Form 10-Q
period 2010-12-31
Booz Allen Hamilton Holding Corp
filed 2011-02-11
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-34972
Booz Allen Hamilton Holding Corporation
(Exact name of registrant as specified in its charter)

Delaware	26-2634160

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8283 Greensboro Drive, McLean, Virginia	22102

(Address of principal executive offices)	(Zip Code)
(703) 902-5000

Registrant’s telephone number, including area code

(Former name, former address, and former fiscal year if changed since last report.)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐       No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Shares Outstanding
February 9, 2011

Class A Common Stock	122,784,835
Class B Non-Voting Common Stock	3,053,130
Class C Restricted Common Stock	2,028,270
Class E Special Voting Common Stock	12,348,860

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2010	2010
(Amounts in thousands, except share and per share data)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$457,772	$307,835
Accounts receivable, net of allowance	1,011,662	1,018,311
Prepaid expenses and other current assets	62,530	44,022

Total current assets	1,531,964	1,370,168

Property and equipment, net	159,794	136,648
Intangible assets, net	247,399	268,880
Goodwill	1,163,457	1,163,129
Other long-term assets	95,918	123,398

Total assets	$3,198,532	$3,062,223

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$263,603	$21,850
Accounts payable and other accrued expenses	363,566	354,097
Accrued compensation and benefits	412,448	385,145
Other current liabilities	34,045	24,828

Total current liabilities	1,073,662	785,920

Long-term debt, net of current portion	965,652	1,546,782
Income tax reserve	90,566	100,178
Other long-term liabilities	184,146	119,760

Total liabilities	2,314,026	2,552,640

Commitments and contingencies (Note 14)

Stockholders’ equity:
Common stock, Class A — $0.01 par value — authorized, 600,000,000 shares; issued and outstanding, 122,784,835 shares at December 31, 2010 and 102,922,900 shares at March 31, 2010	1,227	1,029
Non-voting common stock, Class B — $0.01 par value — authorized, 16,000,000 shares; issued and outstanding, 3,053,130 shares at December 31, 2010 and 2,350,200 shares at March 31, 2010	31	24
Restricted common stock, Class C — $0.01 par value — authorized, 5,000,000 shares; issued and outstanding, 2,028,270 shares at December 31, 2010 and 2,028,270 shares at March 31, 2010	20	20
Special voting common stock, Class E — $0.003 par value — authorized, 25,000,000 shares; issued and outstanding, 12,348,860 shares at December 31, 2010 and 13,345,880 shares at March 31, 2010	37	40
Additional paid-in capital	833,503	525,652
Retained earnings (Accumulated deficit)	53,260	(13,364)
Accumulated other comprehensive loss	(3,572)	(3,818)

Total stockholders’ equity	884,506	509,583

Total liabilities and stockholders’ equity	$3,198,532	$3,062,223

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended,
	December 31,		December 31,
(Amounts in thousands, except per share data)	2010	2009	2010	2009
Revenue	$1,389,176	$1,261,353	$4,098,319	$3,770,069

Operating costs and expenses:
Cost of revenue	718,574	660,947	2,094,232	1,965,343
Billable expenses	368,472	329,100	1,084,001	1,002,392
General and administrative expenses	206,203	205,949	624,533	578,660
Depreciation and amortization	20,796	24,645	59,768	72,673

Total operating costs and expenses	1,314,045	1,220,641	3,862,534	3,619,068

Operating income	75,131	40,712	235,785	151,001

Interest expense, net	(52,897)	(37,445)	(138,243)	(109,738)
Other expense, net	(291)	(571)	(1,238)	(1,333)

Income before income taxes	21,943	2,696	96,304	39,930
Income tax (benefit) expense	(1,695)	1,402	29,680	19,401

Net income	$23,638	$1,294	$66,624	$20,529

Earnings per common share (Note 3):
Basic	$0.20	$0.01	$0.60	$0.19

Diluted	$0.18	$0.01	$0.54	$0.18

Dividends declared per share	$—	$4.64	$—	$5.73

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	December 31,
(Amounts in thousands)	2010	2009
Cash flows from operating activities
Net income	$66,624	$20,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,768	72,673
Amortization of debt issuance costs	18,233	3,846
Amortization of original issuance discount on debt	4,934	1,777
Excess tax benefits from the exercise of stock options	(15,974)	—
Stock-based compensation expense	39,203	57,350

Changes in assets and liabilities:
Accounts receivable, net	6,649	(26,965)
Prepaid expenses and other current assets	(17,206)	15,393
Other long-term assets	32,256	(3,953)
Accrued compensation and benefits	25,256	53,550
Accounts payable and accrued expenses	7,956	31,199
Accrued interest	6,276	(12,629)
Income tax reserve	(10,071)	60
Other current liabilities	9,217	(2,525)
Other long-term liabilities	47,684	9,095

Net cash provided by operating activities	280,805	219,400

Cash flows from investing activities
Purchases of property and equipment	(61,433)	(34,866)
Escrow payments	1,384	38,280

Net cash (used in) provided by investing activities	(60,049)	3,414

Cash flows from financing activities
Net proceeds from issuance of common stock	252,728	—
Cash dividends paid	—	(612,401)
Repayment of debt	(344,311)	(10,638)
Proceeds from debt	—	346,500
Debt issuance costs	—	(15,808)
Payment of deferred payment obligation	—	(78,000)
Excess tax benefits from the exercise of stock options	15,974	—
Stock option exercises	4,790	779

Net cash used in financing activities	(70,819)	(369,568)

Net increase (decrease) in cash and cash equivalents	149,937	(146,754)
Cash and cash equivalents—beginning of period	307,835	420,902

Cash and cash equivalents—end of period	$457,772	$274,148

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$99,667	$91,631

Income taxes	$5,462	$2,306

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or unless otherwise noted)
1.	BUSINESS OVERVIEW
Organization
     Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries (“Holding” or the “Company”) is an affiliate of The Carlyle Group (“Carlyle”) and was incorporated in Delaware in May 2008. The Company and its subsidiaries provide management and technology consulting services primarily to the U.S. government and its agencies in the defense, intelligence, and civil markets. The Company offers clients functional knowledge spanning strategy and organization, analytics, technology and operations, which it combines with specialized expertise in clients’ mission and domain areas to help solve critical problems.
Initial Public Offering
     Effective November 20, 2010, the Company consummated its initial public offering whereby the Company sold 14,000,000 shares of Class A Common Stock for $17.00 per share. Effective December 20, 2010, the Company settled the underwriters’ over-allotment option and sold an additional 2,100,000 shares of Class A Common Stock for $17.00 per share. The net proceeds of the initial public offering and over-allotment of $250.2 million, after deducting underwriting discounts and other fees, were used to repay outstanding debt of $242.9 million under the Company’s mezzanine credit facility and related prepayment penalties of $7.3 million. All expenses associated with the offering have been netted against the proceeds within Stockholders’ Equity.
2.	BASIS OF PRESENTATION
     The Company prepared the condensed consolidated financial statements in this Form 10-Q in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company followed the accounting policies used and disclosed in the consolidated financial statements included in the prospectus on Form 424(b)(4) dated as of November 16, 2010 and filed with the Securities and Exchange Commission on November 18, 2010 (the “Prospectus”).
     The interim financial information in this Form 10-Q reflects all adjustments, consisting of normal recurring adjustments except as otherwise disclosed, necessary for a fair presentation of the Company’s results of operations for the interim periods. The results of operations for the three or nine months ended December 31, 2010 are not necessarily indicative of results to be expected for the full year.
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Certain amounts reported in the prior year have been reclassified to conform to the presentation in the condensed consolidated balance sheets.
Recent Accounting Pronouncements
     Recent accounting pronouncements issued by the Financial Accounting Standards Board did not or are not believed by management to have a material impact on the Company’s present or historical consolidated financial statements.

3.	EARNINGS PER SHARE
     The Company computes basic and diluted earnings per share (“EPS”) based on net income for the periods presented. The Company uses the weighted average number of common shares outstanding during the period to calculate basic EPS. Diluted EPS is computed similar to basic EPS, except the weighted average numbers of shares outstanding is increased to include the dilutive effect of outstanding common stock options and other stock-based awards.
     The Company currently has outstanding shares of Class A Common Stock, Class B Non-Voting Common Stock, Class C Restricted Common Stock, and Class E Special Voting Common Stock. Class E Special Voting Common Stock outstanding is not included in the calculation of EPS as these shares represent voting rights only and are not entitled to participate in dividends or other distributions.
     The calculations of basic and diluted EPS for the periods presented are as follows:

	Three Months Ended		Nine Months Ended,
	December 31,		December 31,
	2010	2009	2010	2009
Earnings for basic and diluted computations	$23,638	$1,294	$66,624	$20,529
Weighted-average Class A Common Stock outstanding	113,723,503	102,787,072	106,180,869	101,843,933
Weighted-average Class B Non-Voting Common Stock outstanding	3,053,130	2,350,200	2,910,836	2,350,200
Weighted-average Class C Restricted Common Stock outstanding	2,028,270	2,028,270	2,028,270	2,028,270

Total weighted-average common shares outstanding for basic computations	118,804,903	107,165,542	111,119,975	106,222,403
Dilutive stock options and restricted stock	12,410,628	12,144,730	13,007,204	8,859,600

Average number of common shares outstanding for diluted computations	131,215,531	119,310,272	124,127,179	115,082,003

Earnings per common share
Basic	$0.20	$0.01	$0.60	$0.19

Diluted	$0.18	$0.01	$0.54	$0.18

4.	GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
     The following table represents the balance and changes in goodwill for the nine months ended December 31, 2010:

March 31, 2010	$1,163,129
Escrow payments	(1,384)
Other*	1,712
December 31, 2010	$1,163,457

*	Consists primarily of tax adjustments related to the Company’s acquisition by Carlyle in July 2008.

Intangible Assets
     Intangible assets consisted of the following:

	As of December 31, 2010			As of March 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Amortizable Intangible Assets

Contract backlog	$160,800	$104,347	$56,453	$160,800	$83,405	$77,395
Favorable leases	2,800	2,054	746	2,800	1,515	1,285

Total	$163,600	$106,401	$57,199	$163,600	$84,920	$78,680

Unamortizable Intangible Assets

Trade name	$190,200	$—	$190,200	$190,200	$—	$190,200

Total	$353,800	$106,401	$247,399	$353,800	$84,920	$268,880

     Amortization expense for the three months ended December 31, 2010 and 2009 was $7.2 million and $10.2 million, respectively. Amortization expense for the nine months ended December 31, 2010 and 2009 was $21.5 million and $30.4 million, respectively.
5.	ACCOUNTS RECEIVABLE
Accounts receivable, net consisted of the following:

	December 31,	March 31,
	2010	2010
Accounts receivable—billed	$441,964	$437,256
Accounts receivable—unbilled	571,367	583,182
Allowance for doubtful accounts	(1,669)	(2,127)

Accounts receivable, net, current	1,011,662	1,018,311
Long-term unbilled receivables related to retainage and holdbacks	17,505	17,072

Total accounts receivable, net	$1,029,167	$1,035,383

     The Company recognized a provision for doubtful accounts of $0.7 million and $0.2 million for the three months ended December 31, 2010 and 2009, respectively, and $1.7 million and $1.2 million for the nine months ended December 31, 2010 and 2009, respectively. Long-term unbilled receivables related to retainage and holdbacks are included in other long-term assets in the accompanying condensed consolidated balance sheets.
6.	DEFERRED PAYMENT OBLIGATION
     In connection with the Acquisition Transaction and Recapitalization Transaction described in the Company’s Prospectus, the Company established a deferred payment obligation (“DPO”) of $158.0 million, payable by 8 1/2 years after July 31, 2008, less any settled claims. Of the $158.0 million, $78.0 million was required to be paid in full to the selling shareholders and $80.0 million is available to indemnify the Company for certain pre-acquisition tax contingencies, related interest and penalties and other matters pursuant to the Agreement and Plan of Merger, dated as of May 15, 2008, as amended as of July 30, 2008 (the “Merger Agreement”). Any amounts remaining after the settlement of claims will be paid out to the selling shareholders. On December 11, 2009, in connection with the Recapitalization Transaction, $100.4 million was paid to the selling shareholders, of which $78.0 million was the repayment of that portion of the DPO described above, with approximately $22.4 million representing accrued interest.
     The $35.9 million and $20.0 million DPO balance recorded as of December 31, 2010 and March 31, 2010, respectively, in other long-term liabilities in the accompanying condensed consolidated balance sheets, represent the residual balance estimated to be paid to the selling shareholders based on consideration of contingent tax claims, accrued interest and other matters. During the three and nine months ended December 31, 2010, the Company effectively settled $11.0 million of its pre-acquisition uncertain tax positions, thereby reducing the estimated amount to be indemnified under the remaining available DPO, resulting in an increase in the DPO amount to be paid to the selling shareholders.

7.	DEBT
     Debt consisted of the following:

	December 31, 2010		March 31, 2010
	Interest	Oustanding	Interest	Oustanding
	Rate	Balance	Rate	Balance
Senior secured credit agreement:
Tranche A	4.04%	$101,825	4.00%	$110,829
Tranche B	7.50%	563,542	7.50%	566,811
Tranche C	6.00%	343,598	6.00%	345,790

		1,008,965		1,023,430
Unsecured credit agreement:
Mezzanine Term Loan	13.00%	220,290	13.00%	545,202

Total		1,229,255		1,568,632

Current portion of long-term debt		(263,603)		(21,850)

Long-term debt, net of current portion		$965,652		$1,546,782

     The Company made optional repayments on the Mezzanine Term Loan during the nine months ended December 31, 2010. In accordance with the terms of the Mezzanine Credit Agreement, the Company also paid prepayment penalties of 3 percent of the respective principal repayment amounts. In addition, upon each repayment, the Company accelerated a proportional amount of the amortization of the debt issuance costs (“DIC”) and original issuance discount (“OID”) associated with the Mezzanine Term Loan. These amounts were reflected in interest expense, net in the consolidated statement of operations. The repayments on the Mezzanine Term Loan during the nine months ended December 31, 2010 and the associated write-off of DIC and OID amortization were as follows:

	Principal	Prepayment	Write-off of	Write-off of
Date	Payment	Penalties	DIC	OID
December 21, 2010*	$32,494	$975	$1,229	$262
November 26, 2010*	210,430	6,313	8,022	1,712
August 2, 2010	85,000	2,550	3,359	732

*	The December 21, 2010 and November 26, 2010 repayments and prepayment penalties were paid with net proceeds from the sale of shares of the Company’s Class A common stock.
     The remaining unamortized DIC of $8.3 million associated with the Mezzanine Term Loan is included in other long-term assets in the accompanying condensed consolidated balance sheet. The remaining unamortized OID of $1.8 million associated with the Mezzanine Term Loan is included in the current portion of long-term debt in the accompanying condensed consolidated balance sheet.
     At December 31, 2010, the Company was contingently liable under open standby letters of credit and bank guarantees issued by the Company’s banks in favor of third parties. These letters of credit and bank guarantees totaling $2.1 million primarily relate to leases and support of insurance obligations. These instruments reduce the Company’s available borrowings under the revolving credit facility. As of December 31, 2010, there were no borrowings against the $245.0 million revolving credit facility.
     The Senior Secured Agreement and Mezzanine Credit Agreement require the maintenance of certain financial and non-financial covenants. As of December 31, 2010 and March 31, 2010, the Company was in compliance with all of its covenants.
December 2009 Recapitalization Transaction
     On December 11, 2009, the Company consummated a recapitalization transaction, which included amendments of the Senior Secured Agreement to include Tranche C with $350.0 million of principal, and the Mezzanine Credit Agreement primarily to allow for the recapitalization and payment of a special dividend. This special dividend was declared by the Company’s Board of Directors (“BOD”) on December 7, 2009, to be paid to holders of record as of December 8, 2009. Net proceeds from Tranche C of $341.3 million less transaction costs of $13.2 million, along with cash on hand of $321.9 million, were used to fund a partial payment of the Company’s DPO in the amount of $100.4 million, and a dividend payment of $4.642 per share, or $497.5 million, which was paid on all issued and outstanding shares of Holding’s Class A Common Stock, Class B Non-Voting Common Stock, and Class C Restricted Common Stock.
Subsequent Event — February 2011 Refinancing Transaction
     On February 3, 2011, the Company completed a refinancing transaction (the “Refinancing Transaction”), which included amendments of the Senior Secured Credit Agreement by the Second Amended and Restated Credit Agreement (“Senior Secured Agreement”) to allow for new term loan facilities and an increase to the Company’s revolving credit facility. The Senior Secured Agreement, as amended, provides for $1.0 billion in term loans ($500.0 million Tranche A and $500.0 million Tranche B) and a $275.0 million revolving credit facility. The outstanding borrowings under the Senior Secured Agreement, as amended, are collateralized by a security interest in substantially all of the Company’s assets. In connection with the Refinancing Transaction, the Company used approximately $269.0 million of cash on hand to pay fees and expenses and repay the remaining $222.1 million of indebtedness on the Mezzanine Term Loan and $21.5 million on the existing senior secured term loan facilities. In accordance with the terms of the Mezzanine Credit Agreement, the Company also paid a prepayment penalty of $6.7 million, or 3% of the principal repayment amount. In addition, the Company wrote-off the amortization of ratable portions of the DIC and OID associated with the senior secured term loan facilities in the amount of $10.5 million and $5.9 million, respectively, and the remaining DIC and OID on the Mezzanine Term Loan in the amount of $8.3 million and $1.8 million, respectively. These amounts will be reflected in interest expense, net in the three months ended March 31, 2011. Furthermore, the Company expensed third party debt issuance costs of $4.6 million that did not qualify for deferral and will be reflected in general and administrative costs in the three months ended March 31, 2011.

     The Senior Secured Agreement, as amended, requires scheduled principal payments in equal consecutive quarterly installments of 1.25% of the stated principal amount of Tranche A, with incremental increases prior to the Tranche A maturity date of February 3, 2016, and 0.25% of the stated principal amount of Tranche B, with the remaining balance payable on the Tranche B maturity date of August 3, 2017. The revolving credit facility matures on July 31, 2014, at which time any outstanding principal balance is due in full.
     Borrowings under the Revolving Credit Facility and the senior secured term loan facilities will bear interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either (1) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs (provided that, in the case of the Tranche B Loans, LIBOR shall be no less than 1.00%) and (2) a base rate calculated by reference to the highest of (a) the prime rate of the Administrative Agent, (b) the federal funds effective rate plus 1/2 of 1.00% and (c) the LIBOR rate for a three-month interest period plus 1.00% (“ABR”) (provided that, in the case of the Tranche B Loans, ABR shall be no less than 2.00%).
     The senior credit facilities contain certain financial covenants that require the Company to maintain a maximum consolidated net total leverage ratio and a minimum consolidated net interest coverage ratio, as defined in the Senior Secured Agreement, as amended. Effective March 31, 2011, the consolidated net total leverage ratio is required to be less than or equal to 3.9 to 1.0, with incremental decreases each year and the consolidated net interest coverage ratio is required to be greater than or equal to 3.0 to 1.0, with incremental increases each year. The Senior Secured Agreement, as amended also contains customary representations and warranties and usual and customary affirmative and negative covenants that, among other things, restrict the Company’s ability, in certain circumstances, to (1) incur indebtedness, (2) create liens, (3) merge or consolidate with certain entities, (4) engage in any business activity other than business of the type or reasonably related to the type conducted at the date of the Senior Secured Agreement, as amended, (5) sell, transfer, lease or otherwise dispose of all or substantially all of their assets, (6) make certain dividends, distributions, repurchases and other restricted payments, (7) make certain investments loans or advances, (8) engage in certain affiliate transactions, (9) engage in sale-leaseback transactions, (10) enter into certain swap or similar agreements or (11) enter into any agreement limiting their ability to create, incur, assume or suffer to exists liens to secure obligations under the Senior Secured Agreement, as amended with certain exceptions. The Senior Secured Agreement, as amended also contains certain customary events of default, including, but not limited to, failure to make required payments, material breaches of representations or warranties, the failure to observe certain covenants or agreements, the failure to pay or default of certain other material indebtedness, the failure to maintain the guarantee and collateral agreement, certain adverse monetary judgments, bankruptcy, insolvency and a change of control. Borrowings under the Senior Secured Agreement, as amended are subject to acceleration upon the occurrence of events of default.
8.	INCOME TAXES
     The Company’s effective income tax rate was 30.8% and 48.6% for the nine months ended December 31, 2010 and 2009, respectively. The decrease in the effective tax rate for the nine months ended December 31, 2010 as compared to the same period last year is primarily due to the reduction in income tax reserves for uncertain tax positions as a result of expiring statute of limitations. Based on management’s conclusion that the uncertain tax positions related to the statute lapse were effectively settled, $11.0 million of tax reserves, including interest and penalties, were released, which reduced the income tax provision in the three and nine months ended December 31, 2010. The nine month effective tax rate of 30.8% differs from the statutory rate of 35% due to the release of tax reserves, state taxes, and the effect of permanent rate differences, which primarily related to meals and entertainment.
     The Internal Revenue Service (“IRS”) is completing its examination of the Company’s income tax returns for fiscal 2004, 2005, and 2006. As of December 31, 2010, the IRS has proposed certain adjustments to the Company’s claim on research credits. Management is currently appealing the proposed adjustment and does not anticipate that the adjustments will result in a material change to its financial position. The Company is also subject to taxes imposed by various taxing authorities including state and foreign jurisdictions. Tax years that remain open and subject to examination related to state and foreign jurisdictions are not considered to be material or will be indemnified under the Merger Agreement.
9.	BENEFIT PLANS
     Total expense for the Company’s Retired Officers’ Bonus Plan was approximately $0.2 million for both the three months ended December 31, 2010 and 2009, and $0.6 million and $0.5 million for the nine months ended December 31, 2010 and 2009, respectively. There were no contributions to the Retired Officers’ Bonus Plan for the three and nine months ended December 31, 2010 and 2009. As of December 31, 2010 and March 31, 2010, there were no plan assets for the Retired Officers’ Bonus Plan and therefore, the accumulated liability of $5.4 million and $5.0 million, respectively, included in other long-term liabilities in the accompanying consolidated balance sheets is unfunded.

     The components of net postretirement medical expense for the Officer Medical Plan were as follows:

	Three Months Ended		Nine Months Ended,
	December 31,		December 31,
	2010	2009	2010	2009
Service cost	$841	$670	$2,522	$2,011
Interest cost	642	567	1,927	1,702

Total postretirement medical expense	$1,483	$1,237	$4,449	$3,713

     As of December 31, 2010 and March 31, 2010, the unfunded status of the Officer Medical Plan was $48.6 million and $45.5 million, respectively, and are included in other long-term liabilities in the accompanying consolidated balance sheets.
10. STOCKHOLDERS’ EQUITY
Stock Split
     On September 21, 2010, the Company’s BOD approved an amended and restated certificate of incorporation that was filed on November 8, 2010, thereby effecting a ten-for-one stock split of all the outstanding shares of Class A Common Stock, Class B Non-Voting Common Stock, Class C Restricted Common Stock, and Class E Special Voting Common Stock. Par value for Class A Common Stock, Class B Non-Voting Common Stock, and Class C Restricted Common Stock remained at $0.01 par value per share. Par value for Class E Special Voting Stock split ten-for-one to become $0.003 per share. All issued and outstanding common stock and stock options and per share amounts of the Company contained in the financial statements have been retroactively adjusted to reflect this stock split for all periods presented.
     The amended and restated certificate of incorporation also eliminated the Class D Merger Rolling Common Stock and the Class F Non-Voting Restricted Common Stock.
Comprehensive Income
     The components of comprehensive income consisted of the following:

	Three Months Ended		Nine Months Ended,
	December 31,		December 31,
	2010	2009	2010	2009
Net income	$23,638	$1,294	$66,624	$20,529
Actuarial gain (loss) related to employee benefits, net of taxes	82	(1,129)	246	(3,387)

Comprehensive income	$23,720	$165	$66,870	$17,142

11. STOCK-BASED COMPENSATION
     The following table summarizes stock-based compensation costs recognized in the condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended,
	December 31,		December 31,
	2010	2009	2010	2009
Cost of revenue	$3,447	$5,857	$11,331	$18,926
General and administrative expenses	8,461	11,892	27,872	38,424

Total	$11,908	$17,749	$39,203	$57,350

     As of December 31, 2010, there was approximately $48.1 million of total unrecognized compensation cost related to unvested stock compensation agreements. This cost is expected to be fully amortized over the next 4.5 fiscal years, with approximately $10.4 million, $23.3 million, $10.5 million, $3.1 million, $0.7 million, and $0.1 million during the remainder of 2011, 2012, 2013, 2014, 2015 and 2016, respectively.
Officers’ Rollover Stock Plan
     For the nine months ended December 31, 2010, 988,980 shares of Class C Restricted Common Stock (“Class C Restricted Stock”) vested. Total compensation expense recorded in conjunction with all Class C Restricted Stock for the three and nine months ended December 31, 2010 was $0.9 million and $3.1 million, respectively. Future compensation cost related to non-vested Class C Restricted Stock not yet recognized in the condensed consolidated statements of operations was $2.2 million, and is expected to be recognized over 2.5 years.
     A portion of the old stock rights held by Booz Allen Hamilton, Inc.’s U.S. government consulting partners issued under the stock rights plan that existed for Booz Allen Hamilton, Inc.’s Officers prior to the merger transaction were exchanged for new options (“New Options”). As of December 31, 2010, there were 11,645,910 of New Options outstanding, of which 9,945,980 options were unvested. Total compensation expense recorded in conjunction with all New Options outstanding for the three and nine months ended December 31, 2010 was $6.8 million and $21.5 million, respectively. Future compensation cost related to non-vested New Options not yet recognized in the condensed consolidated statements of operations was $20.5 million, and is expected to be recognized over 2.5 years.
Equity Incentive Plan
     On November 16, 2010, the BOD approved the grant of 260,000 options under the amended Equity Incentive Plan (“EIP”). The aggregate grant date fair value of the EIP Options issued during the three and nine months ended December 31, 2010 was $1.4 million and $11.5 million, respectively, and is being recorded as expense over the vesting period. As of December 31, 2010, there were 12,027,685 of EIP Options outstanding, of which 9,821,790 were unvested. Total compensation expense recorded in conjunction with all EIP Options outstanding for the three and nine months ended December 31, 2010 was $4.2 million and $14.4 million, respectively. Future compensation cost related to these non-vested stock options not yet recognized in the condensed consolidated statements of operations was $25.4 million, and is expected to be recognized over 4.5 years. As of December 31, 2010, there were 13,043,250 options available for future grant under the amended EIP.
Adoption of Annual Incentive Plan
     On October 1, 2010, the BOD adopted a new compensation plan in connection with the initial public offering to more appropriately align the Company’s compensation programs with those of similarly situated public companies. The amount of the annual incentive payment will be determined in substantially the same manner as it previously was except that a portion of the bonus is expected to be paid in the form of equity (including stock and other awards under the EIP) and, in that event, the dollar amount of that portion will be increased by 20% to offset increased risk and decreased liquidity. Equity awards will vest based on the passage of time, subject to the officer’s continued employment by the Company. The portion to be paid in the form of equity will be recognized in the statement of operations based on grant date at fair value over the vesting period of three years. The portion to be paid in cash is accrued ratably during the fiscal year and paid out during the first quarter of the subsequent year.

Class A Restricted Common Stock
     For the nine months ended December 31, 2010, 5,865 shares of Class A Restricted Common Stock (“Class A Restricted Stock”) were granted to certain unaffiliated Board members for their continued service to the Company. Total compensation expense recorded in conjunction with this grant of Class A Restricted Stock for the three and nine months ended December 31, 2010 was $20,297 and $129,883, respectively. Future compensation cost related to the Class A Restricted Stock not yet recognized in the condensed consolidated statements of operations was $20,297, and is expected to be recognized in the fourth quarter of fiscal 2011.
December 2009 and July 2009 Dividends
     On December 7, 2009, the Company’s BOD approved a dividend of $4.642 per share paid to holders of record as of December 8, 2009 of Class A Common Stock, Class B Non-Voting Common Stock, and Class C Restricted Common Stock. This dividend totaled $497.5 million. As required by the Officers’ Rollover Stock Plan and the EIP, and in accordance with applicable tax laws and regulatory guidance, the exercise price per share of each outstanding New Option and EIP Option was reduced in an amount equal to the value of the dividend. The Company evaluated the reduction of the exercise price associated with the dividend issuance. Both the Officers’ Rollover Stock Plan and EIP plans contained mandatory antidilution provisions requiring modification of the options in the event of an equity restructuring, such as the dividend declared in December 2009. In addition, the structure of the modifications, as a reduction in the exercise price of options, did not result in an increase to the fair value of the awards. As a result of these factors, the Company did not record incremental compensation expense associated with the modifications of the options as a result of the December 2009 dividend. Options vested and not yet exercised that would have had an exercise price below zero as a result of the dividend were reduced to one cent. The difference between one cent and the reduced value for shares vested and not yet exercised of approximately $54.4 million will be paid in cash upon exercise of the options subject to the continued vesting of the options. As of December 31, 2010 and March 31, 2010, the Company reported $28.5 million and $27.4 million, respectively, in other long-term liabilities and $16.0 million and $7.0 million, respectively, in accrued compensation and benefits in the accompanying consolidated balance sheets based on the proportion of the potential payment of $54.4 million which is represented by vested options for which stock based compensation expense has been recorded.
     On July 27, 2009, the Company’s BOD approved a dividend of $1.087 per share paid to holders of record as of July 29, 2009 of the Company’s Class A Common Stock, Class B Non-Voting Common Stock, and Class C Restricted Common Stock. This dividend totaled $114.9 million. In accordance with the Officers’ Rollover Stock Plan, the exercise price per share of each outstanding option, including New Options and EIP options, was reduced in compliance with applicable tax laws and regulatory guidance. Additionally, the Company evaluated the reduction of the exercise price associated with the dividend issuance. As a result, the Company did not record any additional incremental compensation expense associated with the dividend and corresponding decrease in the exercise and fair value of all outstanding options.
12. FINANCIAL INSTRUMENTS
     The carrying values of cash and cash equivalents as of December 31, 2010 and March 31, 2010 of $457.8 million and $307.8 million, respectively, approximated their fair values. The carrying values of the Company’s debt instruments as of December 31, 2010 and March 31, 2010 of $1.2 billion and $1.6 billion, respectively, approximated their fair values. The fair value of long-term debt, net of current portion is determined based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements.
13. RELATED-PARTY TRANSACTIONS
     The Company is an affiliate of Carlyle and from time to time and in the ordinary course of business: (1) engages certain Carlyle portfolio companies as subcontractors or service providers and (2) certain Carlyle portfolio companies engage the Company as a subcontractor or service provider. Revenue and cost associated with these related parties for the three months ended December 31, 2010 were $0.7 million and $0.5 million, respectively. Revenue and costs associated with these related parties for the three months ended December 31, 2009 were $3.3 million and $2.9 million, respectively. Revenue and cost associated with these related parties for the nine months ended December 31, 2010 were $5.7 million and $4.9 million, respectively. Revenue and costs associated with these related parties for the nine months ended December 31, 2009 were $11.4 million and $10.3 million, respectively.
     On July 31, 2008, the Company entered into a management agreement (the “Management Agreement”) with TC Group V US, L.L.C. (“TC Group”), a company affiliated with Carlyle. In accordance with the Management Agreement, TC Group provides the Company with advisory, consulting and other services and the Company pays TC Group an aggregate annual fee of $1.0 million plus expenses. For both the three months ended December 31, 2010 and 2009, the Company incurred $250,000 in advisory fees. For both the nine months ended December 31, 2010 and 2009, the Company incurred $750,000 in advisory fees.

     Included in the accompanying condensed consolidated balance sheets and statements of operations are occupancy charges based on license agreements and personnel service charges related to existing contracts as of July 31, 2008 between the Company and Booz & Co.:

As of December 31, 2010:
Accounts receivable	$157
Accounts payable	$98

As of March 31, 2010:
Accounts receivable	$303
Accounts payable	$1,318

For the three months ended December 31, 2010:
Revenue	$388
Expenses	$249

For the three months ended December 31, 2009:
Revenue	$382
Expenses	$298

For the nine months ended December 31, 2010:
Revenue	$1,000
Expenses	$1,688

For the nine months ended December 31, 2009:
Revenue	$3,496
Expenses	$2,706
14. COMMITMENTS AND CONTINGENCIES
Government Contracting Matters
     For the three months ended December 31, 2010 and 2009, approximately 98% and 96%, respectively, of the Company’s revenue was generated from contracts with U.S. government agencies or other U.S. government contractors and approximately 98% and 95% for the nine months ended December 31, 2010 and 2009, respectively. Contracts with the U.S. government are subject to extensive legal and regulatory requirements and, from time to time and in the ordinary course of business, agencies of the U.S. government investigate whether the Company’s operations are conducted in accordance with these requirements and the terms of the relevant contracts. U.S. government investigations of the Company, whether related to the Company’s U.S. government contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayments, fines, or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting. Management believes it has adequately reserved for any losses that may be experienced from any investigation of which it is aware. The Defense Contract Management Agency Administrative Contracting Officer has negotiated annual indirect cost rates through fiscal year 2005. Audits of subsequent years may result in cost reductions and/or penalties. Management believes it has adequately reserved for any losses that may be experienced from any such reductions and/or penalties. As of December 31, 2010 and March 31, 2010, the Company has recorded a liability of approximately $95.3 million and $72.7 million, respectively, for its best estimate of net amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs incurred subsequent to fiscal year 2005. This liability is included in accounts payable and other accrued expenses in the accompanying condensed consolidated balance sheets. During the nine months ended December 31, 2010, the Company recorded additional liability adjustments for audits and review of contract costs of $22.6 million.
Litigation
     The Company is involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes and other business matters. These legal proceedings seek various remedies, including monetary damages in varying amounts that currently range up to $26.2 million or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, management does not expect any of the currently ongoing audits, reviews, investigations or litigation to have a material adverse effect on the Company’s financial condition and results of operations.

     Six former officers and stockholders of Booz Allen Hamilton, Inc. who had departed the firm prior to the spin-off of the commercial business to the commercial partners on July 31, 2008 and merger of Booz Allen Hamilton, Inc. with a wholly-owned subsidiary of the Company on August 1, 2008 have filed a total of nine suits, with original filing dates ranging from July 3, 2008 through December 15, 2009, three of which were amended on July 2, 2010, and then further amended into one consolidated complaint on September 7, 2010, against the Company and certain of the Company’s current and former directors and officers. Each of the suits arises out of the acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the acquisition. Some of the suits also allege that the acquisition price paid to stockholders was insufficient. The various suits assert claims for breach of contract, tortious interference with contract, breach of fiduciary duty, civil RICO violations, violations of ERISA, and/or securities and common law fraud. Two of these suits have been dismissed and another has been dismissed but the former stockholder has sought leave to re-plead. Five of the remaining suits are pending in the United States District Court for the Southern District of New York and the sixth is pending in the United States District Court for the Southern District of California. As of December 31, 2010 and March 31, 2010, the aggregate alleged damages sought in the six remaining suits was approximately $348.7 million ($291.5 million of which is sought to be trebled pursuant to RICO) and $197.0 million ($140.0 million of which is sought to be trebled pursuant to RICO), respectively, plus punitive damages, costs, and fees. Although the outcome of any of these cases is inherently uncertain and may be materially adverse, based on current information, the Company’s management does not expect them to have a material adverse effect on its financial condition and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with our condensed consolidated interim financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q.
     The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Part II, Item 1.A “Risk Factors” and “—Special Note Regarding Forward-Looking Statements”. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
     Our fiscal year ends March 31 and, unless otherwise noted, references to years or fiscal are for fiscal years ended March 31. See “— Results of Operations.”
Overview
     We are a leading provider of management and technology consulting services to the U.S. government in the defense, intelligence and civil markets. We are a well-known, trusted and long-term partner to our clients, who seek our expertise and objective advice to address their most important and complex problems. Leveraging our 95-year consulting heritage and a talent base of approximately 25,300 people, we deploy our deep domain knowledge, functional expertise and experience to help our clients achieve their objectives. We have a collaborative culture, supported by our operating model, which helps our professionals identify and respond to emerging trends across the markets we serve and deliver enduring results for our clients.
Recent Developments
     On February 3, 2011, we completed a refinancing transaction (the “Refinancing Transaction”), which included amendments to the credit agreement (the “Senior Secured Agreement”) governing our senior secured loan facilities (the “Senior Credit Facilities”) and the repayment of all indebtedness outstanding under our mezzanine credit facility. See“—Liquidity and Capital Resources — February 2011 Refinancing Transaction.”
     On November 20, 2010, we consummated an initial public offering consisting of 14,000,000 shares of Class A Common Stock for $17.00 per share, and, effective December 20, 2010, we settled the underwriters’ exercise of the over-allotment option for 2,100,000 shares of Class A Common Stock. The net proceeds of the initial public offering, including the over-allotment, of $250.2 million, after deducting underwriting discounts and other fees, were used to repay outstanding debt under our mezzanine credit facility and pay related prepayment penalties.
Factors and Trends Affecting Our Results of Operations
     Our results of operations have been, and we expect them to continue to be, affected by the following factors, which may cause our future results of operations to differ from our historical results of operations discussed under “— Results of Operations.”
Business Environment and Key Trends in Our Markets
     We believe that the following trends and developments in the U.S. government services industry and our markets may influence our future results of operations:
•	budgeting constraints increasing pressure on the U.S. government to control spending while pursuing numerous important policy initiatives, which may result in a reduction in the growth rate of U.S. government spending in certain areas;

•	changes in the level and mix of U.S. government spending, such as the U.S. government’s increased spending in recent years on homeland security, cyber, advanced technology analytics, intelligence and defense-related programs and healthcare;

•	cost cutting and efficiency initiatives and other efforts to streamline the U.S. defense and intelligence infrastructure, including the initiatives proposed by the Secretary of Defense;

•	conservatism in light of existing and proposed fiscal constraints that may cause clients to invest appropriated funds on a less consistent or rapid basis, or at all;

•	increased insourcing by the U.S. government of work that was traditionally performed by outside contractors, including at the Department of Defense;

•	specific efficiency initiatives by the U.S. government such as efforts to rebalance the U.S. defense forces in accordance with the 2010 Quadrennial Defense Review, as well as general efforts to improve procurement practices and efficiencies, such as the actions recently announced by the Office of Management and Budget regarding IT procurement practices;

•	U.S. government agencies awarding contracts on a technically acceptable/lowest cost basis, which could have a negative impact on our ability to win certain contracts;

•	restrictions by the U.S. government on the ability of federal agencies to use lead system integrators, in response to cost, schedule and performance problems with large defense acquisition programs where contractors were performing the lead system integrator role;

•	increasingly complex requirements of the Department of Defense and the U.S. Intelligence Community, including cyber-security, and focus on reforming existing government regulation of various sectors of the economy, such as financial regulation and healthcare;

•	increased competition from other government contractors and market entrants seeking to take advantage of the trends identified above; and

•	efforts by the U.S. government to address organizational conflicts of interest and related issues and the impact of those efforts on us and our competitors.
Sources of Revenue
     Substantially all of our revenue is derived from services provided under contracts and task orders with the U.S. government, primarily by our employees and, to a lesser extent, our subcontractors. Funding for our contracts and task orders is generally linked to trends in budgets and spending across various U.S. government agencies and departments. We provide services under a large portfolio of contracts and contract vehicles to a broad client base, and we believe that our diversified contract and client base lessens potential volatility in our business. We have historically grown, and continued through the period ended December 31, 2010 to grow, our revenue organically without relying on acquisitions.
Contract Types
     We generate revenue under the following three basic types of contracts: cost-reimbursable, time-and-materials, and fixed-price.
•	Cost-reimbursable. Cost-reimbursable contracts provide for the payment of allowable costs incurred during performance of the contract, up to a ceiling, based on the amount that has been funded, plus a fee. We generate revenue under two general types of cost-reimbursable contracts: cost-plus-fixed-fee and cost-plus-award-fee contracts, both of which reimburse allowable costs and include a fixed contract fee. The fixed fee under each type of cost-reimbursable contract is generally payable upon completion of services in accordance with the terms of the contract, and cost-plus-fixed-fee contracts offer no opportunity for payment beyond the fixed fee. Cost-plus-award-fee contracts also provide for an award fee that varies within specified limits based upon the client’s assessment of our performance against a predetermined set of criteria, such as targets for factors like cost, quality, schedule, and performance.

•	Time-and-materials. Under a time-and-materials contract, we are paid a fixed hourly rate for each direct labor hour expended, and we are reimbursed for allowable material costs and allowable out-of-pocket expenses. To the extent our actual direct labor and associated costs vary in relation to the fixed hourly billing rates provided in the contract, we will generate more or less profit, or could incur a loss.

•	Fixed-price. Under a fixed-price contract, we agree to perform the specified work for a pre-determined price. To the extent our actual costs vary from the estimates upon which the price was negotiated, we will generate more or less profit, or could incur a loss. Some fixed-price contracts have a performance-based component, pursuant to which we can earn incentive payments or incur financial penalties based on our performance. Fixed-price level of effort contracts require us to provide a specified level of effort, over a stated period of time, for a fixed price.
     The amount of risk and potential reward varies under each type of contract. Under cost-reimbursable contracts, there is limited financial risk, because we are reimbursed for all allowable costs up to a ceiling. However, profit margins on this type of contract tend to be lower than on time-and-materials and fixed-price contracts. Under time-and-materials contracts, we are reimbursed for the hours worked using the predetermined hourly rates for each labor category. In addition, we are typically reimbursed for other contract direct costs and expenses at cost. We assume financial risk on time-and-materials contracts because our labor costs may exceed the negotiated billing rates. Profit margins on well-managed time and materials contracts tend to be higher than on cost-reimbursable contracts as long as we are able to staff those contracts with people who have an appropriate skill set. Under fixed-price contracts, we are required to deliver the objectives under the contract for a pre-determined price. Compared to time-and-materials and cost-reimbursable contracts, fixed-price contracts generally offer higher profit margin opportunities because we receive the full benefit of any cost savings but generally involve greater financial risk because we bear the impact of any cost overruns. In the aggregate, the contract type mix in our revenue for any given period will affect that period’s profitability. Over time we have experienced a relatively stable contract mix although the U.S. government has indicated its intent to increase its use of fixed price contract procurements and reduce its use of time-and-materials contract procurements, and the Department of Defense has adopted purchasing guidelines that mark a shift towards fixed-price procurement contracts.
     The table below presents the percentage of total revenue for each type of contract.

	Three Months		Nine Months
	Ended December 31,		Ended December 31,
	2010	2009	2010	2009
Cost-reimbursable (1)	50%	51%	51%	52%
Time-and-materials	34%	37%	35%	37%
Fixed-price (2)	16%	12%	14%	11%

(1)	Includes both cost-plus-fixed-fee and cost-plus-award fee contracts.

(2)	Includes fixed-price level of effort contracts.
Contract Diversity and Revenue Mix
     We provide our services to our clients through a large number of single award contracts and contract vehicles and multiple award contract vehicles. Most of our revenue is generated under indefinite delivery/indefinite quantity (“ID/IQ”) contract vehicles, which include multiple award government-wide acquisition contract vehicles (“GWAC”)s and General Services Administration Multiple Award Schedule Contracts (“GSA schedules”) and certain single award contracts. GWACs and GSA schedules are available to all U.S. government agencies. Any number of contractors typically compete under multiple award ID/IQ contract vehicles for task orders to provide particular services, and we earn revenue under these contract vehicles only to the extent that we are successful in the bidding process for task orders
     We generate revenue under our contracts and task orders through our provision of services as both a prime contractor and subcontractor, as well as from the provision of services by subcontractors under contracts and task orders for which we act as the prime contractor. The mix of these types of revenue affects our operating margin. Substantially all of our operating margin is derived from our consulting staff’s labor under contracts for which we act as the prime contractor or a subcontractor, which we refer to as direct consulting staff labor, and our operating margin derived from fees we earn on services provided by our subcontractors is not significant. We view growth in direct consulting staff labor as the primary measure of earnings growth. Direct consulting staff labor growth is driven by consulting staff headcount growth, after attrition, and total backlog growth.
Our People
     Revenue from our contracts is derived from services delivered by our people and, to a lesser extent, from our subcontractors. Our ability to hire, retain and deploy talent is critical to our ability to grow our revenue. As of December 31, 2010 and 2009, we employed approximately 25,300 and 23,200 people, respectively, of which approximately 23,000 and 21,100, respectively, were consulting staff.
Contract Backlog
     We define backlog to include the following three components:
•	Funded Backlog. Funded backlog represents the revenue value of orders for services under existing contracts for which funding is appropriated or otherwise authorized less revenue previously recognized on these contracts.

•	Unfunded Backlog. Unfunded backlog represents the revenue value of orders for services under existing contracts for which funding has not been appropriated or otherwise authorized.

•	Priced Options. Priced contract options represent 100% of the revenue value of all future contract option periods under existing contracts that may be exercised at our clients’ option and for which funding has not been appropriated or otherwise authorized.
     Backlog does not include any task orders under ID/IQ contracts, including GWACs and GSA schedules, except to the extent that task orders have been awarded to us under those contracts. The following table summarizes the value of our contract backlog at the respective dates presented (in millions):

	As of	As of
	December 31,	December
	2010	31, 2009

Backlog:
Funded	$2,740	$2,385
Unfunded (1)	3,388	2,959
Priced options (2)	4,877	3,720

Total backlog	$11,005	$9,064

(1)	Reflects a reduction by management to the revenue value of orders for services under two existing single award ID/IQ contracts, based on an established pattern of funding under these contracts by the U.S. government.

(2)	Amounts shown reflect 100% of the undiscounted revenue value of all priced options.
     Our backlog includes orders under contracts that in some cases extend for several years. The U.S. Congress generally appropriates funds for our clients on a yearly basis, even though their contracts with us may call for performance that is expected to take a number of years. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until the U.S. Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.
     We view growth in total backlog and consulting staff headcount growth as the two key measures of our business growth. Growing and deploying consulting staff is the primary means by which we are able to recognize profitable revenue growth. To the extent that we are able to hire additional people and deploy them against funded backlog, we generally recognize increased revenue. Some portion of our employee base is employed on less than a full time basis, and we measure revenue growth based on the full time equivalency of our consulting staff. Total backlog grew 21.4% from December 31, 2009 to December 31, 2010. Additions to funded backlog during the twelve months ended December 31, 2010 totaled $7.4 billion, as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated and the exercise and subsequent funding of priced options.
     We cannot predict with any certainty the portion of our backlog that we expect to recognize as revenue in any future period. While we report backlog internally on a monthly basis and review backlog upon the occurrence of certain events to determine if any adjustments are necessary, we cannot guarantee that we will recognize any revenue from our backlog, nor can we guarantee the period of time over which backlog will become revenue. The primary risks that could affect our ability to recognize such revenue are program schedule changes, contract modifications and our ability to assimilate and deploy new employees against funded backlog. In our recent experience, none of these or any of the following additional risks have had a material negative effect on our ability to realize revenue from our funded backlog: the unilateral right of the U.S. government to cancel multi-year contracts and related orders or to terminate existing contracts for convenience or default; cost cutting initiatives and other efforts to reduce U.S. government spending, such as the initiatives proposed by the Secretary of Defense, which could reduce or delay funding for orders for services; delayed funding of our contracts due to delays in the completion of the U.S. government’s budgeting process and the use of continuing resolutions; in the case of unfunded backlog, the potential that funding will not be available; and, in the case of priced options, the risk that our clients will not exercise their options. Funded backlog includes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the funded backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a pre-determined expiration date such as the end of the U.S. government’s fiscal year.
Operating Costs and Expenses
     Costs associated with compensation and related expenses for our people are the most significant component of our operating costs and expenses. The principal factors that affect our costs are additional people as we grow our business and are awarded new contracts, task orders and additional work under our existing contracts and the hiring of people with specific skill sets and security clearances as required by our additional work. Our most significant operating costs and expenses are as follows:
•	Cost of Revenue. Cost of revenue includes direct labor, related employee benefits and overhead. Overhead consists of indirect costs, including indirect labor relating to infrastructure, management and administration, and other expenses.

•	Billable Expenses. Billable expenses include direct subcontractor expenses, travel expenses, and other expenses incurred to perform on contracts.

•	General and Administrative Expenses. General and administrative expenses include indirect labor of executive management and corporate administrative functions, marketing and bid and proposal costs, and other discretionary spending.

•	Depreciation and Amortization. Depreciation and amortization includes the depreciation of computers, furniture and other equipment, and the amortization of leasehold improvements, internally developed software, third-party software used internally and intangible assets over their estimated useful lives.
Income Taxes
     Deferred tax balances reflect the impact of temporary differences between the carrying amount of assets and liabilities and their tax basis and are stated at the tax rates expected to be in effect when taxes are actually paid or recovered. A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized. In determining if our deferred tax assets are realizable, we consider our history of generating taxable earnings, forecasted future taxable income, as well as any tax planning strategies. We had a valuation allowance against deferred tax assets associated with the capital loss carryforward of $42.4 million as of December 31, 2010 and March 31, 2010. For all other deferred tax assets, we believe it is more likely than not that the results of future operations will generate sufficient taxable income to realize these deferred tax assets.
     The Internal Revenue Service (“IRS”) is completing its examination of our income tax returns for fiscal 2004, 2005, and 2006. As of December 31, 2010, the IRS has proposed certain adjustments to our claim on research credits. Management is currently appealing the proposed adjustment and does not anticipate that the adjustments will result in a material impact on our financial position. We are also subject to taxes imposed by various taxing authorities including state and foreign jurisdictions. Tax years that remain open and subject to examination related to state and foreign jurisdictions are not considered to be material or will be indemnified under the merger agreement.
Seasonality
     The U.S. government’s fiscal year ends on September 30 of each year. It is not uncommon for U.S. government agencies to award extra tasks or complete other contract actions in the weeks before the end of its fiscal year in order to avoid the loss of unexpended fiscal year funds. In addition, we also have generally experienced higher bid and proposal costs in the months leading up to the U.S. government’s fiscal year-end as we pursue new contract opportunities being awarded shortly after the U.S. government fiscal year-end as new opportunities are expected to have funding appropriated in the U.S. government’s subsequent fiscal year. We may continue to experience this seasonality in future periods, and our future periods may be affected by it.
Critical Accounting Estimates and Policies
     There have been no material changes to the information reported under the Critical Accounting Estimates and Policies section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Prospectus on Form 424(b)(4) dated November 16, 2010.
Basis of Presentation
     Booz Allen Hamilton Inc. (“Booz Allen Hamilton”) was indirectly acquired by The Carlyle Group on July 31, 2008, which we refer to as the “Acquisition.” Immediately prior to the Acquisition, Booz Allen Hamilton spun off its commercial and international business and retained its U.S. government business. The accompanying condensed consolidated interim financial statements are presented for the “Company,” which are the financial statements of Booz Allen Hamilton Holding Corporation and its consolidated subsidiaries for the period following the Acquisition. The Company’s condensed consolidated interim financial statements for periods subsequent to the Acquisition have been presented for the three and nine months ended December 31, 2010 and 2009.

Results of Operations
     The following table sets forth items from our consolidated statements of operations for the periods indicated (in thousands).

	Three Months		Nine Months
	Ended December 31,		Ended December 31,
	2010	2009	2010	2009
Revenue	$1,389,176	$1,261,353	$4,098,319	$3,770,069
Operating costs and expenses:
Cost of revenue	718,574	660,947	2,094,232	1,965,343
Billable expenses	368,472	329,100	1,084,001	1,002,392
General and administrative expenses	206,203	205,949	624,533	578,660
Depreciation and amortization	20,796	24,645	59,768	72,673

Total operating costs and expenses	1,314,045	1,220,641	3,862,534	3,619,068

Operating income	75,131	40,712	235,785	151,001
Interest expense, net	(52,897)	(37,445)	(138,243)	(109,738)
Other expense, net	(291)	(571)	(1,238)	(1,333)

Income from operations before income taxes	21,943	2,696	96,304	39,930
Income tax (benefit) expense	(1,695)	1,402	29,680	19,401

Net income	$23,638	$1,294	$66,624	$20,529

Financial and Other Highlights — Nine Months Ended December 31, 2010
     Key financial highlights during the nine months ended December 31, 2010 include:
•	Revenue grew 8.7 percent to $4,098.3 million in the nine months ended December 31, 2010 from $3,770.1 million in the prior year period. This growth occurred across all major markets; defense, intelligence, and civil, with the highest growth in areas relating to cyber security, health, and consulting services for civil government agencies. The increased revenue was a result of new contract awards, as well as maintaining and growing our existing contract base, which allowed us to deploy additional consulting staff during the nine months ended December 31, 2010.

•	Operating income grew 56.1 percent to $235.8 million in the nine months ended December 31, 2010 from $151.1 million in the prior year period, which reflects a 174 basis point increase in operating margin to 5.75% from 4.01% in the comparable periods. The improvement in operating margin was primarily driven by increased profitability on contracts and a decrease in the accrual of fiscal year 2011 incentive compensation and a decrease in stock-based compensation costs. The profitability increase was also driven by a shift in contract mix away from time-and-materials and cost-reimbursable contracts to fixed price contracts.

•	Income from operations before income taxes increased 141.2 percent to $96.3 million for the nine months ended December 31, 2010 from $39.9 million for the nine months ended December 31, 2009 due to an increase in operating income of $84.8 million, partially offset by an increase in net interest expense.
Nine Months Ended December 31, 2010 Compared to Nine Months Ended December 31, 2009
Revenue
     Revenue increased 8.7% to $4,098.3 million in the nine months ended December 31, 2010 from $3,770.1 million in the nine months ended December 31, 2009. This increase was primarily due to new contract awards in all markets and growth in our existing contract base. This enabled the deployment during the nine months ended December 31, 2010 of approximately 1,900 net additional consulting staff against funded backlog. Consulting staff increased during the period due to recruiting efforts, resulting in additions to consulting staff in excess of attrition. There was one less workday in the nine months ended December 31, 2010 as compared to the same period in the prior year.
Cost of Revenue
     Cost of revenue as a percentage of revenue was 51.1% and 52.1% for the nine months ended December 31, 2010 and 2009, respectively. Cost of revenue increased 6.6% to $2,094.2 million in the nine months ended December 31, 2010 from $1,965.3 million in the nine months ended December 31, 2009. This increase was primarily due to an increase of $141.6 million in salaries, salary-related benefits and employer contributions to the Employees’ Capital Accumulation Plan (“ECAP”).

The increase in salaries and salary-related benefits was driven by headcount growth of approximately 1,900 net additional consulting staff in the twelve months ended December 31, 2010 and annual base salary increases. The increase in employer retirement plan contributions was due to an increase in the number of employees who completed one year of service and became eligible to participate in our ECAP.
     The cost of revenue increase was partially offset by decreases of $16.1 million in incentive compensation and $8.6 million in stock-based compensation expense associated with the options for Class A common stock granted under our Officers’ Rollover Stock Plan (“Rollover options”) and our Equity Incentive Plan (“EIP options”) and restricted shares, in each case issued in connection with the Acquisition (stock-based compensation expense related to Rollover options and restricted shares issued in connection with the Acquisition and the initial grant of EIP options, collectively referred to as Acquisition-related compensation expenses). The decrease in incentive compensation costs was primarily due to an internal realignment of senior personnel from day-to-day client management roles to internal management, development and strategic planning to better address the changing needs of our company as a result of our business growth. As a result of this realignment, incentive compensation included in general and administrative expenses increased, as discussed below. The decrease in Acquisition-related compensation expense was due to a decrease in expense recognition due to the application of the accounting method for recognizing stock-based compensation, which requires higher expense recognition initially and declining expense in subsequent years.
Billable Expenses
     Billable expenses as a percentage of revenue was 26.4% and 26.6% for the nine months ended December 31, 2010 and 2009, respectively. Billable expenses increased 8.1% to $1,084.0 million in the nine months ended December 31, 2010 from $1,002.4 million in the nine months ended December 31, 2009. The cost growth represents additional subcontractor expenses of $44.1 million primarily attributable to increased use of subcontractors due to increased funded backlog, offset by decreases in travel and material expenses of $5.3 million.
General and Administrative Expenses
     General and administrative expenses increased 7.9% to $624.5 million in the nine months ended December 31, 2010 from $578.7 million in the nine months ended December 31, 2009. This increase primarily represents an increase in salaries and salary-related benefits of $53.2 million, which were incurred due to an 8.3% increase in general and administrative headcount. The increase in headcount was in support of our transition from a private to public company. Incentive compensation increased by $5.9 million and was also due to the realignment of personnel eligible for incentive compensation as discussed in cost of revenue above. The increase in general and administrative expenses also reflects increased occupancy expenses of $10.9 million to support the increase in headcount discussed above. The increase in general and administrative expenses was partially offset by a decrease of $13.4 million in Acquisition-related compensation expense, $12.8 million related to travel, recruiting and certain other expenses, and $3.2 million in professional fees.
Depreciation and Amortization
     Depreciation and amortization expenses decreased 17.8% to $59.8 million in the nine months ended December 31, 2010 from $72.7 million in the nine months ended December 31, 2009. This decrease was primarily due to a $9.0 million decrease in the amortization of our intangible assets. Our intangible assets include below market rate leases and contract backlog recorded in connection with the Acquisition and are amortized based on contractual lease terms and projected future cash flows, respectively, thereby reflecting higher amortization expense initially and declining expense in subsequent periods. Intangible asset amortization expense decreased to $2.4 million per month in the nine months ended December 31, 2010 compared to $3.4 million per month in the nine months ended December 31, 2009.
Interest Expense, Net
     Interest expense, net increased 26.0% to $138.2 million for the nine months ended December 31, 2010 from $109.7 million in the nine months ended December 31, 2009. This increase was primarily driven by charges associated with the $327.9 million repayments made on the mezzanine credit facility during the nine months ended December 31, 2010. In conjunction with these payments, we incurred the following costs:

	Principal	Write-off of	Write-off of	Prepayment
Period	Payment	debt issuance costs	original issue discount	Penalties
Three months ended December 31, 2010	$242,924	$9,251	$1,974	$7,288
Three months ended September 30, 2010	85,000	3,359	732	2,550

The increase was also attributable to debt incurred in connection with the recapitalization transaction in December 2009, at which time we amended and restated our senior credit facilities to add the Tranche C term facility. The increase in interest expense, net was partially offset by a decrease in interest expense on our remaining debt after the repayments.
Income Tax Expense
     Income tax expense increased 53.0% to $29.7 million in the nine months ended December 31, 2010 compared to $19.4 million in the nine months ended December 31, 2009. This increase was primarily due to higher pretax income offset by a tax benefit from the reduction in tax reserves in the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009.
     Our effective income tax rate was 30.8% and 48.6% for the nine months ended December 31, 2010, and 2009, respectively. The decrease in the effective tax rate for the nine months ended December 31, 2010 as compared to the same period last year is primarily due to the reduction in income tax reserves for uncertain tax positions as a result of expiring statute of limitations. Based on management’s conclusion that the uncertain tax positions related to the statute lapse were effectively settled, $11.0 million of tax reserves, including interest and penalty, were released, which reduced the income tax provision in the nine months ended December 31, 2010. The nine month effective tax rate for December 31, 2010 of 30.8% differs from the statutory rate of 35% primarily due to the release of tax reserves, state taxes, and the effect of permanent rate differences, which primarily related to meals and entertainment.
Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009
Revenue
     Revenue increased 10.1% to $1,389.2 million in the three months ended December 31, 2010 from $1,261.4 million in the three months ended December 31, 2009. This increase was primarily due to new contract awards in all markets and growth in our existing contract base. This enabled the deployment during the three months ended December 31, 2010 of approximately 1,900 net additional consulting staff against funded backlog. Consulting staff increased during the period due to recruiting efforts, resulting in additions to consulting staff in excess of attrition. There was one less workday in the three months ended December 31, 2010 as compared to the same period in the prior year.
Cost of Revenue
     Cost of revenue as a percentage of revenue was 51.7% and 52.4% for the three months ended December 31, 2010 and 2009, respectively. Cost of revenue increased 8.7% to $718.6 million in the three months ended December 31, 2010 from $660.9 million in the three months ended December 31, 2009. This increase was primarily due to an increase in salaries and salary-related benefits of $64.7 million driven by headcount growth of approximately 1,900 net additional consulting staff in the twelve months ended December 31, 2010 and annual base salary increases.
     The cost of revenue increase was partially offset by decreases of $6.9 million in incentive compensation and $2.7 million in Acquisition-related compensation expenses. The decrease in incentive compensation was impacted by a change in the bonus structure effective on October 1, 2010. The amount of the annual incentive payment will be determined in substantially the same manner as it previously was except that a portion of the bonus is now expected to be paid in the form of equity (including stock and other awards under the EIP), which will vest based on the passage of time, subject to the executive officer’s continued employment by the Company. The portion to be paid in the form of equity will be recognized in the statement of operations based on grant date at fair value over the vesting period of three years, as compared to the portion to be paid in cash, which is accrued ratably during the fiscal year and paid out the first quarter of the subsequent year. This change to the incentive compensation structure has resulted in reduced expense of $3.5 million in the three months ended December 31, 2010, as compared to the prior year period. The additional decrease in incentive compensation was due to a decrease in the accrual of fiscal year 2011 incentive compensation costs. The decrease in Acquisition-related compensation expenses was due to a decrease in expense recognition due to the application of the accounting method for recognizing stock-based compensation, which requires higher expense recognition initially and declining expense in subsequent years.
Billable Expenses
     Billable expenses as a percentage of revenue was 26.5% and 26.1% for the three months ended December 31, 2010 and 2009, respectively. Billable expenses increased 12.0% to $368.5 million in the three months ended December 31, 2010 from $329.1 million in the three months ended December 31, 2009. The cost growth represents additional subcontractor expenses of $28.6 million primarily attributable to increased use of subcontractors due to increased funded backlog and increases in travel and material expenses of $1.4 million.

General and Administrative Expenses
     General and administrative expenses increased 0.1% to $206.2 million in the three months ended December 31, 2010 from $205.9 million in the three months ended December 31, 2009. This increase primarily represents an increase in salaries and salary-related benefits of $14.3 million which were incurred due to an 8.3% increase in general and administrative headcount. The increase in general and administrative headcount was in support of our transition from a private to public company.
     The increase in general and administrative expenses was partially offset by decreases of $8.7 million in incentive compensation and $4.3 million in Acquisition-related compensation expenses. See discussion in cost of revenue above regarding the primary drivers for the decrease in incentive compensation and Acquisition-related compensation expenses.
Depreciation and Amortization
     Depreciation and amortization expenses decreased 15.6% to $20.8 million in the three months ended December 31, 2010 from $24.6 million in the three months ended December 31, 2009. This increase was primarily due to a $3.0 million decrease in amortization of our intangible assets. Our intangible assets include below market rate leases and contract backlog recorded in connection with the acquisition and are amortized based on contractual lease terms and projected future cash flows, respectively, thereby reflecting higher amortization expense initially and declining expense in subsequent periods. Intangible asset amortization expense decreased to $2.4 million per month in the three months ended December 31, 2010 compared to $3.4 million per month in the three months ended December 31, 2009.
Interest Expense, Net
     Interest expense, net increased 41.3% to $52.9 million in the three months ended December 31, 2010 from $37.4 million in the three months ended December 31, 2009. The increase was primarily due to the $242.9 million of repayments on the mezzanine credit facility in the three months ended December 31, 2010. In conjunction with these payments, we accelerated $9.3 million of debt issuance costs and $2.0 million of amortization on the original issuance discount and paid $7.3 million in pre-payment penalties.
Income Tax (Benefit) Expense
     Income tax expense decreased (220.9)% to a benefit of $1.7 million in the three months ended December 31, 2010 compared to an expense of $1.4 million in the three months ended December 31, 2009. This decrease was primarily due to a tax benefit of $11.0 million from the reduction in tax reserves offset by higher pretax income in the three months ended December 31, 2010 compared to the three months ended December 31, 2009.
     Our effective income tax rate was (7.7)% and 52.0% for the three months ended December 31, 2010, and 2009, respectively. The improvement in the effective tax rate for the three months ended December 31, 2010 as compared to the prior year period is primarily due to the reduction in income tax reserves for uncertain tax positions as a result of expiring statute of limitations. Based on management’s conclusion that the uncertain tax positions related to the statute lapse were effectively settled, $11.0 million of tax reserves, including interest and penalty, were released, which reduced the income tax provision in the three months ended December 31, 2010. The three month effective tax rate for December 31, 2010 of (7.7)% is lower than the statutory rate of 35% primarily due to the release of tax reserves, state taxes, and the effect of permanent rate differences, which primarily related to meals and entertainment.
Liquidity and Capital Resources
     We have historically funded our operations, debt payments, capital expenditures, and discretionary funding needs with cash from operations. We had $457.8 million and $307.8 million in cash and cash equivalents as of December 31, 2010 and March 31, 2010, respectively. Generally, cash provided by operating activities has been adequate to fund our operations. However, due to fluctuations in cash flows and the growth in operations, it may be necessary from time to time in the future to borrow under our credit facilities to meet cash demands. We anticipate that cash provided by operating activities, cash and cash equivalents, and borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash requirements for the next twelve months. From time to time we will evaluate alternative uses for excess cash resources, including funding acquisitions or repurchasing outstanding shares of common stock. Our long- term debt (including the current portion) amounted to $1,229.3 million and $1,568.6 million as of December 31, 2010 and March 31, 2010, respectively. Our long-term debt bears interest at specified rates and is held by a syndicate of lenders (see Note 7 in our condensed consolidated financial statements).
     In addition, we were required to meet certain financial maintenance covenants at each quarter-end:

•	Consolidated Total Leverage Ratio — the ratio of total leverage as of the last day of the quarter (defined as the aggregate principal amount of all funded debt, less cash, cash equivalents and permitted liquid investments) to the preceding four quarters’ “Consolidated EBITDA” (as defined in the credit agreements governing the credit facilities). For the period ended March 31, 2010, this ratio was required to be less than or equal to 5.75 to 1.0 to comply with our senior credit facilities, and less than 6.9 to 1.0 to comply with our mezzanine credit facility. As of March 31, 2010, we were in compliance with our consolidated total leverage ratio. For the period ended December 31, 2010, this ratio was required to be less than or equal to 5.0 to 1.0 to comply with our senior credit facilities, and less than 6.0 to 1.0 to comply with our mezzanine credit facility. As of December 31, 2010, we were in compliance with our consolidated total leverage ratio with a ratio of 1.98.

•	Consolidated Net Interest Coverage Ratio — the ratio of the preceding four quarters’ “Consolidated EBITDA” (as defined in our senior credit facilities) to net interest expense for the preceding four quarters (defined as cash interest expense, less the sum of cash interest income and one-time financing fees (to the extent included in consolidated interest expense)). For the period ended March 31, 2010, this ratio was required to be greater than or equal to 1.7 to 1.0 to comply with our senior credit facilities. As of March 31, 2010, we were in compliance with our consolidated net interest coverage ratio. For the period ended December 31, 2010, this ratio was required to be greater than or equal to 1.9 to 1.0 to comply with our senior credit facilities. As of December 31, 2010, we were in compliance with our consolidated net interest coverage ratio with a ratio of 3.14.
Our senior credit facilities consisted of a $125.0 million Tranche A term facility, a $585.0 million Tranche B term facility, a $350.0 million Tranche C term facility and a $245.0 million revolving credit facility. As of December 31, 2010, we had $101.8 million outstanding under the

Tranche A term facility, $563.5 million outstanding under the Tranche B term facility and $343.6 million outstanding under the Tranche C term Facility. No amounts had been drawn under the revolving credit facility. As of December 31, 2010, we were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties totaling $2.1 million. These instruments reduce our available borrowings under the revolving credit facility. As of December 31, 2010, we had $221.6 million of capacity available for additional borrowings under the revolving credit facility (excluding the $21.3 million commitment by the successor entity to Lehman Brothers Commercial Bank). As of December 31, 2010, we had $220.3 million in term loans outstanding under our mezzanine credit facility. On February 3, 2011 we refinanced indebtedness outstanding under our senior credit facilities and mezzanine credit facility, as discussed below. As of February 3, 2010, we had $500.0 million outstanding under the Tranche A facility and $500.0 million outstanding under the Tranche B facility, and had available to us $275.0 million under the revolving credit facility.
We do not currently intend to declare or pay dividends, including special dividends on our Class A Common Stock, for the foreseeable future. Our ability to pay dividends to our shareholders is limited as a practical matter by restrictions in the credit agreements governing our new senior credit facilities discussed below. Any future determination to pay a dividend is subject to the discretion of our Board of Directors, and will depend upon various factors, including our results of operations, financial condition, liquidity requirements, restrictions that may be imposed by applicable law and our contracts, our ability to negotiate amendments to the credit agreements governing our senior credit facilities, and other factors deemed relevant by our Board of Directors and our creditors.
February 2011 Refinancing Transaction
     On February 3, 2011, we completed the Refinancing Transaction, which included amendments of the Senior Secured Agreement providing for new term loan facilities and an increase to our revolving credit facility. The Senior Secured Agreement, as amended, provides for $1.0 billion in term loans ($500.0 million Tranche A and $500.0 million Tranche B) and a $275.0 million revolving credit facility. The outstanding borrowings under the Senior Secured Agreement, as amended, are collateralized by a security interest in substantially all of our assets. In connection with the Refinancing Transaction, we borrowed $1.0 billion under the Tranche A and B facility and we used approximately $269.0 million of cash on hand to pay fees and expenses and repay the remaining $222.1 million of indebtedness on the mezzanine credit facility and $21.5 million on the existing senior secured term loan facilities. We expect the Refinancing Transaction to reduce future interest expense.
     In accordance with the terms of the mezzanine credit facility, we also paid a prepayment penalty of $6.7 million, or 3% of the principal repayment amount. In addition, we accelerated the amortization of ratable portions of the debt issuance costs and original issue discount associated with the senior secured term loan facilities in the amount of $10.5 million and $5.9 million, respectively, and the remaining debt issuance costs and original issue discount on the mezzanine credit facility in the amount of $8.3 million and $1.8 million, respectively. These amounts will be reflected in interest expense, net in the three months ended March 31, 2011. Furthermore, we expensed third party debt issuance costs of $4.6 million that did not qualify for deferral and will be recognized in general and administrative costs in the three months ended March 31, 2011.
     The Senior Secured Agreement, as amended, requires scheduled principal payments in equal consecutive quarterly installments of 1.25% of the stated principal amount of Tranche A, with incremental increases prior to the Tranche A maturity date of February 3, 2016, and 0.25% of the stated principal amount of Tranche B, with the remaining balance payable on the Tranche B maturity date of August 3, 2017. The revolving credit facility matures on July 31, 2014, at which time any outstanding principal balance is due in full.
     Borrowings under the revolving credit facility and the term loan facilities will bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs (provided that, in the case of the Tranche B Loans, LIBOR shall be no less than 1.00%) and (2) a base rate calculated by reference to the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 1/2 of 1.00% and (c) the LIBOR rate for a three-month interest period plus 1.00% (“ABR”) (provided that, in the case of the Tranche B Loans, ABR shall be no less than 2.00%).
     The senior credit facilities contain certain financial covenants that require us to maintain a maximum consolidated net total leverage ratio and a minimum consolidated net interest coverage ratio, as defined in the Senior Secured Agreement, as amended. Effective March 31, 2011, the consolidated net total leverage ratio is required to be less than or equal to 3.9 to 1.0, with incremental decreases each year and the consolidated net interest coverage ratio is required to be greater than or equal to 3.0 to 1.0, with incremental increases each year. The Senior Secured Agreement, as amended also contains customary representations and warranties and usual and customary affirmative and negative covenants that, among other things, restrict our ability, in certain circumstances, to (1) incur indebtedness, (2) create liens, (3) merge or consolidate with certain entities, (4) engage in any business activity other than business of the type or reasonably related to the type conducted at the date of the Senior Secured Agreement, as amended, (5) sell, transfer, lease or otherwise dispose of all or substantially all of their assets, (6) make certain dividends, distributions, repurchases and other restricted payments, (7) make certain investments loans or advances, (8) engage in certain affiliate transactions, (9) engage in sale-leaseback transactions, (10) enter into certain swap or similar agreements or (11) enter into any agreement limiting their ability to create, incur, assume or suffer to exists liens to secure obligations under the Senior Secured Agreement, as amended with certain exceptions. The Senior Secured Agreement, as amended also contains certain customary events of default, including, but not limited to, failure to make required payments, material breaches of representations or warranties, the failure to observe certain covenants or agreements, the failure to pay or default of certain other material indebtedness, the failure to maintain the guarantee and collateral agreement, certain adverse monetary judgments, bankruptcy, insolvency and a change of control. Borrowings under the Senior Secured Agreement, as amended are subject to acceleration upon the occurrence of events of default.

December 2009 Recapitalization Transaction
     On December 11, 2009, we consummated a recapitalization transaction, which included amendments of the Senior Secured Agreement to add the Tranche C term facility and the mezzanine credit facility primarily to allow for the recapitalization transaction which refers to the payment of a special dividend and repayment of a portion of our deferred payment obligation. This special dividend was declared by our Board of Directors on December 7, 2009, to be paid to holders of record as of December 8, 2009. Net proceeds from the Tranche C term facility of $341.3 million less transaction costs of $13.2 million, along with cash on hand of $321.9 million, were used to fund a partial payment of the deferred payment obligation in the amount of $100.4 million, and a dividend payment of $4.642 per share, or $497.5 million, which was paid on all issued and outstanding shares of our Class A Common Stock, Class B Non-Voting Common Stock, and Class C Restricted Common Stock.
Cash Flows
     Cash received from clients, either from the payment of invoices for work performed or for advances in excess of costs incurred, is our primary source of cash. We generally do not begin work on contracts until funding is appropriated by the client. Billing timetables and payment terms on our contracts vary based on a number of factors, including whether the contract type is cost-reimbursable, time-and-materials, or fixed-price. We generally bill and collect cash more frequently under cost-reimbursable and time-and-materials contracts, as we are authorized to bill as the costs are incurred or work is performed. In contrast, we may be limited to bill certain fixed-price contracts only when specified milestones, including deliveries, are achieved. A number of our contracts may provide for performance-based payments, which allow us to bill and collect cash prior to completing the work.
     Accounts receivable is the principal component of our working capital and is generally driven by revenue growth with other short-term fluctuations related to the payment practices of our clients. Our accounts receivable reflect amounts billed to our clients as of each balance sheet date. Our clients generally pay our invoices within 30 days of the invoice date. At any month-end, we also include in accounts receivable the revenue that was recognized in the preceding month, which is generally billed early in the following month. Finally, we include in accounts receivable amounts related to revenue accrued in excess of amounts billed, primarily on our fixed-price contracts and cost-plus-award-fee contracts. The total amount of our accounts receivable can vary significantly over time, but is generally sensitive to revenue levels. Total accounts receivable (billed and unbilled combined, net of allowance for doubtful accounts) days sales outstanding, or DSO, which we calculate by dividing total accounts receivable by revenue per day during the relevant fiscal quarter, was 68 and 69 as of December 31, 2010 and March 31, 2010, respectively.
     The table below sets forth our net cash flows for continuing operations for the periods presented (in thousands).

	Nine Months
	Ended December 31,
	2010	2009
Net cash provided by operating activities	$280,805	$219,400
Net cash (used in) provided by investing activities	(60,049)	3,414
Net cash (used in) financing activities	(70,819)	(369,568)

Total increase (decrease) in cash and cash equivalents	$149,937	$(146,754)

Net Cash from Operating Activities
     Net cash from operations is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. Net cash provided by operations was $280.8 million in the nine months ended December 31, 2010, compared to $219.4 million in the prior year period. The increase in net cash provided by operations was primarily due to net income growth and improved collections of accounts receivable, partially offset by increased cash used for accrued compensation and benefits.
Net Cash from Investing Activities
     Net cash used in investing activities was $60.0 million in the nine months ended December 31, 2010, compared to net cash provided by investing activities of $3.4 million in the prior year period. Net cash used in investing activities is primarily comprised of capital expenditures, which increased from $34.9 million to $61.4 million in the nine months ended December 31, 2010. This increase is attributable to investments in additional computer equipment and facility expansion to support the increase in headcount. In the nine months ended December 31, 2009, we recorded a $38.3 million post-closing working capital adjustment in connection with the Acquisition offsetting the capital expenditures.

Net Cash from Financing Activities
     Net cash from financing activities is primarily associated with proceeds from the incurrence of debt and the repayment thereof. Net cash used in financing activities was $70.8 million in the nine months ended December 31, 2010, compared to $369.6 million in the prior year period. The decrease in net cash used in financing activities was primarily due to the repayment of $344.3 million of debt, partially offset by the $252.7 million in net proceeds from the issuance of Class A Common Stock in connection with our initial public offering, $16.0 million of excess tax benefit from the exercise of stock options, and $4.8 million of stock option exercises in the nine months ended December 31, 2010.
Capital Structure and Resources
     Our stockholders’ equity amounted to $884.5 million as of December 31, 2010, an increase of $374.9 million compared to $509.6 million as of March 31, 2010 primarily due to the net proceeds from the issuance of Class A Common Stock of $251.1 million, of which $250.2 million relates to proceeds from the initial public offering and over allotment, net income of $66.6 million in the nine months ended December 31, 2010, and stock-based compensation expense of $39.2 million.
Off-Balance Sheet Arrangements
     As of December 31, 2010, we did not have any off-balance sheet arrangements.
Capital Expenditures
     Since we do not own any of our own facilities, our capital expenditure requirements primarily relate to the purchase of computers, business systems, furniture, and leasehold improvements to support our operations. Direct costs billed to clients are not treated as capital expenses. Our capital expenditures for the nine months ended December 31, 2010 were $61.4 million and the majority of such capital expenditures related to facilities infrastructure, equipment, and information technology. Expenditures for facilities infrastructure and equipment are generally incurred to support new and existing programs across our business. We also incur capital expenditures for IT to support programs and general enterprise information technology infrastructure.
Commitments and Contingencies
     We are subject to a number of reviews, investigations, claims, lawsuits, and other uncertainties related to our business. For a discussion of these items, refer to Note 14 to our condensed consolidated interim financial statements included in this report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     There have been no material changes to the information reported under the Quantitative and Qualitative Disclosures about Market Risk section under “Management’s Discussion and Analyses of Financial Condition and Results of Operations” in the Prospectus.
Item 4. Controls and Procedures
Disclosure Controls and Procedures.
     Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting.
     There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Special Note Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q, including information incorporated by reference into this report, contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “forecasts,” “expects,” “intends,” “plans,” “anticipates,” “projects,” “outlook,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “preliminary,” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. These forward-looking statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include: any issue that compromises our relationships with the U.S. government or damages our professional reputation; changes in U.S. government spending and mission priorities that shift expenditures away from agencies or programs that we support; the size of our addressable markets and the amount of U.S. government spending on private contractors; failure to comply with numerous laws and regulations; our ability to compete effectively in the competitive bidding process and delays caused by competitors’ protests of major contract awards received by us; the loss of GSA schedules or our position as prime contractor on GWACs; changes in the mix of our contracts and our ability to accurately estimate or otherwise recover expenses, time and resources for our contracts; our ability to generate revenue under certain of our contracts; our ability to realize the full value of our backlog and the timing of our receipt of revenue under contracts included in backlog; changes in estimates used in recognizing revenue; any inability to attract, train or retain employees with the requisite skills, experience and security clearances; an inability to hire, assimilate and deploy enough employees to serve our clients under existing contracts; an inability to effectively and timely utilize our employees and professionals; failure by us or our employees to obtain and maintain necessary security clearances; the loss of members of senior management or failure to develop new leaders; misconduct or other improper activities from our employees or subcontractors; increased competition from other companies in our industry; failure to maintain strong relationships with other contractors; inherent uncertainties and potential adverse developments in legal proceedings, including litigation, audits, reviews and investigations, which may result in materially adverse judgments, settlements or other unfavorable outcomes; internal system or service failures and security breaches; risks related to our indebtedness and credit facilities which contain financial and operating covenants; the adoption by the U.S. government of new laws, rules and regulations, such as those relating to organizational conflicts of interest issues; an inability to utilize existing or future tax benefits, including those related to our net operating loss carryforwards and stock-based compensation expense, for any reason, including a change in law; variable purchasing patterns under U.S. government GSA schedules, blanket purchase agreements and ID/IQ contracts; and other risks and factors listed under the section entitled “Risk Factors” in Part II, Item 1A of this report and the Prospectus. In light of these risks, uncertainties and other factors, the forward-looking statements contained in this report might not prove to be accurate and you should not place undue reliance upon them. All forward-looking statements speak only as of the date made and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review and investigation by the U.S. government. Given the nature of our business, these audits, reviews and investigations may focus, among other areas, on labor time reporting, sensitive and/or classified information access and control, executive compensation and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time charging. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes and other business matters. These legal proceedings seek various remedies, including monetary damages in varying amounts that currently range up to $26.2 million or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations or litigation to have a material adverse effect on our financial condition and results of operations.
     Six former officers and stockholders who had departed the firm prior to the Acquisition have filed a total of nine suits in various jurisdictions, with original filing dates ranging from July 3, 2008 through December 15, 2009 (three of which were amended on July 2, 2010 and then further amended into one consolidated complaint on September 7, 2010), against us and certain of our current and former directors and officers. Each of the suits arises out of the Acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the Acquisition. Some of the suits also allege that the Acquisition price paid to stockholders was insufficient. The various suits assert claims for breach of contract, tortious interference with contract, breach of fiduciary duty, civil RICO violations, violations of ERISA, and/or securities and common law fraud. Two of these suits have been dismissed with all appeals exhausted and a third suit has been dismissed but the former stockholder has sought leave to re-plead in New York state court. Five of the remaining suits are pending in the United States District Court for the Southern District of New York and the sixth is pending in the United States District Court for the Southern District of California. The aggregate alleged damages sought in these six remaining suits is approximately $348.7 million ($291.5 million of which is sought to be trebled pursuant to RICO), plus punitive damages, costs, and fees. Although the outcome of any of these cases is inherently uncertain and may be materially adverse, based on current information, we do not expect them to have a material adverse effect on our financial condition and results of operations.
Item 1A. Risk Factors
     There have been no material changes to the information reported under the “Risk Factors” in the Prospectus.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On November 17, 2010, we issued 62,485 shares of the Company’s Class A Common Stock to certain officers and other employees in connection with the exercise of options for aggregate consideration of $267,435.80. These issuances were effected in reliance on the exemption for sales of securities not involving a public offering, as set forth in Rule 701 under the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. (Removed and Reserved)
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of May 15, 2008, by and among Booz Allen Hamilton Inc., Booz Allen Hamilton Holding Corporation (formerly known as Explorer Holding Corporation), Booz Allen Hamilton Investor Corporation (formerly known as Explorer Investor Corporation), Explorer Merger Sub Corporation and Booz & Company Inc. (Incorporated by reference to Exhibit 2.1 to Booz Allen Hamilton Holding Corporation’s Registration Statement on Form S-1 (File No. 333-167645))

2.2	Spin Off Agreement, dated as of May 15, 2008, by and among Booz Allen Hamilton Inc., Booz & Company Holdings, LLC, Booz & Company Inc., Booz & Company Intermediate I Inc. and Booz & Company Intermediate II Inc. (Incorporated by reference to Exhibit 2.2 to Booz Allen Hamilton Holding Corporation’s Registration Statement on Form S-1 (File No. 333-167645))

2.3	Amendment to the Agreement and Plan of Merger and the Spin Off Agreement, dated as of July 30, 2008, by and among Booz Allen Hamilton Inc., Booz Allen Hamilton Investor Corporation (formerly known as Explorer Investor Corporation), Explorer Merger Sub Corporation, Booz & Company Holdings, LLC, Booz & Company Inc., Booz & Company Intermediate I Inc. and Booz & Company Intermediate II Inc. (Incorporated by reference to Exhibit 2.3 to Booz Allen Hamilton Holding Corporation’s Registration Statement on Form S-1 (File No. 333-167645))

3.1	Second Amended and Restated Certificate of Incorporation of Booz Allen Hamilton Holding Corporation

3.2	Second Amended and Restated Bylaws of Booz Allen Hamilton Holding Corporation

4.1	Guarantee and Collateral Agreement, among Booz Allen Hamilton Investor Corporation (formerly known as Explorer Investor Corporation), Explorer Merger Sub Corporation as the Initial Borrower, Booz Allen Hamilton Inc., as the Surviving Borrower, and the Subsidiary Guarantors party thereto, in favor of Credit Suisse, as Collateral Agent, dated as of July 31, 2008 (Incorporated by reference to Exhibit 4.1 to Booz Allen Hamilton Holding Corporation’s Registration Statement on Form S-1 (File No. 333-167645))

4.2	Guarantee Agreement, among Booz Allen Hamilton Investor Corporation (formerly known as Explorer Investor Corporation), Explorer Merger Sub Corporation as the Initial Borrower, Booz Allen Hamilton Inc., as the Surviving Borrower, and the Subsidiary Guarantors party thereto, and Credit Suisse, as Administrative Agent, dated as of July 31, 2008 (Incorporated by reference to Exhibit 4.2 to Booz Allen Hamilton Holding Corporation’s Registration Statement on Form S-1 (File No. 333-167645))

4.3	Amended and Restated Stockholders Agreement of Booz Allen Hamilton Holding Corporation, dated as of November 8, 2010

4.4	Irrevocable Proxy and Tag-Along Agreement, effective as of November 16, 2010

4.5	Form of Stock Certificate (Incorporated by reference to Exhibit 4.5 to Booz Allen Hamilton Holding Corporation’s Registration Statement on Form S-1 (File No. 333-167645))

10.1	Credit Agreement, among Booz Allen Hamilton Investor Corporation (formerly known as Explorer Investor Corporation), Explorer Merger Sub Corporation, as the Initial Borrower, Booz Allen Hamilton Inc., as the Surviving Borrower, the several lenders from time to time parties thereto, Credit Suisse AG, Cayman Islands Branch (formerly known as Credit Suisse), as Administrative Agent and Collateral Agent, Credit Suisse AG, Cayman Islands Branch (formerly known as Credit Suisse), as Issuing Lender, Banc of America Securities LLC and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers, and Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Barclays Capital, Goldman Sachs Credit Partners L.P., and Morgan Stanley Senior Funding, Inc., as Joint Bookrunners and Sumitomo Mitsui Banking Corporation, as Co-Manager, dated as of July 31, 2008 (Incorporated by reference to Exhibit 10.1 to Booz Allen Hamilton Holding Corporation’s Registration Statement on Form S-1 (File No. 333-167645))

10.2	First Amendment to Credit Agreement, dated as of December 8, 2009 (Incorporated by reference to Exhibit 10.2 to Booz Allen Hamilton Holding Corporation’s Registration Statement on Form S-1 (File No. 333-167645))

10.3	Mezzanine Credit Agreement, among Booz Allen Hamilton Investor Corporation (formerly known as Explorer Investor Corporation), Explorer Merger Sub Corporation, as the Initial Borrower, Booz Allen Hamilton Inc., as the Surviving Borrower, the several lenders from time to time parties thereto, Credit Suisse, as Administrative Agent, and Credit Suisse Securities (USA) LLC, Banc of America Securities LLC and Lehman Brothers Inc., as Joint Lead Arrangers and Joint Bookrunners, dated as of July 31, 2008 (Incorporated by reference to Exhibit 10.3 to Booz Allen Hamilton Holding Corporation’s Registration Statement on Form S-1 (File No. 333-167645))

Exhibit Number	Description
10.4	First Amendment to Mezzanine Credit Agreement, dated as of July 23, 2009 (Incorporated by reference to Exhibit 10.4 to Booz Allen Hamilton Holding Corporation’s Registration Statement on Form S-1 (File No. 333-167645))

10.5	Second Amendment to Mezzanine Credit Agreement, dated as of December 7, 2009 (Incorporated by reference to Exhibit 10.5 to Booz Allen Hamilton Holding Corporation’s Registration Statement on Form S-1 (File No. 333-167645))

10.6	Management Agreement, among Booz Allen Hamilton Holding Corporation (formerly known as Explorer Holding Corporation), Booz Allen Hamilton Inc., and TC Group V US, LLC, dated as of July 31, 2008 (Incorporated by reference to Exhibit 10.6 to Booz Allen Hamilton Holding Corporation’s Registration Statement on Form S-1 (File No. 333-167645))

10.7	Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.7 to Booz Allen Hamilton Holding Corporation’s Registration Statement on Form S-1 (File No. 333-167645))

10.8	Booz Allen Hamilton Holding Corporation Officers’ Rollover Stock Plan (Incorporated by reference to Exhibit 10.8 to Booz Allen Hamilton Holding Corporation’s Registration Statement on Form S-1 (File No. 333-167645))

10.9	Form of Booz Allen Hamilton Holding Corporation Rollover Stock Option Agreement (Incorporated by reference to Exhibit 10.9 to Booz Allen Hamilton Holding Corporation’s Registration Statement on Form S-1 (File No. 333-167645))

10.10	Form of Stock Option Agreement under the Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.10 to Booz Allen Hamilton Holding Corporation’s Registration Statement on Form S-1 (File No. 333-167645))

10.11	Form of Stock Option Agreement under the Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.11 to Booz Allen Hamilton Holding Corporation’s Registration Statement on Form S-1 (File No. 333-167645))

10.12	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.12 to Booz Allen Hamilton Holding Corporation’s Registration Statement on Form S-1 (File No. 333-167645))

10.13	Form of Restricted Stock Agreement for Directors under the Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.13 to Booz Allen Hamilton Holding Corporation’s Registration Statement on Form S-1 (File No. 333-167645))

10.14	Form of Restricted Stock Agreement for Employees under the Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.14 to Booz Allen Hamilton Holding Corporation’s Registration Statement on Form S-1 (File No. 333-167645))

10.15	Booz Allen Hamilton Holding Corporation Annual Incentive Plan (Incorporated by reference to Exhibit 10.15 to Booz Allen Hamilton Holding Corporation’s Registration Statement on Form S-1 (File No. 333-167645))

10.16	Booz Allen Hamilton Holding Corporation Officers’ Retirement Plan (Incorporated by reference to Exhibit 10.16 to Booz Allen Hamilton Holding Corporation’s Registration Statement on Form S-1 (File No. 333-167645))

10.17	Officer’s Comprehensive Medical and Dental Plans (Incorporated by reference to Exhibit 10.17 to Booz Allen Hamilton Holding Corporation’s Registration Statement on Form S-1 (File No. 333-167645))

10.18	Retired Officer’s Comprehensive Medical and Dental Plans (Incorporated by reference to Exhibit 10.18 to Booz Allen Hamilton Holding Corporation’s Registration Statement on Form S-1 (File No. 333-167645))

10.19	Excess ECAP Payment Program (Incorporated by reference to Exhibit 10.19 to Booz Allen Hamilton Holding Corporation’s Registration Statement on Form S-1 (File No. 333-167645))

10.20	Group Variable Universal Life Insurance (Incorporated by reference to Exhibit 10.20 to Booz Allen Hamilton Holding Corporation’s Registration Statement on Form S-1 (File No. 333-167645))

10.21	Group Personal Excess Liability Insurance (Incorporated by reference to Exhibit 10.21 to Booz Allen Hamilton Holding Corporation’s Registration Statement on Form S-1 (File No. 333-167645))

10.22	Annual Performance Program (Incorporated by reference to Exhibit 10.22 to Booz Allen Hamilton Holding Corporation’s Registration Statement on Form S-1 (File No. 333-167645))

10.23	Form of Booz Allen Hamilton Holding Corporation Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.23 to Booz Allen Hamilton Holding Corporation’s Registration Statement on Form S-1 (File No. 333-167645))

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

Exhibit Number	Description
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Booz Allen Hamilton Holding Corporation Registrant
Date: February 10, 2011	By:	/s/ Samuel R. Strickland
Samuel R. Strickland
Executive Vice President Chief Financial Officer, Chief Administrative Officer and Director (Principal Financial and Accounting Officer)