Form 10-K
period 2011-03-31
Booz Allen Hamilton Holding Corp
filed 2011-06-08
CIK 1443646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-34972
Booz Allen Hamilton Holding Corporation
(Exact name of registrant as specified in its charter)

Delaware	26-2634160
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8283 Greensboro Drive, McLean, Virginia (Address of principal executive offices)	22102 (Zip Code)
(703) 902-5000
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Class A Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of September 30, 2010, there was no public trading market for the registrant’s common stock.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
as of May 31, 2011
Class A Common Stock	122,926,848
Class B Non-Voting Common Stock	3,027,791
Class C Restricted Common Stock	2,028,270
Class E Special Voting Common Stock	12,348,860

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders scheduled for August 10, 2011 are incorporated by reference into Part III.

i

INTRODUCTORY NOTE

Unless the context otherwise indicates or requires, as used in this Annual Report on Form 10-K for the fiscal year ended March 31, 2011 references to: (i) “we,” “us,” “our” or our “company” refer to Booz Allen Hamilton Holding Corporation, its consolidated subsidiaries and predecessors; (ii) “Booz Allen Holding” refers to Booz Allen Hamilton Holding Corporation exclusive of its subsidiaries; (iii) “Booz Allen Investor” refers to Booz Allen Hamilton Investor Corporation, a wholly-owned subsidiary of Booz Allen Holding; (iv) “Booz Allen Hamilton” refers to Booz Allen Hamilton Inc., our primary operating company and a wholly-owned subsidiary of Booz Allen Holding; (v) “fiscal,” when used in reference to any twelve-month period ended March 31, refers to our fiscal years ended March 31; and (vi) “pro forma 2009” refers to our unaudited pro forma results for the twelve months ended March 31, 2009, assuming the acquisition of Booz Allen Hamilton by Explorer Coinvest LLC, an entity controlled by The Carlyle Group and certain of its affiliated investment funds, had been completed as of April 1, 2008. Unless otherwise indicated, information contained in this Annual Report is as of March 31, 2011. We have made rounding adjustments to reach some of the figures included in this Annual Report and, unless otherwise indicated, percentages presented in this Annual Report are approximate.

Cautionary Note Regarding Forward-Looking Statements

Certain statements contained or incorporated in this Annual Report include forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “forecasts,” “expects,” “intends,” “plans,” “anticipates,” “projects,” “outlook,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “preliminary,” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. These forward-looking statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. These risks and other factors include:

•	any issue that compromises our relationships with the U.S. government or damages our professional reputation;

•	changes in U.S. government spending and mission priorities that shift expenditures away from agencies or programs that we support;

•	the size of our addressable markets and the amount of U.S. government spending on private contractors;

•	failure to comply with numerous laws and regulations;

•	our ability to compete effectively in the competitive bidding process and delays caused by competitors’ protests of major contract awards received by us;

•	the loss of General Services Administration Multiple Award schedule contracts, or GSA schedules, or our position as prime contractor on government-wide acquisition contract vehicles, or GWACs;

•	changes in the mix of our contracts and our ability to accurately estimate or otherwise recover expenses, time and resources for our contracts;

•	our ability to generate revenue under certain of our contracts;

•	our ability to realize the full value of our backlog and the timing of our receipt of revenue under contracts included in backlog;

•	changes in estimates used in recognizing revenue;

•	an inability to attract, train or retain employees with the requisite skills, experience, and security clearances;

•	an inability to hire, assimilate, and deploy enough employees to serve our clients under existing contracts;

•	an inability to effectively and timely utilize our employees and professionals;

•	failure by us or our employees to obtain and maintain necessary security clearances;

•	the loss of members of senior management or failure to develop new leaders;

•	misconduct or other improper activities from our employees or subcontractors;

•	increased competition from other companies in our industry;

•	failure to maintain strong relationships with other contractors;

•	inherent uncertainties and potential adverse developments in legal proceedings, including litigation, audits, reviews, and investigations, which may result in materially adverse judgments, settlements, or other unfavorable outcomes;

•	internal system or service failures and security breaches;

•	risks related to our indebtedness and our senior secured credit agreement which contain financial and operating covenants;

•	the adoption by the U.S. government of new laws, rules, and regulations, such as those relating to organizational conflicts of interest issues;

•	an inability to utilize existing or future tax benefits, including those related to our net operating losses, or NOLs, and stock-based compensation expense, for any reason, including a change in law;

•	variable purchasing patterns under U.S. government GSA schedules, blanket purchase agreements and indefinite delivery, indefinite quantity, or ID/IQ, contracts; and

•	other risks and factors listed under “Item 1A. Risk Factors” and elsewhere in this Annual Report.

In light of these risks, uncertainties and other factors, the forward-looking statements might not prove to be accurate and you should not place undue reliance upon them. All forward-looking statements speak only as of the date made and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business.

Overview

We are a leading provider of management and technology consulting services to the U.S. government in the defense, intelligence and civil markets. We are a well-known, trusted and long-term partner to our clients, who seek our expertise and objective advice to address their most important and complex problems. Leveraging our 97-year consulting heritage and a talent base of approximately 25,000 people, we deploy our deep domain knowledge, functional expertise, and experience to help our clients achieve their objectives. We have a collaborative culture, supported by our operating model, which helps our professionals identify and respond to emerging trends across the markets we serve and deliver enduring results for our clients.

We were founded in 1914 by Edwin Booz, one of the pioneers of management consulting. In 1940, we began serving the U.S. government by advising the Secretary of the Navy in preparation for World War II. As the needs of our clients have grown more complex, we have expanded beyond our management consulting foundation to develop deep expertise in technology, engineering, and analytics. Today, we serve substantially all of the cabinet-level departments of the U.S. government. Our major clients include the Department of Defense, all branches of the U.S. military, the U.S. Intelligence Community, and civil agencies such as the Department of Homeland Security, the Department of Energy, the Department of Health and Human Services, the Department of the Treasury, and the Environmental Protection Agency. We support these clients in addressing complex and pressing challenges such as combating global terrorism, improving cyber capabilities, transforming the healthcare system, improving efficiency and managing change within the government, and protecting the environment. We also provide cyber-security services to numerous clients in the commercial market.

We have strong and longstanding relationships with a diverse group of clients at all levels of the U.S. government. During fiscal 2011, we derived 97% of our revenue from services provided to nearly 800 of the more than 1,300 client organizations across the U.S. government under more than 3,600 contracts and task orders. The single largest entity that we served in fiscal 2011 was the U.S. Army, which represented 15% of our revenue in that period. Further, we have served our top ten clients, or their predecessor organizations, for an average of over 20 years. We derived 89% of our revenue in fiscal 2011 from engagements for which we acted as the prime contractor. Also during fiscal 2011, we achieved an overall win rate of 56% on new contracts and task orders for which we competed and a win rate of more than 95% on re-competed contracts and task orders for existing or related business. As of March 31, 2011, our total backlog, including funded, unfunded, and priced options, was $10.9 billion, an increase of 21% over March 31, 2010.

We attribute the strength of our client relationships, the commitment of our people, and our resulting growth to our management consulting heritage and culture, which instills our relentless focus on delivering value and enduring results to our clients. We operate our business as a single profit center, which drives our ability to collaborate internally and compete externally. Our operating model is built on (1) our dedication to client service, which focuses on leveraging our experience and knowledge to provide differentiated insights, (2) our partnership-style culture and compensation system, which fosters collaboration and the efficient allocation of our people across markets, clients, and opportunities, (3) our professional development and 360-degree assessment system, which ensures that our people are aligned with our collaborative culture, core values, and ethics, and (4) our approach to the market, which leverages our matrix of deep domain expertise in the defense, intelligence, and civil markets and our strong capabilities in strategy and organization, analytics, technology, and operations.

We are organized and operate as a corporation. Our use of the term “partnership” reflects our collaborative culture, and our use of the term “partner” refers to our Chairman and our Senior and Executive Vice Presidents. The use of the terms “partnership” and “partner” is not meant to create any implication that we operate our company as, or have any intention to create a legal entity that is, a partnership.

Corporate History

Booz Allen Holding was incorporated in Delaware in 2008 to serve as the top-level holding company for the consolidated Booz Allen Hamilton U.S. government consulting business. On July 31, 2008, or the Closing Date, Booz Allen Hamilton completed the separation of its U.S. government consulting business from its commercial and international consulting business, the spin off of the commercial and international business, and the sale of 100% of its outstanding common stock to Booz Allen Holding, which was majority owned by The Carlyle Group and certain of its affiliated investment funds, or Carlyle. Our company is a corporation that is the successor to the government business of Booz Allen Hamilton following the separation.

The separation of the commercial and international business from the government business was accomplished pursuant to a series of transactions under the terms of a spin off agreement, dated as of May 15, 2008, by and among Booz Allen Hamilton and Booz & Company, or Spin Co., and certain of its subsidiaries. As a result of the spin off and related transactions, former stockholders of Booz Allen Hamilton that had been engaged in the commercial and international business, or the commercial partners, became the owners of Spin Co., which held the commercial and international business. The spin off agreement contains a three-year non-compete provision, ending July 31, 2011, during which both Spin Co. and Booz Allen Hamilton are prohibited, with certain exceptions, from engaging in business in the other company’s principal markets.

Following the spin off, Booz Allen Hamilton was indirectly acquired by Carlyle pursuant to an Agreement and Plan of Merger, dated as of May 15, 2008, and subsequently amended, by and among Booz Allen Hamilton, Booz Allen Holding (formerly known as Explorer Holding Corporation), which was majority owned by Carlyle, Booz Allen Investor (formerly known as Explorer Investor Corporation), a wholly owned subsidiary of Booz Allen Holding, Explorer Merger Sub Corporation, a wholly-owned subsidiary of Booz Allen Investor, and Spin Co. Under the terms of the merger agreement, the acquisition of Booz Allen Hamilton was achieved through the merger of Explorer Merger Sub Corporation into Booz Allen Hamilton, with Booz Allen Hamilton as the surviving corporation. As a result of the merger, Booz Allen Hamilton became a direct subsidiary of Booz Allen Investor and an indirect wholly-owned subsidiary of Booz Allen Holding. The aforementioned transactions are referred to in this Annual Report as the acquisition.

To fund the aggregate consideration for the acquisition, to repay certain indebtedness in connection with the acquisition and to provide working capital, Booz Allen Investor and Booz Allen Hamilton entered into a series of financing transactions, which included:

•	entry into our senior secured credit agreement, and the incurrence of $125.0 million and $585.0 million of term loans under the Tranche A and Tranche B term facilities, respectively, governed by the senior secured credit agreement;

•	entry into our mezzanine credit agreement, and the incurrence of $550.0 million of term loans governed by the mezzanine credit agreement; and

•	an equity contribution from Explorer Coinvest LLC, or Coinvest, of approximately $956.5 million.

The payment of $158.0 million of the cash consideration was structured as a deferred payment obligation of Booz Allen Investor. On December 11, 2009, in order to facilitate the payment of a special dividend and the repayment of a portion of the deferred payment obligation, Booz Allen Investor and Booz Allen Hamilton entered into a series of amendments to the credit agreements governing our senior secured credit facilities and mezzanine credit facility to, among other things, add the Tranche C term facility under our senior secured credit facilities, increase commitments under the revolving credit facility under our senior secured credit facilities from $100.0 million to $245.0 million, and add a specific exception to the restricted payments covenant to permit the payment of the special dividend. Using cash on hand and $341.3 million in net proceeds from the increased term loan facility, Booz Allen Hamilton paid a special dividend of $650.0 million on its common stock, all of which was paid to Booz Allen Investor, its sole stockholder. Booz Allen Investor in turn used the proceeds of the special dividend (i) to repay approximately $100.4 million of the deferred payment obligation, including $22.4 million in accrued interest, in accordance with the terms of the merger agreement and (ii) to pay a special dividend of approximately $549.6 million on its common stock, all of which was paid to Booz Allen Holding, its sole stockholder. Booz Allen Holding in turn declared a special dividend of $497.5 million payable on its outstanding Class A Common Stock, Class B Non-Voting Common Stock and Class C Restricted Common Stock, approximately $444.1 million of which was paid to Coinvest and the remainder of which was paid to the other stockholders of Booz Allen Holding. The aforementioned transactions are referred to in this Annual Report as the recapitalization transaction.

On February 3, 2011, we completed a refinancing transaction, or the Refinancing Transaction, which included amendments to the senior secured credit agreement and the repayment of all indebtedness outstanding under our mezzanine credit facility. The amended senior secured credit agreement provides for $1.0 billion in term loans ($500.0 million Tranche A term facility and $500.0 million Tranche B term facility) and a $275.0 million revolving credit facility. In connection with the Refinancing Transaction, we borrowed $1.0 billion under the Tranche A and Tranche B term facilities and we used $268.9 million of cash on hand to pay fees and expenses and repay the remaining $222.1 million of indebtedness under our mezzanine credit facility and $21.5 million under the then effective senior secured credit facilities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness.”

Our Value Proposition to Our Clients

As a leading provider of management and technology consulting services to the U.S. government, we believe that we are well positioned to grow across markets characterized by increasing and rapid change. We believe that our dedication to client service, the quality of our people, our management consulting heritage and our client-oriented matrix approach provide the strong foundation necessary for our continued growth.

Our People

Our success as a management and technology consulting firm is highly dependent upon the quality, integrity and dedication of our people.

Superior Talent Base.  We have a highly educated talent base of approximately 25,000 people: as of March 31, 2011, 85% held bachelor degrees, 44% held masters degrees and 4% held doctoral degrees (not including employees from ASE, Inc., one of our wholly owned subsidiaries). In addition, many of the U.S. government contracts for which we compete require contractors to have high-level security clearances, and our large pool of cleared employees allows us to meet these needs. As of March 31, 2011, 71% of our people held government security clearances: 25% at Top Secret/Sensitive Compartmented Information, 22% at Top Secret (excluding Sensitive Compartmented Information) and 24% at Secret. High-level security clearances generally afford a person access to data that affects national security, counterterrorism or counterintelligence, or other highly sensitive data. Persons with the highest security clearance, Top Secret, have access to information that would cause “exceptionally grave damage” to national security if disclosed to the public. Persons with access to the most sensitive and carefully controlled intelligence information hold a Top-Secret/Sensitive Compartmented Information clearance. Persons with the second-highest clearance classification, Secret, have access to information that would cause “serious damage” to national security if disclosed to the public. Through internal referrals and external recruiting efforts, we are able to successfully renew and grow our talent base, and we believe that our ability to attract top level talent is significantly enhanced by our commitment to professional development, our position as a leader in our markets, the high quality of our work and the appeal of our culture.

Focus on Talent Development.  We develop our talent base by providing our people with the opportunity to work on important and complex problems, encouraging and acknowledging contributions of our people at all levels of seniority, and facilitating broad, inclusive and insightful leadership. We also encourage our people to continue developing their substantive skills through continuing education. Our learning programs, which have consistently been recognized as best-in-class in the industry, include partnerships with universities, vendors and online content providers. These programs offer convenient, cost-effective, quality educational opportunities that are aligned with our core capabilities.

Assessment System that Promotes Collaboration.  We use our 360-degree assessment process, an employee assessment tool based on multiple sources, to help promote and enforce the consistency of our collaborative culture, core values and ethics. Each of our approximately 25,000 people receives an annual assessment and also participates in the assessment of other company personnel. Assessments combine this internal feedback from supervisors, peers and subordinates with market input, and each assessment is led by a Booz Allen person outside of the employee’s area. Our assessment process is focused on facilitating the continued development of skills and career paths and ensuring the exchange of support and knowledge among our people.

Core Values.  We believe that one of the key components of our success is our focus on core values. Our core values are: client service, diversity, excellence, entrepreneurship, teamwork, professionalism, fairness, integrity, respect and trust. All new hires receive extensive training that emphasizes our core values, facilitates their integration into our collaborative, client-oriented culture and helps to ensure the delivery of consistent and exceptional client service. As of March 31, 2011, 94% of our employees participated in internal training including 4 hours of mandatory ethics training which is required to be completed each year.

The emphasis that we place on our people yields recognized results. External awards and recognition include being named for several consecutive years as one of Fortune Magazine’s “100 Best Companies to Work For”, one of Consulting Magazine’s “Best Firms to Work For” and one of Business Week’s “Best Places to Launch a Career.”

Our Management Consulting Heritage

Our Approach to Client Service.  Over the 70 years that we have been serving the U.S. government, we have cultivated relationships of trust with, and developed a comprehensive understanding of, our clients. This insight regarding our clients, together with our deep domain knowledge and capabilities, enable us to anticipate, identify and address the specific needs of our clients. While working on contract engagements, our people work to develop a holistic understanding of the issues and challenges facing the client to ensure that our advice helps them achieve enduring results.

Partnership-Style Culture and Compensation System.  A commitment to teamwork is deeply ingrained in our company, and our partnership-style culture is critical to maintaining this component of our operating model. We manage our company as a single profit center with a partner-style compensation system that focuses on the success of the institution over the success of the individual. This distinctive system fosters internal collaboration that allows us to compete externally by motivating our partners to act in the best interest of the institution. As a result, we are able to emphasize overall client service, and encourage the rapid and efficient allocation of our people across markets, clients and opportunities.

Our Client-Oriented Matrix Approach

We are able to address the complex and evolving needs of our clients and grow our business through the application of our matrix of deep domain knowledge and market-leading capabilities. Through this approach, we deploy our four key capabilities, strategy and organization, analytics, technology and operations, across our client base. This approach enables us to quickly assemble and deploy, and redeploy when necessary, client-focused teams comprised of people with the skills and expertise needed to address the challenges facing our clients. We believe that our significant win rates on new and re-competed contracts demonstrate the strength of our matrix approach as well as our industry-leading reputation and our proven track record.

Our Strategy for Continued Growth

We serve our clients by identifying, analyzing, and solving their most complex problems and anticipating developments that will have near- and long-term impacts on their operations. To serve our clients and grow our business, we intend to execute the following strategies:

Expand Our Business Base

We are focused on growing our presence in our addressable markets primarily by expanding our relationships with, and the capabilities we deliver to, our existing clients. We will continue to help our clients recognize more efficient and effective mission execution by deploying our objective insight and market expertise across current and future contract engagements. We believe that significant growth opportunities exist in our markets, and we intend to:

•	Deepen Our Existing Client Relationships. The complex and evolving nature of the challenges our clients face requires the application of different core competencies and capabilities. Our approach to client service and collaborative culture enables us to effectively cross-sell and deploy multiple services to existing clients. We plan to leverage our comprehensive understanding of our clients’ needs and our track record of successful performance to grow our client relationships and expand the scope of the services we provide to our existing clients.

•	Help Clients Rapidly Respond to Change. We will continue to help our clients formulate rapid and dynamic responses to the frequent and sometimes sudden changes that they face by leveraging the scope and scale of our domain expertise, our broad capabilities and our one-firm culture, which allow us to effectively and efficiently allocate our resources and deploy our intellectual capital.

•	Broaden Our Client Base. We intend to capitalize on our scale, the scope of our domain expertise and core capabilities, and our reputation as a trusted long-term partner to grow our client base.

•	U.S. Government Business. We believe that growing demand for the types of services we provide and our ongoing business initiatives will enable us to leverage our reputation as a trusted partner and industry leader to cultivate new client relationships across all agencies and departments of the U.S. government.

•	Commercial Business. We will also continue to build on our current cyber-security related work in the commercial market as permitted under the terms of our non-competition agreement with Spin Co. We will explore new opportunities as those opportunities become available in the commercial market upon termination of those contractual restrictions on July 31, 2011, leveraging our core competencies which combine management consulting expertise and core technology and analytics capabilities. We will focus on serving industries in which there is a strong intersection between government and commercial interests, such as finance, health, and energy.

•	International Business. We intend to pursue opportunities in our areas of core competence to grow internationally, primarily in the Middle East where we see strong demand for our services. We currently deliver cyber-security services abroad to U.S. government and non-U.S. government clients for the safeguarding of information systems, supporting a full range of cyber-security services including disaster recovery, information security and resilience, biometrics, and identity access management. We recently opened an office in Abu Dhabi, United Arab Emirates to facilitate our international growth.

Capitalize on Our Strengths in Emerging Areas

We will continue to leverage our deep domain expertise and broad capabilities to help our clients address emerging issues. Through the early identification of clients’ emerging needs and the development of adaptive capabilities to help address those needs, we have established strong competencies and functional capabilities in numerous areas of potential growth, including:

•	Cyber. Network-enabled technology now forms the backbone of our economy, infrastructure and national security. Recent national policies and initiatives in this area, including the Comprehensive National Cybersecurity Initiative, the National Strategy for Trusted Identities in Cyberspace, and the build-out of the “smart grid” as proposed in the American Reinvestment and Recovery Act, have created new cyber-related opportunities. In addition, we believe global adoption of network-enabled technology will increase the need for cyber-security and other related technology services. We have been focused on cyber and predecessor areas, such as information assurance, since 1999 and in information security since the 1980’s. We are currently involved in cyber-related initiatives for our defense, with the creation of the U.S. Cyber Command, intelligence and civil clients, as well as cyber-security initiatives for commercial clients. We are focused on developing cyber capabilities such as Malware Analysis, Forensics and Reverse Engineering, Data Fusion Analysis & Visualization, Treat & Vulnerability Analysis, and Situation al Awareness & Continuous Monitoring to position our company as a leader across the broad and growing range of areas requiring cyber-related services. In order to meet the growing demand, we are aggressively hiring and cross training existing employees through our Cyber University program.

•	Government Efficiency and Procurement. We are focused on helping the U.S. government achieve operating and budgetary efficiencies driven by the need to control spending while simultaneously pursuing numerous policy initiatives. In addition, recent U.S. government reforms in the procurement area may allow us to leverage our status as a large, objective service provider to win additional assignments to the extent that we are able to address organizational conflicts of interest and similar concerns more easily than our competitors.

•	Ongoing Healthcare Transformation. We expect recent and ongoing developments in the healthcare market, such as the passage of the Affordable Care Act of 2010 and the Health Information Technology for Economic and Clinical Health Act of 2009, to increase demand for our healthcare consulting capabilities. We have been serving healthcare-oriented clients in the U.S. government since the late 1980’s. In 2002, we began a focused expansion of our healthcare consulting business, and the current scale of that business, together with our technology-related capabilities, provide us with a strong platform from which to address our clients’ increased focus on the interoperability of healthcare IT platforms, healthcare policy, and payment and caregiver reforms.

•	Engineering Services. Our clients are increasingly utilizing sophisticated engineering and systems engineering and integration, or SE&I, services to help them manage every phase of the development and integration of increasingly sophisticated information technology, communications and mission systems — ranging from satellite and space systems to air traffic control and naval systems. We recently expanded our Engineering & Operations capability area to reflect our broad and deep expertise in engineering and science. Through the application of our matrix of deep domain expertise in each of our markets leveraged against our strong functional capabilities, we have developed deep cross-market knowledge and a combination of engineering, acquisition, management and leadership expertise. We are leveraging this knowledge and expertise to bid on contracts that have significant engineering requirements as well as large-scale SE&I contracts.

Continue to Innovate

We will continue to invest significant resources in our efforts to identify near-term developments and long-term trends that may present significant challenges or opportunities for our clients. Our single profit center and one-firm culture afford us the flexibility to devote company-wide resources and key intellectual capital to developing the functional capabilities and expertise needed to address those issues. We have regularly allocated significant resources to these business development efforts and have successfully transitioned several such initiatives into meaningful contributors to our business.

We continue to invest in many initiatives at various stages of development. Three such initiatives are:

•	Cloud Computing. Cloud computing is Internet-based computing whereby shared resources, software and information are provided to computers and other devices on-demand without requiring new user infrastructure. The U.S. government has adopted cloud computing as its preferred information technology environment. Several pilot programs related to the U.S. government’s transition to cloud computing are already in progress across its agencies, and cyber-initiatives designed to help ensure the integrity and security of cloud computing environments will be essential to the success of this transition.

•	Advanced Analytics. Advanced analytics are critical to our clients’ efforts to translate the enormous volumes of data flowing from our nation’s investments in information, communications and technology into insight, foresight, and decision-making capacity. We help our clients analyze large amounts of information through sophisticated statistical and mathematical techniques, weigh alternative futures, and make sound decisions that are supported by rigorous methods, including capabilities based assessments, optimization, modeling and simulation, policy analysis, threat, vulnerability and risk analysis, and war-games.

•	Financial Sector. Specialized services are needed to help modernize payment processes, implement new technology to assist financial regulators, and reform and redefine the role and organization of agencies such as the Department of the Treasury, the Securities and Exchange Commission, or SEC, the Federal Reserve, and the Commodity Futures Trading Commission. In addition, financial services companies in the commercial market have extensive electronic networks and electronic payment processing that require the application of sophisticated cyber-security to deter and defend against cyber-criminals and other actors intent on compromising those systems.

Our Clients and Capabilities

The diagram below illustrates the way we deploy our four capability areas, including specified areas of expertise, to serve our defense, intelligence, and civil clients. Our dynamic matrix of functional capabilities and domain expertise plays a critical role in our efforts to deliver results to our clients.

Deployment of Capabilities to Serve Clients

Our Clients

We have strong and longstanding relationships with a diverse group of clients at all levels of the U.S. government.

Selected Long-Term Client Relationships

Relationship
Length
Client(1)	(Years)

U.S. Navy	70
U.S. Army	60
National Security Agency	25+
Department of Homeland Security	20+
U.S. Air Force	20+
National Reconnaissance Office	15+
A U.S. intelligence agency	15+
Department of Energy	15+
Federal Bureau of Investigation	15+
Internal Revenue Service	15+

(1)	Includes predecessor organizations.

Defense Clients

Our reputation and track record in serving the U.S. military and defense agencies spans 70 years. Our defense business revenue represented 54% of our business based on revenue for fiscal 2011. Our revenue in this area for fiscal 2011 was approximately $3.0 billion. Our key defense clients are set forth below.

•	U.S. Army. For 60 years, we have addressed challenges for the U.S. Army at the strategic, operational, and tactical levels by bringing experienced people, high quality processes, and advanced technologies together. We work with our U.S. Army clients to help sustain their land combat capabilities while responding to current demands and preparing for future needs. Recent examples of the services that we have provided include enhancing field intelligence systems, delivering rapid response solutions to counter improvised explosive devices, infusing lifecycle sustainment capabilities to improve distribution and delivery of material, and employing systems and consulting methods to help expand care and support for soldiers and their families. Our clients include Army Headquarters, Army Material Command (AMC), Forces Command (FORSCOM), Training and Doctrine Command (TRADOC), and many Program Executive Offices, Direct Reporting Units and Army Service Component Commands.

•	U.S. Navy/Marine Corps. We have supported the U.S. Navy for 70 years. We employ a multidimensional approach that analyzes and balances people, processes, technology, and infrastructure to meet their missions of equipping global forces for greater flexibility, mobility, and efficiency, sustaining results while reducing costs, and integrating new technology. Our clients include the Office of the Secretary of the Navy, Chief of Naval Operations, the Commandant of the Marine Corps to the Office of Naval Intelligence, and U.S. Navy/Marine Corps operating commands and systems commands, as well as the Joint Program Executive Offices (PEO) and individual PEOs such as Naval Air Systems Command (NAVAIR), Naval Seas Systems Command (NAVSEA), U.S. Marine Corps Systems Command, and Space and Naval Warfare (SPAWAR).

•	U.S. Air Force/NASA/Aerospace. We provide integrated strategy and technical services to the U.S. Air Force. Our skilled strategists and technology experts bring diverse capabilities to assignments that include weapons analysis, capability-based planning, and aircraft systems engineering. We also support the space industry in applying new technologies, integrating space operations, and using strategies to address the technical issues, cost, schedule, and risk of space systems. Our clients include Air Combat

Command, Air Force Space Command, Air Force Materiel Command, Air Mobility Command, Air Force Cyber Command, Air Force Pacific Command, National Aeronautics and Space Administration (NASA), the Defense Information Systems Agency (DISA), the National Reconnaissance Office (NRO), and the National Geospatial-Intelligence Agency (NGA).

•	Joint Staff and Combatant Commands. We provide mission-critical support to the Office of the Secretary of Defense, the Joint Staff, the Combatant Commands (COCOMs), and other U.S. government departments and agencies during the planning and mission execution phases to meet global mission requirements ranging from integrated intelligence, surveillance, and reconnaissance (ISR) to space and global strike operations. Our clients include most major organizations within the Office of the Secretary of Defense and the Department of Defense’s agencies, as well as the Pacific Command, Northern Command, Central Command, Southern Command, European Command, Strategic Command, Special Operations Command, and Transportation Command.

•	Cyber/Military Intelligence. We provide advanced solutions designed to protect critical infrastructure systems for the public and private sector to our U.S. government defense and intelligence agency clients to meet new and evolving cyber warfare threats. Our cyber professionals, many with the highest security clearances to handle the most sensitive materials, assist clients in all phases of cyber-security operations and dynamic network defense. We develop cyber-security solutions utilizing a multi-dimensional approach including people, operations, technology, policy, and management.

Intelligence Clients

We have provided the primary group of government agencies and organizations that carry out intelligence activities for the U.S. government (the U.S. Intelligence Community), with forward-thinking, success-oriented consulting and mission support services in analysis, systems engineering, program management, operations, organization, and change management, budget and resource management, studies, and war-gaming. This critical business area has strong barriers to entry for competitors because of the specialized expertise and high-level security clearances required. Our intelligence business represented 22% of our business based on revenue for fiscal 2011. Revenue in this area for fiscal 2011 was approximately $1.2 billion. Our major intelligence clients include:

•	U.S. Intelligence Agencies. We provide critical support in strategic planning, policy development, program development and execution, information sharing, architecture, and program management for research and development projects, as well as support to reform initiatives flowing from the Intelligence Reform and Terrorism Protection Act. We help clients improve the processes and substance of intelligence information provided to the executive and legislative branches of the U.S. government for policy development and operational decision making.

•	Joint Staff and Unified Combatant Commands. We deliver comprehensive intelligence analysis, including providing all-source intelligence analysis and open-source intelligence analysis conducted in high intensity environments. We also provide data collection management and analytical systems intelligence training services, and provide intellectual capital and best practices for intelligence activities.

•	Military Intelligence. We provide consulting services, integrated intelligence and information operations mission support, and a range of counterintelligence services to the U.S. Army, U.S. Air Force, U.S. Navy, Marine Corps, and Defense Intelligence Agency.

Civil Clients

Support to civil government agencies of the U.S. government and U.S.-funded international development work has grown significantly as a percentage of our overall business. The Federal Procurement Data System ranked us 16th on its overall list of top 100 federal contractors for federal fiscal year 2010 based on overall prime contracting dollars. For that same period and using data provided by USAspending.gov, we estimate that we ranked 17th based on overall prime contracting dollars for civil clients. Our civil business represented 24%

of our business based on revenue for fiscal 2011. Revenue in this area for fiscal 2011 was approximately $1.4 billion. Our civil government clients include:

•	Financial Services. We provide support to all major U.S. government finance and treasury organizations charged with the collection, management, and protection of the U.S. financial system, including the Department of the Treasury, Internal Revenue Service, and other agencies of the Department of the Treasury, Office of the Comptroller of the Currency, Federal Deposit Insurance Corporation, Federal Reserve Board and Banks, the SEC, and Pension Benefit Guaranty Corporation. We create innovative approaches to some of their most challenging problems, including bank receivership, payment channel modernization, cyber initiatives, and fraud detection.

•	Health. We support government clients on innovative projects that help achieve public health missions, including entitlement reform, developing a national health information network, mitigating risk to populations, improving government infrastructure, and facilitating an international public-private sector dialogue on international health issues. Our clients include the Department of Health and Human Services and its agencies, including the U.S. Food and Drug Administration, National Institutes of Health, Centers for Disease Control and Prevention (CDC), the Centers for Medicare and Medicaid Services, the Department of Defense Military Health System, and Department of Veterans Affairs.

•	Energy, Transportation and Environment. We support clients in the transportation, energy, and environment sectors which have control over our national infrastructure. We support our clients’ efforts to maintain and build infrastructure that is efficient, effective, and sustainable. Our services include strategy, operations, technology, and engineering. Our clients include the Departments of Energy, Transportation, and Interior and their component agencies, and the Environmental Protection Agency. We also support the Department of Defense in major environmental and infrastructure programs in the United States and Europe.

•	Justice and Homeland Security. We support the U.S. government’s homeland security mission and operations in the areas of intelligence (analysis, information sharing, and risk assessment), operations (coordination, contingency planning, and decision support), strategy, technology and management (program management and information technology tools), emergency management and response planning, and border, cargo, and transportation security. We support law enforcement missions and operations in counterterrorism, intelligence and counterintelligence, and traditional criminal areas (narcotics, white collar crime, organized crime, and violent crime).

•	Business of Government. We help agencies effectively and efficiently manage the business processes that support government in its provision of services to its citizens, spanning management, personnel, budget operations, information technology, and telecommunications. Our clients include the General Services Administration, Office of Management and Budget, Office of Personnel Management, the Congress and Courts. We also support public sector grant-making agencies, from health and education, to labor and homeland and economic security, serving clients such as the Departments of Agriculture, Homeland Security, Commerce, Education, Labor, and Housing and Urban Development, as well as the National Science Foundation. In addition, we serve our U.S. government clients abroad in helping them resolve systemic global development needs. Our clients include the U.S. Agency for International Development, the Department of State, Millennium Challenge Corporation, and the World Bank.

Our Capabilities

Strategy and Organization

Our strategy and organization capability focuses on helping clients define and achieve their strategic objectives. As of March 31, 2011, we had approximately 2,400 consulting staff providing client service through our strategy and organization capability. We provide transformational programs to improve organizational effectiveness, manage change, and enable client organizations to improve their performance. Our

Transformation Life Cycletm framework and Change Management Advanced Practitioner program provide a proven methodology and credentialed experts to help clients succeed. Our areas of expertise include:

•	Strategy and Change Management, helping clients formulate business strategies to meet their mission, and transforming key elements within organizations such as people, processes, technology and physical infrastructure;

•	Organization and Process Improvement, redesigning an organization’s structure to fit its mission and strategy, aligning its business purpose, and improving operations and performance through business process reengineering, knowledge management, strategic sourcing, shared services and lean six sigma methodologies; and

•	Human Capital, Learning and Communications, helping clients build new capabilities and increasing workforce performance through competency identification and development of learning programs, designing programs to better manage the workforce for high performance, and building stakeholder understanding and buy-in.

Analytics

Our analytics capability focuses on helping clients address the full spectrum of their business, operational, and mission challenges. From operational and business planning to mission performance and strategic decision making, we help clients make informed decisions with deeper insight, less risk, and greater certainty. As of March 31, 2011, we had approximately 5,700 consulting staff providing client service through our analytics capability. Our areas of expertise include:

•	Advanced Analytics, enhancing our clients’ ability to analyze very large amounts of information through sophisticated statistical and mathematical techniques, weigh alternative futures, and make sound decisions that are supported by rigorous methods, including capabilities-based assessments, optimization, modeling and simulation, policy analysis, threat, vulnerability and risk analysis, and war-games;

•	Business Analytics, enabling our clients to optimize decisions regarding resources through financial and economic analysis, financial stewardship and accountability, and disciplined contract strategy and program controls; and

•	Mission Analytics, helping our clients to gather information from varied sources through the use of human and technical analysis, innovative all-source analysis, analytic training, and counter-intelligence services to gain insights, create foresight and make predictions, support fact-based decision making, and guard against threats.

Technology

Our technology capability focuses on helping clients solve their mission-critical needs through the deployment of advanced technological solutions and techniques. As of March 31, 2011, we had approximately 7,800 highly skilled technology experts and engineers who maintain a deep knowledge of current technology trends and applications. Our experts combine specialized skills with a collaborative problem-solving approach to ensure that we understand a client’s mission and objectives and, based on that understanding, design, develop, and implement technology solutions to support our client’s mission and objectives. Our areas of expertise include:

•	Cyber Technologies, enabling clients to execute their missions in cyberspace with trusted and secure networks, systems, and data by delivering solutions for the full life cycle to support information exchange, collaboration, transportation, and storage;

•	Strategic Technology and Innovation, identifying and incubating advanced technologies, while introducing innovative processes and management techniques critical to the achievement of our clients’ goals; and

•	Systems Development, designing and deploying information technology solutions, including software development, to automate business processes, improve client service, solve mission requirements, and share information effectively and securely.

Engineering and Operations

Our engineering and operations capability focuses on assisting clients across all markets in executing the transactions associated with buying and selling complex, large-scale products and services. We offer full spectrum engineering, program integration, and support services throughout the product or service life cycle from scientific exploration and program initiation through development, production, operation, and logistical sustainment. As of March 31, 2011, we had approximately 5,000 consulting staff providing client service through our engineering and operations capability. Our areas of expertise include:

•	Engineering and Science, providing specialized support by supplying consulting staff with product, system, or technology specific engineering and scientific skills for application by clients to their missions and programs;

•	Systems Engineering and Integration, providing concept, design, specification, and oversight of the development of complex information technology, communications and mission systems to meet targets for cost, schedule, and performance by providing trained and certified staff following established organizational standard processes, using current software systems and infrastructure, and executing under disciplined procedures;

•	Acquisition and Program Management, providing expertise in program strategy, initiation, planning, management, monitoring, control, or transition for the acquisition of large complex systems to meet client expectations;

•	Enterprise Integration, providing in-depth understanding of, and expertise in, our clients’ mission, culture, processes, and unique and specific capabilities to help ensure the success of a client’s enterprises and associated programs over their life cycle; and

•	Supply Chain and Logistics, providing in-depth understanding of clients’ supply chain practices and goals to enhance their ability to optimize logistics business operations and achieve service level requirements at more affordable costs.

Contracts

Our portfolio of contracts is highly diversified with no single contract accounting for more than 9% of our revenue in any of fiscal 2011, fiscal 2010, or pro forma 2009, and no single task order under any contract accounting for more than 1% of our revenue in any of fiscal 2011, fiscal 2010, or pro forma 2009.

There are two predominant contracting methods by which the U.S. government procures services: definite contracts and indefinite contract vehicles. Each of these is described below:

•	Definite contracts call for the performance of specified services or the delivery of specified products. The U.S. government procures services and solutions through single award, definite contracts that specify the scope of services that will be delivered and identify the contractor that will provide the specified services. When an agency recognizes a need for services or products, it develops an acquisition plan, which details the means by which it will procure those services or products. During the acquisition process, the agency may release a request for information to determine if qualified bidders exist, a draft request for a proposal to allow industry to comment on the scope of work and acquisition strategy, and finally a formal request for a proposal. Following the evaluation of submitted proposals, the agency will award the contract to the winning bidder.

•	Indefinite contract vehicles provide for the issuance by the client of orders for services or products under the terms of the contract. Indefinite contracts are formally known as ID/IQ contracts and are often referred to as contract vehicles or ordering contracts. ID/IQ contracts may be awarded to one contractor (single award) or several contractors (multiple award). Under a multiple award ID/IQ contract, there is no guarantee of work as contract holders must compete for individual work orders. ID/IQ contracts will often include pre-established labor categories and rates, and the ordering process is streamlined (usually taking less than a month from recognition of a need to an established order with a contractor). ID/IQ contracts often have multi-year terms and unfunded ceiling amounts, thereby enabling but not committing the U.S. government to purchase substantial amounts of products and services from one or more contractors in a streamlined procurement process.

•	GWACs and GSA schedules are ID/IQ contracts that are open to all U.S. government agencies. Contract holders compete for individual task orders under both types of ID/IQ contract vehicles. Prices (labor rates) are pre-established under GSA schedules, while prices under GWACs may be pre-established or determined by task order proposal. Agencies may solicit companies directly under GSA schedules and, under GWACs, must work through the agency that operates the GWAC or receive a delegation of authority to use the GWAC. GSA schedules are administered by the General Services Administration and support a wide range of products and services. GWACs are used to procure IT products and services and are administered by the agency soliciting the services or products, with permission from the Office of Management and Budget.

Listed below are our top definite contract, our top five definite contracts and our top ten definite contracts for fiscal 2011 and revenue under these contracts as of March 31, 2011.

		% of
	Fiscal	Total	Expiration
Contract	2011	Revenue	Date
	(Revenue in millions)

Top Contract	$76.6	1%	6/14/2011
Top Five Contracts	298.5	5%
Top Ten Contracts	421.6	8%

Listed below are our top ID/IQ contract, our top five ID/IQ contracts and our top ten ID/IQ contracts for fiscal 2011, in each case excluding GSA schedules or GWACS, and revenue and the number of active task orders under these contracts as of March 31, 2011. The number of task orders for our top ten contracts does not include task orders under classified contracts due to the fact that information associated with those contracts is classified.

			Number of
		% of	Task Orders
	Fiscal	Total	as of	Expiration
Contract	2011	Revenue	March 31, 2011	Date
	(Revenue in millions)

Top Contract	$454.2	8%	186	1/8/2013
Top Five Contracts	1,405.9	25%	494
Top Ten Contracts	1,848.7	33%	627

As of September 30, 2010, the end of the U.S. government’s fiscal year, there were a total of 40 GSA schedules with over 17,000 schedule holders that generated more than $38 billion in annual sales in U.S. government fiscal year 2010. We were the number three provider under the GSA federal supply schedule program based on total reported GSA contract sales of $896.9 million during U.S. government fiscal 2010. Based on revenue from our top three GSA schedules, we were the number fourteen contractor on the Information Technology (IT) Schedule 70, the number one contractor on the Mission Oriented Business Integrated Services (MOBIS) Schedule, and the number two contractor on the Professional Engineering Services (PES) Schedule in U.S. government fiscal year 2010.

Listed below are our top three GSA schedules and GWACs in fiscal 2011 and revenue for each of fiscal 2011, fiscal 2010, and pro forma 2009, the number of active task orders as of March 31, 2011 under each of our top three GSA schedules and GWACs and an aggregation of all other GSA schedules and GWACs. These contract vehicles are available to all U.S. government agencies and the revenue stated is the result of individually competed task orders.

							Number of
		% of		% of		% of	Task Orders
	Fiscal	Total	Fiscal	Total	Pro Forma	Total	as of	Expiration
Contract	2011	Revenue	2010	Revenue	2009	Revenue	31-Mar-11	Date
(Revenue in millions)

Mission Oriented Business Integrated Services (MOBIS) — #874	$411.6	7%	$351.7	7%	$245.6	6%	348	9/30/2012
Information Technology (IT) — #70	226.7	4%	257.7	5%	334.5	8%	179	3/22/2014
Professional Engineering Services (PES) — #871	174.4	3%	216.5	4%	243.8	6%	169	10/28/2014
All Others	363.4	6%	368.2	7%	339.1	7%	154

Total	$1,176.1	20%	$1,194.1	23%	$1,163.0	27%	850

Backlog

We define backlog to include the following three components:

•	Funded Backlog. Funded backlog represents the revenue value of orders for services under existing contracts for which funding is appropriated or otherwise authorized, less revenue previously recognized on these contracts.

•	Unfunded Backlog. Unfunded backlog represents the revenue value of orders for services under existing contracts for which funding has not been appropriated or otherwise authorized.

•	Priced Options. Priced contract options represent 100% of the revenue value of all future contract option periods that may be exercised at our clients’ option and for which funding has not been appropriated or otherwise authorized.

Backlog does not include any task orders under ID/IQ contracts, including GWACs and GSA schedules, except to the extent that task orders have been awarded to us under those contracts.

The following table summarizes the value of our contract backlog at the respective dates presented:

	As of March 31,
	2011	2010
	(In millions)

Funded	$2,392	$2,528
Unfunded(1)	2,979	2,453
Priced options(2)	5,553	4,032

Total backlog	$10,924	$9,013

(1)	Reflects a reduction by management to the revenue value of orders for services under two existing single award ID/IQ contracts based on an established pattern of funding under these contracts by the U.S. government.

(2)	Amounts shown reflect 100% of the undiscounted revenue value of all priced options.

We may never realize all of the revenue that is included in our total backlog, and there is a higher degree of risk in this regard with respect to unfunded backlog and priced options. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Our Results of Operations — Sources of Revenue — Contract Backlog” for additional disclosure regarding our backlog. See also “Item 1A. Risk Factors — Risks Related to Our Business — We may not realize the full value of our backlog, which may result in lower than expected revenue.”

Competition

Due to its size, the government consulting market is highly fragmented. As certain commercial sectors of the consulting market have declined over the past few years, competition within the government professional services industry has intensified. In addition to professional service companies like our own that focus principally on the provision of services to the U.S. government, other companies active in our markets include large defense contractors, diversified service providers, and small businesses. Changing government policies are also helping to reshape the competitive landscape. Some large prime contractors are beginning to divest their professional services business units due to the U.S. government’s increased sensitivity to organizational conflicts of interest and these divested companies will be free to compete with us without their former organizational conflicts of interest constraints. The formal adoption of the Federal Acquisition Regulation, or FAR, organizational conflicts of interest rules or additional more restrictive rules by U.S. government agencies could cause further such divestitures which could further increase competition in our markets. At the other end of the spectrum are small businesses. Small businesses are growing in the government services industry due in large part to a push by both the Obama and Bush administrations to bolster the economy by helping small business owners.

In the course of doing business, we compete and collaborate with companies of all types. We strive to maintain positive and productive relationships with these organizations. Some of them hire us as a subcontractor, and we hire some of them to work with us as our subcontractors. Our major competitors include: (i) contractors focused principally on the provision of services to the U.S. government, such as CACI International, Inc., L-3 Communications Holdings, Inc., ManTech International Corp., SRA International, Inc., and TASC Inc.; (ii) large defense contractors which provide both products and services to the U.S. government, such as General Dynamics Corp., Lockheed Martin Corp., Northrop Grumman Corp., and Raytheon Co.; and (iii) diversified service providers, such as Accenture, Computer Sciences Corp., Deloitte Consulting LLP, and SAIC, Inc. We compete on the basis of our technical expertise and client knowledge, our ability to successfully recruit appropriately skilled and experienced talent, our ability to deliver cost-effective multi-faceted services in a timely manner, our reputation and relationship with our clients, past performance, security clearances, and the size and scale of our company.

Patents and Proprietary Information

Our management and technology consulting services and related products are not generally dependent upon patent protection. We claim a proprietary interest in certain of our service offerings and related products, methodologies, and know-how. We have a few patents but we do not consider our business to be materially dependent on the protection of such patents. Additionally, we have a number of trade secrets that contribute to our success and competitive position, and we endeavor to protect this proprietary information. While protecting trade secrets and proprietary information is important, we are not materially dependent on any specific trade secret or group of trade secrets. Other than licenses to commercially available third-party software, we have no licenses to intellectual property that are significant to our business.

We rely upon a combination of nondisclosure agreements and other contractual arrangements, as well as copyright, trademark, patent, and trade secret laws to protect our proprietary information. We also enter into proprietary information and intellectual property agreements with employees, which require them to disclose any inventions created during employment, to convey such rights to inventions to us, and to restrict any disclosure of proprietary information.

Our most important trademark is the “Booz Allen Hamilton” mark, registered in the United States and certain foreign countries. Generally, registered trademarks have perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks. We have four registered trademarks related to our name and logo with the earliest renewal in November 2012. Under a branding agreement entered in connection with the acquisition, Spin Co. was granted a perpetual, exclusive, worldwide, royalty-free license to use “Booz” as a name and mark other than with “Allen” or “Hamilton” and certain other words associated with our business in connection with certain activities. We agreed not to use “Booz” unless it is accompanied by “Allen” or “Hamilton” or both and we are restricted in our use of certain other words associated with Spin

Co.’s business. Under certain circumstances, including if certain Spin Co. competitors obtain ownership of Booz Allen Hamilton, the licensed marks will be assigned to Spin Co.

For our work under U.S. government funded contracts and subcontracts, the U.S. government obtains certain rights to data, software, and related information developed under such contracts or subcontracts. These rights generally allow the U.S. government to disclose such data, software, and related information to third parties, which third parties may include our competitors in some instances. In the case of our work as a subcontractor, our prime contractor may also have certain rights to data, information, and products we develop under the subcontract.

Booz Allen Hamilton®, Transformation Life Cycletm, the Booz Allen Hamilton logo, and other trademarks or service marks of Booz Allen Hamilton Inc. appearing in this Annual Report are property of Booz Allen Hamilton Inc. Trade names, trademarks, and service marks of other companies appearing in this Annual Report are the property of their respective owners.

Regulation

As a contractor to the U.S. government, as well as state and local governments, we are heavily regulated in most fields in which we operate. We deal with numerous U.S. government agencies and entities, and when working with these and other entities, we must comply with and are affected by unique laws and regulations relating to the formation, administration, and performance of U.S. government contracts. Some significant laws and regulations that affect us include:

•	FAR, and agency regulations supplemental to the FAR, which regulate the formation, administration, and performance of U.S. government contracts. For example, FAR 52.203-13 requires contractors to establish a Code of Business Ethics and Conduct, implement a comprehensive internal control system, and report to the government when the contractor has credible evidence that a principal, employee, agent, or subcontractor, in connection with a government contract, has violated certain federal criminal laws, violated the civil False Claims Act, or has received a significant overpayment;

•	the False Claims Act and False Statements Act, which impose civil and criminal liability for presenting false or fraudulent claims for payments or reimbursement, and making false statements to the U.S. government, respectively;

•	the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with the negotiation of a contract, modification, or task order;

•	the Procurement Integrity Act, which regulates access to competitor bid and proposal information and certain internal government procurement sensitive information, and our ability to provide compensation to certain former government procurement officials;

•	post government employment laws and regulations, which restrict the ability of a contractor to recruit, hire, and deploy former employees of the U.S. government;

•	laws, regulations, and executive orders restricting the use and dissemination of information classified for national security purposes and the export of certain products, services, and technical data, including requirements regarding any applicable licensing of our employees involved in such work; and

•	the Cost Accounting Standards and Cost Principles, which impose accounting requirements that govern our right to reimbursement under certain cost-based U.S. government contracts and require consistency of accounting practices over time.

Given the magnitude of our revenue derived from contracts with the Department of Defense, the Defense Contract Audit Agency, or DCAA, is our cognizant government audit agency. The DCAA audits the adequacy of our internal control systems and policies including, among other areas, compensation. As a result of its audits, the DCAA may determine that a portion of our employee compensation is unallowable. See “Item 1A. Risk Factors — Risk Related to Our Industry — Our contracts, performance and administrative processes and systems are subject to audits, reviews, investigations and cost adjustments by the U.S. government, which could reduce our revenue, disrupt our business or otherwise materially adversely affect our results of operations.”

The U.S. government may revise its procurement practices or adopt new contract rules and regulations at any time. In order to help ensure compliance with these laws and regulations, all of our employees are required to attend ethics training at least annually, as well as other compliance training relevant to their position. Internationally, we are subject to special U.S. government laws and regulations (such as the Foreign Corrupt Practices Act), local government regulations and procurement policies and practices, including regulations relating to import-export control, investments, exchange controls, and repatriation of earnings, as well as varying currency, political, and economic risks.

U.S. government contracts are, by their terms, subject to termination by the U.S. government either for its convenience or default by the contractor. In addition, U.S. government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract performance may take many years. As is common in the industry, our company is subject to business risks, including changes in governmental appropriations, national defense policies, service modernization plans, and availability of funds. Any of these factors could materially adversely affect our company’s business with the U.S. government in the future.

See “Item 1A. Risk Factors — Risks Related to Our Business — We are required to comply with numerous laws and regulations, some of which are highly complex, and our failure to comply could result in fines or civil or criminal penalties or suspension or debarment by the U.S. government that could result in our inability to continue to work on or receive U.S. government contracts, which could materially and adversely affect our results of operations.”

Available Information

We file annual, quarterly, and current reports and other information with the SEC. You may read and copy any documents that we file at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. You may call the SEC at 1-800-SEC-0330 to obtain further information about the public reference room. In addition, the SEC maintains an Internet website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC, including us. You may also access, free of charge, our reports filed with the SEC (for example, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K and any amendments to those forms) through the “Investors” portion of our Internet website (www.boozallen.com). Reports filed with or furnished to the SEC will be available as soon as reasonably practicable after they are filed with or furnished to the SEC. Our website is included in this Annual Report as an inactive textual reference only. The information found on our website is not part of this or any other report filed with or furnished to the SEC.

Item 1A.	Risk Factors

You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Annual Report, including our consolidated financial statements and related notes. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, or results of operations. This Annual Report also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

Risks Related to Our Business

We depend on contracts with U.S. government agencies for substantially all of our revenue. If our relationships with such agencies are harmed, our future revenue and operating profits would decline.

The U.S. government is our primary client, with revenue from contracts and task orders, either as a prime or a subcontractor, with U.S. government agencies accounting for 97% of our revenue for fiscal 2011. Our belief is that the successful future growth of our business will continue to depend primarily on our ability to be awarded work under U.S. government contracts, as we expect this will be the primary source of all of our revenue in the foreseeable future. For this reason, any issue that compromises our relationship with the U.S. government generally or any U.S. government agency that we serve would cause our revenue to decline. Among the key factors in maintaining our relationship with U.S. government agencies are our performance on contracts and task orders, the strength of our professional reputation, compliance with applicable laws and regulations, and the strength of our relationships with client personnel. In addition, the mishandling or the perception of mishandling of sensitive information, such as our failure to maintain the confidentiality of the existence of our business relationships with certain of our clients, could harm our relationship with U.S. government agencies. If a client is not satisfied with the quality or type of work performed by us, a subcontractor, or other third parties who provide services or products for a specific project, the client might seek to terminate the contract prior to its scheduled expiration date, provide a negative assessment of our performance to government-maintained contractor past-performance data repositories, fail to award us additional business under existing contracts or otherwise, and direct future business to our competitors. Furthermore, we may incur additional costs to address any such situation and the profitability of that work might be impaired. To the extent that our performance does not meet client expectations, or our reputation or relationships with any of our clients is impaired, our revenue and operating profits could materially decline.

U.S. government spending and mission priorities could change in a manner that adversely affects our future revenue and limits our growth prospects.

Our business depends upon continued U.S. government expenditures on defense, intelligence, and civil programs for which we provide support. These expenditures have not remained constant over time, have been reduced in certain periods and, recently, have been affected by the U.S. government’s efforts to improve efficiency and reduce costs affecting federal government programs generally. Our business, prospects, financial condition, or operating results could be materially harmed, among other causes, by the following:

•	budgetary constraints affecting U.S. government spending generally, or specific agencies in particular, and changes in available funding;

•	a shift in expenditures away from agencies or programs that we support;

•	reduced U.S. government outsourcing of functions that we are currently contracted to provide, including as a result of increased insourcing;

•	further efforts to improve efficiency and reduce costs affecting federal government programs;

•	changes in U.S. government programs that we support or related requirements;

•	U.S. government shutdowns due to a failure by elected officials to fund the government (such as that which was threatened in March of 2011 or which occurred during government fiscal year 1996) or weather-related closures in the Washington, DC area (such as that which occurred in February 2010) and other potential delays in the appropriations process;

•	U.S. government agencies awarding contracts on a technically acceptable/lowest cost basis in order to reduce expenditures;

•	delays in the payment of our invoices by government payment offices;

•	an inability by the U.S. government to fund its operations as a result of a failure to increase the federal government’s debt ceiling, a credit downgrade of U.S. government obligations or for any other reason; and

•	changes in the political climate and general economic conditions, including a slowdown of the economy or unstable economic conditions and responses to conditions, such as emergency spending, that reduce funds available for other government priorities.

The U.S. government budget deficits, the national debt, and the prevailing economic condition, and actions taken to address them, could negatively affect the U.S. government expenditures on defense, intelligence, and civil programs for which we provide support. The Department of Defense is one of our significant clients and cost cutting, including through consolidation and elimination of duplicative organizations and insourcing, has become a major initiative for the Department of Defense. In particular, the Secretary of Defense announced that he has directed the Department of Defense to reduce funding for service support contractors by 10% per year for the next three years. A reduction in the amount of services that we are contracted to provide to the Department of Defense as a result of any of these related initiatives or otherwise could have a material adverse effect on our business and results of operations.

These or other factors could cause our defense, intelligence, or civil clients to decrease the number of new contracts awarded generally and fail to award us new contracts, reduce their purchases under our existing contracts, exercise their right to terminate our contracts, or not exercise options to renew our contracts, any of which could cause a material decline in our revenue.

We are required to comply with numerous laws and regulations, some of which are highly complex, and our failure to comply could result in fines or civil or criminal penalties or suspension or debarment by the U.S. government that could result in our inability to continue to work on or receive U.S. government contracts, which could materially and adversely affect our results of operations.

As a U.S. government contractor, we must comply with laws and regulations relating to the formation, administration, and performance of U.S. government contracts, which affect how we do business with our clients. Such laws and regulations may potentially impose added costs on our business and our failure to comply with them may lead to civil or criminal penalties, termination of our U.S. government contracts, and/or suspension or debarment from contracting with federal agencies. Some significant laws and regulations that affect us include:

•	FAR, and agency regulations supplemental to the FAR, which regulate the formation, administration, and performance of U.S. government contracts. For example, FAR 52.203-13 requires contractors to establish a Code of Business Ethics and Conduct, implement a comprehensive internal control system, and report to the government when the contractor has credible evidence that a principal, employee, agent, or subcontractor, in connection with a government contract, has violated certain federal criminal laws, violated the civil False Claims Act, or has received a significant overpayment;

•	the False Claims Act and False Statements Act, which impose civil and criminal liability for presenting false or fraudulent claims for payments or reimbursement, and making false statements to the U.S. government, respectively;

•	the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with the negotiation of a contract, modification, or task order;

•	post government employment laws and regulations, which restrict the ability of a contractor to recruit, hire, and deploy former employees of the U.S. government;

•	laws, regulations, and executive orders restricting the use and dissemination of information classified for national security purposes and the export of certain products, services, and technical data, including requirements regarding any applicable licensing of our employees involved in such work; and

•	the FAR Cost Accounting Standards and Cost Principles, which impose accounting requirements that govern our right to reimbursement under certain cost-based U.S. government contracts and require consistency of accounting practices over time.

In addition, the U.S. government adopts new laws, rules, and regulations from time to time that could have a material impact on our results of operations.

Our performance under our U.S. government contracts and our compliance with the terms of those contracts and applicable laws and regulations are subject to periodic audit, review, and investigation by various agencies of the U.S. government and the current environment has led to increased regulatory scrutiny and sanctions for non-compliance by such agencies generally. In addition, from time to time we report potential or actual violations of applicable laws and regulations to the relevant governmental authority. Any such report of a potential or actual violation of applicable laws or regulations could lead to an audit, review, or investigation by the relevant agencies of the U.S. government. If such an audit, review, or investigation uncovers a violation of a law or regulation, or improper or illegal activities relating to our U.S. government contracts, we may be subject to civil or criminal penalties or administrative sanctions, including the termination of contracts, forfeiture of profits, the triggering of price reduction clauses, withholding of payments, suspension of payments, fines and suspension, or debarment from contracting with U.S. government agencies. Such penalties and sanctions are not uncommon in the industry and there is inherent uncertainty as to the outcome of any particular audit, review, or investigation. If we incur a material penalty or administrative sanction or otherwise suffer harm to our reputation, our profitability, cash position, and future prospects could be materially and adversely affected. Further, if the U.S. government were to initiate suspension or debarment proceedings against us or if we are indicted for or convicted of illegal activities relating to our U.S. government contracts following an audit, review, or investigation, we may lose our ability to be awarded contracts in the future or receive renewals of existing contracts for a period of time which could materially and adversely affect our results of operations or financial condition. We could also suffer harm to our reputation if allegations of impropriety were made against us, which would impair our ability to win awards of contracts in the future or receive renewals of existing contracts.

We derive a majority of our revenue from contracts awarded through a competitive bidding process, and our revenue and profitability may be adversely affected if we are unable to compete effectively in the process or if there are delays caused by our competitors protesting major contract awards received by us.

We derive a majority of our revenue from U.S. government contracts awarded through competitive bidding processes. We do not expect this to change for the foreseeable future. Our failure to compete effectively in this procurement environment would have a material adverse effect on our revenue and profitability.

The competitive bidding process involves risk and significant costs to businesses operating in this environment, including:

•	the necessity to expend resources, make financial commitments (such as procuring leased premises) and bid on engagements in advance of the completion of their design, which may result in unforeseen difficulties in execution, cost overruns and, in the case of an unsuccessful competition, the loss of committed costs;

•	the substantial cost and managerial time and effort spent to prepare bids and proposals for contracts that may not be awarded to us;

•	the ability to accurately estimate the resources and costs that will be required to service any contract we are awarded;

•	the expense and delay that may arise if our competitors protest or challenge contract awards made to us pursuant to competitive bidding, and the risk that any such protest or challenge could result in the resubmission of bids on modified specifications, or in termination, reduction, or modification of the awarded contract; and

•	any opportunity cost of bidding and winning other contracts we might otherwise pursue.

In circumstances where contracts are held by other companies and are scheduled to expire, we still may not be provided the opportunity to bid on those contracts if the U.S. government determines to extend the existing contract. If we are unable to win particular contracts that are awarded through the competitive bidding process, we may not be able to operate in the market for services that are provided under those contracts for the duration of those contracts to the extent that there is no additional demand for such services. An inability to consistently win new contract awards over any extended period would have a material adverse effect on our business and results of operations.

The current competitive environment has resulted in an increase in the number of bid protests from unsuccessful bidders. It can take many months for the relevant U.S. government agency to resolve protests by one or more of our competitors of contract awards we receive. The resulting delay in the start up and funding of the work under these contracts may cause our actual results to differ materially and adversely from those anticipated.

We may lose GSA schedules or our position as a prime contractor on one or more of our GWACs.

We believe that one of the key elements of our success is our position as the holder of 11 GSA schedules, and as a prime contractor under five GWACs as of March 31, 2011. Our ability to maintain our existing business and win new business depends on our ability to maintain our position as a GSA schedule contractor and a prime contractor on GWACs. The loss of any of our GSA schedules or our prime contractor position on any of our contracts could have a material adverse effect on our ability to win new business and our operating results. In addition, if the U.S. government elects to use a contract vehicle that we do not hold, we will not be able to compete for work under that contract vehicle as a prime contractor.

We may earn less revenue than projected, or no revenue, under certain of our contracts.

Many of our contracts with our clients are ID/IQ contracts, including GSA schedules and GWACs. ID/IQ contracts provide for the issuance by the client of orders for services or products under the contract, and often contain multi-year terms and unfunded ceiling amounts, which allow but do not commit the U.S. government to purchase products and services from contractors. Our ability to generate revenue under each of these types of contracts depends upon our ability to be awarded task orders for specific services by the client. ID/IQ contracts may be awarded to one contractor (single award) or several contractors (multiple award). Multiple contractors must compete under multiple award ID/IQ contracts for task orders to provide particular services, and contractors earn revenue only to the extent that they successfully compete for these task orders. In fiscal 2011, fiscal 2010, and pro forma 2009, our revenue under our GSA schedules and GWACs accounted for 20%, 23%, and 27%, respectively, of our total revenue. A failure to be awarded task orders under such contracts would have a material adverse effect on our results of operations and financial condition.

Our earnings and profitability may vary based on the mix of our contracts and may be adversely affected by our failure to accurately estimate or otherwise recover the expenses, time, and resources for our contracts.

We enter into three general types of U.S. government contracts for our services: cost-reimbursable, time-and-materials, and fixed-price. For fiscal 2011, we derived 51% of our revenue from cost-reimbursable contracts, 35% from time-and-materials contracts and 14% from fixed-price contracts.

Each of these types of contracts, to varying degrees, involves the risk that we could underestimate our cost of fulfilling the contract, which may reduce the profit we earn or lead to a financial loss on the contract and adversely affect our operating results.

Under cost-reimbursable contracts, we are reimbursed for allowable costs up to a ceiling and paid a fee, which may be fixed or performance-based. If our actual costs exceed the contract ceiling or are not allowable under the terms of the contract or applicable regulations, we may not be able to recover those costs. In particular, there is increasing focus by the U.S. government on the extent to which government contractors, including us, are able to receive reimbursement for employee compensation.

Under time-and-materials contracts, we are reimbursed for labor at negotiated hourly billing rates and for certain allowable expenses. We assume financial risk on time-and-materials contracts because our costs of performance may exceed these negotiated hourly rates.

Under fixed-price contracts, we perform specific tasks for a pre-determined price. Compared to time-and-materials and cost-reimbursable contracts, fixed-price contracts generally offer higher margin opportunities because we receive the benefits of any cost savings, but involve greater financial risk because we bear the impact of any cost overruns. The U.S. government has generally indicated that it intends to increase its use of fixed price contract procurements. In addition, the Department of Defense adopted purchasing guidelines that mark a shift towards fixed-priced procurement contracts under certain competitive conditions. Because we assume the risk for cost overruns and contingent losses on fixed-price contracts, an increase in the percentage of fixed-price contracts in our contract mix would increase our risk of suffering losses.

Additionally, our profits could be adversely affected if our costs under any of these contracts exceed the assumptions we used in bidding for the contract. We have recorded provisions in our consolidated financial statements for losses on our contracts, as required under U.S. Generally Accepted Accounting Principles, or GAAP, but our contract loss provisions may not be adequate to cover all actual losses that we may incur in the future.

Our professional reputation is critical to our business, and any harm to our reputation could decrease the amount of business the U.S. government does with us, which could have a material adverse effect on our future revenue and growth prospects.

We depend on our contracts with U.S. government agencies for substantially all of our revenue and if our reputation or relationships with these agencies were harmed, our future revenue and growth prospects would be materially and adversely affected. Our reputation and relationship with the U.S. government is a key factor in maintaining and growing revenue under contracts with the U.S. government. Negative press reports regarding poor contract performance, employee misconduct, information security breaches, or other aspects of our business, or regarding government contractors generally, could harm our reputation. If our reputation with these agencies is negatively affected, or if we are suspended or debarred from contracting with government agencies for any reason, such actions would decrease the amount of business that the U.S. government does with us, which would have a material adverse effect on our future revenue and growth prospects.

We use estimates in recognizing revenue and if we make changes to estimates used in recognizing revenue, our profitability may be adversely affected.

Revenue from our fixed-price contracts is primarily recognized using the percentage-of-completion method with progress toward completion of a particular contract based on actual costs incurred relative to total estimated costs to be incurred over the life of the contract. Revenue from our cost-plus-award-fee contracts are based on our estimation of award fees over the life of the contract. Estimating costs at completion and award fees on our long-term contracts is complex and involves significant judgment. Adjustments to original estimates are often required as work progresses, experience is gained, and additional information becomes known, even though the scope of the work required under the contract may not change. Any adjustment as a result of a change in estimate is recognized as events become known.

In the event updated estimates indicate that we will experience a loss on the contract, we recognize the estimated loss at the time it is determined. Additional information may subsequently indicate that the loss is more or less than initially recognized, which requires further adjustments in our consolidated financial statements. Changes in the underlying assumptions, circumstances, or estimates could result in adjustments that could have a material adverse effect on our future results of operations.

We may not realize the full value of our backlog, which may result in lower than expected revenue.

As of March 31, 2011, our total backlog was $10.9 billion, of which $2.4 billion was funded. We define backlog to include the following three components:

•	Funded Backlog. Funded backlog represents the revenue value of orders for services under existing contracts for which funding is appropriated or otherwise authorized, less revenue previously recognized on these contracts.

•	Unfunded Backlog. Unfunded backlog represents the revenue value of orders for services under existing contracts for which funding has not been appropriated or otherwise authorized.

•	Priced Options. Priced contract options represent 100% of the revenue value of all future contract option periods under existing contracts that may be exercised at our clients’ option and for which funding has not been appropriated or otherwise authorized.

Backlog does not include any task orders under ID/IQ contracts, including GWACs and GSA schedules, except to the extent that task orders have been awarded to us under those contracts.

We historically have not realized all of the revenue included in our total backlog, and we may not realize all of the revenue included in our total backlog in the future. There is a somewhat higher degree of risk in this regard with respect to unfunded backlog and priced options. In addition, there can be no assurance that our backlog will result in actual revenue in any particular period. This is because the actual receipt, timing, and amount of revenue under contracts included in backlog are subject to various contingencies, including congressional appropriations, many of which are beyond our control. In particular, delays in the completion of the U.S. government’s budgeting process and the use of continuing resolutions could adversely affect our ability to timely recognize revenue under our contracts included in backlog. Furthermore, the actual receipt of revenue from contracts included in backlog may never occur or may be delayed because: a program schedule could change or the program could be canceled; a contract’s funding or scope could be reduced, modified, or terminated early, including as a result of a lack of appropriated funds or as a result of cost cutting initiatives and other efforts to reduce U.S. government spending such as September 2010 initiatives announced by the Secretary of Defense; in the case of funded backlog, the period of performance for the contract has expired; in the case of unfunded backlog, funding may not be available; or, in the case of priced options, our clients may not exercise their options. In addition, consulting staff headcount growth is the primary means by which we are able to recognize revenue growth. Any inability to hire additional appropriately qualified personnel or failure to timely and effectively deploy such additional personnel against funded backlog could negatively affect our ability to grow our revenue. Furthermore, even if our backlog results in revenue, the contracts may not be profitable.

We may fail to attract, train and retain skilled and qualified employees with appropriate security clearances, which may impair our ability to generate revenue, effectively serve our clients, and execute our growth strategy.

Our business depends in large part upon our ability to attract and retain sufficient numbers of highly qualified individuals who may have advanced degrees in areas such as information technology as well as appropriate security clearances. We compete for such qualified personnel with other U.S. government contractors, the U.S. government, and private industry, and such competition is intense. Personnel with the requisites skills, qualifications, or security clearance may be in short supply or generally unavailable. In addition, our ability to recruit, hire, and internally deploy former employees of the U.S. government is subject to complex laws and regulations, which may serve as an impediment to our ability to attract such former employees, and failure to comply with these laws and regulations may expose us and our employees to civil or criminal penalties. If we are unable to recruit and retain a sufficient number of qualified employees, our ability to maintain and grow our business and to effectively serve our clients could be limited and our future revenue and results of operations could be materially and adversely affected. Furthermore, to the extent that we are unable to make necessary permanent hires to appropriately serve our clients, we could be required to engage larger numbers of contracted personnel, which could reduce our profit margins.

If we are able to attract sufficient numbers of qualified new hires, training and retention costs may place significant demands on our resources. In addition, to the extent that we experience attrition in our employee ranks, we may realize only a limited or no return on such invested resources, and we would have to expend additional resources to hire and train replacement employees. The loss of services of key personnel could also impair our ability to perform required services under some of our contracts and to retain such contracts, as well as our ability to win new business.

We may fail to obtain and maintain necessary security clearances which may adversely affect our ability to perform on certain contracts.

Many U.S. government programs require contractors to have security clearances. Depending on the level of required clearance, security clearances can be difficult and time-consuming to obtain. If we or our employees are unable to obtain or retain necessary security clearances, we may not be able to win new business, and our existing clients could terminate their contracts with us or decide not to renew them. To the extent we are not able to obtain and maintain facility security clearances or engage employees with the required security clearances for a particular contract, we may not be able to bid on or win new contracts, or effectively rebid on expiring contracts, as well as lose existing contracts, which may adversely affect our operating results and inhibit the execution of our growth strategy.

Our profitability could suffer if we are not able to timely and effectively utilize our professionals.

The cost of providing our services, including the utilization rate of our professionals, affects our profitability. Our utilization rate is affected by a number of factors, including:

•	our ability to transition employees from completed projects to new assignments and to hire, assimilate, and deploy new employees;

•	our ability to forecast demand for our services and to maintain and deploy headcount that is aligned with demand, including employees with the right mix of skills and experience to support our projects;

•	our ability to manage attrition; and

•	our need to devote time and resources to training, business development, and other non-chargeable activities.

If our utilization rate is too low, our profit margin and profitability could suffer. Additionally, if our utilization rate is too high, it could have a material adverse effect on employee engagement and attrition, which would in turn have a material adverse impact on our business.

We may lose one or more members of our senior management team or fail to develop new leaders which could cause the disruption of the management of our business.

We believe that the future success of our business and our ability to operate profitably depends on the continued contributions of the members of our senior management and the continued development of new members of senior management. We rely on our senior management to generate business and execute programs successfully. In addition, the relationships and reputation that many members of our senior management team have established and maintain with our clients are important to our business and our ability to identify new business opportunities. We do not have any employment agreements providing for a specific term of employment with any member of our senior management. The loss of any member of our senior management or our failure to continue to develop new members could impair our ability to identify and secure new contracts, to maintain good client relations, and to otherwise manage our business.

Our employees or subcontractors may engage in misconduct or other improper activities which could harm our ability to conduct business with the U.S. government.

We are exposed to the risk that employee or subcontractor fraud or other misconduct could occur. Misconduct by employees or subcontractors could include intentional or unintentional failures to comply with U.S. government procurement regulations, engaging in unauthorized activities, or falsifying time records. Employee or subcontractor misconduct could also involve the improper use of our clients’ sensitive or classified information or the failure to comply with legislation or regulations regarding the protection of sensitive or classified information. It is not always possible to deter employee or subcontractor misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses, which could materially harm our business. As a result of such misconduct, our employees could lose their security clearance and we could face fines and civil or criminal penalties, loss of facility clearance accreditation, and suspension or debarment from contracting with the U.S. government, as well as reputational harm, which would materially and adversely affect our results of operations and financial condition.

We face intense competition from many competitors, which could cause us to lose business, lower prices and suffer employee departures.

Our business operates in a highly competitive industry, and we generally compete with a wide variety of U.S. government contractors, including large defense contractors, diversified service providers, and small businesses. We also face competition from entrants into our markets including companies divested by large prime contractors in response to increasing scrutiny of organizational conflicts of interest issues. Some of these companies possess greater financial resources and larger technical staffs, and others have smaller and more specialized staffs. These competitors could, among other things:

•	divert sales from us by winning very large-scale government contracts, a risk that is enhanced by the recent trend in government procurement practices to bundle services into larger contracts;

•	force us to charge lower prices in order to win or maintain contracts;

•	seek to hire our employees; or

•	adversely affect our relationships with current clients, including our ability to continue to win competitively awarded engagements where we are the incumbent.

If we lose business to our competitors or are forced to lower our prices or suffer employee departures, our revenue and our operating profits could decline. In addition, we may face competition from our subcontractors who, from time to time, seek to obtain prime contractor status on contracts for which they currently serve as a subcontractor to us. If one or more of our current subcontractors are awarded prime contractor status on such contracts in the future, it could divert sales from us and could force us to charge lower prices, which could have a material adverse effect on our revenue and profitability.

Our failure to maintain strong relationships with other contractors, or the failure of contractors with which we have entered into a sub- or prime contractor relationship to meet their obligations to us or our clients, could have a material adverse effect on our business and results of operations.

Maintaining strong relationships with other U.S. government contractors, who may also be our competitors, is important to our business and our failure to do so could have a material adverse effect on our business, prospects, financial condition, and operating results. To the extent that we fail to maintain good relations with our subcontractors or other prime contractors due to either perceived or actual performance failures or other conduct, they may refuse to hire us as a subcontractor in the future or to work with us as our subcontractor. In addition, other contractors may choose not to use us as a subcontractor or choose not to perform work for us as a subcontractor for any number of additional reasons, including because they choose to establish relationships with our competitors or because they choose to directly offer services that compete with our business.

As a prime contractor, we often rely on other companies to perform some of the work under a contract, and we expect to continue to depend on relationships with other contractors for portions of our delivery of services and revenue in the foreseeable future. If our subcontractors fail to perform their contractual obligations, our operating results and future growth prospects could be impaired. There is a risk that we may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor, client concerns about the subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract, or our hiring of a subcontractor’s personnel. In addition, if any of our subcontractors fail to deliver the agreed-upon supplies or perform the agreed-upon services on a timely basis, our ability to fulfill our obligations as a prime contractor may be jeopardized. Material losses could arise in future periods and subcontractor performance deficiencies could result in a client terminating a contract for default. A termination for default could expose us to liability and have an adverse effect on our ability to compete for future contracts and orders.

We estimate that revenue derived from contracts under which we acted as a subcontractor to other companies represented 11% of our revenue for fiscal 2011. As a subcontractor, we often lack control over fulfillment of a contract, and poor performance on the contract could tarnish our reputation, even when we perform as required, and could cause other contractors to choose not to hire us as a subcontractor in the future. In addition, if the U.S. government terminates or reduces other prime contractors’ programs or does not award them new contracts, subcontracting opportunities available to us could decrease, which would have a material adverse effect on our financial condition and results of operations.

Adverse judgments or settlements in legal disputes could result in materially adverse monetary damages or injunctive relief and damage our reputation.

We are subject to, and may become a party to, a variety of litigation or other claims and suits that arise from time to time in the ordinary course of our business. For example, over time, we have had disputes with current and former employees involving alleged violations of civil rights, wage and hour, and worker’s compensation laws. Further, as more fully described under “Item 3. Legal Proceedings,” six former officers and stockholders of the Predecessor who had departed the firm prior to the acquisition have filed suits against our company and certain of our current and former directors and officers. Each of the suits arises out of the acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of acquisition. The results of litigation and other legal proceedings are inherently uncertain and adverse judgments or settlements in some or all of these legal disputes may result in materially adverse monetary damages or injunctive relief against us. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or obtain adequate insurance in the future. The litigation and other claims described in this Annual Report under the “Item 3. Legal Proceedings” are subject to future developments and management’s view of these matters may change in the future.

Systems that we develop, integrate, or maintain could experience security breaches which may damage our reputation with our clients and hinder future contract win rates.

Many of the systems we develop, integrate, or maintain involve managing and protecting information involved in intelligence, national security, and other sensitive or classified government functions. A security breach in one of these systems could cause serious harm to our business, damage our reputation, and prevent us from being eligible for further work on sensitive or classified systems for U.S. government clients. Damage to our reputation or limitations on our eligibility for additional work or any liability resulting from a security breach in one of the systems we develop, install, or maintain could have a material adverse effect on our results of operations.

Internal system or service failures could disrupt our business and impair our ability to effectively provide our services to our clients, which could damage our reputation and have a material adverse effect on our business and results of operations.

We create, implement, and maintain information technology and engineering systems, and provide services that are often critical to our clients’ operations, some of which involve classified or other sensitive information and may be conducted in war zones or other hazardous environments. We are subject to systems failures, including network, software, or hardware failures, whether caused by us, third-party service providers, intruders or hackers, computer viruses, natural disasters, power shortages, or terrorist attacks. Any such failures could cause loss of data and interruptions or delays in our or our clients’ businesses and could damage our reputation. In addition, the failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations, which could have a material adverse effect on our business and results of operations.

If our systems, services, or other applications have significant defects or errors, are subject to delivery delays or fail to meet our clients’ expectations, we may:

•	lose revenue due to adverse client reaction;

•	be required to provide additional services to a client at no charge;

•	receive negative publicity, which could damage our reputation and adversely affect our ability to attract or retain clients; or

•	suffer claims for substantial damages.

In addition to any costs resulting from contract performance or required corrective action, these failures may result in increased costs or loss of revenue if they result in clients postponing subsequently scheduled work or canceling or failing to renew contracts.

Our errors and omissions insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, or the insurer may disclaim coverage as to some types of future claims. The successful assertion of any large claim against us could seriously harm our business. Even if not successful, these claims could result in significant legal and other costs, may be a distraction to our management, and may harm our client relationships. In certain new business areas, we may not be able to obtain sufficient insurance and may decide not to accept or solicit business in these areas.

The growth of our business entails risks associated with new relationships, clients, capabilities, service offerings, and maintaining our collaborative culture.

We are focused on growing our presence in our addressable markets by: expanding our relationships with existing clients, developing new clients by leveraging our core competencies, creating new capabilities to address our clients’ emerging needs, and undertaking business development efforts focused on identifying near-term developments and long-term trends that may pose significant challenges for our clients. These efforts entail inherent risks associated with innovation and competition from other participants in those areas, potential failure to help our clients respond to the challenges they face and, with respect to potential international growth, risks associated with operating in foreign jurisdictions, such as compliance with foreign laws and regulations and applicable U.S. regulation and economic, legal, and political conditions in the foreign jurisdictions in which we operate. As we attempt to develop new relationships, clients, capabilities, and service offerings, these efforts could harm our results of operations due to, among other things, a diversion of our focus and resources and actual costs and opportunity costs of pursuing these opportunities in lieu of others and these efforts could ultimately be unsuccessful. In addition, our ability to grow our business by leveraging our operating model to efficiently and effectively deploy our people across our client base is largely dependent on our ability to maintain our collaborative culture. To the extent that we are unable to maintain our culture for any reason, we may be unable to grow our business. Any such failure could have a material adverse effect on our business and results of operations.

We and our subsidiaries may incur debt in the future, which could substantially reduce our profitability, limit our ability to pursue certain business opportunities, and reduce the value of your investment.

In connection with the acquisition and the recapitalization transaction, which refers to the December 2009 payment of a special dividend and repayment of a portion of the deferred payment obligation and the related amendments to our credit agreements, and as a result of our business activities, we have incurred a substantial amount of debt. As of March 31, 2011, we had approximately $994.3 million of debt outstanding. The instruments governing our indebtedness may not prevent us or our subsidiaries from incurring additional debt in the future or other obligations that do not constitute indebtedness, which could increase the risks described below and lead to other risks. In addition, we may, increase the borrowing capacity under our senior secured credit agreement without the consent of any person other than the institutions agreeing to provide all or any portion of such increase, to an amount not to exceed $150.0 million and, subject to certain closing conditions including pro forma compliance with financial covenants, an additional $150.0 million. The amount of our debt or such other obligations could have important consequences, including, but not limited to:

•	our ability to satisfy obligations to lenders may be impaired, resulting in possible defaults on and acceleration of our indebtedness;

•	our ability to obtain additional financing for refinancing of existing indebtedness, working capital, capital expenditures, product and service development, acquisitions, general corporate purposes, and other purposes may be impaired;

•	a substantial portion of our cash flow from operations could be dedicated to the payment of the principal and interest on our debt;

•	we may be increasingly vulnerable to economic downturns and increases in interest rates;

•	our flexibility in planning for and reacting to changes in our business and the industry may be limited; and

•	we may be placed at a competitive disadvantage relative to other firms in our industry.

Our senior secured credit agreement contains financial and operating covenants that limit our operations and could lead to adverse consequences if we fail to comply with them.

Our senior secured credit agreement contains financial and operating covenants relating to, among other things, interest coverage and leverage ratios, as well as limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, dividends, repurchase of shares of capital stock and options to purchase shares of capital stock, transactions with affiliates, sale and leaseback transactions, and restricted payments. The revolving credit facility matures on July 31, 2014. The Tranche A and Tranche B term facilities mature on February 3, 2016 and August 3, 2017, respectively. Failure to meet these financial and operating covenants could result from, among other things, changes in our results of operations, the incurrence of debt, or changes in general economic conditions, which may be beyond our control. These covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders, which could harm our business and operations.

Many of our contracts with the U.S. government are classified or subject to other security restrictions, which may limit investor insight into portions of our business.

For fiscal 2011, we derived a substantial portion of our revenue from contracts with the U.S. government that are classified or subject to security restrictions which preclude the dissemination of certain information. In addition, a significant number of our employees have security clearances which preclude them from providing information regarding certain of our clients and services provided to such clients to other of our employees without security clearances and investors. Because we are limited in our ability to provide information about these contracts and services, the various risks associated with these contracts or services or any dispute or claims relating to such contracts or services, you may not have important information concerning our business, which will limit your insight into a substantial portion of our business and therefore may be less able to fully evaluate the risks related to that portion of our business.

If we cannot collect our receivables or if payment is delayed, our business may be adversely affected by our inability to generate cash flow, provide working capital, or continue our business operations.

We depend on the timely collection of our receivables to generate cash flow, provide working capital, and continue our business operations. If the U.S. government or any prime contractor for whom we are a subcontractor fails to pay or delays the payment of invoices for any reason, our business and financial condition may be materially and adversely affected. The U.S. government may delay or fail to pay invoices for a number of reasons, including lack of appropriated funds, lack of an approved budget, or as a result of audit findings by government regulatory agencies. Some prime contractors for whom we are a subcontractor have significantly fewer financial resources than we do, which may increase the risk that we may not be paid in full or that payment may be delayed.

Recent efforts by the U.S. government to revise its organizational conflict of interest rules could limit our ability to successfully compete for new contracts or task orders, which would adversely affect our results of operations.

Recent efforts by the U.S. government to reform its procurement practices have focused, among other areas, on the separation of certain types of work to facilitate objectivity and avoid or mitigate organizational conflicts of interest and the strengthening of regulations governing organizational conflicts of interest. Organizational conflicts of interest may arise from circumstances in which a contractor has:

•	impaired objectivity during performance;

•	unfair access to non-public information; or

•	the ability to set the “ground rules” for another procurement for which the contractor competes.

A focus on organizational conflicts of interest issues has resulted in legislation and a proposed regulation aimed at increasing organizational conflicts of interest requirements, including, among other things, separating sellers of products and providers of advisory services in major defense acquisition programs. In addition, we expect the U.S. government to adopt a FAR rule to address organizational conflicts of interest issues that will apply to all government contractors, including us, in Department of Defense and other procurements. A future FAR rule may also increase the restrictions in current organizational conflicts of interest regulations and rules. To the extent that proposed and future organizational conflicts of interest laws, regulations, and rules, limit our ability to successfully compete for new contracts or task orders with the U.S. government, either because of organizational conflicts of interest issues arising from our business, or because companies with which we are affiliated, including through Carlyle, or with which we otherwise conduct business, create organizational conflicts of interest issues for us, our results of operations could be materially and adversely affected.

Acquisitions could result in operating difficulties or other adverse consequences to our business.

As part of our future operating strategy, we may choose to selectively pursue acquisitions. This could pose many risks, including:

•	we may not be able to identify suitable acquisition candidates at prices we consider attractive;

•	we may not be able to compete successfully for identified acquisition candidates, complete acquisitions, or accurately estimate the financial effect of acquisitions on our business;

•	future acquisitions may require us to issue common stock or spend significant cash, resulting in dilution of ownership or additional debt leverage;

•	we may have difficulty retaining an acquired company’s key employees or clients;

•	we may have difficulty integrating acquired businesses, resulting in unforeseen difficulties, such as incompatible accounting, information management, or other control systems, and greater expenses than expected;

•	acquisitions may disrupt our business or distract our management from other responsibilities;

•	as a result of an acquisition, we may incur additional debt and we may need to record write-downs from future impairments of intangible assets, each of which could reduce our future reported earnings; and

•	we may have difficulty integrating personnel from the acquired company with our people and our core values.

In connection with any acquisition that we make, there may be liabilities that we fail to discover or that we inadequately assess, and we may fail to discover any failure of a target company to have fulfilled its contractual obligations to the U.S. government or other clients. Acquired entities may not operate profitably or result in improved operating performance. Additionally, we may not realize anticipated synergies, business growth opportunities, cost savings, and other benefits we anticipate, which could have a material adverse effect on our business and results of operations.

Risks Related to Our Industry

Our U.S. government contracts may be terminated by the government at any time and may contain other provisions permitting the government to discontinue contract performance, and if lost contracts are not replaced, our operating results may differ materially and adversely from those anticipated.

U.S. government contracts contain provisions and are subject to laws and regulations that provide government clients with rights and remedies not typically found in commercial contracts. These rights and remedies allow government clients, among other things, to:

•	terminate existing contracts, with short notice, for convenience as well as for default;

•	reduce orders under or otherwise modify contracts;

•	for contracts subject to the Truth in Negotiations Act, reduce the contract price or cost where it was increased because a contractor or subcontractor furnished cost or pricing data during negotiations that was not complete, accurate, and current;

•	for some contracts, (i) demand a refund, make a forward price adjustment, or terminate a contract for default if a contractor provided inaccurate or incomplete data during the contract negotiation process and (ii) reduce the contract price under certain triggering circumstances, including the revision of price lists or other documents upon which the contract award was predicated;

•	terminate our facility security clearances and thereby prevent us from receiving classified contracts;

•	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;

•	decline to exercise an option to renew a multi-year contract or issue task orders in connection with ID/IQ contracts;

•	claim rights in solutions, systems, and technology produced by us, appropriate such work-product for their continued use without continuing to contract for our services and disclose such work-product to third parties, including other U.S. government agencies and our competitors, which could harm our competitive position;

•	prohibit future procurement awards with a particular agency due to a finding of organizational conflicts of interest based upon prior related work performed for the agency that would give a contractor an unfair advantage over competing contractors, or the existence of conflicting roles that might bias a contractor’s judgment;

•	subject the award of contracts to protest by competitors, which may require the contracting federal agency or department to suspend our performance pending the outcome of the protest and may also result in a requirement to resubmit offers for the contract or in the termination, reduction, or modification of the awarded contract;

•	suspend or debar us from doing business with the U.S. government; and

•	control or prohibit the export of our services.

If a U.S. government client were to unexpectedly terminate, cancel, or decline to exercise an option to renew with respect to one or more of our significant contracts, or suspend or debar us from doing business with the U.S. government, our revenue and operating results would be materially harmed.

The U.S. government may revise its procurement, contract or other practices in a manner adverse to us.

The U.S. government may:

•	revise its procurement practices or adopt new contract laws, rules, and regulations, such as cost accounting standards, organizational conflicts of interest, and other rules governing inherently governmental functions at any time;

•	reduce, delay, or cancel procurement programs resulting from U.S. government efforts to improve procurement practices and efficiency;

•	limit the creation of new government-wide or agency-specific multiple award contracts;

•	face restrictions or pressure from government employees and their unions regarding the amount of services the U.S. government may obtain from private contractors;

•	award contracts on a technically acceptable/lowest cost basis in order to reduce expenditures, and we may not be the lowest cost provider of services;

•	adopt new socio-economic requirements, including setting aside funds to small, disadvantaged businesses;

•	change the basis upon which it reimburses our compensation and other expenses or otherwise limit such reimbursements; and

•	at its option, terminate or decline to renew our contracts.

In addition, any new contracting methods could be costly or administratively difficult for us to implement and could adversely affect our future revenue and profit margin. In addition, changes to the procurement system could cause delays in the procurement decision-making process. Any such changes to the U.S. government’s procurement practices or the adoption of new contracting rules or practices could impair our ability to obtain new or re-compete contracts and any such changes or increased associated costs could materially and adversely affect our results of operations.

As part of its cost-cutting initiative, the Department of Defense has issued guidance regarding changes to the procurement process that is intended to control cost growth throughout the acquisition cycle by developing a competitive strategy for each program. Because this initiative may significantly change the way the U.S. government solicits, negotiates, and manages its contracts, it could result in an increase in competitive pressure and decreased profitability on contracts and have a material adverse effect on our results of operations.

The U.S. government may prefer minority-owned, small and small disadvantaged businesses; therefore, we may not win contracts we bid for.

As a result of the Small Business Administration set-aside program, the U.S. government may decide to restrict certain procurements only to bidders that qualify as minority-owned, small, or small disadvantaged businesses. As a result, we would not be eligible to perform as a prime contractor on those programs and would be restricted to a maximum of 49% of the work as a subcontractor on those programs. An increase in the amount of procurements under the Small Business Administration set-aside program may impact our ability to bid on new procurements as a prime contractor or restrict our ability to recompete on incumbent work that is placed in the set-aside program.

Our contracts, performance, and administrative processes and systems are subject to audits, reviews, investigations, and cost adjustments by the U.S. government, which could reduce our revenue, disrupt our business or otherwise materially adversely affect our results of operation.

U.S. government agencies routinely audit, review, and investigate government contracts and government contractors’ administrative processes and systems. These agencies review our performance on contracts, pricing practices, cost structure, and compliance with applicable laws, regulations and standards, including applicable government cost accounting standards. These agencies also review our compliance with government regulations and policies, and the DCAA audits, among other areas, the adequacy of our internal control systems and policies, including our purchasing, property, estimating, earned value and accounting systems. These internal control systems could focus on significant elements of costs, such as executive compensation. Determination of a significant internal control deficiency by a government agency could result in increased payment withholding that might materially increase our accounts receivable days sales outstanding and adversely affect our cash flow. In particular, over time the DCAA has increased and may continue to increase the proportion of executive compensation that it deems unallowable and the size of the executive population whose compensation is disallowed, which will continue to materially and adversely affect our results of operations or financial condition including the requirement to carry an increased level of reserves. Any costs found to be unallowable under a contract will not be reimbursed, and any such costs already reimbursed must be refunded. Moreover, if any of the administrative processes and systems are found not to comply with government imposed requirements, we may be subjected to increased government scrutiny and approval that could delay or otherwise adversely affect our ability to compete for or perform contracts. Unfavorable U.S. government audit, review, or investigation results could subject us to civil or criminal penalties or administrative sanctions, and could harm our reputation and relationships with our clients and impair our ability to be awarded new contracts. For example, if our invoicing system were found to be inadequate following an audit by the DCAA, our ability to directly invoice U.S. government payment offices could be eliminated. As a result, we would be required to submit each invoice to the DCAA for approval prior to payment, which could materially increase our accounts receivable days sales outstanding and adversely affect our cash flow. In addition, proposed regulatory changes, if adopted, would require the Department of Defense’s contracting officers to impose contractual withholdings at no less than certain minimum levels based on assessments of a contractor’s business systems. An unfavorable outcome to an audit, review, or investigation by any U.S. government agency could materially and adversely affect our relationship with the U.S. government. If a government investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, withholding of payments, suspension of payments, fines, and suspension or debarment from doing business with the U.S. government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Provisions that we have recorded in our financial statements as a compliance reserve may not cover actual losses. Furthermore, the disallowance of any costs previously charged could directly and negatively affect our current results of operations for the relevant prior fiscal periods, and we could be required to repay any such disallowed amounts. Each of these results could materially and adversely affect our results of operations or financial condition.

A delay in the completion of the U.S. government’s budget process could result in a reduction in our backlog and have a material adverse effect on our revenue and operating results.

On an annual basis, the U.S. Congress must approve budgets that govern spending by each of the federal agencies we support. When the U.S. Congress is unable to agree on budget priorities, and thus is unable to pass the annual budget on a timely basis, the U.S. Congress typically enacts a continuing resolution. A continuing resolution allows government agencies to operate at spending levels approved in the previous budget cycle. Most recently, in the absence of an annual budget for the government’s fiscal year 2011, from September 30, 2010 through March 18, 2011, President Obama signed six continuing resolutions passed by the U.S. Congress into law, and, after a threatened government shutdown, a spending bill providing funding for the government through the end of the government’s fiscal year 2011 was enacted on April 15, 2011. Under a continuing resolution, funding may not be available for new projects. In addition, when government agencies operate on the basis of a continuing resolution, they may delay funding we expect to receive on contracts we are already performing. Any such delays would likely result in new business initiatives being delayed or cancelled and a reduction in our backlog, and could have a material adverse effect on our revenue and operating results. In addition, a failure to complete the budget process and fund government operations pursuant to a continuing resolution may result in a federal government shutdown. A shutdown may result in us incurring substantial costs without reimbursement under our contracts and the delay or cancellation of key programs, which could have a material adverse effect on our revenue and operating results.

Risks Related to Our Common Stock

Booz Allen Holding is a holding company with no operations of its own, and it depends on its subsidiaries for cash to fund all of its operations and expenses, including to make future dividend payments, if any.

The operations of Booz Allen Holding are conducted almost entirely through its subsidiaries and its ability to generate cash to meet its debt service obligations or to pay dividends is highly dependent on the earnings and the receipt of funds from its subsidiaries via dividends or intercompany loans. We do not currently expect to declare or pay dividends on our Class A Common Stock for the foreseeable future; however, to the extent that we determine in the future to pay dividends on our Class A Common Stock, none of our subsidiaries will be obligated to make funds available to us for the payment of dividends. Further, our senior secured credit agreement significantly restricts the ability of our subsidiaries to pay dividends or otherwise transfer assets to us. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock.

Our principal stockholder could exert significant influence over our company.

As of March 31, 2011, Carlyle, through Coinvest, owned shares of our common stock representing 70% of our outstanding voting power (excluding shares of common stock with respect to which Carlyle has received a voting proxy pursuant to irrevocable proxy and tag-along agreements). Under the terms of the irrevocable proxy and tag-along agreements Carlyle is able to exercise voting power over shares of our common stock owned by a number of other stockholders, including our executive officers, with respect to the election and removal of directors and change of control transactions. As a result, Carlyle will have a controlling influence over all matters presented to our stockholders for approval, including election and removal of our directors and change of control transactions.

In addition, Coinvest is a party to the amended and restated stockholders agreement pursuant to which Carlyle has the right to nominate a majority of the members of our board of directors, or our Board, and to exercise control over matters requiring stockholder approval and our policy and affairs. In addition, we are a “controlled company” within the meaning of the New York Stock Exchange rules and, as a result, currently intend to rely on exemptions from certain corporate governance requirements. The concentrated holdings of funds affiliated with Carlyle, certain provisions of the amended and restated stockholders agreement and the presence of Carlyle’s nominees on our Board may result in a delay or the deterrence of possible changes in control of our company, which may reduce the market price of our common stock. The interests of Carlyle may not always coincide with the interests of the other holders of our common stock.

Carlyle is in the business of making investments in companies, and may from time to time in the future acquire controlling interests in businesses engaged in management and technology consulting that complement or directly or indirectly compete with certain portions of our business. If Carlyle pursues such acquisitions in our industry, those acquisition opportunities may not be available to us. In addition, to the extent that Carlyle acquires a controlling interest in one or more companies that provide services or products to the U.S. government, our affiliation with any such company through Carlyle could create organizational conflicts of interest and similar issues for us under federal procurement laws and regulations. See “— Risks Related to Our Business — Recent efforts by the U.S. government to revise its organizational conflicts of interest rules could limit our ability to successfully compete for new contracts or task orders, which would adversely affect our results of operations.”

Our financial results may vary significantly from period to period as a result of a number of factors many of which are outside our control, which could cause the market price of our Class A Common Stock to fluctuate.

Our financial results may vary significantly from period to period in the future as a result of many external factors that are outside of our control. Factors that may affect our financial results and that could cause the market price of our outstanding securities, including our Class A Common Stock, to fluctuate include those listed in this “Risk Factors” section and others such as:

•	any cause of reduction or delay in U.S. government funding;

•	fluctuations in revenue earned on existing contracts;

•	commencement, completion, or termination of contracts during a particular period;

•	a potential decline in our overall profit margins if our other direct costs and subcontract revenue grow at a faster rate than labor-related revenue;

•	strategic decisions by us or our competitors, such as changes to business strategy, strategic investments, acquisitions, divestitures, spin offs, and joint ventures;

•	a change in our contract mix to less profitable contracts;

•	changes in policy or budgetary measures that adversely affect U.S. government contracts in general;

•	variable purchasing patterns under U.S. government GSA schedules, blanket purchase agreements, which are agreements that fulfill repetitive needs under GSA schedules, and ID/IQ contracts;

•	changes in demand for our services and solutions;

•	fluctuations in our staff utilization rates;

•	seasonality associated with the U.S. government’s fiscal year;

•	an inability to utilize existing or future tax benefits, including those related to our NOLs or stock-based compensation expense, for any reason, including a change in law;

•	alterations to contract requirements; and

•	adverse judgments or settlements in legal disputes.

A majority of our outstanding indebtedness is secured by substantially all of our consolidated assets. As a result of these security interests, such assets would only be available to satisfy claims of our general creditors or to holders of our equity securities if we were to become insolvent to the extent the value of such assets exceeded the amount of our indebtedness and other obligations. In addition, the existence of these security interests may adversely affect our financial flexibility.

Indebtedness under our senior secured credit agreement is secured by a lien on substantially all of our assets. Accordingly, if an event of default were to occur under our senior secured credit agreement, the senior secured lenders under such facilities would have a prior right to our assets, to the exclusion of our general creditors in the event of our bankruptcy, insolvency, liquidation, or reorganization. In that event, our assets would first be used to repay in full all indebtedness and other obligations secured by them (including all amounts outstanding under our senior secured credit agreement), resulting in all or a portion of our assets being unavailable to satisfy the claims of our unsecured indebtedness. Only after satisfying the claims of our unsecured creditors and our subsidiaries’ unsecured creditors would any amount be available for our equity holders. The pledge of these assets and other restrictions may limit our flexibility in raising capital for other purposes. Because substantially all of our assets are pledged under these financing arrangements, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on our financial flexibility. As of March 31, 2011, we had $994.3 million of indebtedness outstanding under our senior secured credit agreement and had $273.1 million of capacity available for additional borrowings under the revolving portion of our senior secured credit agreement. In addition, we may, increase the borrowing capacity under our senior secured credit agreement without the consent of any person other than the institutions agreeing to provide all or any portion of such increase, to an amount not to exceed $150.0 million and, subject to certain closing conditions including pro forma compliance with financial covenants, an additional $150.0 million.

Fulfilling our obligations incident to being a public company, including with respect to the requirements of and related rules under the Sarbanes Oxley Act of 2002, is expensive and time consuming and any delays or difficulty in satisfying these obligations could have a material adverse effect on our future results of operations and our stock price.

As a public company, the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, as well as the New York Stock Exchange rules, require us to implement various corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules. Compliance with these public company obligations requires us to devote significant management time and place significant additional demands on our finance and accounting staff and on our financial, accounting, and information systems. We have hired additional accounting and financial staff with appropriate public company reporting experience and technical accounting knowledge. Other expenses associated with being a public company include increased auditing, accounting, and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees, listing fees, as well as other expenses.

In particular, the Sarbanes-Oxley Act of 2002 requires us to document and test the effectiveness of our internal control over financial reporting in accordance with an established internal control framework, and to report on our conclusions as to the effectiveness of our internal controls. It will also require an independent registered public accounting firm to test our internal control over financial reporting and report on the effectiveness of such controls for fiscal 2012 and subsequent years. In addition, we are required under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to maintain disclosure controls and procedures and internal control over financial reporting. Any failure to maintain effective controls or implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, or if our independent registered public accounting firm is unable to provide us with an unqualified report regarding the effectiveness of our internal control over financial reporting as of March 31, 2012 and in future periods, investors could lose confidence in the reliability of our financial statements. This could result in a decrease in the value of our common stock. Failure to comply with the Sarbanes-Oxley Act of 2002 could potentially subject us to sanctions or investigations by the SEC, the New York Stock Exchange, or other regulatory authorities.

Provisions in our organizational documents and in the Delaware General Corporation Law may prevent takeover attempts that could be beneficial to our stockholders.

Our amended and restated certificate of incorporation and amended and restated bylaws include a number of provisions that may have the effect of delaying, deterring, preventing, or rendering more difficult a change in control of Booz Allen Holding that our stockholders might consider in their best interests. These provisions include:

•	establishment of a classified Board, with staggered terms;

•	granting to the Board the sole power to set the number of directors and to fill any vacancy on the Board;

•	limitations on the ability of stockholders to remove directors if a “group,” as defined under Section 13(d)(3) of the Exchange Act, ceases to own more than 50% of our voting common stock;

•	granting to the Board the ability to designate and issue one or more series of preferred stock without stockholder approval, the terms of which may be determined at the sole discretion of the Board;

•	a prohibition on stockholders from calling special meetings of stockholders;

•	the establishment of advance notice requirements for stockholder proposals and nominations for election to the Board at stockholder meetings;

•	requiring approval of two-thirds of stockholders to amend the bylaws; and

•	prohibiting our stockholders from acting by written consent if a “group” ceases to own more than 50% of our voting common stock.

These provisions may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if the provisions are viewed as discouraging takeover attempts in the future. In addition, we have opted out of Section 203 of the Delaware General Corporation Law, which would have otherwise imposed additional requirements regarding mergers and other business combinations, until Coinvest and its affiliates no longer own more than 20% of our Class A Common Stock. After such time, we will be governed by Section 203.

Our amended and restated certificate of incorporation and amended and restated by-laws may also make it difficult for stockholders to replace or remove our management. These provisions may facilitate management entrenchment that may delay, deter, render more difficult, or prevent a change in our control, which may not be in the best interests of our stockholders.

Sales of outstanding shares of our common stock into the market in the future could cause the market price of our common stock to drop significantly.

As of March 31, 2011, Carlyle owned 95,660,000 shares of our Class A Common Stock, or 78% of our outstanding Class A Common Stock (excluding shares of common stock with respect to which Carlyle has received a voting proxy pursuant to irrevocable proxy and tag-along agreements). If Carlyle sells, or the market perceives that Carlyle intends to sell, a substantial portion of its beneficial ownership interest in us in the public market, the market price of our Class A Common Stock could decline significantly. The sales also could make it more difficult for us to sell equity or equity-related securities at a time and price that we deem appropriate.

As of March 31, 2011, 122,784,835 shares of our Class A Common Stock were outstanding. Of these shares, 16,100,000 shares of our Class A Common Stock sold in our initial public offering are freely tradable, without restriction, in the public market unless purchased by our “affiliates” (as that term is defined by Rule 144 under the Securities Act of 1933, or Securities Act) and all of the remaining shares of Class A Common Stock, as well as outstanding shares of our Class B Non-Voting Common Stock, Class C Restricted Common Stock and Class E Special Voting Common Stock, subject to certain exceptions, are subject to a 180-day lock-up by virtue of either contractual lock-up agreements or pursuant to the terms of the amended and restated stockholders agreement. Morgan Stanley & Co. Incorporated and Barclays Capital Inc. may, in their discretion, permit our directors, officers and current stockholders who are subject to these lock-ups to sell shares prior to the expiration of the 180-day lock-up period. On May 15, 2011, the lock-up agreements pertaining to our initial public offering expired and, up to an additional 99,580,420 shares of our Class A Common Stock, all of which are held by directors, executive officers and other affiliates, are restricted securities within the meaning of Rule 144 under the Securities Act eligible for resale in the public market subject to volume, manner of sale and holding period limitations under Rule 144 under the Securities Act. The remaining 7,104,415 shares of Class A Common Stock outstanding are also restricted securities within the meaning of Rule 144 under the Securities Act eligible for resale in the public market subject to applicable volume, manner of sale, holding period and other limitations of Rule 144. 5,081,400 shares of our Class A Common Stock are issuable upon transfer of our Class B Non-Voting Common Stock and Class C Restricted Common Stock. In addition, (1) 11,645,907 shares of our Class A Common Stock are issuable upon the exercise of outstanding stock options granted under our Officers’ Rollover Stock Plan relating to our outstanding Class E Special Voting Common Stock and (2) 24,640,935 shares of our Class A Common Stock underlying options that are either subject to the terms of our Equity Incentive Plan or reserved for future issuance under our Equity Incentive Plan are eligible for sale in the public market to the extent permitted by the provisions of various option agreements and, to the extent held by affiliates, the volume and manner of sale restrictions of Rule 144. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the price of our Class A Common Stock could decline substantially. 5,131,733 of the options granted under our Officers’ Rollover Stock Plan and Equity Incentive Plan will become exercisable on June 30, 2011 and the shares of Class A Common Stock underlying such options issued upon exercise thereof will be freely transferable upon issuance.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We do not own any facilities or real estate. Our corporate headquarters are located at 8283 Greensboro Drive, McLean, Virginia 22102. We lease other operating offices and facilities throughout North America, and a limited number of overseas locations. Our principal offices outside of McLean, Virginia include: Annapolis Junction, Maryland; Rockville, Maryland; San Diego, California; and Herndon, Virginia. We have a number of Sensitive Compartmented Information Facilities, which are enclosed areas within buildings that are used to perform classified work for the U.S. Intelligence Community. Many of our employees are located in facilities provided by the U.S. government. The total square footage of our leased offices and facilities is approximately 3.3 million square feet. We believe our facilities meet our current needs, and that additional facilities will be required and available as we expand in the future.

Item 3.	Legal Proceedings.

Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time charging. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including monetary damages in varying amounts that currently range up to $26.2 million or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations.

Six former officers and stockholders who had departed the firm prior to the acquisition have filed a total of nine suits in various jurisdictions, with original filing dates ranging from July 3, 2008 through December 15, 2009 (three of which were amended on July 2, 2010 and then further amended into one consolidated complaint on September 7, 2010), against us and certain of our current and former directors and officers. Each of the suits arises out of the acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the acquisition. Some of the suits also allege that the acquisition price paid to stockholders was insufficient. The various suits assert claims for breach of contract, tortious interference with contract, breach of fiduciary duty, civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations, violations of the Employee Retirement Income Security Act, or ERISA, and/or securities and common law fraud. Two of these suits have been dismissed with all appeals exhausted and a third suit has been dismissed but the former stockholder has sought leave to re-plead in New York state court. Five of the remaining suits are pending in the United States District Court for the Southern District of New York and the sixth is pending in the United States District Court for the Southern District of California. The aggregate alleged damages sought in these six remaining suits is approximately $348.7 million ($291.5 million of which is sought to be trebled pursuant to RICO), plus punitive damages, costs, and fees. Although the outcome of any of these cases is inherently uncertain and may be materially adverse, based on current information, we do not expect them to have a material adverse effect on our financial condition and results of operations.

Item 4.	(Removed and Reserved).

Executive Officers of the Registrant

The following table sets forth information about our executive officers as of May 31, 2011:

Name	Age	Position

Ralph W. Shrader	66	Chairman of the Board, President and Chief Executive Officer
Samuel R. Strickland	60	Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Director
CG Appleby	64	Executive Vice President, General Counsel and Secretary
Horacio D. Rozanski	43	Executive Vice President and Chief Operating Officer
Francis J. Henry, Jr.	59	Executive Vice President
Lloyd Howell, Jr.	45	Executive Vice President
Ronald T. Kadish	63	Senior Vice President
Gary D. Labovich	51	Senior Vice President
Joseph Logue	45	Executive Vice President
Joseph W. Mahaffee	53	Executive Vice President and Chief Information Security Officer
John D. Mayer	65	Executive Vice President
John M. McConnell	67	Executive Vice President
Robert S. Osborne	56	Executive Vice President and Executive General Counsel
Patrick F. Peck	53	Executive Vice President
Richard J. Wilhelm	65	Executive Vice President

Prior to October 2009, the title of our most senior position other than Chief Executive Officer was Senior Vice President. In October 2009, we renamed our Senior Vice Presidents as Executive Vice Presidents.

Ralph W. Shrader is our Chairman, Chief Executive Officer and President and has served in these positions since 1999, except for President which dates to the acquisition in 2008. Dr. Shrader has been an employee of our company since 1974. He is the seventh chairman since our company’s founding in 1914 and has led our company through a significant period of growth and strategic realignment. Dr. Shrader is active in professional and charitable organizations, and is past Chairman of the Armed Forces Communications and Electronics Association.

He serves on the board of directors of Abilities, Inc., an organization dedicated to improving career opportunities for individuals with disabilities, and the board of directors of ServiceSource, the largest community rehabilitative program in Virginia. Specific qualifications, experience, skills, and expertise include:

•	Operating and management experience;

•	Understanding of government contracting;

•	Core business skills, including financial and strategic planning; and

•	Deep understanding of our company, its history and culture.

Samuel R. Strickland is an Executive Vice President of our company and our Chief Financial and Administrative Officer. He has served as our Chief Administrative Officer since 1999 and Chief Financial Officer since 2008. He joined our company in 1995, and became an Executive Vice President in 2004. Mr. Strickland is a board member of our company. Externally, Mr. Strickland has served on the Board of

Trustees at the George Mason University Foundation and Inova Health Services, and was a long-time board member and Chairman of the Board of Trustees of Capital Hospice.

Specific qualifications, experience, skills, and expertise include:

•	Finance, financial reporting, compliance and controls expertise;

•	Understanding of government contracting; and

•	Core business skills, including financial and strategic planning.

CG Appleby is our General Counsel and Chief Legal Officer and Secretary and has served in these positions since 1998. Mr. Appleby has been an employee of our company since 1974. Mr. Appleby is a former president and board member, and current member of the Washington Metropolitan Area Corporate Counsel Association; former president, and current board and executive Committee member, of the Northern Virginia Community Foundation; former chairman and board member, and current member of the Executive Committee, of the Professional Services Council; board member of the Fairfax County, Virginia Chamber of Commerce; Principal of the Council for Excellence in Government; board member of TeamFairfax 2013; and current member of the CharityWorks Advisory Board.

Horacio D. Rozanski is an Executive Vice President of our company and our Chief Operating Officer. He is chair of our Operations Committee. Mr. Rozanski served as the Chief Strategy and Talent Officer in 2010 and, prior to that, Chief Personnel Officer of our company from 2002 through 2010. Mr. Rozanski joined our company in 1992 and became an Executive Vice President in 2009.

Francis J. Henry, Jr. is an Executive Vice President of our company and is the market lead for the Civil business. Mr. Henry joined our company in 1977 and became an Executive Vice President in 2009. Mr. Henry is the chairman of the Employees’ Capital Accumulation Plan trustees. Mr. Henry serves on the National Council of the Smithsonian’s National Museum of the American Indian.

Lloyd Howell, Jr. is an Executive Vice President of our company and is the client service officer for our financial services clients. Mr. Howell joined our company in 1988, left in 1991, rejoined in 1995 and became an Executive Vice President in 2005. He is chairman of the Ethics & Compliance Committee. Mr. Howell serves on the board of directors of the United Negro College Fund.

Ronald T. Kadish is a Senior Vice President of our company and is the lead for the Engineering and Operations capability. Previously, he led the Aerospace Market Group within our defense business. Mr. Kadish joined our company in 2005 as an officer after serving 34 years in the US Air Force attaining the rank of Lieutenant General with extensive experience leading large, complex Department of Defense development programs.

Gary D. Labovich is a Senior Vice President of our company and is the lead for our Technology capability. He joined the company in 2004 and also services as a member of the Operations Committee and the Chief Information Officer (CIO) Council. Mr. Labovich is a member of the Board of Trustees for the National Capital Chapter of the National Multiple Sclerosis Society.

Joseph Logue is an Executive Vice President of our company and is the market lead for the Defense business. Mr. Logue joined our company in 1997 and became an Executive Vice President in 2009. Previously, he led our former commercial Information Technology practice. He is a member of the Operations Committee.

Joseph W. Mahaffee is an Executive Vice President of our company and is our Chief Information Security Officer. Mr. Mahaffee joined our company in 1981 and became an Executive Vice President in 2007. He is a member of the Technology Capability Leadership Team and the CIO Council. He is a member of the board of directors of the Independent College Fund of Maryland where he serves as the President of the Executive Steering Committee and Chairman of the National Security Scholarship Program.

John D. Mayer is an Executive Vice President of our company and is the lead for the Strategy and Organization capability. Mr. Mayer joined our company in 1997 and became an Executive Vice President in 2009. He is chairman of the board of directors of the Homeland Security and Defense Business Council, a

member of the board of the Washington Education and Tennis Foundation, and a member of the Corporate Advisory Board for the Darden School of Business at the University of Virginia.

John M. McConnell is an Executive Vice President of our company and is the market lead for the Intelligence business. Mr. McConnell previously served from 2007 through 2009 as U.S. Director of National Intelligence. From 1996 through 2007, Mr. McConnell served as an officer of our company and became an Executive Vice President in 2009.

Robert S. Osborne is an Executive Vice President of our company and our Executive General Counsel. Mr. Osborne joined our company in 2010 as a Senior Vice President after serving as Group Vice President and General Counsel of General Motors Corporation from 2006 to 2009. From 2002 to 2006, he was chair of the corporate department of Jenner & Block LLP, and he returned to practice there as a partner from late 2009 to early 2010. Prior to 2002, Mr. Osborne was a partner of Kirkland & Ellis LLP, where he had practiced law since 1979.

Patrick F. Peck is an Executive Vice President of our company and is the market lead for our U.S. Commercial business. Previously, he led our Technology capability. Mr. Peck joined our company in 1984 and became an Executive Vice President in 2008. Mr. Peck is the co-chair of the CIO Council. He serves on the board of directors of Junior Achievement’s National Capital Area.

Richard J. Wilhelm is an Executive Vice President of the company and if the lead for our Analytics capability, serving concurrently as the deputy in our Intelligence business. He joined our company in 1998 and became an Executive Vice President in 2009. He serves on the board of directors of the World Affairs Council of America and is a member of the Markle Foundation Task Force on National Security in the Age of Terrorism.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A Common Stock began trading on the New York Stock Exchange on November 17, 2010. There is no established trading market for each of our Class B Non-Voting Common Stock, Class C Restricted Common Stock or Class E Special Voting Common Stock. On May 24, 2011, there were 5,014, 44, 34 and 102 beneficial holders of our Class A Common Stock, Class B Non-Voting Common Stock, Class C Restricted Common Stock and Class E Special Voting Common Stock, respectively. The following table sets forth, for the periods indicated, the high and low sales price per share of our Class A Common Stock as reported by the New York Stock Exchange:

Fiscal 2011	High	Low

3rd Quarter (starting on November 17, 2010)	$20.73	$18.35
4th Quarter	20.29	17.60

Dividends

We do not currently expect to declare or pay dividends on our Class A Common Stock, Class B Non-Voting Common Stock, Class C Restricted Common Stock or Class E Special Voting Common Stock for the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used for the operation and growth of our business. Our ability to pay dividends to holders of our common stock is limited by covenants in the senior secured credit agreement governing our senior secured loan facilities. Any future determination to pay dividends on our common stock is subject to the discretion of our Board and will depend upon various factors then existing, including our results of operations, financial condition, liquidity requirements, restrictions that may be imposed by applicable laws and our contracts, as well as economic and other factors deemed relevant by our Board. To the extent that the Board declares any future dividends, holders of

Class A Common Stock, Class B Non-Voting Common Stock, and Class C Restricted Common Stock will share the dividend payment equally.

On July 27, 2009, we declared a special cash dividend on all issued and outstanding shares of Class A Common Stock, Class B Non-Voting Common Stock, and Class C Restricted Common Stock in the aggregate amount of $114.9 million payable to holders of record as of July 29, 2009. On December 7, 2009, we declared another special cash dividend on all issued and outstanding shares to the same equity classes described above in the aggregate amount of $497.5 million payable to the holders of record as of December 8, 2009. Of these amounts, approximately $548.1 million was paid to Coinvest according to its ownership of our Class A Common Stock. We do not currently intend to declare or pay any similar special dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the first quarter of fiscal 2011, we issued (i) 78,100 shares of our Class A Common Stock to an officer and a director for aggregate consideration of $999,914, (ii) 351,810 shares of our Class A Common Stock to certain officers and other employees in connection with the exercise of options for aggregate consideration of $1,502,580, (iii) 11,730 of our Class A Common Stock to certain directors in lieu of payment of fees for their service as directors, and (iv) 702,930 shares of our Class E Special Voting Common Stock to a family trust of an officer for aggregate consideration of $2,109.

During the second quarter of fiscal 2011, we issued 3,960,740 shares of our Class A Common Stock to certain officers and other employees in connection with the exercise of options for aggregate consideration of $10,004,341.

The sales and issuances described above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) a private offering in connection with the initial capitalization of our company; or (b) (i) the investors confirmed to us that they were either “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act or had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (ii) there was no public offering or general solicitation with respect to the offering; (iii) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (iv) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

During the third quarter of fiscal 2011, we issued 62,485 shares of the Company’s Class A Common Stock to certain officers and other employees in connection with the exercise of options for aggregate consideration of $267,435.80. These issuances were effected in reliance on the exemption for sales of securities not involving a public offering, as set forth in Rule 701 under the Securities Act of 1933, as amended.

Use of Proceeds from Registered Securities

In November 2010, we registered 16,100,000 shares of our Class A Common Stock for an aggregate offering price of $273.7 million in connection with our initial public offering. On November 22, 2010, we closed the sale of 14,000,000 shares of our Class A Common Stock at a price of $17.00 per share in an underwritten initial public offering. On December 15, 2010, the underwriters exercised their over-allotment option to purchase an additional 2,100,000 shares of our Class A Common Stock, and we closed the over-allotment sale on December 20, 2010. This offering was effected pursuant to a Registration Statement on Form S-1 (File No. 333-167645), which the SEC declared effective on November 16, 2010. Morgan Stanley & Co. Incorporated, Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC acted as joint book-running managers and, together with Stifel, Nicolaus & Company,

Incorporated, BB&T Capital Markets, Lazard Capital Markets LLC and Raymond James & Associates, Inc., acted as the managing underwriters of the offering. Of the $273.7 million of gross proceeds raised in the offering (including the over-allotment):

•	approximately $17.1 million was paid to the underwriters in the form of an underwriting discount;

•	approximately $6.4 million was used to pay offering expenses, printing fees, listing fees, filing fees, accounting fees and legal fees; and

•	approximately $250.2 million was used to repay indebtedness outstanding under our mezzanine credit facility and to pay a prepayment penalty related to the repayment of such indebtedness under our mezzanine credit facility.

Equity Compensation Plans

The following table presents information concerning the securities authorized for issuance pursuant to our equity compensation plans as of March 31, 2011:

Number of
Securities
Remaining
Available for
			Weighted-	Future Issuance
	Number of		Average	Under Equity
	Securities to Be		Exercise	Compensation
	Issued Upon		Price of	Plans
	Exercise of		Outstanding	(Excluding
	Outstanding		Options,	Securities
	Options, Warrants		Warrants	Reflected in
	and Rights		and Rights	Column (a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by securityholders	23,421,532	(1)	$6.83	12,865,310
Equity compensation plans not approved by securityholders	—		N/A	—

Total	23,421,532	(1)	$6.83	12,865,310

(1)	Upon the exercise of all outstanding options, we will issue approximately 23,421,304 shares of Class A Common Stock and will redeem approximately 228 fractional shares for cash.

Performance

The graph set forth below compares the cumulative shareholder return on our common stock between November 16, 2010 (the date of when we priced our initial public offering), and March 31, 2011, to the cumulative return of (i) the Russell 1000 Index and (ii) the Dow Jones US Computer Services Index over the same period. This graph assumes an initial investment of $100 on November 16, 2010, in our common stock, the Russell 1000 Index, and the Dow Jones US Computer Services Index and assumes the reinvestment of dividends, if any. The graph also assumes that the price of our common stock on November 16, 2010 was the initial public offering price of $17.00 per share.

COMPARISON OF CUMULATIVE TOTAL RETURNS SINCE IPO

ASSUMES $100 INVESTED ON NOV. 16, 2010
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING MAR. 31, 2011

Company/Market/Peer Group	11/16/2010	11/30/2010	12/31/2010	1/31/2011	2/28/2011	3/31/2011
Booz Allen Hamilton Holding Corp	$100.00	$114.12	$114.29	$109.76	$108.76	$105.94
Russell 1000 Index	100.00	100.53	107.24	109.82	113.64	113.93
DJ US Computer Services Index	100.00	100.11	104.80	113.98	115.16	117.05

*	Note: BAH base values reflect IPO price of $17.00 and index base values are as of 11/16/2010 end of day.

Item 6.	Selected Financial Data.

The selected consolidated statements of operations data for fiscal 2011, fiscal 2010, the eight months ended March 31, 2009, and the four months ended July 31, 2008, and the selected consolidated balance sheet data as of March 31, 2011 and 2010 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated statement of operations data for fiscal 2008 and the selected consolidated balance sheet data as of March 31, 2009 and 2008 have been derived from audited consolidated financial statements which are not included in this Annual Report. The selected consolidated statement of operations data for fiscal 2007 and the selected consolidated balance sheet data as of March 31, 2007 have been derived from our unaudited consolidated financial statements which are not included in this Annual Report. The unaudited financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of our management, include all adjustments necessary for a fair presentation of the information set forth herein. Our historical results are not necessarily indicative of the results that may be expected for any future period. The selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report.

Booz Allen Hamilton was indirectly acquired by Carlyle on July 31, 2008. Immediately prior to the acquisition, Booz Allen Hamilton spun off its commercial and international business and retained its U.S. government business. The accompanying consolidated financial statements are presented for (1) the “Predecessor,” which are the financial statements of Booz Allen Hamilton and its consolidated subsidiaries for the period preceding the acquisition, and (2) the “Company,” which are the financial statements of Booz Allen Holding and its consolidated subsidiaries for the period following the acquisition. Prior to the acquisition, Booz Allen Hamilton’s U.S. government business is presented as the continuing operations of the Predecessor. The Predecessor’s consolidated financial statements have been presented for the four months ended July 31, 2008, fiscal 2008, and fiscal 2007. The operating results of the commercial and international business that was spun off by Booz Allen Hamilton effective July 31, 2008 have been presented as discontinued operations in the Predecessor consolidated financial statements and the related notes included in this Annual Report. The Company’s consolidated financial statements for periods subsequent to the acquisition have been presented for fiscal 2011, fiscal 2010, and from August 1, 2008 through March 31, 2009. The Predecessor’s financial statements may not necessarily be indicative of the cost structure or results of operations that would have existed if the U.S. government business operated as a stand-alone, independent business. The acquisition was accounted for as a business combination, which resulted in a new basis of accounting. The Predecessor’s and the Company’s financial statements are not comparable as a result of applying a new basis of accounting. See Notes 1, 2, 4, and 23 to our consolidated financial statements for additional information regarding the acquisition and discontinued operations.

Included in the table below are unaudited pro forma results of operations for the twelve months ended March 31, 2009, or “pro forma 2009,” assuming the acquisition had been completed as of April 1, 2008. The unaudited pro forma consolidated results of operations for fiscal 2009 are based on our historical audited consolidated financial statements included elsewhere in this Annual Report, adjusted to give pro forma effect to the acquisition. The unaudited pro forma consolidated results of operations for fiscal 2009 are presented because management believes it provides a meaningful comparison of operating results enabling twelve months of fiscal 2009, adjusted for the impact of the acquisition, to be compared with fiscal 2010. The unaudited pro forma consolidated financial statements are for informational purposes only and do not purport to represent what our actual results of operations would have been if the acquisition had been completed as of April 1, 2008 or that may be achieved in the future. The unaudited pro forma consolidated financial information and the accompanying notes should be read in conjunction with our historical audited consolidated financial statements and related notes appearing elsewhere in this Annual Report and other financial information contained in “Item 1A. Risk Factors” and “ Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in this Annual Report.

	The Company					Predecessor
				Pro Forma		Four
	Fiscal Year	Fiscal Year		Fiscal Year	Eight Months	Months
	Ended	Ended		Ended	Ended	Ended	Fiscal Year Ended
	March 31,	March 31,		March 31,	March 31,	July 31,	March 31,
	2011	2010		2009(1)	2009	2008	2008	2007
								(Unaudited)
	(In thousands, except share and per share data)
Consolidated Statements of Operations:
Revenue	$5,591,296	$5,122,633		$4,351,218	$2,941,275	$1,409,943	$3,625,055	$3,209,211
Operating costs and expenses:
Cost of revenue	2,836,955	2,654,143		2,296,335	1,566,763	722,986	2,028,848	1,813,295
Billable expenses	1,473,266	1,361,229		1,158,320	756,933	401,387	935,459	815,421
General and administrative expenses	881,028	811,944		723,827	505,226	726,929	474,188	421,921
Depreciation and amortization	80,603	95,763		106,335	79,665	11,930	33,079	27,879

Total operating costs and expenses	5,271,852	4,923,079		4,284,817	2,908,587	1,863,232	3,471,574	3,078,516

Operating income (loss)	319,444	199,554		66,401	32,688	(453,289)	153,481	130,695
Interest expense	(131,892)	(150,734)		(146,803)	(98,068)	(1,044)	(2,319)	(1,481)
Other, net	(59,488)	174		5,130	4,450	680	511	3,101

Income (loss) from continuing operations and before income taxes	128,064	48,994		(75,272)	(60,930)	(453,653)	151,673	132,315
Income tax expense (benefit) from continuing operations	43,370	23,575		(25,831)	(22,147)	(56,109)	62,693	55,921

Income (loss) from continuing operations	84,694	25,419		$(49,441)	(38,783)	(397,544)	88,980	76,394

Loss from discontinued operations, net of taxes	—	—			—	(848,371)	(71,106)	(57,611)

Net income (loss)	$84,694	$25,419			$(38,783)	$(1,245,915)	$17,874	$18,783

Earnings (loss) from continuing operations per common share(2)(3):
Basic	$0.74	$0.24		$(0.47)	$(0.37)	$(181.28)	$50.64	$44.08
Diluted	0.66	0.22		(0.47)	(0.37)	(181.28)	43.33	37.64
Earnings (loss) per common share(2)(3):
Basic	$0.74	$0.24		$—	$(0.37)	$(568.13)	$10.17	$10.84
Diluted	0.66	0.22		—	(0.37)	(568.13)	8.70	9.25
Weighted average common shares outstanding(2)(3):
Basic	114,478,947	106,477,650		105,695,340	105,695,340	2,193,000	1,757,000	1,733,000
Diluted	127,448,700	116,228,380		105,695,340	105,695,340	2,193,000	2,053,338	2,029,719
Dividends declared per share (unaudited)(3)	$—	$5.73	(4)	$—	$—	$—	$—	$—

	The Company			Predecessor
	As of March 31,			As of March 31,
	2011	2010	2009	2008	2007
					(Unaudited)
	(In thousands)
Consolidated Balance Sheets:
Cash and cash equivalents	$192,631	$307,835	$420,902	$7,123	$3,272
Working capital	499,514	584,248	789,308	1,113,656	789,275
Total assets	3,024,023	3,062,223	3,182,249	1,891,375	1,482,453
Long-term debt, net of current portion	964,328	1,546,782	1,220,502	—	—
Stockholders’ equity	907,250	509,583	1,060,343	313,065	272,068

(1)	The table below presents the pro forma adjustments attributable to the acquisition. The pro forma adjustments are described in the accompanying footnotes and are based upon available information and certain assumptions that we believe are reasonable.

	Pro Forma
	Fiscal Year			Eight Months	Four Months
	Ended			Ended	Ended
	March 31,	Pro Forma		March 31,	July 31,
	2009	Adjustments		2009	2008
		(In thousands)

Consolidated Statements of Operations:
Revenue	$4,351,218	—		$2,941,275	$1,409,943
Operating costs and expenses:
Cost of revenue	2,296,335	6,586	(a)	1,566,763	722,986
Billable expenses	1,158,320	—		756,933	401,387
General and administrative expenses	723,827	(508,328	)(b)	505,226	726,929
Depreciation and amortization	106,335	14,740	(c)	79,665	11,930

Total operating costs and expenses	4,284,817	—		2,908,587	1,863,232

Operating income (loss)	66,401	—		32,688	(453,289)
Interest expense	(146,803)	(47,691	)(d)	(98,068)	(1,044)
Other, net	5,130	—		4,450	680

Loss from continuing operations before income taxes	(75,272)	—		(60,930)	(453,653)
Income tax (benefit) expense from continuing operations	(25,831)	52,425	(e)	(22,147)	(56,109)

Loss from continuing operations	$(49,441)	—		(38,783)	(397,544)

Loss from discontinued operations, net of taxes				—	(848,371)

Net loss				$(38,783)	$(1,245,915)

(a)	Reflects additional stock-based compensation expense associated with options issued in exchange for stock rights under the stock rights plan that existed prior to the closing of the acquisition for $6.6 million (see Note 17 to our consolidated financial statements for additional information on our stock-based compensation).

(b)	Consists of the following adjustments:

• Increase to rent expense of $1.8 million due to the elimination of the July 31, 2008 deferred rent liability in accordance with the accounting treatment of leases associated with the business combination;

• Increase to management fees paid to Carlyle of $333,000 (see Note 18 to our consolidated financial statements for additional information regarding the management fees);

• Additional stock-based compensation expense of $13.4 million associated with options issued in exchange for stock rights under the stock rights plan that existed prior to the closing of the acquisition (see Note 17 to our consolidated financial statements for additional information on our stock-based compensation);

• Reversal of $511.7 million for a one-time acceleration of stock rights and the fair value mark-up of redeemable common shares immediately prior to the acquisition; and

• Reversal of certain related transaction costs of $12.2 million.

(c)	Reflects $14.7 million of intangible assets amortization and depreciation of the fair value write-up on fixed assets recorded with the acquisition.

(d)	Consists of the following adjustments:

• Reversal of interest expense of $1.0 million recorded during the four months ended July 31, 2008 related to the Predecessor’s previous debt outstanding prior to the acquisition; and

• Incurrence of additional interest expense of $48.7 million associated with our new senior secured loan facilities and mezzanine credit facility established in conjunction with the acquisition.

(e)	Reflects tax effect of the cumulative pro forma adjustments.

(2)	Basic earnings per share for the Company has been computed using the weighted average number of shares of Class A Common Stock, Class B Non-Voting Common Stock, and Class C Restricted Common Stock outstanding during the period. The Company’s diluted earnings per share has been computed using the weighted average number of shares of Class A Common Stock, Class B Non-Voting Common Stock, and Class C Restricted Common Stock including the dilutive effect of outstanding common stock options and other stock-based awards. The weighted average number of Class E Special Voting Common Stock has not been included in the calculation of either basic earnings per share or diluted earnings per share due to the terms of such common stock.

Basic earnings per share for the Predecessor have been computed using the weighted average number of shares of Class A Common Stock outstanding during the period. The Predecessor’s diluted earnings per share have been computed using the weighted average number of shares of Class A Common Stock including the dilutive effect of outstanding stock-based awards.

(3)	Amounts for the Company have been adjusted to reflect a 10-for-1 split of our common stock in connection with the initial public offering.

(4)	Reflects the payment of special dividends in the aggregate amount of $497.5 million and $114.9 million to holders of record of our Class A Common Stock, Class B Non-Voting Common Stock, and Class C Restricted Common Stock as of December 8, 2009 and July 29, 2009, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, and liquidity and capital resources. You should read this discussion in conjunction with “Item 6. Selected Financial Data,” and our consolidated financial statements and the related notes contained elsewhere in this Annual Report.

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources, and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Item 1A. Risk Factors” and “Introductory Note — Cautionary Note Regarding Forward-Looking Statements”. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Our fiscal year ends March 31 and, unless otherwise noted, references to years or fiscal are for fiscal years ended March 31. References to “pro forma 2009” in this discussion and analysis are to our unaudited pro forma results for the twelve months ended March 31, 2009, assuming the acquisition had been completed as of April 1, 2008. See “— Results of Operations.”

Overview

We are a leading provider of management and technology consulting services to the U.S. government in the defense, intelligence, and civil markets. As the needs of our clients have grown more complex, we have expanded beyond our management consulting foundation to develop deep expertise in technology, engineering, and analytics. Leveraging our 97-year consulting heritage and a talent base of approximately 25,000 people, we deploy our deep domain knowledge, functional expertise, and experience to help our clients achieve their objectives. We serve substantially all of the cabinet-level departments of the U.S. government. Our major clients include the Department of Defense, all branches of the U.S. military, the U.S. Intelligence Community, and civil agencies such as the Department of Homeland Security, the Department of Energy, the Department of Health and Human Services, the Department of the Treasury, and the Environmental Protection Agency. We support these clients in addressing complex and pressing challenges such as combating global terrorism, improving cyber capabilities, transforming the healthcare system, improving efficiency and managing change within the government, and protecting the environment.

We have a collaborative culture, supported by our operating model, which helps our professionals identify and respond to emerging trends across the markets we serve and deliver enduring results for our clients.

Financial and Other Highlights

Revenue grew 9.1% from fiscal 2010 to fiscal 2011 while revenue generated by our direct consulting staff labor grew 9.5% over the same period. Direct consulting staff labor represents our consulting staff’s labor under contracts for which we act as the prime contractor or subcontractor. Substantially all of our revenue is derived from services and solutions provided to client organizations across the U.S. government, primarily by our consulting staff and, to a lesser extent, subcontractors. The mix of revenue generated by consulting staff and subcontractors affects our operating margin, substantially all of which is derived from direct consulting staff labor, as the portion of our operating margin derived from fees we earn on services provided by our subcontractors is not significant. Accordingly, the proportionately greater increase in revenue generated by direct consulting labor compared to the growth in revenue generally in fiscal 2011 resulted in improved operating margins, as discussed further below. The fiscal 2011 revenue growth occurred across all served markets with the highest growth in areas relating to cyber security, health, and consulting services for civil government agencies. The increased revenue was a result of the deployment of approximately 1,500 net additional consulting staff during fiscal 2011 against funded backlog under existing contracts and funded backlog under new contracts. Net additional consulting staff reflects newly hired consulting staff net of consulting staff attrition.

Operating income increased to $319.4 million in fiscal 2011 from $199.6 million in fiscal 2010 driven by increased revenue. Operating margin improved from 3.9% in fiscal 2010 to 5.7% in fiscal 2011. The increase in operating margin was due to an increased proportion of revenue generated by services provided by consulting staff labor in comparison to the growth in revenue generally, increased profitability on contracts, which was driven by an increase in earnings from commercial work in cyber security for financial services clients and a shift in contract mix away from time-and-materials contracts to cost-reimbursable and fixed-price contracts, as well as a decrease in amortization of our intangible assets and incentive and stock-based compensation costs.

Cash provided by operations was $296.3 million compared to $84.7 million in net income, illustrating our success in converting earnings into cash. This growth was a result of overall profitability of our contracts, our ability to invoice and collect from clients in a timely manner, and our effective management of vendor payments. In addition, our tax payments were reduced by $99.8 million in fiscal 2011 due to the utilization of our NOL. We believe that it is more likely than not that the company will generate sufficient taxable income to fully realize the tax benefit of our NOL carryforwards over the next two years, which had a remaining balance of $148.8 million as of March 31, 2011.

In fiscal 2011, we reduced our outstanding debt by $574.3 million primarily through the following transactions:

•	$85.0 million optional repayment of indebtedness outstanding under our mezzanine credit facility in August 2010.

•	Net proceeds of $250.2 million from our initial public offering were used to repay indebtedness under our mezzanine credit facility of $242.9 million and related prepayment penalties of $7.3 million. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”.

•	On February 3, 2011, we completed a Refinancing Transaction, which included amendments to our then effective senior secured credit agreement, governing our senior secured loan facilities and the repayment of all indebtedness outstanding under our mezzanine credit facility. In conjunction with the Refinancing Transaction, we repaid with $268.9 million of cash on hand the remaining $222.1 million of outstanding debt under the mezzanine credit facility and $21.5 million under the then effective senior secured loan facilities.

As a result of the aforementioned transactions, we expect a reduction in annual interest expense of approximately $38.0 million after taxes in fiscal 2012, assuming no change in the interest rates at which we pay interest on indebtedness under our senior secured loan facilities. See ‘‘— Indebtedness.”

Non-GAAP Measures

We disclose certain non-GAAP financial measurements, including Adjusted Operating Income, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted EPS because management uses these measures for business planning purposes, including to manage our business against internal projected results of operations and measure our performance. We view Adjusted Operating Income, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted EPS as measures of our core operating business, which exclude the impact of the items detailed below, as these items are generally not operational in nature. These non-GAAP measures also provide another basis for comparing period to period results by excluding potential differences caused by non-operational and unusual or non-recurring items. We also utilize and discuss Free Cash Flow, because management uses this measure for business planning purposes, measuring the cash generating ability of the operating business, and measuring liquidity generally. We present these supplemental measures because we believe that these measures provide investors with important supplemental information with which to evaluate our performance, long term earnings potential, or liquidity, as applicable, and to enable them to assess our performance on the same basis as management. These supplemental performance measurements may vary from and may not be comparable to similarly titled measures by other companies in our industry. Adjusted Operating Income, Adjusted EBITDA, Adjusted Net Income, Adjusted Diluted EPS, and Free Cash Flow are

not recognized measurements under GAAP and when analyzing our performance or liquidity, as applicable, investors should (i) evaluate each adjustment in our reconciliation of operating and net income to Adjusted Operating Income, Adjusted EBITDA and Adjusted Net Income, and cash flows to Free Cash Flows, and the explanatory footnotes regarding those adjustments, and (ii) use Adjusted Operating Income, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted EPS in addition to, and not as an alternative to operating income, net income or diluted earnings per share, or EPS, as a measure of operating results, with cash flows in addition to, and not as an alternative to, net cash generated from operating activities as a measure of liquidity, each as defined under GAAP. We have defined the aforementioned non-GAAP measures as follows:

•	“Adjusted Operating Income” represents operating income before (i) certain stock option-based and other equity-based compensation expenses, (ii) the impact of the application of purchase accounting, (iii) adjustments related to the amortization of intangible assets, and (iv) any extraordinary, unusual, or non-recurring items. We prepare Adjusted Operating Income to eliminate the impact of items we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature.

•	“Adjusted EBITDA” represents net income before income taxes, net interest and other expense, and depreciation and amortization and before certain other items, including: (i) certain stock option-based and other equity-based compensation expenses, (ii) transaction costs, fees, losses, and expenses, including fees associated with debt prepayments, (iii) the impact of the application of purchase accounting, and (iv) any extraordinary, unusual, or non-recurring items. We prepare Adjusted EBITDA to eliminate the impact of items we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature.

•	“Adjusted Net Income” represents net income before: (i) certain stock option-based and other equity-based compensation expenses, (ii) transaction costs, fees, losses, and expenses, including fees associated with debt prepayments, (iii) the impact of the application of purchase accounting, (iv) adjustments related to the amortization of intangible assets, (v) amortization or write-off of debt issuance costs and write-off of original issue discount, and (vi) any extraordinary, unusual, or non-recurring items, in each case net of the tax effect calculated using an assumed effective tax rate. We prepare Adjusted Net Income to eliminate the impact of items, net of tax, we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature.

•	“Adjusted Diluted EPS” represents diluted EPS calculated using Adjusted Net Income as opposed to net income.

•	“Free Cash Flow” represents the net cash generated from operating activities less the impact of purchases of property and equipment.

Below is a reconciliation of Adjusted Operating Income, Adjusted EBITDA, Adjusted Net Income, Adjusted Diluted EPS, and Free Cash Flow to the most directly comparable financial measure calculated and presented in accordance with GAAP.

			Pro Forma
	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2011	2010	2009(h)
	(In thousands, except share and per share data)
	(Unaudited)	(Unaudited)	(Unaudited)

Adjusted Operating Income
Operating Income	$319,444	$199,554	$66,401
Certain stock-based compensation expense(a)	39,947	68,517	82,019
Purchase accounting adjustments(b)	—	1,074	3,077
Amortization of intangible assets(c)	28,641	40,597	57,833
Transaction expenses(d)	4,448	3,415	—

Adjusted Operating Income	$392,480	$313,157	$209,330

EBITDA & Adjusted EBITDA
Net income (loss)	$84,694	$25,419	$(49,441)
Income tax expense (benefit)	43,370	23,575	(25,831)
Interest and other, net	191,380	150,560	141,673
Depreciation and amortization	80,603	95,763	106,335

EBITDA	400,047	295,317	172,736
Certain stock-based compensation expense(a)	39,947	68,517	82,019
Transaction expenses(d)	4,448	3,415	19,512
Purchase accounting adjustments(b)	—	1,074	3,077

Adjusted EBITDA	$444,442	$368,323	$277,344

Adjusted Net Income
Net income (loss)	$84,694	$25,419	$(49,441)
Certain stock-based compensation expense(a)	39,947	68,517	82,019
Transaction expenses(e)	20,948	3,415	—
Purchase accounting adjustments(b)	—	1,074	3,077
Amortization of intangible assets(c)	28,641	40,597	57,833
Amortization or write-off of debt issuance
costs and write-off of original issue discount	50,102	5,700	3,106
Release of FIN 48 reserves(f)	(10,966)	—	—
Adjustments for tax effect(g)	(55,855)	(47,721)	(58,414)

Adjusted Net Income	$157,511	$97,001	$38,180

Adjusted Diluted Earnings Per Share
Weighted-average number of diluted shares outstanding	127,448,700	116,228,380	105,695,340

Adjusted Net Income Per Diluted Share	$1.24	$0.83	$0.36

Free Cash Flow
Net cash provided by (used in) operating activities	$296,339	$270,484	$(6,217)
Less: Purchases of property and equipment	(88,784)	(49,271)	(46,149)

Free Cash Flow	$207,555	$221,213	$(52,366)

(a)	Reflects stock-based compensation expense for options for Class A Common Stock and restricted shares, in each case, issued in connection with the acquisition under the Officers’ Rollover Stock Plan that was established in connection with the acquisition. Also reflects stock-based compensation expense for Equity Incentive Plan Class A Common Stock options issued in connection with the acquisition under the Equity Incentive Plan that was established in the connection with the acquisition.

(b)	Reflects adjustments resulting from the application of purchase accounting in connection with the acquisition not otherwise included in depreciation and amortization.

(c)	Reflects amortization of intangible assets resulting from the acquisition.

(d)	Fiscal 2011 reflects debt refinancing costs incurred in connection with the Refinancing Transaction and certain external administrative and other expenses incurred in connection with the initial public offering. Fiscal 2010 reflects costs related to the modification of our credit facilities, the establishment of the Tranche C term loan facility under our senior secured credit facilities and the related payment of special dividends. Pro Forma 2009 reflects charges related to the acquisition, including legal, tax, and accounting expenses.

(e)	Fiscal 2011 reflects debt refinancing costs and prepayment fees incurred in connection with the Refinancing Transaction, as well as certain external administrative and other expenses incurred in connection with the initial public offering. Fiscal 2010 reflects costs related to the modification of our credit facilities, the establishment of the Tranche C term loan facility under our senior secured credit facilities, and the related payment of special dividends.

(f)	Reflects the release of uncertain tax reserves, net of tax.

(g)	Reflects tax adjustments at an assumed marginal tax rate of 40%.

(h)	See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for additional disclosure regarding unaudited pro forma consolidated results of operations for fiscal 2009.

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

Business Environment and Key Trends in Our Markets

We believe that the following trends and developments in the U.S. government services industry and our markets may influence our future results of operations:

•	budgeting constraints increasing pressure on the U.S. government to control spending while pursuing numerous important policy initiatives, which may result in a slowdown in the growth rate of U.S. government spending in certain areas;

•	changes in the level and mix of U.S. government spending, such as the U.S. government’s increased spending in recent years on homeland security, cyber, advanced technology analytics, intelligence and defense-related programs and healthcare;

•	cost cutting and efficiency initiatives and other efforts to streamline the U.S. defense and intelligence infrastructure, including the initiatives proposed by the Secretary of Defense;

•	delays in the completion of the U.S. government’s budget process, which could delay procurement of the products, services, and solutions we provide;

•	conservatism in light of existing and proposed fiscal constraints by the U.S. government may cause clients to invest appropriated funds on a less consistent or rapid basis, or not at all;

•	increased insourcing by the U.S. government of work that was traditionally performed by outside contractors, including at the Department of Defense;

•	specific efficiency initiatives by the U.S. government such as efforts to rebalance the U.S. defense forces in accordance with the 2010 Quadrennial Defense Review, as well as general efforts to improve procurement practices and efficiencies, such as the actions recently announced by the Office of Management and Budget regarding IT procurement practices;

•	U.S. government agencies awarding contracts on a technically acceptable/lowest cost basis, which could have a negative impact on our ability to win certain contracts;

•	restrictions by the U.S. government on the ability of federal agencies to use lead system integrators, in response to cost, schedule and performance problems with large defense acquisition programs where contractors were performing the lead system integrator role;

•	increasingly complex requirements of the Department of Defense and the U.S. Intelligence Community, including cyber-security, and focus on reforming existing government regulation of various sectors of the economy, such as financial regulation and healthcare;

•	increased competition from other government contractors and market entrants seeking to take advantage of the trends identified above; and

•	efforts by the U.S. government to address organizational conflicts of interest and related issues and the impact of those efforts on us and our competitors.

Sources of Revenue

Substantially all of our revenue is derived from services provided under contracts and task orders with the U.S. government, primarily by our consulting staff and, to a lesser extent, our subcontractors. Funding for our contracts and task orders is generally linked to trends in budgets and spending across various U.S. government agencies and departments. We provide services under a large portfolio of contracts and contract vehicles to a broad client base, and we believe that our diversified contract and client base lessens potential volatility in our business. We have historically grown, and continued through fiscal 2011 to grow, our revenue organically without relying on acquisitions.

Contract Types

We generate revenue under the following three basic types of contracts:

•	Cost-Reimbursable Contracts. Cost-reimbursable contracts provide for the payment of allowable costs incurred during performance of the contract, up to a ceiling based on the amount that has been funded, plus a fee. We generate revenue under two general types of cost-reimbursable contracts: cost-plus-fixed-fee and cost-plus-award-fee, both of which reimburse allowable costs and include a fixed contract fee. The fixed fee under each type of cost-reimbursable contract is generally payable upon completion of services in accordance with the terms of the contract, and cost-plus-fixed-fee contracts offer no opportunity for payment beyond the fixed fee. Cost-plus-award-fee contracts also provide for an award fee that varies within specified limits based upon the client’s assessment of our performance against a predetermined set of criteria, such as targets for factors like cost, quality, schedule, and performance.

•	Time-and-Materials Contracts. Under a time-and-materials contract, we are paid a fixed hourly rate for each direct labor hour expended, and we are reimbursed for allowable material costs and allowable out-of-pocket expenses. To the extent our actual direct labor and associated costs vary in relation to the fixed hourly billing rates provided in the contract, we will generate more or less profit, or could incur a loss.

•	Fixed-Price Contracts. Under a fixed-price contract, we agree to perform the specified work for a pre-determined price. To the extent our actual costs vary from the estimates upon which the price was negotiated, we will generate more or less profit, or could incur a loss. Some fixed-price contracts have a performance-based component, pursuant to which we can earn incentive payments or incur financial penalties based on our performance. Fixed-price level of effort contracts require us to provide a specified level of effort, over a stated period of time, for a fixed price.

The amount of risk and potential reward varies under each type of contract. Under cost-reimbursable contracts, there is limited financial risk, because we are reimbursed for all allowable costs up to a ceiling. However, profit margins on this type of contract tend to be lower than on time-and-materials and fixed-price contracts. Under time-and-materials contracts, we are reimbursed for the hours worked using the predetermined hourly rates for each labor category. In addition, we are typically reimbursed for other contract direct costs and expenses at cost. We assume financial risk on time-and-materials contracts because our labor costs may exceed the negotiated billing rates. Profit margins on well-managed time-and-materials contracts tend to be higher than profit margins on cost-reimbursable contracts as long as we are able to staff those contracts with people who have an appropriate skill set. Under fixed-price contracts, we are required to deliver the objectives under the contract for a pre-determined price. Compared to time-and-materials and cost-reimbursable contracts, fixed-price contracts generally offer higher profit margin opportunities because we receive the full benefit of any cost savings but generally involve greater financial risk because we bear the impact of any cost overruns. In the aggregate, the contract type mix in our revenue for any given period will affect that period’s profitability. Over time we have experienced a relatively stable contract mix. However, the U.S. government has indicated an intent to increase its use of fixed-price contract procurements and reduce its use of cost-plus-award-fee contract procurements; the Department of Defense has adopted purchasing guidelines that mark a shift towards fixed-price procurement contracts.

The table below presents the percentage of total revenue for each type of contract:

	Fiscal	Fiscal	Pro Forma
	2011	2010	2009

Cost-reimbursable(l)	51%	50%	50%
Time-and-materials	35%	38%	39%
Fixed-price(2)	14%	12%	11%

(1)	Includes both cost-plus-fixed-fee and cost-plus-award-fee contracts.

(2)	Includes fixed-price level of effort contracts.

Contract Diversity and Revenue Mix

We provide services to our clients through a large number of single award contracts and contract vehicles and multiple award contract vehicles. In fiscal 2011, the revenue from our top ten single award contracts or contract vehicles based on revenue represented 19% of our revenue. Most of our revenue is generated under ID/IQ contract vehicles, which include multiple award GWACs and GSA schedules and certain single award contracts. GWACs and GSA schedules are available to all U.S. government agencies. Any number of contractors typically compete under multiple award ID/IQ contract vehicles for task orders to provide particular services, and we earn revenue under these contract vehicles only to the extent that we are successful in the bidding process for task orders. In fiscal 2011, fiscal 2010, and pro forma 2009, our revenue under GWACs and GSA schedules collectively represented 20%, 23%, and 27% of our total revenue, respectively. No single task order under any contract represented more than 1% of our revenue in fiscal 2011, fiscal 2010, or pro forma 2009. No single contract accounted for more than 9% of our revenue in fiscal 2011, fiscal 2010, or pro forma 2009.

We generate revenue under our contracts and task orders through our provision of services as both a prime contractor and subcontractor, as well as from the provision of services by subcontractors under contracts and task orders for which we act as the prime contractor. For fiscal 2011, fiscal 2010, and pro forma 2009, 89%, 87%, and 86%, respectively, of our revenue was generated by contracts and task orders for which we served as a prime contractor; 11%, 13%, and 14%, respectively, of our revenue was generated by contracts and task orders for which we served as a subcontractor; and 23%, 22%, and 21%, respectively, of our revenue was generated by services provided by our subcontractors. The mix of these types of revenue affects our operating margin. Substantially all of our operating margin is derived from direct consulting staff labor and the portion of our operating margin derived from fees we earn on services provided by our subcontractors is not significant. We view growth in direct consulting staff labor as the primary measure of earnings growth. Direct consulting staff labor growth is driven by consulting staff headcount growth, after attrition, and total backlog growth.

Our People

Revenue from our contracts is derived from services delivered by consulting staff and, to a lesser extent, from our subcontractors. Our ability to hire, retain, and deploy talent is critical to our ability to grow our revenue. As of March 31, 2011, 2010, and 2009, we employed approximately 25,000, 23,300, and 21,600 people, respectively, of which approximately 22,600, 21,100, and 19,600, respectively, were consulting staff. Attrition for consulting staff was 19%, 14%, and 15% in fiscal 2011, fiscal 2010, and pro forma 2009, respectively.

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

The following table summarizes the value of our contract backlog at the respective dates presented:

	As of March 31,
	2011	2010	2009
	(In millions)

Funded	$2,392	$2,528	$2,392
Unfunded(1)	2,979	2,453	1,968
Priced options(2)	5,553	4,032	2,919

Total backlog	$10,924	$9,013	$7,279

(1)	Reflects a reduction by management to the revenue value of orders for services under two existing single award ID/IQ contracts based on an established pattern of funding under these contracts by the U.S. government.

(2)	Amounts shown reflect 100% of the undiscounted revenue value of all priced options.

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

We view growth in total backlog and consulting staff headcount as the two key measures of our business growth. Growing and deploying consulting staff is the primary means by which we are able to recognize profitable revenue growth. To the extent that we are able to hire additional consulting staff and deploy them against funded backlog, we generally recognize increased revenue. Some portion of our employee base is employed on less than a full time basis, and we measure revenue growth based on the full time equivalency of our consulting staff. Total backlog grew 21% from March 31, 2010 to March 31, 2011 and 24% from March 31, 2009 to March 31, 2010. Additions to funded backlog during fiscal 2011 and 2010 totaled $7.5 billion and $5.3 billion, respectively, as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options.

We cannot predict with any certainty the portion of our backlog that we expect to recognize as revenue in any future period. While we report internally on our backlog on a monthly basis and review backlog upon the occurrence of certain events to determine if any adjustments are necessary, we cannot guarantee that we will recognize any revenue from our backlog. The primary risks that could affect our ability to recognize such revenue are program schedule changes, contract modifications, and our ability to assimilate and deploy new consulting staff against funded backlog. In our recent experience, none of these or any of the following additional risks have had a material negative effect on our ability to realize revenue from our funded backlog: the unilateral right of the U.S. government to cancel multi-year contracts and related orders or to terminate existing contracts for convenience or default; cost cutting initiatives and other efforts to reduce U.S. government spending, such as the September 2010 initiatives proposed by the Secretary of Defense, which could reduce or delay funding for orders for services; delayed funding of our contracts due to delays in the completion of the U.S. government’s budgeting process and the use of continuing resolutions; in the case of unfunded backlog, the potential that funding will not be made available; and, in the case of priced options, the risk that our clients will not exercise their options. Funded backlog includes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the funded backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a pre-determined expiration date such as the end of the U.S. government’s fiscal year. The revenue value of orders included in funded backlog that has not been recognized as revenue due to period of performance expirations has not exceeded 6.6% of funded backlog as of the end of any of the eight fiscal quarters preceding the fiscal year ended March 31, 2011.

Operating Costs and Expenses

Costs associated with compensation and related expenses for our people are the most significant component of our operating costs and expenses. The principal factors that affect our costs are additional people as we grow our business and are awarded new contracts, task orders, and additional work under our existing contracts, and the hiring of people with specific skill sets and security clearances as required by our additional work. In conjunction with our initial public offering, our Board adopted a new compensation plan. We expect the equity compensation component of the new plan to reduce officer-related compensation expense included in cost of revenue and general and administrative expenses over the near term with such expense reduction to reverse over time.

Our most significant operating costs and expenses are described below.

•	Cost of Revenue. Cost of revenue includes direct labor, related employee benefits, and overhead. Overhead consists of indirect costs, including indirect labor relating to infrastructure, management and administration, and other expenses.

•	Billable Expenses. Billable expenses include direct subcontractor expenses, travel expenses, and other expenses incurred to perform on contracts.

•	General and Administrative Expenses. General and administrative expenses include indirect labor of executive management and corporate administrative functions, marketing and bid and proposal costs, and other discretionary spending.

•	Depreciation and Amortization. Depreciation and amortization includes the depreciation of computers, leasehold improvements, furniture and other equipment, and the amortization of internally developed software, as well as third-party software that we use internally, and of identifiable long-lived intangible assets over their estimated useful lives.

Income Taxes

Our NOL carryforwards, which as of March 31, 2011 was $148.8 million, is subject to Section 382 of the Internal Revenue Code. Section 382 of the Internal Revenue Code limits the use of a corporation’s NOLs and certain other tax benefits following a change in ownership of the corporation. We believe that it is more likely than not that the company will generate sufficient taxable income to fully realize the tax benefits of our NOL carryforwards over the next two years.

We also expect that our future cash tax payments will be further reduced by utilizing deductions created upon the exercise of employee stock options. In general, under current law, an exercise of a compensatory option to acquire our stock would create an income tax deduction in an amount equal to the excess of the fair market value of the stock subject to the option over the option exercise price. In connection with the acquisition (see “— The Acquisition”) we issued options under the Officers’ Rollover Stock Plan, referred to as Rollover options, of which options to purchase 11,645,910 shares (excluding fractional shares which will be redeemed for cash) were outstanding as of March 31, 2011. The Rollover options vest over the period from June 30, 2011 to June 30, 2013 and, once vested, are required to be exercised no later than 60 days (subject to extension by the Board) following specified exercise commencement dates ranging from June 30, 2011 to June 30, 2015 or such options will be forfeited. Assuming that all Rollover options vest in accordance with their terms, are exercised in accordance with the exercise schedule, and that the fair market value of our Class A Common Stock at the time of such exercises were equal to $18.01 per share, the closing market price of our Class A Common Stock on March 31, 2011, the expected reduction in our cash taxes over the exercise period for such options would be approximately $58.9 million in excess of the tax benefit for such awards reflected in our consolidated financial statements. There can be no assurance that any Rollover options will vest and be exercised or that the value of our Class A stock at the time of any exercise will not be less than the closing market price on March 31, 2011 or that any such tax deduction will be realized. Any increase or decrease in the price of our Class A Common Stock at the time of exercise would likewise have the effect of increasing (in the case of a decrease in stock price) or decreasing (in the case of an increase in stock price) our future cash tax payments.

In addition, we have issued options under the Equity Incentive Plan, referred to as EIP options, of which options to purchase 11,515,725 shares were outstanding prior to the initial public offering. These options were issued in connection with the Acquisition and initial grants to new officers. These outstanding EIP options vest over the period from June 30, 2011 to June 30, 2016 based on the continued employment of the holder and the fulfillment of certain performance targets. Options are exercisable any time between vesting and ten years after grant date ranging from June 30, 2019 to June 30, 2020. The exercise prices of EIP options outstanding as of March 31, 2011 range from $4.27 to $20.00 per share and the weighted average exercise price for such outstanding EIP options was $6.39. Assuming that all such options vest in accordance with their terms and are exercised, and that the fair market value of our Class A Common Stock at the time of such exercises were equal to $18.01 per share, the closing market price of our Class A Common Stock on March 31, 2011, the expected reduction in our cash taxes over the exercise period for such options would be approximately $31.2 million in excess of the tax benefit for such awards reflected in our consolidated financial statements. There can be no assurance that any such options will vest and be exercised, as to the timing of any exercise or that the value of our stock at the time of any such exercise will not be less than the closing market price on March 31, 2011 or that any such tax deduction will be realized. Any increase or decrease in the price of our Class A Common Stock at the time of exercise would likewise have the effect of increasing (in the case of a decrease in stock price) or decreasing (in the case of an increase in stock price) our future cash tax expense. Since the completion of our initial public offering, we have continued, and expect to continue, to issue EIP options under the Equity Incentive Plan to new hires and to current employees upon promotion, of which options to purchase 690,000 shares were outstanding as of March 31, 2011. The tax benefits related to the exercise of such options will be recognized in the future when the options are exercised.

During fiscal 2011, we reduced our liability for income taxes payable due to the exercise of 1,699,830 Rollover options (excluding fractional shares which were redeemed for cash) and 2,675,205 EIP options, resulting in the reduction of our cash taxes of approximately $8.1 million and $7.8 million, respectively.

Seasonality

The U.S. government’s fiscal year ends on September 30 of each year. It is not uncommon for U.S. government agencies to award extra tasks or complete other contract actions in the weeks before the end of its fiscal year in order to avoid the loss of unexpended fiscal year funds. In addition, we also have generally experienced higher bid and proposal costs in the months leading up to the U.S. government’s fiscal year end as we pursue new contract opportunities being awarded shortly after the U.S. government fiscal year end as new opportunities are expected to have funding appropriated in the U.S. government’s subsequent fiscal year. We may continue to experience this seasonality in future periods, and our future periods may be affected by it.

Seasonality is just one of a number of factors, many of which are outside of our control, which may affect our results in any period. See “Item 1A. Risk Factors.”

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Management evaluates these estimates and assumptions on an ongoing basis. Our estimates and assumptions have been prepared on the basis of the most current reasonably available information. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies, including the critical policies and practices listed below, are more fully described and discussed in the notes to the consolidated financial statements. We consider the following accounting policies to be critical to an understanding of our financial condition and results of operations because these policies require the most difficult, subjective or complex judgments on the part of our management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain, and are the most important to our financial condition and operating results.

Revenue Recognition and Cost Estimation

Substantially all of our revenue is derived from contracts to provide professional services to the U.S. government and its agencies. In most cases, we recognize revenue as work is performed. We recognize revenue for cost-plus-fixed-fee contracts with the U.S. government as hours are worked based on reimbursable and allowable costs, recoverable indirect costs and an accrual for the fixed fee component of these contracts. Many of our U.S. government contracts include award fees, which are earned based on the client’s evaluation of our performance. We have significant history with the client for the majority of contracts on which we earn award fees. That history and management monitoring of performance form the basis for our ability to estimate such fees over the life of the contract. Based on these estimates, we recognize award fees as work on the contracts is performed.

Revenue earned under time-and-materials contracts is recognized as hours are worked based on contractually billable rates to the client. Costs on time-and-materials contracts are expensed as incurred.

For fixed-price contracts, we recognize revenue on the percentage-of-completion basis with progress toward completion of a particular contract based on actual costs incurred relative to total estimated costs to be incurred over the life of the contract. Profits on fixed-price contracts result from the difference between the incurred costs and the revenue earned. This method is followed where reasonably dependable estimates of revenue and costs under the contract can be made. Estimates of total contract revenue and costs are regularly reviewed and recorded revenue and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenue and income, and are reflected in the financial statements in the periods in which they are first identified. If our estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Estimating costs under our long-term contracts is complex and involves significant judgment. Factors that must be considered in making estimates include labor productivity and availability, the nature and technical complexity of the work to be performed, potential performance delays, warranty obligations, availability and timing of funding from the client, progress toward completion, and recoverability of claims. Adjustments to original estimates are often required as work progresses and additional information becomes known, even though the scope of the work required under the contract may not change. Any adjustment as a result of a change in estimates is made when facts develop, events become known, or an adjustment is otherwise warranted, such as in the case of a contract modification. We have procedures and processes in place to monitor the actual progress of a project against estimates and our estimates are updated if circumstances are warranted.

Goodwill and Intangible Assets Impairment

We test goodwill for impairment at the reporting unit level on an annual basis or if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As the consolidated entity represents the only component that constitutes a business whereby discrete financial information is available, we concluded that we have one reporting unit, which is the same as our single operating segment. We estimate the fair value of our reporting unit by applying an equal weighting to both the income and market approaches. We assess the valuation methodology based upon the relevance and availability of data at the time we perform the valuation and weight the methodologies appropriately.

For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecast to estimate future cash flows and include a 3.0% estimate of the long-term future growth rate based on the outlook for our business. Actual results may differ from those assumed in our forecasts. We derive our discount rate using a capital asset pricing model and analyze published rates for companies relevant to our reporting unit. We use a discount rate that is commensurate with the risks and uncertainty inherent in our business and in our internally developed forecast. The discount rate used in our valuation was 10.5%. For purposes of the market approach, fair value is determined by applying valuation multiples derived from other publicly traded company stock prices and enterprise values, as well as relevant observable information generated by market transactions involving comparable businesses.

We perform our annual testing for impairment of goodwill as of January 1 of each year. The fair value of our reporting unit as of January 1, 2011 exceeded its carrying value by 250.2%. For the year ended March 31, 2011, there were no triggering events indicative of goodwill or intangible assets impairment.

Stock-Based Compensation

We use the Black-Scholes option-pricing model to determine the estimated fair value for stock options. Critical inputs into the Black-Scholes option-pricing model include the following: option exercise price; fair value of the stock price; expected life of the option; annualized volatility of the stock; annual rate of quarterly dividends on the stock; and risk-free interest rate.

As we have no plans to issue regular dividends, a dividend yield of zero is used in the Black-Scholes option-pricing model. Expected volatility is calculated as of each grant date based on reported data for a peer group of publicly traded companies for which historical information is available. We will continue to use peer group volatility information until we have established enough historical volatility to measure expected volatility for future option grants. Other than the expected life of the option, volatility is the most sensitive input to our option grants. To be consistent with all other implied calculations, the same peer group used to calculate other implied metrics is also used to calculate implied volatility. While we are not aware of any news or disclosures by our peers that may impact their respective volatility, there is a risk that peer group volatility may increase, thereby increasing any prospective future compensation expense that will result from future option grants.

The risk-free interest rate used in the Black-Scholes option-pricing model is determined by referencing the U.S. Treasury yield curve rates with the remaining term equal to the expected life assumed at the date of grant. Due to the lack of historical exercise data, the average expected life is estimated based on internal qualitative and quantitative factors. As we obtain data associated with future exercises, the useful life of future grants will be adjusted accordingly.

Forfeitures are estimated based on our historical analysis of attrition levels. Forfeiture estimates will be updated annually for actual forfeitures. We do not expect this assumption to change materially, as attrition levels associated with new option grants have not materially changed.

As our Class A Common Stock was not publicly traded until November 16, 2010, we previously obtained contemporaneous valuations by an independent valuation specialist for our fair value determinations. The valuations were based on several generally accepted valuation techniques: a discounted cash flow analysis, a comparable public company analysis, and for the most recent valuation, a comparative transaction analysis. Estimates used in connection with the discounted cash flow analysis were consistent with the plans and estimates that we use to manage the business although there is inherent uncertainty in these estimates. The valuation analysis resulted in a range of derived values with the final value selected and approved by our Compensation Committee. The completion of the initial public offering has added value to the shares due to, among other things, increased liquidity and marketability; however, the extent (if any) of such additional value cannot be measured with precision or certainty and the shares could suffer a decrease in value. As a public company, we now use the closing price of our Class A Common Stock on the grant date for valuation purposes.

Accounting for Income Taxes

Provisions for federal and state income taxes are calculated from the income reported on our financial statements based on current tax law and also include the cumulative effect of any changes in tax rates from those previously used in determining deferred tax assets and liabilities. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for purposes of preparing financial statements than for income tax purposes.

Significant judgment is required in determining income tax provisions and evaluating tax positions. We establish reserves for income tax when, despite the belief that our tax positions are supportable, there remains uncertainty in a tax position in our previously filed income tax returns. For tax positions where it is more likely than not that a tax benefit will be sustained, we record the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. To the extent we prevail in matters for which accruals have been established or are required to pay amounts in excess of reserves, our effective tax rate in a given financial statement period may be materially impacted.

The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the value of these assets. If we are unable to generate sufficient future taxable income in these jurisdictions, a valuation allowance is recorded when it is more likely than not that the value of the deferred tax assets is not realizable.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board during fiscal 2011 and through the filing date did not and are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Segment Reporting

We report operating results and financial data in one operating and reportable segment. We manage our business as a single profit center in order to promote collaboration, provide comprehensive functional service offerings across our entire client base, and provide incentives to employees based on the success of the organization as a whole. Although certain information regarding served markets and functional capabilities is discussed for purposes of promoting an understanding of our complex business, we manage our business and allocate resources at the consolidated level of a single operating segment.

The Acquisition

On July 31, 2008, pursuant to the merger agreement, the then-existing shareholders of Booz Allen Hamilton completed the spin off and sale of the commercial and international business to the commercial partners and the acquisition of Booz Allen Hamilton by Carlyle, through the merger of Booz Allen Hamilton with a wholly-owned indirect subsidiary of Booz Allen Holding. Booz Allen Holding was formed for the purpose of Carlyle indirectly acquiring Booz Allen Hamilton and was capitalized through (1) the sale of $956.5 million of shares of Class A Common Stock by Booz Allen Holding to Coinvest, an entity controlled by Carlyle and certain of its investment funds, and (2) $1,240.3 million of net proceeds from indebtedness incurred under our senior secured loan facilities and our mezzanine credit facility. Booz Allen Holding acquired Booz Allen Hamilton for total consideration of $1,828.0 million. The acquisition consideration was allocated to the acquired net assets, identified intangibles assets of $353.8 million, and goodwill of $1,163.5 million.

In connection with the acquisition, Booz Allen Holding exchanged certain shares of its common stock for previously issued and outstanding shares of Booz Allen Hamilton. Fully vested shares of Booz Allen Hamilton were exchanged for vested shares of Booz Allen Holding, with a fair value of $79.7 million. This amount was included as a component of the total acquisition consideration. Booz Allen Holding also issued restricted shares and options in exchange for previously issued and outstanding stock rights of Booz Allen Hamilton. Based on the vesting terms of the newly issued Booz Allen Holding Class C Restricted Common Stock and the new options granted under the Officers’ Rollover Stock Plan, the fair value of those awards, $147.4 million, is recognized as compensation expense by us subsequent to the acquisition as the restricted common stock and stock options vest over a period of three to five years.

The Recapitalization Transaction

On December 11, 2009, we consummated the Recapitalization Transaction, which included amendments of our then effective senior secured credit agreement and the credit agreement governing our mezzanine credit facility to, among other things, add the $350.0 million Tranche C term facility under our senior secured loan facilities and waive certain covenants to permit the Recapitalization Transaction. Net proceeds from the Tranche C terms loans of $341.3 million, along with cash on hand, were used to fund Booz Allen Hamilton’s dividend payment of $497.5 million, or $4.642 per share, to all issued and outstanding shares of Booz Allen Holding’s Class A Common Stock, Class B Non-Voting Common Stock, and Class C Restricted Common Stock. We also repaid a portion of the deferred payment obligation in the amount of $100.4 million, including $22.4 million in accrued interest. As required by the Officers’ Rollover Stock Plan and the Equity Incentive Plan, the exercise price per share of each outstanding option was reduced in an amount equal to the reduction in the value of the common stock as a result of the dividend. Because the reduction in share value exceeded the exercise price for certain of the options granted under the Officers’ Rollover Stock Plan, the exercise price for those options was reduced to the par value of the shares issuable on exercise, and the holders became entitled to receive on the option’s fixed exercise date a cash payment equal to the excess of the reduction in share value as a result of the dividend over the reduction in exercise price, subject to vesting of the relation options. As of March 31, 2011, the total obligations for these cash payments was $40.4 million.

Basis of Presentation

Booz Allen Hamilton was indirectly acquired by Carlyle on July 31, 2008. Immediately prior to the acquisition, Booz Allen Hamilton spun off its commercial and international business and retained its U.S. government business. The accompanying consolidated financial statements are presented for (1) the “Predecessor,” which are the financial statements of Booz Allen Hamilton for the period preceding the acquisition, and (2) the “Company,” which are the financial statements of Booz Allen Holding and its consolidated subsidiaries for the period following the acquisition. Prior to the acquisition, Booz Allen Hamilton’s U.S. government business is presented as the continuing operations of the Predecessor. The Predecessor’s consolidated financial statements have been presented for the four months ended July 31, 2008. The operating results of the commercial and international business that was spun off by Booz Allen Hamilton effective July 31, 2008 have been presented as discontinued operations in the Predecessor consolidated financial statements and the related notes included in this Annual Report. The Company’s consolidated financial statements for periods subsequent to the acquisition have been presented for fiscal 2011, fiscal 2010, and from August 1, 2008 through March 31, 2009. The Predecessor’s financial statements may not necessarily be indicative of the cost structure or results of operations that would have existed if the U.S. government business operated as a stand-alone, independent business. The acquisition was accounted for as a business combination, which resulted in a new basis of accounting. The Predecessor’s and the Company’s financial statements are not comparable as a result of applying a new basis of accounting. See Notes 1, 2, 4, and 23 to our consolidated financial statements for additional information regarding the acquisition and discontinued operations.

The spin off of the commercial and international business, the acquisition of a majority ownership by Carlyle, the related application of the purchase accounting method and changes in our outstanding debt resulted in significant changes in, among other things, asset values, amortization expense, and interest expense. Additionally, the Predecessor’s net loss for the four months ended July 31, 2008 includes approximately $1.5 billion of stock compensation expense related to the accelerated vesting of a portion of existing rights to purchase common stock of the Company and the mark-up of the Predecessor’s common stock to fair market value in anticipation of the acquisition. The acquisition purchase price was allocated to the Company’s net tangible and identifiable intangible assets based upon their fair values as of August 1, 2008. The excess of the purchase price over the fair value of the net tangible and identifiable assets was recorded as goodwill.

Results of Operations

The following table sets forth items from our consolidated statements of operations for the periods indicated. Included in the table below and set forth in the following discussion are unaudited pro forma results of operations for the twelve months ended March 31, 2009, or pro forma 2009, assuming the acquisition had been completed as of April 1, 2008. The unaudited pro forma consolidated results of operations for fiscal 2009 are based on our historical audited consolidated financial statements included elsewhere in this Annual Report, adjusted to give pro forma effect to the acquisition.

The unaudited pro forma consolidated results of operations for fiscal 2009 are presented because management believes it provides a meaningful comparison of operating results enabling twelve months of fiscal 2009, adjusted for the impact of the acquisition, to be compared with fiscal 2010. The unaudited pro forma consolidated financial statements are for informational purposes only and do not purport to represent what our actual results of operations would have been if the acquisition had been completed as of April 1, 2008 or that may be achieved in the future. The unaudited pro forma consolidated financial information and the accompanying notes should be read in conjunction with our historical audited consolidated financial statements and related notes appearing elsewhere in this Annual Report and other financial information contained in “Item 1A. Risk Factors” and “Item 6. Selected Financial Data” in this Annual Report.

	The Company						Predecessor
			Pro Forma
	Fiscal Year	Fiscal Year	Fiscal Year			Eight Months	Four Months
	Ended	Ended	Ended			Ended	Ended	Fiscal 2011	Fiscal 2010
	March 31,	March 31,	March 31,	Pro Forma		March 31,	July 31,	Versus	Versus
	2011	2010	2009	Adjustments		2009	2008	Fiscal 2010	Pro Forma 2009
	(In thousands)
Revenue	$5,591,296	$5,122,633	$4,351,218	—		$2,941,275	$1,409,943	9.1%	17.7%
Operating costs and expenses:
Cost of revenue	2,836,955	2,654,143	2,296,335	6,586	(a)	1,566,763	722,986	6.9%	15.6%
Billable expenses	1,473,266	1,361,229	1,158,320	—		756,933	401,387	8.2%	17.5%
General and administrative expenses	881,028	811,944	723,827	(508,328	)(b)	505,226	726,929	8.5%	12.2%
Depreciation and amortization	80,603	95,763	106,335	14,740	(c)	79,665	11,930	(15.8)%	(9.9)%

Total operating costs and expenses	5,271,852	4,923,079	4,284,817	—		2,908,587	1,863,232	7.1%	14.9%

Operating income (loss)	319,444	199,554	66,401	—		32,688	(453,289)	60.1%	200.5%
Interest expense	(131,892)	(150,734)	(146,803)	(47,691	)(d)	(98,068)	(1,044)	(12.5)%	2.7%
Other, net	(59,488)	174	5,130	—		4,450	680	(34,288.5)%	(96.6)%

Income (loss) from continuing operations and before income taxes	128,064	48,994	(75,272)	—		(60,930)	(453,653)	161.4%	(165.1)%
Income tax expense (benefit) from continuing operations	43,370	23,575	(25,831)	52,425	(e)	(22,147)	(56,109)	84.0%	(191.3)%

Income (loss) from continuing operations	84,694	25,419	$(49,441)	—		(38,783)	(397,544)	233.2%	(151.4)%

Loss from discontinued operations, net of taxes	—	—				—	(848,371)	0.0%

Net income (loss)	$84,694	$25,419				$(38,783)	$(1,245,915)	233.2%

(a)	Reflects additional stock-based compensation expense associated with options issued in exchange for stock rights under the stock rights plan that existed prior to the closing of the acquisition for $6.6 million (see Note 17 to our consolidated financial statements for additional information on our stock-based compensation).

(b)	Consists of the following adjustments:

• Increase to rent expense of $1.8 million due to the elimination of the July 31, 2008 deferred rent liability in accordance with the accounting treatment of leases associated with the acquisition accounted for as a business combination;

• Increase to management fees paid to Carlyle of $333,000 (see Note 18 to our consolidated financial statements for additional information regarding the management fees);

• Additional stock-based compensation expense of $13.4 million associated with options issued in exchange for stock rights under the stock rights plan that existed prior to the closing of the acquisition (see Note 17 to our consolidated financial statements for additional information on our stock-based compensation);

• Reversal of $511.7 million for a one-time acceleration of stock rights and the fair value mark-up of redeemable common shares immediately prior to the acquisition; and

• Reversal of certain related transaction costs of $12.2 million.

(c)	Reflects $14.7 million of intangible assets amortization and depreciation of the fair value write-up on fixed assets recorded with the acquisition.

(d)	Consists of the following adjustments:

• Reversal of interest expense of $1.0 million recorded during the four months ended July 31, 2008 related to the Predecessor’s previous debt outstanding prior to the acquisition; and

• Incurrence of additional interest expense of $48.7 million associated with our new senior secured loan facilities and mezzanine credit facility established in conjunction with the acquisition.

(e)	Reflects tax effect of the cumulative pro forma adjustments.

Fiscal 2011 Compared to Fiscal 2010

Revenue

Revenue increased to $5,591.3 million from $5,122.6 million, or a 9.1% increase. The increase in revenue was primarily driven by the deployment during fiscal 2011 of approximately 1,500 net additional consulting staff against funded backlog. Consulting staff increased during the period due to recruiting efforts, resulting in additions to consulting staff in excess of attrition. Additions to funded backlog during fiscal 2011 totaled $7.5 billion, as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options.

Cost of Revenue

Cost of revenue increased to $2,837.0 million from $2,654.1 million, or a 6.9% increase. This increase was primarily due to increases in salaries and salary-related benefits of $183.3 million and employer retirement plan contributions of $13.9 million. The increase in salaries and salary-related benefits was driven by headcount growth of approximately 1,500 net additional consulting staff during fiscal 2011 and annual base salary increases. The increase in employer retirement plan contributions was due to an increase in the number of employees who completed one year of service and became eligible to participate in our defined contribution plan, the Employees’ Capital Accumulation Plan, or ECAP.

The cost of revenue increase was partially offset by decreases of $14.5 million in incentive compensation and $13.5 million in stock-based compensation expense for Rollover and EIP options for Class A Common Stock and restricted shares, in each case issued in connection with the acquisition (stock-based compensation expense related to Rollover options and restricted shares issued in connection with the acquisition and the initial grant of EIP options, collectively referred to as acquisition-related compensation expenses). The decrease in incentive compensation was primarily due to a decrease in the number of senior personnel eligible for incentive compensation engaged in day-to-day client management roles and an amendment to the officers’ compensation plan such that a portion of incentive compensation will be paid in stock-based compensation, rather than cash, and will vest over a three year period. The decrease in acquisition-related compensation expense was primarily due to a decrease in expense recognition compared to the prior fiscal year due to the application of the accounting method for recognizing stock-based compensation, which requires higher expenses initially and declining expenses in subsequent years. The decrease in the number of senior personnel eligible for incentive compensation engaged in day-to-day client management roles and the related increase in the number of senior personnel eligible for incentive compensation engaged in internal management, development and strategic planning discussed under general and administrative expenses reflects an internal realignment of such senior personnel to better address the changing needs of our company primarily as a result of general business growth. Cost of revenue as a percentage of revenue was 50.7% and 51.8% in fiscal 2011 and fiscal 2010, respectively.

Billable Expenses

Billable expenses increased to $1,473.3 million from $1,361.2 million, or an 8.2% increase. This increase was primarily due to increased subcontractor-related expenses of $108.6 million and was partially offset by decreases in travel and material expenses of $13.5 million. The increase in direct subcontractor expenses was primarily attributable to increased use of subcontractors. Billable expenses as a percentage of revenue were 26.3% and 26.6% in fiscal 2011 and fiscal 2010, respectively.

General and Administrative Expenses

General and administrative expenses increased to $881.0 million from $811.9 million, or an 8.5% increase. This increase was primarily due to increases in salaries and salary-related benefits of $68.6 million, incentive compensation of $6.0 million, employer retirement plan contributions of $4.4 million, and other expenses associated with increased headcount across our general corporate functions, including finance, accounting, legal, and human resources, to support our transition from a private to a public company and to support the increased scale of our business. The increase in incentive compensation was due to an increased number of senior personnel eligible for incentive compensation engaged in internal management, development, and strategic planning as a result of the internal realignment described above under Cost of Revenue. The increase in incentive compensation is net of the impact of the amendment to the officers’ compensation plan such that a portion of incentive compensation will be paid in stock-based compensation, rather than cash, and will vest over a three year period. Incentive compensation paid in cash is recognized ratably over the fiscal year, as compared to stock-based awards, which are recognized over the vesting period.

The increase in general and administrative expenses was partially offset by a decrease of $22.6 million in acquisition-related compensation expenses. The decrease in acquisition-related compensation expense was primarily due to a decrease in expense recognition compared to the prior fiscal year due to the application of the accounting method for recognizing stock-based compensation, which requires higher expenses initially and declining expenses in subsequent years. General and administrative expenses as a percentage of revenue were 15.8% and 15.9% for fiscal 2011 and fiscal 2010, respectively.

Depreciation and Amortization

Depreciation and amortization decreased to $80.6 million from $95.8 million, or a 15.8% decrease. This decrease was primarily due to a decrease of $12.0 million in the amortization of our intangible assets, which includes below market rate leases and contract backlog that were recorded in connection with the acquisition and are amortized based on contractual lease terms and projected future cash flows, respectively, thereby reflecting higher amortization expense initially and declining expense in subsequent periods. Intangible asset amortization expense decreased to $2.4 million per month in fiscal 2011 compared to $3.4 million per month in fiscal 2010.

Interest Expense

Interest expense decreased to $131.9 million from $150.7 million, or a 12.5% decrease. This decrease was primarily due to an $11.0 million decrease in contractually obligated interest expense as a result of the repayment of indebtedness outstanding under our mezzanine credit facility and the refinancing of our senior secured loan facilities at lower interest rates during fiscal 2011. The decrease was also due to a $5.8 million reduction in interest expense on the deferred payment obligation. In December 2009, we repaid $78.0 million of the original deferred payment obligation plus accrued interest of $22.4 million. Interest continues to be accrued subsequent to December 2009 on the remaining $80.0 million of the deferred payment obligation.

Interest is accrued on our $1.0 billion outstanding debt principal balance as of March 31, 2011 at contractually specified rates ranging from 2.8% to 4.0%, and is generally required to be paid to our syndicate of lenders on a quarterly basis.

Other, Net

Other, net decreased to an expense of $59.5 million from income of $174,000 primarily due to the write-off of ratable portions of debt issuance costs, or DIC, and original issue discount, or OID, and prepayment penalties incurred in connection with optional repayments of indebtedness outstanding under our then effective senior secured loan facilities and our mezzanine credit facility during fiscal 2011. The optional repayments of indebtedness outstanding under the senior secured loan facilities and mezzanine credit facility, and the associated prepayment penalties and write-off of DIC and OID during fiscal 2011 were as follows:

		Principal	Prepayment	Write-Off of	Write-Off of	Total
Period	Term Facility	Payment	Penalties	DIC	OID	Expense
	(In thousands)

Three months ended March 31, 2011	Tranche A, B and C Loans	$1,021,463	$—	$11,374	$6,432	$17,806
	Mezzanine	222,076	6,662	8,287	1,768	16,717
Three months ended December 31, 2010	Mezzanine	242,924	7,288	9,251	1,974	18,513
Three months ended September 30, 2010	Mezzanine	85,000	2,550	3,359	732	6,641

		$1,571,463	$16,500	$32,271	$10,906	$59,677

Income Tax Expense from Continuing Operations

The effective tax rate decreased to 33.9% from 48.1% primarily due to the reduction in income tax reserves as a result of an expiring statute of limitations. Based on management’s conclusion that the uncertain tax positions related to the statute lapse were effectively settled, $11.0 million of tax reserves, including accrued interest and penalties, were released, which reduced the effective tax rate for fiscal 2011 by 8.6%.

Fiscal 2010 Compared to Pro Forma 2009

Revenue

Revenue increased to $5,122.6 million from $4,351.2 million, or a 17.7% increase. This revenue increase was primarily driven by the deployment during fiscal 2010 of approximately 1,500 net additional consulting staff against funded backlog. Consulting staff increased during the period due to ongoing recruiting efforts, resulting in additions to consulting staff in excess of attrition. Additions to funded backlog during fiscal 2010 totaled $5.3 billion as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated and the exercise and subsequent funding of priced options.

Cost of Revenue

Cost of revenue increased to $2,654.1 million from $2,296.3 million, or a 15.6% increase, primarily due to increases in salaries and salary-related benefits of $347.4 million and employer retirement plan contributions of $27.8 million. The increase in salaries and salary-related benefits was driven by headcount growth of approximately 1,500 net additional consulting staff during fiscal 2010. The increase in employer retirement plan contributions was due to an increase in the number of employees who completed one year of service and became eligible to participate in our ECAP. The cost of revenue increase was partially offset by decreases in incentive compensation of $13.9 million and $4.5 million in acquisition-related compensation expense. The decrease in incentive compensation was primarily due to a decrease in the number of senior personnel eligible for incentive compensation engaged in day-to-day client management roles, and the decrease in acquisition-related compensation expense was primarily due to a decrease in expense recognition compared to the prior year period due to the application of the accounting method for recognizing stock-based compensation, which requires higher expenses initially and declining expenses in subsequent years. The decrease in the number of senior personnel eligible for incentive compensation engaged in day-to-day client management roles and the related increase in the number of senior personnel eligible for incentive compensation engaged in internal management, development and strategic planning discussed under general and administrative expenses reflects an internal realignment of such senior personnel to better address the changing needs of our company primarily as a result of business growth generally. Cost of revenue was 51.8% and 52.8% of revenue for fiscal 2010 and pro forma 2009, respectively.

Billable Expenses

Billable expenses increased to $1,361.2 million from $1,158.3 million, or a 17.5% increase, primarily due to increased direct subcontractor expenses and, to a lesser extent, increases for travel and material expenses incurred to support delivery of additional services to our clients under new and existing contracts. The increase in direct subcontractor expenses was primarily attributable to increased use of subcontractors due to increased funded backlog. Billable expenses as a percentage of revenue were 26.6% for each of fiscal 2010 and pro forma 2009.

General and Administrative Expenses

General and administrative expenses increased to $811.9 million from $723.8 million, or a 12.2% increase, primarily due to increases in salaries and salary-related benefits of $51.7 million, occupancy costs of $33.0 million, and incentive compensation of $32.0 million, which was primarily due to an increase in the number of senior personnel that became generally eligible for incentive compensation and increased compensation under our annual performance bonus program, as well as an increase in the number of senior personnel eligible for incentive compensation engaged in internal management, development, and strategic planning. The increase in general and administrative expenses was also due to an increase in employer retirement plan contributions of $9.8 million, costs associated with review of internal controls of $1.4 million and other expenses associated with increased headcount across our general corporate functions, including finance, accounting, legal, and human resources to prepare us for operating as a public company and support the increased scale of our business. The increase in general and administrative expenses was partially offset by a decrease of $16.1 million in fiscal 2010 compared to pro forma 2009 of transaction expenses. Transaction expenses in fiscal 2010 related to the payment of special dividends to holders of record of our Class A Common Stock, Class B Non-Voting Common Stock and Class C Restricted Stock as of July 29, 2009 and December 8, 2009, and transaction expenses in pro forma 2009 related to the acquisition, including legal, tax and accounting expenses. The increase in general and administrative expenses was also impacted by a decrease of $9.0 million in acquisition-related compensation expense, which was principally due to the accounting method for recognizing stock-based compensation expense. General and administrative expenses as a percentage of revenue declined to 15.9% from 16.6% for fiscal 2010 and pro forma 2009, respectively, due to our leveraging of our corporate infrastructure over a larger revenue base.

Depreciation and Amortization

Depreciation and amortization decreased to $95.8 million from $106.3 million, or a 9.9% decrease, primarily due to a decrease of $17.2 million in the amortization of our intangible assets, including below market rate leases and contract backlog that were recorded in connection with the acquisition and amortized based on contractual lease terms and projected future cash flows, respectively, thereby reflecting higher amortization expense initially, and declining expense in subsequent periods. Intangible asset amortization expense decreased to $3.4 million per month in fiscal 2010 compared to $4.8 million per month in pro forma 2009.

Interest Expense

Interest expense increased to $150.7 million from $146.8 million, or a 2.7% increase, primarily due to debt incurred in connection with the Recapitalization Transaction in December 2009, which includes an increase of $2.6 million in DIC amortization. Interest is accrued on our $1,568.6 million of debt as of March 31, 2010 at contractually specified rates ranging from 4.0% to 13.0%, and is generally required to be paid to our syndicate of lenders each quarter. This increase was partially offset by a decrease in interest expense related to the deferred payment obligation. In December 2009, we repaid $78.0 million of the original deferred payment obligation plus interest accrued on the deferred payment obligation of $22.4 million. Interest continues to be accrued subsequent to December 2009 on the remaining $80.0 million of the deferred payment obligation.

Income Tax Expense (Benefit) from Continuing Operations

The effective tax rate increased to an expense of 48.1% from a benefit of (34.3%) primarily due to an increase in federal and state income taxes as a result of pre-tax income in fiscal 2010 compared to a pre-tax loss in the comparison period. Our non-deductible meals and entertainment expenses remained relatively consistent in the comparable periods, resulting in less of an impact on the rate in fiscal 2010 as pre-tax earnings increased. The tax expense calculated using this effective tax rate does not equate to current cash tax payments since existing NOLs were used to reduce our tax obligations.

Fiscal 2010 Compared to Eight Months Ended March 31, 2009

Revenue

Revenue increased to $5,122.6 million from $2,941.3 million, or a 74.2% increase, primarily due to twelve months of operations included in fiscal 2010 compared to eight months of operations included in the comparison period. This revenue increase was primarily driven by the deployment during fiscal 2010 of approximately 1,500 net additional consulting staff against funded backlog. Additions to funded backlog during fiscal 2010 totaled $5.3 billion as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated and the exercise and subsequent funding of priced options.

Cost of Revenue

Cost of revenue increased to $2,654.1 million from $1,566.8 million, or a 69.4% increase, primarily due to twelve months of operations included in fiscal 2010 compared to eight months of operations included in the comparison period. Increased salaries and salary-related benefits of $987.5 million, employer retirement plan contributions of $76.3 million, incentive compensation of $24.5 million, and acquisition-related compensation expense of $2.1 million also contributed to the increase. The increase in salaries and salary-related benefits was driven by headcount growth of approximately 1,500 net additional consulting staff during fiscal 2010. Cost of revenue was 51.8% and 53.3% of revenue for fiscal 2010 and the eight months ended March 31, 2009, respectively.

Billable Expenses

Billable expenses increased to $1,361.2 million from $756.9 million, or a 79.8% increase, primarily due to twelve months of operations included in fiscal 2010 compared to eight months of operations included in the comparison period. An increase in direct subcontractor expenses of $569.7 million and travel expenses of $32.5 million, incurred to support delivery of additional services to our clients under new and existing contracts, also contributed to the increase. Billable expenses as a percentage of revenue were 26.6% and 25.7% for fiscal 2010 and the eight months ended March 31, 2009, respectively.

General and Administrative Expenses

General and administrative expenses increased to $811.9 million from $505.2 million, or a 60.7% increase, primarily due to twelve months of operations included in fiscal 2010 compared to eight months of operations included in the comparison period. This increase also reflects increased salaries and salary-related benefits of $124.1 million, incentive compensation of $37.4 million, employer retirement plan contributions of $14.6 million, acquisition-related compensation expense of $4.3 million, and other expenses associated with increased headcount across our general corporate functions, including finance, accounting, legal, and human resources, to prepare us for operating as a public company and to support the increased scale of our business. General and administrative expenses as a percentage of revenue were 15.9% and 17.2% for fiscal 2010 and the eight months ended March 31, 2009, respectively. General and administrative expenses as a percentage of revenue declined in fiscal 2010 as compared to the eight months ended March 31, 2009 as we continued to leverage our corporate infrastructure over a larger revenue base.

Depreciation and Amortization

Depreciation and amortization increased to $95.8 million from $79.7 million, or a 20.2% increase, primarily due to twelve months of operations included in fiscal 2010 compared to eight months of operations included in the comparison period. This increase also reflects the amortization of certain of our intangible assets, including below-market rate leases and contract backlog, that were recorded in connection with the acquisition and amortized based on contractual lease terms and projected future cash flows, respectively.

Interest Expense

Interest expense increased to $150.7 million from $98.1 million, or a 53.7% increase, primarily due to twelve months of operations included in fiscal 2010 compared to eight months of operations included in the comparison period. Debt incurred in connection with the Recapitalization Transaction in December 2009 also contributed to the increase. In connection with the Recapitalization Transaction, we amended and restated our senior secured credit agreement to add the Tranche C terms loans. Interest is accrued on our $1,568.6 million of debt as of March 31, 2010 at contractually specified rates ranging from 4.0% to 13.0%, and is generally required to be paid to our syndicate of lenders each quarter. In December 2009, we also repaid $78.0 million of the original deferred payment obligation plus interest accrued on the deferred payment obligation of $22.4 million. Interest continues to be accrued subsequent to December 2009 on the remaining $80.0 million of the deferred payment obligation.

Income Tax Expense (Benefit) from Continuing Operations

The effective tax rate increased to an expense of 48.1% from a benefit of (36.3%) primarily due to an increase in federal and state income taxes as a result of pre-tax income in fiscal 2010 compared to a pre-tax loss in the comparison period. Our non-deductible meals and entertainment expenses remained relatively consistent in the comparable periods, resulting in less of an impact on the rate in fiscal 2010 as pre-tax earnings increased. The tax expense calculated using this effective tax rate does not equate to current cash tax payments since existing NOLs were used to reduce our tax obligations.

Eight Months Ended March 31, 2009 Compared to Four Months Ended July 31, 2008

Revenue

Revenue increased to $2,941.3 million from $1,409.9 million, or a 108.6% increase, primarily due to eight months of operations included in the eight months ended March 31, 2009 compared to four months of operations included in the comparison period.

Cost of Revenue

Cost of revenue increased to $1,566.8 million from $723.0 million, or a 116.7% increase, primarily due to eight months of operations included in the eight months ended March 31, 2009 compared to four months of operations included in the comparison period. In the eight months ended March 31, 2009, we experienced increased salaries and salary-related benefits of $692.1 million, employer retirement plan contributions of $56.1 million, incentive compensation of $45.3 million, and acquisition-related compensation expense of $20.5 million,. The increase in salary and salary-related benefits resulted from our need to staff new contract and task order awards as well as additional work under existing contracts. Cost of revenue was 53.3% and 51.3% of revenue for the eight months ended March 31, 2009 and the four months ended July 31, 2008, respectively.

Billable Expenses

Billable expenses increased to $756.9 million from $401.4 million, or a 88.6% increase, primarily due to eight months of operations included in the eight months ended March 31, 2009 compared to four months of operations included in the comparison period. Billable expenses as a percentage of revenue were 25.7% and 28.5% in the eight months ended March 31, 2009 and the four months ended July 31, 2008, respectively. The decrease in billable expenses as a percentage of revenue in the eight months ended March 31, 2009 was due to a higher proportion of subcontractor and material spending in the four months ended July 31, 2008.

General and Administrative Expenses

General and administrative expenses decreased to $505.2 million from $726.9 million, or a 30.5% decrease, primarily related to stock-based compensation expense of $511.7 million associated with a one-time acceleration of stock rights and the fair value mark-up of redeemable common shares immediately prior to the acquisition in July 2008 compared to $41.6 million of acquisition-related compensation expense in the eight months ended March 31, 2009. The decrease was partially offset by an increase in salaries and salary-related expenses of $69.4 million, incentive compensation of $28.9 million, and other expenses during the eight months ended March 31, 2009 as we increased headcount across our general corporate functions following the acquisition. General and administrative expenses as a percentage of revenue were 17.2% and 51.6% in the eight months ended March 31, 2009 and the four months ended July 31, 2008, respectively.

Depreciation and Amortization

Depreciation and amortization increased to $79.7 million from $11.9 million primarily due to the amortization of certain of our intangible assets recorded in connection with the acquisition. The increase also reflects eight months of operations included in the eight months ended March 31, 2009 compared to four months of operations included in the comparison period.

Interest Expense

Interest expense increased to $98.1 million from $1.0 million primarily due to debt incurred in connection with the acquisition. Prior to the acquisition, our debt consisted of an unsecured line of credit in the amount of $245.0 million, which accrued interest at an interest rate of 3.05% for the four months ended July 31, 2008. In connection with the acquisition in July 2008, we incurred significant interest-bearing debt with a syndicate of lenders which held two term loans under our senior secured loan facilities and a mezzanine loan under our mezzanine credit facility. During the eight months ended March 31, 2009, interest was accrued on our debt at contractually specified rates ranging from 4.0% to 13.0%, and was generally paid to our syndicate of lenders each quarter. Additionally, in connection with the acquisition, we incurred a $158.0 million deferred payment obligation, which accrues interest at a rate of 5.0% per six-month period.

Income Tax Benefit from Continuing Operations

The effective tax benefit increased to 36.3% from 12.4% primarily due to non-deductible acquisition-related costs, primarily equity compensation, in the four months ended July 31, 2008, for which there was no corresponding tax benefit. The tax expense calculated using this effective tax rate does not equate to current cash tax payments since existing NOLs were used to reduce our tax obligations.

Liquidity and Capital Resources

We have historically been able to generate sufficient cash to fund our operations, debt payments, capital expenditures, and discretionary funding needs. We had $192.6 million and $307.8 million in cash and cash equivalents as of March 31, 2011 and 2010, respectively. However, due to fluctuations in cash flows and the growth in operations, it may be necessary from time-to-time in the future to borrow under our senior secured loan facilities to meet cash demands. We anticipate that cash provided by operating activities, cash and cash equivalents, and borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash requirements for the next twelve months. We primarily use our cash for:

•	operating expenses, including salaries;

•	working capital requirements to fund the growth of our business;

•	capital expenditures which primarily relate to the purchase of computers, business systems, furniture and leasehold improvements to support our operations; and

•	debt service requirements for borrowings under our senior credit facilities and mezzanine credit facility.

From time to time we will evaluate alternative uses for excess cash resources, including debt prepayments, funding acquisitions, or repurchasing outstanding shares of common stock. Our debt totaled $994.3 million and $1,568.6 million as of March 31, 2011 and 2010, respectively. Our debt bears interest at specified rates and is held by a syndicate of lenders (see Note 11 in our consolidated financial statements).

Our senior secured loan facilities consist of a $500.0 million Tranche A term facility, or Tranche A Loans, a $500.0 million Tranche B term facility, or Tranche B Loans, all of which was outstanding as of March 31, 2011. In February 2011, we drew down $50.0 million on our $275.0 million revolving credit facility, which was fully repaid as of March 31, 2011.

As a result of the Refinancing Transaction, we have less total debt outstanding at lower interest rates. We expect the resulting annual reduction in interest expense of approximately $38.0 million after taxes, assuming no change in the interest rates at which we pay interest on indebtedness under our senior secured loan facilities, to positively affect cash flows in fiscal 2012. See “— Indebtedness.”

We do not currently intend to declare or pay dividends, including special dividends on our Class A Common Stock, for the foreseeable future. Our ability to pay dividends to our shareholders is limited as a practical matter by restrictions in the senior secured credit agreement. Any future determination to pay a dividend is subject to the discretion of our Board of Directors, and will depend upon various factors, including our results of operations, financial condition, liquidity requirements, restrictions that may be imposed by applicable law and our contracts, our ability to negotiate amendments to the senior secured credit agreement, and other factors deemed relevant by our Board of Directors and our creditors.

Cash Flows

Cash received from clients, either from the payment of invoices for work performed or for advances in excess of costs incurred, is our primary source of cash. We generally do not begin work on contracts until funding is appropriated by the client. Billing timetables and payment terms on our contracts vary based on a number of factors, including whether the contract type is cost-reimbursable, time-and-materials, or fixed-price. We generally bill and collect cash more frequently under cost-reimbursable and time-and-materials contracts, as we are authorized to bill as the costs are incurred or work is performed. In contrast, we may be limited to bill certain fixed-price contracts only when specified milestones, including deliveries, are achieved. We experienced a slight shift to fixed-price contracts year over year resulting in no material impact to operating cash flow. In addition, a number of our contracts may provide for performance-based payments, which allow us to bill and collect cash prior to completing the work.

Accounts receivable is the principal component of our working capital and is generally driven by revenue growth with other short-term fluctuations related to the payment practices of our clients. Our accounts receivable reflect amounts billed to our clients as of each balance sheet date. Our clients generally pay our invoices within 30 days of the invoice date. At any month-end, we also include in accounts receivable the revenue that was recognized in the preceding month, which is generally billed early in the following month. Finally, we include in accounts receivable amounts related to revenue accrued in excess of amounts billed, primarily on our fixed-price and cost- plus-award-fee contracts. The total amount of our accounts receivable can vary significantly over time, but is generally sensitive to revenue levels. Total accounts receivable (billed and unbilled combined, net of allowance for doubtful accounts) days sales outstanding, which we calculate by dividing total accounts receivable by revenue per day during the relevant fiscal quarter, was 68 and 69 as of March 31, 2011 and 2010, respectively.

The table below sets forth our net cash flows for continuing operations for the periods presented:

	The Company			Predecessor
	Fiscal Year	Fiscal Year	Eight Months	Four Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	July 31,
	2011	2010	2009	2008
	(In thousands)
Net cash provided by (used in) operating activities	$296,339	$270,484	$180,709	$(26,548)
Net cash used in investing activities	(87,400)	(10,991)	(1,660,518)	(162,976)
Net cash (used in) provided by financing activities	(324,143)	(372,560)	1,900,711	211,112

Total (decrease) increase in cash and cash equivalents	$(115,204)	$(113,067)	$420,902	$21,588

Net Cash from Operating Activities

Net cash from operations is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from clients in a timely manner, and our ability to manage our vendor payments. Net cash provided by operations was $296.3 million in fiscal 2011 compared to $270.5 million in the prior year period, or a 9.5% increase. The increase in net cash provided by operations was primarily due to net income growth and improved collections of accounts receivable, partially offset by increased cash used for accrued compensation and benefits. In addition, our tax payments were reduced by $99.8 million in fiscal 2011 due to the utilization of our NOL.

Net cash provided by operations was $270.5 million in fiscal 2010 compared to $180.7 million in the eight months ended March 31, 2009 and net cash used in operations of $26.5 million in the four months ended July 31, 2008. The increase in net cash provided by operations in fiscal 2010 compared to the eight months ended March 31, 2009 was primarily due to the twelve months of operations included in fiscal 2010 compared to eight months included in the eight months ended March 31, 2009. This increase was also due to improved management of vendor payments and improved cash collection in fiscal 2010, partially offset by accrued compensation and benefits, which included payment of employee bonuses and annual funding of the ECAP, our defined contribution plan.

The increase in net cash provided by operations in the eight months ended March 31, 2009 compared to the four months ended July 31, 2008 was primarily due to the eight months of operations included in the eight months ended March 31, 2009 compared to the four months ended July 31, 2008. This increase was also due to a loss from discontinued operations in the four months ended July 31, 2008 and transaction costs related to the acquisition in the four months ended July 31, 2008.

Net Cash from Investing Activities

Net cash used in investing activities was $87.4 million in fiscal 2011 compared to $11.0 million in the prior year period. Net cash used in investing activities is primarily comprised of capital expenditures, which increased from $49.3 million to $88.8 million in fiscal 2011. This increase is attributable to investments in additional facility expansion and computer equipment to support the increase in headcount. We expect capital expenditures in future years to be more comparable to historical levels. In fiscal 2010, we recorded a $38.3 million post-closing working capital adjustment in connection with the acquisition partially offsetting the increase in net cash used in investing activities.

Net cash used in investing activities was $11.0 million in fiscal 2010 compared to $1,660.5 million in the eight months ended March 31, 2009 and $163.0 million in the four months ended July 31, 2008. The decrease in fiscal 2010 compared to the eight months ended March 31, 2009 and the increase in the eight months ended March 31, 2009 compared to the four months ended July 31, 2008, were primarily due to $1.6 billion of net cash paid in connection with the acquisition which was recorded in the eight months ended March 31, 2009.

In fiscal 2010, this was partially offset by an increase in capital expenditures and expenditures for internally developed software.

Net Cash from Financing Activities

Net cash from financing activities is primarily associated with proceeds from the sale of stock, incurrence of debt, and the repayment thereof. Net cash used in financing activities was $324.1 million in fiscal 2011 compared to $372.6 million in the prior year period, or a 13.0% decrease. The decrease in net cash used in financing activities was primarily due to the repayment of $1.6 billion of debt, partially offset by $1.0 billion of net proceeds from indebtedness incurred in connection with the Refinancing Transaction, $250.2 million in net proceeds from the issuance of our Class A Common Stock in connection with our initial public offering, including over-allotment, $16.0 million of excess tax benefit from the exercise of stock options, and $4.8 million of stock option exercises in fiscal 2011.

Net cash used in financing activities was $372.6 million in fiscal 2010 compared to net cash provided by financing activities of $1,900.7 million in the eight months ended March 31, 2009 and net cash provided by financing activities of $211.1 million in the four months ended July 31, 2008. The increase in net cash used in financing activities in fiscal 2010 compared to the eight months ended March 31, 2009 was primarily due to the payment of $612.4 million in special dividends and repayment of $100.4 million of the deferred payment obligation and related accrued interest, partially offset by net proceeds of $341.3 million from our Tranche C terms loans of our senior secured loan facilities. The increase in net cash used in financing activities in the eight months ended March 31, 2009 compared to the four months ended July 31, 2008 was primarily due to several factors relating to the acquisition, including proceeds of $1.2 billion related to our senior secured loan facilities and our mezzanine credit facility (offset by debt issuance costs of $45.0 million) and proceeds from the issuance of common stock in connection with the acquisition of $956.5 million, partially offset by repayment of $251.1 million of outstanding debt, which were recorded in the eight months ended March 31, 2009.

Indebtedness

On February 3, 2011, we completed the Refinancing Transaction, which included amendments of the senior secured credit agreement to amend the term loan facilities and increase our revolving credit facility. The senior secured credit agreement, as amended, provides for $1.0 billion in term loans ($500.0 million of Tranche A Loans and $500.0 million of Tranche B Loans) and a $275.0 million revolving credit facility. The loans under the senior secured credit agreement, as amended, are secured by substantially all of our assets. In connection with the Refinancing Transaction, we used $268.9 million of cash on hand to repay the remaining $222.1 million of indebtedness outstanding under the mezzanine credit facility, $21.5 million under the then effective senior secured loan facilities, and transaction fees and expenses.

In accordance with the terms of the mezzanine credit facility, we paid a prepayment penalty of $6.7 million, or 3.00% of the principal repayment amount. In addition, we accelerated the amortization of ratable portions of DIC and OID associated with the senior secured loan facilities in the amount of $11.4 million and $6.4 million, respectively, and the remaining DIC and OID on the mezzanine credit facility in the amount of $8.3 million and $1.8 million, respectively. These amounts are reflected in other, net in fiscal 2011. Furthermore, we expensed third party DIC of $4.3 million that did not qualify for deferral and were recognized in general and administrative expenses in fiscal 2011.

The senior secured credit agreement, as amended, requires quarterly principal payments of 1.25% of the stated principal amount of Tranche A Loans, with annual incremental increases to 1.875%, 2.50%, 3.125%, and 16.25%, prior to the Tranche A Loans maturity date of February 3, 2016, and 0.25% of the stated principal amount of Tranche B Loans, with the remaining balance payable on the Tranche B Loans maturity date of August 3, 2017. The revolving credit facility matures on July 31, 2014, at which time any outstanding principal balance is due in full.

At our option, the interest rate on borrowings under the senior secured loan facilities may be based on the Eurocurrency rate or the alternate base rate, or ABR plus, in each case, an applicable margin, subject to the

Eurocurrency rate and ABR being no lower than 1.00% or 2.00% respectively, in the case of Tranche B Loans. Subject to a leveraged based pricing grid, the applicable margins on Tranche A Loans range from 2.00% to 2.75% with respect to Eurocurrency loans, or 1.00% to 1.75% with respect to ABR loans. The applicable margins on Tranche B Loans are 3.00% with respect to Eurocurrency loans, or 4.00% with respect to the ABR loans, stepping down, in each case to 2.75% and 3.75%, respectively, when the total leverage ratio is less than or equal to 1.75 to 1.00. The revolving credit facility margin and commitment fee are subject to the leveraged based pricing grid, as set forth in the senior secured credit agreement, as amended. As of March 31, 2011, we were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that total $1.9 million. These letters of credit and bank guarantees primarily relate to leases and support of insurance obligations. These instruments reduce our available borrowings under the revolving credit facility. As of March 31, 2011, we had $273.1 million of capacity available for additional borrowings under the revolving credit facility.

The loans under the senior secured credit agreement, as amended, are secured by substantially all of our assets and none of such assets will be available to satisfy the claims of our general creditors. The senior secured credit agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following: limitations on indebtedness and liens, mergers, consolidations or amalgamations, or liquidations, wind-ups or dissolutions; dispositions of property; restricted payments; investments; transactions with affiliates; sale and lease back transactions; negative pledges; restrictive agreements; and certain other limitations or activities.

In addition, we are required to meet the following financial covenants at each quarter end:

•	Consolidated Total Leverage Ratio — the ratio of total leverage as of the last day of the quarter (defined as the aggregate principal amount of all funded debt, less cash, cash equivalents and permitted liquid investments) to the preceding four quarters’ “Consolidated EBITDA” (as defined in the senior secured credit agreement, as amended). For the period ended March 31, 2011, this ratio was required to be less than or equal to 3.9 to 1.0 to comply with our senior secured loan facilities. As of March 31, 2011, we were in compliance with our consolidated total leverage ratio with a ratio of 1.89.

•	Consolidated Net Interest Coverage Ratio — the ratio of the preceding four quarters’ “Consolidated EBITDA” (as defined in the senior secured credit agreement, as amended) to net interest expense for the preceding four quarters (defined as cash interest expense, less the sum of cash interest income and one-time financing fees (to the extent included in consolidated interest expense)). For the period ended March 31, 2011, this ratio was required to be greater than or equal to 3.0 to 1.0 to comply with our senior secured loan facilities. As of March 31, 2011, we were in compliance with our consolidated net interest coverage ratio with a ratio of 4.07.

Prior to the February 2011 Refinancing Transaction, our then existing senior secured credit agreement provided for $1,060.0 million in term loans ($125.0 million Tranche A Loans, $585.0 million Tranche B Loans, and $350.0 million Tranche C terms loans), and a $245.0 million revolving credit facility. Prior to the February 2011 Refinancing Transaction, our then existing mezzanine credit agreement provided for a $550.0 million term loan.

During fiscal 2011, interest payments of $3.9 million, $37.0 million, $19.1 million, $49.9 million, and $46,000 were made for Tranche A term loans, Tranche B term loans, Tranche C terms loans, the mezzanine term loan, and the revolving credit facility, respectively. During fiscal 2010, interest payments of $4.9 million, $44.1 million, $5.3 million, and $72.5 million were made for Tranche A term loans, Tranche B term loans, Tranche C terms loans, and the mezzanine term loan, respectively. In February 2011, we drew down $50.0 million on the revolving credit facility, which was fully repaid as of March 31, 2011. As of March 31, 2010, no amounts were drawn on the revolving credit facility.

The total outstanding debt balance is recorded in the accompanying consolidated balance sheets net of unamortized discount of $5.7 million and $19.2 million as of March 31, 2011 and 2010, respectively.

Capital Structure and Resources

Our stockholders’ equity amounted to $907.3 million as of March 31, 2011, an increase of $397.7 million compared to stockholders’ equity of $509.6 million as of March 31, 2010 primarily due to the net proceeds from the issuance of Class A Common Stock of $251.1 million, of which $250.2 million relates to proceeds from the initial public offering and over-allotment with the remaining attributable to stock option exercises, net income of $84.7 million in fiscal 2011, and stock-based compensation expense of $48.7 million.

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations that require us to make future cash payments as of March 31, 2011. For contractual obligations, we included payments that we have an unconditional obligation to make.

	Payments Due by Period
		Less Than	1 to 3	3 to 5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Long-term debt(a)	$1,000,000	$30,000	$97,500	$397,500	$475,000
Operating lease obligations	395,099	93,384	143,204	99,944	58,567
Interest on indebtedness	178,997	34,107	64,533	54,646	25,711
Deferred payment obligation(b)	73,025	—	—	73,025	—
Liability to Rollover option holders(c)	47,418	9,029	20,417	17,972	—
Tax liabilities for uncertain tax positions — FIN 48(d)	90,474	55,040	35,434	—	—
Other	22,408	—	—	22,408	—

Total contractual obligations	$1,807,421	$221,560	$361,088	$665,495	$559,278

(a)	See Note 11 to our consolidated financial statements for additional information regarding debt and related matters.

(b)	Includes $27.2 million deferred payment obligation balance, plus current and future interest accruals.

(c)	Reflects liabilities to holders of stock options issued under our Officers’ Rollover Stock Plan related to the reduction in the exercise price of such options as a result of the December 2009 dividend and the July 2009 dividend.

(d)	Includes $52.7 million of tax liabilities offset by amounts owed under the deferred payment obligation. The remainder is related to other tax liabilities.

In the normal course of business, we enter into agreements with subcontractors and vendors to provide products and services that we consume in our operations or that are delivered to our clients. These products and services are not considered unconditional obligations until the products and services are actually delivered, at which time we record a liability for our obligation.

Capital Expenditures

Since we do not own any of our facilities, our capital expenditure requirements primarily relate to the purchase of computers, business systems, furniture, and leasehold improvements to support our operations. Direct costs billed to clients are not treated as capital expenses. Our capital expenditures for fiscal 2011 and 2010 were $88.8 million and $49.3 million, respectively, and the majority of such capital expenditures related to facilities infrastructure, equipment and information technology. Expenditures for facilities infrastructure and equipment are generally incurred to support new and existing programs across our business. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure.

Commitments and Contingencies

We are subject to a number of reviews, investigations, claims, lawsuits and other uncertainties related to our business. For a discussion of these items, refer to Note 19 to our consolidated financial statements.

Item. 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt and cash equivalents, which consist primarily of funds invested in U.S. government insured money-market accounts and prime money-market funds. As of March 31, 2011 and 2010, we had $192.6 million and $307.8 million, respectively, in cash and cash equivalents. The interest expense associated with our term loans and any loans under our revolving credit facility will vary with market rates.

Our exposure to market risk for changes in interest rates related to our outstanding debt will impact our senior secured loan facilities. A hypothetical 1% increase in interest rates would have increased interest expense related to the term facilities under our senior secured loan facilities by approximately $3.5 million in fiscal 2011 and $1.2 million in fiscal 2010, and likewise decreased our income and cash flows. A hypothetical increase of LIBOR to 4%, the average historical three-month LIBOR, would have increased interest expense related to all term facilities under our senior secured loan facilities by approximately $33.6 million in fiscal 2011 and $13.3 million in fiscal 2010, and likewise decreased our income and cash flows. The year over year variance in interest expense is driven by lower interest rate spreads and floors related to the debt facility refinance in February 2011.

The return on our cash and cash equivalents balance as of March 31, 2011 and 2010 was less than 1%. Therefore, although investment interest rates may continue to decrease in the future, the corresponding impact to our interest income, and likewise to our income and cash flow, would not be material.

We do not use derivative financial instruments in our investment portfolio and have not entered into any hedging transactions.

Item 8.	Financial Statements and Supplementary Data.

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of March 31, 2011 and 2010	F-3
Consolidated Statements of Operations for the Fiscal Years Ended March 31, 2011 and 2010, Eight Months Ended March 31, 2009, and Four Months Ended July 31, 2008	F-4
Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 2011 and 2010, Eight Months Ended March 31, 2009, and Four Months Ended July 31, 2008	F-5
Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended March 31, 2011 and 2010, Eight Months Ended March 31, 2009, and Four Months Ended July 31, 2008	F-6
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Booz Allen Hamilton Holding Corporation

We have audited the accompanying consolidated balance sheets of Booz Allen Hamilton Holding Corporation (the Company) as of March 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the eight-month period ended March 31, 2009. We have also audited the consolidated statements of operations, stockholders’ equity and cash flows for the four month period ended July 31, 2008 of Booz Allen Hamilton, Inc. (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Booz Allen Hamilton Holding Corporation at March 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years ended March 31, 2011 and 2010 and the eight months ended March 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the Predecessor financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Booz Allen Hamilton, Inc. for the four month period ended July 31, 2008 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

McLean, Virginia
June 8, 2011

BOOZ ALLEN HAMILTON HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2011	2010
	(Amounts in thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$192,631	$307,835
Accounts receivable, net of allowance	1,111,004	1,018,311
Prepaid expenses	38,703	32,546
Other current assets	23,311	11,476

Total current assets	1,365,649	1,370,168
Property and equipment, net	173,430	136,648
Intangible assets, net	240,238	268,880
Goodwill	1,163,549	1,163,129
Other long-term assets	81,157	123,398

Total assets	$3,024,023	$3,062,223

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$30,000	$21,850
Accounts payable and other accrued expenses	406,310	354,097
Accrued compensation and benefits	396,996	385,145
Other current liabilities	32,829	24,828

Total current liabilities	866,135	785,920
Long-term debt, net of current portion	964,328	1,546,782
Income tax reserve	90,474	100,178
Other long-term liabilities	195,836	119,760

Total liabilities	2,116,773	2,552,640
Commitments and contingencies (Note 19)
Stockholders’ equity:
Common stock, Class A — $0.01 par value — authorized, 600,000,000 shares; issued and outstanding, 122,784,835 shares at March 31, 2011 and 102,922,900 shares at March 31, 2010	1,227	1,029
Non-voting common stock, Class B — $0.01 par value — authorized, 16,000,000 shares; issued and outstanding, 3,053,130 shares at March 31, 2011 and 2,350,200 shares at March 31, 2010	31	24
Restricted common stock, Class C — $0.01 par value — authorized, 5,000,000 shares; issued and outstanding, 2,028,270 shares at March 31, 2011 and 2010	20	20
Special voting common stock, Class E — $0.003 par value — authorized, 25,000,000 shares; issued and outstanding, 12,348,860 shares at March 31, 2011 and 13,345,880 shares at March 31, 2010	37	40
Additional paid-in capital	840,058	525,652
Retained earnings (Accumulated deficit)	71,330	(13,364)
Accumulated other comprehensive loss	(5,453)	(3,818)

Total stockholders’ equity	907,250	509,583

Total liabilities and stockholders’ equity	$3,024,023	$3,062,223

The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	The Company			Predecessor
	Fiscal Year	Fiscal Year	Eight Months	Four Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	July 31,
	2011	2010	2009	2008
	(Amounts in thousands, except per share data)
Revenue	$5,591,296	$5,122,633	$2,941,275	$1,409,943
Operating costs and expenses:
Cost of revenue	2,836,955	2,654,143	1,566,763	722,986
Billable expenses	1,473,266	1,361,229	756,933	401,387
General and administrative expenses	881,028	811,944	505,226	726,929
Depreciation and amortization	80,603	95,763	79,665	11,930

Total operating costs and expenses	5,271,852	4,923,079	2,908,587	1,863,232

Operating income (loss)	319,444	199,554	32,688	(453,289)
Interest expense	(131,892)	(150,734)	(98,068)	(1,044)
Other, net	(59,488)	174	4,450	680

Income (loss) from continuing operations before income taxes	128,064	48,994	(60,930)	(453,653)
Income tax expense (benefit) from continuing operations	43,370	23,575	(22,147)	(56,109)

Income (loss) from continuing operations	84,694	25,419	(38,783)	(397,544)
Loss from discontinued operations, net of taxes	—	—	—	(848,371)

Net income (loss)	$84,694	$25,419	$(38,783)	$(1,245,915)

Earnings (loss) from continuing operations per common share (Note 3):
Basic	$0.74	$0.24	$(0.37)	$(181.28)

Diluted	$0.66	$0.22	$(0.37)	$(181.28)

Earnings (loss) per common share (Note 3):
Basic	$0.74	$0.24	$(0.37)	$(568.13)

Diluted	$0.66	$0.22	$(0.37)	$(568.13)

Dividends declared per share	$—	$5.73	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	The Company			Predecessor
	Fiscal Year	Fiscal Year	Eight Months	Four Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	July 31,
	2011	2010	2009	2008
	(Amounts in thousands)
Cash flows from operating activities
Net income (loss)	$84,694	$25,419	$(38,783)	$(1,245,915)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations, net of taxes	—	—	—	848,371
Depreciation and amortization	80,603	95,763	79,665	11,930
Amortization of debt issuance costs	6,925	5,700	3,106	—
Amortization of original issuance discount on debt	2,640	2,505	1,480	—
Non-cash expense of debt repayments	43,177	—	—	—
Excess tax benefits from the exercise of stock options	(15,974)	(1,915)	—	—
Stock-based compensation expense	48,678	71,897	62,059	511,653
Loss on disposition of property and equipment	41	—	166	—
Deferred income taxes	42,763	19,837	(22,147)	(54,236)
Changes in assets and liabilities, net of effect of business combination:
Accounts receivable, net	(92,693)	(92,386)	(33,675)	(19,765)
Income taxes receivable/payable	2,907	(14,429)	21,303	(70,781)
Prepaid expenses	(6,157)	150	(26,030)	(4,717)
Other current assets	(12,941)	15,672	(6,491)	(327)
Other long-term assets	(1,627)	(3,742)	—	280
Accrued compensation and benefits	9,804	33,760	99,094	(44,050)
Accounts payable and accrued expenses	52,214	110,265	7,186	57,054
Accrued interest	8,451	(10,633)	10,604	—
Income tax reserve	(10,163)	2,483	1,177	(7,220)
Deferred revenue	612	(8,190)	10,499	(4,036)
Postretirement obligations	5,898	6,139	1,849	21,793
Other long-term liabilities	46,487	12,189	9,647	(26,582)

Net cash provided by (used in) operating activities of continuing operations	296,339	270,484	180,709	(26,548)
Net cash used in operating activities of discontinued operations	—	—	—	(160,368)

Net cash provided by (used in) operating activities	296,339	270,484	180,709	(186,916)
Cash flows from investing activities
Purchases of property and equipment	(88,784)	(49,271)	(36,835)	(9,314)
Cash paid in merger transaction, net of cash acquired	—	—	(1,623,683)	—
Investment in discontinued operations	—	—	—	(153,662)
Escrow payments	1,384	38,280	—	—

Net cash used in investing activities of continuing operations	(87,400)	(10,991)	(1,660,518)	(162,976)
Net cash provided by investing activities of discontinued operations	—	—	—	58,323

Net cash used in investing activities	(87,400)	(10,991)	(1,660,518)	(104,653)
Cash flows from financing activities
Net proceeds from issuance of common stock	251,135	—	956,500	—
Cash dividends paid	—	(612,401)	—	—
Redemption of common stock and class B common stock	—	—	—	(16,422)
Repayment of debt	(1,637,850)	(16,100)	(251,050)	—
Net proceeds from debt	1,041,808	330,692	1,195,261	227,534
Payment of deferred payment obligation	—	(78,000)	—	—
Excess tax benefits from the exercise of stock options	15,974	1,915	—	—
Stock option exercises	4,790	1,334	—	—

Net cash (used in) provided by financing activities of continuing operations	(324,143)	(372,560)	1,900,711	211,112
Net cash provided by financing activities of discontinued operations	—	—	—	128,712

Net cash (used in) provided by financing activities	(324,143)	(372,560)	1,900,711	339,824
Net (decrease) increase in cash and cash equivalents	(115,204)	(113,067)	420,902	21,588
Cash and cash equivalents — beginning of period	307,835	420,902	—	7,123

Cash and cash equivalents — end of period	$192,631	$307,835	$420,902	$28,711

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$109,895	$126,744	$82,879	$720

Income taxes, net	$7,715	$5,474	$34	$42,336

The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — PREDECESSOR

				Retained	Accumulated
		Stock	Additional	Earnings	Other	Total
	Redeemable	Subscription	Paid-In	(Accumulated	Comprehensive	Stockholders’
	Common Stock	Receivable	Capital	Deficit)	(Loss)	Equity
	(Amounts in thousands)

Balance at March 31, 2008	$287,645	$—	$—	$62,384	$(36,964)	$313,065

Net loss	—	—	—	(1,245,915)	—	(1,245,915)
Reclassification of liability for share-based payments for shares held over six months	5,479	—	—	—	—	5,479
Dividends declared	—	—	—	(52)	—	(52)
Redemption of redeemable common stock	(16,422)	—	—	—	—	(16,422)
Redemption of common stock marked to redemption value in stock-based compensation	854,494	—	—	—	—	854,494
Redemption of common stock marked to redemption value in equity	180,985	—	—	(180,985)	—	—
Unrealized loss on benefit plan, net of income taxes	—	—	—	—	(846)	(846)
Receivable from shareholders for exercise of stock rights of Booz Allen Hamilton Inc.	—	(87,007)	—	—	—	(87,007)
Distribution of Booz & Company, Inc. common stock to shareholders of Booz Allen Hamilton, Inc.	—	—	—	(134,874)	22,252	(112,622)

Balance at July 31, 2008	$1,312,181	$(87,007)	$—	$(1,499,442)	$(15,558)	$(289,826)

The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — THE COMPANY

			Class B		Class C		Class E			(Accumulated	Accumulated
	Class A		Non-Voting		Restricted		Special Voting		Additional	Deficit)	Other	Total
	Common Stock		Common Stock		Common Stock		Common Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
	(Amounts in thousands, except share data)

Balance at August 1, 2008	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—

Exchange of rollover equity	5,641,870	56	2,350,200	24	2,028,270	20	14,802,880	44	79,725	—	—	79,869

Issuance of common stock	95,675,000	957	—	—	—	—	—	—	955,543	—	—	956,500

Net loss	—	—	—	—	—	—	—	—	—	(38,783)	—	(38,783)

Actuarial gain related to employee benefits, net of taxes	—	—	—	—	—	—	—	—	—	—	698	698

Comprehensive loss												(38,085)

Stock-based compensation expense	—	—	—	—	—	—	—	—	62,059	—	—	62,059

Balance at March 31, 2009	101,316,870	1,013	2,350,200	24	2,028,270	20	14,802,880	44	1,097,327	(38,783)	698	1,060,343

Issuance of common stock	19,070	—	—	—	—	—	—	—	—	—	—	—

Stock options exercised	1,586,960	16	—	—	—	—	(1,457,000)	(4)	1,322	—	—	1,334

Recognition of liability related to future stock option exercises (Note 17)	—	—	—	—	—	—	—	—	(34,408)	—	—	(34,408)

Net income	—	—	—	—	—	—	—	—	—	25,419	—	25,419

Actuarial loss related to employee benefits,

net of taxes	—	—	—	—	—	—	—	—	—	—	(4,516)	(4,516)

Comprehensive income												20,903

Stock-based compensation expense	—	—	—	—	—	—	—	—	71,897	—	—	71,897

Dividends paid (Notes 1 and 17)	—	—	—	—	—	—	—	—	(612,401)	—	—	(612,401)

Excess tax benefits from the exercise of stock options	—	—	—	—	—	—	—	—	1,915	—	—	1,915

Balance at March 31, 2010	102,922,900	1,029	2,350,200	24	2,028,270	20	13,345,880	40	525,652	(13,364)	(3,818)	509,583

Issuance of common stock	16,189,830	161	—	—	—	—	702,930	2	250,972	—	—	251,135

Stock options exercised	4,375,035	44	—	—	—	—	(1,699,950)	(5)	11,727	—	—	11,766

Excess tax benefits from the exercise of stock options	—	—	—	—	—	—	—	—	15,974	—	—	15,974

Share exchange	(702,930)	(7)	702,930	7	—	—	—	—	—	—	—	—

Recognition of liability related to future stock

option exercises (Note 17)	—	—	—	—	—	—	—	—	(12,945)	—	—	(12,945)

Net income	—	—	—	—	—	—	—	—	—	84,694	—	84,694

Actuarial loss related to employee benefits, net of taxes	—	—	—	—	—	—	—	—	—	—	(1,635)	(1,635)

Comprehensive income												83,059

Stock-based compensation expense	—	—	—	—	—	—	—	—	48,678	—	—	48,678

Balance at March 31, 2011	122,784,835	$1,227	3,053,130	$31	2,028,270	$20	12,348,860	$37	$840,058	$71,330	$(5,453)	$907,250

The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or unless otherwise noted)
March 31, 2011

1.	OVERVIEW

Our Business

Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or Holding or the Company, is an affiliate of The Carlyle Group, or Carlyle, and was incorporated in Delaware in May 2008. The Company provides management and technology consulting services primarily to the U.S. government and its agencies in the defense, intelligence, and civil markets. The Company offers clients functional knowledge spanning strategy and organization, analytics, technology, and operations, which it combines with specialized expertise in clients’ mission and domain areas to help solve critical problems. The Company reports operating results and financial data in one operating segment. The Company is headquartered in McLean, Virginia, with approximately 25,000 employees as of March 31, 2011.

Refinancing Transaction

On February 3, 2011, the Company completed a refinancing transaction, or Refinancing Transaction, which included amendments of the Senior Secured Credit Agreement, or Senior Secured Agreement, by the Second Amended and Restated Credit Agreement, or Senior Secured Agreement, as amended, to allow for new term loan facilities with $1.0 billion of principal and a $30.0 million increase to the Company’s revolving credit facility. In connection with the Refinancing Transaction, the Company used $268.9 million of cash on hand to repay the remaining $222.1 million of indebtedness outstanding under the mezzanine credit facility, $21.5 million on the existing senior secured loan facilities, or Senior Credit Facilities, and related prepayment penalties of $6.7 million. Refer to Notes 11 and 12 for further discussion of the Refinancing Transaction.

Initial Public Offering

Effective November 20, 2010, the Company consummated its initial public offering whereby the Company sold 14,000,000 shares of Class A Common Stock for $17.00 per share. Effective December 20, 2010, the Company settled the underwriters’ over-allotment option and sold an additional 2,100,000 shares of Class A Common Stock for $17.00 per share. The net proceeds of the initial public offering and over-allotment of $250.2 million, after deducting underwriting discounts and other fees, were used to repay outstanding debt of $242.9 million under the Company’s mezzanine credit facility and related prepayment penalties of $7.3 million. All expenses associated with the initial public offering have been netted against the proceeds within stockholders’ equity.

Recapitalization Transaction and Repricing

On December 11, 2009, the Company consummated a recapitalization transaction, or Recapitalization Transaction, which included amendments of the Senior Secured Agreement to include a new term loan, or Tranche C Loans, with $350.0 million of principal, and the mezzanine credit agreement, or Mezzanine Credit Agreement, primarily to allow for the recapitalization and payment of a special dividend. This special dividend was declared by the Company’s Board of Directors on December 7, 2009, to be paid to holders of record as of December 8, 2009. Net proceeds from Tranche C Loans of $341.3 million less transaction costs of $13.2 million, along with cash on hand of $321.9 million, were used to fund a partial payment of the Company’s deferred payment obligation, or DPO, in the amount of $100.4 million, and a dividend payment of $4.642 per share, or $497.5 million, which was paid on all issued and outstanding shares of Holding’s Class A Common Stock, Class B Non-Voting Common Stock, and Class C Restricted Common Stock. As required by the Officers’ Rollover Stock Plan, or Rollover Plan, and the Equity Incentive Plan, or EIP, the exercise price per share of each outstanding option was reduced. Because the reduction in per share value exceeded the exercise price for certain of the options granted under the Rollover Plan, the exercise price for those options

BOOZ ALLEN HAMILTON HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was reduced to the $0.01 par value of the shares issuable on exercise, and the holders became entitled to receive a cash payment equal to the excess of the reduction in per share value over the reduction in exercise price to the par value. The difference between the one cent exercise price and the reduced value for shares vested and not yet exercised of $54.4 million will be accrued by the Company as the options vest and will be paid in cash upon exercise of the options. As of March 31, 2011 and 2010, the Company reported $31.4 million and $27.4 million in other long-term liabilities, respectively, and $9.0 million and $7.0 million in accrued compensation and benefits, respectively, in the accompanying consolidated balance sheets for the portion of stock-based compensation recognized, which is reflective of the options vested with an exercise price of one cent. Transaction fees incurred in connection with the Recapitalization Transaction were approximately $22.4 million, of which approximately $15.8 million were deferred financing costs and are amortized over the lives of the loans. Refer to Note 10 for further discussion of the DPO, Note 11 for further discussion of the amended credit agreements, Note 12 for further discussion of the accounting for deferred financing costs, and Note 17 for further discussion of the December 2009 dividend and associated future cash payments as related to stock options.

Spin-off and Merger Transactions

On July 31, 2008, or Closing Date, pursuant to a merger agreement, or Merger Agreement, the then-existing shareholders of Booz Allen Hamilton, Inc. completed the spin-off of the commercial business to the commercial partners. Effective August 1, 2008, Holding acquired the outstanding common stock of Booz Allen Hamilton, Inc., which consisted of the U.S. government consulting business, through the merger of Booz Allen Hamilton, Inc. with a wholly-owned subsidiary of Holding, or Merger Transaction or Acquisition. The Company acquired Booz Allen Hamilton, Inc. for total consideration of $1,828.0 million. The acquisition consideration was allocated to the acquired net assets, identified intangibles of $353.8 million, and goodwill of $1,163.5 million. Prior to the Merger Transaction, Booz Allen Hamilton, Inc. is referred to as the Predecessor for accounting purposes. The Predecessor’s consolidated financial statements have been presented for the four months ended July 31, 2008. The consolidated financial statements of Holding subsequent to the Merger Transaction, which is referred to as the Company, have been presented for fiscal 2011, fiscal 2010, and from August 1, 2008 through March 31, 2009. From April through July 2008, Holding had no operations. As a result, the Company is presented as commencing on August 1, 2008.

In connection with the Acquisition, the Company issued certain shares of its common stock in exchange for shares of the Predecessor. The Rollover Plan was adopted as a mechanism to enable the exchange of a portion of previous equity interests in the Predecessor for equity interests in Holding. Common Stock owned by the Predecessor’s U.S. government consulting partners were exchanged for Class A Common Stock of Holding, while common stock owned by a limited number of the Predecessor’s commercial consulting partners were exchanged for Class B Non-Voting Common Stock of Holding. Fully vested shares of the Predecessor were exchanged for vested shares of the Company, with a fair value of $79.7 million. This amount was included as a component of the total acquisition consideration. The Company also exchanged restricted shares and options for previously issued and outstanding stock rights of the Predecessor held by the Predecessor’s U.S. government consulting partners. The Predecessor’s commercial consulting partners exercised their previously outstanding stock rights and received cash for the underlying shares surrendered. Based on the vesting terms of the Company’s newly issued Class C Restricted Common Stock and the new options granted under the Rollover Plan, the fair value of the issued awards of $147.4 million is being recognized as compensation expense by the Company subsequent to the Acquisition, as discussed further in Note 17.

In connection with the Merger Transaction, the Company entered into the Senior Secured Agreement and the Mezzanine Credit Agreement for a total amount of $1,240.3 million. The total debt proceeds received by the Company at closing of the Merger Transaction were net of debt issuance costs, or DIC, of $45.0 million and original issue discount, or OID, on the debt of $19.7 million. Prior to the Merger Transaction, the Predecessor had an outstanding line of credit of $245.0 million. The Company paid off the Predecessor’s line

BOOZ ALLEN HAMILTON HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of credit with proceeds from the financing. In addition to the debt used for the Company’s acquisition of Booz Allen Hamilton, Inc., Carlyle, along with a consortium of other investors, provided $956.5 million in cash in exchange for equity interests in the Company.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. All intercompany balances and transactions have been eliminated in consolidation.

The operating results of the global commercial business that were spun off by the Predecessor effective July 31, 2008 have been presented as discontinued operations in the Predecessor’s consolidated financial statements and the related notes included in these financial statements.

The Company’s fiscal year ends on March 31 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31. The accompanying consolidated financial statements present the financial position of the Company as of March 31, 2011 and 2010, the Company’s results of operations for fiscal 2011, fiscal 2010, and the eight months ended March 31, 2009, and the Predecessor’s results of operations for the four months ended July 31, 2008.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Areas of the financial statements where estimates may have the most significant effect include allowance for doubtful accounts, contractual and regulatory reserves, lives of tangible and intangible assets, impairment of long-lived assets, accrued liabilities, revenue recognition, bonus and other incentive compensation, stock-based compensation, realization of deferred tax assets, provisions for income taxes, and postretirement obligations. Actual results experienced by the Company may differ materially from management’s estimates.

Revenue Recognition

The majority of the Company’s revenue is derived from services and solutions provided to the U.S. government and its agencies, primarily by the Company’s consulting staff and, to a lesser extent, subcontractors. The Company generates its revenue from the following types of contractual arrangements: cost-reimbursable-plus-fee contracts, time-and-materials contracts, and fixed-price contracts.

Revenue on cost-reimbursable plus fee contracts is recognized as services are performed, generally based on the allowable costs incurred during the period plus any recognizable earned fee. The Company considers fixed fees under cost-reimbursable-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract. For cost-reimbursable-plus-fee contracts that include performance-based fee incentives, which are principally award fee arrangements, the Company recognizes income when such fees are probable and estimable. Estimates of the total fee to be earned are made based on contract provisions, prior experience with similar contracts or clients, and management’s monitoring of the performance on such contracts. Contract costs, including indirect expenses, are subject to audit by the Defense Contract Audit Agency, or DCAA, and, accordingly, are subject to possible cost disallowances.

Revenue for time-and-materials contracts is recognized as services are performed, generally on the basis of contract allowable labor hours worked multiplied by the contract-defined billing rates, plus allowable direct

BOOZ ALLEN HAMILTON HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs and indirect cost burdens associated with materials used and other direct expenses incurred in connection with the performance of the contract.

Revenue on fixed-price contracts is recognized using percentage-of-completion based on actual costs incurred relative to total estimated costs for the contract. These estimated costs are updated during the term of the contract, and may result in revision by the Company of recognized revenue and estimated costs in the period in which they are identified. Profits on fixed-price contracts result from the difference between incurred costs and revenue earned.

Contract accounting requires significant judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of the Company’s contracts, developing total revenue and cost at completion requires the use of estimates. Contract costs include direct labor and billable expenses, an allocation of allowable indirect costs, and warranty obligations. Billable expenses is comprised of subcontracting costs and other “out of pocket” costs that often include, but are not limited to, travel-related costs and telecommunications charges. The Company recognizes revenue and billable expenses from these transactions on a gross basis. Assumptions regarding the length of time to complete the contract also include expected increases in wages and prices for materials. Estimates of total contract revenue and costs are monitored during the term of the contract and are subject to revision as the contract progresses. Anticipated losses on contracts are recognized in the period they are deemed probable and can be reasonably estimated.

The Company’s contracts may include the delivery of a combination of one or more of the Company’s service offerings. In these situations, the Company determines whether such arrangements with multiple elements should be treated as separate units of accounting based on how the elements are bid or negotiated, whether the customer can accept separate elements of the arrangement, and the relationship between the pricing on the elements individually and combined.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments having an original maturity of three months or less. The Company’s investments consist primarily of institutional money market funds and U.S. Treasury securities. The Company maintains its cash and cash equivalents in bank accounts that, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts.

Valuation of Accounts Receivable

The Company maintains allowances for doubtful accounts against certain billed receivables based upon the latest information regarding whether invoices are ultimately collectible. Assessing the collectability of customer receivables requires management judgment. The Company determines its allowance for doubtful accounts by specifically analyzing individual accounts receivable, historical bad debts, customer credit-worthiness, current economic conditions, and accounts receivable aging trends. Valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectability of accounts receivable becomes available. Upon determination that a receivable is uncollectible, the receivable balance and any associated reserve are written off.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company’s cash equivalents are generally invested in U.S. government insured money market funds and Treasury bills, which minimizes the credit risk. The Company believes that credit risk, with respect to accounts receivable, is limited as the receivables are primarily with the U.S. government.

BOOZ ALLEN HAMILTON HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

Property and equipment are recorded at cost, and the balances are presented net of depreciation. The cost of software purchased or internally developed is capitalized. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Furniture and equipment is depreciated over five to ten years, computer equipment is depreciated over three years, and software purchased or developed for internal use is depreciated over one to three years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term. Maintenance and repairs are charged to expense as incurred. Rent expense is recorded on a straight-line basis over the life of the respective lease. The difference between the cash payment and rent expense is recorded as deferred rent in other long-term liabilities in the consolidated balance sheets. The Company receives incentives for tenant improvements on certain of its leases. The cash expended on such improvements is recorded as property and equipment and amortized over the life of the associated asset. Incentives for tenant improvements are recorded as deferred rent in other long-term liabilities in the consolidated balance sheets, and are amortized on a straight line basis over the lease term.

Goodwill

Goodwill is the amount by which the cost of acquired net assets in a business acquisition exceeds the fair value of net identifiable assets on the date of purchase. The Company assesses goodwill for impairment on at least an annual basis on January 1, and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company defines its single reporting unit as its operating segment given that the Company is managed and operated as one business. There were no impairment charges for fiscal 2011 or 2010.

Intangible Assets

Intangible assets consist of trade name, contract backlog, and favorable lease terms. Trade name is not amortized, but is tested annually for impairment. Contract backlog is amortized over the expected backlog life based on projected future cash flows of approximately five to nine years. Favorable lease terms are amortized over the remaining contractual terms of approximately five years.

Long-Lived Assets

The Company reviews its long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for any excess of the carrying amount over the fair value of the asset. There were no impairment charges for fiscal 2011 or 2010.

Income Taxes

Deferred tax assets and liabilities are recorded to recognize the expected future tax benefits or costs of events that have been, or will be, reported in different years for financial statement purposes than for tax purposes. Deferred tax assets and liabilities are computed based on the difference between the financial statement carrying amount and tax basis of assets and liabilities using enacted tax rates and laws for the years in which these items are expected to reverse. If management determines that a deferred tax asset is not “more likely than not” to be realized, a valuation allowance is recorded through the income tax provision to reduce the deferred tax asset to an appropriate level in that period. In determining the need for a valuation allowance, management considers all positive and negative evidence, including historical earnings, projected future taxable income, future reversals of existing taxable temporary differences, and prudent, feasible tax-planning strategies.

BOOZ ALLEN HAMILTON HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company periodically assesses its liabilities and contingencies for all periods open to examination by tax authorities based on the latest available information. Where it is not more likely that not that the Company’s tax position will be sustained, the Company records its best estimate of the resulting tax liability and interest in the consolidated financial statements.

Comprehensive Income (Loss)

Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income (loss) is presented in the consolidated statements of stockholders’ equity. Accumulated other comprehensive loss as of March 31, 2011 and 2010 consisted of unrealized gains (losses) on the Company’s defined and postretirement benefit plans.

Stock-Based Compensation

Share-based payments to employees are recognized in the consolidated statements of operations based on their grant date fair values with the expense recognized over the vesting period. Share-based payments to employees are subject to graded vesting schedules and are recognized in the consolidated statements of operations based on their grant date fair values with the expense recognized on an accelerated basis. The Company uses the Black-Scholes option-pricing model to determine the fair value of its awards at the time of the grant.

Redeemable Common Stock

Prior to the Merger Transaction, the Predecessor’s partners had Redeemable Common Stock. Shares of Redeemable Common Stock issued upon exercise of rights granted prior to April 1, 2006 were marked to the redemption amount at the end of each reporting period with changes recorded in stock-based compensation expense. For shares of Redeemable Common Stock issued upon exercise of rights granted on or after April 1, 2006, the Redeemable Common Stock was marked to the redemption amount through stock-based compensation expense until such shares had been outstanding for six months. After such time, changes in the redemption amount were recorded as a component of stockholders’ equity. No such redeemable stock was outstanding subsequent to the Merger Transaction.

Defined Benefit Plan and Other Postretirement Benefits

The Company recognizes the underfunded status of pension and other postretirement benefit plans on the consolidated balance sheets. Gains and losses, prior service costs and credits, and any remaining transition amounts that have not yet been recognized through net periodic benefit cost are recognized in accumulated other comprehensive income (loss), net of tax effects, and will continue to be amortized as a component of net periodic cost. The measurement date, the date at which the benefit obligations and plan assets are measured, is the Company’s fiscal year end.

Self-Funded Medical Plans

The Company maintains self-funded medical insurance. Self-funded plans include a health maintenance organization, preferred provider organization, point of service, qualified point of service, and traditional choice. Further, self-funded plans also include prescription drug and dental benefits. The Company records an incurred but unpaid claim liability in the accrued compensation and benefits line of the consolidated balance sheets for self-funded plans based on an external actuarial valuation. Primary data that drives this estimate is based on claims and enrollment data provided by a third party valuation firm for medical and pharmacy related costs.

BOOZ ALLEN HAMILTON HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Compensation Plan

The Company accounts for its deferred compensation plan in accordance with the terms of the underlying plan agreement. To the extent the terms of the contract attribute all or a portion of the expected future benefit to an individual year of the employee’s service, the cost of the benefits are recognized in that year. Therefore, the Company estimates the cost of future benefits that are expected to be paid and expenses the present value of those costs in the year as services are provided.

Fair Value Measurements

The fair value of the Company’s cash and cash equivalents approximates its carrying value at March 31, 2011 and 2010 because of the short-term nature of these amounts. The fair value of the Company’s debt instruments approximates its carrying value at March 31, 2011 and 2010. The fair value of debt is determined based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board during fiscal 2011 and through the filing date did not or are not believed by management to have a material impact on the Company’s present or historical consolidated financial statements.

3.	EARNINGS PER SHARE

The Company computes basic and diluted earnings per share amounts based on net income (loss) for the periods presented. The Company uses the weighted average number of common shares outstanding during the period to calculate basic earnings (loss) per share, or EPS. Diluted EPS is computed similar to basic EPS, except the weighted average number of shares outstanding is increased to include the dilutive effect of outstanding common stock options and other stock-based awards.

The Company currently has outstanding shares of Class A Common Stock, Class B Non-Voting Common Stock, Class C Restricted Common Stock, and Class E Special Voting Common Stock. Class E Special Voting Common Stock shares are not included in the calculation of EPS as these shares represent voting rights only and are not entitled to participate in dividends or other distributions.

BOOZ ALLEN HAMILTON HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the income (loss) used to compute basic and diluted EPS for the periods presented are as follows:

	The Company			Predecessor
	Fiscal Year	Fiscal Year	Eight Months	Four Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	July 31,
	2011	2010	2009	2008
Earnings (loss) from continuing operations for basic and diluted computations	$84,694	$25,419	$(38,783)	$(397,544)
Earnings (loss) for basic and diluted computations	84,694	25,419	(38,783)	(1,245,915)
Weighted-average Class A Common Stock outstanding	109,511,290	102,099,180	101,316,870	2,193,000
Weighted-average Class B Non-Voting Common Stock outstanding	2,939,387	2,350,200	2,350,200	—
Weighted-average Class C Restricted Common Stock outstanding	2,028,270	2,028,270	2,028,270	—

Total weighted-average common shares outstanding for basic computations	114,478,947	106,477,650	105,695,340	2,193,000
Dilutive stock options	12,969,753	9,750,730	—	—

Average number of common shares outstanding for diluted computations	127,448,700	116,228,380	105,695,340	2,193,000

Earnings (loss) from continuing operations per common share
Basic	$0.74	$0.24	$(0.37)	$(181.28)

Diluted	$0.66	$0.22	$(0.37)	$(181.28)

Earnings (loss) per common share
Basic	$0.74	$0.24	$(0.37)	$(568.13)

Diluted	$0.66	$0.22	$(0.37)	$(568.13)

In the annual EPS calculation for the fiscal years ended March 31, 2011, 2010 and the eight months ended March 31, 2009, 310,000, 610,000, and 26,702,920 options were not included in the EPS calculation as their impact is anti-dilutive. Such options may have a dilutive effect in future periods.

4.	BUSINESS COMBINATION

The Company acquired the outstanding common stock of Booz Allen Hamilton, Inc. effective August 1, 2008. The purchase price was $1,828.0 million as of March 31, 2010. Pursuant to the Merger Agreement, spin-off, indemnification, and working capital escrow accounts in the amounts of $15.0 million, $25.0 million, and $50.0 million, respectively, were established for a period of one year from the date of the Closing Date or until all outstanding claims made against the escrow accounts are resolved, whichever is later. In fiscal 2011 and 2010, payments in the aggregate amount of $4.3 million and $52.5 million, respectively, were made out of the escrow accounts, of which $617,000 and $13.0 million, respectively, have been released to selling shareholders.

BOOZ ALLEN HAMILTON HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

As of March 31, 2011 and 2010, goodwill was $1,163.5 million and $1,163.1 million, respectively. The change in the carrying amount of goodwill is attributable to escrow payments and tax adjustments stemming from the Company’s acquisition by Carlyle in July 2008.

The Company performed an annual impairment test of goodwill and the trade name as of January 1, 2011 and 2010, noting no impairment. Goodwill was assessed for the Company’s one reporting unit utilizing a two-step methodology. The first step requires the Company to estimate the fair value of its reporting unit and compare it to the carrying value. If the carrying value of a reporting unit were to exceed its fair value, the goodwill of that reporting unit would be potentially impaired, and the Company would proceed to step two of the impairment analysis. The outcome of the first step of the Company’s test indicated that there was no potential impairment, and therefore the second step of the test was not required. The fair value of the reporting unit as of January 1, 2011 exceeded its carrying value by 250.2%. At January 1, 2011 and 2010, the fair value of the Company’s trade name exceeded its carrying value. There were no additional events or changes that indicated any impairment as of March 31, 2011 and 2010.

Intangible Assets

Intangible assets consisted of the following:

	As of March 31, 2011			As of March 31,2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value

Amortizable intangible assets
Contract backlog	$160,800	$111,330	$49,470	$160,800	$83,405	$77,395
Favorable leases	2,800	2,232	568	2,800	1,515	1,285

Total	$163,600	$113,562	$50,038	$163,600	$84,920	$78,680
Unamortizable intangible assets
Trade name	$190,200	$—	$190,200	$190,200	$—	$190,200

Total	$353,800	$113,562	$240,238	$353,800	$84,920	$268,880

Amortization expense for fiscal 2011, fiscal 2010, and the eight months ended March 31, 2009, was $28.6 million, $40.6 million, and $44.3 million, respectively. There were no intangible assets prior to the Merger Transaction. The following table summarizes the estimated annual amortization expense for future periods indicated below:

For the Fiscal Year Ending March 31,

2012	$16,367
2013	12,549
2014	8,450
2015	4,225
2016	4,225
Thereafter	4,222

$50,038

BOOZ ALLEN HAMILTON HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	March 31,
	2011	2010

Current
Accounts receivable-billed	$466,688	$437,256
Accounts receivable-unbilled	645,664	583,182
Allowance for doubtful accounts	(1,348)	(2,127)

Accounts receivable, net	1,111,004	1,018,311
Long-term
Unbilled receivables related to retainage and holdbacks	17,075	17,072

Total accounts receivable, net	$1,128,079	$1,035,383

The Company recognized a provision for doubtful accounts of $230,000, $1.4 million, $2.1 million, and $1.0 million for fiscal 2011, fiscal 2010, the eight months ended March 31, 2009, and the four months ended July 31, 2008, respectively. Long-term unbilled receivables related to retainage, holdbacks, and long-term rate settlements to be billed at contract closeout are included in non-current assets as accounts receivable in the accompanying consolidated balance sheets.

7.	PROPERTY AND EQUIPMENT, NET

The components of property and equipment, net were as follows:

	March 31,
	2011	2010

Furniture and equipment	$111,513	$82,759
Computer equipment	58,163	43,824
Software	28,583	20,693
Leasehold improvements	113,266	79,501

Total	311,525	226,777
Less: Accumulated depreciation and amortization	(138,095)	(90,129)

Property and equipment, net	$173,430	$136,648

Property and equipment, net, includes $14.7 million and $12.1 million of internally developed software, net of depreciation as of March 31, 2011 and 2010, respectively. Depreciation and amortization expense relating to property and equipment for fiscal 2011, fiscal 2010, the eight months ended March 31, 2009, and the four months ended July 31, 2008 was $52.0 million, $55.2 million, $35.3 million, and $11.9 million, respectively.

BOOZ ALLEN HAMILTON HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

Accounts payable and other accrued expenses consisted of the following:

	March 31,
	2011	2010

Vendor payables	$279,801	$257,418
Accrued expenses	123,863	93,317
Other	2,646	3,362

Total accounts payable and other accrued expenses	$406,310	$354,097

Accrued expenses consisted primarily of the Company’s reserve related to potential cost disallowance in conjunction with audits by the DCAA.

9.	ACCRUED COMPENSATION AND BENEFITS

Accrued compensation and benefits consisted of the following:

	March 31,
	2011	2010

Bonus	$136,503	$146,035
Retirement	93,826	89,200
Vacation	133,643	119,912
Other	33,024	29,998

Total accrued compensation and benefits	$396,996	$385,145

10.	DEFERRED PAYMENT OBLIGATION

In connection with the Merger Transaction, on July 31, 2008 the Company established a DPO of $158.0 million, payable by 8.5 years after the Closing Date, less any settled claims. Pursuant to the Merger Agreement, $78.0 million of the $158.0 million DPO was required to be paid in full to the selling shareholders. On December 11, 2009, in connection with the Recapitalization Transaction, $100.4 million was paid to the selling shareholders, of which $78.0 million was the repayment of that portion of the DPO, with approximately $22.4 million representing accrued interest.

The remaining $80.0 million is available to indemnify the Company for certain pre-acquisition tax contingencies, related interest and penalties, and other matters pursuant to the Merger Agreement. Any amounts remaining after the settlement of claims will be paid out to the selling shareholders. As of March 31, 2011 and 2010, the Company has recorded $90.5 million and $100.2 million, respectively, for pre-acquisition uncertain tax positions, of which approximately $52.7 million and $62.4 million, respectively, may be indemnified under the remaining available DPO. During fiscal 2011, the Company favorably settled $11.0 million of its pre-acquisition uncertain tax positions, thereby reducing the estimated amount to be indemnified under the remaining available DPO and increasing the DPO amount to be paid to the selling shareholders. Accordingly, the $38.2 million and $20.0 million DPO balance recorded as of March 31, 2011 and 2010, respectively, within other long-term liabilities in the accompanying consolidated balance sheets, represents the residual balance estimated to be paid to the selling shareholders based on consideration of contingent tax claims, accrued interest and other matters. Interest is accrued at a rate of 5.0% per six-month period on the DPO balance, net of any settled claims or payments, which was $80.0 million as of March 31, 2011 and 2010.

BOOZ ALLEN HAMILTON HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the principal balance of the DPO to the amount recorded in the consolidated balance sheets for the periods presented are as follows:

	March 31,
	2011	2010

Deferred payment obligation	$80,000	$158,000
Return of capital to selling shareholders	—	(78,000)
Payment of accrued interest to selling shareholders	—	(22,443)
Indemnified pre-acquisition uncertain tax positions	(52,721)	(62,425)
Accrued interest	10,904	24,896

Amount recorded in the consolidated balance sheets	$38,183	$20,028

11.	DEBT

Debt consisted of the following:

	March 31,
	2011		2010
	Interest	Outstanding	Interest	Outstanding
	Rate	Balance	Rate	Balance

Senior secured credit agreement
Tranche A Loans	2.81%	$497,185	4.00%	$110,829
Tranche B Loans	4.00%	497,143	7.50%	566,811
Tranche C Loans		—	6.00%	345,790

		994,328		1,023,430
Unsecured credit agreement
Mezzanine Term Loan		—	13.00%	545,202

Total		994,328		1,568,632
Current portion of long-term debt		(30,000)		(21,850)

Long-term debt, net of current portion		$964,328		$1,546,782

The Company maintains a Senior Secured Agreement, as amended, with a syndicate of lenders. In connection with the Refinancing Transaction, the Senior Secured Agreement was amended and restated effective February 3, 2011 to amend the term loan facilities and increase the Company’s revolving credit facility. The Senior Secured Agreement, as amended, provides for $1.0 billion in term loans ($500.0 million of Tranche A Loans and $500.0 million of Tranche B Loans) and a $275.0 million revolving credit facility. The loans under the Senior Secured Agreement, as amended, are secured by substantially all of the Company’s assets.

The Senior Secured Agreement, as amended, requires quarterly principal payments of 1.25% of the stated principal amount of the Tranche A Loans, with annual incremental increases to 1.875%, 2.50%, 3.125%, and 16.25%, prior to the Tranche A Loans maturity date of February 3, 2016, and 0.25% of the stated principal amount of the Tranche B Loans, with the remaining balance payable on the Tranche B Loans maturity date of August 3, 2017. The revolving credit facility matures on July 31, 2014, at which time any outstanding principal balance is due in full.

At the Company’s option, the interest rate on borrowings under the Senior Credit Facilities may be based on the Eurocurrency rate or the alternate base rate, or ABR, plus, in each case, an applicable margin, subject to the Eurocurrency rate and ABR being no lower than 1.00% or 2.00%, respectively, in the case of Tranche B

BOOZ ALLEN HAMILTON HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loans. Subject to a leveraged based pricing grid, the applicable margins on Tranche A Loans range from 2.00% to 2.75% with respect to Eurocurrency loans, or 1.00% to 1.75% with respect to ABR loans. The applicable margins on Tranche B Loans will be 3.00% with respect to Eurocurrency loans, or 4.00% with respect to ABR loans, stepping down, in each case to 2.75% and 3.75%, respectively, when the total leverage ratio is less than or equal to 1.75 to 1.00. The revolving credit facility margin and commitment fee are subject to the leveraged based pricing grid, set forth in the Senior Secured Agreement.

The Company entered into a 3-month LIBOR on February 3, 2011 for the Tranche A Loans at 0.31% plus the 2.50% spread to total the 2.81% all-in rate. For the Tranche B Loans, the Company entered into a 6-month LIBOR to lock in the all-in rate of 4.00%, which consists of the 1.00% floor plus the 3.00% spread. Depending on market conditions, Tranche A Loans and Tranche B Loans will reprice under the most appropriate LIBOR term. Currently, the Tranche B Loans do not have a variable rate as the floor has not been exceeded.

Prior to the February 2011 Refinancing Transaction, the Company’s then existing Senior Secured Agreement provided for $1,060.0 million in term loans ($125.0 million Tranche A Loans, $585.0 million Tranche B Loans, and $350.0 million Tranche C Loans), and a $245.0 million revolving credit facility. The Senior Secured Agreement required scheduled principal payments in equal consecutive quarterly installments of 2.50%, 0.25%, and 0.25% of the stated principal amounts of Tranche A Loans, Tranche B Loans, and Tranche C Loans, with incremental increases prior to their respective maturity dates. The interest rates on the loans under the Senior Secured Agreement were based on the Eurocurrency rate or ABR, subject to the Eurocurrency rate and ABR being no lower than 3.00% or 4.00%, respectively, in the case of Tranche B Loans, and 2.00% or 3.00%, respectively, in the case of Tranche C Loans. Subject to a leveraged based pricing grid, the applicable interest rate margins on Tranche A Loans ranged from 3.75% to 4.00% with respect to Eurocurrency loans, or 2.75% to 3.00% with respect to ABR loans. The applicable interest rate margins on Tranche B Loans were 4.50% with respect to Eurocurrency loans, or 3.50% with respect to ABR loans, as defined in the Senior Secured Agreement. The applicable interest rate margins on Tranche C Loans were 4.00% with respect to Eurocurrency loans, or 3.00% with respect to ABR loans, as defined in the Senior Secured Agreement.

Prior to the February 2011 Refinancing Transaction, the Company’s then existing Mezzanine Credit Agreement provided for a $550.0 million term loan, or Mezzanine Term Loan. The Mezzanine Term Loan did not require scheduled principal payment installments, but reached maturity July 31, 2016, at which time any remaining principal balance would have been due in full. Optional prepayments required a prepayment fee equal to 3.00% of the principal amount prepaid if paid on or after the second anniversary but before the third anniversary of the Closing Date, 2.00% if paid on or after the third anniversary but before the fourth anniversary of the closing date, and a mandatory 1.00% if paid on or after the fourth anniversary of the Closing Date. The Company recorded the mandatory 1.00% payment as additional interest expense over the life of the Mezzanine Term Loan on the consolidated statements of operations. Prepayments made before the second anniversary of closing date are subject to additional premiums and penalties based on the present value of the debt and remaining interest payments at the time of such prepayment. The applicable fixed interest rate on the Mezzanine Term Loan was 13.00%, with the option that, in lieu of interest payments in cash, up to 2.00% of that amount would be added to the then outstanding aggregate principal balance.

During fiscal 2011, interest payments of $3.9 million, $37.0 million, $19.1 million, $49.9 million, and $46,000 were made for Tranche A Loans, Tranche B Loans, Tranche C Loans, the Mezzanine Term Loan, and the revolving credit facility, respectively. During fiscal 2010, interest payments of $4.9 million, $44.1 million, $5.3 million, and $72.5 million were made for Tranche A Loans, Tranche B Loans, Tranche C Loans, and the Mezzanine Term Loan, respectively. In February 2011, the Company drew down $50.0 million on the revolving credit facility, which was fully repaid as of March 31, 2011. As of March 31, 2011 and 2010, no amounts were outstanding on the revolving credit facility.

BOOZ ALLEN HAMILTON HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total outstanding debt balance is recorded in the accompanying consolidated balance sheets, net of unamortized discount of $5.7 million and $19.2 million as of March 31, 2011 and 2010, respectively.

The Company made optional repayments on the Senior Credit Facilities and the mezzanine credit facility during fiscal 2011. In accordance with the terms of the Mezzanine Credit Agreement, the Company also paid prepayment penalties of 3.00% of the respective principal repayment amounts. In addition, the Company wrote-off ratable portions of DIC and OID associated with each repayment on the Senior Credit Facilities and the mezzanine credit facility. These amounts were reflected in other, net in the accompanying consolidated statements of operations. The optional repayments on the Senior Credit Facilities and the mezzanine credit facility, and the associated prepayment penalties and write-off of DIC and OID during fiscal 2011 were as follows:

		Principal	Prepayment	Write-Off of	Write-Off of	Total
Date	Term Facility	Payment	Penalties	DIC	OID	Expense

February 3, 2011	Tranche A, B, and C Loans	$1,021,463	$—	$11,374	$6,432	$17,806
	Mezzanine	222,076	6,662	8,287	1,768	16,717
December 21, 2010*	Mezzanine	32,494	975	1,229	262	2,466
November 26, 2010*	Mezzanine	210,430	6,313	8,022	1,712	16,047
August 2, 2010	Mezzanine	85,000	2,550	3,359	732	6,641

		$1,571,463	$16,500	$32,271	$10,906	$59,677

*	The December 21, 2010 and November 26, 2010 repayments and prepayment penalties were paid with net proceeds from the sale of shares of the Company’s Class A Common Stock.

The following table summarizes required future debt principal repayments:

	Payments Due By March 31,
	Total	2012	2013	2014	2015	2016	Thereafter

Tranche A Loans	500,000	25,000	37,500	50,000	62,500	325,000	—
Tranche B Loans	500,000	5,000	5,000	5,000	5,000	5,000	475,000

Total	$1,000,000	$30,000	$42,500	$55,000	$67,500	$330,000	$475,000

At March 31, 2011 and 2010, the Company was contingently liable under open standby letters of credit and bank guarantees issued by the Company’s banks in favor of third parties. These letters of credit and bank guarantees totaling $1.9 million and $1.4 million as of March 31, 2011 and 2010, respectively, primarily relate to leases and support of insurance obligations. These instruments reduce the Company’s available borrowings under the revolving credit facility.

The Senior Secured Agreement, as amended, requires the maintenance of certain financial and non-financial covenants. As of March 31, 2011, the Company was in compliance with all of its covenants.

BOOZ ALLEN HAMILTON HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	DEFERRED FINANCING COSTS

A reconciliation of the beginning and ending amount of DIC for the periods presented are as follows:

	March 31,
	2011	2010

Beginning of year	$52,042	$41,934
Amortization	(6,925)	(5,700)
Write-off related to optional debt repayments	(32,271)	—
Additional DIC related to February 2011 Refinancing Transaction	8,192	—
Additional DIC related to December 2009 Recapitalization Transaction	—	15,808

End of year	$21,038	$52,042

Costs incurred in connection with the February 2011 Refinancing Transaction were $12.5 million, of which $8.2 million was recorded as other long-term assets and will be amortized and reflected in interest expense in the consolidated statements of operations over the lives of the loans. Amortization of these costs will be accelerated to the extent that any prepayment is made on the Senior Credit Facilities. The remaining amount of $4.3 million was recorded as general and administrative expenses in the consolidated statements of operations.

Costs incurred in connection with the December 2009 Recapitalization Transaction to amend the Senior Secured Agreement and Mezzanine Credit Agreement were $18.9 million, of which $15.8 million was recorded as other long-term assets and is amortized and reflected in interest expense in the consolidated statements of operations over the lives of the loans. The remaining amount of $3.1 million was recorded as general and administrative expenses in the consolidated statements of operations.

13.	INCOME TAXES

The components of income tax expense (benefit) from continuing operations were as follows:

	The Company			Predecessor
	Fiscal Year	Fiscal Year	Eight Months	Four Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	July 31,
	2011	2010	2009	2008
Current
U.S. Federal	$(4,880)	$2,664	$—	$(1,414)
State and local	5,487	1,074	—	(459)

Total current	607	3,738	—	(1,873)

Deferred
U.S. Federal	40,290	18,004	(16,133)	(44,996)
State and local	2,473	1,833	(6,014)	(9,240)

Total deferred	42,763	19,837	(22,147)	(54,236)

Total	$43,370	$23,575	$(22,147)	$(56,109)

BOOZ ALLEN HAMILTON HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation between income tax computed at the U.S. federal statutory income tax rate to income tax expense (benefit) from continuing operations are as follows:

	The Company			Predecessor
	Fiscal Year	Fiscal Year	Eight Months	Four Month
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	July 31,
	2011	2010	2009	2008
Income tax expense (benefit) computed at U.S. statutory rate (35)%	$44,822	$17,148	$(21,326)	$(158,779)
Increases (reductions) resulting from:
Changes in accruals for uncertain tax positions	(10,142)	—	—	—
State income taxes, net of the federal tax benefit	6,039	2,913	(2,651)	(6,889)
Meals and entertainment	2,684	2,552	1,321	—
Nondeductible stock-based compensation	—	—	—	97,048
Other	(33)	962	509	12,511

Income tax expense (benefit) from continuing operations	$43,370	$23,575	$(22,147)	$(56,109)

Significant components of the Company’s net deferred income tax asset were as follows:

	March 31,
	2011	2010

Deferred income tax assets:
Accrued expenses	$53,675	$36,655
Stock-based compensation	56,114	47,461
Pension and postretirement insurance	22,785	844
Property and equipment	31,982	28,728
Net operating loss carryforwards	57,124	141,472
Capital loss carryforward	42,379	42,379
AMT	8,353	3,091
Deferred rent and tenant allowance	18,101	4,047
Other	12,440	4,913

Total gross deferred income taxes	302,953	309,590
Less: Valuation allowance	(42,379)	(42,379)

Total net deferred income tax assets	260,574	267,211

Deferred income tax liabilities:
Unbilled receivables	138,667	122,733
Intangible assets	94,789	106,106
Debt issuance costs	6,926	—

Total deferred tax liabilities	240,382	228,839

Net deferred income tax asset	$20,192	$38,372

BOOZ ALLEN HAMILTON HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax balances reflect the impact of temporary differences between the carrying amount of assets and liabilities and their tax basis and are stated at the tax rates expected to be in effect when taxes are actually paid or recovered. A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized. In determining if the Company’s deferred tax assets are realizable, management considers all positive and negative evidence, including the history of generating book earnings, future reversals of existing taxable temporary differences, projected future taxable income, as well as any tax planning strategies. The Company recognized a valuation allowance of $42.4 million as of March 31, 2011 and 2010 against the deferred tax asset associated with the capital loss carryforward. For all other deferred tax assets, the Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize these deferred tax assets.

At March 31, 2011 and 2010, the Company had approximately $148.8 million and $367.6 million, respectively, of net operating loss, or NOL, carryforwards, which will begin to expire in 2028. As discussed in Notes 1 and 4, Holding acquired the Predecessor in a nontaxable merger effective August 1, 2008. The Company believes that it is more likely than not that the company will generate sufficient taxable income to fully realize the tax benefit of our NOL carryforwards over the next two years.

Uncertain Tax Positions

The Company maintains reserves for uncertain tax positions related to tax benefits recognized in prior years. These reserves involve considerable judgment and estimation and are evaluated by management based on the best information available including changes in tax regulations and other information. As of March 31, 2011 and 2010, the Company has recorded $90.5 million and $100.2 million, respectively, of reserves for uncertain tax positions, of which approximately $52.7 million and $62.4 million, respectively, may be indemnified under the remaining available DPO.

Included in the balance of reserves for uncertain tax positions at March 31, 2011 and 2010 are potential tax benefits of $77.3 million and $86.0 million, respectively, that, if recognized, would impact the effective tax rate. A reconciliation of the beginning and ending amount of potential tax benefits for the periods presented are as follows:

	March 31,
	2011	2010

Beginning of year	$85,982	$87,867
Settlements with taxing authorities	(129)	(1,885)
Lapse of statute of limitations	(8,549)	—

End of year	$77,304	$85,982

For the fiscal year ended March 31, 2011, the Company’s reserves for uncertain tax positions decreased primarily as a result of a lapse in statute of limitations for a prior federal tax year, which was recorded as an income tax benefit of approximately $11.0 million.

The Company recognizes accrued interest and penalties related to the reserves for uncertain tax positions in the income tax provision. Included in the total reserve for uncertain tax positions are accrued penalties and interest of $13.2 million and $14.2 million at March 31, 2011 and 2010, respectively.

The Internal Revenue Service, or IRS, is completing its examination of the Company’s income tax returns for fiscal 2006, 2005, and 2004. As of March 31, 2011, the IRS has proposed certain adjustments to the Company’s claim on research credits. Management is currently appealing the proposed adjustment and does not anticipate that the adjustments will result in a material change to its financial position. The Company is also subject to taxes imposed by various taxing authorities including state and foreign jurisdictions. Tax years that remain open and subject to examination related to state and foreign jurisdictions are not considered to be

BOOZ ALLEN HAMILTON HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

material or will be indemnified under the Merger Agreement. Additionally, due to statute of limitations expirations and potential audit settlements, it is reasonably possible that approximately $55.0 million of currently remaining unrecognized tax positions, each of which are individually insignificant, may be effectively settled by March 31, 2012.

14.	EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

The Company sponsors the Employees’ Capital Accumulation Plan, or ECAP, which is a qualified defined contribution plan that covers eligible U.S. and international employees. ECAP provides for distributions, subject to certain vesting provisions, to participants by reason of retirement, death, disability, or termination of employment. Total expense under ECAP for fiscal 2011, fiscal 2010, the eight months ended March 31, 2009, and the four months ended July 31, 2008 was $224.8 million, $210.3 million, $116.8 million, and $53.3 million, respectively, and the Company-paid contributions were $223.7 million, $196.3 million, $127.3 million, and $32.9 million, respectively.

Defined Benefit Plan and Other Postretirement Benefit Plans

The Company maintains and administers a defined benefit retirement plan and a postretirement medical plan for current, retired, and resigned officers.

The Company established a non-qualified defined benefit plan for all Officers in May 1995, or Retired Officers’ Bonus Plan, which pays a lump-sum amount of $10,000 per year of service as an Officer, provided the Officer meets retirement vesting requirements. The Company also provides a fixed annual allowance after retirement to cover financial counseling and other expenses. The Retired Officers’ Bonus Plan is not salary related, but rather is based primarily on years of service.

In addition, the Company provides postretirement healthcare benefits to former or active Officers under a medical indemnity insurance plan, with premiums paid by the Company. This plan is referred to as the Officer Medical Plan.

The Company recognizes a liability for the defined benefit plans’ underfunded status, measures the defined benefit plans’ obligations that determine its funded status as of the end of the fiscal year, and recognizes as a component of accumulated other comprehensive income (loss) the changes in the defined benefit plans’ funded status that are not recognized as components of net periodic benefit cost.

The components of net postretirement medical expense for the Officer Medical Plan were as follows:

	The Company			Predecessor
	Fiscal Year	Fiscal Year	Eight Months	Four Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	July 31,
	2011	2010	2009	2008
Service cost	$3,363	$2,682	$2,325	$755
Interest cost	2,569	2,269	1,395	666

Total postretirement medical expense	$5,932	$4,951	$3,720	$1,421

BOOZ ALLEN HAMILTON HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average discount rate used to determine the year-end benefit obligations were as follows:

	The Company			Predecessor
	Fiscal Year	Fiscal Year	Eight Months	Four Month
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	July 31,
	2011	2010	2009	2008
Officer Medical Plan	5.75%	5.75%	6.50%	6.50%
Retired Officers’ Bonus Plan	5.75%	5.75%	6.50%	6.50%

Assumed healthcare cost trend rates for the Officer Medical Plan at March 31, 2011 and 2010 were as follows:

Pre-65 Initial Rate	2011	2010

Healthcare cost trend rate assumed for next year	8.0%	8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2018	2017

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates calculated as of March 31, 2011 would have the following effects:

	1% Increase	1% Decrease

Effect on total of service and interest cost	$1,017	$(827)
Effect on postretirement benefit obligation	$7,793	$(6,408)

Total pension expense, consisting of service and interest, associated with the Retired Officers’ Bonus Plan was $864,000, $800,000, $800,000, and $300,000 for fiscal 2011, fiscal 2010, eight months ended March 31, 2009, and four months ended July 31, 2008, respectively. Benefits paid associated with the Retired Officers’ Bonus Plan were $647,000, $300,000, $600,000, and $400,000 for fiscal 2011, fiscal 2010, eight months ended March 31, 2009, and four months ended July 31, 2008, respectively. The end-of-period benefit obligation of $5.2 million and $5.0 million as of March 31, 2011 and 2010, respectively, is included in postretirement obligations in the accompanying consolidated balance sheets.

Accumulated other comprehensive loss as of March 31, 2011, includes unrecognized net actuarial loss of $2.7 million, net of taxes of $1.1 million, that have not yet been recognized in net periodic pension cost for the Retired Officers’ Bonus Plan and the Officer Medical Plan. Accumulated other comprehensive loss as of March 31, 2010, includes unrecognized net actuarial loss of $7.2 million, net of taxes of $2.9 million, that have not yet been recognized in net periodic pension cost for the Retired Officers’ Bonus Plan and the Officer Medical Plan. A primary driver for the net actuarial loss of $7.2 million in fiscal 2010 was the change in the actuarial discount rate from 6.50% to 5.75%.

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit (cost) in fiscal 2012 are $8.5 million of net gain (loss), zero net prior service cost (credit), and zero net transition asset (obligation).

BOOZ ALLEN HAMILTON HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the benefit obligation, plan assets, and funded status of the Officer Medical Plan were as follows:

	The Company			Predecessor
	Fiscal Year	Fiscal Year	Eight Months	Four Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	July 31,
	2011	2010	2009	2008
Benefit obligation, beginning of the year	$45,455	$35,577	$32,157	$32,605
Service cost	3,363	2,682	2,325	755
Interest cost	2,569	2,270	1,395	666
Actuarial loss (gain)	3,053	6,673	797	(1,518)
Benefits paid	(1,687)	(1,747)	(1,097)	(351)

Benefit obligation, end of the year	$52,753	$45,455	$35,577	$32,157

Changes in plan assets
Fair value of plan assets, beginning of the year	$—	$—	$—	$—
Employer contributions	1,687	1,747	1,097	351
Benefits paid	(1,687)	(1,747)	(1,097)	(351)

Fair value of plan assets, end of the year	$—	$—	$—	$—

As of March 31, 2011 and 2010, the unfunded status of the Officer Medical Plan was $52.8 million and $45.5 million, respectively.

The postretirement benefit liability for the Officer Medical Plan is included in other long-term liabilities in the accompanying consolidated balance sheets.

Funded Status for Defined Benefit Plans

Generally, annual contributions are made at such times and in amounts as required by law and may, from time to time, exceed minimum funding requirements. The Retired Officers’ Bonus Plan is an unfunded plan and contributions are made as benefits are paid, for all periods presented. As of March 31, 2011 and 2010, there were no plan assets for the Retired Officers’ Bonus Plan and therefore, the accumulated liability of $5.2 million and $5.0 million, respectively, is unfunded. The liability will be distributed in a lump-sum payment as each Officer retires.

The expected future medical benefit payments and contributions are as follows:

Officer
Medical Plan
For the Fiscal Year Ending March 31,	Benefits

2012	$1,703
2013	1,966
2014	2,194
2015	2,527
2016	2,879
2017-2021	22,208

BOOZ ALLEN HAMILTON HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following:

	March 31,
	2011	2010

Deferred rent	$45,878	$10,255
Deferred compensation	22,408	11,289
Stock-based compensation	31,392	27,432
Deferred payment obligation	38,161	20,028
Postretirement obligation	57,997	50,464
Other	—	292

Total other long-term liabilities	$195,836	$119,760

In fiscal 2011 and 2010, the Company recorded a stock-based compensation liability of $40.4 million and $34.4 million, respectively, including $9.0 million and $7.0 million, respectively, expected to be paid within one year, related to the reduction in stock option exercise price associated with the December 2009 dividend. Options vested and not yet exercised that would have had an exercise price below zero as a result of the dividend were reduced to one cent, with the remaining reduction to be paid in cash upon exercise of the options. Refer to Note 17 for further discussion of the December 2009 dividend.

The Company maintains a deferred compensation plan, or EPP, established in January 2009, for the benefit of certain employees. The EPP allows eligible participants to defer all or a portion of their annual performance bonus, reduced by amounts withheld for the payment of taxes or other deductions required by law. The Company makes no contributions to the EPP, but maintains participant accounts for deferred amounts and interest earned. The amounts deferred into the EPP will earn interest at a rate of return indexed to the results of the Company’s growth as defined by the EPP. In each subsequent year, interest will be compounded on the total deferred balance. Employees must leave the money in the EPP until 2014. The deferred balance generally will be paid within 180 days of the final determination of the interest to be accrued for 2014, upon retirement, or termination. As of March 31, 2011 and 2010, the Company’s liability associated with the EPP was $22.4 million and $11.3 million, respectively.

16.	STOCKHOLDERS’ EQUITY

Stock Split

On September 21, 2010, the Company’s Board of Directors approved an amended and restated certificate of incorporation that was filed on November 8, 2010, thereby effecting a ten-for-one stock split of all the outstanding shares of Class A Common Stock, Class B Non-Voting Common Stock, Class C Restricted Common Stock, and Class E Special Voting Common Stock. Par value for Class A Common Stock, Class B Non-Voting Common Stock, and Class C Restricted Common Stock remained at $0.01 par value per share. Par value for Class E Special Voting Stock was split ten-for-one to become $0.003 per share. All issued and outstanding common stock and stock options and per share amounts of the Company contained in the financial statements have been retroactively adjusted to reflect this stock split for all periods presented.

The amended and restated certificate of incorporation also eliminated the Class D Merger Rolling Common Stock and the Class F Non-Voting Restricted Common Stock.

BOOZ ALLEN HAMILTON HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock

Holders of Class A Common Stock, Class C Restricted Common Stock, Class D Merger Rolling Common Stock, and Class E Special Voting Common Stock are entitled to one vote for each share as a holder. The holders of the Voting Common Stock shall vote together as a single class. The holders of Class B Non-Voting Common Stock and Class F Non-Voting Restricted Common Stock have no voting rights.

During fiscal 2011, 702,930 shares of Class A Common Stock held by an officer were exchanged for the equivalent number of shares of Class B Non-Voting Common Stock, and 702,930 shares of Class E Special Voting Common Stock were issued to a family trust of the same officer for an aggregate consideration of $2,109.

Class C Restricted Common Stock is restricted in that a holder’s shares vest as set forth in the Rollover Plan. Refer to Note 17 for further discussion of the Rollover Plan.

Class E Special Voting Common Stock represents the voting rights that accompany the new options program. The new options program has a fixed vesting and exercise schedule to comply with IRS section 409(a). Upon exercise, the option will convert to Class A Common Stock, and the corresponding Class E Special Voting Common Stock will be repurchased by the Company and retired. Refer to Note 17 for further discussion of the new options program.

Each share of common stock, except for Class E Special Voting Common Stock, is entitled to participate equally, when and if declared by the Board of Directors from time to time, such dividends and other distributions in cash, stock, or property from the Company’s assets or funds become legally available for such purposes subject to any dividend preferences that may be attributable to preferred stock that may be authorized. The Company’s ability to pay dividends to shareholders is limited as a practical matter by restrictions in the credit agreements governing the Senior Credit Facilities.

The authorized and unissued Class A Common Stock shares are available for future issuance upon share option exercises, without additional stockholder approval.

Preferred Stock

The Company is authorized to issue 54,000,000 shares of Preferred Stock, $0.01 par value per share, the terms and conditions of which are determined by the Board of Directors upon issuance. The rights, preferences, and privileges of holders of common stock are subject to, and may be adversely affected by, the rights of holders of any shares of preferred stock that the Company may designate and issue in the future. At March 31, 2011 and 2010, there were no shares of preferred stock outstanding.

Predecessor Redeemable Common Stock

Prior to the Merger Transaction, the Predecessor’s authorized capital stock as of March 31 and July 31, 2008, consisted of 5,000 shares of Common Stock, 5,000 shares of Class A Non-Voting Common Stock, 4,000 shares of Class B Common Stock, and 1,000 shares of Class B Non-Voting Common Stock. Each share of Common Stock and each share of the Class B Common Stock was entitled to one vote. Pursuant to the terms of the Predecessor’s Officer Stock Rights Plan, shares of Common Stock and shares of Class A Non-Voting Common Stock were redeemable at the book value per share at the option of the holder.

BOOZ ALLEN HAMILTON HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense recognized in the consolidated statements of operations:

	The Company			Predecessor
	Fiscal Year	Fiscal Year	Eight Months	Four Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	July 31,
	2011	2010	2009	2008
Cost of revenue	$14,073	$23,652	$20,479	$—
General and administrative expenses	34,605	48,245	41,580	511,653

Total	$48,678	$71,897	$62,059	$511,653

As of March 31, 2011 and 2010, there was $40.6 million and $75.6 million, respectively, of total unrecognized compensation cost related to unvested stock compensation agreements. The unrecognized compensation cost as of March 31, 2011 is expected to be fully amortized over the next 5.25 years.

Officers’ Rollover Stock Plan

The Rollover Plan was adopted as a mechanism to enable the exchange by the Officers of the Company’s U.S. government consulting business who were required to exchange (and those commercial officers who elected to exchange subject to an aggregate limit) a portion of their previous equity interests in the Predecessor for equity interests in the Company. Among the equity interests that were eligible for exchange were common stock and stock rights, both vested and unvested.

The stock rights that were unvested, but would have vested in 2008, were exchanged for 2,028,270 shares of new Class C Restricted Common Stock, or Class C Restricted Stock, issued by the Company at an estimated fair value of $10.00 at August 1, 2008. The aggregate grant date fair value of the Class C Restricted Stock issued for $20.3 million is being recorded as expense over the vesting period. Total compensation expense recorded in conjunction with this Class C Restricted Stock for fiscal 2011, fiscal 2010, and the eight months ended March 31, 2009 was $3.9 million, $7.1 million, and $7.9 million, respectively. As of March 31, 2011 and 2010, unrecognized compensation cost related to the non-vested Class C Restricted Stock was $1.4 million and $5.3 million, respectively, and is expected to be recognized over 2.25 and 3.25 years, respectively. For fiscal 2011 and 2010, 988,980 and 494,490 shares of Class C Restricted Stock vested, respectively. At March 31, 2011 and 2010, 3,971,730 shares of Class C Restricted Stock were authorized but unissued under the Plan. Notwithstanding the foregoing, Class C Restricted Stock was intended to be issued only in connection with the exchange process described above.

In addition to the conversion of the stock rights that would have vested in 2008 to Class C Restricted Stock, new options, or New Options, were issued in exchange for old stock rights held by the Predecessor’s U.S. government consulting partners that were issued under the stock rights plan that existed for the Predecessor’s Officers prior to the closing of the Merger Transaction. The New Options were granted based on the retirement eligibility of the Officer. For the purposes of the New Options, there are two categories of Officers — retirement eligible and non-retirement eligible. New Options granted to retirement eligible Officers vest in equal annual installments on June 30, 2009, 2010, and 2011.

BOOZ ALLEN HAMILTON HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the exercise schedule for Officers who were deemed retirement eligible. Exercise schedules are based on original vesting dates applicable to the stock rights surrendered:

	Percentage of New Options to be Exercised
	As of June 30,
	2009	2010	2011	2012	2013	2014

Retirement Eligible
Original vesting date of June 30, 2009	60%	20%	20%	—	—	—
Original vesting date of June 30, 2010	—	50%	20%	20%	10%	—
Original vesting date of June 30, 2011	—	—	20%	20%	30%	30%

Those individuals who were considered retirement eligible also were given the opportunity to make a one-time election to be treated as non-retirement eligible. The determination of retirement eligibility was made as of a fixed period of time and cannot be changed at a future date.

New Options granted to Officers who were categorized as non-retirement eligible will vest 50% on June 30, 2011, and 25% on June 30, 2012 and 2013.

The following table summarizes the exercise schedule for Officers who were deemed non-retirement eligible. Exercise schedules are based on original vesting dates applicable to the stock rights surrendered:

	Percentage of New Options to be Exercised
	As of June 30,
	2011	2012	2013	2014	2015

Non-Retirement Eligible
Original vesting date of June 30, 2011	20%	20%	20%	20%	20%
Original vesting date of June 30, 2012	—	25%	25%	25%	25%
Original vesting date of June 30, 2013	—	—	33%	33%	34%

If a holder’s employment with the Company were to terminate without cause, by reason of disability, or Company approved termination, these shares will continue to vest as if the holder continued to be employed as a retirement eligible or non-retirement eligible employee, as the case may be. In the event that a holder’s employment is terminated due to death, any unvested New Options shall immediately vest in full. In the event of a holder’s termination of employment due to death, disability, or a Company approved termination, the Company may, in its sole discretion, convert all or a portion of unexercised New Options into the right to receive upon vesting and exercise, in lieu of Company common stock, a cash payment pursuant to a prescribed formula. The aggregate grant date fair value of the New Options issued of $127.1 million is being recorded as compensation expense over the vesting period. Total compensation expense recorded in conjunction with the New Options for the fiscal 2011, fiscal 2010, and the eight months ended March 31, 2009 was $27.3 million, $42.2 million, and $42.7 million, respectively. The total fair value of New Options vested during fiscal 2011 and 2010 was $10.4 million and $10.4 million, respectively. As of March 31, 2011 and 2010, unrecognized compensation cost related to the non-vested New Options was $14.7 million and $42.0 million, respectively, which is expected to be recognized over 2.25 and 3.25 years, respectively.

Equity Incentive Plan

The EIP was created in connection with the Merger Transaction for employees and directors of Holding. The Company created a pool of options, or EIP Options, to draw upon for future grants that would be

BOOZ ALLEN HAMILTON HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

governed by the EIP. All options under the EIP are exercisable, upon vesting, for shares of common stock of Holding. The grants of options under the EIP were as follows:

	Number of	Estimated Fair Value of Common
Date of Grant	Options Granted	Stock at Time of Grant

August 17, 2010	50,000	$16.85
April 28, 2010	1,700,000	12.80
February 15, 2010	140,000	11.49
January 27, 2010	470,000	11.49
May 7, 2009	1,420,000	11.81
November 19, 2008	11,900,000	10.00

On November 16, 2010 the Board of Directors approved the grant of 260,000 options under the amended EIP. On March 1, 2011, the Board of Directors approved additional grants of 430,000 options under the amended EIP, however, the grant date for these options was not established until the first quarter of fiscal 2012.

Stock options are granted at the discretion of the Board of Directors or its Compensation Committee and expire ten years from the date of the grant. Options generally vest over a five-year period based upon required service and performance conditions. The Company calculates the pool of additional paid-in capital associated with excess tax benefits using the “simplified method.”

The aggregate grant date fair value of the EIP Options issued during fiscal 2011, fiscal 2010, and the eight months ended March 31, 2009, was $15.3 million, $10.6 million, and $51.5 million, respectively, and is being recorded as expense over the vesting period. Total compensation expense recorded in conjunction with options outstanding under the EIP for fiscal 2011, fiscal 2010, and the eight months ended March 31, 2009 was $17.4 million, $22.4 million, and $11.5 million, respectively. The total fair value of EIP Options vested during fiscal 2011 and 2010 was $12.7 million and $10.1 million, respectively. As of March 31, 2011 and 2010, unrecognized compensation cost related to the non-vested EIP Options was $24.5 million and $28.1 million, respectively, and is expected to be recognized over 5.25 and 4.75 years, respectively. As of March 31, 2011 and 2010, there were 12,130,240 and 7,633,600 options, respectively, available for future grant under the EIP.

Adoption of Annual Incentive Plan

On October 1, 2010, the Board of Directors adopted a new compensation plan in connection with the initial public offering to more appropriately align the Company’s compensation programs with those of similarly situated companies. The amount of the annual incentive payment will be determined based on performance targets established by the Board of Directors and a portion of the bonus may be paid in the form of equity (including stock and other awards under the EIP). If the Board of Directors elects to make payments in equity, the value of the overall award will be increased by 20%, related to the portion paid in equity. Equity awards will vest based on the passage of time, subject to the officer’s continued employment by the Company. The portion to be paid in the form of equity will be recognized in the accompanying consolidated statements of operations based on grant date fair value over the vesting period of three years and is estimated to be valued at $8.3 million for the deferred bonus earned in fiscal 2011. The portion to be paid in cash is accrued ratably during the fiscal year in which the employees provide service and paid out during the first quarter of the subsequent fiscal year.

Grants of Class A Restricted Common Stock

On April 28, 2010, the Compensation Committee of the Board of Directors granted 11,730 Class A Common Stock with certain restrictions, or Class A Restricted Stock, to certain Board members for their

BOOZ ALLEN HAMILTON HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

continued service to the Company. These shares vest in equal installments on September 30, 2010 and March 31, 2011, and were issued with an aggregate grant date fair value of $150,000. Total compensation expense recorded in conjunction with this grant for fiscal 2011 was $150,000. There were no additional shares authorized to be issued under the April 2010 Compensation Committee grant.

On May 7, 2009, the Compensation Committee of the Board of Directors granted 19,070 Class A Restricted Stock to certain unaffiliated Board members. These shares vest in equal installments on May 7, 2009, September 30, 2009, and March 31, 2010, and were issued with an aggregate grant date fair value of $225,000. Total compensation expense recorded in conjunction with this grant for fiscal 2010 was $225,000. There were no additional shares authorized to be issued under the May 2009 Compensation Committee grant.

Predecessor Stock Plan

Prior to the Merger Transaction, the Predecessor’s Officer Stock Rights Plan enabled Officers to purchase shares of Class A Common Stock. The Board of Directors had sole discretion to establish the book value applicable to shares of common stock to be purchased by Officers upon the exercise of their stock rights. Rights were granted in connection with the Class B Common Stock to purchase shares of Class A Common Stock, and vested one-tenth each year based on nine years of continuous service, with the first tenth vesting immediately. The exercise price for the first tenth was equal to the book value of the Predecessor’s Class A Common Stock on the grant date, and for the remaining rights the exercise price was equal to 50% of the book value on the grant date. Rights not exercised upon vesting were forfeited. Rights also accelerated upon retirement, in which case the exercise price was equal to 100% of the grant date book value.

Effective July 30, 2008, the Predecessor modified the Officer Stock Rights Plan to provide for accelerated vesting of stock rights in anticipation of a change in control of the Predecessor. All unvested stock rights were accelerated and vested with the exception of rights that would be exchanged for equity instruments in Holding after the Merger Transaction. Any stock rights that were due to vest in June 2008 were exercised at a price of 50% of the grant date book value and converted to Class A Common Stock on July 30, 2008. The remaining stock rights that were accelerated and vested were subsequently exercised at 100% of the grant date book value and converted to Class A Common Stock on July 30, 2008.

The Predecessor accounted for the rights granted under the Officer Stock Rights Plan as liability awards, which are marked to intrinsic value for the life of the award, using an accelerated method, through stock-based compensation expense.

Stock-based compensation expense of $193.5 million related to the acceleration of stock rights, and $318.2 million related to the mark-up of redeemable common shares, was recorded during the four months ended July 31, 2008.

Methodology

The Company uses the Black-Scholes option-pricing model to determine the estimated fair value for stock-based awards. The fair value of the Company stock on the date of the New Option grant was determined based on the fair value of the Merger Transaction involving Booz Allen Hamilton, Inc. and the Company that occurred on July 31, 2008. For all grants of options through the initial public offering, the fair value of the Company’s stock was determined by an independent valuation specialist. For all grants of options subsequent to the initial public offering, the fair value of the Company’s stock was based on the Company’s closing price on the New York Stock Exchange.

As the Company has no plans to issue regular dividends, a dividend yield of zero was used in the Black-Scholes option-pricing model. Expected volatility was calculated as of each grant date based on reported data for a peer group of publicly traded companies for which historical information was available. The Company will continue to use peer group volatility information until historical volatility of the Company can be

BOOZ ALLEN HAMILTON HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

regularly measured against an open market to measure expected volatility for future option grants. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve rates with the remaining term equal to the expected life assumed at the date of grant. The average expected life was estimated based on internal qualitative and quantitative factors. Forfeitures were estimated based on the Company’s historical analysis of Officer attrition levels and actual forfeiture rates by grant date.

The weighted average assumptions used in the Black-Scholes option-pricing model for stock option awards were as follows:

	Through Fiscal Year Ended March 31, 2011
	Rollover Stock Plan	Rollover Stock Plan
	New Options	New Options	Equity Incentive
	(Retirement)	(Non-Retirement)	Plan

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	33.6%	36.0%	40.0%
Risk-free interest rate	2.76%	3.26%	2.63%
Expected life (in years)	2.98	5.29	7.02

The weighted-average grant-date fair values of retirement eligible New Options, non-retirement eligible New Options, and EIP Options were $8.54, $8.63, and $4.98, respectively.

December 2009 Dividend and July 2009 Dividend

On December 7, 2009, the Company’s Board of Directors approved a dividend of $4.642 per share paid to holders of record as of December 8, 2009 of Class A Common Stock, Class B Non-Voting Common Stock, and Class C Restricted Common Stock. This dividend totaled $497.5 million. As required by the Rollover Plan and the EIP, and in accordance with applicable tax laws and regulatory guidance, the exercise price per share of each outstanding New Option and EIP Option was reduced in an amount equal to the value of the dividend. The Company evaluated the reduction of the exercise price associated with the dividend issuance. Both the Rollover and EIP plans contained mandatory antidilution provisions requiring modification of the options in the event of an equity restructuring, such as the dividends declared in July and December 2009. In addition, the structure of the modifications, as a reduction in the exercise price of options, did not result in an increase to the fair value of the awards. As a result of these factors, the Company did not record incremental compensation expense associated with the modifications of the options as a result of the July and December 2009 dividends. Options vested and not yet exercised that would have had an exercise price below zero as a result of the dividend were reduced to one cent. The difference between the one cent exercise price and the reduced value for shares vested and not yet exercised of approximately $54.4 million will be accrued by the Company as the options vest and will be paid in cash upon exercise of the options, subject to the continued vesting of the options. As of March 31, 2011 and 2010, the Company reported $31.4 million and $27.4 million, respectively, in other long-term liabilities and $9.0 million and $7.0 million, respectively, in accrued compensation and benefits in the consolidated balance sheets based on the proportion of the potential payment of $54.4 million which is represented by vested options for which stock-based compensation expense has been recorded. The Company paid $7.0 million to option holders in fiscal 2011 to settle the New Options exercised during the fiscal year, which is included in stock option exercises in cash flows from financing activities in the consolidated statements of cash flows.

On July 27, 2009, the Company’s Board of Directors approved a dividend of $1.087 per share paid to holders of record as of July 29, 2009 of the Company’s Class A Common Stock, Class B Non-Voting Common Stock, and Class C Restricted Common Stock. This dividend totaled $114.9 million. In accordance with the Officers’ Rollover Stock Plan, the exercise price per share of each outstanding option, including New Options and EIP options, was reduced in compliance with applicable tax laws and regulatory guidance. Additionally, the Company evaluated the reduction of the exercise price associated with the dividend issuance. As a result,

BOOZ ALLEN HAMILTON HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company did not record any additional incremental compensation expense associated with the dividend and corresponding decrease in the exercise and fair value of all outstanding options.

The following table summarizes stock option activity for the periods presented:

		Weighted
		Average
	Number of	Exercise
	Options	Price

Officers’ Rollover Stock Plan New Options
Retirement Eligible:
Options outstanding at March 31, 2010	5,828,340	$0.01	*
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	1,699,930	0.01

Options outstanding at March 31, 2011	4,128,410	$0.01

Non-Retirement Eligible:
Options outstanding at March 31, 2010	7,517,500	$0.01	*
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	—	—

Options outstanding at March 31, 2011	7,517,500	$0.01

Equity Incentive Plan Options
Options outstanding at March 31, 2010	13,064,970	$4.80
Granted	2,010,000	13.45
Forfeited	624,140	4.38
Expired	—	—
Exercised	2,675,105	4.40

Options outstanding at March 31, 2011	11,775,725	$6.39

*	Reflects adjustment for $4.642 dividend issued December 11, 2009, and $1.087 dividend issued July 27, 2009.

BOOZ ALLEN HAMILTON HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes unvested stock options for the periods presented:

				Aggregate
		Weighted		Intrinsic
	Number of	Average		Value on
	Options	Fair Value		Grant Date

Officers’ Rollover Stock Plan New Options
Retirement Eligible:
Unvested at March 31, 2010	4,856,950	$12.86		$40,995
Granted	—	—		—
Vested	2,428,470	4.27	*	10,370	*
Forfeited	—	—		—

Unvested at March 31, 2011	2,428,480	$21.46

Non-Retirement Eligible:
Unvested at March 31, 2010	7,517,500	$10.00		$62,553
Granted	—	—		—
Vested	—	—		—
Forfeited	—	—		—

Unvested at March 31, 2011	7,517,500	$10.00

Equity Incentive Plan Options
Unvested at March 31, 2010	10,826,040	$4.91		$—
Granted	2,010,000	13.45		—
Vested	2,642,170	4.82		—
Forfeited	624,140	4.38		—

Unvested at March 31, 2011	9,569,730	$6.76

*	Reflects adjustment for $4.642 dividend issued December 11, 2009, and $1.087 dividend issued July 27, 2009.

The following table summarizes stock options outstanding at March 31, 2011:

			Weighted			Weighted
		Weighted	Average		Weighted	Average
	Stock	Average	Remaining	Stock	Average	Remaining
	Options	Exercise	Contractual	Options	Exercise	Contractual
Range of Exercise Prices	Outstanding	Price	Life	Exercisable	Price	Life
			(In years)			(In years)
Officers’ Rollover Stock Plan
$0.01	11,645,910	0.01 *	1.75	1,699,930	$0.01	0.38
Equity Incentive Plan
$4.27 — $20.00	11,775,725	$6.39	7.94	2,205,895	$4.77	7.70

*	Reflects adjustment for $4.642 dividend issued December 11, 2009, and $1.087 dividend issued July 27, 2009.

The grant date aggregate intrinsic value for New Options outstanding and New Options exercisable at March 31, 2011 was $49.7 million and $726,000, respectively.

BOOZ ALLEN HAMILTON HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	RELATED-PARTY TRANSACTIONS

As discussed in Note 1, Carlyle acquired all of the issued and outstanding stock of the Company. From time to time, and in the ordinary course of business: (1) other Carlyle portfolio companies engage the Company as a subcontractor or service provider, and (2) the Company engages other Carlyle portfolio companies as subcontractors or service providers. Revenue and cost associated with these related parties for fiscal 2011 were $6.3 million and $5.3 million, respectively. Revenue and cost associated with these related party transactions for fiscal 2010 were $15.1 million and $13.5 million, respectively. Revenue and cost associated with these related party transactions for the eight months ended March 31, 2009 were immaterial.

On July 31, 2008, the Company entered into a management agreement, or Management Agreement, with TC Group V US, L.L.C., or TC Group, a company affiliated with Carlyle. In accordance with the Management Agreement, TC Group provides the Company with advisory, consulting and other services and the Company pays TC Group an aggregate annual fee of $1.0 million plus expenses. In addition, the Company made a one-time payment to TC Group of $20.0 million for investment banking, financial advisory and other services provided to the Company in connection with the Acquisition. For fiscal 2011, fiscal 2010, and the eight months ended March 31, 2009, the Company incurred $1.0 million, $1.0 million, and $700,000, respectively, in advisory fees.

Pursuant to the spin-off described in Note 1, effective July 31, 2008, the Company entered into a transition services agreement, or TSA, and a collaboration agreement, or CA, with Booz & Company Inc., or Booz & Co.. The TSA required the Company and Booz & Co. to provide to each other certain support services for up to 15 months following July 31, 2008. Revenue and expenses were recognized as incurred.

The CA requires the Company and Booz & Co. to provide to each other the services of personnel that were either staffed on existing contracts as of July 31, 2008, or contemplated to be staffed in proposals submitted prior to but accepted after such date. The CA will remain in effect until the termination or expiration of the applicable contracts. Revenue and expenses are recognized as incurred.

Included in the accompanying consolidated balance sheets and statements of operations are support services between the Company and Booz & Co. under terms of the TSA and CA, as well as occupancy charges based on license agreements:

As of March 31, 2011:
Accounts receivable	$187
Accounts payable	$91
As of March 31, 2010:
Accounts receivable	$376
Accounts payable	$1,318
For the fiscal year ended March 31, 2011:
Revenue	$1,438
Expenses	$1,936
For the fiscal year ended March 31, 2010:
Revenue	$3,712
Expenses	$2,889
For the eight months ended March 31, 2009:
Revenue	$27,652
Expenses	$27,785

There were no related-party transactions during the four months ended July 31, 2008.

BOOZ ALLEN HAMILTON HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space under noncancelable operating leases that expire at various dates through 2021. The terms for the facility leases generally provide for rental payments on a graduated scale, which are recognized on a straight-line basis over the terms of the leases, including reasonably assured renewal periods, from the time the Company controls the leased property. Lease incentives are recorded as a deferred credit and recognized as a reduction to rent expense on a straight-line basis over the lease term. Rent expense was approximately $118.4 million, net of $5.8 million of sublease income, $109.5 million, net of $7.1 million of sublease income, $68.6 million, net of $10.6 million of sublease income, and $30.2 million, net of $2.0 million of sublease income for fiscal 2011, fiscal 2010, eight months ended March 31, 2009, and four months ended July 31, 2008, respectively.

Future minimum operating lease payments for noncancelable operating leases and future minimum noncancelable sublease rentals are summarized as follows:

	Operating	Operating
	Lease	Sublease
For the Fiscal Year Ending March 31,	Payments	Income

2012	$85,440	$989
2013	70,783	496
2014	64,086	—
2015	54,267	—
2016	40,600	—
Thereafter	58,567	—

	$373,743	$1,485

Rent expense is included in occupancy costs, a component of general and administrative expenses, as shown on the consolidated statements of operations, and includes rent, sublease income from third parties, real estate taxes, utilities, parking, security, repairs and maintenance, and storage costs.

As a result of the Merger Transaction, the Company assigned a total of nine leases to Booz & Co. The facilities are located in New York, New York; Troy, Michigan; Florham Park, New Jersey; Parsippany, New Jersey; Houston, Texas; Chicago, Illinois; Cleveland, Ohio; Dallas, Texas; and London, England. Except for the Cleveland and Dallas leases, which expired, the Company remains liable under the terms of the original leases should Booz & Co. default on its obligations. There were no events of default under these leases as of March 31, 2011 and March 31, 2010. The maximum potential amount of undiscounted future payments is $47.0 million, and the leases expire at different dates between February 2012 and March 2017.

Government Contracting Matters

For fiscal 2011, fiscal 2010, eight months ended March 31, 2009, and four months ended July 31, 2008, approximately 97%, 98%, 98%, and 93%, respectively, of the Company’s revenue was generated from contracts with U.S. government agencies or other U.S. government contractors. Contracts with the U.S. government are subject to extensive legal and regulatory requirements and, from time to time and in the ordinary course of business, agencies of the U.S. government investigate whether the Company’s operations are conducted in accordance with these requirements and the terms of the relevant contracts by using investigative techniques as subpoenas or civil investigative demands. U.S. government investigations of the Company, whether related to the Company’s U.S. government contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayments, fines, or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting. Management

BOOZ ALLEN HAMILTON HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

believes it has adequately reserved for any losses that may be experienced from any investigation of which it is aware. The Defense Contract Management Agency Administrative Contracting Officer has negotiated annual final indirect cost rates through fiscal year 2006. Audits of subsequent years may result in cost reductions and/or penalties. Management believes it has adequately reserved for any losses that may be experienced from any such reductions and/or penalties. As of March 31, 2011 and 2010, the Company has recorded a liability of approximately $100.2 million and $72.7 million, respectively, for its current best estimate of net amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs incurred subsequent to fiscal year 2006.

Litigation

The Company is involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including monetary damages in varying amounts that currently range up to $26.2 million or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, management does not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on the financial condition and results of operations.

Six former officers and stockholders of the Predecessor who had departed the firm prior to the Acquisition have filed a total of nine suits, with original filing dates ranging from July 3, 2008 through December 15, 2009 (three of which were amended on July 2, 2010 and then further amended into one consolidated complaint on September 7, 2010) against the Company and certain of the Company’s current and former directors and officers. Each of the suits arises out of the Acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the Acquisition. Some of the suits also allege that the acquisition price paid to stockholders was insufficient. The various suits assert claims for breach of contract, tortious interference with contract, breach of fiduciary duty, civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations, violations of the Employee Retirement Income Security Act, and/or securities and common law fraud. Two of these suits have been dismissed and another has been dismissed but the former stockholder has sought leave to re-plead. Five of the remaining suits are pending in the United States District Court for the Southern District of New York and the sixth is pending in the United States District Court for the Southern District of California. As of March 31, 2011 and 2010, the aggregate alleged damages sought in the six remaining suits was approximately $348.7 million ($291.5 million of which is sought to be trebled pursuant to RICO) and $197.0 million ($140.0 million of which is sought to be trebled pursuant to RICO), respectively, plus punitive damages, costs, and fees.

20.	BUSINESS SEGMENT INFORMATION

The Company reports operating results and financial data in one operating and reportable segment. The Company manages its business as a single profit center in order to promote collaboration, provide comprehensive functional service offerings across its entire client base, and provide incentives to employees based on the success of the organization as a whole. Although certain information regarding served markets and functional capabilities is discussed for purposes of promoting an understanding of the Company’s complex business, the Company manages its business and allocates resources at the consolidated level of a single operating segment.

BOOZ ALLEN HAMILTON HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	UNAUDITED QUARTERLY FINANCIAL DATA

	2011 Quarters
	First	Second	Third	Fourth

Revenue	$1,341,929	$1,367,214	$1,389,176	$1,492,977
Operating income	88,745	71,909	75,131	83,659
Income before income taxes	48,085	26,276	21,943	31,760
Net income	28,169	14,817	23,638	18,070
Earnings per common share:
Basic(1)	$0.26	$0.14	$0.20	$0.14
Diluted(1)	$0.23	$0.12	$0.18	$0.13

	2010 Quarters
	First	Second	Third	Fourth

Revenue	$1,229,459	$1,279,257	$1,261,353	$1,352,564
Operating income	52,351	57,938	40,712	48,553
Income before income taxes	15,972	21,262	2,696	9,064
Net income	8,425	10,810	1,294	4,890
Earnings per common share:
Basic(1)	$0.08	$0.10	$0.01	$0.05
Diluted(1)	$0.08	$0.10	$0.01	$0.04

(1)	Earnings per share are computed independently for each of the quarters presented and therefore may not sum to the total for the fiscal year.

22.	SUPPLEMENTAL FINANCIAL INFORMATION

The following schedule summarizes valuation and qualifying accounts for the periods presented:

	The Company			Predecessor
	Fiscal Year	Fiscal Year	Eight Months	Four Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	July 31,
	2011	2010	2009	2008
Allowance for doubtful accounts
Beginning balance	$2,127	$1,648	$1,959	$4,364
Provision for doubtful accounts	230	1,371	2,082	1,038
Charges against allowance	(1,009)	(892)	(2,393)	(3,443)

Ending balance	$1,348	$2,127	$1,648	$1,959

Tax valuation allowance
Beginning balance	$42,379	$10,056	$16,000	$—
Purchase accounting adjustments	—	32,323	(5,944)	16,000

Ending balance	$42,379	$42,379	$10,056	$16,000

BOOZ ALLEN HAMILTON HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	DISCONTINUED OPERATIONS

As discussed in Note 1, the Predecessor spun off its global commercial business into a stand-alone entity referred to as Booz & Company, Inc. on July 31, 2008. Accordingly, the following amounts related to the global commercial business have been segregated from continuing operations and included in discontinued operations, net of tax, in the consolidated statement of operations for the four months ended July 31, 2008:

July 31,
2008

Revenue	$438,567
Operating expenses:
Cost of revenue	300,652
General and administrative expenses	1,142,880

Operating loss	(1,004,965)
Interest expense	(855)
Other, net	2,741

1,886

Loss before income tax benefit	(1,003,079)
Income tax benefit	154,708

Loss from discontinued operations, net of tax	$(848,371)

Stock-Based Compensation

As discussed in Note 17, the Predecessor’s Officer Stock Rights Plan enabled officers of the Predecessor to purchase shares of stock. The global commercial business recorded stock-based compensation expense of $427.3 million in general and administrative expense related to the acceleration of stock rights and shadow stock units, and $541.8 million for the mark-up of redeemable common stock during the four months ended July 31, 2008. The value of the accelerated stock rights and the redeemable common stock was determined using the price per share paid in the Merger Transaction.

Defined Contribution Plans

As discussed in Note 14, the Company has a defined contribution plan. Total expense under ECAP related to the global commercial business was $7.6 million for the four months ended July 31, 2008.

Defined Benefit Plan and Other Postretirement Benefit Plans

The Predecessor recognized total pension expense of $500,000, and total postretirement expense of $1.8 million, for its U.S. employees as a component of loss from discontinued operations for the four months ended July 31, 2008.

The officers and professional staff of the Predecessor employed in Germany were covered by a defined benefit pension plan, or Non-U.S. Plan. As stipulated in the Merger Agreement, the Company is not liable for the pension obligations associated with the German Pension Plan. The Predecessor recognized total pension expense for the Non-U.S. Plan as a component of loss from discontinued operations of $8.9 million for the four months ended July 31, 2008.

BOOZ ALLEN HAMILTON HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These plans were transferred to Booz & Co. as new plans as part of the Merger Transaction.

Lease Obligations

Rent expense related to the global commercial business, net of sublease income, was $10.5 million for the four months ended July 31, 2008.

24.	SUBSEQUENT EVENTS

After March 31, 2011, the Company a signed a definitive purchase agreement to sell its state and local government transportation consulting business for $28.5 million in cash, subject to certain adjustments. The transaction is expected to close in the second quarter of fiscal 2012. If the Company recognizes a gain on the sale, there is potential for a release of a portion the deferred tax valuation allowance.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

This Annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, that occurred in the fourth fiscal quarter of the period covered by this Annual Report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information related to our directors is set forth under the caption “Election of Directors” of our Proxy Statement for our Annual Meeting of Stockholders scheduled for August 10, 2011. Such information is incorporated herein by reference.

Information relating to our Executive Officers is included in Part I of this Annual Report under the caption “Executive Officers of the Registrant.”

Information relating to compliance with Section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2011 Proxy Statement. Such information is incorporated herein by reference.

Information related to our code of ethics is set forth under the caption “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2011 Proxy Statement. Such information is incorporated herein by reference.

Information relating to the Audit Committee and Board of Directors determinations concerning whether a member of the Audit Committee is a “financial expert” as that term is defined under Item 407(d)(5) of Regulation S-K is set forth under the caption “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2011 Proxy Statement. Such information is incorporated herein by reference.

Item 11.	Executive Compensation.

Information relating to this item is set forth under the captions “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report on Executive Compensation” of our 2011 Proxy Statement. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to this item is set forth in this Annual Report under the caption “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Equity Compensation Plan Information” and under the caption “Security Ownership of Certain Beneficial Owners and Management” of our 2011 Proxy Statement. Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information relating to this item is set forth under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2011 Proxy Statement. Such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

Information relating to this item is set forth under the caption “Independent Registered Public Accounting Firm Fees” of our 2011 Proxy Statement. Such information is incorporated herein by reference.

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report:

(1) Our financial statements filed herewith are set forth in Item 8 of this Annual Report.

(2) Financial statement schedules have been omitted because either they are not applicable or the required information is included in the financial statements or the notes thereto.

(3) The attached list of exhibits in the “Exhibit Index” immediately following the signature pages to this Annual Report is filed as part of this Annual Report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in McLean, Virginia, on this 8th day of June, 2011.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
(Registrant)

By:	/s/ Ralph W. Shrader
Name: Ralph W. Shrader

Title:	President, Chief Executive Officer and Director

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ralph W. Shrader Ralph W. Shrader	President, Chief Executive Officer and Director (Principal Executive Officer)	June 8, 2011

/s/ Samuel R. Strickland Samuel R. Strickland	Executive Vice President, Chief Financial Officer Chief Administrative Officer and Director (Principal Financial and Accounting Officer)	June 8, 2011

/s/ Peter Clare Peter Clare	Director	June 8, 2011

/s/ Ian Fujiyama Ian Fujiyama	Director	June 8, 2011

/s/ Mark Gaumond Mark Gaumond	Director	June 8, 2011

/s/ Allan M. Holt Allan M. Holt	Director	June 8, 2011

/s/ Philip A. Odeen Philip A. Odeen	Director	June 8, 2011

/s/ Charles O. Rossotti Charles O. Rossotti	Director	June 8, 2011

Exhibit Index

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of May 15, 2008, by and among Booz Allen Hamilton Inc., Booz Allen Hamilton Holding Corporation (formerly known as Explorer Holding Corporation), Booz Allen Hamilton Investor Corporation (formerly known as Explorer Investor Corporation), Explorer Merger Sub Corporation and Booz & Company Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))
2.2	Spin Off Agreement, dated as of May 15, 2008, by and among Booz Allen Hamilton Inc., Booz & Company Holdings, LLC, Booz & Company Inc., Booz & Company Intermediate I Inc. and Booz & Company Intermediate II Inc. (Incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))
2.3	Amendment to the Agreement and Plan of Merger and the Spin Off Agreement, dated as of July 30, 2008, by and among Booz Allen Hamilton Inc., Booz Allen Hamilton Investor Corporation (formerly known as Explorer Investor Corporation), Explorer Merger Sub Corporation, Booz & Company Holdings, LLC, Booz & Company Inc., Booz & Company Intermediate I Inc. and Booz & Company Intermediate II Inc. (Incorporated by reference to Exhibit 2.3 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))
3.1	Second Amended and Restated Certificate of Incorporation of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-34972))
3.2	Second Amended and Restated Bylaws of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-34972))
4.1	Guarantee and Collateral Agreement, among Booz Allen Hamilton Investor Corporation (formerly known as Explorer Investor Corporation), Explorer Merger Sub Corporation as the Initial Borrower, Booz Allen Hamilton Inc., as the Surviving Borrower, and the Subsidiary Guarantors party thereto, in favor of Credit Suisse, as Collateral Agent, dated as of July 31, 2008 (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))
4.2	Guarantee Agreement, among Booz Allen Hamilton Investor Corporation (formerly known as Explorer Investor Corporation), Explorer Merger Sub Corporation as the Initial Borrower, Booz Allen Hamilton Inc., as the Surviving Borrower, and the Subsidiary Guarantors party thereto, and Credit Suisse, as Administrative Agent, dated as of July 31, 2008 (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))
4.3	Amended and Restated Stockholders Agreement (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-34972))
4.4	Irrevocable Proxy and Tag-Along Agreement (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-34972))
4.5	Form of Stock Certificate (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))
10.1	Credit Agreement, among Booz Allen Hamilton Investor Corporation (formerly known as Explorer Investor Corporation), Explorer Merger Sub Corporation, as the Initial Borrower, Booz Allen Hamilton Inc., as the Surviving Borrower, the several lenders from time to time parties thereto, Credit Suisse AG, Cayman Islands Branch (formerly known as Credit Suisse), as Administrative Agent and Collateral Agent, Credit Suisse AG, Cayman Islands Branch (formerly known as Credit Suisse), as Issuing Lender, Banc of America Securities LLC and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers, and Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Barclays Capital, Goldman Sachs Credit Partners L.P., and Morgan Stanley Senior Funding, Inc., as Joint Bookrunners and Sumitomo Mitsui Banking Corporation, as Co-Manager, dated as of July 31, 2008 (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))
10.2	First Amendment to Credit Agreement, dated as of December 8, 2009 (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))
10.3	Loan Agreement, Waiver and Amendment No. 2 to the Credit Agreement, dated as of February 3, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Periodic Report on Form 8-K (File No. 001-34972))

Exhibit
Number	Description

10.4	Amended and Restated Credit Agreement, as effected by the Loan Agreement, Waiver and Amendment No. 2 to the Credit Agreement filed hereto as Exhibit 10.3 (Incorporated by reference to Exhibit 10.2 to the Company’s Periodic Report on Form 8-K (File No. 001-34972))
10.5	Management Agreement, among Booz Allen Hamilton Holding Corporation (formerly known as Explorer Holding Corporation), Booz Allen Hamilton Inc., and TC Group V US, LLC, dated as of July 31, 2008 (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))
10.6	Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))*
10.7	Booz Allen Hamilton Holding Corporation Officers’ Rollover Stock Plan (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))*
10.8	Form of Booz Allen Hamilton Holding Corporation Rollover Stock Option Agreement (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))*
10.9	Form of Stock Option Agreement under the Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))*
10.10	Form of Stock Option Agreement under the Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))*
10.11	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))*
10.12	Form of Restricted Stock Agreement for Directors under the Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))*
10.13	Form of Restricted Stock Agreement for Employees under the Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))*
10.14	Booz Allen Hamilton Holding Corporation Annual Incentive Plan (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))*
10.15	Booz Allen Hamilton Holding Corporation Officers’ Retirement Plan (Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))*
10.16	Officer’s Comprehensive Medical and Dental Plans (Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))*
10.17	Retired Officer’s Comprehensive Medical and Dental Plans (Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))*
10.18	Excess ECAP Payment Program (Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))*
10.19	Group Variable Universal Life Insurance (Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))*
10.20	Group Personal Excess Liability Insurance (Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))*
10.21	Annual Performance Program (Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))*
10.22	Form of Booz Allen Hamilton Holding Corporation Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))*
10.23	Form of Stock Option Agreement under the Equity Incentive Plan of Booz Allen Hamilton Holding Corporation*
10.24	Officer Transition Policy*
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

*	Indicates management contract or compensatory arrangement.