Form 10-Q
period 2011-06-30
Booz Allen Hamilton Holding Corp
filed 2011-08-10
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
as of July 31, 2011
Class A Common Stock	125,954,424

Class B Non-Voting Common Stock	2,832,180

Class C Restricted Common Stock	1,706,670

Class E Special Voting Common Stock	12,348,860

PART I. FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS	2

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28

ITEM 4 CONTROLS AND PROCEDURES	28

PART II. OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS	29

ITEM 1A RISK FACTORS	29

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	29

ITEM 3 DEFAULTS UPON SENIOR SECURITIES	29

ITEM 4 REMOVED AND RESERVED	29

ITEM 5 OTHER INFORMATION	29

ITEM 6 EXHIBITS	30
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2011	2011
	(Unaudited)
	(Amounts in thousands, except
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$228,513	$192,631
Accounts receivable, net of allowance	1,079,944	1,111,004
Prepaid expenses and other current assets	68,331	62,014

Total current assets	1,376,788	1,365,649

Property and equipment (less accumulated depreciation of $151,298 and $138,095 at June 30, 2011 and March 31, 2011, respectively)	177,254	173,430
Intangible assets, net	236,147	240,238
Goodwill	1,163,712	1,163,549
Other long-term assets	73,668	81,157

Total assets	$3,027,569	$3,024,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$33,125	$30,000
Accounts payable and other accrued expenses	413,110	406,310
Accrued compensation and benefits	314,168	396,996
Other current liabilities	47,754	32,829

Total current liabilities	808,157	866,135

Long-term debt, net of current portion	953,976	964,328
Income tax reserve	90,311	90,474
Other long-term liabilities	200,963	195,836

Total liabilities	2,053,407	2,116,773

Commitments and contingencies (Note 15)

Stockholders’ equity:
Common stock, Class A — $0.01 par value — authorized, 600,000,000 shares; issued and outstanding, 123,855,904 shares at June 30, 2011 and 122,784,835 shares at March 31, 2011	1,238	1,227
Non-voting common stock, Class B — $0.01 par value — authorized, 16,000,000 shares; issued and outstanding, 2,911,296 shares at June 30, 2011 and 3,053,130 shares at March 31, 2011	29	31
Restricted common stock, Class C — $0.01 par value — authorized, 5,000,000 shares; issued and outstanding, 1,891,550 shares at June 30, 2011 and 2,028,270 shares at March 31, 2011	19	20
Special voting common stock, Class E — $0.003 par value — authorized, 25,000,000 shares; issued and outstanding, 12,238,510 shares at June 30, 2011 and 12,348,860 shares at March 31, 2011	37	37
Additional paid-in capital	855,719	840,058
Retained earnings	122,466	71,330
Accumulated other comprehensive loss	(5,346)	(5,453)

Total stockholders’ equity	974,162	907,250

Total liabilities and stockholders’ equity	$3,027,569	$3,024,023

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	June 30,
	2011	2010
	(Amounts in thousands, except per share data)
Revenue	$1,446,836	$1,341,929

Operating costs and expenses:
Cost of revenue	726,831	677,095
Billable expenses	392,190	356,286
General and administrative expenses	211,835	200,419
Depreciation and amortization	17,858	19,384

Total operating costs and expenses	1,348,714	1,253,184

Operating income	98,122	88,745

Interest expense	(12,294)	(40,353)
Other, net	(442)	(307)

Income before income taxes	85,386	48,085
Income tax expense	34,250	19,916

Net income	$51,136	$28,169

Earnings per common share (Note 3):
Basic	$0.40	$0.26

Diluted	$0.37	$0.23

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	June 30,
	2011	2010
	(Amounts in thousands)
Net income	$51,136	$28,169
Actuarial gain related to employee benefits, net of taxes	107	82

Comprehensive income	$51,243	$28,251

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	June 30,
	2011	2010
	(Amounts in thousands)
Cash flows from operating activities
Net income	$51,136	$28,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,858	19,384
Amortization of debt issuance costs	1,194	1,913
Amortization of original issuance discount on debt	273	744
Excess tax benefits from the exercise of stock options	(2,619)	(552)
Stock-based compensation expense	10,677	15,660
Loss on disposition of property and equipment	10	—
Changes in assets and liabilities:
Accounts receivable, net	31,060	23,385
Prepaid expenses and other current assets	334	(4,438)
Other long-term assets	12,717	14,582
Accrued compensation and benefits	(83,804)	(88,764)
Accounts payable and other accrued expenses	2,109	(12,534)
Accrued interest	2,372	2,039
Income tax reserve	(163)	(22)
Other current liabilities	14,094	1,758
Other long-term liabilities	(3,404)	8,687

Net cash provided by operating activities	53,844	10,011

Cash flows from investing activities
Purchases of property and equipment	(17,601)	(16,213)
Escrow payments	—	1,384

Net cash used in investing activities	(17,601)	(14,829)

Cash flows from financing activities
Net proceeds from issuance of common stock	2,418	1,002
Repayment of debt	(7,500)	(5,463)
Excess tax benefits from the exercise of stock options	2,619	552
Stock option exercises	2,102	1,503

Net cash used in financing activities	(361)	(2,406)

Net increase (decrease) in cash and cash equivalents	35,882	(7,224)
Cash and cash equivalents—beginning of period	192,631	307,835

Cash and cash equivalents—end of period	$228,513	$300,611

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$8,455	$35,444

Income taxes, net	$1,645	$215

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or unless otherwise noted)
June 30, 2011
1. BUSINESS OVERVIEW
   Organization
     Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or the Company, provides management and technology consulting services primarily to the U.S. government and its agencies in the defense, intelligence, and civil markets. The Company offers clients functional knowledge spanning strategy and organization, analytics, technology, engineering, and operations, which it combines with specialized expertise in clients’ mission and domain areas to help solve critical problems. The Company, an affiliate of The Carlyle Group, or Carlyle, was incorporated in Delaware in May 2008 and is headquartered in McLean, Virginia, with approximately 25,000 employees as of June 30, 2011.
2. BASIS OF PRESENTATION
     The Company prepared the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, or Quarterly Report, in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company followed the accounting policies used and disclosed in the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2011 filed with the Securities and Exchange Commission on June 8, 2011, or Annual Report. The Company’s fiscal year ends on March 31 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31.
     The interim financial information in this Quarterly Report reflects all adjustments, consisting of normal recurring adjustments except as otherwise disclosed, necessary for a fair presentation of the Company’s results of operations for the interim periods. The results of operations for the three months ended June 30, 2011 are not necessarily indicative of results to be expected for the full fiscal year.
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results experienced by the Company may differ materially from management’s estimates.
   Recent Accounting Pronouncements
     During the three months ended June 30, 2011, the Company adopted the following accounting pronouncement:
     In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income, which supersedes the presentation options in Accounting Standards Codification Topic 220, Comprehensive Income. This guidance requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance does not change the items which must be reported in other comprehensive income, how such items are measured, or when they must be reclassified to net income. The guidance is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. As this guidance impacts presentation only, it will have no effect on the Company’s financial condition, results of operations, or cash flows. The Company elected early adoption effective June 30, 2011 using the two-statement approach.
     Other recent accounting pronouncements issued by the FASB during the three months ended June 30, 2011 and through the filing date did not or are not believed by management to have a material impact on the Company’s condensed consolidated financial statements.
3. EARNINGS PER SHARE
     The Company computes basic and diluted earnings per share amounts based on net income for the periods presented. The Company uses the weighted average number of common shares outstanding during the period to calculate basic earnings per share, or EPS.

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
     Basic and diluted EPS for the periods presented are computed as follows:

	Three Months Ended
	June 30,
	2011	2010
Earnings for basic and diluted computations	$51,136	$28,169

Weighted-average Class A Common Stock outstanding	122,958,100	102,747,486
Weighted-average Class B Non-Voting Common Stock outstanding	3,027,823	2,666,900
Weighted-average Class C Restricted Common Stock outstanding	1,989,558	2,028,270

Total weighted-average common shares outstanding for basic computations	127,975,481	107,442,656
Dilutive stock options and restricted stock	11,946,984	13,512,862

Average number of common shares outstanding for diluted computations	139,922,465	120,955,518

Earnings per common share
Basic	$0.40	$0.26

Diluted	$0.37	$0.23

     In the EPS calculation for the three months ended June 30, 2011 and 2010, 2,020,000 and 2,310,000 options, respectively, were not included in the EPS calculation as their impact was anti-dilutive. Such options may have a dilutive effect in future periods.
4. GOODWILL AND INTANGIBLE ASSETS
   Goodwill
     As of June 30, 2011 and March 31, 2011, goodwill was $1,163.7 million and $1,163.5 million, respectively. The change in the carrying amount of goodwill is attributable to purchase price adjustments stemming from the Company’s acquisition by Carlyle in July 2008 as described in the Company’s Annual Report.
   Intangible Assets
     Intangible assets consisted of the following:

	As of June 30, 2011			As of March 31, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Amortizable intangible assets

Contract backlog	$160,800	$115,350	$45,450	$160,800	$111,330	$49,470
Favorable leases	2,800	2,303	497	2,800	2,232	568

Total	163,600	117,653	45,947	163,600	113,562	50,038

Unamortizable intangible assets

Trade name	190,200	—	190,200	190,200	—	190,200

Total	$353,800	$117,653	$236,147	$353,800	$113,562	$240,238

Amortization expense for the three months ended June 30, 2011 and 2010 was $4.1 million and $7.2 million, respectively.

5. ACCOUNTS RECEIVABLE, NET
     Accounts receivable, net consisted of the following:

	June 30,	March 31,
	2011	2011
Current
Accounts receivable—billed	$470,862	$466,688
Accounts receivable—unbilled	610,948	645,664
Allowance for doubtful accounts	(1,866)	(1,348)

Accounts receivable, net	1,079,944	1,111,004
Long-term
Unbilled receivables related to retainage and holdbacks	20,892	17,075

Total accounts receivable, net	$1,100,836	$1,128,079

     The Company recognized a provision for doubtful accounts of $601,000 and $77,000 for the three months ended June 30, 2011 and 2010, respectively. Long-term unbilled receivables related to retainage, holdbacks, and long-term rate settlements to be billed at contract closeout are included in other long-term assets in the accompanying condensed consolidated balance sheets.
6. ACCRUED COMPENSATION AND BENEFITS
     Accrued compensation and benefits consisted of the following:

	June 30,	March 31,
	2011	2011
Bonus	$28,472	$136,503
Retirement	111,401	93,826
Vacation	138,719	133,643
Other	35,576	33,024

Total accrued compensation and benefits	$314,168	$396,996

     In June 2011, the Company paid fiscal 2011 bonuses of $135.7 million.
7. DEFERRED PAYMENT OBLIGATION
     In connection with the merger transaction as described in the Company’s Annual Report, the Company established a deferred payment obligation, or DPO, of $158.0 million, payable 8.5 years after July 31, 2008, less any settled claims. Of the $158.0 million, $78.0 million was required to be paid in full to the selling shareholders and $80.0 million is available to indemnify the Company for certain pre-acquisition tax contingencies, related interest and penalties, and other matters pursuant to the Agreement and Plan of Merger dated as of May 15, 2008, as amended as of July 30, 2008. On December 11, 2009, in connection with the recapitalization transaction as described in the Company’s Annual Report, $100.4 million was paid to selling shareholders, of which $78.0 million was the repayment of that portion of the DPO described above, with $22.4 million representing accrued interest. Any amounts remaining after the settlement of claims will be paid out to selling shareholders.
     As of June 30, 2011 and March 31, 2011, the Company has recorded $90.3 million and $90.5 million, respectively, for pre-acquisition uncertain tax positions, of which approximately $52.6 million and $52.7 million, respectively, may be indemnified under the remaining available DPO. Accordingly, the $40.6 million and $38.2 million DPO balances recorded as of June 30, 2011 and March 31, 2011, respectively, within other long-term liabilities in the accompanying condensed consolidated balance sheets, represent the residual balance estimated to be paid to the selling shareholders based on consideration of contingent tax claims, accrued interest, and other matters.

     A reconciliation of the principal balance of the DPO to the amount recorded in the condensed consolidated balance sheets for the periods presented are as follows:

	June 30,	March 31,
	2011	2011
Deferred payment obligation	$80,000	$80,000
Indemnified pre-acquisition uncertain tax positions	(52,558)	(52,721)
Accrued interest	13,153	10,904

Amount recorded in the condensed consolidated balance sheets	$40,595	$38,183

8. DEBT
     Debt consisted of the following:

	June 30, 2011		March 31, 2011
	Interest	Oustanding	Interest	Oustanding
	Rate	Balance	Rate	Balance
Tranche A Loans	2.77%	$491,107	2.81%	$497,185
Tranche B Loans	4.00%	495,994	4.00%	497,143

Total		987,101		994,328
Less: Current portion of long-term debt		(33,125)		(30,000)

Long-term debt, net of current portion		$953,976		$964,328

     The Company maintains a senior secured credit agreement, as amended, with a syndicate of lenders. The senior secured credit agreement, as amended, provides for $1.0 billion in term loans ($500.0 million of Tranche A Loans and $500.0 million of Tranche B Loans) and a $275.0 million revolving credit facility. The loans under the senior secured credit agreement, as amended, are secured by substantially all of the Company’s assets.
     The senior secured agreement, as amended, requires quarterly principal payments of 1.25% of the stated principal amount of the Tranche A Loans, with annual incremental increases to 1.875%, 2.50%, 3.125%, and 16.25%, prior to the Tranche A Loans’ maturity date of February 3, 2016, and 0.25% of the stated principal amount of the Tranche B Loans, with the remaining balance payable on the Tranche B Loans’ maturity date of August 3, 2017. The revolving credit facility matures on July 31, 2014, at which time any outstanding principal balance is due in full. As of June 30, 2011 and March 31, 2011, there were no amounts outstanding on the revolving credit facility.
     The total outstanding debt balance is recorded in the accompanying condensed consolidated balance sheets, net of unamortized discount of $5.4 million and $5.7 million as of June 30, 2011 and March 31, 2011, respectively.
     At June 30, 2011 and March 31, 2011, the Company was contingently liable under open standby letters of credit and bank guarantees issued by the Company’s banks in favor of third parties. These letters of credit and bank guarantees, which totaled $1.9 million as of June 30, 2011 and March 31, 2011, primarily relate to leases and support of insurance obligations. These instruments reduce the Company’s available borrowings under the revolving credit facility.
     The senior secured credit agreement, as amended, requires the maintenance of certain financial and non-financial covenants. As of June 30, 2011 and March 31, 2011, the Company was in compliance with all of its covenants.
9. INCOME TAXES
     The Company’s effective income tax rate was 40.1% and 41.4% for the three months ended June 30, 2011 and 2010, respectively. The decrease in the effective tax rate for the three months ended June 30, 2011 as compared to the same prior year period is primarily due to the reduced impact of permanent items given the growth in pre-tax income. The three month effective tax rate of 40.1% differs from the statutory rate of 35% due to state taxes and the effect of other permanent rate differences, which primarily related to meals and entertainment, club dues, and accrued interest.
     The Internal Revenue Service, or IRS, is completing its examination of the Company’s income tax returns for fiscal 2006, 2005, and 2004. As of June 30, 2011 and March 31, 2011, the IRS has proposed certain adjustments to the Company’s claim on research credits. Management is currently appealing the proposed adjustment and does not anticipate that the adjustments will result in a material change to its financial position. The Company is also subject to taxes imposed by various taxing authorities including state and foreign jurisdictions. Tax years that remain open and subject to examination related to state and foreign jurisdictions are not considered to be material or will be indemnified under the merger agreement as described in the Company’s Annual Report.
10. EMPLOYEE BENEFIT PLANS
   Defined Contribution Plan
     The Company sponsors the Employees’ Capital Accumulation Plan, or ECAP, which is a qualified defined contribution plan that covers eligible U.S. and international employees. ECAP provides for distributions, subject to certain vesting provisions, to participants by reason of retirement, death, disability, or termination of employment. Total expense under ECAP for the three months ended June 30, 2011 and 2010 was $59.2 million and $56.3 million, respectively, and the Company-paid contributions were $41.7 million and $37.6 million, respectively.
   Defined Benefit Plan and Other Postretirement Benefit Plans
     The Company maintains and administers a defined benefit retirement plan and a postretirement medical plan for current, retired, and resigned officers.
     Total expense for the Company’s Retired Officers’ Bonus Plan was $217,000 and $216,000 for the three months ended June 30, 2011 and 2010, respectively. The Retired Officers’ Bonus Plan is an unfunded plan and contributions are made as benefits are paid. As of June 30, 2011 and 2010, there were no plan assets for the Retired Officers’ Bonus Plan and therefore, the accumulated liability of $5.0 million and $5.2 million, respectively, included in other long-term liabilities in the accompanying condensed consolidated balance sheets is unfunded.
     The components of net postretirement medical expense for the Officer Medical Plan were as follows:

	Three Months Ended
	June 30,
	2011	2010
Service cost	$956	$841
Interest cost	769	642

Total postretirement medical expense	$1,725	$1,483

     As of June 30, 2011 and March 31, 2011, the unfunded status of the Officer Medical Plan was $54.1 million and $52.8 million, respectively, and are included in other long-term liabilities in the accompanying condensed consolidated balance sheets.
11. STOCKHOLDERS’ EQUITY
   Common Stock
     The common stock shares activity consisted of the following:

		Class B	Class C	Class E
	Class A	Non-Voting	Restricted	Special Voting
	Common Stock	Common Stock	Common Stock	Common Stock
Balance at March 31, 2010	102,922,900	2,350,200	2,028,270	13,345,880

Issuance of common stock	16,189,830	—	—	702,930
Stock options exercised	4,375,035	—	—	(1,699,950)
Share exchange	(702,930)	702,930	—	—

Balance at March 31, 2011	122,784,835	3,053,130	2,028,270	12,348,860

Issuance of common stock	153,454	—	—	—
Stock options exercised	639,061	—	—	(110,350)
Sale of common stock	278,554	(141,834)	(136,720)	—

Balance at June 30, 2011	123,855,904	2,911,296	1,891,550	12,238,510

      In connection with the Company’s initial public offering in November 2010, the Company established a tax qualified Employee Stock Purchase Plan, or ESPP, which is designed to enable eligible employees to periodically purchase shares of the Company’s Class A Common Stock up to an aggregate of 10,000,000 shares at a discount from the fair market value of the Company’s common stock. The ESPP provides for quarterly offering periods, the first of which commenced on April 1, 2011. For the first quarterly offering period that closed on June 30, 2011, 133,223 Class A Common Stock shares were purchased by employees under the ESPP.

12. STOCK-BASED COMPENSATION
     The following table summarizes stock-based compensation expense recognized in the condensed consolidated statements of operations:

	Three Months Ended
	June 30,
	2011	2010
Cost of revenue	$3,056	$4,527
General and administrative expenses	7,621	11,133

Total	$10,677	$15,660

     As of June 30, 2011, there was $39.5 million of total unrecognized compensation cost related to unvested stock-based compensation agreements. The unrecognized compensation cost as of June 30, 2011 is expected to be amortized over the next 5.0 years.
   Officers’ Rollover Stock Plan
     For the three months ended June 30, 2011, 766,890 shares of Class C Restricted Common Stock, or Class C Restricted Stock, vested. Total compensation expense recorded in conjunction with all Class C Restricted Stock for the three months ended June 30, 2011 and 2010 was $593,000 and $1.3 million, respectively. Future compensation cost related to non-vested Class C Restricted Stock not yet recognized in the condensed consolidated statements of operations was $834,000, and is expected to be recognized over 2.0 years.
     A portion of the old stock rights held by Booz Allen Hamilton, Inc.’s U.S. government consulting partners issued under the stock rights plan that existed for Booz Allen Hamilton, Inc.’s Officers prior to the merger transaction, as described in the Company’s Annual Report, were exchanged for new options, or New Options. As of June 30, 2011, there were 11,535,539 New Options outstanding, of which 3,758,750 options were unvested. As New Options granted to retirement eligible Officers were fully vested as of June 30, 2011, the remaining 3,758,750 options unvested as of June 30, 2011 represent only non-retirement eligible options. Total compensation expense recorded in conjunction with all New Options for the three months ended June 30, 2011 and 2010 was $5.1 million and $8.2 million, respectively. Future compensation cost related to non-vested New Options not yet recognized in the condensed consolidated statements of operations was $9.6 million, and is expected to be recognized over 2.0 years.
   Equity Incentive Plan
     On April 1, 2011, 1,280,000 options were granted under the Equity Incentive Plan, or EIP. The estimated fair value of the common stock at the time of the option grant was $18.29. On April 25, 2011, 430,000 EIP options were granted. The estimated fair value of the common stock at the time of the option grant was $19.22.
     As of June 30, 2011, there were 12,770,945 EIP options outstanding, of which 8,170,740 were unvested. Total compensation expense recorded in conjunction with EIP options for the three months ended June 30, 2011 and 2010 was $4.9 million and $6.1 million, respectively. Future compensation cost related to non-vested EIP options not yet recognized in the condensed consolidated statements of operations was $28.8 million, and is expected to be recognized over 5.0 years.
   Grants of Class A Restricted Common Stock
     On April 1, 2011, the Compensation Committee of the Board of Directors granted 20,231 Class A Common Stock with certain restrictions, or Class A Restricted Stock, to certain Board members for their continued service to the Company. These shares vest in equal installments on September 30, 2011 and March 31, 2012, and were issued with an aggregate grant date fair value of $370,000. Total compensation expense recorded in conjunction with this grant for the three months ended June 30, 2011 was $139,000. There were no additional shares authorized to be issued under the April 2011 Compensation Committee grant.
   December 2009 Dividend
     As of June 30, 2011 and March 31, 2011, the Company recorded a stock-based compensation liability of $33.8 million and $34.4 million, respectively, in other long-term liabilities, related to the reduction in stock option exercise price associated with a dividend paid in December 2009. The Company also recorded $9.0 million and $7.0 million as of June 30, 2011 and March 31, 2011, respectively, of a stock-based compensation liability in accrued compensation and benefits, which represents the amounts of the reduction in stock option exercise price expected to be paid within one year. Options vested and not yet exercised that would have had an exercise price below zero as a result of the dividend were reduced to one cent, with the remaining reduction to be paid in cash upon exercise of the options. Refer to the Company’s Annual Report for further discussion of the dividend paid in December 2009.
13. FINANCIAL INSTRUMENTS
     The fair value of the Company’s cash and cash equivalents as of June 30, 2011 and March 31, 2011 approximated its carrying value of $228.5 million and $192.6 million, respectively, because of the short-term nature of these accounts. The fair value of the Company’s debt instruments as of June 30, 2011 and March 31, 2011 approximated its carrying value of $987.1 million and $994.3 million, respectively. The fair value of debt is determined based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements.
14. RELATED-PARTY TRANSACTIONS
     The Company is an affiliate of Carlyle and from time to time, and in the ordinary course of business: (1) other Carlyle portfolio companies engage the Company as a subcontractor or service provider, and (2) the Company engages other Carlyle portfolio companies as subcontractors or service providers. Revenue and cost associated with these related parties for the three months ended June 30, 2011 were $603,000 and $547,000, respectively. Revenue and cost associated with these related parties for the three months ended June 30, 2010 were $3.1 million and $2.6 million, respectively.
     On July 31, 2008, the Company entered into a management agreement, or Management Agreement, with TC Group V US, L.L.C., or TC Group, a company affiliated with Carlyle. In accordance with the Management Agreement, TC Group provides the Company with advisory, consulting, and other services and the Company pays TC Group an aggregate annual fee of $1.0 million, plus expenses. For the three months ended June 30, 2011 and 2010, the Company incurred $250,000 in advisory fees.
     Pursuant to the spin-off as described in the Company’s Annual Report, effective July 31, 2008, the Company entered into a collaboration agreement, or CA, with Booz & Company, Inc., or Booz & Co. The CA requires the Company and Booz & Co. to provide to each other the services of personnel that were either staffed on existing contracts as of July 31, 2008, or contemplated to be staffed in proposals submitted prior to but accepted after such date. The CA ended in fiscal 2011 as a result of the termination and expiration of the applicable contracts. Revenue and expenses associated with the CA for the three months ended June 30, 2010 were $50,000 and $31,000, respectively.
15. COMMITMENTS AND CONTINGENCIES
   Leases
     As a result of the July 2008 merger transaction, as described in the Company’s Annual Report, the Company assigned a total of nine leases to Booz & Co. The facilities are located in New York, New York; Troy, Michigan; Florham Park, New Jersey; Parsippany, New Jersey; Houston, Texas; Chicago, Illinois; Cleveland, Ohio; Dallas, Texas; and London, England. Except for the Cleveland and Dallas leases, which expired, the Company remains liable under the terms of the original leases should Booz & Co. default on its obligations. There were no events of default under theses leases as of June 30, 2011 and March 31, 2011. The maximum potential amount of undiscounted future payments is $44.5 million, and the leases expire at different dates between February 2012 and March 2017. Based on the Company’s assessment of the likelihood of future payment, no amounts have been recorded related to the Company’s liability on such leases.
   Government Contracting Matters
     For the three months ended June 30, 2011 and 2010, 97% of the Company’s revenue was generated from contracts with U.S. government agencies or other U.S. government contractors. Contracts with the U.S. government are subject to extensive legal and regulatory requirements and, from time to time and in the ordinary course of business, agencies of the U.S. government investigate whether the Company’s operations are conducted in accordance with these requirements and the terms of the relevant contracts by using investigative techniques as subpoenas or civil investigative demands. U.S. government investigations of the Company, whether related to the Company’s U.S. government contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayments, fines, or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting. Management believes it has adequately reserved for any losses that may be experienced from any investigation of which it is aware. The Defense Contract Management Agency Administrative Contracting Officer has negotiated annual final indirect cost rates through fiscal year 2006. Audits of subsequent years may result in cost reductions and/or penalties. Management believes it has adequately reserved for any losses that may be experienced from any such reductions and/or penalties. As of June 30, 2011 and March 31, 2011, the Company has recorded a liability of approximately $106.6 million and $100.2 million, respectively, for its current best estimate of net amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs incurred subsequent to fiscal year 2006.
   Litigation
     The Company is involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including monetary damages in varying amounts that currently range up to $26.2 million or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, management does not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on the Compnay’s financial condition and results of operations.
     Six former officers and stockholders who had departed the firm prior to the acquisition, as described in the Company’s Annual Report, have filed a total of nine suits, with original filing dates ranging from July 3, 2008 through December 15, 2009 (three of which were amended on July 2, 2010 and then further amended into one consolidated complaint on September 7, 2010) against the Company and certain of the Company’s current and former directors and officers. Each of the suits arises out of the acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the acquisition. Some of the suits also allege that the acquisition price paid to stockholders was insufficient. The various suits assert claims for breach of contract, tortious interference with contract, breach of fiduciary duty, civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations, violations of the Employee Retirement Income Security Act, and/or securities and common law fraud. Two of these suits have been dismissed with all appeals exhausted and a third suit has been dismissed but the former stockholder has sought leave to re-plead in New York state court. Five of the remaining suits are pending in the United States District Court for the Southern District of New York, the sixth is pending in New York state court and the seventh is pending in the United States District Court for the Southern District of California. As of June 30, 2011 and March 31, 2011, the aggregate alleged damages sought in the seven remaining suits was approximately $348.7 million ($291.5 million of which is sought to be trebled pursuant to RICO), plus punitive damages, costs, and fees.
16. SUBSEQUENT EVENTS
     On May 3, 2011, the Company signed a definitive agreement to sell its state and local government transportation consulting business for $28.5 million in cash, subject to certain adjustments. The transaction closed on July 29, 2011. The Company will recognize a gain on the sale, which will be finalized, pending purchase price allocations, during the second quarter of fiscal 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, and liquidity and capital resources. You should read this discussion in conjunction with our condensed consolidated financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report.
     The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources, and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 filed with the Securities and Exchange Commission on June 8, 2011, or Annual Report, Part II, “Item 1A. Risk Factors,” and "— Special Note Regarding Forward Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.
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
Financial and Other Highlights
     Revenue grew 7.8% from the three months ended June 30, 2010 to the three months ended June 30, 2011 while revenue generated by our direct consulting staff labor grew 7.0% over the same period. Direct consulting staff labor represents our consulting staff’s labor under contracts for which we act as a prime contractor or subcontractor. Total backlog grew 18.1% to $11.2 billion from June 30, 2010 to June 30, 2011. Substantially all of our revenue and backlog is derived from services and solutions provided to client organizations across the U.S. government, primarily by our consulting staff and, to a lesser extent, subcontractors. The mix of revenue generated by consulting staff and subcontractors affects our operating margin, substantially all of which is derived from direct consulting staff labor, as the portion of our revenue derived from fees we earn on services provided by our subcontractors is not significant. We experienced revenue growth during the three months ended June 30, 2011 across each of our defense, intelligence, and civil markets, with the highest revenue growth in areas relating to health and finance consulting services for civil government agencies and classified services to the U.S. Intelligence community. The increased revenue during the three months ended June 30, 2011 was a result of the deployment of approximately 900 net additional consulting staff during the three months ended June 30, 2011 against funded backlog under existing and new contracts. Net additional consulting staff reflects newly hired consulting staff net of consulting staff attrition.
     Operating income increased to $98.1 million in the three months ended June 30, 2011 from $88.7 million in the three months ended June 30, 2010 driven by increased revenue. Operating margin improved from 6.6% in the three months ended June 30, 2010 to 6.8% in the three months ended June 30, 2011. The increase in operating margin was primarily due to increased contract profitability that was driven by a shift in contract mix towards fixed-price contracts, largely as a result of a decrease in time-and-material contracts, as well as increased fee on subcontractor arrangements. The increase in operating margin also was due to decreases in amortization of our intangible assets and incentive and stock-based compensation costs. The factors contributing to the increased operating margin were offset by increases in business development costs related to marketing and bid and proposal activities in preparation of the government fiscal year 2012 and other administrative costs associated with delays in deploying certain direct consulting staff labor against funded backlog, primarily due to delays in the completion of the U.S. government’s fiscal 2011 budget process which caused slowdowns in funding by the U.S. government and its agencies under certain contracts.
     Cash provided by operations was $53.8 million compared to $51.1 million in net income, illustrating our success in converting earnings into cash. The increase in cash provided by operations was a result of overall profitability of our contracts, our ability to invoice and collect from clients in a timely manner, and our effective management of vendor payments. In addition, our tax payments were reduced by approximately $34.0 million in the three months ended June 30, 2011 principally due to the utilization of our net operating loss, or NOL carryforward. We expect an increase in cash taxes to be paid during the remainder of fiscal 2012 as the NOL will be subject to the limitation under Section 382 of the Internal Revenue Code.
     As a result of the reductions in our outstanding debt in fiscal 2011, as described in our Annual Report, we realized a reduction in interest expense in the three months ended June 30, 2011 of $28.1 million as compared to the same prior year period.
Non-GAAP Measures
     We disclose certain non-GAAP financial measurements, including Adjusted Operating Income, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted Earnings Per Share, or EPS, because management uses these measures for business planning purposes, including to manage our business against internal projected results of operations and measure our performance. We view Adjusted Operating Income, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted EPS as measures of our core operating business, which exclude the impact of the items detailed below, as these items are generally not operational in nature. These non-GAAP measures also provide another basis for comparing period to period results by excluding potential differences caused by non-operational and unusual or non-recurring items. We also utilize and discuss Free Cash Flow, because management uses this measure for business planning purposes, measuring the cash generating ability of the operating business, and measuring liquidity generally. We present these supplemental measures because we believe that these measures provide investors with important supplemental information with which to evaluate our performance, long term earnings potential, or liquidity, as applicable, and to enable them to assess our performance on the same basis as management. These supplemental performance measurements may vary from, and may not be comparable to, similarly titled measures by other companies in our industry. Adjusted Operating Income, Adjusted EBITDA, Adjusted Net Income, Adjusted Diluted EPS, and Free Cash Flow are not recognized measurements under accounting principles generally accepted in the United States, or GAAP, and when analyzing our performance or liquidity, as applicable, investors should (i) evaluate each adjustment in our reconciliation of operating and net income to Adjusted Operating Income, Adjusted EBITDA and Adjusted Net Income, and cash flows to Free Cash Flows, and the explanatory footnotes regarding those adjustments, and (ii) use Adjusted Operating Income, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted EPS in addition to, and not as an alternative to, operating income, net income, or diluted EPS, as a measure of operating results, with cash flows in addition to, and not as an alternative to, net cash generated from operating activities as a measure of liquidity, each as defined under GAAP. We have defined the aforementioned non-GAAP measures as follows:
•	“Adjusted Operating Income” represents operating income before (i) certain stock option-based and other equity-based compensation expenses, (ii) adjustments related to the amortization of intangible assets, and (iii) any extraordinary, unusual, or non-recurring items. We prepare Adjusted Operating Income to eliminate the impact of items we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature.

•	“Adjusted EBITDA” represents net income before income taxes, net interest and other expense, and depreciation and amortization and before certain other items, including: (i) certain stock option-based and other equity-based compensation expenses, (ii) transaction costs, fees, losses, and expenses, including fees associated with debt prepayments, and (iii) any extraordinary, unusual, or non-recurring items. We prepare Adjusted EBITDA to eliminate the impact of items we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature.

•	“Adjusted Net Income” represents net income before: (i) certain stock option-based and other equity-based compensation expenses, (ii) transaction costs, fees, losses, and expenses, including fees associated with debt prepayments, (iii) adjustments related to the amortization of intangible assets, (iv) amortization or write-off of debt issuance costs and write-off of original issue discount, and (v) any extraordinary, unusual, or non-recurring items, in each case net of the tax effect calculated using an assumed effective tax rate. We prepare Adjusted Net Income to eliminate the impact of items, net of taxes, we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature.

•	“Adjusted Diluted EPS” represents diluted EPS calculated using Adjusted Net Income as opposed to net income.

•	“Free Cash Flow” represents the net cash generated from operating activities less the impact of purchases of property and equipment.

     Below is a reconciliation of Adjusted Operating Income, Adjusted EBITDA, Adjusted Net Income, Adjusted Diluted EPS, and Free Cash Flow to the most directly comparable financial measure calculated and presented in accordance with GAAP:

	Three Months Ended
	June 30,
	2011	2010
	(Unaudited)	(Unaudited)
	(In thousands, except share and per share data)
Adjusted Operating Income
Operating income	$98,122	$88,745
Certain stock-based compensation expense (a)	6,897	13,344
Amortization of intangible assets (b)	4,091	7,158
Transaction expenses (c)	—	72

Adjusted Operating Income	$109,110	$109,319

EBITDA & Adjusted EBITDA
Net income	$51,136	$28,169
Income tax expense	34,250	19,916
Interest and other, net	12,736	40,660
Depreciation and amortization	17,858	19,384

EBITDA	115,980	108,129
Certain stock-based compensation expense (a)	6,897	13,344
Transaction expenses (c)	—	72

Adjusted EBITDA	$122,877	$121,545

Adjusted Net Income
Net income	$51,136	$28,169
Certain stock-based compensation expense (a)	6,897	13,344
Transaction expenses (c)	—	72
Amortization of intangible assets (b)	4,091	7,158
Amortization or write-off of debt issuance costs and write-off of original issue discount	1,194	1,913
Release of FIN 48 reserves (d)	(464)	—
Adjustments for tax effect (e)	(4,873)	(8,995)

Adjusted Net Income	$57,981	$41,661

Adjusted Diluted EPS
Weighted-average number of diluted shares outstanding	139,922,465	120,955,518

Adjusted Net Income Per Diluted Share	$0.41	$0.34

Free Cash Flow
Net cash provided by operating activities	$53,844	$10,011
Less: Purchases of property and equipment	(17,601)	(16,213)

Free Cash Flow	$36,243	$(6,202)

(a)	Reflects stock-based compensation expense for options for Class A Common Stock and restricted shares, in each case, issued in connection with the acquisition described in our Annual Report under the Officers’ Rollover Stock Plan that was established in connection with the acquisition. Also reflects stock-based compensation expense for Equity Incentive Plan Class A Common Stock options issued in connection with the acquisition under the Equity Incentive Plan that was established in the connection with the acquisition described in our Annual Report.

(b)	Reflects amortization of intangible assets resulting from the acquisition described in our Annual Report.

(c)	Three months ended June 30, 2010 reflects certain external administrative and other expenses incurred in connection with the initial public offering.

(d)	Three months ended June 30, 2011 reflects the release of uncertain tax reserves, net of taxes.

(e)	Reflects tax adjustments at an assumed marginal tax rate of 40%.

Recent Developments
     The following recent developments occurred after June 30, 2011, which may cause our future results of operations to differ from our historical results of operations discussed under “— Results of Operations.”
     On July 12, 2011, the Company disclosed that the posting of certain computer files on the Internet was the result of an illegal attack. The files pertain to a learning management system used by a government agency to provide training to other government entities. The Company is continuing to analyze the attack and the nature and extent of the files involved and is working on remediation efforts with its clients that are potentially affected. While the ultimate cost associated with the Company’s efforts in this regard is inherently uncertain and subject to future developments, based on current information the Company does not expect the cost of remediation and other activities directly associated with the attack, net of anticipated insurance coverage, to have a material effect on its results of operations.
      Effective July 31, 2011, the non-compete agreement between the Company and Booz & Company, Inc. expired. The Company may access commercial and international markets, and intends to leverage its existing expertise for commercial clients in the financial services, healthcare and energy markets, and for international clients in the Middle East.
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
•	budgeting constraints increasing pressure on the U.S. government to control spending while pursuing numerous important policy initiatives, which may result in a slowdown in the growth rate of U.S. government spending in certain areas;

•	changes in the level and mix of U.S. government spending, such as the U.S. government’s increased spending in recent years on homeland security, cyber, advanced technology analytics, intelligence and defense-related programs, and healthcare;

•	cost cutting and efficiency initiatives and other efforts to streamline the U.S. defense and intelligence infrastructure, including the initiatives proposed by the Secretary of Defense;

•	delays in the completion of the U.S. government’s budget process, which could delay procurement of the products, services, and solutions we provide;

•	conservatism in light of existing and proposed fiscal constraints by the U.S. government may cause clients to invest appropriated funds on a less consistent or rapid basis, or not at all;

•	increased insourcing by the U.S. government of work that was traditionally performed by outside contractors, including at the Department of Defense;

•	specific efficiency initiatives by the U.S. government such as efforts to rebalance the U.S. defense forces in accordance with the 2010 Quadrennial Defense Review, as well as general efforts to improve procurement practices and efficiencies, such as the actions recently announced by the Office of Management and Budget regarding IT procurement practices;

•	U.S. government agencies awarding contracts on a technically acceptable/lowest cost basis, which could have a negative impact on our ability to win certain contracts;

•	restrictions by the U.S. government on the ability of federal agencies to use lead system integrators, in response to cost, schedule and performance problems with large defense acquisition programs where contractors were performing the lead system integrator role;

•	increasingly complex requirements of the Department of Defense and the U.S. Intelligence Community, including cyber-security, and focus on reforming existing government regulation of various sectors of the economy, such as financial regulation and healthcare;

•	increased competition from other government contractors and market entrants seeking to take advantage of the trends identified above; and

•	efforts by the U.S. government to address organizational conflicts of interest and related issues and the impact of those efforts on us and our competitors.

Sources of Revenue
     Substantially all of our revenue is derived from services provided under contracts and task orders with the U.S. government, primarily by our consulting staff and, to a lesser extent, our subcontractors. Funding for our contracts and task orders is generally linked to trends in budgets and spending across various U.S. government agencies and departments. We provide services under a large portfolio of contracts and contract vehicles to a broad client base, and we believe that our diversified contract and client base lessens potential volatility in our business. We have historically grown, and continued through the three months ended June 30, 2011 to grow, our revenue organically without relying on acquisitions.
   Contract Types
     We generate revenue under the following three basic types of contracts:
•	Cost-Reimbursable Contracts. Cost-reimbursable contracts provide for the payment of allowable costs incurred during performance of the contract, up to a ceiling based on the amount that has been funded, plus a fee. We generate revenue under two general types of cost-reimbursable contracts: cost-plus-fixed-fee and cost-plus-award-fee, both of which reimburse allowable costs and provide for a fee. The fee under each type of cost-reimbursable contract is generally payable upon completion of services in accordance with the terms of the contract. Cost-plus-fixed-fee contracts offer no opportunity for payment beyond the fixed fee. Cost-plus-award-fee contracts provide for an award fee that varies within specified limits based upon the client’s assessment of our performance against a predetermined set of criteria, such as targets for factors like cost, quality, schedule, and performance.

•	Time-and-Materials Contracts. Under a time-and-materials contract, we are paid a fixed hourly rate for each direct labor hour expended, and we are reimbursed for allowable material costs and allowable out-of-pocket expenses. To the extent our actual direct labor and associated costs vary in relation to the fixed hourly billing rates provided in the contract, we will generate more or less profit, or could incur a loss.

•	Fixed-Price Contracts. Under a fixed-price contract, we agree to perform the specified work for a pre-determined price. To the extent our actual costs vary from the estimates upon which the price was negotiated, we will generate more or less profit, or could incur a loss. Some fixed-price contracts have a performance-based component, pursuant to which we can earn incentive payments or incur financial penalties based on our performance. Fixed-price level of effort contracts require us to provide a specified level of effort (i.e., labor hours), over a stated period of time, for a fixed price.
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
     The table below presents the percentage of total revenue for each type of contract:

	Three Months Ended
	June 30,
	2011	2010
Cost-reimbursable (1)	53%	51%
Time-and-materials	32%	36%
Fixed-price (2)	15%	13%

(1)	Includes both cost-plus-fixed-fee and cost-plus-award-fee contracts.

(2)	Includes fixed-price level of effort contracts.

   Contract Diversity and Revenue Mix
     We provide services to our clients through a large number of single award contracts and contract vehicles and multiple award contract vehicles. Most of our revenue is generated under indefinite delivery/indefinite quantity, or ID/IQ, contract vehicles, which include multiple award government wide acquisition contact vehicles, or GWACs, and General Services Administration Multiple Award Schedule Contracts, or GSA schedules, and certain single award contracts. GWACs and GSA schedules are available to all U.S. government agencies. Any number of contractors typically compete under multiple award ID/IQ contract vehicles for task orders to provide particular services, and we earn revenue under these contract vehicles only to the extent that we are successful in the bidding process for task orders.
     We generate revenue under our contracts and task orders through our provision of services as both a prime contractor and subcontractor, as well as from the provision of services by subcontractors under contracts and task orders for which we act as the prime contractor. The mix of these types of revenue affects our operating margin. Substantially all of our operating margin is derived from direct consulting staff labor and the portion of our operating margin derived from fees we earn on services provided by our subcontractors is not significant. We view growth in direct consulting staff labor as the primary driver of earnings growth. Direct consulting staff labor growth is driven by consulting staff headcount growth, after attrition, and total backlog growth.
   Our People
     Revenue from our contracts is derived from services delivered by consulting staff and, to a lesser extent, from our subcontractors. Our ability to hire, retain, and deploy talent is critical to our ability to grow our revenue. As of June 30, 2011 and 2010, we employed approximately 25,000 and 23,800 people, respectively, of which approximately 22,500 and 21,600, respectively, were consulting staff. Attrition for consulting staff was 18.4% and 19.3% during the twelve months ended June 30, 2011 and 2010, respectively.
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
     The following table summarizes the value of our contract backlog at the respective dates presented:

	As of June 30,
	2011	2010
	(In millions)
Backlog:
Funded	$2,450	$2,618
Unfunded (1)	2,956	2,576
Priced options (2)	5,802	4,295

Total backlog	$11,208	$9,489

(1)	Reflects a reduction by management to the revenue value of orders for services under two existing single award ID/IQ contracts based on an established pattern of funding under these contracts by the U.S. government.

(2)	Amounts shown reflect 100% of the undiscounted revenue value of all priced options.
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
     We view growth in total backlog and consulting staff headcount as the two key measures of our business growth. Growing and deploying consulting staff is the primary means by which we are able to recognize profitable revenue growth. To the extent that we are able to hire additional consulting staff and deploy them against funded backlog, we generally recognize increased revenue. Some portion of our employee base is employed on less than a full time basis, and we measure revenue growth based on the full time equivalency of our consulting staff. Total backlog grew 18.1% from June 30, 2010 to June 30, 2011. Additions to funded backlog during the twelve months ended June 30, 2011 totaled $7.4 billion as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options.
     We cannot predict with any certainty the portion of our backlog that we expect to recognize as revenue in any future period. While we report internally on our backlog on a monthly basis and review backlog upon the occurrence of certain events to determine if any adjustments are necessary, we cannot guarantee that we will recognize any revenue from our backlog. The primary risks that could affect our ability to recognize such revenue are program schedule changes, contract modifications, and our ability to assimilate and deploy new consulting staff against funded backlog. In our recent experience, none of these or any of the following additional risks have had a material negative effect on our ability to realize revenue from our funded backlog: the unilateral right of the U.S. government to cancel multi-year contracts and related orders or to terminate existing contracts for convenience or default; cost cutting initiatives and other efforts to reduce U.S. government spending, such as the September 2010 initiatives proposed by the Secretary of Defense, which could reduce or delay funding for orders for services; delayed funding of our contracts due to delays in the completion of the U.S. government’s budgeting process and the use of continuing resolutions; in the case of unfunded backlog, the potential that funding will not be made available; and, in the case of priced options, the risk that our clients will not exercise their options. Funded backlog includes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the funded backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a pre-determined expiration date such as the end of the U.S. government’s fiscal year. The revenue value of orders included in funded backlog that has not been recognized as revenue due to period of performance expirations has not exceeded approximately 7.0% of funded backlog as of the end of any of the eight fiscal quarters preceding the fiscal quarter ended June 30, 2011.
   Operating Costs and Expenses
     Costs associated with compensation and related expenses for our people are the most significant component of our operating costs and expenses. The principal factors that affect our costs are additional people as we grow our business and are awarded new contracts, task orders, and additional work under our existing contracts, and the hiring of people with specific skill sets and security clearances as required by our additional work. In conjunction with our initial public offering, our Board of Directors adopted a new compensation plan. We expect the equity compensation component of the new plan to reduce officer-related compensation expense included in cost of revenue and general and administrative expenses over the near term with such expense reduction to reverse over time.
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
   Income Taxes
     Our NOL carryforward, which as of March 31, 2011 was $148.8 million, is subject to Section 382 of the Internal Revenue Code. Section 382 of the Internal Revenue Code limits the use of a corporation’s NOLs and certain other tax benefits following a change in ownership of the corporation. We believe that it is more likely than not that the company will generate sufficient taxable income to fully realize the tax benefits of our NOL carryforward by March 31, 2013.

     We also expect that our future cash tax payments will be further reduced by utilizing deductions created upon the exercise of employee stock options. In general, under current law, an exercise of a compensatory option to acquire our stock would create an income tax deduction in an amount equal to the excess of the fair market value of the stock subject to the option over the option exercise price. In connection with the acquisition, as described in our Annual Report, we issued options under the Officers’ Rollover Stock Plan, referred to as Rollover options, of which options to purchase 11,535,539 shares (excluding fractional shares which will be redeemed for cash) were outstanding as of June 30, 2011. The Rollover options vest over the period from June 30, 2011 to June 30, 2013 and, once vested, are required to be exercised no later than 60 days (subject to extension by our Board of Directors) following specified exercise commencement dates ranging from June 30, 2011 to June 30, 2015 or such options will be forfeited. Assuming that all Rollover options vest in accordance with their terms, are exercised in accordance with the exercise schedule, and that the fair market value of our Class A Common Stock at the time of such exercises were equal to $19.11 per share, the closing market price of our Class A Common Stock on June 30, 2011, the expected reduction in our cash taxes over the exercise period for such options would be approximately $63.3 million in excess of the tax benefit for such awards reflected in our condensed consolidated financial statements. There can be no assurance that any Rollover options will vest and be exercised or that the value of our Class A Common Stock at the time of any exercise will not be less than the closing market price on June 30, 2011 or that any such tax deduction will be realized. Any increase or decrease in the price of our Class A Common Stock at the time of exercise would likewise have the effect of increasing (in the case of a decrease in stock price) or decreasing (in the case of an increase in stock price) our future cash tax payments.
     In addition, we have issued options under the Equity Incentive Plan, referred to as EIP options, of which options to purchase 11,060,945 shares were outstanding prior to the initial public offering. These options were issued in connection with the acquisition, as described in our Annual Report, and initial grants to new officers. These outstanding EIP options vest over the period from June 30, 2011 to June 30, 2016 based on the continued employment of the holder and the fulfillment of certain performance targets. Options are exercisable any time between vesting and ten years after grant date ranging from June 30, 2019 to June 30, 2020. The exercise prices of EIP options outstanding as of June 30, 2011 range from $4.27 to $17.00 per share and the weighted average exercise price for such outstanding EIP options was $6.51. Assuming that all such options vest in accordance with their terms and are exercised, and that the fair market value of our Class A Common Stock at the time of such exercises were equal to $19.11 per share, the closing market price of our Class A Common Stock on June 30, 2011, the expected reduction in our cash taxes over the exercise period for such options would be approximately $33.4 million in excess of the tax benefit for such awards reflected in our condensed consolidated financial statements. There can be no assurance that any such options will vest and be exercised, as to the timing of any exercise or that the value of our stock at the time of any such exercise will not be less than the closing market price on June 30, 2011 or that any such tax deduction will be realized. Any increase or decrease in the price of our Class A Common Stock at the time of exercise would likewise have the effect of increasing (in the case of a decrease in stock price) or decreasing (in the case of an increase in stock price) our future cash tax expense. Since the completion of our initial public offering, we have continued, and expect to continue, to issue EIP options under the Equity Incentive Plan to new hires and to current employees upon promotion, of which options to purchase 1,710,000 shares were outstanding as of June 30, 2011.
     The tax benefits related to the exercise of such options will be recognized in the future when the options are exercised. During the three months ended June 30, 2011, we reduced our liability for income taxes payable due to the exercise of 110,371 Rollover options (excluding fractional shares which were redeemed for cash) and 528,690 EIP options, resulting in the reduction of our cash taxes of approximately $628,000 and $2.0 million, respectively.
     The Internal Revenue Service, or IRS, is completing its examination of our income tax returns for fiscal 2006, 2005, and 2004. As of June 30, 2011, the IRS has proposed certain adjustments to our claim on research credits. Management is currently appealing the proposed adjustment and does not anticipate that the adjustments will result in a material change to our financial position. We are also subject to taxes imposed by various taxing authorities including state and foreign jurisdictions. Tax years that remain open and subject to examination related to state and foreign jurisdictions are not considered to be material or will be indemnified under the merger agreement. Additionally, due to statute of limitations expirations and potential audit settlements, it is reasonably possible that reserves recorded on previously recognized tax benefits may be effectively settled by March 31, 2012.
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

Critical Accounting Estimates and Policies
     There have been no material changes during the period covered by this Quarterly Report to the information disclosed in the Critical Accounting Estimates and Policies section in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report.
Basis of Presentation
     The Company’s condensed consolidated financial statements for Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, have been presented for the three months ended June 30, 2011 and 2010.
Results of Operations
     The following table sets forth items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended
	June 30,
	2011	2010	Percent
	(Unaudited)	(Unaudited)	Change
	(In thousands)
Revenue	$1,446,836	$1,341,929	7.8%
Operating costs and expenses:
Cost of revenue	726,831	677,095	7.3%
Billable expenses	392,190	356,286	10.1%
General and administrative expenses	211,835	200,419	5.7%
Depreciation and amortization	17,858	19,384	(7.9%)

Total operating costs and expenses	1,348,714	1,253,184	7.6%

Operating income	98,122	88,745	10.6%
Interest expense	(12,294)	(40,353)	(69.5%)
Other, net	(442)	(307)	44.0%

Income from operations and before income taxes	85,386	48,085	77.6%
Income tax expense	34,250	19,916	72.0%

Net income	$51,136	$28,169	81.5%

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
  Revenue
     Revenue increased to $1,446.8 million from $1,341.9 million, or a 7.8% increase. The increase in revenue during the three months ended June 30, 2011 was primarily driven by the deployment during the three month period ended June 30, 2011 of approximately 900 net additional consulting staff against funded backlog. Consulting staff increased during the period due to recruiting efforts, resulting in additions to consulting staff in excess of attrition. Additions to funded backlog during the twelve months ended June 30, 2011 totaled $7.4 billion, as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options.
  Cost of Revenue
     Cost of revenue increased to $726.8 million from $677.1 million, or a 7.3% increase. This increase was primarily due to increases in salaries and salary-related benefits of $47.2 million and employer retirement plan contributions of $2.5 million. The increase in salaries and salary-related benefits was driven by headcount growth of approximately 900 net additional consulting staff during the twelve months ended June 30, 2011 and annual base salary increases. The increase in employer retirement plan contributions was due to an increase in the number of employees who completed one year of service and became eligible to participate in our defined contribution plan, the Employees’ Capital Accumulation Plan, or ECAP.
     The cost of revenue increase was partially offset by decreases of $1.9 million in stock-based compensation expense for Rollover and EIP options for Class A Common Stock and restricted shares, in each case issued in connection with the acquisition as described in our Annual Report (stock-based compensation expense related to Rollover options and restricted shares issued in connection with the acquisition and the initial grant of EIP options, collectively referred to as acquisition-related compensation expenses), and $488,000 in incentive compensation. The decrease in acquisition-related compensation expense was primarily due to a decrease in expense recognition compared to the same prior year period due to the application of the accounting method for recognizing stock-based compensation, which requires higher expenses initially and declining expenses in subsequent years. The decrease in incentive compensation was primarily due an amendment to the Officers’ compensation plan such that a portion of incentive compensation was paid in stock-based compensation in July 2011, rather than cash, and will vest over a three year period. Cost of revenue as a percentage of revenue was 50.2% and 50.5% in the three months ended June 30, 2011 and 2010, respectively.
  Billable Expenses
     Billable expenses increased to $392.2 million from $356.3 million, or a 10.1% increase. This increase was primarily due to increases in subcontractor-related expenses of $28.3 million and travel and material expenses of $7.6 million. The increase in direct subcontractor expenses was attributable to increased use of subcontractors in proportion to revenue growth. The increased use of subcontractors was necessary to support growth on existing and new contracts and task orders during the three months ended June 30, 2011. Billable expenses as a percentage of revenue were 27.1% and 26.6% in the three months ended June 30, 2011 and 2010, respectively.
  General and Administrative Expenses
     General and administrative expenses increased to $211.8 million from $200.4 million, or a 5.7% increase. This increase was primarily due to increases in salaries and salary-related benefits of $11.8 million and $9.5 million associated with increased headcount and other expenses to support the increased scale of our business.
     The increase in general and administrative expenses was partially offset by decreases of $4.6 million in acquisition-related compensation expenses and $4.6 million in incentive compensation. The decrease in acquisition-related compensation expense was primarily due to a decrease in expense recognition compared to the same prior year period due to the application of the accounting method for recognizing stock-based compensation, which requires higher expenses initially and declining expenses in subsequent years. The decrease in incentive compensation was primarily due an amendment to the Officers’ compensation plan such that a portion of incentive compensation was paid in stock-based compensation in July 2011, rather than cash, and will vest over a three year period. General and administrative expenses as a percentage of revenue were 14.6% and 14.9% for the three months ended June 30, 2011 and 2010, respectively.
  Depreciation and Amortization
     Depreciation and amortization decreased to $17.9 million from $19.4 million, or a 7.9% decrease. This decrease was primarily due to a decrease of $3.1 million in the amortization of our intangible assets, which includes below market rate leases and contract backlog that were recorded in connection with the acquisition and are amortized based on contractual lease terms and projected future cash flows, respectively, thereby reflecting higher amortization expense initially and declining expense in subsequent periods. Intangible asset amortization expense decreased to $1.4 million per month in the three months ended June 30, 2011 compared to $2.4 million per month in the three months ended June 30, 2010.
  Interest Expense
     Interest expense decreased to $12.3 million from $40.4 million, or a 69.5% decrease. This decrease was primarily due to a decrease in contractually obligated interest expense as a result of the repayment of indebtedness outstanding under our mezzanine credit facility and the refinancing of our senior secured loan facilities at lower interest rates in February 2011.
     Interest is accrued on our $992.5 million outstanding debt principal balance as of June 30, 2011 at contractually specified rates ranging from 2.8% to 4.0%, and is generally required to be paid to our syndicate of lenders on a quarterly basis.
  Income Tax Expense
     Income tax expense increased to $34.3 million from $19.9 million, or a 72.0% increase. This increase was primarily due to an increase in current quarter pre-tax income as compared to the same prior year period.
     The effective tax rate decreased to 40.1% from 41.4% primarily due to reduced impact of permanent items.
Liquidity and Capital Resources
     We have historically been able to generate sufficient cash to fund our operations, debt payments, capital expenditures, and discretionary funding needs. We had $228.5 million and $192.6 million in cash and cash equivalents as of June 30, 2011 and March 31, 2011, respectively. However, due to fluctuations in cash flows and the growth in operations, it may be necessary from time to time in the future to borrow under our senior secured loan facilities to meet cash demands. We anticipate that cash provided by operating activities, cash and cash equivalents, and borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash requirements for the next twelve months, which primarily include:
•	operating expenses, including salaries;

•	working capital requirements to fund the growth of our business;

•	capital expenditures which primarily relate to the purchase of computers, business systems, furniture, and leasehold improvements to support our operations;

•	debt service requirements for borrowings under our senior secured loan facilities; and

•	cash taxes to be paid during the remainder of fiscal 2012.
     From time to time we will evaluate alternative uses for excess cash resources, including debt prepayments, payment of ordinary dividends, or funding acquisitions. Our debt totaled $987.1 million and $994.3 million as of June 30, 2011 and March 31, 2011, respectively. Our debt bears interest at specified rates and is held by a syndicate of lenders (see Note 8 in our condensed consolidated financial statements).
     Our senior secured loan facilities consist of a $500.0 million Tranche A term facility, or Tranche A Loans, and a $500.0 million Tranche B term facility, or Tranche B Loans. As of June 30, 2011, we had $493.8 million and $498.8 million outstanding under the Tranche A term facility and Tranche B term facility, respectively.
     We do not currently intend to declare or pay special dividends on our Class A Common Stock. Our ability to pay special dividends to our shareholders is limited as a practical matter by restrictions in the senior secured credit agreement, as amended. Any future determination to pay a special or ordinary dividend is subject to the discretion of our Board of Directors, and will depend upon various factors, including our results of operations, financial condition, liquidity requirements, restrictions that may be imposed by applicable law and our contracts, our ability to negotiate amendments to the senior secured credit agreement, as amended, and other factors deemed relevant by our Board of Directors and our creditors.
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
     Accounts receivable is the principal component of our working capital and is generally driven by revenue growth with other short-term fluctuations related to the payment practices of our clients. Our accounts receivable reflect amounts billed to our clients as of each balance sheet date. Our clients generally pay our invoices within 30 days of the invoice date. At any month-end, we also include in accounts receivable the revenue that was recognized in the preceding month, which is generally billed early in the following month. Finally, we include in accounts receivable amounts related to revenue accrued in excess of amounts billed, primarily on our fixed-price and cost- plus-award-fee contracts. The total amount of our accounts receivable can vary significantly over time, but is generally sensitive to revenue levels. Total accounts receivable (billed and unbilled combined, net of allowance for doubtful accounts) days sales outstanding, which we calculate by dividing total accounts receivable by revenue per day during the relevant fiscal quarter, was 69 and 68 as of June 30, 2011 and March 31, 2011, respectively.

     The table below sets forth our net cash flows for the periods presented:

	Three Months Ended
	June 30,
	2011	2010
	(Unaudited)	(Unaudited)
	(In thousands)
Net cash provided by operating activities	$53,844	$10,011
Net cash used in investing activities	(17,601)	(14,829)
Net cash used in financing activities	(361)	(2,406)

Total increase (decrease) in cash and cash equivalents	$35,882	$(7,224)

  Net Cash from Operating Activities
     Net cash from operations is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from clients in a timely manner, and our ability to manage our vendor payments. Net cash provided by operations was $53.8 million in the three months ended June 30, 2011 compared to $10.0 million in the same prior year period, or a 437.8% increase. The increase in net cash provided by operations was primarily due to net income growth, the decrease in cash used for accrued compensation and benefits, and the decrease in cash used for accounts payable and other accrued expenses.
  Net Cash from Investing Activities
     Net cash used in investing activities was $17.6 million in the three months ended June 30, 2011 compared to $14.8 million in the same prior year period, or an 18.7% increase. Net cash used in investing activities is primarily comprised of capital expenditures, which increased from $16.2 million to $17.6 million in the three months ended June 30, 2010 to 2011, respectively. This increase is attributable to investments in additional facility expansion and computer equipment to support the increase in headcount. We expect capital expenditures as a percentage of revenue in future years to be more comparable to historical levels.
  Net Cash from Financing Activities
     Net cash used in financing activities was $361,000 in the three months ended June 30, 2011 compared to $2.4 million in the same prior year period, or an 85.0% decrease. The decrease in net cash used in financing activities was primarily due to increases in proceeds related to common stock issuances, stock option exercises, and excess tax benefits from the exercise of stock options, partially offset by the repayment of debt.
Indebtedness
     We maintain a senior secured credit agreement, as amended, with a syndicate of lenders. The senior secured credit agreement, as amended, provides for $1.0 billion in term loans ($500.0 million of Tranche A Loans and $500.0 million of Tranche B Loans) and a $275.0 million revolving credit facility.
     The senior secured credit agreement, as amended, requires quarterly principal payments of 1.25% of the stated principal amount of Tranche A Loans, with annual incremental increases to 1.875%, 2.50%, 3.125%, and 16.25%, prior to the Tranche A Loans’ maturity date of February 3, 2016, and 0.25% of the stated principal amount of Tranche B Loans, with the remaining balance payable on the Tranche B Loans’ maturity date of August 3, 2017. The revolving credit facility matures on July 31, 2014, at which time any outstanding principal balance is due in full.
     At our option, the interest rate on borrowings under the senior secured loan facilities may be based on the Eurocurrency rate or the alternate base rate, or ABR plus, in each case, an applicable margin, subject to the Eurocurrency rate and ABR being no lower than 1.00% or 2.00% respectively, in the case of Tranche B Loans. Subject to a leveraged based pricing grid, the applicable margins on Tranche A Loans range from 2.00% to 2.75% with respect to Eurocurrency loans, or 1.00% to 1.75% with respect to ABR loans. The applicable margins on Tranche B Loans are 3.00% with respect to Eurocurrency loans, or 4.00% with respect to the ABR loans, stepping down, in each case to 2.75% and 3.75%, respectively, when the total leverage ratio is less than or equal to 1.75 to 1.00. The revolving credit facility margin and commitment fee are subject to the leveraged based pricing grid, as set forth in the senior secured credit agreement, as amended. As of June 30, 2011, we were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that total $1.9 million. These letters of credit and bank guarantees primarily relate to leases and support of insurance obligations. These instruments reduce our available borrowings under the revolving credit facility. As of June 30, 2011, we had $273.1 million of capacity available for additional borrowings under the revolving credit facility.

     The loans under the senior secured credit agreement, as amended, are secured by substantially all of our assets and none of such assets will be available to satisfy the claims of our general creditors. The senior secured credit agreement, as amended, contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following: limitations on indebtedness and liens, mergers, consolidations or amalgamations, or liquidations, wind-ups or dissolutions; dispositions of property; restricted payments; investments; transactions with affiliates; sale and lease back transactions; negative pledges; restrictive agreements; and certain other limitations or activities.
     In addition, we are required to meet the following financial covenants at each quarter end:
•	Consolidated Total Leverage Ratio — the ratio of total leverage as of the last day of the quarter (defined as the aggregate principal amount of all funded debt, less cash, cash equivalents and permitted liquid investments) to the preceding four quarters’ “Consolidated EBITDA” (as defined in the senior secured credit agreement, as amended). For the period ended June 30, 2011, this ratio was required to be less than or equal to 3.9 to 1.0 to comply with our senior secured loan facilities. As of June 30, 2011, we were in compliance with our consolidated total leverage ratio with a ratio of 1.79.

•	Consolidated Net Interest Coverage Ratio — the ratio of the preceding four quarters’ “Consolidated EBITDA” (as defined in the senior secured credit agreement, as amended) to net interest expense for the preceding four quarters (defined as cash interest expense, less the sum of cash interest income and one-time financing fees (to the extent included in consolidated interest expense)). For the period ended June 30, 2011, this ratio was required to be greater than or equal to 3.0 to 1.0 to comply with our senior secured loan facilities. As of June 30, 2011, we were in compliance with our consolidated net interest coverage ratio with a ratio of 5.36.
     The total outstanding debt balance is recorded net of unamortized discount of $5.4 million and $5.7 million as of June 30, 2011 and March 31, 2011, respectively.
Capital Structure and Resources
     Our stockholders’ equity amounted to $974.2 million as of June 30, 2011, an increase of $66.9 million compared to stockholders’ equity of $907.3 million as of March 31, 2011, primarily due to common stock issuances, stock option exercises, net income of $51.1 million in the three months ended June 30, 2011, and stock-based compensation expense of $10.7 million.
Off-Balance Sheet Arrangements
     As of June 30, 2011, we did not have any off-balance sheet arrangements.
Capital Expenditures
     Since we do not own any of our facilities, our capital expenditure requirements primarily relate to the purchase of computers, business systems, furniture, and leasehold improvements to support our operations. Direct costs billed to clients are not treated as capital expenses. Our capital expenditures for the three months ended June 30, 2011 and 2010 were $17.6 million and $16.2 million, respectively, and the majority of such capital expenditures related to facilities infrastructure, equipment, and information technology. Expenditures for facilities infrastructure and equipment are generally incurred to support new and existing programs across our business. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure.
Commitments and Contingencies
     We are subject to a number of reviews, investigations, claims, lawsuits, and other uncertainties related to our business. For a discussion of these items, refer to Note 15 to our condensed consolidated financial statements.
Special Note Regarding Forward Looking Statements
     This Quarterly Report on Form 10-Q, or Quarterly Report, including information incorporated by reference into this Quarterly Report, contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “forecasts,” “expects,” “intends,” “plans,” “anticipates,” “projects,” “outlook,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “preliminary,” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. These forward-looking statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include: cost cutting initiatives and other efforts to reduce U.S. government spending, which could reduce or delay funding for orders for services especially in the current political environment; delayed funding of our contracts due to delays in the completion of the U.S. government’s budgeting process and the use of continuing resolutions or related changes in the pattern or timing of government funding and spending; any issue that compromises our relationships with the U.S. government or damages our professional reputation; changes in U.S. government spending and mission priorities that shift expenditures away from agencies or programs that we support; the size of our addressable markets and the amount of U.S. government spending on private contractors; failure to comply with numerous laws and regulations; our ability to compete effectively in the competitive bidding process and delays caused by competitors’ protests of major contract awards received by us; the loss of General Services Administration Multiple Award Schedule Contracts, or GSA schedules, or our position as prime contractor on government wide acquisition contact vehicles; changes in the mix of our contracts and our ability to accurately estimate or otherwise recover expenses, time and resources for our contracts; our ability to generate revenue under certain of our contracts; our ability to realize the full value of our backlog and the timing of our receipt of revenue under contracts included in backlog; changes in estimates used in recognizing revenue; any inability to attract, train or retain employees with the requisite skills, experience and security clearances; an inability to hire, assimilate and deploy enough employees to serve our clients under existing contracts; an inability to effectively and timely utilize our employees and professionals; failure by us or our employees to obtain and maintain necessary security clearances; the loss of members of senior management or failure to develop new leaders; misconduct or other improper activities from our employees or subcontractors; increased competition from other companies in our industry; failure to maintain strong relationships with other contractors; inherent uncertainties and potential adverse developments in legal proceedings, including litigation, audits, reviews and investigations, which may result in materially adverse judgments, settlements or other unfavorable outcomes; internal system or service failures and security breaches; risks related to our indebtedness and credit facilities which contain financial and operating covenants; the adoption by the U.S. government of new laws, rules and regulations, such as those relating to organizational conflicts of interest issues; an inability to utilize existing or future tax benefits, including those related to our net operating losses and stock-based compensation expense, for any reason, including a change in law; variable purchasing patterns under U.S. government GSA schedules, blanket purchase agreements and indefinite delivery/indefinite quantity contracts; and other risks and factors described in Part II, “Item 1A. Risk Factors” of this Quarterly Report. In light of these risks, uncertainties and other factors, the forward-looking statements contained in this Quarterly Report might not prove to be accurate and you should not place undue reliance upon them. All forward-looking statements speak only as of the date made and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the information disclosed in the Quantitative and Qualitative Disclosures about Market Risk section in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 filed with the Securities and Exchange Commission on June 8, 2011.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, or Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
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
     Six former officers and stockholders who had departed the firm prior to the acquisition, as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 filed with the Securities and Exchange Commission on June 8, 2011, have filed a total of nine suits in various jurisdictions, with original filing dates ranging from July 3, 2008 through December 15, 2009 (three of which were amended on July 2, 2010 and then further amended into one consolidated complaint on September 7, 2010), against us and certain of our current and former directors and officers. Each of the suits arises out of the acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the acquisition. Some of the suits also allege that the acquisition price paid to stockholders was insufficient. The various suits assert claims for breach of contract, tortious interference with contract, breach of fiduciary duty, civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations, violations of the Employee Retirement Income Security Act, or ERISA, and/or securities and common law fraud. Two of these suits have been dismissed with all appeals exhausted and a third suit has been dismissed but the former stockholder has sought leave to re-plead in New York state court. Five of the remaining suits are pending in the United States District Court for the Southern District of New York, the sixth is pending in New York state court and the seventh is pending in the United States District Court for the Southern District of California. The aggregate alleged damages sought in these seven remaining suits is approximately $348.7 million ($291.5 million of which is sought to be trebled pursuant to RICO), plus punitive damages, costs, and fees. Although the outcome of any of these cases is inherently uncertain and may be materially adverse, based on current information, we do not expect them to have a material adverse effect on our financial condition and results of operations.
Item 1A. Risk Factors
     There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 filed with the Securities and Exchange Commission on June 8, 2011.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the first quarter of fiscal 2012, we issued (i) 295,911 shares of our Class A Common Stock to certain officers and other employees in connection with the exercise of options for aggregate consideration of $1,266,499.08 and (ii) 20,231 share of our Class A Common Stock to certain directors in lieu of payment of fees for their services as directors. These sales and issuances were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 and Rule 701 promulgated under the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. (Removed and Reserved)
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of May 15, 2008, by and among Booz Allen Hamilton Inc., Booz Allen Hamilton Holding Corporation (formerly known as Explorer Holding Corporation), Booz Allen Hamilton Investor Corporation (formerly known as Explorer Investor Corporation), Explorer Merger Sub Corporation and Booz & Company Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

2.2
Spin Off Agreement, dated as of May 15, 2008, by and among Booz Allen Hamilton Inc., Booz & Company Holdings, LLC, Booz & Company Inc., Booz & Company Intermediate I Inc. and Booz & Company Intermediate II Inc. (Incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

2.3
Amendment to the Agreement and Plan of Merger and the Spin Off Agreement, dated as of July 30, 2008, by and among Booz Allen Hamilton Inc., Booz Allen Hamilton Investor Corporation (formerly known as Explorer Investor Corporation), Explorer Merger Sub Corporation, Booz & Company Holdings, LLC, Booz & Company Inc., Booz & Company Intermediate I Inc. and Booz & Company Intermediate II Inc. (Incorporated by reference to Exhibit 2.3 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

3.1
Second Amended and Restated Certificate of Incorporation of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report for the period ended December 31, 2010 on Form 10-Q (File No. 001-34972))

3.2
Second Amended and Restated Bylaws of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report for the period ended December 31, 2010 on Form 10-Q (File No. 001-34972))

4.1
Guarantee and Collateral Agreement, among Booz Allen Hamilton Investor Corporation (formerly known as Explorer Investor Corporation), Explorer Merger Sub Corporation as the Initial Borrower, Booz Allen Hamilton Inc., as the Surviving Borrower, and the Subsidiary Guarantors party thereto, in favor of Credit Suisse, as Collateral Agent, dated as of July 31, 2008 (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

4.2
Guarantee Agreement, among Booz Allen Hamilton Investor Corporation (formerly known as Explorer Investor Corporation), Explorer Merger Sub Corporation as the Initial Borrower, Booz Allen Hamilton Inc., as the Surviving Borrower, and the Subsidiary Guarantors party thereto, and Credit Suisse, as Administrative Agent, dated as of July 31, 2008 (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

4.3	Amended and Restated Stockholders Agreement (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report for the period ended December 31, 2010 on Form 10-Q (File No. 001-34972))

4.4	Irrevocable Proxy and Tag-Along Agreement (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report for the period ended December 31, 2010 on Form 10-Q (File No. 001-34972))

4.5	Form of Stock Certificate (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

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
10.4
Amended and Restated Credit Agreement, as effected by the Loan Agreement, Waiver and Amendment No. 2 to the Credit Agreement filed hereto as Exhibit 10.3 (Incorporated by reference to Exhibit 10.2 to the Company’s Periodic Report on Form 8-K (File No. 001-34972))

10.5
Management Agreement, among Booz Allen Hamilton Holding Corporation (formerly known as Explorer Holding Corporation), Booz Allen Hamilton Inc., and TC Group V US, LLC, dated as of July 31, 2008 (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.6
Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.7	Booz Allen Hamilton Holding Corporation Officers’ Rollover Stock Plan (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.8	Form of Booz Allen Hamilton Holding Corporation Rollover Stock Option Agreement (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.9
Form of Stock Option Agreement under the Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.10
Form of Stock Option Agreement under the Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.11	Form of Subscription Agreement Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.12
Form of Restricted Stock Agreement for Directors under the Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.13
Form of Restricted Stock Agreement for Employees under the Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.14	Booz Allen Hamilton Holding Corporation Annual Incentive Plan (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.15	Booz Allen Hamilton Holding Corporation Officers’ Retirement Plan (Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.16	Officer’s Comprehensive Medical and Dental Plans (Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.17	Retired Officer’s Comprehensive Medical and Dental Plans (Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.18	Excess ECAP Payment Program (Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.19	Group Variable Universal Life Insurance (Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.20	Group Personal Excess Liability Insurance (Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.21	Annual Performance Program (Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.22
Form of Booz Allen Hamilton Holding Corporation Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.23
Form of Stock Option Agreement under the Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report for the year ended March 31, 2011 on Form 10-K (File No. 001-34972))

10.24	Officer Transition Policy (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report for the year ended March 31, 2011 on Form 10-K (File No. 001-34972))

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer *

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) *

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) *

101
The following materials from Booz Allen Hamilton Holding Corporation’s Quarterly Report on Form 10-Q for the three months ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended June 30, 2011 and 2010; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2011 and 2010; (iii) Condensed Consolidated Balance Sheets at June 30, 2011 and March 31, 2011; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2011 and 2010; and (v) Notes to Condensed Consolidated Financial Statements.**

*	Filed electronically herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Booz Allen Hamilton Holding Corporation Registrant
Date: August 10, 2011	By:	/s/ Samuel R. Strickland
Samuel R. Strickland
Executive Vice President Chief Financial Officer, Chief Administrative Officer and Director (Principal Financial and Accounting Officer)