Form 10-Q
period 2011-09-30
Booz Allen Hamilton Holding Corp
filed 2011-11-03
CIK 1443646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of October 31, 2011
Class A Common Stock	127,556,598
Class B Non-Voting Common Stock	2,704,310
Class C Restricted Common Stock	1,696,670
Class E Special Voting Common Stock	10,140,067

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BOOZ ALLEN HAMILTON HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	March 31, 2011
	(Unaudited)
	(Amounts in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$356,220	$192,631
Accounts receivable, net of allowance	1,031,545	1,111,004
Prepaid expenses and other current assets	83,645	62,014

Total current assets	1,471,410	1,365,649
Property and equipment (less accumulated depreciation of $165.0 million and $138.1 million at September 30, 2011 and March 31, 2011, respectively)	188,789	173,430
Intangible assets, net	232,016	240,238
Goodwill	1,177,031	1,163,549
Other long-term assets	66,923	81,157

Total assets	$3,136,169	$3,024,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$36,250	$30,000
Accounts payable and other accrued expenses	425,972	406,310
Accrued compensation and benefits	343,961	396,996
Other current liabilities	25,427	32,829

Total current liabilities	831,610	866,135
Long-term debt, net of current portion	943,628	964,328
Income tax reserve	66,255	90,474
Other long-term liabilities	223,898	195,836

Total liabilities	2,065,391	2,116,773
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, Class A — $0.01 par value — authorized, 600,000,000 shares; issued, 127,807,003 shares at September 30, 2011 and 122,784,835 shares at March 31, 2011; outstanding, 127,473,228 shares at September 30, 2011 and 122,784,835 shares at March 31, 2011	1,278	1,227
Non-voting common stock, Class B — $0.01 par value — authorized, 16,000,000 shares; issued and outstanding, 2,801,180 shares at September 30, 2011 and 3,053,130 shares at March 31, 2011	28	31
Restricted common stock, Class C — $0.01 par value — authorized, 5,000,000 shares; issued and outstanding, 1,706,670 shares at September 30, 2011 and 2,028,270 shares at March 31, 2011	17	20
Special voting common stock, Class E — $0.003 par value — authorized, 25,000,000 shares; issued and outstanding, 10,140,067 shares at September 30, 2011 and 12,348,860 shares at March 31, 2011	30	37
Treasury stock, at cost — 333,775 shares at September 30, 2011 and 0 shares at March 31, 2011	(5,377)	—
Additional paid-in capital	882,242	840,058
Retained earnings	197,798	71,330
Accumulated other comprehensive loss	(5,238)	(5,453)

Total stockholders’ equity	1,070,778	907,250

Total liabilities and stockholders’ equity	$3,136,169	$3,024,023

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
	(Amounts in thousands, except per share data)		(Amounts in thousands, except per share data)
Revenue	$1,429,044	$1,367,214	$2,875,880	$2,709,143
Operating costs and expenses:
Cost of revenue	715,642	698,563	1,442,473	1,375,658
Billable expenses	380,911	359,243	773,101	715,529
General and administrative expenses	220,290	217,911	432,125	418,330
Depreciation and amortization	18,536	19,588	36,394	38,972

Total operating costs and expenses	1,335,379	1,295,305	2,684,093	2,548,489

Operating income	93,665	71,909	191,787	160,654
Interest expense	(12,194)	(38,830)	(24,488)	(79,183)
Other, net	4,051	(6,803)	3,609	(7,110)

Income before income taxes	85,522	26,276	170,908	74,361
Income tax expense	10,190	11,459	44,440	31,375

Net income	$75,332	$14,817	$126,468	$42,986

Earnings per common share (Note 3):
Basic	$0.58	$0.14	$0.98	$0.40

Diluted	$0.53	$0.12	$0.90	$0.35

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
	(Amounts in thousands)		(Amounts in thousands)
Net income	$75,332	$14,817	$126,468	$42,986
Actuarial gain related to employee benefits, net of taxes	108	82	215	164

Comprehensive income	$75,440	$14,899	$126,683	$43,150

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended September 30,
	2011	2010
	(Amounts in thousands)
Cash flows from operating activities
Net income	$126,468	$42,986
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of state and local transportation business	(4,082)	—
Transaction costs on sale of state and local transportation business	(5,432)	—
Depreciation and amortization	36,394	38,972
Amortization of debt issuance costs	2,400	7,186
Amortization of original issuance discount on debt	550	2,224
Excess tax benefits from the exercise of stock options	(15,960)	(15,779)
Stock-based compensation expense	18,448	27,295
Loss on disposition of property and equipment	10	—
Changes in assets and liabilities:
Accounts receivable, net	71,045	45,769
Prepaid expenses and other current assets	(6,674)	(20,874)
Other long-term assets	11,847	19,939
Accrued compensation and benefits	(49,198)	(25,565)
Accounts payable and other accrued expenses	21,135	11,398
Accrued interest	4,694	4,146
Income tax reserve	(24,219)	680
Other current liabilities	(6,412)	(629)
Other long-term liabilities	(3,897)	33,137

Net cash provided by operating activities	177,117	170,885
Cash flows from investing activities
Purchases of property and equipment	(43,640)	(38,957)
Escrow payments	—	1,384
Proceeds from sale of state and local transportation business	23,332	—

Net cash used in investing activities	(20,308)	(37,573)
Cash flows from financing activities
Net proceeds from issuance of common stock	4,695	1,002
Repayment of debt	(15,000)	(95,925)
Excess tax benefits from the exercise of stock options	15,960	15,779
Stock option exercises	6,502	4,523
Repurchases of common stock	(5,377)	—

Net cash provided by (used in) financing activities	6,780	(74,621)
Net increase in cash and cash equivalents	163,589	58,691
Cash and cash equivalents––beginning of period	192,631	307,835

Cash and cash equivalents––end of period	$356,220	$366,526

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$17,085	$69,639

Income taxes, net	$50,072	$2,717

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data or unless otherwise noted)

September 30, 2011

1. BUSINESS OVERVIEW

Organization

Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or the Company, provides management and technology consulting services primarily to the U.S. government and its agencies in the defense, intelligence, and civil markets. The Company offers clients functional knowledge spanning strategy and organization, analytics, technology, engineering, and operations, which it combines with specialized expertise in clients’ mission and domain areas to help solve critical problems. The Company, an affiliate of The Carlyle Group, or Carlyle, was incorporated in Delaware in May 2008 and is headquartered in McLean, Virginia, with approximately 26,000 employees as of September 30, 2011.

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

The interim financial information in this Quarterly Report reflects all adjustments, consisting of normal recurring adjustments except as otherwise disclosed, necessary for a fair presentation of the Company’s results of operations for the interim periods. The results of operations for the six months ended September 30, 2011 are not necessarily indicative of results to be expected for the full fiscal year.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2011-08, Testing Goodwill for Impairment, which amends Topic 350, Intangibles – Goodwill and Other. This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company will early adopt as of our measurement date, January 1, 2012. The implementation of this guidance will not have a material impact on the Company’s condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB during the three months ended September 30, 2011 and through the filing date did not or are not believed by management to have a material impact on the Company’s condensed consolidated financial statements.

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

Basic and diluted EPS for the periods presented are computed as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Earnings for basic and diluted computations	$75,332	$14,817	$126,468	$42,986
Weighted-average Class A Common Stock outstanding	125,883,669	104,329,887	124,432,403	103,543,008
Weighted-average Class B Non-Voting Common Stock outstanding	2,833,324	3,053,130	2,929,808	2,861,073
Weighted-average Class C Restricted Common Stock outstanding	1,739,986	2,028,270	1,863,790	2,028,270

Total weighted-average common shares outstanding for basic computations	130,456,979	109,411,287	129,226,001	108,432,351
Dilutive stock options and restricted stock	10,802,985	13,098,121	11,374,985	13,305,491

Average number of common shares outstanding for diluted computations	141,259,964	122,509,408	140,600,986	121,737,842

Earnings per common share
Basic	$0.58	$0.14	$0.98	$0.40

Diluted	$0.53	$0.12	$0.90	$0.35

In the EPS calculation for the three and six months ended September 30, 2011 and 2010, 2,220,000 options and 1,750,000 options, respectively, were not included in the EPS calculation as their impact was anti-dilutive. For the three and six months ended September 30, 2011, 514,896 shares of Class A Common Stock with certain restrictions, or Class A Restricted Stock, were not included in the EPS calculation as they have not vested. Such options and Class A Restricted Stock may have a dilutive effect in future periods.

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

As of September 30, 2011 and March 31, 2011, goodwill was $1,177.0 million and $1,163.5 million, respectively. The increase in the carrying amount of goodwill is primarily attributable to the increase in the deferred payment obligation as a result of the release of approximately $24.0 million of reserves for uncertain tax positions, partially offset by a $10.7 million reduction to goodwill related to the sale of the Company’s state and local transportation business.

Intangible Assets

Intangible assets consisted of the following:

	As of September 30, 2011			As of March 31, 2011
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets
Contract backlog	$160,615	$119,225	$41,390	$160,800	$111,330	$49,470
Favorable leases	2,800	2,374	426	2,800	2,232	568

Total	163,415	121,599	41,816	163,600	113,562	50,038
Unamortizable intangible assets
Trade name	190,200	—	190,200	190,200	—	190,200

Total	$353,615	$121,599	$232,016	$353,800	$113,562	$240,238

Amortization expense for the three months ended September 30, 2011 and 2010 was $4.1 million and $7.1 million, respectively, and $8.2 million and $14.3 million for the six months ended September 30, 2011 and 2010, respectively.

5. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	September 30, 2011	March 31, 2011
Current
Accounts receivable–billed	$426,120	$466,688
Accounts receivable–unbilled	608,003	645,664
Allowance for doubtful accounts	(2,578)	(1,348)

Accounts receivable, net	1,031,545	1,111,004
Long-term
Unbilled receivables related to retainage and holdbacks	21,288	17,075

Total accounts receivable, net	$1,052,833	$1,128,079

The Company recognized a provision for doubtful accounts of $2.3 million and $1.8 million for the three months ended September 30, 2011 and 2010, respectively, and $2.9 million and $5.3 million for the six months ended September 30, 2011 and 2010, respectively. Long-term unbilled receivables related to retainage, holdbacks, and long-term rate settlements to be billed at contract closeout are included in other long-term assets in the accompanying condensed consolidated balance sheets.

6. ACCRUED COMPENSATION AND BENEFITS

Accrued compensation and benefits consisted of the following:

	September 30, 2011	March 31, 2011
Bonus	$39,605	$136,503
Retirement	138,453	93,826
Vacation	133,447	133,643
Other	32,456	33,024

Total accrued compensation and benefits	$343,961	$396,996

7. DEFERRED PAYMENT OBLIGATION

In connection with the merger transaction as described in the Company’s Annual Report, or the acquisition, the Company established a deferred payment obligation, or DPO, of $158.0 million, payable 8.5 years after July 31, 2008, less any settled claims. Of the $158.0 million, $78.0 million was required to be paid in full to the selling shareholders and $80.0 million is available to indemnify the Company for certain pre-acquisition tax contingencies, related interest and penalties, and other matters pursuant to the Agreement and Plan of Merger dated as of May 15, 2008, as amended as of July 30, 2008. On December 11, 2009, in connection with the recapitalization transaction as described in the Company’s Annual Report, $100.4 million was paid to selling shareholders, of which $78.0 million was the repayment of that portion of the DPO described above, with $22.4 million representing accrued interest. Any amounts remaining after the settlement of claims will be paid out to selling shareholders.

As of September 30, 2011 and March 31, 2011, the Company has recorded $66.3 million and $90.5 million, respectively, for pre-acquisition uncertain tax positions, of which approximately $28.5 million and $52.7 million, respectively, may be indemnified under the remaining available DPO. During the six months ended September 30, 2011, the Company favorably settled approximately $29.0 million of its pre-acquisition uncertain tax positions, thereby reducing the estimated amount to be indemnified under the remaining available DPO and increasing the DPO amount to be paid to the selling shareholders. Accordingly, the $67.0 million and $38.2 million DPO balances recorded as of September 30, 2011 and March 31, 2011, respectively, within other long-term liabilities in the accompanying condensed consolidated balance sheets, represent the residual balance estimated to be paid to the selling shareholders based on consideration of contingent tax claims, accrued interest, and other matters.

A reconciliation of the principal balance of the DPO to the amount recorded in the condensed consolidated balance sheets for the periods presented are as follows:

	September 30, 2011	March 31, 2011
Deferred payment obligation	$80,000	$80,000
Indemnified pre-acquisition uncertain tax positions	(28,502)	(52,721)
Accrued interest	15,475	10,904

Amount recorded in the condensed consolidated balance sheets	$66,973	$38,183

8. DEBT

Debt consisted of the following:

	September 30, 2011		March 31, 2011
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Tranche A Loans	2.51%	$485,030	2.81%	$497,185
Tranche B Loans	4.00%	494,848	4.00%	497,143

Total		979,878		994,328
Less: Current portion of long-term debt		(36,250)		(30,000)

Long-term debt, net of current portion		$943,628		$964,328

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

The senior secured agreement, as amended, requires quarterly principal payments of 1.25% of the stated principal amount of the Tranche A Loans, with annual incremental increases to 1.875%, 2.50%, 3.125%, and 16.25%, prior to the Tranche A Loans’ maturity date of February 3, 2016, and 0.25% of the stated principal amount of the Tranche B Loans, with the remaining balance payable on the Tranche B Loans’ maturity date of August 3, 2017. The revolving credit facility matures on July 31, 2014, at which time any outstanding principal balance is due in full. As of September 30, 2011 and March 31, 2011, there were no amounts outstanding on the revolving credit facility.

The total outstanding debt balance is recorded in the accompanying condensed consolidated balance sheets, net of unamortized discount of $5.1 million and $5.7 million as of September 30, 2011 and March 31, 2011, respectively.

At September 30, 2011 and March 31, 2011, the Company was contingently liable under open standby letters of credit and bank guarantees issued by the Company’s banks in favor of third parties. These letters of credit and bank guarantees, which totaled $2.2 million and $1.9 million as of September 30, 2011 and March 31, 2011, respectively, primarily relate to leases and support of insurance obligations. These instruments reduce the Company’s available borrowings under the revolving credit facility.

The senior secured credit agreement, as amended, requires the maintenance of certain financial and non-financial covenants. As of September 30, 2011 and March 31, 2011, the Company was in compliance with all of its covenants.

9. INCOME TAXES

The Company’s effective income tax rate was 11.9% and 43.6% for the three months ended September 30, 2011 and 2010, respectively, and 26.0% and 42.2% for the six months ended September 30, 2011 and 2010, respectively. The decrease in the effective tax rate for the three and six months ended September 30, 2011 as compared to the same prior year periods is primarily due to the release of uncertain tax position reserves in the current quarter. The three and six month effective tax rate of 11.9% and 26.0%, respectively, differ from the statutory rate of 35.0% due to the release of uncertain tax positions, state taxes and the effect of other permanent rate differences, which primarily related to meals and entertainment.

The Company settled its Internal Revenue Service, or IRS, audit for fiscal years 2004, 2005, and 2006 during the quarter. The IRS adjusted the Company’s research credit claims for the audit years. The adjustments did not result in a material change to the Company’s financial position. Due to the federal audit settlement, the Company released approximately $24.0 million of reserves for uncertain tax positions in the current quarter. The Company is also subject to taxes imposed by various taxing authorities including state and foreign jurisdictions. Tax years that remain open and subject to examination related to state and foreign jurisdictions are not considered to be material or will be indemnified under the merger agreement as described in the Company’s Annual Report. Additionally, due to statute of limitations expirations and potential audit settlements, it is reasonably possible that a portion of the reserves recorded on previously recognized tax benefits may be effectively settled by March 31, 2012.

During the three months ended September 30, 2011, the Company utilized $14.9 million of its capital loss carryforward from the disposition of the state and local transportation business. In prior periods, the Company had provided a full valuation allowance against the deferred tax assets associated with the capital loss carryforward. As a result, the Company recognized an income tax benefit of $5.9 million in the three and six months ended September 30, 2011.

10. EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

The Company sponsors the Employees’ Capital Accumulation Plan, or ECAP, which is a qualified defined contribution plan that covers eligible U.S. and international employees. ECAP provides for distributions, subject to certain vesting provisions, to participants by reason of retirement, death, disability, or termination of employment. Total expense recognized under ECAP for the three months ended September 30, 2011 and 2010 was $55.5 million and $57.3 million, respectively, and $114.7 million and $113.6 million for the six months ended September 30, 2011 and 2010, respectively. The Company-paid contributions for the three months ended September 30, 2011 and 2010 were $28.3 million and $24.6 million, respectively, and $70.0 million and $62.2 million for the six months ended September 30, 2011 and 2010, respectively.

Defined Benefit Plan and Other Postretirement Benefit Plans

The Company maintains and administers a defined benefit retirement plan and a postretirement medical plan for current, retired, and resigned officers.

Total expense for the Company’s Retired Officers’ Bonus Plan was $217,000 and $216,000 for the three months ended September 30, 2011 and 2010, respectively, and $434,000 and $432,000 for the six months ended September 30, 2011 and 2010, respectively. The Retired Officers’ Bonus Plan is an unfunded plan and contributions are made as benefits are paid. As of September 30, 2011 and March 31, 2011, the accumulated liability of $4.7 million and $5.2 million, respectively, included in other long-term liabilities in the accompanying condensed consolidated balance sheets is unfunded.

The components of net postretirement medical expense for the Officer Medical Plan were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Service cost	$1,000	$841	$1,956	$1,682
Interest cost	724	642	1,493	1,284

Total postretirement medical expense	$1,724	$1,483	$3,449	$2,966

As of September 30, 2011 and March 31, 2011, the unfunded status of the Officer Medical Plan was $55.5 million and $52.8 million, respectively, and is included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

11. STOCKHOLDERS’ EQUITY

Common Stock

The common stock shares activity consisted of the following:

	Class A Common Stock	Class B Non-Voting Common Stock	Class C Restricted Common Stock	Class E Special Voting Common Stock	Treasury Stock
Balance at March 31, 2010	102,922,900	2,350,200	2,028,270	13,345,880	—

Issuance of common stock	16,189,830	—	—	702,930	—
Stock options exercised	4,375,035	—	—	(1,699,950)	—
Share exchange	(702,930)	702,930	—	—	—

Balance at March 31, 2011	122,784,835	3,053,130	2,028,270	12,348,860	—

Issuance of common stock	829,429	—	—	—	—
Stock options exercised	3,619,189	—	—	(2,208,793)	—
Share exchange	573,550	(251,950)	(321,600)	—	—
Repurchase of common stock	(333,775)	—	—	—	333,775

Balance at September 30, 2011	127,473,228	2,801,180	1,706,670	10,140,067	333,775

In connection with the Company’s initial public offering in November 2010, the Company established a tax qualified Employee Stock Purchase Plan, or ESPP, which is designed to enable eligible employees to periodically purchase shares of the Company’s Class A Common Stock up to an aggregate of 10,000,000 shares at a five percent discount from the fair market value of the Company’s common stock. The ESPP provides for quarterly offering periods, the first of which commenced on April 1, 2011. For the first quarterly offering period that closed on June 30, 2011, 133,223 Class A Common Stock shares were purchased by employees under the ESPP. For the second quarterly offering period that closed on September 30, 2011, 161,106 Class A Common Stock shares were purchased by employees under the ESPP.

12. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense recognized in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Cost of revenue	$2,213	3,357	$5,269	$7,884
General and administrative expenses	5,558	8,278	13,179	19,411

Total	$7,771	$11,635	$18,448	$27,295

As of September 30, 2011, there was $41.7 million of total unrecognized compensation cost related to unvested stock-based compensation agreements. The unrecognized compensation cost as of September 30, 2011 is expected to be amortized over the next 4.75 years.

Officers’ Rollover Stock Plan

For the three and six months ended September 30, 2011, 0 and 766,890 shares of Class C Restricted Common Stock, or Class C Restricted Stock, vested, respectively. Total compensation expense recorded in conjunction with all Class C Restricted Stock for the three months ended September 30, 2011 and 2010 was $148,000 and $854,000, respectively, and $740,000 and $2.2 million for the six months ended September 30, 2011 and 2010, respectively. Future compensation cost related to non-vested Class C Restricted Stock not yet recognized in the condensed consolidated statements of operations was $686,000, and is expected to be recognized over 1.75 years.

A portion of the old stock rights held by Booz Allen Hamilton, Inc.’s U.S. government consulting partners issued under the stock rights plan that existed for Booz Allen Hamilton, Inc.’s Officers prior to the merger transaction, as described in the Company’s Annual Report, were exchanged for new options, or Rollover Options. As of September 30, 2011, there were 9,437,102 Rollover Options outstanding, of which 3,758,750 options were unvested. As Rollover Options granted to retirement eligible Officers were fully vested as of September 30, 2011, the remaining 3,758,750 options unvested as of September 30, 2011 represent only non-retirement eligible options. Total compensation expense recorded in conjunction with all Rollover Options for the three months ended September 30, 2011 and 2010 was $2.0 million and $6.6 million, respectively, and $7.1 million and $14.8 million for the six months ended September 30, 2011 and 2010, respectively. Future compensation cost related to non-vested Rollover Options not yet recognized in the condensed consolidated statements of operations was $7.6 million, and is expected to be recognized over 1.75 years.

As permitted under the terms of the Officers’ Rollover Stock Plan, or the Rollover Plan, the Compensation Committee, as Administrator of the Rollover Plan, authorized on June 3, 2011 the payment of withholding taxes not to exceed the minimum statutory withholding amount arising in connection with the exercise of Rollover Options through the surrender of shares of Class A common stock, issuable upon the exercise of such Rollover Options. The Company extended this offer to the holders of the Rollover Options to provide for an additional alternative to either paying the minimum required withholding tax arising in connection with the exercise of the Rollover Options from each holder’s existing personal funds or from the proceeds of the open market sale of a portion of the shares issuable upon the exercise of the Rollover Options. The surrender program was limited to the Rollover Options that were required to be exercised between June 30, 2011 and September 15, 2011 and, for those holders who elected to participate, the trade date was August 12, 2011 for the exercise of the Rollover Options. As a result of this transaction, the Company repurchased 333,775 shares at $16.11 and recorded them as treasury shares at a cost of $5.4 million.

Equity Incentive Plan

On July 1, 2011 and August 10, 2011, 60,000 and 140,000 options, respectively, were granted under the Equity Incentive Plan, or EIP. The estimated fair value of the common stock on July 1, 2011 and August 10, 2011, at the time of the option grant, was $19.08 and $16.07, respectively.

As of September 30, 2011, there were 11,867,854 EIP options outstanding, of which 8,149,550 were unvested. Total compensation expense recorded in conjunction with EIP options for the three months ended September 30, 2011 and 2010 was $3.1 million and $4.1 million, respectively, and $8.0 million and $10.2 million for the six months ended September 30, 2011 and 2010, respectively. Future compensation cost related to non-vested EIP options not yet recognized in the condensed consolidated statements of operations was $25.8 million, and is expected to be recognized over 4.75 years.

Grants of Class A Restricted Common Stock

On April 1, 2011, the Compensation Committee of the Board of Directors granted 20,231 shares of Class A Restricted Stock to certain Board members for their continued service to the Company. These shares vest in equal installments on September 30, 2011 and March 31, 2012, and were issued with an aggregate grant date fair value of $370,000. Total compensation expense recorded in conjunction with this grant for the three and six months ended September 30, 2011 was $139,000 and $278,000 respectively. Future compensation cost related to this award not yet recognized in the condensed consolidated statements of operations was $93,000 and is expected to be recognized over the next six months. There were no additional shares authorized to be issued under the April 2011 Compensation Committee grant.

On July 1, 2011, the Compensation Committee of the Board of Directors granted 514,869 shares of Class A Restricted Stock in conjunction with the new Annual Incentive Plan adopted on October 1, 2010. The amount of the annual incentive payment was determined based on performance targets established by the Compensation Committee and a portion of the bonus was paid in the form of Class A Restricted Stock. Equity awards will vest based on the passage of time, subject to the officer’s continued employment by the Company. The portion to be paid in the form of equity will be recognized in the accompanying consolidated statements of operations based on grant date fair value over the vesting period of three years and the aggregate value was estimated at $9.8 million based on the stock price of $19.08 on the grant date. Total compensation expense recorded in conjunction with this grant for the three months ended September 30, 2011 was $2.3 million. Future compensation cost related to this award not yet recognized in the condensed consolidated statements of operations was $7.5 million and is expected to be recognized over the next 2.75 years.

December 2009 Dividend

As of September 30, 2011 and March 31, 2011, the Company recorded a stock-based compensation liability of $25.8 million and $31.4 million, respectively, in other long-term liabilities, related to the reduction in stock option exercise price associated with a dividend paid in December 2009. The Company also recorded $8.9 million and $9.0 million as of September 30, 2011 and March 31, 2011, respectively, of a stock-based compensation liability in accrued compensation and benefits, which represents the amounts of the reduction in stock option exercise price expected to be paid within one year. Options vested and not yet exercised that would have had an exercise price below zero as a result of the dividend were reduced to one cent, with the remaining reduction to be paid in cash upon exercise of the options. Refer to the Company’s Annual Report for further discussion of the dividend paid in December 2009.

13. FINANCIAL INSTRUMENTS

The fair value of the Company’s cash and cash equivalents as of September 30, 2011 and March 31, 2011 approximated its carrying value of $356.2 million and $192.6 million, respectively, because of the short-term nature of these accounts. The fair value of the Company’s debt instruments as of September 30, 2011 and March 31, 2011 approximated its carrying value of $979.9 million and $994.3 million, respectively. The fair value of debt is determined based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements.

14. RELATED-PARTY TRANSACTIONS

The Company is an affiliate of Carlyle and from time to time, and in the ordinary course of business: (1) other Carlyle portfolio companies engage the Company as a subcontractor or service provider, and (2) the Company engages other Carlyle portfolio companies as subcontractors or service providers. Revenue and cost associated with these related parties for the three months ended September 30, 2011 were $343,000 and $305,000, respectively, and $946,000 and $852,000 for the six months ended September 30, 2011, respectively. Revenue and cost associated with these related parties for the three months ended September 30, 2010 were $1.9 million and $1.7 million, respectively, and $5.0 million and $4.3 million for the six months ended September 30, 2010, respectively.

On July 31, 2008, the Company entered into a management agreement, or Management Agreement, with TC Group V US, L.L.C., or TC Group, a company affiliated with Carlyle. In accordance with the Management Agreement, TC Group provides the Company with advisory, consulting, and other services and the Company pays TC Group an aggregate annual fee of $1.0 million, plus expenses. For the three months ended September 30, 2011 and 2010, the Company incurred $250,000 in advisory fees. For the six months ended September 30, 2011 and 2010, the Company incurred $500,000 in advisory fees.

15. COMMITMENTS AND CONTINGENCIES

Leases

As a result of the July 2008 merger transaction, as described in the Company’s Annual Report, the Company assigned a total of nine leases to Booz & Co. The facilities are located in New York, New York; Troy, Michigan; Florham Park, New Jersey; Parsippany, New Jersey; Houston, Texas; Chicago, Illinois; Cleveland, Ohio; Dallas, Texas; and London, England. Except for the Cleveland and Dallas leases, which expired, the Company remains liable under the terms of the original leases should Booz & Co. default on its obligations. There were no events of default under theses leases as of September 30, 2011 and March 31, 2011. The maximum potential amount of undiscounted future payments is $41.4 million, and the leases expire at different dates between February 2012 and March 2017. Based on the Company’s assessment of the likelihood of future payment, no amounts have been recorded related to the Company’s contingent liability on such leases.

Government Contracting Matters

For the three and six months ended September 30, 2011 and 2010, 98% of the Company’s revenue was generated from contracts with U.S. government agencies or other U.S. government contractors. Contracts with the U.S. government are subject to extensive legal and regulatory requirements and, from time to time and in the ordinary course of business, agencies of the U.S. government investigate whether the Company’s operations are conducted in accordance with these requirements and the terms of the relevant contracts by using investigative techniques as subpoenas or civil investigative demands. U.S. government investigations of the Company, whether related to the Company’s U.S. government contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayments, fines, or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting. Management believes it has adequately reserved for any losses that may be experienced from any investigation of which it is aware. The Defense Contract Management Agency Administrative Contracting Officer has negotiated annual final indirect cost rates through fiscal year 2006. Audits of subsequent years may result in cost reductions and/or penalties. Management believes it has adequately reserved for any losses that may be experienced from any such reductions and/or penalties. As of September 30, 2011 and March 31, 2011, the Company has recorded a liability of approximately $115.8 million and $100.2 million, respectively, for its current best estimate of net amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs incurred subsequent to fiscal year 2006.

Litigation

The Company is involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts that currently range up to $40.0 million or have a reasonably estimated outcome within that range, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, management does not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on the Company’s financial condition and results of operations.

Six former officers and stockholders who had departed the firm prior to the acquisition, as described in the Company’s Annual Report, have filed a total of nine suits, with original filing dates ranging from July 3, 2008 through December 15, 2009 (three of which were amended on July 2, 2010 and then further amended into one consolidated complaint on September 7, 2010) against the Company and certain of the Company’s current and former directors and officers. Each of the suits arises out of the acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the acquisition. Some of the suits also allege that the acquisition price paid to stockholders was insufficient. The various suits assert claims for breach of contract, tortious interference with contract, breach of fiduciary duty, civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations, violations of the Employee Retirement Income Security Act, and/or securities and common law fraud. Two of these suits have been dismissed with all appeals exhausted and a third suit has been dismissed but the former stockholder has sought leave to re-plead in New York state court. Five of the remaining suits are pending in the United States District Court for the Southern District of New York, the sixth is pending in New York state court and the seventh is pending in the United States District Court for the Southern District of California. As of September 30, 2011 and March 31, 2011, the aggregate alleged damages sought in the seven remaining suits was approximately $348.7 million ($291.5 million of which is sought to be trebled pursuant to RICO) plus punitive damages, costs, and fees. Although the outcome of any of these cases is inherently uncertain and may be materially adverse, based on current information, we do not expect them to have a material adverse effect on our financial condition and results of operations.

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

The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources, and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 filed with the Securities and Exchange Commission on June 8, 2011, or Annual Report, and under Part II, “Item 1A. Risk Factors,” and “— Special Note Regarding Forward Looking Statements” of this Quarterly Report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Our fiscal year ends March 31 and, unless otherwise noted, references to years or fiscal are for fiscal years ended March 31. See “— Results of Operations.”

Overview

We are a leading provider of management and technology consulting services to the U.S. government in the defense, intelligence, and civil markets. As the needs of our clients have grown more complex, we have developed deep expertise in technology, engineering, and analytics. Leveraging our 97-year consulting heritage and a talent base of approximately 26,000 people, we deploy our deep domain knowledge, functional expertise, and experience to help our clients achieve their objectives. We serve substantially all of the cabinet-level departments of the U.S. government. Our major clients include the Department of Defense, all branches of the U.S. military, the U.S. Intelligence Community, and civil agencies such as the Department of Homeland Security, the Department of Energy, the Department of Health and Human Services, the Department of the Treasury, and the Environmental Protection Agency. We support these clients in addressing complex and pressing challenges such as combating global terrorism, improving cyber capabilities, transforming the healthcare system, improving efficiency and managing change within the government, and protecting the environment.

We have a collaborative culture, supported by our operating model, which helps our professionals identify and respond to emerging trends across the markets we serve and deliver enduring results for our clients.

Financial and Other Highlights

Revenue grew 4.5% from the three months ended September 30, 2010 to the three months ended September 30, 2011, and grew 6.2% from the six months ended September 30, 2010 to the six months ended September 31, 2011. Revenue generated by our direct consulting staff labor grew 4.0% from the three months ended September 30, 2010 to the three months ended September 30, 2011, and grew 5.5% from the six months ended September 30, 2010 to the six months ended September 31, 2011. Direct consulting staff labor represents our consulting staff’s labor under contracts for which we act as a prime contractor or subcontractor. Total backlog grew 16.4% to $12.9 billion from September 30, 2010 to September 30, 2011. Substantially all of our revenue and backlog is derived from services and solutions provided to client organizations across the U.S. government, primarily by our consulting staff and, to a lesser extent, our subcontractors. The mix of revenue generated by consulting staff and subcontractors affects our operating margin, substantially all of which is derived from direct consulting staff labor, as the portion of our revenue derived from fees we earn on services provided by our subcontractors is not significant. We experienced revenue growth during the three and six month periods ending September 30, 2011 with the highest revenue growth in areas relating to health and finance consulting services for civil government agencies and classified services to the U.S. Intelligence community.

Operating income grew 30.3% to $93.7 million in the three months ended September 30, 2011 from $71.9 million in the three months ended September 30, 2010, which reflects a 130 basis point increase in operating margin to 6.6% from 5.3% in the comparable periods. Operating income increased 19.4% to $191.8 million in the six months ended September 30, 2011 from $160.7 million in the six months ended September 30, 2010, which reflects an 80 basis point increase in operating margin to 6.7% from 5.9% in the comparable periods. The improvement in operating income was driven by the continued growth in revenue and increased profitability resulting from decreases in incentive and stock-based compensation costs and lower amortization of our intangible assets. The increase in operating income also was due to higher profitability on contracts driven by a shift in contract mix towards fixed-price contracts, largely as a result of a decrease in time-and-material contracts, as well as improved profitability on subcontractor arrangements. The factors contributing to the increased operating income were partially offset by increases in business development costs and marketing and bid and proposal activity in preparation for the government fiscal year 2012 and other administrative costs associated with delays in deploying certain direct consulting staff labor against funded backlog.

Cash provided by operations was $177.1 million compared to $126.5 million in net income. The increase in cash provided by operations was a result of overall profitability of our contracts, our ability to invoice and collect from clients in a timely manner, and our effective management of vendor payments. Our tax payments increased by approximately $47.4 million in the six months ended September 30, 2011 principally due to the utilization of our net operating loss, or NOL, carryforward. We expect that cash taxes to be paid during the remainder of fiscal 2012 will continue to increase as the utilization of our NOL carryforward is subject to the limitation under Section 382 of the Internal Revenue Code.

As a result of the refinancing of our credit facilities in February 2011 which resulted in a reduction in our outstanding debt at lower interest rates, as described in our Annual Report, we realized a reduction in interest expense in the three and six months ended September 30, 2011 of $26.6 million and $54.7 million, as compared to the same prior year period.

Non-GAAP Measures

We publicly disclose certain non-GAAP financial measurements, including Adjusted Operating Income, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted Earnings Per Share, or EPS, because management uses these measures for business planning purposes, including to manage our business against internal projected results of operations and measure our performance. We view Adjusted Operating Income, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted EPS as measures of our core operating business, which exclude the impact of the items detailed below, as these items are generally not operational in nature. These non-GAAP measures also provide another basis for comparing period to period results by excluding potential differences caused by non-operational and unusual or non-recurring items. We also utilize and discuss Free Cash Flow, because management uses this measure for business planning purposes, measuring the cash generating ability of the operating business, and measuring liquidity generally. We present these supplemental measures because we believe that these measures provide investors with important supplemental information with which to evaluate our performance, long term earnings potential, or liquidity, as applicable, and to enable them to assess our performance on the same basis as management. These supplemental performance measurements may vary from, and may not be comparable to, similarly titled measures by other companies in our industry. Adjusted Operating Income, Adjusted EBITDA, Adjusted Net Income, Adjusted Diluted EPS, and Free Cash Flow are not recognized measurements under accounting principles generally accepted in the United States, or GAAP, and when analyzing our performance or liquidity, as applicable, investors should (i) evaluate each adjustment in our reconciliation of operating and net income to Adjusted Operating Income, Adjusted EBITDA and Adjusted Net Income, and cash flows to Free Cash Flows, and the explanatory footnotes regarding those adjustments, each as defined under GAAP, (ii) use Adjusted Operating Income, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted EPS in addition to, and not as an alternative to, operating income, net income, or diluted EPS as a measure of operating results, and (iii) use Free Cash Flows, in addition to, and not as an alternative to, net cash generated from operating activities as a measure of liquidity, as defined under GAAP. We have defined the aforementioned non-GAAP measures as follows:

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

Below is a reconciliation of Adjusted Operating Income, Adjusted EBITDA, Adjusted Net Income, Adjusted Diluted EPS, and Free Cash Flow to the most directly comparable financial measure calculated and presented in accordance with GAAP:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands, except share and per share data)		(In thousands, except share and per share data)
Adjusted Operating Income
Operating income	$93,665	$71,909	$191,787	$160,654
Certain stock-based compensation expense (a)	2,274	9,771	9,171	23,115
Amortization of intangible assets (b)	4,091	7,161	8,182	14,319
Transaction expenses (c)	—	63	—	135

Adjusted Operating Income	$100,030	$88,904	$209,140	$198,223

EBITDA & Adjusted EBITDA
Net income	$75,332	$14,817	$126,468	$42,986
Income tax expense	10,190	11,459	44,440	31,375
Interest and other, net	8,143	45,633	20,879	86,293
Depreciation and amortization	18,536	19,588	36,394	38,972

EBITDA	112,201	91,497	228,181	199,626
Certain stock-based compensation expense (a)	2,274	9,771	9,171	23,115
Transaction expenses (c)	—	63	—	135

Adjusted EBITDA	$114,475	$101,331	$237,352	$222,876

Adjusted Net Income
Net income	$75,332	$14,817	$126,468	$42,986
Certain stock-based compensation expense (a)	2,274	9,771	9,171	23,115
Transaction expenses (c)	—	2,613	—	2,685
Amortization of intangible assets (b)	4,091	7,161	8,182	14,319
Amortization or write-off of debt issuance costs and write-off of original issue discount	1,206	6,005	2,400	7,918
Net gain on sale of state and local transportation business (d)	(5,681)	—	(5,681)	—
Release of income tax reserves (e)	(23,584)	—	(24,048)	—
Adjustments for tax effect (f)	(3,028)	(10,220)	(7,901)	(19,215)

Adjusted Net Income	$50,610	$30,147	$108,591	$71,808

Adjusted Diluted EPS
Weighted-average number of diluted shares outstanding	141,259,964	122,509,408	140,600,986	121,737,842

Adjusted Net Income Per Diluted Share	$0.36	$0.25	$0.77	$0.59

Free Cash Flow
Net cash provided by operating activities	$123,273	$160,874	$177,117	$170,885
Less: Purchases of property and equipment	(26,039)	(22,744)	(43,640)	(38,957)

Free Cash Flow	$97,234	$138,130	$133,477	$131,928

(a)	Reflects stock-based compensation expense for options for Class A Common Stock and restricted shares, in each case, issued in connection with the acquisition described in our Annual Report under the Officers’ Rollover Stock Plan that was established in connection with the acquisition. Also reflects stock-based compensation expense for Equity Incentive Plan Class A Common Stock options issued in connection with the acquisition under the Equity Incentive Plan that was established in connection with the acquisition of our company by The Carlyle Group described in our Annual Report, which we refer to in the Quarterly Report as the acquisition.
(b)	Reflects amortization of intangible assets resulting from the acquisition described in our Annual Report.
(c)	Three and six months ended September 30, 2010 reflects certain external administrative and other expenses incurred in connection with the initial public offering.
(d)	Three and six months ended September 30, 2011 reflects the gain on sale of our state and local transportation business, net of the associated tax benefit of $1.6 million.
(e)	Three and six months ended September 30, 2011 reflects the release of income tax reserves, net of taxes.
(f)	Reflects tax effect of adjustments at an assumed marginal tax rate of 40%.

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

Business Environment and Key Trends in Our Markets

We believe that the following trends and developments in the U.S. government services industry and our markets may influence our future results of operations:

•

budget deficits and the growing U.S. national debt increasing pressure on the U.S. government to reduce federal spending across all federal agencies together with associated uncertainty about the size and timing of those reductions;

•

changes in the relative mix of overall U.S. government spending and areas of spending growth, with lower spending on homeland security, intelligence and defense-related programs as overseas operations end, and continued increased spending on cyber-security, advanced technology analytics, technology integration and healthcare;

•	delays in the completion of the U.S. government’s budget process, which has in the past and could in the future delay procurement of the products, services, and solutions we provide;

•

conservatism in light of existing and proposed fiscal constraints by the U.S. government and uncertainty about the size of budget reductions may cause clients to invest appropriated funds on a less consistent or rapid basis, or not at all;

•	the federal focus on refining the definition of “inherently governmental” work will continue to drive pockets of insourcing in various agencies, particularly in the intelligence market;

•

cost cutting and efficiency and effectiveness efforts by U.S. civilian agencies with a focus on increased use of performance measurement, “program integrity” efforts to reduce waste, fraud and abuse in entitlement programs, and renewed focus on improving procurement practices for and interagency use of IT services, including through the use of cloud based options and data center consolidation;

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

•

increasingly complex requirements of the Department of Defense and the U.S. Intelligence Community, including cyber-security, managing federal health care cost growth and focus on reforming existing government regulation of various sectors of the economy, such as financial regulation and healthcare;

•	increased competition from other government contractors and market entrants seeking to take advantage of the trends identified above; and

•	efforts by the U.S. government to address organizational conflicts of interest and related issues and the impact of those efforts on us and our competitors.

Sources of Revenue

Substantially all of our revenue is derived from services provided under contracts and task orders with the U.S. government, primarily by our consulting staff and, to a lesser extent, our subcontractors. Funding for our contracts and task orders is generally linked to trends in budgets and spending across various U.S. government agencies and departments. We provide services under a large portfolio of contracts and contract vehicles to a broad client base, and we believe that our diversified contract and client base lessens potential volatility in our business. We have historically grown, and continued through the three and six months ended September 30, 2011 to grow, our revenue organically without relying on acquisitions.

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

The table below presents the percentage of total revenue for each type of contract:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Cost-reimbursable (1)	54%	51%	54%	51%
Time-and-materials	31%	36%	31%	36%
Fixed-price (2)	15%	13%	15%	13%

(1)	Includes both cost-plus-fixed-fee and cost-plus-award-fee contracts.
(2)	Includes fixed-price level of effort contracts.

Contract Diversity and Revenue Mix

We provide services to our clients through a large number of single award contracts and contract vehicles and multiple award contract vehicles. Most of our revenue is generated under indefinite delivery/indefinite quantity, or ID/IQ, contract vehicles, which include multiple award government wide acquisition contract vehicles, or GWACs, and General Services Administration Multiple Award Schedule Contracts, or GSA schedules, and certain single award contracts. GWACs and GSA schedules are available to all U.S. government agencies. Any number of contractors typically compete under multiple award ID/IQ contract vehicles for task orders to provide particular services, and we earn revenue under these contract vehicles only to the extent that we are successful in the bidding process for task orders.

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

Our People

Revenue from our contracts is derived from services delivered by consulting staff and, to a lesser extent, from our subcontractors. Our ability to hire, retain, and deploy talent with skills appropriately aligned with client needs is critical to our ability to grow our revenue. We continuously evaluate whether our talent base is properly sized and contains an optimal mix of skills to meet the rapidly evolving needs of our clients and we seek to achieve that result through recruitment and capacity management. As of September 30, 2011 and 2010, we employed approximately 25,800 and 25,100 people, respectively, of which approximately 23,300 and 22,800, respectively, were consulting staff. Attrition for consulting staff was 18.9% and 19.9% during the twelve months ended September 30, 2011 and 2010, respectively.

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

The following table summarizes the value of our contract backlog at the respective dates presented:

	As of September 30,
	2011	2010
	(In millions)
Backlog:
Funded	$3,438	$3,123
Unfunded (1)	3,349	2,848
Priced options (2)	6,068	5,076

Total backlog	$12,855	$11,047

(1)	Reflects a reduction by management to the revenue value of orders for services under two existing single award ID/IQ contracts based on an established pattern of funding under these contracts by the U.S. government.
(2)	Amounts shown reflect 100% of the undiscounted revenue value of all priced options.

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

We view growth in total backlog and consulting staff headcount as the two key measures of our potential business growth. Growing and deploying consulting staff is the primary means by which we are able to recognize profitable revenue growth. To the extent that we are able to hire additional consulting staff and deploy them against funded backlog, we generally recognize increased revenue. Total backlog grew 16.4% from September 30, 2010 to September 30, 2011. Additions to funded backlog during the twelve months ended September 30, 2011 totaled $7.0 billion as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options. We report internally on our backlog on a monthly basis and review backlog upon occurrence of certain events to determine if any adjustments are necessary.

We cannot predict with any certainty the portion of our backlog that we expect to recognize as revenue in any future period and we cannot guarantee that we will recognize any revenue from our backlog. The primary risks that could affect our ability to recognize such revenue on a timely basis or at all are: program schedule changes, contract modifications, and our ability to assimilate and deploy new consulting staff against funded backlog; cost cutting initiatives and other efforts to reduce U.S. government spending, which could reduce or delay funding for orders for services; and delayed funding of our contracts due to delays in the completion of the U.S. government’s budgeting process and the use of continuing resolutions by the U.S. government to fund its operations. Funded backlog includes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the funded backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a pre-determined expiration date such as the end of the U.S. government’s fiscal year. The revenue value of orders included in funded backlog that has not been recognized as revenue due to period of performance expirations has not exceeded approximately 6.6% of funded backlog as of the end of any of the eight fiscal quarters preceding the fiscal quarter ended September 30, 2011. In our recent experience, none of the following additional risks have had a material negative effect on our ability to realize revenue from our funded backlog: the unilateral right of the U.S. government to cancel multi-year contracts and related orders or to terminate existing contracts for convenience or default; in the case of unfunded backlog, the potential that funding will not be made available; and, in the case of priced options, the risk that our clients will not exercise their options.

Operating Costs and Expenses

Costs associated with compensation and related expenses for our people are the most significant component of our operating costs and expenses. The principal factors that affect our costs are additional people as we grow our business and are awarded new contracts, task orders, and additional work under our existing contracts, and the hiring of people with specific skill sets and security clearances as required by our additional work. In conjunction with our initial public offering, our Board of Directors adopted a new compensation plan. The equity compensation component of the new plan has reduced officer-related compensation expense included in cost of revenue and general and administrative expenses over the near term with such expense reduction to reverse over time.

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

Income Taxes

Our net operating loss carryforward, which as of March 31, 2011 was $148.8 million, is subject to Section 382 of the Internal Revenue Code. Section 382 of the Internal Revenue Code limits the use of a corporation’s NOLs and certain other tax benefits following a change in ownership of the corporation. We believe that it is more likely than not that the company will generate sufficient taxable income to fully realize the tax benefits of our NOL carryforward by March 31, 2013.

During the three months ended September 30, 2011, we reduced our liability for income taxes payable due to the exercise of stock options resulting in the reduction of our cash taxes of approximately $22.1 million.

The Company settled its Internal Revenue Service, or IRS, audit for fiscal years 2004, 2005, and 2006 during the quarter. The IRS adjusted our research credits claims for the audit years. The adjustments did not result in a material change to our financial position. Due to the federal audit close the Company released approximately $24.0 million of reserves for uncertain tax positions in the current quarter.

We are also subject to taxes imposed by various taxing authorities including state and foreign jurisdictions. Tax years that remain open and subject to examination related to state and foreign jurisdictions are not considered to be material or will be indemnified under the merger agreement. Additionally, due to statute of limitations expirations and potential audit settlements, it is reasonably possible that a portion of the reserves recorded on previously recognized tax benefits may be effectively settled by March 31, 2012.

During the three months ended September 30, 2011, the Company utilized $14.9 million of its capital loss carryforward from the disposition of the state and local transportation business. In prior periods, the Company had provided a full valuation allowance against the deferred tax assets associated with the capital loss carryforward. As a result, the Company recognized an income tax benefit of $5.9 million in the three and six months ended September 30, 2011.

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

Basis of Presentation

The Company’s condensed consolidated financial statements for Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, have been presented for the three and six months ended September 30, 2011 and 2010.

Results of Operations

The following table sets forth items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Percent	Six Months Ended September 30,		Percent
	2011	2010	Change	2011	2010	Change
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
	(In thousands)			(In thousands)
Revenue	$1,429,044	$1,367,214	4.5%	$2,875,880	$2,709,143	6.2%
Operating costs and expenses:
Cost of revenue	715,642	698,563	2.4%	1,442,473	1,375,658	4.9%
Billable expenses	380,911	359,243	6.0%	773,101	715,529	8.0%
General and administrative expenses	220,290	217,911	1.1%	432,125	418,330	3.3%
Depreciation and amortization	18,536	19,588	(5.4%)	36,394	38,972	(6.6%)

Total operating costs and expenses	1,335,379	1,295,305	3.1%	2,684,093	2,548,489	5.3%

Operating income	93,665	71,909	30.3%	191,787	160,654	19.4%
Interest expense	(12,194)	(38,830)	(68.6%)	(24,488)	(79,183)	(69.1%)
Other, net	4,051	(6,803)	(159.5%)	3,609	(7,110)	(150.8%)

Income from operations and before income taxes	85,522	26,276	225.5%	170,908	74,361	129.8%
Income tax expense	10,190	11,459	(11.1%)	44,440	31,375	41.6%

Net income	$75,332	$14,817	408.4%	$126,468	$42,986	194.2%

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenue

Revenue increased to $1,429.0 million from $1,367.2 million, or a 4.5% increase. The increase in revenue during the three months ended September 30, 2011 was primarily driven by the deployment during the three month period ended September 30, 2011 of approximately 500 net additional consulting staff against funded backlog. Net additional consulting staff reflects newly hired consulting staff net of consulting staff attrition. Consulting staff increased during the period due to recruiting efforts, resulting in additions to consulting staff in excess of attrition. Additions to funded backlog during the twelve months ended September 30, 2011 totaled $7.0 billion, as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options.

Cost of Revenue

Cost of revenue increased to $715.6 million from $698.6 million, or a 2.4% increase. This increase was primarily due to increases in salaries and salary-related benefits of $27.6 million and employer retirement plan contributions of $1.2 million. The increase in salaries and salary-related benefits was driven by headcount growth of approximately 500 net additional consulting staff during the twelve months ended September 30, 2011 and annual base salary increases. The increase in employer retirement plan contributions was due to an increase in the number of employees who completed one year of service and became eligible to participate in our defined contribution plan, the Employees’ Capital Accumulation Plan, or ECAP.

The cost of revenue increase was partially offset by a decrease in incentive compensation of $15.0 million. The decrease in incentive compensation was primarily due to an amendment to the Officers’ compensation plan effective October 1, 2010, such that a portion of incentive compensation is now paid via grants of restricted stock on July 1 of each year, rather than cash, and will vest over a three year period, and management’s determination to reduce incentive compensation accrual rates for fiscal year 2012 in response to higher than expected business development costs and marketing and bid and proposal activity as well as administrative costs associated with delays in deploying certain direct consulting staff labor. Stock–based compensation expense also decreased by $2.2 million for Rollover and EIP options for Class A Common Stock and restricted shares, in each case issued in connection with the acquisition as described in our Annual Report (stock-based compensation expense related to Rollover options and restricted shares issued in connection with the acquisition and the initial grant of EIP options, collectively referred to as acquisition-related compensation expenses). The decrease in acquisition-related compensation expense was primarily due to a decrease in expense recognition compared to the same prior year period due to the application of the accounting method for recognizing stock-based compensation, which requires higher expenses initially and declining expenses in subsequent years. Cost of revenue as a percentage of revenue was 50.1% and 51.1% in the three months ended September 30, 2011 and 2010, respectively.

Billable Expenses

Billable expenses increased to $380.9 million from $359.2 million, or a 6.0% increase. This increase was primarily due to increases in subcontractor-related expenses of $22.9 million and travel and material expenses of $1.3 million. The increase in direct subcontractor expenses was attributable to increased use of subcontractors in proportion to revenue growth. The increased use of subcontractors was necessary to support growth on existing and new contracts and task orders during the three months ended September 30, 2011. Billable expenses as a percentage of revenue were 26.7% and 26.3% in the three months ended September 30, 2011 and 2010, respectively.

General and Administrative Expenses

General and administrative expenses increased to $220.3 million from $217.9 million, or a 1.1% increase. This increase was primarily due to increases in salaries and salary-related benefits of $16.1 million associated with increased headcount and other expenses to support the increased scale of our business.

The increase in general and administrative expenses was partially offset by a decrease in incentive compensation of $11.9 million. The decrease in incentive compensation was primarily due to an amendment to the Officers’ compensation plan effective October 1, 2010, such that a portion of incentive compensation is now paid via grants of restricted stock on July 1 of each year, rather than cash, and will vest over a three year period, and lower incentive compensation accrual rates for fiscal year 2012. Stock–based compensation expense also decreased by $5.3 million due to a reduction in acquisition-related compensation expenses. The decrease in acquisition-related compensation expense was primarily due to a decrease in expense recognition compared to the same prior year period due to the application of the accounting method for recognizing stock-based compensation, which requires higher expenses initially and declining expenses in subsequent years. General and administrative expenses as a percentage of revenue were 15.4% and 15.9% for the three months ended September 30, 2011 and 2010, respectively.

Depreciation and Amortization

Depreciation and amortization decreased to $18.5 million from $19.6 million, or a 5.4% decrease. This decrease was primarily due to a decrease of $3.1 million in the amortization of our intangible assets, which includes below market rate leases and contract backlog that were recorded in connection with the acquisition, as described in our Annual Report, and are amortized based on contractual lease terms and projected future cash flows, respectively, thereby reflecting higher amortization expense initially and declining expense in subsequent periods. Intangible asset amortization expense decreased to $4.1 million for the three months ended September 30, 2011 compared to $7.2 million for the three months ended September 30, 2010.

Interest Expense

Interest expense decreased to $12.2 million from $38.8 million, or a 68.6% decrease. This decrease was primarily due to a decrease in contractually obligated interest expense as a result of the repayment of indebtedness outstanding under our mezzanine credit facility and the refinancing of our senior secured loan facilities at lower interest rates in February 2011.

Interest is accrued on our $985.0 million outstanding debt principal balance as of September 30, 2011 at contractually specified rates ranging from 2.5% to 4.0%, and is generally required to be paid to our syndicate of lenders on a quarterly basis.

Income Tax Expense

Income tax expense decreased to $10.2 million from $11.5 million, or a 11.1% decrease. This decrease was primarily due to the release of uncertain tax position reserves of approximately $24.0 million in the current quarter.

The effective tax rate decreased to 11.9% from 43.6% primarily due to the release of uncertain tax position reserves in the current quarter.

Six Months Ended September 30, 2011 Compared to Six Months Ended September 30, 2010

Revenue

Revenue increased to $2,875.9 million from $2,709.1 million, or a 6.2% increase. The increase in revenue during the six months ended September 30, 2011 was primarily driven by the deployment during the six month period ended September 30, 2011 of approximately 500 net additional consulting staff against funded backlog. Consulting staff increased during the period due to recruiting efforts, resulting in additions to consulting staff in excess of attrition. Additions to funded backlog during the twelve months ended September 30, 2011 totaled $7.0 billion, as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options.

Cost of Revenue

Cost of revenue increased to $1,442.5 million from $1,375.7 million, or a 4.9% increase. This increase was primarily due to increases in salaries and salary-related benefits of $74.7 million and employer retirement plan contributions of $3.6 million. The increase in salaries and salary-related benefits was driven by headcount growth of approximately 500 net additional consulting staff during the twelve months ended September 30, 2011 and annual base salary increases. The increase in employer retirement plan contributions was due to an increase in the number of employees who completed one year of service and became eligible to participate in ECAP.

The cost of revenue increase was partially offset by decreases of $15.5 million in incentive compensation and $4.0 million in acquisition-related compensation expenses. The decrease in incentive compensation was due to an amendment to the Officers’ compensation plan such that a portion of incentive compensation will be paid in stock-based compensation in July 2012, rather than cash, and will vest over a three year period, and management’s determination to reduce incentive compensation accrual rates for fiscal year 2012 in response to higher than expected business development costs and marketing and bid and proposal activity as well as administrative costs associated with delays in deploying certain direct consulting staff labor. The decrease in acquisition-related compensation expense was primarily due to a decrease in expense recognition compared to the same prior year period due to the application of the accounting method for recognizing stock-based compensation, which requires higher expenses initially and declining expenses in subsequent years. Cost of revenue as a percentage of revenue was 50.2% and 50.8% in the six months ended September 30, 2011 and 2010, respectively.

Billable Expenses

Billable expenses increased to $773.1 million from $715.5 million, or an 8.0% increase. This increase was primarily due to increases in subcontractor-related expenses of $51.2 million and travel and material expenses of $6.3 million. The increase in direct subcontractor expenses was attributable to increased use of subcontractors in proportion to revenue growth. The increased use of subcontractors was necessary to support growth on existing and new contracts and task orders during the six months ended September 30, 2011. Billable expenses as a percentage of revenue were 26.9% and 26.4% in the six months ended September 30, 2011 and 2010, respectively.

General and Administrative Expenses

General and administrative expenses increased to $432.1 million from $418.3 million, or a 3.3% increase. This increase was primarily due to increases in salaries and salary-related benefits of $28.0 million associated with increased headcount and other expenses to support the increased scale of our business.

The increase in general and administrative expenses was partially offset by decreases of $16.5 million in incentive compensation and $9.9 million in acquisition-related compensation expenses. The decrease in incentive compensation was primarily due an amendment to the Officers’ compensation plan such that a portion of incentive compensation will be paid in stock-based compensation in July 2012, rather than cash, and will vest over a three year period, and lower incentive compensation accrual rates for fiscal year 2012. The decrease in acquisition-related compensation expense was primarily due to a decrease in expense recognition compared to the same prior year period due to the application of the accounting method for recognizing stock-based compensation, which requires higher expenses initially and declining expenses in subsequent years. General and administrative expenses as a percentage of revenue were 15.0% and 15.4% for the six months ended September 30, 2011 and 2010, respectively.

Depreciation and Amortization

Depreciation and amortization decreased to $36.4 million from $39.0 million, or a 6.6% decrease. This decrease was primarily due to a decrease of $6.1 million in the amortization of our intangible assets, which includes below market rate leases and contract backlog that were recorded in connection with the acquisition, as described in our Annual Report, and are amortized based on contractual lease terms and projected future cash flows, respectively, thereby reflecting higher amortization expense initially and declining expense in subsequent periods. Intangible asset amortization expense decreased to $8.2 million for the six months ended September 30, 2011 compared to $14.3 million for the six months ended September 30, 2010.

Interest Expense

Interest expense decreased to $24.5 million from $79.2 million, or a 69.1% decrease. This decrease was primarily due to a decrease in contractually obligated interest expense as a result of the repayment of indebtedness outstanding under our mezzanine credit facility and the refinancing of our senior secured loan facilities at lower interest rates in February 2011.

Interest is accrued on our $985.0 million outstanding debt principal balance as of September 30, 2011 at contractually specified rates ranging from 2.5% to 4.0%, and is generally required to be paid to our syndicate of lenders on a quarterly basis.

Income Tax Expense

Income tax expense increased to $44.4 million from $31.4 million, or a 41.6% increase. This increase was primarily due to an increase in year to date pre-tax income as compared to the same prior year period offset by the release of uncertain tax position reserves in the current quarter.

The effective tax rate decreased to 26.0% from 42.2% primarily due to the release of uncertain tax position reserves in the current quarter.

Liquidity and Capital Resources

We have historically been able to generate sufficient cash to fund our operations, debt payments, capital expenditures, and discretionary funding needs. We had $356.2 million and $192.6 million in cash and cash equivalents as of September 30, 2011 and March 31, 2011, respectively. However, due to fluctuations in cash flows and the growth in operations, it may be necessary from time to time in the future to borrow under our senior secured loan facilities to meet cash demands. We anticipate that cash provided by operating activities, cash and cash equivalents, and borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash requirements for the next twelve months, which primarily include:

•	operating expenses, including salaries;

•	working capital requirements to fund the growth of our business;

•	capital expenditures which primarily relate to the purchase of computers, business systems, furniture, and leasehold improvements to support our operations;

•	debt service requirements for borrowings under our senior secured loan facilities; and

•	cash taxes to be paid.

Our debt totaled $985.0 million and $994.3 million as of September 30, 2011 and March 31, 2011, respectively. Our debt bears interest at specified rates and is held by a syndicate of lenders (see Note 8 in our interim consolidated financial statements).

Our senior secured loan facilities consist of a $500.0 million Tranche A term facility, or Tranche A Loans, and a $500.0 million Tranche B term facility, or Tranche B Loans. As of September 30, 2011, we had $487.5 million and $497.5 million principal outstanding under the Tranche A term facility and Tranche B term facility, respectively.

From time to time we evaluate alternative uses for excess cash resources, including debt prepayments, payment of dividends, share repurchases or funding acquisitions. Any determination to pursue one or more of the above alternative uses for excess cash is subject to the discretion of our Board of Directors, and will depend upon various factors, including our results of operations, financial condition, liquidity requirements, restrictions that may be imposed by applicable law, our contracts, and our senior secured credit agreement, as amended, and other factors deemed relevant by our Board of Directors.

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

Accounts receivable is the principal component of our working capital and is generally driven by revenue growth with other short-term fluctuations related to the payment practices of our clients. Our accounts receivable reflect amounts billed to our clients as of each balance sheet date. Our clients generally pay our invoices within 30 days of the invoice date. At any month-end, we also include in accounts receivable the revenue that was recognized in the preceding month, which is generally billed early in the following month. Finally, we include in accounts receivable amounts related to revenue accrued in excess of amounts billed, primarily on our fixed-price and cost- plus-award-fee contracts. The total amount of our accounts receivable can vary significantly over time, but is generally sensitive to revenue levels. Total accounts receivable (billed and unbilled combined, net of allowance for doubtful accounts) days sales outstanding, which we calculate by dividing total accounts receivable by revenue per day during the relevant fiscal quarter, was 68 as of September 30, 2011 and March 31, 2011.

The table below sets forth our net cash flows for the periods presented:

	Six Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
	(In thousands)
Net cash provided by operating activities	$177,117	$170,885
Net cash used in investing activities	(20,308)	(37,573)
Net cash provided by (used in) financing activities	6,780	(74,621)

Total increase in cash and cash equivalents	$163,589	$58,691

Net Cash from Operating Activities

Net cash from operations is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from clients in a timely manner, and our ability to manage our vendor payments. Net cash provided by operations was $177.1 million in the six months ended September 30, 2011 compared to $170.9 million in the same prior year period, or a 3.6% increase. The increase in net cash provided by operations was primarily due to net income growth and the decrease in cash used for accrued compensation and benefits, partially offset by an increase in cash taxes paid.

Net Cash from Investing Activities

Net cash used in investing activities was $20.3 million in the six months ended September 30, 2011 compared to $37.6 million in the same prior year period, or a 46% decrease. The decrease in net cash used in investing activities was primarily due to cash proceeds received of $23.3 million from the sale of our state and local transportation business. Capital expenditures also increased from $39.0 million to $43.6 million in the six months ended September 30, 2010 to 2011, respectively. This increase is attributable to investments in additional facility expansion and computer equipment to support the increase in headcount. We expect capital expenditures as a percentage of revenue in future years to be more comparable to historical levels.

Net Cash from Financing Activities

Net cash provided by financing activities was $6.8 million in the six months ended September 30, 2011 compared to net cash used in financing activities of $74.6 million in the same prior year period, or a 109.1% increase. The increase in net cash provided by financing activities was primarily due to the repayment of debt during the six months ended September 30, 2010.

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

At our option, the interest rate on borrowings under the senior secured loan facilities may be based on the Eurocurrency rate or the alternate base rate, or ABR plus, in each case, an applicable margin, subject to the Eurocurrency rate and ABR being no lower than 1.00% or 2.00% respectively, in the case of Tranche B Loans. Subject to a leveraged based pricing grid, the applicable margins on Tranche A Loans range from 2.00% to 2.75% with respect to Eurocurrency loans, or 1.00% to 1.75% with respect to ABR loans. The applicable margins on Tranche B Loans are 3.00% with respect to Eurocurrency loans, or 4.00% with respect to the ABR loans, stepping down, in each case to 2.75% and 3.75%, respectively, when the total leverage ratio is less than or equal to 1.75 to 1.00. The revolving credit facility margin and commitment fee are subject to the leveraged based pricing grid, as set forth in the senior secured credit agreement, as amended. As of September 30, 2011, we were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that total $2.2 million. These letters of credit and bank guarantees primarily relate to leases and support of insurance obligations. These instruments reduce our available borrowings under the revolving credit facility. As of September 30, 2011, we had $272.8 million of capacity available for additional borrowings under the revolving credit facility.

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

In addition, we are required to meet the following financial covenants at each quarter end:

•

Consolidated Total Leverage Ratio — the ratio of total leverage as of the last day of the quarter (defined as the aggregate principal amount of all funded debt, less cash, cash equivalents and permitted liquid investments) to the preceding four quarters’ “Consolidated EBITDA” (as defined in the senior secured credit agreement, as amended). For the period ended September 30, 2011, this ratio was required to be less than or equal to 3.9 to 1.0 to comply with our senior secured loan facilities. As of September 30, 2011, we were in compliance with our consolidated total leverage ratio with a ratio of 1.75.

•

Consolidated Net Interest Coverage Ratio — the ratio of the preceding four quarters’ “Consolidated EBITDA” (as defined in the senior secured credit agreement, as amended) to net interest expense for the preceding four quarters (defined as cash interest expense, less the sum of cash interest income and one-time financing fees (to the extent included in consolidated interest expense)). For the period ended September 30, 2011, this ratio was required to be greater than or equal to 3.0 to 1.0 to comply with our senior secured loan facilities. As of September 30, 2011, we were in compliance with our consolidated net interest coverage ratio with a ratio of 7.86.

The total outstanding debt balance is recorded net of unamortized discount of $5.1 million and $5.7 million as of September 30, 2011 and March 31, 2011, respectively.

Capital Structure and Resources

Our stockholders’ equity amounted to $1,070.8 million as of September 30, 2011, an increase of $163.5 million compared to stockholders’ equity of $907.3 million as of March 31, 2011, primarily due to common stock issuances, stock option exercises, net income of $126.5 million in the six months ended September 30, 2011, and stock-based compensation expense of $18.4 million.

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any off-balance sheet arrangements.

Capital Expenditures

Since we do not own any of our facilities, our capital expenditure requirements primarily relate to the purchase of computers, business systems, furniture, and leasehold improvements to support our operations. Direct costs billed to clients are not treated as capital expenses. Our capital expenditures for the six months ended September 30, 2011 and 2010 were $43.6 million and $39.0 million, respectively, and the majority of such capital expenditures related to facilities infrastructure, equipment, and information technology. Expenditures for facilities infrastructure and equipment are generally incurred to support new and existing programs across our business. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure.

Commitments and Contingencies

We are subject to a number of reviews, investigations, claims, lawsuits, and other uncertainties related to our business. For a discussion of these items, refer to Note 15 to our condensed consolidated financial statements.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, or Quarterly Report, including information incorporated by reference into this Quarterly Report, contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “forecasts,” “expects,” “intends,” “plans,” “anticipates,” “projects,” “outlook,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “preliminary,” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. These forward-looking statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include: cost cutting and efficiency initiatives and other efforts to reduce U.S. government spending, which could reduce or delay funding for orders for services especially in the current political environment; delayed funding of our contracts due to delays in the completion of the U.S. government’s budgeting process and the use of continuing resolutions by the U.S. government to fund its operations or related changes in the pattern or timing of government funding and spending; any issue that compromises our relationships with the U.S. government or damages our professional reputation; changes in U.S. government spending and mission priorities that shift expenditures away from agencies or programs that we support; the size of our addressable markets and the amount of U.S. government spending on private contractors; failure to comply with numerous laws and regulations; our ability to compete effectively in the competitive bidding process and delays caused by competitors’ protests of major contract awards received by us; the loss of General Services Administration Multiple Award

Schedule Contracts, or GSA schedules, or our position as prime contractor on government wide acquisition contact vehicles; changes in the mix of our contracts and our ability to accurately estimate or otherwise recover expenses, time and resources for our contracts; our ability to generate revenue under certain of our contracts; our ability to realize the full value of our backlog and the timing of our receipt of revenue under contracts included in backlog; changes in estimates used in recognizing revenue; any inability to attract, train or retain employees with the requisite skills, experience and security clearances; an inability to hire, assimilate and deploy enough employees to serve our clients under existing contracts; an inability to effectively and timely utilize our employees and professionals; failure by us or our employees to obtain and maintain necessary security clearances; the loss of members of senior management or failure to develop new leaders; misconduct or other improper activities from our employees or subcontractors; increased competition from other companies in our industry; failure to maintain strong relationships with other contractors; inherent uncertainties and potential adverse developments in legal proceedings, including litigation, audits, reviews and investigations, which may result in materially adverse judgments, settlements or other unfavorable outcomes; internal system or service failures and security breaches, including, but not limited to, those resulting from external cyber attacks on our network and internal systems; risks related to our indebtedness and credit facilities which contain financial and operating covenants; the adoption by the U.S. government of new laws, rules and regulations, such as those relating to organizational conflicts of interest issues; an inability to utilize existing or future tax benefits, including those related to our net operating losses and stock-based compensation expense, for any reason, including a change in law; variable purchasing patterns under U.S. government GSA schedules, blanket purchase agreements and indefinite delivery/indefinite quantity contracts; and other risks and factors described in Part II, “Item 1A. Risk Factors” of this Quarterly Report. In light of these risks, uncertainties and other factors, the forward-looking statements contained in this Quarterly Report might not prove to be accurate and you should not place undue reliance upon them. All forward-looking statements speak only as of the date made and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time charging. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts that currently range up to $40.0 million or have a reasonably estimated outcome within that range, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations.

Six former officers and stockholders who had departed the firm prior to the acquisition, as described in our Annual Report have filed a total of nine suits in various jurisdictions, with original filing dates ranging from July 3, 2008 through December 15, 2009 (three of which were amended on July 2, 2010 and then further amended into one consolidated complaint on September 7, 2010), against us and certain of our current and former directors and officers. Each of the suits arises out of the acquisition, as described in our Annual Report, and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the acquisition. Some of the suits also allege that the acquisition price paid to stockholders was insufficient. The various suits assert claims for breach of contract, tortious interference with contract, breach of fiduciary duty, civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations, violations of the Employee Retirement Income Security Act, or ERISA, and/or securities and common law fraud. Two of these suits have been dismissed with all appeals exhausted and a third suit has been dismissed but the former stockholder has sought leave to re-plead in New York state court. Five of the remaining suits are pending in the United States District Court for the Southern District of New York, the sixth is pending in New York state court and the seventh is pending in the United States District Court for the Southern District of California. The aggregate alleged damages sought in these seven remaining suits is approximately $348.7 million ($291.5 million of which is sought to be trebled pursuant to RICO), plus punitive damages, costs, and fees. Although the outcome of any of these cases is inherently uncertain and may be materially adverse, based on current information, we do not expect them to have a material adverse effect on our financial condition and results of operations.

Item 1A.	Risk Factors

There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 filed with the Securities and Exchange Commission on June 8, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of May 15, 2008, by and among Booz Allen Hamilton Inc., Booz Allen Hamilton Holding Corporation (formerly known as Explorer Holding Corporation), Booz Allen Hamilton Investor Corporation (formerly known as Explorer Investor Corporation), Explorer Merger Sub Corporation and Booz & Company Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1
(File No. 333-167645))

2.2	Spin Off Agreement, dated as of May 15, 2008, by and among Booz Allen Hamilton Inc., Booz & Company Holdings, LLC, Booz & Company Inc., Booz & Company Intermediate I Inc. and Booz & Company Intermediate II Inc. (Incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

2.3	Amendment to the Agreement and Plan of Merger and the Spin Off Agreement, dated as of July 30, 2008, by and among Booz Allen Hamilton Inc., Booz Allen Hamilton Investor Corporation (formerly known as Explorer Investor Corporation), Explorer Merger Sub Corporation, Booz & Company Holdings, LLC, Booz & Company Inc., Booz & Company Intermediate I Inc. and Booz & Company Intermediate II Inc. (Incorporated by reference to Exhibit 2.3 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

3.1	Second Amended and Restated Certificate of Incorporation of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report for the period ended December 31, 2010 on Form 10-Q
(File No. 001-34972))

3.2	Second Amended and Restated Bylaws of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report for the period ended December 31, 2010 on Form 10-Q
(File No. 001-34972))

4.1	Guarantee and Collateral Agreement, among Booz Allen Hamilton Investor Corporation (formerly known as Explorer Investor Corporation), Explorer Merger Sub Corporation as the Initial Borrower, Booz Allen Hamilton Inc., as the Surviving Borrower, and the Subsidiary Guarantors party thereto, in favor of Credit Suisse, as Collateral Agent, dated as of July 31, 2008 (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1
(File No. 333-167645))

4.2	Guarantee Agreement, among Booz Allen Hamilton Investor Corporation (formerly known as Explorer Investor Corporation), Explorer Merger Sub Corporation as the Initial Borrower, Booz Allen Hamilton Inc., as the Surviving Borrower, and the Subsidiary Guarantors party thereto, and Credit Suisse, as Administrative Agent, dated as of July 31, 2008 (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1
(File No. 333-167645))

4.3	Amended and Restated Stockholders Agreement (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report for the period ended December 31, 2010 on Form 10-Q (File No. 001-34972))

4.4	Irrevocable Proxy and Tag-Along Agreement (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report for the period ended December 31, 2010 on Form 10-Q (File No. 001-34972))

4.5	Form of Stock Certificate (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.1	Credit Agreement, among Booz Allen Hamilton Investor Corporation (formerly known as Explorer Investor Corporation), Explorer Merger Sub Corporation, as the Initial Borrower, Booz Allen Hamilton Inc., as the Surviving Borrower, the several lenders from time to time parties thereto, Credit Suisse AG, Cayman Islands Branch (formerly known as Credit Suisse), as Administrative Agent and Collateral Agent, Credit Suisse AG, Cayman Islands Branch (formerly known as Credit Suisse), as Issuing Lender, Banc of America Securities LLC and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers, and Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Barclays Capital, Goldman Sachs Credit Partners L.P., and Morgan Stanley Senior Funding, Inc., as Joint Bookrunners and Sumitomo Mitsui Banking Corporation, as Co-Manager, dated as of July 31, 2008 (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.2	First Amendment to Credit Agreement, dated as of December 8, 2009 (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.3	Loan Agreement, Waiver and Amendment No. 2 to the Credit Agreement, dated as of February 3, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Periodic Report on Form 8-K (File No. 001-34972))

10.4	Second Amended and Restated Credit Agreement, as effected by the Loan Agreement, Waiver and Amendment No. 2 to the Credit Agreement, dated as of February 3, 2011 (Incorporated by reference to Exhibit 10.2 to the Company’s Periodic Report on Form 8-K (File No. 001-34972))

10.5	Management Agreement, among Booz Allen Hamilton Holding Corporation (formerly known as Explorer Holding Corporation), Booz Allen Hamilton Inc., and TC Group V US, LLC, dated as of July 31, 2008 (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.6	Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.7	Booz Allen Hamilton Holding Corporation Officers’ Rollover Stock Plan (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.8	Form of Booz Allen Hamilton Holding Corporation Rollover Stock Option Agreement (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.9	Form of Stock Option Agreement under the Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1
(File No. 333-167645))

10.10	Form of Stock Option Agreement under the Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1
(File No. 333-167645))

10.11	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.12	Form of Restricted Stock Agreement for Directors under the Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1
(File No. 333-167645))

10.13	Form of Restricted Stock Agreement for Employees under the Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1
(File No. 333-167645))

10.14	Booz Allen Hamilton Holding Corporation Annual Incentive Plan (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.15	Booz Allen Hamilton Holding Corporation Officers’ Retirement Plan (Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.16	Officer’s Comprehensive Medical and Dental Plans (Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.17	Retired Officer’s Comprehensive Medical and Dental Plans (Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.18	Excess ECAP Payment Program (Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.19	Group Variable Universal Life Insurance (Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.20	Group Personal Excess Liability Insurance (Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.21	Annual Performance Program (Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.22	Form of Booz Allen Hamilton Holding Corporation Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.23	Form of Stock Option Agreement under the Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report for the year ended March 31, 2011 on
Form 10-K (File No. 001-34972))

10.24	Officer Transition Policy (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report for the year ended March 31, 2011 on Form 10-K (File No. 001-34972))

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)*

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)*

101	The following materials from Booz Allen Hamilton Holding Corporation’s Quarterly Report on Form 10-Q for the three months ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2011 and 2010; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2011 and 2010; (iii) Condensed Consolidated Balance Sheets at September 30, 2011 and March 31, 2011; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2011 and 2010; and (v) Notes to Condensed Consolidated Financial Statements.**

*	Filed electronically herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Booz Allen Hamilton Holding Corporation
Registrant

Date: November 3, 2011	By:	/S/ SAMUEL R. STRICKLAND
Samuel R. Strickland
Executive Vice President Chief Financial Officer, Chief Administrative Officer and Director (Principal Financial and Accounting Officer)