Form 10-Q
period 2011-12-31
Booz Allen Hamilton Holding Corp
filed 2012-02-03
CIK 1443646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of January 31, 2012
Class A Common Stock	128,126,835
Class B Non-Voting Common Stock	2,621,290
Class C Restricted Common Stock	1,533,020
Class E Special Voting Common Stock	10,140,067

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BOOZ ALLEN HAMILTON HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2011	March 31, 2011
	(Unaudited)
	(Amounts in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$405,027	$192,631
Accounts receivable, net of allowance	1,065,056	1,111,004
Prepaid expenses and other current assets	67,612	62,014

Total current assets	1,537,695	1,365,649

Property and equipment (less accumulated depreciation of $179.8 million and $138.1 million at December 31, 2011 and March 31, 2011, respectively)	195,277	173,430
Intangible assets, net	227,925	240,238
Goodwill	1,188,115	1,163,549
Other long-term assets	58,337	81,157

Total assets	$3,207,349	$3,024,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$39,375	$30,000
Accounts payable and other accrued expenses	377,798	406,310
Accrued compensation and benefits	392,905	396,996
Other current liabilities	27,382	32,829

Total current liabilities	837,460	866,135

Long-term debt, net of current portion	933,279	964,328
Income tax reserve	55,170	90,474
Other long-term liabilities	239,170	195,836

Total liabilities	2,065,079	2,116,773

Commitments and contingencies (Note 15)

Stockholders’ equity:
Common stock, Class A — $0.01 par value — authorized, 600,000,000 shares; issued, 128,448,950 shares at December 31, 2011 and 122,784,835 shares at March 31, 2011; outstanding, 128,115,175 shares at December 31, 2011 and 122,784,835 shares at March 31, 2011	1,284	1,227
Non-voting common stock, Class B — $0.01 par value — authorized, 16,000,000 shares; issued and outstanding, 2,625,290 shares at December 31, 2011 and 3,053,130 shares at March 31, 2011	26	31
Restricted common stock, Class C — $0.01 par value — authorized, 5,000,000 shares; issued and outstanding, 1,533,020 shares at December 31, 2011 and 2,028,270 shares at March 31, 2011	15	20
Special voting common stock, Class E — $0.003 par value — authorized, 25,000,000 shares; issued and outstanding, 10,140,067 shares at December 31, 2011 and 12,348,860 shares at March 31, 2011	30	37
Treasury stock, at cost — 333,775 shares at December 31, 2011 and 0 shares at March 31, 2011	(5,377)	—
Additional paid-in capital	890,766	840,058
Retained earnings	260,658	71,330
Accumulated other comprehensive loss	(5,132)	(5,453)

Total stockholders’ equity	1,142,270	907,250

Total liabilities and stockholders’ equity	$3,207,349	$3,024,023

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
	(Amounts in thousands, except per share data)		(Amounts in thousands, except per share data)
Revenue	$1,442,718	$1,389,176	$4,318,598	$4,098,319

Operating costs and expenses:
Cost of revenue	729,977	718,574	2,172,450	2,094,232
Billable expenses	370,540	368,472	1,143,641	1,084,001
General and administrative expenses	224,483	206,203	656,608	624,533
Depreciation and amortization	19,530	20,796	55,924	59,768

Total operating costs and expenses	1,344,530	1,314,045	4,028,623	3,862,534

Operating income	98,188	75,131	289,975	235,785

Interest expense	(12,035)	(34,532)	(36,523)	(113,715)
Other, net	238	(18,656)	3,847	(25,766)

Income before income taxes	86,391	21,943	257,299	96,304
Income tax expense (benefit)	23,531	(1,695)	67,971	29,680

Net income	$62,860	$23,638	$189,328	$66,624

Earnings per common share (Note 3):
Basic	$0.48	$0.20	$1.46	$0.60

Diluted	$0.44	$0.18	$1.34	$0.54

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
	(Amounts in thousands)		(Amounts in thousands)
Net income	$62,860	$23,638	$189,328	$66,624
Actuarial gain related to employee benefits, net of taxes	106	82	321	246

Comprehensive income	$62,966	$23,720	$189,649	$66,870

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended December 31,
	2011	2010
	(Amounts in thousands)
Cash flows from operating activities
Net income	$189,328	$66,624
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of state and local transportation business	(4,082)	—
Transaction costs on sale of state and local transportation business	(5,432)	—
Depreciation and amortization	55,924	59,768
Amortization of debt issuance costs	3,602	18,233
Amortization of original issuance discount on debt	826	4,934
Excess tax benefits from the exercise of stock options	(16,397)	(15,974)
Stock-based compensation expense	24,448	39,203

Changes in assets and liabilities:
Accounts receivable, net	37,534	6,649
Prepaid expenses and other current assets	9,796	(17,206)
Other long-term assets	19,232	32,256
Accrued compensation and benefits	(254)	25,256
Accounts payable and other accrued expenses	(25,695)	7,956
Accrued interest	5,698	6,276
Income tax reserve	(35,304)	(10,071)
Other current liabilities	(4,457)	9,217
Other long-term liabilities	(2,748)	47,684

Net cash provided by operating activities	252,019	280,805

Cash flows from investing activities
Purchases of property and equipment	(65,558)	(61,433)
Escrow payments	—	1,384
Proceeds from sale of state and local transportation business	23,332	—

Net cash used in investing activities	(42,226)	(60,049)

Cash flows from financing activities
Net proceeds from issuance of common stock	6,821	252,728
Repayment of debt	(22,500)	(344,311)
Excess tax benefits from the exercise of stock options	16,397	15,974
Stock option exercises	7,262	4,790
Repurchases of common stock	(5,377)	—

Net cash provided by (used in) financing activities	2,603	(70,819)

Net increase in cash and cash equivalents	212,396	149,937
Cash and cash equivalents––beginning of period	192,631	307,835

Cash and cash equivalents––end of period	$405,027	$457,772

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$26,394	$99,667

Income taxes, net	$69,224	$5,462

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data or unless otherwise noted)

December 31, 2011

1. BUSINESS OVERVIEW

Organization

Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or the Company, provides management and technology consulting services primarily to the U.S. government and its agencies in the defense, intelligence, and civil markets. The Company offers clients functional knowledge spanning strategy and organization, analytics, technology, and engineering and operations, which it combines with specialized expertise in clients’ mission and domain areas to help solve critical problems. The Company, an affiliate of The Carlyle Group, or Carlyle, was incorporated in Delaware in May 2008 and is headquartered in McLean, Virginia, with approximately 26,000 employees as of December 31, 2011.

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

The interim financial information in this Quarterly Report reflects all adjustments, consisting of normal recurring adjustments except as otherwise disclosed, necessary for a fair presentation of the Company’s results of operations for the interim periods. The results of operations for the nine months ended December 31, 2011 are not necessarily indicative of results to be expected for the full fiscal year.

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

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board during the three months ended December 31, 2011 and through the filing date did not or are not believed by management to have a material impact on the Company’s present or historical consolidated financial statements.

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

Basic and diluted EPS for the periods presented are computed as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Earnings for basic and diluted computations	$62,860	$23,638	$189,328	$66,624
Weighted-average Class A Common Stock outstanding	127,108,438	113,723,503	125,319,720	106,180,869
Weighted-average Class B Non-Voting Common Stock outstanding	2,711,157	3,053,130	2,857,308	2,910,836
Weighted-average Class C Restricted Common Stock outstanding	1,660,262	2,028,270	1,796,304	2,028,270

Total weighted-average common shares outstanding for basic computations	131,479,857	118,804,903	129,973,332	111,119,975
Dilutive stock options and restricted stock	10,319,868	12,410,628	11,023,279	13,007,204

Average number of common shares outstanding for diluted computations	141,799,725	131,215,531	140,996,611	124,127,179

Earnings per common share
Basic	$0.48	$0.20	$1.46	$0.60

Diluted	$0.44	$0.18	$1.34	$0.54

In the EPS calculation for the three and nine months ended December 31, 2011 and 2010, 2,410,000 options and 310,000 options, respectively, were not included in the EPS calculation as their impact was anti-dilutive.

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

As of December 31, 2011 and March 31, 2011, goodwill was $1,188.1 million and $1,163.5 million, respectively. The increase in the carrying amount of goodwill is primarily attributable to the increase in the deferred payment obligation as a result of the release of approximately $35.3 million of reserves for uncertain tax positions, partially offset by a $10.7 million reduction to goodwill related to the sale of the Company’s state and local transportation business.

Intangible Assets

Intangible assets consisted of the following:

	As of December 31, 2011			As of March 31, 2011
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets
Contract backlog	$160,615	$123,245	$37,370	$160,800	$111,330	$49,470
Favorable leases	2,800	2,445	355	2,800	2,232	568

Total	163,415	125,690	37,725	163,600	113,562	50,038
Unamortizable intangible assets
Trade name	190,200	–	190,200	190,200	–	190,200

Total	$353,615	$125,690	$227,925	$353,800	$113,562	$240,238

Amortization expense for the three months ended December 31, 2011 and 2010 was $4.1 million and $7.2 million, respectively, and

$12.3 million and $21.5 million for the nine months ended December 31, 2011 and 2010, respectively.

5. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	December 31, 2011	March 31, 2011
Current
Accounts receivable–billed	$481,441	$466,688
Accounts receivable–unbilled	585,949	645,664
Allowance for doubtful accounts	(2,334)	(1,348)

Accounts receivable, net	1,065,056	1,111,004
Long-term
Unbilled receivables related to retainage and holdbacks	21,181	17,075

Total accounts receivable, net	$1,086,237	$1,128,079

The Company recognized a provision for doubtful accounts of $1.2 million and $606,000 for the three months ended December 31, 2011 and 2010, respectively, and $4.1 million and $5.9 million for the nine months ended December 31, 2011 and 2010, respectively. Long-term unbilled receivables related to retainage, holdbacks, and long-term rate settlements to be billed at contract closeout are included in other long-term assets in the accompanying condensed consolidated balance sheets.

6. ACCRUED COMPENSATION AND BENEFITS

Accrued compensation and benefits consisted of the following:

	December 31, 2011	March 31, 2011
Bonus	$58,783	$136,503
Retirement	170,416	93,826
Vacation	127,646	133,643
Other	36,060	33,024

Total accrued compensation and benefits	$392,905	$396,996

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

As of December 31, 2011 and March 31, 2011, the Company has recorded $55.2 million and $90.5 million, respectively, for pre-acquisition uncertain tax positions, of which approximately $17.4 million and $52.7 million, respectively, may be indemnified under the remaining available DPO. During the nine months ended December 31, 2011, the Company favorably settled approximately $35.3 million of its pre-acquisition uncertain tax positions, thereby reducing the estimated amount to be indemnified under the remaining available DPO and increasing the DPO amount to be paid to the selling shareholders. Accordingly, the $80.4 million and $38.2 million DPO balances recorded as of December 31, 2011 and March 31, 2011, respectively, within other long-term liabilities in the accompanying condensed consolidated balance sheets, represent the residual balance estimated to be paid to the selling shareholders based on consideration of contingent tax claims, accrued interest, and other matters.

A reconciliation of the principal balance of the DPO to the amount recorded in the condensed consolidated balance sheets for the periods presented are as follows:

	December 31, 2011	March 31, 2011
Deferred payment obligation	$80,000	$80,000
Indemnified pre-acquisition uncertain tax positions	(17,417)	(52,721)
Accrued interest	17,823	10,904

Amount recorded in the condensed consolidated balance sheets	$80,406	$38,183

8. DEBT

Debt consisted of the following:

	December 31, 2011		March 31, 2011
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Tranche A Loans	2.52%	$478,952	2.81%	$497,185
Tranche B Loans	4.00%	493,702	4.00%	497,143

Total		972,654		994,328

Less: Current portion of long-term debt		(39,375)		(30,000)

Long-term debt, net of current portion		$933,279		$964,328

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

The senior secured agreement, as amended, requires quarterly principal payments of 1.25% of the stated principal amount of the Tranche A Loans, with annual incremental increases to 1.875%, 2.50%, 3.125%, and 16.25%, prior to the Tranche A Loans’ maturity date of February 3, 2016, and 0.25% of the stated principal amount of the Tranche B Loans, with the remaining balance payable on the Tranche B Loans’ maturity date of August 3, 2017. The revolving credit facility matures on July 31, 2014, at which time any outstanding principal balance is due in full. As of December 31, 2011 and March 31, 2011, there were no amounts outstanding on the revolving credit facility.

The total outstanding debt balance is recorded in the accompanying condensed consolidated balance sheets, net of unamortized discount of $4.8 million and $5.7 million as of December 31, 2011 and March 31, 2011, respectively.

The senior secured credit agreement, as amended, requires the maintenance of certain financial and non-financial covenants. As of December 31, 2011 and March 31, 2011, the Company was in compliance with all of its covenants.

9. INCOME TAXES

The Company’s effective income tax rate was 27.2% and (7.7%) for the three months ended December 31, 2011 and 2010, respectively, and 26.4% and 30.8% for the nine months ended December 31, 2011 and 2010, respectively. The increase in the effective tax rate for the three months ended December 31, 2011 as compared to the same prior year period is primarily due to higher pretax income. The decrease in the effective tax rate for the nine months ended December 31, 2011 as compared to the same prior year period is primarily due to an increase in the amount of uncertain tax position reserves released during the nine months ended December 31, 2011 as compared to the same prior year period. This decrease in the effective tax rate was partially offset by higher pretax income. The three and nine month effective tax rates of 27.2% and 26.4%, respectively, differ from the statutory rate of 35.0% due to the release of uncertain tax positions, state taxes and the effect of other permanent rate differences, which primarily relate to meals and entertainment.

The federal income statute for the tax year ended March 31, 2008 lapsed on December 15, 2011. As a result, management has concluded that, certain tax uncertainties are considered effectively settled. The Company released $11.1 million of federal income tax reserves and related interest and penalties during the three months ended December 31, 2011.

The Company is also subject to taxes imposed by various taxing authorities including state and foreign jurisdictions. Tax years related to state and foreign jurisdictions that remain open and subject to examination are not considered to be material, or will be indemnified under the merger agreement as described in the Company’s Annual Report. Additionally, due to statute of limitations expirations and potential audit settlements, it is reasonably possible that a portion of the reserves recorded on previously recognized tax benefits may be effectively settled by March 31, 2012.

During the three months ended September 30, 2011, the Company utilized $14.9 million of its capital loss carryforward from the disposition of the state and local transportation business. In prior periods, the Company provided a full valuation allowance against the deferred tax assets associated with the capital loss carryforward. As a result, the Company recognized an income tax benefit of $5.9 million during the quarter ended September 30, 2011.

10. EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

The Company sponsors the Employees’ Capital Accumulation Plan, or ECAP, which is a qualified defined contribution plan that covers eligible U.S. and international employees. ECAP provides for distributions, subject to certain vesting provisions, to participants by reason of retirement, death, disability, or termination of employment. Total expense recognized under ECAP for the three months ended December 31, 2011 and 2010 was $58.2 million and $54.0 million, respectively, and $172.9 million and $167.6 million for the nine months ended December 31, 2011 and 2010, respectively. The Company-paid contributions for the three months ended December 31, 2011 and 2010 were $26.2 million and $22.5 million, respectively, and $96.2 million and $84.7 million for the nine months ended December 31, 2011 and 2010, respectively.

Defined Benefit Plan and Other Postretirement Benefit Plans

The Company maintains and administers a defined benefit retirement plan and a postretirement medical plan for current, retired, and resigned officers.

Total expense for the Company’s Retired Officers’ Bonus Plan was $217,000 and $216,000 for the three months ended December 31, 2011 and 2010, respectively, and $651,000 and $648,000 for the nine months ended December 31, 2011 and 2010, respectively. The Retired Officers’ Bonus Plan is an unfunded plan and contributions are made as benefits are paid. As of December 31, 2011 and March 31, 2011, the accumulated liability of $4.7 million and $5.2 million, respectively, included in other long-term liabilities in the accompanying condensed consolidated balance sheets is unfunded.

The components of net postretirement medical expense for the Officer Medical Plan were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Service cost	$978	$841	$2,934	$2,522
Interest cost	747	642	2,240	1,927

Total postretirement medical expense	$1,725	$1,483	$5,174	$4,449

As of December 31, 2011 and March 31, 2011, the unfunded status of the Officer Medical Plan was $56.8 million and $52.8 million, respectively, which is included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

11. STOCKHOLDERS’ EQUITY

Common Stock

The common stock shares activity consisted of the following:

	Class A Common Stock	Class B Non-Voting Common Stock	Class C Restricted Common Stock	Class E Special Voting Common Stock	Treasury Stock
Balance at March 31, 2010	102,922,900	2,350,200	2,028,270	13,345,880	—
Issuance of common stock	16,189,830	—	—	702,930	—
Stock options exercised	4,375,035	—	—	(1,699,950)	—
Share exchange	(702,930)	702,930	—	—	—

Balance at March 31, 2011	122,784,835	3,053,130	2,028,270	12,348,860	—

Issuance of common stock	959,256	—	—	—	—
Stock options exercised	3,781,769	—	—	(2,208,793)	—
Share exchange	923,090	(427,840)	(495,250)	—	—
Repurchase of common stock (1)	(333,775)	—	—	—	333,775

Balance at December 31, 2011	128,115,175	2,625,290	1,533,020	10,140,067	333,775

(1)	Reflects shares repurchased during the three months ended September 30, 2011 associated with the share surrender program that was limited to Rollover options that were required to be exercised between June 30, 2011 and September 15, 2011.

In connection with the Company’s initial public offering in November 2010, the Company established a tax qualified Employee Stock Purchase Plan, or ESPP, which is designed to enable eligible employees to periodically purchase shares of the Company’s Class A Common Stock up to an aggregate of 10,000,000 shares at a five percent discount from the fair market value of the Company’s common stock. The ESPP provides for quarterly offering periods, the first of which commenced on April 1, 2011. For the third quarterly offering period that closed on December 31, 2011, 129,827 Class A Common Stock shares were purchased by employees under the ESPP.

Share Repurchase Program

On December 12, 2011, the Board of Directors approved a $30.0 million share repurchase program, to be funded from cash on hand. A special committee of the Board of Directors was appointed to evaluate market conditions and other relevant factors and initiate repurchases under the program from time to time. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. As of December 31, 2011 no shares have been repurchased under the program.

12. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense recognized in the condensed consolidated statements of operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Cost of revenue	$1,727	3,447	$6,996	$11,331
General and administrative expenses	4,273	8,461	17,452	27,872

Total	$6,000	$11,908	$24,448	$39,203

As of December 31, 2011, there was $36.2 million of total unrecognized compensation cost related to unvested stock-based compensation agreements. The unrecognized compensation cost as of December 31, 2011 is expected to be amortized over the next 4.5 years.

Officers’ Rollover Stock Plan

For the three and nine months ended December 31, 2011, 0 and 766,890 shares of Class C Restricted Common Stock vested, respectively. Total compensation expense recorded in conjunction with all Class C Restricted Stock for the three months ended December 31, 2011 and 2010 was $144,000 and $924,000, respectively, and $884,000 and $3.1 million for the nine months ended December 31, 2011 and 2010, respectively. Future compensation cost related to non-vested Class C Restricted Stock not yet recognized in the condensed consolidated statements of operations was $543,000, and is expected to be recognized over 1.5 years.

A portion of the old stock rights held by Booz Allen Hamilton, Inc.’s U.S. government consulting partners issued under the stock rights plan that existed for Booz Allen Hamilton, Inc.’s Officers prior to the merger transaction, as described in the Company’s Annual Report, were exchanged for new options, or Rollover Options. As of December 31, 2011, there were 9,437,102 Rollover Options outstanding, of which 3,758,750 options were unvested. As Rollover Options granted to retirement eligible Officers were fully vested as of December 31, 2011, the remaining 3,758,750 options unvested as of December 31, 2011 represent only non-retirement eligible options. Total compensation expense recorded in conjunction with all Rollover Options for the three months ended December 31, 2011 and 2010 was $1.7 million and $6.8 million, respectively, and $8.8 million and $21.5 million for the nine months ended December 31, 2011 and 2010, respectively. Future compensation cost related to non-vested Rollover Options not yet recognized in the condensed consolidated statements of operations was $5.9 million, and is expected to be recognized over 1.5 years.

Equity Incentive Plan

On November 8, 2011, 190,000 options were granted under the Equity Incentive Plan, or EIP. The estimated fair value of the common stock on November 8, 2011, at the time of the option grant, was $16.30.

As of December 31, 2011, there were 11,830,244 EIP options outstanding, of which 8,274,520 were unvested. Total compensation expense recorded in conjunction with EIP options for the three months ended December 31, 2011 and 2010 was $2.8 million and $4.2 million, respectively, and $10.8 million and $14.4 million for the nine months ended December 31, 2011 and 2010, respectively. Future compensation cost related to non-vested EIP options not yet recognized in the condensed consolidated statements of operations was $23.5 million, and is expected to be recognized over 4.5 years.

Grants of Class A Restricted Common Stock

On April 1, 2011, the Compensation Committee of the Board of Directors granted 20,231 shares of Class A Restricted Stock to certain Board members for their continued service to the Company. These shares vest in equal installments on September 30, 2011 and March 31, 2012, and were issued with an aggregate grant date fair value of $370,000. On November 9, 2011, the Compensation Committee of the Board of Directors granted 1,242 shares of Class A Restricted Stock to a new Board member for his service to the Company. These shares shall vest on March 31, 2012, and were issued with an aggregate fair value of $20,000. Total compensation expense recorded in conjunction with these grants for the three and nine months ended December 31, 2011 was $51,000 and $328,000, respectively. Future compensation cost related to this award not yet recognized in the condensed consolidated statements of operations was $59,000 and is expected to be recognized over the next three months. There were no additional shares authorized to be issued under the April 2011 Compensation Committee grant.

On July 1, 2011, the Compensation Committee of the Board of Directors granted 514,869 shares of Class A Restricted Stock in conjunction with the new Annual Incentive Plan adopted on October 1, 2010. The amount of the annual incentive payment was determined based on performance targets established by the Compensation Committee and a portion of the bonus was paid in the form of Class A Restricted Stock. Equity awards will vest based on the passage of time, subject to the officer’s continued employment by the Company. The portion to be paid in the form of equity will be recognized in the accompanying consolidated statements of operations based on grant date fair value over the vesting period of three years and the aggregate value was estimated at $9.8 million based on the stock price of $19.08 on the grant date. Total compensation expense recorded in conjunction with this grant for the three months ended December 31, 2011 was $1.3 million. Future compensation cost related to this award not yet recognized in the condensed consolidated statements of operations was $6.2 million and is expected to be recognized over the next 2.5 years.

December 2009 Dividend

As of December 31, 2011 and March 31, 2011, the Company recorded a stock-based compensation liability of $26.6 million and $31.4 million, respectively, in other long-term liabilities, related to the reduction in stock option exercise price associated with a dividend paid in December 2009. The Company also recorded $8.9 million and $9.0 million as of December 31, 2011 and March 31, 2011, respectively, of a stock-based compensation liability in accrued compensation and benefits, which represents the amounts of the reduction in stock option exercise price expected to be paid within one year. Options vested and not yet exercised that would have had an exercise price below zero as a result of the dividend were reduced to one cent, with the remaining reduction to be paid in cash upon exercise of the options. Refer to the Company’s Annual Report for further discussion of the dividend paid in December 2009.

13. FINANCIAL INSTRUMENTS

The fair value of the Company’s cash and cash equivalents as of December 31, 2011 and March 31, 2011 approximated its carrying value of $405.0 million and $192.6 million, respectively, because of the short-term nature of these accounts. The fair value of the Company’s debt instruments as of December 31, 2011 and March 31, 2011 approximated its carrying value of $972.7 million and $994.3 million, respectively. The fair value of debt is determined based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements.

14. RELATED-PARTY TRANSACTIONS

The Company is an affiliate of Carlyle and from time to time, and in the ordinary course of business: (1) other Carlyle portfolio companies engage the Company as a subcontractor or service provider, and (2) the Company engages other Carlyle portfolio companies as subcontractors or service providers. Revenue and cost associated with these related parties for the three months ended December 31, 2011 were $376,000 and $341,000, respectively, and $1.3 million and $1.2 million for the nine months ended December 31, 2011, respectively. Revenue and cost associated with these related parties for the three months ended December 31, 2010 were $667,000 and $543,000, respectively, and $5.7 million and $4.9 million for the nine months ended December 31, 2010, respectively.

On July 31, 2008, the Company entered into a management agreement, or Management Agreement, with TC Group V US, L.L.C., or TC Group, a company affiliated with Carlyle. In accordance with the Management Agreement, TC Group provides the Company with advisory, consulting, and other services and the Company pays TC Group an aggregate annual fee of $1.0 million, plus expenses. For the three months ended December 31, 2011 and 2010, the Company incurred $250,000 in advisory fees. For the nine months ended December 31, 2011 and 2010, the Company incurred $750,000 in advisory fees.

15. COMMITMENTS AND CONTINGENCIES

Leases

As a result of the July 2008 merger transaction, as described in the Company’s Annual Report, the Company assigned a total of nine leases to Booz & Co. The facilities are located in New York, New York; Troy, Michigan; Florham Park, New Jersey; Parsippany, New Jersey; Houston, Texas; Chicago, Illinois; Cleveland, Ohio; Dallas, Texas; and London, England. Except for the Cleveland and Dallas leases, which expired, the Company remains liable under the terms of the original leases should Booz & Co. default on its obligations. There were no events of default under theses leases as of December 31, 2011 and March 31, 2011. The maximum potential amount of undiscounted future payments is $38.6 million, and the leases expire at different dates between February 2012 and March 2017. Based on the Company’s assessment of the likelihood of future payment, no amounts have been recorded related to the Company’s contingent liability on such leases.

Government Contracting Matters

For the three and nine months ended December 31, 2011 and 2010, approximately 98% of the Company’s revenue was generated from contracts with U.S. government agencies or other U.S. government contractors. Contracts with the U.S. government are subject to extensive legal and regulatory requirements and, from time to time and in the ordinary course of business, agencies of the U.S. government investigate whether the Company’s operations are conducted in accordance with these requirements and the terms of the relevant contracts by using investigative techniques as subpoenas or civil investigative demands. U.S. government investigations of the Company, whether related to the Company’s U.S. government contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayments, fines, or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting. Management believes it has adequately reserved for any losses that may be experienced from any investigation of which it is aware. The Defense Contract Management Agency Administrative Contracting Officer has negotiated annual final indirect cost rates through fiscal year 2006. Audits of subsequent years may result in cost reductions and/or penalties. Management believes it has adequately reserved for any losses that may be experienced from any such reductions and/or penalties. As of December 31, 2011 and March 31, 2011, the Company has recorded a liability of approximately $112.4 million and $100.2 million, respectively, for its current best estimate of net amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs incurred subsequent to fiscal year 2006.

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

Six former officers and stockholders who had departed the firm prior to the acquisition, as described in the Company’s Annual Report, have filed a total of nine suits, with original filing dates ranging from July 3, 2008 through December 15, 2009 (three of which were amended on July 2, 2010 and then further amended into one consolidated complaint on September 7, 2010) against the Company and certain of the Company’s current and former directors and officers. Each of the suits arises out of the acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the acquisition. Some of the suits also allege that the acquisition price paid to stockholders was insufficient. The various suits assert claims for breach of contract, tortious interference with contract, breach of fiduciary duty, civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations, violations of the Employee Retirement Income Security Act, and/or securities and common law fraud. Two of these suits have been dismissed with all appeals exhausted. Five of the remaining suits are pending in the United States District Court for the Southern District of New York, the sixth is pending in New York state court and the seventh is pending in the United States District Court for the Southern District of California. As of December 31, 2011 and March 31, 2011, the aggregate alleged damages sought in the seven remaining suits was approximately $348.7 million ($291.5 million of which is sought to be trebled pursuant to RICO) plus punitive damages, costs, and fees. Although the outcome of any of these cases is inherently uncertain and may be materially adverse, based on current information, we do not expect them to have a material adverse effect on our financial condition and results of operations.

16. SUBSEQUENT EVENTS

In the fourth quarter of fiscal 2012, the Company finalized a cost restructuring plan to reduce certain personnel and infrastructure costs. This plan was implemented in response to continued budget constraints and uncertainty in the industry and to provide funds to increase resources dedicated to growth areas across the Company’s markets. As part of this cost restructuring plan, the Company reduced our overall headcount by approximately 2%, with a higher percentage of reductions in the senior ranks. The Company anticipates incurring an associated restructuring charge of approximately $10 to $14 million pretax in the three months ended March 31, 2012 relating to the one-time termination benefits. The entire amount of such charge will result in future cash expenditures. In addition, the Company anticipates recording a reduction to stock compensation expense of approximately $2 million associated with forfeitures of unvested EIP options. The Company is in the process of evaluating whether some portion of the costs is recoverable under our cost-reimbursable contracts, which may result in additional revenue to be recognized in the fourth quarter of fiscal 2012. No amounts related to this cost restructuring have been accrued in the accompanying financial statements as of and for the three and nine month periods ended December 31, 2011.

On February 1, 2012, the Company’s Board of Directors authorized and declared a cash dividend in the amount of $0.09 per share. The dividend is payable in cash on February 29, 2012 to stockholders of record at the close of business on February 13, 2012.

On February 1, 2012, the Company’s Board of Directors authorized the payment of the accrued interest on the DPO as of February 29, 2012 for approximately $19.4 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

—The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, and liquidity and capital resources. You should read this discussion in conjunction with our condensed consolidated financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report.

—The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources, and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 filed with the Securities and Exchange Commission on June 8, 2011, or Annual Report, and under Part II, “Item 1A. Risk Factors,” and “— Special Note Regarding Forward Looking Statements” of this Quarterly Report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

—Our fiscal year ends March 31 and, unless otherwise noted, references to years or fiscal are for fiscal years ended March 31. See

“—Results of Operations.”

Overview

We are a leading provider of management and technology consulting services to the U.S. government in the defense, intelligence, and civil markets. As the needs of our clients have grown more complex, we have developed deep expertise in technology, engineering, and analytics. Leveraging our 98-year consulting heritage and a talent base of approximately 26,000 people, we deploy our deep domain knowledge, functional expertise, and experience to help our clients achieve their objectives. We serve substantially all of the cabinet-level departments of the U.S. government. Our major clients include the Department of Defense, all branches of the U.S. military, the U.S. Intelligence Community, and civil agencies such as the Department of Homeland Security, the Department of Energy, the Department of Health and Human Services, the Department of the Treasury, and the Environmental Protection Agency. We support these clients in addressing complex and pressing challenges such as combating global terrorism, improving cyber capabilities, transforming the healthcare system, improving efficiency and managing change within the government, and protecting the environment.

We have a collaborative culture, supported by our operating model, which helps our professionals identify and respond to emerging trends across the markets we serve and deliver enduring results for our clients.

Financial and Other Highlights

Revenue grew 3.9% from the three months ended December 31, 2010 to the three months ended December 31, 2011, and grew 5.4% from the nine months ended December 31, 2010 to the nine months ended December 31, 2011. Revenue generated by our direct consulting staff labor grew 5.0% from the three months ended December 31, 2010 to the three months ended December 31, 2011, and grew 5.3% from the nine months ended December 31, 2010 to the nine months ended December 31, 2011. Direct consulting staff labor represents our consulting staff’s labor under contracts for which we act as a prime contractor or subcontractor. Total backlog grew 11.0% to $12.2 billion from December 31, 2010 to December 31, 2011. Substantially all of our revenue and backlog is derived from services and solutions provided to client organizations across the U.S. government, primarily by our consulting staff and, to a lesser extent, our subcontractors. The mix of revenue generated by consulting staff and subcontractors affects our operating margin, substantially all of which is derived from direct consulting staff labor, as the portion of our revenue derived from fees we earn on services provided by our subcontractors is not significant. We experienced revenue growth during the three and nine month periods ended December 31, 2011 with the highest revenue growth in areas relating to health and finance consulting services for civil government agencies and classified services to the U.S. Intelligence community.

Operating income grew 30.7% to $98.2 million in the three months ended December 31, 2011 from $75.1 million in the three months ended December 31, 2010, which reflects a 140 basis point increase in operating margin to 6.8% from 5.4% in the comparable periods. Operating income increased 23.0% to $290.0 million in the nine months ended December 31, 2011 from $235.8 million in the nine months ended December 31, 2010, which reflects a 96 basis point increase in operating margin to 6.7% from 5.8% in the comparable periods. The improvement in operating margin was driven by the continued growth in revenue and increased profitability resulting from decreases in incentive and stock-based compensation costs and lower amortization of our intangible assets. The factors contributing to the increased operating margin were partially offset by increases in business development costs including marketing and bid and proposal activity as well as additional administrative costs associated with delays in deploying certain direct consulting staff labor against funded backlog.

Cash provided by operations was $252.0 million in the nine months ended December 31, 2011 compared to $189.3 million in net income in the nine months ended December 31, 2010. The increase in cash provided by operations was a result of overall profitability of our contracts, our ability to invoice and collect from clients in a timely manner, and our effective management of vendor payments. Our tax payments increased by approximately $63.8 million in the nine months ended December 31, 2011 principally due to limitations on the utilization of our net operating loss, or NOL, carryforward. The net operating loss is expected to be fully utilized in fiscal 2012 and as a result, we expect cash taxes to be paid during fiscal 2013 to increase over the amount paid in fiscal 2012.

As a result of the refinancing of our credit facilities in February 2011 which resulted in a reduction in our outstanding debt at lower interest rates, as described in our Annual Report, we realized a reduction in interest expense in the three and nine months ended December 31, 2011 of $22.5 million and $77.2 million, as compared to the same prior year period.

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

Below is a reconciliation of Adjusted Operating Income, Adjusted EBITDA, Adjusted Net Income, Adjusted Diluted EPS, and Free Cash Flow to the most directly comparable financial measure calculated and presented in accordance with GAAP:

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands, except share and per share data)	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Adjusted Operating Income
Operating Income	$98,188	$75,131	$289,975	$235,785
Certain stock-based compensation expense (a)	2,418	10,016	11,589	33,131
Amortization of intangible assets (b)	4,091	7,161	12,273	21,480
Transaction expenses (c)	—	—	—	135

Adjusted Operating Income	$104,697	$92,308	$313,837	$290,531

EBITDA & Adjusted EBITDA
Net income	$62,860	$23,638	$189,328	$66,624
Income tax expense	23,531	(1,695)	67,971	29,680
Interest and other, net	11,797	53,188	32,676	139,481
Depreciation and amortization	19,530	20,796	55,924	59,768

EBITDA	117,718	95,927	345,899	295,553
Certain stock-based compensation expense (a)	2,418	10,016	11,589	33,131
Transaction expenses (c)	—	—	—	135

Adjusted EBITDA	$120,136	$105,943	$357,488	$328,819

Adjusted Net Income
Net income	$62,860	$23,638	$189,328	$66,624
Certain stock-based compensation expense (a)	2,418	10,016	11,589	33,131
Transaction expenses (c)	—	7,288	—	9,973
Amortization of intangible assets (b)	4,091	7,161	12,273	21,480
Amortization or write-off of debt issuancecosts and write-off of original issue discount	1,202	13,021	3,602	20,939
Net gain on sale of state and local transportation business (d)	—	—	(5,681)	—
Release of income tax reserves (e)	(11,085)	(10,966)	(35,133)	(10,966)
Adjustments for tax effect (f)	(3,084)	(14,994)	(10,985)	(34,209)

Adjusted Net Income	$56,402	$35,164	$164,993	$106,972

Adjusted Diluted Earnings Per Share
Weighted-average number of diluted shares outstanding	141,799,725	131,215,531	140,996,611	124,127,179

Adjusted Net Income Per Diluted Share	$0.40	$0.27	$1.17	$0.86

Free Cash Flow
Net cash provided by operating activities	$74,902	$109,920	$252,019	$280,805
Less: Purchases of property and equipment	(21,918)	(22,476)	(65,558)	(61,433)

Free Cash Flow	$52,984	$87,444	$186,461	$219,372

(a)	Reflects stock-based compensation expense for options for Class A Common Stock and restricted shares, in each case, issued in connection with the acquisition of our Company by The Carlyle Group described in our Annual Report, which we refer to in this Quarterly Report as the acquisition, under the Officers’ Rollover Stock Plan. Also reflects stock-based compensation expense for Equity Incentive Plan Class A Common Stock options issued in connection with the acquisition under the Equity Incentive Plan.
(b)	Reflects amortization of intangible assets resulting from the acquisition described in our Annual Report.
(c)	Three and nine months ended December 31, 2010 reflects certain external administrative and other expenses incurred in connection with the initial public offering.
(d)	Nine months ended December 31, 2011 reflects the gain on sale of our state and local transportation business, net of the associated tax benefit of $1.6 million.
(e)	Three and nine months ended December 31, 2011 and 2010 reflects the release of income tax reserves, net of taxes.
(f)	Reflects tax effect of adjustments at an assumed marginal tax rate of 40%.

Recent Developments

The following recent developments occurred after December 31, 2011, which may cause our future results of operations to differ from our historical results of operations discussed under “— Results of Operations.”

In the fourth quarter of fiscal 2012, we finalized a cost restructuring plan to reduce certain personnel and infrastructure costs. We implemented this in response to continued budget constraints and uncertainty in our industry and to provide funds to increase our resources dedicated to growth areas across our markets. As part of this cost restructuring plan, we have reduced our overall headcount by approximately 2%, with a higher percentage of reductions in our senior ranks. We anticipate incurring an associated restructuring charge of approximately $10 to $14 million pretax in the fourth quarter of fiscal 2012 relating to the one-time termination benefits. The entire amount of such charge will result in future cash expenditures. In addition, the Company anticipates recording a reduction to stock compensation expense of approximately $2 million associated with forfeitures of unvested EIP options. The Company is in the process of evaluating whether some portion of these costs is recoverable under our cost-reimbursable contracts, which may result in additional revenue to be recognized in the fourth quarter of fiscal 2012. No amounts related to this cost restructuring have been accrued in the accompanying financial statements as of and for the three and nine month periods ended December 31, 2011.

On February 1, 2012, our Board authorized and declared a cash dividend in the amount of $0.09 per share. The dividend is payable in cash on February 29, 2012 to stockholders of record at the close of business on February 13, 2012. We currently intend to begin payments of regular quarterly cash dividends; however, the actual declaration of any such future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to the discretion of the Board, taking into account future earnings, cash flows, financial requirements and other factors.

On February 1, 2012, the Company’s Board of Directors authorized the payment of the accrued interest on the deferred payment obligation, or DPO, as of February 29, 2012 for approximately $19.4 million.

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

•

changes in the relative mix of overall U.S. government spending and areas of spending growth, with lower spending on homeland security, intelligence and defense-related programs as overseas operations end, and continued increased spending on cyber-security, advanced analytics, technology integration and healthcare;

•	delays in the completion of the U.S. government’s budget process, which has in the past and could in the future delay procurement of the products, services, and solutions we provide;

•

existing and proposed fiscal constraints by the U.S. government and uncertainty about the size of future budget reductions may cause clients to invest appropriated funds on a less consistent or rapid basis, or not at all, particularly when considering long-term initiatives, not issue task orders in sufficient volume to reach current contract ceilings, and delay requests for new proposals and contract awards, relying on short-term extensions of current contracts instead;

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

•

increasingly complex requirements of the Department of Defense and the U.S. Intelligence Community, including cyber- security, managing federal health care cost growth and focus on reforming existing government regulation of various sectors of the economy, such as financial regulation and healthcare;

•	increased competition from other government contractors and market entrants seeking to take advantage of the trends identified above; and

•	efforts by the U.S. government to address organizational conflicts of interest and related issues and the impact of those efforts on us and our competitors.

Sources of Revenue

Substantially all of our revenue is derived from services provided under contracts and task orders with the U.S. government, primarily by our consulting staff and, to a lesser extent, our subcontractors. Funding for our contracts and task orders is generally linked to trends in budgets and spending across various U.S. government agencies and departments. We provide services under a large portfolio of contracts and contract vehicles to a broad client base, and we believe that our diversified contract and client base lessens potential volatility in our business. We have historically grown, and continued through the three and nine months ended December 31, 2011 to grow, our revenue organically without relying on acquisitions.

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

The table below presents the percentage of total revenue for each type of contract:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Cost-reimbursable (1)	54%	50%	54%	51%
Time-and-materials	31%	34%	31%	35%
Fixed-price (2)	15%	16%	15%	14%

(1)	Includes both cost-plus-fixed-fee and cost-plus-award-fee contracts.

(2)	Includes fixed-price level of effort contracts.

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

Our People

Revenue from our contracts is derived from services delivered by consulting staff and, to a lesser extent, from our subcontractors. Our ability to hire, retain, and deploy talent with skills appropriately aligned with client needs is critical to our ability to grow our revenue. We continuously evaluate whether our talent base is properly sized and contains an optimal mix of skills to meet the rapidly evolving needs of our clients and we seek to achieve that result through recruitment and capacity management. As of December 31, 2011 and 2010, we employed approximately 25,800 and 25,300 people, respectively, of which approximately 23,300 and 23,000, respectively, were consulting staff. Attrition for consulting staff was 19.3% and 19.2% during the twelve months ended December 31, 2011 and 2010, respectively.

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

The following table summarizes the value of our contract backlog at the respective dates presented:

	As of December 31,
	2011	2010
	(In millions)
Backlog:
Funded	$2,971	$2,740
Unfunded (1)	3,717	3,388
Priced options (2)	5,527	4,877

Total backlog	$12,215	$11,005

(1)	Reflects a reduction by management to the revenue value of orders for services under two existing single award ID/IQ contracts based on an established pattern of funding under these contracts by the U.S. government.

(2)	Amounts shown reflect 100% of the undiscounted revenue value of all priced options.

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

We view growth in total backlog and consulting staff headcount as the two key measures of our potential business growth. Growing and deploying consulting staff is the primary means by which we are able to recognize profitable revenue growth. To the extent that we are able to hire additional consulting staff and deploy them against funded backlog, we generally recognize increased revenue. Total backlog grew 11.0% from December 31, 2010 to December 31, 2011. Additions to funded backlog during the twelve months ended December 31, 2011 totaled $6.0 billion as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options. We report internally on our backlog on a monthly basis and review backlog upon occurrence of certain events to determine if any adjustments are necessary.

We cannot predict with any certainty the portion of our backlog that we expect to recognize as revenue in any future period and we cannot guarantee that we will recognize any revenue from our backlog. The primary risks that could affect our ability to recognize such revenue on a timely basis or at all are: program schedule changes, contract modifications, and our ability to assimilate and deploy new consulting staff against funded backlog; cost cutting initiatives and other efforts to reduce U.S. government spending, which could reduce or delay funding for orders for services; and delayed funding of our contracts due to delays in the completion of the U.S. government’s budgeting process and the use of continuing resolutions by the U.S. government to fund its operations. Funded backlog includes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the funded backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a pre-determined expiration date such as the end of the U.S. government’s fiscal year. The revenue value of orders included in funded backlog that has not been recognized as revenue due to period of performance expirations has not exceeded approximately 4.9% of funded backlog as of the end of any of the eight fiscal quarters preceding the fiscal quarter ended December 31, 2011. In our recent experience, none of the following additional risks have had a material negative effect on our ability to realize revenue from our funded backlog: the unilateral right of the U.S. government to cancel multi-year contracts and related orders or to terminate existing contracts for convenience or default; in the case of unfunded backlog, the potential that funding will not be made available; and, in the case of priced options, the risk that our clients will not exercise their options.

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

Income Taxes

Our net operating loss carry forward, which as of our March 31, 2011 filed tax return was $153.6 million, will be fully realized by March 31, 2012.

During the three months ended December 31, 2011, the Company released approximately $11.1 million of reserves for uncertain tax positions for a lapse in the statute of limitations for fiscal year 2008.

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

Basis of Presentation

The Company’s condensed consolidated financial statements for Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, have been presented for the three and nine months ended December 31, 2011 and 2010.

Results of Operations

The following table sets forth items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended December 31,		Percent	Nine Months Ended December 31,		Percent
	2011	2010	Change	2011	2010	Change
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
	(In thousands)			(In thousands)
Revenue	$1,442,718	$1,389,176	3.9%	$4,318,598	$4,098,319	5.4%
Operating costs and expenses:
Cost of revenue	729,977	718,574	1.6%	2,172,450	2,094,232	3.7%
Billable expenses	370,540	368,472	0.6%	1,143,641	1,084,001	5.5%
General and administrative expenses	224,483	206,203	8.9%	656,608	624,533	5.1%
Depreciation and amortization	19,530	20,796	(6.1%)	55,924	59,768	(6.4%)

Total operating costs and expenses	1,344,530	1,314,045	2.3%	4,028,623	3,862,534	4.3%

Operating income	98,188	75,131	30.7%	289,975	235,785	23.0%
Interest expense	(12,035)	(34,532)	(65.1%)	(36,523)	(113,715)	(67.9%)
Other, net	238	(18,656)	(101.3%)	3,847	(25,766)	(114.9%)

Income from operations and before income taxes	86,391	21,943	293.7%	257,299	96,304	167.2%
Income tax expense (benefit)	23,531	(1,695)	(1,488.3%)	67,971	29,680	129.0%

Net income	$62,860	$23,638	165.9%	$189,328	$66,624	184.2%

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

Revenue

Revenue increased to $1,442.7 million from $1,389.2 million, or a 3.9% increase. The increase in revenue during the three months ended December 31, 2011 was primarily driven by an increase in direct consulting staff labor revenue due to improved deployment of direct consulting staff, including the deployment of 300 net additional consulting staff, and increased other direct costs. Net additional consulting staff reflects newly hired consulting staff net of consulting staff attrition. Consulting staff increased during the period due to recruiting efforts, resulting in additions to consulting staff in excess of attrition. Additions to funded backlog during the twelve months ended December 31, 2011 totaled $6.0 billion, as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options.

Cost of Revenue

Cost of revenue increased to $730.0 million from $718.6 million, or a 1.6% increase. This increase was primarily due to increases in salaries and salary-related benefits of $12.9 million, employer retirement plan contributions of $6.8 million and incentive compensation of $2.1 million. The increase in salaries and salary-related benefits was driven by headcount growth of approximately 300 net additional consulting staff during the twelve months ended December 31, 2011 and annual base salary increases. The increase in employer retirement plan contributions was due to an increase in the number of consulting staff who completed one year of service and became eligible to participate in our defined contribution plan, the Employees’ Capital Accumulation Plan, or ECAP. The increase in incentive compensation during the three months ended December 31, 2011 in fiscal year 2012 as compared to the same prior year period was due to a decrease in the accrual of fiscal year 2011 incentive compensation costs which primarily affected personnel in client management roles that was recognized during the three month period ended December 31, 2010 partially offset by a reduction of incentive accrual rates for fiscal year 2012 in response to higher than expected business development costs and marketing and bid and proposal activity as well as administrative costs associated with delays in deploying certain direct consulting staff labor.

The cost of revenue increase was partially offset by a decrease of $8.5 million related to other client expenses and $1.8 million in stock-based compensation expense. Cost of revenue as a percentage of revenue was 50.6% and 51.7% in the three months ended December 31, 2011 and 2010, respectively.

Billable Expenses

Billable expenses increased to $370.5 million from $368.5 million, or a 0.6% increase. This increase was primarily due to increases in subcontractor-related expenses of $2.3 million. The increase in direct subcontractor expenses was in support of growth on existing and new contracts and task orders during the three months ended December 31, 2011. Billable expenses as a percentage of revenue were 25.7% and 26.5% in the three months ended December 31, 2011 and 2010, respectively.

General and Administrative Expenses

General and administrative expenses increased to $224.5 million from $206.2 million, or an 8.9% increase. This increase was primarily due to increases in salaries and salary-related benefits of $14.2 million associated with increased headcount and an increase of $17.5 million in other business-related expenses and professional fees to support the increased scale of our business.

The increase in general and administrative expenses was partially offset by a decrease in incentive compensation of $6.7 million due to lower incentive compensation accrual rates for fiscal year 2012. Stock-based compensation expense also decreased by $4.1 million compared to the same prior year period primarily due to the application of the accounting method for recognizing stock-based compensation, which requires higher expenses initially and declining expenses in subsequent years. General and administrative expenses as a percentage of revenue were 15.6% and 14.8% for the three months ended December 31, 2011 and 2010, respectively.

Depreciation and Amortization

Depreciation and amortization decreased to $19.5 million from $20.8 million, or a 6.1% decrease. This decrease was primarily due to a decrease of $3.1 million in the amortization of our intangible assets, which includes below market rate leases and contract backlog that were recorded in connection with the acquisition, as described in our Annual Report, and are amortized based on contractual lease terms and projected future cash flows, respectively, thereby reflecting higher amortization expense initially and declining expense in subsequent periods. Intangible asset amortization expense decreased to $4.1 million for the three months ended December 31, 2011 compared to $7.2 million for the three months ended December 31, 2010. The decrease in depreciation and amortization expense was partially offset by an increase in depreciation expense associated with capital expenditures purchased during the twelve months ended December 31, 2011 attributable to investments in facility expansion and computer equipment to support the increased headcount.

Interest Expense

Interest expense decreased to $12.0 million from $34.5 million, or a 65.1% decrease. This decrease was primarily due to a decrease in contractually obligated interest expense as a result of the repayment of indebtedness outstanding under our mezzanine credit facility and the refinancing of our senior secured loan facilities at lower interest rates in February 2011.

Interest is accrued on our $972.7 million outstanding debt principal balance as of December 31, 2011 at contractually specified rates ranging from 2.52% to 4.00%, and is generally required to be paid to our syndicate of lenders on a quarterly basis.

Income Tax Expense

Income tax expense is $23.5 million compared to an income tax benefit of $1.7 million. The effective tax rate increased to 27.2% from (7.7)%. The increase in the effective tax rate for the three months ended December 31, 2011 as compared to the same prior year period is primarily due to higher pretax income in the current year.

Nine Months Ended December 31, 2011 Compared to Nine Months Ended December 31, 2010

Revenue

Revenue increased to $4,318.6 million from $4,098.3 million, or a 5.4% increase. The increase in revenue during the nine months ended December 31, 2011 was primarily driven by an increase in direct consulting staff labor revenue due to improved deployment of direct consulting staff, including the deployment of 300 net additional consulting staff, and increased other direct costs. Net additional consulting staff reflects newly hired consulting staff net of consulting staff attrition. Additions to funded backlog during the twelve months ended December 31, 2011 totaled $6.0 billion, as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options.

Cost of Revenue

Cost of revenue increased to $2,172.5 million from $2,094.2 million, or a 3.7% increase. This increase was primarily due to increases in salaries and salary-related benefits of $87.6 million and employer retirement plan contributions of $10.4 million. The increase in salaries and salary-related benefits was driven by headcount growth of approximately 300 net additional consulting staff during the twelve months ended December 31, 2011 and annual base salary increases. The increase in employer retirement plan contributions was due to an increase in the number of consulting staff who completed one year of service and became eligible to participate in ECAP.

The cost of revenue increase was partially offset by decreases of $13.4 million in incentive compensation and $4.4 million in stock-based compensation expenses. The decrease in incentive compensation was due to an amendment to the Officers’ compensation plan that was effective October 1, 2010, such that a portion of incentive compensation is now paid via grants of restricted stock on July 1 of each year, rather than cash, and will vest over a three year period, and management’s determination to reduce incentive compensation accrual rates for fiscal year 2012 in response to higher than expected business development costs and marketing and bid and proposal activity as well as administrative costs associated with delays in deploying certain direct consulting staff labor. The decrease in stock-based compensation expense was primarily due to a decrease in expense recognition compared to the same prior year period due to the application of the accounting method for recognizing stock-based compensation, which requires higher expenses initially and declining expenses in subsequent years. Cost of revenue as a percentage of revenue was 50.3% and 51.1% in the nine months ended December 31, 2011 and 2010, respectively.

Billable Expenses

Billable expenses increased to $1,143.6 million from $1,084.0 million, or a 5.5% increase. This increase was primarily due to increases in subcontractor-related expenses of $59.7 million. The increase in direct subcontractor expenses was in support of growth on existing and new contracts and task orders during the three months ended December 31, 2011. Billable expenses as a percentage of revenue were 26.5% and 26.4% in the nine months ended December 31, 2011 and 2010, respectively.

General and Administrative Expenses

General and administrative expenses increased to $656.6 million from $624.5 million, or a 5.1% increase. This increase was primarily due to increases in salaries and salary-related benefits of $42.2 million associated with increased headcount and an increase of $28.7 million in other business-related expenses and professional fees to support the increased scale of our business.

The increase in general and administrative expenses was partially offset by decreases of $23.2 million in incentive compensation,

$10.5 million in stock-based compensation expenses and $5.1 million of employer retirement plan contributions. The decrease in incentive compensation was due to lower incentive compensation accrual rates for fiscal year 2012, and an amendment to the Officers’ compensation plan that was effective October 1, 2010, such that a portion of incentive compensation is now paid via grants of restricted stock on July 1 of each year, rather than cash, and will vest over a three year period. The decrease in stock-based compensation expense was primarily due to a decrease in expense recognition compared to the same prior year period due to the application of the accounting method for recognizing stock-based compensation, which requires higher expenses initially and declining expenses in subsequent years. The decrease in employer retirement plan contributions was due to the associated decrease in incentive compensation. General and administrative expenses as a percentage of revenue was 15.2% for each of the nine months ended December 31, 2011 and 2010.

Depreciation and Amortization

Depreciation and amortization decreased to $55.9 million from $59.8 million, or a 6.4% decrease. This decrease was primarily due to a decrease of $9.2 million in the amortization of our intangible assets, which includes below market rate leases and contract backlog that were recorded in connection with the acquisition, as described in our Annual Report, and are amortized based on contractual lease terms and projected future cash flows, respectively, thereby reflecting higher amortization expense initially and declining expense in subsequent periods. Intangible asset amortization expense decreased to $12.3 million for the nine months ended December 31, 2011 compared to $21.5 million for the nine months ended December 31, 2010. The decrease in amortization expense was partially offset by an increase in depreciation expense associated with capital expenditures purchased during the twelve months ended December 31, 2011 attributable to investments in facility expansion and computer equipment to support the increased headcount.

Interest Expense

Interest expense decreased to $36.5 million from $113.7 million, or a 67.9% decrease. This decrease was primarily due to a decrease in contractually obligated interest expense as a result of the repayment of indebtedness outstanding under our mezzanine credit facility and the refinancing of our senior secured loan facilities at lower interest rates in February 2011.

Interest is accrued on our $972.7 million outstanding debt principal balance as of December 31, 2011 at contractually specified rates ranging from 2.52% to 4.00%, and is generally required to be paid to our syndicate of lenders on a quarterly basis.

Income Tax Expense

Income tax expense increased to $68.0 million from $29.7 million, or a 129.0% increase. The increase was primarily due to an increase in year to date pre-tax income as compared to the same prior year period partially offset by an increase in the release of uncertain tax position reserves of $24.2 million as compared to the same prior year period.

The effective tax rate decreased to 26.4% from 30.8% primarily due to the increase in the release of uncertain tax position reserves in the current period.

Liquidity and Capital Resources

We have historically been able to generate sufficient cash to fund our operations, debt payments, capital expenditures, and discretionary funding needs. We had $405.0 million and $192.6 million in cash and cash equivalents as of December 31, 2011 and March 31, 2011, respectively. However, due to fluctuations in cash flows and the growth in operations, it may be necessary from time to time in the future to borrow under our senior secured loan facilities to meet cash demands. We anticipate that cash provided by operating activities, cash and cash equivalents, and borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash requirements for the next twelve months, which primarily include:

•	operating expenses, including salaries;

•	working capital requirements to fund the growth of our business;

•	capital expenditures which primarily relate to the purchase of computers, business systems, furniture, and leasehold improvements to support our operations;

•	debt service requirements for borrowings under our senior secured loan facilities; and

•	cash taxes to be paid.

Our debt totaled $972.7 million and $994.3 million as of December 31, 2011 and March 31, 2011, respectively. Our debt bears interest at specified rates and is held by a syndicate of lenders (see Note 8 in our interim consolidated financial statements).

Our senior secured loan facilities consist of a $500.0 million Tranche A term facility, or Tranche A Loans, and a $500.0 million Tranche B term facility, or Tranche B Loans. As of December 31, 2011, we had $ 481.3 million and $496.3 million principal outstanding under the Tranche A term facility and Tranche B term facility, respectively.

From time to time we evaluate alternative uses for excess cash resources including debt prepayments, payment of dividends, share repurchases or funding acquisitions. Any determination to pursue one or more of the above alternative uses for excess cash is subject to the discretion of our Board of Directors, and will depend upon various factors, including our results of operations, financial condition, liquidity requirements, restrictions that may be imposed by applicable law, our contracts, and our senior secured credit agreement, as amended, and other factors deemed relevant by our Board of Directors.

On December 12, 2011, the Board of Directors approved a $30.0 million share repurchase program, to be funded from cash on hand. A special committee of the Board of Directors was appointed to evaluate market conditions and other relevant factors and initiate repurchases under the program from time to time. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. As of December 31, 2011, no shares have been repurchased under the program.

On February 1, 2012, our Board authorized and declared a cash dividend in the amount of $0.09 per share. The dividend is payable in cash on February 29, 2012 to stockholders of record at the close of business on February 13, 2012. We currently intend to begin payments of regular quarterly cash dividends; however, the actual declaration of any such future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to the discretion of the Board, taking into account future earnings, cash flows, financial requirements and other factors.

On February 1, 2012, the Company’s Board of Directors authorized the payment of the accrued interest on the DPO as of February 29, 2012 for approximately $19.4 million. We currently intend to periodically pay interest accruing on the DPO, subject to the discretion of the Board.

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

Accounts receivable is the principal component of our working capital and is generally driven by revenue growth with other short-term fluctuations related to the payment practices of our clients. Our accounts receivable reflect amounts billed to our clients as of each balance sheet date. Our clients generally pay our invoices within 30 days of the invoice date. At any month-end, we also include in accounts receivable the revenue that was recognized in the preceding month, which is generally billed early in the following month. Finally, we include in accounts receivable amounts related to revenue accrued in excess of amounts billed, primarily on our fixed-price and cost- plus-award-fee contracts. The total amount of our accounts receivable can vary significantly over time, but is generally sensitive to revenue levels. Total accounts receivable (billed and unbilled combined, net of allowance for doubtful accounts) days sales outstanding, which we calculate by dividing total accounts receivable by revenue per day during the relevant fiscal quarter, was 69 as of December 31, 2011 and 68 as of March 31, 2011.

The table below sets forth our net cash flows for the periods presented:

	Nine Months Ended December 31,
	2011	2010
	(Unaudited)	(Unaudited)
	(In thousands)
Net cash provided by operating activities	$252,019	$280,805
Net cash used in investing activities	(42,226)	(60,049)
Net cash provided by (used in) financing activities	2,603	(70,819)

Total increase in cash and cash equivalents	$212,396	$149,937

Net Cash from Operating Activities

Net cash from operations is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from clients in a timely manner, and our ability to manage our vendor payments. Net cash provided by operations was $252.0 million in the nine months ended December 31, 2011 compared to $280.8 million in the same prior year period, or a 10.3% decrease. The decrease in net cash provided by operations was primarily due to an increase in cash taxes paid, partially offset by net income growth.

Net Cash from Investing Activities

Net cash used in investing activities was $42.2 million in the nine months ended December 31, 2011 compared to $60.0 million in the same prior year period, or a 29.7% decrease. The decrease in net cash used in investing activities was primarily due to cash proceeds received of $23.3 million from the sale of our state and local transportation business. Capital expenditures also increased from $61.4 million to $65.6 million in the nine months ended December 31, 2010 to 2011, respectively. This increase is attributable to investments in additional facility expansion and computer equipment to support the increase in headcount. We expect capital expenditures as a percentage of revenue in future years to be more comparable to historical levels.

Net Cash from Financing Activities

Net cash provided by financing activities was $2.6 million in the nine months ended December 31, 2011 compared to net cash used in financing activities of $70.8 million in the same prior year period, or a 103.7% increase. The increase in net cash provided by financing activities was primarily due to the repayment of debt during the nine months ended December 31, 2010.

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

At our option, the interest rate on borrowings under the senior secured loan facilities may be based on the Eurocurrency rate or the alternate base rate, or ABR plus, in each case, an applicable margin, subject to the Eurocurrency rate and ABR being no lower than 1.00% or 2.00% respectively, in the case of Tranche B Loans. Subject to a leveraged based pricing grid, the applicable margins on Tranche A Loans range from 2.00% to 2.75% with respect to Eurocurrency loans, or 1.00% to 1.75% with respect to ABR loans. The applicable margins on Tranche B Loans are 3.00% with respect to Eurocurrency loans, or 4.00% with respect to the ABR loans, stepping down, in each case to 2.75% and 3.75%, respectively, when the total leverage ratio is less than or equal to 1.75 to 1.00. The revolving credit facility margin and commitment fee are subject to the leveraged based pricing grid, as set forth in the senior secured credit agreement, as amended. As of December 31, 2011, we were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that total $2.3 million. These letters of credit and bank guarantees primarily relate to leases and support of insurance obligations. These instruments reduce our available borrowings under the revolving credit facility. As of December 31, 2011, we had $272.7 million of capacity available for additional borrowings under the revolving credit facility.

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

In addition, we are required to meet the following financial covenants at each quarter end:

•

Consolidated Total Leverage Ratio — the ratio of total leverage as of the last day of the quarter (defined as the aggregate principal amount of all funded debt, less cash, cash equivalents and permitted liquid investments of up to $150.0 million) to the preceding four quarters’ “Consolidated EBITDA” (as defined in the senior secured credit agreement, as amended). For the period ended December 31, 2011, this ratio was required to be less than or equal to 3.9 to 1.0 to comply with our senior secured loan facilities. As of December 31, 2011, we were in compliance with our consolidated total leverage ratio with a ratio of 1.68.

•

Consolidated Net Interest Coverage Ratio — the ratio of the preceding four quarters’ “Consolidated EBITDA” (as defined in the senior secured credit agreement, as amended) to net interest expense for the preceding four quarters’ (defined as cash interest expense, less the sum of cash interest income and one-time financing fees (to the extent included in consolidated interest expense)). For the period ended December 31, 2011, this ratio was required to be greater than or equal to 3.0 to 1.0 to comply with our senior secured loan facilities. As of December 31, 2011, we were in compliance with our consolidated net interest coverage ratio with a ratio of 12.69.

The total outstanding debt balance is recorded net of unamortized discount of $4.8 million and $5.7 million as of December 31, 2011 and March 31, 2011, respectively.

Capital Structure and Resources

Our stockholders’ equity amounted to $1,142.3 million as of December 31, 2011, an increase of $235.0 million compared to stockholders’ equity of $907.3 million as of March 31, 2011, primarily due to common stock issuances, stock option exercises, net income of $189.3 million in the nine months ended December 31, 2011, and stock-based compensation expense of $24.4 million.

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any off-balance sheet arrangements.

Capital Expenditures

Since we do not own any of our facilities, our capital expenditure requirements primarily relate to the purchase of computers, business systems, furniture, and leasehold improvements to support our operations. Direct facility and equipment costs billed to clients are not treated as capital expenses. Our capital expenditures for the nine months ended December 31, 2011 and 2010 were $65.6 million and $61.4 million, respectively, and the majority of such capital expenditures related to facilities infrastructure, equipment, and information technology. Expenditures for facilities infrastructure and equipment are generally incurred to support new and existing programs across our business. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure.

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

These risks and other factors include: cost cutting and efficiency initiatives and other efforts to reduce U.S. government spending, which could reduce or delay funding for orders for services especially in the current political environment; delayed funding of our contracts due to delays in the completion of the U.S. government’s budgeting process and the use of continuing resolutions by the U.S. government to fund its operations or related changes in the pattern or timing of government funding and spending; any issue that compromises our relationships with the U.S. government or damages our professional reputation; changes in U.S. government spending and mission priorities that shift expenditures away from agencies or programs that we support; the size of our addressable markets and the amount of U.S. government spending on private contractors; failure to comply with numerous laws and regulations; our ability to compete effectively in the competitive bidding process and delays caused by competitors’ protests of major contract awards received by us; the loss of General Services Administration Multiple Award Schedule Contracts, or GSA schedules, or our position as prime contractor on government wide acquisition contact vehicles; changes in the mix of our contracts and our ability to accurately estimate or otherwise recover expenses, time and resources for our contracts; our ability to generate revenue under certain of our contracts; our ability to realize the full value of our backlog and the timing of our receipt of revenue under contracts included in backlog; changes in estimates used in recognizing revenue; any inability to attract, train or retain employees with the requisite skills, experience and security clearances; an inability to hire, assimilate and deploy enough employees to serve our clients under existing contracts; an inability to effectively and timely utilize our employees and professionals; failure by us or our employees to obtain and maintain necessary security clearances; the loss of members of senior management or failure to develop new leaders; misconduct or other improper activities from our employees or subcontractors; increased competition from other companies in our industry; failure to maintain strong relationships with other contractors; inherent uncertainties and potential adverse developments in legal or regulatory proceedings, including litigation, audits, reviews and investigations, which may result in materially adverse judgments, settlements, withheld payments, penalties or other unfavorable outcomes, including debarment, as well as disputes over the availability of insurance or indemnification; internal system or service failures and security breaches, including, but not limited to, those resulting from external cyber attacks on our network and internal systems; risks related to our indebtedness and credit facilities which contain financial and operating covenants; the adoption by the U.S. government of new laws, rules and regulations, such as those relating to organizational conflicts of interest issues; an inability to utilize existing or future tax benefits, including those related to our net operating losses and stock-based compensation expense, for any reason, including a change in law; variable purchasing patterns under U.S. government GSA schedules, blanket purchase agreements and indefinite delivery/indefinite quantity contracts; and other risks and factors described in Part II, “Item 1A. Risk Factors” of this Quarterly Report.

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

Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time charging. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts that currently range up to $40.0 million or have a reasonably estimated outcome within that range or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations.

Six former officers and stockholders who had departed the firm prior to the acquisition, as described in our Annual Report have filed a total of nine suits in various jurisdictions, with original filing dates ranging from July 3, 2008 through December 15, 2009 (three of which were amended on July 2, 2010 and then further amended into one consolidated complaint on September 7, 2010), against us and certain of our current and former directors and officers. Each of the suits arises out of the acquisition, as described in our Annual Report, and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the acquisition. Some of the suits also allege that the acquisition price paid to stockholders was insufficient. The various suits assert claims for breach of contract, tortious interference with contract, breach of fiduciary duty, civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations, violations of the Employee Retirement Income Security Act, or ERISA, and/or securities and common law fraud. Two of these suits have been dismissed with all appeals exhausted. Five of the remaining suits are pending in the United States District Court for the Southern District of New York, the sixth is pending in New York state court and the seventh is pending in the United States District Court for the Southern District of California. The aggregate alleged damages sought in these seven remaining suits is approximately $348.7 million ($291.5 million of which is sought to be trebled pursuant to RICO), plus punitive damages, costs, and fees. Although the outcome of any of these cases is inherently uncertain and may be materially adverse, based on current information, we do not expect them to have a material adverse effect on our financial condition and results of operations.

Item 1A.	Risk Factors

There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 filed with the Securities and Exchange Commission on June 8, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

In the fourth quarter of fiscal 2012, we finalized a cost restructuring plan to reduce certain personnel and infrastructure costs. We implemented this in response to continued budget constraints and uncertainty in our industry and to provide funds to increase our resources dedicated to growth areas across our markets. As part of this cost restructuring plan, we have reduced our overall headcount by approximately 2%, with a higher percentage of reductions in our senior ranks. We anticipate incurring an associated restructuring charge of approximately $10 to $14 million pretax in the fourth quarter of fiscal 2012 relating to the one-time termination benefits. The entire amount of such charge will result in future cash expenditures. In addition, the Company anticipates recording a reduction to stock compensation expense of approximately $2 million associated with forfeitures of unvested EIP options. The Company is in the process of evaluating whether some portion of these costs is recoverable under our cost-reimbursable contracts, which may result in additional revenue to be recognized in the fourth quarter of fiscal 2012. No amounts related to this cost restructuring have been accrued in the accompanying financial statements as of and for the three and nine month periods ended December 31, 2011.

Item 6.	Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of May 15, 2008, by and among Booz Allen Hamilton Inc., Booz Allen Hamilton Holding Corporation (formerly known as Explorer Holding Corporation), Booz Allen Hamilton Investor Corporation (formerly known as Explorer Investor Corporation), Explorer Merger Sub Corporation and Booz & Company Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (File No. 333- 167645))

2.2	Spin Off Agreement, dated as of May 15, 2008, by and among Booz Allen Hamilton Inc., Booz & Company Holdings, LLC, Booz & Company Inc., Booz & Company Intermediate I Inc. and Booz & Company Intermediate II Inc. (Incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

2.3	Amendment to the Agreement and Plan of Merger and the Spin Off Agreement, dated as of July 30, 2008, by and among Booz Allen Hamilton Inc., Booz Allen Hamilton Investor Corporation (formerly known as Explorer Investor Corporation), Explorer Merger Sub Corporation, Booz & Company Holdings, LLC, Booz & Company Inc., Booz & Company Intermediate I Inc. and Booz & Company Intermediate II Inc. (Incorporated by reference to Exhibit 2.3 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

3.1	Second Amended and Restated Certificate of Incorporation of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report for the period ended December 31, 2010 on Form 10-Q (File No. 001-34972))

3.2	Second Amended and Restated Bylaws of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report for the period ended December 31, 2010 on Form 10-Q (File No. 001-34972))

4.1	Guarantee and Collateral Agreement, among Booz Allen Hamilton Investor Corporation (formerly known as Explorer Investor Corporation), Explorer Merger Sub Corporation as the Initial Borrower, Booz Allen Hamilton Inc., as the Surviving Borrower, and the Subsidiary Guarantors party thereto, in favor of Credit Suisse, as Collateral Agent, dated as of July 31, 2008 (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

4.2	Guarantee Agreement, among Booz Allen Hamilton Investor Corporation (formerly known as Explorer Investor Corporation), Explorer Merger Sub Corporation as the Initial Borrower, Booz Allen Hamilton Inc., as the Surviving Borrower, and the Subsidiary Guarantors party thereto, and Credit Suisse, as Administrative Agent, dated as of July 31, 2008 (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333- 167645))

4.3	Amended and Restated Stockholders Agreement (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report for the period ended December 31, 2010 on Form 10-Q (File No. 001-34972))

4.4	Irrevocable Proxy and Tag-Along Agreement (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report for the period ended December 31, 2010 on Form 10-Q (File No. 001-34972))

4.5	Form of Stock Certificate (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.1	Credit Agreement, among Booz Allen Hamilton Investor Corporation (formerly known as Explorer Investor Corporation), Explorer Merger Sub Corporation, as the Initial Borrower, Booz Allen Hamilton Inc., as the Surviving Borrower, the several lenders from time to time parties thereto, Credit Suisse AG, Cayman Islands Branch (formerly known as Credit Suisse), as Administrative Agent and Collateral Agent, Credit Suisse AG, Cayman Islands Branch (formerly known as Credit Suisse), as Issuing Lender, Banc of America Securities LLC and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers, and Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Barclays Capital, Goldman Sachs Credit Partners L.P., and Morgan Stanley Senior Funding, Inc., as Joint Bookrunners and Sumitomo Mitsui Banking Corporation, as Co-Manager, dated as of July 31, 2008 (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.2	First Amendment to Credit Agreement, dated as of December 8, 2009 (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333- 167645))

10.3	Loan Agreement, Waiver and Amendment No. 2 to the Credit Agreement, dated as of February 3, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Periodic Report on Form 8-K (File No. 001-34972))

10.4	Second Amended and Restated Credit Agreement, as effected by the Loan Agreement, Waiver and Amendment No. 2 to the Credit Agreement, dated as of February 3, 2011 (Incorporated by reference to Exhibit 10.2 to the Company’s Periodic Report on Form 8-K (File No. 001-34972))

10.5	Management Agreement, among Booz Allen Hamilton Holding Corporation (formerly known as Explorer Holding Corporation), Booz Allen Hamilton Inc., and TC Group V US, LLC, dated as of July 31, 2008 (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.6	Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.7	Booz Allen Hamilton Holding Corporation Officers’ Rollover Stock Plan (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.8	Form of Booz Allen Hamilton Holding Corporation Rollover Stock Option Agreement (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.9	Form of Stock Option Agreement under the Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.10	Form of Stock Option Agreement under the Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.11	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.12	Form of Restricted Stock Agreement for Directors under the Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.13	Form of Restricted Stock Agreement for Employees under the Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.14	Booz Allen Hamilton Holding Corporation Annual Incentive Plan (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.15	Booz Allen Hamilton Holding Corporation Officers’ Retirement Plan (Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.16	Officer’s Comprehensive Medical and Dental Plans (Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.17	Retired Officer’s Comprehensive Medical and Dental Plans (Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.18	Excess ECAP Payment Program (Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.19	Group Variable Universal Life Insurance (Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.20	Group Personal Excess Liability Insurance (Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.21	Annual Performance Program (Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.22	Form of Booz Allen Hamilton Holding Corporation Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.23	Form of Stock Option Agreement under the Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report for the year ended March 31, 2011 on Form 10-K (File No. 001-34972))

10.24	Officer Transition Policy (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report for the year ended March 31, 2011 on Form 10-K (File No. 001-34972))

10.25	Form of Stock Option Agreement under the Equity Incentive Plan of Booz Allen Hamilton Holding Corporation*

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)*

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)*

101	The following materials from Booz Allen Hamilton Holding Corporation’s Quarterly Report on Form 10-Q for the three months ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2011 and 2010; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2011 and 2010; (iii) Condensed Consolidated Balance Sheets at December 31, 2011 and March 31, 2011; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2011 and 2010; and (v) Notes to Condensed Consolidated Financial Statements.**

*	Filed electronically herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Booz Allen Hamilton Holding Corporation
Registrant

Date: February 3, 2012	By:	/s/ Samuel R. Strickland
Samuel R. Strickland Executive Vice President Chief Financial Officer, Chief Administrative Officer and Director (Principal Financial and Accounting Officer)