Form 10-K
period 2012-03-31
Booz Allen Hamilton Holding Corp
filed 2012-05-30
CIK 1443646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2012

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

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 30, 2011, the market value of the voting and non-voting common equity held by non-affiliates based on the closing price as of that day was $432,268,580.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of May 18, 2011
Class A Common Stock	128,417,006
Class B Non-Voting Common Stock	2,470,825
Class C Restricted Common Stock	1,533,020
Class E Special Voting Common Stock	10,140,067

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders scheduled for August 2, 2012 are incorporated by reference into Part III.

i

INTRODUCTORY NOTE

Unless the context otherwise indicates or requires, as used in this Annual Report on Form 10-K for the fiscal year ended March 31, 2012 references to: (i) “we,” “us,” “our” or our “company” refer to Booz Allen Hamilton Holding Corporation, its consolidated subsidiaries and predecessors; (ii) “Booz Allen Holding” refers to Booz Allen Hamilton Holding Corporation exclusive of its subsidiaries; (iii) “Booz Allen Investor” refers to Booz Allen Hamilton Investor Corporation, a wholly-owned subsidiary of Booz Allen Holding; (iv) “Booz Allen Hamilton” refers to Booz Allen Hamilton Inc., our primary operating company and a wholly-owned subsidiary of Booz Allen Holding; and (v) “fiscal,” when used in reference to any twelve-month period ended March 31, refers to our fiscal years ended March 31. Unless otherwise indicated, information contained in this Annual Report is as of March 31, 2012. We have made rounding adjustments to reach some of the figures included in this Annual Report and, unless otherwise indicated, percentages presented in this Annual Report are approximate.

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

•

delayed funding of our contracts due to delays in the completion of the U.S. government’s budgeting process and the use of continuing resolutions by the U.S. government to fund its operations or related changes in the pattern or timing of government funding and spending;

•	any issue that compromises our relationships with the U.S. government or damages our professional reputation;

•	changes in U.S. government spending and mission priorities that shift expenditures away from agencies or programs that we support;

•	the size of our addressable markets and the amount of U.S. government spending on private contractors;

•	failure to comply with numerous laws and regulations;

•	our ability to compete effectively in the competitive bidding process and delays caused by competitors’ protests of major contract awards received by us;

•	the loss of General Services Administration Multiple Award schedule contracts, or GSA schedules, or our position as prime contractor on government-wide acquisition contract vehicles, or GWACs;

•	changes in the mix of our contracts and our ability to accurately estimate or otherwise recover expenses, time, and resources for our contracts;

•	our ability to generate revenue under certain of our contracts;

•	our ability to realize the full value of our backlog and the timing of our receipt of revenue under contracts included in backlog;

•	changes in estimates used in recognizing revenue;

•	an inability to attract, train, or retain employees with the requisite skills, experience, and security clearances;

•	an inability to hire, assimilate, and deploy enough employees to serve our clients under existing contracts;

•	an inability to timely and effectively utilize our employees;

•	failure by us or our employees to obtain and maintain necessary security clearances;

•	the loss of members of senior management or failure to develop new leaders;

•	misconduct or other improper activities from our employees or subcontractors;

•	increased competition from other companies in our industry;

•	failure to maintain strong relationships with other contractors;

•

inherent uncertainties and potential adverse developments in legal or regulatory proceedings, including litigation, audits, reviews, and investigations, which may result in materially adverse judgments, settlements, withheld payments, penalties, or other unfavorable outcomes including debarment, as well as disputes over the availability of insurance or indemnification;

•	internal system or service failures and security breaches, including, but not limited to, those resulting from external cyber attacks on our network and internal systems;

•	risks related to changes to our operating structure, capabilities, or strategy intended to address client needs, grow our business or respond to market developments;

•	risks associated with new relationships, clients, capabilities, and service offerings in our U.S. and international businesses;

•	failure to comply with special U.S. government laws and regulations relating to our international operations;

•	risks related to our indebtedness and credit facilities which contain financial and operating covenants;

•	the adoption by the U.S. government of new laws, rules, and regulations, such as those relating to organizational conflicts of interest issues;

•	an inability to utilize existing or future tax benefits, including those related to our net operating losses, or NOLs, and stock-based compensation expense, for any reason, including a change in law;

•	variable purchasing patterns under U.S. government GSA schedules, blanket purchase agreements and indefinite delivery, indefinite quantity, or ID/IQ, contracts; and

•	other risks and factors listed under “Item 1A. Risk Factors” and elsewhere in this Annual Report.

In light of these risks, uncertainties, and other factors, the forward-looking statements might not prove to be accurate and you should not place undue reliance upon them. All forward-looking statements speak only as of the date made and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

Item 1.	Business.

Overview

We are a leading provider of management and technology consulting services to the U.S. government in the defense, intelligence and civil markets. Additionally, we provide management and technology consulting services to major corporations, institutions, and not-for-profit organizations.

We are a well-known, trusted and long-term partner to our clients, who seek our expertise and objective advice to address their most important and complex problems. Leveraging our 98-year consulting heritage and a talent base of approximately 25,000 people, we deploy our deep domain knowledge, functional expertise, and experience to help our clients achieve their objectives. We have a collaborative culture, supported by our operating model, which helps our professionals identify and respond to emerging trends across the markets we serve and deliver enduring results for our clients.

We were founded in 1914 by Edwin Booz, one of the pioneers of management consulting. In 1940, we began serving the U.S. government by advising the Secretary of the Navy in preparation for World War II. As the needs of our clients have grown more complex, we have expanded beyond our management consulting foundation to develop deep expertise in technology, engineering, and analytics. Today, we serve substantially all of the cabinet-level departments of the U.S. government. Our major clients include the Department of Defense, all branches of the U.S. military, the U.S. Intelligence Community, and civil agencies such as the Department of Homeland Security, the Department of Energy, the Department of Health and Human Services, the Department of the Treasury, and the Environmental Protection Agency. We support these clients in addressing complex and pressing challenges such as combating global terrorism, improving cyber capabilities, transforming the healthcare system, improving efficiency and managing change within the government, and protecting the environment. In the commercial sector, we serve U.S. clients in the financial services, healthcare, and energy markets, and international clients, primarily in the Middle East.

We have strong and longstanding relationships with a diverse group of clients at all levels of the U.S. government. During fiscal 2012, we derived 98% of our revenue from services provided to more than 1,200 client organizations across the U.S. government under more than 5,800 contracts and task orders. The single largest entity that we served in fiscal 2012 was the U.S. Army, which represented approximately 17% of our revenue in that period. We derived 90% of our revenue in fiscal 2012 from engagements for which we acted as the prime contractor. Also during fiscal 2012, we achieved an overall win rate of 55% on new contracts and task orders for which we competed and a win rate of more than 91% on re-competed contracts and task orders for existing or related business. As of March 31, 2012, our total backlog, including funded, unfunded, and priced options, was $10.8 billion, a decrease of 1% in total backlog with a 21% increase in funded backlog over March 31, 2011.

We attribute the strength of our client relationships, the commitment of our people, and our resulting growth to our management consulting heritage and culture, which instills our relentless focus on delivering value and enduring results to our clients. We operate our business as a single profit center, which drives our ability to collaborate internally and compete externally. Our operating model is built on (1) our dedication to client service, which focuses on leveraging our experience and knowledge to provide differentiated insights, (2) our partnership-style culture and compensation system, which fosters collaboration and the efficient allocation of our people across markets, clients, and opportunities, (3) our professional development and assessment system, which reinforces the alignment of our people with our collaborative culture, core values, and ethics, and (4) our approach to the market, which leverages our matrix of deep domain expertise in the defense, intelligence, and civil government markets and financial services, healthcare, and energy commercial markets with our strong capabilities in strategy and organization, analytics, technology, and engineering and operations.

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

Corporate History

Booz Allen Holding was incorporated in Delaware in 2008 to serve as the top-level holding company for the consolidated Booz Allen Hamilton U.S. government consulting business. On July 31, 2008, or the Closing Date, Booz Allen Hamilton completed the separation of its U.S. government consulting business from its legacy commercial and international consulting business, the spin off of the commercial and international business, and the sale of 100% of its outstanding common stock to Booz Allen Holding, which was majority owned by The Carlyle Group and certain of its affiliated investment funds, or Carlyle. Our company is a corporation that is the successor to the government business of Booz Allen Hamilton following the separation.

The separation of the commercial and international business from the government business was accomplished pursuant to a series of transactions under the terms of a spin off agreement, dated as of May 15, 2008, by and among Booz Allen Hamilton and Booz & Company, or Spin Co., and certain of its subsidiaries. As a result of the spin off and related transactions, former stockholders of Booz Allen Hamilton that had been engaged in the commercial and international business became the owners of Spin Co., which held the commercial and international business. The spin off agreement included a three-year non-compete provision, which ended July 31, 2011, during which both Spin Co. and Booz Allen Hamilton were prohibited, with certain exceptions, from engaging in business in the other company’s principal markets.

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

The payment of $158.0 million of the cash consideration for the acquisition was structured as a deferred payment obligation of Booz Allen Investor. On December 11, 2009, in order to facilitate the payment of a special dividend and the repayment of a portion of the deferred payment obligation, Booz Allen Investor and Booz Allen Hamilton entered into a series of amendments to the credit agreements governing our senior secured credit facilities and mezzanine credit facility to, among other things, add the Tranche C term facility under our senior secured credit facilities, increase commitments under the revolving credit facility under our senior secured credit facilities from $100.0 million to $245.0 million, and add a specific exception to the restricted payments covenant to permit the payment of the special dividend. Using cash on hand and $341.3 million in net proceeds from the increased term loan facility, Booz Allen Hamilton paid a special dividend of $650.0 million on its common stock, all of which was paid to Booz Allen Investor, its sole stockholder. Booz Allen Investor in turn used the proceeds of the special dividend (i) to repay approximately $100.4 million of the deferred payment obligation, including $22.4 million in accrued interest, in accordance with the terms of the merger agreement and (ii) to pay a special dividend of approximately $549.6 million on its common stock, all of which was paid to Booz Allen Holding, its sole stockholder. Booz Allen Holding in turn declared a special dividend of $497.5 million payable on its outstanding Class A Common Stock, Class B Non-Voting Common Stock and Class C Restricted Common Stock, approximately $444.1 million of which was paid to Coinvest and the remainder of which was paid to the other stockholders of Booz Allen Holding. The aforementioned transactions are referred to in this Annual Report as the recapitalization transaction.

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

Our Value Proposition to Our Clients

As a leading provider of management and technology consulting services to the U.S. government and a provider of such services to major corporations, institutions, and not-for-profit organizations, we believe that we are well positioned to grow across markets characterized by increasing and rapid change. We believe that our dedication to client service, the quality of our people, our management consulting heritage and our client-oriented matrix approach provide the strong foundation necessary for our continued growth.

Our People

Our success as a management and technology consulting firm is highly dependent upon the quality, integrity and dedication of our people.

Superior Talent Base. We have a highly educated talent base of approximately 25,000 people: as of March 31, 2012, 84% held bachelor degrees, 42% held masters degrees and 4% held doctoral degrees (not including employees from ASE, Inc., one of our wholly owned subsidiaries). In addition, many of the U.S. government contracts for which we compete require contractors to have high-level security clearances, and our large pool of cleared employees allows us to meet these needs. As of March 31, 2012, 76% of our people held government security clearances: 27% at Top Secret/Sensitive Compartmented Information, 22% at Top Secret (excluding Sensitive Compartmented Information) and 26% at Secret. High-level security clearances generally afford a person access to data that affects national security, counterterrorism or counterintelligence, or other highly sensitive data. Persons with the highest security clearance, Top Secret, have access to information that would cause “exceptionally grave damage” to national security if disclosed to the public. Persons with access to the most sensitive and carefully controlled intelligence information hold a Top-Secret/Sensitive Compartmented Information clearance. Persons with the second-highest clearance classification, Secret, have access to information that would cause “serious damage” to national security if disclosed to the public. Through internal referrals and external recruiting efforts, we are able to successfully renew and grow our talent base, and we believe that our ability to attract top level talent is significantly enhanced by our commitment to professional development, our position as a leader in our markets, the high quality of our work and the appeal of our culture.

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

Assessment System that Promotes Collaboration. We use our assessment process, an employee assessment tool based on multiple sources of input to assess performance against competencies, to help promote and enforce the consistency of our collaborative culture, core values and ethics. Each of our approximately 25,000 people receives an annual assessment and also has the opportunity to participate in the assessment of other company personnel. Assessments combine the internal feedback from supervisors, peers and subordinates with input from internal and external clients. Our assessment process is focused on facilitating the continued development of skills and career paths and ensuring the exchange of support and knowledge among our people.

Core Values. We believe that one of the key components of our success is our focus on core values. Our core values are: client service, diversity, excellence, entrepreneurship, teamwork, professionalism, fairness, integrity, respect and trust. All new hires receive extensive training that emphasizes our core values, facilitates their integration into our collaborative, client-oriented culture and helps to ensure the delivery of consistent and exceptional client service. As of March 31, 2012, 98% of our employees participated in internal training including 4 hours of mandatory ethics training which is required to be completed each year.

The emphasis that we place on our people yields recognized results. External awards and recognition include being named for several consecutive years as one of Fortune Magazine’s “100 Best Companies to Work For”, and to the “Best Companies” to work for lists published by Working Mother, Consulting Magazine, GI Jobs, and a number of other publications and associations. Additionally, the company was named in 2012 as one of Fortune Magazine’s “The World’s Most Admired Companies,” a list based on quality and brand reputation.

Our Management Consulting Heritage

Our Approach to Client Service. Over nearly a century of serving clients and 72 years that we have been supporting the U.S. government, we have cultivated relationships of trust with, and developed a comprehensive understanding of, our clients. This insight regarding our clients, together with our deep domain knowledge and capabilities, enable us to anticipate, identify and address the specific needs of our clients. While working on contract engagements, our people work to develop a holistic understanding of the issues and challenges facing the client to ensure that our advice helps them achieve enduring results.

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

Our Client-Oriented Matrix Approach

We are able to address the complex and evolving needs of our clients and grow our business through the application of our matrix of deep domain knowledge and market-leading capabilities. Through this approach, we deploy our four key capabilities — strategy and organization; analytics; technology; and engineering and operations — across our client base in the various markets we serve. This approach enables us to quickly assemble and deploy, and redeploy when necessary, client-focused teams comprised of people with the skills and expertise needed to address the challenges facing our clients. We believe that our significant win rates on new and re-competed contracts demonstrate the strength of our matrix approach as well as our industry-leading reputation and our proven track record.

Our Strategy for Continued Growth

We serve our clients by identifying, analyzing, and solving their most complex problems, providing technology and engineering and mission support services, and anticipating developments that will have near- and long-term impacts on their operations. To serve our clients and grow our business, we intend to execute the following strategies:

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

•

Commercial Business. As we have done since the expiration of our non-competition agreement on July 31, 2011, we will continue to pursue new opportunities in the commercial market by building on our cyber-related work and leveraging our core competencies, with a focus on serving industries in which there is a strong intersection between government and commercial interests, such as financial services, healthcare, and energy. We will also look to selectively establish a physical presence in strategically important locations with a concentration of potential commercial clients, such as New York City where we expanded our presence in the fall of 2011.

•

International Business. As we have done since the expiration of our non-competition agreement on July 31, 2011, we will continue to pursue opportunities to grow internationally. Our international activities are focused on the Middle East and North Africa region, where we see strong demand for our services, in particular in the United Arab Emirates, Qatar, Oman, and Kuwait, and we are expanding our office in Abu Dhabi, United Arab Emirates, to facilitate our international growth.

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

Cyber. Network-enabled technology now forms the backbone of our economy, infrastructure and national and international security. We have been focused on cyber and predecessor areas, such as information assurance, since 1999 and in information security since the 1980’s. We are currently involved in cyber-related initiatives for national defense, with the creation of the U.S. Cyber Command, intelligence and civil clients, as well as cyber-security initiatives for commercial clients. We have created a framework for dynamic defense of government and commercial networks and information assets based on the following four main components: threat intelligence, incident response, integrated remediation, and pre-emptive response. In January 2012, we formally launched the Booz Allen Cyber Solutions Network ™, an integrated secure network of cyber centers, providing our clients with advanced analytics, cyber training, network defense, and cyber product/technology evaluation services. As of March 31, 2012, over 3,200 employees hold over 5,600 Certifications representing a variety of technical disciplines, including DoD 8570 specified certifications, from various certifying bodies, such as SANS, Comp TIA, Securible, Ultimate Knowledge, and Skillsoft. Additionally, to continue to position our company as a leader across the broad and growing range of areas requiring cyber-related services, we are focused on hiring new employees with cyber-related expertise and cross training existing employees through our Cyber University program.

Enterprise Effectiveness and Efficiency (“E3”). We are helping our clients address challenges ranging from reducing costs and doing more with less, to completely transforming the way they operate. Our E3 framework focuses on realizing efficiencies through IT management, cost restructuring change management/business process re-engineering, and human resource management/ back office operations. For our U.S. government clients, we are helping them achieve operating and budgetary efficiencies driven by the need to control spending while simultaneously pursuing numerous policy initiatives. In addition, recent U.S. government reforms in the procurement area may allow us to leverage our status as a large, objective service provider to win additional assignments to the extent that we are able to address organizational conflicts of interest and similar concerns more easily than our competitors.

Ongoing Healthcare Transformation. We expect recent and ongoing developments in the healthcare market, such as the passage of the Affordable Care Act of 2010 and the Health Information Technology for Economic and Clinical Health Act of 2009, to increase demand for our healthcare consulting capabilities across government, military, and commercial healthcare markets. In 2002, we began a focused expansion of our healthcare consulting business, and the current scale of that business, together with our technology-related capabilities, provide us with a strong platform from which to address our clients’ increased focus on the interoperability of healthcare IT platforms, healthcare policy, and payment and caregiver reforms. Our current areas of focus include: health technology, health market infrastructure, global health issues, health facilities transformation (with a particular focus on the Veterans Administration), cyber privacy solutions for health information, behavioral health, and population health.

Engineering Services. We serve our clients by applying our broad and deep expertise in engineering, ranging from micro-electronics to biomedical engineering and high-energy lasers, to develop proof-of-concept designs, reverse engineer current products and systems, and build test prototypes. Additionally, we provide sophisticated systems engineering and integration, or SE&I, services to help clients manage every phase of the development and integration of increasingly sophisticated information technology, communications and mission systems – ranging from satellite and space systems to air traffic control and naval systems.

Cloud-Based Services. U.S. government and commercial markets have experienced a rise in the use of cloud computing, which allows shared resources and software to be provided to computers and other devices on-demand without requiring new user infrastructure. In addition, the use of cloud computing provides clients with economical data storage and retrieval options. Building on our foundation of advanced information technology and our proven capabilities in strategy and change management, analytics, systems development and cyber technology, we have created a major initiative in cloud-based services, through which we intend to serve our clients by using cloud computing solutions to deliver cost savings, improved mission effectiveness, improved data analytics and improved IT infrastructure, including data center migration and optimization.

We will also continue to invest significant resources in our efforts to identify near-term developments and long-term trends that may present significant challenges or opportunities for our clients. Our single profit center and one-firm culture afford us the flexibility to devote company-wide resources and key intellectual capital to developing the functional capabilities and expertise needed to address those issues. We have regularly allocated significant resources to these business development efforts and have successfully transitioned several such initiatives into meaningful contributors to our business.

Our Clients and Capabilities

The diagram below illustrates the way we deploy our four capability areas, including specified areas of expertise, to serve our defense, intelligence, and civil clients. Our dynamic matrix of functional capabilities and domain expertise plays a critical role in our efforts to deliver results to our clients.

Deployment of Capabilities to Serve Clients

Our Clients

We have strong and longstanding relationships with a diverse group of clients at all levels of the U.S. government. In addition, as a result of our re-entry into the commercial market and our growing international business, we have a growing group of commercial and non-U.S. government clients.

Selected Long-Term Client Relationships

Client (1)	Relationship Length (Years)
U.S. Navy	70+
U.S. Army	60+
National Security Agency	25+
Department of Homeland Security	20+
U.S. Air Force	20+
National Reconnaissance Office	15+
A U.S. intelligence agency	15+
Department of Energy	15+
Federal Bureau of Investigation	15+
Internal Revenue Service	15+

(1)	Includes predecessor organizations.

Defense Clients

Our reputation and track record in serving the U.S. military and defense agencies spans 70 years. Our defense business revenue represented 53% of our business based on revenue for fiscal 2012. Our revenue in this area for fiscal 2012 was approximately $3.0 billion. Our key defense clients are set forth below.

•

U.S. Army. For over 60 years, we have addressed challenges for the U.S. Army at the strategic, operational, and tactical levels by bringing experienced people, high quality processes, and advanced technologies together. We work with our U.S. Army clients to help sustain their land combat capabilities while responding to current demands and preparing for future needs. Recent examples of the services that we have provided include enhancing field intelligence systems, delivering rapid response solutions to counter improvised explosive devices, infusing lifecycle sustainment capabilities to improve distribution and delivery of material, and employing systems and consulting methods to help expand care and support for soldiers and their families. Our clients include Army Headquarters, Army Material Command (AMC), Forces Command (FORSCOM), Training and Doctrine Command (TRADOC), and many Program Executive Offices, Direct Reporting Units and Army Service Component Commands.

•

U.S. Navy/Marine Corps. We have supported the U.S. Navy for over 70 years. We employ a multidimensional approach that analyzes and balances people, processes, technology, and infrastructure to meet their missions of equipping global forces for greater flexibility, mobility, and efficiency, sustaining results while reducing costs, and integrating new technology. Our clients include the Office of the Secretary of the Navy, Chief of Naval Operations, the Commandant of the Marine Corps to the Office of Naval Intelligence, and U.S. Navy/Marine Corps operating commands and systems commands, as well as the Joint Program Executive Offices (PEO) and individual PEOs such as Naval Air Systems Command (NAVAIR), Naval Seas Systems Command (NAVSEA), U.S. Marine Corps Systems Command, and Space and Naval Warfare (SPAWAR).

•

U.S. Air Force/NASA/Aerospace. We provide integrated strategy and technical services to the U.S. Air Force. Our skilled strategists and technology experts bring diverse capabilities to assignments that include weapons analysis, capability-based planning, and aircraft systems engineering. We also support the space industry in applying new technologies, integrating space operations, and using strategies to address the technical issues, cost, schedule, and risk of space systems. Our clients include Air Combat Command, Air Force Space Command, Air Force Materiel Command, Air Mobility Command, Air Force Cyber Command, Air Force Pacific Command and National Aeronautics and Space Administration (NASA).

•

Joint Staff and Combatant Commands. We provide mission-critical support to the Office of the Secretary of Defense, the Joint Staff, the Combatant Commands (COCOMs), and other U.S. government departments and agencies during the planning and mission execution phases to meet global mission requirements ranging from integrated intelligence, surveillance, and reconnaissance (ISR) to space and global strike operations. Our clients include most major organizations within the Office of the Secretary of Defense and the Department of Defense’s agencies, as well as the Pacific Command, Northern Command, Central Command, the Defense Information Systems Agency (DISA), Southern Command, European Command, Strategic Command, Special Operations Command, and Transportation Command.

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

Intelligence Clients

We have provided the primary group of government agencies and organizations that carry out intelligence activities for the U.S. government (the U.S. Intelligence Community), with forward-thinking, success-oriented consulting and mission support services in analysis, systems engineering, program management, operations, organization, and change management, budget and resource management, studies, and war-gaming. This critical business area has strong barriers to entry for competitors because of the specialized expertise and high-level security clearances required. Our intelligence business represented 23% of our business based on revenue for fiscal 2012. Revenue in this area for fiscal 2012 was approximately $1.3 billion. Our major intelligence clients include:

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

Civil Clients

Support to civil government agencies of the U.S. government and U.S.-funded international development work has grown significantly as a percentage of our overall business. The Federal Procurement Data System ranked us 16th on its overall list of top 100 federal contractors for federal fiscal year 2011 based on overall prime contracting dollars. For that same period and using data provided by USAspending.gov, we estimate that we ranked 18th based on overall prime contracting dollars for civil clients. Our civil business represented 24% of our business based on revenue for fiscal 2012. Revenue in this area for fiscal 2012 was approximately $1.4 billion. Our civil government clients include:

•

Financial Services. We provide support to all major U.S. government finance and treasury organizations charged with the collection, management, and protection of the U.S. financial system, including the Department of the Treasury, Internal Revenue Service, and other agencies of the Department of the Treasury, Office of the Comptroller of the Currency, Federal Deposit Insurance Corporation, Federal Reserve Board and Banks, the Securities and Exchange Commission (SEC), and Pension Benefit Guaranty Corporation. We create innovative approaches to some of their most challenging problems, including bank receivership, payment channel modernization, cyber initiatives, and fraud detection.

•

Health. We support U.S. government clients on innovative projects that help achieve public health missions, including entitlement reform, developing a national health information network, mitigating risk to populations, improving government infrastructure, and facilitating an international public-private sector dialogue on international health issues. Our clients include the Department of Health and Human Services and its agencies, including the U.S. Food and Drug Administration, National Institutes of Health, Centers for Disease Control and Prevention (CDC), the Centers for Medicare and Medicaid Services, the Department of Defense Military Health System, and Department of Veterans Affairs.

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

Commercial and International Clients

Following the expiration of our non-competition agreement on July 31, 2011, we re-entered the commercial market and pursued growth in our international business.

We have pursued new opportunities in the commercial market by building on our cyber-related work and leveraging our core competencies with a focus on serving industries in which there is a strong intersection between government and commercial interests, such as financial services, healthcare, and energy. We believe that our cyber and technology-based capabilities provide us with an important point of functional differentiation with which we are able to help our clients increase revenue, improve efficiencies, and manage risk. Our key service offerings to commercial clients include: dynamic defense (cyber), next-generation virtual infrastructure, decision analytics, design for affordability, and smart compliance. Our commercial clients include major commercial banks and investment banks, healthcare providers, energy companies, and utilities.

Our international activities are primarily focused on the Middle East and North Africa region, where we see strong demand for our services, in particular in the United Arab Emirates, Qatar, Oman, and Kuwait. Our service offerings to international clients leverage our cyber and technology-based capabilities with a focus on on-line government services and cloud applications, enterprise resource planning, advanced persistent threat resolution, supervisory control and data acquisition, and geospatial systems. Our international clients include government ministries and commercial companies in the Middle East and North Africa.

Our Capabilities

We provide services to clients in all of our markets by drawing on the four capability areas below. These services include strategic consulting on our clients’ most important missions, engineering and technology services such as systems integration, and mission support services.

Strategy and Organization

Our strategy and organization capability focuses on helping clients define and achieve their strategic objectives. As of March 31, 2012, we had approximately 2,500 consulting staff providing client service through our strategy and organization capability. We provide transformational programs to improve organizational effectiveness, manage change, and enable client organizations to improve their performance. Our Transformation Life Cycletm framework and Change Management Advanced Practitioner program provide a proven methodology and credentialed experts to help clients succeed. Our areas of expertise include:

•

Strategy and Change Management, helping clients formulate business strategies to meet their mission, and transforming key elements within organizations such as people, processes, technology and physical infrastructure;

•

Organization Efficiency & Effectiveness, redesigning an organization’s structure to fit its mission and strategy, aligning its business purpose, and improving operations and performance through business process reengineering, knowledge management, strategic sourcing, shared services and lean six sigma methodologies; and

•

Human Capital, Learning and Communications, helping clients build new capabilities and increasing workforce performance through competency identification and development of learning programs, designing programs to better manage the workforce for high performance, and building stakeholder understanding and buy-in.

Analytics

Our analytics capability focuses on helping clients address the full spectrum of their business, operational, and mission challenges. From operational and business planning to mission performance and strategic decision making, we help clients make informed decisions with deeper insight, less risk, and greater certainty. As of March 31, 2012, we had approximately 5,500 consulting staff providing client service through our analytics capability. Our areas of expertise include:

•

Cloud Analytics, enhancing our clients’ ability to analyze very large amounts of information stored in or accessed through the cloud using sophisticated statistical and mathematical techniques, to weigh alternative futures, and to make sound decisions that are supported by rigorous methods, including capabilities-based assessments, optimization, modeling and simulation, policy analysis, threat, vulnerability and risk analysis, and war-games;

•

Decision Analytics, enabling our clients to optimize decisions regarding resources through financial and economic analysis, financial stewardship and accountability, and disciplined contract strategy and program controls; and

•

Mission Analytics, helping our clients to gather information from varied sources through the use of human and technical analysis, innovative all-source analysis, analytic training, and counter-intelligence services to gain insights, create foresight and make predictions, support fact-based decision making, and guard against threats.

Technology

Our technology capability focuses on helping clients solve their mission-critical needs through the deployment of advanced technological solutions and techniques. As of March 31, 2012, we had approximately 7,900 highly skilled technology experts and engineers who maintain a deep knowledge of current technology trends and applications. Our experts combine specialized skills with a collaborative problem-solving approach to ensure that we understand a client’s mission and objectives and, based on that understanding, design, develop, and implement technology solutions to support our client’s mission and objectives. Our areas of expertise include:

•

Cyber Technology, enabling clients to execute their missions in cyberspace with trusted and secure networks, systems, and data by delivering solutions for the full life cycle to support information exchange, collaboration, transportation, and storage;

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

Engineering and Operations

Our engineering and operations capability focuses on assisting clients across all markets in executing the transactions associated with buying and selling complex, large-scale products and services. Our staff brings operational expertise in critical areas and offers full spectrum engineering, program integration, and support services throughout the product or service life cycle from scientific exploration and rapid prototyping through development, production, operation, and logistical sustainment. As of March 31, 2012, we had approximately 5,500 consulting staff providing client service through our engineering and operations capability. Our areas of expertise include:

•

Enterprise Integration, providing concept, design, specification, and oversight of the development of complex information technology, communications and mission systems to meet targets for cost, schedule, and performance by providing trained and certified staff ; providing in-depth understanding of, and expertise in, our clients’ mission, culture, processes, and unique and specific capabilities to help ensure the success of a client’s enterprises and associated programs over their life cycle;

•

Engineering, providing specialized support by supplying consulting staff with product, system, or technology specific engineering and scientific skills for application by clients to their missions and programs; and

•

Acquisition, Program Management, and Logistics, providing expertise in program strategy, initiation, planning, management, monitoring, control, or transition for the acquisition of large complex systems to meet client expectations; providing in-depth understanding of clients’ supply chain practices and goals to enhance their ability to optimize logistics business operations and achieve service level requirements at more affordable costs.

Contracts

Our portfolio of contracts is highly diversified consisting of a range of contract vehicles though which our clients may contract for our services, with no single contract accounting for more than 10% of our revenue in any of fiscal 2012, fiscal 2011, or fiscal 2010, and no single task order under any contract accounting for more than 1.2% of our revenue in any of fiscal 2012, fiscal 2011, or fiscal 2010.

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

Listed below are our top definite contract, our top five definite contracts and our top ten definite contracts for fiscal 2012 and revenue recognized under these contracts in fiscal 2012.

	Fiscal 2012	% of Total Revenue	Expiration Date
	(Revenue in millions)
Top Definite Contract	$72.4	1%	12/31/2020
Top Five Definite Contracts	306.1	5%
Top Ten Definite Contracts	442.9	8%

Listed below are our top ID/IQ contract, our top five ID/IQ contracts and our top ten ID/IQ contracts for fiscal 2012, in each case excluding GSA schedules or GWACS, and revenue and the number of active task orders under these contracts as of March 31, 2012. The number of task orders for our top ten contracts does not include task orders under classified contracts due to the fact that information associated with those contracts is classified.

	Fiscal 2012	% of Total Revenue	Number of Task Orders as of March 31, 2012	Expiration Date
	(Revenue in millions)
Top ID/IQ Contract	$572.3	10%	195	9/29/2014
Top Five ID/IQ Contracts	1,548.4	26%	370
Top Ten ID/IQ Contracts	2,018.2	34%	433

As of September 30, 2011, the end of the U.S. government’s fiscal year, there were a total of 32 GSA schedules with over 18,000 schedule holders that generated more than $38.6 billion in annual sales in U.S. government fiscal year 2011. During the U.S government fiscal year 2011 our top three GSA Schedules in terms of sales were the Mission Oriented Business Integrated Services (MOBIS) Schedule, Information Technology (IT) Schedule 70, and the Professional Engineering Services (PES) Schedule. Overall, we were the number two provider under the GSA Federal Supply Schedule program based on total reported GSA contracts sales of $868 million during U.S. government fiscal year 2011.

Listed below are our top three GSA schedules and GWACs in fiscal 2012 and revenue for each of fiscal 2012, fiscal 2011, and fiscal 2010, the number of active task orders as of March 31, 2012 under each of our top three GSA schedules and GWACs and an aggregation of all other GSA schedules and GWACs. These contract vehicles are available to all U.S. government agencies and the revenue stated is the result of individually competed task orders.

	Fiscal 2012	% of Total Revenue	Fiscal 2011	% of Total Revenue	Fiscal 2010	% of Total Revenue	Number of Task Orders as of 31-Mar-12	Expiration Date
		(Revenue in millions)
Mission Oriented Business Integrated Services (MOBIS) — #874	$413.0	7%	$411.6	7%	$351.7	7%	306	9/30/2012
Information Technology (IT) — #70	196.0	3%	226.7	4%	257.7	5%	149	3/22/2014
Professional Engineering Services (PES) — #871	152.9	3%	174.4	3%	216.5	4%	155	10/28/2014
All Others	398.0	7%	363.4	6%	368.2	7%	176

Total	$1,159.9	20%	$1,176.1	20%	$1,194.1	23%	786

We derived approximately 75% of our revenue for fiscal 2012 from over 4,600 task orders under ID/IQ contracts (inclusive of GSA Schedules and GWACs). Listed below for each specified revenue band is the number of, revenue derived from, and average duration of our task orders as of March 31, 2012. The table includes revenue earned during fiscal 2012 under all task orders under these ID/IQ contracts and the number of task orders on which this revenue was earned. Average duration reflected in the table below is calculated based on the inception date of the task order, which may be prior to the beginning of fiscal 2012, and the completion date which may have been prior or subsequent to March 31, 2012. As a result, the actual average remaining duration for task orders included in this table may be less than the average duration shown in the table, and task orders included in the table may have been complete on March 31, 2012.

Segmentation of Task Order by Revenue Fiscal 2012	Number of Task Orders as of March 31, 2012	Fiscal 2012 Revenue	% of Total Fiscal 2012 Revenue	Average Duration (Years)
		(In millions)
Less than $1 million	3,812	$656.3	11%	1.8
Between $1 million and $3 million	457	792.2	14%	3.1
Between $3 million and $5 million	179	697.8	12%	3.7
Between $5 million and $10 million	136	955.4	16%	3.4
Greater than $10 million	65	1,315.8	22%	3.6

Total	4,649	$4,417.5	75%	2.0

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

The following table summarizes the value of our contract backlog at the respective dates presented:

	As of March 31,
	2012	2011
	(In millions)
Funded	$2,898	$2,392
Unfunded (1)	2,681	2,979
Priced options (2)	5,225	5,553

Total backlog	$10,804	$10,924

(1)	Reflects a reduction by management to the revenue value of orders for services under two existing single award ID/IQ contracts based on an established pattern of funding under these contracts by the U.S. government.
(2)	Amounts shown reflect 100% of the undiscounted revenue value of all priced options.

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

Competition

Due to its size, the government consulting market is highly fragmented. As certain commercial sectors of the consulting market have declined over the past few years, competition within the government professional services industry has intensified. In addition to professional service companies like our own that focus principally on the provision of services to the U.S. government, other companies active in our markets include large defense contractors, diversified service providers, and small businesses. Changing government policies and market dynamics are also helping to reshape the competitive landscape. Some large prime contractors are beginning to divest their professional services business units due to the U.S. government’s increased sensitivity to organizational conflicts of interest and these divested companies will be free to compete with us without their former organizational conflicts of interest constraints. The formal adoption of the Federal Acquisition Regulation, or FAR, organizational conflicts of interest rules or additional more restrictive rules by U.S. government agencies could cause further such divestitures which could further increase competition in our markets. At the other end of the spectrum are small businesses. Small businesses are growing in the government services industry due in large part to a push by both the Obama and Bush administrations to bolster the economy by helping small business owners. Finally, due to the foregoing factors and the drive in our markets to quickly build competencies in growth areas and achieve economies of scale, we believe that consolidation activity among market participants will increase.

In the course of doing business, we compete and collaborate with companies of all types. We strive to maintain positive and productive relationships with these organizations. Some of them hire us as a subcontractor, and we hire some of them to work with us as our subcontractors. Our major competitors include: (i) contractors focused principally on the provision of services to the U.S. government, such as CACI International, Inc., L-3 Communications Holdings, Inc., ManTech International Corp., SRA International, Inc., and TASC Inc.; (ii) large defense contractors which provide both products and services to the U.S. government, such as General Dynamics Corp., Lockheed Martin Corp., Northrop Grumman Corp., and Raytheon Co.; and (iii) diversified service providers, such as Accenture, Computer Sciences Corp., Deloitte Consulting LLP, and SAIC, Inc. We compete on the basis of our technical expertise and client knowledge, our ability to successfully recruit appropriately skilled and experienced talent, our ability to deliver cost-effective multi-faceted services in a timely manner, our reputation and relationship with our clients, past performance, security clearances, and the size and scale of our company. In addition, in order to maintain our competitive position, we routinely review our operating structure, capabilities and strategy to determine whether we are effectively meeting the needs of existing clients, effectively responding to developments in our markets and successfully building a platform intended to provide the foundation for the future growth of our business.

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

Booz Allen Hamilton®, Transformation Life Cycle™, the Booz Allen Cyber Solutions Network ™ the Booz Allen Hamilton logo, and other trademarks or service marks of Booz Allen Hamilton Inc. appearing in this Annual Report are property of Booz Allen Hamilton Inc. Trade names, trademarks, and service marks of other companies appearing in this Annual Report are the property of their respective owners.

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

The U.S. government has a broad range of actions that it can instigate in order to enforce its procurement policies. These include proposing a contractor or certain of its operations for debarment or suspending or debarring a contractor or certain of its operations from future government business. On February 6, 2012, our San Antonio office was proposed for debarment by the U.S. Air Force and listed on the government’s Excluded Parties List System (EPLS) website. Although the government’s action did not terminate ongoing work under existing contracts; it affected the ability of our San Antonio office to attain new government business. This matter arose from actions of a former government employee hired by us who inappropriately retained and shared sensitive information about a pending government procurement in violation of the Company’s policies and high standards of ethical conduct. On April 13, 2012, our operating subsidiary, Booz Allen Hamilton Inc., entered in an Administrative Agreement with the U.S. Air Force, which lifted the proposed debarment and removed our San Antonio office from the U.S. government’s Excluded Parties List System. As a result, our San Antonio office is now eligible to compete for new contracts with the U.S. federal government.

Pursuant to the Administrative Agreement, we accepted responsibility for the incident that gave rise to the proposed debarment and related matters. In addition, we agreed to implement firm-wide enhancements to our ethics and compliance program, including future improvements identified by external advisors, to significantly mitigate the possibility of a re-occurrence of such issues. During the three-year term of the Administrative Agreement, which begins on April 13, 2012 (or, if the Air Force determines at any time during such three year period that the Company is not fully compliant with the Administrative Agreement, from the reestablishment of full compliance as determined by the Air Force), we have agreed, among other things, to file quarterly reports with the Air Force regarding the implementation of our remedial measures and adhere to a number of provisions relating to enhanced disclosure of employee misconduct or violations of our ethics and compliance program.

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

The U.S. government is our primary client, with revenue from contracts and task orders, either as a prime or a subcontractor, with U.S. government agencies accounting for 98% of our revenue for fiscal 2012. Our belief is that the successful future growth of our business will continue to depend primarily on our ability to be awarded work under U.S. government contracts, as we expect this will be the primary source of all of our revenue in the foreseeable future. For this reason, any issue that compromises our relationship with the U.S. government generally or any U.S. government agency that we serve would cause our revenue to decline. Among the key factors in maintaining our relationship with U.S. government agencies are our performance on contracts and task orders, the strength of our professional reputation, compliance with applicable laws and regulations, and the strength of our relationships with client personnel. In addition, the mishandling or the perception of mishandling of sensitive information, such as our failure to maintain the confidentiality of the existence of our business relationships with certain of our clients, could harm our relationship with U.S. government agencies. If a client is not satisfied with the quality or type of work performed by us, a subcontractor, or other third parties who provide services or products for a specific project, the client might seek to terminate the contract prior to its scheduled expiration date, provide a negative assessment of our performance to government-maintained contractor past-performance data repositories, fail to award us additional business under existing contracts or otherwise, and direct future business to our competitors. Furthermore, we may incur additional costs to address any such situation and the profitability of that work might be impaired. To the extent that our performance does not meet client expectations, or our reputation or relationships with any of our clients is impaired, our revenue and operating profits could materially decline.

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

The U.S. government budget deficits, the national debt, and the prevailing economic condition, and actions taken to address them, could negatively affect the U.S. government expenditures on defense, intelligence, and civil programs for which we provide support. The Department of Defense is one of our significant clients and cost cutting, including through consolidation and elimination of duplicative organizations and insourcing, has become a major initiative for the Department of Defense. In particular, in March 2011, the Secretary of Defense announced that he has directed the Department of Defense to reduce funding for service support contractors by 10% per year for the next three years. Furthermore, the Budget Control Act of 2011 could impose an estimated $500-$600 billion in automatic federal defense spending cuts between 2013 and 2021 unless the federal government delays or changes this legislation. A reduction in the amount of services that we are contracted to provide to the Department of Defense as a result of any of these related initiatives, legislation or otherwise could have a material adverse effect on our business and results of operations.

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

Further, if the U.S. government were to initiate suspension or debarment proceedings against us or if we are indicted for or convicted of illegal activities relating to our U.S. government contracts following an audit, review, or investigation, we may lose our ability to be awarded contracts in the future or receive renewals of existing contracts for a period of time which could materially and adversely affect our results of operations or financial condition. We could also suffer harm to our reputation if allegations of impropriety were made against us, which would impair our ability to win awards of contracts in the future or receive renewals of existing contracts. For example, on February 6, 2012, our San Antonio office was proposed for debarment by the U.S. Air Force and listed on the government’s Excluded Parties List System due to the actions of one of our former employees who inappropriately retained and shared sensitive information with other professionals in that office. The U.S. Air Force has since lifted the proposed debarment and removed our San Antonio office from the government’s Excluded Parties List System. See “Item 1. Business — Regulation” for additional information.

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

We believe that one of the key elements of our success is our position as the holder of 11 GSA schedules, and as a prime contractor under two GWACs as of March 31, 2012. Our ability to maintain our existing business and win new business depends on our ability to maintain our position as a GSA schedule contractor and a prime contractor on GWACs. The loss of any of our GSA schedules or our prime contractor position on any of our contracts could have a material adverse effect on our ability to win new business and our operating results. In addition, if the U.S. government elects to use a contract vehicle that we do not hold, we will not be able to compete for work under that contract vehicle as a prime contractor.

We may earn less revenue than projected, or no revenue, under certain of our contracts.

Many of our contracts with our clients are ID/IQ contracts, including GSA schedules and GWACs. ID/IQ contracts provide for the issuance by the client of orders for services or products under the contract, and often contain multi-year terms and unfunded ceiling amounts, which allow but do not commit the U.S. government to purchase products and services from contractors. Our ability to generate revenue under each of these types of contracts depends upon our ability to be awarded task orders for specific services by the client. ID/IQ contracts may be awarded to one contractor (single award) or several contractors (multiple award). Multiple contractors must compete under multiple award ID/IQ contracts for task orders to provide particular services, and contractors earn revenue only to the extent that they successfully compete for these task orders. In fiscal 2012, fiscal 2011, and fiscal 2010, our revenue under our GSA schedules and GWACs accounted for 20%, 20%, and 23%, respectively, of our total revenue. A failure to be awarded task orders under such contracts would have a material adverse effect on our results of operations and financial condition.

Our earnings and profitability may vary based on the mix of our contracts and may be adversely affected by our failure to accurately estimate or otherwise recover the expenses, time, and resources for our contracts.

We enter into three general types of U.S. government contracts for our services: cost-reimbursable, time-and-materials, and fixed-price. For fiscal 2012, we derived 54% of our revenue from cost-reimbursable contracts, 31% from time-and-materials contracts and 15% from fixed-price contracts.

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

As of March 31, 2012, our total backlog was $10.8 billion, of which $2.9 billion was funded. We define backlog to include the following three components:

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

We historically have not realized all of the revenue included in our total backlog, and we may not realize all of the revenue included in our total backlog in the future. There is a somewhat higher degree of risk in this regard with respect to unfunded backlog and priced options. In addition, there can be no assurance that our backlog will result in actual revenue in any particular period. This is because the actual receipt, timing, and amount of revenue under contracts included in backlog are subject to various contingencies, including congressional appropriations, many of which are beyond our control. In particular, delays in the completion of the U.S. government’s budgeting process and the use of continuing resolutions could adversely affect our ability to timely recognize revenue under our contracts included in backlog. Furthermore, the actual receipt of revenue from contracts included in backlog may never occur or may be delayed because: a program schedule could change or the program could be canceled; a contract’s funding or scope could be reduced, modified, delayed, or terminated early, including as a result of a lack of appropriated funds or as a result of cost cutting initiatives and other efforts to reduce U.S. government spending such as the initiatives announced by the Secretary of Defense in March 2011 and the automatic federal defense spending cuts required by the Budget Control Act of 2011; in the case of funded backlog, the period of performance for the contract has expired; in the case of unfunded backlog, funding may not be available; or, in the case of priced options, our clients may not exercise their options. In addition, consulting staff headcount growth is the primary means by which we are able to recognize revenue growth. Any inability to hire additional appropriately qualified personnel or failure to timely and effectively deploy such additional personnel against funded backlog could negatively affect our ability to grow our revenue. Furthermore, even if our backlog results in revenue, the contracts may not be profitable.

We may fail to attract, train and retain skilled and qualified employees with appropriate security clearances, which may impair our ability to generate revenue, effectively serve our clients, and execute our growth strategy.

Our business depends in large part upon our ability to attract and retain sufficient numbers of highly qualified individuals who may have advanced degrees in areas such as information technology as well as appropriate security clearances. We compete for such qualified personnel with other U.S. government contractors, the U.S. government, and private industry, and such competition is intense. Personnel with the requisites skills, qualifications, or security clearance may be in short supply or generally unavailable. In addition, our ability to recruit, hire, and internally deploy former employees of the U.S. government is subject to complex laws and regulations, which may serve as an impediment to our ability to attract such former employees, and failure to comply with these laws and regulations may expose us and our employees to civil or criminal penalties. If we are unable to recruit and retain a sufficient number of qualified employees, or fail to deploy such employees or obtain their appropriate security clearances in a timely manner, our ability to maintain and grow our business and to effectively serve our clients could be limited and our future revenue and results of operations could be materially and adversely affected. Furthermore, to the extent that we are unable to make necessary permanent hires to appropriately serve our clients, we could be required to engage larger numbers of contracted personnel, which could reduce our profit margins.

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

Our profitability could suffer if we are not able to timely and effectively utilize our employees.

The cost of providing our services, including the degree to which our employees are utilized, affects our profitability. The degree to which we are able to utilize our employees is affected by a number of factors, including:

•	our ability to transition employees from completed projects to new assignments and to hire, assimilate, and deploy new employees;

•

our ability to forecast demand for our services and to maintain and deploy headcount that is aligned with demand, including employees with the right mix of skills and experience to support our projects;

•	our employees’ inability to obtain or retain necessary security clearances;

•	our ability to manage attrition; and

•	our need to devote time and resources to training, business development, and other non-chargeable activities.

If our employees are under-utilized, our profit margin and profitability could suffer. Additionally, if our employees are over-utilized, it could have a material adverse effect on employee engagement and attrition, which would in turn have a material adverse impact on our business.

We may lose one or more members of our senior management team or fail to develop new leaders, which could cause the disruption of the management of our business.

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

Our employees or subcontractors may engage in misconduct or other improper activities, which could harm our ability to conduct business with the U.S. government.

We are exposed to the risk that employee or subcontractor fraud or other misconduct could occur. Misconduct by employees or subcontractors could include intentional or unintentional failures to comply with U.S. government procurement regulations, engaging in unauthorized activities, or falsifying time records. Employee or subcontractor misconduct could also involve the improper use of our clients’ sensitive or classified information or the failure to comply with legislation or regulations regarding the protection of sensitive or classified information. It is not always possible to deter employee or subcontractor misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses, which could materially harm our business. As a result of such misconduct, our employees could lose their security clearance and we could face fines and civil or criminal penalties, loss of facility clearance accreditation, and suspension or debarment from contracting with the U.S. government, as well as reputational harm, which would materially and adversely affect our results of operations and financial condition. See, for example, “Item 1. Business — Regulation” for a description of the recently resolved debarment proceedings against our San Antonio office.

We face intense competition from many competitors, which could cause us to lose business, lower prices and suffer employee departures.

Our business operates in a highly competitive industry, and we generally compete with a wide variety of U.S. government contractors, including large defense contractors, diversified service providers, and small businesses. We also face competition from entrants into our markets including companies divested by large prime contractors in response to increasing scrutiny of organizational conflicts of interest issues and from market participants formed by or benefiting from industry consolidation. Some of these companies possess greater financial resources and larger technical staffs, and others have smaller and more specialized staffs. These competitors could, among other things:

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

We estimate that revenue derived from contracts under which we acted as a subcontractor to other companies represented 10% of our revenue for fiscal 2012. As a subcontractor, we often lack control over fulfillment of a contract, and poor performance on the contract could tarnish our reputation, even when we perform as required, and could cause other contractors to choose not to hire us as a subcontractor in the future. In addition, if the U.S. government terminates or reduces other prime contractors’ programs or does not award them new contracts, subcontracting opportunities available to us could decrease, which would have a material adverse effect on our financial condition and results of operations.

Adverse judgments or settlements in legal disputes could result in materially adverse monetary damages or injunctive relief and damage our reputation.

We are subject to, and may become a party to, a variety of litigation or other claims and suits that arise from time to time in the ordinary course of our business. For example, over time, we have had disputes with current and former employees involving alleged violations of civil rights, wage and hour, and worker’s compensation laws. Further, as more fully described under “Item 3. Legal Proceedings,” six former officers and stockholders who had departed the firm prior to the acquisition have filed suits against our company and certain of our current and former directors and officers. Each of the suits arises out of the acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of acquisition. The results of litigation and other legal proceedings are inherently uncertain and adverse judgments or settlements in some or all of these legal disputes may result in materially adverse monetary damages or injunctive relief against us. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or obtain adequate insurance in the future. The litigation and other claims described under the “Item 3. Legal Proceedings” are subject to future developments and management’s view of these matters may change in the future.

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

Internal system or service failures, including as a result of cyber or other security threats, could disrupt our business and impair our ability to effectively provide our services to our clients, which could damage our reputation and have a material adverse effect on our business and results of operations.

We create, implement, and maintain information technology and engineering systems, and provide services that are often critical to our clients’ operations, some of which involve classified or other sensitive information and may be conducted in war zones or other hazardous environments. As a result, we are subject to systems or service failures, not only resulting from our own failures or the failures of third-party service providers, natural disasters, power shortages, or terrorist attacks, but also from continuous exposure to cyber and other security threats, including computer viruses, attacks by computer hackers or physical break-ins. In particular, as a U.S. Government contractor, we face a heightened risk of a security breach or disruption with respect to classified or other sensitive information resulting from an attack by computer hackers, foreign governments, and cyber terrorists. We have been the target of these types of attacks in the past and future attacks are likely to occur. If successful, these types of attacks on our network or other systems or service failures could have a material adverse effect on our business and results of operations, due to, among other things, the loss of client or proprietary data, interruptions or delays in our clients’ businesses, and damage to our reputation. In addition, the failure or disruption of our systems, communications, or utilities could cause us to interrupt or suspend our operations, which could have a material adverse effect on our business and results of operations.

If our systems, services, or other applications have significant defects or errors, are successfully attacked by cyber and other security threats, suffer delivery delays, or otherwise fail to meet our clients’ expectations, we may:

•	lose revenue due to adverse client reaction;

•	be required to provide additional services to a client at no charge;

•	incur additional costs related to monitoring and increasing our cybersecurity;

•	lose revenue due to the deployment of internal staff for remediation efforts instead of client assignments;

•	receive negative publicity, which could damage our reputation and adversely affect our ability to attract or retain clients;

•	be unable to successfully market services that are reliant on the creation and maintaining of secure information technology systems to U.S. government, international, and commercial clients;

•	suffer claims for substantial damages, particularly as a result of any successful network or systems breach and exfiltration of client information; or

•	incur significant costs complying with applicable federal or state law, including laws governing protection of personal information.

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

The growth of our U.S. and international business entails risks, including those associated with new relationships, clients, capabilities, service offerings, and maintaining our collaborative culture and core values.

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

In addition, with the growth of our U.S. and international operations, we are now providing client services and undertaking business development efforts in numerous and disparate geographic locations both domestically and internationally. Our ability to effectively serve our clients is dependent upon our ability to successfully leverage our operating model across all of these and any future locations, maintain effective management controls over all of our locations to ensure, among other things, compliance with applicable laws, rules and regulations, and instill our core values in all of our personnel at each of these and any future locations. Any inability to ensure any of the foregoing could have a material adverse effect on our business and results of operations.

Our international operations are subject to special U.S. government laws and regulations, such as the Foreign Corrupt Practices Act, and regulations and procurement policies and practices, including regulations to import-export control, which may expose us to liability or impair our ability to compete in international markets.

Our international operations are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. and other business entities for the purpose of obtaining or retaining business. We have operations and deal with governmental customers in countries known to experience corruption, including certain emerging countries in the Middle East. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants or contractors that could be in violation of various laws including the FCPA, even though these parties are not always subject to our control. We are also subject to import-export control regulations restricting the use and dissemination of information classified for national security purposes and the export of certain products, services, and technical data, including requirements regarding any applicable licensing of our employees involved in such work.

If we were to fail to comply with the FCPA or the applicable import-export control regulations, we could be subject to substantial civil and criminal penalties, including fines for our company and incarceration for responsible employees and managers, and the possible loss of export or import privileges which could have a material adverse effect on our business and results of operations.

Changes to our operating structure, capabilities or strategy intended to address our clients’ needs, respond to developments in our markets and grow our business may not be successful.

We routinely review our operating structure, capabilities and strategy to determine whether we are effectively meeting the needs of existing clients, effectively responding to developments in our markets and successfully building a platform intended to provide the foundation for the future growth of our business. The outcome of any such review is difficult to predict and the extent of changes to our business following such a review, if any, are dependent in part upon the nature and extent of the review. If we decide to implement changes to our operating structure, capabilities, strategy or any other aspect of our business following an internal review, those changes may materially alter various aspects of our business or our business model as an entirety and there can be no assurance that any such changes will be successful or that they will not ultimately have a negative effect on our business and results of operations.

We and our subsidiaries may incur debt in the future, which could substantially reduce our profitability, limit our ability to pursue certain business opportunities, and reduce the value of your investment.

In connection with the acquisition and the recapitalization transaction, which refers to the December 2009 payment of a special dividend and repayment of a portion of the deferred payment obligation and the related amendments to our credit agreements, and as a result of our business activities, we have incurred a substantial amount of debt. As of March 31, 2012, we had approximately $965.4 million of debt outstanding. The instruments governing our indebtedness may not prevent us or our subsidiaries from incurring additional debt in the future or other obligations that do not constitute indebtedness, which could increase the risks described below and lead to other risks. In addition, we may, increase the borrowing capacity under our senior secured credit agreement without the consent of any person other than the institutions agreeing to provide all or any portion of such increase, to an amount not to exceed $150.0 million and, subject to certain closing conditions including pro forma compliance with financial covenants, an additional $150.0 million. The amount of our debt or such other obligations could have important consequences, including, but not limited to:

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

For fiscal 2012, we derived a substantial portion of our revenue from contracts with the U.S. government that are classified or subject to security restrictions that preclude the dissemination of certain information. In addition, a significant number of our employees have security clearances which preclude them from providing information regarding certain of our clients and services provided to such clients to other of our employees without security clearances and investors. Because we are limited in our ability to provide information about these contracts and services, the various risks associated with these contracts or services or any dispute or claims relating to such contracts or services, you may not have important information concerning our business, which will limit your insight into a substantial portion of our business and therefore may be less able to fully evaluate the risks related to that portion of our business.

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

As part of our operating strategy, we may choose to selectively pursue acquisitions. This could pose many risks, including:

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

As a result of the Small Business Administration set-aside program, the U.S. government may decide to restrict certain procurements only to bidders that qualify as minority-owned, small, or small disadvantaged businesses. As a result, we would not be eligible to perform as a prime contractor on those programs and would be restricted to a maximum of 49% of the work as a subcontractor on those programs. An increase in the amount of procurements under the Small Business Administration set-aside program may impact our ability to bid on new procurements as a prime contractor or restrict our ability to recomplete on incumbent work that is placed in the set-aside program.

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

The operations of Booz Allen Holding are conducted almost entirely through its subsidiaries and its ability to generate cash to meet its debt service obligations or to pay dividends is highly dependent on the earnings and the receipt of funds from its subsidiaries via dividends or intercompany loans. Further, our senior secured credit agreement significantly restricts the ability of our subsidiaries to pay dividends or otherwise transfer assets to us. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock. On February 29, 2012 we paid a dividend to holders of our Class A Common Stock, Class B Non-Voting Common Stock and Class E Special Voting Stock, which was funded entirely by our subsidiaries. In addition, on May 29, 2012, we declared a special and regular dividend to holders of our Class A Common Stock, Class B Non-Voting Common Stock and Class E Special Voting Stock, which was funded entirely by our subsidiaries. We may declare and make future dividend payments, which obligates our subsidiaries to make funds available to us for the payment of the dividends.

Our principal stockholder could exert significant influence over our company.

As of March 31, 2012, Carlyle, through Coinvest, owned shares of our common stock representing 75% of our outstanding voting power (excluding shares of common stock with respect to which Carlyle has received a voting proxy pursuant to irrevocable proxy and tag-along agreements). Under the terms of the irrevocable proxy and tag-along agreements Carlyle is able to exercise voting power over shares of our common stock owned by a number of other stockholders, including our executive officers, with respect to the election and removal of directors and change of control transactions. As a result, Carlyle will have a controlling influence over all matters presented to our stockholders for approval, including election and removal of our directors and change of control transactions.

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

Our financial results may vary significantly from period to period in the future as a result of many external factors that are outside of our control. Factors that may affect our financial results and that could cause the market price of our outstanding securities, including our Class A Common Stock, to fluctuate include those listed in this “Risk Factors” section and others such as:

•	any cause of reduction or delay in U.S. government funding;

•	fluctuations in revenue earned on existing contracts;

•	commencement, completion, or termination of contracts during a particular period;

•	a potential decline in our overall profit margins if our other direct costs and subcontract revenue grow at a faster rate than labor-related revenue;

•	strategic decisions by us or our competitors, such as changes to business strategy, strategic investments, acquisitions, divestitures, spin offs, and joint ventures;

•	a change in our contract mix to less profitable contracts;

•	changes in policy or budgetary measures that adversely affect U.S. government contracts in general;

•	variable purchasing patterns under U.S. government GSA schedules, blanket purchase agreements, which are agreements that fulfill repetitive needs under GSA schedules, and ID/IQ contracts;

•	changes in demand for our services and solutions;

•	fluctuations in the degree to which we are able to utilize our professionals;

•	seasonality associated with the U.S. government’s fiscal year;

•	an inability to utilize existing or future tax benefits for any reason, including a change in law;

•	alterations to contract requirements; and

•	adverse judgments or settlements in legal disputes.

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

Indebtedness under our senior secured credit agreement is secured by a lien on substantially all of our assets. Accordingly, if an event of default were to occur under our senior secured credit agreement, the senior secured lenders under such facilities would have a prior right to our assets, to the exclusion of our general creditors in the event of our bankruptcy, insolvency, liquidation, or reorganization. In that event, our assets would first be used to repay in full all indebtedness and other obligations secured by them (including all amounts outstanding under our senior secured credit agreement), resulting in all or a portion of our assets being unavailable to satisfy the claims of our unsecured indebtedness. Only after satisfying the claims of our unsecured creditors and our subsidiaries’ unsecured creditors would any amount be available for our equity holders. The pledge of these assets and other restrictions may limit our flexibility in raising capital for other purposes. Because substantially all of our assets are pledged under these financing arrangements, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on our financial flexibility. As of March 31, 2012, we had $965.4 million of indebtedness outstanding under our senior secured credit agreement and had $272.8 million of capacity available for additional borrowings under the revolving portion of our senior secured credit agreement. In addition, we may, increase the borrowing capacity under our senior secured credit agreement without the consent of any person other than the institutions agreeing to provide all or any portion of such increase, to an amount not to exceed $150.0 million and, subject to certain closing conditions including pro forma compliance with financial covenants, an additional $150.0 million.

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

In particular, the Sarbanes-Oxley Act of 2002 requires us to document and test the effectiveness of our internal control over financial reporting in accordance with an established internal control framework, and to report on our conclusions as to the effectiveness of our internal controls. It also requires an independent registered public accounting firm to test our internal control over financial reporting and report on the effectiveness of such controls. In addition, we are required under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to maintain disclosure controls and procedures and internal control over financial reporting. Any failure to maintain effective controls or implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, or if our independent registered public accounting firm is unable to provide us with an unqualified report regarding the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements. This could result in a decrease in the value of our common stock. Failure to comply with the Sarbanes-Oxley Act of 2002 could potentially subject us to sanctions or investigations by the SEC, the New York Stock Exchange, or other regulatory authorities.

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

These provisions may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if the provisions are viewed as discouraging takeover attempts in the future. In addition, we have opted out of Section 203 of the Delaware General Corporation Law, which would have otherwise imposed additional requirements regarding mergers and other business combinations, until Carlyle and its affiliates no longer own more than 20% of our Class A Common Stock. After such time, we will be governed by Section 203.

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

As of March 31, 2012, Carlyle owned 95,660,000 shares of our Class A Common Stock, or 75% of our outstanding Class A Common Stock (excluding shares of common stock with respect to which Carlyle has received a voting proxy pursuant to irrevocable proxy and tag-along agreements). If Carlyle sells, or the market perceives that Carlyle intends to sell, a substantial portion of its beneficial ownership interest in us in the public market, the market price of our Class A Common Stock could decline significantly. The sales also could make it more difficult for us to sell equity or equity-related securities at a time and price that we deem appropriate.

As of March 31, 2012 128,392,549 shares of our Class A Common Stock were outstanding. In addition to the shares owned by Carlyle, 4,571,289 shares of our Class A Common Stock which are held by directors, executive officers and other affiliates, are restricted securities within the meaning of Rule 144 under the Securities Act eligible for resale in the public market subject to volume, manner of sale and holding period limitations under Rule 144 under the Securities Act. 4,020,145 shares of our Class A Common Stock are issuable upon transfer of our Class B Non-Voting Common Stock and Class C Restricted Common Stock. In addition,

(1) 9,437,078 shares of our Class A Common Stock are issuable upon the exercise of outstanding stock options granted under our Officers’ Rollover Stock Plan relating to our outstanding Class E Special Voting Common Stock and (2) 22,957,282 shares of our Class A Common Stock underlying options that are either subject to the terms of our Equity Incentive Plan or reserved for future issuance under our Equity Incentive Plan are eligible for sale in the public market to the extent permitted by the provisions of various option agreements and, to the extent held by affiliates, the volume and manner of sale restrictions of Rule 144. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the price of our Class A Common Stock could decline substantially.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We do not own any facilities or real estate. Our corporate headquarters are located at 8283 Greensboro Drive, McLean, Virginia 22102. We lease other operating offices and facilities throughout North America, and a limited number of overseas locations. Our principal offices outside of McLean, Virginia include: Annapolis Junction, Maryland; Rockville, Maryland; San Diego, California; Herndon, Virginia and Washington, D.C. We have a number of Sensitive Compartmented Information Facilities, which are enclosed areas within buildings that are used to perform classified work for the U.S. Intelligence Community. Many of our employees are located in facilities provided by the U.S. government. The total square footage of our leased offices and facilities is approximately 3.1 million square feet. We believe our facilities meet our current needs, and that additional facilities will be required and available as we expand in the future.

Item 3.	Legal Proceedings.

Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. On April 13, 2012, we entered into an Administrative Agreement with the U.S. Air Force, which lifted the proposed debarment of our San Antonio office and removed it from the U.S. government’s Excluded Parties List System. See “Item 1. Business — Regulation” for additional information. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts that currently range up to $40.0 million or have a reasonably estimated outcome within that range or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of March 31, 2012 and 2011, there are no amounts accrued in the consolidated financial statements related to these proceedings.

Six former officers and stockholders who had departed the firm prior to the acquisition have filed a total of nine suits in various jurisdictions, with original filing dates ranging from July 3, 2008 through December 15, 2009 (three of which were amended on July 2, 2010 and then further amended into one consolidated complaint on September 7, 2010), against us and certain of our current and former directors and officers. Each of the suits arises out of the acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the acquisition. Some of the suits also allege that the acquisition price paid to stockholders was insufficient. The various suits assert claims for breach of contract, tortious interference with contract, breach of fiduciary duty, civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations, violations of the Employee Retirement Income Security Act, or ERISA, and/or securities and common law fraud. Two of these suits have been dismissed with all appeals exhausted. Five of the remaining suits are pending in the United States District Court for the Southern District of New York, the sixth is pending in New York state court, and the seventh is pending in the United States District Court for the Southern District of California. The aggregate alleged damages sought in these seven remaining suits is approximately $348.7 million ($291.5 million of which is sought to be trebled pursuant to RICO), plus punitive damages, costs, and fees. Although the outcome of any of these cases is inherently uncertain and may be materially adverse, based on current information, we do not expect them to have a material adverse effect on our financial condition and results of operations.

Item 4.	Mine Safety Disclosures.

None.

Executive Officers of the Registrant

The following table sets forth information about our executive officers as of May 18, 2012:

Name	Age	Position
Ralph W. Shrader	67	Chairman of the Board, President and Chief Executive Officer
Samuel R. Strickland	61	Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Director
Horacio D. Rozanski	44	Executive Vice President and Chief Operating Officer
Karen M. Dahut	48	Senior Vice President
Francis J. Henry, Jr.	60	Executive Vice President
Lloyd Howell, Jr.	45	Executive Vice President
Ronald T. Kadish	64	Senior Vice President
Gary D. Labovich	52	Senior Vice President
Joseph Logue	46	Executive Vice President
Joseph W. Mahaffee	54	Executive Vice President and Chief Information Security Officer
John D. Mayer	66	Executive Vice President
John M. McConnell	66	Executive Vice President and Vice Chairman
Robert S. Osborne	57	Executive Vice President and General Counsel
Patrick F. Peck	54	Executive Vice President
Elizabeth M. Thompson	57	Senior Vice President and Chief Personnel Officer
Richard J. Wilhelm	66	Executive Vice President

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

He serves on the board of directors of ServiceSource, the largest community rehabilitative program in Virginia, and is past Chairman of the Neediest Kids and a past board member of Abilities Inc.

Samuel R. Strickland is an Executive Vice President of our company and our Chief Financial and Administrative Officer. He has served as our Chief Administrative Officer since 1999 and Chief Financial Officer since 2008. He joined our company in 1995, and became an Executive Vice President in 2004. Mr. Strickland is a board member of our company. Externally, Mr. Strickland has served on the Board of Trustees at the George Mason University Foundation and Inova Health Services.

Horacio D. Rozanski is an Executive Vice President of our company and our Chief Operating Officer. Mr. Rozanski served as the Chief Strategy and Talent Officer in 2010 and, prior to that, Chief Personnel Officer of our company from 2002 through 2010. Mr. Rozanski joined our company in 1992 and became an Executive Vice President in 2009. He serves on the boards of advisors for the Wolf Trap Foundation for the Performing Arts and the Hidden Brain Drain task force.

Karen M. Dahut is a Senior Vice President and is the lead for the company’s Analytics capability. Ms. Dahut joined our company in 2002 and became a Senior Vice President in 2004. Previously, Ms. Dahut led the company’s US Navy and Marine Corps business and its Economic and Business Analytics (EBA) capability. She is also a trustee of the Employee Capital Accumulation Plan (ECAP) Board of Trustees. Ms. Dahut is a Board Member of the Northern Virginia Technology Council and serves on the Board of Trustees for Stone Ridge School of the Sacred Heart in Bethesda, Maryland.

Francis J. Henry, Jr. is an Executive Vice President of our company and is the market lead for the Civil business. Mr. Henry joined our company in 1977 and became an Executive Vice President in 2009. Mr. Henry is the chairman of the Employees’ Capital Accumulation Plan trustees. Mr. Henry serves on the National Council of the Smithsonian’s National Museum of the American Indian.

Lloyd Howell, Jr. is an Executive Vice President of our company and is the client service officer for our financial services clients. Mr. Howell joined our company in 1988, left in 1991, rejoined in 1995 and became an Executive Vice President in 2005. He is chairman of the Ethics & Compliance Committee. Mr. Howell serves on the boards of directors of the United Negro College Fund, Partnership for Public Service and Management Leadership for Tomorrow.

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

Gary D. Labovich is a Senior Vice President of our company and is the lead for our Technology capability. He joined the company in 2004. Mr. Labovich is a member of the Board of Trustees for the National Capital Chapter of the National Multiple Sclerosis Society.

Joseph Logue is an Executive Vice President of our company and is the market lead for the Defense business. Mr. Logue joined our company in 1997 and became an Executive Vice President in 2009. Previously, he led our former commercial Information Technology practice.

Joseph W. Mahaffee is an Executive Vice President of our company and is our Chief Information Security Officer. Mr. Mahaffee joined our company in 1981 and became an Executive Vice President in 2007. He is a member of the Technology Capability Leadership Team and the CIO Council. He is a member of the board of directors of the Independent College Fund of Maryland where he serves as the Chairman of the National Security Scholarship Program.

John D. Mayer is an Executive Vice President of our company and is the lead for the Strategy and Organization capability. Mr. Mayer joined our company in 1997 and became an Executive Vice President in 2009. He is chairman of the board of directors of the Homeland Security and Defense Business Council, a member of the board of the Washington Education and Tennis Foundation, and was a former member of the Corporate Advisory Board for the Darden School of Business at the University of Virginia.

John M. McConnell is Vice Chairman and an Executive Vice President of our company and leads the company’s Cyber initiative firmwide. Previously, he was the firm’s market lead for the Intelligence business. Mr. McConnell previously served from 2007 through 2009 in the Cabinet-level position of U.S. Director of

National Intelligence. From 1996 through 2007, Mr. McConnell served as an officer of our company and became an Executive Vice President in 2009. He served in the U.S. Navy for 29 years, achieving the rank of Vice Admiral. While on active duty, Mr. McConnell was Director of the National Security Agency.

Robert S. Osborne is an Executive Vice President of our company and our General Counsel. Mr. Osborne joined our company in 2010 as a Senior Vice President. From 2006 to 2009, Mr. Osborne served as Group Vice President and General Counsel of General Motors Corporation, which filed for Chapter 11 bankruptcy proceedings in 2009. From 2002 to 2006, Mr. Osborne was chair of the corporate department of Jenner & Block LLP, and he returned to practice there as a partner from late 2009 to early 2010. Prior to 2002, Mr. Osborne was a partner of Kirkland & Ellis LLP, where he had practiced law since 1979.

Patrick F. Peck is an Executive Vice President of our company and leads the company’s initiative in Enterprise Effectiveness and Efficiency. Previously, he led our Commercial business and Technology capability. Mr. Peck joined our company in 1984 and became an Executive Vice President in 2008. He serves on the board of directors of Junior Achievement’s National Capital Area.

Elizabeth M. Thompson a Senior Vice President of our company and serves as our Chief Personnel Officer. Ms. Thompson joined our company in 2008. Ms. Thompson served as Vice President of Human Resources for Fannie Mae from 2000 to 2008.

Richard J. Wilhelm is an Executive Vice President of the company and the Market lead for our Intelligence business. He previously served as the leader of the company’s Analytics capability. He joined our company in 1998 and became an Executive Vice President in 2009. He serves on the board of directors of the World Affairs Council of America, is a member of the Markle Foundation Task Force on National Security in the Age of Terrorism, and is on the Board of Advisors of the Maxwell School of Public Citizenship at Syracuse University.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A Common Stock began trading on the New York Stock Exchange on November 17, 2010. There is no established trading market for each of our Class B Non-Voting Common Stock, Class C Restricted Common Stock or Class E Special Voting Common Stock. On May 14, 2012, there were 9,552, 44, 34 and 102 beneficial holders of our Class A Common Stock, Class B Non-Voting Common Stock, Class C Restricted Common Stock and Class E Special Voting Common Stock, respectively. The following table sets forth, for the periods indicated, the high and low sales price per share of our Class A Common Stock as reported by the New York Stock Exchange:

	High	Low
Fiscal 2012
1st Quarter	$19.93	$17.39
2nd Quarter	20.11	13.33
3rd Quarter	18.24	13.61
4th Quarter	18.57	16.71
Fiscal 2011
3rd Quarter (starting on November 17, 2010)	$20.73	$18.35
4th Quarter	20.29	17.60

Dividends

On February 1, 2012, we declared a $0.09 per share cash dividend on all issued and outstanding shares of Class A Common Stock, Class B Non-Voting Common Stock, and Class C Restricted Common Stock payable to holders of record as of February 13, 2012. We expect to continue to declare or pay similar or special dividends in the foreseeable future. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments” for further information.

Recent Sales of Unregistered Securities

During the first quarter of fiscal 2012, we issued (i) 295,911 shares of our Class A Common Stock to certain officers and other employees in connection with the exercise of options for aggregate consideration of $1,266,499.08 and (ii) 20,231 shares of our Class A Common Stock to certain directors in lieu of payment of fees for their services as directors. These sales and issuances were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 and Rule 701 promulgated under the Securities Act of 1933, as amended.

Use of Proceeds from Registered Securities

None.

Equity Compensation Plans

The following table presents information concerning the securities authorized for issuance pursuant to our equity compensation plans as of March 31, 2012:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by securityholders	20,778,259	(1)	$4.92	11,616,000
Equity compensation plans not approved by securityholders	—		N/A	—

Total	20,778,259	(1)	$4.92	11,616,000

(1)	Upon the exercise of all outstanding options, we will issue approximately 20,777,407 shares of Class A Common Stock and will redeem approximately 852 fractional shares for cash.

Performance

The graph set forth below compares the cumulative shareholder return on our common stock between November 17, 2010 (the date our Class A common stock began trading on the New York Stock Exchange) and March 31, 2012, to the cumulative return of (i) the Russell 1000 Index and (ii) the Dow Jones US Computer Services Index over the same period. This graph assumes an initial investment of $100 on November 17, 2010 in our common stock, the Russell 1000 Index, and the Dow Jones US Computer Services Index and assumes the reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURNS SINCE IPO

ASSUMES $100 INVESTED ON NOV. 17, 2010

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING MARCH 31, 2012

Company/Market/Peer Group	11/17/2010	12/31/2010	3/31/2011	6/30/2011	9/30/2011	12/31/2011	3/31/2012
Booz Allen Hamilton Holding Corp	$100.00	$100.94	$93.56	$99.27	$77.25	$89.61	$88.91
Russell 1000 Index	$100.00	$107.16	$113.85	$114.00	$97.26	$108.80	$122.85
DJ US Computer Services Index	$100.00	$104.77	$117.02	$121.00	$118.46	$124.33	$144.08

*	Note: BAH base values reflect the closing price of $19.25 on the first day of trading and index base values are as of 11/17/2010 end of day.

Item 6.	Selected Financial Data.

The selected consolidated statements of operations data for fiscal 2012, fiscal 2011, and fiscal 2010 and the selected consolidated balance sheet data as of March 31, 2012, 2011 and 2010 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated statement of operations data for the eight months ended March 31, 2009, and the four months ended July 31, 2008 and fiscal 2008 and the selected consolidated balance sheet data as of March 31, 2010, 2009 and 2008 have been derived from audited consolidated financial statements which are not included in this Annual Report. Our historical results are not necessarily indicative of the results that may be expected for any future period. The selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report.

Booz Allen Hamilton was indirectly acquired by Carlyle on July 31, 2008. Immediately prior to the acquisition, Booz Allen Hamilton spun off its commercial and international business and retained its U.S. government business. The accompanying consolidated financial statements are presented for (1) the “Predecessor,” which are the financial statements of Booz Allen Hamilton and its consolidated subsidiaries for the period preceding the acquisition, and (2) the “Company,” which are the financial statements of Booz Allen Holding and its consolidated subsidiaries for the period following the acquisition. Prior to the acquisition, Booz Allen Hamilton’s U.S. government business is presented as the continuing operations of the Predecessor. The Predecessor’s consolidated financial statements have been presented for the four months ended July 31, 2008 and fiscal 2008. The operating results of the commercial and international business that was spun off by Booz Allen Hamilton effective July 31, 2008 have been presented as discontinued operations in the accompanying consolidated financial statements. The Company’s consolidated financial statements for periods subsequent to the acquisition have been presented for fiscal 2012, fiscal 2011, fiscal 2010, and from August 1, 2008 through March 31, 2009. The Predecessor’s financial statements may not necessarily be indicative of the cost structure or results of operations that would have existed if the U.S. government business operated as a stand-alone, independent business. The acquisition was accounted for as a business combination, which resulted in a new basis of accounting. The Predecessor’s and the Company’s financial statements are not comparable as a result of applying a new basis of accounting.

Included in the table below are unaudited pro forma results of operations for the twelve months ended March 31, 2009, or “pro forma 2009,” assuming the acquisition had been completed as of April 1, 2008. The unaudited pro forma consolidated results of operations for fiscal 2009 are based on our historical audited consolidated financial statements which are not included in this Annual Report, adjusted to give pro forma effect to the acquisition. The unaudited pro forma consolidated results of operations for fiscal 2009 are presented because management believes it provides a meaningful comparison of operating results enabling twelve months of fiscal 2009, adjusted for the impact of the acquisition, to be compared with fiscal 2010. The unaudited pro forma consolidated financial statements are for informational purposes only and do not purport to represent what our actual results of operations would have been if the acquisition had been completed as of April 1, 2008 or that may be achieved in the future.

		The Company					Predecessor
(In thousands, except share and per share data)	Fiscal Year Ended March 31, 2012	Fiscal Year Ended March 31, 2011	Fiscal Year Ended March 31, 2010		Pro Forma Fiscal Year Ended March 31, 2009 (1)	Eight Months Ended March 31, 2009	Four Months Ended July 31, 2008	Fiscal Year Ended March 31, 2008
Consolidated Statements of Operations:
Revenue	$5,859,218	$5,591,296	$5,122,633		$4,351,218	$2,941,275	$1,409,943	$3,625,055
Operating costs and expenses:
Cost of revenue	2,934,378	2,836,955	2,654,143		2,296,335	1,566,763	722,986	2,028,848
Billable expenses	1,542,822	1,473,266	1,361,229		1,158,320	756,933	401,387	935,459
General and administrative expenses	903,721	881,028	811,944		723,827	505,226	726,929	474,188
Depreciation and amortization	75,205	80,603	95,763		106,335	79,665	11,930	33,079
Restructuring charge	15,660	—	—		—	—	—	—

Total operating costs and expenses	5,471,786	5,271,852	4,923,079		4,284,817	2,908,587	1,863,232	3,471,574

Operating income (loss)	387,432	319,444	199,554		66,401	32,688	(453,289)	153,481
Interest expense	(48,078)	(131,892)	(150,734)		(146,803)	(98,068)	(1,044)	(2,319)
Other income, net	4,520	(59,488)	174		5,130	4,450	680	511

Income (loss) from continuing operations and before income taxes	343,874	128,064	48,994		(75,272)	(60,930)	(453,653)	151,673
Income tax expense (benefit) from continuing operations	103,919	43,370	23,575		(25,831)	(22,147)	(56,109)	62,693

Income (loss) from continuing operations	239,955	84,694	25,419		$(49,441)	(38,783)	(397,544)	88,980

Loss from discontinued operations, net of taxes	—	—	—			—	(848,371)	(71,106)

Net income (loss)	$239,955	$84,694	$25,419			$(38,783)	$(1,245,915)	$17,874

Earnings (loss) from continuing operations per common share (2)(3):
Basic	$1.83	$0.74	$0.24		$(0.47)	$(0.37)	$(181.28)	$50.64
Diluted	1.70	0.66	0.22		(0.47)	(0.37)	(181.28)	43.33
Earnings (loss) per common share (2)(3):
Basic	$1.83	$0.74	$0.24		$—	$(0.37)	$(568.13)	$10.17
Diluted	1.70	0.66	0.22		—	(0.37)	(568.13)	8.70
Weighted average common shares outstanding (2)(3):
Basic	130,145,689	114,478,947	106,477,650		105,695,340	105,695,340	2,193,000	1,757,000
Diluted	140,812,012	127,448,700	116,228,380		105,695,340	105,695,340	2,193,000	2,053,338
Dividends declared per share	$0.09	$—	$5.73	(3)(4)	$—	$—	$—	$—

	The Company				Predecessor
	As of March 31,				As of March 31,
(In thousands)	2012	2011	2010	2009	2008
Consolidated Balance Sheets:
Cash and cash equivalents	$484,368	$192,631	$307,835	$420,902	$7,123
Working capital	743,217	494,308	584,248	789,308	1,113,656
Total assets	3,314,791	3,024,023	3,062,223	3,182,249	1,891,375
Long-term debt, net of current portion	922,925	964,328	1,546,782	1,220,502	—
Stockholders’ equity	1,185,185	907,250	509,583	1,060,343	313,065

(1)	The table below presents the pro forma adjustments attributable to the acquisition. The pro forma adjustments are described in the accompanying footnotes and are based upon available information and certain assumptions that we believe are reasonable.

(In thousands)	Pro Forma Fiscal Year Ended March 31, 2009	Pro Forma Adjustments		Eight Months Ended March 31, 2009	Four Months Ended July 31, 2008
Consolidated Statements of Operations:
Revenue	$4,351,218	—		$2,941,275	$1,409,943
Operating costs and expenses:
Cost of revenue	2,296,335	6,586	(a)	1,566,763	722,986
Billable expenses	1,158,320	—		756,933	401,387
General and administrative expenses	723,827	(508,328	)(b)	505,226	726,929
Depreciation and amortization	106,335	14,740	(c)	79,665	11,930

Total operating costs and expenses	4,284,817	—		2,908,587	1,863,232

Operating income (loss)	66,401	—		32,688	(453,289)
Interest expense	(146,803)	(47,691	)(d)	(98,068)	(1,044)
Other income, net	5,130	—		4,450	680

Loss from continuing operations before income taxes	(75,272)	—		(60,930)	(453,653)
Income tax (benefit) expense from continuing operations	(25,831)	52,425	(e)	(22,147)	(56,109)

Loss from continuing operations	$(49,441)	—		(38,783)	(397,544)

Loss from discontinued operations, net of taxes				—	(848,371)

Net loss				$(38,783)	$(1,245,915)

(a)	Reflects additional stock-based compensation expense associated with options issued in exchange for stock rights under the stock rights plan that existed prior to the closing of the acquisition for $6.6 million (see Note 17 to our consolidated financial statements for additional information on our stock-based compensation).
(b)	Consists of the following adjustments:

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

•	Reversal of $511.7 million for a one-time acceleration of stock rights and the fair value mark-up of redeemable common shares immediately prior to the acquisition; and

•	Reversal of certain related transaction costs of $12.2 million.

(c)	Reflects $14.7 million of intangible assets amortization and depreciation of the fair value write-up on fixed assets recorded with the acquisition.
(d)	Consists of the following adjustments:

•	Reversal of interest expense of $1.0 million recorded during the four months ended July 31, 2008 related to the Predecessor’s previous debt outstanding prior to the acquisition; and

•	Incurrence of additional interest expense of $48.7 million associated with our new senior secured loan facilities and mezzanine credit facility established in conjunction with the acquisition.

(e)	Reflects tax effect of the cumulative pro forma adjustments.

(2)	Basic earnings per share for the Company has been computed using the weighted average number of shares of Class A Common Stock, Class B Non-Voting Common Stock, and Class C Restricted Common Stock outstanding during the period. The Company’s diluted earnings per share has been computed using the weighted average number of shares of Class A Common Stock, Class B Non-Voting Common Stock, and Class C Restricted Common Stock including the dilutive effect of outstanding common stock options and other stock-based awards. For the purposes of calculating basic and diluted earnings per share, the Company has utilized the two class method, given non-forfeitable dividends declared on unvested Class A Restricted Common Stock. Class A Restricted Common Stock. The weighted average number of Class E Special Voting Common Stock has not been included in the calculation of either basic earnings per share or diluted earnings per share due to the terms of such common stock.

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

Overview

We are a leading provider of management and technology consulting services to the U.S. government in the defense, intelligence, and civil markets. Additionally, we provide management and technology consulting services to major corporations, institutions, and not for profit organizations. As the needs of our clients have grown more complex, we have developed deep expertise in technology, engineering, and analytics. Leveraging our 98-year consulting heritage and a talent base of approximately 25,000 people, we deploy our deep domain knowledge, functional expertise, and experience to help our clients achieve their objectives. We serve substantially all of the cabinet-level departments of the U.S. government. Our major clients include the Department of Defense, all branches of the U.S. military, the U.S. Intelligence Community, and civil agencies such as the Department of Homeland Security, the Department of Energy, the Department of Health and Human Services, the Department of the Treasury, and the Environmental Protection Agency. We support these clients in addressing complex and pressing challenges such as combating global terrorism, improving cyber capabilities, transforming the healthcare system, improving efficiency and managing change within the government, and protecting the environment.

We have a collaborative culture, supported by our operating model, which helps our professionals identify and respond to emerging trends across the markets we serve and deliver enduring results for our clients.

Financial and Other Highlights

Revenue grew 4.8% from fiscal 2011 to fiscal 2012 while revenue generated by our direct consulting staff labor grew 4.8% over the same period. Direct consulting staff labor represents our consulting staff’s labor under contracts for which we act as the prime contractor or subcontractor. Total backlog decreased by 1.1% to $10.8 billion from fiscal 2011 to fiscal 2012. Substantially all of our revenue and backlog is derived from services and solutions provided to client organizations across the U.S. government, primarily by our consulting staff and, to a lesser extent, our subcontractors. The mix of revenue generated by consulting staff and subcontractors affects our operating margin, substantially all of which is derived from direct consulting staff labor, as the portion of our operating margin derived from fees we earn on services provided by our subcontractors is not significant. The fiscal 2012 revenue growth occurred across all served markets with the highest growth in areas relating to finance and health consulting services for civil government agencies and classified services to the U.S. Intelligence community.

Operating income grew 21.3% to $387.4 million in fiscal 2012 from $319.4 million in fiscal 2011, which reflects a 90 basis point increase in operating margin to 6.6% from 5.7% in the comparable periods. The improvement in operating margin was driven by the continued growth in revenue and increased profitability resulting from decreases in incentive and stock-based compensation costs and lower amortization of our intangible assets. The factors contributing to the increased operating margin were partially offset by increases in business development costs including marketing and bid and proposal activity as well as additional administrative costs associated with delays in deploying certain direct consulting staff labor against funded backlog. In addition, in fiscal 2012 the Company recognized approximately $11.2 million (net of revenue) of charges associated with a restructuring plan to reduce certain personnel and infrastructure costs.

Cash provided by operations increased $63.7 million to $360.0 million from $296.4 million. The increase in cash provided by operations was a result of overall profitability of our contracts, our ability to invoice and collect from clients in a timely manner, and our effective management of vendor payments. Our tax payments increased by approximately $81.6 million during fiscal 2012 principally due to the utilization of our entire Federal and the majority of our State net operating loss, or NOL, carryforward. In the current year, approximately 3.8 million of stock options were exercised resulting in a cash tax benefit of approximately $16.5 million. The Company reviewed its Federal and State tax elections as part of its overall cash tax planning strategy and determined to make a significant prepayment of fiscal 2013 income taxes in the amount of $46.8 million. The Company anticipates utilizing this prepayment as an offset to its fiscal 2013 cash taxes to be paid.

As a result of the refinancing of our credit facilities in February 2011, which resulted in a reduction of our outstanding debt at lower interest rates, we realized a reduction in interest expense from fiscal 2011 to fiscal 2012 of $83.8 million.

Non-GAAP Measures

We publically disclose certain non-GAAP financial measurements, including Adjusted Operating Income, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted Earnings Per Share, or EPS, because management uses these measures for business planning purposes, including to manage our business against internal projected results of operations and measure our performance. We view Adjusted Operating Income, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted EPS as measures of our core operating business, which exclude the impact of the items detailed below, as these items are generally not operational in nature. These non-GAAP measures also provide another basis for comparing period to period results by excluding potential differences caused by non-operational and unusual or non-recurring items. We also utilize and discuss Free Cash Flow, because management uses this measure for business planning purposes, measuring the cash generating ability of the operating business, and measuring liquidity generally. We present these supplemental measures because we believe that these measures provide investors with important supplemental information with which to evaluate our performance, long term earnings potential, or liquidity, as applicable, and to enable them to assess our performance on the same basis as management. These supplemental performance measurements may vary from and may not be comparable to similarly titled measures by other companies in our industry. Adjusted Operating Income, Adjusted EBITDA, Adjusted Net Income, Adjusted Diluted EPS, and Free Cash Flow are not recognized measurements under accounting principles generally accepted in the United States, or GAAP, and when analyzing our performance or liquidity, as applicable, investors should (i) evaluate each adjustment in our reconciliation of operating and net income to Adjusted Operating Income, Adjusted EBITDA and Adjusted Net Income, and cash flows to Free Cash Flows, and the explanatory footnotes regarding those adjustments, each as defined under GAAP, (ii) use Adjusted Operating Income, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted EPS in addition to, and not as an alternative to, operating income, net income or diluted EPS, as a measure of operating results, and (iii) use Free Cash Flows in addition to, and not as an alternative to, net cash generated from operating activities as a measure of liquidity, each as defined under GAAP. We have defined the aforementioned non-GAAP measures as follows:

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

	Fiscal Year Ended March 31,
(Amounts in thousands, except share and per share data)	2012	2011	2010
	(Unaudited)
Adjusted Operating Income
Operating Income	$387,432	$319,444	$199,554
Certain stock-based compensation expense (a)	14,241	39,947	68,517
Purchase accounting adjustments (b)	—	—	1,074
Amortization of intangible assets (c)	16,364	28,641	40,597
Net restructuring charge (i)	11,182	—	—
Transaction expenses (d)	—	4,448	3,415

Adjusted Operating Income	$429,219	$392,480	$313,157

EBITDA & Adjusted EBITDA
Net income	$239,955	$84,694	$25,419
Income tax expense	103,919	43,370	23,575
Interest and other, net	43,558	191,380	150,560
Depreciation and amortization	75,205	80,603	95,763

EBITDA	462,637	400,047	295,317
Certain stock-based compensation expense (a)	14,241	39,947	68,517
Net restructuring charge (i)	11,182	—	—
Transaction expenses (d)	—	4,448	3,415
Purchase accounting adjustments (b)	—	—	1,074

Adjusted EBITDA	$488,060	$444,442	$368,323

Adjusted Net Income
Net income	$239,955	$84,694	$25,419
Certain stock-based compensation expense (a)	14,241	39,947	68,517
Net restructuring charge (i)	11,182	—	—
Transaction expenses (e)	—	20,948	3,415
Purchase accounting adjustments (b)	—	—	1,074
Amortization of intangible assets (c)	16,364	28,641	40,597
Amortization or write-off of debt issuance costs and write-off of original issue discount	4,783	50,102	5,700
Net gain on sale of state and local transportation business (f)	(5,681)	—	—
Release of income tax reserves (g)	(35,022)	(10,966)	—
Adjustments for tax effect (h)	(18,628)	(55,855)	(47,721)

Adjusted Net Income	$227,194	$157,511	$97,001

Adjusted Diluted Earnings Per Share
Weighted-average number of diluted shares outstanding	140,812,012	127,448,700	116,228,380

Adjusted Net Income Per Diluted Share	$1.61	$1.24	$0.83

Free Cash Flow
Net cash provided by operating activities	$360,046	$296,339	$270,484
Less: Purchases of property and equipment	(76,925)	(88,784)	(49,271)

Free Cash Flow	$283,121	$207,555	$221,213

(a)	Reflects stock-based compensation expense for options for Class A Common Stock and restricted shares, in each case, issued in connection with the acquisition of our Company by The Carlyle Group under the Officers’ Rollover Stock Plan. Also reflects stock-based compensation expense for Equity Incentive Plan Class A Common Stock options issued in connection with the acquisition under the Equity Incentive Plan.
(b)	Reflects adjustments resulting from the application of purchase accounting in connection with the acquisition not otherwise included in depreciation and amortization.
(c)	Reflects amortization of intangible assets resulting from the acquisition.
(d)	Fiscal 2011 reflects debt refinancing costs incurred in connection with the Refinancing Transaction and certain external administrative and other expenses incurred in connection with the initial public offering. Fiscal 2010 reflects costs related to the modification of our credit facilities, the establishment of the Tranche C term loan facility under our senior secured credit facilities and the related payment of special dividends.
(e)	Fiscal 2011 reflects debt refinancing costs and prepayment fees incurred in connection with the Refinancing Transaction as well as certain external administrative and other expenses incurred in connection with the initial public offering. Fiscal 2010 reflects costs related to the modification of our credit facilities, the establishment of the Tranche C term loan facility under our senior secured credit facilities and the related payment of special dividends.
(f)	Fiscal 2012 reflects the gain on sale of our state and local transportation business, net of the associated tax benefit of $1.6 million.
(g)	Reflects the release of income tax reserves.
(h)	Reflects tax effect of adjustments at an assumed marginal tax rate of 40%.
(i)	Reflects restructuring charges of approximately $15.7 million incurred during the three months ended March 31, 2012, net of approximately $4.5 million of revenue recognized on recoverable expenses, associated with the cost of a restructuring plan to reduce certain personnel and infrastructure costs.

Recent Developments

On May 29, 2012, our Board of Directors authorized and declared a regular quarterly cash dividend in the amount of $0.09 per share. In addition, the Board of Directors declared a special cash dividend of $1.50 per share. Both the quarterly and special dividend are payable on June 29, 2012 to shareholders of record on June 11, 2012. The Compensation Committee, as the Administrator of the Officers’ Rollover Stock Plan and the Amended and Restated Equity Incentive Plan, made a determination to adjust the outstanding options under each plan by reducing the exercise price of the Rollover Options by the amount of the special dividend and by granting the holders of EIP options a dividend equivalent equal to the special dividend and payable on June 29, 2012 or the vesting of the EIP option, whichever is later. We intend to continue to pay regular quarterly cash dividends; however, the actual declaration of any such future dividends and the establishment of the per share amount, record dates, and payment dates for any such future dividends are subject to the discretion of the Board of Directors taking into account future earnings, cash flows, financial requirements, and other factors.

On May 29, 2012, our Board of Directors also authorized the payment of the accrued interest on the DPO as of July 31, 2012. We expect approximately $3.4 million will be paid on that date.

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

•

cost cutting and efficiency initiatives and other efforts to streamline the U.S. defense and intelligence infrastructure, including the initiatives implemented by the Secretary of Defense or reductions in defense budgets resulting from Congressional action or automatic sequestration as required under the Budget Control Act of 2011;

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

•

cost cutting and efficiency and effectiveness efforts by the U.S. civilian agencies with a focus on increased use of performance measurement, “program integrity” efforts to reduce waste, fraud and abuse in entitlement programs, and renewed focus on improving procurement practices for and interagency use of IT services, including through the use of cloud based options and data center consolidation;

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

Sources of Revenue

Substantially all of our revenue is derived from services provided under contracts and task orders with the U.S. government, primarily by our consulting staff and, to a lesser extent, our subcontractors. Funding for our contracts and task orders is generally linked to trends in budgets and spending across various U.S. government agencies and departments. We provide services under a large portfolio of contracts and contract vehicles to a broad client base, and we believe that our diversified contract and client base lessens potential volatility in our business. We have historically grown and continued through fiscal 2012 to grow, our revenue organically without relying on acquisitions.

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

The table below presents the percentage of total revenue for each type of contract:

	Fiscal Year Ended March 31,
	2012	2011	2010
Cost-reimbursable (1)	54%	51%	50%
Time-and-materials	31%	35%	38%
Fixed-price (2)	15%	14%	12%

(1)	Includes both cost-plus fixed fee and cost-plus-award fee contracts.
(2)	Includes fixed price level of effort contracts.

Contract Diversity and Revenue Mix

We provide services to our clients through a large number of single award contracts and contract vehicles and multiple award contract vehicles. In fiscal 2012, the revenue from our top ten single award contracts or contract vehicles based on revenue represented 8% of our revenue. Most of our revenue is generated under ID/IQ contract vehicles, which include multiple award GWACs and GSA schedules and certain single award contracts. GWACs and GSA schedules are available to all U.S. government agencies. Any number of contractors typically compete under multiple award ID/IQ contract vehicles for task orders to provide particular services, and we earn revenue under these contract vehicles only to the extent that we are successful in the bidding process for task orders. In fiscal 2012, 2011, and 2010, our revenue under GWACs and GSA schedules collectively represented 20%, 20%, and 23% of our total revenue, respectively. No single task order under any contract represented more than 1.2% of our revenue in fiscal 2012, fiscal 2011, or fiscal 2010. No single contract accounted for more than 10% of our revenue in fiscal 2012, fiscal 2011, or fiscal 2010.

We generate revenue under our contracts and task orders through our provision of services as both a prime contractor and subcontractor, as well as from the provision of services by subcontractors under contracts and task orders for which we act as the prime contractor. For fiscal 2012, fiscal 2011, and fiscal 2010, 90%, 89%, and 87%, respectively, of our revenue was generated by contracts and task orders for which we served as a prime contractor; 10%, 11%, and 13%, respectively, of our revenue was generated by contracts and task orders for which we served as a subcontractor; and 21%, 23%, and 22%, respectively, of our revenue was generated by services provided by our subcontractors. The mix of these types of revenue affects our operating margin. Substantially all of our operating margin is derived from direct consulting staff labor and the portion of our operating margin derived from fees we earn on services provided by our subcontractors is not significant. We view growth in direct consulting staff labor as the primary measure of earnings growth. Direct consulting staff labor growth is driven by consulting staff headcount growth, after attrition, and total backlog growth.

Our People

Revenue from our contracts is derived from services delivered by consulting staff and, to a lesser extent, from our subcontractors. Our ability to hire, retain, and deploy talent with skills appropriately aligned with client needs is critical to our ability to grow our revenue. We continuously evaluate whether our talent base is properly sized and contains an optimal mix of skills to meet the rapidly evolving needs of our clients and we seek to achieve that result through recruitment and capacity management. As of March 31, 2012 and 2011 we employed approximately 25,000 people and as of March 31, 2010 we employed approximately 23,300 people, of which approximately 22,500, 22,600, and 21,100 respectively were consulting staff. Attrition for consulting staff was 21%, 19%, and 14% in fiscal 2012, fiscal 2011, and fiscal 2010, respectively. For fiscal 2012, approximately 1.8% of the 21% attrition was due to the Company’s restructuring that occurred during the fourth quarter of fiscal 2012.

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

The following table summarizes the value of our contract backlog at the respective dates presented:

	As of March 31,
	2012	2011	2010
	(In millions)
Backlog:
Funded	$2,898	$2,392	$2,528
Unfunded (1)	2,681	2,979	2,453
Priced options (2)	5,225	5,553	4,032

Total backlog	$10,804	$10,924	$9,013

(1)	Reflects a reduction by management to the revenue value of orders for services under two existing single award ID/IQ contracts based on an established pattern of funding under these contracts by the U.S. government.
(2)	Amounts shown reflect 100% of the undiscounted revenue value of all priced options.

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

We view growth in total backlog and consulting staff headcount as the two key measures of our potential business growth. Growing and deploying consulting staff is the primary means by which we are able to recognize profitable revenue growth. To the extent that we are able to hire additional consulting staff and deploy them against funded backlog, we generally recognize increased revenue. Total backlog decreased by 1.1% from March 31, 2011 to March 31, 2012 and grew 21% from March 31, 2010 to March 31, 2011. Additions to funded backlog during fiscal 2012 and 2011 totaled $6.4 billion and $7.5 billion, respectively, as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options. We report internally on our backlog on a monthly basis and review backlog upon occurrence of certain events to determine if any adjustments are necessary.

We cannot predict with any certainty the portion of our backlog that we expect to recognize as revenue in any future period and we cannot guarantee that we will recognize any revenue from our backlog. The primary risks that could affect our ability to recognize such revenue on a timely basis or at all are: program schedule changes, contract modifications, and our ability to assimilate and deploy new consulting staff against funded backlog; cost cutting initiatives and other efforts to reduce U.S. government spending, which could reduce or delay funding for orders for services; and delayed funding of our contracts due to delays in the completion of the U.S. government’s budgeting process and the use of continuing resolutions by the U.S. government to fund its operations. Funded backlog includes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the funded backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a pre-determined expiration date such as the end of the U.S. government’s fiscal year. The revenue value of orders included in funded backlog that has not been recognized as revenue due to period of performance expirations has not exceeded approximately 4.9% of funded backlog as of the end of any of the eight fiscal quarters preceding the fiscal quarter ended March 31, 2012. In our recent experience, none of the following additional risks have had a material negative effect on our ability to realize revenue from our funded backlog: the unilateral right of the U.S. government to cancel multi-year contracts and related orders or to terminate existing contracts for convenience or default; in the case of unfunded backlog, the potential that funding will not be made available; and, in the case of priced options, the risk that our clients will not exercise their options.

Operating Costs and Expenses

Costs associated with compensation and related expenses for our people are the most significant component of our operating costs and expenses. The principal factors that affect our costs are additional people as we grow our business and are awarded new contracts, task orders, and additional work under our existing contracts, and the hiring of people with specific skill sets and security clearances as required by our additional work. In conjunction with our initial public offering, our Board of Directors adopted a new equity compensation plan. The equity compensation component of the new plan has reduced officer-related compensation expense included in cost of revenue and general and administrative expenses over the near term with such expense reduction to reverse over time.

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

Critical Accounting Estimates and Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Management evaluates these estimates and assumptions on an ongoing basis. Our estimates and assumptions have been prepared on the basis of the most current reasonably available information. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition and Cost Estimation

Substantially all of our revenue is derived from contracts to provide professional services to the U.S. government and its agencies. In most cases, we recognize revenue as work is performed. We recognize revenue for cost-plus-fixed-fee contracts with the U.S. government as hours are worked based on reimbursable and allowable costs, recoverable indirect costs and an accrual for the fixed fee component of these contracts. Many of our U.S. government contracts include award fees, which are earned based on the client’s evaluation of our performance. We have significant history with the client for the majority of contracts on which we earn award fees. That history and management monitoring of performance form the basis for our ability to estimate such fees over the life of the contract. Based on these estimates, we recognize award fees as work on the contracts is performed. Revisions to these estimates may result in increases or decreases to revenue and income, and are reflected in the financial statements in periods in which they are identified.

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

Goodwill and Intangible Assets Impairment

We test goodwill for impairment at the reporting unit level on an annual basis or if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As the consolidated entity represents the only component that constitutes a business whereby discrete financial information is available, we concluded that we have one reporting unit, which is the same as our single operating segment. We test the trade name for impairment using the royalty relief method. We perform our annual testing for impairment of goodwill and the trade name as of January 1 of each year.

We performed an annual impairment test of goodwill and the trade name as of January 1, 2012 and 2011. On December 31, 2011, we adopted new Goodwill impairment guidance whereby we performed a qualitative assessment of whether it was more likely than not the fair value of the reporting unit was less than the carrying value of equity. In making this assessment we considered all relevant events and circumstances. These include, but are not limited to, macroeconomic conditions, industry and market considerations, and the reporting unit’s overall financial performance. Based on our qualitative assessment at January 1, 2012, we believe that it was not likely (i.e., a likelihood of more than 50 percent) that the fair value of our reporting unit was less than the carrying amount. During the fiscal years ended March 31, 2012 and 2011, we did not record any goodwill impairment or any impairment of our trade name. Further, we do not consider any of the goodwill or trade name at risk of impairment.

Share-Based Payments

We use the Black-Scholes option-pricing model to determine the estimated fair value for stock options. Critical inputs into the Black-Scholes option-pricing model include the following: option exercise price; fair value of the stock price; expected life of the option; annualized volatility of the stock; annual rate of quarterly dividends on the stock; and risk-free interest rate.

On February 1, 2012, the Company’s Board of Directors authorized and declared a cash dividend in the amount of $0.09 per share to holders of Booz Allen Holding’s Class A Common Stock, Class B Non-Voting Common Stock and Class C Restricted Common Stock. Therefore, an annualized dividend yield of approximately 2% was used in the Black-Scholes option-pricing model for all grants issued after February 1, 2012. Prior to this, the company did not issue recurring dividends and a dividend yield of zero was used in the Black-Scholes option-pricing model. Implied volatility is calculated as of each grant date based on our historical volatility along with an assessment of a peer group for future option grants. Other than the expected life of the option, volatility is the most sensitive input to our option grants. To be consistent with all other implied calculations, the same peer group used to calculate other implied metrics is also used to calculate implied volatility. While we are not aware of any news or disclosures by our peers that may impact their respective volatility, there is a risk that peer group volatility may increase, potentially increasing any prospective future compensation expense that will result from future option grants.

The risk-free interest rate used in the Black-Scholes option-pricing model is determined by referencing the U.S. Treasury yield curve rates with the remaining term equal to the expected life assumed at the date of grant.

Forfeitures are estimated based on our historical analysis of attrition levels. Forfeiture estimates will be updated quarterly for actual forfeitures. We do not expect this assumption to change materially, as attrition levels associated with new option grants have not materially changed.

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

Significant judgment is required in determining income tax provisions and evaluating tax positions. We establish reserves for uncertain tax positions when, despite the belief that our tax positions are supportable, there remains uncertainty in a tax position taken in our previously filed income tax returns. For tax positions where it is more likely than not that a tax benefit will be sustained, we record the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. To the extent we prevail in matters for which accruals have been established or are required to pay amounts in excess of reserves, our effective tax rate in a given financial statement period may be materially impacted.

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

Recent Accounting Pronouncements

During the fiscal year ended March 31, 2012, the Company adopted the following accounting pronouncements, none of which had a material impact on the Company’s consolidated financial statements:

In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income, which amends the presentation options in Accounting Standards Codification Topic 220, Comprehensive Income. This guidance requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance does not change the items which must be reported in other comprehensive income, how such items are measured, or when they must be reclassified to net income. The guidance is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. As this guidance impacts presentation only, it will have no effect on the Company’s financial condition, results of operations, or cash flows. The Company elected early adoption effective June 30, 2011 using the two-statement approach.

In September 2011, the FASB issued Accounting Standards Update 2011-08, Testing Goodwill for Impairment, which amends Topic 350, Intangibles – Goodwill and Other. This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company elected early adoption effective as of our measurement date, January 1, 2012. Based on our qualitative assessment at January 1, 2012, we believe that it was not likely (i.e., a likelihood of more than 50 percent) that the fair value of our reporting unit was less than the carrying amount.

Other recent accounting pronouncements issued by the Financial Accounting Standards Board during fiscal 2012 and through the filing date did not and are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

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

The Company’s fiscal year ends on March 31 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31. The accompanying consolidated financial statements present the financial position of the Company as of March 31, 2012 and 2011 and the Company’s results of operations for fiscal 2012, fiscal 2011, and fiscal 2010.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Results of Operations

The following table sets forth items from our consolidated statements of operations for the periods indicated.

	Fiscal Year Ended March 31,			Fiscal 2012 Versus Fiscal 2011	Fiscal 2011 Versus Fiscal 2010
	2012	2011	2010
	(In thousands)
Revenue	$5,859,218	$5,591,296	$5,122,633	4.8%	9.1%
Operating costs and expenses:
Cost of revenue	2,934,378	2,836,955	2,654,143	3.4%	6.9%
Billable expenses	1,542,822	1,473,266	1,361,229	4.7%	8.2%
General and administrative expenses	903,721	881,028	811,944	2.6%	8.5%
Depreciation and amortization	75,205	80,603	95,763	(6.7%)	(15.8%)
Restructuring charge	15,660	—	—	—	—

Total operating costs and expenses	5,471,786	5,271,852	4,923,079	3.8%	7.1%

Operating income	387,432	319,444	199,554	21.3%	60.1%
Interest expense	(48,078)	(131,892)	(150,734)	(63.5%)	(12.5%)
Other, net	4,520	(59,488)	174	(107.6%)	(34,288.5%)

Income from operations and before income taxes	343,874	128,064	48,994	168.5%	161.4%
Income tax expense	103,919	43,370	23,575	139.6%	84.0%

Net income	$239,955	$84,694	$25,419	183.3%	233.2%

Fiscal 2012 Compared to Fiscal 2011

Revenue

Revenue increased to $5,859.2 million from $5,591.3 million, or a 4.8% increase. The increase in revenue was primarily driven by improved deployment of direct consulting staff against funded backlog and increased other direct costs. We deployed during fiscal year 2012 approximately 300 net additional consulting staff, before taking into consideration the decrease in consulting staff due to the cost restructuring plan at the end of fiscal year 2012. The increase in net consulting staff during fiscal 2012 was offset by a reduction of personnel as a result of a cost restructuring plan finalized in the fourth quarter of fiscal year 2012 that was intended to reduce personnel and infrastructure costs. We implemented this in response to continued budget constraints and uncertainty in our industry and to provide funds to increase our resources dedicated to growth areas across our markets. As part of this cost restructuring plan, we reduced overall headcount by approximately 2%. Additions to funded backlog during fiscal 2012 totaled $6.4 billion, as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options.

Cost of Revenue

Cost of revenue increased to $2,934.4 million from $2,837.0 million, or a 3.4% increase. This increase was primarily due to increases in salaries and salary-related benefits of $110.3 million and employer retirement plan contributions of $12.7 million. The increase in salaries and salary-related benefits was driven by an increase in headcount growth prior to the impact of the cost restructuring plan finalized during the fourth quarter of fiscal 2012 and annual base salary increases. The increase in employer retirement plan contributions was due to an increase in the number of employees who completed one year of service and became eligible to participate in our defined contribution plan, the Employees’ Capital Accumulation Plan, or ECAP.

The cost of revenue increase was partially offset by decreases of $25.2 million in incentive compensation and $5.1 million in stock-based compensation expense. The decrease in incentive compensation was due to an amendment to the Officers’ compensation plan effective October 1, 2010, such that a portion of incentive compensation is now paid via grants of restricted stock on July 1 of each year, rather than cash, and will vest over a three year period, and management’s determination to reduce incentive compensation accrual rates for fiscal year 2012 in response to higher than expected business development costs and marketing and bid and proposal activity as well as administrative costs associated with delays in deploying certain direct consulting staff labor. The decrease in stock-based compensation expense was primarily due to a decrease in expense recognition compared to the prior fiscal year due to the application of the accounting method for recognizing stock-based compensation, which requires higher expenses initially and declining expenses in subsequent years. Cost of revenue as a percentage of revenue was 50.1% and 50.7% in fiscal 2012 and fiscal 2011, respectively.

Billable Expenses

Billable expenses increased to $1,542.8 million from $1,473.3 million, or a 4.7% increase. This increase was primarily due to increased subcontractor-related expenses of $80.7 million and increased travel and material expenses of $7.3 million. The increase in direct subcontractor expenses was in support of growth on existing and new contracts and task orders during fiscal 2012. Billable expenses as a percentage of revenue was 26.3% in fiscal 2012 and fiscal 2011, respectively.

General and Administrative Expenses

General and administrative expenses increased to $903.7 million from $881.0 million, or a 2.6% increase. This increase was primarily due to increases in salaries and salary-related benefits of $56.6 million associated with an increase in average headcount and an increase of $15.8 million in other business-related expenses and professional fees to support the increased scale of our business.

The increase in general and administrative expenses was partially offset by decreases of $31.3 million in incentive compensation, $12.5 million in stock-based compensation expenses and $5.9 million in employer retirement plan contributions. The decrease in incentive compensation was due to lower incentive compensation accrual rates for fiscal year 2012, and an amendment to the Officers’ compensation plan that was effective October 1, 2010, such that a portion of incentive compensation is now paid via grants of restricted stock on July 1 of each year, rather than cash, and will vest over a three year period. The decrease in stock-based compensation expense was primarily due to a decrease in expense recognition compared to the same prior year period due to the application of the accounting method for recognizing stock-based compensation, which requires higher expenses initially and declining expenses in subsequent years. The decrease in employer retirement plan contributions was due to the associated decrease in incentive compensation. General and administrative expenses as a percentage of revenue were 15.4% and 15.8% for fiscal 2012 and fiscal 2011, respectively.

Depreciation and Amortization

Depreciation and amortization decreased to $75.2 million from $80.6 million, or a 6.7% decrease. This decrease was primarily due to a decrease of $12.3 million in the amortization of our intangible assets, which includes below market rate leases and contract backlog that were recorded in connection with the acquisition and are amortized based on contractual lease terms and projected future cash flows, respectively, thereby reflecting higher amortization expense initially and declining expense in subsequent periods. Intangible asset amortization expense decreased to $16.4 million in fiscal 2012 compared to $28.6 million in fiscal 2011. The decrease in amortization expense was partially offset by an increase in depreciation expense associated with capital expenditures purchased during fiscal 2012 attributable to investments in facility expansion and computer equipment.

Interest Expense

Interest expense decreased to $48.1 million from $131.9 million, or a 63.5% decrease. This decrease was primarily due to the refinancing of our senior secured loan facilities in February 2011 to lower interest rates during fiscal 2012.

Interest is accrued on our $970.0 million outstanding debt principal balance as of March 31, 2012 at contractually specified rates ranging from 2.49% to 3.75%, and is generally required to be paid to our syndicate of lenders on a monthly or quarterly basis.

Income Tax Expense

Income tax expense increased to $103.9 million from $43.4 million, or a 139.6% increase. The increase was primarily due to an increase in fiscal 2012 pre-tax income as compared to fiscal 2011 partially offset by a lower effective tax rate. The effective tax rate decreased to 30.2% from 33.9% primarily due to the increase in the release of uncertain tax position reserves in fiscal 2012 as compared to fiscal 2011.

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

Cost of Revenue

Cost of revenue increased to $2,837.0 million from $2,654.1 million, or a 6.9% increase. This increase was primarily due to increases in salaries and salary-related benefits of $183.3 million and employer retirement plan contributions of $13.9 million. The increase in salaries and salary-related benefits was driven by headcount growth of approximately 1,500 net additional consulting staff during fiscal 2011 and annual base salary increases. The increase in employer retirement plan contributions was due to an increase in the number of employees who completed one year of service and became eligible to participate in our defined contribution plan, the ECAP.

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

Liquidity and Capital Resources

We have historically been able to generate sufficient cash to fund our operations, debt payments, capital expenditures, and discretionary funding needs. We had $484.4 million and $192.6 million in cash and cash equivalents as of March 31, 2012 and 2011, respectively. However, due to fluctuations in cash flows and the growth in operations, it may be necessary from time-to-time in the future to borrow under our senior secured loan facilities to meet cash demands. We anticipate that cash provided by operating activities, existing cash and cash equivalents, and borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash requirements for the next twelve months, which primarily include:

•	operating expenses, including salaries;

•	working capital requirements to fund the growth of our business;

•	capital expenditures which primarily relate to the purchase of computers, business systems, furniture and leasehold improvements to support our operations;

•	debt service requirements for borrowings under our senior secured loan facilities; and

•	cash taxes to be paid.

Our debt totaled $965.4 million and $994.3 million as of March 31, 2012 and 2011, respectively. Our debt bears interest at specified rates and is held by a syndicate of lenders (see Note 11 in our consolidated financial statements).

Our senior secured loan facilities consist of a $500.0 million Tranche A term facility, or Tranche A Loans, and a $500.0 million Tranche B term facility, or Tranche B Loans. As of March 31, 2012 we had $475.0 million and $495.0 million principal outstanding under the Tranche A term facility and Tranche B term facility, respectively. As of March 31, 2011 we had $500 million principal outstanding under both the Tranche A term facility and Tranche B term facility, respectively.

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

On December 12, 2011, our Board of Directors approved a $30.0 million share repurchase program, to be funded from cash on hand. A special committee of the Board of Directors was appointed to evaluate market conditions and other relevant factors and initiate repurchases under the program from time to time. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. As of March 31, 2012, no shares have been repurchased under the program.

On February 1, 2012, our Board of Directors authorized and declared a cash dividend in the amount of $0.09 per share to holders of Booz Allen Holding’s Class A Common Stock, Class B Non-Voting Common Stock and Class C Restricted Common Stock. The dividend was paid in cash on February 29, 2012 to stockholders of record at the close of business on February 13, 2012. On February 1, 2012, our Board of Directors also authorized the payment of the accrued interest on the DPO as of February 29, 2012. Approximately $19.4 million was paid.

On May 29, 2012, our Board of Directors authorized and declared a regular quarterly cash dividend in the amount of $0.09 per share. In addition, the Board of Directors declared a special cash dividend of $1.50 per share. Both the quarterly and special dividend are payable on June 29, 2012 to shareholders of record on June 11, 2012. The Compensation Committee, as the Administrator of the Officers’ Rollover Stock Plan and the Amended and Restated Equity Incentive Plan, made a determination to adjust the outstanding options under each plan by reducing the exercise price of the Rollover Options by the amount of the special dividend and by granting the holders of EIP options a dividend equivalent equal to the special dividend and payable on June 29, 2012 or the vesting of the EIP option, whichever is later.

On May 29, 2012, our Board of Directors also authorized the payment of the accrued interest on the DPO as of July 31, 2012. We expect approximately $3.4 million will be paid on that date.

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

Accounts receivable is the principal component of our working capital and is generally driven by revenue growth with other short-term fluctuations related to the payment practices of our clients. Our accounts receivable reflect amounts billed to our clients as of each balance sheet date. Our clients generally pay our invoices within 30 days of the invoice date. At any month-end, we also include in accounts receivable the revenue that was recognized in the preceding month, which is generally billed early in the following month. Finally, we include in accounts receivable amounts related to revenue accrued in excess of amounts billed, primarily on our fixed-price and cost- plus-award-fee contracts. The total amount of our accounts receivable can vary significantly over time, but is generally sensitive to revenue levels. Total accounts receivable (billed and unbilled combined, net of allowance for doubtful accounts) days sales outstanding, which we calculate by dividing total accounts receivable by revenue per day during the relevant fiscal quarter, was 65 and 68 as of March 31, 2012 and 2011, respectively.

The table below sets forth our net cash flows for the periods presented:

	Fiscal Year Ended March 31,
	2012	2011	2010
	(In thousands)
Net cash provided by operating activities	$360,046	$296,339	$270,484
Net cash used in investing activities	(53,593)	(87,400)	(10,991)
Net cash used in financing activities	(14,716)	(324,143)	(372,560)

Total increase (decrease) in cash and cash equivalents	$291,737	$(115,204)	$(113,067)

Net Cash from Operating Activities

Net cash from operations is primarily affected by the profitability to date of our contracts, our ability to invoice and collect from clients in a timely manner, and our ability to manage our vendor payments. Net cash provided by operations was $360.0 million in fiscal 2012 compared to $296.3 million in the prior year period, or a 21.5% increase. The increase in net cash provided by operations was primarily due to net income growth and improved collections of accounts receivable, partially offset by increased cash used for accrued compensation and benefits. In addition, our tax payments increased by $81.6 million in fiscal 2012 due to the utilization of our NOL.

Net Cash from Investing Activities

Net cash used in investing activities was $53.6 million in fiscal 2012 compared to $87.4 million in the prior year period. The decrease in net cash used in investing activities was primarily due to cash proceeds received of $23.3 million from the sale of our state and local transportation business. Capital expenditures also decreased from $88.8 million in fiscal 2011 to $76.9 million in fiscal 2012. Capital expenditures in fiscal 2011 were higher due to the additional facility expansion and computer equipment to support the increase in headcount. We expect capital expenditures in future years to be more comparable to historical levels.

Net Cash from Financing Activities

Net cash used in financing activities was $14.8 million in fiscal 2012 compared to $324.1 million in the prior year period, or a 95.4% decrease. The decrease in net cash used in financing activities was primarily due to the repayment of debt in fiscal 2011, offset by a decrease in net proceeds from the issuance of common stock due to our initial public offering in fiscal 2011.

Indebtedness

On February 3, 2011, we completed the refinancing of our credit facilities, or “the Refinancing Transaction,” which included amendments of the senior secured credit agreement to amend the term loan facilities and increase our revolving credit facility. The senior secured credit agreement, as amended, provides for $1.0 billion in term loans ($500.0 million of Tranche A Loans and $500.0 million of Tranche B Loans) and a $275.0 million revolving credit facility. The loans under the senior secured credit agreement, as amended, are secured by substantially all of our assets. In connection with the Refinancing Transaction, we used $268.9 million of cash on hand to repay the remaining $222.1 million of indebtedness outstanding under the mezzanine credit facility, $21.5 million under the then effective senior secured loan facilities, and transaction fees and expenses.

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

At our option, the interest rate on borrowings under the senior secured loan facilities may be based on the Eurocurrency rate or the alternate base rate, ABR plus, in each case, an applicable margin, subject to the Eurocurrency rate and ABR being no lower than 1.00% or 2.00% respectively, in the case of Tranche B Loans. Subject to a leveraged based pricing grid, the applicable margins on Tranche A Loans range from 2.00% to 2.75% with respect to Eurocurrency loans, or 1.00% to 1.75% with respect to ABR loans. The applicable margins on Tranche B Loans are 3.00% with respect to Eurocurrency loans, or 4.00% with respect to the ABR loans, stepping down, in each case to 2.75% and 3.75%, respectively, when the total leverage ratio is less than or equal to 1.75 to 1.00. The revolving credit facility margin and commitment fee are subject to the leveraged based pricing grid, as set forth in the senior secured credit agreement, as amended. As of March 31, 2012, we were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that total $2.2 million. These letters of credit and bank guarantees primarily relate to leases and support of insurance obligations. These instruments reduce our available borrowings under the revolving credit facility. As of March 31, 2012, we had $272.8 million of capacity available for additional borrowings under the revolving credit facility.

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

In addition, we are required to meet the following financial covenants at each quarter end:

•

Consolidated Total Leverage Ratio — the ratio of total leverage as of the last day of the quarter (defined as the aggregate principal amount of all funded debt, less cash, cash equivalents and permitted liquid investments of up to $150.0 million) to the preceding four quarters’ “Consolidated EBITDA” (as defined in the senior secured credit agreement, as amended). For the period ended March 31, 2012, this ratio was required to be less than or equal to 3.75 to 1.0 to comply with our senior secured loan facilities. As of March 31, 2012, we were in compliance with our consolidated total leverage ratio with a ratio of 1.60.

•

Consolidated Net Interest Coverage Ratio — the ratio of the preceding four quarters’ “Consolidated EBITDA” (as defined in the senior secured credit agreement, as amended) to net interest expense for the preceding four quarters (defined as cash interest expense, less the sum of cash interest income and one-time financing fees (to the extent included in consolidated interest expense)). For the period ended

March 31, 2012, this ratio was required to be greater than or equal to 3.25 to 1.0 to comply with our senior secured loan facilities. As of March 31, 2012, we were in compliance with our consolidated net interest coverage ratio with a ratio of 15.85.

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

During fiscal 2012, interest payments of $14.4 million and $20.2 million, were made for Tranche A term loans and Tranche B term loans, respectively. During fiscal 2011, interest payments of $3.9 million, $37.0 million, $19.1 million, $49.9 million, and $46,000 were made for Tranche A term loans, Tranche B term loans, Tranche C terms loans, the mezzanine term loan, and the revolving credit facility, respectively. In February 2011, we drew down $50 million on the revolving credit facility, which was fully repaid as of March 31, 2011. As of March 31, 2012, no amounts were drawn on the revolving credit facility.

The total outstanding debt balance is recorded in the accompanying consolidated balance sheets net of unamortized discount of $4.6 million and $5.7 million as of March 31, 2012 and 2011, respectively.

Capital Structure and Resources

Our stockholders’ equity amounted to $1,185.2 million as of March 31, 2012, an increase of $277.9 million compared to stockholders’ equity of $907.3 million as of March 31, 2011 primarily due to common stock issuances, stock option exercises, net income of $240.0 million in fiscal 2012, and stock-based compensation expense of $31.3 million.

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations that require us to make future cash payments as of March 31, 2012. For contractual obligations, we included payments that we have an unconditional obligation to make.

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 years
	(In thousands)
Long-term debt (a)	$970,000	$42,500	$122,500	$335,000	$470,000
Operating lease obligations	350,911	82,426	142,195	74,748	51,542
Interest on indebtedness	134,359	30,484	56,716	41,044	6,115
Deferred payment obligation (b)	111,780	—	—	111,780	—
Liability to Rollover option holders (c)	38,389	8,939	21,960	7,490	—
Tax liabilities for uncertain tax positions (d)	55,282	32,889	52	22,341	—
Other	22,440	—	22,440	—	—

Total contractual obligations	$1,683,161	$197,238	365,863	592,403	527,657

(a)	See Note 11 to our consolidated financial statements for additional information regarding debt and related matters.

(b)	Includes $62.5 million deferred payment obligation balance, plus current and future interest accruals.
(c)	Reflects liabilities to holders of stock options issued under our Officers’ Rollover Stock Plan related to the reduction in the exercise price of such options as a result of the December 2009 dividend and the July 2009 dividend.
(d)	Includes $17.5 million of tax liabilities offset by amounts owed under the deferred payment obligation. The remainder is related to other tax liabilities.

In the normal course of business, we enter into agreements with subcontractors and vendors to provide products and services that we consume in our operations or that are delivered to our clients. These products and services are not considered unconditional obligations until the products and services are actually delivered, at which time we record a liability for our obligation.

Capital Expenditures

Since we do not own any of our facilities, our capital expenditure requirements primarily relate to the purchase of computers, business systems, furniture, and leasehold improvements to support our operations. Direct costs billed to clients are not treated as capital expenses. Our capital expenditures for fiscal 2012 and 2011 were $76.9 million and $88.8 million, respectively, and the majority of such capital expenditures related to facilities infrastructure, equipment and information technology. Expenditures for facilities infrastructure and equipment are generally incurred to support new and existing programs across our business. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure.

Commitments and Contingencies

We are subject to a number of reviews, investigations, claims, lawsuits and other uncertainties related to our business. For a discussion of these items, refer to Note 19 to our consolidated financial statements.

Item. 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt and cash equivalents, which consist primarily of funds invested in U.S. government insured money-market accounts and prime money-market funds. As of March 31, 2012 and 2011, we had $484.4 million and $192.6 million, respectively, in cash and cash equivalents. The interest expense associated with our term loans and any loans under our revolving credit facility will vary with market rates.

Our exposure to market risk for changes in interest rates related to our outstanding debt will impact our senior secured loan facilities. A hypothetical 1% increase in interest rates would have increased interest expense related to the term facilities under our senior secured loan facilities by approximately $3.6 million in fiscal 2012 and $3.5 million in fiscal 2011, and likewise decreased our income and cash flows. A hypothetical increase of LIBOR to 4%, the average historical three-month LIBOR, would have increased interest expense related to all term facilities under our senior secured loan facilities by approximately $32.7 million in fiscal 2012 and $33.6 million in fiscal 2011, and likewise decreased our income and cash flows. The year over year variance in interest expense is driven by lower interest rate spreads and floors related to the debt facility refinance in February 2011.

The return on our cash and cash equivalents balance as of March 31, 2012 and 2011was less than 1%. Therefore, although investment interest rates may continue to decrease in the future, the corresponding impact to our interest income, and likewise to our income and cash flow, would not be material.

We do not use derivative financial instruments in our investment portfolio and have not entered into any hedging transactions.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Booz Allen Hamilton Holding Corporation

We have audited the accompanying consolidated balance sheets of Booz Allen Hamilton Holding Corporation as of March 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Booz Allen Hamilton Holding Corporation at March 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Booz Allen Hamilton Holding Corporation’s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 30, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean Virginia

May 30, 2012

BOOZ ALLEN HAMILTON HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2012	2011
	(Amounts in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$484,368	$192,631
Accounts receivable, net of allowance	1,077,315	1,111,004
Prepaid expenses	32,090	33,497
Income taxes receivable	46,794	—
Other current assets	17,096	23,311

Total current assets	1,657,663	1,360,443

Property and equipment, net	191,079	173,430
Deferred income taxes	7,790	41,409
Intangible assets, net	223,834	240,238
Goodwill	1,188,004	1,163,549
Other long-term assets	46,421	44,954

Total assets	$3,314,791	$3,024,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$42,500	$30,000
Accounts payable and other accrued expenses	443,951	406,310
Accrued compensation and benefits	357,872	396,996
Deferred income taxes	59,493	21,231
Other current liabilities	10,630	11,598

Total current liabilities	914,446	866,135

Long-term debt, net of current portion	922,925	964,328
Income tax reserve	55,282	90,474
Other long-term liabilities	236,953	195,836

Total liabilities	2,129,606	2,116,773

Commitments and contingencies (Note 19)

Stockholders’ equity:
Common stock, Class A — $0.01 par value — authorized, 600,000,000 shares; issued, 128,726,324 shares at March 31, 2012 and 122,784,835 shares at March 31, 2011; outstanding, 128,392,549 shares at March 31, 2012 and 122,784,835 shares at March 31, 2011	1,287	1,227
Non-voting common stock, Class B — $0.01 par value — authorized, 16,000,000 shares; issued and outstanding, 2,487,125 shares at March 31, 2012 and 3,053,130 shares at March 31, 2011	25	31
Restricted common stock, Class C — $0.01 par value — authorized, 5,000,000 shares; issued and outstanding, 1,533,020 shares at March 31, 2012 and 2,028,270 shares at March 31, 2011	15	20
Special voting common stock, Class E — $0.003 par value — authorized, 25,000,000 shares; issued and outstanding, 10,140,067 shares at March 31, 2012 and 12,348,860 shares at March 31, 2011	30	37
Treasury stock, at cost — 333,775 shares at March 31, 2012 and 0 shares at March 31, 2011	(5,377)	—
Additional paid-in capital	898,541	840,058
Retained earnings	299,379	71,330
Accumulated other comprehensive loss	(8,715)	(5,453)

Total stockholders’ equity	1,185,185	907,250

Total liabilities and stockholders’ equity	$3,314,791	$3,024,023

The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
	2012	2011	2010
	(Amounts in thousands, except per share data)
Revenue	$5,859,218	$5,591,296	$5,122,633

Operating costs and expenses:
Cost of revenue	2,934,378	2,836,955	2,654,143
Billable expenses	1,542,822	1,473,266	1,361,229
General and administrative expenses	903,721	881,028	811,944
Depreciation and amortization	75,205	80,603	95,763
Restructuring charge	15,660	—	—

Total operating costs and expenses	5,471,786	5,271,852	4,923,079

Operating income	387,432	319,444	199,554
Interest expense	(48,078)	(131,892)	(150,734)
Other, net	4,520	(59,488)	174

Income before income taxes	343,874	128,064	48,994
Income tax expense	103,919	43,370	23,575

Net income	$239,955	$84,694	$25,419

Earnings per common share (Note 3):
Basic	$1.83	$0.74	$0.24

Diluted	$1.70	$0.66	$0.22

Dividends declared per share	$0.09	$—	$5.73

The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended March 31,
	2012	2011	2010
	(Amounts in thousands)
Net income	$239,955	$84,694	$25,419
Actuarial loss related to employee benefits, net of taxes (Note 14)	(3,262)	(1,635)	(4,516)

Comprehensive income	$236,693	$83,059	$20,903

The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
	2012	2011	2010
	(Amounts in thousands)
Cash flows from operating activities
Net income	$239,955	$84,694	$25,419
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of state and local transportation business	(4,082)	—	—
Transaction costs on sale of state and local transportation business	(5,432)	—	—
Depreciation and amortization	75,205	80,603	95,763
Amortization of debt issuance costs	4,783	6,925	5,700
Amortization of original issuance discount on debt	1,097	2,640	2,505
Non-cash expense of debt repayments	—	43,177	—
Excess tax benefits from the exercise of stock options	(16,461)	(15,974)	(1,915)
Stock-based compensation expense	31,263	48,678	71,897
Loss on disposition of property and equipment	376	41	—
Deferred income taxes	74,785	42,763	19,837

Changes in assets and liabilities:
Accounts receivable, net	25,275	(92,693)	(92,386)
Income taxes receivable / payable	(31,832)	2,907	(14,429)
Prepaid expenses	1,407	(951)	150
Other current assets	6,215	(12,941)	15,672
Other long-term assets	(6,250)	(6,833)	(3,742)
Accrued compensation and benefits	(35,287)	9,804	33,760
Accounts payable and accrued expenses	40,822	52,214	110,265
Accrued interest	(11,801)	8,451	(10,633)
Income tax reserve	(35,192)	(10,163)	2,483
Other current liabilities	(2,373)	612	(8,190)
Postretirement obligations	6,966	5,898	6,139
Other long-term liabilities	607	46,487	12,189

Net cash provided by operating activities	360,046	296,339	270,484

Cash flows from investing activities
Purchases of property and equipment	(76,925)	(88,784)	(49,271)
Escrow payments	—	1,384	38,280
Proceeds from sale of state and local transportation business	23,332	—	—

Net cash used in investing activities	(53,593)	(87,400)	(10,991)

Cash flows from financing activities
Net proceeds from issuance of common stock	8,757	251,135	—
Cash dividends paid	(11,906)	—	(612,401)
Repayment of debt	(30,000)	(1,637,850)	(16,100)
Net proceeds from debt	—	1,041,808	330,692
Payment of deferred payment obligation	—	—	(78,000)
Excess tax benefits from the exercise of stock options	16,461	15,974	1,915
Stock option exercises	7,349	4,790	1,334
Repurchases of common stock	(5,377)	—	—

Net cash used in financing activities	(14,716)	(324,143)	(372,560)

Net increase (decrease) in cash and cash equivalents	291,737	(115,204)	(113,067)
Cash and cash equivalents—beginning of period	192,631	307,835	420,902

Cash and cash equivalents—end of period	$484,368	$192,631	$307,835

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$53,993	$109,895	$126,744

Income taxes	$89,314	$7,715	$5,474

The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)	Class A Common Stock		Class B Non-Voting Common Stock		Class C Restricted Common Stock		Class E Special Voting Common Stock		Treasury Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2009	101,316,870	1,013	2,350,200	24	2,028,270	20	14,802,880	44	—	—	1,097,327	(38,783)	698	1,060,343

Issuance of common stock	19,070	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock options exercised	1,586,960	16	—	—	—	—	(1,457,000)	(4)	—	—	1,322	—	—	1,334
Recognition of liability related to future stock option exercises (Note 17)	—	—	—	—	—	—	—	—	—	—	(34,408)	—	—	(34,408)
Net income	—	—	—	—	—	—	—	—	—	—	—	25,419	—	25,419
Actuarial loss related to employee benefits, net of taxes	—	—	—	—	—	—	—	—	—	—	—	—	(4,516)	(4,516)

Comprehensive income														20,903
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	71,897	—	—	71,897
Dividends paid (Notes 1 and 17)	—	—	—	—	—	—	—	—	—	—	(612,401)	—	—	(612,401)
Excess tax benefits from the exercise of stock options	—	—	—	—	—	—	—	—	—	—	1,915	—	—	1,915

Balance at March 31, 2010	102,922,900	1,029	2,350,200	24	2,028,270	20	13,345,880	40	—	—	525,652	(13,364)	(3,818)	509,583

Issuance of common stock	16,189,830	161	—	—	—	—	702,930	2	—	—	250,972	—	—	251,135
Stock options exercised	4,375,035	44	—	—	—	—	(1,699,950)	(5)	—	—	11,727	—	—	11,766
Excess tax benefits from the exercise of stock options	—	—	—	—	—	—	—	—	—	—	15,974	—	—	15,974
Share exchange	(702,930)	(7)	702,930	7	—	—	—	—	—	—	—	—	—	—
Recognition of liability related to future stock option exercises (Note 17)	—	—	—	—	—	—	—	—	—	—	(12,945)	—	—	(12,945)
Net income	—	—	—	—	—	—	—	—	—	—	—	84,694	—	84,694
Actuarial loss related to employee benefits, net of taxes	—	—	—	—	—	—	—	—	—	—	—	—	(1,635)	(1,635)

Comprehensive income														83,059
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	48,678	—	—	48,678

Balance at March 31, 2011	122,784,835	1,227	3,053,130	31	2,028,270	20	12,348,860	37	—	—	840,058	71,330	(5,453)	907,250

Issuance of common stock	1,080,245	11	—	—	—	—	—	—	—	—	8,749	—	—	8,760
Stock options exercised	3,799,989	38	—	—	—	—	(2,208,793)	(7)	—	—	7,315	—	—	7,346
Excess tax benefits from the exercise of stock options	—	—	—	—	—	—	—	—	—	—	16,461	—	—	16,461
Share exchange	1,061,255	11	(566,005)	(6)	(495,250)	(5)	—	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	—	—	(333,775)	(5,377)	—	—	—	(5,377)
Recognition of liability related to future stock option exercises (Note 17)	—	—	—	—	—	—	—	—	—	—	(5,305)	—	—	(5,305)
Net income	—	—	—	—	—	—	—	—	—	—	—	239,955	—	239,955
Actuarial loss related to employee benefits, net of taxes	—	—	—	—	—	—	—	—	—	—	—	—	(3,262)	(3,262)

Comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	236,693
Dividends paid (Note 16)	—	—	—	—	—	—	—	—	—	—	—	(11,906)	—	(11,906)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	31,263	—	—	31,263

Balance at March 31, 2012	128,726,324	$1,287	2,487,125	$25	1,533,020	$15	10,140,067	$30	(333,775)	$(5,377)	$898,541	$299,379	$(8,715)	$1,185,185

The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data or unless otherwise noted)

March 31, 2012

1.	OVERVIEW

Our Business

Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or Holding or the Company, is an affiliate of The Carlyle Group, or Carlyle, and was incorporated in Delaware in May 2008. The Company provides management and technology consulting services primarily to the U.S. government and its agencies in the defense, intelligence, and civil markets. The Company offers clients functional knowledge spanning strategy and organization, analytics, technology, and operations, which it combines with specialized expertise in clients’ mission and domain areas to help solve critical problems. The Company reports operating results and financial data in one operating segment. The Company is headquartered in McLean, Virginia, with approximately 25,000 employees as of March 31, 2012.

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

Recapitalization Transaction and Repricing

On December 11, 2009, the Company consummated a recapitalization transaction, or Recapitalization Transaction, which included amendments of the Senior Secured Agreement to include a new term loan, or Tranche C Loans, with $350.0 million of principal, and the mezzanine credit agreement, or Mezzanine Credit Agreement, primarily to allow for the recapitalization and payment of a special dividend. This special dividend was declared by the Company’s Board of Directors on December 7, 2009, to be paid to holders of record as of December 8, 2009. Net proceeds from Tranche C Loans of $341.3 million less transaction costs of $13.2 million, along with cash on hand of $321.9 million, were used to fund a partial payment of the Company’s deferred payment obligation, or DPO, in the amount of $100.4 million, and a dividend payment of $4.642 per share, or $497.5 million, which was paid on all issued and outstanding shares of Holding’s Class A Common Stock, Class B Non-Voting Common Stock, and Class C Restricted Common Stock. As required by the Officers’

Rollover Stock Plan, or Rollover Plan, and the Equity Incentive Plan, or EIP, the exercise price per share of each outstanding option was reduced. Because the reduction in per share value exceeded the exercise price for certain of the options granted under the Rollover Plan, the exercise price for those options was reduced to the $0.01 par value of the shares issuable on exercise, and the holders became entitled to receive a cash payment equal to the excess of the reduction in per share value over the reduction in exercise price to the par value. The difference between the one cent exercise price and the reduced value for shares not yet exercised of $54.4 million will be accrued by the Company as the options vest and will be paid in cash upon exercise of the options. As of March 31, 2012 and 2011, the Company reported $27.7 million and $31.4 million in other long-term liabilities, respectively, and $8.9 million and $9.0 million in accrued compensation and benefits, respectively, in the accompanying consolidated balance sheets for the portion of stock-based compensation recognized, which is reflective of the options vested with an exercise price of one cent. Transaction fees incurred in connection with the Recapitalization Transaction were approximately $22.4 million, of which approximately $15.8 million were deferred financing costs and are amortized over the lives of the loans. Refer to Note 10 for further discussion of the DPO, Note 11 for further discussion of the amended credit agreements, Note 12 for further discussion of the accounting for deferred financing costs, and Note 17 for further discussion of the December 2009 dividend and associated future cash payments as related to stock options.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. All intercompany balances and transactions have been eliminated in consolidation.

The Company’s fiscal year ends on March 31 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31. The accompanying consolidated financial statements present the financial position of the Company as of March 31, 2012 and 2011 and the Company’s results of operations for fiscal 2012, fiscal 2011, and fiscal 2010.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Areas of the financial statements where estimates may have the most significant effect include allowance for doubtful accounts, contractual and regulatory reserves, lives of tangible and intangible assets, impairment of long-lived assets, accrued liabilities, revenue recognition, bonus and other incentive compensation, stock-based compensation, realization of deferred tax assets, provisions for income taxes, and postretirement obligations. Actual results experienced by the Company may differ materially from management’s estimates.

Revenue Recognition

Substantially all of the Company’s revenue is derived from services and solutions provided to the U.S. government and its agencies, primarily by the Company’s consulting staff and, to a lesser extent, subcontractors. The Company generates its revenue from the following types of contractual arrangements: cost-reimbursable-plus-fee contracts, time-and-materials contracts, and fixed-price contracts.

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

Revenue for time-and-materials contracts is recognized as services are performed, generally on the basis of contract allowable labor hours worked multiplied by the contract-defined billing rates, plus allowable direct costs and indirect cost burdens associated with materials used and other direct expenses incurred in connection with the performance of the contract.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments having an original maturity of three months or less. The Company’s investments consist primarily of institutional money market funds. The Company maintains its cash and cash equivalents in bank accounts that, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts.

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

Property and Equipment

Property and equipment are recorded at cost, and the balances are presented net of depreciation. The cost of software purchased or internally developed is capitalized. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Furniture and equipment is depreciated over five to ten years, computer equipment is depreciated over four years, and software purchased or developed for internal use is depreciated over one to three years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term. Maintenance and repairs are charged to expense as incurred. Rent expense is recorded on a straight-line basis over the life of the respective lease. The difference between the cash payment and rent expense is recorded as deferred rent in other long-term liabilities in the consolidated balance sheets. The Company receives incentives for tenant improvements on certain of its leases. The cash expended on such improvements is recorded as property and equipment and amortized over the life of the associated asset, or lease term, whichever is shorter. Incentives for tenant improvements are recorded as deferred rent in other long-term liabilities in the consolidated balance sheets, and are amortized on a straight line basis over the lease term.

Goodwill

Goodwill is the amount by which the cost of acquired net assets in a business acquisition exceeds the fair value of net identifiable assets on the date of purchase. The Company assesses goodwill for impairment on at least an annual basis on January 1, and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company operates as a single operating segment and as a single reporting unit for the purpose of evaluating goodwill. During the fiscal years ended March 31, 2012 2011 and 2010, the Company did not record any goodwill impairment. Further, the Company does not consider any of the goodwill at risk of impairment.

Intangible Assets

Intangible assets consist of trade name, contract backlog, and favorable lease terms. The trade name is not amortized, but is tested annually for impairment. Contract backlog is amortized over the expected backlog life based on projected future cash flows of approximately five to nine years. Favorable lease terms are amortized over the remaining contractual terms of approximately five years.

Long-Lived Assets

The Company reviews its long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for any excess of the carrying amount over the fair value of the asset. There were no impairment charges for fiscal 2012 or 2011.

Income Taxes

The Company provides for income taxes as a “C” corporation on income earned from operations. The Company is subject to federal, state, and foreign taxation in various jurisdictions.

Deferred tax assets and liabilities are recorded to recognize the expected future tax benefits or costs of events that have been, or will be, reported in different years for financial statement purposes than for tax purposes. Deferred tax assets and liabilities are computed based on the difference between the financial statement carrying amount and tax basis of assets and liabilities using enacted tax rates and laws for the years in which these items are expected to reverse. If management determines that some portion or all of a deferred tax asset is not “more likely than not” to be realized, a valuation allowance is recorded as a component of the income tax provision to reduce the deferred tax asset to an appropriate level in that period. In determining the need for a valuation allowance, management considers all positive and negative evidence, including historical earnings, projected future taxable income, future reversals of existing taxable temporary differences, taxable income in prior carryback periods, and prudent, feasible tax-planning strategies.

The Company periodically assesses its tax positions for all periods open to examination by tax authorities based on the latest available information. Where it is not more likely that not that the Company’s tax position will be sustained, the Company records its best estimate of the resulting tax liability and interest in the consolidated financial statements. These uncertain tax positions are recorded as a component of income tax expense. As uncertain tax positions in periods open to examination are closed out, or as the assessment of the position is changed, the resulting change is reflected in the recorded liability and income tax expense. Penalties and interest recognized related to the reserves for uncertain tax positions are recorded as a component of income tax expense.

Comprehensive Income

Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income is presented in the consolidated statements of comprehensive income. Accumulated other comprehensive losses as of March 31, 2012 and 2011 consisted of unrealized losses on the Company’s defined and postretirement benefit plans.

Share-Based Payments

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

Defined Benefit Plan and Other Postretirement Benefits

The Company recognizes the underfunded status of pension and other postretirement benefit plans on the consolidated balance sheets. Gains and losses, prior service costs and credits, and any remaining transition amounts that have not yet been recognized through net periodic benefit cost are recognized in accumulated other comprehensive income, net of tax effects, and will continue to be amortized as a component of net periodic cost. The measurement date, the date at which the benefit obligations and plan assets are measured, is the Company’s fiscal year end.

Self-Funded Medical Plans

The Company maintains self-funded medical insurance. Self-funded plans include a health maintenance organization, preferred provider organization, point of service, qualified point of service, and traditional choice.

Further, self-funded plans also include prescription drug and dental benefits. The Company records an incurred but unpaid claim liability in the accrued compensation and benefits line of the consolidated balance sheets for self-funded plans based on an actuarial valuation. Data that drives this estimate is primarily based on claims and enrollment data provided by a third party valuation firm for medical and pharmacy related costs.

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

Fair Value Measurements

The fair value of the Company’s cash and cash equivalents, trade accounts receivable and accounts payable, approximates its carrying value at March 31, 2012 and 2011 because of the short-term nature of these amounts. The fair value of the Company’s debt instruments approximates its carrying value at March 31, 2012 and 2011. The fair value of debt is determined based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements.

Recent Accounting Pronouncements

During the fiscal year ended March 31, 2012, the Company adopted the following accounting pronouncements, none of which had a material impact on the Company’s consolidated financial statements:

In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income, which amends the presentation options in Accounting Standards Codification Topic 220, Comprehensive Income. This guidance requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance does not change the items which must be reported in other comprehensive income, how such items are measured, or when they must be reclassified to net income. The guidance is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. As this guidance impacts presentation only, it has had no effect on the Company’s financial condition, results of operations, or cash flows. The Company elected early adoption effective June 30, 2011 using the two-statement approach.

In September 2011, the FASB issued Accounting Standards Update 2011-08, Testing Goodwill for Impairment, which amends Topic 350, Intangibles – Goodwill and Other. This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company elected early adoption effective as of our measurement date, January 1, 2012. Based on our qualitative assessment at January 1, 2012, we believe that it was not more likely than not that the fair value of our reporting unit was less than the carrying amount. Accordingly, the Company concluded a two-step impairment test is not necessary.

Other recent accounting pronouncements issued by the FASB during fiscal 2012 and through the filing date did not and are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

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

The Company currently has outstanding shares of Class A Common Stock, Class B Non-Voting Common Stock, Class C Restricted Common Stock, and Class E Special Voting Common Stock. Class E Special Voting Common Stock shares are not included in the calculation of EPS as these shares represent voting rights only and are not entitled to participate in dividends or other distributions. Unvested Class A Restricted Common Stock and unvested Class C Restricted Common Stock holders are entitled to participate in dividends or other distributions. These unvested shares participated in the payment of the Company’s dividend declared and paid in the fourth quarter of fiscal 2012, and as such, EPS is calculated using the two-class method, whereby earnings are reduced by the dividends declared and paid to the restricted shareholders.

A reconciliation of the income used to compute basic and diluted EPS for the periods presented are as follows:

	Fiscal Year Ended March 31,
	2012	2011	2010
Earnings for basic computations	$238,761	$84,694	$25,419
Weighted-average Class A Common Stock outstanding	125,894,644	109,511,290	102,099,180
Weighted-average Class B Non-Voting Common Stock outstanding	2,791,917	2,939,387	2,350,200
Weighted-average Class C Restricted Common Stock outstanding	1,459,128	2,028,270	2,028,270

Total weighted-average common shares outstanding for basic computations	130,145,689	114,478,947	106,477,650

Earnings for diluted computations	$238,761	$84,694	$25,419
Dilutive stock options and restricted stock	10,666,323	12,969,753	9,750,730

Average number of common shares outstanding for diluted computations	140,812,012	127,448,700	116,228,380

Earnings per common share
Basic	$1.83	$0.74	$0.24

Diluted	$1.70	$0.66	$0.22

4.	RESTRUCTURING CHARGE

In the fourth quarter of fiscal 2012, the Company finalized a cost restructuring plan to reduce certain personnel and infrastructure costs. This plan was implemented in response to continued budget constraints and uncertainty in the industry and to provide funds to increase resources dedicated to growth areas across the Company’s markets. As part of this cost restructuring plan, the Company reduced overall headcount by approximately 2%, with a higher percentage of reductions in the senior ranks. The Company incurred an associated restructuring charge of $15.7 million pretax in the three months ended March 31, 2012 relating to the one-time termination benefits. The entire amount of this charge will result in future cash expenditures.

The following table details the activity and balance of the restructuring liability for the year ended March 31, 2012:

Restructuring Charge
Balance as of April 1, 2011	—
Restructuring costs	$15,660
Cash payments	(4,518)

Balance as of March 31, 2012	$11,142

Amounts contained in balance sheet
Accrued compensation and benefits	$11,142

Total	$11,142

The accrued amounts related to the restructuring charge will be paid through fiscal 2013.

The Company evaluated whether some portion of the restructuring charge incurred above is recoverable under our cost-reimbursable contracts, which resulted in additional revenue of $4.5 million recognized in the fourth quarter of fiscal 2012.

5.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

As of March 31, 2012 and 2011, goodwill was $1,188.0 million and $1,163.5 million, respectively. The increase in the carrying amount of goodwill is primarily attributable to the increase in the deferred payment obligation as a result of the release of approximately $35.0 million of reserves for uncertain tax positions, offset by a $10.7 million reduction to goodwill related to the sale of the Company’s state and local transportation business.

On December 31, 2011, the Company adopted new Goodwill impairment guidance whereby the Company performed a qualitative assessment of whether the fair value of the reporting unit was less than the carrying value of equity. In making this assessment the Company considered all relevant events and circumstances. These include, but are not limited to macroeconomic conditions, industry, and market considerations and the reporting unit’s overall financial performance. Based on the qualitative assessment at January 1, 2012, the Company believes that it was not likely (i.e., a likelihood of more than 50 percent) that the fair value of the reporting unit was less than the carrying amount. During the fiscal years ended March 31, 2012, 2011 and 2010, the Company did not record any goodwill impairment. Further, the Company does not consider any of the goodwill at risk of impairment.

Intangible Assets

Intangible assets consisted of the following:

	As of March 31, 2012			As of March 31, 2011
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets
Contract backlog	$160,615	$127,265	$33,350	$160,800	$111,330	$49,470
Favorable leases	2,800	2,516	284	2,800	2,232	568

Total	$163,415	$129,781	$33,634	$163,600	$113,562	$50,038

Unamortizable intangible assets
Trade name	$190,200	$—	$190,200	$190,200	$—	$190,200

Total	$353,615	$129,781	$223,834	$353,800	$113,562	$240,238

The Company performed an annual impairment test of the trade name as of January 1, 2012 and 2011, noting no impairment.

Amortization expense for fiscal 2012, fiscal 2011, and fiscal 2010, was $16.4 million, $28.6 million, and $40.6 million, respectively. There were no intangible assets prior to the Merger Transaction. The following table summarizes the estimated annual amortization expense for future periods indicated below:

For the Fiscal Year Ending March 31,
2013	$12,509
2014	8,450
2015	4,225
2016	4,225
2017	4,225
Thereafter	—

$33,634

6.	ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consisted of the following:

	March 31,
	2012	2011
Current
Accounts receivable—billed	$436,314	$466,688
Accounts receivable—unbilled	641,800	645,664
Allowance for doubtful accounts	(799)	(1,348)

Accounts receivable, net	1,077,315	1,111,004

Long-term
Unbilled receivables related to retainage and holdbacks	24,163	17,075

Total accounts receivable, net	$1,101,478	$1,128,079

The Company recognized a provision for doubtful accounts (including certain unbilled reserves) of $2.7 million, $230,000, and $1.4 million for fiscal 2012, fiscal 2011, and fiscal 2010, respectively. Long-term unbilled receivables related to retainage, holdbacks, and long-term rate settlements to be billed at contract closeout are included in non-current assets as accounts receivable in the accompanying consolidated balance sheets.

7.	PROPERTY AND EQUIPMENT, NET

The components of property and equipment, net were as follows:

	March 31,
	2012	2011
Furniture and equipment	$131,461	$111,513
Computer equipment	49,602	58,163
Software	33,248	28,583
Leasehold improvements	144,528	113,266

Total	358,839	311,525

Less: Accumulated depreciation and amortization	(167,760)	(138,095)

Property and equipment, net	$191,079	$173,430

Property and equipment, net, includes $13.2 million and $14.7 million of internally developed software, net of depreciation as of March 31, 2012 and 2011, respectively. Depreciation and amortization expense relating to property and equipment for fiscal 2012, fiscal 2011, and fiscal 2010 was $58.8 million, $52.0 million, and $55.2 million, respectively. During fiscal 2012, the Company reduced the gross cost and accumulated depreciation and amortization by $35.7 million for zero net book value assets deemed no longer in service.

8.	ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

Accounts payable and other accrued expenses consisted of the following:

	March 31,
	2012	2011
Vendor payables	$288,377	$279,801
Accrued expenses	154,640	123,863
Other	934	2,646

Total accounts payable and other accrued expenses	$443,951	$406,310

Accrued expenses consisted primarily of the Company’s reserve related to potential cost disallowance in conjunction with government audits. Refer to Note 19 for further discussion of this reserve.

9.	ACCRUED COMPENSATION AND BENEFITS

Accrued compensation and benefits consisted of the following:

	March 31,
	2012	2011
Bonus	$83,464	$136,503
Retirement	86,723	93,826
Vacation	143,154	133,643
Other	44,531	33,024

Total accrued compensation and benefits	$357,872	$396,996

10.	DEFERRED PAYMENT OBLIGATION

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

The remaining $80.0 million is available to indemnify the Company for certain pre-acquisition tax contingencies, related interest and penalties, and other matters pursuant to the Merger Agreement. Any amounts remaining after the settlement of claims will be paid out to the selling shareholders. As of March 31, 2012 and 2011, the Company has recorded $55.3 million and $90.5 million, respectively, for pre-acquisition uncertain tax positions, of which approximately $17.5 million and $52.7 million, respectively, may be indemnified under the remaining available DPO. During fiscal 2012, the Company favorably settled $35.0 million of its pre-acquisition uncertain tax positions, thereby reducing the estimated amount to be indemnified under the remaining available DPO and increasing the DPO amount to be paid to the selling shareholders. Accordingly, the $63.1 million and $38.2 million DPO balance recorded as of March 31, 2012 and 2011, respectively, within other long-term liabilities in the accompanying consolidated balance sheets, represents the residual balance estimated to be paid to the selling shareholders based on consideration of contingent tax claims, accrued interest and other matters. Interest is accrued at a rate of 5% per six-month period on the unpaid DPO balance, net of any settled claims or payments, which was $80.0 million as of March 31, 2012 and 2011.

A reconciliation of the principal balance of the DPO to the amount recorded in the consolidated balance sheets for the periods presented are as follows:

	March 31,
	2012	2011
Deferred payment obligation	$80,000	$80,000
Indemnified pre-acquisition uncertain tax positions	(17,543)	(52,743)
Accrued interest	681	10,904

Amount recorded in the consolidated balance sheets	$63,138	$38,161

On February 29, 2012, the Company paid $19.4 million of accrued interest to the selling shareholders.

11.	DEBT

Debt consisted of the following:

	March 31,
	2012		2011
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Senior secured credit agreement
Tranche A Loans	2.49%	$472,870	2.81%	$497,185
Tranche B Loans	3.75%	492,555	4.00%	497,143

Total		965,425		994,328

Current portion of long-term debt		(42,500)		(30,000)

Long-term debt, net of current portion		$922,925		$964,328

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

The Senior Secured Agreement, as amended, requires quarterly principal payments of 1.25% of the stated principal amount of the Tranche A Loans, with annual incremental increases to 1.875%, 2.50%, 3.125%, and 16.25%, prior to the Tranche A Loans maturity date of February 3, 2016, and 0.25% of the stated principal amount of the Tranche B Loans, with the remaining balance payable on the Tranche B Loans maturity date of August 3, 2017. Both these stated principal repayment schedules are reflected in the table below. The revolving credit facility matures on July 31, 2014, at which time any outstanding principal balance is due in full.

The following table summarizes required future debt principal repayments:

	Payments Due By March 31,
	Total	2013	2014	2015	2016	2017	Thereafter
Tranche A Loans	475,000	37,500	50,000	62,500	325,000	—	—
Tranche B Loans	495,000	5,000	5,000	5,000	5,000	5,000	470,000

Total	$970,000	$42,500	$55,000	$67,500	$330,000	$5,000	$470,000

At the Company’s option, the interest rate on borrowings under the Senior Credit Facilities may be based on the Eurocurrency rate or the alternate base rate, or ABR, plus, in each case, an applicable margin, subject to the Eurocurrency rate and ABR being no lower than 1.00% or 2.00%, respectively, in the case of Tranche B Loans. Subject to a leveraged based pricing grid, the applicable margins on Tranche A Loans range from 2.00% to 2.75% with respect to Eurocurrency loans, or 1.00% to 1.75% with respect to ABR loans. The applicable margins on Tranche B Loans will be 3.00% with respect to Eurocurrency loans, or 4.00% with respect to ABR loans, stepping down, in each case to 2.75% and 3.75%, respectively, when the total leverage ratio is less than or equal to 1.75 to 1.00. The revolving credit facility margin and commitment fee are subject to the leveraged based pricing grid, set forth in the Senior Secured Agreement.

On March 6, 2012, for the Tranche A Loans, the Company entered into a 1-month LIBOR to lock in the all-in rate at 2.49%, which consists of the 2.25% margin plus 0.24%. On February 3, 2012, for the Tranche B Loans, the Company entered into a 6-month LIBOR to lock in the all-in rate of 4.00%, which consists of the 1.00% floor plus the 3.00% margin. The Tranche B margin was reduced to 2.75% upon the submission of our December 31, 2011 financial statements to our lenders on February 13, 2012. The Company’s leverage ratio qualified for a lower margin effective on the date of lender packet submission to our lenders. As a result, the all-in rate was reduced to 3.75% effective February 13, 2012. Depending on market conditions, Tranche A Loans and Tranche B Loans will reprice under the most appropriate LIBOR term. Currently, the Tranche B Loans do not have a variable rate as the floor has not been exceeded.

During fiscal 2012, interest payments of $14.4 million and $20.2 million were made for Tranche A Loans and Tranche B Loans, respectively. During fiscal 2011, interest payments of $3.9 million, $37.0 million, $19.1 million, $49.9 million, and $46,000 were made for Tranche A Loans, Tranche B Loans, Tranche C Loans, the Mezzanine Term Loan, and the revolving credit facility, respectively. As of March 31, 2012 and 2011, no amounts were outstanding on the revolving credit facility.

In addition to the Refinancing Transaction, the Company made optional repayments on the Senior Credit Facilities and the mezzanine credit facility during fiscal 2011. In accordance with the terms of the Mezzanine Credit Agreement, the Company also paid prepayment penalties of 3.00% of the respective principal repayment amounts. In addition, the Company wrote-off ratable portions of debt issuance costs, or DIC, and original issue discount, or OID, associated with each repayment on the Senior Credit Facilities and the mezzanine credit facility. These amounts were reflected in other, net in the accompanying consolidated statements of operations. The refinancing transaction and optional repayments on the Senior Credit Facilities and the mezzanine credit facility, and the associated prepayment penalties and write-off of DIC and OID during fiscal 2011 were as follows:

Date	Term Facility	Principal Payment	Prepayment Penalties	Write-off of DIC	Write-off of OID	Total Expense
February 3, 2011	Tranches A, B, and C Loans	$1,021,463	$—	$11,374	$6,432	$17,806
	Mezzanine	222,076	6,662	8,287	1,768	16,717
December 21, 2010*	Mezzanine	32,494	975	1,229	262	2,466
November 26, 2010*	Mezzanine	210,430	6,313	8,022	1,712	16,047
August 2, 2010	Mezzanine	85,000	2,550	3,359	732	6,641

		$1,571,463	$16,500	$32,271	$10,906	$59,677

*	The December 21, 2010 and November 26, 2010 repayments and prepayment penalties were paid with net proceeds from the sale of shares of the Company’s Class A Common Stock.

The total outstanding debt balance is recorded in the accompanying consolidated balance sheets, net of unamortized discount of $4.6 million and $5.7 million as of March 31, 2012 and 2011, respectively.

The Senior Secured Agreement, as amended, requires the maintenance of certain financial and non-financial covenants. As of March 31, 2012, the Company was in compliance with all of its covenants.

12.	DEFERRED FINANCING COSTS

A reconciliation of the beginning and ending amount of DIC for the periods presented are as follows:

	March 31,
	2012	2011
Beginning of year	$20,973	$52,042
Amortization	(4,783)	(6,990)
Write-off related to optional debt repayments	—	(32,271)
Additional DIC related to February 2011 Refinancing Transaction	—	8,192

End of year	$16,190	$20,973

Costs incurred in connection with the February 2011 Refinancing Transaction were $12.5 million, of which $8.2 million was recorded as other long-term assets and will be amortized and reflected in interest expense in the consolidated statements of operations over the lives of the loans. Amortization of these costs will be accelerated to the extent that any prepayment is made on the Senior Credit Facilities. The remaining amount of $4.3 million, which was not deferred, was recorded as general and administrative expenses in the consolidated statements of operations.

Absent any prepayment accelerations of DIC or the effect of changes in interest rates, the following table summarizes the estimated annual amortization expense of DIC using the effective interest rate method, as a component of interest expense, for the future periods indicated below:

	DIC Amortization Expense
	Total	2013	2014	2015	2016	2017	Thereafter
Tranche A Loans	8,022	2,504	2,327	2,077	1,114	—	—
Tranche B Loans	5,003	879	903	929	960	987	345
Revolver	3,165	1,356	1,356	453	—	—	—

Total	$16,190	$4,739	$4,586	$3,459	$2,074	$987	$345

13.	INCOME TAXES

The components of income tax expense were as follows:

	Fiscal Year Ended March 31,
	2012	2011	2010
Current
U.S. Federal	$11,893	$(4,880)	$2,664
State and local	17,241	5,487	1,074

Total current	29,134	607	3,738

Deferred
U.S. Federal	71,683	40,290	18,004
State and local	3,102	2,473	1,833

Total deferred	74,785	42,763	19,837

Total	$103,919	$43,370	$23,575

A reconciliation between income tax computed at the U.S. federal statutory income tax rate to income tax expense from operations are as follows:

	Fiscal Year Ended March 31,
	2012	2011	2010
Income tax expense computed at U.S. statutory rate (35%)	$120,356	$44,822	$17,148
Increases (reductions) resulting from:
Changes in uncertain tax positions	(32,528)	(10,142)	—
State income taxes, net of the federal tax benefit	13,431	6,039	2,913
Meals and entertainment	2,177	2,684	2,552
Release of Valuation Allowance	(5,211)	—	—
Gain on sale of state and local transportation business	3,772	—	—
Other	1,922	(33)	962

Income tax expense from operations	$103,919	$43,370	$23,575

Significant components of the Company’s net deferred income tax (liability) asset were as follows:

	March 31,
	2012	2011
Deferred income tax assets:
Accrued expenses	$61,651	$53,675
Stock-based compensation	57,286	56,114
Pension and postretirement insurance	26,799	22,785
Property and equipment	5,305	31,982
Net operating loss carryforwards	1,407	57,124
Capital loss carryforward	36,335	42,379
AMT	—	8,353
Deferred rent and tenant allowance	19,529	18,101
Other	9,985	12,440

Total gross deferred income taxes	218,297	302,953
Less: Valuation allowance	(36,335)	(42,379)

Total net deferred income tax assets	181,962	260,574

Deferred income tax liabilities:
Unbilled receivables	138,510	138,667
Intangible assets	87,923	94,789
Debt issuance costs	4,881	6,926
Other	2,351	—

Total deferred tax liabilities	233,665	240,382

Net deferred income tax (liability) asset	$(51,703)	$20,192

Deferred tax balances reflect the impact of temporary differences between the carrying amount of assets and liabilities and their tax basis and are stated at the tax rates expected to be in effect when taxes are actually paid or recovered. A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized. In determining if the Company’s deferred tax assets are realizable, management considers all positive and negative evidence, including the history of generating book earnings, future reversals of existing taxable temporary differences, projected future taxable income, as well as any tax planning strategies. The Company recognized a valuation allowance of $36.3 million and $42.4 million as of March 31, 2012 and 2011, respectively, against the deferred tax asset associated with the capital loss carryforward, of equal amounts for the respective periods. The capital loss carryforward is scheduled to expire on March 31, 2013, at which time the associated valuation allowance is expected to be released. For all other deferred tax assets, the Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize these deferred tax assets.

At March 31, 2011, the Company had approximately $148.8 million of net operating loss, or NOL, carryforwards. As of March 31, 2012, the Company has fully utilized its NOL carryforward as it relates to the U.S. Federal tax benefit. A remaining $2.2 million of State NOL carryforward remains as of March 31, 2012, which consists of the California NOL carryforward that the Company anticipates utilizing by March 31, 2013. The Company believes that it is more likely than not that the company will generate sufficient taxable income to fully realize the tax benefit of our State NOL carryforwards when the statute expires in 2028.

Uncertain Tax Positions

The Company maintains reserves for uncertain tax positions related to tax benefits recognized in prior years. These reserves involve considerable judgment and estimation and are evaluated by management based on the best information available including changes in tax regulations and other information. As of March 31, 2012 and

2011, the Company has recorded $55.3 million and $90.5 million, respectively, of reserves for uncertain tax positions, of which approximately $17.5 million and $52.7 million, respectively, may be indemnified under the remaining available DPO.

Included in the balance of reserves for uncertain tax positions at March 31, 2012 and 2011 are potential tax benefits of $55.0 million and $77.3 million, respectively, that, if recognized, would impact the effective tax rate. A reconciliation of the beginning and ending amount of potential tax benefits for the periods presented are as follows:

	March 31,
	2012	2011
Beginning of year	$77,304	$85,982
Federal benefit from change in reserve	1,036	—
Settlements with taxing authorities	(14,399)	(129)
Lapse of statute of limitations	(9,046)	(8,549)

End of year	$54,895	$77,304

For the fiscal year ended March 31, 2012, the Company’s reserves for uncertain tax positions decreased primarily as a result of a $24.0 million release of reserves for uncertain tax positions and related interest and penalties, due to the settlement of the Company’s Internal Revenue Service, or IRS, audit for fiscal years 2004, 2005, and 2006, and an $11.0 million release of federal income tax reserves and related interest and penalties due to a lapse in the statute of limitations for the tax year ended March 31, 2008.

The Company recognized accrued interest and penalties related to the reserves for uncertain tax positions in the income tax provision. Included in the total reserve for uncertain tax positions are accrued penalties and interest of approximately $387,000 and $13.2 million at March 31, 2012 and 2011, respectively.

The Company settled its IRS audit for fiscal years 2004, 2005, and 2006 during the second quarter of fiscal 2012. The IRS adjusted the Company’s research credit claims for the audit years. The adjustments did not result in a material change to the Company’s financial position. Due to the federal audit settlement, the Company released approximately $24.0 million of reserves for uncertain tax positions. The Company is also subject to taxes imposed by various taxing authorities including state and foreign jurisdictions. Tax years 2009 forward that remain open and subject to examination related to state and foreign jurisdictions are not considered to be material or will be indemnified under the merger agreement. Additionally, due to statute of limitations expirations and potential audit settlements, it is reasonably possible that $32.9 million of the reserves recorded on previously recognized tax benefits may be effectively settled by March 31, 2013.

14.	EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

The Company sponsors the Employees’ Capital Accumulation Plan, or ECAP, which is a qualified defined contribution plan that covers eligible U.S. and international employees. ECAP provides for distributions, subject to certain vesting provisions, to participants by reason of retirement, death, disability, or termination of employment. Total expense under ECAP for fiscal 2012, fiscal 2011, and fiscal 2010 was $235.4 million, $228.6 million, and $210.3 million, respectively, and the Company-paid contributions were $242.5 million, $223.7 million, and $196.3 million, respectively.

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

In addition, the Company provides postretirement healthcare benefits to former Officers under a medical indemnity insurance plan, with premiums paid by the Company. This plan is referred to as the Officer Medical Plan.

The Company recognizes a liability for the defined benefit plans’ underfunded status, measures the defined benefit plans’ obligations that determine its funded status as of the end of the fiscal year, and recognizes as a component of accumulated other comprehensive income the changes in the defined benefit plans’ funded status that are not recognized as components of net periodic benefit cost.

The components of net postretirement medical expense for the Officer Medical Plan were as follows:

	Fiscal Year Ended March 31,
	2012	2011	2010
Service cost	$3,912	$3,363	$2,682
Interest cost	2,987	2,569	2,269

Total postretirement medical expense	$6,899	$5,932	$4,951

The weighted-average discount rate used to determine the year-end benefit obligations were as follows:

	Fiscal Year Ended March 31,
	2012	2011	2010
Officer Medical Plan	5.00%	5.75%	5.75%
Retired Officers’ Bonus Plan	5.00%	5.75%	5.75%

Assumed healthcare cost trend rates for the Officer Medical Plan at March 31, 2012 and 2011 were as follows:

Pre-65 initial rate	2012	2011
Healthcare cost trend rate assumed for next year	8.0%	7.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2019	2018

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates calculated as of March 31, 2012 would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest cost	1,182,883	(961,289)
Effect on postretirement benefit obligation	10,087,560	(8,192,956)

Total pension expense, consisting of service and interest, associated with the Retired Officers’ Bonus Plan was $868,000, $864,000, and $800,000 for fiscal 2012, fiscal 2011, and fiscal 2010, respectively. Benefits paid associated with the Retired Officers’ Bonus Plan were $1.2 million, $647,000, and $300,000 for fiscal 2012, fiscal 2011, and fiscal 2010, respectively. The end-of-period benefit obligation of $4.6 million and $5.2 million as of March 31, 2012 and 2011, respectively, is included in postretirement obligations within other long-term liabilities in the accompanying consolidated balance sheets.

Accumulated other comprehensive loss as of March 31, 2012, includes unrecognized net actuarial loss of $5.5 million, net of taxes of $2.2 million, that have not yet been recognized in net periodic pension cost for the Retired Officers’ Bonus Plan and the Officer Medical Plan. Accumulated other comprehensive loss as of March 31, 2011, includes unrecognized net actuarial loss of $2.7 million, net of taxes of $1.1 million, that have not yet been recognized in net periodic pension cost for the Retired Officers’ Bonus Plan and the Officer Medical Plan.

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic cost in fiscal 2013 are $1.5 million of net loss, $0 of net prior service cost (credit), and $0 of net transition (asset) obligation.

The changes in the benefit obligation, plan assets, and funded status of the Officer Medical Plan were as follows:

	Fiscal Year Ended March 31,
	2012	2011	2010
Benefit obligation, beginning of the year	$52,753	$45,455	$35,577
Service cost	3,912	3,363	2,682
Interest cost	2,987	2,569	2,270
Actuarial loss	5,666	3,053	6,673
Benefits paid	(1,733)	(1,687)	(1,747)

Benefit obligation, end of the year	$63,585	$52,753	$45,455

Changes in plan assets
Fair value of plan assets, beginning of the year	$—	$—	$—
Employer contributions	1,733	1,687	1,747
Benefits paid	(1,733)	(1,687)	(1,747)

Fair value of plan assets, end of the year	$—	$—	$—

As of March 31, 2012 and 2011, the unfunded status of the Officer Medical Plan was $63.9 million and $52.8 million, respectively.

The postretirement benefit liability for the Officer Medical Plan is included in other long-term liabilities in the accompanying consolidated balance sheets.

Funded Status for Defined Benefit Plans

Generally, annual contributions are made at such times and in amounts as required by law and may, from time to time, exceed minimum funding requirements. The Retired Officers’ Bonus Plan is an unfunded plan and contributions are made as benefits are paid, for all periods presented. As of March 31, 2012 and 2011, there were no plan assets for the Retired Officers’ Bonus Plan and therefore, the accumulated liability of $4.6 million and $5.2 million, respectively, is unfunded. The liability will be distributed in a lump-sum payment as each Officer retires.

The expected future medical benefit payments and contributions are as follows:

For the Fiscal Year Ending March 31,	Officer Medical Plan Benefits
2013	$1,947
2014	2,160
2015	2,467
2016	2,757
2017	3,098
2018-2022	23,422

15.	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following:

	March 31,
	2012	2011
Deferred rent	$49,716	$45,878
Deferred compensation	22,440	22,408
Stock-based compensation	27,721	31,392
Deferred payment obligation	63,138	38,161
Postretirement obligation	68,225	57,997
Other	5,713	—

Total other long-term liabilities	$236,953	$195,836

In fiscal 2012 and 2011, the Company recorded a stock-based compensation liability of $36.7 million and $40.4 million, respectively, including $8.9 million and $9.0 million, respectively, expected to be paid within one year, related to the reduction in stock option exercise price associated with the December 2009 dividend. Options vested and not yet exercised that would have had an exercise price below zero as a result of the dividend were reduced to one cent, with the remaining reduction to be paid in cash upon exercise of the options. Refer to Note 17 for further discussion of the December 2009 dividend.

The Company maintains a deferred compensation plan, or EPP, established in January 2009, for the benefit of certain employees. The EPP allows eligible participants to defer all or a portion of their annual performance bonus, reduced by amounts withheld for the payment of taxes or other deductions required by law. The Company makes no contributions to the EPP, but maintains participant accounts for deferred amounts and interest earned. The amounts deferred into the EPP will earn interest at a rate of return indexed to the results of the Company’s growth as defined by the EPP. In each subsequent year, interest will be compounded on the total deferred balance. Employees must leave the money in the EPP until 2014. The deferred balance generally will be paid within 180 days of the final determination of the interest to be accrued for 2014, upon retirement, or termination. As of March 31, 2012 and 2011, the Company’s liability associated with the EPP was $22.4 million.

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

Common Stock

Holders of Class A Common Stock, Class C Restricted Common Stock, and Class E Special Voting Common Stock are entitled to one vote for each share as a holder. The holders of the Voting Common Stock shall vote together as a single class. The holders of Class B Non-Voting Common Stock have no voting rights.

When shares of Class B Non-Voting Common Stock or Class C Restricted Common Stock are sold on the open market, they become Class A Common Stock shares. During fiscal 2012, 566,005 and 495,250 shares of Class B Non-Voting Common Stock and Class C Restricted Common stock, respectively, were sold and converted to Class A Common Stock shares.

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

Employee Stock Purchase Program

In connection with the Company’s initial public offering in November 2010, the Company established a tax qualified Employee Stock Purchase Plan, or ESPP, which is designed to enable eligible employees to periodically purchase shares of the Company’s Class A Common Stock up to an aggregate of 10,000,000 shares at a five percent discount from the fair market value of the Company’s common stock. The ESPP provides for quarterly offering periods, the first of which commenced on April 1, 2011. For the year ended March 31, 2012, 543,903 Class A Common Stock shares were purchased by employees under the ESPP.

Share Repurchase Program

On December 12, 2011, the Board of Directors approved a $30.0 million share repurchase program, to be funded from cash on hand. A special committee of the Board of Directors was appointed to evaluate market conditions and other relevant factors and initiate repurchases under the program from time to time. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. As of March 31, 2012 no shares have been repurchased under the program.

Dividend

On February 1, 2012, the Company’s Board of Directors authorized and declared a cash dividend in the amount of $0.09 per share. On February 29, 2012, the Company paid dividends to stockholders of record at the close of business on February 13, 2012 in the amount of $11.9 million.

17.	STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense recognized in the consolidated statements of operations:

	Fiscal Year Ended March 31,
	2012	2011	2010
Cost of revenue	$8,862	$14,073	$23,652
General and administrative expenses	22,073	34,605	48,245

Total	$30,935	$48,678	$71,897

As of March 31, 2012 and 2011, there was $26.6 million and $40.6 million, respectively, of total unrecognized compensation cost related to unvested stock compensation agreements. The unrecognized compensation cost as of March 31, 2012 is expected to be fully amortized over the next 5.25 years. Absent the effect of accelerating stock compensation cost for any departures of employees who may continue to vest in their equity awards, the following tables summarizes the estimated annual compensation cost for the future periods indicated below (excludes any future awards):

	Total Unrecognized Compensation Cost
	Total	2013	2014	2015	2016	2017	Thereafter
Officers’ Rollover Stock Plan	3,919	3,282	637	—	—	—	—
Equity Incentive Plan	18,441	10,037	4,982	2,343	895	174	10
Class A Restricted Common Stock	4,255	2,836	1,201	218	—	—	—

Total	$26,615	$16,155	$6,820	$2,561	$895	$174	$10

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

The stock rights that were unvested, but would have vested in 2008, were exchanged for 2,028,270 shares of new Class C Restricted Common Stock, or Class C Restricted Stock, issued by the Company at an estimated fair value of $10.00 at August 1, 2008. The aggregate grant date fair value of the Class C Restricted Stock issued for $20.3 million is being recorded as expense over the vesting period. Total compensation expense recorded in conjunction with this Class C Restricted Stock for fiscal 2012, fiscal 2011, and fiscal 2010 was $1.1 million, $3.9 million, and $7.1 million, respectively. As of March 31, 2012 and 2011, unrecognized compensation cost related to the non-vested Class C Restricted Stock was $371,000 and $1.4 million, respectively, and is expected to be recognized over 1.25 and 2.25 years, respectively. For the fiscal years ended March 31, 2012 and 2011, 1,755,870 and 988,980 cumulative shares of Class C Restricted Stock vested, respectively. At March 31, 2012 and 2011, 3,971,730 shares of Class C Restricted Stock were authorized but unissued under the Plan. Notwithstanding the foregoing, Class C Restricted Stock was intended to be issued only in connection with the exchange process described above.

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

New Options granted to Officers who were categorized as non-retirement eligible vested 50% on June 30, 2011, and will vest 25% on June 30, 2012 and 2013.

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

If a holder’s employment with the Company were to terminate without cause, by reason of disability, or Company approved termination, these shares will continue to vest as if the holder continued to be employed as a retirement eligible or non-retirement eligible employee, as the case may be. In the event that a holder’s employment is terminated due to death, any unvested New Options shall immediately vest in full. In the event of a holder’s termination of employment due to death, disability, or a Company approved termination, the Company may, in its sole discretion, convert all or a portion of unexercised New Options into the right to receive upon vesting and exercise, in lieu of Company common stock, a cash payment pursuant to a prescribed formula. The aggregate grant date fair value of the New Options issued of $127.1 million is being recorded as compensation expense over the vesting period. Total compensation expense recorded in conjunction with the New Options for the fiscal 2012, fiscal 2011, and fiscal 2010, was $11.2 million, $27.3 million, and $42.2 million, respectively. The total fair value of New Options vested during fiscal 2012 and 2011 was $10.4 million and $10.4 million, respectively. As of March 31, 2012 and 2011, unrecognized compensation cost related to the non-vested New Options was $3.5 million and $14.7 million, respectively, which is expected to be recognized over 1.25 and 2.25 years, respectively.

As permitted under the terms of the Rollover Plan, the Compensation Committee, as Administrator of the Rollover Plan, authorized on June 3, 2011 the payment of withholding taxes not to exceed the minimum statutory withholding amount arising in connection with the exercise of Rollover Options through the surrender of shares of Class A common stock, issuable upon the exercise of such Rollover Options. The Company extended this offer to the holders of the Rollover Options to provide for an additional alternative to either paying the minimum required withholding tax arising in connection with the exercise of the Rollover Options from each holder’s existing personal funds or from the proceeds of the open market sale of a portion of the shares issuable upon the exercise of the Rollover Options. The surrender program was limited to the Rollover Options that were required to be exercised between June 30, 2011 and September 15, 2011 and, for those holders who elected to participate, the trade date was August 12, 2011 for the exercise of the Rollover Options. As a result of this transaction, the Company repurchased 333,775 shares at $16.11 and recorded them as treasury shares at a cost of $5.4 million.

Equity Incentive Plan

The EIP was created in connection with the Merger Transaction for employees and directors of Holding. The Company created a pool of options, or EIP Options, to draw upon for future grants that would be governed by the EIP. All options under the EIP are exercisable, upon vesting, for shares of common stock of Holding. The grants of options under the EIP were as follows:

Date of Grant	Number of Options Granted	Estimated Fair Value of Common Stock at Time of Grant
May 7, 2009	1,420,000	$11.81
January 27, 2010	470,000	11.49
February 15, 2010	140,000	11.49
April 28, 2010	1,700,000	12.80
August 17, 2010	50,000	16.85
November 16, 2010	260,000	17.00
March 1, 2011	430,000	18.50
April 1, 2011	1,280,000	18.29
July 1, 2011	60,000	19.08
August 10, 2011	140,000	16.07
November 8, 2011	190,000	16.30
February 23, 2012	345,000	18.34

Stock options are granted at the discretion of the Board of Directors or its Compensation Committee and expire ten years from the date of the grant. Options generally vest over a five-year period based upon required service and performance conditions. Starting on February 1, 2012, the Board of Directors or its Compensation Committee updated vesting conditions for stock options, whereby stock options only vest upon a required service condition. The Company calculates the pool of additional paid-in capital associated with excess tax benefits using the “simplified method.”

The aggregate grant date fair value of the EIP Options issued during fiscal 2012, fiscal 2011, and fiscal 2010, was $18.5 million, $15.3 million, and $10.6 million, respectively, and is being recorded as expense over the vesting period. Total compensation expense recorded in conjunction with options outstanding under the EIP for fiscal 2012, fiscal 2011, and fiscal 2010, was $12.7 million, $17.4 million, and $22.4 million, respectively. The total fair value of EIP Options vested during fiscal 2012 and 2011 was $10.7 million and $12.7 million, respectively. As of March 31, 2012 and 2011, unrecognized compensation cost related to the non-vested EIP Options was $18.4 million and $24.5 million, respectively, and is expected to be recognized over 5.25 and 5.25 years, respectively. As of March 31, 2012 and 2011, there were 11,616,000 and 12,865,310 options, respectively, available for future grant under the EIP.

Adoption of Annual Incentive Plan

On October 1, 2010, the Board of Directors adopted a new compensation plan in connection with the initial public offering to more appropriately align the Company’s compensation programs with those of similarly situated companies. The amount of the annual incentive payment will be determined based on performance targets established by the Board of Directors and a portion of the bonus may be paid in the form of equity (including stock and other awards under the EIP). If the Board of Directors elects to make payments in equity, the value of the overall award will be increased by 20%, related to the portion paid in equity. Equity awards will vest based on the passage of time, subject to the officer’s continued employment by the Company. The portion to be paid in the form of equity will be recognized in the accompanying consolidated statements of operations based on grant date fair value over the vesting period of three years. The portion to be paid in cash is accrued ratably during the fiscal year in which the employees provide service and paid out during the first quarter of the subsequent fiscal year.

Grants of Class A Restricted Common Stock

On April 1, 2011, the Compensation Committee of the Board of Directors granted 20,231 shares of Class A Restricted Stock to certain Board members for their continued service to the Company. These shares vest in equal installments on September 30, 2011 and March 31, 2012, and were issued with an aggregate grant date fair value of $370,000. On November 9, 2011, the Compensation Committee of the Board of Directors granted 1,242 shares of Class A Restricted Stock to a new Board member for his service to the Company. These shares shall vest on March 31, 2012, and were issued with an aggregate fair value of $20,000. Total compensation expense recorded in conjunction with these grants for the fiscal year ended March 31, 2012 was $390,000.

On July 1, 2011, the Compensation Committee of the Board of Directors granted 514,869 shares of Class A Restricted Stock in conjunction with the new Annual Incentive Plan adopted on October 1, 2010. The amount of the annual incentive payment was determined based on performance targets established by the Compensation Committee and a portion of the bonus was paid in the form of Class A Restricted Stock. Equity awards will vest based on the passage of time, subject to the officer’s continued employment by the Company. The portion to be paid in the form of equity will be recognized in the accompanying consolidated statements of operations based on grant date fair value over the vesting period of three years and the aggregate value was estimated at $9.8 million based on the stock price of $19.08 on the grant date. Total compensation expense recorded in conjunction with this grant for the fiscal year ended March 31, 2012 was $5.6 million. Future compensation cost related to this award not yet recognized in consolidated statements of operations was $4.3 million and is expected to be recognized over the next 2.25 years.

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

On February 1, 2012, the Company’s Board of Directors authorized and declared a cash dividend in the amount of $0.09 per share. Therefore, an annualized dividend yield of approximately 2% was used in the Black-Scholes option-pricing model for all grants issued after February 1, 2012. Prior to this, the Company did not issue dividends and a dividend yield of zero was used in the Black-Scholes option-pricing model. Implied volatility is calculated as of each grant date based on our historical volatility along with an assessment of a peer group for future option grants. Other than the expected life of the option, volatility is the most sensitive input to our option grants. To be consistent with all other implied calculations, the same peer group used to calculate other implied metrics is also used to calculate implied volatility.

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

The weighted average assumptions used in the Black-Scholes option-pricing model for stock option awards were as follows:

	Through Fiscal Year Ended March 31,
	2012	2011	2010
Dividend yield	0.28%	0.00%	0.00%
Expected volatility	36.8%	39.8%	40.7%
Risk-free interest rate	2.35%	3.07%	2.90%
Expected life (in years)	7.00	7.00	7.04
Weighted-average grant date fair value	7.56	6.23	5.51

Dividends

On December 7, 2009, the Company’s Board of Directors approved a dividend of $4.642 per share paid to holders of record as of December 8, 2009 of Class A Common Stock, Class B Non-Voting Common Stock, and Class C Restricted Common Stock. This dividend totaled $497.5 million. As required by the Rollover Plan and the EIP, and in accordance with applicable tax laws and regulatory guidance, the exercise price per share of each outstanding New Option and EIP Option was reduced in an amount equal to the value of the dividend. The Company evaluated the reduction of the exercise price associated with the dividend issuance. Both the Rollover and EIP plans contained mandatory antidilution provisions requiring modification of the options in the event of an equity restructuring, such as the dividends declared in July and December 2009. In addition, the structure of the modifications, as a reduction in the exercise price of options, did not result in an increase to the fair value of the awards. As a result of these factors, the Company did not record incremental compensation expense associated with the modifications of the options as a result of the July and December 2009 dividends. Options vested and not yet exercised that would have had an exercise price below zero as a result of the dividend were reduced to one cent. The difference between the one cent exercise price and the reduced value for shares not yet exercised of approximately $54.4 million will be accrued by the Company as the options vest and will be paid in cash upon exercise of the options, subject to the continued vesting of the options. As of March 31, 2012 and 2011, the Company reported $27.7 million and $31.4 million, respectively, in other long-term liabilities and $8.9 million and $9.0 million, respectively, in accrued compensation and benefits in the consolidated balance sheets based on the proportion of the potential payment of $54.4 million which is represented by vested options for which stock-based compensation expense has been recorded. The Company paid $9.0 million to option holders in fiscal 2012 to settle the New Options exercised during the fiscal year, which is included in stock option exercises in cash flows from financing activities in the consolidated statements of cash flows.

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

On February 1, 2012, the Company’s Board of Directors authorized and declared a cash dividend in the amount of $0.09 per share. The dividend was paid in cash on February 29, 2012 to stockholders of record at the close of business on February 13, 2012.

The following table summarizes stock option activity for the periods presented:

	Number of Options	Weighted Average Exercise Price
Officers’ Rollover Stock Plan New Options
Retirement Eligible:
Options outstanding at March 31, 2011	4,128,410	$0.01	*
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	1,457,082	0.01	*

Options outstanding at March 31, 2012	2,671,328	$0.01	*

Non-Retirement Eligible:
Options outstanding at March 31, 2011	7,517,500	$0.01	*
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	751,750	0.01	*

Options outstanding at March 31, 2012	6,765,750	$0.01	*

Equity Incentive Plan Options
Options outstanding at March 31, 2011	11,775,725	$6.39
Granted	2,445,000	18.07
Forfeited	1,284,072	7.74
Expired	3,980	11.50
Exercised	1,591,391	4.62

Options outstanding at March 31, 2012	11,341,282	$9.00

*	Reflects adjustments for $4.642 dividend issued December 11, 2009 and $1.087 dividend issued July 27, 2009.

The following table summarizes unvested stock options for the periods presented:

	Number of Options	Weighted Average Fair Value		Aggregate Intrinsic Value on Grant Date
Officers’ Rollover Stock Plan New Options
Retirement Eligible:
Unvested at March 31, 2011	2,428,480	$21.46		$52,115
Granted	—	—		—
Vested	2,428,480	4.27	*	10,369	*
Forfeited	—	—		—

Unvested at March 31, 2012	—	—

Non-Retirement Eligible:
Unvested at March 31, 2011	7,517,500	$10.00		$62,553
Granted	—	—		—
Vested	3,758,750	4.27	*	16,050	*
Forfeited	—	—		—

Unvested at March 31, 2012	3,758,750	$12.37		$46,504

Equity Incentive Plan Options
Unvested at March 31, 2011	9,569,730	$6.76		$—
Granted	2,445,000	18.07		—
Vested	2,913,805	6.44		—
Forfeited	1,284,072	7.74		—

Unvested at March 31, 2012	7,816,853	$10.26

*	Reflects adjustment for $4.642 dividend issued December 11, 2009, and $1.087 dividend issued July 27, 2009.

The following table summarizes stock options outstanding at March 31, 2012:

Range of exercise prices	Stock Options Outstanding	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life	Stock Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
				(In years)			(In years)
Officers’ Rollover Stock Plan
$0.01	9,437,078	$0.01	*	1.07	5,678,319	$0.01	0.56
Equity Incentive Plan
$4.27 - $20.00	11,341,282	$9.00		7.49	3,533,659	$6.21	6.98

*	Reflects adjustment for $4.642 dividend issued December 11, 2009, and $1.087 dividend issued July 27, 2009.

The grant date aggregate intrinsic value for New Options outstanding and New Options exercisable at March 31, 2012 was $40.3 million and $2.4 million, respectively.

18.	RELATED-PARTY TRANSACTIONS

Pursuant to an Agreement and Plan of Merger, dated as of May 15, 2008, and subsequently amended, The Carlyle Group indirectly acquired all of the issued and outstanding stock of the Company. From time to time, and in the ordinary course of business: (1) other Carlyle portfolio companies engage the Company as a subcontractor or service provider, and (2) the Company engages other Carlyle portfolio companies as subcontractors or service providers. Revenue and cost associated with these related parties for fiscal 2012 were $1.5 million and $1.4 million, respectively. Revenue and cost associated with these related parties for fiscal 2011 were $6.3 million and $5.3 million, respectively. Revenue and cost associated with these related party transactions for fiscal 2010 were $15.1 million and $13.5 million, respectively.

On July 31, 2008, the Company entered into a management agreement, or Management Agreement, with TC Group V US, L.L.C., or TC Group, a company affiliated with Carlyle. In accordance with the Management Agreement, TC Group provides the Company with advisory, consulting and other services and the Company pays TC Group an aggregate annual fee of $1.0 million plus expenses. In addition, the Company made a one-time payment to TC Group of $20.0 million for investment banking, financial advisory and other services provided to the Company in connection with the Acquisition. For fiscal 2012, fiscal 2011, and fiscal 2010, the Company incurred $1.0 million per year in advisory fees.

Effective July 31, 2008, the Company entered into a transition services agreement, or TSA, and a collaboration agreement, or CA, with Booz & Company Inc., or Booz & Co. The TSA required the Company and Booz & Co. to provide to each other certain support services for up to 15 months following July 31, 2008. Revenue and expenses were recognized as incurred.

The CA requires the Company and Booz & Co. to provide to each other the services of personnel that were either staffed on existing contracts as of July 31, 2008, or contemplated to be staffed in proposals submitted prior to but accepted after such date. The CA will remain in effect until the termination or expiration of the applicable contracts. Revenue and expenses are recognized as incurred.

Included in the accompanying consolidated balance sheets and statements of operations are support services between the Company and Booz & Co. under terms of the TSA and CA, as well as occupancy charges based on license agreements, as summarized below:

As of March 31, 2012:
Accounts receivable	$149
Accounts payable	$65
As of March 31, 2011:
Accounts receivable	$187
Accounts payable	$91
For the fiscal year ended March 31, 2012:
Revenue	$—
Expenses	$—
For the fiscal year ended March 31, 2011:
Revenue	$1,438
Expenses	$1,936
For the fiscal year ended March 31, 2010:
Revenue	$3,712
Expenses	$2,889

An additional $4.6 million is owed to Booz & Co as of March 31, 2012 for payment of foreign tax credits as a result of the Germany and France audit closings.

19.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space under noncancelable operating leases that expire at various dates through 2022. The terms for the facility leases generally provide for rental payments on a graduated scale, which are recognized on a straight-line basis over the terms of the leases, including reasonably assured renewal periods, from the time the Company controls the leased property. Lease incentives are recorded as a deferred credit and recognized as a reduction to rent expense on a straight-line basis over the lease term. Rent expense was approximately $113.9 million, net of $5.7 million of sublease income, $118.4 million, net of $5.8 million of sublease income, and $109.5 million, net of $7.1 million of sublease income, for fiscal 2012, fiscal 2011, and fiscal 2010, respectively.

Future minimum operating lease payments for noncancelable operating leases and future minimum noncancelable sublease rentals are summarized as follows:

For the Fiscal Year Ending March 31,	Operating Lease Payments	Operating Sublease Income
2013	$82,426	$708
2014	76,895	536
2015	65,300	43
2016	49,654	44
2017	25,094	19
Thereafter	51,542	—

	$350,911	$1,350

Rent expense is included in occupancy costs, a component of general and administrative expenses, as shown on the consolidated statements of operations, and includes rent, sublease income from third parties, real estate taxes, utilities, parking, security, repairs and maintenance, and storage costs.

As a result of the Merger Transaction, the Company assigned a total of nine leases to Booz & Co. The facilities are located in New York, New York; Troy, Michigan; Florham Park, New Jersey; Parsippany, New Jersey; Houston, Texas; Chicago, Illinois; Cleveland, Ohio; Dallas, Texas; and London, England. Except for the Houston, Cleveland, and Dallas leases, which expired, the Company remains liable under the terms of the original leases should Booz & Co. default on its obligations. There were no events of default under these leases as of March 31, 2012 and March 31, 2011. The maximum potential amount of undiscounted future payments is $35.9 million at March 31, 2012, and the leases expire at different dates between February 2013 and March 2017.

Government Contracting Matters

For fiscal 2012, fiscal 2011, and fiscal 2010, approximately 98%, 97%, and 98%, respectively, of the Company’s revenue was generated from contracts with U.S. government agencies or other U.S. government contractors. Contracts with the U.S. government are subject to extensive legal and regulatory requirements and, from time to time and in the ordinary course of business, agencies of the U.S. government investigate whether the Company’s operations are conducted in accordance with these requirements and the terms of the relevant contracts by using investigative techniques as subpoenas or civil investigative demands. U.S. government investigations of the Company, whether related to the Company’s U.S. government contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayments, fines, or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting. Management believes it has adequately reserved for any losses that may be experienced from any investigation of which it is aware. The Defense Contract Management Agency Administrative Contracting Officer has negotiated annual final indirect cost rates through fiscal year 2006. Audits of subsequent years may result in cost reductions and/or penalties. Management believes it has adequately reserved for any losses that may be experienced from any such reductions and/or penalties. As of March 31, 2012 and 2011, the Company has recorded a liability of approximately $127.2 million and $100.2 million, respectively, for its current best estimate of net amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs incurred subsequent to fiscal year 2006.

Litigation

The Company is involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts that currently range up to $40 million or have a reasonably estimated outcome within that range or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, management does not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on the financial condition and results of operations. As of March 31, 2012 and 2011, there are no amounts accrued in the consolidated financial statements related to these proceedings.

Six former officers and stockholders of the Predecessor who had departed the firm prior to the Acquisition have filed a total of nine suits, with original filing dates ranging from July 3, 2008 through December 15, 2009 (three of which were amended on July 2, 2010 and then further amended into one consolidated complaint on September 7, 2010) against the Company and certain of the Company’s current and former directors and officers. Each of the suits arises out of the Acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the Acquisition. Some of the suits also allege that the acquisition price paid to stockholders was insufficient. The various suits assert claims for breach of contract, tortious interference with contract, breach of fiduciary duty, civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations, violations of the Employee Retirement Income Security Act, and/or securities and common law fraud. Two of these suits have been dismissed with all appeals exhausted. Five of the remaining suits are pending in the United States District Court for the Southern District of New York, the sixth is pending in New York state court and the seventh is pending in the United States District Court for the Southern District of California. As of March 31, 2012 and 2011, the aggregate alleged damages sought in the seven remaining suits was approximately $348.7 million ($291.5 million of which is sought to be trebled pursuant to RICO), plus punitive damages, costs, and fees. Although the outcome of any of these cases is inherently uncertain and may be materially adverse, based on current information, we do not expect them to have a material adverse effect on our financial condition and results of operations.

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

21.	UNAUDITED QUARTERLY FINANCIAL DATA

	2012 Quarters
	First	Second	Third	Fourth
Revenue	$1,446,836	$1,429,044	$1,442,718	$1,540,620
Operating income	98,122	93,665	98,188	97,457
Income before income taxes	85,386	85,522	86,391	86,575
Net income	51,136	75,332	62,860	50,627
Earnings per common share:
Basic (1)	$0.40	$0.58	$0.48	$0.38
Diluted (1)	$0.37	$0.53	$0.44	$0.36

Out of period adjustments - During the fourth quarter, the Company recorded an adjustment to revenue associated with the recovery of allowable state income tax expense that in the aggregate increased revenue and operating income by approximately $10.1 million ($6.1 million net of taxes), which should have been allocated to the prior quarters of fiscal 2012 in which the expense was incurred. This operating income figure does not take into account a partially offsetting effect related to incentive compensation expense. The amount of the adjustment allocable to each prior quarter is not material to any of those prior quarters’ financial statements, and the aggregate adjustment is not material to the fourth quarter, therefore the Company recorded the correction of this error in the fourth quarter of fiscal 2012.

	2011 Quarters
	First	Second	Third	Fourth
Revenue	$1,341,929	$1,367,214	$1,389,176	$1,492,977
Operating income	88,745	71,909	75,131	83,659
Income before income taxes	48,085	26,276	21,943	31,760
Net income	28,169	14,817	23,638	18,070
Earnings per common share:
Basic (1)	$0.26	$0.14	$0.20	$0.14
Diluted (1)	$0.23	$0.12	$0.18	$0.13

(1)	Earnings per share are computed independently for each of the quarters presented and therefore may not sum to the total for the fiscal year.

22.	SUPPLEMENTAL FINANCIAL INFORMATION

The following schedule summarizes valuation and qualifying accounts for the periods presented:

	Fiscal Year Ended March 31,
	2012	2011	2010
Allowance for doubtful accounts
Beginning balance	$1,348	$2,127	$1,648
Provision for doubtful accounts	1,502	230	1,371
Charges against allowance	(2,051)	(1,009)	(892)

Ending balance	$799	$1,348	$2,127

Tax valuation allowance
Beginning balance	$42,379	$42,379	$10,056
Purchase accounting adjustments	—	—	32,323
Sale of capital assets	(6,044)	—	—

Ending balance	$36,335	$42,379	$42,379

23.	SUBSEQUENT EVENTS

On May 29, 2012, the Company’s Board of Directors authorized and declared a regular quarterly cash dividend in the amount of $0.09 per share. In addition, the Board declared a special cash dividend of $1.50 per share. Both the quarterly and special dividend are payable on June 29, 2012 to shareholders of record on June 11, 2012. The Compensation Committee, as the Administrator of the Officers’ Rollover Stock Plan and the Amended and Restated Equity Incentive Plan, made a determination to adjust the outstanding options under each plan by reducing the exercise price of the Rollover Options by the amount of the special dividend and by granting the holders of EIP options a dividend equivalent equal to the special dividend and payable on June 29, 2012 or the vesting of the EIP option, whichever is later.

On May 29, 2012, the Company’s Board of Directors also authorized the payment of the accrued interest on the DPO as of July 31, 2012. We expect approximately $3.4 million will be paid on that date.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective as of March 31, 2012.

Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2012. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management has concluded that, as of March 31, 2012, our internal control over financial reporting was effective.

Our independent registered public accounting firm has issued a report on the effectiveness of our internal control over financial reporting, which is below.

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

Report of Ernst & Young, LLP, Independent Registered Public Accounting Firm, on Internal Control over Financial Reporting

The Board of Directors and Shareholders of

Booz Allen Hamilton Holding Corporation

We have audited Booz Allen Hamilton Holding Corporation’s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Booz Allen Hamilton Holding Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Booz Allen Hamilton Holding Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Booz Allen Hamilton Holding Corporation as of March 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2012 of Booz Allen Hamilton Holding Corporation and our report dated May 30, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean Virginia

May 30, 2012

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information related to our directors is set forth under the caption “Election of Directors” of our Proxy Statement for our Annual Meeting of Stockholders scheduled for August 2, 2012. Such information is incorporated herein by reference.

Information relating to our Executive Officers is included in Part I of this Annual Report under the caption “Executive Officers of the Registrant.”

Information relating to compliance with Section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2012 Proxy Statement. Such information is incorporated herein by reference.

Information related to our code of ethics is set forth under the caption “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2012 Proxy Statement. Such information is incorporated herein by reference.

Information relating to the Audit Committee and Board of Directors determinations concerning whether a member of the Audit Committee is a “financial expert” as that term is defined under Item 407(d)(5) of Regulation S-K is set forth under the caption “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2012 Proxy Statement. Such information is incorporated herein by reference.

Item 11.	Executive Compensation.

Information relating to this item is set forth under the captions “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report on Executive Compensation” of our 2012 Proxy Statement. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to this item is set forth in this Annual Report under the caption “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Equity Compensation Plan Information” and under the caption “Security Ownership of Certain Beneficial Owners and Management” of our 2012 Proxy Statement. Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information relating to this item is set forth under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2012 Proxy Statement. Such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

Information relating to this item is set forth under the caption “Independent Registered Public Accounting Firm Fees” of our 2012 Proxy Statement. Such information is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in McLean, Virginia, on this 30th day of May, 2012.

BOOZ ALLEN HAMILTON HOLDING CORPORATION (Registrant)

By:	/s/ RALPH W. SHRADER
Name: Ralph W. Shrader
Title: President, Chief Executive Officer and Director

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RALPH W. SHRADER Ralph W. Shrader	President, Chief Executive Officer and Director (Principal Executive Officer)	May 30, 2012

/S/ SAMUEL R. STRICKLAND Samuel R. Strickland	Executive Vice President, Chief Financial Officer Chief Administrative Officer and Director (Principal Financial and Accounting Officer)	May 30, 2012

/S/ PETER CLARE Peter Clare	Director	May 30, 2012

/S/ IAN FUJIYAMA Ian Fujiyama	Director	May 30, 2012

/S/ MARK GAUMOND Mark Gaumond	Director	May 30, 2012

Allan M. Holt	Director	May 30, 2012

/S/ ARTHUR JOHNSON Arthur Johnson	Director	May 30, 2012

/S/ PHILIP A. ODEEN Philip A. Odeen	Director	May 30, 2012

/S/ CHARLES O. ROSSOTTI Charles O. Rossotti	Director	May 30, 2012

Exhibit Index

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of May 15, 2008, by and among Booz Allen Hamilton Inc., Booz Allen Hamilton Holding Corporation (formerly known as Explorer Holding Corporation), Booz Allen Hamilton Investor Corporation (formerly known as Explorer Investor Corporation), Explorer Merger Sub Corporation and Booz & Company Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

2.2	Spin Off Agreement, dated as of May 15, 2008, by and among Booz Allen Hamilton Inc., Booz & Company Holdings, LLC, Booz & Company Inc., Booz & Company Intermediate I Inc. and Booz & Company Intermediate II Inc. (Incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

2.3	Amendment to the Agreement and Plan of Merger and the Spin Off Agreement, dated as of July 30, 2008, by and among Booz Allen Hamilton Inc., Booz Allen Hamilton Investor Corporation (formerly known as Explorer Investor Corporation), Explorer Merger Sub Corporation, Booz & Company Holdings, LLC, Booz & Company Inc., Booz & Company Intermediate I Inc. and Booz & Company Intermediate II Inc. (Incorporated by reference to Exhibit 2.3 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

3.1	Second Amended and Restated Certificate of Incorporation of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report for the period ended December 31, 2010 on Form 10-Q (File No. 001-34972))

3.2	Second Amended and Restated Bylaws of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report for the period ended December 31, 2010 on Form 10-Q (File No. 001-34972))

4.1	Guarantee and Collateral Agreement, among Booz Allen Hamilton Investor Corporation (formerly known as Explorer Investor Corporation), Explorer Merger Sub Corporation as the Initial Borrower, Booz Allen Hamilton Inc., as the Surviving Borrower, and the Subsidiary Guarantors party thereto, in favor of Credit Suisse, as Collateral Agent, dated as of July 31, 2008 (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

4.2	Guarantee Agreement, among Booz Allen Hamilton Investor Corporation (formerly known as Explorer Investor Corporation), Explorer Merger Sub Corporation as the Initial Borrower, Booz Allen Hamilton Inc., as the Surviving Borrower, and the Subsidiary Guarantors party thereto, and Credit Suisse, as Administrative Agent, dated as of July 31, 2008 (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

4.3	Amended and Restated Stockholders Agreement (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report for the period ended December 31, 2010 on Form 10-Q (File No. 001-34972))

4.4	Irrevocable Proxy and Tag-Along Agreement (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report for the period ended December 31, 2010 on Form 10-Q (File No. 001-34972))

4.5	Form of Stock Certificate (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

1

10.1	Credit Agreement, among Booz Allen Hamilton Investor Corporation (formerly known as Explorer Investor Corporation), Explorer Merger Sub Corporation, as the Initial Borrower, Booz Allen Hamilton Inc., as the Surviving Borrower, the several lenders from time to time parties thereto, Credit Suisse AG, Cayman Islands Branch (formerly known as Credit Suisse), as Administrative Agent and Collateral Agent, Credit Suisse AG, Cayman Islands Branch (formerly known as Credit Suisse), as Issuing Lender, Banc of America Securities LLC and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers, and Banc of America Securities LLC, Credit Suisse Securities (USA) LLC, Barclays Capital, Goldman Sachs Credit Partners L.P., and Morgan Stanley Senior Funding, Inc., as Joint Bookrunners and Sumitomo Mitsui Banking Corporation, as Co-Manager, dated as of July 31, 2008 (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.2	First Amendment to Credit Agreement, dated as of December 8, 2009 (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.3	Loan Agreement, Waiver and Amendment No. 2 to the Credit Agreement, dated as of February 3, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Periodic Report on Form 8-K (File No. 001-34972))

10.4	Second Amended and Restated Credit Agreement, as effected by the Loan Agreement, Waiver and Amendment No. 2 to the Credit Agreement, dated as of February 3, 2011 (Incorporated by reference to Exhibit 10.2 to the Company’s Periodic Report on Form 8-K (File No. 001-34972))

10.5	Management Agreement, among Booz Allen Hamilton Holding Corporation (formerly known as Explorer Holding Corporation), Booz Allen Hamilton Inc., and TC Group V US, LLC, dated as of July 31, 2008 (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.6	Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))*

10.7	Booz Allen Hamilton Holding Corporation Officers’ Rollover Stock Plan (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))*

10.8	Form of Booz Allen Hamilton Holding Corporation Rollover Stock Option Agreement (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))*

10.9	Form of Stock Option Agreement under the Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))*

10.10	Form of Stock Option Agreement under the Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))*

10.11	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))*

10.12	Form of Restricted Stock Agreement for Directors under the Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))*

10.13	Form of Restricted Stock Agreement for Employees under the Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))*

2

10.14	Booz Allen Hamilton Holding Corporation Annual Incentive Plan (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))*

10.15	Booz Allen Hamilton Holding Corporation Officers’ Retirement Plan (Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))*

10.16	Officer’s Comprehensive Medical and Dental Plans (Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))*

10.17	Retired Officer’s Comprehensive Medical and Dental Plans (Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))*

10.18	Excess ECAP Payment Program (Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))*

10.19	Group Variable Universal Life Insurance (Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))*

10.20	Group Personal Excess Liability Insurance (Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))*

10.21	Annual Performance Program (Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))*

10.22	Form of Booz Allen Hamilton Holding Corporation Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))*

10.23	Form of Stock Option Agreement under the Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report for the year ended March 31, 2011 on Form 10-K (File No. 001-34972))*

10.24	Officer Transition Policy (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report for the year ended March 31, 2011 on Form 10-K (File No. 001-34972))*

10.25	Form of Stock Option Agreement under the Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report for the period ended December 31, 2011 on Form 10-Q (File No. 001-34972))*

10.26	Administrative Agreement, dated as of April 13, 2012, between Booz Allen Hamilton Inc. and the United States Department of the Air Force (Incorporated by reference to Exhibit 10.1 to the Company’s Periodic Report on Form 8-K filed on April 13, 2012 (File No. 001-34972))

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm**

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer**

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer**

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)**

101	The following materials from Booz Allen Hamilton Holding Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2012 and 2011; (ii) Consolidated Statements of Operations for fiscal years ended March 31, 2012, 2011 and 2010; (iii) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 31, 2012, 2011 and 2010; and (v) Notes to Condensed Consolidated Financial Statements.***

3

*	Management contract or compensatory arrangement.
**	Filed electronically herewith.
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

4