Form 10-K/A
period 2012-03-31
Booz Allen Hamilton Holding Corp
filed 2012-07-20
CIK 1443646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of June 30, 2012
Class A Common Stock	128,571,211
Class B Non-Voting Common Stock	2,487,125
Class C Restricted Common Stock	1,533,020
Class E Special Voting Common Stock	10,140,067

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended March 31, 2012, is to furnish revised certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in McLean, Virginia, on this 19th day of July, 2012.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
(Registrant)

By:	/s/ RALPH W. SHRADER
	Name:	Ralph W. Shrader
	Title:	President, Chief Executive Officer and Director