Form 10-Q
period 2012-06-30
Booz Allen Hamilton Holding Corp
filed 2012-08-01
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
 ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File No. 001-34972
 ___________________________________
Booz Allen Hamilton Holding Corporation
(Exact name of registrant as specified in its charter)
 ___________________________________

Delaware	26-2634160
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8283 Greensboro Drive, McLean, Virginia	22102
(Address of principal executive offices)	(Zip Code)
(703) 902-5000
Registrant’s telephone number, including area code
(Former name, former address, and former fiscal year if changed since last report.)
___________________________________
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of July 31, 2012
Class A Common Stock	130,290,759
Class B Non-Voting Common Stock	2,470,825
Class C Restricted Common Stock	1,527,020
Class E Special Voting Common Stock	10,140,067

1

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	March 31, 2012
	(Unaudited)
	(Amounts in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$336,051	$484,368
Accounts receivable, net of allowance	1,070,776	1,077,315
Prepaid expenses and other current assets	66,318	95,980
Total current assets	1,473,145	1,657,663
Property and equipment, net of accumulated depreciation	178,870	191,079
Intangible assets, net of accumulated amortization	220,701	223,834
Goodwill	1,188,004	1,188,004
Other long-term assets	48,302	54,211
Total assets	$3,109,022	$3,314,791
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$45,625	$42,500
Accounts payable and other accrued expenses	440,823	443,951
Accrued compensation and benefits	316,567	357,872
Other current liabilities	75,237	70,123
Total current liabilities	878,252	914,446
Long-term debt, net of current portion	909,453	922,925
Other long-term liabilities	301,469	292,235
Total liabilities	2,089,174	2,129,606
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, Class A — $0.01 par value — authorized, 600,000,000 shares; issued, 129,700,507 shares at June 30, 2012 and 128,726,324 shares at March 31, 2012; outstanding, 129,366,732 shares at June 30, 2012 and 128,392,549 shares at March 31, 2012	1,297	1,287
Non-voting common stock, Class B — $0.01 par value — authorized, 16,000,000 shares; issued and outstanding, 2,470,825 shares at June 30, 2012 and 2,487,125 shares at March 31, 2012	25	25
Restricted common stock, Class C — $0.01 par value — authorized, 5,000,000 shares; issued and outstanding, 1,533,020 shares at June 30, 2012 and 1,533,020 shares at March 31, 2012	15	15
Special voting common stock, Class E — $0.003 par value — authorized, 25,000,000 shares; issued and outstanding, 10,140,067 shares at June 30, 2012 and 10,140,067 shares at March 31, 2012	30	30
Treasury stock, at cost — 333,775 shares at June 30, 2012 and 333,775 shares at March 31, 2012	(5,377)	(5,377)
Additional paid-in capital	881,822	898,541
Retained earnings	150,652	299,379
Accumulated other comprehensive loss	(8,616)	(8,715)
Total stockholders’ equity	1,019,848	1,185,185
Total liabilities and stockholders’ equity	$3,109,022	$3,314,791
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,
	2012	2011
	(Amounts in thousands, except per share data)
Revenue	$1,432,424	$1,446,836
Operating costs and expenses:
Cost of revenue	727,370	726,831
Billable expenses	378,460	392,190
General and administrative expenses	193,355	211,835
Depreciation and amortization	18,503	17,858
Total operating costs and expenses	1,317,688	1,348,714
Operating income	114,736	98,122
Interest expense	(11,246)	(12,294)
Other, net	(483)	(442)
Income before income taxes	103,007	85,386
Income tax expense	41,062	34,250
Net income	$61,945	$51,136
Earnings per common share (Note 3):
Basic	$0.46	$0.40
Diluted	$0.43	$0.37
Dividends declared per share	$1.59	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,
	2012	2011
	(Amounts in thousands)
Net income	$61,945	$51,136
Change in postretirement plan costs, net of tax	99	107
Comprehensive income	$62,044	$51,243
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,
	2012	2011
	(Amounts in thousands)
Cash flows from operating activities
Net income	$61,945	$51,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,503	17,858
Amortization of debt issuance costs	1,198	1,194
Amortization of original issuance discount on debt	278	273
Excess tax benefits from the exercise of stock options	(315)	(2,619)
Stock-based compensation expense	6,762	10,677
Loss on disposition of property and equipment	808	10
Changes in assets and liabilities:
Accounts receivable, net	6,539	31,060
Prepaid expenses and other current assets	29,662	334
Other long-term assets	4,711	12,717
Accrued compensation and benefits	(58,245)	(83,804)
Accounts payable and other accrued expenses	(3,173)	2,109
Accrued interest	2,045	2,372
Other current liabilities	2,748	14,094
Other long-term liabilities	577	(3,567)
Net cash provided by operating activities	74,043	53,844
Cash flows from investing activities
Purchases of property and equipment	(3,969)	(17,601)
Net cash used in investing activities	(3,969)	(17,601)
Cash flows from financing activities
Net proceeds from issuance of common stock	1,754	2,418
Cash dividends paid	(210,672)	—
Repayment of debt	(10,625)	(7,500)
Excess tax benefits from the exercise of stock options	315	2,619
Stock option exercises	837	2,102
Net cash used in financing activities	(218,391)	(361)
Net increase (decrease) in cash and cash equivalents	(148,317)	35,882
Cash and cash equivalents––beginning of period	484,368	192,631
Cash and cash equivalents––end of period	$336,051	$228,513
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$7,721	$8,455
Income taxes	$869	$1,645
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or unless otherwise noted)
June 30, 2012
1. BUSINESS OVERVIEW
Organization
Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or Holding or the Company, is an affiliate of The Carlyle Group, or Carlyle, and was incorporated in Delaware in May 2008. The Company provides management and technology consulting services primarily to the U.S. government and its agencies in the defense, intelligence, and civil markets. The Company offers clients functional knowledge spanning strategy and organization, analytics, technology, and operations, which it combines with specialized expertise in clients’ mission and domain areas to help solve critical problems. The Company reports operating results and financial data in one operating segment. The Company is headquartered in McLean, Virginia, with approximately 24,100 employees as of June 30, 2012.
2. BASIS OF PRESENTATION
The Company prepared the condensed consolidated financial statements in this Quarterly Report on Form 10-Q, or Quarterly Report, in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company followed the accounting policies used and disclosed in the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2012 filed with the Securities and Exchange Commission on May 30, 2012, or Annual Report. The Company’s fiscal year ends on March 31 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31.
The interim financial information in this Quarterly Report reflects all adjustments, consisting of normal recurring adjustments except as otherwise disclosed, necessary for a fair presentation of the Company’s results of operations for the interim periods. The results of operations for the three months ended June 30, 2012 are not necessarily indicative of results to be expected for the full fiscal year.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Areas of the financial statements where estimates may have the most significant effect include allowance for doubtful accounts, contractual and regulatory reserves, lives of tangible and intangible assets, impairment of long-lived assets, accrued liabilities, revenue recognition, bonus and other incentive compensation, stock-based compensation, realization of deferred tax assets, provisions for income taxes, and postretirement obligations. Actual results experienced by the Company may differ materially from management's estimates.
Recent Accounting Pronouncements
Recent accounting pronouncements issued by the Financial Accounting Standards Board during the three months ended June 30, 2012 and through the filing date did not or are not believed by management to have a material impact on the Company’s present or historical consolidated financial statements.
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
The Company currently has outstanding shares of Class A Common Stock, Class B Non-Voting Common Stock, Class C Restricted Common Stock, and Class E Special Voting Common Stock. Class E Special Voting Common Stock shares are not included in the calculation of EPS as these shares represent voting rights only and are not entitled to participate in dividends or other distributions. Unvested Class A Restricted Common Stock and unvested Class C Restricted Common Stock holders are entitled to participate in dividends or other distributions. These unvested shares participated in the payment of the Company's dividend declared and paid in the first quarter of fiscal 2013, and as such, EPS is calculated using the two-class method, whereby earnings are reduced by the dividends declared and paid to the restricted shareholders.

A reconciliation of the income used to compute basic and diluted EPS for the periods presented are as follows:

	Three Months Ended June 30,
	2012	2011
Earnings for basic computations (a)	$60,693	$51,136
Weighted-average Class A Common Stock outstanding	127,932,803	122,958,100
Weighted-average Class B Non-Voting Common Stock outstanding	2,474,453	3,027,823
Weighted-average Class C Restricted Common Stock outstanding	1,260,620	1,989,558
Total weighted-average common shares outstanding for basic computations	131,667,876	127,975,481
Earnings for diluted computations (a)	$60,693	$51,136
Dilutive stock options and restricted stock	11,009,161	11,946,984
Average number of common shares outstanding for diluted computations	142,677,037	139,922,465
Earnings per common share
Basic	$0.46	$0.40
Diluted	$0.43	$0.37
(a) During the quarter ended June 30, 2012 approximately 800,000 participating securities were paid dividends totaling $1.3 million which comprises the difference from net income presented on the condensed consolidated statements of operations.
In the EPS calculation for the three months ended June 30, 2012 and 2011, 2,483,289 options and 2,020,000 options, respectively, were not included in the EPS calculation as their impact was anti-dilutive.
4. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consisted of the following:

	June 30, 2012	March 31, 2012
Current
Accounts receivable–billed	$506,127	$436,314
Accounts receivable–unbilled	565,377	641,800
Allowance for doubtful accounts	(728)	(799)
Accounts receivable, net	1,070,776	1,077,315
Long-term
Unbilled receivables related to retainage and holdbacks	19,957	24,163
Total accounts receivable, net	$1,090,733	$1,101,478
The Company recognized a provision for doubtful accounts (including certain unbilled reserves) of $740,000 and $601,000 for the three months ended June 30, 2012 and 2011, respectively. Long-term unbilled receivables related to retainage, holdbacks, and long-term rate settlements to be billed at contract closeout are included in other long-term assets as accounts receivable in the accompanying condensed consolidated balance sheets.
5. ACCRUED COMPENSATION AND BENEFITS
Accrued compensation and benefits consisted of the following:

	June 30, 2012	March 31, 2012
Bonus	$21,468	$83,464
Retirement	105,046	86,723
Vacation	142,815	143,154
Other	47,238	44,531
Total accrued compensation and benefits	$316,567	$357,872

Total accrued compensation and benefits includes a restructuring liability of $6.8 million at June 30, 2012 and $11.1 million at March 31, 2012, respectively.
6. DEBT
Debt consisted of the following:

	June 30, 2012		March 31, 2012
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Tranche A Loans	2.49%	$463,665	2.49%	$472,870
Tranche B Loans	3.75%	491,413	3.75%	492,555
Total		955,078		965,425
Less: Current portion of long-term debt		(45,625)		(42,500)
Long-term debt, net of current portion		$909,453		$922,925
The Company maintained a senior secured credit agreement, as amended, with a syndicate of lenders. The senior secured credit agreement, as amended, provides for $1.0 billion in term loans ($500.0 million of Tranche A Loans and $500.0 million of Tranche B Loans) and a $275.0 million revolving credit facility. The loans under the senior secured credit agreement, as amended, are secured by substantially all of the Company’s assets.
The senior secured agreement, as amended, requires quarterly principal payments of 1.25% of the stated principal amount of the Tranche A Loans, with annual incremental increases to 1.875%, 2.50%, 3.125%, and 16.25%, prior to the Tranche A Loans’ maturity date of February 3, 2016, and 0.25% of the stated principal amount of the Tranche B Loans, with the remaining balance payable on the Tranche B Loans’ maturity date of August 3, 2017. The revolving credit facility matures on July 31, 2014, at which time any outstanding principal balance is due in full. As of June 30, 2012 and March 31, 2012, there were no amounts outstanding on the revolving credit facility.
The total outstanding debt balance is recorded in the accompanying condensed consolidated balance sheets, net of unamortized discount of $4.3 million and $4.6 million as of June 30, 2012 and March 31, 2012, respectively.
The senior secured credit agreement, as amended, requires the maintenance of certain financial and non-financial covenants. As of June 30, 2012 and March 31, 2012, the Company was in compliance with all of its covenants.
Effective July 31, 2012, the Company consummated a recapitalization transaction which included refinancing and termination of the existing senior secured credit agreement, as amended, with proceeds of the borrowings under its new senior secured agreement, or Recapitalization Transaction (refer to Note 14 for additional details).
7. INCOME TAXES
The Company’s effective income tax rate was 39.9% and 40.1% for the three months ended June 30, 2012 and 2011, respectively. The effective tax rate of 39.9% for the three months ended June 30, 2012 differs from the statutory rate of 35.0% due to state taxes and the effect of permanent rate differences, which primarily relate to meals and entertainment.
The Company is also subject to taxes imposed by various taxing authorities including state and foreign jurisdictions. Tax years related to state and foreign jurisdictions that remain open and subject to examination are not considered to be material, or will be indemnified under the merger agreement as described in the Company's Annual Report.

8. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company sponsors the Employees’ Capital Accumulation Plan, or ECAP, which is a qualified defined contribution plan that covers eligible U.S. and international employees. ECAP provides for distributions, subject to certain vesting provisions, to participants by reason of retirement, death, disability, or termination of employment. Total expense recognized under ECAP for the three months ended June 30, 2012 and 2011 was $59.6 million and $59.2 million, respectively, and the Company-paid contributions were $41.3 million and $41.7 million, respectively.

Defined Benefit Plan and Other Postretirement Benefit Plans
The Company maintains and administers a defined benefit retirement plan and a postretirement medical plan for current, retired, and resigned officers.
Total expense for the Company’s Retired Officers’ Bonus Plan was $186,000 and $217,000 for the three months ended June 30, 2012 and 2011, respectively. The Retired Officers’ Bonus Plan is an unfunded plan and contributions are made as benefits are paid. As of June 30, 2012 and March 31, 2012, the accumulated liability of $4.8 million and $4.6 million, respectively, included in other long-term liabilities in the accompanying condensed consolidated balance sheets is unfunded.
The components of net postretirement medical expense for the Officer Medical Plan were as follows:

	Three Months Ended June 30,
	2012	2011
Service cost	$973	$956
Interest cost	787	769
Total postretirement medical expense	$1,760	$1,725
As of June 30, 2012 and March 31, 2012, the unfunded status of the Officer Medical Plan was $65.3 million and $63.6 million, respectively, which is included in other long-term liabilities in the accompanying condensed consolidated balance sheets.
9. STOCKHOLDERS’ EQUITY
Common Stock
The common stock shares activity consisted of the following:

	Class A Common Stock	Class B Non-Voting Common Stock	Class C Restricted Common Stock	Class E Special Voting Common Stock	Treasury Stock
Balance at March 31, 2011	122,784,835	3,053,130	2,028,270	12,348,860	—
Issuance of common stock	1,080,245	—	—	—	—
Stock options exercised	3,799,989	—	—	(2,208,793)	—
Share exchange	1,061,255	(566,005)	(495,250)	—	—
Repurchase of common stock (1)	—	—	—	—	333,775
Balance at March 31, 2012	128,726,324	2,487,125	1,533,020	10,140,067	333,775
Issuance of common stock	804,013	—	—	—	—
Stock options exercised	153,870	—	—	—	—
Share exchange	16,300	(16,300)	—	—	—
Balance at June 30, 2012	129,700,507	2,470,825	1,533,020	10,140,067	333,775

(1)
Reflects shares repurchased during the three months ended September 30, 2011 associated with the share surrender program that was limited to Rollover options that were required to be exercised between June 30, 2011 and September 15, 2011.

In connection with the Company’s initial public offering in November 2010, the Company established a tax qualified Employee Stock Purchase Plan, or ESPP, which is designed to enable eligible employees to periodically purchase shares of the Company’s Class A Common Stock up to an aggregate of 10,000,000 shares at a five percent discount from the fair market value of the Company’s common stock. The ESPP provides for quarterly offering periods, the first of which commenced on April 1, 2011. For the quarterly offering period that closed on June 30, 2012, 121,065 Class A Common Stock shares were purchased by employees under the ESPP.
Share Repurchase Program
On December 12, 2011, the Board of Directors approved a $30.0 million share repurchase program, to be funded from cash on hand. A special committee of the Board of Directors was appointed to evaluate market conditions and other relevant factors and initiate repurchases under the program from time to time. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. As of June 30, 2012, no shares have been repurchased under the program.
10. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense recognized in the condensed consolidated statements of operations:

	Three Months Ended June 30,
	2012	2011
Cost of revenue	$1,927	3,056
General and administrative expenses	4,835	7,621
Total	$6,762	$10,677
As of June 30, 2012, there was $23.6 million of total unrecognized compensation cost related to unvested stock-based compensation agreements. The unrecognized compensation cost as of June 30, 2012 is expected to be amortized over the next 5.0 years.
Officers’ Rollover Stock Plan
For the three months ended June 30, 2012, 136,200 shares of Class C Restricted Common Stock, or Class C Restricted Stock, vested. Total compensation expense recorded in conjunction with all Class C Restricted Stock for the three months ended June 30, 2012 and 2011 was $133,000 and $593,000, respectively. Future compensation cost related to non-vested Class C Restricted Stock not yet recognized in the condensed consolidated statements of operations was $238,000, and is expected to be recognized over one year.

A portion of the old stock rights held by Booz Allen Hamilton Inc.’s U.S. government consulting partners issued under the stock rights plan that existed for Booz Allen Hamilton Inc.’s officers prior to the merger transaction, as described in the Company’s Annual Report, were exchanged for new options, or Rollover Options. As of June 30, 2012, there were 9,437,076 Rollover Options outstanding, of which 1,879,375 options were unvested. Total compensation expense recorded in conjunction with all Rollover Options for the three months ended June 30, 2012 and 2011 was $1.2 million and $5.1 million, respectively. Future compensation cost related to non-vested Rollover Options not yet recognized in the condensed consolidated statements of operations was $2.3 million, and is expected to be recognized over one year.
Equity Incentive Plan
On April 1, 2012 and May 30, 2012, 745,000 and 20,000 options, respectively, were granted under the Amended and Restated Equity Incentive Plan, or EIP. The estimated fair value of our Class A Common Stock on April 1, 2012 and May 30, 2012, at the time of the option grant, was $17.03 and $16.86, respectively.
As of June 30, 2012, there were 11,936,334 EIP options outstanding, of which 5,550,516 were unvested. Total compensation expense recorded in conjunction with EIP options for the three months ended June 30, 2012 and 2011 was $4.1 million and $4.9 million respectively. Future compensation cost related to non-vested EIP options not yet recognized in the condensed consolidated statements of operations was $18.0 million, and is expected to be recognized over 5.0 years.
Grants of Class A Restricted Common Stock
On June 29, 2012, the Board of Directors granted 674,456 shares of Class A Restricted Stock in conjunction with the new Annual Incentive Plan adopted on October 1, 2010. The amount of the annual incentive payment was determined based on performance targets established by the Compensation Committee and a portion of the bonus was paid in the form of Class A Restricted Stock. Equity awards will vest based on the passage of time, subject to the officer’s continued employment by the Company. The portion to be paid in the form of equity will be recognized in the accompanying consolidated statements of operations based on grant date fair value over the vesting period of three years and the aggregate value was estimated at $10.3 million based on the stock price of $15.28 on the grant date.
Total compensation expense recorded in conjunction with total Class A Restricted Stock for the three months ended June 30, 2012 was $1.2 million. Future compensation cost related to this award not yet recognized in the condensed consolidated statements of operations was $3.1 million and is expected to be recognized over the next 3.0 years.
Dividends
On May 29, 2012, our Board of Directors authorized and declared a regular quarterly cash dividend in the amount of $0.09 per share. In addition, the Board of Directors declared a special cash dividend of $1.50 per share. Both the quarterly and special dividend were paid on June 29, 2012 to shareholders of record on June 11, 2012. The Compensation Committee, as the Administrator of the Officers' Rollover Stock Plan and the Amended and Restated Equity Incentive Plan, made a required adjustment to the outstanding options under each plan by reducing the exercise price of the Rollover Options by the amount of the special dividend and by granting the holders of EIP options a dividend equivalent equal to the special dividend and payable on June 29, 2012 or the vesting of the EIP option, whichever is later.
As of June 30, 2012 and March 31, 2012, the Company recorded a stock-based compensation liability of $37.2 million and $27.7 million, respectively, in other long-term liabilities, related to the reduction in stock option exercise price associated with special dividends paid in December 2009 and June 2012. The Company also recorded a stock-based compensation liability of $16.2 million and $8.9 million as of June 30, 2012 and March 31, 2012, respectively in accrued compensation and benefits, which represents the amounts of the reduction in stock option exercise price expected to be paid within one year. Rollover options vested and not yet exercised that would have had an exercise price below zero as a result of the dividend were reduced to one cent, with the remaining reduction to be paid in cash upon exercise of the Rollover Options. Payment of the special June 2012 dividends to EIP option holders was linked to vesting. On June 29, 2012, only vested outstanding EIP options received a cash payment of $9.7 million. Future cash payments of $8.3 million associated with the June 2012 special dividend will be paid to EIP option holders on the record date as they vest. As of June 30, 2012, $3.9 million of the $8.3 million was included in the stock-based compensation liability in accrued compensation and benefits. Refer to the Company's Annual Report for further discussion of the dividend paid in December 2009.

11. FINANCIAL INSTRUMENTS
The fair value of the Company's cash and cash equivalents, trade accounts receivable, and accounts payable approximates its carrying value at June 30, 2012 and March 31, 2012 because of the short-term nature of these amounts. The fair value of the Company's debt instruments approximates its carrying value at June 30, 2012 and March 31, 2012. The fair value of debt is determined based on interest rates available for debt with terms and maturities similar to the Company's existing debt arrangements.

12. RELATED-PARTY TRANSACTIONS
The Company is an affiliate of Carlyle and from time to time, and in the ordinary course of business: (1) other Carlyle portfolio companies engage the Company as a subcontractor or service provider, and (2) the Company engages other Carlyle portfolio companies as subcontractors or service providers. Revenue and cost associated with these related parties for the three months ended June 30, 2012 were $150,000 and $144,000, respectively. Revenue and cost associated with these related parties for the three months ended June 30, 2011 were $603,000 and $547,000, respectively.
On July 31, 2008, the Company entered into a management agreement, or Management Agreement, with TC Group V US, L.L.C., or TC Group, a company affiliated with Carlyle. In accordance with the Management Agreement, TC Group provides the Company with advisory, consulting, and other services and the Company pays TC Group an aggregate annual fee of $1.0 million, plus expenses. For the three months ended June 30, 2012 and 2011, the Company incurred $250,000 in advisory fees.
13. COMMITMENTS AND CONTINGENCIES
Leases
As a result of the July 2008 merger transaction, as described in the Company’s Annual Report, the Company assigned a total of nine leases to Booz & Co. The facilities are located in New York, New York; Troy, Michigan; Florham Park, New Jersey; Parsippany, New Jersey; Houston, Texas; Chicago, Illinois; Cleveland, Ohio; Dallas, Texas; and London, England. Except for the Houston, Cleveland and Dallas leases, which expired, the Company remains liable under the terms of the original leases should Booz & Co. default on its obligations. There were no events of default under these leases as of June 30, 2012 and March 31, 2012. The maximum potential amount of undiscounted future payments is $33.1 million, and the leases expire at different dates between February 2013 and March 2017. Based on the Company’s assessment of the likelihood of future payment, no amounts have been recorded related to the Company’s contingent liability on such leases.

Government Contracting Matters
For the three months ended June 30, 2012 and 2011, approximately 98% and 97% respectively, of the Company’s revenue was generated from contracts with U.S. government agencies or other U.S. government contractors. Contracts with the U.S. government are subject to extensive legal and regulatory requirements and, from time to time and in the ordinary course of business, agencies of the U.S. government investigate whether the Company’s operations are conducted in accordance with these requirements and the terms of the relevant contracts by using investigative techniques as subpoenas or civil investigative demands. U.S. government investigations of the Company, whether related to the Company’s U.S. government contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayments, fines, or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting. Management believes it has adequately reserved for any losses that may be experienced from any investigation of which it is aware. The Defense Contract Management Agency Administrative Contracting Officer has negotiated annual final indirect cost rates through fiscal year 2006. Audits of subsequent years may result in cost reductions and/or penalties. Management believes it has adequately reserved for any losses that may be experienced from any such reductions and/or penalties. As of June 30, 2012 and March 31, 2012, the Company has recorded a liability of approximately $137.9 million and $127.2 million, respectively, for its current best estimate of net amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs incurred subsequent to fiscal year 2006.
Litigation
The Company is involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts that currently range up to $40 million or have a reasonably estimated outcome within that range, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, management does not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on the Company’s financial condition and results of operations.
Six former officers and stockholders who had departed the firm prior to the acquisition, as described in the Company’s Annual Report, have filed a total of nine suits in various jurisdictions, with original filing dates ranging from July 3, 2008 through December 15, 2009 (three of which were amended on July 2, 2010 and then further amended into one consolidated complaint on September 7, 2010) against the Company and certain of the Company’s current and former directors and officers. Each of the suits arises out of the acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the acquisition. Some of the suits also allege that the acquisition price paid to stockholders was insufficient. The various suits assert claims for breach of contract, tortious interference with contract, breach of fiduciary duty, civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations, violations of the Employee Retirement Income Security Act, and/or securities and common law fraud. Two of these suits have been dismissed with all appeals exhausted. Five of the remaining suits are pending in the United States District Court for the Southern District of New York, the sixth is pending in New York state court and the seventh is pending in the United States District Court for the Southern District of California. As of June 30, 2012 and March 31, 2012, the aggregate alleged damages sought in the seven remaining suits was approximately $348.7 million ($291.5 million of which is sought to be trebled pursuant to RICO) plus punitive damages, costs, and fees. Although the outcome of any of these cases is inherently uncertain and may be materially adverse, based on current information, we do not expect them to have a material adverse effect on our financial condition and results of operations.
14. SUBSEQUENT EVENTS

On July 30, 2012, our Board of Directors authorized and declared a special cash dividend of $6.50 per share and a regular quarterly cash dividend in the amount of $0.09 per share. The dividends will be paid on August 31, 2012 to shareholders of record on August 13, 2012 for the special cash dividend and August 14, 2012 for the regular quarterly cash dividend. The Board of Directors, as the Administrator of the Officers' Rollover Stock Plan and the Equity Incentive Plan, made a determination to adjust the outstanding options under each plan.  Holders of the Rollover Options will receive a cash payment equal to the amount of the special dividend on the options' mandatory exercise date. Holders of Equity Incentive Plan options with a pre-dividend exercise price less than $11 per share will receive a dividend equivalent equal to the amount of the special dividend payable on August 31, 2012 or the vesting of the Equity Incentive Plan option, whichever is later. All other Equity Incentive Plan options will be adjusted by reducing the exercise price by an amount equal to the excess of the pre-dividend fair market value of our Class A Common Stock over the post-dividend fair market value of our Class A Common Stock.
On July 31, 2012, the Company consummated the Recapitalization Transaction, which included the refinancing and termination of the Company's existing senior secured credit agreement with the proceeds of the borrowings under the Company's new senior secured agreement, or the New Credit Agreement. Additionally the net proceeds of the Recapitalization Transaction will be used to pay the special dividend on August 31, 2012, as further described in the immediately preceding paragraph. The New Credit Agreement provided the Company with a $725 million term loan A tranche and a $1,025 million term loan B tranche, a $500 million revolving credit facility with a sublimit for letters of credit. The outstanding obligations under the New Credit Agreement are secured by a security interest in substantially all of the assets of the Company, subject to certain exceptions set forth in the New Credit Agreement and related documentation. In connection with the Recapitalization Transaction, the Company used approximately $36 million of cash on hand to pay fees and expenses. The Company expects to write-off the amortization of ratable portions of the Debt Issuance Costs (or DIC) and Original Issuance Discount (or OID) associated with the senior secured term loan facilities and portions of the DIC and OID of the New Credit Agreement that do not qualify for deferral of approximately $8.0 to $14.0 million . These amounts will be reflected in other expense, net in the three months ended September 30, 2012. Furthermore, the Company expensed third party debt issuance costs of approximately $1.0 to $2.0 million that did not qualify for deferral and will be reflected in general and administrative costs in the three months ended September 30, 2012. Immediately following the Recapitalization Transactions, the Company's current debt approximates $34.9 million, which represents the repayments of principal due within the next 12 months.

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
—The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources, and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 filed with the Securities and Exchange Commission on May 30, 2012, or Annual Report, and under Part II, “Item 1A. Risk Factors,” and “— Special Note Regarding Forward Looking Statements” of this Quarterly Report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
—Our fiscal year ends March 31 and, unless otherwise noted, references to years or fiscal are for fiscal years ended March 31. See “—Results of Operations.”
Overview
We are a leading provider of management and technology consulting services to the U.S. government in the defense, intelligence, and civil markets. Additionally, we provide management and technology consulting services to major corporations, institutions, and not for profit organizations. As the needs of our clients have grown more complex, we have developed deep expertise in technology, engineering, and analytics. Leveraging our 98-year consulting heritage and a talent base of approximately 24,100 people, we deploy our deep domain knowledge, functional expertise, and experience to help our clients achieve their objectives. We serve substantially all of the cabinet-level departments of the U.S. government. Our major clients include the Department of Defense, all branches of the U.S. military, the U.S. Intelligence Community, and civil agencies such as the Department of Homeland Security, the Department of Energy, the Department of Health and Human Services, the Department of the Treasury, and the Environmental Protection Agency. We support these clients in addressing complex and pressing challenges such as combating global terrorism, improving cyber capabilities, transforming the healthcare system, improving efficiency and managing change within the government, and protecting the environment.
We have a collaborative culture, supported by our operating model, which helps our professionals identify and respond to emerging trends across the markets we serve and deliver enduring results for our clients.
Financial and Other Highlights
Revenue decreased 1.0% from the three months ended June 30, 2011 to the three months ended June 30, 2012, primarily due to a decrease in revenue attributable to billable expenses and a lower rate of indirect expenses which reduces revenue under cost reimbursable contracts. The lower rate of indirect expenses is primarily attributable to the cost reduction actions the Company implemented in late fiscal 2012. The negative impact on revenue attributable to these two factors was partially offset by continued modest growth in direct consulting staff labor sold. Direct consulting staff labor represents our consulting staff’s labor under contracts for which we act as a prime contractor or subcontractor. Substantially all of our revenue and backlog is derived from services and solutions provided to client organizations across the U.S. government, primarily by our consulting staff and, to a lesser extent, our subcontractors. The mix of revenue generated by consulting staff and subcontractors affects our operating margin, substantially all of which is derived from direct consulting staff labor, as the portion of our revenue derived from fees we earn on services provided by our subcontractors is not significant.
Operating income grew 16.9% to $114.7 million in the three months ended June 30, 2012 from $98.1 million in the three months ended June 30, 2011, which reflects a 120 basis point increase in operating margin to 8.0% from 6.8% in the comparable periods. The improvement in operating margin was due to increased contract profitability due to disciplined cost management of indirect spending, as well as decreases in stock-based and incentive compensation costs and lower amortization of our intangible assets. The factors contributing to the increased operating margin were partially offset by increases in depreciation and amortization expense due to facility expansion in previous years, causing a higher increase in depreciation for fiscal 2013.
Cash provided by operations increased $20.2 million to $74.0 million from $53.8 million. The increase in cash provided by operations was a result of overall profitability of our contracts, our ability to invoice and collect from clients in a timely manner, and our effective management of vendor payments.

Non-GAAP Measures
We publicly disclose certain non-GAAP financial measurements, including Adjusted Operating Income, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted Earnings Per Share, or EPS, because management uses these measures for business planning purposes, including to manage our business against internal projected results of operations and measure our performance. We view Adjusted Operating Income, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted EPS as measures of our core operating business, which exclude the impact of the items detailed below, as these items are generally not operational in nature. These non-GAAP measures also provide another basis for comparing period to period results by excluding potential differences caused by non-operational and unusual or non-recurring items. We also utilize and discuss Free Cash Flow, because management uses this measure for business planning purposes, measuring the cash generating ability of the operating business, and measuring liquidity generally. We present these supplemental measures because we believe that these measures provide investors with important supplemental information with which to evaluate our performance, long term earnings potential, or liquidity, as applicable, and to enable them to assess our performance on the same basis as management. These supplemental performance measurements may vary from and may not be comparable to similarly titled measures by other companies in our industry. Adjusted Operating Income, Adjusted EBITDA, Adjusted Net Income, Adjusted Diluted EPS, and Free Cash Flow are not recognized measurements under accounting principles generally accepted in the United States, or GAAP, and when analyzing our performance or liquidity, as applicable, investors should (i) evaluate each adjustment in our reconciliation of operating and net income to Adjusted Operating Income, Adjusted EBITDA and Adjusted Net Income, and cash flows to Free Cash Flows, and the explanatory footnotes regarding those adjustments, each as defined under GAAP, (ii) use Adjusted Operating Income, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted EPS in addition to, and not as an alternative to, operating income, net income or diluted EPS, as a measure of operating results, and (iii) use Free Cash Flows in addition to, and not as an alternative to, net cash generated from operating activities as a measure of liquidity, each as defined under GAAP. We have defined the aforementioned non-GAAP measures as follows:

•
"Adjusted Operating Income" represents operating income before (i) certain stock option-based and other equity-based compensation expenses, (ii) adjustments related to the amortization of intangible assets, and (iii) any extraordinary, unusual, or non-recurring items. We prepare Adjusted Operating Income to eliminate the impact of items we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature.

•
"Adjusted EBITDA" represents net income before income taxes, net interest and other expense, and depreciation and amortization and before certain other items, including: (i) certain stock option-based and other equity-based compensation expenses, (ii) transaction costs, fees, losses, and expenses, including fees associated with debt prepayments, and (iii) any extraordinary, unusual, or non-recurring items. We prepare Adjusted EBITDA to eliminate the impact of items we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature.

•
"Adjusted Net Income" represents net income before: (i) certain stock option-based and other equity-based compensation expenses, (ii) transaction costs, fees, losses, and expenses, including fees associated with debt prepayments, (iii) adjustments related to the amortization of intangible assets, (iv) amortization or write-off of debt issuance costs and write-off of original issue discount, and (v) any extraordinary, unusual, or non-recurring items, in each case net of the tax effect calculated using an assumed effective tax rate. We prepare Adjusted Net Income to eliminate the impact of items, net of tax, we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature.

•
"Adjusted Diluted EPS" represents diluted EPS calculated using Adjusted Net Income as opposed to net income. Additionally, Adjusted Diluted EPS does not contemplate any adjustments to net income as required under the two-class method as disclosed in the footnotes to the financial statements.

•	"Free Cash Flow" represents the net cash generated from operating activities less the impact of purchases of property and equipment.

Below is a reconciliation of Adjusted Operating Income, Adjusted EBITDA, Adjusted Net Income, Adjusted Diluted EPS, and Free Cash Flow to the most directly comparable financial measure calculated and presented in accordance with GAAP.

	Three Months Ended June 30,
(Amounts in thousands, except share and per share data)	2012	2011
	(Unaudited)
Adjusted Operating Income
Operating Income	$114,736	$98,122
Certain stock-based compensation expense (a)	2,393	6,897
Amortization of intangible assets (b)	3,133	4,091
Adjusted Operating Income	$120,262	$109,110
EBITDA & Adjusted EBITDA
Net income	$61,945	$51,136
Income tax expense	41,062	34,250
Interest and other, net	11,729	12,736
Depreciation and amortization	18,503	17,858
EBITDA	133,239	115,980
Certain stock-based compensation expense (a)	2,393	6,897
Adjusted EBITDA	$135,632	$122,877
Adjusted Net Income
Net income	$61,945	$51,136
Certain stock-based compensation expense (a)	2,393	6,897
Amortization of intangible assets (b)	3,133	4,091
Amortization or write-off of debt issuance costs and write-off of original issue discount	1,198	1,194
Release of income tax reserves (c)	—	(464)
Adjustments for tax effect (d)	(2,690)	(4,873)
Adjusted Net Income	$65,979	$57,981
Adjusted Diluted Earnings Per Share
Weighted-average number of diluted shares outstanding	142,677,037	139,922,465
Adjusted Net Income Per Diluted Share (e)	$0.46	$0.41
Free Cash Flow
Net cash provided by operating activities	$74,043	$53,844
Less: Purchases of property and equipment	(3,969)	(17,601)
Free Cash Flow	$70,074	$36,243
___________________________________

(a)
Reflects stock-based compensation expense for options for Class A Common Stock and restricted shares, in each case, issued in connection with the Acquisition of our Company by The Carlyle Group (the Acquisition) under the Officers' Rollover Stock Plan. Also reflects stock-based compensation expense for Equity Incentive Plan Class A Common Stock options issued in connection with the Acquisition under the Equity Incentive Plan.

(b)	Reflects amortization of intangible assets resulting from the Acquisition.

(c)	Reflects the release of income tax reserves.

(d)	Reflects tax effect of adjustments at an assumed marginal tax rate of 40%.

(e)	Excludes an adjustment of approximately $1.3 million of net earnings associated with the application of the two-class method for computing diluted earnings per share.

Recent Developments
The following recent developments occurred after June 30, 2012, which may cause our future results of operations to differ from our historical results of operations discussed under “— Results of Operations.”
On July 30, 2012 our Board of Directors authorized and declared a special cash dividend of $6.50 per share and a regular quarterly cash dividend in the amount of $0.09 per share. Both the special dividend and quarterly dividends are payable on August 31, 2012 to shareholders on record on August 13, 2012 for the special dividend and August 14, 2012 for the quarterly dividend.
Additionally, on July 30, 2012 the Board of Directors approved a recapitalization transaction, which included the refinancing and termination of the Company's existing senior secured credit agreement with the proceeds of the borrowings under a new senior secured agreement, or the Recapitalization Agreement, and the payment on August 31, 2012 of a special dividend of $6.50 per share. The Company consummated this Recapitalization Transaction on July 31, 2012. The net proceeds remaining after the recapitalization, together with cash on hand, will be used principally to pay the special dividend of $6.50 per share. Refer to the Liquidity and Capital Resources and Indebtedness sections for further discussions respectively.
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

•
cost cutting and efficiency initiatives and other efforts to streamline the U.S. defense and intelligence infrastructure, including the initiatives implemented by the Secretary of Defense or reductions in defense budgets resulting from Congressional action;

•
in the absence of Congressional action to the contrary, material reductions in defense budgets resulting from the commencement on January 2, 2013 of automatic sequestration as required under the Budget Control Act of 2011;

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

Sources of Revenue
Substantially all of our revenue is derived from services provided under contracts and task orders with the U.S. government, primarily by our consulting staff and, to a lesser extent, our subcontractors. Funding for our contracts and task orders is generally linked to trends in budgets and spending across various U.S. government agencies and departments. We provide services under a large portfolio of contracts and contract vehicles to a broad client base, and we believe that our diversified contract and client base lessens potential volatility in our business; however, a reduction in the amount of services that we are contracted to provide to the U.S. government or any of our significant U.S. government clients could have a material adverse effect on our business and results of operations. In particular, the Department of Defense is one of our significant clients, and the Budget Control Act of 2011 could impose an estimated $500 to $600 billion in automatic federal defense spending cuts between 2013 and 2021 to the extent that automatic sequestration required by the act commences on January 2, 2013. A reduction in the amount of services that we are contracted to provide to the Department of Defense could have a material adverse effect on our business and results of operations.
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

The amount of risk and potential reward varies under each type of contract. Under cost-reimbursable contracts, there is limited financial risk, because we are reimbursed for all allowable costs up to a ceiling. However, profit margins on this type of contract tend to be lower than on time-and-materials and fixed-price contracts. Under time-and-materials contracts, we are reimbursed for the hours worked using the predetermined hourly rates for each labor category. In addition, we are typically reimbursed for other contract direct costs and expenses at cost. We assume financial risk on time-and-materials contracts because our labor costs may exceed the negotiated billing rates. Profit margins on well-managed time-and-materials contracts tend to be higher than profit margins on cost-reimbursable contracts as long as we are able to staff those contracts with people who have an appropriate skill set. Under fixed-price contracts, we are required to deliver the objectives under the contract for a pre-determined price. Compared to time-and-materials and cost-reimbursable contracts, fixed-price contracts generally offer higher profit margin opportunities because we receive the full benefit of any cost savings but generally involve greater financial risk because we bear the impact of any cost overruns. In the aggregate, the contract type mix in our revenue for any given period will affect that period's profitability. Over time we have experienced a relatively stable contract mix.
The table below presents the percentage of total revenue for each type of contract:

	Three Months Ended June 30,
	2012	2011
Cost-reimbursable (1)	56%	53%
Time-and-materials	30%	32%
Fixed-price (2)	14%	15%

(1)	Includes both cost-plus-fixed-fee and cost-plus-award-fee contracts.

(2)	Includes fixed-price level of effort contracts.

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
Our People
Revenue from our contracts is derived from services delivered by consulting staff and, to a lesser extent, from our subcontractors. Our ability to hire, retain, and deploy talent with skills appropriately aligned with client needs is critical to our ability to grow our revenue. We continuously evaluate whether our talent base is properly sized and contains an optimal mix of skills to meet the rapidly evolving needs of our clients and we seek to achieve that result through recruitment and capacity management. As of June 30, 2012 and 2011, we employed approximately 24,100 and 25,000 people, respectively, of which approximately 22,000 and 22,500, respectively, were consulting staff. Attrition for consulting staff was 24.9% and 18.4% during the twelve months ended June 30, 2012 and 2011, respectively.
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
The following table summarizes the value of our contract backlog at the respective dates presented:

	As of June 30,
	2012	2011
	(In thousands)
Backlog:
Funded	$2,576	$2,450
Unfunded (1)	2,559	2,956
Priced options	5,099	5,802
Total backlog	$10,234	$11,208

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

We view growth in total backlog and consulting staff headcount as the two key measures of our potential business growth. Growing and deploying consulting staff is the primary means by which we are able to recognize profitable revenue growth. To the extent that we are able to hire additional consulting staff and deploy them against funded backlog, we generally recognize increased revenue. Total backlog decreased by 9% from June 30, 2011 to June 30, 2012, while funded backlog increased 5% from June 30, 2011 to June 30, 2012. Additions to funded backlog during the twelve months ended June 30, 2012 totaled $6.0 billion as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options. We report internally on our backlog on a monthly basis and review backlog upon occurrence of certain events to determine if any adjustments are necessary.

We cannot predict with any certainty the portion of our backlog that we expect to recognize as revenue in any future period and we cannot guarantee that we will recognize any revenue from our backlog. The primary risks that could affect our ability to recognize such revenue on a timely basis or at all are: program schedule changes, contract modifications, and our ability to assimilate and deploy new consulting staff against funded backlog; cost cutting initiatives and other efforts to reduce U.S. government spending, which could reduce or delay funding for orders for services; and delayed funding of our contracts due to delays in the completion of the U.S. government's budgeting process and the use of continuing resolutions by the U.S. government to fund its operations. Funded backlog includes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the funded backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a pre-determined expiration date such as the end of the U.S. government's fiscal year. The revenue value of orders included in funded backlog that has not been recognized as revenue due to period of performance expirations has not exceeded approximately 4.9% of funded backlog as of the end of any of the eight fiscal quarters preceding the fiscal quarter ended June 30, 2012. In our recent experience, none of the following additional risks have had a material negative effect on our ability to realize revenue from our funded backlog: the unilateral right of the U.S. government to cancel multi-year contracts and related orders or to terminate existing contracts for convenience or default; in the case of unfunded backlog, the potential that funding will not be made available; and, in the case of priced options, the risk that our clients will not exercise their options.
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

Seasonality

The U.S. government's fiscal year ends on September 30 of each year. It is not uncommon for U.S. government agencies to award extra tasks or complete other contract actions in the weeks before the end of its fiscal year in order to avoid the loss of unexpended fiscal year funds. In addition, we also have generally experienced higher bid and proposal costs in the months leading up to the U.S. government's fiscal year end as we pursue new contract opportunities being awarded shortly after the U.S. government fiscal year end as new opportunities are expected to have funding appropriated in the U.S. government's subsequent fiscal year. We may continue to experience this seasonality in future periods, and our future periods may be affected by it.
Critical Accounting Estimates and Policies
There have been no material changes during the period covered by this Quarterly Report to the information disclosed in the Critical Accounting Estimates and Policies section in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report.

Results of Operations
The following table sets forth items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,		Percent
	2012	2011	Change
	(Unaudited)	(Unaudited)
	(In thousands)
Revenue	$1,432,424	$1,446,836	(1.0)%
Operating costs and expenses:
Cost of revenue	727,370	726,831	0.1%
Billable expenses	378,460	392,190	(3.5)%
General and administrative expenses	193,355	211,835	(8.7)%
Depreciation and amortization	18,503	17,858	3.6%
Total operating costs and expenses	1,317,688	1,348,714	(2.3)%
Operating income	114,736	98,122	16.9%
Interest expense	(11,246)	(12,294)	(8.5)%
Other, net	(483)	(442)	9.3%
Income from operations and before income taxes	103,007	85,386	20.6%
Income tax expense	41,062	34,250	19.9%
Net income	$61,945	$51,136	21.1%

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011
Revenue
Revenue decreased to $1,432.4 million from $1,446.8 million, or a 1.0% decrease. The decrease was primarily driven by a decrease in revenue attributable to billable expenses and a lower rate of indirect expenses which reduces revenue under cost reimbursable contracts. The lower rate of indirect expenses is primarily attributable to the cost reduction actions the Company implemented in late fiscal 2012. The negative impact on revenue attributable to these two factors was partially offset by continued modest growth in direct consulting staff labor sold. Additions to funded backlog during the three months ended June 30, 2012 totaled $6.0 billion, as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options.
Cost of Revenue
Cost of revenue increased to $727.4 million from $726.8 million, or a 0.1% increase. This increase was primarily due to increases in other direct consulting staff expenses of $7.2 million attributable to the modest growth in direct consulting staff labor sold, and employer retirement plan contributions of $1.0 million. The cost of revenue increase was offset by a decrease of $6.4 million in incentive compensation costs and $1.1 million in stock-based compensation expense. The decrease in incentive compensation costs was due to reduced incentive compensation accrual rates in fiscal 2013 as compared to fiscal 2012 and reduced headcount in the senior ranks associated with the cost restructuring plan that was implemented during fiscal 2012. Cost of revenue as a percentage of revenue was 50.8% and 50.2% in the three months ended June 30, 2012 and 2011, respectively.
Billable Expenses
Billable expenses decreased to $378.5 million from $392.2 million, or a 3.5% decrease. This decrease was primarily due to decreases in travel and material expenses of $9.1 million incurred to perform on contracts offset by increases in subcontractor-related expenses of $1.5 million. The increase in direct subcontractor-related expenses was in support of growth on existing and new contracts and task orders during the three months ended June 30, 2012. Billable expenses as a percentage of revenue were 26.4% and 27.1% in the three months ended June 30, 2012 and 2011, respectively.

General and Administrative Expenses
General and administrative expenses decreased to $193.4 million from $211.8 million, or an 8.7% decrease. This decrease was primarily due to a decrease of $14.7 million in other business-related expenses and professional fees attributable to the Company's disciplined management of corporate-related expenditures. This decrease was also due to a decrease in incentive compensation costs of $2.8 million and a decrease in stock-based compensation of $2.8 million. The decrease in incentive compensation costs was due to reduced incentive compensation accrual rates in fiscal 2013 as compared to fiscal 2012 and reduced headcount in the senior ranks associated with the cost restructuring plan that was implemented in late fiscal 2012. The decrease in general and administrative expenses was partially offset by an increase in salaries and salary-related benefits of $2.3 million. General and administrative expenses as a percentage of revenue were 13.5% and 14.6% for the three months ended June 30, 2012 and 2011, respectively.
Depreciation and Amortization
Depreciation and amortization increased to $18.5 million from $17.9 million, or a 3.6% increase. This increase in depreciation and amortization expense was associated with capital expenditures purchased during the twelve months ended June 30, 2012 attributable to investments in facility expansion and computer equipment. The increase in depreciation and amortization expense was partially offset by a decrease of $1.0 million in the amortization of our intangible assets, which includes below market rate leases and contract backlog that were recorded in connection with the Acquisition, as described in our Annual Report, and are amortized based on contractual lease terms and projected future cash flows, respectively, thereby reflecting higher amortization expense initially and declining expense in subsequent periods. Intangible asset amortization expense decreased to $3.1 million for the three months ended June 30, 2012 compared to $4.1 million for the three months ended June 30, 2011.
Interest Expense
Interest expense decreased to $11.2 million from $12.3 million, or an 8.5% decrease.
Income Tax Expense
Income tax expense increased to $41.1 million from $34.3 million or a 19.9% increase. The effective tax rate remained relatively the same at 39.9% and 40.1% respectively.
Liquidity and Capital Resources
We have historically been able to generate sufficient cash to fund our operations, debt payments, capital expenditures, and discretionary funding needs. We had $336.1 million and $484.4 million in cash and cash equivalents as of June 30, 2012 and March 31, 2012 respectively, and our debt totaled $955.1 million and $965.4 million as of June 30, 2012 and March 31, 2012 respectively. Due to fluctuations in cash flows and the growth in operations, it may be necessary from time to time in the future to borrow under our senior secured loan facilities to meet cash demands. We anticipate that cash provided by operating activities, cash and cash equivalents, and borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash requirements for the next twelve months, which primarily include:

•	operating expenses, including salaries;

•	working capital requirements to fund the growth of our business;

•	capital expenditures which primarily relate to the purchase of computers, business systems, furniture, and leasehold improvements to support our operations;

•	debt service requirements for borrowings under our senior secured loan facilities; and

•	cash taxes to be paid.
Effective July 31, 2012 the Company consummated the Recapitalization Transaction whereby our debt under the new senior credit facilities total $1.75 billion ($725 million Tranche A and $1,025 million Tranche B) and includes a $500 million revolving credit facility.
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
On December 12, 2011, the Board of Directors approved a $30.0 million share repurchase program, to be funded from cash on hand. A special committee of the Board of Directors was appointed to evaluate market conditions and other relevant factors and initiate repurchases under the program from time to time. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. As of June 30, 2012, no shares have been repurchased under the program.
On May 29, 2012, our Board of Directors authorized and declared a regular quarterly cash dividend in the amount of $0.09 per share. In addition, the Board of Directors declared a special cash dividend of $1.50 per share. Both the quarterly and special dividends were paid on June 29, 2012 to shareholders of record on June 11, 2012. The Compensation Committee, as the Administrator of the Officers' Rollover Stock Plan and the Amended and Restated Equity Incentive Plan, made a determination to adjust the outstanding options under each plan by reducing the exercise price of the Rollover Options by the amount of the special dividend and by granting the holders of EIP options a dividend equivalent equal to the special dividend and payable on June 29, 2012 or the vesting of the EIP option, whichever is later.
On May 29, 2012, our Board of Directors also authorized the payment of the accrued interest on the DPO as of July 31, 2012 and approximately $3.4 million was paid on that date.

On July 30, 2012, our Board of Directors authorized and declared a special cash dividend of $6.50 per share and a regular quarterly cash dividend in the amount of $0.09 per share. The dividends will be paid on August 31, 2012 to shareholders of record on August 13, 2012 for the special cash dividend and August 14, 2012 for the regular quarterly cash dividend. The Board of Directors, as the Administrator of the Officers' Rollover Stock Plan and the Equity Incentive Plan, made a determination to adjust the outstanding options under each plan.  Holders of the Rollover Options will receive a cash payment equal to the amount of the special dividend on the options' mandatory exercise date. Holders of Equity Incentive Plan options with a pre-dividend exercise price less than $11 per share will receive a dividend equivalent equal to the amount of the special dividend payable on August 31, 2012 or the vesting of the Equity Incentive Plan option, whichever is later. All other Equity Incentive Plan options will be adjusted by reducing the exercise price by an amount equal to the excess of the pre-dividend fair market value of our Class A Common Stock over the post-dividend fair market value of our Class A Common Stock.
On July 30, 2012, in connection with the authorization of the special dividend, our Board of Directors also authorized the payment of the accrued interest on the DPO as of August 31, 2012. We expect approximately $680 thousand will be paid on that date.
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
Accounts receivable is the principal component of our working capital and is generally driven by revenue growth with other short-term fluctuations related to the payment practices of our clients. Our accounts receivable reflect amounts billed to our clients as of each balance sheet date. Our clients generally pay our invoices within 30 days of the invoice date. At any month-end, we also include in accounts receivable the revenue that was recognized in the preceding month, which is generally billed early in the following month. Finally, we include in accounts receivable amounts related to revenue accrued in excess of amounts billed, primarily on our fixed-price and cost- plus-award-fee contracts. The total amount of our accounts receivable can vary significantly over time, but is generally sensitive to revenue levels. Total accounts receivable (billed and unbilled combined, net of allowance for doubtful accounts) days sales outstanding, which we calculate by dividing total accounts receivable by revenue per day during the relevant fiscal quarter, was 69 as of June 30, 2012 and 65 as of March 31, 2012.
The table below sets forth our net cash flows for the periods presented:

	Three Months Ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)
	(In thousands)
Net cash provided by operating activities	$74,043	$53,844
Net cash used in investing activities	(3,969)	(17,601)
Net cash used in financing activities	(218,391)	(361)
Total increase (decrease) in cash and cash equivalents	$(148,317)	$35,882
Net Cash from Operating Activities
Net cash from operations is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from clients in a timely manner, and our ability to manage our vendor payments. Net cash provided by operations was $74.0 million in the three months ended June 30, 2012 compared to $53.8 million in the same prior year period, or a 37.5% increase. The increase in net cash provided by operations was primarily due to net income growth and the decrease in cash used for accrued compensation and benefits.
Net Cash from Investing Activities
Net cash used in investing activities was $4.0 million in the three months ended June 30, 2012 compared to $17.6 million in the same prior year period, or a 77.4% decrease. The decrease in net cash used in investing activities was due to a decrease in capital expenditures. Capital expenditures were higher in fiscal 2012 due to the additional facility expansion and computer equipment to support the increase in headcount.
Net Cash from Financing Activities
Net cash used in financing activities was $218.4 million in the three months ended June 30, 2012 compared to $0.4 million in the same prior year period. The increase in net cash used in financing activities was primarily due to cash dividends paid and the repayment of debt during the three months ended June 30, 2012.
Indebtedness
Our debt totaled $955.1 million and $965.4 million as of June 30, 2012 and March 31, 2012 respectively. The interest rate in effect for Tranche A was 2.49% and for Tranche B was 3.75% for the three months ended June 30, 2012 and March 31, 2012 respectively. As of June 30, 2012 the Company was in compliance with all of its financial covenants.
On July 31, 2012, the Company consummated the Recapitalization Transaction, which included the refinancing and termination of the Company's existing senior secured credit agreement with the proceeds of the borrowings under the Company's new senior secured agreement, or the New Credit Agreement. Additionally the net proceeds of the Recapitalization Transaction will be used to pay the special dividend on August 31, 2012, as described above in Liquidity and Capital Resources. The New Credit Agreement provided the Company with a $725 million term loan A tranche and a $1,025 million term loan B tranche, a $500 million revolving credit facility with a sublimit for letters of credit.
In connection with the Recapitalization Transaction, the Company used approximately $36 million of cash on hand to pay fees and expenses. The Company expects to write-off the amortization of ratable portions of the Debt Issuance Costs (or DIC) and Original Issuance Discount (or OID) associated with the senior secured term loan facilities and portions of the DIC and OID of the New Credit Agreement that do not qualify for deferral of approximately $8.0 to $14.0 million . These amounts will be reflected in other expense, net in the three months ended September 30, 2012. Furthermore, the Company expensed third party debt issuance costs of approximately $1.0 to $2.0 million that did not qualify for deferral and will be reflected in general and administrative costs in the three months ended September 30, 2012. Immediately following the Recapitalization Transactions, the Company's current debt approximates $34.9 million, which represents the repayments of principal due within the next 12 months.
The New Credit Agreement, requires quarterly principal payments of 1.25% of the stated principal amount of Tranche A Loans, with annual incremental increases to 1.875%, 2.50%, 3.125%, and 13%, prior to the Tranche A Loans maturity date of December 31, 2017, and 0.25% of the stated principal amount of Tranche B Loans, with the remaining balance payable on the Tranche B Loans maturity date of July 31, 2019. The revolving credit facility matures on December 31, 2017, at which time any outstanding principal balance is due in full.

The initial interest rate on borrowings under Tranche A is LIBOR plus 2.75%, and will range fro 2.00% to 2.75% based on BAH's total leverage ratio. The interest rate on borrowings under Tranche B is LIBOR plus 3.5% with a 1% floor. The revolving credit facility margin and commitment fee are subject to the leveraged based pricing grid, as set forth in the New Credit Agreement.

The loans under the New Credit Agreement are secured by substantially all of our assets and none of such assets will be available to satisfy the claims of our general creditors. The New Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following, in each case subject to certain exceptions: a maximum net total leverage ratio; a minimum net interest coverage ratio; limitations on indebtedness and liens; mergers, consolidations or amalgamations, or liquidations, wind-ups or dissolutions; dispositions of property; restricted payments; investments; transactions with affiliates; sale and lease back transactions; change in fiscal periods; negative pledges; restrictive agreements; limitations on line of business; limitations on speculative hedging and limitations on changes of names and jurisdictions. In addition, we will be required to meet certain financial covenants at each quarter end, namely Consolidated Net Total Leverage and Consolidated Net Interest Coverage Ratios. We expect to be compliant with these covenants.
Capital Structure and Resources
Our stockholders’ equity amounted to $1,019.8 million as of June 30, 2012, a decrease of $165.3 million compared to stockholders’ equity of $1,185.2 million as of March 31, 2012, primarily due to the payment of the special dividend on June 29, 2012 offset by the net increase for the three month period from common stock issuances, stock option exercises, net income of $61.9 million in the three months ended June 30, 2012, and stock-based compensation expense of $6.8 million.
Off-Balance Sheet Arrangements
As of June 30, 2012, we did not have any off-balance sheet arrangements.
Capital Expenditures
Since we do not own any of our facilities, our capital expenditure requirements primarily relate to the purchase of computers, business systems, furniture, and leasehold improvements to support our operations. Direct facility and equipment costs billed to clients are not treated as capital expenses. Our capital expenditures for the three months ended June 30, 2012 and 2011 were $4.0 million and $17.6 million, respectively, and the majority of such capital expenditures related to facilities infrastructure, equipment, and information technology. Expenditures for facilities infrastructure and equipment are generally incurred to support new and existing programs across our business. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure.
Commitments and Contingencies
We are subject to a number of reviews, investigations, claims, lawsuits, and other uncertainties related to our business. For a discussion of these items, refer to Note 13 to our condensed consolidated financial statements.
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
These risks and other factors include: cost cutting and efficiency initiatives and other efforts to reduce U.S. government spending, including automatic sequestration required by the Budget Control Act of 2011,which could reduce or delay funding for orders for services especially in the current political environment; delayed funding of our contracts due to delays in the completion of the U.S. government's budgeting process and the use of continuing resolutions by the U.S. government to fund its operations or related changes in the pattern or timing of government funding and spending; any issue that compromises our relationships with the U.S. government or damages our professional reputation; changes in U.S. government spending and mission priorities that shift expenditures away from agencies or programs that we support; the size of our addressable markets and the amount of U.S. government spending on private contractors; failure to comply with numerous laws and regulations; our ability to compete effectively in the competitive bidding process and delays caused by competitors' protests of major contract awards received by us; the loss of General Services Administration Multiple Award schedule contracts, or GSA schedules, or our position as prime contractor on government-wide acquisition contract vehicles, or GWACs; changes in the mix of our contracts and our ability to accurately estimate or otherwise recover expenses, time, and resources for our contracts; our ability to generate revenue under certain of our contracts; our ability to realize the full value of our backlog and the timing of our receipt of revenue under contracts included in backlog; changes in estimates used in recognizing revenue; an inability to attract, train, or retain employees with the requisite skills, experience, and security clearances; an inability to hire, assimilate, and deploy enough employees to serve our clients under existing contracts; an inability to timely and effectively utilize our employees; failure by us or our employees to obtain and maintain necessary security clearances; the loss of members of senior management or failure to develop new leaders; misconduct or other improper activities from our employees or subcontractors; increased competition from other companies in our industry; failure to maintain strong relationships with other contractors; inherent uncertainties and potential adverse developments in legal or regulatory proceedings, including litigation, audits, reviews, and investigations, which may result in materially adverse judgments, settlements, withheld payments, penalties, or other unfavorable outcomes including debarment, as well as disputes over the availability of insurance or indemnification; internal system or service failures and security breaches, including, but not limited to, those resulting from external cyber attacks on our network and internal systems; risks related to changes to our operating structure, capabilities, or strategy intended to address client needs, grow our business or respond to market developments; risks associated with new relationships, clients, capabilities, and service offerings in our U.S. and international businesses; failure to comply with special U.S. government laws and regulations relating to our international operations; risks related to our indebtedness and credit facilities which contain financial and operating covenants; the adoption by the U.S. government of new laws, rules, and regulations, such as those relating to organizational conflicts of interest issues; risks related to future acquisitions; an inability to utilize existing or future tax benefits, including those related to our stock-based compensation expense, for any reason, including a change in law; variable purchasing patterns under U.S. government GSA schedules, blanket purchase agreements and indefinite delivery, indefinite quantity, or ID/IQ, contracts; and other risks and factors described in Part II, “Item 1A. Risk Factors” and elsewhere in this Quarterly Report.
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
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the information disclosed in the Quantitative and Qualitative Disclosures about Market Risk section in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 filed with the Securities and Exchange Commission on May 30, 2012.

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
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. On April 13, 2012, we entered into an Administrative Agreement with the U.S. Air Force, which lifted the proposed debarment of our San Antonio office and removed it from the U.S. government’s Excluded Parties List System. See our Form 10-K for the fiscal year ended March 31, 2012 for additional information. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts that currently range up to $40.0 million or have a reasonably estimated outcome within that range or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations.
Six former officers and stockholders who had departed the firm prior to the acquisition, as described in our Annual Report, have filed a total of nine suits in various jurisdictions, with original filing dates ranging from July 3, 2008 through December 15, 2009 (three of which were amended on July 2, 2010 and then further amended into one consolidated complaint on September 7, 2010), against us and certain of our current and former directors and officers. Each of the suits arises out of the acquisition, as described in our Annual Report, and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the acquisition. Some of the suits also allege that the acquisition price paid to stockholders was insufficient. The various suits assert claims for breach of contract, tortious interference with contract, breach of fiduciary duty, civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations, violations of the Employee Retirement Income Security Act, or ERISA, and/or securities and common law fraud. Two of these suits have been dismissed with all appeals exhausted. Five of the remaining suits are pending in the United States District Court for the Southern District of New York, the sixth is pending in New York state court, and the seventh is pending in the United States District Court for the Southern District of California. The aggregate alleged damages sought in these seven remaining suits is approximately $348.7 million ($291.5 million of which is sought to be trebled pursuant to RICO), plus punitive damages, costs, and fees. Although the outcome of any of these cases is inherently uncertain and may be materially adverse, based on current information, we do not expect them to have a material adverse effect on our financial condition and results of operations.

Item 1A.	Risk Factors
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 filed with the Securities and Exchange Commission on May 30, 2012.

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

4.1	Amended and Restated Stockholders Agreement (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report for the period ended December 31, 2010 on Form 10-Q (File No. 001-34972))

4.2	Irrevocable Proxy and Tag-Along Agreement (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report for the period ended December 31, 2010 on Form 10-Q (File No. 001-34972))

4.3	Form of Stock Certificate (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.1
Management Agreement, among Booz Allen Hamilton Holding Corporation (formerly known as Explorer Holding Corporation), Booz Allen Hamilton Inc., and TC Group V US, LLC, dated as of July 31, 2008 (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.2
Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.3	Booz Allen Hamilton Holding Corporation Officers’ Rollover Stock Plan (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.4	Form of Booz Allen Hamilton Holding Corporation Rollover Stock Option Agreement (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.5
Form of Stock Option Agreement under the Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.6
Form of Stock Option Agreement under the Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.7	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

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

10.10	Booz Allen Hamilton Holding Corporation Annual Incentive Plan (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.11	Booz Allen Hamilton Holding Corporation Officers’ Retirement Plan (Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.12	Officer’s Comprehensive Medical and Dental Plans (Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.13	Retired Officer’s Comprehensive Medical and Dental Plans (Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.14	Excess ECAP Payment Program (Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.15	Group Variable Universal Life Insurance (Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.16	Group Personal Excess Liability Insurance (Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.17	Annual Performance Program (Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.18
Form of Booz Allen Hamilton Holding Corporation Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.19
Form of Stock Option Agreement under the Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report for the year ended March 31, 2011 on Form 10-K (File No. 001-34972))

10.20	Officer Transition Policy (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report for the year ended March 31, 2011 on Form 10-K (File No. 001-34972))

10.21
Form of Stock Option Agreement under the Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report for the period ended December 31, 2011 on Form 10-Q (File No. 001-34972))

10.22
Administrative Agreement, dated as of April 13, 2012, between Booz Allen Hamilton Inc. and the United States Department of the Air Force (Incorporated by reference to Exhibit 10.1 to the Company’s Periodic Report on Form 8-K filed on April 13, 2012 (File No. 001-34972))

10.23	Amendment No. 1 to the Amended and Restated Stockholders Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Periodic Report on Form 8-K filed on June 14, 2012 (File No. 001-34972))

10.24
Credit Agreement among Booz Allen Hamilton Inc., as the Borrower, the several lenders from time to time parties thereto, Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Lender, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Barclays Bank PLC, Citigroup Global Markets Inc., HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc. and Sumimoto Mitsui Banking Corporation, as Joint Bookrunners, Credit Suisse Securities (USA) LLC, as Syndication Agent, Barclays Bank PLC, Citigroup Global Markets Inc., HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc., Sumimoto Mitsui Banking Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents, dated as of July 31, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Periodic Report on Form 8-K filed on August 1, 2012 (File No. 001-34972))

10.25
Guarantee and Collateral Agreement, among Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Inc., and the Subsidiary Guarantors party thereto, in favor of Bank of America, N.A., as Collateral Agent, dated as of July 31, 2012 (Incorporated by reference to Exhibit 10.2 to the Company’s Periodic Report on Form 8-K filed on August 1, 2012 (File No. 001-34972))

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

101
The following materials from Booz Allen Hamilton Holding Corporation’s Quarterly Report on Form 10-Q for the three months ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended June 30, 2012 and 2011; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2012 and 2011; (iii) Condensed Consolidated Balance Sheets at June 30, 2012 and March 31, 2012; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2012 and 2011; and (v) Notes to Condensed Consolidated Financial Statements.**

___________________________________

*	Filed electronically herewith.

**	XBRL Interactive Data File will be filed by amendment to this Form 10-Q within 30 days of the filing date of this Form 10-Q, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Booz Allen Hamilton Holding Corporation
Registrant

Date: August 1, 2012	By:	/s/ Samuel R. Strickland
Samuel R. Strickland Executive Vice President Chief Financial Officer, Chief Administrative Officer and Director (Principal Financial and Accounting Officer)