Form 10-Q/A
period 2012-06-30
Booz Allen Hamilton Holding Corp
filed 2012-08-30
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q/A
(Amendment No. 1)
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

Large accelerated filer	¬	Accelerated filer	☒

Non-accelerated filer	¬ (Do not check if a smaller reporting company)	Smaller reporting company	¬
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of July 31, 2012
Class A Common Stock	130,290,759
Class B Non-Voting Common Stock	2,470,825
Class C Restricted Common Stock	1,527,020
Class E Special Voting Common Stock	10,140,067

Explanatory Note
The purpose of this Amendment No. 1 to Booz Allen Hamilton Holding Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 1, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).
No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.
Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.    Exhibits

Exhibit Number	Description

101
The following materials from Booz Allen Hamilton Holding Corporation’s Quarterly Report on Form 10-Q for the three months ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended June 30, 2012 and 2011; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2012 and 2011; (iii) Condensed Consolidated Balance Sheets at June 30, 2012 and March 31, 2012; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2012 and 2011; and (v) Notes to Condensed Consolidated Financial Statements.*

___________________________________

*	Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Booz Allen Hamilton Holding Corporation
Registrant

Date: August 30, 2012	By:	/s/ Samuel R. Strickland
Samuel R. Strickland Executive Vice President Chief Financial Officer, Chief Administrative Officer and Director (Principal Financial and Accounting Officer)