Form 10-Q
period 2012-09-30
Booz Allen Hamilton Holding Corp
filed 2012-10-31
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
 ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of October 29, 2012
Class A Common Stock	132,045,531
Class B Non-Voting Common Stock	2,350,854
Class C Restricted Common Stock	1,372,336
Class E Special Voting Common Stock	8,942,319

1

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	March 31, 2012
	(Unaudited)
	(Amounts in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$488,979	$484,368
Accounts receivable, net of allowance	839,647	1,077,315
Prepaid expenses and other current assets	114,036	95,980
Total current assets	1,442,662	1,657,663
Property and equipment, net of accumulated depreciation	174,640	191,079
Intangible assets, net of accumulated amortization	217,576	223,834
Goodwill	1,187,715	1,188,004
Other long-term assets	67,485	54,211
Total assets	$3,090,078	$3,314,791
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$46,500	$42,500
Accounts payable and other accrued expenses	449,199	443,951
Accrued compensation and benefits	396,407	357,872
Other current liabilities	76,948	70,123
Total current liabilities	969,054	914,446
Long-term debt, net of current portion	1,691,088	922,925
Other long-term liabilities	310,402	292,235
Total liabilities	2,970,544	2,129,606
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, Class A — $0.01 par value — authorized, 600,000,000 shares; issued, 132,209,076 shares at September 30, 2012 and 128,726,324 shares at March 31, 2012; outstanding, 131,819,755 shares at September 30, 2012 and 128,392,549 shares at March 31, 2012	1,322	1,287
Non-voting common stock, Class B — $0.01 par value — authorized, 16,000,000 shares; issued and outstanding, 2,401,854 shares at September 30, 2012 and 2,487,125 shares at March 31, 2012	24	25
Restricted common stock, Class C — $0.01 par value — authorized, 5,000,000 shares; issued and outstanding, 1,401,803 shares at September 30, 2012 and 1,533,020 shares at March 31, 2012	14	15
Special voting common stock, Class E — $0.003 par value — authorized, 25,000,000 shares; issued and outstanding, 8,942,319 shares at September 30, 2012 and 10,140,067 shares at March 31, 2012	27	30
Treasury stock, at cost — 389,321 shares at September 30, 2012 and 333,775 shares at March 31, 2012	(6,226)	(5,377)
Additional paid-in capital	94,135	898,541
Retained earnings	38,473	299,379
Accumulated other comprehensive loss	(8,235)	(8,715)
Total stockholders’ equity	119,534	1,185,185
Total liabilities and stockholders’ equity	$3,090,078	$3,314,791
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
	(Amounts in thousands, except per share data)		(Amounts in thousands, except per share data)
Revenue	$1,387,650	$1,429,044	$2,820,074	$2,875,880
Operating costs and expenses:
Cost of revenue	702,066	715,642	1,429,436	1,442,473
Billable expenses	353,444	380,911	731,904	773,101
General and administrative expenses	212,498	220,290	405,853	432,125
Depreciation and amortization	17,613	18,536	36,116	36,394
Total operating costs and expenses	1,285,621	1,335,379	2,603,309	2,684,093
Operating income	102,029	93,665	216,765	191,787
Interest expense	(17,811)	(12,194)	(29,057)	(24,488)
Other, net	(7,343)	4,051	(7,826)	3,609
Income before income taxes	76,875	85,522	179,882	170,908
Income tax expense	30,759	10,190	71,821	44,440
Net income	$46,116	$75,332	$108,061	$126,468
Earnings per common share (Note 3):
Basic	$0.29	$0.58	$0.75	$0.98
Diluted	$0.27	$0.53	$0.69	$0.90
Dividends declared per share	$6.59	$—	$8.18	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
	(Amounts in thousands)		(Amounts in thousands)
Net income	$46,116	$75,332	$108,061	$126,468
Change in postretirement plan costs, net of tax	381	108	480	215
Comprehensive income	$46,497	$75,440	$108,541	$126,683
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended September 30,
	2012	2011
	(Amounts in thousands)
Cash flows from operating activities
Net income	$108,061	$126,468
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of state and local transportation business	—	(4,082)
Transaction costs on sale of state and local transportation business	—	(5,432)
Depreciation and amortization	36,116	36,394
Amortization of debt issuance costs	2,672	2,400
Amortization of original issuance discount on debt	646	550
Loss on extinguishment	9,879	—
Excess tax benefits from the exercise of stock options	(16,305)	(15,960)
Stock-based compensation expense	14,367	18,448
Loss on disposition of property and equipment	956	10
Changes in assets and liabilities:
Accounts receivable, net	237,668	71,045
Prepaid expenses and other current assets	(2,066)	(6,674)
Other long-term assets	5,549	11,847
Accrued compensation and benefits	(21,616)	(49,198)
Accounts payable and other accrued expenses	1,144	21,135
Accrued interest	4,075	4,694
Other current liabilities	6,488	(6,412)
Other long-term liabilities	2,114	(28,116)
Net cash provided by operating activities	389,748	177,117
Cash flows from investing activities
Purchases of property and equipment	(14,375)	(43,640)
Proceeds from sale of state and local transportation business	—	23,332
Net cash used in investing activities	(14,375)	(20,308)
Cash flows from financing activities
Net proceeds from issuance of common stock	3,359	4,695
Cash dividends paid	(1,097,773)	—
Dividend equivalents to option holders	(37,731)	—
Repayment of debt	(970,000)	(15,000)
Net proceeds from debt	1,710,143	—
Excess tax benefits from the exercise of stock options	16,305	15,960
Stock option exercises	5,784	6,502
Repurchases of common stock	(849)	(5,377)
Net cash (used in) / provided by financing activities	(370,762)	6,780
Net increase (decrease) in cash and cash equivalents	4,611	163,589
Cash and cash equivalents––beginning of period	484,368	192,631
Cash and cash equivalents––end of period	$488,979	$356,220
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$17,622	$17,085
Income taxes	$65,732	$50,072
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data or unless otherwise noted)
September 30, 2012
1. BUSINESS OVERVIEW
Organization
Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or Holding or the Company, is an affiliate of The Carlyle Group, or Carlyle, and was incorporated in Delaware in May 2008. The Company provides management and technology consulting services primarily to the U.S. government and its agencies in the defense, intelligence, and civil markets. The Company offers clients functional knowledge spanning strategy and organization, analytics, technology, and operations, which it combines with specialized expertise in clients’ mission and domain areas to help solve critical problems. The Company reports operating results and financial data in one operating segment. The Company is headquartered in McLean, Virginia, with approximately 24,000 employees as of September 30, 2012.
2. BASIS OF PRESENTATION
The Company prepared the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, or Quarterly Report, in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company followed the accounting policies used and disclosed in the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2012 filed with the Securities and Exchange Commission on May 30, 2012, or Annual Report. The Company’s fiscal year ends on March 31 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31.
The interim financial information in this Quarterly Report reflects all adjustments, consisting of normal recurring adjustments except as otherwise disclosed, necessary for a fair presentation of the Company’s results of operations for the interim periods. The results of operations for the six months ended September 30, 2012 are not necessarily indicative of results to be expected for the full fiscal year.
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
Recent Accounting Pronouncements
Recent accounting pronouncements issued by the FASB during the three months ended September 30, 2012 and through the filing date did not or are not believed by management to have a material impact on the Company's present or historical condensed consolidated financial statements.

3. EARNINGS PER SHARE
The Company computes basic and diluted earnings per share amounts based on net income for the periods presented. The Company uses the weighted average number of common shares outstanding during the period to calculate basic earnings per share, or EPS. Diluted EPS adjusts the weighted average number of shares outstanding to include the dilutive effect of outstanding common stock options and other stock-based awards.
The Company currently has outstanding shares of Class A Common Stock, Class B Non-Voting Common Stock, Class C Restricted Common Stock, and Class E Special Voting Common Stock. Class E Special Voting Common Stock shares are not included in the calculation of EPS as these shares represent voting rights only and are not entitled to participate in dividends or other distributions. Unvested Class A Restricted Common Stock and unvested Class C Restricted Common Stock holders are entitled to participate in dividends or other distributions. These unvested shares participated in the Company's dividends declared and paid in the first and second quarters of fiscal 2013, and as such, EPS is calculated using the two-class method, whereby earnings are reduced by the dividends declared and paid to the restricted shareholders. No such dividends were paid in the first and second quarters of fiscal 2012, as such EPS is calculated using the treasury stock method. A reconciliation of the income used to compute basic and diluted EPS for the periods presented are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Earnings for basic computations (a)	$38,511	$75,332	$99,205	$126,468
Weighted-average Class A Common Stock outstanding	129,686,292	125,883,669	128,809,548	124,432,403
Weighted-average Class B Non-Voting Common Stock outstanding	2,431,003	2,833,324	2,452,728	2,929,808
Weighted-average Class C Restricted Common Stock outstanding	1,319,600	1,739,986	1,358,210	1,863,790
Total weighted-average common shares outstanding for basic computations	133,436,895	130,456,979	132,620,486	129,226,001
Earnings for diluted computations (a)	$38,511	$75,332	$99,205	$126,468
Dilutive stock options and restricted stock	10,812,267	10,802,985	11,027,991	11,374,985
Average number of common shares outstanding for diluted computations	144,249,162	141,259,964	143,648,477	140,600,986
Earnings per common share
Basic	$0.29	$0.58	$0.75	$0.98
Diluted	$0.27	$0.53	$0.69	$0.90
(a) During the three and six months ended September 30, 2012 approximately 1.2 million participating securities were paid dividends totaling $7.6 million and $8.9 million, respectively, that comprises the difference from net income presented on the condensed consolidated statements of operations.
In the EPS calculation for the three and six months ended September 30, 2012, 219,000 and 13,000 options, respectively, were not included in the EPS calculation as their impact was anti-dilutive. For the three and six months ended September 30, 2011, 2.2 million options were not included in the EPS calculation as their impact was anti-dilutive.

4. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consisted of the following:

	September 30, 2012	March 31, 2012
Current
Accounts receivable–billed	$331,169	$436,314
Accounts receivable–unbilled	509,240	641,800
Allowance for doubtful accounts	(762)	(799)
Accounts receivable, net	839,647	1,077,315
Long-term
Unbilled receivables related to retainage and holdbacks	19,527	24,163
Total accounts receivable, net	$859,174	$1,101,478
The Company recognized a provision for doubtful accounts of $150,000 and $2.3 million for the three months ended September 30, 2012 and 2011, respectively, and $890,000 and $2.9 million for the six months ended September 30, 2012 and 2011, respectively. Long-term unbilled receivables related to retainage, holdbacks, and long-term rate settlements to be billed at contract closeout are included in other long-term assets as accounts receivable in the accompanying condensed consolidated balance sheets.

5. ACCRUED COMPENSATION AND BENEFITS
Accrued compensation and benefits consisted of the following:

	September 30, 2012	March 31, 2012
Bonus	$41,092	$83,464
Retirement	134,256	86,723
Vacation	134,727	143,154
Stock-based compensation liability (Note 10)	59,388	8,936
Other	26,944	35,595
Total accrued compensation and benefits	$396,407	$357,872
Total accrued compensation and benefits includes a restructuring liability of $3.7 million at September 30, 2012 and $11.1 million at March 31, 2012, respectively.
6. DEBT
Debt consisted of the following:

	September 30, 2012		March 31, 2012
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Tranche A Loans	2.97%	$724,165	2.49%	$472,870
Tranche B Loans	4.50%	1,013,423	3.75%	492,555
Total		1,737,588		965,425
Less: Current portion of long-term debt		(46,500)		(42,500)
Long-term debt, net of current portion		$1,691,088		$922,925
On July 31, 2012, the Company consummated a recapitalization transaction, or Recapitalization Transaction, which included the refinancing and termination of the Company's existing senior secured credit agreement with the proceeds of the borrowings under the Company's new senior secured credit agreement, or Credit Agreement. The Credit Agreement provided the Company with a $725.0 million Term Loan A tranche and a $1,025.0 million Term Loan B tranche, and a $500.0 million revolving credit facility, with a sublimit for letters of credit of $100.0 million. The outstanding obligations under the Credit Agreement are secured by a security interest in substantially all of the assets of the Company, subject to certain exceptions set forth in the Credit Agreement and related documentation.
In connection with the Recapitalization Transaction, the Company accelerated the amortization of ratable portions of the Debt Issuance Costs, or DIC, and Original Issuance Discount, or OID, associated with the prior senior secured term loan facilities and portions of the DIC and OID of the Credit Agreement that do not qualify for deferral of $7.2 million. These amounts are reflected in other expense, net in the three months ended September 30, 2012. Furthermore, the Company expensed third party debt issuance costs of $2.7 million that did not qualify for deferral, which are reflected in general and administrative costs in the three months ended September 30, 2012.
The Credit Agreement requires quarterly principal payments of 1.25% of the stated principal amount of Tranche A Loans, with annual incremental increases to 1.875%, 2.50%, 3.125%, and 13.0%, prior to the Tranche A Loans' maturity date of December 31, 2017, and 0.25% of the stated principal amount of Tranche B Loans, with the remaining balance payable on the Tranche B Loans' maturity date of July 31, 2019. The revolving credit facility matures on December 31, 2017, at which time any outstanding principal balance is due in full. As of September 30, 2012 and March 31, 2012, there were no amounts outstanding on the revolving credit facility.

The interest rate on borrowings under Tranche A is LIBOR plus 2.75%, and will range from 2.00% to 2.75% based on the Company's total leverage ratio. The interest rate on borrowings under Tranche B is LIBOR plus 3.5% with a 1% floor. The revolving credit facility margin and commitment fee are subject to the leveraged based pricing grid, as set forth in the Credit Agreement.

Prior to the Recapitalization Transaction, the Company maintained a senior secured credit agreement, as amended, with a syndicate of lenders. The senior secured credit agreement, as amended, provided for $1.0 billion in term loans ($500.0 million of Tranche A Loans and $500.0 million of Tranche B Loans) and a $275.0 million revolving credit facility. The loans under the senior secured credit agreement, as amended, were secured by substantially all of the Company’s assets.
The total outstanding debt balance is recorded in the accompanying condensed consolidated balance sheets, net of unamortized discount of $12.4 million and $4.6 million as of September 30, 2012 and March 31, 2012, respectively.
Both the Credit Agreement and the senior secured credit agreement, as amended, require the maintenance of certain financial and non-financial covenants. The loans under the Credit Agreement are secured by substantially all of our assets and none of such assets will be available to satisfy the claims of our general creditors. The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following, in each case subject to certain exceptions: a maximum net total leverage ratio; a minimum net interest coverage ratio; limitations on indebtedness and liens; mergers, consolidations or amalgamations, or liquidations, wind-ups or dissolutions; dispositions of property; restricted payments; investments; transactions with affiliates; sale and lease back transactions; change in fiscal periods; negative pledges; restrictive agreements; limitations on line of business; limitations on speculative hedging and limitations on changes of names and jurisdictions. In addition, we are required to meet certain financial covenants at each quarter end, namely Consolidated Net Total Leverage and Consolidated Net Interest Coverage Ratios. As of September 30, 2012 and March 31, 2012, the Company was in compliance with all of its covenants.
7. INCOME TAXES
The Company’s effective income tax rate was 40.0% and 11.9% for the three months ended September 30, 2012 and 2011, respectively, and 39.9% and 26.0% for the six months ended September 30, 2012 and 2011, respectively. The three and six month effective tax rates of 40.0% and 39.9%, respectively, differ from the statutory rate of 35.0% due to state and foreign taxes and the effect of permanent rate differences, which primarily relate to meals and entertainment.
The Company is also subject to taxes imposed by various taxing authorities including state and foreign jurisdictions. Tax years related to state and foreign jurisdictions that remain open and subject to examination are not considered to be material, or will be indemnified under the merger agreement as described in the Company's Annual Report.

8. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company sponsors the Employees’ Capital Accumulation Plan, or ECAP, which is a qualified defined contribution plan that covers eligible U.S. and international employees. ECAP provides for distributions, subject to certain vesting provisions, to participants by reason of retirement, death, disability, or termination of employment. Total expense recognized under ECAP for the three months ended September 30, 2012 and 2011 was $59.3 million and $55.5 million, respectively, and $118.8 million and $114.7 million for the six months ended September 30, 2012 and 2011, respectively. The Company-paid contributions for the three months ended September 30, 2012 and 2011 were $30.0 million and $28.3 million, respectively, and $71.3 million and $70.0 million for the six months ended September 30, 2012 and 2011, respectively.
Defined Benefit Plan and Other Postretirement Benefit Plans
The Company maintains and administers a postretirement medical plan and a defined benefit retirement plan for current, retired, and resigned officers.
The components of net postretirement medical expense for the Officer Medical Plan were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Service cost	$973	$1,000	$1,946	$1,956
Interest cost	787	724	1,573	1,493
Total postretirement medical expense	$1,760	$1,724	$3,519	$3,449
As of September 30, 2012 and March 31, 2012, the unfunded status of the Officer Medical Plan was $66.6 million and $63.6 million, respectively, which is included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

Total expense for the Company’s Retired Officers’ Bonus Plan was $186,000 and $217,000 for the three months ended September 30, 2012 and 2011, respectively, and $371,000 and $434,000 for the six months ended September 30, 2012 and 2011, respectively. The Retired Officers’ Bonus Plan is an unfunded plan and contributions are made as benefits are paid. As of September 30, 2012 and March 31, 2012, the accumulated liability of $4.8 million and $4.6 million, respectively, is included in other long-term liabilities in the accompanying condensed consolidated balance sheets is unfunded.

9. STOCKHOLDERS’ EQUITY
Common Stock
The common stock shares activity consisted of the following:

	Class A Common Stock	Class B Non-Voting Common Stock	Class C Restricted Common Stock	Class E Special Voting Common Stock	Treasury Stock
Balance at March 31, 2011	122,784,835	3,053,130	2,028,270	12,348,860	—
Issuance of common stock	1,080,245	—	—	—	—
Stock options exercised	3,799,989	—	—	(2,208,793)	—
Share exchange	1,061,255	(566,005)	(495,250)	—	—
Repurchase of common stock (1)	—	—	—	—	333,775
Balance at March 31, 2012	128,726,324	2,487,125	1,533,020	10,140,067	333,775
Issuance of common stock	950,268	—	—	—	—
Stock options exercised	2,315,996	—	—	(1,197,748)	—
Share exchange	216,488	(85,271)	(131,217)	—	—
Repurchase of common stock (2)	—	—	—	—	55,546
Balance at September 30, 2012	132,209,076	2,401,854	1,401,803	8,942,319	389,321

(1)
Reflects shares repurchased during the three months ended September 30, 2011 associated with the share surrender program that was limited to Rollover Options (defined below) that were required to be exercised between June 30, 2011 and September 15, 2011.

(2)	Reflects shares repurchased on July 2, 2012 to cover for the withholding taxes on restricted stock awards that vested on June 30, 2012.
In connection with the Company’s initial public offering in November 2010, the Company established a tax qualified Employee Stock Purchase Plan, or ESPP, which is designed to enable eligible employees to periodically purchase shares of the Company’s Class A Common Stock up to an aggregate of 10,000,000 shares at a five percent discount from the fair market value of the Company’s common stock. The ESPP provides for quarterly offering periods, the first of which commenced on April 1, 2011. For the quarterly offering period that closed on September 30, 2012, 122,004 Class A Common Stock shares were purchased by employees under the ESPP. As of the program's inception, 786,805 shares have been purchased by employees.
On July 30, 2012 our Board of Directors authorized and declared a special cash dividend of $6.50 per share and a regular quarterly cash dividend in the amount of $0.09 per share. Both the special dividend and quarterly dividends were paid on August 31, 2012. The dividends were accounted for on July 31, 2012, the declaration date, by reducing retained earnings to zero with the remainder being recorded as a reduction to additional paid-in capital. The total payout of the dividend has been presented as a financing activity within the Condensed Consolidated Statement of Cash Flows. Additionally, the Company paid $9.0 million to holders of Rollover Options (described below in Note 10) and $28.7 million to holders of Amended and Restated Equity Incentive Plan, or EIP, Options (described below in Note 10.) The $37.7 million is presented as a financing activity within the Condensed Consolidated Statement of Cash Flows.

10. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense recognized in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Cost of revenue	$2,168	2,213	$4,095	$5,269
General and administrative expenses	5,437	5,558	10,272	13,179
Total	$7,605	$7,771	$14,367	$18,448
As of September 30, 2012, there was $30.3 million of total unrecognized compensation cost related to unvested stock-based compensation agreements. The unrecognized compensation cost as of September 30, 2012 is expected to be amortized over 4.75 years.
Officers’ Rollover Stock Plan
For the three and six months ended September 30, 2012, 0 and 136,200 shares of Class C Restricted Common Stock, or Class C Restricted Stock, vested. Total compensation expense recorded in conjunction with all Class C Restricted Stock for the three months ended September 30, 2012 and 2011 was $59,000 and $148,000, respectively, and $192,000 and $740,000 for the six months ended September 30, 2012 and 2011, respectively. Future compensation cost related to non-vested Class C Restricted Stock not yet recognized in the condensed consolidated statements of operations was $178,000, and is expected to be fully recognized by June 30, 2013.

A portion of the old stock rights held by Booz Allen Hamilton Inc.’s U.S. government consulting partners issued under the stock rights plan that existed for Booz Allen Hamilton Inc.’s officers prior to the merger transaction, as described in the Company’s Annual Report, were exchanged for new options, or Rollover Options. As of September 30, 2012, there were 8,239,293 Rollover Options outstanding, of which 1,879,375 were unvested. Total compensation expense recorded in conjunction with all Rollover Options for the three months ended September 30, 2012 and 2011 was $578,000 and $2.0 million, respectively, and $1.8 million and $7.1 million for the six months ended September 30, 2012 and 2011, respectively. Future compensation cost related to non-vested Rollover Options not yet recognized in the condensed consolidated statements of operations was $1.7 million, and is expected to be fully recognized by June 30, 2013.
Equity Incentive Plan
On August 2, 2012, 20,000 options were granted under the EIP. The estimated fair value of our Class A Common Stock on August 2, 2012 at the time of the option grant, was $17.32.
As of September 30, 2012, there were 10,860,741 EIP options outstanding, of which 5,486,402 were unvested. Total compensation expense recorded in conjunction with EIP options for the three months ended September 30, 2012 and 2011 was $2.2 million and $3.1 million, respectively, and $6.4 million and $8.0 million for the six months ended September 30, 2012 and 2011, respectively. Future compensation cost related to non-vested EIP options not yet recognized in the condensed consolidated statements of operations was $15.5 million, and is expected to be recognized over 4.75 years.
Grants of Class A Restricted Common Stock
On June 29, 2012, the Board of Directors granted 674,456 shares of Class A Restricted Stock in conjunction with the Annual Incentive Plan adopted on October 1, 2010. The amount of the annual incentive payment was determined based on performance targets established by the Compensation Committee and a portion of the bonus was paid in the form of Class A Restricted Stock. Equity awards will vest based on the passage of time, subject to the officer’s continued employment by the Company. The portion to be paid in the form of equity will be recognized in the accompanying consolidated statements of operations based on grant date fair value over the vesting period of three years and the aggregate value was estimated at $10.3 million based on the stock price of $15.28 on the grant date. On August 2, 2012, the Board of Directors granted 24,251 shares of Class A Restricted Stock to certain members of the Board of Directors.
Total compensation expense recorded in conjunction with Class A Restricted Stock for the three and six months ended September 30, 2012 was $2.5 million and $3.8 million, respectively. Future compensation cost related to this award not yet recognized in the condensed consolidated statements of operations was $11.3 million and is expected to be recognized over

2.75 years.
Dividends
On May 29, 2012, our Board of Directors authorized and declared a regular quarterly cash dividend in the amount of $0.09 per share. In addition, the Board of Directors declared a special cash dividend of $1.50 per share. Both the quarterly and special dividend were paid on June 29, 2012 to stockholders of record on June 11, 2012. The Compensation Committee, as the Administrator of the Officers' Rollover Stock Plan and the EIP, made a required adjustment to the outstanding options under each plan by granting holders of the Rollover Options a cash payment equal to the amount of the special dividend on the options' mandatory exercise date and by granting the holders of EIP options a dividend equivalent equal to the special dividend and payable on June 29, 2012 or the vesting of the EIP option, whichever is later.
On July 30, 2012, our Board of Directors authorized and declared a special cash dividend of $6.50 per share and a regular quarterly cash dividend in the amount of $0.09 per share. The dividends were paid on August 31, 2012 to stockholders of record on August 13, 2012 for the special cash dividend and August 14, 2012 for the regular quarterly cash dividend. The Board of Directors, as the Administrator of the Officers' Rollover Stock Plan and the EIP, made a determination to adjust the outstanding options under each plan.
Holders of the Rollover Options received a cash payment equal to the amount of the special dividend on the options' mandatory exercise date. On August 31, 2012, Rollover options holders received a dividend equivalent payment of $9.0 million related to the special dividend. Holders of EIP options with a pre-dividend exercise price less than $11.00 per share received a dividend equivalent equal to the amount of the special dividend payable on August 31, 2012 or the vesting of the EIP option, whichever is later. On August 31, 2012, vested outstanding EIP options received a dividend equivalent payment of $28.7 million related to the August 2012 special dividend. All other EIP options were adjusted, based on authorization from the Board of Directors, by reducing the exercise price by $6.36 which is equal to the difference between the pre-dividend closing fair market value of our Class A Common Stock and the post-dividend opening fair market value of our Class A Common Stock as noted on the New York Stock Exchange. Payment of the dividend equivalents and adjustments to option exercise prices were accounted for as modifications resulting in incremental benefit to the option holders resulting in additional compensation expense of $3.8 million. Total compensation expense recorded in conjunction with the payment of the dividend equivalent to holders of unvested EIP options for the six months ended September 30, 2012 was $2.2 million. Future compensation cost related to payment of the dividend equivalents to holders of EIP options not yet recognized in the statement of operations is $1.6 million and is expected to be recognized over 4.75 years.
As of September 30, 2012 and March 31, 2012, the Company calculated a total recorded and unrecorded stock-based compensation liability of $119.3 million and $38.3 million, respectively, related to the special dividends paid in December 2009, June 2012, and August 2012, as follows:

	September 30, 2012			March 31, 2012
	EIP Options	Rollover Options	Total	EIP Options	Rollover Options	Total
Current portion of liability[1]	$13,311	$46,073	$59,384	$—	$8,939	$8,939
Long-term portion of liability[2]	—	45,223	45,223	—	27,724	27,724
	$13,311	$91,296	$104,607	$—	$36,663	$36,663
1 Included in accrued compensation and benefits (Note 5).
2 Included in other long-term liabilities.

As of September 30, 2012, $8.1 million related to Rollover Options and $6.6 million related to EIP Options will be recorded as liabilities as the related compensation expense is recognized over the next three quarters for Rollover Options and 4.75 years for EIP Options. As of March 31, 2012, there was a similar unrecognized liability of $1.6 million related to Rollover Options .

11. FINANCIAL INSTRUMENTS
The fair value of the Company's cash and cash equivalents, trade accounts receivable, and accounts payable approximates its carrying value at September 30, 2012 and March 31, 2012 because of the short-term nature of these amounts. The fair value of the Company's debt instruments approximates its carrying value at September 30, 2012 and March 31, 2012.

The fair value of debt is determined based on interest rates available for debt with terms and maturities similar to the Company's existing debt arrangements.

12. RELATED-PARTY TRANSACTIONS
The Company is an affiliate of Carlyle, and from time to time, and in the ordinary course of business: (1) other Carlyle portfolio companies engage the Company as a subcontractor or service provider, and (2) the Company engages other Carlyle portfolio companies as subcontractors or service providers. Revenue and cost associated with these related parties for the three months ended September 30, 2012 were $195,000 and $185,000, respectively, and $345,000 and $329,000 for the six months ended September 30, 2012, respectively. Revenue and cost associated with these related parties for the three months ended September 30, 2011 were $343,000 and $305,000, respectively, and $946,000 and $852,000 for the six months ended September 30, 2011, respectively.
On July 31, 2008, the Company entered into a management agreement, or Management Agreement, with TC Group V US, L.L.C., or TC Group, a company affiliated with Carlyle. In accordance with the Management Agreement, TC Group provides the Company with advisory, consulting, and other services and the Company pays TC Group an aggregate annual fee of $1.0 million, plus expenses. For the three months ended September 30, 2012 and 2011, the Company incurred $250,000 in advisory fees. For the six months ended September 30, 2012 and 2011, the Company incurred $500,000 in advisory fees.
13. COMMITMENTS AND CONTINGENCIES
Leases
As a result of the July 2008 merger transaction, as described in the Company’s Annual Report, the Company assigned a total of nine leases to Booz & Co. The facilities are located in New York, New York; Troy, Michigan; Florham Park, New Jersey; Parsippany, New Jersey; Houston, Texas; Chicago, Illinois; Cleveland, Ohio; Dallas, Texas; and London, England. Except for the Houston, Cleveland and Dallas leases, which expired, the Company remains liable under the terms of the original leases should Booz & Co. default on its obligations. There were no events of default under these leases as of September 30, 2012 and March 31, 2012. The maximum potential amount of undiscounted future payments is $30.4 million, and the leases expire at different dates between February 2013 and March 2017. Based on the Company’s assessment of the likelihood of future payment, no amounts have been recorded related to the Company’s contingent liability on such leases.
Government Contracting Matters
For the three and six months ended September 30, 2012, approximately 99% of the Company’s revenue was generated from contracts with U.S. government agencies or other U.S. government contractors, and approximately 98% for the three and six months ended September 30, 2011. Contracts with the U.S. government are subject to extensive legal and regulatory requirements and, from time to time and in the ordinary course of business, agencies of the U.S. government investigate whether the Company’s operations are conducted in accordance with these requirements and the terms of the relevant contracts by using investigative techniques as subpoenas or civil investigative demands. U.S. government investigations of the Company, whether related to the Company’s U.S. government contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayments, fines, or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting. Management believes it has adequately reserved for any losses that may be experienced from any investigation of which it is aware. The Defense Contract Management Agency Administrative Contracting Officer has negotiated annual final indirect cost rates through fiscal year 2006. Audits of subsequent years may result in cost reductions and/or penalties. Management believes it has adequately reserved for any losses that may be experienced from any such reductions and/or penalties. As of September 30, 2012 and March 31, 2012, the Company has recorded a liability of approximately $143.7 million and $127.2 million, respectively, for its current best estimate of amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs incurred subsequent to fiscal year 2006.
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
Six former officers and stockholders who had departed the firm prior to the acquisition, as described in the Company’s

Annual Report, have filed a total of nine suits in various jurisdictions, with original filing dates ranging from July 3, 2008 through December 15, 2009 (three of which were amended on July 2, 2010 and then further amended into one consolidated complaint on September 7, 2010) against the Company and certain of the Company’s current and former directors and officers. Each of the suits arises out of the acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the acquisition. Some of the suits also allege that the acquisition price paid to stockholders was insufficient. The various suits assert claims for breach of contract, tortious interference with contract, breach of fiduciary duty, civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations, violations of the Employee Retirement Income Security Act, and/or securities and common law fraud. Two of these suits have been dismissed with all appeals exhausted. Five of the remaining suits are pending in the United States District Court for the Southern District of New York, the sixth is pending in New York state court and the seventh is pending in the United States District Court for the Southern District of California. As of September 30, 2012 and March 31, 2012, the aggregate alleged damages sought in the seven remaining suits was approximately $348.7 million ($291.5 million of which is sought to be trebled pursuant to RICO) plus punitive damages, costs, and fees. Although the outcome of any of these cases is inherently uncertain and may be materially adverse, based on current information, we do not expect them to have a material adverse effect on our financial condition and results of operations.
14. SUBSEQUENT EVENTS

On October 16, 2012, the Company announced that it had entered into a definitive agreement to acquire the Defense Systems Engineering and Support, or DSES, division of ARINC Incorporated. The Company expects to complete the acquisition of 100% of the membership interests of the entity that owns DSES in the third quarter of fiscal 2013.
Pursuant to the terms of the definitive agreement, the Company will pay approximately $154 million in cash to ARINC Incorporated. The acquisition of DSES will be accounted for under the purchase method of accounting which requires the total purchase consideration to be allocated to the assets acquired and liabilities assumed based on estimates of fair value. The excess of the purchase consideration over the amounts assigned to tangible and intangible assets acquired and liabilities assumed will be recognized as goodwill. Of the total transaction costs of $3.5 million to $4.0 million expected to be incurred during fiscal 2013, $2.6 million has been accrued and recognized as a component of general and administrative expenses as of September 30, 2012.
On October 29, 2012, our Board of Directors authorized and declared a regular quarterly cash dividend in the amount of $0.09 per share. The quarterly dividend is payable on November 30, 2012 to shareholders of record on November 13, 2012.

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
Overview
We are a leading provider of management and technology consulting services to the U.S. government in the defense, intelligence, and civil markets. Additionally, we provide management and technology consulting services to major corporations, institutions, and not for profit organizations. As the needs of our clients have grown more complex, we have developed deep expertise in technology, engineering, and analytics. Leveraging our 98-year consulting heritage and a talent base of approximately 24,000 people, we deploy our deep domain knowledge, functional expertise, and experience to help our clients achieve their objectives. We serve substantially all of the cabinet-level departments of the U.S. government. Our major clients include the Department of Defense, all branches of the U.S. military, the U.S. Intelligence Community, and civil agencies such as the Department of Homeland Security, the Department of Energy, the Department of Health and Human Services, the Department of the Treasury, and the Environmental Protection Agency. We support these clients in addressing complex and pressing challenges such as combating global terrorism, improving cyber capabilities, transforming the healthcare system, improving efficiency and managing change within the government, and protecting the environment.
We have a collaborative culture, supported by our operating model, which helps our professionals identify and respond to emerging trends across the markets we serve and deliver enduring results for our clients.
Financial and Other Highlights
Revenue decreased 2.9% from the three months ended September 30, 2011 to the three months ended September 30, 2012 and decreased 1.9% from the six months ended September 30, 2011 to the six months ended September 30, 2012, primarily due to a reduction in billable expenses and a lower rate of indirect costs to direct labor. Reductions in billable expenses and indirect costs have a direct correlation to the amount of revenue recognized on cost reimbursable contracts. The lower rate of indirect expenses is primarily attributable to the cost reduction actions the Company implemented in late fiscal 2012. The negative impact on revenue attributable to these two factors was partially offset by continued modest growth in direct consulting staff labor sold. Direct consulting staff labor represents our consulting staff’s labor under contracts for which we act as a prime contractor or subcontractor. Substantially all of our revenue and backlog is derived from services and solutions provided to client organizations across the U.S. government, primarily by our consulting staff and, to a lesser extent, our subcontractors. The mix of revenue generated by consulting staff and subcontractors affects our operating margin, substantially all of which is derived from direct consulting staff labor, as the portion of our revenue derived from fees we earn on services provided by our subcontractors is not significant.
Operating income grew 8.9% to $102.0 million in the three months ended September 30, 2012 from $93.7 million in the three months ended September 30, 2011, which reflects a 80 basis point increase in operating margin to 7.4% from 6.6% in the comparable periods. Operating income grew 13.0% to $216.8 million in the six months ended September 30, 2012 from $191.8 million in the six months ended September 30, 2011, which reflects a 100 basis point increase in operating margin to 7.7% from 6.7% in the comparable period. The improvement in operating margin was due to increased contract profitability due to disciplined cost management of indirect spending, as well as decreases in stock-based compensation costs and lower amortization of our intangible assets. The factors contributing to the increased operating margin were partially offset by increases in depreciation expense due to facility expansion in previous years, causing a higher increase in depreciation for fiscal 2013.
Cash provided by operations increased $212.6 million to $389.7 million from $177.1 million. The increase in cash provided by operations was a result of overall profitability of our contracts, our ability to invoice and collect from clients in a more timely manner, and our effective management of vendor payments. We experienced a higher than normal cash collection during the U.S. government's fiscal 2012 year end as U.S. government agencies were more aggressive in completing payment actions before the end of its fiscal year. This behavior was in part due to the U.S. Government's Office of Management and Budget's July 2012 temporary requirement to pay Department of Defense prime contractors within 15 days, which allows small business contractors and subcontractors to receive payments earlier. As a result, we experienced earlier receipt of monies than in the comparable prior year period.

Non-GAAP Measures
We publicly disclose certain non-GAAP financial measurements, including Adjusted Operating Income, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted Earnings Per Share, or EPS, because management uses these measures for business planning purposes, including to manage our business against internal projected results of operations and measure our performance. We view Adjusted Operating Income, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted EPS as measures of our core operating business, which exclude the impact of the items detailed below, as these items are generally not operational in nature. These non-GAAP measures also provide another basis for comparing period to period results by excluding potential differences caused by non-operational and unusual or non-recurring items. We also utilize and discuss Free Cash Flow, because management uses this measure for business planning purposes, measuring the cash generating ability of the operating business, and measuring liquidity generally. We present these supplemental measures because we believe that these measures provide investors with important supplemental information with which to evaluate our performance, long term earnings potential, or liquidity, as applicable, and to enable them to assess our performance on the same basis as management. These supplemental performance measurements may vary from and may not be comparable to similarly titled measures by other companies in our industry. Adjusted Operating Income, Adjusted EBITDA, Adjusted Net Income, Adjusted Diluted EPS, and Free Cash Flow are not recognized measurements under accounting principles generally accepted in the United States, or GAAP, and when analyzing our performance or liquidity, as applicable, investors should (i) evaluate each adjustment in our reconciliation of operating and net income to Adjusted Operating Income, Adjusted EBITDA and Adjusted Net Income, and net cash provided by operating activities to Free Cash Flows, and the explanatory footnotes regarding those adjustments, each as defined under GAAP, (ii) use Adjusted Operating Income, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted EPS in addition to, and not as an alternative to, operating income, net income or diluted EPS, as a measure of operating results, and (iii) use Free Cash Flows in addition to, and not as an alternative to, net cash provided by operating activities as a measure of liquidity, each as defined under GAAP. We have defined the aforementioned non-GAAP measures as follows:

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

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands, except share and per share data)	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Adjusted Operating Income
Operating Income	$102,029	$93,665	$216,765	$191,787
Certain stock-based compensation expense (a)	1,465	2,274	3,858	9,171
Amortization of intangible assets (b)	3,126	4,091	6,259	8,182
Transaction expenses (c)	2,725	—	2,725	—
Adjusted Operating Income	$109,345	$100,030	$229,607	$209,140
EBITDA & Adjusted EBITDA
Net income	$46,116	$75,332	$108,061	$126,468
Income tax expense	30,759	10,190	71,821	44,440
Interest and other, net	25,154	8,143	36,883	20,879
Depreciation and amortization	17,613	18,536	36,116	36,394
EBITDA	119,642	112,201	252,881	228,181
Certain stock-based compensation expense (a)	1,465	2,274	3,858	9,171
Transaction expenses (c)	2,725	—	2,725	—
Adjusted EBITDA	$123,832	$114,475	$259,464	$237,352
Adjusted Net Income
Net income	$46,116	$75,332	$108,061	$126,468
Certain stock-based compensation expense (a)	1,465	2,274	3,858	9,171
Transaction expenses (c)	2,725	—	2,725	—
Amortization of intangible assets (b)	3,126	4,091	6,259	8,182
Amortization or write-off of debt issuance costs and write-off of original issue discount	8,628	1,206	9,826	2,400
Net gain on sale of state and local transportation business (d)	—	(5,681)	—	(5,681)
Release of income tax reserves (e)	—	(23,584)	—	(24,048)
Adjustments for tax effect (f)	(6,378)	(3,028)	(9,068)	(7,901)
Adjusted Net Income	$55,682	$50,610	$121,661	$108,591
Adjusted Diluted Earnings Per Share
Weighted-average number of diluted shares outstanding	144,249,162	141,259,964	143,648,477	140,600,986
Adjusted Net Income Per Diluted Share (g)	$0.39	$0.36	$0.85	$0.77
Free Cash Flow
Net cash provided by operating activities	$315,705	$123,273	$389,748	$177,117
Less: Purchases of property and equipment	(10,406)	(26,039)	(14,375)	(43,640)
Free Cash Flow	$305,299	$97,234	$375,373	$133,477
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

(b)	Reflects amortization of intangible assets resulting from the Acquisition.

(c)	Reflects debt refinancing costs incurred in connection with the Recapitalization Transaction consummated on July 31, 2012.

(d)	Three and six months ended September 30, 2011 reflects the gain on sale of our state and local transportation business, net of the associated tax benefit of $1.6 million.

(e)	Reflects the release of income tax reserves.

(f)	Reflects tax effect of adjustments at an assumed marginal tax rate of 40%.

(g)
Excludes an adjustment of approximately $7.6 million and $8.9 million of net earnings for the three and six months ended September 30, 2012, respectively, associated with the application of the two-class method for computing diluted earnings per share.

Recent Developments
The following recent developments occurred after September 30, 2012, which may cause our future results of operations to differ from our historical results of operations discussed under “— Results of Operations.”
On October 16, 2012, the Company announced that it had entered into a definitive agreement to acquire the Defense Systems Engineering and Support, or DSES, division of ARINC Incorporated. The Company expects to complete the acquisition of 100% of the membership interests of the entity that owns DSES in the third quarter of fiscal 2013.
Pursuant to the terms of the definitive agreement, the Company will pay approximately $154 million in cash to ARINC Incorporated. The acquisition of DSES will be accounted for under the purchase method of accounting which requires the total purchase consideration to be allocated to the assets acquired and liabilities assumed based on estimates of fair value. The excess of the purchase consideration over the amounts assigned to tangible and intangible assets acquired and liabilities assumed will be recognized as goodwill. Of the total transaction costs of $3.5 million to $4.0 million expected to be incurred during fiscal 2013, $2.6 million has been accrued and recognized as a component of general and administrative expenses as of September 30, 2012.
On October 29, 2012, our Board of Directors authorized and declared a regular quarterly cash dividend in the amount of $0.09 per share. The quarterly dividend is payable on November 30, 2012 to shareholders of record on November 13, 2012.
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

Sources of Revenue
Substantially all of our revenue is derived from services provided under contracts and task orders with the U.S. government, primarily by our consulting staff and, to a lesser extent, our subcontractors. Funding for our contracts and task orders is generally linked to trends in budgets and spending across various U.S. government agencies and departments. We provide services under a large portfolio of contracts and contract vehicles to a broad client base, and we believe that our diversified contract and client base lessens potential volatility in our business; however, a reduction in the amount of services that we are contracted to provide to the U.S. government or any of our significant U.S. government clients could have a material adverse effect on our business and results of operations. In particular, the Department of Defense is one of our significant clients, and the Budget Control Act of 2011 could impose an estimated $500 billion to $600 billion in automatic federal defense spending cuts between 2013 and 2021 to the extent that automatic sequestration required by the act commences on January 2, 2013. A reduction in the amount of services that we are contracted to provide to the Department of Defense could have a material adverse effect on our business and results of operations, and given the uncertainty of how these automatic reductions may be applied, we are unable to predict the nature or magnitude of the potential adverse effect.
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

The amount of risk and potential reward varies under each type of contract. Under cost-reimbursable contracts, there is limited financial risk, because we are reimbursed for all allowable costs up to a ceiling. However, profit margins on this type of contract tend to be lower than on time-and-materials and fixed-price contracts. Under time-and-materials contracts, we are reimbursed for the hours worked using the predetermined hourly rates for each labor category. In addition, we are typically reimbursed for other contract direct costs and expenses at cost. We assume financial risk on time-and-materials contracts because our labor costs may exceed the negotiated billing rates. Profit margins on well-managed time-and-materials contracts tend to be higher than profit margins on cost-reimbursable contracts as long as we are able to staff those contracts with people who have an appropriate skill set. Under fixed-price contracts, we are required to deliver the objectives under the contract for a pre-determined price. Compared to time-and-materials and cost-reimbursable contracts, fixed-price contracts generally offer higher profit margin opportunities because we receive the full benefit of any cost savings but generally involve greater financial risk because we bear the impact of any cost overruns. In the aggregate, the contract type mix in our revenue for any given period will affect that period's profitability. Over time we have experienced a relatively stable contract mix. However, over the last twelve months we have experienced a shift from time-and-materials contracts to cost-reimbursable contracts.
The table below presents the percentage of total revenue for each type of contract:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Cost-reimbursable (1)	57%	54%	57%	54%
Time-and-materials	29%	31%	29%	31%
Fixed-price (2)	14%	15%	14%	15%

(1)	Includes both cost-plus-fixed-fee and cost-plus-award-fee contracts.

(2)	Includes fixed-price level of effort contracts.

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
Our People
Revenue from our contracts is derived from services delivered by consulting staff and, to a lesser extent, from our subcontractors. Our ability to hire, retain, and deploy talent with skills appropriately aligned with client needs is critical to our ability to grow our revenue. We continuously evaluate whether our talent base is properly sized and contains an optimal mix of skills to meet the rapidly evolving needs of our clients and we seek to achieve that result through recruitment and capacity management. As of September 30, 2012 and 2011, we employed approximately 24,000 and 25,800 people, respectively, of which approximately 21,600 and 23,300, respectively, were consulting staff.

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
The following table summarizes the value of our contract backlog at the respective dates presented:

	As of September 30
	2012	2011
	(In millions)
Backlog:
Funded	$3,516	$3,438
Unfunded (1)	2,785	3,349
Priced options	6,147	6,068
Total backlog	$12,448	$12,855

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

We view growth in total backlog and consulting staff headcount as the two key measures of our potential business growth. Growing and deploying consulting staff is the primary means by which we are able to recognize profitable revenue growth. To the extent that we are able to hire additional consulting staff and deploy them against funded backlog, we generally recognize increased revenue. Total backlog decreased by 3.2% from September 30, 2011 to September 30, 2012, while funded backlog increased by 2.3% from September 30, 2011 to September 30, 2012. Additions to funded backlog during the twelve months ended September 30, 2012 totaled $5.9 billion as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options. We report internally on our backlog on a monthly basis and review backlog upon occurrence of certain events to determine if any adjustments are necessary.

We cannot predict with any certainty the portion of our backlog that we expect to recognize as revenue in any future period and we cannot guarantee that we will recognize any revenue from our backlog. The primary risks that could affect our ability to recognize such revenue on a timely basis or at all are: program schedule changes, contract modifications, and our ability to assimilate and deploy new consulting staff against funded backlog; cost cutting initiatives and other efforts to reduce U.S. government spending, which could reduce or delay funding for orders for services; and delayed funding of our contracts due to delays in the completion of the U.S. government's budgeting process and the use of continuing resolutions by the U.S. government to fund its operations. Funded backlog includes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the funded backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a pre-determined expiration date such as the end of the U.S. government's fiscal year. The revenue value of orders included in funded backlog that has not been recognized as revenue due to period of performance expirations has not exceeded approximately 4.9% of funded backlog as of the end of any of the eight fiscal quarters preceding the fiscal quarter ended September 30, 2012. In our recent experience, none of the following additional risks have had a material negative effect on our ability to realize revenue from our funded backlog: the unilateral right of the U.S. government to cancel multi-year contracts and related orders or to terminate existing contracts for convenience or default; in the case of unfunded backlog, the potential that funding will not be made available; and, in the case of priced options, the risk that our clients will not exercise their options.
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

Results of Operations
The following table sets forth items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Percent	Six Months Ended September 30,		Percent
	2012	2011	Change	2012	2011	Change
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
	(In thousands)			(In thousands)
Revenue	$1,387,650	$1,429,044	(2.9)%	$2,820,074	$2,875,880	(1.9)%
Operating costs and expenses:
Cost of revenue	702,066	715,642	(1.9)%	1,429,436	1,442,473	(0.9)%
Billable expenses	353,444	380,911	(7.2)%	731,904	773,101	(5.3)%
General and administrative expenses	212,498	220,290	(3.5)%	405,853	432,125	(6.1)%
Depreciation and amortization	17,613	18,536	(5.0)%	36,116	36,394	(0.8)%
Total operating costs and expenses	1,285,621	1,335,379	(3.7)%	2,603,309	2,684,093	(3.0)%
Operating income	102,029	93,665	8.9%	216,765	191,787	13.0%
Interest expense	(17,811)	(12,194)	46.1%	(29,057)	(24,488)	18.7%
Other, net	(7,343)	4,051	(281.3)%	(7,826)	3,609	(316.8)%
Income before income taxes	76,875	85,522	(10.1)%	179,882	170,908	5.3%
Income tax expense	30,759	10,190	201.9%	71,821	44,440	61.6%
Net income	$46,116	$75,332	(38.8)%	$108,061	$126,468	(14.6)%

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011
Revenue
Revenue decreased to $1,387.7 million from $1,429.0 million, or a 2.9% decrease. The decrease was primarily driven by a decrease in revenue attributable to billable expenses and a lower rate of indirect expenses which reduces revenue under cost reimbursable contracts. The lower rate of indirect expenses is primarily attributable to the cost reduction actions the Company implemented in late fiscal 2012. The negative impact on revenue attributable to these two factors was partially offset by continued modest growth in direct consulting staff labor sold. Additions to funded backlog during the twelve months ended September 30, 2012 totaled $5.9 billion, as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options.
Cost of Revenue
Cost of revenue decreased to $702.1 million from $715.6 million, or a 1.9% decrease. This decrease was primarily due to decrease in salaries and salary related benefits of $21.7 million. The cost of revenue decrease was offset by increases in incentive compensation costs of $6.4 million, employer retirement plan contributions of $1.2 million, and other direct consulting staff expenses of $0.6 million attributable to the modest growth in direct consulting staff labor sold. The increase in incentive compensation costs was due to higher incentive compensation accrual rates in fiscal 2013 as compared to fiscal 2012 offset by reduced headcount in the senior ranks associated with the cost restructuring plan that was implemented during fiscal 2012. The increase in employer retirement plan contributions was due to an increase in the number of employees who completed one year of service and became eligible to participate in our defined contribution plan, the Employees' Capital Accumulation Plan, or ECAP. Cost of revenue as a percentage of revenue was 50.6% and 50.1% in the three months ended September 30, 2012 and 2011, respectively.
Billable Expenses
Billable expenses decreased to $353.4 million from $380.9 million, or a 7.2% decrease. This decrease was primarily due to decreases in travel and material expenses of $10.0 million incurred to perform on contracts and by decreases in subcontractor-related expenses of $25.5 million. The decrease in direct subcontractor-related expenses reflected the reduced amount of government funding available against which to deploy subcontractors. Billable expenses as a percentage of revenue were 25.5% and 26.7% in the three months ended September 30, 2012 and 2011, respectively.

General and Administrative Expenses

General and administrative expenses decreased to $212.5 million from $220.3 million, or a 3.5% decrease. This decrease was primarily due to a decrease of $9.5 million in other business-related expenses and professional fees attributable to the Company's disciplined management of corporate-related expenditures and a decrease in salaries and salary-related benefits of $7.9 million. These decreases were offset by transaction costs for the pending acquisition of DSES of $2.6 million and increases in incentive compensation costs of $4.6 million and employer retirement plan contributions of $2.5 million. The increase in incentive compensation costs was due to higher incentive compensation accrual rates in fiscal 2013 as compared to fiscal 2012 offset by reduced headcount in the senior ranks associated with the cost restructuring plan that was implemented during fiscal 2012. The increase in employer retirement plan contributions was due to an increase in the number of employees who completed one year of service and became eligible to participate in our defined contribution plan, the ECAP. General and administrative expenses as a percentage of revenue were 15.3% and 15.4% for the three months ended September 30, 2012 and 2011, respectively.
Depreciation and Amortization
Depreciation and amortization decreased to $17.6 million from $18.5 million, or a 5.0% decrease. This decrease was primarily due to a decrease of $1.0 million in the amortization of our intangible assets, which includes below market rate leases and contract backlog that were recorded in connection with the Acquisition, as described in our Annual Report, and are amortized based on contractual lease terms and projected future cash flows, respectively, thereby reflecting higher amortization expense initially and declining expense in subsequent periods. Intangible asset amortization expense decreased to $3.1 million for the three months ended September 30, 2012 compared to $4.1 million for the three months ended September 30, 2011.
Interest Expense
Interest expense increased to $17.8 million from $12.2 million, or a 46.1% increase, primarily due to debt incurred in connection with the Recapitalization Transaction consummated on July 31, 2012, offset slightly by a decrease in the interest expense related to the deferred payment obligation due to payments made by the Company.
Income Tax Expense
Income tax expense increased to $30.8 million from $10.2 million or a 201.9% increase. The effective tax rate increased from 11.9% to 40.0% respectively primarily due to the release of uncertain tax position reserves in the prior year.

Six Months Ended September 30, 2012 Compared to Six Months Ended September 30, 2011
Revenue
Revenue decreased to $2,820.1 million from $2,875.9 million, or a 1.9% decrease. The decrease was primarily driven by a decrease in revenue attributable to billable expenses and a lower rate of indirect expenses which reduces revenue under cost reimbursable contracts. The lower rate of indirect expenses is primarily attributable to the cost reduction actions the Company implemented in late fiscal 2012. The negative impact on revenue attributable to these two factors was partially offset by continued modest growth in direct consulting staff labor sold. Additions to funded backlog during the twelve months ended September 30, 2012 totaled $5.9 billion, as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options.
Cost of Revenue
Cost of revenue decreased to $1,429.4 million from $1,442.5 million, or a 0.9% decrease. This decrease was primarily due to decrease in salaries and salary related benefits of $21.8 million and $1.2 million in stock-based compensation expense. The cost of revenue decrease was offset by increases in employer retirement plan contributions of $2.1 million, and other direct consulting staff expenses of $7.9 million attributable to the modest growth in direct consulting staff labor sold. The increase in employer retirement plan contributions was due to an increase in the number of employees who completed one year of service and became eligible to participate in our defined contribution plan, the ECAP. Cost of revenue as a percentage of revenue was 50.7% and 50.2% in the six months ended September 30, 2012 and 2011, respectively.
Billable Expenses
Billable expenses decreased to $731.9 million from $773.1 million, or a 5.3% decrease. This decrease was primarily due to decreases in travel and material expenses of $19.1 million incurred to perform on contracts and by decreases in subcontractor-related expenses of $24.0 million. The decrease in direct subcontractor-related expenses reflected the reduced amount of government funding available against which to deploy subcontractors. Billable expenses as a percentage of revenue were 26.0% and 26.9% in the six months ended September 30, 2012 and 2011, respectively.
General and Administrative Expenses

General and administrative expenses decreased to $405.9 million from $432.1 million, or a 6.1% decrease. This decrease was primarily due to a decrease of $24.1 million in other business-related expenses and professional fees attributable to the Company's disciplined management of corporate-related expenditures, a decrease of $5.6 million in salaries and salary-related benefits, and a decrease in stock-based compensation of $2.9 million. These decreases were offset by transaction costs for the pending acquisition of DSES of $2.6 million, increases of $2.0 million in employer retirement plan contributions and incentive compensation costs of $1.8 million. The increase in incentive compensation costs was due to increased incentive compensation accrual rates in fiscal 2013 as compared to fiscal 2012 despite reduced headcount in the senior ranks associated with the cost restructuring plan that was implemented in late fiscal 2012. The increase in employer retirement plan contributions was due to an increase in the number of employees who completed one year of service and became eligible to participate in our defined contribution plan, the ECAP. General and administrative expenses as a percentage of revenue were 14.4% and 15.0% for the six months ended September 30, 2012 and 2011, respectively.
Depreciation and Amortization
Depreciation and amortization decreased to $36.1 million from $36.4 million, or an 0.8% decrease. This decrease in depreciation and amortization expense was primarily due to a decrease of $1.9 million in the amortization of our intangible assets, which includes below market rate leases and contract backlog that were recorded in connection with the Acquisition, as described in our Annual Report, and are amortized based on contractual lease terms and projected future cash flows, respectively, thereby reflecting higher amortization expense initially and declining expense in subsequent periods. Intangible asset amortization expense decreased to $6.3 million for the six months ended September 30, 2012 compared to $8.2 million for the six months ended September 30, 2011.
Interest Expense
Interest expense increased to $29.1 million from $24.5 million, or an 18.7% increase, primarily due to debt incurred in connection with the Recapitalization Transaction consummated on July 31, 2012, offset slightly by a decrease in the interest expense related to the deferred payment obligation due to payments made by the Company.
Income Tax Expense
Income tax expense increased to $71.8 million from $44.4 million or a 61.6% increase. The effective tax rate increased from 26.0% to 39.9% respectively primarily due to the release of uncertain tax position reserves in the prior year.

Liquidity and Capital Resources
We have historically been able to generate sufficient cash to fund our operations, debt payments, capital expenditures, and discretionary funding needs. We had $489.0 million and $484.4 million in cash and cash equivalents as of September 30, 2012 and March 31, 2012 respectively, and our debt totaled $1,737.6 million and $965.4 million as of September 30, 2012 and March 31, 2012 respectively. Due to fluctuations in cash flows and the growth in operations, it may be necessary from time to time in the future to borrow under our senior secured loan facilities to meet cash demands. We anticipate that cash provided by operating activities, cash and cash equivalents, and borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash requirements for the next twelve months, which primarily include:

•	operating expenses, including salaries;

•	working capital requirements to fund the growth of our business;

•	capital expenditures which primarily relate to the purchase of computers, business systems, furniture, and leasehold improvements to support our operations;

•	debt service requirements for borrowings under our senior secured loan facilities; and

•	cash taxes to be paid.
Effective July 31, 2012, the Company consummated the Recapitalization Transaction whereby our debt under the new senior credit facilities total $1.75 billion ($725 million Tranche A and $1,025 million Tranche B) and includes a $500 million revolving credit facility. See "-- Indebtedness."
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
On December 12, 2011, the Board of Directors approved a $30.0 million share repurchase program, to be funded from cash on hand. As of September 30, 2012, no shares have been repurchased under the program.

During the three and six months ended September 30, 2012, we declared recurring cash dividends totaling $12.1 million ($0.09 per share) and $24.0 million ($0.18 per share). Additionally, during the three and six months ended September 30, 2012, we declared special dividends totaling $903.7 million ($6.50 per share) and $1,112.1 million ($8.00 per share). No other cash dividends were declared for the same periods in fiscal 2012.

For each special dividend declared, the Compensation Committee, as Administrator of the Officers' Rollover Stock Plan and the Equity Incentive Plan, as amended, is required to make a determination under the respective plan's antidilution provision to adjust the outstanding options. For both the $1.50 and $6.50 special dividends, holders of the Rollover Options received a cash payment equal to the amount of the special dividend on the options' mandatory exercise date. For the $1.50 special dividend, holders of EIP options were granted a dividend equivalent equal to the special dividend payable on June 29, 2012 or the vesting of the EIP option, whichever is later. For the $6.50 special dividend, holders of EIP options with a pre-dividend exercise price less than $11.00 per share received a dividend equivalent equal to the amount of the special dividend payable on August 31, 2012 or the vesting of the EIP option, whichever is later. All other EIP options were adjusted by reducing the exercise price by $6.36 which is equal to the difference between the pre-dividend closing fair market value of our Class A Common Stock and the post-dividend opening fair market value of our Class A Common Stock as noted on the New York Stock Exchange.
Associated with the payment of the dividends, and in connection with the authorization of the special dividends, the Company paid accrued interest on the Deferred Payment Obligation, or DPO, of $4.0 million for the three and six months ended September 30, 2012. No such payments were made for the same periods in fiscal 2012.
As described above in Recent Developments, pursuant to the terms of the definitive agreement, the Company expects to close the acquisition of the DSES division in the third quarter of fiscal 2013 and will pay approximately $154 million in cash, funded by available cash on hand, to ARINC Incorporated.
On October 29, 2012, our Board of Directors authorized and declared a regular quarterly cash dividend in the amount of $0.09 per share. The quarterly dividend is payable on November 30, 2012 to shareholders of record on November 13, 2012.
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
Accounts receivable is the principal component of our working capital and is generally driven by revenue growth with other short-term fluctuations related to the payment practices of our clients. Our accounts receivable reflect amounts billed to our clients as of each balance sheet date. Our clients generally pay our invoices within 30 days of the invoice date. At any month-end, we also include in accounts receivable the revenue that was recognized in the preceding month, which is generally billed early in the following month. Finally, we include in accounts receivable amounts related to revenue accrued in excess of amounts billed, primarily on our fixed-price and cost-plus-award-fee contracts. The total amount of our accounts receivable can vary significantly over time, but is generally sensitive to revenue levels. Total accounts receivable (billed and unbilled combined, net of allowance for doubtful accounts) days sales outstanding, which we calculate by dividing total accounts receivable by revenue per day during the relevant fiscal quarter, was 57 as of September 30, 2012 and 65 as of March 31, 2012.
The table below sets forth our net cash flows for the periods presented:

	Six Months Ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)
	(In thousands)
Net cash provided by operating activities	$389,748	$177,117
Net cash used in investing activities	(14,375)	(20,308)
Net cash (used in) / provided by financing activities	(370,762)	6,780
Total increase in cash and cash equivalents	$4,611	$163,589
Net Cash from Operating Activities
Net cash from operations is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from clients in a timely manner, and our ability to manage our vendor payments. Net cash provided by operations was $389.7 million in the six months ended September 30, 2012 compared to $177.1 million in the same prior year period, or a 120.1% increase. The increase in net cash provided by operations was primarily due to a higher volume in cash collections during the U.S. government's fiscal year end, which resulted in a decrease in DSO. Our higher cash collections was due to more timely payments by our customers that in the comparable prior year period, due in part to the U.S. Government's Office of Management and Budget's July 2012 temporary requirement to pay Department of Defense prime contractors within 15 days, which allows small business contractors and subcontractors to receive payments earlier. As a result, we experienced earlier receipt of monies than in the comparable prior year period.
Net Cash from Investing Activities
Net cash used in investing activities was $14.4 million in the six months ended September 30, 2012 compared to $20.3 million in the same prior year period, or a 29.2% decrease. The decrease in net cash used in investing activities was due to a decrease in capital expenditures. The decrease in capital expenditures was primarily due to the additional facility expansion and computer equipment to support the increase in headcount in fiscal 2012. This decrease was partially offset by proceeds from the sale of the Company's state and local transportation business during fiscal 2012.
Net Cash from Financing Activities
Net cash used in financing activities was $370.8 million in the six months ended September 30, 2012 compared to net cash provided by financing activities of $6.8 million in the same prior year period. The increase in net cash used in financing activities was primarily due to the payment of regular and special dividends and associated dividend equivalents, partially offset by the net proceeds of the Recapitalization Transaction.
Indebtedness
Our debt totaled $1,737.6 million and $965.4 million as of September 30, 2012 and March 31, 2012 respectively. The interest rate in effect for Tranche A was 2.97% and for Tranche B was 4.50% as of September 30, 2012, respectively, and 2.49% and 3.75% as of March 31, 2012, respectively. As of September 30, 2012 and March 31, 2012, there were no amounts outstanding on the revolving credit facilities of $500 million and $275 million respectively. As of September 30, 2012 the Company was in compliance with all of its financial covenants.
On July 31, 2012, the Company consummated a recapitalization transaction, which included the refinancing and termination of the Company's existing senior secured credit agreement with the proceeds of the borrowings under the Company's new senior secured credit agreement. Additionally the net proceeds of the recapitalization were used to pay the special dividend on August 31, 2012, as described above in Liquidity and Capital Resources. The new senior secured credit agreement, or the Credit Agreement, provided the Company with a $725.0 million Term Loan A tranche and a $1,025.0 million Term Loan B tranche, and a $500.0 million revolving credit facility with a sublimit for letters of credit.
In connection with the recapitalization, the Company accelerated the amortization of ratable portions of the Debt Issuance Costs, or DIC, and Original Issuance Discount, or OID, associated with the prior senior secured term loan facilities and portions of the DIC and OID of the Credit Agreement that do not qualify for deferral of $7.2 million. These amounts are reflected in other expense, net in the three months ended September 30, 2012. Furthermore, the Company expensed third party debt issuance costs of $2.7 million that did not qualify for deferral, which are reflected in general and administrative costs in the three months ended September 30, 2012.
Absent any prepayment accelerations of DIC or the effect of changes in interest rates, the following table summarizes the estimated annual amortization expense of DIC using the effective interest rate method:

	DIC Amortization Expense
	Total	2013	2014	2015	2016	2017	Thereafter
	(in thousands)
Tranche A Loans	$12,818	$1,534	$2,987	$2,839	$2,604	$2,179	$675
Tranche B Loans	11,910	771	1,589	1,643	1,715	1,775	4,417
Revolver	10,283	976	1,957	1,957	1,962	1,957	1,474
Total	$35,011	$3,281	$6,533	$6,439	$6,281	$5,911	$6,566
The Credit Agreement requires quarterly principal payments of 1.25% of the stated principal amount of Tranche A Loans, with annual incremental increases to 1.875%, 2.50%, 3.125%, and 13%, prior to the Tranche A Loans maturity date of December 31, 2017, and 0.25% of the stated principal amount of Tranche B Loans, with the remaining balance payable on the Tranche B Loans maturity date of July 31, 2019. The revolving credit facility matures on December 31, 2017, at which time any outstanding principal balance is due in full.

The interest rate on borrowings under Tranche A is LIBOR plus 2.75%, and will range from 2.00% to 2.75% based on the Company's total leverage ratio. The interest rate on borrowings under Tranche B is LIBOR plus 3.5% with a 1% floor. The revolving credit facility margin and commitment fee are subject to the leveraged based pricing grid, as set forth in the Credit Agreement.

The loans under the Credit Agreement are secured by substantially all of our assets and none of such assets will be available to satisfy the claims of our general creditors. The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following, in each case subject to certain exceptions: a maximum net total leverage ratio; a minimum net interest coverage ratio; limitations on indebtedness and liens; mergers, consolidations or amalgamations, or liquidations, wind-ups or dissolutions; dispositions of property; restricted payments; investments; transactions with affiliates; sale and lease back transactions; change in fiscal periods; negative pledges; restrictive agreements; limitations on line of business; limitations on speculative hedging and limitations on changes of names and jurisdictions. In addition, we are required to meet certain financial covenants at each quarter end, namely Consolidated Net Total Leverage and Consolidated Net Interest Coverage Ratios. As of September 30, 2012 we were compliant with these covenants.
Capital Structure and Resources
Our stockholders’ equity amounted to $119.5 million as of September 30, 2012, a decrease of $1,065.7 million compared to stockholders’ equity of $1,185.2 million as of March 31, 2012, primarily due to the payment of special dividends on June 29, 2012 and August 31, 2012, offset by the net increase for the six month period from common stock issuances, stock option exercises, net income of $108.1 million in the six months ended September 30, 2012, and stock-based compensation expense of $14.4 million.
Off-Balance Sheet Arrangements
As of September 30, 2012, we did not have any off-balance sheet arrangements.
Capital Expenditures
Since we do not own any of our facilities, our capital expenditure requirements primarily relate to the purchase of computers, business systems, furniture, and leasehold improvements to support our operations. Direct facility and equipment costs billed to clients are not treated as capital expenses. Our capital expenditures for the six months ended September 30, 2012 and 2011 were $14.4 million and $43.6 million, respectively, and the majority of such capital expenditures related to facilities infrastructure, equipment, and information technology. Expenditures for facilities infrastructure and equipment are generally incurred to support new and existing programs across our business. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure.

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
These risks and other factors include: cost cutting and efficiency initiatives and other efforts to reduce U.S. government spending, including automatic sequestration required by the Budget Control Act of 2011, which could reduce or delay funding for orders for services especially in the current political environment; delayed funding of our contracts due to delays in the completion of the U.S. government's budgeting process and the use of continuing resolutions by the U.S. government to fund its operations or related changes in the pattern or timing of government funding and spending; any issue that compromises our relationships with the U.S. government or damages our professional reputation; changes in U.S. government spending and mission priorities that shift expenditures away from agencies or programs that we support; the size of our addressable markets and the amount of U.S. government spending on private contractors; failure to comply with numerous laws and regulations; our ability to compete effectively in the competitive bidding process and delays caused by competitors' protests of major contract awards received by us; the loss of General Services Administration Multiple Award schedule contracts, or GSA schedules, or our position as prime contractor on government-wide acquisition contract vehicles, or GWACs; changes in the mix of our contracts and our ability to accurately estimate or otherwise recover expenses, time, and resources for our contracts; our ability to generate revenue under certain of our contracts; our ability to realize the full value of our backlog and the timing of our receipt of revenue under contracts included in backlog; changes in estimates used in recognizing revenue; an inability to attract, train, or retain employees with the requisite skills, experience, and security clearances; an inability to hire, assimilate, and deploy enough employees to serve our clients under existing contracts; an inability to timely and effectively utilize our employees; failure by us or our employees to obtain and maintain necessary security clearances; the loss of members of senior management or failure to develop new leaders; misconduct or other improper activities from our employees or subcontractors; increased competition from other companies in our industry; failure to maintain strong relationships with other contractors; inherent uncertainties and potential adverse developments in legal or regulatory proceedings, including litigation, audits, reviews, and investigations, which may result in materially adverse judgments, settlements, withheld payments, penalties, or other unfavorable outcomes including debarment, as well as disputes over the availability of insurance or indemnification; internal system or service failures and security breaches, including, but not limited to, those resulting from external cyber attacks on our network and internal systems; risks related to changes to our operating structure, capabilities, or strategy intended to address client needs, grow our business or respond to market developments; risks associated with new relationships, clients, capabilities, and service offerings in our U.S. and international businesses; failure to comply with special U.S. government laws and regulations relating to our international operations; risks related to our indebtedness and credit facilities which contain financial and operating covenants; the adoption by the U.S. government of new laws, rules, and regulations, such as those relating to organizational conflicts of interest issues; our ability to realize the expected benefits from our acquisition of the DSES division of ARINC Incorporated; risks related to future acquisitions; an inability to utilize existing or future tax benefits, including those related to our stock-based compensation expense, for any reason, including a change in law; variable purchasing patterns under U.S. government GSA schedules, blanket purchase agreements and indefinite delivery, indefinite quantity, or ID/IQ, contracts; and other risks and factors described in Part II, “Item 1A. Risk Factors” and elsewhere in this Quarterly Report.
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

101
The following materials from Booz Allen Hamilton Holding Corporation’s Quarterly Report on Form 10-Q for the three months ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2012 and 2011; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2012 and 2011; (iii) Condensed Consolidated Balance Sheets at September 30, 2012 and March 31, 2012; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2012 and 2011; and (v) Notes to Condensed Consolidated Financial Statements.**

___________________________________

*	Filed electronically herewith.

**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Booz Allen Hamilton Holding Corporation
Registrant

Date: October 31, 2012	By:	/s/ Samuel R. Strickland
Samuel R. Strickland Executive Vice President Chief Financial Officer, Chief Administrative Officer and Director (Principal Financial and Accounting Officer)