Form 10-Q
period 2012-12-31
Booz Allen Hamilton Holding Corp
filed 2013-01-30
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
 ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of January 29, 2013
Class A Common Stock	135,644,646
Class B Non-Voting Common Stock	1,451,600
Class C Restricted Common Stock	1,237,436
Class E Special Voting Common Stock	7,478,522

1

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2012	March 31, 2012
	(Unaudited)
	(Amounts in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$317,578	$484,368
Accounts receivable, net of allowance	980,287	1,077,315
Prepaid expenses and other current assets	98,787	95,980
Total current assets	1,396,652	1,657,663
Property and equipment, net of accumulated depreciation	170,216	191,079
Intangible assets, net of accumulated amortization	241,041	223,834
Goodwill	1,276,565	1,188,004
Other long-term assets	66,432	54,211
Total assets	$3,150,906	$3,314,791
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$51,031	$42,500
Accounts payable and other accrued expenses	423,291	443,951
Accrued compensation and benefits	409,940	357,872
Other current liabilities	92,035	70,123
Total current liabilities	976,297	914,446
Long-term debt, net of current portion	1,675,364	922,925
Other long-term liabilities	314,723	292,235
Total liabilities	2,966,384	2,129,606
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, Class A — $0.01 par value — authorized, 600,000,000 shares; issued, 135,965,937 shares at December 31, 2012 and 128,726,324 shares at March 31, 2012; outstanding, 135,576,616 shares at December 31, 2012 and 128,392,549 shares at March 31, 2012	1,359	1,287
Non-voting common stock, Class B — $0.01 par value — authorized, 16,000,000 shares; issued and outstanding, 1,457,350 shares at December 31, 2012 and 2,487,125 shares at March 31, 2012	15	25
Restricted common stock, Class C — $0.01 par value — authorized, 5,000,000 shares; issued and outstanding, 1,237,436 shares at December 31, 2012 and 1,533,020 shares at March 31, 2012	12	15
Special voting common stock, Class E — $0.003 par value — authorized, 25,000,000 shares; issued and outstanding, 7,478,522 shares at December 31, 2012 and 10,140,067 shares at March 31, 2012	23	30
Treasury stock, at cost — 389,321 shares at December 31, 2012 and 333,775 shares at March 31, 2012	(6,226)	(5,377)
Additional paid-in capital	115,231	898,541
Retained earnings	82,419	299,379
Accumulated other comprehensive loss	(8,311)	(8,715)
Total stockholders’ equity	184,522	1,185,185
Total liabilities and stockholders’ equity	$3,150,906	$3,314,791
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
	(Amounts in thousands, except per share data)		(Amounts in thousands, except per share data)
Revenue	$1,392,695	$1,442,718	$4,212,769	$4,318,598
Operating costs and expenses:
Cost of revenue	692,920	729,977	2,122,356	2,172,450
Billable expenses	382,520	370,540	1,114,424	1,143,641
General and administrative expenses	182,532	224,483	588,385	656,608
Depreciation and amortization	18,127	19,530	54,243	55,924
Total operating costs and expenses	1,276,099	1,344,530	3,879,408	4,028,623
Operating income	116,596	98,188	333,361	289,975
Interest expense	(21,731)	(12,035)	(50,788)	(36,523)
Other, net	134	238	(7,692)	3,847
Income before income taxes	94,999	86,391	274,881	257,299
Income tax expense	38,815	23,531	110,636	67,971
Net income	$56,184	$62,860	$164,245	$189,328
Earnings per common share (Note 3):
Basic	$0.41	$0.48	$1.16	$1.46
Diluted	$0.38	$0.44	$1.08	$1.34
Dividends declared per share	$0.09	$—	$8.27	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
	(Amounts in thousands)		(Amounts in thousands)
Net income	$56,184	$62,860	$164,245	$189,328
Change in postretirement plan costs, net of tax	(76)	106	404	321
Comprehensive income	$56,108	$62,966	$164,649	$189,649
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended December 31,
	2012	2011
	(Amounts in thousands)
Cash flows from operating activities
Net income	$164,245	$189,328
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of businesses	(254)	(4,082)
Depreciation and amortization	54,243	55,924
Amortization of debt issuance costs	4,339	3,602
Amortization of original issuance discount on debt	1,078	826
Loss on extinguishment	9,879	—
Excess tax benefits from the exercise of stock options	(26,297)	(16,397)
Stock-based compensation expense	19,863	24,448
Loss on disposition of property and equipment	956	—
Changes in assets and liabilities:
Accounts receivable	174,424	37,534
Prepaid expenses and other current assets	26,673	9,796
Other long-term assets	8,252	19,232
Accrued compensation and benefits	(1,805)	(254)
Accounts payable and other accrued expenses	(54,913)	(25,695)
Transaction costs on acquisitions and dispositions	(4,417)	(5,432)
Accrued interest	6,056	5,698
Other current liabilities	13,821	(4,457)
Other long-term liabilities	2,791	(38,052)
Net cash provided by operating activities	398,934	252,019
Cash flows from investing activities
Purchases of property and equipment	(20,657)	(65,558)
Proceeds from sales of businesses	625	23,332
Cash paid for business acquisitions, net of cash acquired	(157,995)	—
Net cash used in investing activities	(178,027)	(42,226)
Cash flows from financing activities
Net proceeds from issuance of common stock	4,928	6,821
Cash dividends paid	(1,110,011)	—
Dividend equivalents paid to option holders	(49,765)	—
Repayment of debt	(981,625)	(22,500)
Net proceeds from debt issuance	1,710,143	—
Excess tax benefits from the exercise of stock options	26,297	16,397
Stock option exercises	13,185	7,262
Repurchases of common stock	(849)	(5,377)
Net cash (used in) / provided by financing activities	(387,697)	2,603
Net (decrease) increase in cash and cash equivalents	(166,790)	212,396
Cash and cash equivalents––beginning of period	484,368	192,631
Cash and cash equivalents––end of period	$317,578	$405,027
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$35,036	$26,394
Income taxes	$79,352	$69,224
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
December 31, 2012
1. BUSINESS OVERVIEW
Organization
Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or Holding or the Company, is an affiliate of The Carlyle Group, or Carlyle, and was incorporated in Delaware in May 2008. The Company provides management and technology consulting services primarily to the U.S. government and its agencies in the defense, intelligence, and civil markets. The Company offers clients functional knowledge spanning strategy and organization, analytics, technology, engineering, and operations, which it combines with specialized expertise in clients’ mission and domain areas to help solve critical problems. The Company reports operating results and financial data in one operating segment. The Company is headquartered in McLean, Virginia, with approximately 24,800 employees as of December 31, 2012.
2. BASIS OF PRESENTATION
The Company prepared the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, or Quarterly Report, in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company followed the accounting policies used and disclosed in the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2012 filed with the Securities and Exchange Commission on May 30, 2012, or Annual Report, and policies stated within this Form 10-Q. The Company’s fiscal year ends on March 31 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31.
The interim financial information in this Quarterly Report reflects all adjustments, consisting of normal recurring adjustments except as otherwise disclosed, necessary for a fair presentation of the Company’s results of operations for the interim periods. The results of operations for the nine months ended December 31, 2012 are not necessarily indicative of results to be expected for the full fiscal year.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Areas of the financial statements where estimates may have the most significant effect include allowance for doubtful accounts, contractual and regulatory reserves, valuation and lives of tangible and intangible assets, impairment of long-lived assets, accrued liabilities, revenue recognition, bonus and other incentive compensation, stock-based compensation, realization of deferred tax assets, provisions for income taxes, and postretirement obligations. Actual results experienced by the Company may differ materially from management's estimates.
Business Combinations and Goodwill
The Company has engaged in business acquisition activity. The accounting for business combinations requires management to make judgments and estimates of the fair value of assets acquired, including the identification and valuation of intangible assets, as well as liabilities and contingencies assumed. Such judgments and estimates directly impact the amount of goodwill recognized in connection with each acquisition, as goodwill presents the excess of the purchase price of an acquired business over the fair value of its net tangible and identifiable intangible assets.
Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB during the nine months ended December 31, 2012, and through the filing date did not or are not believed by management to have a material impact on the Company's present or historical condensed consolidated financial statements.

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
The Company currently has outstanding shares of Class A Common Stock, Class B Non-Voting Common Stock, Class C Restricted Common Stock, and Class E Special Voting Common Stock. Class E Special Voting Common Stock shares are not included in the calculation of EPS as these shares represent voting rights only and are not entitled to participate in dividends or other distributions. Unvested Class A Restricted Common Stock and unvested Class C Restricted Common Stock holders are entitled to participate in dividends or other distributions. These unvested shares participated in the Company's dividends declared and paid in the first, second and third quarters of fiscal 2013, and as such, EPS is calculated using the two-class method, whereby earnings are reduced by distributed and undistributed earnings, if available, that the restricted shareholders may participate in. No such dividends were paid in the first, second and third quarters of fiscal 2012, as such EPS is calculated using the treasury stock method. A reconciliation of the income used to compute basic and diluted EPS for the periods presented are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Earnings for basic computations (a)	$55,709	$62,860	$155,285	$189,328
Weighted-average Class A Common Stock outstanding	132,125,447	127,108,438	129,902,993	125,319,720
Weighted-average Class B Non-Voting Common Stock outstanding	1,932,004	2,711,157	2,281,000	2,857,308
Weighted-average Class C Restricted Common Stock outstanding	1,215,102	1,660,262	1,311,015	1,796,304
Total weighted-average common shares outstanding for basic computations	135,272,553	131,479,857	133,495,008	129,973,332
Earnings for diluted computations (a)	$55,734	$62,860	$155,285	$189,328
Dilutive stock options and restricted stock	9,790,962	10,319,868	10,621,049	11,023,279
Average number of common shares outstanding for diluted computations	145,063,515	141,799,725	144,116,057	140,996,611
Earnings per common share
Basic	$0.41	$0.48	$1.16	$1.46
Diluted	$0.38	$0.44	$1.08	$1.34
(a) During the three and nine months ended December 31, 2012 approximately 1.2 million participating securities were paid dividends totaling $104,000 and $9.0 million respectively. Additionally, for the three months ended December 31, 2012 there was undistributed earnings of $371,000 and $349,000 allocated to the participating class of securities in basic and diluted earnings per share, respectively. The allocated earnings and the dividends paid for the three months ended December 31, 2012 comprise the difference from net income presented on the condensed consolidated statements of operations while only the dividends paid comprise the difference in net income for the nine months ended December 31, 2012 as there were no excess undistributed earnings.
In the EPS calculation for the three and nine months ended December 31, 2012, 782,000 and 328,000 options, respectively, were not included in the EPS calculation as their impact was anti-dilutive. For the three and nine months ended December 31, 2011, 2.4 million options were not included in the EPS calculation as their impact was anti-dilutive.
4. ACQUISITIONS

On November 30, 2012 Booz Allen Hamilton Engineering Holding Co., LLC, a wholly owned subsidiary of the Company, acquired the Defense Systems Engineering and Support, or DSES, division of ARINC Incorporated, or ARINC, by acquiring 100% of the membership interests of ARINC Engineering Services, LLC, a wholly owned subsidiary of ARINC that owns DSES. DSES is a provider of advanced aviation and maritime engineering, advanced weapons modernization and sustainment, and advanced systems engineering and integration. DSES has approximately 900 employees. The acquisition aligns with the Company's strategic initiatives to expand existing engineering capabilities and defense market position.

The acquisition of DSES was accounted for under the acquisition method of accounting which requires the total purchase price consideration to be allocated to the assets acquired and liabilities assumed based on estimates of fair value. The Company paid approximately $155.1 million in cash to ARINC for DSES on November 30, 2012, which includes a preliminary purchase price per the agreement of $154.0 million and an estimated $1.1 million as a preliminary working capital adjustment. Under the terms of the purchase agreement, ARINC has ninety days after the closing date to provide DSES' final balance sheet and net working capital as of the closing date. The Company used preliminary information obtained in connection with the acquisition to complete the purchase price allocations related to the acquisition. The Company expects to recover an estimated $2.8 million from ARINC as the preliminary net working capital is lower than that paid. Therefore the Company has accounted for this return of consideration and the purchase price allocation was adjusted to assume a purchase price of $152.2 million. The final purchase price allocations will be completed after the information has been finalized and agreed upon by both parties of the transaction. Preliminary transaction costs were approximately $4.0 million, which were recorded as general and administrative expense as incurred.

    The following table represents the preliminary purchase price allocations of DSES' assets and liabilities at fair value:

Current assets	75,669
Current liabilities	(39,504)
Other tangible assets	3,683
Other liabilities	(300)
Goodwill	86,180
Identifiable intangible assets	26,500

The goodwill of $86.2 million is largely attributed to the specialized workforce and the expected synergies between the Company and DSES. Substantially all of the goodwill is expected to be deductible for tax purposes. The value attributed to the identifiable intangible assets of $26.5 million is expected to be amortized over the estimated useful life of 7 years.

Pursuant to the purchase agreement, the Company entered into a transition services agreement, or TSA, with ARINC. The TSA requires ARINC to provide certain support services to the Company for up to 12 months following November 30, 2012. Expenses incurred by the Company under the TSA are not material to the Company's consolidated results of operations.

On December 31, 2012 the Company closed an acquisition of an immaterial engineering services company that will also be accounted for using the acquisition method of accounting.

Proforma results of operations for these acquisitions are not presented because neither are material to the Company's consolidated results of operations.

5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
As of December 31, 2012 and March 31, 2012, goodwill was $1,276.6 million and $1,188.0 million, respectively. The increase in the carrying amount of goodwill is attributable to the Company's acquisitions as discussed in Note 4.

Intangible Assets
Intangible assets consisted of the following:

	As of December 31, 2012				As of March 31, 2012
	Gross Carrying Value	Additions	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets
Contract backlog	$160,615	$27,143	$136,988	$50,770	$160,615	$127,265	$33,350
Favorable leases	2,800	—	2,729	71	2,800	2,516	284
Total	$163,415	$27,143	$139,717	$50,841	$163,415	$129,781	$33,634

Unamortizable intangible assets
Trade name	$190,200	$—	$—	$190,200	$190,200	$—	$190,200
Total	$353,615	$27,143	$139,717	$241,041	$353,615	$129,781	$223,834
The addition to the carrying amount of contract backlog is attributable to the Company's acquisitions as discussed in Note 4. Intangible assets are primarily amortized on an accelerated basis over periods ranging from 5 years to 9 years. The weighted-average remaining period of amortization for all contract backlog is 5.6 years. The remaining balance for favorable leases will be fully amortized as of March 31, 2013.
Amortization expense for the three months ended December 31, 2012 and 2011 was $3.7 million and $4.1 million, respectively, and $9.9 million and $12.3 million for the nine months ended December 31, 2012 and 2011, respectively. Expected amortization expense for intangible assets for the remainder of the fiscal year ending March 31, 2013, and each of the fiscal years thereafter is as follows:

Fiscal Year Ending March 31,	Amount
2013 (three months)	$4,821
2014	14,915
2015	9,721
2016	8,751
2017	7,782
Thereafter	4,851
Total amortization expense	$50,841

6. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consisted of the following:

	December 31, 2012	March 31, 2012
Current
Accounts receivable–billed	$452,150	$436,314
Accounts receivable–unbilled	528,828	641,800
Allowance for doubtful accounts	(691)	(799)
Accounts receivable, net	980,287	1,077,315
Long-term
Unbilled receivables related to retainage and holdbacks	19,952	24,163
Total accounts receivable, net	$1,000,239	$1,101,478

The Company recognized a provision (benefit) for doubtful accounts of $(497,000) and $1.2 million for the three months ended December 31, 2012 and 2011, respectively, and $349,000 and $4.1 million for the nine months ended December 31, 2012 and 2011, respectively. Long-term unbilled receivables related to retainage, holdbacks, and long-term rate settlements to be billed at contract closeout are included in other long-term assets as accounts receivable in the accompanying condensed consolidated balance sheets.
7. ACCRUED COMPENSATION AND BENEFITS
Accrued compensation and benefits consisted of the following:

	December 31, 2012	March 31, 2012
Bonus	$47,226	$83,464
Retirement	161,318	86,723
Vacation	125,305	143,154
Stock-based compensation liability (Note 12)	49,317	8,936
Other	26,774	35,595
Total accrued compensation and benefits	$409,940	$357,872
Total accrued compensation and benefits includes a restructuring liability of $1.2 million at December 31, 2012 and $11.1 million at March 31, 2012, respectively.

8. DEBT
Debt consisted of the following:

	December 31, 2012		March 31, 2012
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Tranche A Loans	2.96%	$715,153	2.49%	$472,870
Tranche B Loans	4.50%	1,011,242	3.75%	492,555
Total		1,726,395		965,425
Less: Current portion of long-term debt		(51,031)		(42,500)
Long-term debt, net of current portion		$1,675,364		$922,925
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
The Credit Agreement requires quarterly principal payments of 1.25% of the stated principal amount of Tranche A Loans, with annual incremental increases to 1.875%, 2.50%, 3.125%, and 13.0%, prior to the Tranche A Loans' maturity date of December 31, 2017, and 0.25% of the stated principal amount of Tranche B Loans, with the remaining balance payable on the Tranche B Loans' maturity date of July 31, 2019. The revolving credit facility matures on December 31, 2017, at which time any outstanding principal balance is due in full. As of December 31, 2012 and March 31, 2012, there were no amounts outstanding on the revolving credit facility.

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
The total outstanding debt balance is recorded in the accompanying condensed consolidated balance sheets, net of unamortized discount of $12.0 million and $4.6 million as of December 31, 2012 and March 31, 2012, respectively.
As of December 31, 2012 and March 31, 2012, the Company was in compliance with all of its debt covenants.
9. INCOME TAXES
The Company’s effective income tax rate was 40.9% and 27.2% for the three months ended December 31, 2012 and 2011, respectively, and 40.2% and 26.4% for the nine months ended December 31, 2012 and 2011, respectively. The three and nine month effective tax rates of 40.9% and 40.2%, respectively, differ from the statutory rate of 35.0% due to state and foreign taxes and the effect of permanent rate differences, which primarily relate to meals and entertainment.
The Company is subject to taxes imposed by various taxing authorities including federal, state and foreign jurisdictions. Tax years related to state and foreign jurisdictions that remain open and subject to examination are not considered to be material, or will be indemnified under the merger agreement as described in the Company's Annual Report.

10. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company sponsors the Employees’ Capital Accumulation Plan, or ECAP, which is a qualified defined contribution plan that covers eligible U.S. and international employees. ECAP provides for distributions, subject to certain vesting provisions, to participants by reason of retirement, death, disability, or termination of employment. Total expense recognized under ECAP for the three months ended December 31, 2012 and 2011 was $54.9 million and $58.2 million, respectively, and $173.7 million and $172.9 million for the nine months ended December 31, 2012 and 2011, respectively. The Company-paid contributions for the three months ended December 31, 2012 and 2011 were $27.8 million and $26.2 million, respectively, and $99.1 million and $96.2 million for the nine months ended December 31, 2012 and 2011, respectively.
Defined Benefit Plan and Other Postretirement Benefit Plans
The Company maintains and administers a postretirement medical plan and a defined benefit retirement plan for current, retired, and resigned officers.
The components of net postretirement medical expense for the Officer Medical Plan were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Service cost	$973	$978	$2,919	$2,934
Interest cost	787	747	2,360	2,240
Total postretirement medical expense	$1,760	$1,725	$5,279	$5,174
As of December 31, 2012 and March 31, 2012, the unfunded status of the Officer Medical Plan was $68.0 million and $63.6 million, respectively, which is included in other long-term liabilities in the accompanying condensed consolidated balance sheets.
Total expense for the Company’s Retired Officers’ Bonus Plan was $186,000 and $217,000 for the three months ended December 31, 2012 and 2011, respectively, and $557,000 and $651,000 for the nine months ended December 31, 2012 and 2011, respectively. The Retired Officers’ Bonus Plan is an unfunded plan and contributions are made as benefits are paid. As of December 31, 2012 and March 31, 2012, the accumulated liability of $5.0 million and $4.6 million, respectively, included in other long-term liabilities in the accompanying condensed consolidated balance sheets is unfunded.

11. STOCKHOLDERS’ EQUITY
Common Stock
The common stock shares activity consisted of the following:

	Class A Common Stock	Class B Non-Voting Common Stock	Class C Restricted Common Stock	Class E Special Voting Common Stock	Treasury Stock
Balance at March 31, 2011	122,784,835	3,053,130	2,028,270	12,348,860	—
Issuance of common stock	1,080,245	—	—	—	—
Stock options exercised	3,799,989	—	—	(2,208,793)	—
Share exchange	1,061,255	(566,005)	(495,250)	—	—
Repurchase of common stock (1)	—	—	—	—	333,775
Balance at March 31, 2012	128,726,324	2,487,125	1,533,020	10,140,067	333,775
Issuance of common stock	1,068,818	—	—	—	—
Stock options exercised	4,845,436	—	—	(2,661,545)	—
Share exchange	1,325,359	(1,029,775)	(295,584)	—	—
Repurchase of common stock (2)	—	—	—	—	55,546
Balance at December 31, 2012	135,965,937	1,457,350	1,237,436	7,478,522	389,321

(1)
Reflects shares repurchased during the three months ended September 30, 2011 associated with the share surrender program that was limited to Rollover Options (see Note 12) that were required to be exercised between June 30, 2011 and September 15, 2011.

(2)	Reflects shares repurchased on July 2, 2012 to cover for the withholding taxes on restricted stock awards that vested on June 30, 2012.
For the Company's Employee Stock Purchase Plan, or ESPP, quarterly offering period that closed on December 31, 2012, 118,550 Class A Common Stock shares were purchased by employees under the ESPP. As of the program's inception, 905,355 shares have been purchased by employees.

12. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense recognized in the condensed consolidated statements of operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Cost of revenue	$1,548	$1,727	$5,643	$6,996
General and administrative expenses	3,948	4,273	14,220	17,452
Total	$5,496	$6,000	$19,863	$24,448
As of December 31, 2012, there was $25.3 million of total unrecognized compensation cost related to unvested stock-based compensation agreements. The unrecognized compensation cost as of December 31, 2012 is expected to be amortized over 4.5 years.
Officers’ Rollover Stock Plan
For the three and nine months ended December 31, 2012, 0 and 136,200 shares of Class C Restricted Common Stock, or Class C Restricted Stock, vested, respectively. Total compensation expense recorded in conjunction with all Class C Restricted Stock for the three months ended December 31, 2012 and 2011 was $59,000 and $144,000, respectively, and $252,000 and $884,000 for the nine months ended December 31, 2012 and 2011, respectively. Future compensation cost related to non-vested Class C Restricted Stock not yet recognized in the condensed consolidated statements of operations was $119,000, and is expected to be fully recognized by June 30, 2013.

A portion of the old stock rights held by Booz Allen Hamilton Inc.’s U.S. government consulting partners issued under the stock rights plan that existed for Booz Allen Hamilton Inc.’s officers prior to the merger transaction, as described in the Company’s Annual Report, were exchanged for new options, or Rollover Options. As of December 31, 2012, there were 7,244,094 Rollover Options outstanding, of which 1,879,375 were unvested. Total compensation expense recorded in conjunction with all Rollover Options for the three months ended December 31, 2012 and 2011 was $578,000 and $1.7 million, respectively, and $2.4 million and $8.8 million for the nine months ended December 31, 2012 and 2011, respectively. Future compensation cost related to non-vested Rollover Options not yet recognized in the condensed consolidated statements of operations was $1.2 million, and is expected to be fully recognized by June 30, 2013.
Equity Incentive Plan
On November 1, 2012, 110,000 options were granted under the EIP. The estimated fair value of our Class A Common Stock on November 1, 2012 at the time of the option grant, was $14.21.
As of December 31, 2012, there were 9,436,396 EIP options outstanding, of which 5,596,402 were unvested. Total compensation expense recorded in conjunction with EIP options for the three months ended December 31, 2012 and 2011 was $2.5 million and $2.8 million, respectively, and $8.8 million and $10.8 million for the nine months ended December 31, 2012 and 2011, respectively. Future compensation cost related to non-vested EIP options not yet recognized in the condensed consolidated statements of operations was $13.4 million, and is expected to be recognized over 4.5 years.
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
Total compensation expense recorded in conjunction with Class A Restricted Stock for the three months ended December 31, 2012 and 2011 was $2.3 million and $1.4 million respectively, and $6.1 million and $3.9 million for the nine months ended December 31, 2012 and 2011, respectively. Future compensation cost related to this award not yet recognized in the condensed consolidated statements of operations was $9.1 million and is expected to be recognized over 2.5 years.
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
Holders of the Rollover Options received a cash payment equal to the amount of the special dividend on the options' mandatory exercise date. On August 31, 2012 and December 31, 2012, Rollover Options holders received a dividend equivalent payment of $9.0 million and $12.0 million, respectively, related to the special dividends. Holders of EIP options with a pre-dividend exercise price less than $11.00 per share received a dividend equivalent equal to the amount of the special dividend payable on August 31, 2012 or the vesting of the EIP option, whichever is later. On August 31, 2012, vested outstanding EIP options received a dividend equivalent payment of $28.7 million related to the special dividends. All other EIP options were adjusted, based on authorization from the Board of Directors, by reducing the exercise price by $6.36 which is equal to the difference between the pre-dividend closing fair market value of our Class A Common Stock and the post-dividend opening fair market value of our Class A Common Stock as noted on the New York Stock Exchange. Payment of the dividend equivalents and adjustments to option exercise prices were accounted for as modifications resulting in incremental benefit to the option holders resulting in additional compensation expense of $3.8 million. Total compensation expense recorded in conjunction with the payment of the dividend equivalent to holders of unvested EIP options for the three and nine months ended December 31, 2012 was $117,000 and $2.3 million, respectively. Future compensation cost related to payment of the dividend equivalents to holders of EIP options not yet recognized in the statement of operations is $1.5 million and is expected to be recognized over 4.5 years.
On October 29, 2012, our Board of Directors authorized and declared a regular quarterly cash dividend in the amount of $0.09 per share. The quarterly dividend was paid on November 30, 2012 to stockholders of record on November 13, 2012.

The total payout of the dividend and the dividend equivalents have been presented as a financing activity within the Condensed Consolidated Statement of Cash Flows.

As of December 31, 2012 and March 31, 2012, the Company calculated a total recorded and unrecorded stock-based compensation liability of $106.9 million and $38.3 million, respectively, related to the special dividends paid in December 2009, June 2012, and August 2012, as follows:

	December 31, 2012			March 31, 2012
	EIP Options	Rollover Options	Total	EIP Options	Rollover Options	Total
Current portion of liability[1]	$—	$34,039	$34,039	$—	$8,939	$8,939
Long-term portion of liability[2]	13,909	47,924	61,833	—	27,724	27,724
	$13,909	$81,963	$95,872	$—	$36,663	$36,663
1 Included in accrued compensation and benefits (Note 7).
2 Included in other long-term liabilities.

As of December 31, 2012, $5.4 million related to Rollover Options and $5.6 million related to EIP Options will be recorded as liabilities as the related compensation expense is recognized over the next two quarters for Rollover Options and 4.5 years for EIP Options. As of March 31, 2012, there was a similar unrecognized liability of $1.6 million related to Rollover Options.

13. FINANCIAL INSTRUMENTS
The fair value of the Company's cash and cash equivalents, trade accounts receivable, and accounts payable approximates its carrying value at December 31, 2012 and March 31, 2012 because of the short-term nature of these amounts. The fair value of the Company's debt instruments approximates its carrying value at December 31, 2012 and March 31, 2012. The fair value of debt is determined based on interest rates available for debt with terms and maturities similar to the Company's existing debt arrangements.

14. RELATED-PARTY TRANSACTIONS
The Company is an affiliate of Carlyle, and from time to time, and in the ordinary course of business: (1) other Carlyle portfolio companies engage the Company as a subcontractor or service provider, and (2) the Company engages other Carlyle portfolio companies as subcontractors or service providers. Revenue and cost associated with these related parties for the three months ended December 31, 2012 were $78,000 and $58,000, respectively, and $423,000 and $386,000 for the nine months ended December 31, 2012, respectively. Revenue and cost associated with these related parties for the three months ended December 31, 2011 were $376,000 and $341,000, respectively, and $1.3 million and $1.2 million for the nine months ended December 31, 2011, respectively.
On July 31, 2008, the Company entered into a management agreement, or Management Agreement, with TC Group V US, L.L.C., or TC Group, a company affiliated with Carlyle. In accordance with the Management Agreement, TC Group provides the Company with advisory, consulting, and other services and the Company pays TC Group an aggregate annual fee of $1.0 million, plus expenses. For the three months ended December 31, 2012 and 2011, the Company incurred $250,000 in advisory fees. For the nine months ended December 31, 2012 and 2011, the Company incurred $750,000 in advisory fees.

15. COMMITMENTS AND CONTINGENCIES
Leases
As a result of the July 2008 merger transaction, as described in the Company’s Annual Report, the Company assigned a total of nine leases to Booz & Co. The facilities are located in New York, New York; Troy, Michigan; Florham Park, New Jersey; Parsippany, New Jersey; Houston, Texas; Chicago, Illinois; Cleveland, Ohio; Dallas, Texas; and London, England. Except for the Houston, Cleveland and Dallas leases, which expired, the Company remains liable under the terms of the original leases should Booz & Co. default on its obligations. There were no events of default under these leases as of December 31, 2012 or March 31, 2012. The maximum potential amount of undiscounted future payments is $27.6 million, and the leases expire at different dates between February 2013 and March 2017. Based on the Company’s assessment of the likelihood of future payment, no amounts have been recorded related to the Company’s contingent liability on such leases.
Government Contracting Matters
For the three and nine months ended December 31, 2012, approximately 99% of the Company’s revenue was generated from contracts with U.S. government agencies or other U.S. government contractors, and approximately 98% for the three and nine months ended December 31, 2011. Contracts with the U.S. government are subject to extensive legal and regulatory requirements and, from time to time and in the ordinary course of business, agencies of the U.S. government investigate whether the Company’s operations are conducted in accordance with these requirements and the terms of the relevant contracts by using investigative techniques such as subpoenas or civil investigative demands. U.S. government investigations of the Company, whether related to the Company’s U.S. government contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayments, fines, or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting. Management believes it has adequately reserved for any losses that may be experienced from any investigation of which it is aware. The Defense Contract Management Agency Administrative Contracting Officer has negotiated annual final indirect cost rates through fiscal year 2006. Audits of subsequent years may result in cost reductions and/or penalties. Management believes it has adequately reserved for any losses that may be experienced from any such reductions and/or penalties. As of December 31, 2012 and March 31, 2012, the Company has recorded a liability of approximately $149.9 million and $127.2 million, respectively, for its current best estimate of amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs incurred subsequent to fiscal year 2006.
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
Six former officers and stockholders who had departed the firm prior to July 31, 2008, the date on which we became majority owned by The Carlyle Group and certain of its affiliated investment funds, as described in the Company’s Annual Report, or the Acquisition, have filed a total of nine suits in various jurisdictions, with original filing dates ranging from July 3, 2008 through December 15, 2009 (three of which were amended on July 2, 2010 and then further amended into one consolidated complaint on September 7, 2010) against the Company and certain of the Company’s current and former directors and officers. Each of the suits arises out of the Acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the Acquisition. Some of the suits also allege that the Acquisition price paid to stockholders was insufficient. The various suits assert claims for breach of contract, tortious interference with contract, breach of fiduciary duty, civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations, violations of the Employee Retirement Income Security Act, and/or securities and common law fraud. Two of these suits have been dismissed with all appeals exhausted. Five of the remaining suits are pending in the United States District Court for the Southern District of New York, the sixth is pending in New York state court and the seventh is pending in the United States District Court for the Southern District of California. As of December 31, 2012 and March 31, 2012, the aggregate alleged damages sought in the seven remaining suits was approximately $348.7 million ($291.5 million of which is sought to be trebled pursuant to RICO) plus punitive damages, costs, and fees. Although the outcome of any of these cases is inherently uncertain and may be materially adverse, based on current information, management does not expect them to have a material adverse effect on our financial condition and results of operations.

16. SUBSEQUENT EVENTS
On January 29, 2013, our Board of Directors authorized and declared a regular quarterly cash dividend in the amount of $0.09 per share. The quarterly dividend is payable on February 28, 2013 to shareholders of record on February 11, 2013.

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
Overview
We are a leading provider of management and technology consulting services to the U.S. government in the defense, intelligence, and civil markets. Additionally, we provide management and technology consulting services to major corporations, institutions, and not for profit organizations. As the needs of our clients have grown more complex, we have developed deep expertise in strategy and organization, analytics, technology, engineering, and operations. Our acquisition of the Defense Systems Engineering and Support, or DSES, division of ARINC Incorporated, effective November 30, 2012, will further enhance our existing engineering capabilities and defense market position. Leveraging our 99-year consulting heritage and a talent base of approximately 24,800 people, we deploy our deep domain knowledge, functional expertise, and experience to help our clients achieve their objectives. We serve substantially all of the cabinet-level departments of the U.S. government. Our major clients include the Department of Defense, all branches of the U.S. military, the U.S. Intelligence Community, and civil agencies such as the Department of Homeland Security, the Department of Energy, the Department of Health and Human Services, the Department of the Treasury, and the Environmental Protection Agency. We support these clients in addressing complex and pressing challenges such as combating global terrorism, improving cyber capabilities, transforming the healthcare system, improving efficiency and managing change within the government, and protecting the environment.
We have a collaborative culture, supported by our operating model, which helps our professionals identify and respond to emerging trends across the markets we serve and deliver enduring results for our clients.
Financial and Other Highlights
Revenue decreased 3.5% from the three months ended December 31, 2011 to the three months ended December 31, 2012 and decreased 2.5% from the nine months ended December 31, 2011 to the nine months ended December 31, 2012. We continue to focus on cost reduction efforts and efficiency initiatives which includes effective management of our capacity and efficient management of our costs. Capacity management and other cost reduction activities continued throughout the current period, and may influence future periods, due to the continuing trends of fiscal uncertainty and cost cutting in our principal markets.  The outcome of these efforts in the three and nine months ended December 31, 2012 have resulted in a net decline in our headcount, which has led to declines in billable hours and therefore a decline in our direct labor.  Each of these factors directly results in revenue declines.  In this environment, we have also continued to focus on the effective deployment of our consulting staff to minimize the amount of time our staff spend on non-revenue producing activities.  This reduction in unbillable time along with efficient use of our indirect costs, contributes to lower indirect costs, and most importantly a lower ratio of indirect costs to direct labor.  Reductions in indirect costs have a direct correlation to a reduction of revenue recognized on our large portfolio of cost-reimbursable contracts. Substantially all of our revenue and backlog continues to be derived from services and solutions provided to client organizations across the U.S. government, primarily by our consulting staff and, to a lesser extent, our subcontractors. The mix of revenue generated by our consulting staff and subcontractors affects our operating margin, as the portion of our operating income derived from fees we earn on services provided by our subcontractors is significantly less than the operating income derived from direct consulting staff labor. The decline in our revenue described above was partially offset by revenue from our acquisition of DSES that closed on November 30, 2012.
Operating income grew 18.7% to $116.6 million in the three months ended December 31, 2012 from $98.2 million in the three months ended December 31, 2011, which reflects a 160 basis point increase in operating margin to 8.4% from 6.8% in the comparable periods. Operating income grew 15.0% to $333.4 million in the nine months ended December 31, 2012 from $290.0 million in the nine months ended December 31, 2011, which reflects a 120 basis point increase in operating margin to 7.9% from 6.7% in the comparable period. The improvement in operating margin was due to increased contract profitability due to disciplined cost management of indirect spending, as described above, as well as decreases in incentive compensation costs. Our effective management of other indirect costs and lower ratio of indirect costs to direct labor produces higher margins on our time-and-material contracts and ultimately produces higher margins on our fixed-price contracts. The factors contributing to the increased operating margin were partially offset by increases in depreciation expense due to facility expansion in previous years, causing a higher increase in depreciation for fiscal 2013, and transaction costs incurred in connection with the acquisition of DSES.
Cash provided by operations increased $146.9 million to $398.9 million for the nine months ended December 31, 2012 from $252.0 million for the nine months ended December 31, 2011. The increase in cash provided by operations was a result of overall profitability of our contracts, our ability to invoice and collect from clients in a timely manner, and our effective management of vendor payments.
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

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands, except share and per share data)	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Adjusted Operating Income
Operating Income	$116,596	$98,188	$333,361	$289,975
Certain stock-based compensation expense (a)	1,086	2,418	4,944	11,589
Amortization of intangible assets (b)	3,125	4,091	9,384	12,273
Transaction expenses (c)	—	—	2,725	—
Adjusted Operating Income	$120,807	$104,697	$350,414	$313,837
EBITDA & Adjusted EBITDA
Net income	$56,184	$62,860	$164,245	$189,328
Income tax expense	38,815	23,531	110,636	67,971
Interest and other, net	21,597	11,797	58,480	32,676
Depreciation and amortization	18,127	19,530	54,243	55,924
EBITDA	134,723	117,718	387,604	345,899
Certain stock-based compensation expense (a)	1,086	2,418	4,944	11,589
Transaction expenses (c)	—	—	2,725	—
Adjusted EBITDA	$135,809	$120,136	$395,273	$357,488
Adjusted Net Income
Net income	$56,184	$62,860	$164,245	$189,328
Certain stock-based compensation expense (a)	1,086	2,418	4,944	11,589
Transaction expenses (c)	—	—	2,725	—
Amortization of intangible assets (b)	3,125	4,091	9,384	12,273
Amortization or write-off of debt issuance costs and write-off of original issue discount	1,667	1,202	11,493	3,602
Net gain on sale of state and local transportation business (d)	—	—	—	(5,681)
Release of income tax reserves (e)	—	(11,085)	—	(35,133)
Adjustments for tax effect (f)	(2,351)	(3,084)	(11,419)	(10,985)
Adjusted Net Income	$59,711	$56,402	$181,372	$164,993
Adjusted Diluted Earnings Per Share
Weighted-average number of diluted shares outstanding	145,063,515	141,799,725	144,116,057	140,996,611
Adjusted Net Income Per Diluted Share (g)	$0.41	$0.40	$1.26	$1.17
Free Cash Flow
Net cash provided by operating activities	$9,186	$74,902	$398,934	$252,019
Less: Purchases of property and equipment	(6,282)	(21,918)	(20,657)	(65,558)
Free Cash Flow	$2,904	$52,984	$378,277	$186,461

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

(g)
Excludes an adjustment of approximately $475,000 and $9.0 million of net earnings for the three and nine months ended December 31, 2012, respectively, associated with the application of the two-class method for computing diluted earnings per share.

Recent Developments
The following recent developments occurred after December 31, 2012, which may cause our future results of operations to differ from our historical results of operations discussed under “— Results of Operations.”
On January 29, 2013, our Board of Directors authorized and declared a regular quarterly cash dividend in the amount of $0.09 per share. The quarterly dividend is payable on February 28, 2013 to shareholders of record on February 11, 2013.
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

•
Continued uncertainty around the timing, extent and nature of Congressional and other U.S. government action to address budgeting constraints and the U.S. government's ability to incur indebtedness in excess of its current limit and the U.S. deficit, including, in the absence of Congressional action to the contrary, material reductions in defense budgets resulting from the commencement on March 2, 2013 of automatic sequestration as required under the Budget Control Act of 2011 (as amended by the American Taxpayer Relief Act of 2012);

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

Sources of Revenue
Substantially all of our revenue is derived from services provided under contracts and task orders with the U.S. government, primarily by our consulting staff and, to a lesser extent, our subcontractors. Funding for our contracts and task orders is generally linked to trends in budgets and spending across various U.S. government agencies and departments. We provide services under a large portfolio of contracts and contract vehicles to a broad client base, and we believe that our diversified contract and client base lessens potential volatility in our business; however, a reduction in the amount of services that we are contracted to provide to the U.S. government or any of our significant U.S. government clients could have a material adverse effect on our business and results of operations. In particular, the Department of Defense is one of our significant clients, and the Budget Control Act of 2011 (as amended by the American Taxpayer Relief Act of 2012) could impose an estimated $500 billion to $600 billion in automatic federal defense spending cuts between 2013 and 2021 to the extent that automatic sequestration required by the act commences on March 2, 2013. A reduction in the amount of services that we are contracted to provide to the Department of Defense could have a material adverse effect on our business and results of operations, and given the uncertainty of how these automatic reductions may be applied, we are unable to predict the nature or magnitude of the potential adverse effect.
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
The table below presents the percentage of total revenue for each type of contract:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Cost-reimbursable (1)	58%	54%	57%	54%
Time-and-materials	27%	31%	28%	31%
Fixed-price (2)	15%	15%	15%	15%

(1)	Includes both cost-plus-fixed-fee and cost-plus-award-fee contracts.

(2)	Includes fixed-price level of effort contracts.

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
We generate revenue under our contracts and task orders through our provision of services as both a prime contractor and subcontractor, as well as from the provision of services by subcontractors under contracts and task orders for which we act as the prime contractor. The mix of these types of revenue affects our operating margin. Substantially all of our operating margin is derived from direct consulting staff labor, as the portion of our operating margin derived from fees we earn on services provided by our subcontractors is not significant. We view growth in direct consulting staff labor as the primary driver of earnings growth. Direct consulting staff labor growth is driven by consulting staff headcount growth, after attrition, and total backlog growth.
Our People
Revenue from our contracts is derived from services delivered by consulting staff and, to a lesser extent, from our subcontractors. Our ability to hire, retain, and deploy talent with skills appropriately aligned with client needs is critical to our ability to grow our revenue. We continuously evaluate whether our talent base is properly sized and appropriately compensated, and contains an optimal mix of skills to be cost competitive and meet the rapidly evolving needs of our clients.We seek to achieve that result through recruitment and management of capacity and compensation. As of December 31, 2012 and 2011, we employed approximately 24,800 and 25,800 people, respectively, of which approximately 22,400 and 23,300, respectively, were consulting staff. Our headcount as of December 31, 2012 is inclusive of the approximately 900 employees that joined us as a result of the DSES acquisition.

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
The following table summarizes the value of our contract backlog at the respective dates presented, which includes acquired backlog from the Company's acquisition of DSES made during the three months ended December 31, 2012:

	As of December 31
	2012	2011
	(In millions)
Backlog:
Funded	$3,152	$2,971
Unfunded (1)	3,614	3,717
Priced options	6,156	5,527
Total backlog	$12,922	$12,215

(1)
Reflects a reduction by management to the revenue value of orders for services under two existing single award ID/IQ contracts the Company has had for several years, based on an established pattern of funding under these contracts by the U.S. government.

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

We view growth in total backlog and consulting staff headcount as the two key measures of our potential business growth. Growing and deploying consulting staff is the primary means by which we are able to recognize profitable revenue growth. To the extent that we are able to hire additional consulting staff and deploy them against funded backlog, we generally recognize increased revenue. Total backlog, including backlog from the DSES acquisition of $1.53 billion, increased by 5.8% from December 31, 2011 to December 31, 2012. Funded backlog of $3.15 billion, including funded backlog from the DSES acquisition of $247.3 million, increased by 6.1% from December 31, 2011 to December 31, 2012. Conversions to funded backlog during the twelve months ended December 31, 2012, excluding the impact of funded backlog from acquisitions, totaled $5.7 billion in comparison to $6.0 billion for the comparable period, with the decrease due to a lower conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options. We report internally on our backlog on a monthly basis and review backlog upon occurrence of certain events to determine if any adjustments are necessary.

We cannot predict with any certainty the portion of our backlog that we expect to recognize as revenue in any future period and we cannot guarantee that we will recognize any revenue from our backlog. The primary risks that could affect our ability to recognize such revenue on a timely basis or at all are: program schedule changes, contract modifications, and our ability to assimilate and deploy new consulting staff against funded backlog; cost cutting initiatives and other efforts to reduce U.S. government spending, which could reduce or delay funding for orders for services; and delayed funding of our contracts due to delays in the completion of the U.S. government's budgeting process and the use of continuing resolutions by the U.S. government to fund its operations. Funded backlog includes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the funded backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a pre-determined expiration date such as the end of the U.S. government's fiscal year. The revenue value of orders included in funded backlog that has not been recognized as revenue due to period of performance expirations has not exceeded approximately 5.8% of funded backlog as of the end of any of the eight fiscal quarters preceding the fiscal quarter ended December 31, 2012. In our recent experience, none of the following additional risks have had a material negative effect on our ability to realize revenue from our funded backlog: the unilateral right of the U.S. government to cancel multi-year contracts and related orders or to terminate existing contracts for convenience or default; in the case of unfunded backlog, the potential that funding will not be made available; and, in the case of priced options, the risk that our clients will not exercise their options.
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

Critical Accounting Estimates and Policies
The Company has engaged in business acquisition activity. The accounting for business combinations requires management to make judgments and estimates of the fair value of assets acquired, including the identification and valuation of intangible assets, as well as liabilities and contingencies assumed. Such judgments and estimates directly impact the amount of goodwill recognized in connection with each acquisition, as goodwill presents the excess of the purchase price of an acquired business over the fair value of its net tangible and identifiable intangible assets.
Except for the above, there have been no material changes during the period covered by this Quarterly Report to the information disclosed in the Critical Accounting Estimates and Policies section in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report.
Results of Operations
We completed our acquisition of DSES on November 30, 2012. The operating results of DSES were included in our condensed consolidated statements of operations from the date of closing through December 31, 2012. The following table sets forth items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended December 31,		Percent	Nine Months Ended December 31,		Percent
	2012	2011	Change	2012	2011	Change
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
	(In thousands)			(In thousands)
Revenue	$1,392,695	$1,442,718	(3.5)%	$4,212,769	$4,318,598	(2.5)%
Operating costs and expenses:
Cost of revenue	692,920	729,977	(5.1)%	2,122,356	2,172,450	(2.3)%
Billable expenses	382,520	370,540	3.2%	1,114,424	1,143,641	(2.6)%
General and administrative expenses	182,532	224,483	(18.7)%	588,385	656,608	(10.4)%
Depreciation and amortization	18,127	19,530	(7.2)%	54,243	55,924	(3.0)%
Total operating costs and expenses	1,276,099	1,344,530	(5.1)%	3,879,408	4,028,623	(3.7)%
Operating income	116,596	98,188	18.7%	333,361	289,975	15.0%
Interest expense	(21,731)	(12,035)	80.6%	(50,788)	(36,523)	39.1%
Other, net	134	238	(43.7)%	(7,692)	3,847	(299.9)%
Income before income taxes	94,999	86,391	10.0%	274,881	257,299	6.8%
Income tax expense	38,815	23,531	65.0%	110,636	67,971	62.8%
Net income	$56,184	$62,860	(10.6)%	$164,245	$189,328	(13.2)%

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011
Revenue
Revenue decreased to $1,392.7 million from $1,442.7 million, or a 3.5% decrease. The decrease was primarily driven by a lower rate of indirect expenses which had a direct correlation to the reduction of revenue on our large portfolio of cost-reimbursable contracts. The lower rate of indirect expenses is primarily attributable to the cost reduction actions the Company implemented in late fiscal 2012 and continued focus on effective capacity and cost management, partially offset by revenue from the acquisition of DSES. Conversions to funded backlog during the twelve months ended December 31, 2012, excluding the impact of any funded backlog from acquisitions, totaled $5.7 billion in comparison to $6.0 billion for the comparable period, with the decrease due to challenging and uncertain market conditions which is contributing to a lower conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options.
Cost of Revenue
Cost of revenue decreased to $692.9 million from $730.0 million, or a 5.1% decrease. This decrease was primarily due to a decrease in salaries and salary related benefits of $32.6 million, a decrease in incentive compensation costs of $13.8 million, and a decrease in employer retirement plan contributions of $3.9 million. The decreases were offset by increases in other direct consulting staff expenses of $13.4 million. The decrease in incentive compensation costs was due to reduced headcount in the senior ranks associated with the cost restructuring plan that was implemented during fiscal 2012, and a decrease in the incentive compensation accrual rates in fiscal 2013 as compared to fiscal 2012 largely in response to lower revenue growth due to the challenging and uncertain market conditions for government contractors, which has had an impact on our achievement of our annual incentive plan targets. The decrease in employer retirement plan contributions was due to a decrease in the number of employees who completed one year of service and became eligible to participate in our defined contribution plan, the Employees' Capital Accumulation Plan, or ECAP. Cost of revenue as a percentage of revenue was 49.8% and 50.6% in the three months ended December 31, 2012 and 2011, respectively.
Billable Expenses
Billable expenses increased to $382.5 million from $370.5 million, or a 3.2% increase. This increase was primarily due to increases in subcontractor-related expenses of $25.2 million offset by decreases in other billable expenses of $13.2 million incurred to perform on contracts. The increase in direct subcontractor-related expenses was in support of growth on existing and new contracts and task orders during the three months ended December 31, 2012. Billable expenses as a percentage of revenue were 27.5% and 25.7% in the three months ended December 31, 2012 and 2011, respectively.

General and Administrative Expenses
General and administrative expenses decreased to $182.5 million from $224.5 million, or an 18.7% decrease. This decrease was primarily due to a decrease of $36.0 million in other business-related expenses and professional fees attributable to the Company's disciplined management of corporate-related expenditures, a decrease in salaries and salary-related benefits of $3.7 million, and a decrease in incentive compensation costs of $2.3 million. The decrease in incentive compensation costs was due to reduced headcount in the senior ranks associated with the cost restructuring plan that was implemented during fiscal 2012, and a decrease in the incentive compensation accrual rates in fiscal 2013 as compared to fiscal 2012 for the same reasons described above under Cost of Revenue. General and administrative expenses as a percentage of revenue were 13.1% and 15.6% for the three months ended December 31, 2012 and 2011, respectively.
Depreciation and Amortization
Depreciation and amortization decreased to $18.1 million from $19.5 million, or a 7.2% decrease. This decrease was primarily due to decreased capital expenditures due to the additional facility expansion to support the increase in headcount in fiscal 2012.
Interest Expense
Interest expense increased to $21.7 million from $12.0 million, or an 80.6% increase, primarily due to debt incurred in connection with the Recapitalization Transaction consummated on July 31, 2012, offset slightly by a decrease in the interest expense related to the deferred payment obligation due to payments made by the Company.
Income Tax Expense
Income tax expense increased to $38.8 million from $23.5 million or a 65.0% increase. The effective tax rate increased from 27.2% to 40.9% primarily due to the release of uncertain tax position reserves in the prior year.

Nine Months Ended December 31, 2012 Compared to Nine Months Ended December 31, 2011
Revenue
Revenue decreased to $4,212.8 million from $4,318.6 million, or a 2.5% decrease. The decrease was primarily driven by a decrease in revenue attributable to billable expenses and a lower rate of indirect expenses which has a direct correlation to the reduction of revenue on our large portfolio of cost reimbursable contracts. The lower rate of indirect expenses is primarily attributable to the cost reduction actions the Company implemented in late fiscal 2012 and continued focus on effective capacity and cost management, partially offset by revenue from the acquisition of DSES. Conversions to funded backlog during the twelve months ended December 31, 2012, excluding the impact of any funded backlog from acquisitions, totaled $5.7 billion in comparison to $6.0 billion for the comparable period, with the decrease due to challenging and uncertain market conditions which is contributing to a lower conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options.
Cost of Revenue
Cost of revenue decreased to $2,122.4 million from $2,172.5 million, or a 2.3% decrease. This decrease was primarily due to a decrease in salaries and salary related benefits of $54.4 million and a decrease of $13.8 million in incentive compensation costs, offset by an increase in other direct consulting staff expenses of $21.2 million. The decrease in incentive compensation costs was due to reduced headcount in the senior ranks associated with the cost restructuring plan that was implemented during fiscal 2012, and a decrease in the incentive compensation accrual rates in fiscal 2013 as compared to fiscal 2012 largely in response to lower revenue growth due to the challenging and uncertain market conditions for government contractors, which has had an impact on our achievement of our annual incentive plan targets. Cost of revenue as a percentage of revenue was 50.4% and 50.3% in the nine months ended December 31, 2012 and 2011, respectively.
Billable Expenses
Billable expenses decreased to $1,114.4 million from $1,143.6 million, or a 2.6% decrease. This decrease was primarily due to decreases in other billable expenses of $30.4 million incurred to perform on contracts offset by increases in subcontractor-related expenses of $1.2 million. The increase in direct subcontractor-related expenses was in support of growth on existing and new contracts and task orders during the nine months ended December 31, 2012. Billable expenses as a percentage of revenue were 26.5% in the nine months ended December 31, 2012 and 2011.
General and Administrative Expenses
General and administrative expenses decreased to $588.4 million from $656.6 million, or a 10.4% decrease. This decrease was primarily due to a decrease of $58.1 million in other business-related expenses and professional fees attributable to the Company's disciplined management of corporate-related expenditures, a decrease of $8.8 million in salaries and salary-related benefits, a decrease in stock-based compensation of $3.3 million, and a decrease of $0.6 million in incentive compensation costs. The decrease in incentive compensation costs was due to reduced headcount in the senior ranks associated with the cost restructuring plan that was implemented during fiscal 2012, and a decrease in the incentive compensation accrual rates in fiscal 2013 as compared to fiscal 2012 for the same reasons described above under Cost of Revenue. These decreases were offset by an increase of $2.5 million in employer retirement plan contributions due to an increase in the number of employees who completed one year of service and became eligible to participate in our defined contribution plan, the ECAP. General and administrative expenses as a percentage of revenue were 14.0% and 15.2% for the nine months ended December 31, 2012 and 2011, respectively.
Depreciation and Amortization
Depreciation and amortization decreased to $54.2 million from $55.9 million, or a 3.0% decrease. This decrease in depreciation and amortization expense was primarily due to a decrease of $2.3 million in the amortization of our intangible assets, which includes below market rate leases and contract backlog that were recorded in connection with the Acquisition, as described in our Annual Report, and are amortized based on contractual lease terms and projected future cash flows, respectively, thereby reflecting higher amortization expense initially and declining expense in subsequent periods. Intangible asset amortization expense decreased to $9.9 million for the nine months ended December 31, 2012 compared to $12.3 million for the nine months ended December 31, 2011.
Interest Expense
Interest expense increased to $50.8 million from $36.5 million, or a 39.1% increase, primarily due to debt incurred in connection with the Recapitalization Transaction consummated on July 31, 2012, offset slightly by a decrease in the interest expense related to the Deferred Payment Obligation, or DPO, due to payments made by the Company.
Income Tax Expense
Income tax expense increased to $110.6 million from $68.0 million or a 62.8% increase. The effective tax rate increased from 26.4% to 40.2% primarily due to the release of uncertain tax position reserves in the prior year.
Liquidity and Capital Resources
We have historically been able to generate sufficient cash to fund our operations, debt payments, capital expenditures, and discretionary funding needs. We had $317.6 million and $484.4 million in cash and cash equivalents as of December 31, 2012 and March 31, 2012 respectively, and our debt totaled $1,726.4 million and $965.4 million as of December 31, 2012 and March 31, 2012 respectively. Due to fluctuations in cash flows and the growth in operations, it may be necessary from time to time in the future to borrow under our senior secured loan facilities to meet cash demands. We anticipate that cash provided by operating activities, cash and cash equivalents, and borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash requirements for the next twelve months, which primarily include:

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
On November 30, 2012 the Company acquired DSES for approximately $155.1 million in cash. Additionally, on December 31, 2012 the Company acquired an engineering services company for an immaterial amount.
Effective July 31, 2012, the Company consummated the Recapitalization Transaction whereby our debt under the new senior credit facilities total $1.75 billion ($725 million Tranche A and $1,025 million Tranche B) and includes a $500 million revolving credit facility. See "-- Indebtedness."
On December 12, 2011, the Board of Directors approved a $30.0 million share repurchase program, to be funded from cash on hand. As of December 31, 2012, no shares have been repurchased under the program.

During the three and nine months ended December 31, 2012, we declared recurring cash dividends totaling $12.2 million ($0.09 per share) and $36.3 million ($0.27 per share). Additionally, during the nine months ended December 31, 2012, we declared special cash dividends totaling $1,112.1 million ($8.00 per share). No cash dividends were declared for the three and nine months ended December 31, 2011.

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
Associated with the payment of the dividends, and in connection with the authorization of the special dividends, the Company paid accrued interest on the DPO of $4.0 million for the nine months ended December 31, 2012. No such payments were made for the same periods in fiscal 2012.
On January 29, 2013, our Board of Directors authorized and declared a regular quarterly cash dividend in the amount of $0.09 per share. The quarterly dividend is payable on February 28, 2013 to shareholders of record on February 11, 2013.
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
Accounts receivable is the principal component of our working capital and is generally driven by revenue growth with other short-term fluctuations related to the payment practices of our clients. Our accounts receivable reflect amounts billed to our clients as of each balance sheet date. Our clients generally pay our invoices within 30 days of the invoice date. At any month-end, we also include in accounts receivable the revenue that was recognized in the preceding month, which is generally billed early in the following month. Finally, we include in accounts receivable amounts related to revenue accrued in excess of amounts billed, primarily on our fixed-price and cost-plus-award-fee contracts. The total amount of our accounts receivable can vary significantly over time, but is generally sensitive to revenue levels. Total accounts receivable (billed and unbilled combined, net of allowance for doubtful accounts) days sales outstanding, which we calculate by dividing total accounts receivable by revenue per day during the relevant fiscal quarter, was 63 as of December 31, 2012 and 65 as of March 31, 2012.
The table below sets forth our net cash flows for the periods presented:

	Nine Months Ended December 31,
	2012	2011
	(Unaudited)	(Unaudited)
	(In thousands)
Net cash provided by operating activities	$398,934	$252,019
Net cash used in investing activities	(178,027)	(42,226)
Net cash (used in) / provided by financing activities	(387,697)	2,603
Total (decrease) / increase in cash and cash equivalents	$(166,790)	$212,396
Net Cash from Operating Activities
Net cash from operations is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from clients in a timely manner, and our ability to manage our vendor payments. Net cash provided by operations was $398.9 million in the nine months ended December 31, 2012 compared to $252.0 million in the same prior year period, or a 58.3% increase. The increase in net cash provided by operations was primarily due to a higher volume in cash collections during the U.S. government's fiscal year end, which resulted in a decrease in accounts receivable. Our higher cash collections were due to more timely payments by our customers than in the same prior year period, due in part to the U.S. Government's Office of Management and Budget's July 2012 temporary requirement to pay Department of Defense prime contractors within 15 days, which allows small business contractors and subcontractors to receive payments earlier. As a result, we experienced earlier receipt of monies than in the same prior year period.
Net Cash from Investing Activities
Net cash used in investing activities was $178.0 million in the nine months ended December 31, 2012 compared to $42.2 million in the same prior year period, or a 321.6% increase. The increase in net cash used in investing activities was primarily due to the $155.1 million in cash paid to ARINC for the acquisition of DSES on November 30, 2012.
Net Cash from Financing Activities
Net cash used in financing activities was $387.7 million in the nine months ended December 31, 2012 compared to net cash provided by financing activities of $2.6 million in the same prior year period. The increase in net cash used in financing activities was primarily due to the payment of regular and special dividends and associated dividend equivalents, partially offset by the net proceeds of the Recapitalization Transaction.
Indebtedness
Our debt totaled $1,726.4 million and $965.4 million as of December 31, 2012 and March 31, 2012, respectively. The interest rate in effect for Tranche A was 2.96% and for Tranche B was 4.50% as of December 31, 2012. The interest rate in effect under our prior credit facility was 2.49% and 3.75% for loans under Tranche A and Tranche B, respectively, as of March 31, 2012. As of December 31, 2012 and March 31, 2012, there were no amounts outstanding under our revolving credit facilities of $500 million and $275 million respectively. As of December 31, 2012 the Company was in compliance with all of its financial covenants under its credit facilities.

On July 31, 2012, the Company consummated the Recapitalization Transaction, which included the refinancing and termination of the Company's existing senior secured credit agreement with the proceeds of the borrowings under the Company's new senior secured credit agreement. Additionally the net proceeds of the recapitalization were used to pay the special dividend on August 31, 2012, as described above under Liquidity and Capital Resources. The new senior secured credit agreement, or the Credit Agreement, provided the Company with a $725.0 million Term Loan A tranche and a $1,025.0 million Term Loan B tranche, and a $500.0 million revolving credit facility with a $100.0 million sublimit for letters of credit.

Absent any prepayment accelerations of Debt Issuance Costs, or DIC, or the effect of changes in interest rates, the following table summarizes the estimated annual amortization expense of DIC using the effective interest rate method:

	DIC Amortization Expense
	Total	2013	2014	2015	2016	2017	Thereafter
	(in thousands)
Tranche A Loans	$12,033	$749	$2,988	$2,839	$2,604	$2,178	$675
Tranche B Loans	11,522	383	1,589	1,643	1,715	1,775	4,417
Revolver	9,790	483	1,957	1,957	1,962	1,957	1,474
Total	$33,345	$1,615	$6,534	$6,439	$6,281	$5,910	$6,566
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

The loans under the Credit Agreement are secured by substantially all of our assets and none of such assets will be available to satisfy the claims of our general creditors. The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following, in each case subject to certain exceptions: a maximum net total leverage ratio; a minimum net interest coverage ratio; limitations on indebtedness and liens; mergers, consolidations or amalgamations, or liquidations, wind-ups or dissolutions; dispositions of property; restricted payments; investments; transactions with affiliates; sale and lease back transactions; change in fiscal periods; negative pledges; restrictive agreements; limitations on line of business; limitations on speculative hedging and limitations on changes of names and jurisdictions. In addition, we are required to meet certain financial covenants at each quarter end, namely Consolidated Net Total Leverage and Consolidated Net Interest Coverage Ratios. As of December 31, 2012 we were compliant with these covenants.
Capital Structure and Resources
Our stockholders’ equity amounted to $184.5 million as of December 31, 2012, a decrease of $1,000.7 million compared to stockholders’ equity of $1,185.2 million as of March 31, 2012, primarily due to the payment of special dividends on June 29, 2012 and August 31, 2012, offset by the net increase for the nine month period from common stock issuances, stock option exercises, net income of $164.2 million in the nine months ended December 31, 2012, and stock-based compensation expense of $19.9 million.
Off-Balance Sheet Arrangements
As of December 31, 2012, we did not have any off-balance sheet arrangements.

Capital Expenditures
Since we do not own any of our facilities, our capital expenditure requirements primarily relate to the purchase of computers, business systems, furniture, and leasehold improvements to support our operations. Direct facility and equipment costs billed to clients are not treated as capital expenses. Our capital expenditures for the nine months ended December 31, 2012 and 2011 were $20.7 million and $65.6 million, respectively, and the majority of such capital expenditures related to facilities infrastructure, equipment, and information technology. Expenditures for facilities infrastructure and equipment are generally incurred to support new and existing programs across our business. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure.

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
These risks and other factors include: cost cutting and efficiency initiatives and other efforts to reduce U.S. government spending, including automatic sequestration required by the Budget Control Act of 2011 (as amended by the American Taxpayer Relief Act of 2012), which could reduce or delay funding for orders for services especially in the current political environment; delayed funding of our contracts due to delays in the completion of the U.S. government's budgeting process and the use of continuing resolutions by the U.S. government to fund its operations or related changes in the pattern or timing of government funding and spending; continued uncertainty around the timing, extent and nature of Congressional and other U.S. government action to address budgeting constraints and the U.S. government's ability to incur indebtedness in excess of its current limit and the U.S. deficit; any issue that compromises our relationships with the U.S. government or damages our professional reputation; changes in U.S. government spending and mission priorities that shift expenditures away from agencies or programs that we support; the size of our addressable markets and the amount of U.S. government spending on private contractors; failure to comply with numerous laws and regulations; our ability to compete effectively in the competitive bidding process and delays caused by competitors' protests of major contract awards received by us; the loss of General Services Administration Multiple Award schedule contracts, or GSA schedules, or our position as prime contractor on government-wide acquisition contract vehicles, or GWACs; changes in the mix of our contracts and our ability to accurately estimate or otherwise recover expenses, time, and resources for our contracts; our ability to generate revenue under certain of our contracts; our ability to realize the full value of our backlog and the timing of our receipt of revenue under contracts included in backlog; changes in estimates used in recognizing revenue; an inability to attract, train, or retain employees with the requisite skills, experience, and security clearances; an inability to hire, assimilate, and deploy enough employees to serve our clients under existing contracts; an inability to timely and effectively utilize our employees; failure by us or our employees to obtain and maintain necessary security clearances; the loss of members of senior management or failure to develop new leaders; misconduct or other improper activities from our employees or subcontractors; increased competition from other companies in our industry; failure to maintain strong relationships with other contractors; inherent uncertainties and potential adverse developments in legal or regulatory proceedings, including litigation, audits, reviews, and investigations, which may result in materially adverse judgments, settlements, withheld payments, penalties, or other unfavorable outcomes including debarment, as well as disputes over the availability of insurance or indemnification; internal system or service failures and security breaches, including, but not limited to, those resulting from external cyber attacks on our network and internal systems; risks related to changes to our operating structure, capabilities, or strategy intended to address client needs, grow our business or respond to market developments; risks associated with new relationships, clients, capabilities, and service offerings in our U.S. and international businesses; failure to comply with special U.S. government laws and regulations relating to our international operations; risks related to our indebtedness and credit facilities which contain financial and operating covenants; the adoption by the U.S. government of new laws, rules, and regulations, such as those relating to organizational conflicts of interest issues; our ability to realize the expected benefits from our acquisition of the DSES division of ARINC Incorporated; risks related to future acquisitions; an inability to utilize existing or future tax benefits, including those related to our stock-based compensation expense, for any reason, including a change in law; variable purchasing patterns under U.S. government GSA schedules, blanket purchase agreements and indefinite delivery, indefinite quantity, or ID/IQ, contracts; and other risks and factors described in Part II, “Item 1A. Risk Factors” and elsewhere in this Quarterly Report.
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
Six former officers and stockholders who had departed the firm prior to July 31, 2008, the date on which we became majority owned by The Carlyle Group and certain of its affiliated investment funds, as described in the Company’s Annual Report, or the Acquisition, have filed a total of nine suits in various jurisdictions, with original filing dates ranging from July 3, 2008 through December 15, 2009 (three of which were amended on July 2, 2010 and then further amended into one consolidated complaint on September 7, 2010), against us and certain of our current and former directors and officers. Each of the suits arises out of the Acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the Acquisition. Some of the suits also allege that the Acquisition price paid to stockholders was insufficient. The various suits assert claims for breach of contract, tortious interference with contract, breach of fiduciary duty, civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations, violations of the Employee Retirement Income Security Act, or ERISA, and/or securities and common law fraud. Two of these suits have been dismissed with all appeals exhausted. Five of the remaining suits are pending in the United States District Court for the Southern District of New York, the sixth is pending in New York state court, and the seventh is pending in the United States District Court for the Southern District of California. The aggregate alleged damages sought in these seven remaining suits is approximately $348.7 million ($291.5 million of which is sought to be trebled pursuant to RICO), plus punitive damages, costs, and fees. Although the outcome of any of these cases is inherently uncertain and may be materially adverse, based on current information, management does not expect them to have a material adverse effect on our financial condition and results of operations.

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

101
The following materials from Booz Allen Hamilton Holding Corporation’s Quarterly Report on Form 10-Q for the three months ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2012 and 2011; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2012 and 2011; (iii) Condensed Consolidated Balance Sheets at December 31, 2012 and March 31, 2012; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2012 and 2011; and (v) Notes to Condensed Consolidated Financial Statements.**

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

Booz Allen Hamilton Holding Corporation
Registrant

Date: January 30, 2013	By:	/s/ Samuel R. Strickland
Samuel R. Strickland Executive Vice President Chief Financial Officer, Chief Administrative Officer and Director (Principal Financial and Accounting Officer)