Form 10-Q/A
period 2012-12-31
Booz Allen Hamilton Holding Corp
filed 2013-03-25
CIK 1443646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1 to Form 10-Q

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Booz Allen Hamilton Holding Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2012, filed with the Securities and Exchange Commission on January 30, 2013 (the “Form 10-Q”), is solely to provide disclosure under Part II. “Other Information”, Item 5. “Other Information” of the Form 10-Q.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and, except as described above, does not modify or update in any way disclosures made in the original Form 10-Q.

Part II. Other Information

Item 5. Other Information

Disclosure under Section 13(r) of the Exchange Act

Under Section 13(r) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as added by the Iran Threat Reduction and Syrian Human Rights Act of 2012 (the “Act”), we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” (as defined in Rule 12b-2 under the Exchange Act) knowingly engage in certain specified activities during the period covered by the report. Because the Securities and Exchange Commission (“SEC”) defines the term “affiliate” broadly, our affiliates include any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). The Carlyle Group L.P. (“Carlyle”), an entity that may be considered to be affiliated with us, has informed us that it has included disclosure (the “Applus Disclosure”), the text of which is reproduced below, relating to certain activities of Applus Servicios Technologicos S.L.U. (“Applus”) (a European company which may be considered an affiliate of Carlyle) in its Annual Report on Form 10-K as filed with the SEC on March 14, 2013 as required by Section 219 of the Act and Section 13(r) of the Exchange Act. Applus may be deemed to be under common control with us, but this statement is not meant to be an admission that common control exists. We have no involvement in, or control over, the activities of Carlyle or Applus, any of their subsidiaries or any of their affiliated entities, and we have not independently verified or participated in the preparation of the Applus Disclosure. The Applus Disclosure does not relate to any activities conducted by us and does not involve us or our management.

“We [Carlyle] have been advised by Applus Servicios Technologicos S.L.U. (“Applus”), a European company in which our private equity funds have invested and which may be considered our affiliate, that in 2012, a subsidiary of Applus provided certain services to customers that could be affiliated with the Industrial Development and Renovation Organization (IDRO), which has been designated as an agency of the Government of Iran. For 2012, gross revenue attributable to such sales was €1,189,532 with estimated net profits to Applus of approximately €200,000. At this time, we are unable to determine whether the IDRO, directly or indirectly, controls these customers. Although these activities were not prohibited by U.S. law at the time they were conducted, Applus has advised us that its subsidiary has discontinued its dealings with such customers, other than limited wind-down activities (which are permissible), and that it does not otherwise intend to continue or enter into any Iran-related activity.”

Item 6. Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Booz Allen Hamilton Holding Corporation Registrant

	By:	/s/ Samuel R. Strickland
Date: March 25, 2013		Samuel R. Strickland
Executive Vice President Chief Financial Officer, Chief Administrative Officer and Director (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

5