Form 10-K
period 2013-03-31
Booz Allen Hamilton Holding Corp
filed 2013-05-23
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-K
 ___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2013

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
__________________
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of September 30, 2012, the market value of the voting and non-voting common equity held by non-affiliates based on the closing price as of that day was $500,465,332.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of May 14, 2013
Class A Common Stock	136,350,016
Class B Non-Voting Common Stock	1,447,600
Class C Restricted Common Stock	1,224,319
Class E Special Voting Common Stock	7,478,522

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders scheduled for August 1, 2013 are incorporated by reference into Part III.

INTRODUCTORY NOTE
Unless the context otherwise indicates or requires, as used in this Annual Report on Form 10-K for the fiscal year ended March 31, 2013 references to: (i) “we,” “us,” “our” or our “company” refer to Booz Allen Hamilton Holding Corporation, its consolidated subsidiaries and predecessors; (ii) “Booz Allen Holding” refers to Booz Allen Hamilton Holding Corporation exclusive of its subsidiaries; (iii) “Booz Allen Investor” refers to Booz Allen Hamilton Investor Corporation, a wholly-owned subsidiary of Booz Allen Holding; (iv) “Booz Allen Hamilton” refers to Booz Allen Hamilton Inc., our primary operating company and a wholly-owned subsidiary of Booz Allen Holding; and (v) “fiscal,” when used in reference to any twelve-month period ended March 31, refers to our fiscal years ended March 31. Unless otherwise indicated, information contained in this Annual Report is as of March 31, 2013. We have made rounding adjustments to reach some of the figures included in this Annual Report and, unless otherwise indicated, percentages presented in this Annual Report are approximate.
Cautionary Note Regarding Forward-Looking Statements
Certain statements contained or incorporated in this Annual Report include forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “forecasts,” “expects,” “intends,” “plans,” “anticipates,” “projects,” “outlook,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “preliminary,” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. These forward-looking statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. These risks and other factors include:

•
cost cutting and efficiency initiatives, budget reductions, Congressionally mandated automatic spending cuts, and other efforts to reduce U.S. government spending, including automatic sequestration required by the Budget Control Act of 2011 (as amended by the American Taxpayer Relief Act of 2012), which could reduce or delay funding for orders for services especially in the current political environment;

•
delayed funding of our contracts due to delays in the completion of the U.S. government’s budgeting process and the use of continuing resolutions by the U.S. government to fund its operations or related changes in the pattern or timing of government funding and spending (including potential cuts associated with sequestration or other budgetary cuts made in lieu of sequestration);

•
current uncertainty around the timing, extent, and nature of Congressional and other U.S. government action to address budgetary constraints, the U.S. government's ability to incur indebtedness in excess of its current limit and the U.S. deficit;

•	any issue that compromises our relationships with the U.S. government or damages our professional reputation;

•
changes in U.S. government spending, including a continuation of efforts by the U.S. government to decrease spending for management support service contracts, and mission priorities that shift expenditures away from agencies or programs that we support;

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

•	internal system or service failures and security breaches, including, but not limited to, those resulting from external cyber attacks on our network and internal systems;

•	risks related to changes to our operating structure, capabilities, or strategy intended to address client needs, grow our business or respond to market developments;

•	risks associated with new relationships, clients, capabilities, and service offerings in our U.S. and international businesses;

•	failure to comply with special U.S. government laws and regulations relating to our international operations;

•	risks related to our indebtedness and credit facilities which contain financial and operating covenants;

•	the adoption by the U.S. government of new laws, rules, and regulations, such as those relating to organizational conflicts of interest issues;

•	our ability to realize the expected benefits from our acquisition of the DSES division of ARINC Incorporated; risks related to future acquisitions;

•	an inability to utilize existing or future tax benefits, including those related to stock-based compensation expense, for any reason, including a change in law;

•	variable purchasing patterns under U.S. government GSA schedules, blanket purchase agreements and indefinite delivery, indefinite quantity, or ID/IQ, contracts; and

•	other risks and factors listed under “Item 1A. Risk Factors” and elsewhere in this Annual Report.
In light of these risks, uncertainties, and other factors, the forward-looking statements might not prove to be accurate and you should not place undue reliance upon them. All forward-looking statements speak only as of the date made and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

Item 1.	Business
Overview
We are a leading provider of management and technology consulting services to the U.S. government in the defense, intelligence, and civil markets. We are further developing the scope and scale of our engineering services capabilities that we provide to our U.S. government clients. Additionally, we provide our management and technology consulting services to major corporations, institutions, and not-for-profit organizations.
We are a well-known, trusted and long-term partner to our clients, who seek our expertise and objective advice to address their most important and complex problems. Leveraging our 99-year consulting heritage and a talent base of approximately 24,500 people, we deploy our deep domain knowledge, functional expertise, and experience to help our clients achieve their objectives. We have a collaborative culture, supported by our operating model, which helps our professionals identify and respond to emerging trends across the markets we serve and deliver enduring results for our clients.
We were founded in 1914 by Edwin Booz, one of the pioneers of management consulting. In 1940, we began serving the U.S. government by advising the Secretary of the Navy in preparation for World War II. As the needs of our clients have grown more complex, we have expanded beyond our management consulting foundation to develop deep expertise in technology, engineering, and analytics. Today, we serve substantially all of the cabinet-level departments of the U.S. government. Our major clients include the Department of Defense, all branches of the U.S. military, the U.S. Intelligence Community, and civil agencies such as the Department of Homeland Security, the Department of Energy, the Department of Health and Human Services, the Department of the Treasury, and the Environmental Protection Agency. We support these clients in addressing complex and pressing challenges such as combating global terrorism, improving cyber capabilities, transforming the healthcare system, improving efficiency and managing change within the government, and protecting the environment. In the commercial sector, we serve U.S. clients primarily in the financial services, healthcare, and energy markets, and international clients, primarily in the Middle East.
We have strong and longstanding relationships with a diverse group of clients at all levels of the U.S. government. During fiscal 2013, we derived 99% of our revenue from services under more than 5,700 contracts and task orders. The single largest entity that we served in fiscal 2013 was the U.S. Army, which represented approximately 16% of our revenue in that period. We derived 91% of our revenue in fiscal 2013 from engagements for which we acted as the prime contractor. Also during fiscal 2013, we achieved an overall win rate of 56% on new contracts and task orders for which we competed and a win rate of more than 89% on re-competed contracts and task orders for existing or related business. As of March 31, 2013, our total backlog, including funded, unfunded, and priced options, was $11.8 billion, an increase of 9.5% in total backlog with a 13% decrease in funded backlog over March 31, 2012.
We attribute the strength of our client relationships, the commitment of our people, and our strong financial position to our management consulting heritage and collaborative culture, which instills our relentless focus on delivering value and enduring results to our clients. We operate our business as a single profit center, which drives our ability to collaborate internally and compete externally. Our operating model is built on (1) our dedication to client service, which focuses on leveraging our experience and knowledge to provide differentiated insights, (2) our partnership-style culture and compensation system, which fosters collaboration and the efficient allocation of our people across markets, clients, and opportunities, (3) our career progression and people development model, which reinforces the alignment of our people with our collaborative culture, core values, and ethics, and (4) our approach to the market, which leverages our matrix of deep domain expertise in the defense, intelligence, and civil government markets and commercial markets with our strong functional capabilities spanning management consulting and mission operations and technology and engineering.
We believe that the U.S. government is the world's largest consumer of management and technology consulting services. The U.S. government's budget for the fiscal year ended September 30, 2012 was close to $4 trillion, excluding authorizations from Overseas Contingency Operations and supplemental funding for the Department of Defense. Of this amount, $1 trillion was for discretionary budget authority, including $531 billion for the Department of Defense and U.S. Intelligence Community and $549 billion for civil agencies. Based on data from the Federal Procurement Data System, approximately $513 billion of the U.S. government fiscal year 2012 discretionary outlays were for non- American Recovery and Reinvestment Act of 2009 and non-intelligence agency funding-related products and services procured from private contractors. We estimate that $102 billion of the spending directed towards private contractors in U.S. government fiscal year 2012 was for management and technology consulting services, with $62 billion spent by the Department of Defense and $41 billion spent by civil agencies. The agencies of the U.S. Intelligence Community that we serve represent an additional market.

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
Corporate History
Booz Allen Holding was incorporated in Delaware in May 2008 to serve as the top-level holding company for the consolidated Booz Allen Hamilton U.S. government consulting business. On July 31, 2008, Booz Allen Hamilton completed the separation of its U.S. government consulting business from its legacy commercial and international consulting business, the spin off of the commercial and international business, and the sale of 100% of its outstanding common stock to Booz Allen Holding, which was majority owned by The Carlyle Group and certain of its affiliated investment funds, or Carlyle. Our company is a corporation that is the successor to the government business of Booz Allen Hamilton following the separation. The aforementioned transactions are referred to in this Annual Report as the acquisition.
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
On July 31, 2012, we refinanced our previously outstanding indebtedness from the Refinancing Transaction by entering into a new senior secured credit agreement which provides for $725.0 million of Tranche A term loans and $1,025.0 million of Tranche B term loans as well as a $500.0 million revolving credit facility. In addition to paying down our previously outstanding indebtedness, we used the proceeds from the loans together with approximately $254 million of cash on hand to pay the fees and expenses from the transaction and to declare and pay a special dividend of $874.8 million payable on its outstanding Class A Common Stock, Class B Non-Voting Common Stock and Class C Restricted Common Stock, approximately $621.8 million of which was paid to Coinvest and the remainder of which was paid to the other stockholders of Booz Allen Holding. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness.”

Our Value Proposition to Our Clients
As a leading provider of management and technology consulting services to the U.S. government and a provider of such services to major corporations, institutions, and not-for-profit organizations, we believe that we are well positioned to grow across markets characterized by increasing and rapid change. We believe that our dedication to client service and our focus on their success, the quality of our people, our management consulting heritage, and the breadth of our functional capabilities provide the strong foundation necessary for our growth.
Our People
Our success as a management and technology consulting firm is highly dependent upon the quality, integrity, and dedication of our people.
Superior Talent Base. We have a highly educated talent base of approximately 24,500 people: as of March 31, 2013, 80% held bachelor degrees, 40% held masters degrees and 4% held doctoral degrees (not including employees from ASE, Inc., one of our wholly owned subsidiaries). In addition, many of the U.S. government contracts for which we compete require contractors to have high-level security clearances, and our large pool of cleared employees allows us to meet these needs. As of March 31, 2013, 76% of our people held government security clearances: 27% at Top Secret/Sensitive Compartmented Information, 21% at Top Secret (excluding Sensitive Compartmented Information) and 28% at Secret. High-level security clearances generally afford a person access to data that affects national security, counterterrorism or counterintelligence, or other highly sensitive data. Persons with the highest security clearance, Top Secret, have access to information that would cause “exceptionally grave damage” to national security if disclosed to the public. Persons with access to the most sensitive and carefully controlled intelligence information hold a Top-Secret/Sensitive Compartmented Information clearance. Persons with the second-highest clearance classification, Secret, have access to information that would cause “serious damage” to national security if disclosed to the public. Through internal referrals and external recruiting efforts, we are able to successfully renew and grow our talent base, and we believe that our ability to attract top level talent is significantly enhanced by our commitment to professional development, our position as a leader in our markets, the high quality of our work, and the appeal of our culture.

Career Progression and a Focus on Talent Development. To encourage development and progression, we provide our people with the opportunity to work on important and complex problems, encourage and acknowledge contributions of people at all levels of seniority, and facilitate broad, inclusive, and insightful leadership. In furtherance of these goals, we are piloting a new career progression and people development model designed to recognize and reward employees based on differentiated roles within a traditional management consulting track and an engineering and technology track. We will continue to leverage an assessment process that helps promote and enforce the consistency of our collaborative culture, core values, and ethics. We also encourage our people to continue developing their substantive skills through continuing education. Our learning programs, which have consistently been recognized as best-in-class in the industry, include partnerships with universities, vendors, and online content providers. These programs offer convenient, cost-effective, quality educational opportunities that are aligned with our core capabilities.
Core Values. We believe that one of the key components of our success is our focus on core values. Our core values are: client service, diversity, excellence, entrepreneurship, teamwork, professionalism, fairness, integrity, respect, and trust. All new hires receive extensive training that emphasizes our core values, facilitates their integration into our collaborative, client-oriented culture, and helps to ensure the delivery of consistent and exceptional client service. As of March 31, 2013, 100% of our employees participated in internal training including 4 hours of mandatory ethics training which is required to be completed each year.
The emphasis that we place on our people yields recognized results. External awards and recognition include being named to the “Best Companies” to work for lists published by Working Mother, Consulting Magazine, GI Jobs, and a number of other publications and associations. Additionally, the company was named in 2012 and 2013 as one of Fortune Magazine’s “The World’s Most Admired Companies,” a list based on quality and brand reputation.
Our Management Consulting Heritage
Our Approach to Client Service. Over nearly a century of serving clients and 73 years that we have been supporting the U.S. government, we have cultivated relationships of trust with, and developed a comprehensive understanding of, our clients. This insight regarding our clients, together with our deep domain knowledge and functional capabilities, enable us to anticipate, identify, and address the specific needs of our clients. While working on contract engagements, our people work to develop a holistic understanding of the issues and challenges facing the client to ensure that our advice helps them achieve enduring results.

Partnership-Style Culture and Compensation System. A commitment to teamwork is deeply ingrained in our company, and our partnership-style culture is critical to maintaining this feature of our operating model. We manage our company as a single profit center with a partner-style compensation system that focuses on the success of the institution over the success of the individual. This distinctive system fosters internal collaboration that allows us to better compete externally by motivating our partners to act in the best interest of the institution. As a result, we are able to rapidly and efficiently deploy our people and resources across markets, clients, and opportunities. This makes us more responsive to the market and better able to bring all the resources of the company to bear in support of specific client needs.
Our Client-Oriented Matrix Approach
Across all sectors, our clients are facing ever-more challenging issues. We address the complex and evolving needs of our clients by deploying teams of staff with deep mission understanding, market-leading functional capabilities, consulting talent, and true technical and engineering expertise. These staff and functional capabilities are housed within market-facing teams and our new Strategic Innovation Group that was launched April 1, 2013 but connected and developed through a strong network of internal communities and an internal resource management function that has the charter to move staff across the entire firm. This approach enables us to quickly assemble, deploy, and redeploy when necessary, multi-faceted client-facing teams comprised of people with the right skills and expertise needed to address specific client challenges. This ability is central to the differentiated value proposition of Booz Allen. We believe that our significant win rates on new and re-competed contracts demonstrate the strength of this matrixed approach as well as our industry-leading reputation and our proven track record.
Our Strategy for Growth
We serve our clients by identifying, analyzing, and solving their most complex problems. We leverage our deep domain knowledge and understanding of their core missions while providing functional capabilities in management consulting and mission operations and technology and engineering services. We anticipate developments that will have near- and long-term impacts on our clients' operations. To serve our clients and grow our business, we intend to execute the following strategies:
Strengthen and Grow our U.S. Government Business

We intend to capitalize on our scale, our reputation as a trusted long-term partner, the scope of our domain expertise, and our functional capabilities to continue to maintain and grow our existing U.S. government client relationships and expand the scope of the service we provide across our U.S. government client base. We will continue to help our U.S. government clients recognize more efficient and effective mission execution by deploying our objective insight and market expertise across current and future contract engagements. We plan to leverage our comprehensive understanding of our U.S. government clients’ needs to apply emerging capabilities to solve our U.S. government clients' mission-critical problems. We believe that significant growth opportunities exist in our U.S. government markets, and we intend to:

•
Deepen Our Existing Client Relationships. The complex and evolving nature of the challenges our U.S. government clients face requires the application of different core competencies and capabilities. Our approach to client service and collaborative culture enables us to effectively cross-sell and deploy multiple services to existing U.S. government clients. This is demonstrated by our track record of successful performance in growing our client relationships and expanding the scope of the services we provide to our existing U.S. government clients.

•
Help Clients Rapidly Respond to Change. We will continue to help our U.S. government clients formulate rapid and dynamic responses to the frequent and sometimes sudden changes that they face by leveraging the scope and scale of our domain expertise, our broad capabilities, and our one-firm culture, which allow us to effectively and efficiently allocate our resources and deploy our intellectual capital.

•
Broaden our Client Base. We believe that growing demand for the types of services we provide and our ongoing business initiatives will enable us to leverage our industry leading reputation to cultivate new client relationships across all agencies and departments of the U.S. government.

Capitalize on Our Strengths in Emerging Areas
We will continue to leverage our domain expertise and broad capabilities to help our clients address emerging issues. Through the early identification of clients’ emerging needs and the development of adaptive capabilities to help address those needs, we have established strong competencies and functional capabilities in numerous areas of potential growth, including:
Cyber. Network-enabled technology now forms the backbone of our economy, infrastructure, and national and international security. We have been focused on cyber and predecessor areas, such as information assurance, since 1999 and information security since the 1980’s. We are currently involved in important cyber-related initiatives for national defense, serving clients including the U.S. Cyber Command, defense, intelligence, and civil clients. Additionally, we are supporting commercial clients, especially those in the financial services industry, in their cyber-security initiatives. We have created an intelligence-driven dynamic defense framework for government and commercial networks and information assets based on the following four main platforms: threat intelligence, incident response, pre-emptive response, and integrated remediation. In January 2012, we formally launched the Booz Allen Cyber Solutions Network ®, an integrated secure network of cyber centers, providing our clients with advanced analytics, cyber training, network defense, and cyber product/technology evaluation services. As of March 31, 2013, over 3,100 employees hold over 5,200 certifications representing a variety of technical disciplines, including DoD 8570 specified certifications, from various certifying bodies, such as SANS, Comp TIA, Securible, Ultimate Knowledge, and Skillsoft. Additionally, to continue to position our company as a leader across the broad and growing range of areas requiring cyber-related services, we are focused on hiring new employees with cyber-related expertise and cross training existing employees through our Cyber University program.
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
Efficiency and Effectiveness. We are helping our clients address challenges ranging from reducing costs and doing more with less, to completely transforming the way they operate. Our services focus on realizing efficiencies through IT management, cost restructuring change management/business process re-engineering, and human resource management/ back office operations. For our U.S. government clients, we are helping them achieve operating and budgetary efficiencies driven by the need to control spending while simultaneously pursuing numerous policy initiatives. In addition, recent U.S. government reforms in the procurement area may allow us to leverage our status as a large, objective service provider to win additional assignments to the extent that we are able to address organizational conflicts of interest and similar concerns more easily than our competitors.
Technology and Engineering Services. We serve our clients by applying our broad and deep expertise in technology and engineering, ranging from micro-electronics to biomedical engineering and high-energy lasers, to develop proof-of-concept designs, reverse engineer current products and systems, and build test prototypes. We leverage our technological capabilities in areas such as cyber technology and strategic technology and innovation to design, develop, and implement solutions for our clients. Additionally, we provide sophisticated systems engineering and integration, or SE&I, services to help clients manage every phase of the development and integration of increasingly sophisticated information technology, communications and mission systems - ranging from satellite and space systems to air traffic control and naval systems. In November 2012, we acquired the Defense Systems Engineering and Support division of ARINC Incorporated to build upon our existing engineering capabilities and to bring to our clients broader and deeper technical expertise in technical areas such as Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR).

Expand Our Reach into New Areas of Our Addressable Market
We have a tradition of investing significant resources in efforts to identify near-term developments and long-term trends that may present significant challenges or opportunities for our clients. We have regularly allocated significant resources to these business development efforts and have successfully transitioned several such initiatives into meaningful contributors to our business. We believe that by leveraging our core capabilities with new capabilities in emerging technologies and advanced engineering that we will develop new offerings and opportunities to help clients address their emerging challenges.
In furtherance of those efforts to encourage innovation and entreprenuerialism, we created the Strategic Innovation Group, which we launched on April 1, 2013 as an organizational unit with more than 1,500 professionals. The Strategic Innovation Group is charged with incubating, developing, promoting, and scaling initiatives to create the next generation of capabilities and service offerings. The Strategic Innovation Group works with all of the firm's clients: government clients in civil, defense, and intelligence agencies, as well as commercial companies and international institutions. Among the initiatives that the Strategic Innovation Group is pursuing are:

•
Developing predictive intelligence services that include anticipatory cyber threat solutions, protection, and detection capabilities and the application of social media analytics designed to provide early identification of trends that would otherwise not be possible using after-the-fact analysis of traditional data sources.

•	Expanding our rapid prototyping capabilities including the delivery of hardware and software prototyping especially in the areas of C4ISR solutions and classified applications.

•
Delivering advanced analytic capabilities and data science to discover, unlock, and harness the latent value of the data and integrate disparate data to improve mission effectiveness in new and cost effective ways.

Our investment in the Strategic Innovation Group demonstrates our commitment to continually enhance our innovative and consultative approach to problem solving.

Commercial and International Expansion
We continue to pursue new opportunities in the commercial market by building on our cyber-related work and leveraging our core competencies, with a focus on serving industries in which there is a strong intersection between government and commercial interests, such as financial services, healthcare, and energy. We have established a physical presence in strategically important locations with a concentration of potential commercial clients, such as New York City.
Additionally, we continue to pursue opportunities to grow internationally. Our international activities are focused on the Middle East and North Africa region, where we see strong demand for our services, in particular in the United Arab Emirates, Saudi Arabia Qatar, Oman, and Kuwait. In the past year, we expanded our office in Abu Dhabi, United Arab Emirates to facilitate our international growth.
Our Clients and Capabilities

The diagram below illustrates the way we deploy our functional capabilities to serve our defense, intelligence, and civil clients. The Strategic Innovation Group works with all of our clients to create the next generation of capabilities and service offerings.

Deployment of Capabilities to Serve Clients
Our Clients
We have strong and longstanding relationships with a diverse group of clients at all levels of the U.S. government. In addition, as a result of our re-entry into the commercial market and our growing international business, we have a growing group of commercial and non-U.S. government clients.

Selected Long-Term Client Relationships

Client (1)	Relationship Length (Years)
U.S. Navy	70+
U.S. Army	60+
National Security Agency	30+
Department of Homeland Security	25+
U.S. Air Force	20+
Federal Bureau of Investigation	20+
National Reconnaissance Office	15+
A U.S. intelligence agency	15+
Department of Energy	15+
Internal Revenue Service	15+

(1)	Includes predecessor organizations.
Defense Clients
Our reputation and track record in serving the U.S. military and defense agencies spans more than 70 years. Our defense business represented 55% of our business based on revenue for fiscal 2013. Our revenue in this area for fiscal 2013 was approximately $3.2 billion. Our key defense clients are set forth below.

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

•
U.S. Navy/Marine Corps. Since 1940, we have partnered with the U.S. Navy and Marine Corps to help them achieve success. We offer our clients a cadre of leaders and staff with deep mission understanding and functional expertise achieving mission outcomes with agility, precision, and efficiency. By providing forward thinking solutions and aggressive cost-cutting strategies around such capabilities as mission engineering, workforce planning, modeling and simulation, cyber security, and strategy, we help the our clients maintain maritime and information dominance. Our clients include the Office of the Secretary of the Navy, Headquarters Navy, the Office of Naval Intelligence, the Commandant of the Marine Corps, and U.S. Navy/Marine Corps operating commands and systems commands, as well as the Joint Program Executive Offices (PEO) and individual PEOs such as Naval Air Systems Command (NAVAIR), Naval Seas Systems Command (NAVSEA), U.S. Marine Corps Systems Command, and Space and Naval Warfare (SPAWAR).

•
U.S. Air Force/Defense Aerospace. We provide integrated strategy and technical services to the U.S. Air Force. Our skilled strategists and technology experts bring diverse capabilities to assignments that include weapons analysis, capability-based planning, and aircraft systems engineering. We also support the space industry in applying new technologies, integrating space operations, and using strategies to address the technical issues, cost, schedule, and risk of space systems. Our clients include Air Combat Command, Air Force Space Command, Air Force Materiel Command, Air Mobility Command, Air Force Cyber Command, and Air Force Pacific Command.

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

•
Infrastructure & Military Health. We support clients in defense agencies responsible for military and veterans' health as well as the transportation, energy, and environment sectors which have control over our national infrastructure. We support our clients' efforts to maintain and build infrastructure that is efficient, effective, and sustainable. Our services span all functional capabilities including management consulting, technology, engineering, and mission operations. Our clients include the Departments of Defense, Energy, Transportation, and Interior and their component agencies, the Environmental Protection Agency, and the Department of Defense Military Health System.

Intelligence Clients
We have provided the government agencies and organizations that carry out national security and intelligence activities for the U.S. government, with consulting, engineering, technical, and mission support services in analysis, systems engineering, systems development, program management, operations, organization, and change management, budget and resource management, studies, and war-gaming. This critical business area has strong barriers to entry for competitors because of the specialized expertise and high-level security clearances required. Our business in support of major U.S. intelligence agencies represented 23% of our business based on revenue for fiscal 2013, or approximately $1.3 billion. Additional revenue from our intelligence support of military commands and military intelligence agencies is included in revenue attributable to Defense clients. Our major intelligence clients include:

•
U.S. Intelligence Agencies. We provide critical support in strategic planning, policy development, engineering, technical services, systems development, program development and execution, information sharing, architecture, and program management for research and development projects, as well as support to reform initiatives flowing from the Intelligence Reform and Terrorism Protection Act. We help clients improve the processes and substance of intelligence information provided to the executive and legislative branches of the U.S. government for policy development and operational decision making. Our clients include the National Security Agency, National Geospatial-Intelligence Agency/National Reconnaissance Office, and other classified clients.

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

•
Military Intelligence. We provide consulting and technical services, integrated intelligence and information operations mission support, and a range of counterintelligence services to the U.S. Army, U.S. Air Force, U.S. Navy, Marine Corps, and Defense Intelligence Agency.

Civil Clients
Support to civil government agencies of the U.S. government and U.S.-funded international development work is an important dimension of our overall business. The Federal Procurement Data System ranked us 11th on its overall list of top 100 federal contractors for federal fiscal year 2012 based on overall prime contracting dollars. For that same period and using data provided by USAspending.gov, we estimate that we ranked 14th based on overall prime contracting dollars for civil clients. Our civil business represented 22% of our business based on revenue for fiscal 2013. Revenue in this area for fiscal 2013 was approximately $1.3 billion. Our civil government clients include:

•
Financial Services. We provide support to all major U.S. government finance and treasury organizations charged with the collection, management, and protection of the U.S. financial system. We create innovative approaches to some of their most challenging problems, including bank receivership, payment channel modernization, cyber initiatives, and fraud detection. Additionally, we help agencies effectively and efficiently manage the business processes that support government in its provision of services to its citizens, spanning management, personnel, budget operations, information technology, and telecommunications. Our clients include the Department of the Treasury, Internal Revenue Service, and other agencies of the Department of the Treasury, Office of the Comptroller of the Currency, Federal Deposit Insurance Corporation, Federal Reserve Board and Banks, the Securities and Exchange Commission (SEC), the Pension Benefit Guaranty Corporation, the General Services Administration, Office of Management and Budget, Office of Personnel Management, the Congress, and Courts.

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

•
Justice and Homeland Security. We support the U.S. government’s homeland security mission and operations in the areas of intelligence (analysis, information sharing, and risk assessment), operations (coordination, contingency planning, and decision support), strategy, technology and management (program management and information technology tools), emergency management and response planning, and border, cargo, and transportation security. We support law enforcement missions and operations in counterterrorism, intelligence and counterintelligence, and traditional criminal areas (narcotics, white collar crime, organized crime, and violent crime). Our services to clients in the transportation and space sector spans management, technology, and engineering services. Our clients include the U.S. Department of Justice and Homeland Security, the Federal Bureau of Investigation, the U.S. Coast Guard, National Aeronautics and Space Administration (NASA), and the Department of Transportation and its agencies.

Commercial and International Clients
Following the expiration of our non-competition agreement on July 31, 2011, we re-entered the commercial market and pursued growth in our international business.
We have pursued new opportunities in the commercial market by building on our cyber-related work and leveraging our core competencies with a focus on serving industries in which there is a strong intersection between government and commercial interests, such as financial services, healthcare, and energy. We believe that our cyber and technology-based capabilities provide us with an important point of functional differentiation with which we are able to help our clients increase revenue, improve efficiencies, and manage risk. Our key service offerings to commercial clients include: dynamic defense (cyber), next-generation virtual infrastructure, decision analytics, design for affordability, and smart compliance. Our commercial clients include major commercial and investment banks, manufacturing companies, healthcare providers, energy companies, and utilities.
In our international business, we are focused on diversifying our portfolio by expanding our reach into the Middle East - North Africa (MENA) region where we see strong demand for our services, particularly serving the United Arab Emirates, Saudi Arabia, Qatar, Oman and Kuwait. We are seeking to build a sustainable and profitable business in this dynamic and expanding geography, leveraging our 30 plus years of legacy work in the region as well as a core set of mission capabilities (Cyber, e-Government, Homeland defense, para-military, etc.) from our U.S. government business.  Our international clients include government ministries and commercial companies.
Our Functional Capabilities

We provide services to clients in all of our markets by drawing on our functional capability areas described below. These services fall into the broad areas of management consulting and mission operations and engineering and technology services.

Management Consulting and Mission Operations

We provide consulting services to help clients define and achieve their strategic objectives, improve the effectiveness and efficiency of their organization, and ensure the readiness and performance of their workforce. We focus on supporting our clients' most important missions and on transforming our clients' ability to deliver against mission objectives. From operational and business planning to mission performance and strategic decision making, we have the analytic expertise to help clients make informed decisions with deeper insight, less risk, and greater certainty. Our major areas of functional capability within consulting and mission operations include general management consulting, human capital and learning, communications, acquisitions and project management, supply chain and logistics, decision analytics, intelligence analytics, financial and cost analytics, healthcare analytics, and defense/military analytics. We typically deploy functional expertise in combination with staff who have deep understanding of, and experience with, clients and their specific missions, whether in Defense, Civil, Intelligence, Commercial, or International.

Technology and Engineering Services

Our technology and engineering services capabilities focus on helping clients solve their mission-critical needs through the deployment of advanced technological solutions and techniques, scientific exploration, rapid prototyping, full-spectrum engineering, program development and integration. Our highly skilled technology experts and engineers maintain deep knowledge of current technology trends and applications. Our experts combine specialized skills with a collaborative problem-solving approach to ensure that we understand a client's mission and objectives and, based on that understanding, design, develop, and implement technology solutions to support our client's mission and objectives. Our major areas of technical capability include systems architecture and development, network engineering, cyber security, and cloud analytics and tools
Contracts
Our portfolio of contracts is highly diversified consisting of a range of contract vehicles through which our clients may contract for our services, with no single contract accounting for more than 10% of our revenue in any of fiscal 2013, fiscal 2012, or fiscal 2011, and no single task order under any contract accounting for more than 2.1% of our revenue in any of fiscal 2013, fiscal 2012, or fiscal 2011.
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

Listed below are our top definite contract, our top five definite contracts and our top ten definite contracts for fiscal 2013 and revenue recognized under these contracts in fiscal 2013.

	Fiscal 2013	% of Total Revenue	Expiration Date
	(Revenue in millions)
Top Definite Contract	$118.3	2%	12/31/2020
Top Five Definite Contracts	353.2	6%
Top Ten Definite Contracts	472.4	8%
Listed below are our top ID/IQ contract, our top five ID/IQ contracts and our top ten ID/IQ contracts for fiscal 2013, in each case excluding GSA schedules or GWACS, and revenue and the number of active task orders under these contracts as of March 31, 2013. The number of task orders for our top ten contracts does not include task orders under classified contracts due to the fact that information associated with those contracts is classified.

	Fiscal 2013	% of Total Revenue	Number of Task Orders as of March 31, 2013	Expiration Date
	(Revenue in millions)
Top ID/IQ Contract	$668.8	12%	175	9/10/2015
Top Five ID/IQ Contracts	1,565.3	28%	280
Top Ten ID/IQ Contracts	1,975.4	35%	341
As of September 30, 2012, the end of the U.S. government’s fiscal year, there were a total of 32 GSA schedules with over 18,000 schedule holders that generated more than $37.5 billion in annual sales in U.S. government fiscal year 2012. During the U.S government fiscal year 2012 our top three GSA Schedules in terms of sales were the Mission Oriented Business Integrated Services (MOBIS) Schedule, Information Technology (IT) Schedule 70, and the Professional Engineering Services (PES) Schedule. Overall, we were the number two provider under the GSA Federal Supply Schedule program based on total reported GSA contracts sales of $855 million during U.S. government fiscal year 2012.
Listed below are our top three GSA schedules and GWACs in fiscal 2013 and revenue for each of fiscal 2013, fiscal 2012, and fiscal 2011, the number of active task orders as of March 31, 2013 under each of our top three GSA schedules and GWACs and an aggregation of all other GSA schedules and GWACs. These contract vehicles are available to all U.S. government agencies and the revenue stated is the result of individually competed task orders.

	Fiscal 2013	% of Total Revenue	Fiscal 2012	% of Total Revenue	Fiscal 2011	% of Total Revenue	Number of Task Orders as of 31-Mar-13	Expiration Date
		(Revenue in millions)
Mission Oriented Business Integrated Services (MOBIS) — #874	$318.4	5%	$413.0	7%	$411.6	7%	265	9/30/2017
Information Technology (IT) — #70	186.8	3%	196.1	3%	226.7	4%	130	3/22/2014
Millennia— #GS00T99ALD0202	141.8	3%	153.6	3%	147.8	2%	6	10/27/2009
All Others	443.8	8%	397.2	7%	390.0	7%	275
Total	$1,090.8	19%	$1,159.9	20%	$1,176.1	20%	676
We derived approximately 80% of our revenue for fiscal 2013 from over 4,900 task orders under ID/IQ contracts (inclusive of GSA Schedules and GWACs). Listed below for each specified revenue band is the number of, revenue derived from, and average duration of our task orders as of March 31, 2013. The table includes revenue earned during fiscal 2013 under all task orders under these ID/IQ contracts and the number of task orders on which this revenue was earned. Average duration reflected in the table below is calculated based on the inception date of the task order, which may be prior to the beginning of fiscal 2013, and the completion date which may have been prior or subsequent to March 31, 2013. As a result, the actual average remaining duration for task orders included in this table may be less than the average duration shown in the table, and task orders included in the table may have been complete on March 31, 2013.

Segmentation of Task Order by Revenue Fiscal 2013	Number of Task Orders as of March 31, 2013	Fiscal 2013 Revenue	% of Total Fiscal 2013 Revenue	Average Duration (Years)
		(In millions)
Less than $1 million	4,059	$622.1	11%	1.2
Between $1 million and $3 million	491	868.2	15%	1.6
Between $3 million and $5 million	141	537.3	9%	1.6
Between $5 million and $10 million	156	1,070.7	19%	1.8
Greater than $10 million	74	1,486.0	26%	1.5
Total	4,921	$4,584.3	80%	1.3
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
The following table summarizes the value of our contract backlog at the respective dates presented:

	As of March 31,
	2013	2012
	(In millions)
Funded	$2,509	$2,898
Unfunded (1)	3,056	2,681
Priced options	6,265	5,225
Total backlog	$11,830	$10,804

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
Competition
Due to its size, the government services market is highly fragmented, and competition within the government professional services industry has intensified. In addition to professional service companies like our own that focus principally on the provision of services to the U.S. government, other companies active in our markets include large defense contractors, diversified consulting, technology, and outsourcing service providers, and small businesses. Changing government policies and market dynamics are also helping to reshape the competitive landscape. Some large prime contractors are beginning to divest their professional services business units due to the U.S. government’s increased sensitivity to organizational conflicts of interest and these divested companies will be free to compete with us without their former organizational conflicts of interest constraints. The formal adoption of the Federal Acquisition Regulation, or FAR, organizational conflicts of interest rules or additional more restrictive rules by U.S. government agencies could cause further such divestitures which could further increase competition in our markets. At the other end of the spectrum are small businesses. Small businesses are growing in the government services industry due in large part to a push by both the Obama and Bush administrations to bolster the economy by helping small business owners. Finally, due to the foregoing factors and the drive in our markets to quickly build competencies in growth areas and achieve economies of scale, we believe that consolidation activity among market participants will increase.
In the course of doing business, we compete and collaborate with companies of all types and sizes. We strive to maintain positive and productive relationships with these organizations. Some of them hire us as a subcontractor, and we hire some of them to work with us as our subcontractors. Our major competitors include: (i) contractors focused principally on the provision of services to the U.S. government, such as CACI International, Inc., L-3 Communications Holdings, Inc., ManTech International Corp., SRA International, Inc., and TASC Inc.; (ii) large defense contractors which provide both products and services to the U.S. government, such as General Dynamics Corp., Lockheed Martin Corp., Northrop Grumman Corp., and Raytheon Co.; and (iii) diversified service providers, such as Accenture, Computer Sciences Corp., Deloitte Consulting LLP, and SAIC, Inc. We compete on the basis of our technical expertise and client knowledge, our ability to successfully recruit appropriately skilled and experienced talent, our ability to deliver cost-effective multi-faceted services in a timely manner, our reputation and relationship with our clients, past performance, security clearances, and the size and scale of our company. In addition, in order to maintain our competitive position, we routinely review our operating structure, capabilities and strategy to determine whether we are effectively meeting the needs of existing clients, effectively responding to developments in our markets, and successfully building a platform intended to provide the foundation for the future growth of our business.
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
Our most important trademark is the “Booz Allen Hamilton” mark, registered in the United States and certain foreign countries. Generally, registered trademarks have perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks. We have four registered trademarks related to our name and logo with the earliest renewal in March 2020. Under a branding agreement entered in connection with the acquisition, Spin Co.Booz & Company was granted a perpetual, exclusive, worldwide, royalty-free license to use “Booz” as a name and mark other than with “Allen” or “Hamilton” and certain other words associated with our business in connection with certain activities. We agreed not to use “Booz” unless it is accompanied by “Allen” or “Hamilton” or both and we are restricted in our use of certain other words associated with Booz & Company’s business. Under certain circumstances, including if certain Booz & Company competitors obtain ownership of Booz Allen Hamilton, the licensed marks will be assigned to Booz & Company.
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
Booz Allen Hamilton®, the Booz Allen Cyber Solutions Network®, the Booz Allen Hamilton logo, and other trademarks or service marks of Booz Allen Hamilton Inc. appearing in this Annual Report are property of Booz Allen Hamilton Inc. Trade names, trademarks, and service marks of other companies appearing in this Annual Report are the property of their respective owners.
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

•
post government employment laws and regulations, which restrict the ability of a contractor to recruit and hire current employees of the U.S. government and deploy former employees of the U.S. government;

•
laws, regulations, and executive orders restricting the use and dissemination of information classified for national security purposes or determined to be “controlled unclassified information” or “for official use only” and the export of certain products, services, and technical data, including requirements regarding any applicable licensing of our employees involved in such work;

•	laws, regulations, and executive orders regulating the handling, use, and dissemination of personally identifiable information in the course of performing a U.S. government contract;

•
laws, regulations, and executive orders governing organizational conflicts of interest that may restrict our ability to compete for certain U.S. government contracts because of the work that we currently perform for the U.S. government or may require that we take measures such as firewalling off certain employees or restricting their future work activities due to the current work that they perform under a U.S. government contract;

•
the Contractor Business Systems rule, which authorizes Department of Defense clients to withhold a portion of our payments if we are determined to have a significant deficiency in our accounting, cost estimating, purchasing, earned value management, material management and accounting, and/or property management system; and

•
the Cost Accounting Standards and Cost Principles, which impose accounting requirements that govern our right to reimbursement under certain cost-based U.S. government contracts and require consistency of accounting practices over time.

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
Pursuant to the Administrative Agreement, we accepted responsibility for the incident that gave rise to the proposed debarment and related matters. In addition, we agreed to implement firm-wide enhancements to our ethics and compliance program, including future improvements identified by external advisors, to significantly mitigate the possibility of a re-occurrence of such issues. During the three-year term of the Administrative Agreement, which began on April 13, 2012 (or, if the Air Force determines at any time during such three year period that the Company is not fully compliant with the Administrative Agreement, from the reestablishment of full compliance as determined by the Air Force), we have agreed, among other things, to file quarterly reports with the Air Force regarding the implementation of our remedial measures and adhere to a number of provisions relating to the disclosure of violations of the law or employee misconduct under our ethics and compliance program.
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
The U.S. government is our primary client, with revenue from contracts and task orders, either as a prime or a subcontractor, with U.S. government agencies accounting for 99% of our revenue for fiscal 2013. Our belief is that the successful future growth of our business will continue to depend primarily on our ability to be awarded work under U.S. government contracts, as we expect this will be the primary source of all of our revenue in the foreseeable future. For this reason, any issue that compromises our relationship with the U.S. government generally or any U.S. government agency that we serve would cause our revenue to decline. Among the key factors in maintaining our relationship with U.S. government agencies are our performance on contracts and task orders, the strength of our professional reputation, compliance with applicable laws and regulations, and the strength of our relationships with client personnel. In addition, the mishandling or the perception of mishandling of sensitive information, such as our failure to maintain the confidentiality of the existence of our business relationships with certain of our clients or a failure to maintain adequate protection against security breaches, including those resulting from cyber attacks, could harm our relationship with U.S. government agencies. If a client is not satisfied with the quality or type of work performed by us, a subcontractor, or other third parties who provide services or products for a specific project, the client might seek to terminate the contract prior to its scheduled expiration date, provide a negative assessment of our performance to government-maintained contractor past-performance data repositories, fail to award us additional business under existing contracts or otherwise, and direct future business to our competitors. Furthermore, we may incur additional costs to address any such situation and the profitability of that work might be impaired. To the extent that our performance does not meet client expectations, or our reputation or relationships with any of our clients is impaired, our revenue and operating profits could materially decline.
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
Our business depends upon continued U.S. government expenditures on defense, intelligence, and civil programs for which we provide support. These expenditures have not remained constant over time, have been reduced in certain periods and, recently, have been affected by the U.S. government’s efforts to improve efficiency and reduce costs affecting federal government programs generally. Our business, prospects, financial condition, or operating results could be materially harmed, among other causes, by the following:

•	budgetary constraints, including Congressionally mandated automatic spending cuts, affecting U.S. government spending generally, or specific agencies in particular, and changes in available funding;

•	a shift in expenditures away from agencies or programs that we support;

•	reduced U.S. government outsourcing of functions that we are currently contracted to provide, including as a result of increased insourcing;

•	further efforts to improve efficiency and reduce costs affecting federal government programs;

•	changes in U.S. government programs that we support or related requirements;

•	a continuation of recent efforts by the U.S. government to decrease spending for management support service contracts;

•
U.S. government shutdowns due to a failure by elected officials to fund the government (such as that which was threatened in March of 2011 or which occurred during government fiscal year 1996) or weather-related closures in the Washington, DC area (such as that which occurred in October 2012) and other potential delays in the appropriations process;

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

The U.S. government budget deficits, the national debt, and the prevailing economic condition, and actions taken to address them, could continue to negatively affect the U.S. government expenditures on defense, intelligence, and civil programs for which we provide support. The Department of Defense is one of our significant clients and cost cutting, including through consolidation and elimination of duplicative organizations and insourcing, has become a major initiative for the Department of Defense. In particular, the Secretary of Defense directed the Department of Defense to reduce funding for service support contractors by 10% per year from 2011 to 2013. Furthermore, the Budget Control Act of 2011 (as amended by the American Taxpayer Relief Act) requires a ten-year $487 billion reduction to baseline spending of the Department of Defense and provides for automatic spending cuts (referred to as sequestration) totaling approximately $1.2 trillion between 2013 and 2021, including an estimated $500 billion in federal defense spending cuts over this time period. The Consolidated and Further Continuing Appropriations Act, 2013, which provides funding for federal government agencies through the end of the current U.S. government fiscal year ending September 30, 2013, implements the approximately $85 billion in mandated 2013 sequestration cuts, including approximately $41 billion in reduced funding to the Department of Defense. There remains uncertainty as to how exactly budget cuts, including sequestration, will impact us, and we are therefore unable to predict the extent of the impact of such cuts on our business and results of operations. However, a reduction in the amount of services that we are contracted to provide to the Department of Defense as a result of any of these related initiatives, legislation or otherwise could have a material adverse effect on our business and results of operations. In addition, in response to an Office of Management and Budget mandate, government agencies have reduced management support services spending by approximately $7 billion since 2010. If federal awards for management support services continue to decline, our revenue and operating profits may materially decline and further efforts by the Office of Management and Budget to decrease federal awards for management support services could have a material and adverse effect on our business and results of operations.
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
Further, if the U.S. government were to initiate suspension or debarment proceedings against us or if we are indicted for or convicted of illegal activities relating to our U.S. government contracts following an audit, review, or investigation, we may lose our ability to be awarded contracts in the future or receive renewals of existing contracts for a period of time which could materially and adversely affect our results of operations or financial condition. We could also suffer harm to our reputation if allegations of impropriety were made against us, which would impair our ability to win awards of contracts in the future or receive renewals of existing contracts. See “Item 1. Business — Regulation."
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
The current competitive environment has resulted in an increase in the number of bid protests from unsuccessful bidders on new program awards. It can take many months for the relevant U.S. government agency to resolve protests by one or more of our competitors of contract awards we receive. Bid protests may result in significant expense to us, contract modification or loss of an awarded contract as a result of the award being overturned. Even where we do not lose the awarded contract, the resulting delay in the start up and funding of the work under these contracts may cause our actual results to differ materially and adversely from those anticipated.

We may lose GSA schedules or our position as a prime contractor on one or more of our GWACs.
We believe that one of the key elements of our success is our position as the holder of 15 GSA schedules, and as a prime contractor under two GWACs as of March 31, 2013. Our ability to maintain our existing business and win new business depends on our ability to maintain our position as a GSA schedule contractor and a prime contractor on GWACs. The loss of any of our GSA schedules or our prime contractor position on any of our contracts could have a material adverse effect on our ability to win new business and our operating results. In addition, if the U.S. government elects to use a contract vehicle that we do not hold, we will not be able to compete for work under that contract vehicle as a prime contractor.
We may earn less revenue than projected, or no revenue, under certain of our contracts.
Many of our contracts with our clients are ID/IQ contracts, including GSA schedules and GWACs. ID/IQ contracts provide for the issuance by the client of orders for services or products under the contract, and often contain multi-year terms and unfunded ceiling amounts, which allow but do not commit the U.S. government to purchase products and services from contractors. Our ability to generate revenue under each of these types of contracts depends upon our ability to be awarded task orders for specific services by the client. ID/IQ contracts may be awarded to one contractor (single award) or several contractors (multiple award). Multiple contractors must compete under multiple award ID/IQ contracts for task orders to provide particular services, and contractors earn revenue only to the extent that they successfully compete for these task orders. In fiscal 2013, fiscal 2012, and fiscal 2011, our revenue under our GSA schedules and GWACs accounted for 19%, 20% and 20%, respectively, of our total revenue. A failure to be awarded task orders under such contracts would have a material adverse effect on our results of operations and financial condition.
Our earnings and profitability may vary based on the mix of our contracts and may be adversely affected by our failure to accurately estimate or otherwise recover the expenses, time, and resources for our contracts.
We enter into three general types of U.S. government contracts for our services: cost-reimbursable, time-and-materials, and fixed-price. For fiscal 2013, we derived 57% of our revenue from cost-reimbursable contracts, 28% from time-and-materials contracts and 15% from fixed-price contracts.
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
As of March 31, 2013, our total backlog was $11.8 billion, of which $2.5 billion was funded. We define backlog to include the following three components:

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
We historically have not realized all of the revenue included in our total backlog, and we may not realize all of the revenue included in our total backlog in the future. There is a somewhat higher degree of risk in this regard with respect to unfunded backlog and priced options. In addition, there can be no assurance that our backlog will result in actual revenue in any particular period. This is because the actual receipt, timing, and amount of revenue under contracts included in backlog are subject to various contingencies, including congressional appropriations, many of which are beyond our control. In particular, delays in the completion of the U.S. government’s budgeting process and the use of continuing resolutions could adversely affect our ability to timely recognize revenue under our contracts included in backlog. Furthermore, the actual receipt of revenue from contracts included in backlog may never occur or may be delayed because: a program schedule could change or the program could be canceled; a contract’s funding or scope could be reduced, modified, delayed, or terminated early, including as a result of a lack of appropriated funds or as a result of cost cutting initiatives and other efforts to reduce U.S. government spending such as the initiatives announced by the Secretary of Defense in March 2011 and/or the automatic federal defense spending cuts required by sequestration; in the case of funded backlog, the period of performance for the contract has expired; in the case of unfunded backlog, funding may not be available; or, in the case of priced options, our clients may not exercise their options. In addition, consulting staff headcount growth is the primary means by which we are able to recognize revenue growth. Any inability to hire additional appropriately qualified personnel or failure to timely and effectively deploy such additional personnel against funded backlog could negatively affect our ability to grow our revenue. Furthermore, even if our backlog results in revenue, the contracts may not be profitable.
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
The cost of providing our services, including the degree to which our employees are utilized, affects our profitability. The degree to which we are able to utilize our employees in a timely manner or at all is affected by a number of factors, including:

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
We estimate that revenue derived from contracts under which we acted as a subcontractor to other companies represented 9% of our revenue for fiscal 2013. As a subcontractor, we often lack control over fulfillment of a contract, and poor performance on the contract could tarnish our reputation, even when we perform as required, and could cause other contractors to choose not to hire us as a subcontractor in the future. In addition, if the U.S. government terminates or reduces other prime contractors’ programs or does not award them new contracts, subcontracting opportunities available to us could decrease, which would have a material adverse effect on our financial condition and results of operations.
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
Many of the systems we develop, integrate, or maintain involve managing and protecting information involved in intelligence, national security, and other sensitive or classified government functions. The cyber and security threats that our clients face have grown more frequent and sophisticated. A security breach in one of these systems could cause serious harm to our business, damage our reputation, and prevent us from being eligible for further work on sensitive or classified systems for U.S. government clients. Damage to our reputation or limitations on our eligibility for additional work or any liability resulting from a security breach in one of the systems we develop, install, or maintain could have a material adverse effect on our results of operations.
Internal system or service failures, including as a result of cyber or other security threats, could disrupt our business and impair our ability to effectively provide our services to our clients, which could damage our reputation and have a material adverse effect on our business and results of operations.
We create, implement, and maintain information technology and engineering systems, and provide services that are often critical to our clients' operations, some of which involve classified or other sensitive information and may be conducted in war zones or other hazardous environments. As a result, we are subject to systems or service failures, not only resulting from our own failures or the failures of third-party service providers, natural disasters, power shortages, or terrorist attacks, but also from continuous exposure to cyber and other security threats, including computer viruses, attacks by computer hackers or physical break-ins. There has been an increase in the frequency and sophistication of the cyber and security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us because, as a U.S. Government contractor, we hold classified or other sensitive information. As a result, we face a heightened risk of a security breach or disruption with respect to classified or other sensitive information resulting from an attack by computer hackers, foreign governments, and cyber terrorists. We have been the target of these types of attacks in the past and future attacks are likely to occur. If successful, these types of attacks on our network or other systems or service failures could have a material adverse effect on our business and results of operations, due to, among other things, the loss of client or proprietary data, interruptions or delays in our clients' businesses, and damage to our reputation. In addition, the failure or disruption of our systems, communications, or utilities could cause us to interrupt or suspend our operations, which could have a material adverse effect on our business and results of operations.
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
We are focused on growing our presence in our addressable markets by: expanding our relationships with existing clients, developing new clients by leveraging our core competencies, further developing our existing capabilities and service offerings and creating new capabilities and service offerings to address our clients' emerging needs, and undertaking business development efforts focused on identifying near-term developments and long-term trends that may pose significant challenges for our clients. These efforts entail inherent risks associated with innovation and competition from other participants in those areas, potential failure to help our clients respond to the challenges they face, our ability to comply with uncertain evolving legal standards applicable to certain of our service offerings, including those in the cybersecurity area, and, with respect to potential international growth, risks associated with operating in foreign jurisdictions, such as compliance with foreign laws and regulations and applicable U.S. regulation and economic, legal, and political conditions in the foreign jurisdictions in which we operate. As we attempt to develop new relationships, clients, capabilities, and service offerings, these efforts could harm our results of operations due to, among other things, a diversion of our focus and resources and actual costs and opportunity costs of pursuing these opportunities in lieu of others and these efforts could ultimately be unsuccessful. In addition, our ability to grow our business by leveraging our operating model to efficiently and effectively deploy our people across our client base is largely dependent on our ability to maintain our collaborative culture. To the extent that we are unable to maintain our culture for any reason, we may be unable to grow our business. Any such failure could have a material adverse effect on our business and results of operations.
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

We routinely review our operating structure, capabilities and strategy to determine whether we are effectively meeting the needs of existing clients, effectively responding to developments in our markets and successfully building a platform intended to provide the foundation for the future growth of our business. The outcome of any such review is difficult to predict and the extent of changes to our business following such a review, if any, are dependent in part upon the nature and extent of the review. As disclosed under “Item 1. Business”, effective April 1, 2013, we implemented a restructured operating matrix to better align our service offerings and capabilities with our clients' needs and better match our addressable markets.
The implementation of these changes, and the implementation of other future changes to our operating structure, capabilities, strategy or any other aspect of our business following an internal review, may materially alter various aspects of our business or our business model as an entirety and there can be no assurance that any such changes will be successful or that they will not ultimately have a negative effect on our business and results of operations.
We and our subsidiaries may incur debt in the future, which could substantially reduce our profitability, limit our ability to pursue certain business opportunities, and reduce the value of your investment.
As of March 31, 2013, we had approximately $1.7 billion of debt outstanding. The instruments governing our indebtedness may not prevent us or our subsidiaries from incurring additional debt in the future or other obligations that do not constitute indebtedness, which could increase the risks described below and lead to other risks. In addition, we may, increase the borrowing capacity under our senior secured credit agreement without the consent of any person other than the institutions agreeing to provide all or any portion of such increase, to an amount not to exceed $300.0 million, subject to certain closing conditions including pro forma compliance with financial covenants. The amount of our debt or such other obligations could have important consequences, including, but not limited to:

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
Our senior secured credit agreement contains financial and operating covenants relating to, among other things, interest coverage and leverage ratios, as well as limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, dividends, repurchase of shares of capital stock and options to purchase shares of capital stock, transactions with affiliates, sale and leaseback transactions, and restricted payments. The revolving credit facility matures on December 31, 2017. The Tranche A and Tranche B term facilities mature on December 31, 2017 and July 31, 2019, respectively. Failure to meet these financial and operating covenants could result from, among other things, changes in our results of operations, the incurrence of debt, or changes in general economic conditions, which may be beyond our control. These covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders, which could harm our business and operations.
Many of our contracts with the U.S. government are classified or subject to other security restrictions, which may limit investor insight into portions of our business.
For fiscal 2013, we derived a substantial portion of our revenue from contracts with the U.S. government that are classified or subject to security restrictions that preclude the dissemination of certain information. In addition, a significant number of our employees have security clearances which preclude them from providing information regarding certain of our clients and services provided to such clients to other of our employees without security clearances and investors. Because we are limited in our ability to provide information about these contracts and services, the various risks associated with these contracts or services or any dispute or claims relating to such contracts or services, you may not have important information concerning our business, which will limit your insight into a substantial portion of our business and therefore may be less able to fully evaluate the risks related to that portion of our business.

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
A focus on organizational conflicts of interest issues has resulted in legislation and a proposed regulation aimed at increasing organizational conflicts of interest requirements, including, among other things, separating sellers of products and providers of advisory services in major defense acquisition programs. In addition, the U.S. government is working to adopt a FAR rule to address organizational conflicts of interest issues that will apply to all government contractors, including us, in Department of Defense and other procurements. A future FAR rule may also increase the restrictions in current organizational conflicts of interest regulations and rules. To the extent that proposed and future organizational conflicts of interest laws, regulations, and rules, limit our ability to successfully compete for new contracts or task orders with the U.S. government, either because of organizational conflicts of interest issues arising from our business, or because companies with which we are affiliated, including through Carlyle, or with which we otherwise conduct business, create organizational conflicts of interest issues for us, our results of operations could be materially and adversely affected.
Acquisitions could result in operating difficulties or other adverse consequences to our business.
As part of our operating strategy, we may continue to selectively pursue acquisitions. This could pose many risks, including:

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
Recent and potential future budget cuts, the impact of sequestration and recent efforts by the Office of Management and Budget to decrease federal awards for management support services, may cause agencies with which we currently have contracts to terminate, reduce the number of task orders under or fail to renew such contracts. If a U.S. government client were to unexpectedly terminate, cancel, or decline to exercise an option to renew with respect to one or more of our significant contracts, or suspend or debar us from doing business with the U.S. government, our revenue and operating results would be materially harmed.
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
U.S. government agencies routinely audit, review, and investigate government contracts and government contractors’ administrative processes and systems. These agencies review our performance on contracts, pricing practices, cost structure, and compliance with applicable laws, regulations and standards, including applicable government cost accounting standards. These agencies also review our compliance with government regulations and policies, and the DCAA audits, among other areas, the adequacy of our internal control systems and policies, including our purchasing, property, estimating, earned value and accounting systems. These internal control systems could focus on significant elements of costs, such as executive compensation. Determination of a significant internal control deficiency by a government agency could result in increased payment withholding that might materially increase our accounts receivable days sales outstanding and adversely affect our cash flow. In particular, over time the DCMA has increased and may continue to increase the proportion of executive compensation that it deems unallowable and the size of the executive population whose compensation is disallowed, which will continue to materially and adversely affect our results of operations or financial condition including the requirement to carry an increased level of reserves. We recognize as revenue, net of reserves, executive compensation that we determine, based on management's estimates, to be allowable; management's estimates in this regard are based on a number of factors that may change over time, including executive compensation survey data, our and other government contractors' experiences with the DCAA audit practices in our industry and relevant decisions of courts and boards of contract appeals. Any costs found to be unallowable under a contract will not be reimbursed, and any such costs already reimbursed must be refunded. Further, the amount of any such refund may exceed reserves established by management based on estimates and assumptions that are inherently uncertain. Moreover, if any of the administrative processes and systems are found not to comply with government imposed requirements, we may be subjected to increased government scrutiny and approval that could delay or otherwise adversely affect our ability to compete for or perform contracts. Unfavorable U.S. government audit, review, or investigation results could subject us to civil or criminal penalties or administrative sanctions, and could harm our reputation and relationships with our clients and impair our ability to be awarded new contracts. For example, if our invoicing system were found to be inadequate following an audit by the DCAA, our ability to directly invoice U.S. government payment offices could be eliminated. As a result, we would be required to submit each invoice to the DCAA for approval prior to payment, which could materially increase our accounts receivable days sales outstanding and adversely affect our cash flow. In addition, proposed regulatory changes, if adopted, would require the Department of Defense’s contracting officers to impose contractual withholdings at no less than certain minimum levels based on assessments of a contractor’s business systems. An unfavorable outcome to an audit, review, or investigation by any U.S. government agency could materially and adversely affect our relationship with the U.S. government. If a government investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, withholding of payments, suspension of payments, fines, and suspension or debarment from doing business with the U.S. government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Provisions that we have recorded in our financial statements as a compliance reserve may not cover actual losses. Furthermore, the disallowance of any costs previously charged could directly and negatively affect our current results of operations for the relevant prior fiscal periods, and we could be required to repay any such disallowed amounts. Each of these results could materially and adversely affect our results of operations or financial condition.
A delay in the completion of the U.S. government’s budget process could result in a reduction in our backlog and have a material adverse effect on our revenue and operating results.
On an annual basis, the U.S. Congress must approve budgets that govern spending by each of the federal agencies we support. When the U.S. Congress is unable to agree on budget priorities, and thus is unable to pass the annual budget on a timely basis, the U.S. Congress typically enacts a continuing resolution. A continuing resolution allows government agencies to operate at spending levels approved in the previous budget cycle. Most recently, in the absence of an annual budget for the government's current fiscal year, a continuing resolution that provides funding through the end of September 30, 2013 for certain government agencies and departments was passed by Congress, and signed by President Obama on March 26, 2013. Under a continuing resolution, funding may not be available for new projects. In particular, the current continuing resolution contains standard restrictions that restrict new program starts and program increases beyond current service levels. In addition, when government agencies operate on the basis of a continuing resolution, they may delay funding we expect to receive on contracts we are already performing. Any such delays would likely result in new business initiatives being delayed or cancelled and a reduction in our backlog, and could have a material adverse effect on our revenue and operating results. In addition, a failure to complete the budget process and fund government operations pursuant to a continuing resolution may result in a federal government shutdown. A shutdown may result in us incurring substantial costs without reimbursement under our contracts and the delay or cancellation of key programs, which could have a material adverse effect on our revenue and operating results.
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
As of March 31, 2013, Carlyle, through Coinvest, owned shares of our common stock representing approximately 2/3 of our outstanding voting power (excluding shares of common stock with respect to which Carlyle has received a voting proxy pursuant to irrevocable proxy and tag-along agreements). Under the terms of the irrevocable proxy and tag-along agreements Carlyle is able to exercise voting power over shares of our common stock owned by a number of other stockholders, including our executive officers, with respect to the election and removal of directors and change of control transactions. As a result, Carlyle will have a controlling influence over all matters presented to our stockholders for approval, including election and removal of our directors and change of control transactions.
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

We cannot assure you that we will pay special or regular dividends on our stock in the future.
The board of directors authorized and declared a regular quarterly cash dividend for each of the last six quarters. The board of directors also authorized and declared a special cash dividend on May 29, 2012 and July 30, 2012, respectively. The declaration of any future dividends and the establishment of the per share amount, record dates and payment dates for an such future dividends are subject to the discretion of the board of directors taking into account future earnings, cash flows, financial requirements and other factors. There can be no assurance that the board of directors will declare any dividends in the future. To the extent that expectations by market participants regarding the potential payment, or amount, of any special or regular dividend prove to be incorrect, the price of our common stock may be materially and negatively affected and investors that bought shares of our common stock based on those expectations may suffer a loss on their investment. Further, to the extent that we declare a regular or special dividend at a time when market participants hold no such expectations or the amount of any such dividend exceeds current expectations, the price of our common stock may increase and investors that sold shares of our common stock prior to the record date for any such dividend may forego potential gains on their investment.

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
Indebtedness under our senior secured credit agreement is secured by a lien on substantially all of our assets. Accordingly, if an event of default were to occur under our senior secured credit agreement, the senior secured lenders under such facilities would have a prior right to our assets, to the exclusion of our general creditors in the event of our bankruptcy, insolvency, liquidation, or reorganization. In that event, our assets would first be used to repay in full all indebtedness and other obligations secured by them (including all amounts outstanding under our senior secured credit agreement), resulting in all or a portion of our assets being unavailable to satisfy the claims of our unsecured indebtedness. Only after satisfying the claims of our unsecured creditors and our subsidiaries’ unsecured creditors would any amount be available for our equity holders. The pledge of these assets and other restrictions may limit our flexibility in raising capital for other purposes. Because substantially all of our assets are pledged under these financing arrangements, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on our financial flexibility. As of March 31, 2013, we had $1.7 billion of indebtedness outstanding under our senior secured credit agreement and had $497.2 million of capacity available for additional borrowings under the revolving portion of our senior secured credit agreement. In addition, we may, increase the borrowing capacity under our senior secured credit agreement without the consent of any person other than the institutions agreeing to provide all or any portion of such increase, to an amount not to exceed $300.0 million, subject to certain closing conditions including pro forma compliance with financial covenants.
Fulfilling our obligations incident to being a public company, including with respect to the requirements of and related rules under the Sarbanes Oxley Act of 2002, is expensive and time consuming and any delays or difficulty in satisfying these obligations could have a material adverse effect on our future results of operations and our stock price.
As a public company, the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act, the related rules and regulations of the SEC, as well as the New York Stock Exchange rules, require us to implement various corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules. Compliance with these public company obligations requires us to devote significant management time and place significant additional demands on our finance and accounting staff and on our financial, accounting, and information systems. We have hired additional accounting and financial staff with appropriate public company reporting experience and technical accounting knowledge. Other expenses associated with being a public company include increased auditing, accounting, and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees, listing fees, as well as other expenses.
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
As of March 31, 2013, Carlyle owned 95,660,000 shares of our Class A Common Stock, or approximately 2/3 of our outstanding Class A Common Stock (excluding shares of common stock with respect to which Carlyle has received a voting proxy pursuant to irrevocable proxy and tag-along agreements). If Carlyle sells, or the market perceives that Carlyle intends to sell, a substantial portion of its beneficial ownership interest in us in the public market, the market price of our Class A Common Stock could decline significantly. The sales also could make it more difficult for us to sell equity or equity-related securities at a time and price that we deem appropriate.

As of March 31, 2013 136,051,601 shares of our Class A Common Stock were outstanding. In addition to the shares owned by Carlyle, 3,294,910 shares of our Class A Common Stock which are held by directors, executive officers and other affiliates, are restricted securities within the meaning of Rule 144 under the Securities Act eligible for resale in the public market subject to volume, manner of sale and holding period limitations under Rule 144 under the Securities Act. 2,675,919 shares of our Class A Common Stock are issuable upon transfer of our Class B Non-Voting Common Stock and Class C Restricted Common Stock. In addition, (1) 7,244,095 shares of our Class A Common Stock are issuable upon the exercise of outstanding stock options granted under our Officers’ Rollover Stock Plan relating to our outstanding Class E Special Voting Common Stock and (2) 19,295,836 shares of our Class A Common Stock underlying options that are either subject to the terms of our Equity Incentive Plan or reserved for future issuance under our Equity Incentive Plan are eligible for sale in the public market to the extent permitted by the provisions of various option agreements and, to the extent held by affiliates, the volume and manner of sale restrictions of Rule 144. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the price of our Class A Common Stock could decline substantially.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We do not own any facilities or real estate. Our corporate headquarters are located at 8283 Greensboro Drive, McLean, Virginia 22102. We lease other operating offices and facilities throughout North America, and a limited number of overseas locations. Our principal offices outside of McLean, Virginia include: Annapolis Junction, Maryland; Rockville, Maryland; San Diego, California; Herndon, Virginia and Washington, D.C. We have a number of Sensitive Compartmented Information Facilities, which are enclosed areas within buildings that are used to perform classified work for the U.S. Intelligence Community. Many of our employees are located in facilities provided by the U.S. government. The total square footage of our leased offices and facilities is approximately 3.2 million square feet. We believe our facilities meet our current needs, and that additional facilities will be required and available as we expand in the future.

Item 3.	Legal Proceedings
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. On April 13, 2012, we entered into an Administrative Agreement with the U.S. Air Force, which lifted the proposed debarment of our San Antonio office and removed it from the U.S. government’s Excluded Parties List System. See “Item 1. Business — Regulation” for additional information. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts that currently range up to $40.0 million or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of March 31, 2013 and 2012, there are no material amounts accrued in the consolidated financial statements related to these proceedings.
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

Item 4.	Mine Safety Disclosures
None.

Executive Officers of the Registrant
The following table sets forth information about our executive officers as of May 10, 2013:

Name	Age	Position
Ralph W. Shrader	68	Chairman of the Board, President and Chief Executive Officer
Samuel R. Strickland	62	Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Director
Horacio D. Rozanski	45	Executive Vice President and Chief Operating Officer
Karen M. Dahut	49	Executive Vice President
Lloyd Howell, Jr.	46	Executive Vice President
Joseph Logue	47	Executive Vice President
John D. Mayer	67	Executive Vice President
John M. McConnell	67	Executive Vice President and Vice Chairman
Robert S. Osborne	58	Executive Vice President and General Counsel
Elizabeth M. Thompson	58	Executive Vice President and Chief Personnel Officer
Richard J. Wilhelm	67	Executive Vice President
Ralph W. Shrader is our Chairman, Chief Executive Officer and President and has served in these positions since 2008. He also served as Chairman and Chief Executive Officer of Booz Allen Hamilton Inc. since 1999. Dr. Shrader has been an employee of our company since 1974. He is the seventh chairman since our company's founding in 1914 and has led our company through a significant period of growth and strategic realignment. Dr. Shrader is active in professional and charitable organizations, and is past Chairman of the Armed Forces Communications and Electronics Association.
Samuel R. Strickland is an Executive Vice President of our company and our Chief Financial and Administrative Officer. He has served as our Chief Administrative Officer since 1999 and Chief Financial Officer since 2008. He joined our company in 1995. Mr. Strickland is a board member of our company. Externally, Mr. Strickland has served on the Board of Trustees at the George Mason University Foundation and Inova Health Services.
Horacio D. Rozanski is an Executive Vice President of our company and our Chief Operating Officer. Mr. Rozanski served as the Chief Strategy and Talent Officer in 2010 and, prior to that, Chief Personnel Officer of our company from 2002 through 2010. Mr. Rozanski joined our company in 1992. He serves on the boards of advisors for the Wolf Trap Foundation for the Performing Arts and the Jewish Primary Day School of the Nation's Capital.
Karen M. Dahut is an Executive Vice President and formerly the lead for the company's Analytics capability.  Currently, Ms. Dahut is the Group Leader for the company's Strategic Innovation Group.  Ms. Dahut joined our company in 2002. Previously, Ms. Dahut led the company's US Navy and Marine Corps business and its Economic and Business Analytics (EBA) capability. She is also a trustee of the Employee Capital Accumulation Plan (ECAP) Board of Trustees. Ms. Dahut is a Board Member of the Northern Virginia Technology Council and serves on the Board of Trustees for Stone Ridge School of the Sacred Heart in Bethesda, Maryland.
Lloyd Howell, Jr. is an Executive Vice President of our company and is the group leader for our Civil Market Group clients. Mr. Howell joined our company in 1988, left in 1991, rejoined in 1995. He is chairman of the Ethics & Compliance Committee. Mr. Howell serves on the boards of directors of Integra Life Sciences (IART), the United Negro College Fund, Partnership for Public Service, Capital Partners for Education, Committee for Economic Development, and Management Leadership for Tomorrow.

Joseph Logue is an Executive Vice President of our company and is the group leader for our Defense Market Group clients. Mr. Logue joined our company in 1997. Previously, he led our former commercial Information Technology practice.
John D. Mayer is an Executive Vice President of our company and is the lead for the company's business with the Office of the Secretary of Defense and defense agencies, the Joint Staff, and the Combatant Commands. Mr. Mayer joined our company in 1997. He is the former chairman of the board of directors of the Homeland Security and Defense Business Council, a member of the board of the Washington Education and Tennis Foundation, and was a former member of the Corporate Advisory Board for the Darden School of Business at the University of Virginia.
John M. McConnell is Vice Chairman and an Executive Vice President of our company and leads the company's Cyber initiative firmwide. Previously, he was the company's market lead for the Intelligence business. Mr. McConnell previously served from 2007 through 2009 in the Cabinet-level position of U.S. Director of National Intelligence. From 1996 through 2007, Mr. McConnell served as an officer of our company. He served in the U.S. Navy for 29 years, achieving the rank of Vice Admiral. While on active duty, Mr. McConnell was Director of the National Security Agency.
Robert S. Osborne is an Executive Vice President of our company and our General Counsel. Mr. Osborne joined our company in 2010. From 2006 to 2009, Mr. Osborne served as Group Vice President and General Counsel of General Motors Corporation, which filed for Chapter 11 bankruptcy proceedings in 2009. From 2002 to 2006, Mr. Osborne was chair of the corporate department of Jenner & Block LLP, and he returned to practice there as a partner from late 2009 to early 2010. Prior to 2002, Mr. Osborne was a partner of Kirkland & Ellis LLP, where he had practiced law since 1979.
Elizabeth M. Thompson is an Executive Vice President of our company and serves as our Chief Personnel Officer. Ms. Thompson joined our company in 2008. Ms. Thompson served as Vice President of Human Resources for Fannie Mae from 2000 to 2008.
Richard J. Wilhelm is an Executive Vice President of the company and the group leader for our Intelligence Market Group clients. He previously served as the leader of the company's Analytics capability. He joined our company in 1998. He is a member of the Markle Foundation Task Force on National Security in the Age of Terrorism, and is on the Board of Advisors of the Maxwell School of Public Citizenship at Syracuse University.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information
Our Class A Common Stock began trading on the New York Stock Exchange on November 17, 2010. There is no established trading market for each of our Class B Non-Voting Common Stock, Class C Restricted Common Stock or Class E Special Voting Common Stock. On May 13, 2013, there were 11,013, 35, 30 and 102 beneficial holders of our Class A Common Stock, Class B Non-Voting Common Stock, Class C Restricted Common Stock and Class E Special Voting Common Stock, respectively. The following table sets forth, for the periods indicated, the high and low sales price per share of our Class A Common Stock as reported by the New York Stock Exchange:

	High	Low
Fiscal 2013
1st Quarter	$17.87	$14.29
2nd Quarter	19.23	11.85
3rd Quarter	14.77	12.12
4th Quarter	15.22	12.51
Fiscal 2012
1st Quarter	19.93	17.39
2nd Quarter	20.11	13.33
3rd Quarter	18.24	13.61
4th Quarter	18.57	16.71

Dividends
On May 29, 2012, our Board of Directors authorized and declared a regular quarterly cash dividend in the amount of $0.09 per share. In addition, the Board of Directors declared a special cash dividend of $1.50 per share. Both the quarterly and special dividend were paid on June 29, 2012 to stockholders of record on June 11, 2012. The Compensation Committee, as the Administrator of the Officers' Rollover Stock Plan and the Amended and Restated Equity Incentive Plan, or EIP, made a required adjustment to the outstanding options under each plan by granting holders of the Rollover Options a cash payment equal to the amount of the special dividend on the options' mandatory exercise date and by granting the holders of EIP options a dividend equivalent equal to the special dividend and payable on June 29, 2012 or the vesting of the EIP option, whichever is later.
On July 30, 2012, our Board of Directors authorized and declared a special cash dividend of $6.50 per share and a regular quarterly cash dividend in the amount of $0.09 per share. The dividends were accounted for on July 31, 2012, the declaration date, by reducing retained earnings to zero with the remainder being recorded as a reduction to additional paid-in capital. The dividends were paid on August 31, 2012 to stockholders of record on August 13, 2012 for the special cash dividend and August 14, 2012 for the regular quarterly cash dividend. The Board of Directors, as the Administrator of the Officers' Rollover Stock Plan and the EIP, made a determination to adjust the outstanding options under each plan. Additionally, the Company paid $9.0 million to holders of Rollover Options and $28.7 million to holders of EIP Options.
On October 29, 2012, our Board of Directors authorized and declared a regular quarterly cash dividend in the amount of $0.09 per share. The quarterly dividend was paid on November 30, 2012 to stockholders of record on November 13, 2012.

On January 29, 2013, our Board of Directors authorized and declared a regular quarterly cash dividend in the amount of $0.09 per share. The quarterly dividend was paid on February 28, 2013 to stockholders of record on February 11, 2013.
Recent Sales of Unregistered Securities
None.
Use of Proceeds from Registered Securities
None.
Equity Compensation Plans
The following table presents information concerning the securities authorized for issuance pursuant to our equity compensation plans as of March 31, 2013:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by securityholders	16,220,025	(1)	$4.11	10,319,906
Equity compensation plans not approved by securityholders	—		N/A	—
Total	16,220,025	(1)	$4.11	10,319,906

(1)	Upon the exercise of all outstanding options, we will issue approximately 16,219,435 shares of Class A Common Stock and will redeem approximately 590 fractional shares for cash.

Performance
The graph set forth below compares the cumulative shareholder return on our common stock between November 17, 2010 (the date our Class A common stock began trading on the New York Stock Exchange) and March 31, 2013, to the cumulative return of (i) the Russell 1000 Index and (ii) the Dow Jones US Computer Services Index over the same period. This graph assumes an initial investment of $100 on November 17, 2010 in our common stock, the Russell 1000 Index, and the Dow

Jones US Computer Services Index and assumes the reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURNS SINCE IPO
ASSUMES $100 INVESTED ON NOV. 17, 2010
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING MARCH 31, 2013

Company/Market/Peer Group	11/17/2010	3/31/2011	3/31/2012	3/31/2013
Booz Allen Hamilton Holding Corp	$100.00	$93.56	$88.91	$121.27
Russell 1000 Index	$100.00	$113.85	$122.85	$140.60
DJ US Computer Services Index	$100.00	$117.02	$144.08	$151.73

*	Note: BAH base values reflect the closing price of $19.25 on the first day of trading and index base values are as of 11/17/2010 end of day.

Item 6.	Selected Financial Data
The selected consolidated statements of operations data for fiscal 2013, fiscal 2012, and fiscal 2011 and the selected consolidated balance sheet data as of March 31, 2013 and 2012 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated statement of operations data for fiscal 2010, the eight months ended March 31, 2009, and the four months ended July 31, 2008, and the selected consolidated balance sheet data as of March 31, 2011, 2010 and 2009 have been derived from audited consolidated financial statements which are not included in this Annual Report. Our historical results are not necessarily indicative of the results that may be expected for any future period. The selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report.
Booz Allen Hamilton was indirectly acquired by Carlyle on July 31, 2008. Immediately prior to the acquisition, Booz Allen Hamilton spun off its commercial and international business and retained its U.S. government business. The accompanying consolidated financial statements are presented for (1) the “Predecessor,” which are the financial statements of

Booz Allen Hamilton and its consolidated subsidiaries for the period preceding the acquisition, and (2) the “Company,” which are the financial statements of Booz Allen Holding and its consolidated subsidiaries for the period following the acquisition. Prior to the acquisition, Booz Allen Hamilton’s U.S. government business is presented as the continuing operations of the Predecessor. The Predecessor’s consolidated financial statements have been presented for the four months ended July 31, 2008. The operating results of the commercial and international business that was spun off by Booz Allen Hamilton effective July 31, 2008 have been presented as discontinued operations in the accompanying consolidated financial statements. The Company’s consolidated financial statements for periods subsequent to the acquisition have been presented for fiscal 2013, fiscal 2012, fiscal 2011, fiscal 2010, and from August 1, 2008 through March 31, 2009. The Predecessor’s financial statements may not necessarily be indicative of the cost structure or results of operations that would have existed if the U.S. government business operated as a stand-alone, independent business. The acquisition was accounted for as a business combination, which resulted in a new basis of accounting. The Predecessor’s and the Company’s financial statements are not comparable as a result of applying a new basis of accounting.
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

	The Company							Predecessor
(In thousands, except share and per share data)	Fiscal Year Ended March 31, 2013	Fiscal Year Ended March 31, 2012	Fiscal Year Ended March 31, 2011	Fiscal Year Ended March 31, 2010		Pro Forma Fiscal Year Ended March 31, 2009 (1)	Eight Months Ended March 31, 2009	Four Months Ended July 31, 2008
Consolidated Statements of Operations:
Revenue	$5,758,059	$5,859,218	$5,591,296	$5,122,633		$4,351,218	$2,941,275	$1,409,943
Operating costs and expenses:
Cost of revenue	2,871,240	2,934,378	2,836,955	2,654,143		2,296,335	1,566,763	722,986
Billable expenses	1,532,590	1,542,822	1,473,266	1,361,229		1,158,320	756,933	401,387
General and administrative expenses	833,986	903,721	881,028	811,944		723,827	505,226	726,929
Depreciation and amortization	74,009	75,205	80,603	95,763		106,335	79,665	11,930
Restructuring charge	—	15,660	—	—		—	—	—
Total operating costs and expenses	5,311,825	5,471,786	5,271,852	4,923,079		4,284,817	2,908,587	1,863,232
Operating income (loss)	446,234	387,432	319,444	199,554		66,401	32,688	(453,289)
Interest expense	(70,284)	(48,078)	(131,892)	(150,734)		(146,803)	(98,068)	(1,044)
Other income, net	(7,639)	4,520	(59,488)	174		5,130	4,450	680
Income (loss) from continuing operations and before income taxes	368,311	343,874	128,064	48,994		(75,272)	(60,930)	(453,653)
Income tax expense (benefit) from continuing operations	149,253	103,919	43,370	23,575		(25,831)	(22,147)	(56,109)
Income (loss) from continuing operations	219,058	239,955	84,694	25,419		$(49,441)	(38,783)	(397,544)
Loss from discontinued operations, net of taxes	—	—	—	—			—	(848,371)
Net income (loss)	$219,058	$239,955	$84,694	$25,419			$(38,783)	$(1,245,915)
Earnings (loss) from continuing operations per common share (2)(3):
Basic	$1.56	$1.83	$0.74	$0.24		$(0.47)	$(0.37)	$(181.28)
Diluted	1.45	1.70	0.66	0.22		(0.47)	(0.37)	(181.28)
Earnings (loss) per common share (2)(3):
Basic	$1.56	$1.83	$0.74	$0.24		$—	$(0.37)	$(568.13)
Diluted	1.45	1.70	0.66	0.22		—	(0.37)	(568.13)
Weighted average common shares outstanding (2)(3):
Basic	134,402,729	130,145,689	114,478,947	106,477,650		105,695,340	105,695,340	2,193,000
Diluted	144,854,724	140,812,012	127,448,700	116,228,380		105,695,340	105,695,340	2,193,000
Dividends declared per share	$8.36	$0.09	$—	$5.73	(3)(4)	$—	$—	$—

	The Company
	As of March 31,
(In thousands)	2013	2012	2011	2010	2009
Consolidated Balance Sheets:
Cash and cash equivalents	$350,384	$484,368	$192,631	$307,835	$420,902
Working capital	459,706	739,211	494,308	584,248	789,308
Total assets	3,177,528	3,314,791	3,024,023	3,062,223	3,182,249
Long-term debt, net of current portion	1,659,611	922,925	964,328	1,546,782	1,220,502
Stockholders’ equity	226,793	1,185,185	907,250	509,583	1,060,343

(1)
The table below presents the pro forma adjustments attributable to the acquisition. The pro forma adjustments are described in the accompanying footnotes and are based upon available information and certain assumptions that we believe are reasonable.

(In thousands)	Pro Forma Fiscal Year Ended March 31, 2009	Pro Forma Adjustments		Eight Months Ended March 31, 2009	Four Months Ended July 31, 2008
Consolidated Statements of Operations:
Revenue	$4,351,218	—		$2,941,275	$1,409,943
Operating costs and expenses:
Cost of revenue	2,296,335	6,586	(a)	1,566,763	722,986
Billable expenses	1,158,320	—		756,933	401,387
General and administrative expenses	723,827	(508,328)	(b)	505,226	726,929
Depreciation and amortization	106,335	14,740	(c)	79,665	11,930
Total operating costs and expenses	4,284,817	—		2,908,587	1,863,232
Operating income (loss)	66,401	—		32,688	(453,289)
Interest expense	(146,803)	(47,691)	(d)	(98,068)	(1,044)
Other income, net	5,130	—		4,450	680
Loss from continuing operations before income taxes	(75,272)	—		(60,930)	(453,653)
Income tax (benefit) expense from continuing operations	(25,831)	52,425	(e)	(22,147)	(56,109)
Loss from continuing operations	$(49,441)	—		(38,783)	(397,544)
Loss from discontinued operations, net of taxes				—	(848,371)
Net loss				$(38,783)	$(1,245,915)

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

•	Reversal of $511.7 million for a one-time acceleration of stock rights and the fair value mark-up of redeemable common shares immediately prior to the acquisition; and

•	Reversal of certain related transaction costs of $12.2 million.

(c)	Reflects $14.7 million of intangible assets amortization and depreciation of the fair value write-up on fixed assets recorded with the acquisition.

(d)	Consists of the following adjustments:

•	Reversal of interest expense of $1.0 million recorded during the four months ended July 31, 2008 related to the Predecessor’s previous debt outstanding prior to the acquisition; and

▪	Incurrence of additional interest expense of $48.7 million associated with our new senior secured loan facilities and mezzanine credit facility established in conjunction with the acquisition.

(e)	Reflects tax effect of the cumulative pro forma adjustments.

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
Overview
We are a leading provider of management and technology consulting services to the U.S. government in the defense, intelligence, and civil markets. We are further developing the scope and scale of our engineering service capabilities that we provide to our U.S. government clients. Additionally, we provide our management and technology consulting services to major corporations, institutions, and not-for-profit organizations. As the needs of our clients have grown more complex, we have expanded beyond our management consulting foundation to develop deep expertise in technology, engineering, and analytics. Our acquisition of the Defense Systems Engineering and Support, or DSES, division of ARINC Incorporated, effective November 30, 2012, will further enhance our existing engineering capabilities and defense market position. Subsequent to the acquisition, we changed the name of the acquired company to Booz Allen Hamilton Engineering Services, or BES. Leveraging our 99-year consulting heritage and a talent base of approximately 24,500 people, we deploy our deep domain knowledge, functional expertise, and experience to help our clients achieve their objectives. Today, we serve substantially all of the cabinet-level departments of the U.S. government. Our major clients include the Department of Defense, all branches of the U.S. military, the U.S. Intelligence Community, and civil agencies such as the Department of Homeland Security, the Department of Energy, the Department of Health and Human Services, the Department of the Treasury, and the General Services Administration. We support these clients in addressing complex and pressing challenges such as combating global terrorism, improving cyber capabilities, transforming the healthcare system, improving efficiency and managing change within the government, and protecting the environment. In the commercial sector, we serve U.S. clients primarily in the financial services, healthcare, and energy markets, and international clients, primarily in the Middle East.
We have a collaborative culture, supported by our operating model, which helps our professionals identify and respond to emerging trends across the markets we serve and deliver enduring results for our clients.
Financial and Other Highlights
Revenue decreased 1.7% from fiscal 2012 to fiscal 2013. We continue to focus on cost reduction efforts and efficiency initiatives which includes effective management of our capacity and efficient management of our costs. Capacity management and other cost reduction activities continued throughout the current period, and may influence future periods, due to the continuing trends of fiscal uncertainty and cost cutting in our principal markets.  These efforts in fiscal 2013 have resulted in a net decline in our headcount, which has led to declines in billable hours and therefore a decline in our direct labor.  Each of these factors directly results in revenue declines.  In this environment, we have also continued to focus on the effective deployment of our consulting staff to minimize the amount of time our staff spend on non-revenue producing activities, which has helped minimize the decline in revenue.  This reduction in unbillable time along with efficient use of our indirect costs, contributes to lower indirect costs, and most importantly a lower ratio of indirect costs to direct labor.  Reductions in indirect costs have a direct correlation to a reduction of revenue recognized on our large portfolio of cost-reimbursable contracts. Substantially all of our revenue and backlog continues to be derived from services and solutions provided to client organizations across the U.S. government, primarily by our consulting staff and, to a lesser extent, our subcontractors. The mix of revenue generated by our consulting staff and subcontractors affects our operating margin, as the portion of our operating income derived from fees we earn on services provided by our subcontractors is significantly less than the operating income derived from direct consulting staff labor. The decline in our revenue described above was partially offset by an increase in revenue of $100.1 million from our acquisition of DSES that closed on November 30, 2012.
Operating income grew 15.2% to $446.2 million in fiscal 2013 from $387.4 million in fiscal 2012, which reflects a 120 basis point increase in operating margin to 7.8% from 6.6% in the comparable periods. The improvement in operating margin was due to increased contract profitability due to disciplined cost management of indirect spending, as described above, as well as decreases in compensation related costs primarily due to the net decline in our headcount. Our effective management of other indirect costs and lower ratio of indirect costs to direct labor produces higher margins on our time-and-material contracts and ultimately produces higher margins on our fixed-price contracts. The factors contributing to the increased operating margin were partially offset by increases in depreciation expense due to facility expansion in previous years, causing a higher increase in depreciation for fiscal 2013, and transaction costs incurred in connection with the acquisition of DSES. In fiscal 2012 the

Company recognized approximately $11.2 million (net of revenue) of charges associated with a restructuring plan to reduce certain personal and infrastructure cost; there were no such costs in fiscal 2013.

During the fourth quarter of fiscal 2013, the Company recovered additional allowable indirect expenses in conjunction with a reevaluation of its estimate of the recoverability of incentive compensation and other allowable indirect expenses. This resulted in an increase to revenue and operating income of approximately $29.5 million. However, this positive effect to operating income was more than offset by an increase in discretionary incentive compensation expense of approximately $38.6 million recorded in the fourth quarter of fiscal 2013.
Cash provided by operations increased $104.7 million to $464.7 million for fiscal 2013 from $360.0 million for fiscal 2012. The increase in cash provided by operations was a result of overall profitability of our contracts, our ability to invoice and collect from clients in a timely manner, and our effective management of vendor payments.
Non-GAAP Measures
We publicly disclose certain non-GAAP financial measurements, including Adjusted Operating Income, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted Earnings Per Share, or EPS, because management uses these measures for business planning purposes, including to manage our business against internal projected results of operations and measure our performance. We view Adjusted Operating Income, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted EPS as measures of our core operating business, which exclude the impact of the items detailed below, as these items are generally not operational in nature. These non-GAAP measures also provide another basis for comparing period to period results by excluding potential differences caused by non-operational and unusual or non-recurring items. We also utilize and discuss Free Cash Flow, because management uses this measure for business planning purposes, measuring the cash generating ability of the operating business, and measuring liquidity generally. We present these supplemental measures because we believe that these measures provide investors with important supplemental information with which to evaluate our performance, long term earnings potential, or liquidity, as applicable, and to enable them to assess our performance on the same basis as management. These supplemental performance measurements may vary from and may not be comparable to similarly titled measures by other companies in our industry. Adjusted Operating Income, Adjusted EBITDA, Adjusted Net Income, Adjusted Diluted EPS, and Free Cash Flow are not recognized measurements under accounting principles generally accepted in the United States, or GAAP, and when analyzing our performance or liquidity, as applicable, investors should (i) evaluate each adjustment in our reconciliation of operating and net income to Adjusted Operating Income, Adjusted EBITDA and Adjusted Net Income, and net cash provided by operating activities to Free Cash Flows, and the explanatory footnotes regarding those adjustments, each as defined under GAAP, (ii) use Adjusted Operating Income, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted EPS in addition to, and not as an alternative to, operating income, net income or diluted EPS, as measures of operating results, and (iii) use Free Cash Flows in addition to, and not as an alternative to, net cash provided by operating activities as a measure of liquidity, each as defined under GAAP. We have defined the aforementioned non-GAAP measures as follows:

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

	Fiscal Year Ended March 31,
(Amounts in thousands, except share and per share data)	2013	2012	2011
	(Unaudited)
Adjusted Operating Income
Operating Income	$446,234	$387,432	$319,444
Certain stock-based compensation expense (a)	5,868	14,241	39,947
Amortization of intangible assets (b)	12,510	16,364	28,641
Net restructuring charge (c)	—	11,182	—
Transaction expenses (d)	2,725	—	4,448
Adjusted Operating Income	$467,337	$429,219	$392,480
EBITDA & Adjusted EBITDA
Net income	$219,058	$239,955	$84,694
Income tax expense	149,253	103,919	43,370
Interest and other, net	77,923	43,558	191,380
Depreciation and amortization	74,009	75,205	80,603
EBITDA	520,243	462,637	400,047
Certain stock-based compensation expense (a)	5,868	14,241	39,947
Net restructuring charge (c)	—	11,182	—
Transaction expenses (d)	2,725	—	4,448
Adjusted EBITDA	$528,836	$488,060	$444,442
Adjusted Net Income
Net income	$219,058	$239,955	$84,694
Certain stock-based compensation expense (a)	5,868	14,241	39,947
Net restructuring charge (c)	—	11,182	—
Transaction expenses (d)	2,725	—	20,948
Amortization of intangible assets (b)	12,510	16,364	28,641
Amortization or write-off of debt issuance costs and write-off of original issue discount	13,018	4,783	50,102
Net gain on sale of state and local transportation business (e)	—	(5,681)	—
Release of income tax reserves (f)	—	(35,022)	(10,966)
Adjustments for tax effect (g)	(13,649)	(18,628)	(55,855)
Adjusted Net Income	$239,530	$227,194	$157,511
Adjusted Diluted Earnings Per Share
Weighted-average number of diluted shares outstanding	144,854,724	140,812,012	127,448,700
Adjusted Net Income Per Diluted Share (h)	$1.65	$1.61	$1.24
Free Cash Flow
Net cash provided by operating activities	$464,654	$360,046	$296,339
Less: Purchases of property and equipment	(33,113)	(76,925)	(88,784)
Free Cash Flow	$431,541	$283,121	$207,555

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

(d)
Fiscal 2013 reflects debt refinancing costs incurred in connection with the Recapitalization Transaction consummated on July 31, 2012. Fiscal 2011 reflects debt refinancing costs and prepayment fees incurred in connection with the

Refinancing Transaction as well as certain external administrative and other expenses incurred in connection with the initial public offering.

(e)	Fiscal 2012 reflects the gain on sale of our state and local transportation business, net of the associated tax benefit of $1.6 million.

(f)	Reflects the release of income tax reserves.

(g)	Reflects tax effect of adjustments at an assumed marginal tax rate of 40%.

(h)	Excludes an adjustment of approximately $9.1 million of net earnings for fiscal 2013 associated with the application of the two-class method for computing diluted earnings per share.

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

•
cost cutting and efficiency initiatives, budget reductions, Congressionally mandated automatic spending cuts, and other efforts to reduce U.S. government spending, which could reduce or delay funding for orders for services especially in the current political environment;

•
continued uncertainty around the timing, extent and nature of Congressional and other U.S. government action to address budgeting constraints and the U.S. government's ability to incur indebtedness in excess of its current limit and the U.S. deficit, including, the required reductions under the Budget Control Act of 2011 (as amended by the American Taxpayer Relief Act of 2012), which provides for automatic spending cuts totaling approximately $1.2 trillion between 2013 and 2021;

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

•
As a result of the U.S. governments efforts to reduce outlays for contractor costs, we may see a continuing shift toward placement of our consulting staff at client site locations instead of our facilities, which generally results in lower billing rates and could have a negative impact on our revenue.

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

Sources of Revenue
Substantially all of our revenue is derived from services provided under contracts and task orders with the U.S. government, primarily by our consulting staff and, to a lesser extent, our subcontractors. Funding for our contracts and task orders is generally linked to trends in budgets and spending across various U.S. government agencies and departments. We provide services under a large portfolio of contracts and contract vehicles to a broad client base, and we believe that our diversified contract and client base lessens potential volatility in our business; however, a reduction in the amount of services that we are contracted to provide to the U.S. government or any of our significant U.S. government clients could have a material adverse effect on our business and results of operations. In particular, the Department of Defense is one of our significant clients, and the Budget Control Act of 2011 (as amended by the American Taxpayer Relief Act of 2012), which provides for automatic spending cuts totaling approximately $1.2 trillion between 2013 and 2021, requires an estimated $500 billion in federal defense spending cuts over this time period. A reduction in the amount of services that we are contracted to provide to the Department of Defense could have a material adverse effect on our business and results of operations, and given the uncertainty of how these automatic reductions may be applied, we are unable to predict the nature or magnitude of the potential adverse effect.
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
The table below presents the percentage of total revenue for each type of contract:

	Fiscal Year Ended March 31,
	2013	2012	2011
Cost-reimbursable (1)	57%	54%	51%
Time-and-materials	28%	31%	35%
Fixed-price (2)	15%	15%	14%

(1)	Includes both cost-plus-fixed-fee and cost-plus-award-fee contracts.

(2)	Includes fixed-price level of effort contracts.

Contract Diversity and Revenue Mix
We provide services to our clients through a large number of single award contracts and contract vehicles and multiple award contract vehicles. Most of our revenue is generated under indefinite delivery/indefinite quantity, or ID/IQ, contract vehicles, which include multiple award government wide acquisition contract vehicles, or GWACs, and General Services Administration Multiple Award Schedule Contracts, or GSA schedules, and certain single award contracts. GWACs and GSA schedules are available to all U.S. government agencies. Any number of contractors typically compete under multiple award ID/IQ contract vehicles for task orders to provide particular services, and we earn revenue under these contract vehicles only to the extent that we are successful in the bidding process for task orders. In fiscal 2013, 2012 , and 2011, our revenue under GWACs and GSA schedules collectively represented 19%, 20%, and 20% of our total revenue, respectively. No single task order under any contract represented more than 2.1% of our revenue in fiscal 2013, 2012, and 2011. No single contract accounted for more than 10% of our revenue in fiscal 2013, 2012, and 2011.
We generate revenue under our contracts and task orders through our provision of services as both a prime contractor and subcontractor, as well as from the provision of services by subcontractors under contracts and task orders for which we act as the prime contractor. For fiscal 2013, 2012, and 2011, 91%, 90%, and 89%, respectively, of our revenue was generated by contracts and task orders for which we served as a prime contractor; 9%, 10%, and 11%, respectively, of our revenue was generated by contracts and task orders for which we served as a subcontractor; and 21%, 21%, and 23%, respectively, of our revenue was generated by services provided by our subcontractors. The mix of these types of revenue affects our operating margin. Substantially all of our operating margin is derived from direct consulting staff labor and the portion of our operating margin derived from fees we earn on services provided by our subcontractors is not significant. We view growth in direct consulting staff labor as the primary measure of earnings growth. Direct consulting staff labor growth is driven by consulting staff headcount growth, after attrition, and total backlog growth.
Our People
Revenue from our contracts is derived from services delivered by consulting staff and, to a lesser extent, from our subcontractors. Our ability to hire, retain, and deploy talent with skills appropriately aligned with client needs is critical to our ability to grow our revenue. We continuously evaluate whether our talent base is properly sized and appropriately compensated, and contains an optimal mix of skills to be cost competitive and meet the rapidly evolving needs of our clients.We seek to achieve that result through recruitment and management of capacity and compensation. As of March 31, 2013, 2012, and 2011 we employed approximately 24,500, 25,000 and 25,000 people, respectively, of which approximately 22,000 , 22,500 and 22,600, respectively, were consulting staff. Our headcount as of March 31, 2013 is inclusive of the approximately 1,000 employees that joined us as a result of the DSES acquisition.
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
The following table summarizes the value of our contract backlog at the respective dates presented:

	Fiscal Year Ended March 31,
	2013	2012	2011
	(In millions)
Backlog:
Funded	$2,509	$2,898	$2,392
Unfunded (1)	3,056	2,681	2,979
Priced options	6,265	5,225	5,553
Total backlog	$11,830	$10,804	$10,924

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

We view growth in total backlog and consulting staff headcount as the two key measures of our potential business growth. Growing and deploying consulting staff is the primary means by which we are able to recognize profitable revenue growth. To the extent that we are able to hire additional consulting staff and deploy them against funded backlog, we generally recognize increased revenue. Total backlog, including backlog from BES of $1.4 billion, increased by 9.5% from March 31, 2012 to March 31, 2013 and decreased 1.1% from March 31, 2011 to March 31, 2012. Additions to funded backlog, including funded backlog from BES in fiscal 2013 of $222.7 million, during fiscal 2013 and 2012 totaled $5.4 billion and $6.4 billion, respectively, as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options. We report internally on our backlog on a monthly basis and review backlog upon occurrence of certain events to determine if any adjustments are necessary.

We cannot predict with any certainty the portion of our backlog that we expect to recognize as revenue in any future period and we cannot guarantee that we will recognize any revenue from our backlog. The primary risks that could affect our ability to recognize such revenue on a timely basis or at all are: program schedule changes, contract modifications, and our ability to assimilate and deploy new consulting staff against funded backlog; cost cutting initiatives and other efforts to reduce U.S. government spending, which could reduce or delay funding for orders for services; and delayed funding of our contracts due to delays in the completion of the U.S. government's budgeting process and the use of continuing resolutions by the U.S. government to fund its operations. Funded backlog includes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the funded backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a pre-determined expiration date such as the end of the U.S. government's fiscal year. The revenue value of orders included in funded backlog that has not been recognized as revenue due to period of performance expirations has not exceeded approximately 5.8% of funded backlog as of the end of any of the eight fiscal quarters preceding the fiscal quarter ended March 31, 2013. In our recent experience, none of the following additional risks have had a material negative effect on our ability to realize revenue from our funded backlog: the unilateral right of the U.S. government to cancel multi-year contracts and related orders or to terminate existing contracts for convenience or default; in the case of unfunded backlog, the potential that funding will not be made available; and, in the case of priced options, the risk that our clients will not exercise their options.
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

Seasonality is just one of a number of factors, many of which are outside of our control, which may affect our results in any period. See "Item 1A. Risk Factors."
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
Revenue Recognition and Cost Estimation
Substantially all of our revenue is derived from contracts to provide professional services to the U.S. government and its agencies. In most cases, we recognize revenue as work is performed. We recognize revenue for cost-plus-fixed-fee contracts with the U.S. government as hours are worked based on reimbursable and allowable costs, recoverable indirect costs and an accrual for the fixed fee component of these contracts. We recognize as revenue, net of reserves, executive compensation that we determine, based on management's estimates, to be allowable; management's estimates in this regard are based on a number of factors that may change over time, including executive compensation survey data, our and other government contractors' experiences with the DCAA audit practices in our industry and relevant decisions of courts and boards of contract appeals. Many of our U.S. government contracts include award fees, which are earned based on the client’s evaluation of our performance. We have significant history with the client for the majority of contracts on which we earn award fees. That history and management's evaluation and monitoring of performance form the basis for our ability to estimate such fees over the life of the contract. Based on these estimates, we recognize award fees as work on the contracts is performed. Revisions to these estimates may result in increases or decreases to revenue and income, and are reflected in the financial statements in periods in which they are identified.
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
Business Combinations
The Company has engaged in business combination activity. The accounting for business combinations requires management to make judgments and estimates of the fair value of assets acquired, including the identification and valuation of intangible assets, as well as liabilities and contingencies assumed. Such judgments and estimates directly impact the amount of goodwill recognized in connection with each acquisition, as goodwill presents the excess of the purchase price of an acquired business over the fair value of its net tangible and identifiable intangible assets. In our recent acquisitions the valuation of the customer relationships required significant judgments related to the cash flows of the contract backlog that are expected to recognized by the Company.
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

We performed an annual impairment test of goodwill and the trade name as of January 1, 2013 and 2012. On December 31, 2011, we adopted new Goodwill impairment guidance whereby we performed a qualitative assessment of whether it was more likely than not the fair value of the reporting unit was less than the carrying value of equity. In making this assessment we considered all relevant events and circumstances. These include, but are not limited to, macroeconomic conditions, industry and market considerations, and the reporting unit’s overall financial performance. Based on our qualitative assessment at January 1, 2013, we believe that it was not more likely than not (i.e., a likelihood of more than 50 percent) that the fair value of our reporting unit was less than the carrying amount. During the fiscal years ended March 31, 2013 and 2012, we did not record any goodwill impairment or any impairment of our trade name or amortizable intangible assets. Further, we do not consider any of the goodwill, trade name or amortizable intangible assets at risk of impairment.
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
Recent Accounting Pronouncements
During the fiscal year ended March 31, 2013, the Company adopted the following accounting pronouncement which did not have a material impact on the Company's consolidated financial statements:
In February 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends Topic 220, Comprehensive Income. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. The guidance is effective prospectively for interim and annual periods beginning after December 15, 2012, with early adoption permitted. The Company elected early adoption effective March 31, 2013. Refer to Note 15.
Other recent accounting pronouncements issued by the FASB during fiscal 2013 and through the filing date did not and are not believed by management to have a material impact on the Company's consolidated financial statements.
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
The Company’s fiscal year ends on March 31 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31. The accompanying consolidated financial statements present the financial position of the Company as of March 31, 2013 and 2012 and the Company’s results of operations for fiscal 2013, fiscal 2012, and fiscal 2011.
Certain prior year amounts have been reclassified to conform to the current year presentation.

Results of Operations
We completed our acquisition of DSES on November 30, 2012. The operating results of DSES were included in our consolidated statements of operations from the date of closing through March 31, 2013. The following table sets forth items from our consolidated statements of operations for the periods indicated:

	Fiscal Year Ended March 31,			Fiscal 2013 Versus Fiscal 2012	Fiscal 2012 Versus Fiscal 2011
	2013	2012	2011
	(In thousands)
Revenue	$5,758,059	$5,859,218	$5,591,296	(1.7)%	4.8%
Operating costs and expenses:
Cost of revenue	2,871,240	2,934,378	2,836,955	(2.2)%	3.4%
Billable expenses	1,532,590	1,542,822	1,473,266	(0.7)%	4.7%
General and administrative expenses	833,986	903,721	881,028	(7.7)%	2.6%
Depreciation and amortization	74,009	75,205	80,603	(1.6)%	(6.7)%
Restructuring charge	—	15,660	—	—	—
Total operating costs and expenses	5,311,825	5,471,786	5,271,852	(2.9)%	3.8%
Operating income	446,234	387,432	319,444	15.2%	21.3%
Interest expense	(70,284)	(48,078)	(131,892)	46.2%	(63.5)%
Other, net	(7,639)	4,520	(59,488)	(269.0)%	(107.6)%
Income from operations and before income taxes	368,311	343,874	128,064	7.1%	168.5%
Income tax expense	149,253	103,919	43,370	43.6%	139.6%
Net income	$219,058	$239,955	$84,694	(8.7)%	183.3%
Fiscal 2013 Compared to Fiscal 2012
Revenue
Revenue decreased to $5,758.1 million from $5,859.2 million, or a 1.7% decrease. The decrease was primarily driven by a decrease in revenue attributable to billable expenses and a net decline in our headcount, which has led to declines in billable hours and therefore a decline in our direct labor. Each of these factors directly results in revenue declines. We also had a lower rate of indirect expenses period over period which has a direct correlation to the reduction of revenue on our large portfolio of cost reimbursable contracts. The decline in headcount and the lower rate of indirect expenses is primarily attributable to the cost reduction actions the Company implemented in late fiscal 2012 and continued focus on effective capacity and cost management. The decrease in revenue was also due to the sale of our state and local transportation business in July 2011; however this was more than offset by an increase in revenue of $100.1 million from the Company's acquisition of DSES. Conversions to funded backlog during fiscal 2013, totaled $5.4 billion in comparison to $6.4 billion for the comparable period, with the decrease due to challenging and uncertain market conditions which is contributing to a lower conversion of unfunded backlog to funded backlog, the reduced award of new contracts and task orders under which funding was appropriated, and the decline in exercise and subsequent funding of priced options.
Cost of Revenue
Cost of revenue decreased to $2,871.2 million from $2,934.4 million, or a 2.2% decrease. This decrease was primarily due to a decrease in salaries and salary related benefits of $77.5 million, a decrease of $8.7 million in incentive compensation costs, and a decrease of $1.9 million in stock-based compensation expense, offset by an increase in other direct consulting staff expenses of $24.4 million. The decrease in salaries and salary related benefits and incentive compensation costs was primarily due to reduced headcount in the direct consulting staff senior ranks associated with the cost restructuring plan that was implemented during fiscal 2012. The decrease in stock-based compensation expense was primarily due to a decrease in expense recognition compared to the prior fiscal year due to the application of the accounting method for recognizing stock-based compensation, which requires higher expenses initially and declining expenses in subsequent years. Cost of revenue as a percentage of revenue was 49.9% and 50.1% in in fiscal 2013 and fiscal 2012, respectively.
Billable Expenses
Billable expenses decreased to $1,532.6 million from $1,542.8 million, or a 0.7% decrease. This decrease was primarily due to decreases in travel and material expenses of $54.6 million offset by increases in other billable expenses of $36.1 million incurred to perform on contracts and an increase in subcontractor-related expenses of $8.3 million. The increase in direct subcontractor expenses was in support of growth on existing and new contracts and task orders during fiscal 2013. Billable expenses as a percentage of revenue was 26.6% and 26.3% in fiscal 2013 and fiscal 2012, respectively.
General and Administrative Expenses
General and administrative expenses decreased to $834.0 million from $903.7 million, or a 7.7% decrease. This decrease was primarily due to a decrease of $59.5 million in other business-related expenses and professional fees attributable to the Company's disciplined management of corporate-related expenditures, a decrease of $17.2 million in salaries and salary-related benefits, and a decrease in stock-based compensation of $4.7 million. The decrease in salaries and salary related expenses was primarily due to the net reduction in our headcount. The decrease in stock-based compensation expense was primarily due to a decrease in expense recognition compared to the prior fiscal year due to the application of the accounting method for recognizing stock-based compensation, which requires higher expenses initially and declining expenses in subsequent years.
The decrease in general and administrative expenses was partially offset by increases of $8.6 million in incentive compensation costs and $3.1 million in employer retirement plan contributions. The increase in incentive compensation costs was due to increased compensation under our annual performance bonus program for senior personnel. The increase in employer retirement plan contributions was due to the number of employees who completed one year of service and became eligible to participate in our defined contribution plan, the ECAP. General and administrative expenses as a percentage of revenue were 14.5% and 15.4% for fiscal 2013 and fiscal 2012, respectively.
Depreciation and Amortization
Depreciation and amortization decreased to $74.0 million from $75.2 million, or a 1.6% decrease. This decrease was primarily due to a decrease of $1.6 million in the amortization of our intangible assets, which includes below market rate leases and contract backlog that were recorded in connection with the acquisition and are amortized based on contractual lease terms and projected future cash flows, respectively, thereby reflecting higher amortization expense initially and declining expense in subsequent periods. Intangible asset amortization expense decreased to $14.8 million in fiscal 2013 compared to $16.4 million in fiscal 2012.
Interest Expense
Interest expense increased to $70.3 million from $48.1 million, or a 46.2% increase. This increase was primarily due to debt incurred in connection with the Recapitalization Transaction consummated on July 31, 2012.
Interest is accrued on our $1,726.8 million outstanding debt principal balance as of March 31, 2013 at contractually specified rates ranging from 2.7% to 4.5%, and is generally required to be paid to our syndicate of lenders on a monthly or quarterly basis.
Income Tax Expense
Income tax expense increased to $149.3 million from $103.9 million, or a $45.3 million increase. The effective tax rate increased to 40.5% from 30.2% primarily due to the release of uncertain tax position reserves in the prior year.
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
Liquidity and Capital Resources

We have historically been able to generate sufficient cash to fund our operations, debt payments, capital expenditures, and discretionary funding needs. We had $350.4 million and $484.4 million in cash and cash equivalents as of March 31, 2013 and 2012, respectively. However, due to fluctuations in cash flows and the growth in operations, it may be necessary from time-to-time in the future to borrow under our senior secured loan facilities to meet cash demands. We anticipate that cash provided by operating activities, existing cash and cash equivalents, and borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash requirements for the next twelve months, which primarily include:

•	operating expenses, including salaries;

•	working capital requirements to fund the growth of our business;

•	capital expenditures which primarily relate to the purchase of computers, business systems, furniture and leasehold improvements to support our operations;

•	debt service requirements for borrowings under our senior secured loan facilities; and

•	cash taxes to be paid.

Our debt totaled $1,715.2 million and $965.4 million as of March 31, 2013 and 2012, respectively. Our debt bears interest at specified rates and is held by a syndicate of lenders (see Note 11 in our consolidated financial statements).

Our senior secured loan facilities consist of a $725.0 million Tranche A term facility, or Tranche A Loans, and a $1,025.0 million Tranche B term facility, or Tranche B Loans. As of March 31, 2013 we had $706.9 million and $1,019.9 million principal outstanding under the Tranche A term facility and Tranche B term facility, respectively. As of March 31, 2012 we had $475.0 million and $495.0 million principal outstanding under the Tranche A term facility and Tranche B term facility, respectively of our prior credit facility. We periodically consider opportunities to optimize our capital structure. In light of the current strength of the credit markets, there is a likelihood that we will engage in a process intended to effectuate a repricing of the outstanding term loan indebtedness under our senior secured facilities, possibly including an extension of the maturities of such indebtedness, and to amend certain terms of such facilities to provide us with more operating flexibility. While the timing of a potential repricing transaction has not been determined and any decision to ultimately launch or consummate such a transaction will be subject to market conditions and remain within the sole discretion of our Board of Directors, we currently view it as reasonably likely that we would launch such a transaction sometime during calendar year 2013. As an additional consideration, there is a 1% pre-payment premium payable if we refinance our outstanding Tranche B Loans with debt with a lower average yield before August 1, 2013.

On November 30, 2012, the Company acquired DSES for approximately $155.1 million in cash. Additionally, on December 31, 2012 the Company acquired an engineering services company for an immaterial amount.

Effective July 31, 2012, the Company consummated the Recapitalization Transaction whereby our debt under the new senior credit facilities total $1.75 billion ($725.0 million Tranche A and $1,025.0 million Tranche B) and includes a $500.0 million revolving credit facility. See "-- Indebtedness."

On December 12, 2011, our Board of Directors approved a $30.0 million share repurchase program, to be funded from cash on hand. A special committee of the Board of Directors was appointed to evaluate market conditions and other relevant factors and initiate repurchases under the program from time to time. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. As of March 31, 2013, no shares have been repurchased under the program.

On May 21, 2013, we declared a regular quarterly cash dividend in the amount of $0.10 per share. The quarterly dividend is payable on June 28, 2013 to shareholders of record on June 10, 2013. During fiscal 2013, we declared recurring cash dividends totaling $48.7 million ($0.36 per share). Additionally, during fiscal 2013, we declared special cash dividends totaling $1,112.1 million (in May 2012 we declared a $1.50 per share special dividend and in August 2012 we declared a $6.50 per share special dividend). During fiscal 2012, we declared cash dividends totaling $11.9 million ($0.09 per share). No special cash dividends were declared in fiscal 2012.

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

Associated with the payment of the dividends, and in connection with the authorization of the special dividends, the Company paid accrued interest on the DPO of $7.4 million during fiscal 2013. No such payments were made for the same periods in fiscal 2012.

From time to time we evaluate alternative uses for excess cash resources including debt prepayments, payment of recurring and special dividends, share repurchases or funding acquisitions. Any determination to pursue one or more of the above alternative uses for excess cash is subject to the discretion of our Board of Directors, and will depend upon various factors, including our results of operations, financial condition, liquidity requirements, restrictions that may be imposed by applicable law, our contracts, and our senior secured credit agreement, as amended, and other factors deemed relevant by our Board of Directors.

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

Accounts receivable is the principal component of our working capital and is generally driven by revenue growth with other short-term fluctuations related to the payment practices of our clients. Our accounts receivable reflect amounts billed to our clients as of each balance sheet date. Our clients generally pay our invoices within 30 days of the invoice date. At any month-end, we also include in accounts receivable the revenue that was recognized in the preceding month, which is generally billed early in the following month. Finally, we include in accounts receivable amounts related to revenue accrued in excess of amounts billed, primarily on our fixed-price and cost- plus-award-fee contracts. The total amount of our accounts receivable can vary significantly over time, but is generally sensitive to revenue levels. Total accounts receivable (billed and unbilled combined, net of allowance for doubtful accounts) days sales outstanding, which we calculate by dividing total accounts receivable by revenue per day during the relevant fiscal quarter, was 61 and 65 as of March 31, 2013 and 2012, respectively.
The table below sets forth our net cash flows for the periods presented:

	Fiscal Year Ended March 31,
	2013	2012	2011
	(In thousands)
Net cash provided by operating activities	$464,654	$360,046	$296,339
Net cash used in investing activities	(190,452)	(53,593)	(87,400)
Net cash used in financing activities	(408,186)	(14,716)	(324,143)
Total increase / (decrease) in cash and cash equivalents	$(133,984)	$291,737	$(115,204)
Net Cash from Operating Activities
Net cash from operations is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from clients in a timely manner, and our ability to manage our vendor payments. Net cash provided by operations was $464.7 million in fiscal 2013 compared to $360.0 million in the same prior year period, or a 29.1% increase. The increase in net cash provided by operations was primarily the result of overall profitability of our contracts, our ability to invoice and collect from clients in a timely manner, and our effective management of vendor payments.
Net Cash from Investing Activities
Net cash used in investing activities was $190.5 million in fiscal 2013 compared to $53.6 million in the same prior year period, or a 255.4% increase. The increase in net cash used in investing activities was primarily due to the $155.1 million in cash paid to ARINC for the acquisition of DSES on November 30, 2012.
Net Cash from Financing Activities
Net cash used in financing activities was $408.2 million in fiscal 2013 compared to net cash used in financing activities of $14.7 million in the same prior year period. The increase in net cash used in financing activities was primarily due to the payment of regular and special dividends and associated dividend equivalents, partially offset by the net proceeds of the Recapitalization Transaction.
Indebtedness
On July 31, 2012, the Company consummated the Recapitalization Transaction, which included the refinancing and termination of the Company's existing senior secured credit agreement with the proceeds of the borrowings under the Company's new senior secured credit agreement. Additionally the net proceeds of the recapitalization were used to pay a special dividend on August 31, 2012, as described above under Liquidity and Capital Resources. The new senior secured credit agreement, or the Credit Agreement, provided the Company with a $725.0 million Term Loan A tranche and a $1,025.0 million Term Loan B tranche, and a $500.0 million revolving credit facility with a $100.0 million sublimit for letters of credit.
In connection with the recapitalization, the Company accelerated the amortization of ratable portions of the Debt Issuance Costs, or DIC, and Original Issuance Discount, or OID, associated with the prior senior secured term loan facilities and portions of the DIC and OID of the Credit Agreement that do not qualify for deferral of $7.2 million. These amounts are reflected in other expense, net in fiscal 2013. Furthermore, the Company expensed third party debt issuance costs of $2.7 million that did not qualify for deferral, which are reflected in general and administrative costs in fiscal 2013.
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

The interest rate on borrowings under Tranche A is LIBOR plus 2.50%, and will range from 2.00% to 2.75% based on the Company's total leverage ratio. The interest rate on borrowings under Tranche B is LIBOR plus 3.5% with a 1% floor. The revolving credit facility margin and commitment fee are subject to the leveraged based pricing grid, as set forth in the Credit Agreement. As of March 31, 2013, we were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that total $2.8 million. These letters of credit and bank guarantees primarily relate to leases and support of insurance obligations. These instruments reduce our available borrowings under the revolving credit facility. As of March 31, 2013, we had $497.2 million of capacity available for additional borrowings under the revolving credit facility.

The loans under the Credit Agreement are secured by substantially all of our assets and none of such assets will be available to satisfy the claims of our general creditors. The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following, in each case subject to certain exceptions: a maximum net total leverage ratio; a minimum net interest coverage ratio; limitations on indebtedness and liens; mergers, consolidations or amalgamations, or liquidations, wind-ups or dissolutions; dispositions of property; restricted payments; investments; transactions with affiliates; sale and lease back transactions; change in fiscal periods; negative pledges; restrictive agreements; limitations on line of business; limitations on speculative hedging and limitations on changes of names and jurisdictions. In addition, we are required to meet certain financial covenants at each quarter end, namely Consolidated Net Total Leverage and Consolidated Net Interest Coverage Ratios. As of March 31, 2013 we were compliant with these covenants.

Prior to the July 31, 2012 Recapitalization Transaction, our then existing senior secured credit agreement provided for $1.0 billion in term loans ($500.0 million Tranche A Loans and $500.0 million Tranche B Loans), and a $275.0 million revolving credit facility.
During fiscal 2013, interest payments of $18.8 million and $40.0 million were made for Tranche A term loans and Tranche B term loans, respectively. During fiscal 2012, interest payments of $14.4 million and $20.2 million were made for Tranche A term loans and Tranche B term loans, respectively, under our prior facility. As of March 31, 2013, no amounts were drawn on the revolving credit facility.
The total outstanding debt balance is recorded in the accompanying consolidated balance sheets net of unamortized discount of $11.6 million and $4.6 million as of March 31, 2013 and 2012, respectively.
Capital Structure and Resources
Our stockholders’ equity amounted to $226.8 million as of March 31, 2013, a decrease of $958.4 million compared to stockholders’ equity of $1,185.2 million as of March 31, 2012, primarily due to the payment of special dividends on June 29, 2012 and August 31, 2012, offset by the net increase in fiscal 2013 from common stock issuances, stock option exercises, net income of $219.1 million, and stock-based compensation expense of $24.8 million.
Off-Balance Sheet Arrangements
As of March 31, 2013, we did not have any off-balance sheet arrangements.
Contractual Obligations
The following table summarizes our contractual obligations that require us to make future cash payments as of March 31, 2013. For contractual obligations, we included payments that we have an unconditional obligation to make.

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 years
	(In thousands)
Long-term debt (a)	$1,726,750	$55,562	$165,501	$537,062	$968,625
Operating lease obligations	314,896	91,236	134,292	46,679	42,689
Interest on indebtedness	355,227	65,874	124,655	106,074	58,624
Deferred payment obligation (b)	99,670	—	—	99,670	—
Liability to option holders (c)	106,360	48,468	55,927	1,965	—
Tax liabilities for uncertain tax positions (d)	57,018	23	56,508	484	3
Other	26,443	—	26,443	—	—
Total contractual obligations	$2,686,364	$261,163	563,326	791,934	1,069,941

(a)	See Note 11 to our consolidated financial statements for additional information regarding debt and related matters.

(b)	Includes $61.5 million deferred payment obligation balance, plus current and future interest accruals.

(c)
Reflects liabilities to holders of stock options issued under our Officers’ Rollover Stock Plan and Equity Incentive Plan related to the reduction in the exercise price of such options as a result of special dividends issued in July 2009, December 2009, May 2012 and July 2012.

(d)	Includes $18.5 million of tax liabilities offset by amounts owed under the deferred payment obligation. The remainder is related to other tax liabilities.

In the normal course of business, we enter into agreements with subcontractors and vendors to provide products and services that we consume in our operations or that are delivered to our clients. These products and services are not considered unconditional obligations until the products and services are actually delivered, at which time we record a liability for our obligation.

Capital Expenditures
Since we do not own any of our facilities, our capital expenditure requirements primarily relate to the purchase of computers, business systems, furniture, and leasehold improvements to support our operations. Direct facility and equipment costs billed to clients are not treated as capital expenses. Our capital expenditures for fiscal 2013 and 2012 were $33.1 million and $76.9 million, respectively, and the majority of such capital expenditures related to facilities infrastructure, equipment, and information technology. Expenditures for facilities infrastructure and equipment are generally incurred to support new and existing programs across our business. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure.
Commitments and Contingencies
We are subject to a number of reviews, investigations, claims, lawsuits, and other uncertainties related to our business. For a discussion of these items, refer to Note 20 to our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt and cash equivalents, which consist primarily of funds invested in U.S. government insured money-market accounts and prime money-market funds. As of March 31, 2013 and 2012, we had $350.4 million and $484.4 million, respectively, in cash and cash equivalents. The interest expense associated with our term loans and any loans under our revolving credit facility will vary with market rates.
Our exposure to market risk for changes in interest rates related to our outstanding debt will impact our senior secured loan facilities. A hypothetical 1% increase in interest rates would have increased interest expense related to the term facilities under our senior secured loan facilities by approximately $5.7 million in fiscal 2013 and $3.6 million in fiscal 2012, and likewise decreased our income and cash flows. A hypothetical increase of LIBOR to 4%, the average historical three-month LIBOR, would have increased interest expense related to all term facilities under our senior secured loan facilities by approximately $57.5 million in fiscal 2013 and $32.7 million in fiscal 2012, and likewise decreased our income and cash flows. The year over year variance in interest expense is driven by an increased debt balance and higher interest rate spreads and floors related to the debt facility refinance in July 2012.
The return on our cash and cash equivalents balance as of March 31, 2013 and 2012 was less than 1%. Therefore, although investment interest rates may continue to decrease in the future, the corresponding impact to our interest income, and likewise to our income and cash flow, would not be material.
We do not use derivative financial instruments in our investment portfolio and have not entered into any hedging transactions.

Item 8.	Financial Statements and Supplementary Data

Report of Ernst & Young LLP,
Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Booz Allen Hamilton Holding Corporation
We have audited the accompanying consolidated balance sheets of Booz Allen Hamilton Holding Corporation as of March 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Booz Allen Hamilton Holding Corporation at March 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Booz Allen Hamilton Holding Corporation’s internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 23, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
May 23, 2013

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONSOLIDATED BALANCE SHEETS

	March 31, 2013	March 31, 2012
	(Amounts in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$350,384	$484,368
Accounts receivable, net of allowance	1,029,586	1,077,315
Prepaid expenses	29,129	32,090
Income taxes receivable	5,689	46,794
Other current assets	9,564	13,090
Total current assets	1,424,352	1,653,657
Property and equipment, net of accumulated depreciation	166,570	191,079
Deferred income taxes	10,032	7,790
Intangible assets, net of accumulated amortization	236,220	223,834
Goodwill	1,277,369	1,188,004
Other long-term assets	62,985	50,427
Total assets	$3,177,528	$3,314,791
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$55,562	$42,500
Accounts payable and other accrued expenses	451,065	443,951
Accrued compensation and benefits	385,433	357,872
Deferred income taxes	10,286	59,493
Other current liabilities	62,300	10,630
Total current liabilities	964,646	914,446
Long-term debt, net of current portion	1,659,611	922,925
Income tax reserves	57,018	55,282
Other long-term liabilities	269,460	236,953
Total liabilities	2,950,735	2,129,606
Commitments and contingencies (Note 20)
Stockholders’ equity:
Common stock, Class A — $0.01 par value — authorized, 600,000,000 shares; issued, 136,457,444 shares at March 31, 2013 and 128,726,324 shares at March 31, 2012; outstanding, 136,051,601 shares at March 31, 2013 and 128,392,549 shares at March 31, 2012	1,364	1,287
Non-voting common stock, Class B — $0.01 par value — authorized, 16,000,000 shares; issued and outstanding, 1,451,600 shares at March 31, 2013 and 2,487,125 shares at March 31, 2012	15	25
Restricted common stock, Class C — $0.01 par value — authorized, 5,000,000 shares; issued and outstanding, 1,224,319 shares at March 31, 2013 and 1,533,020 shares at March 31, 2012	12	15
Special voting common stock, Class E — $0.003 par value — authorized, 25,000,000 shares; issued and outstanding, 7,478,522 shares at March 31, 2013 and 10,140,067 shares at March 31, 2012	22	30
Treasury stock, at cost — 405,843 shares at March 31, 2013 and 333,775 shares at March 31, 2012	(6,444)	(5,377)
Additional paid-in capital	120,836	898,541
Retained earnings	124,775	299,379
Accumulated other comprehensive loss	(13,787)	(8,715)
Total stockholders’ equity	226,793	1,185,185
Total liabilities and stockholders’ equity	$3,177,528	$3,314,791
The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
	2013	2012	2011
	(Amounts in thousands, except per share data)
Revenue	$5,758,059	$5,859,218	$5,591,296
Operating costs and expenses:
Cost of revenue	2,871,240	2,934,378	2,836,955
Billable expenses	1,532,590	1,542,822	1,473,266
General and administrative expenses	833,986	903,721	881,028
Depreciation and amortization	74,009	75,205	80,603
Restructuring charge	—	15,660	—
Total operating costs and expenses	5,311,825	5,471,786	5,271,852
Operating income	446,234	387,432	319,444
Interest expense	(70,284)	(48,078)	(131,892)
Other, net	(7,639)	4,520	(59,488)
Income before income taxes	368,311	343,874	128,064
Income tax expense	149,253	103,919	43,370
Net income	$219,058	$239,955	$84,694
Earnings per common share (Note 3):
Basic	$1.56	$1.83	$0.74
Diluted	$1.45	$1.70	$0.66
Dividends declared per share	$8.36	$0.09	$—
The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended March 31,
	2013	2012	2011
	(Amounts in thousands)
Net income	$219,058	$239,955	$84,694
Change in postretirement plan costs, net of tax	(5,072)	(3,262)	(1,635)
Comprehensive income	$213,986	$236,693	$83,059

The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
	2013	2012	2011
	(Amounts in thousands)
Cash flows from operating activities
Net income	$219,058	$239,955	$84,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,009	75,205	80,603
Stock-based compensation expense	24,841	31,263	48,678
Deferred income taxes	(48,088)	74,785	42,763
Excess tax benefits from the exercise of stock options	(26,860)	(16,461)	(15,974)
Amortization of debt issuance costs and loss on extinguishment	17,224	5,880	52,742
Loss on disposition of property and equipment	1,106	376	41
Gain on sales of businesses	(254)	(4,082)	—
Changes in assets and liabilities:
Accounts receivable	125,125	25,275	(92,693)
Income taxes receivable / payable	104,877	(31,832)	2,907
Prepaid expenses	3,038	1,407	(951)
Other current assets	6,968	6,215	(12,941)
Other long-term assets	2,723	(6,250)	(6,833)
Accrued compensation and benefits	(26,832)	(35,287)	9,804
Accounts payable and other accrued expenses	(23,760)	35,390	52,214
Accrued interest	(3,563)	(11,801)	8,451
Income tax reserves	1,736	(35,192)	(10,163)
Other current liabilities	11,367	(2,373)	612
Other long-term liabilities	1,939	7,573	52,385
Net cash provided by operating activities	464,654	360,046	296,339
Cash flows from investing activities
Purchases of property and equipment	(33,113)	(76,925)	(88,784)
Cash paid for business acquisitions, net of cash acquired	(157,964)	—	—
Other	—	—	1,384
Proceeds from sales of businesses	625	23,332	—
Net cash used in investing activities	(190,452)	(53,593)	(87,400)
Cash flows from financing activities
Net proceeds from issuance of common stock	6,373	8,757	251,135
Stock option exercises	14,977	7,349	4,790
Excess tax benefits from the exercise of stock options	26,860	16,461	15,974
Repurchases of common stock	(1,067)	(5,377)	—
Cash dividends paid	(1,122,457)	(11,906)	—
Dividend equivalents paid to option holders	(49,765)	—	—
Repayment of debt	(993,250)	(30,000)	(1,637,850)
Net proceeds from debt issuance	1,710,143	—	1,041,808
Net cash used in financing activities	(408,186)	(14,716)	(324,143)
Net (decrease) increase in cash and cash equivalents	(133,984)	291,737	(115,204)
Cash and cash equivalents––beginning of year	484,368	192,631	307,835
Cash and cash equivalents––end of year	$350,384	$484,368	$192,631
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$58,847	$53,993	$109,895
Income taxes	$90,146	$89,314	$7,715
The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)	Class A Common Stock		Class B Non-Voting Common Stock		Class C Restricted Common Stock		Class E Special Voting Common Stock		Treasury Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2010	102,922,900	1,029	2,350,200	24	2,028,270	20	13,345,880	40	0	—	525,652	(13,364)	(3,818)	509,583
Issuance of common stock	16,189,830	161	0	—	0	—	702,930	2	0	—	250,972	—	—	251,135
Stock options exercised	4,375,035	44	0	—	0	—	(1,699,950)	(5)	0	—	11,727	—	—	11,766
Excess tax benefits from the exercise of stock options	0	—	0	—	0	—	0	—	0	—	15,974	—	—	15,974
Share exchange	(702,930)	(7)	702,930	7	0	—	0	—	0	—	—	—	—	—
Recognition of liability related to future stock option exercises	0	—	0	—	0	—	0	—	0	—	(12,945)	—	—	(12,945)
Net income	0	—	0	—	0	—	0	—	0	—	—	84,694	—	84,694
Change in postretirement plan costs, net of tax	0	—	0	—	0	—	0	—	0	—	—	—	(1,635)	(1,635)
Comprehensive income														83,059
Stock-based compensation expense	0	—	0	—	0	—	0	—	0	—	48,678	—	—	48,678
Balance at March 31, 2011	122,784,835	1,227	3,053,130	31	2,028,270	20	12,348,860	37	0	—	840,058	71,330	(5,453)	907,250
Issuance of common stock	1,080,245	11	0	—	0	—	0	—	0	—	8,749	—	—	8,760
Stock options exercised	3,799,989	38	0	—	0	—	(2,208,793)	(7)	0	—	7,315	—	—	7,346
Excess tax benefits from the exercise of stock options	0	—	0	—	0	—	0	—	0	—	16,461	—	—	16,461
Share exchange	1,061,255	11	(566,005)	(6)	(495,250)	(5)	0	—	0	—	—	—	—	—
Repurchase of common stock	0	—	0	—	0	—	0	—	(333,775)	(5,377)	—	—	—	(5,377)
Recognition of liability related to future stock option exercises (Note 18)	0	—	0	—	0	—	0	—	0	—	(5,305)	—	—	(5,305)
Net income	0	—	0	—	0	—	0	—	0	—	—	239,955	—	239,955
Change in postretirement plan costs, net of tax	0	—	0	—	0	—	0	—	0	—	—	—	(3,262)	(3,262)
Comprehensive income														236,693
Dividends paid (Note 17)	0	—	0	—	0	—	0	—	0	—	—	(11,906)	—	(11,906)
Stock-based compensation expense	0	—	0	—	0	—	0	—	0	—	31,263	—	—	31,263
Balance at March 31, 2012	128,726,324	1,287	2,487,125	25	1,533,020	15	10,140,067	30	(333,775)	(5,377)	898,541	299,379	(8,715)	1,185,185
Issuance of common stock	1,182,004	12	0	—	0	—	0	—	0	—	6,361	—	—	6,373
Stock options exercised	5,204,890	52	0	—	0	—	(2,661,545)	(8)	0	—	14,933	—	—	14,977
Excess tax benefits from the exercise of stock options	0	—	0	—	0	—	0	—	0	—	26,860	—	—	26,860
Share exchange	1,344,226	13	(1,035,525)	(10)	(308,701)	(3)	0	—	0	—	—	—	—	—
Repurchase of common stock	0	—	0	—	0	—	0	—	(72,068)	(1,067)	—	—	—	(1,067)
Recognition of liability related to future stock option exercises (Note 18)	0	—	0	—	0	—	0	—	0	—	(121,905)	—	—	(121,905)
Net income	0	—	0	—	0	—	0	—	0	—	—	219,058	—	219,058
Change in postretirement plan costs, net of tax	0	—	0	—	0	—	0	—	0	—	—	—	(5,072)	(5,072)
Comprehensive income														213,986
Dividends paid (Note 17)	0	—	0	—	0	—	0	—	0	—	(728,795)	(393,662)	—	(1,122,457)
Stock-based compensation expense	0	—	0	—	0	—	0	—	0	—	24,841	—	—	24,841
Balance at March 31, 2013	136,457,444	$1,364	1,451,600	$15	1,224,319	$12	7,478,522	$22	(405,843)	$(6,444)	$120,836	$124,775	$(13,787)	$226,793
The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
March 31, 2013
1. BUSINESS OVERVIEW
Our Business
Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or Holding or the Company, is an affiliate of The Carlyle Group, or Carlyle, and was incorporated in Delaware in May 2008. The Company provides management and technology consulting services primarily to the U.S. government in the defense, intelligence, and civil markets. The Company is also further developing the scope and scale of its capabilities in engineering services to provide to its U.S. government clients. The Company has expanded beyond its management consulting foundation to develop deep expertise in technology, engineering, and analytics. The Company reports operating results and financial data in one operating segment. The Company is headquartered in McLean, Virginia, with approximately 24,500 employees as of March 31, 2013.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. All intercompany balances and transactions have been eliminated in consolidation.
The Company’s fiscal year ends on March 31 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31. The accompanying consolidated financial statements present the financial position of the Company as of March 31, 2013 and 2012 and the Company’s results of operations for fiscal 2013, fiscal 2012, and fiscal 2011.
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
Revenue on cost-reimbursable-plus-fee contracts is recognized as services are performed, generally based on the allowable costs incurred during the period plus any recognizable earned fee. The Company considers fixed fees under cost-reimbursable-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract. For cost-reimbursable-plus-fee contracts that include performance-based fee incentives, which are principally award fee arrangements, the Company recognizes income when such fees are probable and estimable. Estimates of the total fee to be earned are made based on contract provisions, prior experience with similar contracts or clients, and management’s evaluation of the performance on such contracts. Contract costs, including indirect expenses, are subject to audit by the Defense Contract Audit Agency, or DCAA, and, accordingly, are subject to possible cost disallowances. We recognize as revenue, net of reserves, executive compensation that we determine, based on management's estimates, to be allowable; management's estimates in this regard are based on a number of factors that may change over time, including executive compensation survey data, our and other government contractors' experiences with the DCAA audit practices in our industry and relevant decisions of courts and boards of contract appeals.
Revenue for time-and-materials contracts is recognized as services are performed, generally on the basis of contract allowable labor hours worked multiplied by the contract-defined billing rates, plus allowable direct costs and indirect cost allocations associated with materials used and other direct expenses incurred in connection with the performance of the contract.
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
Contract accounting requires significant judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of the Company’s contracts, developing total revenue and cost at completion estimates requires the use of significant judgment. Contract costs include direct labor and billable expenses, an allocation of allowable indirect costs, and warranty obligations. Billable expenses is comprised of subcontracting costs and other “out of pocket” costs that often include, but are not limited to, travel-related costs and telecommunications charges. The Company recognizes revenue and billable expenses from these transactions on a gross basis. Assumptions regarding the length of time to complete the contract also include expected increases in wages and prices for materials. Estimates of total contract revenue and costs are monitored during the term of the contract and are subject to revision as the contract progresses. Anticipated losses on contracts are recognized in the period they are deemed probable and can be reasonably estimated.
The Company’s contracts may include the delivery of a combination of one or more of the Company’s service offerings. In these situations, the Company determines whether such arrangements with multiple service offerings should be treated as separate units of accounting based on how the elements are bid or negotiated, whether the customer can accept separate elements of the arrangement, and the relationship between the pricing on the elements individually and combined.
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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company’s cash equivalents are generally invested in Prime or U.S. government money market funds, which minimizes the credit risk. The Company believes that credit risk, with respect to accounts receivable, is limited as the receivables are primarily with the U.S. government.
Property and Equipment
Property and equipment are recorded at cost, and the balances are presented net of accumulated depreciation. The cost of software purchased or internally developed is capitalized. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Furniture and equipment is depreciated over five to ten years, computer equipment is depreciated over four years, and software purchased or developed for internal use is depreciated over one to three years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term. Maintenance and repairs are charged to expense as incurred.

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
Business Combinations
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
Goodwill
The Company assesses goodwill for impairment on at least an annual basis on January 1 unless interim indicators of impairment exist. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. The Company operates as a single operating segment and as a single reporting unit for the purpose of evaluating goodwill. We elected to perform the qualitative, or step zero goodwill impairment test for our January 1, 2013 analysis and concluded that it was not more likely than not (i.e., a likelihood of more than 50 percent) that the fair value of our reporting unit was less than the carrying amount. During the fiscal years ended March 31, 2013, 2012 and 2011 the Company did not record any goodwill impairment.
Intangible Assets
Intangible assets consist of trade name, customer relationships, and favorable lease terms. The trade name is not amortized, but is tested annually for impairment. Customer relationship is amortized on an accelerated basis over the expected backlog life based on projected future cash flows of approximately five to nine years.
Long-Lived Assets
The Company reviews its long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for any excess of the carrying amount over the fair value of the asset. During the fiscal years ended March 31, 2013, 2012 and 2011 the Company did not record any impairment charges.

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
The Company periodically assesses its tax positions for all periods open to examination by tax authorities based on the latest available information. Where it is not more likely that not that the Company’s tax position will be sustained, the Company records its best estimate of the resulting tax liability, penalties and interest in the consolidated financial statements. These uncertain tax positions are recorded as a component of income tax expense. As uncertain tax positions in periods open to examination are closed out, or as new information becomes available, the resulting change is reflected in the recorded liability and income tax expense. Penalties and interest recognized related to the reserves for uncertain tax positions are recorded as a component of income tax expense.

Comprehensive Income
Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources, and is presented in the consolidated statements of comprehensive income. Accumulated other comprehensive losses as of March 31, 2013 and 2012 consisted of unrealized losses on the Company’s defined and postretirement benefit plans.
Share-Based Payments
Share-based payments to employees are recognized in the consolidated statements of operations based on their grant date fair values with the expense recognized on an accelerated basis over the vesting period. The Company uses the Black-Scholes option-pricing model to determine the fair value of its awards at the time of the grant.
Defined Benefit Plan and Other Postretirement Benefits
The Company recognizes the underfunded status of pension and other postretirement benefit plans on the consolidated balance sheets. Gains and losses and prior service costs and credits that have not yet been recognized through net periodic benefit cost are recognized in accumulated other comprehensive income, net of tax effects, and will be amortized as a component of net periodic cost in future periods. The measurement date, the date at which the benefit obligations and plan assets are measured, is the Company’s fiscal year end.
Self-Funded Medical Plans
The Company maintains self-funded medical insurance. Self-funded plans include a health maintenance organization, preferred provider organization, point of service, qualified point of service, and traditional choice. Further, self-funded plans also include prescription drug and dental benefits. The Company records an incurred but unreported claim liability in the accrued compensation and benefits line of the consolidated balance sheets for self-funded plans based on an actuarial valuation. Data that drives this estimate is primarily based on claims and enrollment data provided by a third party valuation firm for medical and pharmacy related costs.
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
Fair Value Measurements
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, we consider the principal or most advantageous market in which the asset or liability would transact, and if necessary, consider assumptions that market participants would use would pricing the asset or liability.
The accounting standard for fair value measurements establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: observable inputs such as quoted prices in active markets (Level 1); inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2); and unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions (Level 3).
The fair value of the Company’s cash and cash equivalents (including money market funds), trade accounts receivable and accounts payable, approximates its carrying value at March 31, 2013 and 2012 because of the short-term nature of these amounts. The fair value of the Company’s debt instruments approximates its carrying value at March 31, 2013 and 2012. The fair value of debt is determined based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements (Level 2 inputs).
Recent Accounting Pronouncements
During the fiscal year ended March 31, 2013, the Company adopted the following accounting pronouncement which did not have a material impact on the Company's consolidated financial statements:
In February 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends Topic 220, Comprehensive Income. ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. The guidance is effective prospectively for interim and annual periods beginning after December 15, 2012, with early adoption permitted. The Company elected early adoption effective March 31, 2013. Refer to Note 15.
Other recent accounting pronouncements issued by the FASB during fiscal 2013 and through the filing date did not and are not believed by management to have a material impact on the Company's consolidated financial statements.

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
The Company currently has outstanding shares of Class A Common Stock, Class B Non-Voting Common Stock, Class C Restricted Common Stock, and Class E Special Voting Common Stock. Class E Special Voting Common Stock shares are not included in the calculation of EPS as these shares represent voting rights only and are not entitled to participate in dividends or other distributions. Unvested Class A Restricted Common Stock and unvested Class C Restricted Common Stock holders are entitled to participate in non-forfeitable dividends or other distributions. These unvested shares participated in the Company's dividends declared and paid in each quarter in fiscal 2013 and the fourth quarter of fiscal 2012, and as such, EPS is calculated using the two-class method, whereby earnings are reduced by distributed and undistributed earnings, if available, allocable to restricted shareholders may participate in. A reconciliation of the income used to compute basic and diluted EPS for the periods presented are as follows:

	Fiscal Year Ended March 31,
	2013	2012	2011
Earnings for basic computations (a)	$209,994	$238,761	$84,694
Weighted-average Class A Common Stock outstanding	131,068,847	125,894,644	109,511,290
Weighted-average Class B Non-Voting Common Stock outstanding	2,080,050	2,791,917	2,939,387
Weighted-average Class C Restricted Common Stock outstanding	1,253,832	1,459,128	2,028,270
Total weighted-average common shares outstanding for basic computations	134,402,729	130,145,689	114,478,947
Earnings for diluted computations (a)	$209,994	$238,761	$84,694
Dilutive stock options and restricted stock	10,451,995	10,666,323	12,969,753
Average number of common shares outstanding for diluted computations	144,854,724	140,812,012	127,448,700
Earnings per common share
Basic	$1.56	$1.83	$0.74
Diluted	$1.45	$1.70	$0.66
(a) During fiscal 2013 and 2012, approximately 1.2 million and 787,000 shares of participating securities were paid dividends totaling $9.1 million and $71,000, respectively. Additionally, for fiscal 2012 there were undistributed earnings of $1.1 million allocated to the participating class of securities in basic and diluted earnings per share. The dividends paid for fiscal 2013 comprise the difference from net income presented on the condensed consolidated statements of operations, as there were no excess undistributed earnings, while the allocated earnings and the dividends paid comprise the difference in net income for fiscal 2012.
The EPS calculation for fiscal 2013, 2012, and 2011 excludes 328,000, 2,529,000 and 310,000 options as their impact was anti-dilutive.

4. ACQUISITIONS

On November 30, 2012 Booz Allen Hamilton Engineering Holding Co., LLC, a wholly owned subsidiary of the Company, acquired the Defense Systems Engineering and Support, or DSES, division of ARINC Incorporated by acquiring 100% of the membership interests of ARINC Engineering Services, LLC, a wholly owned subsidiary of ARINC that owns DSES. DSES is a provider of advanced aviation and maritime engineering, advanced weapons modernization and sustainment, and advanced systems engineering and integration. Subsequent to the acquisition, the Company changed the name of ARINC Engineering Services, LLC to Booz Allen Hamilton Engineering Services, or BES. DSES had approximately 900 employees at the time of acquisition. The acquisition aligns with the Company's strategic initiatives to expand existing engineering capabilities and defense market position.

The acquisition of DSES was accounted for under the acquisition method of accounting which requires the total purchase price consideration to be allocated to the assets acquired and liabilities assumed based on estimates of fair value. The Company paid approximately $155.1 million in cash to ARINC for DSES on November 30, 2012, which includes a preliminary purchase price per the agreement of $154.0 million and an estimated $1.1 million as a preliminary working capital adjustment. Under the terms of the purchase agreement, ARINC had ninety days after the closing date to provide DSES' final balance sheet and net working capital as of the closing date. The Company then has an additional 90 days to respond. The Company used preliminary information obtained in connection with the acquisition to complete the purchase price allocations related to the acquisition. The Company expects to recover an estimated $2.8 million from ARINC as the preliminary net working capital was lower than that paid. Therefore the Company has accounted for this return of consideration and the purchase price allocation was adjusted to assume a purchase price of $152.2 million. The final purchase price allocation will be completed after the information has been finalized and agreed upon by both parties of the transaction. Transaction costs were approximately $4.0 million, which were recorded as general and administrative expense as incurred.

The following table represents the preliminary purchase price allocation of DSES' assets and liabilities at fair value:

Current assets	$75,669
Current liabilities	(39,504)
Other tangible assets	2,676
Goodwill	86,887
Identifiable intangible assets	26,500
$152,228

The goodwill of $86.9 million is largely attributed to the specialized workforce and the expected synergies between the Company and DSES. Substantially all of the goodwill is expected to be deductible for tax purposes. The value attributed to the identifiable intangible assets of $26.5 million is being amortized on an accelerated basis over the estimated useful life of 7 years.

Pursuant to the purchase agreement, the Company entered into a transition services agreement, or TSA, with ARINC. The TSA requires ARINC to provide certain support services to the Company for up to 12 months following November 30, 2012. Expenses incurred and recorded by the Company under the TSA were approximately $1.4 million for fiscal 2013.

On December 31, 2012 the Company closed an immaterial acquisition of an engineering services company that was accounted for using the acquisition method of accounting.

Proforma results of operations for these acquisitions are not presented because neither acquisition is material to the Company's consolidated results of operations.

5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
As of March 31, 2013 and 2012, goodwill was $1,277.4 million and $1,188.0 million, respectively. The increase in the carrying amount of goodwill is attributable to the Company's acquisitions as discussed in Note 4.
The Company performed a qualitative goodwill impairment assessment at January 1, 2013, and believes that it was not more likely than not (i.e., a likelihood of more than 50 percent) that the fair value of the reporting unit was less than the carrying amount. During the fiscal years ended March 31, 2013, 2012 and 2011, the Company did not record any goodwill impairment. Further, the Company does not consider any of the goodwill at risk of impairment.
Intangible Assets
Intangible assets consisted of the following:

	As of March 31, 2013			As of March 31, 2012
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets
Customer relationships	$187,758	$141,738	$46,020	$160,615	$127,265	$33,350
Favorable leases	2,800	2,800	—	2,800	2,516	284
Total	$190,558	$144,538	$46,020	$163,415	$129,781	$33,634

Unamortizable intangible assets
Trade name	$190,200	$—	$190,200	$190,200	$—	$190,200
Total	$380,758	$144,538	$236,220	$353,615	$129,781	$223,834
The addition to the carrying amount of customer relationships is attributable to the Company's acquisitions as discussed in Note 4. Intangible assets are primarily amortized on an accelerated basis over periods ranging from 7 years to 9 years. The weighted-average remaining period of amortization for all customer relationships is 5.4 years.
The Company performed an annual impairment test of the trade name as of January 1, 2013 and 2012, noting no impairment.
Amortization expense for fiscal 2013, 2012, and 2011 was $14.8 million, $16.4 million, and $28.6 million, respectively. The following table summarizes the estimated annual amortization expense for future periods indicated below:

For the Fiscal Year Ended March 31,
2014	$14,915
2015	9,721
2016	8,751
2017	7,782
2018	2,586
Thereafter	2,265
Total amortization expense	$46,020

6. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consisted of the following:

	March 31,
	2013	2012
Current
Accounts receivable–billed	$431,770	$436,314
Accounts receivable–unbilled	598,004	641,800
Allowance for doubtful accounts	(188)	(799)
Accounts receivable, net	1,029,586	1,077,315
Long-term
Unbilled receivables	19,779	24,163
Total accounts receivable, net	$1,049,365	$1,101,478
The Company recognized a provision for doubtful accounts (including certain unbilled reserves) of $544,000, $2.7 million, and $230,000 for fiscal 2013, 2012 and 2011, respectively. Long-term unbilled receivables related to retainage, holdbacks, and long-term rate settlements to be billed at contract closeout are included in other long-term assets as accounts receivable in the accompanying consolidated balance sheets.

7. PROPERTY AND EQUIPMENT, NET
The components of property and equipment, net were as follows:

	March 31,
	2013	2012
Furniture and equipment	$135,281	$131,461
Computer equipment	46,872	49,602
Software	36,690	33,248
Leasehold improvements	154,167	144,528
Total	373,010	358,839
Less: Accumulated depreciation and amortization	(206,440)	(167,760)
Property and equipment, net	$166,570	$191,079
Property and equipment, net, includes $9.7 million and $13.2 million of internally developed software, net of depreciation as of March 31, 2013 and 2012, respectively. Depreciation and amortization expense relating to property and equipment for fiscal 2013, 2012, and 2011 was $59.3 million, $58.8 million, and $52.0 million, respectively. During fiscal 2013 and 2012, the Company reduced the gross cost and accumulated depreciation and amortization by $22.9 million and $35.7 million, respectively, for zero net book value assets deemed no longer in service.

8. ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

Accounts payable and other accrued expenses consisted of the following:

	March 31,
	2013	2012
Vendor payables	$248,471	$288,377
Accrued expenses	202,594	155,574
Total accounts payable and other accrued expenses	$451,065	$443,951
Accrued expenses consisted primarily of the Company’s reserve related to potential cost disallowance in conjunction with government audits. Refer to Note 20 for further discussion of this reserve.

9. ACCRUED COMPENSATION AND BENEFITS
Accrued compensation and benefits consisted of the following:

	March 31,
	2013	2012
Bonus	$89,389	$83,464
Retirement	83,071	86,723
Vacation	136,528	143,154
Stock-based compensation liability (Note 18)	48,468	8,936
Other	27,977	35,595
Total accrued compensation and benefits	$385,433	$357,872
In the fourth quarter of fiscal 2012, the Company finalized a cost restructuring plan and incurred an associated restructuring charge of $15.7 million pretax related to one-time termination benefits. Total other accrued compensation and benefits above includes a restructuring liability of $11.1 million at March 31, 2012. The remaining restructuring liability was paid out during fiscal 2013.

10. DEFERRED PAYMENT OBLIGATION
Pursuant to an Agreement and Plan of Merger, or the Merger Agreement, dated as of May 15, 2008, and subsequently amended, The Carlyle Group indirectly acquired all of the issued and outstanding stock of the Company. In connection with this transaction, on July 31, 2008 the Company established a Deferred Payment Obligation, or DPO, of $158.0 million, payable 8.5 years after the Closing Date, less any settled claims. Pursuant to the Merger Agreement, $78.0 million of the $158.0 million DPO was required to be paid in full to the selling shareholders. On December 11, 2009, in connection with a recapitalization transaction, $100.4 million was paid to the selling shareholders, of which $78.0 million was the repayment of that portion of the DPO, with approximately $22.4 million representing accrued interest.
The remaining $80.0 million is available to indemnify the Company for certain pre-acquisition tax contingencies, related interest and penalties, and other matters pursuant to the Merger Agreement. Any amounts remaining after the settlement of claims will be paid out to the selling shareholders. As of March 31, 2013 and 2012, the Company has recorded $55.8 million and $55.3 million, respectively, for pre-acquisition uncertain tax positions, of which approximately $18.5 million and $17.5 million, respectively, may be indemnified under the remaining available DPO. During fiscal 2013, the Company settled certain pre-acquisition uncertain tax positions and accrued additional interest, thereby increasing the estimated amount to be indemnified under the remaining available DPO and decreasing the DPO amount to be paid to the selling shareholders. Accordingly, the $62.8 million and $63.1 million DPO balance recorded as of March 31, 2013 and 2012, respectively, within other long-term liabilities, except the current portion of accrued interest expense which is recorded within short-term liabilities, represents the residual balance estimated to be paid to the selling shareholders based on consideration of contingent tax claims, accrued interest and other matters. Interest is accrued at a rate of 5% per six-month period on the unpaid DPO balance, net of any settled claims or payments, which was $80.0 million as of March 31, 2013 and 2012.
A reconciliation of the principal balance of the DPO to the amount recorded in the consolidated balance sheets for the periods presented are as follows:

	March 31,
	2013	2012
Deferred payment obligation	$80,000	$80,000
Indemnified pre-acquisition uncertain tax positions	(18,527)	(17,543)
Accrued interest	1,304	681
Amount recorded in the consolidated balance sheets	$62,777	$63,138
During fiscal 2013 and 2012, the Company paid $7.4 million and $19.4 million, respectively, of accrued interest to the selling shareholders.

11. DEBT
Debt consisted of the following:

	March 31, 2013		March 31, 2012
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Tranche A Loans	2.70%	$706,134	2.49%	$472,870
Tranche B Loans	4.50%	1,009,039	3.75%	492,555
Total		1,715,173		965,425
Less: Current portion of long-term debt		(55,562)		(42,500)
Long-term debt, net of current portion		$1,659,611		$922,925
On July 31, 2012, the Company consummated the Recapitalization Transaction which included the refinancing and termination of the Company's existing senior secured credit agreement with the proceeds of the borrowings under the Company's new senior secured credit agreement, or Credit Agreement. The Credit Agreement provided the Company with a $725.0 million Term Loan A tranche and a $1,025.0 million Term Loan B tranche, and a $500.0 million revolving credit facility, with a sublimit for letters of credit of $100.0 million. The outstanding obligations under the Credit Agreement are secured by a security interest in substantially all of the assets of the Company, subject to certain exceptions set forth in the Credit Agreement and related documentation.
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

The following table summarizes required future debt principal repayments:

	Payments Due By March 31,
	Total	2014	2015	2016	2017	2018	Thereafter
Tranche A Loans	706,875	45,312	63,438	81,563	233,812	282,750	—
Tranche B Loans	1,019,875	10,250	10,250	10,250	10,250	10,250	968,625
Total	$1,726,750	$55,562	$73,688	$91,813	$244,062	$293,000	$968,625

The interest rate on borrowings under Tranche A is LIBOR plus 2.50% spread. The spread range's from 2.00% to 2.75% based on the Company's total leverage ratio. The interest rate on borrowings under Tranche B is LIBOR plus 3.5% spread with a 1% floor. The revolving credit facility margin and commitment fee are subject to the leveraged based pricing grid, as set forth in the Credit Agreement.
During fiscal 2013, interest payments of $18.8 million and $40.0 million were made for Tranche A term loans and Tranche B term loans, respectively. During fiscal 2012, interest payments of $14.4 million and $20.2 million were made for Tranche A term loans and Tranche B term loans under the prior facility, respectively. As of March 31, 2013 and 2012, no amounts were outstanding on the revolving credit facility.

In connection with the Recapitalization Transaction, the Company accelerated the amortization of ratable portions of the Debt Issuance Costs, or DIC, and Original Issuance Discount, or OID, associated with the prior senior secured term loan facilities and expensed portions of the DIC and OID of the Credit Agreement that do not qualify for deferral of $7.2 million. These amounts are reflected in other expense, net in fiscal 2013. Furthermore, the Company expensed third party debt issuance costs of $2.7 million that did not qualify for deferral, which are reflected in general and administrative costs in fiscal 2013.

Prior to the Recapitalization Transaction, the Company maintained a senior secured credit agreement, as amended, with a syndicate of lenders. The senior secured credit agreement, as amended, provided for $1.0 billion in term loans ($500.0 million of Tranche A Loans and $500.0 million of Tranche B Loans) and a $275.0 million revolving credit facility. The loans under the senior secured credit agreement, as amended, were secured by substantially all of the Company’s assets. The total outstanding debt balance was recorded in the accompanying consolidated balance sheets, net of unamortized discount of $11.6 million and $4.6 million as of March 31, 2013 and 2012, respectively.
As of March 31, 2013 and 2012, the Company was in compliance with all of the Credit Agreement's debt covenants.

12. DEFERRED FINANCING COSTS
A reconciliation of the beginning and ending amount of DIC for the periods presented are as follows:

	March 31,
	2013	2012
Beginning of year	$16,190	$20,973
Amortization	(5,865)	(4,783)
Accelerated amortization of DIC related to July 2012 Recapitalization Transaction	(5,386)	—
Additional DIC related to July 2012 Recapitalization Transaction[1]	26,881	—
End of year	$31,820	$16,190
1 Included in "Net proceeds from debt issuance" in the Consolidated Statement of Cash Flows.
Costs incurred in connection with the July 2012 Recapitalization Transaction were $29.6 million, of which $26.9 million was recorded as other long-term assets and will be amortized and reflected in interest expense in the consolidated statements of operations over the term of the loans. Amortization of these costs will be accelerated to the extent that any prepayment is made on the Credit Agreement. The remaining amount of $2.7 million, which was not deferred, was recorded as general and administrative expenses in the consolidated statements of operations.
Absent any prepayment accelerations of DIC or the effect of changes in interest rates, the following table summarizes the estimated annual amortization expense of DIC using the effective interest rate method, as a component of interest expense, for the future periods indicated below:

	DIC Amortization Expense
	Total	2014	2015	2016	2017	2018	Thereafter
Tranche A Loans	$11,361	$3,035	$2,856	$2,614	$2,181	$675	$—
Tranche B Loans	11,152	1,602	1,643	1,715	1,775	1,844	2,573
Revolver	9,307	1,957	1,957	1,962	1,957	1,474	—
Total	$31,820	$6,594	$6,456	$6,291	$5,913	$3,993	$2,573

13. INCOME TAXES
The components of income tax expense were as follows:

	Fiscal Year Ended March 31,
	2013	2012	2011
Current
U.S. Federal	$161,838	$11,893	$(4,880)
State and local	35,503	17,241	5,487
Total current	197,341	29,134	607
Deferred
U.S. Federal	(40,652)	71,683	40,290
State and local	(7,436)	3,102	2,473
Total deferred	(48,088)	74,785	42,763
Total	$149,253	$103,919	$43,370

A reconciliation of the provision for income tax to the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes for each of the three years ended March 31 is as follows:

	Fiscal Year Ended March 31,
	2013	2012	2011
Income tax expense computed at U.S. federal statutory rate (35%)	$128,909	$120,356	$44,822
Increases (reductions) resulting from:
Changes in uncertain tax positions	1,477	(32,528)	(10,142)
State income taxes, net of the federal tax benefit	17,039	13,431	6,039
Meals and entertainment	1,365	2,177	2,684
Release of Valuation Allowance	—	(5,211)	—
Gain on sale of state and local transportation business	—	3,772	—
Other	463	1,922	(33)
Income tax expense from operations	$149,253	$103,919	$43,370

Significant components of the Company’s net deferred income tax (liability) asset were as follows:

	March 31,
	2013	2012
Deferred income tax assets:
Accrued expenses	$78,563	$61,651
Accrued compensation	45,031	6,182
Stock-based compensation	46,735	57,286
Pension and postretirement insurance	33,009	26,799
Property and equipment	4,086	5,305
Net operating loss & Capital loss carryforwards	721	37,742
Deferred rent and tenant allowance	15,979	19,529
Other	5,412	3,803
Total gross deferred income taxes	229,536	218,297
Less: Valuation allowance	—	(36,335)
Total net deferred income tax assets	229,536	181,962
Deferred income tax liabilities:
Accrued compensation-IRC Section 481(a)	(30,090)	—
Unbilled receivables	(112,876)	(138,510)
Intangible assets	(83,279)	(87,923)
Debt issuance costs	(1,449)	(4,881)
Other	(2,096)	(2,351)
Total deferred tax liabilities	(229,790)	(233,665)
Net deferred income tax (liability) asset	$(254)	$(51,703)
Deferred tax balances arise from temporary differences between the carrying amount of assets and liabilities and their tax basis and are stated at the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized. In determining if the Company's deferred tax assets are realizable, management considers all positive and negative evidence, including the history of generating book earnings, future reversals of existing taxable temporary differences, projected future taxable income, as well as any tax planning strategies. The Company recognized a valuation allowance of $36.3 million as of March 31, 2012, for the deferred tax asset associated with the capital loss carryforward. During fiscal 2013, the capital loss carryforward expired, at which time the deferred tax asset and valuation allowance were written off.
As of March 31, 2013, the Company has approximately $730,400 of State net operating loss, or NOL, carryforwards. The State NOL carryforwards expires in 2028. The Company believes that it is more likely than not that the Company will generate sufficient taxable income to fully realize the tax benefit of our State NOL carryforwards.

Uncertain Tax Positions
The Company maintains reserves for uncertain tax positions related to tax benefits recognized in prior years. These reserves involve considerable judgment and estimation and are evaluated by management based on the best information available including changes in tax laws and other information. As of March 31, 2013 and 2012, the Company has recorded $57.0 million and $55.3 million, respectively, of reserves for uncertain tax positions which includes potential tax benefits of $55.7 million and $54.9 million, respectively, that, if recognized, would impact the effective tax rate. Of the $57.0 million and $55.3 million of reserves for uncertain tax positions as of March 31, 2013, respectively,approximately $18.5 million and $17.5 million, respectively, may be indemnified under the remaining available DPO.
A reconciliation of the beginning and ending amount of potential tax benefits for the periods presented are as follows:

	March 31,
	2013	2012
Beginning of year	$54,895	$77,304
Federal benefit from change in reserve	—	1,036
Increases in prior year position	1,074
Settlements with taxing authorities	(11)	(14,399)
Lapse of statute of limitations	(279)	(9,046)
End of year	$55,679	$54,895
The Company recognized accrued interest and penalties of approximately $952,000, $362,000 and $1.1 million for fiscal 2013, 2012, and 2011, respectively, related to the reserves for uncertain tax positions in the income tax provision. Included in the total reserve for uncertain tax positions are accrued penalties and interest of approximately $1.3 million and $387,000 at March 31, 2013 and 2012, respectively.
The Company did not have any material settlement or lapse of statue of limitation during fiscal year 2013. The Company is subject to taxation in the United States and various states and foreign jurisdictions. As of March 31, 2013, the Company's tax years ended July 31, 2008 and forward are subject to examination by the tax authorities. Open examinations are not considered to be material or will be indemnified under the merger agreement. Additionally, no significant increases or decreases for uncertain tax positions are reasonably possible within the next twelve months.

14. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company sponsors the Employees’ Capital Accumulation Plan, or ECAP, which is a qualified defined contribution plan that covers eligible U.S. and international employees. ECAP provides for distributions, subject to certain vesting provisions, to participants by reason of retirement, death, disability, or termination of employment. Total expense recognized under ECAP for fiscal 2013, 2012, and 2011was $237.1 million, $235.4 million, and $228.6 million, respectively, and the Company-paid contributions were $242.6 million, $242.5 million, and $223.7 million, respectively.
Defined Benefit Plan and Other Postretirement Benefit Plans
The Company maintains and administers a postretirement medical plan and a defined benefit retirement plan for current, retired, and resigned officers.
The Company established a non-qualified defined benefit plan for all Officers in May 1995, or the Retired Officers' Bonus Plan, which pays a lump-sum amount of $10,000 per year of service as an Officer, provided the Officer meets retirement vesting requirements. The Company also provides a fixed annual allowance after retirement to cover financial counseling and other expenses. The Retired Officers' Bonus Plan is not salary related, but rather is based primarily on years of service.
In addition, the Company provides postretirement healthcare benefits to former Officers under a medical indemnity insurance plan, with premiums paid by the Company. This plan is referred to as the Officer Medical Plan.
The Company recognizes a liability for the defined benefit plans' underfunded status, measures the defined benefit plans' obligations that determine its funded status as of the end of the fiscal year, and recognizes as a component of accumulated other comprehensive income the changes in the defined benefit plans' funded status that are not recognized as components of net periodic benefit cost.

The components of net postretirement medical expense for the Officer Medical Plan were as follows:

	Fiscal Year Ended March 31,
	2013	2012	2011
Service cost	$3,892	$3,912	$3,363
Interest cost	3,147	2,987	2,569
Net actuarial loss	1,537	818	447
Total postretirement medical expense	$8,576	$7,717	$6,379

The weighted-average discount rate used to determine the year-end benefit obligations were as follows:

	Fiscal Year Ended March 31,
	2013	2012	2011
Officer Medical Plan	4.75%	5.00%	5.75%
Retired Officers’ Bonus Plan	4.75%	5.00%	5.75%
Assumed healthcare cost trend rates for the Officer Medical Plan at March 31, 2013 and 2012 were as follows:

Pre-65 initial rate	2013	2012
Healthcare cost trend rate assumed for next year	7.5%	8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2023	2019
Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates calculated as of March 31, 2013 would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest cost	$1,303	$(1,042)
Effect on postretirement benefit obligation	13,554	(10,885)

Total pension expense, consisting of service and interest, associated with the Retired Officers' Bonus Plan was $743,000, $868,000, and $864,000 for fiscal 2013, fiscal 2012, and fiscal 2011, respectively. Benefits paid associated with the Retired Officers’ Bonus Plan were $361,000, $1.2 million, and $647,000 for fiscal 2013, fiscal 2012, and fiscal 2011, respectively. The end-of-period benefit obligation of $5.0 million and $4.6 million as of March 31, 2013 and 2012 , respectively, is included in postretirement obligations within other long-term liabilities in the accompanying consolidated balance sheets.

Accumulated other comprehensive loss as of March 31, 2013 includes unrecognized net actuarial loss of $8.1 million, net of taxes of $3.3 million, that has not yet been recognized in net periodic pension cost for the Retired Officers’ Bonus Plan and the Officer Medical Plan. Accumulated other comprehensive loss as of March 31, 2012, includes unrecognized net actuarial loss of $5.5 million, net of taxes of $2.2 million, that has not yet been recognized in net periodic pension cost for the Retired Officers’ Bonus Plan and the Officer Medical Plan.
The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic cost in fiscal 2014 are $2.9 million of net loss, $0 of net prior service cost (credit), and $0 of net transition (asset) obligation.

The changes in the benefit obligation, plan assets, and funded status of the Officer Medical Plan were as follows:

	Fiscal Year Ended March 31,
	2013	2012	2011
Benefit obligation, beginning of the year	$63,585	$52,753	$45,455
Service cost	3,892	3,912	3,363
Interest cost	3,147	2,987	2,569
Net actuarial loss	9,891	5,666	3,053
Benefits paid	(1,780)	(1,733)	(1,687)
Benefit obligation, end of the year	$78,735	$63,585	$52,753

Changes in plan assets
Fair value of plan assets, beginning of the year	$—	$—	$—
Employer contributions	1,780	1,733	1,687
Benefits paid	(1,780)	(1,733)	(1,687)
Fair value of plan assets, end of the year	$—	$—	$—
As of March 31, 2013 and 2012, the unfunded status of the Officer Medical Plan was $78.7 million and $63.6 million, respectively, which is included in other long-term liabilities in the accompanying consolidated balance sheets.
Funded Status for Defined Benefit Plans
Generally, annual contributions are made at such times and in amounts as required by law and may, from time to time, exceed minimum funding requirements. The Retired Officers’ Bonus Plan is an unfunded plan and contributions are made as benefits are paid. As of March 31, 2013 and 2012, there were no plan assets for the Retired Officers’ Bonus Plan and therefore, the accumulated liability of $5.0 million and $4.6 million, respectively, is unfunded. The liability will be distributed in a lump-sum payment as each Officer retires.

The expected future medical benefit payments and related contributions are as follows:

For the Fiscal Year Ending March 31,
2014	$1,894
2015	2,212
2016	2,511
2017	2,861
2018	3,241
2019-2023	24,505

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table represents a rollforward of amounts recognized in accumulated other comprehensive loss, net of tax:

	March 31,
	2013	2012	2011
Beginning of year	$(8,715)	$(5,453)	$(3,818)
Other comprehensive loss before reclassifications	(5,996)	(3,681)	(1,834)
Amounts reclassified from accumulated other comprehensive loss	924	419	199
Net current-period other comprehensive loss	(5,072)	(3,262)	(1,635)
End of year	$(13,787)	$(8,715)	$(5,453)

The following table present the reclassifications out of accumulated other comprehensive loss to net income:

	March 31,
	2013	2012	2011
Amortization of net actuarial loss included in net periodic benefit cost (See Note 14)
Total before tax	$(1,524)	$(706)	$(328)
Tax (expense) benefit	600	287	129
Net of tax	$(924)	$(419)	$(199)

16. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	March 31,
	2013	2012
Deferred rent	$40,548	$49,716
Deferred compensation	26,443	22,440
Stock-based compensation	50,625	27,721
Deferred payment obligation	61,473	63,138
Postretirement benefit obligation	83,761	68,225
Other	6,610	5,713
Total other long-term liabilities	$269,460	$236,953
In fiscal 2013 and 2012, the Company recorded a stock-based compensation liability of $99.1 million and $36.7 million, respectively, including $48.5 million and $8.9 million, respectively, expected to be paid within one year, related to the reduction in stock option exercise price associated with special dividends paid in July and December 2009, May 2012 and August 2012, respectively. Options vested and not yet exercised that would have had an exercise price below zero as a result of the dividend were reduced to one cent, with the remaining reduction to be paid in cash upon exercise of the options. Refer to Note 18 for further discussion of the special dividends.
The Company maintains a deferred compensation plan, or EPP, established in January 2009, for the benefit of certain employees. The EPP allows eligible participants to defer all or a portion of their annual performance bonus, reduced by amounts withheld for the payment of taxes or other deductions required by law. The Company makes no contributions to the EPP, but maintains participant accounts for deferred amounts and interest earned. The amounts deferred into the EPP will earn interest at a rate of return indexed to the results of the Company’s growth as defined by the EPP. In each subsequent year, interest will be compounded on the total deferred balance. Employees must leave the money in the EPP until 2014. The deferred balance generally will be paid within 180 days of the final determination of the interest to be accrued for 2014, upon retirement, or termination. As of March 31, 2013 and 2012, the Company’s liability associated with the EPP was $26.4 million and $22.4 million respectively.

17. STOCKHOLDERS’ EQUITY
Common Stock
Holders of Class A Common Stock, Class C Restricted Common Stock, and Class E Special Voting Common Stock are entitled to one vote for each share as a holder. The holders of the Voting Common Stock shall vote together as a single class. The holders of Class B Non-Voting Common Stock have no voting rights.
When shares of Class B Non-Voting Common Stock or Class C Restricted Common Stock are sold on the open market, they become Class A Common Stock shares. During fiscal 2013, 1,035,525 and 308,701 shares of Class B Non-Voting Common Stock and Class C Restricted Common stock, respectively, were sold and converted to Class A Common Stock shares.
Class C Restricted Common Stock is restricted in that a holder’s shares vest as set forth in the Rollover Plan. Refer to Note 18 for further discussion of the Rollover Plan.
Class E Special Voting Common Stock represents the voting rights that accompany the new options program. The new options program has a fixed vesting and exercise schedule to comply with IRS section 409(a). Upon exercise, the option will convert to Class A Common Stock, and the corresponding Class E Special Voting Common Stock will be repurchased by the Company and retired. Refer to Note 18 for further discussion of the new options program.
Each share of common stock, except for Class E Special Voting Common Stock, is entitled to participate equally in dividends, when and if declared by the Board of Directors from time to time, such dividends and other distributions in cash, stock, or property from the Company’s assets or funds become legally available for such purposes subject to any dividend preferences that may be attributable to preferred stock that may be authorized. The Company’s ability to pay dividends to shareholders is limited as a practical matter by restrictions in the credit agreements governing the Senior Credit Facilities.
The authorized and unissued Class A Common Stock shares are available for future issuance upon share option exercises, without additional stockholder approval.
Employee Stock Purchase Plan
In connection with the Company’s initial public offering in November 2010, the Company established a tax qualified Employee Stock Purchase Plan, or ESPP, which is designed to enable eligible employees to periodically purchase shares of the Company’s Class A Common Stock up to an aggregate of 10,000,000 shares at a five percent discount from the fair market value of the Company’s common stock. The ESPP provides for quarterly offering periods, the first of which commenced on April 1, 2011. For the year ended March 31, 2013, 474,638 Class A Common Stock shares were purchased by employees under the ESPP. As of the program's inception, 1,018,541 shares have been purchased by employees.
Share Repurchase Program
On December 12, 2011, the Board of Directors approved a $30.0 million share repurchase program, to be funded from cash on hand. A special committee of the Board of Directors was appointed to evaluate market conditions and other relevant factors and initiate repurchases under the program from time to time. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. As of March 31, 2013 no shares have been repurchased under the program.
Dividends
On May 29, 2012, our Board of Directors authorized and declared a regular quarterly cash dividend in the amount of $0.09 per share. In addition, the Board of Directors declared a special cash dividend of $1.50 per share. Both the quarterly and special dividend were paid on June 29, 2012 to stockholders of record on June 11, 2012. The Board of Directors, as the Administrator of the Officers' Rollover Stock Plan and the Amended and Restated Equity Incentive Plan, or EIP, made a required adjustment to the outstanding options under each plan by granting holders of the Rollover Options a cash payment equal to the amount of the special dividend on the options' mandatory exercise date and by granting the holders of EIP options a dividend equivalent equal to the special dividend and payable on June 29, 2012 or the vesting of the EIP option, whichever is later.
On July 30, 2012, our Board of Directors authorized and declared a special cash dividend of $6.50 per share and a regular quarterly cash dividend in the amount of $0.09 per share. The dividends were accounted for on July 31, 2012, the declaration date, by reducing retained earnings to zero with the remainder being recorded as a reduction to additional paid-in capital. The dividends were paid on August 31, 2012 to stockholders of record on August 13, 2012 for the special cash dividend and August 14, 2012 for the regular quarterly cash dividend. The Board of Directors, as the Administrator of the Officers' Rollover Stock Plan and the EIP, made a determination to adjust the outstanding options under each plan. Additionally, the Company paid $9.0 million to holders of Rollover Options (described below in Note 18) and $28.7 million to holders of EIP Options (described below in Note 18).
On October 29, 2012, our Board of Directors authorized and declared a regular quarterly cash dividend in the amount of $0.09 per share. The quarterly dividend was paid on November 30, 2012 to stockholders of record on November 13, 2012.

On January 29, 2013, our Board of Directors authorized and declared a regular quarterly cash dividend in the amount of $0.09 per share. The quarterly dividend was paid on February 28, 2013 to stockholders of record on February 11, 2013.
The total payout of the dividend and the dividend equivalents have been presented as a financing activity within the Consolidated Statement of Cash Flows.

18. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense recognized in the consolidated statements of operations:

	Fiscal Year Ended March 31,
	2013	2012	2011
Cost of revenue	$7,061	$9,095	$14,073
General and administrative expenses	17,780	22,168	34,605
Total	$24,841	$31,263	$48,678

The following table summarizes the total stock-based compensation expense recognized in the consolidated statements of operations by the following types of equity awards:

	Fiscal Year Ended March 31,
	2013	2012	2011
Class C Restricted Stock	$311	$1,056	$3,875
Rollover Options	2,970	11,176	27,293
Equity Incentive Plan	13,148	13,068	17,510
Class A Restricted Common Stock	8,412	5,963	—
Total	$24,841	$31,263	$48,678

As of March 31, 2013 and 2012, there was $19.5 million and $26.6 million of total unrecognized compensation cost related to unvested stock-based compensation agreements. The unrecognized compensation cost as of March 31, 2013 is expected to be fully amortized over the next 4.25 years. Absent the effect of accelerating stock compensation cost for any departures of employees who may continue to vest in their equity awards, the following tables summarize the unrecognized compensation cost, the weighted average period the cost is expected to be amortized, and the estimated annual compensation cost for the future periods indicated below (excludes any future awards):

	Unrecognized Compensation Cost		Weighted Average Remaining Period to be Recognized
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Class C Restricted Stock	$59	$371	0.25	1.25
Rollover Options	578	3,548	0.25	1.25
Equity Incentive Plan	12,161	18,441	2.77	2.74
Class A Restricted Common Stock	6,709	4,255	2.03	1.25
Total	$19,507	$26,615

	Total Unrecognized Compensation Cost
	Total	2014	2015	2016	2017	2018	Thereafter
Class C Restricted Stock	$59	$59	$—	$—	$—	$—	$—
Rollover Options	578	578	—	—	—	—	—
Equity Incentive Plan	12,161	6,481	3,439	1,615	544	82	—
Class A Restricted Common Stock	6,709	4,735	1,702	272	—	—	—
Total	$19,507	$11,853	$5,141	$1,887	$544	$82	$—

Officers’ Rollover Stock Plan
The Rollover Plan was adopted as a mechanism to enable Company Officers to exchange a portion of their previous equity interests in the Predecessor for equity interests in the Company. Among the equity interests that were eligible for exchange were common stock and stock rights, both vested and unvested.
Unvested stock rights that would have vested in 2008 were exchanged for 2,028,270 shares of new Class C Restricted Stock issued by the Company at an estimated fair value of $10.00 at August 1, 2008. The aggregate grant date fair value of the Class C Restricted Stock issued of $20.3 million is being recorded as expense over the vesting period. For the fiscal years ended March 31, 2013 and 2012, 136,200 and 1,755,870 cumulative shares of Class C Restricted Stock vested, respectively. At March 31, 2013 and 2012, 3,971,730 shares of Class C Restricted Stock were authorized but unissued under the Plan. Notwithstanding the foregoing, Class C Restricted Stock was intended to be issued only in connection with the exchange process described above.
In addition to the conversion of the stock rights that would have vested in 2008 to Class C Restricted Stock, Options were issued in exchange for old stock rights held by the Predecessor’s U.S. government consulting partners. The Rollover Options were granted based on the retirement eligibility of the Officer. For the purposes of these options, there were two categories of Officers — retirement eligible and non-retirement eligible. Rollover Options granted to retirement eligible Officers vested equal annual installments on June 30, 2009, 2010, and 2011.
The following table summarizes the exercise schedule for Officers who were deemed retirement eligible. Exercise schedules are based on original vesting dates applicable to the stock rights surrendered:

	Percentage of Rollover Options to be Exercised As of June 30,
	2009	2010	2011	2012	2013	2014
Retirement Eligible
Original vesting date of June 30, 2009	60%	20%	20%	—	—	—
Original vesting date of June 30, 2010	—	50%	20%	20%	10%	—
Original vesting date of June 30, 2011	—	—	20%	20%	30%	30%
Those individuals who were considered retirement eligible also were given the opportunity to make a one-time election to be treated as non-retirement eligible. The determination of retirement eligibility was made as of a fixed period of time and could not be changed at a future date.
Rollover Options granted to Officers who were categorized as non-retirement eligible vested 50% on June 30, 2011 and 25% on June 30, 2012, with the remaining 25% to vest on June 30, 2013.
The following table summarizes the exercise schedule for Officers who were deemed non-retirement eligible. Exercise schedules are based on original vesting dates applicable to the stock rights surrendered:

	Percentage of Rollover Options to be Exercised As of June 30,
	2011	2012	2013	2014	2015
Non-Retirement Eligible
Original vesting date of June 30, 2011	20%	20%	20%	20%	20%
Original vesting date of June 30, 2012	—	25%	25%	25%	25%
Original vesting date of June 30, 2013	—	—	33%	33%	34%
The aggregate grant date fair value of the Rollover Options issued of $127.1 million is being recorded as compensation expense over the vesting period. The total fair value of New Options vested during fiscal 2013 and 2012 was $5.2 million and $26.4 million, respectively.
As permitted under the terms of the Rollover Plan, the Compensation Committee as Administrator of the Rollover Plan, authorized on June 3, 2011 the withholding of taxes not to exceed the minimum statutory withholding amount, through the surrender of shares of Class A common stock issuable upon the exercise of the Rollover Options. For those holders who elected to participate, the trade dates were July 2, 2012, February 28, 2013 and March 31, 2013 for the exercise of the Rollover Options. As a result of these transactions, the Company repurchased 55,546 shares at $15.28, 6,797 shares at $12.80, 9,725 shares at $13.44 and recorded them as treasury shares at a cost of $1.1 million.

Equity Incentive Plan
The EIP was created in connection with the Merger Transaction for employees and directors of Holding. The Company created a pool of options, or EIP Options, to draw upon for future grants that would be governed by the EIP. All options under the EIP are exercisable, upon vesting, for shares of common stock of Holding.
Stock options are granted at the discretion of the Board of Directors or its Compensation Committee and expire ten years from the grant date. Options generally vest over a five-year period based upon required service and performance conditions. Starting on February 1, 2012, the Board of Directors or its Compensation Committee updated vesting conditions for stock options, whereby stock options only vest upon a required service condition. The Company calculates the pool of additional paid-in capital associated with excess tax benefits using the “simplified method.”
The aggregate grant date fair value of the EIP Options issued during fiscal 2013, fiscal 2012, and fiscal 2011, was $4.2 million, $18.5 million, and $15.3 million, respectively, and is being recorded as expense over the vesting period. The total fair value of EIP Options vested during fiscal 2013 and 2012 was $18.2 million and $18.8 million, respectively. As of March 31, 2013 and 2012, there were 10,319,906 and 11,616,000 options, respectively, available for future grant under the EIP.
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
Methodology
The Company uses the Black-Scholes option-pricing model to determine the estimated fair value for stock-based awards. The fair value of the Company’s stock is based on the closing price on the New York Stock Exchange.
During fiscal year 2013, the Company’s Board of Directors authorized and declared a regular quarterly cash dividend of $0.09 per share. Therefore, an annualized dividend yield between 2% and 2.53% was used in the Black-Scholes option-pricing model for all grants issued during the fiscal year. Implied volatility is calculated as of each grant date based on our historical volatility along with an assessment of a peer group for future option grants. Other than the expected life of the option, volatility is the most sensitive input to our option grants. To be consistent with all other implied calculations, the same peer group used to calculate other implied metrics is also used to calculate implied volatility.
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

The weighted average assumptions used in the Black-Scholes option-pricing model for stock option awards were as follows:

	Through Fiscal Year Ended March 31,
	2013	2012	2011
Dividend yield	2.07%	0.28%	—%
Expected volatility	33.12%	36.80%	39.80%
Risk-free interest rate	1.44%	2.35%	3.07%
Expected life (in years)	7.00	7.00	7.00
Weighted-average grant date fair value	4.69	7.56	6.23
Special Dividends
The Board of Directors, as the Administrator of the Officers' Rollover Stock Plan and the Amended and Restated Equity Incentive Plan have discretion in how to effect the required adjustment to keep option holders whole in the event of a distribution of dividends that trigger certain anti-dilution clauses within the respective plans. In the event the Board of Directors elect to grant option holders a cash payment equal to the amount of the special dividend, the Company accrues a stock-based compensation liability as the respective option's stock compensation expense is recorded in the statement of operations. This obligation will be settled on the options' mandatory exercise date for Rollover Options and on the later of the date the dividend is paid or vesting for the EIP options. The stock-based compensation liability includes all special dividends declared.
In July and December 2009, the Board of Directors approved dividends of $1.087 and $4.642 per share, respectively. Liabilities related to these dividends are included in accrued long term liabilities and accrued compensation and benefits in the consolidated balance sheet.
On May 29, 2012, our Board of Directors declared a special cash dividend of $1.50 per share that was paid on June 29, 2012 to stockholders of record on June 11, 2012. The Compensation Committee, as the Administrator of the Officers' Rollover Stock Plan and the EIP, made a required adjustment to the outstanding options under each plan by granting holders of the Rollover Options a cash payment equal to the amount of the special dividend on the options' mandatory exercise date and by granting the holders of EIP options a dividend equivalent equal to the special dividend and payable on June 29, 2012 or the vesting of the EIP option, whichever is later.
On July 30, 2012, our Board of Directors authorized and declared a special cash dividend of $6.50 per share. The dividend was accounted for on July 31, 2012, the declaration date, by reducing retained earnings to zero with the remainder being recorded as a reduction to additional paid-in capital. The dividend was paid on August 31, 2012 to stockholders of record on August 13, 2012. The Board of Directors, as the Administrator of the Officers' Rollover Stock Plan and the EIP, made a determination to adjust the outstanding options under each plan.
Holders of the Rollover Options received a cash payment equal to the amount of the special dividend on the options' mandatory exercise date. On August 31, 2012 and December 31, 2012, Rollover Options holders received a dividend equivalent payment of $9.0 million and $12.0 million, respectively, related to the special dividends. Payment of the special dividends to EIP option holders was linked to vesting. On June 29, 2012 vested outstanding EIP options received a dividend equivalent payment of $9.7 million related to the May 2012 special dividend. Holders of EIP options with a pre-dividend exercise price less than $11.00 per share received a dividend equivalent equal to the amount of the July 2012 special dividend payable on August 31, 2012 or the vesting of the EIP option, whichever is later. On August 31, 2012, vested outstanding EIP options received a dividend equivalent payment of $28.7 million related to the special dividend. All other EIP options were adjusted, based on authorization from the Board of Directors, by reducing the exercise price by $6.36 which is equal to the difference between the pre-dividend closing fair market value of our Class A Common Stock and the post-dividend opening fair market value of our Class A Common Stock as noted on the New York Stock Exchange. Payment of the dividend equivalents and adjustments to option exercise prices were accounted for as modifications resulting in incremental benefit to the option holders resulting in additional compensation expense of $3.8 million. Total compensation expense recorded in conjunction with the payment of the dividend equivalent to holders of unvested EIP options for the fiscal year ended March 31, 2013 was $2.4 million. Future compensation cost related to payment of the dividend equivalents to holders of EIP options not yet recognized in the statement of operations is $1.4 million and is expected to be recognized over 4.25 years.

As of March 31, 2013 and March 31, 2012, the Company calculated a total recorded and unrecorded stock-based compensation liability of $106.4 million and $38.3 million, respectively, related to the special dividends paid in July 2009, December 2009, June 2012, and August 2012, as follows:

	March 31, 2013			March 31, 2012
	EIP Options	Rollover Options	Total	EIP Options	Rollover Options	Total
Current portion of liability[1]	$14.429	$34.039	$48.468	$—	$8.939	$8.939
Long-term portion of liability[2]	—	50.625	50.625	—	27.724	27.724
	$14.429	$84.664	$99.093	$—	$36.663	$36.663
1 Included in accrued compensation and benefits (Note 9).
2 Included in other long-term liabilities.

As of March 31, 2013, $2.8 million related to Rollover Options and $4.5 million related to EIP Options will be recorded as liabilities as the related compensation expense is recognized over the three month period ending June 30, 2013 for Rollover Options and 4.25 years for EIP Options. As of March 31, 2012, there was a similar unrecognized liability of $1.6 million related to Rollover Options.

The following table summarizes stock option activity for the periods presented:

	Number of Options	Weighted Average Exercise Price
Officers’ Rollover Stock Plan Options
Retirement Eligible:
Options outstanding at March 31, 2012	2,671,328	$0.01	*
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	971,389	0.01	*
Options outstanding at March 31, 2013	1,699,939	$0.01	*
Non-Retirement Eligible:
Options outstanding at March 31, 2012	6,765,750	$0.01	*
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	1,221,594	0.01	*
Options outstanding at March 31, 2013	5,544,156	$0.01	*
Equity Incentive Plan Options
Options outstanding at March 31, 2012	11,341,282	$9.00
Granted	895,000	11.10
Forfeited	193,228	7.67
Expired	54,956	7.69
Exercised	3,012,168	4.94
Options outstanding at March 31, 2013	8,975,930	$7.41	**

* Reflects adjustments for $4.642 dividend issued December 11, 2009, $1.087 dividend issued July 27, 2009, and $1.50 dividend issued May 29, 2012.

** Reflects exercise price adjustment of $6.36 per grant for the $6.50 dividend per share issued in July 2012.

The following table summarizes unvested stock options for the periods presented:

	Number of Options	Weighted Average Fair Value		Aggregate Intrinsic Value on Grant Date
Officers’ Rollover Stock Plan Options
Non-Retirement Eligible:
Unvested at March 31, 2012	3,758,750	$12.37		$46,504
Granted	—	—		—
Vested	1,879,375	2.77	*	5,206	*
Forfeited	—	—		—
Unvested at March 31, 2013	1,879,375	$21.97		$41,290
Equity Incentive Plan Options
Unvested at March 31, 2012	7,816,860	$10.26		$—
Granted	895,000	11.10		—
Vested	3,023,235	6.01		—
Forfeited	193,228	7.67		—
Unvested at March 31, 2013	5,495,397	$12.81		—

* Reflects adjustments for $4.642 dividend issued December 11, 2009, $1.087 dividend issued July 27, 2009 and $1.50 dividend issued May 29, 2012.
The following table summarizes stock options outstanding at March 31, 2013:

Range of exercise prices	Stock Options Outstanding	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life	Stock Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
				(In years)			(In years)
Officers’ Rollover Stock Plan
$0.01	7,244,095	$0.01	*	1.12	5,364,710	$0.01	0.72
Equity Incentive Plan
$4.27 - $14.21	8,975,930	$7.41	**	6.95	3,489,770	$5.97	6.30

* Reflects adjustments for $ 4.642 dividend issued December 11, 2009, $1.087 dividend issued July 27, 2009, and $1.50 dividend issued May 29, 2012.

** Reflects exercise price adjustment of $6.36 per grant for the $6.50 dividend per share issued in July 2012.
The grant date aggregate intrinsic value for Rollover Options outstanding and Rollover Options exercisable at March 31, 2013 was $20.1 million and $14.9 million, respectively.

19. RELATED-PARTY TRANSACTIONS
The Carlyle Group is the majority shareholder of the Company. From time to time, and in the ordinary course of business: (1) other Carlyle portfolio companies engage the Company as a subcontractor or service provider, and (2) the Company engages other Carlyle portfolio companies as subcontractors or service providers. Revenue and cost associated with these related parties for fiscal 2013 were $739,000 and $657,000, respectively. Revenue and cost associated with these related parties for fiscal 2012 were $1.5 million and $1.4 million, respectively. Revenue and cost associated with these related party transactions for fiscal 2011 were $6.3 million and $5.3 million, respectively.
On July 31, 2008, the Company entered into a management agreement, or Management Agreement, with TC Group V US, L.L.C., or TC Group, a company affiliated with Carlyle. In accordance with the Management Agreement, TC Group provides the Company with advisory, consulting and other services and the Company pays TC Group an aggregate annual fee of $1.0 million plus expenses. In addition, the Company made a one-time payment to TC Group of $20.0 million for investment banking, financial advisory and other services provided to the Company in connection with the Acquisition of our Company by The Carlyle Group (the Acquisition). For fiscal 2013, fiscal 2012, and fiscal 2011, the Company incurred $1.0 million per year in advisory fees.

20. COMMITMENTS AND CONTINGENCIES
Leases
The Company leases office space under noncancelable operating leases that expire at various dates through 2022. The terms for the facility leases generally provide for rental payments on a graduated scale, which are recognized on a straight-line basis over the terms of the leases, including reasonably assured renewal periods, from the time the Company controls the leased property. Lease incentives are recorded as a deferred credit and recognized as a reduction to rent expense on a straight-line basis over the lease term. Rent expense was approximately $105.9 million, net of $5.5 million of sublease income, $113.9 million, net of $5.7 million of sublease income, and $118.4 million, net of $5.8 million of sublease income, for fiscal 2013, fiscal 2012, and fiscal 2011, respectively.
Future minimum operating lease payments for noncancelable operating leases and future minimum noncancelable sublease rentals are summarized as follows:

For the Fiscal Year Ending March 31,	Operating Lease Payments	Operating Sublease Income
2014	$91,236	$650
2015	76,940	43
2016	57,351	44
2017	29,071	20
2018	17,608	—
Thereafter	42,689	—
	$314,895	$757
Rent expense is included in occupancy costs, a component of general and administrative expenses, as shown on the consolidated statements of operations, and includes rent, sublease income from third parties, real estate taxes, utilities, parking, security, repairs and maintenance, and storage costs.
As a result of the Merger Transaction, the Company assigned a total of nine leases to Booz & Co. The facilities are located in New York, New York; Troy, Michigan; Florham Park, New Jersey; Parsippany, New Jersey; Houston, Texas; Chicago, Illinois; Cleveland, Ohio; Dallas, Texas; and London, England. Except for the Parsippany, Troy, Houston, Cleveland and Dallas leases, which expired, the Company remains liable under the terms of the original leases should Booz & Co. default on its obligations. There were no events of default under these leases as of March 31, 2013 or March 31, 2012. The maximum potential amount of undiscounted future payments is $24.5 million, and the leases expire at different dates between September 2013 and March 2017. Based on the Company’s assessment of the likelihood of future payment, no amounts have been recorded related to the Company’s contingent liability on such leases.
Government Contracting Matters
For fiscal 2013, fiscal 2012, and fiscal 2011, approximately 99%, 98%, and 97%, respectively, of the Company’s revenue was generated from contracts with U.S. government agencies or other U.S. government contractors. Contracts with the U.S. government are subject to extensive legal and regulatory requirements and, from time to time and in the ordinary course of business, agencies of the U.S. government investigate whether the Company’s operations are conducted in accordance with these requirements and the terms of the relevant contracts by using investigative techniques such as subpoenas or civil investigative demands. U.S. government investigations of the Company, whether related to the Company’s U.S. government contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayments, fines, or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting. Management believes it has adequately reserved for any losses that may be experienced from any investigation of which it is aware. The Defense Contract Management Agency Administrative Contracting Officer has negotiated annual final indirect cost rates through fiscal year 2006. Audits of subsequent years may result in cost reductions and/or penalties. Management believes it has adequately reserved for any losses that may be experienced from any such reductions and/or penalties. As of March 31, 2013 and 2012, the Company has recorded a liability of approximately $156.2 million and $127.2 million, respectively, for its current best estimate of amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs incurred subsequent to fiscal year 2006.
Litigation
The Company is involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts that currently range up to $40 million or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, management does not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on the Company’s financial condition and results of operations. As of March 31, 2013 and 2012, there are no material amounts accrued in the consolidated financial statements related to these proceedings.
Six former officers and stockholders who had departed the firm prior to the Acquisition have filed a total of nine suits in various jurisdictions, with original filing dates ranging from July 3, 2008 through December 15, 2009 (three of which were amended on July 2, 2010 and then further amended into one consolidated complaint on September 7, 2010) against the Company and certain of the Company’s current and former directors and officers. Each of the suits arises out of the Acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the Acquisition. Some of the suits also allege that the Acquisition price paid to stockholders was insufficient. The various suits assert claims for breach of contract, tortious interference with contract, breach of fiduciary duty, civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations, violations of the Employee Retirement Income Security Act, and/or securities and common law fraud. Two of these suits have been dismissed with all appeals exhausted. Five of the remaining suits are pending in the United States District Court for the Southern District of New York, the sixth is pending in New York state court and the seventh is pending in the United States District Court for the Southern District of California. As of March 31, 2013 and 2012, the aggregate alleged damages sought in the seven remaining suits was approximately $348.7 million ($291.5 million of which is sought to be trebled pursuant to RICO) plus punitive damages, costs, and fees. Although the outcome of any of these cases is inherently uncertain and may be materially adverse, based on current information, management does not expect them to have a material adverse effect on our financial condition and results of operations.

21. BUSINESS SEGMENT INFORMATION
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

22. UNAUDITED QUARTERLY FINANCIAL DATA

	2013 Quarters
	First	Second	Third	Fourth
Revenue	$1,432,424	$1,387,650	$1,392,695	$1,545,290
Operating income	114,736	102,029	116,596	112,873
Income before income taxes	103,007	76,875	94,999	93,430
Net income	61,945	46,116	56,184	54,813
Earnings per common share:
Basic (1)	$0.46	$0.29	$0.41	$0.40
Diluted (1)	$0.43	$0.27	$0.38	$0.37

	2012 Quarters
	First	Second	Third	Fourth
Revenue	$1,446,836	$1,429,044	$1,442,718	$1,540,620
Operating income	98,122	93,665	98,188	97,457
Income before income taxes	85,386	85,522	86,391	86,575
Net income	51,136	75,332	62,860	50,627
Earnings per common share:
Basic (1)	$0.40	$0.58	$0.48	$0.38
Diluted (1)	$0.37	$0.53	$0.44	$0.36
Out of period adjustments - During the fourth quarter of fiscal 2012, the Company recorded an adjustment to revenue associated with the recovery of allowable state income tax expense that in the aggregate increased revenue and operating income by approximately $10.1 million ($6.1 million net of taxes), which should have been allocated to the prior quarters of fiscal 2012 in which the expense was incurred. This operating income figure does not take into account a partially offsetting effect related to incentive compensation expense. The amount of the adjustment allocable to each prior quarter is not material to any of those prior quarters’ financial statements, and the aggregate adjustment is not material to the fourth quarter, therefore the Company recorded the correction of this error in the fourth quarter of fiscal 2012.
Change in estimate adjustment - During the fourth quarter of fiscal 2013, the Company recorded a change in estimate to revenue associated with the recovery of allowable indirect expenses that in the aggregate increased both quarter and year-to-date revenue and operating income by approximately $29.5 million ($17.5 million net of taxes). The change in estimate reflects managements' revised best estimate of allowable indirect expenses using new information received in the fourth quarter of fiscal 2013. This change in estimate excludes the effects of an offsetting decrease to operating income associated with a discretionary increase to incentive compensation recorded during the fourth quarter of fiscal 2013.
(1) Earnings per share are computed independently for each of the quarters presented and therefore may not sum to the total for the fiscal year.

23. SUPPLEMENTAL FINANCIAL INFORMATION
The following schedule summarizes valuation and qualifying accounts for the periods presented:

	Fiscal Year Ended March 31,
	2013	2012	2011
Allowance for doubtful accounts:
Beginning balance	$799	$1,348	$2,127
Provision for doubtful accounts	397	1,502	230
Allowance for doubtful accounts from acquisitions	32	—	—
Charges against allowance	(1,040)	(2,051)	(1,009)
Ending balance	$188	$799	$1,348
Tax valuation allowance:
Beginning balance	$36,335	$42,379	$42,379
Deductions and other adjustments	(36,335)	—	—
Sale of capital assets	—	(6,044)	—
Ending balance	$—	$36,335	$42,379

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective as of March 31, 2013.
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
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2013. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management has concluded that, as of March 31, 2013, our internal control over financial reporting was effective.
On November 30, 2012, the Company acquired the Defense Systems Engineering and Support, or DSES, division of ARINC Incorporated by acquiring 100% of the membership interests of the entity that owns DSES. DSES represents approximately 2.6% of total assets as of March 31, 2013 and 1.7% and 0.8% of revenues and net income, respectively, for the year then ended . On December 31, 2012 the Company closed an immaterial acquisition of an engineering services company. As permitted by the SEC, management excluded both acquired companies from its assessment of the effectiveness of the Company's internal control over financial reporting as of March 31, 2013.
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

Report of Ernst & Young LLP,
Independent Registered Public Accounting Firm,
on Internal Control over Financial Reporting
The Board of Directors and Shareholders of
Booz Allen Hamilton Holding Corporation
We have audited Booz Allen Hamilton Holding Corporation’s internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Booz Allen Hamilton Holding Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management's Annual Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Defense Systems Engineering and Support business acquired from ARINC Incorporated on November 30, 2012, which is included in the March 31, 2013 consolidated financial statements of Booz Allen Hamilton Holding Corporation and constituted 2.6% of total assets as of March 31, 2013 and 1.7% and 0.8% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Booz Allen Hamilton Holding Corporation also did not include an evaluation of the internal control over financial reporting of the Defense Systems Engineering and Support business.
In our opinion, Booz Allen Hamilton Holding Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Booz Allen Hamilton Holding Corporation as of March 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2013 of Booz Allen Hamilton Holding Corporation and our report dated May 23, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, Virginia
May 23, 2013

Item 9B.	Other Information.
Under Section 13(r) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as added by the Iran Threat Reduction and Syrian Human Rights Act of 2012, or the Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” (as defined in Rule 12b-2 under the Exchange Act) knowingly engage in certain specified activities during the period covered by the report. Because the Securities and Exchange Commission, or the SEC, defines the term “affiliate” broadly, our affiliates include any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). The Carlyle Group L.P., or Carlyle, an entity that may be considered to be affiliated with us, has informed us that it has included disclosure, or the Applus Disclosure, the text of which is reproduced below, relating to certain activities of Applus Servicios Technologicos S.L.U., or Applus, (a European company which may be considered an affiliate of Carlyle) in its Quarterly Report on Form 10-Q as filed with the SEC on May14, 2013 as required by Section 219 of the Act and Section 13(r) of the Exchange Act. Applus may be deemed to be under common control with us, but this statement is not meant to be an admission that common control exists. We have no involvement in, or control over, the activities of Carlyle or Applus, any of their subsidiaries or any of their affiliated entities, and we have not independently verified or participated in the preparation of the Applus Disclosure. The Applus Disclosure does not relate to any activities conducted by us and does not involve us or our management.
“We [Carlyle] have been advised by Applus Servicios Technologicos S.L.U. (“Applus”), a European company in which our private equity funds have invested and which may be considered our affiliate, that during the period January 1, 2013 until March 31, 2013, a subsidiary of Applus provided certain services to customers that could be affiliated with the Industrial Development and Renovation Organization (IDRO), which has been designated as an agency of the Government of Iran. For this period, gross revenue attributable to such sales was €86,633 with estimated net profits to Applus of approximately €15,593. At this time, we are unable to determine whether the IDRO, directly or indirectly, controls these customers. Although these activities were not prohibited by U.S. law at the time they were conducted, Applus has advised us that its subsidiary has discontinued its dealings with such customers, and that it does not otherwise intend to continue or enter into any Iran-related activity.  All such dealings (including limited wind-down activities) were discontinued prior to March 8, 2013, in accordance with the requirements of Section 218 of the Iran Threat Reduction and Syria Human Rights Act of 2012, as amended.”
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information related to our directors is set forth under the caption “Election of Directors” of our Proxy Statement for our Annual Meeting of Stockholders scheduled for August 1, 2013. Such information is incorporated herein by reference.
Information relating to our Executive Officers is included in Part I of this Annual Report under the caption “Executive Officers of the Registrant.”
Information relating to compliance with Section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2013 Proxy Statement. Such information is incorporated herein by reference.
Information related to our code of ethics is set forth under the caption “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2013 Proxy Statement. Such information is incorporated herein by reference.
Information relating to the Audit Committee and Board of Directors determinations concerning whether a member of the Audit Committee is a “financial expert” as that term is defined under Item 407(d)(5) of Regulation S-K is set forth under the caption “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2013 Proxy Statement. Such information is incorporated herein by reference.

Item 11.	Executive Compensation.
Information relating to this item is set forth under the captions “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report on Executive Compensation” of our 2013 Proxy Statement. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information relating to this item is set forth in this Annual Report under the caption “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Equity Compensation Plan

Information” and under the caption “Security Ownership of Certain Beneficial Owners and Management” of our 2013 Proxy Statement. Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information relating to this item is set forth under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2013 Proxy Statement. Such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
Information relating to this item is set forth under the caption “Independent Registered Public Accounting Firm Fees” of our 2013 Proxy Statement. Such information is incorporated herein by reference.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Washington, DC, on this 23rd day of May, 2013.

BOOZ ALLEN HAMILTON HOLDING CORPORATION (Registrant)

By:	/s/ Ralph W. Shrader
Name: Ralph W. Shrader
Title: President, Chief Executive Officer and Director
SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ralph W. Shrader	President, Chief Executive Officer and Director (Principal Executive Officer)	May 23, 2013
Ralph W. Shrader

/s/ Samuel R. Strickland	Executive Vice President, Chief Financial Officer Chief Administrative Officer and Director (Principal Financial and Accounting Officer)	May 23, 2013
Samuel R. Strickland

/s/ Joan Lordi C. Amble	Director	May 23, 2013
Joan Lordi C. Amble

/s/ Peter Clare	Director	May 23, 2013
Peter Clare

/s/ Ian Fujiyama	Director	May 23, 2013
Ian Fujiyama

/s/ Mark Gaumond	Director	May 23, 2013
Mark Gaumond

/s/ Allan M. Holt	Director	May 23, 2013
Allan M. Holt

/s/ Arthur E. Johnson	Director	May 23, 2013
Arthur E. Johnson

/s/ Philip A. Odeen	Director	May 23, 2013
Philip A. Odeen

/s/ Charles O. Rossotti	Director	May 23, 2013
Charles O. Rossotti

Exhibit Index

Exhibit Number	Description

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

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)*

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)*

101
The following materials from Booz Allen Hamilton Holding Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2013 and 2012; (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2013, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2013, 2012 and 2011; (v) Consolidated Statements of Stockholders' Equity for the fiscal years ended March 31, 2013, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements.**

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