Form 10-Q
period 2013-06-30
Booz Allen Hamilton Holding Corp
filed 2013-07-31
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
 ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of July 26, 2013
Class A Common Stock	138,077,635
Class B Non-Voting Common Stock	971,070
Class C Restricted Common Stock	1,034,276
Class E Special Voting Common Stock	7,244,207

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	March 31, 2013
	(Unaudited)
	(Amounts in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$385,359	$350,384
Accounts receivable, net of allowance	995,554	1,029,586
Prepaid expenses and other current assets	50,432	44,382
Total current assets	1,431,345	1,424,352
Property and equipment, net of accumulated depreciation	154,126	166,570
Intangible assets, net of accumulated amortization	232,021	236,220
Goodwill	1,277,123	1,277,369
Other long-term assets	73,408	73,017
Total assets	$3,168,023	$3,177,528
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$60,094	$55,562
Accounts payable and other accrued expenses	477,697	451,065
Accrued compensation and benefits	299,955	385,433
Other current liabilities	75,149	72,586
Total current liabilities	912,895	964,646
Long-term debt, net of current portion	1,643,889	1,659,611
Other long-term liabilities	323,046	326,478
Total liabilities	2,879,830	2,950,735
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock, Class A — $0.01 par value — authorized, 600,000,000 shares; issued, 137,641,125 shares at June 30, 2013 and 136,457,444 shares at March 31, 2013; outstanding, 137,087,952 shares at June 30, 2013 and 136,051,601 shares at March 31, 2013	1,376	1,364
Non-voting common stock, Class B — $0.01 par value — authorized, 16,000,000 shares; issued and outstanding, 1,103,330 shares at June 30, 2013 and 1,451,600 shares at March 31, 2013	11	15
Restricted common stock, Class C — $0.01 par value — authorized, 5,000,000 shares; issued and outstanding, 1,036,876 shares at June 30, 2013 and 1,224,319 shares at March 31, 2013	10	12
Special voting common stock, Class E — $0.003 par value — authorized, 25,000,000 shares; issued and outstanding, 7,244,207 shares at June 30, 2013 and 7,478,522 shares at March 31, 2013	22	22
Treasury stock, at cost — 553,173 shares at June 30, 2013 and 405,843 shares at March 31, 2013	(8,964)	(6,444)
Additional paid-in capital	127,927	120,836
Retained earnings	181,174	124,775
Accumulated other comprehensive loss	(13,363)	(13,787)
Total stockholders’ equity	288,193	226,793
Total liabilities and stockholders’ equity	$3,168,023	$3,177,528

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,
	2013	2012
	(Amounts in thousands, except per share data)
Revenue	$1,427,691	$1,432,424
Operating costs and expenses:
Cost of revenue	701,472	727,370
Billable expenses	397,888	378,460
General and administrative expenses	171,328	193,355
Depreciation and amortization	18,330	18,503
Total operating costs and expenses	1,289,018	1,317,688
Operating income	138,673	114,736
Interest expense	(20,712)	(11,246)
Other, net	54	(483)
Income before income taxes	118,015	103,007
Income tax expense	47,702	41,062
Net income	$70,313	$61,945
Earnings per common share (Note 3):
Basic	$0.51	$0.46
Diluted	$0.48	$0.43
Dividends declared per share	$0.10	$1.59

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,
	2013	2012
	(Amounts in thousands)
Net income	$70,313	$61,945
Change in postretirement plan costs, net of tax	424	99
Comprehensive income	$70,737	$62,044

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,
	2013	2012
	(Amounts in thousands)
Cash flows from operating activities
Net income	$70,313	$61,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,330	18,503
Stock-based compensation expense	5,146	6,762
Excess tax benefits from the exercise of stock options	(961)	(315)
Amortization of debt issuance costs and original issuance discount on debt	2,084	1,476
Losses on dispositions and impairments	585	808
Changes in assets and liabilities:
Accounts receivable	34,032	6,539
Prepaid expenses and other current assets	(4,930)	29,662
Other long-term assets	(2,041)	4,711
Accrued compensation and benefits	(72,400)	(58,245)
Accounts payable and other accrued expenses	26,632	(3,173)
Accrued interest	2,012	2,045
Other current liabilities	552	2,748
Other long-term liabilities	(5,507)	577
Net cash provided by operating activities	73,847	74,043
Cash flows from investing activities
Purchases of property and equipment	(2,430)	(3,969)
Net cash used in investing activities	(2,430)	(3,969)
Cash flows from financing activities
Net proceeds from issuance of common stock	1,285	1,754
Stock option exercises	3,235	837
Excess tax benefits from the exercise of stock options	961	315
Repurchases of common stock	(2,520)	—
Cash dividends paid	(13,915)	(210,672)
Dividend equivalents paid to option holders	(13,864)	—
Repayment of debt	(11,624)	(10,625)
Net cash used in financing activities	(36,442)	(218,391)
Net increase (decrease) in cash and cash equivalents	34,975	(148,317)
Cash and cash equivalents––beginning of period	350,384	484,368
Cash and cash equivalents––end of period	$385,359	$336,051
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$16,604	$7,721
Income taxes	$40,103	$869

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
June 30, 2013
1. BUSINESS OVERVIEW
Organization
Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or Holding or the Company, is an affiliate of The Carlyle Group, or Carlyle, and was incorporated in Delaware in May 2008. The Company provides management and technology consulting services primarily to the U.S. government in the defense, intelligence, and civil markets. The Company is also further developing the scope and scale of the engineering services capabilities that it provides to its U.S. government clients. The Company has expanded beyond its management consulting foundation to develop deep expertise in technology, engineering, and analytics. The Company reports operating results and financial data in one operating segment. The Company is headquartered in McLean, Virginia, with approximately 23,400 employees as of June 30, 2013.
2. BASIS OF PRESENTATION
The Company prepared the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, or Quarterly Report, in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company followed the accounting policies used and disclosed in the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2013 filed with the Securities and Exchange Commission on May 23, 2013, or Annual Report, and policies stated within this Form 10-Q. The Company’s fiscal year ends on March 31 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31.
The interim financial information in this Quarterly Report reflects all adjustments, consisting of normal recurring adjustments except as otherwise disclosed, necessary for a fair presentation of the Company’s results of operations for the interim periods. The results of operations for the three months ended June 30, 2013 are not necessarily indicative of results to be expected for the full fiscal year.
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
Recent Accounting Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board, or FASB, during the three months ended June 30, 2013, and through the filing date did not or are not believed by management to have a material impact on the Company's present or historical condensed consolidated financial statements.

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
The Company currently has outstanding shares of Class A Common Stock, Class B Non-Voting Common Stock, Class C Restricted Common Stock, and Class E Special Voting Common Stock. Class E Special Voting Common Stock shares are not included in the calculation of EPS as these shares represent voting rights only and are not entitled to participate in dividends or other distributions. Unvested Class A Restricted Common Stock and unvested Class C Restricted Common Stock holders are entitled to participate in non-forfeitable dividends or other distributions. These unvested shares participated in the Company's dividends declared and paid in the first quarter of fiscal 2014 and 2013. As such, EPS is calculated using the two-class method whereby earnings are reduced by distributed earnings as well as any available undistributed earnings allocable to restricted shareholders. A reconciliation of the income used to compute basic and diluted EPS for the periods presented are as follows:

	Three Months Ended June 30,
	2013	2012
Earnings for basic computations (a)	$69,998	$60,693
Weighted-average Class A Common Stock outstanding	135,538,602	127,932,803
Weighted-average Class B Non-Voting Common Stock outstanding	1,348,912	2,474,453
Weighted-average Class C Restricted Common Stock outstanding	1,156,992	1,260,620
Total weighted-average common shares outstanding for basic computations	138,044,506	131,667,876
Earnings for diluted computations (a)	$70,014	$60,693
Dilutive stock options and restricted stock	9,193,243	11,009,161
Average number of common shares outstanding for diluted computations	147,237,749	142,677,037
Earnings per common share
Basic	$0.51	$0.46
Diluted	$0.48	$0.43
(a) During the three months ended June 30, 2013 and 2012, approximately 600,000 and 800,000 participating securities were paid dividends totaling $62,000 and $1.3 million, respectively. Additionally, for the three months ended June 30, 2013, there were undistributed earnings of $253,000 and $237,000 allocated to the participating class of securities in basic and diluted earnings per share, respectively. The allocated undistributed earnings and the dividends paid for the three months ended June 30, 2013 comprise the difference from net income presented on the condensed consolidated statements of operations while only the dividends paid comprise the difference in net income for the three months ended June 30, 2012, as there were no excess undistributed earnings.
The EPS calculation for the three months ended June 30, 2013 and 2012 excludes 990,000 and 2,480,000 options, respectively, as their impact was anti-dilutive.
4. ACQUISITIONS

On November 30, 2012 Booz Allen Hamilton Engineering Holding Co., LLC, a wholly owned subsidiary of the Company, acquired the Defense Systems Engineering and Support, or DSES, division of ARINC Incorporated, or ARINC, by acquiring 100% of the membership interests of ARINC Engineering Services, LLC, a formerly wholly owned subsidiary of ARINC that owns DSES. DSES is a provider of advanced aviation and maritime engineering, advanced weapons modernization and sustainment, and advanced systems engineering and integration. Subsequent to the acquisition, the Company changed the name of ARINC Engineering Services, LLC to Booz Allen Hamilton Engineering Services, or BES.

The Company paid approximately $155.1 million in cash to ARINC for DSES on November 30, 2012, which includes a stated purchase price under the acquisition agreement of $154.0 million and a working capital adjustment of $1.1 million. The Company will recover $3.6 million from ARINC as the final net working capital agreed upon by both parties is lower than the amount paid in connection with the acquisition. The Company has accounted for this return of consideration and the purchase price allocation has been adjusted to assume a purchase price of $151.5 million. The Company has recognized the estimated fair values of the assets acquired and liabilities assumed and has allocated $86.9 million to goodwill and $26.5 million to identifiable intangible assets. The goodwill is largely attributed to the specialized workforce and the expected synergies between the Company and DSES. The value attributed to the identifiable intangible assets of $26.5 million is being amortized on an accelerated basis over the estimated useful life of 7 years.

5. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consisted of the following:

	June 30, 2013	March 31, 2013
Current
Accounts receivable–billed	$456,874	$431,770
Accounts receivable–unbilled	540,708	598,004
Allowance for doubtful accounts	(2,028)	(188)
Accounts receivable, net	995,554	1,029,586
Long-term
Unbilled receivables	23,274	19,779
Total accounts receivable, net	$1,018,828	$1,049,365
The Company recognized a provision for doubtful accounts of $2.0 million and $740,000 for the three months ended June 30, 2013 and 2012, respectively. Long-term unbilled receivables related to retainage, holdbacks, and long-term rate settlements to be billed at contract closeout are included in other long-term assets as accounts receivable in the accompanying condensed consolidated balance sheets.
6. ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

Accounts payable and other accrued expenses consisted of the following:

	June 30, 2013	March 31, 2013
Vendor payables	$259,623	$248,471
Accrued expenses	218,074	202,594
Total accounts payable and other accrued expenses	$477,697	$451,065
Accrued expenses consisted primarily of the Company’s reserve related to potential cost disallowance in conjunction with government audits. Refer to Note 17 for further discussion of this reserve.

7. ACCRUED COMPENSATION AND BENEFITS
Accrued compensation and benefits consisted of the following:

	June 30, 2013	March 31, 2013
Bonus	$20,383	$89,389
Retirement	81,429	83,071
Vacation	133,202	136,528
Stock-based compensation liability (Note 14)	35,391	48,468
Other	29,550	27,977
Total accrued compensation and benefits	$299,955	$385,433

8. DEBT
Debt consisted of the following:

	June 30, 2013		March 31, 2013
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Tranche A Loans	2.70%	$697,122	2.70%	$706,134
Tranche B Loans	4.50%	1,006,861	4.50%	1,009,039
Total		1,703,983		1,715,173
Less: Current portion of long-term debt		(60,094)		(55,562)
Long-term debt, net of current portion		$1,643,889		$1,659,611
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
The Credit Agreement requires quarterly principal payments of 1.25% of the stated principal amount of Tranche A Loans, with annual incremental increases to 1.875%, 2.50%, 3.125%, and 13.0%, prior to the Tranche A Loans' maturity date of December 31, 2017, and 0.25% of the stated principal amount of Tranche B Loans, with the remaining balance payable on the Tranche B Loans' maturity date of July 31, 2019. The revolving credit facility matures on December 31, 2017, at which time any outstanding principal balance is due in full. As of June 30, 2013 and March 31, 2013, there were no amounts outstanding on the revolving credit facility.

The interest rate on borrowings under Tranche A is LIBOR plus a 2.50% spread. The spread ranges from 2.00% to 2.75% based on the Company's total leverage ratio. The interest rate on borrowings under Tranche B is LIBOR plus a 3.5% spread with a 1% floor. The revolving credit facility margin and commitment fee are subject to the leveraged based pricing grid, as set forth in the Credit Agreement.
The total outstanding debt balance is recorded in the accompanying condensed consolidated balance sheets, net of unamortized discount of $11.1 million and $11.6 million as of June 30, 2013 and March 31, 2013, respectively.
As of June 30, 2013 and March 31, 2013, the Company was in compliance with all of the Credit Agreement's debt covenants.
9. INCOME TAXES
The Company’s effective income tax rate was 40.4% and 39.9% for the three months ended June 30, 2013 and 2012, respectively. The effective tax rate of 40.4% for the three months ended June 30, 2013 differs from the statutory rate of 35.0% due to state income taxes, changes in uncertain tax positions, and the effect of permanent rate differences, which primarily relate to meals and entertainment.

10. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	June 30, 2013	March 31, 2013
Income tax reserve	$57,297	$57,018
Deferred rent	32,154	40,548
Deferred compensation	27,354	26,443
Stock-based compensation	53,369	50,625
Deferred payment obligation	61,228	61,473
Postretirement benefit obligations	85,443	83,761
Other	6,201	6,610
Total other long-term liabilities	$323,046	$326,478

11. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company sponsors the Employees’ Capital Accumulation Plan, or ECAP, which is a qualified defined contribution plan that covers eligible U.S. and international employees. ECAP provides for distributions, subject to certain vesting provisions, to participants by reason of retirement, death, disability, or termination of employment. Total expense recognized under ECAP for the three months ended June 30, 2013 and 2012 was $41.6 million and $59.6 million, respectively, and the Company-paid contributions were $43.2 million and $41.3 million, respectively.
Defined Benefit Plan and Other Postretirement Benefit Plans
The Company maintains and administers a postretirement medical plan and a defined benefit retirement plan for current, retired, and resigned officers.
The components of net postretirement medical expense for the Officer Medical Plan were as follows:

	Three Months Ended June 30,
	2013	2012
Service cost	$1,186	$973
Interest cost	924	787
Net actuarial loss	713	384
Total postretirement medical expense	$2,823	$2,144
As of June 30, 2013 and March 31, 2013, the unfunded status of the Officer Medical Plan was $80.4 million and $78.7 million, respectively, which is included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

All amounts recorded in other comprehensive loss are related to the Company's pension plan. The following table represents a rollforward of amounts recognized in accumulated other comprehensive loss, net of tax:

	Three Months Ended June 30,
	2013	2012
Beginning of year	$(13,787)	$(8,715)
Other comprehensive loss before reclassifications	—	(282)
Amounts reclassified from accumulated other comprehensive loss	424	381
Net current-period other comprehensive loss	424	99
End of year	$(13,363)	$(8,616)

The following table presents the reclassifications out of accumulated other comprehensive loss to net income:

	Three Months Ended June 30,
	2013	2012
Amortization of net actuarial loss included in net periodic benefit cost (See Note 11)
Total before tax	$(713)	$(381)
Tax benefit	289	—
Net of tax	$(424)	$(381)

13. STOCKHOLDERS’ EQUITY
Common Stock
The common stock shares activity consisted of the following:

	Class A Common Stock	Class B Non-Voting Common Stock	Class C Restricted Common Stock	Class E Special Voting Common Stock	Treasury Stock
Balance at March 31, 2012	128,726,324	2,487,125	1,533,020	10,140,067	(333,775)
Issuance of common stock	1,182,004	—	—	—	—
Stock options exercised	5,204,890	—	—	(2,661,545)	—
Share exchange	1,344,226	(1,035,525)	(308,701)	—	—
Repurchase of common stock (1)	—	—	—	—	(72,068)
Balance at March 31, 2013	136,457,444	1,451,600	1,224,319	7,478,522	(405,843)
Issuance of common stock	77,801	—	—	—	—
Stock options exercised	570,167	—	—	(234,315)	—
Share exchange	535,713	(348,270)	(187,443)	—	—
Repurchase of common stock (2)	—	—	—	—	(147,330)
Balance at June 30, 2013	137,641,125	1,103,330	1,036,876	7,244,207	(553,173)

(1)	Reflects shares repurchased on July 2, 2012 to cover for the withholding taxes on restricted stock awards that vested on June 30, 2012.

(2)
Reflects shares repurchased on June 30, 2013 to cover for the withholding taxes on restricted stock awards that vested on June 30, 2013 and shares repurchased for the withholding taxes on accelerated restricted stock vesting for departing officers.

For the Company's Employee Stock Purchase Plan, or ESPP, quarterly offering period that closed on June 30, 2013, 77,801 Class A Common Stock shares were purchased by employees under the ESPP. As of the program's inception, 1,096,342 shares have been purchased by employees.

14. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense recognized in the condensed consolidated statements of operations:

	Three Months Ended June 30,
	2013	2012
Cost of revenue	$1,477	$1,927
General and administrative expenses	3,669	4,835
Total	$5,146	$6,762

The following table summarizes the total stock-based compensation expense recognized in the condensed consolidated statements of operations by the following types of equity awards:

	Three Months Ended June 30,
	2013	2012
Class C Restricted Stock	$59	$133
Rollover Options	578	1,237
Equity Incentive Plan	2,102	4,104
Class A Restricted Common Stock	2,407	1,288
Total	$5,146	$6,762

As of June 30, 2013, there was $17.3 million of total unrecognized compensation cost related to unvested stock-based compensation agreements. The unrecognized compensation cost as of June 30, 2013 is expected to be amortized over 5 years. Absent the effect of accelerating stock compensation cost for any departures of employees who may continue to vest in their equity awards, the following table summarizes the unrecognized compensation cost and the weighted average period the cost is expected to be amortized.

	June 30, 2013
	Unrecognized Compensation Cost	Weighted Average Remaining Period to be Recognized
Equity Incentive Plan	$13,029	3.53
Class A Restricted Common Stock	4,302	1.81
Total	$17,331
Amended and Restated Equity Incentive Plan
On May 23, 2013, 880,000 options were granted under the Amended and Restated Equity Incentive Plan, or EIP. The estimated fair value of our Class A Common Stock on May 23, 2013 at the time of the option grant, was $18.35.
As of June 30, 2013, there were 9,123,687 EIP options outstanding, of which 3,621,154 were unvested.
Class A Restricted Common Stock
As permitted under the terms of the EIP, the Compensation Committee as Administrator of the Plan, authorized on June 3, 2011 the withholding of taxes not to exceed the minimum statutory withholding amount, through the surrender of shares of Class A Common Stock issuable upon the vesting or accelerated vesting of Class A Restricted Common Stock. For those holders who elected to participate, the trade dates were April 1, 2013 and June 30, 2013 for the vesting or accelerated vesting of the Class A Restricted Common Stock. As a result of these transactions the Company repurchased 10,219 shares at $13.45 and 137,111 shares at $17.38 and recorded them as treasury shares at a cost of $2.5 million.
Special Dividends
The Board of Directors, as the Administrator of the Officers' Rollover Stock Plan and the EIP, has the discretion in how to effect the required adjustment to keep option holders whole in the event of a distribution of dividends that triggers certain anti-dilution clauses within the respective plans. In the event the Board of Directors elects to grant option holders a cash payment equal to the amount of the special dividend, the Company accrues a stock-based compensation liability as the respective option's stock compensation expense is recorded in the statement of operations. This obligation will be settled on the options' mandatory exercise date for Rollover Options and on the later of the date the dividend is paid or vesting for the EIP options.
Total compensation expense recorded in conjunction with the payment of the dividends equivalent to holders of unvested EIP options for the three months ended June 30, 2013 was $117,000. Future compensation cost related to payment of the dividends equivalent to holders of EIP options not yet recognized in the statement of operations is $1.2 million and is expected to be recognized over 4 years. On June 30, 2013, a payment of $13.9 million was made to holders of vested outstanding EIP options.
As of June 30, 2013 and March 31, 2013, the Company calculated a total recorded and unrecorded stock-based compensation liability of $92.3 million and $106.4 million, respectively, related to the special dividends paid in July 2009, December 2009, June 2012, and August 2012. The total recorded stock-based compensation liability as of June 30, 2013 and March 31, 2013 is as follows:

	June 30, 2013			March 31, 2013
	EIP Options	Rollover Options	Total	EIP Options	Rollover Options	Total
Current portion of liability[1]	$1,352	$34,039	$35,391	$14,429	$34,039	$48,468
Long-term portion of liability[2]	—	53,369	53,369	—	50,625	50,625
	$1,352	$87,408	$88,760	$14,429	$84,664	$99,093
1 Included in accrued compensation and benefits (Note 7).
2 Included in other long-term liabilities.

As of June 30, 2013, $3.5 million related to EIP Options will be recorded as liabilities as the related compensation expense is recognized over the next 4 years. There is no unrecorded liability related to Rollover Options as of June 30, 2013. As of March 31, 2013, there were unrecognized liabilities of $2.8 million and $4.5 million related to Rollover Options and EIP Options, respectively.

15. FINANCIAL INSTRUMENTS
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
A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The following tables set forth by level represent the fair value of the Company's cash and cash equivalents as of June 30, 2013.

	Fair Value of Cash and Cash Equivalents as of June 30, 2013
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$137,520	—	—	$137,520
Money market funds (a)	—	$247,839	—	$247,839
Total cash and cash equivalents	$137,520	$247,839	—	$385,359

(a)  Level two cash and cash equivalents are invested in money market funds that are intended to maintain a stable net asset value of $1.00 per share by investing in liquid, high quality U.S. dollar-denominated money market instruments.
The fair value of the Company's trade accounts receivable and accounts payable approximates its carrying value at June 30, 2013 and March 31, 2013 because of the short-term nature of these instruments. The fair value of the Company's debt instruments approximates its carrying value at June 30, 2013 and March 31, 2013. The fair value of debt is determined based on interest rates available for debt with terms and maturities similar to the Company's existing debt arrangements (Level 2 inputs).

16. RELATED-PARTY TRANSACTIONS
The Company is an affiliate of Carlyle, and from time to time, and in the ordinary course of business: (1) other Carlyle portfolio companies engage the Company as a subcontractor or service provider, and (2) the Company engages other Carlyle portfolio companies as subcontractors or service providers. Revenue and cost associated with these related parties for the three months ended June 30, 2013 were $96,000 and $82,000, respectively. Revenue and cost associated with these related parties for the three months ended June 30, 2012 were $150,000 and $144,000, respectively.
On July 31, 2008, the Company entered into a management agreement, or Management Agreement, with TC Group V US, L.L.C., or TC Group, a company affiliated with Carlyle. In accordance with the Management Agreement, TC Group provides the Company with advisory, consulting, and other services and the Company pays TC Group an aggregate annual fee of $1.0 million, plus expenses. For the three months ended June 30, 2013 and 2012, the Company incurred $250,000 in advisory fees.
17. COMMITMENTS AND CONTINGENCIES
Leases
As a result of the July 2008 acquisition, as described in the Company’s Annual Report, the Company assigned a total of nine leases to Booz & Co. The facilities are located in New York, New York; Troy, Michigan; Florham Park, New Jersey; Parsippany, New Jersey; Houston, Texas; Chicago, Illinois; Cleveland, Ohio; Dallas, Texas; and London, England. Except for the Parsippany, Troy, Houston, Cleveland and Dallas leases, which expired, the Company remains liable under the terms of the original leases should Booz & Co. default on its obligations. There were no events of default under these leases as of June 30, 2013 or March 31, 2013. The maximum potential amount of undiscounted future payments is $22.0 million, and the leases expire at different dates between September 2013 and March 2017. Based on the Company’s assessment of the likelihood of future payment, no amounts have been recorded related to the Company’s contingent liability on such leases.
Government Contracting Matters
For the three months ended June 30, 2013 and 2012, approximately 99% and 98%, respectively, of the Company’s revenue was generated from contracts with U.S. government agencies or other U.S. government contractors. Contracts with the U.S. government are subject to extensive legal and regulatory requirements and, from time to time and in the ordinary course of business, agencies of the U.S. government investigate whether the Company’s operations are conducted in accordance with these requirements and the terms of the relevant contracts by using investigative techniques such as subpoenas or civil investigative demands. U.S. government investigations of the Company, whether related to the Company’s U.S. government contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayments, fines, or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting. Management believes it has adequately reserved for any losses that may be experienced from any investigation of which it is aware. The Defense Contract Management Agency Administrative Contracting Officer has negotiated annual final indirect cost rates through fiscal year 2007. Audits of subsequent years may result in cost reductions and/or penalties. Management believes it has adequately reserved for any losses that may be experienced from any such reductions and/or penalties. As of June 30, 2013 and March 31, 2013, the Company has recorded a liability of approximately $167.5 million and

$156.2 million, respectively, for its current best estimate of amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs incurred subsequent to fiscal year 2007.
Litigation
The Company is involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts that currently range up to $40 million or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, management does not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on the Company’s financial condition and results of operations. As of June 30, 2013, there are no material amounts accrued in the condensed consolidated financial statements related to these proceedings.
Six former officers and stockholders who had departed the firm prior to July 31, 2008, the date on which we became majority owned by The Carlyle Group and certain of its affiliated investment funds, as described in the Company’s Annual Report, or the Acquisition, have filed a total of nine suits in various jurisdictions, with original filing dates ranging from July 3, 2008 through December 15, 2009 (three of which were amended on July 2, 2010 and then further amended into one consolidated complaint on September 7, 2010) against the Company and certain of the Company’s current and former directors and officers. Each of the suits arises out of the Acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the Acquisition. Some of the suits also allege that the Acquisition price paid to stockholders was insufficient. The various suits assert claims for breach of contract, tortious interference with contract, breach of fiduciary duty, civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations, violations of the Employee Retirement Income Security Act, and/or securities and common law fraud. Two of these suits have been dismissed with all appeals exhausted. Five of the remaining suits are pending in the United States District Court for the Southern District of New York, the sixth is pending in New York state court and the seventh is pending in the United States District Court for the Southern District of California. As of June 30, 2013 and March 31, 2013, the aggregate alleged damages sought in the seven remaining suits was approximately $348.7 million ($291.5 million of which is sought to be trebled pursuant to RICO) plus punitive damages, costs, and fees. Although the outcome of any of these cases is inherently uncertain and may be materially adverse, based on current information, management does not expect them to have a material adverse effect on our financial condition and results of operations.

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
The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources, and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 filed with the Securities and Exchange Commission on May 23, 2013, or Annual Report, and under Part II, “Item 1A. Risk Factors,” and “— Special Note Regarding Forward Looking Statements” of this Quarterly Report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Our fiscal year ends March 31 and, unless otherwise noted, references to years or fiscal are for fiscal years ended March 31. See “—Results of Operations.”
Overview
We are a leading provider of management and technology consulting services to the U.S. government in the defense, intelligence, and civil markets. We are further developing the scope and scale of our engineering services capabilities that we provide to our U.S. government clients. Additionally, we provide our management and technology consulting services to major corporations, institutions, and not for profit organizations. As the needs of our clients have grown more complex, we have expanded beyond our management consulting foundation to develop deep expertise in technology, engineering, and analytics. Leveraging our 99-year consulting heritage and a talent base of approximately 23,400 people, we deploy our deep domain knowledge, functional expertise, and experience to help our clients achieve their objectives. Today, we serve substantially all of the cabinet-level departments of the U.S. government. Our major clients include the Department of Defense, all branches of the U.S. military, the U.S. Intelligence Community, and civil agencies such as the Department of Homeland Security, the Department of Energy, the Department of Health and Human Services, the Department of the Treasury, and the General Services Administration. We support these clients in addressing complex and pressing challenges such as combating global terrorism, improving cyber capabilities, transforming the healthcare system, improving efficiency and managing change within the government, and protecting the environment. In the commercial sector, we serve U.S. clients primarily in the financial services, healthcare, and energy markets, and international clients, primarily in the Middle East.
We have a collaborative culture, supported by our operating model, which helps our professionals identify and respond to emerging trends across the markets we serve and deliver enduring results for our clients.
Financial and Other Highlights
Revenue decreased 0.3% from the three months ended June 30, 2012 to the three months ended June 30, 2013. We continue to focus on effective management of our capacity and efficient management of our costs. Capacity management continued throughout the current period, and may influence future periods, particularly to the extent that the trends relating to fiscal uncertainty described below under "—Factors and Trends Affecting Our Results of Operations" persist.  Modestly lower demand in an uncertain federal budget environment has resulted in a reduction in billable hours. Lower billable hours combined with the need to manage costs and capacity has resulted in reductions in headcount. However, a continued high level of productivity of consulting staff, recovery of additional allowable expenses, and higher billable expenses minimized the impact on our revenue from headcount declines. In this environment, we continue to focus on the effective deployment of our consulting staff to minimize the amount of time our staff spend on non-revenue producing activities and increase the amount of time our staff spends on revenue producing activities, which has helped minimize the decline in revenue.  This reduction in unbillable time along with efficient use of our indirect costs, contributes to lower indirect costs, and most importantly a lower ratio of indirect costs to direct labor.  Reductions in indirect costs have a direct correlation to a reduction of revenue recognized on our large portfolio of cost-reimbursable contracts. Substantially all of our revenue and backlog continues to be derived from services and solutions provided to client organizations across the U.S. government, primarily by our consulting staff and, to a lesser extent, our subcontractors. The mix of revenue generated by our consulting staff and subcontractors affects our operating margin, as the portion of our operating income derived from fees we earn on services provided by our subcontractors is significantly less than the operating income derived from direct consulting staff labor. The decline in our revenue described above was partially offset by an increase in revenue during the three months ended June 30, 2013 of $78.9 million from our acquisition of DSES that closed on November 30, 2012.

Operating income grew 20.9% to $138.7 million in the three months ended June 30, 2013 from $114.7 million in the three months ended June 30, 2012, which reflects a 170 basis point increase in operating margin to 9.7% from 8.0% in the comparable periods. The improvement in operating margin was due to increased contract profitability due to disciplined cost management of indirect spending and recovery of additional allowable expenses, as described above, as well as decreases in salaries and salary related benefits, employer retirement plan contributions and incentive compensation costs primarily due to the net decline in our headcount and, to a lesser extent, changes in our executives' compensation and our employer retirement plan discretionary contributions. Our effective management of other indirect costs and lower ratio of indirect costs to direct labor produces higher margins on our time-and-material contracts and ultimately produces higher margins on our fixed-price contracts.

Non-GAAP Measures
We publicly disclose certain non-GAAP financial measurements, including Adjusted Operating Income, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted Earnings Per Share, or EPS, because management uses these measures for business planning purposes, including to manage our business against internal projected results of operations and measure our performance. We view Adjusted Operating Income, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted EPS as measures of our core operating business, which exclude the impact of the items detailed below, as these items are generally not operational in nature. These non-GAAP measures also provide another basis for comparing period to period results by excluding potential differences caused by non-operational and unusual or non-recurring items. We also utilize and discuss Free Cash Flow, because management uses this measure for business planning purposes, measuring the cash generating ability of the operating business, and measuring liquidity generally. We present these supplemental measures because we believe that these measures provide investors with important supplemental information with which to evaluate our performance, long term earnings potential, or liquidity, as applicable, and to enable them to assess our performance on the same basis as management. These supplemental performance measurements may vary from and may not be comparable to similarly titled measures by other companies in our industry. Adjusted Operating Income, Adjusted EBITDA, Adjusted Net Income, Adjusted Diluted EPS, and Free Cash Flow are not recognized measurements under accounting principles generally accepted in the United States, or GAAP, and when analyzing our performance or liquidity, as applicable, investors should (i) evaluate each adjustment in our reconciliation of operating and net income to Adjusted Operating Income, Adjusted EBITDA and Adjusted Net Income, and net cash provided by operating activities to Free Cash Flows, and the explanatory footnotes regarding those adjustments, (ii) use Adjusted Operating Income, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted EPS in addition to, and not as an alternative to, operating income, net income or diluted EPS, as a measure of operating results, and (iii) use Free Cash Flows in addition to, and not as an alternative to, net cash provided by operating activities as a measure of liquidity, each as defined under GAAP. We have defined the aforementioned non-GAAP measures as follows:

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

	Three Months Ended June 30,
(Amounts in thousands, except share and per share data)	2013	2012
	(Unaudited)
Adjusted Operating Income
Operating Income	$138,673	$114,736
Certain stock-based compensation expense (a)	1,094	2,393
Amortization of intangible assets (b)	2,113	3,133
Adjusted Operating Income	$141,880	$120,262
EBITDA & Adjusted EBITDA
Net income	$70,313	$61,945
Income tax expense	47,702	41,062
Interest and other, net	20,658	11,729
Depreciation and amortization	18,330	18,503
EBITDA	157,003	133,239
Certain stock-based compensation expense (a)	1,094	2,393
Adjusted EBITDA	$158,097	$135,632
Adjusted Net Income
Net income	$70,313	$61,945
Certain stock-based compensation expense (a)	1,094	2,393
Amortization of intangible assets (b)	2,113	3,133
Amortization or write-off of debt issuance costs and write-off of original issue discount	1,650	1,198
Adjustments for tax effect (c)	(1,943)	(2,690)
Adjusted Net Income	$73,227	$65,979
Adjusted Diluted Earnings Per Share
Weighted-average number of diluted shares outstanding	147,237,749	142,677,037
Adjusted Net Income Per Diluted Share (d)	$0.50	$0.46
Free Cash Flow
Net cash provided by operating activities	$73,847	$74,043
Less: Purchases of property and equipment	(2,430)	(3,969)
Free Cash Flow	$71,417	$70,074

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

(b)	Reflects amortization of intangible assets resulting from the Acquisition.

(c)	Reflects tax effect of adjustments at an assumed marginal tax rate of 40%.

(d)
Excludes an adjustment of approximately $299,000 and $1.3 million of net earnings for the three months ended June 30, 2013 and 2012, respectively, associated with the application of the two-class method for computing diluted earnings per share.

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

•
cost cutting and efficiency initiatives, current and future budget reductions, continued implementation of Congressionally mandated automatic spending cuts, and other efforts to reduce U.S. government spending, which could cause clients to reduce or delay funding for orders for services or invest appropriated funds on a less consistent or rapid basis or not at all, particularly when considering long-term initiatives and especially in the current political environment, not issue task orders in sufficient volume to reach current contract ceilings, alter historical patterns of contract awards, including the typical increase in the award of task orders or completion of other contract actions by the U.S. government in the period before the end of the U.S. government's fiscal year on September 30, delay requests for new proposals and contract awards, rely on short-term extensions and funding of current contracts, or reduce staffing levels and hours of operation;

•
current and continued uncertainty around the timing, extent and nature of Congressional and other U.S. government action to address budgetary constraints and the U.S. government's ability to incur indebtedness in excess of its current limit and the U.S. deficit, including, the required reductions under the Budget Control Act of 2011 (as amended by the American Taxpayer Relief Act of 2012), which provides for automatic spending cuts totaling approximately $1.2 trillion between 2013 and 2021;

•	delays in the completion of the U.S. government’s budget process, which has in the past and could in the future delay procurement of the products, services, and solutions we provide;

•
increased audit, review, investigation and general scrutiny by U.S. government agencies of government contractors' performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws;

•
the continued implementation by U.S. government agencies of the approximately $85 billion in mandated 2013 sequestration spending cuts, including approximately $37 billion in cuts to the Department of Defense;

•
the federal focus on refining the definition of “inherently governmental” work, including proposals to limit contractor access to sensitive or classified information and work assignments, which will continue to drive pockets of insourcing in various agencies, particularly in the intelligence market;

•
negative publicity and increased scrutiny of government contractors in general, including us, relating to U.S. government expenditures for contractor services and incidents involving the mishandling of sensitive or classified information;

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

•
as a result of the U.S. government's efforts to reduce outlays for contractor costs, we may see a continuing shift toward placement of our consulting staff at client site locations instead of our facilities, which generally results in lower billing rates and could have a negative impact on our revenue;

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

•
legislative and regulatory changes to the allowability of executive compensation in excess of a benchmark compensation cap established by the Administrator of the Office Federal Procurement Policy, which previously was only applicable to the five most highly compensated employees in management positions; and

•	efforts by the U.S. government to address organizational conflicts of interest and related issues and the impact of those efforts on us and our competitors.

Sources of Revenue
Substantially all of our revenue is derived from services provided under contracts and task orders with the U.S. government, primarily by our consulting staff and, to a lesser extent, our subcontractors. Funding for our contracts and task orders is generally linked to trends in budgets and spending across various U.S. government agencies and departments. We provide services under a large portfolio of contracts and contract vehicles to a broad client base, and we believe that our diversified contract and client base lessens potential volatility in our business; however, a reduction in the amount of services that we are contracted to provide to the U.S. government or any of our significant U.S. government clients could have a material adverse effect on our business and results of operations. In particular, the Department of Defense is one of our significant clients, and the Budget Control Act of 2011 (as amended by the American Taxpayer Relief Act of 2012), which provides for automatic spending cuts totaling approximately $1.2 trillion between 2013 and 2021, requires an estimated $500 billion in federal defense spending cuts over this time period. The Consolidated and Further Continuing Appropriations Act, 2013, which provides funding for federal government agencies through the end of the current U.S. government fiscal year ending September 30, 2013, implements the approximately $85 billion in mandated 2013 sequestration cuts, including approximately $37 billion in cuts to the Department of Defense. A reduction in the amount of services that we are contracted to provide to the Department of Defense could have a material adverse effect on our business and results of operations, and given the uncertainty of how these automatic reductions may be applied, we are unable to predict the nature or magnitude of the potential adverse effect.
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
The table below presents the percentage of total revenue for each type of contract:

	Three Months Ended June 30,
	2013	2012
Cost-reimbursable (1)	56%	56%
Time-and-materials	30%	30%
Fixed-price (2)	14%	14%

(1)	Includes both cost-plus-fixed-fee and cost-plus-award-fee contracts.

(2)	Includes fixed-price level of effort contracts.

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
Our People
Revenue from our contracts is derived from services delivered by consulting staff and, to a lesser extent, from our subcontractors. Our ability to hire, retain, and deploy talent with skills appropriately aligned with client needs is critical to our ability to grow our revenue. We continuously evaluate whether our talent base is properly sized and appropriately compensated, and contains an optimal mix of skills to be cost competitive and meet the rapidly evolving needs of our clients.We seek to achieve that result through recruitment and management of capacity and compensation. As of June 30, 2013 and 2012, we employed approximately 23,400 and 24,100 people, respectively, of which approximately 21,100 and 22,000, respectively, were consulting staff.
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
The following table summarizes the value of our contract backlog at the respective dates presented:

	As of June 30,
	2013	2012
	(In millions)
Backlog:
Funded	$2,192	$2,576
Unfunded (1)	2,942	2,559
Priced options	6,138	5,099
Total backlog	$11,272	$10,234

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

We view growth in total backlog and consulting staff headcount as the two key measures of our potential business growth. Growing and deploying consulting staff is the primary means by which we are able to recognize profitable revenue growth. To the extent that we are able to hire additional consulting staff and deploy them against funded backlog, we generally recognize increased revenue. Total backlog, including backlog from Booz Allen Hamilton Engineering Services, or BES, of $1.3 billion, increased by 10.1% from June 30, 2012 to June 30, 2013. Funded backlog of $2.2 billion, including funded backlog from BES of $217 million, decreased by 14.9% from June 30, 2012 to June 30, 2013. Additions to funded backlog during the twelve months ended June 30, 2013, including backlog from BES, totaled $5.4 billion in comparison to $6.0 billion for the comparable period, with the decrease due to challenging and uncertain market conditions which is contributing to a lower conversion of unfunded backlog to funded backlog, the reduced award of new contracts and task orders under which funding was appropriated, and the decline in exercise and subsequent funding of priced options. We report internally on our backlog on a monthly basis and review backlog upon occurrence of certain events to determine if any adjustments are necessary.

We cannot predict with any certainty the portion of our backlog that we expect to recognize as revenue in any future period and we cannot guarantee that we will recognize any revenue from our backlog. The primary risks that could affect our ability to recognize such revenue on a timely basis or at all are: program schedule changes, contract modifications, and our ability to assimilate and deploy new consulting staff against funded backlog; cost cutting initiatives and other efforts to reduce U.S. government spending, which could reduce or delay funding for orders for services; and delayed funding of our contracts due to delays in the completion of the U.S. government's budgeting process and the use of continuing resolutions by the U.S. government to fund its operations. Funded backlog includes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the funded backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a pre-determined expiration date such as the end of the U.S. government's fiscal year. The revenue value of orders included in funded backlog that has not been recognized as revenue due to period of performance expirations has not exceeded approximately 5.8% of funded backlog as of the end of any of the eight fiscal quarters preceding the fiscal quarter ended June 30, 2013. In our recent experience, none of the following additional risks have had a material negative effect on our ability to realize revenue from our funded backlog: the unilateral right of the U.S. government to cancel multi-year contracts and related orders or to terminate existing contracts for convenience or default; in the case of unfunded backlog, the potential that funding will not be made available; and, in the case of priced options, the risk that our clients will not exercise their options.
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

Seasonality

The U.S. government's fiscal year ends on September 30 of each year. While not certain, it is not uncommon for U.S. government agencies to award extra tasks or complete other contract actions in the period before the end of its fiscal year in order to avoid the loss of unexpended fiscal year funds. In addition, we also have historically experienced higher bid and proposal costs in the months leading up to the U.S. government's fiscal year end as we pursue new contract opportunities being awarded shortly after the U.S. government fiscal year end as new opportunities are expected to have funding appropriated in the U.S. government's subsequent fiscal year. We may continue to experience this seasonality in future periods, and our future periods may be affected by it.
Critical Accounting Estimates and Policies
There have been no material changes during the period covered by this Quarterly Report to the information disclosed in the Critical Accounting Estimates and Policies section in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report.

Results of Operations
The following table sets forth items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,		Percent
	2013	2012	Change
	(Unaudited)	(Unaudited)
	(In thousands)
Revenue	$1,427,691	$1,432,424	(0.3)%
Operating costs and expenses:
Cost of revenue	701,472	727,370	(3.6)%
Billable expenses	397,888	378,460	5.1%
General and administrative expenses	171,328	193,355	(11.4)%
Depreciation and amortization	18,330	18,503	(0.9)%
Total operating costs and expenses	1,289,018	1,317,688	(2.2)%
Operating income	138,673	114,736	20.9%
Interest expense	(20,712)	(11,246)	84.2%
Other, net	54	(483)	(111.2)%
Income before income taxes	118,015	103,007	14.6%
Income tax expense	47,702	41,062	16.2%
Net income	$70,313	$61,945	13.5%

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
Revenue
Revenue decreased to $1,427.7 million from $1,432.4 million, or a 0.3% decrease. The decrease was primarily driven by a reduction in billable hours due to modestly lower demand in an uncertain federal budget environment. Lower billable hours combined with capacity and cost management efforts has resulted in reductions in headcount. However, a continued high level of productivity of consulting staff, recovery of additional allowable expenses, and higher billable expenses minimized the impact on our revenue from headcount declines. We also had a lower rate of indirect expenses period over period which has a direct correlation to the reduction of revenue on our large portfolio of cost reimbursable contracts. The decrease in revenue was partially offset by an increase in revenue of $78.9 million from the Company's acquisition of BES. Conversions to funded backlog during the twelve months ended June 30, 2013 totaled $5.4 billion in comparison to $6.0 billion for the twelve months ended June 30, 2012, with the decrease due to challenging and uncertain market conditions which is contributing to a lower conversion of unfunded backlog to funded backlog, the reduced award of new contracts and task orders under which funding was appropriated, and the decline in exercise and subsequent funding of priced options.
Cost of Revenue
Cost of revenue decreased to $701.5 million from $727.4 million, or a 3.6% decrease. This decrease was primarily due to a decrease in salaries and salary related benefits of $14.2 million, a decrease in employer retirement plan contributions of $13.7 million, and a decrease in incentive compensation costs of $1.1 million. The decrease was partially offset by increases in other direct consulting staff expenses of $3.5 million. The decrease in salaries and salary related benefits and incentive compensation costs was primarily due to reduced headcount in the direct consulting staff senior ranks. The decrease in employer retirement plan contributions was due to a decrease in the Company's expected discretionary employer contribution for fiscal 2014 as well as the reduced headcount noted above. Cost of revenue as a percentage of revenue was 49.1% and 50.8% in the three months ended June 30, 2013 and 2012, respectively.
Billable Expenses
Billable expenses increased to $397.9 million from $378.5 million, or a 5.1% increase. The overall increase was primarily due to increases in subcontractor-related expenses of $12.0 million, increases in travel and materials expenses of $2.4 million, and increases in other billable expenses of $5.0 million incurred to perform on contracts. While direct subcontractor related expenses increased period over period, billable expenses excluding BES decreased due to the Company's continued

management of subcontractor costs. This decrease was more than offset by additional billable expenses from BES due to BES' large percentage of work from subcontractors. Billable expenses as a percentage of revenue were 27.9% and 26.4% in the three months ended June 30, 2013 and 2012, respectively.

General and Administrative Expenses
General and administrative expenses decreased to $171.3 million from $193.4 million, or an 11.4% decrease. This decrease was primarily due to a decrease in salaries and salary-related benefits of $15.7 million and a decrease of $4.2 million in employer retirement plan contributions. The decrease in salaries and salary related expenses was primarily driven by the net reduction in our headcount. The decrease in employer retirement plan contributions was due to a decrease in the Company's expected discretionary employer contribution percentage for fiscal 2014 as well as the reduced headcount noted above. General and administrative expenses as a percentage of revenue were 12.0% and 13.5% for the three months ended June 30, 2013 and 2012, respectively.
Depreciation and Amortization
Depreciation and amortization decreased to $18.3 million from $18.5 million, or a 0.9% decrease. This decrease was primarily due to decreased capital expenditures.
Interest Expense
Interest expense increased to $20.7 million from $11.2 million, or an 84.2% increase, primarily due to additional principal incurred in connection with the Recapitalization Transaction consummated on July 31, 2012.
Income Tax Expense
Income tax expense increased to $47.7 million from $41.1 million or a 16.2% increase.

Liquidity and Capital Resources
We have historically been able to generate sufficient cash to fund our operations, debt payments, capital expenditures, and discretionary funding needs. We had $385.4 million and $350.4 million in cash and cash equivalents as of June 30, 2013 and March 31, 2013, respectively, and our debt totaled $1,704.0 million and $1,715.2 million as of June 30, 2013 and March 31, 2013, respectively. However, due to fluctuations in cash flows and the growth in operations, it may be necessary from time to time in the future to borrow under our senior secured loan facilities to meet cash demands. We anticipate that cash provided by operating activities, existing cash and cash equivalents, and borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash requirements for the next twelve months, which primarily include:

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
On July 31, 2013, we announced a regular quarterly cash dividend in the amount of $0.10 per share. The quarterly dividend is payable on August 30, 2013 to shareholders of record on August 12, 2013. During the three months ended June 30, 2013, we declared a recurring cash dividend totaling $13.9 million ($0.10 per share). During the three months ended June 30, 2012, we declared a recurring cash dividend totaling $11.9 million ($0.09 per share) and a special cash dividend totaling $208.5 million ($1.50 per share).

The Board of Directors, as the Administrator of the Officers' Rollover Stock Plan and the Amended and Restated Equity Incentive Plan has discretion in how to effect the required adjustment to keep option holders whole in the event of a distribution of dividends that triggers certain anti-dilution clauses within the respective plans. In the event the Board of Directors elects to grant option holders a cash payment equal to the amount of the special dividend, the Company accrues a stock-based compensation liability as the respective option's stock compensation expense is recorded in the statement of operations. This obligation will be settled on the options' mandatory exercise date for Rollover Options and on the later of the date the dividend is paid or vesting for the EIP options. The stock-based compensation liability includes all special dividends declared.
As of June 30, 2013 and March 31, 2013, the Company calculated a total recorded and unrecorded stock-based compensation liability of $92.3 million and $106.4 million, respectively, related to the special dividends paid in July 2009, December 2009, June 2012, and August 2012.
From time to time we evaluate alternative uses for excess cash resources including debt prepayments, payment of recurring and special dividends, funding acquisitions or share repurchases up to the Board of Directors current approved amount of $30.0 million, of which no shares have been repurchased as of June 30, 2013. Any determination to pursue one or more of the above alternative uses for excess cash is subject to the discretion of our Board of Directors, and will depend upon various factors, including our results of operations, financial condition, liquidity requirements, restrictions that may be imposed by applicable law, our contracts, and our senior secured credit agreement, as amended, and other factors deemed relevant by our Board of Directors.
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
Accounts receivable is the principal component of our working capital and is generally driven by revenue growth with other short-term fluctuations related to the payment practices of our clients. Our accounts receivable reflect amounts billed to our clients as of each balance sheet date. Our clients generally pay our invoices within 30 days of the invoice date. At any month-end, we also include in accounts receivable the revenue that was recognized in the preceding month, which is generally billed early in the following month. Finally, we include in accounts receivable amounts related to revenue accrued in excess of amounts billed, primarily on our fixed-price and cost-plus-award-fee contracts. The total amount of our accounts receivable can vary significantly over time, but is generally sensitive to revenue levels. Total accounts receivable (billed and unbilled combined, net of allowance for doubtful accounts) days sales outstanding, which we calculate by dividing total accounts receivable by revenue per day during the relevant fiscal quarter, was 65 as of June 30, 2013 and 61 as of March 31, 2013.
The table below sets forth our net cash flows for the periods presented:

	Three Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
	(In thousands)
Net cash provided by operating activities	$73,847	$74,043
Net cash used in investing activities	(2,430)	(3,969)
Net cash used in financing activities	(36,442)	(218,391)
Total increase / (decrease) in cash and cash equivalents	$34,975	$(148,317)

Net Cash from Operating Activities
Net cash from operations is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from clients in a timely manner, and our ability to manage our vendor payments. Net cash provided by operations remained consistent year over year at $73.8 million in the three months ended June 30, 2013 compared to $74.0 million in the same prior year period.
Net Cash from Investing Activities
Net cash used in investing activities was $2.4 million in the three months ended June 30, 2013 compared to $4.0 million in the same prior year period, or a 39% decrease. The decrease in net cash used in investing activities was primarily due to decreased capital expenditures.
Net Cash from Financing Activities
Net cash used in financing activities was $36.4 million in the three months ended June 30, 2013 compared to $218.4 million in the same prior year period. The decrease in net cash used in financing activities was primarily due to special cash dividends paid in the three months ended June 30, 2012 with no comparable special dividend paid in the three months ended June 30, 2013.
Indebtedness
Our debt totaled $1,704.0 million and $1,715.2 million as of June 30, 2013 and March 31, 2013, respectively. The interest rate in effect for Tranche A was 2.70% and for Tranche B was 4.50% as of June 30, 2013 and March 31, 2013. As of June 30, 2013 and March 31, 2013, there were no amounts outstanding under our revolving credit facility of $500 million. As of June 30, 2013 the Company was in compliance with all of its financial covenants under its credit facilities.
On July 31, 2012, the Company consummated the Recapitalization Transaction, which included the refinancing and termination of the Company's existing senior secured credit agreement with the proceeds of the borrowings under the Company's new senior secured credit agreement. Additionally the net proceeds of the recapitalization were used to pay a special dividend on August 31, 2012, as described above under "Liquidity and Capital Resources." The new senior secured credit agreement, or the Credit Agreement, provided the Company with a $725.0 million Term Loan A tranche and a $1,025.0 million Term Loan B tranche, and a $500.0 million revolving credit facility with a $100.0 million sublimit for letters of credit.
Absent any prepayment accelerations of Debt Issuance Costs, or DIC, or the effect of changes in interest rates, the following table summarizes the estimated annual amortization expense of DIC using the effective interest rate method:

	DIC Amortization Expense
	Total	2014	2015	2016	2017	2018	Thereafter
	(in thousands)
Tranche A Loans	$10,594	$2,268	$2,856	$2,614	$2,181	$675	$—
Tranche B Loans	10,757	1,207	1,643	1,715	1,775	1,844	2,573
Revolver	8,819	1,469	1,957	1,962	1,957	1,474	—
Total	$30,170	$4,944	$6,456	$6,291	$5,913	$3,993	$2,573
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

The loans under the Credit Agreement are secured by substantially all of our assets and none of such assets will be available to satisfy the claims of our general creditors. The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following, in each case subject to certain exceptions: a maximum net total leverage ratio; a minimum net interest coverage ratio; limitations on indebtedness and liens; mergers, consolidations or amalgamations, or liquidations, wind-ups or dissolutions; dispositions of property; restricted payments; investments; transactions with affiliates; sale and lease back transactions; change in fiscal periods; negative pledges; restrictive agreements; limitations on line of business; limitations on speculative hedging and limitations on changes of names and jurisdictions. In addition, we are required to meet certain financial covenants at each quarter end, namely Consolidated Net Total Leverage and Consolidated Net Interest Coverage Ratios. As of June 30, 2013, we were compliant with these covenants.
Capital Structure and Resources
Our stockholders’ equity amounted to $288.2 million as of June 30, 2013, an increase of $61.4 million compared to stockholders’ equity of $226.8 million as of March 31, 2013, primarily due to net income of $70.3 million in the three months ended June 30, 2013, stock option exercises, common stock issuances, and stock-based compensation expense of $5.1 million.
Off-Balance Sheet Arrangements
As of June 30, 2013, we did not have any off-balance sheet arrangements.
Capital Expenditures
Since we do not own any of our facilities, our capital expenditure requirements primarily relate to the purchase of computers, business systems, furniture, and leasehold improvements to support our operations. Direct facility and equipment costs billed to clients are not treated as capital expenses. Our capital expenditures for the three months ended June 30, 2013 and 2012 were $2.4 million and $4.0 million, respectively, and the majority of such capital expenditures related to facilities infrastructure, equipment, and information technology. Expenditures for facilities infrastructure and equipment are generally incurred to support new and existing programs across our business. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure.
Commitments and Contingencies
We are subject to a number of reviews, investigations, claims, lawsuits, and other uncertainties related to our business. For a discussion of these items, refer to Note 17 to our condensed consolidated financial statements.
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
These risks and other factors include: cost cutting and efficiency initiatives, budget reductions, Congressionally mandated automatic spending cuts, and other efforts to reduce U.S. government spending, including automatic sequestration required by the Budget Control Act of 2011 (as amended by the American Taxpayer Relief Act of 2012), which have reduced and delayed and may further reduce or delay contract awards or funding for orders for services especially in the current political environment or otherwise negatively affect our ability to generate revenue under contract awards, including as a result of reduced staffing and hours of operation at U.S. government clients; delayed funding of our contracts due to delays in the completion of the U.S. government's budgeting process and the use of continuing resolutions by the U.S. government to fund its operations or changes in the pattern or timing of government funding and spending (including those resulting from or related to cuts associated with sequestration or other budgetary cuts made in lieu of sequestration); current and continued uncertainty around the timing, extent, and nature of Congressional and other U.S. government action to address budgetary constraints, the U.S. government's ability to incur indebtedness in excess of its current limit and the U.S. deficit; any issue that compromises our relationships with the U.S. government or damages our professional reputation, including negative publicity concerning government contractors in general or us in particular; changes in U.S. government spending, including a continuation of efforts by the U.S. government to decrease spending for management support service contracts, and mission priorities that shift expenditures away from agencies or programs that we support; the size of our addressable markets and the amount of U.S. government spending on private contractors; failure to comply with numerous laws and regulations; our ability to compete effectively in the competitive bidding process and delays or losses of contract awards caused by competitors' protests of major contract awards received by us; the loss of General Services Administration Multiple Award schedule contracts, or GSA schedules, or our position as prime contractor on government-wide acquisition contract vehicles, or GWACs; changes in the mix of our contracts and our ability to accurately estimate or otherwise recover expenses, time, and resources for our contracts; our ability to generate revenue under certain of our contracts; our ability to realize the full value of and replenish our backlog and the timing of our receipt of revenue under contracts included in backlog; changes in estimates used in recognizing revenue; an inability to attract, train, or retain employees with the requisite skills, experience, and security clearances; an inability to hire, assimilate, and deploy enough employees to serve our clients under existing contracts; an inability to timely and effectively utilize our employees; failure by us or our employees to obtain and maintain necessary security clearances; the loss of members of senior management or failure to develop new leaders; misconduct or other improper activities from our employees or subcontractors, including the improper use or release of our clients' sensitive or classified information; increased insourcing by various U.S. government agencies due to changes in the definition of “inherently governmental” work, including proposals to limit contractor access to sensitive or classified information and work assignments; increased competition from other companies in our industry; failure to maintain strong relationships with other contractors; inherent uncertainties and potential adverse developments in legal or regulatory proceedings, including litigation, audits, reviews, and investigations, which may result in materially adverse judgments, settlements, withheld payments, penalties, or other unfavorable outcomes including debarment, as well as disputes over the availability of insurance or indemnification; continued efforts to change how the U.S. government reimburses compensation related and other expenses or otherwise limit such reimbursements, including recent rules that expand the scope of existing reimbursement limitations and an increased risk of compensation being deemed unallowable or payments being withheld as a result of U.S. government audit, review or investigation; internal system or service failures and security breaches, including, but not limited to, those resulting from external cyber attacks on our network and internal systems; risks related to changes to our operating structure, capabilities, or strategy intended to address client needs, grow our business or respond to market developments; risks associated with new relationships, clients, capabilities, and service offerings in our U.S. and international businesses; failure to comply with special U.S. government laws and regulations relating to our international operations; risks related to our indebtedness and credit facilities which contain financial and operating covenants; the adoption by the U.S. government of new laws, rules, and regulations, such as those relating to organizational conflicts of interest issues or limits; risks related to completed and future acquisitions, including our ability to realize the expected benefits from such acquisitions; an inability to utilize existing or future tax benefits, including those related to our stock-based compensation expense, for any reason, including a change in law; variable purchasing patterns under U.S. government GSA schedules, blanket purchase agreements and indefinite delivery, indefinite quantity, or ID/IQ, contracts; and other risks and factors described in Part II, “Item 1A. Risk Factors” and elsewhere in this Quarterly Report.
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
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the information disclosed in the Quantitative and Qualitative Disclosures about Market Risk section in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 filed with the Securities and Exchange Commission on May 23, 2013.

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
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 filed with the Securities and Exchange Commission on May 23, 2013.

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

101
The following materials from Booz Allen Hamilton Holding Corporation’s Quarterly Report on Form 10-Q for the three months ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2013 and March 31, 2013; (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2013 and 2012; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2013 and 2012; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2013 and 2012; and (v) Notes to Condensed Consolidated Financial Statements.**

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

Booz Allen Hamilton Holding Corporation
Registrant

Date: July 31, 2013	By:	/s/ Samuel R. Strickland
Samuel R. Strickland Executive Vice President Chief Financial Officer, Chief Administrative Officer and Director (Principal Financial and Accounting Officer)