Form 10-Q
period 2013-09-30
Booz Allen Hamilton Holding Corp
filed 2013-10-30
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
 ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of October 28, 2013
Class A Common Stock	142,260,354
Class B Non-Voting Common Stock	943,265
Class C Restricted Common Stock	969,276
Class E Special Voting Common Stock	4,424,814

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	March 31, 2013
	(Unaudited)
	(Amounts in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$427,223	$350,384
Accounts receivable, net of allowance	968,440	1,029,586
Prepaid expenses and other current assets	68,346	44,382
Total current assets	1,464,009	1,424,352
Property and equipment, net of accumulated depreciation	143,885	166,570
Intangible assets, net of accumulated amortization	228,325	236,220
Goodwill	1,276,724	1,277,369
Other long-term assets	71,576	73,017
Total assets	$3,184,519	$3,177,528
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$64,625	$55,562
Accounts payable and other accrued expenses	465,710	451,065
Accrued compensation and benefits	319,351	385,433
Other current liabilities	26,276	72,586
Total current liabilities	875,962	964,646
Long-term debt, net of current portion	1,625,441	1,659,611
Other long-term liabilities	292,981	326,478
Total liabilities	2,794,384	2,950,735
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, Class A — $0.01 par value — authorized, 600,000,000 shares; issued, 142,819,474 shares at September 30, 2013 and 136,457,444 shares at March 31, 2013; outstanding, 142,249,189 shares at September 30, 2013 and 136,051,601 shares at March 31, 2013	1,428	1,364
Non-voting common stock, Class B — $0.01 par value — authorized, 16,000,000 shares; issued and outstanding, 958,470 shares at September 30, 2013 and 1,451,600 shares at March 31, 2013	10	15
Restricted common stock, Class C — $0.01 par value — authorized, 5,000,000 shares; issued and outstanding, 969,276 shares at September 30, 2013 and 1,224,319 shares at March 31, 2013	10	12
Special voting common stock, Class E — $0.003 par value — authorized, 25,000,000 shares; issued and outstanding, 4,424,814 shares at September 30, 2013 and 7,478,522 shares at March 31, 2013	13	22
Treasury stock, at cost — 570,285 shares at September 30, 2013 and 405,843 shares at March 31, 2013	(9,302)	(6,444)
Additional paid-in capital	175,516	120,836
Retained earnings	234,714	124,775
Accumulated other comprehensive loss	(12,254)	(13,787)
Total stockholders’ equity	390,135	226,793
Total liabilities and stockholders’ equity	$3,184,519	$3,177,528

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
	(Amounts in thousands, except per share data)		(Amounts in thousands, except per share data)
Revenue	$1,378,020	$1,387,650	$2,805,711	$2,820,074
Operating costs and expenses:
Cost of revenue	685,138	702,066	1,386,610	1,429,436
Billable expenses	365,632	353,444	763,520	731,904
General and administrative expenses	173,481	212,498	344,809	405,853
Depreciation and amortization	18,102	17,613	36,432	36,116
Total operating costs and expenses	1,242,353	1,285,621	2,531,371	2,603,309
Operating income	135,667	102,029	274,340	216,765
Interest expense	(20,175)	(17,811)	(40,887)	(29,057)
Other, net	(1,694)	(7,343)	(1,640)	(7,826)
Income before income taxes	113,798	76,875	231,813	179,882
Income tax expense	45,985	30,759	93,687	71,821
Net income	$67,813	$46,116	$138,126	$108,061
Earnings per common share (Note 3):
Basic	$0.48	$0.29	$0.98	$0.75
Diluted	$0.45	$0.27	$0.93	$0.69
Dividends declared per share	$0.10	$6.59	$0.20	$8.18

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
	(Amounts in thousands)		(Amounts in thousands)
Net income	$67,813	$46,116	$138,126	$108,061
Change in postretirement plan costs, net of tax	1,109	381	1,533	480
Comprehensive income	$68,922	$46,497	$139,659	$108,541

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended September 30,
	2013	2012
	(Amounts in thousands)
Cash flows from operating activities
Net income	$138,126	$108,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,432	36,116
Stock-based compensation expense	9,341	14,367
Excess tax benefits from the exercise of stock options	(34,940)	(16,305)
Amortization of debt issuance costs and loss on extinguishment	7,151	13,197
Losses on dispositions and impairments	675	956
Changes in assets and liabilities:
Accounts receivable	58,605	237,668
Prepaid expenses and other current assets	8,345	(2,066)
Other long-term assets	(1,345)	5,549
Accrued compensation and benefits	(49,954)	(21,616)
Accounts payable and other accrued expenses	16,585	1,144
Accrued interest	23	4,075
Other current liabilities	(46,332)	6,488
Other long-term liabilities	(3,103)	2,114
Net cash provided by operating activities	139,609	389,748
Cash flows from investing activities
Purchase price adjustment	3,563	—
Purchases of property and equipment	(6,718)	(14,375)
Net cash used in investing activities	(3,155)	(14,375)
Cash flows from financing activities
Net proceeds from issuance of common stock	2,536	3,359
Stock option exercises	11,335	5,784
Excess tax benefits from the exercise of stock options	34,940	16,305
Repurchases of common stock	(2,858)	(849)
Cash dividends paid	(28,188)	(1,097,773)
Dividend equivalents paid to option holders	(47,908)	(37,731)
Debt issuance costs	(6,223)	(29,607)
Repayment of debt	(23,249)	(970,000)
Proceeds from debt issuance	—	1,739,750
Net cash used in financing activities	(59,615)	(370,762)
Net increase in cash and cash equivalents	76,839	4,611
Cash and cash equivalents––beginning of period	350,384	484,368
Cash and cash equivalents––end of period	$427,223	$488,979
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$32,502	$17,622
Income taxes	$116,907	$65,732

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
September 30, 2013
1. BUSINESS OVERVIEW
Organization
Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or Holding or the Company, is an affiliate of The Carlyle Group, or Carlyle, and was incorporated in Delaware in May 2008. The Company provides management and technology consulting services primarily to the U.S. government in the defense, intelligence, and civil markets. The Company is also further developing the scope and scale of the engineering services capabilities that it provides to its U.S. government clients. The Company has expanded beyond its management consulting foundation to develop deep expertise in technology, engineering, and analytics. The Company reports operating results and financial data in one operating segment. The Company is headquartered in McLean, Virginia, with approximately 23,200 employees as of September 30, 2013.
2. BASIS OF PRESENTATION
The Company prepared the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, or Quarterly Report, in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company followed the accounting policies used and disclosed in the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2013 filed with the Securities and Exchange Commission on May 23, 2013, or Annual Report, and policies stated within this Quarterly Report. The Company’s fiscal year ends on March 31 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31.
The interim financial information in this Quarterly Report reflects all adjustments, consisting of normal recurring adjustments except as otherwise disclosed, necessary for a fair presentation of the Company’s results of operations for the interim periods. The results of operations for the six months ended September 30, 2013 are not necessarily indicative of results to be expected for the full fiscal year.
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
Recent Accounting Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board, or FASB, during the six months ended September 30, 2013, and through the filing date did not or are not believed by management to have a material impact on the Company's present or historical condensed consolidated financial statements.

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
The Company currently has outstanding shares of Class A Common Stock, Class B Non-Voting Common Stock, Class C Restricted Common Stock, and Class E Special Voting Common Stock. Class E Special Voting Common Stock shares are not included in the calculation of EPS as these shares represent voting rights only and are not entitled to participate in dividends or other distributions. Unvested Class A Restricted Common Stock and unvested Class C Restricted Common Stock holders are entitled to participate in non-forfeitable dividends or other distributions. These unvested shares participated in the Company's dividends declared and paid in the first and second quarters of fiscal 2014 and 2013. As such, EPS is calculated using the two-class method whereby earnings are reduced by distributed earnings as well as any available undistributed earnings allocable to restricted shareholders. A reconciliation of the income used to compute basic and diluted EPS for the periods presented are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Earnings for basic computations (a)	$67,145	$38,511	$136,829	$99,205
Weighted-average Class A Common Stock outstanding	139,135,635	129,686,292	137,337,119	128,809,548
Weighted-average Class B Non-Voting Common Stock outstanding	967,094	2,431,003	1,158,003	2,452,728
Weighted-average Class C Restricted Common Stock outstanding	1,002,214	1,319,600	1,079,603	1,358,210
Total weighted-average common shares outstanding for basic computations	141,104,943	133,436,895	139,574,725	132,620,486
Earnings for diluted computations (a)	$67,171	$38,511	$136,885	$99,205
Dilutive stock options and restricted stock	7,400,883	10,812,267	7,682,849	11,027,991
Average number of common shares outstanding for diluted computations	148,505,826	144,249,162	147,257,574	143,648,477
Earnings per common share
Basic	$0.48	$0.29	$0.98	$0.75
Diluted	$0.45	$0.27	$0.93	$0.69
(a) During the three months ended September 30, 2013 and 2012, approximately 1.4 million and 1.2 million participating securities were paid dividends totaling $140,000 and $7.6 million, respectively. During the six months ended September 30, 2013 and 2012, approximately 1.4 million and 1.2 million participating securities were paid dividends totaling $202,000 and $8.9 million, respectively. In addition, for the three and six months ended September 30, 2013, there were undistributed earnings of $528,000 and $1.1 million respectively for the calculation of basic earnings per share, and $502,000 and $1.0 million respectively for the calculation of diluted earnings per share. The undistributed and distributed earnings referenced above comprise the difference from net income presented on the condensed consolidated statements of operations for the three and six months ended September 30, 2013, while only the dividends paid comprise the difference in net income for the three and six months ended September 30, 2012, as there were no excess undistributed earnings.
In the EPS calculation for the three and six months ended September 30, 2013, 890,000 options were not included in the EPS calculation as their impact was anti-dilutive. For the three and six months ended September 30, 2012, 219,000 and 13,000 options, respectively, were not included in the EPS calculation as their impact was anti-dilutive.

4. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consisted of the following:

	September 30, 2013	March 31, 2013
Current
Accounts receivable–billed	$472,002	$431,770
Accounts receivable–unbilled	498,426	598,004
Allowance for doubtful accounts	(1,988)	(188)
Accounts receivable, net	968,440	1,029,586
Long-term
Unbilled receivables	23,122	19,779
Total accounts receivable, net	$991,562	$1,049,365

The Company recognized a provision (benefit) for doubtful accounts of $(511,000) and $150,000 for the three months ended September 30, 2013 and 2012, respectively, and $1.5 million and $890,000 for the six months ended September 30, 2013 and 2012, respectively. Long-term unbilled receivables related to retainage, holdbacks, and long-term rate settlements to be billed at contract closeout are included in other long-term assets as accounts receivable in the accompanying condensed consolidated balance sheets.
5. ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

Accounts payable and other accrued expenses consisted of the following:

	September 30, 2013	March 31, 2013
Vendor payables	$248,736	$248,471
Accrued expenses	216,974	202,594
Total accounts payable and other accrued expenses	$465,710	$451,065
Accrued expenses consisted primarily of the Company’s reserve related to potential cost disallowance in conjunction with government audits. Refer to Note 16 for further discussion of this reserve.

6. ACCRUED COMPENSATION AND BENEFITS
Accrued compensation and benefits consisted of the following:

	September 30, 2013	March 31, 2013
Bonus	$40,381	$89,389
Retirement	100,948	83,071
Vacation	116,282	136,528
Stock-based compensation liability (Note 13)	32,340	48,468
Other	29,400	27,977
Total accrued compensation and benefits	$319,351	$385,433

7. DEBT
Debt consisted of the following:

	September 30, 2013		March 31, 2013
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Term Loan A	2.68%	$687,282	2.70%	$706,134
Term Loan B	3.75%	1,002,784	4.50%	1,009,039
Total		1,690,066		1,715,173
Less: Current portion of long-term debt		(64,625)		(55,562)
Long-term debt, net of current portion		$1,625,441		$1,659,611

On August 16, 2013, the Company consummated the First Amendment to its senior secured credit agreement, effective July 31, 2012, or Credit Agreement. With no increase in borrowing, the amendment reduced the interest rate applicable to Term Loan B. The rates for Term Loan A loans outstanding under the Company's Credit Agreement, as amended, remain unchanged.

In connection with the First Amendment, the Company accelerated the amortization of ratable portions of the Debt Issuance Costs, or DIC, and Original Issuance Discount, or OID, associated with the prior senior secured term loan facilities of $1.2 million. These amounts are reflected in other expense, net in the three and six months ended September 30, 2013.

Furthermore, the Company expensed third party costs of $1.6 million that did not qualify for deferral, which are reflected in general and administrative costs in the three and six months ended September 30, 2013.
As of September 30, 2013, the Credit Agreement, as amended, provided the Company with a $725.0 million Term Loan A and a $1,025.0 million Term Loan B, and a $500.0 million revolving credit facility, with a sublimit for letters of credit of $100.0 million. The outstanding obligations under the Credit Agreement, as amended, are secured by a security interest in substantially all of the assets of the Company, subject to certain exceptions set forth in the Credit Agreement, as amended, and related documentation.
The Credit Agreement, as amended, requires quarterly principal payments of 1.25% of the stated principal amount of Term Loan A, with annual incremental increases to 1.875%, 2.50%, 3.125%, and 13.0%, prior to Term Loan A's maturity date of December 31, 2017, and 0.25% of the stated principal amount of Term Loan B, with the remaining balance payable on Term Loan B's maturity date of July 31, 2019. The revolving credit facility matures on December 31, 2017, at which time any outstanding principal balance is due in full. As of September 30, 2013 and March 31, 2013, there were no amounts outstanding on the revolving credit facility.

The interest rate on borrowings under Term Loan A is LIBOR plus a 2.50% spread. The spread ranges from 2.00% to 2.75% based on the Company's total leverage ratio. Subsequent to the First Amendment, the interest rate on borrowings under Term Loan B is LIBOR plus a 3.0% spread with a 0.75% floor. The spread ranges from 2.00% to 3.00% based upon either an ABR or LIBOR borrowing. These new interest rates changed from LIBOR plus a 3.50% spread and a 1.00% floor, where the spread ranged from 2.50% to 3.50% based upon either an ABR or LIBOR borrowing. The revolving credit facility margin and commitment fee are subject to the leveraged based pricing grid, as set forth in the Credit Agreement, as amended.
The total outstanding debt balance is recorded in the accompanying condensed consolidated balance sheets, net of unamortized discount of $13.4 million and $11.6 million as of September 30, 2013 and March 31, 2013, respectively.
As of September 30, 2013 and March 31, 2013, the Company was in compliance with all of the debt covenants of the Credit Agreement, as amended.
On October 15, 2013, the Company's wholly-owned subsidiary Booz Allen Hamilton Inc. accessed $250.0 million of its $500.0 million revolving credit facility to safeguard against the possible consequences of a failure by Congress to increase the U.S. government's ability to incur indebtedness in excess of its current limit. On October 18, 2013, following the increase of the debt limit by Congress, the Company repaid the $250 million borrowed from the revolving credit facility.
8. INCOME TAXES
The Company’s effective income tax rate was 40.4% and 40.0% for the three months ended September 30, 2013 and 2012, respectively, and 40.4% and 39.9% for the six months ended September 30, 2013 and 2012, respectively. The three and six months effective tax rate of 40.4% differs from the statutory rate of 35.0% due to state income taxes, changes in uncertain tax positions, and the effect of permanent rate differences, which primarily relate to meals and entertainment.

9. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	September 30, 2013	March 31, 2013
Income tax reserve	$57,591	$57,018
Deferred rent	31,558	40,548
Deferred compensation	28,231	26,443
Stock-based compensation	22,270	50,625
Deferred payment obligation	60,968	61,473
Postretirement benefit obligations	86,163	83,761
Other	6,200	6,610
Total other long-term liabilities	$292,981	$326,478

10. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan

The Company sponsors the Employees’ Capital Accumulation Plan, or ECAP, which is a qualified defined contribution plan that covers eligible U.S. and international employees. ECAP provides for distributions, subject to certain vesting provisions, to participants by reason of retirement, death, disability, or termination of employment. Total expense recognized under ECAP was $40.7 million and $59.3 million for the three months ended September 30, 2013 and 2012, respectively, and $82.3 million and $118.8 million for the six months ended September 30, 2013 and 2012, respectively. The Company-paid contributions were $21.2 million and $30.0 million for the three months ended September 30, 2013 and 2012, respectively, and $64.4 million and $71.3 million for the six months ended September 30, 2013 and 2012, respectively.
Defined Benefit Plan and Other Postretirement Benefit Plans
The Company maintains and administers a postretirement medical plan and a defined benefit retirement plan for current, retired, and resigned officers.
The components of net postretirement medical expense for the Officer Medical Plan were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Service cost	$1,186	$973	$2,372	$1,946
Interest cost	159	787	1,083	1,573
Net actuarial loss	651	384	1,364	768
Total postretirement medical expense	$1,996	$2,144	$4,819	$4,287
As of September 30, 2013 and March 31, 2013, the unfunded status of the postretirement medical plan was $81.3 million and $78.7 million, respectively, which is included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

11. ACCUMULATED OTHER COMPREHENSIVE LOSS

All amounts recorded in other comprehensive loss are related to the Company's pension plan. The following table represents a rollforward of amounts recognized in accumulated other comprehensive loss, net of tax:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Beginning of year	$(13,363)	$(8,616)	$(13,787)	$(8,715)
Other comprehensive income (loss) before reclassifications	747	—	747	(282)
Amounts reclassified from accumulated other comprehensive loss	362	381	786	762
Net current-period other comprehensive income	1,109	381	1,533	480
End of year	$(12,254)	$(8,235)	$(12,254)	$(8,235)

The following table presents the reclassifications out of accumulated other comprehensive loss to net income:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Amortization of net actuarial loss included in net periodic benefit cost (See Note 10)
Total before tax	$(651)	$(381)	$(1,364)	$(762)
Tax benefit	289	—	578	—
Net of tax	$(362)	$(381)	$(786)	$(762)

12. STOCKHOLDERS’ EQUITY
Common Stock
The common stock shares activity consisted of the following:

	Class A Common Stock	Class B Non-Voting Common Stock	Class C Restricted Common Stock	Class E Special Voting Common Stock	Treasury Stock
Balance at March 31, 2012	128,726,324	2,487,125	1,533,020	10,140,067	333,775
Issuance of common stock	1,182,004	0	0	0	0
Stock options exercised	5,204,890	0	0	(2,661,545)	0
Share exchange	1,344,226	(1,035,525)	(308,701)	0	0
Repurchase of common stock (1)	0	0	0	0	72,068
Balance at March 31, 2013	136,457,444	1,451,600	1,224,319	7,478,522	405,843
Issuance of common stock	916,692	0	0	0	0
Stock options exercised	4,697,165	0	0	(3,053,708)	0
Share exchange	748,173	(493,130)	(255,043)	0	0
Repurchase of common stock (2)	0	0	0	0	164,442
Balance at September 30, 2013	142,819,474	958,470	969,276	4,424,814	570,285

(1)	Reflects shares repurchased on July 2, 2012 to cover for the withholding taxes on restricted stock awards that vested on June 30, 2012.

(2)
Reflects shares repurchased on June 30, 2013 to cover for the withholding taxes on restricted stock awards that vested on June 30, 2013 and shares repurchased on multiple dates for the withholding taxes on accelerated restricted stock vesting for departing officers.

For the quarterly offering period that closed on September 30, 2013, 68,393 Class A Common Stock shares were purchased by employees under the Company's Employee Stock Purchase Plan, or ESPP. As of the program's inception, 1,164,735 shares have been purchased by employees.

13. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense recognized in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Cost of revenue	$1,183	$2,168	$2,660	$4,095
General and administrative expenses	3,012	5,437	6,681	10,272
Total	$4,195	$7,605	$9,341	$14,367

The following table summarizes the total stock-based compensation expense recognized in the condensed consolidated statements of operations by the following types of equity awards:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Class C Restricted Stock	$—	$59	$59	$192
Rollover Options	—	578	578	1,815
Equity Incentive Plan	849	4,453	2,951	8,545
Class A Restricted Common Stock	3,346	2,515	5,753	3,815
Total	$4,195	$7,605	$9,341	$14,367

As of September 30, 2013, there was $25.6 million of total unrecognized compensation cost related to unvested stock-based compensation agreements. The unrecognized compensation cost as of September 30, 2013 is expected to be amortized over 4.75 years. Absent the effect of accelerating stock compensation cost for any departures of employees who may continue to vest in their equity awards, the following table summarizes the unrecognized compensation cost and the weighted average period the cost is expected to be amortized.

	September 30, 2013
	Unrecognized Compensation Cost	Weighted Average Remaining Period to be Recognized
Equity Incentive Plan	$11,008	3.38
Class A Restricted Common Stock	14,574	2.44
Total	$25,582
Amended and Restated Equity Incentive Plan
On August 1, 2013 10,000 options were granted under the Amended and Restated Equity Incentive Plan, or EIP. The estimated fair value of our Class A Common Stock on August 1, 2013 at the time of the option grant, was $20.85.
As of September 30, 2013, there were 7,632,703 EIP options outstanding, of which 3,437,960 were unvested.
Grants of Class A Restricted Common Stock
On July 1, 2013, the Board of Directors granted 744,926 shares of Class A Restricted Stock in conjunction with the Annual Incentive Plan adopted on October 1, 2010. The amount of the annual incentive payment was determined based on performance targets established by the Compensation Committee and a portion of the bonus was paid in the form of Class A Restricted Stock. Equity awards will vest based on the passage of time, subject to the officer’s continued employment by the Company. The portion to be paid in the form of equity will be recognized in the accompanying consolidated statements of operations based on grant date fair value over the vesting period of 3 years and the aggregate value was estimated at $13.1 million based on the stock price of $17.57 on the grant date. On August 21, 2013, the Board of Directors granted 25,705 shares of Class A Restricted Stock to certain members of the Board of Directors.
As permitted under the terms of the EIP, the Compensation Committee as Administrator of the Plan, authorized on June 3, 2011 the withholding of taxes not to exceed the minimum statutory withholding amount, through the surrender of shares of Class A Common Stock issuable upon the vesting or accelerated vesting of Class A Restricted Common Stock. For those holders who elected to participate, the trade dates were July 15, 2013, July 31, 2013 and September 13, 2013 for the vesting or accelerated vesting of the Class A Restricted Common Stock. As a result of these transactions the Company repurchased 3,959 shares at $18.40 and 5,844 shares at $21.38 and 7,309 shares at $19.19 and recorded them as treasury shares at a cost of $338,000.
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
As of September 30, 2013 and March 31, 2013, the Company calculated a total recorded and unrecorded stock-based compensation liability of $57.9 million and $106.4 million, respectively, related to the special dividends paid in July 2009, December 2009, June 2012, and August 2012. The total recorded stock-based compensation liability as of September 30, 2013 and March 31, 2013 is as follows:

	September 30, 2013			March 31, 2013
	EIP Options	Rollover Options	Total	EIP Options	Rollover Options	Total
Current portion of liability[1]	$1,246	$31,094	$32,340	$14,429	$34,039	$48,468
Long-term portion of liability[2]	—	22,270	22,270	—	50,625	50,625
	$1,246	$53,364	$54,610	$14,429	$84,664	$99,093
1 Included in accrued compensation and benefits (Note 6).
2 Included in other long-term liabilities.

As of September 30, 2013, $3.3 million related to EIP Options will be recorded as liabilities as the related compensation expense is recognized over the next 3.75 years. There is no unrecorded liability related to Rollover Options as of September 30, 2013. As of March 31, 2013, there were unrecognized liabilities of $2.8 million and $4.5 million related to Rollover Options and EIP Options, respectively.

14. FINANCIAL INSTRUMENTS
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
A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The following tables set forth by level represent the fair value of the Company's cash and cash equivalents as of September 30, 2013.

	Fair Value of Cash and Cash Equivalents as of September 30, 2013
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$93,228	—	—	$93,228
Money market funds (a)	—	$333,995	—	$333,995
Total cash and cash equivalents	$93,228	$333,995	—	$427,223

(a)  Level two cash and cash equivalents are invested in money market funds that are intended to maintain a stable net asset value of $1.00 per share by investing in liquid, high quality U.S. dollar-denominated money market instruments.
The fair value of the Company's trade accounts receivable and accounts payable approximates its carrying value at September 30, 2013 and March 31, 2013 because of the short-term nature of these instruments. The fair value of the Company's debt instruments approximates its carrying value at September 30, 2013 and March 31, 2013. The fair value of debt is determined based on interest rates available for debt with terms and maturities similar to the Company's existing debt arrangements (Level 2 inputs).

15. RELATED-PARTY TRANSACTIONS
The Company is an affiliate of Carlyle, and from time to time, and in the ordinary course of business: (1) other Carlyle portfolio companies engage the Company as a subcontractor or service provider, and (2) the Company engages other Carlyle portfolio companies as subcontractors or service providers. Revenue and cost associated with these related parties for the three months ended September 30, 2013 were $71,000 and $58,000, respectively, and $167,000 and $140,000 for the six months ended September 30, 2013, respectively. Revenue and cost associated with these related parties for the three months ended September 30, 2012 were $195,000 and $185,000, respectively, and $345,000 and $329,000 for the six months ended September 30, 2012, respectively.
On July 31, 2008, the Company entered into a management agreement, or Management Agreement, with TC Group V US, L.L.C., or TC Group, a company affiliated with Carlyle. In accordance with the Management Agreement, TC Group provides the Company with advisory, consulting, and other services and the Company pays TC Group an aggregate annual fee of $1.0 million, plus expenses. For the three months ended September 30, 2013 and 2012, the Company incurred $250,000 in advisory fees. For the six months ended September 30, 2013 and 2012, the Company incurred $500,000 in advisory fees.
16. COMMITMENTS AND CONTINGENCIES
Leases
As a result of the July 2008 acquisition, as described in the Company’s Annual Report, the Company assigned a total of nine leases to Booz & Co. The facilities are located in New York, New York; Troy, Michigan; Florham Park, New Jersey; Parsippany, New Jersey; Houston, Texas; Chicago, Illinois; Cleveland, Ohio; Dallas, Texas; and London, England. Except for the Florham Park, Parsippany, Troy, Houston, Cleveland and Dallas leases, which expired, the Company remains liable under the terms of the original leases should Booz & Co. default on its obligations. There were no events of default under these leases as of September 30, 2013 or March 31, 2013. The maximum potential amount of undiscounted future payments is $19.7 million, and the leases expire at different dates between April 2014 and March 2017. Based on the Company’s assessment of the likelihood of future payment, no amounts have been recorded related to the Company’s contingent liability on such leases.
Government Contracting Matters
For the three and six months ended September 30, 2013 approximately 98% of the Company’s revenue was generated from contracts with U.S. government agencies or other U.S. government contractors, and approximately 99% for the three and six months ended September 30, 2012. Contracts with the U.S. government are subject to extensive legal and regulatory requirements and, from time to time and in the ordinary course of business, agencies of the U.S. government investigate whether the Company’s operations are conducted in accordance with these requirements and the terms of the relevant contracts by using investigative techniques such as subpoenas or civil investigative demands. U.S. government investigations of the Company, whether related to the Company’s U.S. government contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayments, fines, or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting. Management believes it has adequately reserved for any losses that may be experienced from any investigation of which it is aware. The Defense Contract Management Agency Administrative Contracting Officer has negotiated annual final indirect cost rates through fiscal year 2007. Audits of subsequent years may result in cost reductions and/or penalties. Management believes it has adequately reserved for any losses that may be experienced from any such reductions and/or penalties. As of September 30, 2013 and March 31, 2013, the Company has recorded a liability of approximately $180.4 million and $156.2 million, respectively, for its current best estimate of amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs incurred subsequent to fiscal year 2007.
Litigation
The Company is involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts that currently range up to $40 million or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, management does not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on the Company’s financial condition and results of operations. As of September 30, 2013, there are no material amounts accrued in the condensed consolidated financial statements related to these proceedings.
Six former officers and stockholders who had departed the firm prior to July 31, 2008, the date on which we became majority owned by The Carlyle Group and certain of its affiliated investment funds, as described in the Company’s Annual Report, or the Acquisition, have filed a total of nine suits in various jurisdictions, with original filing dates ranging from July 3, 2008 through December 15, 2009 (three of which were amended on July 2, 2010 and then further amended into one consolidated complaint on September 7, 2010) against the Company and certain of the Company’s current and former directors and officers. Each of the suits arises out of the Acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the Acquisition. Some of the suits also allege that the Acquisition price paid to stockholders was insufficient. The various suits assert claims for breach of contract, tortious interference with contract, breach of fiduciary duty, civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations, violations of the Employee Retirement Income Security Act, and/or securities and common law fraud. Two of these suits have been dismissed with all appeals exhausted. Five of the remaining suits are pending in the United States District Court for the Southern District of New York, the sixth is pending in New York state court and the seventh is pending in the United States District Court for the Southern District of California. As of September 30, 2013 and March 31, 2013, the aggregate alleged damages sought in the seven remaining suits was approximately $348.7 million ($291.5 million of which is sought to be trebled pursuant to RICO) plus punitive damages, costs, and fees. Although the outcome of any of these cases is inherently uncertain and may be materially adverse, based on current information, management does not expect them to have a material adverse effect on our financial condition and results of operations.

17. SUBSEQUENT EVENTS

On October 29, 2013, our Board of Directors authorized and declared a special cash dividend of $1.00 per share to be paid on November 29, 2013 to shareholders of record on November 11, 2013. The Board of Directors, acting as the Administrator of the Officers' Rollover Stock Plan and the Amended and Restated Equity Incentive Plan, made a determination to adjust the outstanding Rollover and EIP options for the special dividend to prevent the dilution of the options.  The adjustment is in the form of a $1.00 dividend equivalent. Holders of the Rollover Options will receive a cash payment equal to the amount of the special dividend on the exercise of the option during the options' mandatory exercise period. Holders of EIP options will receive a cash payment equal to the amount of the special dividend payable on November 29, 2013 or the vesting of the EIP option, whichever is later.

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
Overview
We are a leading provider of management and technology consulting services to the U.S. government in the defense, intelligence, and civil markets. We are further developing the scope and scale of our engineering services capabilities that we provide to our U.S. government clients. Additionally, we provide our management and technology consulting services to major corporations, institutions, and not for profit organizations. As the needs of our clients have grown more complex, we have expanded beyond our management consulting foundation to develop deep expertise in technology, engineering, and analytics. Leveraging our 99-year consulting heritage and a talent base of approximately 23,200 people, we deploy our deep domain knowledge, functional expertise, and experience to help our clients achieve their objectives. Today, we serve substantially all of the cabinet-level departments of the U.S. government. Our major clients include the Department of Defense, all branches of the U.S. military, the U.S. Intelligence Community, and civil agencies such as the Department of Homeland Security, the Department of Energy, the Department of Health and Human Services, the Department of the Treasury, and the General Services Administration. We support these clients in addressing complex and pressing challenges such as combating global terrorism, improving cyber capabilities, transforming the healthcare system, improving efficiency and managing change within the government, and protecting the environment. In the commercial sector, we serve U.S. clients primarily in the financial services, healthcare, and energy markets, and international clients, primarily in the Middle East.
We have a collaborative culture, supported by our operating model, which helps our professionals identify and respond to emerging trends across the markets we serve and deliver enduring results for our clients.
Financial and Other Highlights
Revenue decreased 0.7% from the three months ended September 30, 2012 to the three months ended September 30, 2013 and decreased 0.5% from the six months ended September 30, 2012 to the six months ended September 30, 2013. We continue to focus on effective management of our capacity and efficient management of our costs. Capacity management continued throughout the current period, and may influence future periods, particularly to the extent that the trends relating to fiscal uncertainty described below under "—Factors and Trends Affecting Our Results of Operations" persist.  Modestly lower demand in an uncertain federal budget environment has resulted in a modest reduction in billable hours. Lower billable hours combined with the need to manage costs and capacity has resulted in reductions in headcount. However, a continued high level of productivity of consulting staff, recovery of additional allowable expenses, and higher billable expenses minimized the impact on our revenue from headcount declines. In this environment, we continue to focus on the effective deployment of our consulting staff to minimize the amount of time our staff spend on non-revenue producing activities and increase the amount of time our staff spends on revenue producing activities, which has helped minimize the decline in revenue.  This reduction in unbillable time along with efficient use of our indirect costs, contributes to lower indirect costs, and most importantly a lower ratio of indirect costs to direct labor.  Reductions in indirect costs have a direct correlation to a reduction of revenue recognized on our large portfolio of cost-reimbursable contracts. Substantially all of our revenue and backlog continues to be derived from services and solutions provided to client organizations across the U.S. government, primarily by our consulting staff and, to a lesser extent, our subcontractors. The mix of revenue generated by our consulting staff and subcontractors affects our operating margin, as the portion of our operating income derived from fees we earn on services provided by our subcontractors is significantly less than the operating income derived from direct consulting staff labor. The decline in our revenue described above was partially offset by an increase in revenue during the three and six months ended September 30, 2013 of $68.2 million and $147.2 million, respectively, from our acquisition of ARINC’s Defense Systems Engineering and Support division that closed on November 30, 2012.

Operating income grew 33.0% to $135.7 million in the three months ended September 30, 2013 from $102.0 million in the three months ended September 30, 2012, which reflects a 240 basis point increase in operating margin to 9.8% from 7.4% in the comparable period. Operating income grew 26.6% to $274.3 million in the six months ended September 30, 2013 from $216.8 million in the six months ended September 30, 2012, which reflects a 210 basis point increase in operating margin to 9.8% from 7.7% in the comparable period.The improvement in operating margin was due to increased contract profitability due to disciplined cost management of indirect spending and recovery of additional allowable expenses, as described above, as well as decreases in salaries and salary related benefits, employer retirement plan contributions and incentive compensation costs primarily due to the net decline in our headcount and, to a lesser extent, changes in our executives' compensation and our employer retirement plan discretionary contributions. Our effective management of other indirect costs and lower ratio of indirect costs to direct labor produces higher margins on our time-and-material contracts and ultimately produces higher margins on our fixed-price contracts.
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

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands, except share and per share data)	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Adjusted Operating Income
Operating Income	$135,667	$102,029	$274,340	$216,765
Certain stock-based compensation expense (a)	—	1,465	1,094	3,858
Amortization of intangible assets (b)	2,112	3,126	4,225	6,259
Transaction expenses (c)	—	2,725	—	2,725
Adjusted Operating Income	$137,779	$109,345	$279,659	$229,607
EBITDA & Adjusted EBITDA
Net income	$67,813	$46,116	$138,126	$108,061
Income tax expense	45,985	30,759	93,687	71,821
Interest and other, net	21,869	25,154	42,527	36,883
Depreciation and amortization	18,102	17,613	36,432	36,116
EBITDA	153,769	119,642	310,772	252,881
Certain stock-based compensation expense (a)	—	1,465	1,094	3,858
Transaction expenses (c)	—	2,725	—	2,725
Adjusted EBITDA	$153,769	$123,832	$311,866	$259,464
Adjusted Net Income
Net income	$67,813	$46,116	$138,126	$108,061
Certain stock-based compensation expense (a)	—	1,465	1,094	3,858
Transaction expenses (c)	—	2,725	—	2,725
Amortization of intangible assets (b)	2,112	3,126	4,225	6,259
Amortization or write-off of debt issuance costs and write-off of original issue discount	1,705	8,628	3,355	9,826
Adjustments for tax effect (d)	(1,527)	(6,378)	(3,470)	(9,068)
Adjusted Net Income	$70,103	$55,682	$143,330	$121,661
Adjusted Diluted Earnings Per Share
Weighted-average number of diluted shares outstanding	148,505,826	144,249,162	147,257,574	143,648,477
Adjusted Net Income Per Diluted Share (e)	$0.47	$0.39	$0.97	$0.85
Free Cash Flow
Net cash provided by operating activities	$65,762	$315,705	$139,609	$389,748
Less: Purchases of property and equipment	(4,288)	(10,406)	(6,718)	(14,375)
Free Cash Flow	$61,474	$305,299	$132,891	$375,373

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

(e)
Excludes an adjustment of approximately $642,000 and $1.2 million of net earnings for the three and six months ended September 30, 2013, respectively, and excludes an adjustment of approximately $7.6 million and $8.9 million of net earnings for the three and six months ended September 30, 2012, respectively, associated with the application of the two-class method for computing diluted earnings per share.

Recent Developments
The following recent development occurred after September 30, 2013, which may cause our future results of operations to differ from our historical results of operations discussed under “— Results of Operations.”

On October 29, 2013, our Board of Directors authorized and declared a special cash dividend of $1.00 per share to be paid on November 29, 2013 to shareholders of record on November 11, 2013. The Board of Directors, acting as the Administrator of the Officers' Rollover Stock Plan and the Amended and Restated Equity Incentive Plan, or EIP, made a determination to adjust the outstanding Rollover and EIP options for the special dividend to prevent the dilution of the options.  The adjustment is in the form of a $1.00 dividend equivalent. Holders of the Rollover Options will receive a cash payment equal to the amount of the special dividend on the exercise of the option during the options' mandatory exercise period. Holders of EIP options will receive a cash payment equal to the amount of the special dividend payable on November 29, 2013 or the vesting of the EIP option, whichever is later.
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

•
cost cutting and efficiency initiatives, current and future budget reductions, continued implementation of Congressionally mandated automatic spending cuts, and other efforts to reduce U.S. government spending, which could cause clients to reduce or delay funding for orders for services or invest appropriated funds on a less consistent or rapid basis or not at all, particularly when considering long-term initiatives and in light of the recently ended U.S. government shutdown and uncertainty around Congressional efforts to craft a long-term agreement on the U.S. government's budget and ability to incur indebtedness in excess of its current limits and generally in the current political environment, not issue task orders in sufficient volume to reach current contract ceilings, alter historical patterns of contract awards, including the typical increase in the award of task orders or completion of other contract actions by the U.S. government in the period before the end of the U.S. government's fiscal year on September 30, delay requests for new proposals and contract awards, rely on short-term extensions and funding of current contracts, or reduce staffing levels and hours of operation;

•
current and continued uncertainty around the timing, extent, nature and effect of Congressional and other U.S. government action to address budgetary constraints, the effects of the recently ended U.S. government shutdown, the outcome of Congressional efforts to craft a long-term agreement on the U.S. government’s budget and ability to incur indebtedness in excess of its current limits prior to January 15, 2014 and February 7, 2014, the dates on which legislation relating to the U.S. government’s budget and debt limit, respectively, expires and the U.S. deficit, including, the required reductions under the Budget Control Act of 2011 (as amended by the American Taxpayer Relief Act of 2012), which provides for automatic spending cuts totaling approximately $1.2 trillion between 2013 and 2021;

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

•	the implementation by U.S. government agencies of approximately $109 billion in mandated 2014 sequestration spending cuts, including an estimated $52 billion in cuts to the Department of Defense;

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

•	increased competition from other government contractors and market entrants seeking to take advantage of certain of the trends identified above;

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

Sources of Revenue
Substantially all of our revenue is derived from services provided under contracts and task orders with the U.S. government, primarily by our consulting staff and, to a lesser extent, our subcontractors. Funding for our contracts and task orders is generally linked to trends in budgets and spending across various U.S. government agencies and departments. We provide services under a large portfolio of contracts and contract vehicles to a broad client base, and we believe that our diversified contract and client base lessens potential volatility in our business; however, a reduction in the amount of services that we are contracted to provide to the U.S. government or any of our significant U.S. government clients could have a material adverse effect on our business and results of operations. In particular, the Department of Defense is one of our significant clients, and the Budget Control Act of 2011 (as amended by the American Taxpayer Relief Act of 2012), which provides for automatic spending cuts totaling approximately $1.2 trillion between 2013 and 2021, requires an estimated $500 billion in federal defense spending cuts over this time period. Under the Budget Control Act, as amended, approximately $109 billion in spending cuts are mandated for fiscal 2014, and the Department of Defense has estimated that its share of these cuts at $52 billion.  Legislation passed on October 16, 2013, which provides short-term funding for federal government agencies through January 15, 2014, maintains spending levels previously established for the U.S. government’s fiscal year ended September 30, 2013 which levels reflect the impact of previously mandated sequestration cuts of approximately $85 billion, including approximately $37 billion in cuts to the Department of Defense. A reduction in the amount of services that we are contracted to provide to the Department of Defense could have a material adverse effect on our business and results of operations, and given the uncertainty of when and how these automatic reductions may be applied, we are unable to predict the nature or magnitude of the potential adverse effect.
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
The table below presents the percentage of total revenue for each type of contract:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Cost-reimbursable (1)	55%	57%	55%	57%
Time-and-materials	29%	29%	30%	29%
Fixed-price (2)	16%	14%	15%	14%

(1)	Includes both cost-plus-fixed-fee and cost-plus-award-fee contracts.

(2)	Includes fixed-price level of effort contracts.

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
Our People
Revenue from our contracts is derived from services delivered by consulting staff and, to a lesser extent, from our subcontractors. Our ability to hire, retain, and deploy talent with skills appropriately aligned with client needs is critical to our ability to grow our revenue. We continuously evaluate whether our talent base is properly sized and appropriately compensated, and contains an optimal mix of skills to be cost competitive and meet the rapidly evolving needs of our clients.We seek to achieve that result through recruitment and management of capacity and compensation. As of September 30, 2013 and 2012, we employed approximately 23,200 and 24,000 people, respectively, of which approximately 21,000 and 21,600, respectively, were consulting staff.
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
The following table summarizes the value of our contract backlog at the respective dates presented:

	As of September 30,
	2013	2012
	(In millions)
Backlog:
Funded	$3,220	$3,516
Unfunded (1)	2,758	2,785
Priced options	5,673	6,147
Total backlog	$11,651	$12,448

(1)
Reflects a reduction by management to the revenue value of orders for services under two existing single award ID/IQ contracts the Company has had for several years, based on an established pattern of funding under these contracts by the U.S. government.

During the three months ended September 30, 2013 the Company identified certain errors in the compilation of the Unfunded and Priced Options backlog for Booz Allen Hamilton Engineering Services, LLC, or BES. The following table summarizes the revised backlog of the Company, including the correction of the backlog of BES, since the quarter of the Company's acquisition of BES effective November 30, 2012:

	As of December 31, 2012		As of March 31, 2013		As of June 30, 2013
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
	(In millions)
Backlog:
Funded	$3,152	$3,152	$2,509	$2,509	$2,192	$2,192
Unfunded	3,614	3,367	3,056	2,799	2,942	2,584
Priced options	6,156	6,157	6,265	6,227	6,138	6,080
Total backlog	$12,922	$12,676	$11,830	$11,535	$11,272	$10,856
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

We view growth in total backlog and consulting staff headcount as the two key measures of our potential business growth. Growing and deploying consulting staff is the primary means by which we are able to recognize profitable revenue growth. To the extent that we are able to hire additional consulting staff and deploy them against funded backlog, we generally recognize increased revenue. Total backlog, including backlog from BES of $826 million, decreased by 6.4% from September 30, 2012 to September 30, 2013. Funded backlog of $3.2 billion, including funded backlog from BES of $288 million, decreased by 8.4% from September 30, 2012 to September 30, 2013. Additions to funded backlog during the twelve months ended September 30, 2013, including backlog from BES, totaled $5.4 billion in comparison to $5.9 billion for the comparable period, with the decrease due to challenging and uncertain market conditions which is contributing to a lower conversion of unfunded backlog to funded backlog, the reduced award of new contracts and task orders under which funding was appropriated, and the decline in exercise and subsequent funding of priced options. We report internally on our backlog on a monthly basis and review backlog upon occurrence of certain events to determine if any adjustments are necessary.

We cannot predict with any certainty the portion of our backlog that we expect to recognize as revenue in any future period and we cannot guarantee that we will recognize any revenue from our backlog. The primary risks that could affect our ability to recognize such revenue on a timely basis or at all are: program schedule changes, contract modifications, and our ability to assimilate and deploy new consulting staff against funded backlog; cost cutting initiatives and other efforts to reduce U.S. government spending, which could reduce or delay funding for orders for services; and delayed funding of our contracts due to delays in the completion of the U.S. government's budgeting process and the use of continuing resolutions by the U.S. government to fund its operations. Funded backlog includes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the funded backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a pre-determined expiration date such as the end of the U.S. government's fiscal year. The revenue value of orders included in funded backlog that has not been recognized as revenue due to period of performance expirations has not exceeded approximately 5.8% of funded backlog as of the end of any of the eight fiscal quarters preceding the fiscal quarter ended September 30, 2013. In our recent experience, none of the following additional risks have had a material negative effect on our ability to realize revenue from our funded backlog: the unilateral right of the U.S. government to cancel multi-year contracts and related orders or to terminate existing contracts for convenience or default; in the case of unfunded backlog, the potential that funding will not be made available; and, in the case of priced options, the risk that our clients will not exercise their options.
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

Results of Operations
The following table sets forth items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Percent	Six Months Ended September 30,		Percent
	2013	2012	Change	2013	2012	Change
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
	(In thousands)			(In thousands)
Revenue	$1,378,020	$1,387,650	(0.7)%	$2,805,711	$2,820,074	(0.5)%
Operating costs and expenses:
Cost of revenue	685,138	702,066	(2.4)%	1,386,610	1,429,436	(3.0)%
Billable expenses	365,632	353,444	3.4%	763,520	731,904	4.3%
General and administrative expenses	173,481	212,498	(18.4)%	344,809	405,853	(15.0)%
Depreciation and amortization	18,102	17,613	2.8%	36,432	36,116	0.9%
Total operating costs and expenses	1,242,353	1,285,621	(3.4)%	2,531,371	2,603,309	(2.8)%
Operating income	135,667	102,029	33.0%	274,340	216,765	26.6%
Interest expense	(20,175)	(17,811)	13.3%	(40,887)	(29,057)	40.7%
Other, net	(1,694)	(7,343)	(76.9)%	(1,640)	(7,826)	(79.0)%
Income before income taxes	113,798	76,875	48.0%	231,813	179,882	28.9%
Income tax expense	45,985	30,759	49.5%	93,687	71,821	30.4%
Net income	$67,813	$46,116	47.0%	$138,126	$108,061	27.8%

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
Revenue
Revenue decreased to $1,378.0 million from $1,387.7 million, or a 0.7% decrease. The decrease was primarily driven by a reduction in billable hours due to modestly lower demand in an uncertain federal budget environment. Lower billable hours combined with capacity and cost management efforts has resulted in reductions in headcount. However, a continued high level of productivity of consulting staff, recovery of additional allowable expenses, and higher billable expenses minimized the impact on our revenue from headcount declines. We also had a lower rate of indirect expenses period over period which has a direct correlation to the reduction of revenue on our large portfolio of cost reimbursable contracts. The decrease in revenue was partially offset by an increase in revenue of $68.2 million from the Company's acquisition of BES. Conversions to funded backlog during the twelve months ended September 30, 2013 totaled $5.4 billion in comparison to $5.9 billion for the twelve months ended September 30, 2012, with the decrease due to challenging and uncertain market conditions which is contributing to a lower conversion of unfunded backlog to funded backlog, the reduced award of new contracts and task orders under which funding was appropriated, and the decline in exercise and subsequent funding of priced options.
Cost of Revenue
Cost of revenue decreased to $685.1 million from $702.1 million, or a 2.4% decrease. This decrease was primarily due to a decrease in employer retirement plan contributions of $13.4 million and a decrease in salaries and salary-related benefits of $4.9 million. The decrease in employer retirement plan contributions was due to a decrease in the Company's expected discretionary employer contribution for fiscal 2014 as well as the reduced headcount in senior direct consulting staff. The decrease in salaries and salary-related benefits was primarily due to reduced headcount noted above. Cost of revenue as a percentage of revenue was 49.7% and 50.6% in the three months ended September 30, 2013 and 2012, respectively.
Billable Expenses
Billable expenses increased to $365.6 million from $353.4 million, or a 3.4% increase. The overall increase was primarily due to increases in subcontractor-related expenses of $21.3 million and increases in travel and materials expenses of $6.0 million. The increase was partially offset by decreases in other billable expenses of $15.1 million incurred to perform on contracts. While direct subcontractor related expenses increased period over period, billable expenses excluding BES decreased due to the Company's continued management of subcontractor costs. This decrease was more than offset by additional billable expenses from BES due to BES' large percentage of work from subcontractors. Billable expenses as a percentage of revenue were 26.5% and 25.5% in the three months ended September 30, 2013 and 2012, respectively.

General and Administrative Expenses
General and administrative expenses decreased to $173.5 million from $212.5 million, or an 18.4% decrease. This decrease was due to decreases in salaries and salary-related benefits of $17.0 million and a decrease of $3.6 million in employer retirement plan contributions. The decrease in salaries and salary-related expenses was primarily driven by the net reduction in our headcount. The decrease in employer retirement plan contributions was due to a decrease in the Company's expected discretionary employer contribution percentage for fiscal 2014 as well as the reduced headcount noted above. The remaining decrease was due to decreases in business-related transaction expenses, such as expenses incurred in the three months ended September 30, 2012 associated with the Company's acquisition of BES that closed November 2012, and decreases in professional fees and other expenses due to the Company's continued focus on cost management. General and administrative expenses as a percentage of revenue were 12.6% and 15.3% for the three months ended September 30, 2013 and 2012, respectively.
Depreciation and Amortization
Depreciation and amortization increased to $18.1 million from $17.6 million, or a 2.8% increase. This increase was primarily due to increased amortization of intangible assets driven by the Company's acquisition of BES.
Interest Expense
Interest expense increased to $20.2 million from $17.8 million, or an 13.3% increase, primarily due to additional principal incurred in connection with the Recapitalization Transaction consummated on July 31, 2012.
Income Tax Expense
Income tax expense increased to $46.0 million from $30.8 million, or a 49.5% increase, due to an increase in pre-tax net income.

Six Months Ended September 30, 2013 Compared to Six Months Ended September 30, 2012
Revenue
Revenue decreased to $2,805.7 million from $2,820.1 million, or a 0.5% decrease. The decrease was primarily driven by a reduction in billable hours due to modestly lower demand in an uncertain federal budget environment. Lower billable hours combined with capacity and cost management efforts has resulted in reductions in headcount. However, a continued high level of productivity of consulting staff, recovery of additional allowable expenses, and higher billable expenses minimized the impact on our revenue from headcount declines. We also had a lower rate of indirect expenses period over period which has a direct correlation to the reduction of revenue on our large portfolio of cost reimbursable contracts. The decrease in revenue was partially offset by an increase in revenue of $147.2 million from the Company's acquisition of BES. Conversions to funded backlog during the twelve months ended September 30, 2013 totaled $5.4 billion in comparison to $5.9 billion for the twelve months ended September 30, 2012, with the decrease due to challenging and uncertain market conditions which contributed to a lower conversion of unfunded backlog to funded backlog, the reduced award of new contracts and task orders under which funding was appropriated, and the decline in exercise and subsequent funding of priced options.
Cost of Revenue
Cost of revenue decreased to $1,386.6 million from $1,429.4 million, or a 3.0% decrease. This decrease was primarily due to a decrease in employer retirement plan contributions of $27.1 million, a decrease in salaries and salary-related benefits of $19.1 million, and a decrease in stock based compensation costs of $2.0 million. The decrease was partially offset by increases in other direct consulting staff expenses of $5.9 million. The decrease in employer retirement plan contributions was due to a decrease in the Company's expected discretionary employer contribution for fiscal 2014 as well as the reduced headcount in senior direct consulting staff. The decrease in salaries and salary-related benefits was primarily due to reduced headcount noted above. Cost of revenue as a percentage of revenue was 49.4% and 50.7% in the six months ended September 30, 2013 and 2012, respectively.
Billable Expenses
Billable expenses increased to $763.5 million from $731.9 million, or a 4.3% increase. The overall increase was primarily due to increases in subcontractor-related expenses of $33.3 million and increases in travel and materials expenses of $8.4 million. The increase was partially offset by decreases in other billable expenses of $10.1 million incurred to perform on contracts. While direct subcontractor related expenses increased period over period, billable expenses excluding BES decreased due to the

Company's continued management of subcontractor costs. This decrease was more than offset by additional billable expenses from BES due to BES' large percentage of work from subcontractors. Billable expenses as a percentage of revenue were 27.2% and 26.0% in the six months ended September 30, 2013 and 2012, respectively.

General and Administrative Expenses
General and administrative expenses decreased to $344.8 million from $405.9 million, or a 15.0% decrease. This decrease was primarily due to a decrease in salaries and salary-related benefits of $32.3 million and a decrease of $7.8 million in employer retirement plan contributions. The decrease in salaries and salary-related expenses was primarily driven by the net reduction in our headcount. The decrease in employer retirement plan contributions was due to a decrease in the Company's expected discretionary employer contribution percentage for fiscal 2014 as well as the reduced headcount noted above. The remaining decrease was due to decreases in business-related transaction expenses, such as expenses incurred in the six months ended September 30, 2012 associated with the Company's July 2012 debt recapitalization and acquisitions that occurred during fiscal 2013 and decreases in professional fees and other expenses due to the Company's continued focus on cost management. General and administrative expenses as a percentage of revenue were 12.3% and 14.4% for the six months ended September 30, 2013 and 2012, respectively.
Depreciation and Amortization
Depreciation and amortization increased to $36.4 million from $36.1 million, or a 0.9% increase. This increase was primarily due to increased amortization of intangible assets driven by the Company's acquisition of BES.
Interest Expense
Interest expense increased to $40.9 million from $29.1 million, or an 40.7% increase, primarily due to additional principal incurred in connection with the Recapitalization Transaction consummated on July 31, 2012.
Income Tax Expense
Income tax expense increased to $93.7 million from $71.8 million or a 30.4% increase due to an increase in pre-tax net income.

Liquidity and Capital Resources
We have historically been able to generate sufficient cash to fund our operations, debt payments, capital expenditures, and discretionary funding needs. We had $427.2 million and $350.4 million in cash and cash equivalents as of September 30, 2013 and March 31, 2013, respectively, and our debt totaled $1,690.1 million and $1,715.2 million as of September 30, 2013 and March 31, 2013, respectively. However, due to fluctuations in cash flows and delays in the U.S. government's budgetary process, it may be necessary from time to time in the future to borrow under our senior secured loan facilities to meet cash demands. We anticipate that cash provided by operating activities, existing cash and cash equivalents, and borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash requirements for the next twelve months, which primarily include:

•	operating expenses, including salaries;

•	working capital requirements to fund the growth of our business;

•	capital expenditures which primarily relate to the purchase of computers, business systems, furniture and leasehold improvements to support our operations;

•	debt service requirements for borrowings under our senior secured loan facilities; and

•	cash taxes to be paid.

On August 16, 2013, the Company consummated a repricing of its outstanding Term Loan B indebtedness by entering into the First Amendment to its senior secured credit agreement, dated as of July 31, 2012, or Credit Agreement. With no increase in borrowing, the amendment reduced the interest rate applicable to the Term Loan B tranche. The new interest rate for the outstanding indebtedness under Term Loan B tranche was reduced to LIBOR plus a 3.00% spread with a 0.75% floor from LIBOR plus a 3.50% spread and a 1.00% floor. The rates for Term Loan A loans outstanding under the Company's Credit Agreement, as amended, remain unchanged.

During the three and six months ended September 30, 2013, we declared recurring cash dividends totaling $14.3 million ($0.10 per share) and $28.2 million ($0.20 per share), respectively. During the three and six months ended September 30, 2012, we declared recurring cash dividends totaling $12.1 million ($0.09 per share) and $24.0 million ($0.18 per share), respectively. Additionally, during the three and six months ended September 30, 2012, we declared special dividends totaling $903.7 million ($6.50 per share) and $1,112.1 million ($8.00 per share), respectively.

The Board of Directors, as the Administrator of the Officers' Rollover Stock Plan and the Amended and Restated Equity Incentive Plan has discretion in how to effect the required adjustment to keep option holders whole in the event of a distribution of dividends that triggers certain anti-dilution clauses within the respective plans. In the event the Board of Directors elects to grant option holders a cash payment equal to the amount of the special dividend, the Company accrues a stock-based compensation liability as the respective option's stock compensation expense is recorded in the statement of operations. This obligation will be settled on the options' mandatory exercise date for Rollover Options and on the later of the date the dividend is paid or vesting for the EIP options. The stock-based compensation liability as of September 30, 2013 includes all special dividends declared through September 30, 2013. As of September 30, 2013 and March 31, 2013, the Company calculated a total recorded and unrecorded stock-based compensation liability of $57.9 million and $106.4 million, respectively, related to the special dividends paid in July 2009, December 2009, June 2012, and August 2012.
On October 29, 2013, we announced a regular quarterly cash dividend in the amount of $0.10 per share and a special cash dividend of $1.00 per share, each payable on November 29, 2013 to shareholders of record on November 11, 2013. The Board of Directors, acting as the Administrator of the Officers' Rollover Stock Plan and the EIP made a determination to adjust the outstanding Rollover and EIP options for the special dividend to prevent the dilution of the options.  The adjustment is in the form of a $1.00 dividend equivalent. Holders of the Rollover Options will receive a cash payment equal to the amount of the special dividend on the exercise of the option during the options' mandatory exercise period. Holders of EIP options will receive a cash payment equal to the amount of the special dividend payable on November 29, 2013 or the vesting of the EIP option, whichever is later.
From time to time we evaluate alternative uses for excess cash resources including debt prepayments, payment of recurring and special dividends, funding acquisitions or share repurchases up to the Board of Directors current approved amount of $30.0 million, of which no shares have been repurchased as of September 30, 2013. Any determination to pursue one or more of the above alternative uses for excess cash is subject to the discretion of our Board of Directors, and will depend upon various factors, including our results of operations, financial condition, liquidity requirements, restrictions that may be imposed by applicable law, our contracts, and our senior secured credit agreement, as amended, and other factors deemed relevant by our Board of Directors.
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
Accounts receivable is the principal component of our working capital and is generally driven by revenue growth with other short-term fluctuations related to the payment practices of our clients. Our accounts receivable reflect amounts billed to our clients as of each balance sheet date. Our clients generally pay our invoices within 30 days of the invoice date. At any month-end, we also include in accounts receivable the revenue that was recognized in the preceding month, which is generally billed early in the following month. Finally, we include in accounts receivable amounts related to revenue accrued in excess of amounts billed, primarily on our fixed-price and cost-plus-award-fee contracts. The total amount of our accounts receivable can vary significantly over time, but is generally sensitive to revenue levels. Total accounts receivable (billed and unbilled combined, net of allowance for doubtful accounts) days sales outstanding, which we calculate by dividing total accounts receivable by revenue per day during the relevant fiscal quarter, was 66 as of September 30, 2013 and 61 as of March 31, 2013.
The table below sets forth our net cash flows for the periods presented:

	Six Months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)
	(In thousands)
Net cash provided by operating activities	$139,609	$389,748
Net cash used in investing activities	(3,155)	(14,375)
Net cash used in financing activities	(59,615)	(370,762)
Total increase in cash and cash equivalents	$76,839	$4,611
Net Cash from Operating Activities
Net cash from operations is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from clients in a timely manner, and our ability to manage our vendor payments. Net cash provided by operations was $139.6 million in the six months ended September 30, 2013 compared to $389.7 million in the same prior year period, or a 64.2% decrease. The decrease in net cash provided by operations was primarily due to a return to a typical volume of cash collections during the U.S. government's fiscal year end, in contrast to the prior period which benefited from exceptionally strong cash collections, which resulted in an increase in DSO. Our lower cash collections were also due to less timely payments by our customers than in the comparable prior year period due in part to the government sequestration and staff furloughs, as the government agency payment offices didn't have full staff to process and approve payments.
Net Cash from Investing Activities
Net cash used in investing activities was $3.2 million in the six months ended September 30, 2013 compared to $14.4 million in the same prior year period, or a 78.1% decrease. The decrease in net cash used in investing activities was primarily due to decreased capital expenditures. In addition, the Company received a purchase price adjustment from a business acquisition, which offset the cash used in investing activities during the six months ended September 30, 2013.
Net Cash from Financing Activities
Net cash used in financing activities was $59.6 million in the six months ended September 30, 2013 compared to $370.8 million in the same prior year period, or an 83.9% decrease. The decrease in net cash used in financing activities for the six months ended September 30, 2012 was primarily due to special cash dividends paid, partially offset by the proceeds from the July 31, 2012 Recapitalization Transaction. There were no comparable special dividends paid or debt proceeds received in the six months ended September 30, 2013.
Indebtedness
Our debt totaled $1,690.1 million and $1,715.2 million as of September 30, 2013 and March 31, 2013, respectively. The interest rate in effect for Term Loan A was 2.68% and for Term Loan B was 3.75% as of September 30, 2013, and 2.70% for Term Loan A and 4.50% for Term Loan B as of March 31, 2013. As of September 30, 2013 and March 31, 2013, there were no amounts outstanding under our revolving credit facility of $500 million. As of September 30, 2013, the Company was in compliance with all of its financial covenants under its credit facilities.

On August 16, 2013, the Company consummated a repricing of its outstanding Term Loan B indebtedness by entering into the First Amendment to its Credit Agreement. With no increase in borrowing, the amendment reduced the interest rate applicable to Term Loan B. As of September 30, 2013, the Credit Agreement provided the Company with a $725.0 million Term Loan A and a $1,025.0 million Term Loan B, and a $500.0 million revolving credit facility with a $100.0 million sublimit for letters of credit.
Absent any prepayment accelerations of Debt Issuance Costs, or DIC, or the effect of changes in interest rates, the following table summarizes the estimated annual amortization expense of DIC using the effective interest rate method:

	DIC Amortization Expense
	Total	2014	2015	2016	2017	2018	Thereafter
	(in thousands)
Term Loan A	$9,815	$1,489	$2,855	$2,614	$2,182	$675	$—
Term Loan B	9,804	772	1,583	1,636	1,681	1,734	2,398
Revolver	9,415	1,103	2,213	2,219	2,213	1,667	—
Total	$29,034	$3,364	$6,651	$6,469	$6,076	$4,076	$2,398
The Credit Agreement, as amended, requires quarterly principal payments of 1.25% of the stated principal amount of Term Loan A, with annual incremental increases to 1.875%, 2.50%, 3.125%, and 13%, prior to Term Loan A's maturity date of December 31, 2017, and 0.25% of the stated principal amount of Term Loan B, with the remaining balance payable on Term Loan B's maturity date of July 31, 2019. The revolving credit facility matures on December 31, 2017, at which time any outstanding principal balance is due in full.

The interest rate on borrowings under Term Loan A is LIBOR plus a 2.50% spread. The spread ranges from 2.00% to 2.75% based on the Company's total leverage ratio. Subsequent to the First Amendment, the interest rate on borrowings under Term Loan B is LIBOR plus a 3.0% spread with a 0.75% floor. The spread ranges from 2.00% to 3.00% based upon either an ABR or LIBOR borrowing. These new interest rates changed from LIBOR plus a 3.5% spread and a 1.00% floor, where the spread ranged from 2.50% to 3.50% based upon either an ABR or LIBOR borrowing. The revolving credit facility margin and commitment fee are subject to the leveraged based pricing grid, as set forth in the Credit Agreement, as amended.

In connection with the First Amendment, the Company accelerated the amortization of ratable portions of the Debt
Issuance Costs, or DIC, and Original Issuance Discount, or OID, associated with the prior senior secured term loan facilities of $1.2 million. These amounts are reflected in other expense, net in the three and six months ended September 30, 2013. Furthermore, the Company expensed third party debt issuance costs of $1.6 million that did not qualify for deferral, which are reflected in general and administrative costs in the three and six months ended September 30, 2013.

The loans under the Credit Agreement, as amended, are secured by substantially all of our assets and none of such assets will be available to satisfy the claims of our general creditors. The Credit Agreement, as amended, contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following, in each case subject to certain exceptions: a maximum net total leverage ratio; a minimum net interest coverage ratio; limitations on indebtedness and liens; mergers, consolidations or amalgamations, or liquidations, wind-ups or dissolutions; dispositions of property; restricted payments; investments; transactions with affiliates; sale and lease back transactions; change in fiscal periods; negative pledges; restrictive agreements; limitations on line of business; limitations on speculative hedging and limitations on changes of names and jurisdictions. In addition, we are required to meet certain financial covenants at each quarter end, namely Consolidated Net Total Leverage and Consolidated Net Interest Coverage Ratios. As of September 30, 2013, we were compliant with these covenants.
On October 15, 2013, our wholly-owned subsidiary Booz Allen Hamilton Inc. accessed $250 million of its $500 million revolving credit facility to safeguard against the possible consequences of a failure by Congress to increase the U.S. government's ability to incur indebtedness in excess of its current limit. On October 18, 2013, following the increase of the debt limit by Congress, we repaid the $250 million borrowed from the revolving credit facility.
Capital Structure and Resources
Our stockholders’ equity amounted to $390.1 million as of September 30, 2013, an increase of $163.3 million compared to stockholders’ equity of $226.8 million as of March 31, 2013, primarily due to net income of $138.1 million in the six months ended September 30, 2013, stock option exercises, common stock issuances, and stock-based compensation expense of $9.3 million.
Off-Balance Sheet Arrangements
As of September 30, 2013, we did not have any off-balance sheet arrangements.

Capital Expenditures
Since we do not own any of our facilities, our capital expenditure requirements primarily relate to the purchase of computers, business systems, furniture, and leasehold improvements to support our operations. Direct facility and equipment costs billed to clients are not treated as capital expenses. Our capital expenditures for the six months ended September 30, 2013 and 2012 were $6.7 million and $14.4 million, respectively, and the majority of such capital expenditures related to facilities infrastructure, equipment, and information technology. Expenditures for facilities infrastructure and equipment are generally incurred to support new and existing programs across our business. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure.
Commitments and Contingencies
We are subject to a number of reviews, investigations, claims, lawsuits, and other uncertainties related to our business. For a discussion of these items, refer to Note 16 to our condensed consolidated financial statements.
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
These risks and other factors include: cost cutting and efficiency initiatives, budget reductions, Congressionally mandated automatic spending cuts, and other efforts to reduce U.S. government spending, including automatic sequestration required by the Budget Control Act of 2011 (as amended by the American Taxpayer Relief Act of 2012), which have reduced and delayed and may further reduce or delay contract awards or funding for orders for services especially in the current political environment or otherwise negatively affect our ability to generate revenue under contract awards, including as a result of reduced staffing and hours of operation at U.S. government clients; delayed funding of our contracts due to delays in the completion of the U.S. government's budgeting process, the effects of the recently ended U.S. government shutdown and uncertainty relating to and a possible failure of Congressional efforts to craft a long-term agreement on the U.S. government’s budget and ability to incur indebtedness in excess of its current limits prior to January 15, 2014 and February 7, 2014, the dates on which legislation relating to the U.S. government’s budget and debt limit, respectively, and the use of continuing resolutions by the U.S. government to fund its operations or changes in the pattern or timing of government funding and spending (including those resulting from or related to cuts associated with sequestration or other budgetary cuts made in lieu of sequestration); current and continued uncertainty around the timing, extent, nature, and effect of Congressional and other U.S. government action to address budgetary constraints, including, but not limited to, delays resulting from the recently ended U.S. government shutdown and uncertainty around the outcome of Congressional efforts to craft a long-term agreement on the U.S. government’s budget and ability to incur indebtedness in excess of its current limits, and the U.S. deficit; any issue that compromises our relationships with the U.S. government or damages our professional reputation, including negative publicity concerning government contractors in general or us in particular; changes in U.S. government spending, including a continuation of efforts by the U.S. government to decrease spending for management support service contracts, and mission priorities that shift expenditures away from agencies or programs that we support; the size of our addressable markets and the amount of U.S. government spending on private contractors; failure to comply with numerous laws and regulations; our ability to compete effectively in the competitive bidding process and delays or losses of contract awards caused by competitors' protests of major contract awards received by us; the loss of General Services Administration Multiple Award schedule contracts, or GSA schedules, or our position as prime contractor on government-wide acquisition contract vehicles, or GWACs; changes in the mix of our contracts and our ability to accurately estimate or otherwise recover expenses, time, and resources for our contracts; our ability to generate revenue under certain of our contracts; our ability to realize the full value of and replenish our backlog and the timing of our receipt of revenue under contracts included in backlog; changes in estimates used in recognizing revenue; an inability to attract, train, or retain employees with the requisite skills, experience, and security clearances; an inability to hire, assimilate, and deploy enough employees to serve our clients under existing contracts; an inability to timely and effectively utilize our employees; failure by us or our employees to obtain and maintain necessary security clearances; the loss of members of senior management or failure to develop new leaders; misconduct or other improper activities from our employees or subcontractors, including the improper use or release of our clients' sensitive or classified information; increased insourcing by various U.S. government agencies due to changes in the definition of “inherently governmental” work, including proposals to limit contractor access to sensitive or classified information and work assignments; increased competition from other companies in our industry; failure to maintain strong relationships with other contractors; inherent uncertainties and potential adverse developments in legal or regulatory proceedings, including litigation, audits, reviews, and investigations, which may result in materially adverse judgments, settlements, withheld payments, penalties, or other unfavorable outcomes including debarment, as well as disputes over the availability of insurance or indemnification; continued efforts to change how the U.S. government reimburses compensation related and other expenses or otherwise limit such reimbursements, including recent rules that expand the scope of existing reimbursement limitations and an increased risk of compensation being deemed unallowable or payments being withheld as a result of U.S. government audit, review or investigation; internal system or service failures and security breaches, including, but not limited to, those resulting from external cyber attacks on our network and internal systems; risks related to changes to our operating structure, capabilities, or strategy intended to address client needs, grow our business or respond to market developments; risks associated with new relationships, clients, capabilities, and service offerings in our U.S. and international businesses; failure to comply with special U.S. government laws and regulations relating to our international operations; risks related to our indebtedness and credit facilities which contain financial and operating covenants; the adoption by the U.S. government of new laws, rules, and regulations, such as those relating to organizational conflicts of interest issues or limits; risks related to completed and future acquisitions, including our ability to realize the expected benefits from such acquisitions; an inability to utilize existing or future tax benefits, including those related to our stock-based compensation expense, for any reason, including a change in law; variable purchasing patterns under U.S. government GSA schedules, blanket purchase agreements and indefinite delivery, indefinite quantity, or ID/IQ, contracts; and other risks and factors described in Part II, “Item 1A. Risk Factors” and elsewhere in this Quarterly Report.
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

2.1
Agreement and Plan of Merger, dated as of May 15, 2008, by and among Booz Allen Hamilton Inc., Booz Allen Hamilton Holding Corporation (formerly known as Explorer Holding Corporation), Booz Allen Hamilton Investor Corporation (formerly known as Explorer Investor Corporation), Explorer Merger Sub Corporation and Booz & Company Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (File No. 333- 167645))

2.2
Spin Off Agreement, dated as of May 15, 2008, by and among Booz Allen Hamilton Inc., Booz & Company Holdings, LLC, Booz & Company Inc., Booz & Company Intermediate I Inc. and Booz & Company Intermediate II Inc. (Incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

2.3
Amendment to the Agreement and Plan of Merger and the Spin Off Agreement, dated as of July 30, 2008, by and among Booz Allen Hamilton Inc., Booz Allen Hamilton Investor Corporation (formerly known as Explorer Investor Corporation), Explorer Merger Sub Corporation, Booz & Company Holdings, LLC, Booz & Company Inc., Booz & Company Intermediate I Inc. and Booz & Company Intermediate II Inc. (Incorporated by reference to Exhibit 2.3 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

3.1
Second Amended and Restated Certificate of Incorporation of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report for the period ended December 31, 2010 on Form 10-Q (File No. 001-34972))

3.2
Second Amended and Restated Bylaws of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report for the period ended December 31, 2010 on Form 10-Q (File No. 001-34972))

4.1
Amended and Restated Stockholders Agreement of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report for the period ended December 31, 2010 on Form 10-Q (File No. 001-34972))

4.2	Irrevocable Proxy and Tag-Along Agreement (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report for the period ended December 31, 2010 on Form 10-Q (File No. 001-34972))

4.3	Form of Stock Certificate (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.1
Management Agreement, by and among Booz Allen Hamilton Holding Corporation (formerly known as Explorer Holding Corporation), Booz Allen Hamilton Inc., and TC Group V US, LLC, dated as of July 31, 2008 (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.2
Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

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

10.10	Booz Allen Hamilton Holding Corporation Annual Incentive Plan (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.11	Booz Allen Hamilton Holding Corporation Officers’ Retirement Plan (Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.12	Officer’s Comprehensive Medical and Dental Choice Plans (Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.13	Retired Officer’s Comprehensive Medical and Dental Choice Plans (Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.14	Excess ECAP Payment Program (Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.15	Group Variable Universal Life Insurance (Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.16	Group Personal Excess Liability Insurance (Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.17	Annual Performance Bonus Program (Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

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

10.24
Credit Agreement, by and among Booz Allen Hamilton Inc., as the Borrower, the several lenders from time to time parties thereto, Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Lender, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Barclays Bank PLC, Citigroup Global Markets Inc., HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc. and Sumimoto Mitsui Banking Corporation, as Joint Bookrunners, Credit Suisse Securities (USA) LLC, as Syndication Agent, Barclays Bank PLC, Citigroup Global Markets Inc., HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc., Sumimoto Mitsui Banking Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents, dated as of July 31, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Periodic Report on Form 8-K filed on August 1, 2012 (File No. 001-34972))

10.25
Guarantee and Collateral Agreement, among Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Inc., and the Subsidiary Guarantors party thereto, in favor of Bank of America, N.A., as Collateral Agent, dated as of July 31, 2012 (Incorporated by reference to Exhibit 10.2 to the Company’s Periodic Report on Form 8-K filed on August 1, 2012 (File No. 001-34972))

10.26
First Amendment to Credit Agreement, dated as of August 16, 2013, by and among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC, SDI Technology Corporation, ASE, Inc. and , Booz Allen Hamilton International, Inc., as Guarantors, Bank of America, N.A., as Administrative Agent, Collateral Agent and New Refinancing Tranche B Term Lender, and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Periodic Report on Form 8-K filed on August 20, 2013 (File No. 001-34972))

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

101
The following materials from Booz Allen Hamilton Holding Corporation’s Quarterly Report on Form 10-Q for the three and six months ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2013 and March 31, 2013; (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2013 and 2012; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2013 and 2012; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2013 and 2012; and (v) Notes to Condensed Consolidated Financial Statements.**

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

Booz Allen Hamilton Holding Corporation
Registrant

Date: October 30, 2013	By:	/s/ Samuel R. Strickland
Samuel R. Strickland Executive Vice President Chief Financial Officer, Chief Administrative Officer and Director (Principal Financial and Accounting Officer)