Form 10-Q
period 2013-12-31
Booz Allen Hamilton Holding Corp
filed 2014-01-31
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
 ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of January 29, 2014
Class A Common Stock	142,644,028
Class B Non-Voting Common Stock	893,265
Class C Restricted Common Stock	955,336
Class E Special Voting Common Stock	4,424,814

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2013	March 31, 2013
	(Unaudited)
	(Amounts in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$403,164	$350,384
Accounts receivable, net of allowance	886,260	1,029,586
Prepaid expenses and other current assets	58,668	44,382
Total current assets	1,348,092	1,424,352
Property and equipment, net of accumulated depreciation	134,990	166,570
Intangible assets, net of accumulated amortization	224,628	236,220
Goodwill	1,274,046	1,277,369
Other long-term assets	68,377	73,017
Total assets	$3,050,133	$3,177,528
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$69,156	$55,562
Accounts payable and other accrued expenses	433,506	451,065
Accrued compensation and benefits	374,593	385,433
Other current liabilities	22,388	72,586
Total current liabilities	899,643	964,646
Long-term debt, net of current portion	1,605,341	1,659,611
Other long-term liabilities	266,461	326,478
Total liabilities	2,771,445	2,950,735
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, Class A — $0.01 par value — authorized, 600,000,000 shares; issued, 143,162,505 shares at December 31, 2013 and 136,457,444 shares at March 31, 2013; outstanding, 142,588,058 shares at December 31, 2013 and 136,051,601 shares at March 31, 2013	1,431	1,364
Non-voting common stock, Class B — $0.01 par value — authorized, 16,000,000 shares; issued and outstanding, 943,265 shares at December 31, 2013 and 1,451,600 shares at March 31, 2013	9	15
Restricted common stock, Class C — $0.01 par value — authorized, 5,000,000 shares; issued and outstanding, 955,336 shares at December 31, 2013 and 1,224,319 shares at March 31, 2013	10	12
Special voting common stock, Class E — $0.003 par value — authorized, 25,000,000 shares; issued and outstanding, 4,424,814 shares at December 31, 2013 and 7,478,522 shares at March 31, 2013	13	22
Treasury stock, at cost — 574,447 shares at December 31, 2013 and 405,843 shares at March 31, 2013	(9,379)	(6,444)
Additional paid-in capital	175,199	120,836
Retained earnings	123,240	124,775
Accumulated other comprehensive loss	(11,835)	(13,787)
Total stockholders’ equity	278,688	226,793
Total liabilities and stockholders’ equity	$3,050,133	$3,177,528

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
	(Amounts in thousands, except per share data)		(Amounts in thousands, except per share data)
Revenue	$1,273,150	$1,392,695	$4,078,861	$4,212,769
Operating costs and expenses:
Cost of revenue	662,053	692,920	2,048,663	2,122,356
Billable expenses	320,370	382,520	1,083,890	1,114,424
General and administrative expenses	175,748	182,532	520,557	588,385
Depreciation and amortization	17,945	18,127	54,377	54,243
Total operating costs and expenses	1,176,116	1,276,099	3,707,487	3,879,408
Operating income	97,034	116,596	371,374	333,361
Interest expense	(18,874)	(21,731)	(59,761)	(50,788)
Other, net	21	134	(1,619)	(7,692)
Income before income taxes	78,181	94,999	309,994	274,881
Income tax expense	31,014	38,815	124,701	110,636
Net income	$47,167	$56,184	$185,293	$164,245
Earnings per common share (Note 3):
Basic	$0.32	$0.41	$1.31	$1.16
Diluted	$0.31	$0.38	$1.24	$1.08
Dividends declared per share	$1.10	$0.09	$1.30	$8.27

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
	(Amounts in thousands)		(Amounts in thousands)
Net income	$47,167	$56,184	$185,293	$164,245
Change in postretirement plan costs, net of tax	419	(76)	1,952	404
Comprehensive income	$47,586	$56,108	$187,245	$164,649

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended December 31,
	2013	2012
	(Amounts in thousands)
Cash flows from operating activities
Net income	$185,293	$164,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,377	54,243
Stock-based compensation expense	14,119	19,863
Excess tax benefits from the exercise of stock options	(36,844)	(26,297)
Amortization of debt issuance costs and loss on extinguishment	9,444	15,296
Losses on dispositions and impairments	911	956
Gain on sales of businesses	—	(254)
Changes in assets and liabilities:
Accounts receivable	140,785	174,424
Prepaid expenses and other current assets	19,963	26,673
Other long-term assets	(1,679)	8,252
Accrued compensation and benefits	(25,824)	(1,805)
Accounts payable and other accrued expenses	(15,619)	(54,913)
Transaction costs on acquisitions and dispositions	—	(4,417)
Accrued interest	(630)	6,056
Other current liabilities	(48,610)	13,821
Other long-term liabilities	(3,352)	2,791
Net cash provided by operating activities	292,334	398,934
Cash flows from investing activities
Purchases of property and equipment	(12,344)	(20,657)
Cash paid for business acquisitions, net of cash acquired	3,563	(157,995)
Proceeds from sales of businesses	—	625
Escrow payments	3,282	—
Net cash used in investing activities	(5,499)	(178,027)
Cash flows from financing activities
Net proceeds from issuance of common stock	3,785	4,928
Stock option exercises	12,773	13,185
Excess tax benefits from the exercise of stock options	36,844	26,297
Repurchases of common stock	(2,935)	(849)
Cash dividends paid	(186,828)	(1,110,011)
Dividend equivalents paid to option holders	(52,065)	(49,765)
Debt issuance costs	(6,223)	(29,607)
Repayment of debt	(289,406)	(981,625)
Proceeds from debt issuance	250,000	1,739,750
Net cash used in financing activities	(234,055)	(387,697)
Net increase in cash and cash equivalents	52,780	(166,790)
Cash and cash equivalents––beginning of period	350,384	484,368
Cash and cash equivalents––end of period	$403,164	$317,578
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$46,927	$35,036
Income taxes	$140,893	$79,352
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
December 31, 2013
1. BUSINESS OVERVIEW
Organization
Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or Holding or the Company, is an affiliate of The Carlyle Group, or Carlyle, and was incorporated in Delaware in May 2008. The Company provides management and technology consulting services primarily to the U.S. government in the defense, intelligence, and civil markets. The Company is also further developing the scope and scale of the engineering services capabilities that it provides to its U.S. government clients. The Company has expanded beyond its management consulting foundation to develop deep expertise in technology, engineering, and analytics. The Company reports operating results and financial data in one operating segment. The Company is headquartered in McLean, Virginia, with approximately 22,700 employees as of December 31, 2013.
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
The interim financial information in this Quarterly Report reflects all adjustments, consisting of normal recurring adjustments except as otherwise disclosed, necessary for a fair presentation of the Company’s results of operations for the interim periods. The results of operations for the nine months ended December 31, 2013 are not necessarily indicative of results to be expected for the full fiscal year.
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
Recent Accounting Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board, or FASB, during the nine months ended December 31, 2013, and through the filing date did not or are not believed by management to have a material impact on the Company's present or historical condensed consolidated financial statements.

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
The Company currently has outstanding shares of Class A Common Stock, Class B Non-Voting Common Stock, Class C Restricted Common Stock, and Class E Special Voting Common Stock. Class E Special Voting Common Stock shares are not included in the calculation of EPS as these shares represent voting rights only and are not entitled to participate in dividends or other distributions. Unvested Class A Restricted Common Stock and unvested Class C Restricted Common Stock holders are entitled to participate in non-forfeitable dividends or other distributions. These unvested shares participated in the Company's dividends declared and paid in the first, second, and third quarters of fiscal 2014 and 2013. As such, EPS is calculated using the two-class method whereby earnings are reduced by distributed earnings as well as any available undistributed earnings allocable to restricted shareholders. A reconciliation of the income used to compute basic and diluted EPS for the periods presented are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Earnings for basic computations (1)	$45,689	$55,709	$183,605	$155,285
Weighted-average Class A Common Stock outstanding	140,948,396	132,125,447	138,540,878	129,902,993
Weighted-average Class B Non-Voting Common Stock outstanding	947,259	1,932,004	1,087,755	2,281,000
Weighted-average Class C Restricted Common Stock outstanding	968,405	1,215,102	1,042,537	1,311,015
Total weighted-average common shares outstanding for basic computations	142,864,060	135,272,553	140,671,170	133,495,008
Earnings for diluted computations (1)	$45,689	$55,734	$183,605	$155,285
Dilutive stock options and restricted stock	5,971,223	9,790,962	7,494,020	10,621,049
Average number of common shares outstanding for diluted computations	148,835,283	145,063,515	148,165,190	144,116,057
Earnings per common share
Basic	$0.32	$0.41	$1.31	$1.16
Diluted	$0.31	$0.38	$1.24	$1.08
(1) During the three months ended December 31, 2013 and 2012, approximately 1.3 million and 1.2 million participating securities were paid dividends totaling $1.5 million and $104,000, respectively. During the nine months ended December 31, 2013 and 2012, approximately 1.3 million and 1.2 million participating securities were paid dividends totaling $1.7 million and $9.0 million, respectively. For the three months ended December 31, 2012 there were undistributed earnings of $371,000 and $346,000 allocated to the participating class of securities in basic and diluted earnings per share, respectively. The undistributed and distributed earnings referenced above comprise the difference from net income presented on the condensed consolidated statements of operations for the three months ended December 31, 2012, while only the dividends paid comprise the difference in net income for the three and nine months ended December 31, 2013 and the nine months ended December 31, 2012, as there were no excess undistributed earnings.
In the EPS calculation for the three and nine months ended December 31, 2013, 101,000 and 104,000 options respectively, were not included in the EPS calculation as their impact was anti-dilutive. For the three and nine months ended December 31, 2012, 782,000 and 328,000 options, respectively, were not included in the EPS calculation as their impact was anti-dilutive.

4. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consisted of the following:

	December 31, 2013	March 31, 2013
Current
Accounts receivable–billed	$452,478	$431,770
Accounts receivable–unbilled	435,465	598,004
Allowance for doubtful accounts	(1,683)	(188)
Accounts receivable, net	886,260	1,029,586
Long-term
Unbilled receivables	21,443	19,779
Total accounts receivable, net	$907,703	$1,049,365

The Company recognized a provision (benefit) for doubtful accounts of $(302,000) and $(497,000) for the three months ended December 31, 2013 and 2012, respectively, and $1.2 million and $349,000 for the nine months ended December 31, 2013 and 2012, respectively. Long-term unbilled receivables related to retainage, holdbacks, and long-term rate settlements to be billed at contract closeout are included in other long-term assets as accounts receivable in the accompanying condensed consolidated balance sheets.
5. ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

Accounts payable and other accrued expenses consisted of the following:

	December 31, 2013	March 31, 2013
Vendor payables	$214,643	$248,471
Accrued expenses	218,863	202,594
Total accounts payable and other accrued expenses	$433,506	$451,065
Accrued expenses consisted primarily of the Company’s reserve related to potential cost disallowance in conjunction with government audits. Refer to Note 16 for further discussion of this reserve.

6. ACCRUED COMPENSATION AND BENEFITS
Accrued compensation and benefits consisted of the following:

	December 31, 2013	March 31, 2013
Bonus	$60,645	$89,389
Retirement	118,079	83,071
Vacation	102,848	136,528
Stock-based compensation liability (Note 13)	36,018	48,468
Deferred compensation (1)	27,433	—
Other	29,570	27,977
Total accrued compensation and benefits	$374,593	$385,433
(1) The Company maintains a deferred compensation plan, or EPP, established in January 2009, for the benefit of certain employees. The EPP allows eligible participants to defer all or a portion of their annual performance bonus, reduced by amounts withheld for the payment of taxes or other deductions required by law. The Company makes no contributions to the EPP, but maintains participant accounts for deferred amounts and interest earned. Employees must leave the money in the EPP until 2014. The deferred balance generally will be paid within 180 days of the final determination of the interest to be accrued for 2014, upon retirement, or termination. The Company anticipates the deferred balance will be paid during the three months ending December 31, 2014, and as such, the entire deferred compensation balance of $27.4 million as of December 31, 2013 was reclassified from other long-term liabilities to a component of accrued compensation and benefits.

7. DEBT
Debt consisted of the following:

	December 31, 2013		March 31, 2013
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Term Loan A	2.67%	$673,801	2.70%	$706,134
Term Loan B	3.75%	1,000,696	4.50%	1,009,039
Total		1,674,497		1,715,173
Less: Current portion of long-term debt		(69,156)		(55,562)
Long-term debt, net of current portion		$1,605,341		$1,659,611

On August 16, 2013, the Company consummated the First Amendment to its senior secured credit agreement, effective July 31, 2012, or Credit Agreement. As of December 31, 2013, the Credit Agreement, as amended, provided the Company with a $725.0 million Term Loan A and a $1,025.0 million Term Loan B, and a $500.0 million revolving credit facility, with a sublimit for letters of credit of $100.0 million. The outstanding obligations under the Credit Agreement, as amended, are secured by a security interest in substantially all of the assets of the Company, subject to certain exceptions set forth in the Credit Agreement, as amended, and related documentation.

The Credit Agreement, as amended, requires quarterly principal payments of 1.25% of the stated principal amount of Term Loan A, with annual incremental increases to 1.875%, 2.50%, 3.125%, and 13.0%, prior to Term Loan A's maturity date of December 31, 2017, and 0.25% of the stated principal amount of Term Loan B, with the remaining balance payable on Term Loan B's maturity date of July 31, 2019. The revolving credit facility matures on December 31, 2017, at which time any outstanding principal balance is due in full. As of December 31, 2013 and March 31, 2013, there were no amounts outstanding on the revolving credit facility.

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
The total outstanding debt balance is recorded in the accompanying condensed consolidated balance sheets, net of unamortized discount of $12.8 million and $11.6 million as of December 31, 2013 and March 31, 2013, respectively.
As of December 31, 2013 and March 31, 2013, the Company was in compliance with all of the debt covenants of the Credit Agreement, as amended.
8. INCOME TAXES
The Company’s effective income tax rate was 39.7% and 40.9% for the three months ended December 31, 2013 and 2012, respectively, and 40.2% for the nine months ended December 31, 2013 and 2012, respectively. The three and nine months effective tax rates of 39.7% and 40.2% differ from the statutory rate of 35.0% due to state income taxes, changes in uncertain tax positions, and the effect of permanent rate differences, which primarily relate to meals and entertainment.

9. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	December 31, 2013	March 31, 2013
Income tax reserve	$57,927	$57,018
Deferred rent	29,548	40,548
Deferred compensation (1)	—	26,443
Stock-based compensation	24,118	50,625
Deferred payment obligation	60,701	61,473
Postretirement benefit obligations	88,005	83,761
Other	6,162	6,610
Total other long-term liabilities	$266,461	$326,478

(1) As disclosed in Note 6, the Company anticipates paying the entire deferred compensation balance of the EPP during the three months ending December 31, 2014, and as such, the entire deferred compensation balance was reclassified from other long-term liabilities to accrued compensation and benefits.

10. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company sponsors the Employees’ Capital Accumulation Plan, or ECAP, which is a qualified defined contribution plan that covers eligible U.S. and international employees. ECAP provides for distributions, subject to certain vesting provisions, to participants by reason of retirement, death, disability, or termination of employment. Total expense recognized under ECAP was $36.4 million and $54.9 million for the three months ended December 31, 2013 and 2012, respectively, and $118.7 million and $173.7 million for the nine months ended December 31, 2013 and 2012, respectively. The Company-paid contributions were $19.3 million and $27.8 million for the three months ended December 31, 2013 and 2012, respectively, and $83.7 million and $99.1 million for the nine months ended December 31, 2013 and 2012, respectively.
Defined Benefit Plan and Other Postretirement Benefit Plans
The Company maintains and administers a postretirement medical plan and a defined benefit retirement plan for current, retired, and resigned officers.
The components of net postretirement medical expense for the Officer Medical Plan were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Service cost	$1,186	$973	$3,559	$2,919
Interest cost	921	787	2,751	2,360
Net actuarial loss	704	384	2,068	1,153
Total postretirement medical expense	$2,811	$2,144	$8,378	$6,432
As of December 31, 2013 and March 31, 2013, the unfunded status of the postretirement medical plan was $83.0 million and $78.7 million, respectively, which is included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

11. ACCUMULATED OTHER COMPREHENSIVE LOSS

All amounts recorded in other comprehensive loss are related to the Company's pension plan. The following table represents a rollforward of amounts recognized in accumulated other comprehensive loss, net of tax:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Beginning of year	$(12,254)	$(8,235)	$(13,787)	$(8,715)
Other comprehensive income (loss) before reclassifications	—	—	747	(282)
Amounts reclassified from accumulated other comprehensive loss	419	(76)	1,205	686
Net current-period other comprehensive income (loss)	419	(76)	1,952	404
End of year	$(11,835)	$(8,311)	$(11,835)	$(8,311)

The following table presents the reclassifications out of accumulated other comprehensive loss to net income:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Amortization of net actuarial loss included in net periodic benefit cost (See Note 10)
Total before tax	$704	$381	$2,068	$1,143
Tax benefit	(285)	(457)	(863)	(457)
Net of tax	$419	$(76)	$1,205	$686

12. STOCKHOLDERS’ EQUITY
Common Stock
The common stock shares activity consisted of the following:

	Class A Common Stock	Class B Non-Voting Common Stock	Class C Restricted Common Stock	Class E Special Voting Common Stock	Treasury Stock
Balance at March 31, 2012	128,726,324	2,487,125	1,533,020	10,140,067	333,775
Issuance of common stock	1,182,004	0	0	0	0
Stock options exercised	5,204,890	0	0	(2,661,545)	0
Share exchange	1,344,226	(1,035,525)	(308,701)	0	0
Repurchase of common stock (1)	0	0	0	0	72,068
Balance at March 31, 2013	136,457,444	1,451,600	1,224,319	7,478,522	405,843
Issuance of common stock	985,308	0	0	0	0
Stock options exercised	4,942,435	0	0	(3,053,708)	0
Share exchange	777,318	(508,335)	(268,983)	0	0
Repurchase of common stock (2)	0	0	0	0	168,604
Balance at December 31, 2013	143,162,505	943,265	955,336	4,424,814	574,447

(1)	Reflects shares repurchased on July 2, 2012 to cover the withholding taxes on restricted stock awards that vested on June 30, 2012.

(2)
Reflects shares repurchased on June 30, 2013 to cover the withholding taxes on restricted stock awards that vested on June 30, 2013 and shares repurchased on multiple dates for the withholding taxes on accelerated restricted stock vesting for departing officers.

For the quarterly offering period that closed on December 31, 2013, 68,218 Class A Common Stock shares were purchased by employees under the Company's Employee Stock Purchase Plan, or ESPP. As of the program's inception, 1,233,218 shares have been purchased by employees.

13. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense recognized in the condensed consolidated statements of operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Cost of revenue	$1,322	$1,548	$3,982	$5,643
General and administrative expenses	3,456	3,948	10,137	14,220
Total	$4,778	$5,496	$14,119	$19,863

The following table summarizes the total stock-based compensation expense recognized in the condensed consolidated statements of operations by the following types of equity awards:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Class C Restricted Stock	$—	$59	$59	$252
Rollover Options	—	578	578	2,393
Equity Incentive Plan Options	1,790	2,609	4,741	11,153
Class A Restricted Common Stock	2,988	2,250	8,741	6,065
Total	$4,778	$5,496	$14,119	$19,863

As of December 31, 2013, there was $21.4 million of total unrecognized compensation cost related to unvested stock-based compensation agreements. The unrecognized compensation cost as of December 31, 2013 is expected to be amortized over 4.5 years. Absent the effect of accelerating stock compensation cost for any departures of employees who may continue to vest in their equity awards, the following table summarizes the unrecognized compensation cost and the weighted average period the cost is expected to be amortized.

	December 31, 2013
	Unrecognized Compensation Cost	Weighted Average Remaining Period to be Recognized
Equity Incentive Plan Options	$9,824	3.23
Class A Restricted Common Stock	11,586	2.22
Total	$21,410
Amended and Restated Equity Incentive Plan
On November 21, 2013 151,362 options were granted under the Amended and Restated Equity Incentive Plan, or EIP. The estimated fair value of our Class A Common Stock on November 21, 2013 at the time of the option grant, was $17.67.
As of December 31, 2013, there were 7,388,795 EIP options outstanding, of which 3,441,322 were unvested.
Grants of Class A Restricted Common Stock
On July 1, 2013, the Board of Directors granted 744,926 shares of Class A Restricted Stock in conjunction with the Annual Incentive Plan adopted on October 1, 2010. The amount of the annual incentive payment was determined based on performance targets established by the Compensation Committee and a portion of the bonus was paid in the form of Class A Restricted Stock. Equity awards will vest based on the passage of time, subject to the officer’s continued employment by the Company. The portion to be paid in the form of equity will be recognized in the accompanying condensed consolidated statements of operations based on grant date fair value over the vesting period of 3 years and the aggregate value was estimated at $13.1 million based on the stock price of $17.57 on the grant date. On August 21, 2013, the Board of Directors granted 25,705 shares of Class A Restricted Stock to certain members of the Board of Directors.
As permitted under the terms of the EIP, the Compensation Committee as Administrator of the EIP, authorized the withholding of taxes not to exceed the minimum statutory withholding amount, through the surrender of shares of Class A Common Stock issuable upon the vesting or accelerated vesting of Class A Restricted Common Stock. For those holders who elected to participate, the trade date was October 7, 2013 for the vesting or accelerated vesting of the Class A Restricted Common Stock. As a result of this transaction the Company repurchased 4,162 shares at $18.59 and recorded them as treasury shares at a cost of $77,372.
Special Dividends
The Board of Directors, as the Administrator of the Officers' Rollover Stock Plan and the EIP, has the discretion in how to effect the required adjustment to keep option holders whole in the event of a distribution of dividends that triggers certain anti-dilution clauses within the respective plans. In the event the Board of Directors elects to grant option holders a cash payment equal to the amount of the special dividend, the Company accrues a stock-based compensation liability as the respective option's stock compensation expense is recorded in the condensed consolidated statement of operations. This obligation will be settled on the options' mandatory exercise date for Rollover options and on the later of the date the dividend is paid or vesting for the EIP options.
On October 29, 2013, our Board of Directors authorized and declared a special cash dividend of $1.00 per share and a regular quarterly cash dividend in the amount of $0.10 per share. Both the quarterly and special dividend were paid on November 29, 2013 to stockholders of record on November 11, 2013. The Compensation Committee, as the Administrator of the Officers' Rollover Stock Plan and the EIP, made a required adjustment to the outstanding options under each plan by granting holders of the Rollover options a cash payment equal to the amount of the special dividend on the options' mandatory exercise date and by granting the holders of EIP options a dividend equivalent equal to the special dividend and payable on November 29, 2013 or the vesting of the EIP option, whichever is later.

Total compensation expense recorded in conjunction with the payment of the dividend equivalents to holders of unvested EIP options for the three and nine months ended December 31, 2013 was $873,000 and $1.1 million, respectively. Future compensation expense related to the payment of the dividend equivalents to holders of EIP options not yet recognized in the statement of operations is $1.0 million and is expected to be recognized over 3.5 years.
As of December 31, 2013 and March 31, 2013, the Company calculated a total recorded and unrecorded stock-based compensation liability of $65.3 million and $106.4 million, respectively, related to the special dividends paid in July 2009, December 2009, June 2012, August 2012, and November 2013. The total recorded stock-based compensation liability as of December 31, 2013 and March 31, 2013 is as follows:

	December 31, 2013			March 31, 2013
	EIP Options	Rollover Options	Total	EIP Options	Rollover Options	Total
Current portion of liability (1)	$2,348	$33,670	$36,018	$14,429	$34,039	$48,468
Long-term portion of liability (2)	—	24,118	24,118	—	50,625	50,625
	$2,348	$57,788	$60,136	$14,429	$84,664	$99,093
(1)     Included in accrued compensation and benefits (Note 6).
(2)     Included in other long-term liabilities.

As of December 31, 2013, $5.2 million related to EIP options will be recorded as liabilities as the related compensation expense is recognized over the next 4.5 years. There is no unrecorded liability related to Rollover options as of December 31, 2013. As of March 31, 2013, there were unrecognized liabilities of $2.8 million and $4.5 million related to Rollover options and EIP options, respectively.

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
A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The following tables set forth by level represent the fair value of the Company's cash and cash equivalents as of December 31, 2013.

	Fair Value of Cash and Cash Equivalents as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$91,004	—	—	$91,004
Money market funds (1)	—	$312,160	—	$312,160
Total cash and cash equivalents	$91,004	$312,160	—	$403,164

(1)  Level two cash and cash equivalents are invested in money market funds that are intended to maintain a stable net asset value of $1.00 per share by investing in liquid, high quality U.S. dollar-denominated money market instruments.
The fair value of the Company's trade accounts receivable and accounts payable approximates its carrying value at December 31, 2013 and March 31, 2013 because of the short-term nature of these instruments. The fair value of the Company's debt instruments approximates its carrying value at December 31, 2013 and March 31, 2013. The fair value of debt is determined based on interest rates available for debt with terms and maturities similar to the Company's existing debt arrangements (Level 2 inputs).

15. RELATED-PARTY TRANSACTIONS
The Company is an affiliate of Carlyle, and from time to time, and in the ordinary course of business: (1) other Carlyle portfolio companies engage the Company as a subcontractor or service provider, and (2) the Company engages other Carlyle portfolio companies as subcontractors or service providers. Revenue and cost associated with these related parties for the three months ended December 31, 2013 were $70,000 and $61,000, respectively, and $237,000 and $201,000 for the nine months ended December 31, 2013, respectively. Revenue and cost associated with these related parties for the three months ended December 31, 2012 were $78,000 and $58,000, respectively, and $423,000 and $386,000 for the nine months ended December 31, 2012, respectively.
On July 31, 2008, the Company entered into a management agreement, or Management Agreement, with TC Group V US, L.L.C., or TC Group, a company affiliated with Carlyle. In accordance with the Management Agreement, TC Group provides the Company with advisory, consulting, and other services and the Company pays TC Group an aggregate annual fee of $1.0 million, plus expenses. For the three months ended December 31, 2013 and 2012, the Company incurred $250,000 in advisory fees. For the nine months ended December 31, 2013 and 2012, the Company incurred $750,000 in advisory fees.
16. COMMITMENTS AND CONTINGENCIES
Leases
As a result of the July 2008 acquisition, as described in the Company’s Annual Report, the Company assigned a total of nine leases to Booz & Co. The facilities are located in New York, New York; Troy, Michigan; Florham Park, New Jersey; Parsippany, New Jersey; Houston, Texas; Chicago, Illinois; Cleveland, Ohio; Dallas, Texas; and London, England. Except for the Florham Park, Parsippany, Troy, Houston, Cleveland and Dallas leases, which expired, the Company remains liable under the terms of the original leases should Booz & Co. default on its obligations. There were no events of default under these leases as of December 31, 2013 or March 31, 2013. The maximum potential amount of undiscounted future payments is $17.3 million, and the leases expire at different dates between April 2014 and March 2017. Based on the Company’s assessment of the likelihood of future payment, no amounts have been recorded related to the Company’s contingent liability on such leases.
Government Contracting Matters
For the three and nine months ended December 31, 2013 approximately 98% of the Company’s revenue was generated from contracts with U.S. government agencies or other U.S. government contractors, and approximately 99% for the three and nine months ended December 31, 2012. Contracts with the U.S. government are subject to extensive legal and regulatory requirements and, from time to time and in the ordinary course of business, agencies of the U.S. government investigate whether the Company’s operations are conducted in accordance with these requirements and the terms of the relevant contracts by using investigative techniques such as subpoenas or civil investigative demands. U.S. government investigations of the Company, whether related to the Company’s U.S. government contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayments, fines, or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting. Management believes it has adequately reserved for any losses that may be experienced from any investigation of which it is aware. The Defense Contract Management Agency Administrative Contracting Officer has negotiated annual final indirect cost rates through fiscal year 2007. Audits of subsequent years may result in cost reductions and/or penalties. Management believes it has adequately reserved for any losses that may be experienced from any such reductions and/or penalties. As of December 31, 2013 and March 31, 2013, the Company has recorded a liability of approximately $184.5 million and $156.2 million, respectively, for its current best estimate of amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs incurred subsequent to fiscal year 2007.
Litigation
The Company is involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts that currently range up to $40 million or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, management does not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on the Company’s financial condition and results of operations. As of December 31, 2013, there are no material amounts accrued in the condensed consolidated financial statements related to these proceedings.
Six former officers and stockholders who had departed the firm prior to July 31, 2008, the date on which we became majority owned by Carlyle and certain of its affiliated investment funds, as described in the Company’s Annual Report, or the Acquisition, have filed a total of nine suits in various jurisdictions, with original filing dates ranging from July 3, 2008 through December 15, 2009 (three of which were amended on July 2, 2010 and then further amended into one consolidated complaint on September 7, 2010) against the Company and certain of the Company’s current and former directors and officers. Each of the suits arises out of the Acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the Acquisition. Some of the suits also allege that the Acquisition price paid to stockholders was insufficient. The various suits assert claims for breach of contract, tortious interference with contract, breach of fiduciary duty, civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations, violations of the Employee Retirement Income Security Act, and/or securities and common law fraud. Two of these suits have been dismissed with all appeals exhausted. Five of the remaining suits are pending in the United States District Court for the Southern District of New York, the sixth is pending in New York state court and the seventh is pending in the United States District Court for the Southern District of California. As of December 31, 2013 and March 31, 2013, the aggregate alleged damages sought in the seven remaining suits was approximately $348.7 million ($291.5 million of which is sought to be trebled pursuant to RICO) plus punitive damages, costs, and fees. Although the outcome of any of these cases is inherently uncertain and may be materially adverse, based on current information, management does not expect them to have a material adverse effect on our financial condition and results of operations.
17. SUBSEQUENT EVENTS

On January 31, 2014, the Company announced a regular quarterly cash dividend in the amount of $0.10 per share and a special cash dividend of $1.00 per share, each payable on February 28, 2014 to shareholders of record on February 10, 2014. The Board of Directors, acting as the Administrator of the Officers' Rollover Stock Plan and the Amended and Restated Equity Incentive Plan, made a determination to adjust the outstanding Rollover and EIP options for the special dividend to prevent the dilution of the options.  The adjustment is in the form of a $1.00 dividend equivalent. Holders of the Rollover Options will receive a cash payment equal to the amount of the special dividend on the exercise of the option during the options' mandatory exercise period. Holders of EIP options will receive a cash payment equal to the amount of the special dividend payable on February 28, 2014 or the vesting of the EIP option, whichever is later.

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
Overview
We are a leading provider of management and technology consulting services to the U.S. government in the defense, intelligence, and civil markets. We are further developing the scope and scale of our engineering services capabilities that we provide to our U.S. government clients. Additionally, we provide our management and technology consulting services to major corporations, institutions, and not for profit organizations. As the needs of our clients have grown more complex, we have expanded beyond our management consulting foundation to develop deep expertise in technology, engineering, and analytics. Leveraging our 100-year consulting heritage and a talent base of approximately 22,700 people, we deploy our deep domain knowledge, functional expertise, and experience to help our clients achieve their objectives. Today, we serve substantially all of the cabinet-level departments of the U.S. government. Our major clients include the Department of Defense, all branches of the U.S. military, the U.S. Intelligence Community, and civil agencies such as the Department of Homeland Security, the Department of Energy, the Department of Health and Human Services, the Department of the Treasury, and the General Services Administration. We support these clients in addressing complex and pressing challenges such as combating global terrorism, improving cyber capabilities, transforming the healthcare system, improving efficiency and managing change within the government, and protecting the environment. In the commercial sector, we serve U.S. clients primarily in the financial services, healthcare, and energy markets, and international clients, primarily in the Middle East.
We have a collaborative culture, supported by our operating model, which helps our professionals identify and respond to emerging trends across the markets we serve and deliver enduring results for our clients.
Financial and Other Highlights
During the three months ended December 31, 2013, our clients continued to face significant challenges due to the uncertainty of the federal budget. Lower demand in an uncertain federal budget environment resulted in a continuing reduction in headcount and billable hours, and a decline in the use of subcontractors during the third quarter of fiscal 2014 as compared to the first half of fiscal 2014. Congress did not pass a budget prior to the start of the U.S. government's 2014 fiscal year, which began October 1, 2013 and as a result the U.S. federal government shut down between October 1, 2013 and October 16, 2013. The government reopened on October 17, 2013 with the passage of a continuing resolution, which remained in effect through December 31, 2013. Revenue decreased 8.6% from the three months from December 31, 2012 to the three months ended December 31, 2013, and decreased 3.2% from the nine months ended December 31, 2012 to the nine months ended December 31, 2013.
With the anticipation of continued uncertainty in the federal budget environment the Company effectively managed indirect costs during the first half of fiscal 2014 to ensure financial strength and flexibility during the second half of fiscal 2014. This included a focus on management of our capacity, including balancing the supply of consulting staff with market demand, and the effective deployment and high level of productivity of our consulting staff to minimize the amount of time consulting staff spend on non-revenue producing activities. These efforts resulted in a lower ratio of indirect costs to direct labor during the first half of fiscal 2014 than what was provided for in our government approved provisional billing rates. Relative to government approved provisional billing rates, a lower ratio of indirect costs to direct labor will be reflected in higher margins on fixed-price and time-and materials contracts and will be reflected in relatively lower revenue on cost-reimbursable contracts. For further discussion of the sources of revenue and operating margins from the basic types of contracts, refer to the Contract Types section.
The financial strength and flexibility created in the first half of fiscal 2014 provided management the ability to respond to the government shutdown without terminating or furloughing any staff. Approximately 90% of our consulting staff continued to work on client assignments during the shutdown. Employees affected by the government shutdown worked primarily on non-revenue producing activities such as administrative tasks and training during the period of the shutdown.
Additionally, during the third quarter of fiscal 2014, we incurred additional investment costs in growth areas and building additional staffing capacity in the Defense market, and through continued investment in critical skill areas such as engineering, software and system development, and analytics. These actions contributed to higher indirect costs during the three months ended December 31, 2013.
The third quarter ended December 31, 2013 was an unusually weak quarter for award following the government's 2013 fiscal year end given the effects of continued uncertainty in the budgetary environment for clients compounded by the government shutdown. As a result, award activity weakened during the third quarter of fiscal 2014, which is reflected in the contract backlog decline. With the passage of the $1.1 trillion Consolidated Appropriations Act in January 2014 which covers the omnibus spending bills for the government's fiscal year 2014, avoids another government shutdown, and provides a relief from automatic rescissions, we expect the pace of contract awards and funding obligations to increase.
The decline in our revenue described above was partially offset by an increase in revenue during the three and nine months ended December 31, 2013 of $53.7 million and $200.8 million, respectively, from our acquisition of the Defense Systems Engineering and Support, or DSES, division of ARINC Incorporated, or ARINC, that closed on November 30, 2012.
Operating income declined 16.8% to $97.0 million in the three months ended December 31, 2013 from $116.6 million in the three months ended December 31, 2012, which reflects an 80 basis point decrease in operating margin to 7.6% from 8.4% in the comparable period. Operating income grew 11.4% to $371.4 million in the nine months ended December 31, 2013 from $333.4 million in the nine months ended December 31, 2012, which reflects a 120 basis point increase in operating margin to 9.1% from 7.9% in the comparable period. Due to our proactive planning and effective cost management during the first half of our fiscal 2014, we were able to substantially mitigate the impact to our operating margin as a result of the continued uncertainty in the federal government. The decline in earnings during the three months ended December 31, 2013 was in line with our expectations as we undertook activities which increased the ratio of indirect costs to direct labor. The Company absorbed approximately $9.0 million in unbillable time our consulting staff incurred during the shutdown. However our operating margin improved overall for the nine months ended December 31, 2013 compared to the nine months ended December 31, 2012 due to increased contract profitability due to disciplined cost management of indirect spending and recovery of additional allowable expenses throughout the fiscal year, as well as decreases in salaries and salary related benefits, and employer retirement plan contributions primarily due to the net decline in our headcount and, to a lesser extent, changes in our executives' compensation and our employer retirement plan discretionary contributions. In addition, the mix of revenue generated by our consulting staff and subcontractors affects our operating margin, as the portion of our operating income derived from fees we earn on services provided by our subcontractors is significantly less than the operating income derived from direct consulting staff labor. Substantially all of our revenue and backlog continues to be derived from services and solutions provided to client organizations across the U.S. government, primarily by our consulting staff and, to a lesser extent, our subcontractors. As discussed above, the effects of the government shutdown compounded by the lower demand in an uncertain federal budget environment resulted in a decline in the use of subcontractors during the three months ended December 31, 2013, which minimized the reduction in our operating margin. For the nine months ended December 31, 2013, our mix of revenue generated by our consulting staff and subcontractors has remained relatively stable.
Non-GAAP Measures
We publicly disclose certain non-GAAP financial measurements, including Adjusted Operating Income, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted Earnings Per Share, or Adjusted Diluted EPS, because management uses these measures for business planning purposes, including to manage our business against internal projected results of operations and measure our performance. We view Adjusted Operating Income, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted EPS as measures of our core operating business, which exclude the impact of the items detailed below, as these items are generally not operational in nature. These non-GAAP measures also provide another basis for comparing period to period results by excluding potential differences caused by non-operational and unusual or non-recurring items. We also utilize and discuss Free Cash Flow, because management uses this measure for business planning purposes, measuring the cash generating ability of the operating business, and measuring liquidity generally. We present these supplemental measures because we believe that these measures provide investors with important supplemental information with which to evaluate our performance, long term earnings potential, or liquidity, as applicable, and to enable them to assess our performance on the same basis as management. These supplemental performance measurements may vary from and may not be comparable to similarly titled measures by other companies in our industry. Adjusted Operating Income, Adjusted EBITDA, Adjusted Net Income, Adjusted Diluted EPS, and Free Cash Flow are not recognized measurements under accounting principles generally accepted in the United States, or GAAP, and when analyzing our performance or liquidity, as applicable, investors should (i) evaluate each adjustment in our reconciliation of operating and net income to Adjusted Operating Income, Adjusted EBITDA and Adjusted Net Income, and net cash provided by operating activities to Free Cash Flows, and the explanatory footnotes regarding those adjustments, (ii) use Adjusted Operating Income, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted EPS in addition to, and not as an alternative to, operating income, net income or diluted EPS, as a measure of operating results, and (iii) use Free Cash Flows in addition to, and not as an alternative to, net cash provided by operating activities as a measure of liquidity, each as defined under GAAP. We have defined the aforementioned non-GAAP measures as follows:

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

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands, except share and per share data)	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Adjusted Operating Income
Operating Income	$97,034	$116,596	$371,374	$333,361
Certain stock-based compensation expense (a)	—	1,086	1,094	4,944
Amortization of intangible assets (b)	2,112	3,125	6,337	9,384
Transaction expenses (c)	—	—	—	2,725
Adjusted Operating Income	$99,146	$120,807	$378,805	$350,414
EBITDA & Adjusted EBITDA
Net income	$47,167	$56,184	$185,293	$164,245
Income tax expense	31,014	38,815	124,701	110,636
Interest and other, net	18,853	21,597	61,380	58,480
Depreciation and amortization	17,945	18,127	54,377	54,243
EBITDA	114,979	134,723	425,751	387,604
Certain stock-based compensation expense (a)	—	1,086	1,094	4,944
Transaction expenses (c)	—	—	—	2,725
Adjusted EBITDA	$114,979	$135,809	$426,845	$395,273
Adjusted Net Income
Net income	$47,167	$56,184	$185,293	$164,245
Certain stock-based compensation expense (a)	—	1,086	1,094	4,944
Transaction expenses (c)	—	—	—	2,725
Amortization of intangible assets (b)	2,112	3,125	6,337	9,384
Amortization or write-off of debt issuance costs and write-off of original issue discount	1,705	1,667	5,060	11,493
Adjustments for tax effect (d)	(1,527)	(2,351)	(4,997)	(11,419)
Adjusted Net Income	$49,457	$59,711	$192,787	$181,372
Adjusted Diluted Earnings Per Share
Weighted-average number of diluted shares outstanding	148,835,283	145,063,515	148,165,190	144,116,057
Adjusted Net Income Per Diluted Share (e)	$0.33	$0.41	$1.30	$1.26
Free Cash Flow
Net cash provided by operating activities	$152,725	$9,186	$292,334	$398,934
Less: Purchases of property and equipment	(5,626)	(6,282)	(12,344)	(20,657)
Free Cash Flow	$147,099	$2,904	$279,990	$378,277

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

(e)
Excludes an adjustment of approximately $1.5 million and $1.7 million of net earnings for the three and nine months ended December 31, 2013, respectively, and excludes an adjustment of approximately $450,000 and $9.0 million of net earnings for the three and nine months ended December 31, 2012, respectively, associated with the application of the two-class method for computing diluted earnings per share.

Recent Developments
The following recent development occurred after December 31, 2013, which may cause our future results of operations to differ from our historical results of operations discussed under “— Results of Operations.”

On January 31, 2013, we announced a regular quarterly cash dividend in the amount of $0.10 per share and a special cash dividend of $1.00 per share, each payable on February 28, 2014 to shareholders of record on February 10, 2014. The Board of Directors, acting as the Administrator of the Officers' Rollover Stock Plan and the EIP made a determination to adjust the outstanding Rollover and EIP options for the special dividend to prevent the dilution of the options.  The adjustment is in the form of a $1.00 dividend equivalent. Holders of the Rollover Options will receive a cash payment equal to the amount of the special dividend on the exercise of the option during the options' mandatory exercise period. Holders of EIP options will receive a cash payment equal to the amount of the special dividend payable on February 28, 2014 or the vesting of the EIP option, whichever is later.
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

•
cost cutting and efficiency initiatives, current and future budget reductions, continued implementation of Congressionally mandated automatic spending cuts, and other efforts to reduce U.S. government spending, which could cause clients to reduce or delay funding for orders for services or invest appropriated funds on a less consistent or rapid basis or not at all, particularly when considering long-term initiatives and in light of uncertainty around Congressional efforts to craft a long-term agreement on the U.S. government's ability to incur indebtedness in excess of its current limits and generally in the current political environment, not issue task orders in sufficient volume to reach current contract ceilings, alter historical patterns of contract awards, including the typical increase in the award of task orders or completion of other contract actions by the U.S. government in the period before the end of the U.S. government's fiscal year on September 30, delay requests for new proposals and contract awards, rely on short-term extensions and funding of current contracts, or reduce staffing levels and hours of operation;

•
current and continued uncertainty around the timing, extent, nature and effect of Congressional and other U.S. government action to address budgetary constraints, the outcome of Congressional efforts to craft a long-term agreement on the U.S. government’s ability to incur indebtedness in excess of its current limits prior to February 7, 2014, the date on which legislation relating to the U.S. government’s debt limit expires and the U.S. deficit, including, the required reductions under the Budget Control Act of 2011 (as amended by the American Taxpayer Relief Act of 2012 and the Consolidated Appropriations Act, 2014), which provides for automatic spending cuts totaling approximately $1.2 trillion between 2013 and 2021;

•	delays in the completion of future U.S. government’s budget processes, which have in the past and could in the future delay procurement of the products, services, and solutions we provide;

•
increased audit, review, investigation and general scrutiny by U.S. government agencies of government contractors' performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws;

•	the implementation by U.S. government agencies of approximately $64 billion in mandated 2014 sequestration spending cuts, including an estimated $30 billion in cuts to the Department of Defense;

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

•
legislative and regulatory changes to limitations on the amount of allowable executive compensation permitted under flexibly priced contracts following implementation of relevant rules expected in or after June 2014, which substantially further reduce the amount of allowable executive compensation under these contracts and extend these limitations to a larger segment of our executive corps and our entire contract base; and

•	efforts by the U.S. government to address organizational conflicts of interest and related issues and the impact of those efforts on us and our competitors.

Sources of Revenue
Substantially all of our revenue is derived from services provided under contracts and task orders with the U.S. government, primarily by our consulting staff and, to a lesser extent, our subcontractors. Funding for our contracts and task orders is generally linked to trends in budgets and spending across various U.S. government agencies and departments. We provide services under a large portfolio of contracts and contract vehicles to a broad client base, and we believe that our diversified contract and client base lessens potential volatility in our business; however, a reduction in the amount of services that we are contracted to provide to the U.S. government or any of our significant U.S. government clients could have a material adverse effect on our business and results of operations. In particular, the Department of Defense is one of our significant clients, and the Budget Control Act of 2011 (as amended by the American Taxpayer Relief Act of 2012 and the Consolidated Appropriations Act, 2014), which provides for automatic spending cuts totaling approximately $1.2 trillion between 2013 and 2021, requires an estimated $500 billion in federal defense spending cuts over this time period. Under the Budget Control Act, as amended, approximately $64 billion in spending cuts are mandated for fiscal 2014, and the Department of Defense has estimated that its share of these cuts at $30 billion. A reduction in the amount of services that we are contracted to provide to the Department of Defense could have a material adverse effect on our business and results of operations, and given the uncertainty of when and how these automatic reductions may be applied, we are unable to predict the nature or magnitude of the potential adverse effect.
Contract Types
We generate revenue under the following three basic types of contracts:

•
Cost-Reimbursable Contracts. Cost-reimbursable contracts provide for the payment of allowable costs incurred during performance of the contract, up to a ceiling based on the amount that has been funded, plus a fee. As we increase or decrease our spending on allowable costs, our revenue generated on cost-reimbursable contracts will increase, up to the ceiling and funded amounts, or decrease respectively. We generate revenue under two general types of cost-reimbursable contracts: cost-plus-fixed-fee and cost-plus-award-fee, both of which reimburse allowable costs and provide for a fee. The fee under each type of cost-reimbursable contract is generally payable upon completion of services in accordance with the terms of the contract. Cost-plus-fixed-fee contracts offer no opportunity for payment beyond the fixed fee. Cost-plus-award-fee contracts also provide for an award fee that varies within specified limits based upon the client’s assessment of our performance against a predetermined set of criteria, such as targets for factors like cost, quality, schedule, and performance.

•
Time-and-Materials Contracts. Under a time-and-materials contract, we are paid a fixed hourly rate for each direct labor hour expended, and we are reimbursed for billable material costs and billable out-of-pocket expenses inclusive of allocable indirect costs. To the extent our actual direct labor including allocated indirect costs, and associated billable expenses decrease or increase in relation to the fixed hourly billing rates provided in the contract, we will generate more or less profit, respectively, or could incur a loss.

•
Fixed-Price Contracts. Under a fixed-price contract, we agree to perform the specified work for a pre-determined price. To the extent our actual direct and allocated indirect costs decrease or increase from the estimates upon which the price was negotiated, we will generate more or less profit, respectively, or could incur a loss. Some fixed-price contracts have a performance-based component, pursuant to which we can earn incentive payments or incur financial penalties based on our performance. Fixed-price level of effort contracts require us to provide a specified level of effort (i.e., labor hours), over a stated period of time, for a fixed price.

The amount of risk and potential reward varies under each type of contract. Under cost-reimbursable contracts, there is limited financial risk, because we are reimbursed for all allowable costs up to a ceiling. However, profit margins on this type of contract tend to be lower than on time-and-materials and fixed-price contracts. Under time-and-materials contracts, we are reimbursed for the hours worked using the predetermined hourly rates for each labor category. In addition, we are typically reimbursed for other contract direct costs and expenses at cost. We assume financial risk on time-and-materials contracts because our labor costs may exceed the negotiated billing rates. Profit margins on well-managed time-and-materials contracts tend to be higher than profit margins on cost-reimbursable contracts as long as we are able to staff those contracts with people who have an appropriate skill set. Under fixed-price contracts, we are required to deliver the objectives under the contract for a pre-determined price. Compared to time-and-materials and cost-reimbursable contracts, fixed-price contracts generally offer higher profit margin opportunities because we receive the full benefit of any cost savings but generally involve greater financial risk because we bear the impact of any cost overruns. In the aggregate, the contract type mix in our revenue for any given period will affect that period's profitability. Over the last twelve months we have experienced a relatively stable contract mix, with a shift from from time-and-materials contracts and cost-reimbursable contracts to fixed-price contracts during the three months ended December 31, 2013.
The table below presents the percentage of total revenue for each type of contract:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Cost-reimbursable (1)	55%	58%	55%	57%
Time-and-materials	26%	27%	28%	28%
Fixed-price (2)	19%	15%	17%	15%

(1)	Includes both cost-plus-fixed-fee and cost-plus-award-fee contracts.

(2)	Includes fixed-price level of effort contracts.

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
Our People
Revenue from our contracts is derived from services delivered by consulting staff and, to a lesser extent, from our subcontractors. Our ability to hire, retain, and deploy talent with skills appropriately aligned with client needs is critical to our ability to grow our revenue. We continuously evaluate whether our talent base is properly sized and appropriately compensated, and contains an optimal mix of skills to be cost competitive and meet the rapidly evolving needs of our clients.We seek to achieve that result through recruitment and management of capacity and compensation. As of December 31, 2013 and 2012, we employed approximately 22,700 and 24,800 people, respectively, of which approximately 20,600 and 22,400, respectively, were consulting staff.
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
The following table summarizes the value of our contract backlog at the respective dates presented:

	As of December 31,
	2013	2012
	(In millions)
Backlog: (1)
Funded	$2,498	$3,152
Unfunded (2)	2,636	3,367
Priced options (3)	5,233	6,157
Total backlog	$10,367	$12,676

(1)
Backlog presented in the above table includes backlog acquired from the Company's acquisition of ARINC's Defense Systems Engineering and Support (DSES) division on November 30, 2012. Total backlog acquired from DSES is approximately $662 million as of December 31, 2013.

(2)
Reflects a reduction by management to the revenue value of orders for services under two existing single award ID/IQ contracts the Company has had for several years, based on an established pattern of funding under these contracts by the U.S. government.

(3)	Amounts shown reflect 100% of the undiscounted revenue value of all priced options.
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

We view growth in total backlog and consulting staff headcount as the two key measures of our potential business growth. Growing and deploying consulting staff is the primary means by which we are able to achieve profitable revenue growth. To the extent that we are able to hire additional consulting staff and deploy them against funded backlog, we generally recognize increased revenue. Total backlog, including backlog from Booz Allen Hamilton Engineering Services, LLC, or BES, of $662 million, decreased by 18.2% from December 31, 2012 to December 31, 2013. Funded backlog of $2.5 billion, including funded backlog from BES of $241 million, decreased by 20.7% from December 31, 2012 to December 31, 2013. Additions to funded backlog during the twelve months ended December 31, 2013, including backlog from BES, totaled $5.0 billion in comparison to $5.7 billion for the comparable period, with the decrease due to challenging and uncertain market conditions which is contributing to a lower conversion of unfunded backlog to funded backlog, the reduced award of new contracts and task orders under which funding was appropriated, and the decline in exercise and subsequent funding of priced options. With the passing of the $1.1 trillion Consolidated Appropriations Act in January 2014, we expect the pace of contract awards to increase throughout the remainder of the U.S. government’s fiscal year ending September 30, 2014. We report internally on our backlog on a monthly basis and review backlog upon occurrence of certain events to determine if any adjustments are necessary.

We cannot predict with any certainty the portion of our backlog that we expect to recognize as revenue in any future period and we cannot guarantee that we will recognize any revenue from our backlog. The primary risks that could affect our ability to recognize such revenue on a timely basis or at all are: program schedule changes, contract modifications, and our ability to assimilate and deploy new consulting staff against funded backlog; cost cutting initiatives and other efforts to reduce U.S. government spending, which could reduce or delay funding for orders for services; and delayed funding of our contracts due to delays in the completion of the U.S. government's budgeting process and the use of continuing resolutions by the U.S. government to fund its operations. Funded backlog includes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the funded backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a pre-determined expiration date such as the end of the U.S. government's fiscal year. The revenue value of orders included in funded backlog that has not been recognized as revenue due to period of performance expirations has not exceeded approximately 5.9% of funded backlog as of the end of any of the eight fiscal quarters preceding the fiscal quarter ended December 31, 2013. In our recent experience, none of the following additional risks have had a material negative effect on our ability to realize revenue from our funded backlog: the unilateral right of the U.S. government to cancel multi-year contracts and related orders or to terminate existing contracts for convenience or default; in the case of unfunded backlog, the potential that funding will not be made available; and, in the case of priced options, the risk that our clients will not exercise their options.
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
Results of Operations
The following table sets forth items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended December 31,		Percent	Nine Months Ended December 31,		Percent
	2013	2012	Change	2013	2012	Change
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
	(In thousands)			(In thousands)
Revenue	$1,273,150	$1,392,695	(8.6)%	$4,078,861	$4,212,769	(3.2)%
Operating costs and expenses:
Cost of revenue	662,053	692,920	(4.5)%	2,048,663	2,122,356	(3.5)%
Billable expenses	320,370	382,520	(16.2)%	1,083,890	1,114,424	(2.7)%
General and administrative expenses	175,748	182,532	(3.7)%	520,557	588,385	(11.5)%
Depreciation and amortization	17,945	18,127	(1.0)%	54,377	54,243	0.2%
Total operating costs and expenses	1,176,116	1,276,099	(7.8)%	3,707,487	3,879,408	(4.4)%
Operating income	97,034	116,596	(16.8)%	371,374	333,361	11.4%
Interest expense	(18,874)	(21,731)	(13.1)%	(59,761)	(50,788)	17.7%
Other, net	21	134	(84.3)%	(1,619)	(7,692)	(79.0)%
Income before income taxes	78,181	94,999	(17.7)%	309,994	274,881	12.8%
Income tax expense	31,014	38,815	(20.1)%	124,701	110,636	12.7%
Net income	$47,167	$56,184	(16.0)%	$185,293	$164,245	12.8%

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012
Revenue
Revenue decreased to $1,273.2 million from $1,392.7 million, or an 8.6% decrease. The decrease was primarily driven by a reduction in billable hours and our management of subcontractors during the government shutdown in October 2013 and the continued uncertain federal budget environment. Lower billable hours combined with capacity and cost management efforts has resulted in reductions in headcount. The decrease in revenue was partially offset by an increase in revenue of $53.7 million from the Company's acquisition of BES. Conversions to funded backlog during the twelve months ended December 31, 2013 totaled $5.0 billion in comparison to $5.7 billion for the twelve months ended December 31, 2012, with the decrease due to challenging and uncertain market conditions, the reduced award of new contracts and task orders under which funding was appropriated, and the decline in exercise and subsequent funding of priced options during the twelve months ended December 31, 2013 due to the October government shutdown and delays in the government’s budgetary decisions. With the passing of the $1.1 trillion Consolidated Appropriations Act in January 2014, we expect the pace of contract awards and funding on our unfunded backlog and priced options to increase throughout the remainder of the U.S. government’s fiscal year ending September 30, 2014.
Cost of Revenue
Cost of revenue decreased to $662.1 million from $692.9 million, or a 4.5% decrease. This decrease was primarily due to a decrease in salaries and salary-related benefits of $28.5 million, and a decrease in employer retirement plan contributions of $12.4 million. The decrease in salaries and salary-related benefits was primarily due to reduced headcount in senior direct consulting staff. The decrease in employer retirement plan contributions was due to a decrease in the Company's expected discretionary employer contribution for fiscal 2014 as well as the reduced headcount noted above. The above decreases were offset by an increase of $9.6 million in incentive compensation. Cost of revenue as a percentage of revenue was 52.0% and 49.8% in the three months ended December 31, 2013 and 2012, respectively.
Billable Expenses
Billable expenses decreased to $320.4 million from $382.5 million, or a 16.2% decrease. The overall decrease was primarily due to decreases in subcontractor-related expenses and other billable expenses of $90.6 million incurred to perform on contracts. Direct subcontractor related expenses and other billable expenses decreased period over period due to the Company's continued management of its use of subcontractors and a decline in equipment purchases from the government. The effects of uncertain market conditions and delays in the U.S. government's budgetary process delayed funding on our contracts which directly impacted funding to our subcontractors and other purchases made to perform on contracts. This decrease was partially offset by additional billable expenses from BES of $27.8M due to BES' large percentage of work from subcontractors. Billable expenses as a percentage of revenue were 25.2% and 27.5% in the three months ended December 31, 2013 and 2012, respectively.

General and Administrative Expenses
General and administrative expenses decreased to $175.7 million from $182.5 million, or an 3.7% decrease. This decrease was due to decreases in salaries and salary-related benefits of $12.8 million and a decrease of $3.8 million in employer retirement plan contributions. The decrease in salaries and salary-related expenses was primarily driven by the net reduction in our headcount. The decrease in employer retirement plan contributions was due to a decrease in the Company's expected discretionary employer contribution percentage for fiscal 2014 as well as the reduced headcount noted above. The decrease was offset by an increase in incentive compensation of $3.9 million and an increase in other business related expenses and professional fees of $3.7 million. General and administrative expenses as a percentage of revenue were 13.8% and 13.1% for the three months ended December 31, 2013 and 2012, respectively.
Depreciation and Amortization
Depreciation and amortization decreased to $17.9 million from $18.1 million, or a 1.0% decrease.
Interest Expense
Interest expense decreased to $18.9 million from $21.7 million, or a 13.1% decrease, primarily due to the debt refinancing transaction that took place in August 2013 which resulted in a lower interest rate on the outstanding principal balance.
Income Tax Expense
Income tax expense decreased to $31.0 million from $38.8 million, or a 20.1% decrease, primarily due to a decrease in pre-tax income consistent with the declines in Operating Income, as described above.

Nine Months Ended December 31, 2013 Compared to Nine Months Ended December 31, 2012
Revenue
Revenue decreased to $4,078.9 million from $4,212.8 million, or a 3.2% decrease. The decrease was primarily driven by a reduction in billable hours due to modestly lower demand in an uncertain federal budget environment. Lower billable hours combined with capacity and cost management efforts has resulted in reductions in headcount. However, a continued high level of productivity of consulting staff minimized the impact on our revenue from headcount declines. The decrease in revenue was partially offset by an increase in revenue of $200.8 million from the Company's acquisition of BES. Conversions to funded backlog during the twelve months ended December 31, 2013 totaled $5.0 billion in comparison to $5.7 billion for the twelve months ended December 31, 2012. The decrease in revenue conversion was due to challenging and uncertain market conditions which contributed to a lower conversion of unfunded backlog to funded backlog, the reduced award of new contracts and task orders under which funding was appropriated, and the decline in exercise and subsequent funding of priced options.
Cost of Revenue
Cost of revenue decreased to $2,048.7 million from $2,122.4 million, or a 3.5% decrease. This decrease was primarily due to a decrease in salaries and salary-related benefits of $47.5 million, a decrease in employer retirement plan contributions of $39.5 million, and a decrease in stock based compensation costs of $2.9 million. The decrease was partially offset by increases in incentive compensation of $9.1 million and other direct consulting staff expenses of $7.2 million. The decrease in salaries and salary-related benefits was primarily due to reduced headcount in senior direct consulting staff. The decrease in employer retirement plan contributions was due to a decrease in the Company's expected discretionary employer contribution for fiscal 2014 as well as the reduced headcount noted above. Cost of revenue as a percentage of revenue was 50.2% and 50.4% in the nine months ended December 31, 2013 and 2012, respectively.
Billable Expenses
Billable expenses decreased to $1,083.9 million from $1,114.4 million, or a 2.7% decrease. The overall decrease was primarily due to decreases in subcontractor-related expenses and other billable expenses of $145.5 million incurred to perform on contracts. Direct subcontractor related expenses decreased due to the Company's continued management of the use of subcontractors and a decline in equipment purchases from the government. However, this decrease was partially offset by additional billable expenses from BES of $107.7 million due to BES' large percentage of work from subcontractors. Billable expenses as a percentage of revenue were 26.6% and 26.5% in the nine months ended December 31, 2013 and 2012, respectively.

General and Administrative Expenses
General and administrative expenses decreased to $520.6 million from $588.4 million, or a 11.5% decrease. This decrease was primarily due to a decrease in salaries and salary-related benefits of $45.1 million and a decrease of $11.5 million in employer retirement plan contributions. The decrease in salaries and salary-related expenses was primarily driven by the net reduction in our headcount. The decrease in employer retirement plan contributions was due to a decrease in the Company's expected discretionary employer contribution percentage for fiscal 2014 as well as the reduced headcount noted above. The remaining decrease was due to decreases in stock based compensation of $2.9 million and decreases in business-related transaction expenses, such as expenses incurred in the nine months ended December 31, 2012 associated with the Company's July 2012 debt recapitalization and acquisitions that occurred during fiscal 2013 and decreases in professional fees and other expenses due to the Company's continued focus on cost management. The decreases were offset by an increase in incentive compensation of $1.6 million. General and administrative expenses as a percentage of revenue were 12.8% and 14.0% for the nine months ended December 31, 2013 and 2012, respectively.
Depreciation and Amortization
Depreciation and amortization increased to $54.4 million from $54.2 million, or a 0.2% increase. This increase was primarily due to increased amortization of intangible assets driven by the Company's acquisition of BES.
Interest Expense
Interest expense increased to $59.8 million from $50.8 million, or an 17.7% increase, primarily due to additional principal incurred in connection with the Company's debt recapitalization consummated on July 31, 2012.
Income Tax Expense
Income tax expense increased to $124.7 million from $110.6 million, or a 12.7% increase, primarily due to an increase in pre-tax income consistent with the increase in Operating Income, as described above.

Liquidity and Capital Resources
We have historically been able to generate sufficient cash to fund our operations, debt payments, capital expenditures, and discretionary funding needs. We had $403.2 million and $350.4 million in cash and cash equivalents as of December 31, 2013 and March 31, 2013, respectively, and our debt totaled $1,674.5 million and $1,715.2 million as of December 31, 2013 and March 31, 2013, respectively. However, due to fluctuations in cash flows and delays in the U.S. government's budgetary process, it may be necessary from time to time in the future to borrow under our senior secured loan facilities to meet cash demands. We anticipate that cash provided by operating activities, existing cash and cash equivalents, and borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash requirements for the next twelve months, which primarily include:

•	operating expenses, including salaries;

•	working capital requirements to fund the growth of our business;

•	capital expenditures which primarily relate to the purchase of computers, business systems, furniture and leasehold improvements to support our operations;

•	debt service requirements for borrowings under our senior secured loan facilities; and

•	cash taxes to be paid.

The following table summarizes the cash distributions recognized in the consolidated statement of cash flows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Recurring dividends (1)	$14,422	$12,239	$42,612	$36,279
Special dividends (2)	144,218	—	144,218	1,073,733
Dividend equivalents (3)	4,157	12,034	52,065	59,471
Total distributions	$162,797	$24,273	$238,895	$1,169,483

(1) Amounts represent recurring dividends of $0.10 per share and $0.09 per share that were declared and paid for during each quarter of fiscal 2014 and fiscal 2013, respectively.
(2) Amounts represent special dividends of $1.00 per share and $8.00 per share that were declared and paid for during fiscal 2014 and 2013, respectively.
(3) Dividend equivalents are distributions made to option holders equal to the special dividends declared and paid.

For the special cash dividend of $1.00 per share declared during the three months ended December 31, 2013, the Board of Directors, acting as the Administrator of the Officers' Rollover Stock Plan and the EIP made a determination to adjust the outstanding Rollover and EIP options for the special dividend to prevent the dilution of the options.  The adjustment was in the form of a $1.00 dividend equivalent. Holders of the Rollover options will receive a cash payment equal to the amount of the special dividend on the exercise of the option during the options' mandatory exercise period. Holders of EIP options will receive a cash payment equal to the amount of the special dividend paid on November 29, 2013 or the vesting of the EIP option, whichever is later.

The Board of Directors, as the Administrator of the Officers' Rollover Stock Plan and the EIP has discretion in how to effect the required adjustment to keep option holders whole in the event of a distribution of dividends that triggers certain anti-dilution clauses within the respective plans. In the event the Board of Directors elects to grant option holders a cash payment equal to the amount of the special dividend, the Company accrues a stock-based compensation liability as the respective option's stock compensation expense is recorded in the statement of operations. This obligation will be settled on the options' mandatory exercise date for Rollover options and on the later of the date the dividend is paid or vesting for the EIP options. The stock-based compensation liability as of December 31, 2013 includes all special dividends declared through December 31, 2013. As of December 31, 2013 and March 31, 2013, the Company calculated a total recorded and unrecorded stock-based compensation liability of $65.3 million and $106.4 million, respectively, related to the special dividends paid in July 2009, December 2009, June 2012, and August 2012.

On January 31, 2014, we announced a regular quarterly cash dividend in the amount of $0.10 per share and a special cash dividend of $1.00 per share, each payable on February 28, 2014 to shareholders of record on February 10, 2014. The Board of Directors, acting as the Administrator of the Officers' Rollover Stock Plan and the EIP made a determination to adjust the outstanding Rollover and EIP options for the special dividend to prevent the dilution of the options.  The adjustment is in the form of a $1.00 dividend equivalent. Holders of the Rollover Options will receive a cash payment equal to the amount of the special dividend on the exercise of the option during the options' mandatory exercise period. Holders of EIP options will receive a cash payment equal to the amount of the special dividend payable on February 28, 2014 or the vesting of the EIP option, whichever is later.
From time to time we evaluate alternative uses for excess cash resources including debt prepayments, payment of recurring and special dividends, funding acquisitions or share repurchases up to the Board of Directors current approved amount of $30.0 million, of which no shares have been repurchased as of December 31, 2013. Any determination to pursue one or more of the above alternative uses for excess cash is subject to the discretion of our Board of Directors, and will depend upon various factors, including our results of operations, financial condition, liquidity requirements, restrictions that may be imposed by applicable law, our contracts, and our senior secured credit agreement, as amended, and other factors deemed relevant by our Board of Directors.
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
Accounts receivable is the principal component of our working capital and is generally driven by revenue growth with other short-term fluctuations related to the payment practices of our clients. Our accounts receivable reflect amounts billed to our clients as of each balance sheet date. Our clients generally pay our invoices within 30 days of the invoice date. At any month-end, we also include in accounts receivable the revenue that was recognized in the preceding month, which is generally billed early in the following month. Finally, we include in accounts receivable amounts related to revenue accrued in excess of amounts billed, primarily on our fixed-price and cost-plus-award-fee contracts. The total amount of our accounts receivable can vary significantly over time, but is generally sensitive to revenue levels. Total accounts receivable (billed and unbilled combined, net of allowance for doubtful accounts) days sales outstanding or DSO, which we calculate by dividing total accounts receivable by revenue per day during the relevant fiscal quarter, was 66 as of December 31, 2013 and 61 as of March 31, 2013.
The table below sets forth our net cash flows for the periods presented:

	Nine Months Ended December 31,
	2013	2012
	(Unaudited)	(Unaudited)
	(In thousands)
Net cash provided by operating activities	$292,334	$398,934
Net cash used in investing activities	(5,499)	(178,027)
Net cash used in financing activities	(234,055)	(387,697)
Total increase / (decrease) in cash and cash equivalents	$52,780	$(166,790)
Net Cash from Operating Activities
Net cash from operations is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from clients in a timely manner, and our ability to manage our vendor payments. Net cash provided by operations was $292.3 million in the nine months ended December 31, 2013 compared to $398.9 million in the same prior year period, or a 26.7% decrease. The decrease in net cash provided by operations was primarily due to lower cash collections resulting from less timely payments by our customers than in the comparable prior year period, due in part to the government sequestration and shutdown, and staff furloughs in the government agency payment offices.
Net Cash from Investing Activities
Net cash used in investing activities was $5.5 million in the nine months ended December 31, 2013 compared to $178.0 million in the same prior year period, or a 96.9% decrease. The decrease in net cash used in investing activities was primarily due to the $155.1 million in cash paid to ARINC for the acquisition of DSES during the nine months ended December 31, 2012; there was no similar transaction during the nine months ended December 31, 2013.
Net Cash from Financing Activities
Net cash used in financing activities was $234.1 million in the nine months ended December 31, 2013 compared to $387.7 million in the same prior year period, or a 39.6% decrease. The decrease in net cash used in financing activities was primarily due to special cash dividends paid, partially offset by the proceeds from the July 31, 2012 Recapitalization Transaction. Special dividends paid during the nine months ended December 31, 2013 were $1.00 per share as compared to $8.00 per share for the nine months ended December 31, 2012. On October 15, 2013, we accessed $250 million of our $500 million revolving credit facility to safeguard against the possible consequences of a failure by Congress to increase the U.S. government's ability to incur indebtedness in excess of its current limit. On October 18, 2013, following the increase of the debt limit by Congress, we repaid the $250 million borrowed from the revolving credit facility.
Indebtedness
Our debt totaled $1,674.5 million and $1,715.2 million as of December 31, 2013 and March 31, 2013, respectively. The interest rate in effect for Term Loan A was 2.67% and for Term Loan B was 3.75% as of December 31, 2013, and 2.70% for Term Loan A and 4.50% for Term Loan B as of March 31, 2013. As of December 31, 2013 and March 31, 2013, there were no amounts outstanding under our revolving credit facility of $500 million. As of December 31, 2013, the Company was in compliance with all of its financial covenants under its credit facilities.

On August 16, 2013, the Company consummated a repricing of its outstanding Term Loan B indebtedness by entering into the First Amendment to its Credit Agreement. As of December 31, 2013, the Credit Agreement provided the Company with a $725.0 million Term Loan A and a $1,025.0 million Term Loan B, and a $500.0 million revolving credit facility with a $100.0 million sublimit for letters of credit.
Absent any prepayment accelerations of Debt Issuance Costs, or DIC, or the effect of changes in interest rates, the following table summarizes the estimated annual amortization expense of DIC using the effective interest rate method:

	DIC Amortization Expense
	Total	2014	2015	2016	2017	2018	Thereafter
	(in thousands)
Term Loan A	$9,056	$731	$2,855	$2,614	$2,181	$675	$—
Term Loan B	9,416	383	1,583	1,636	1,681	1,734	2,399
Revolver	8,857	545	2,213	2,219	2,213	1,667	—
Total	$27,329	$1,659	$6,651	$6,469	$6,075	$4,076	$2,399
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

The loans under the Credit Agreement, as amended, are secured by substantially all of our assets and none of such assets will be available to satisfy the claims of our general creditors. The Credit Agreement, as amended, contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following, in each case subject to certain exceptions: a maximum net total leverage ratio; a minimum net interest coverage ratio; limitations on indebtedness and liens; mergers, consolidations or amalgamations, or liquidations, wind-ups or dissolutions; dispositions of property; restricted payments; investments; transactions with affiliates; sale and lease back transactions; change in fiscal periods; negative pledges; restrictive agreements; limitations on line of business; limitations on speculative hedging and limitations on changes of names and jurisdictions. In addition, we are required to meet certain financial covenants at each quarter end, namely Consolidated Net Total Leverage and Consolidated Net Interest Coverage Ratios. As of December 31, 2013, we were compliant with these covenants.

On October 15, 2013, we accessed $250 million of our $500 million revolving credit facility to safeguard against the possible consequences of a failure by Congress to increase the U.S. government's ability to incur indebtedness in excess of its current limit. On October 18, 2013, following the increase of the debt limit by Congress, we repaid the $250 million borrowed from the revolving credit facility.

Capital Structure and Resources
Our stockholders’ equity amounted to $278.7 million as of December 31, 2013, an increase of $51.9 million compared to stockholders’ equity of $226.8 million as of March 31, 2013, primarily due to net income of $185.3 million in the nine months ended December 31, 2013, stock option exercises, common stock issuances, and stock-based compensation expense of $14.1 million.
Off-Balance Sheet Arrangements
As of December 31, 2013, we did not have any off-balance sheet arrangements.
Capital Expenditures
Since we do not own any of our facilities, our capital expenditure requirements primarily relate to the purchase of computers, business systems, furniture, and leasehold improvements to support our operations. Direct facility and equipment costs billed to clients are not treated as capital expenses. Our capital expenditures for the nine months ended December 31, 2013 and 2012 were $12.3 million and $20.7 million, respectively, and the majority of such capital expenditures related to facilities infrastructure, equipment, and information technology. Expenditures for facilities infrastructure and equipment are generally incurred to support new and existing programs across our business. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure.
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
These risks and other factors include: cost cutting and efficiency initiatives, budget reductions, Congressionally mandated automatic spending cuts, and other efforts to reduce U.S. government spending, including automatic sequestration required by the Budget Control Act of 2011 (as amended by the American Taxpayer Relief Act of 2012 and the Consolidated Appropriations Act, 2014), which have reduced and delayed contract awards and funding for orders for services especially in the current political environment or otherwise negatively affect our ability to generate revenue under contract awards, including as a result of reduced staffing and hours of operation at U.S. government clients; delayed funding of our contracts due to uncertainty relating to and a possible failure of Congressional efforts to craft a long-term agreement on the U.S. government’s ability to incur indebtedness in excess of its current limits prior to February 7, 2014, the date on which legislation relating to the U.S. government’s debt limit expires, or changes in the pattern or timing of government funding and spending (including those resulting from or related to cuts associated with sequestration or other budgetary cuts made in lieu of sequestration); current and continued uncertainty around the timing, extent, nature, and effect of Congressional and other U.S. government action to address budgetary constraints, including, but not limited to, uncertainty around the outcome of Congressional efforts to craft a long-term agreement on the U.S. government’s ability to incur indebtedness in excess of its current limits, and the U.S. deficit; any issue that compromises our relationships with the U.S. government or damages our professional reputation, including negative publicity concerning government contractors in general or us in particular; changes in U.S. government spending, including a continuation of efforts by the U.S. government to decrease spending for management support service contracts, and mission priorities that shift expenditures away from agencies or programs that we support; the size of our addressable markets and the amount of U.S. government spending on private contractors; failure to comply with numerous laws and regulations; our ability to compete effectively in the competitive bidding process and delays or losses of contract awards caused by competitors' protests of major contract awards received by us; the loss of General Services Administration Multiple Award schedule contracts, or GSA schedules, or our position as prime contractor on government-wide acquisition contract vehicles, or GWACs; changes in the mix of our contracts and our ability to accurately estimate or otherwise recover expenses, time, and resources for our contracts; our ability to generate revenue under certain of our contracts; our ability to realize the full value of and replenish our backlog and the timing of our receipt of revenue under contracts included in backlog; changes in estimates used in recognizing revenue; an inability to attract, train, or retain employees with the requisite skills, experience, and security clearances; an inability to hire, assimilate, and deploy enough employees to serve our clients under existing contracts; an inability to timely and effectively utilize our employees; failure by us or our employees to obtain and maintain necessary security clearances; the loss of members of senior management or failure to develop new leaders; misconduct or other improper activities from our employees or subcontractors, including the improper use or release of our clients' sensitive or classified information; increased insourcing by various U.S. government agencies due to changes in the definition of “inherently governmental” work, including proposals to limit contractor access to sensitive or classified information and work assignments; increased competition from other companies in our industry; failure to maintain strong relationships with other contractors; inherent uncertainties and potential adverse developments in legal or regulatory proceedings, including litigation, audits, reviews, and investigations, which may result in materially adverse judgments, settlements, withheld payments, penalties, or other unfavorable outcomes including debarment, as well as disputes over the availability of insurance or indemnification; continued efforts to change how the U.S. government reimburses compensation related and other expenses or otherwise limit such reimbursements, including recent rules that expand the scope of existing reimbursement limitations, such as a reduction in allowable annual employee compensation to certain contractors as a result of the Bipartisan Budget Act of 2013, and an increased risk of compensation being deemed unallowable or payments being withheld as a result of U.S. government audit, review or investigation; internal system or service failures and security breaches, including, but not limited to, those resulting from external cyber attacks on our network and internal systems; risks related to changes to our operating structure, capabilities, or strategy intended to address client needs, grow our business or respond to market developments; risks associated with new relationships, clients, capabilities, and service offerings in our U.S. and international businesses; failure to comply with special U.S. government laws and regulations relating to our international operations; risks related to our indebtedness and credit facilities which contain financial and operating covenants; the adoption by the U.S. government of new laws, rules, and regulations, such as those relating to organizational conflicts of interest issues or limits; risks related to completed and future acquisitions, including our ability to realize the expected benefits from such acquisitions; an inability to utilize existing or future tax benefits, including those related to our stock-based compensation expense, for any reason, including a change in law; variable purchasing patterns under U.S. government GSA schedules, blanket purchase agreements and indefinite delivery, indefinite quantity, or ID/IQ, contracts; and other risks and factors described in Part II, “Item 1A. Risk Factors” and elsewhere in this Quarterly Report.
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
Six former officers and stockholders who had departed the firm prior to July 31, 2008, the date on which we became majority owned by The Carlyle Group and certain of its affiliated investment funds, as described in the Company’s Annual Report, or the Acquisition, have filed a total of nine suits in various jurisdictions, with original filing dates ranging from July 3, 2008 through December 15, 2009 (three of which were amended on July 2, 2010 and then further amended into one consolidated complaint on September 7, 2010), against us and certain of our current and former directors and officers. Each of the suits arises out of the Acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the Acquisition. Some of the suits also allege that the Acquisition price paid to stockholders was insufficient. The various suits assert claims for breach of contract, tortious interference with contract, breach of fiduciary duty, civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations, violations of the Employee Retirement Income Security Act and/or securities and common law fraud. Two of these suits have been dismissed with all appeals exhausted. Five of the remaining suits are pending in the United States District Court for the Southern District of New York, the sixth is pending in New York state court, and the seventh is pending in the United States District Court for the Southern District of California. The aggregate alleged damages sought in these seven remaining suits is approximately $348.7 million ($291.5 million of which is sought to be trebled pursuant to RICO), plus punitive damages, costs, and fees. Although the outcome of any of these cases is inherently uncertain and may be materially adverse, based on current information, management does not expect them to have a material adverse effect on our financial condition and results of operations.

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

101
The following materials from Booz Allen Hamilton Holding Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2013 and March 31, 2013; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2013 and 2012; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2013 and 2012; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2013 and 2012; and (v) Notes to Condensed Consolidated Financial Statements.**

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

Booz Allen Hamilton Holding Corporation
Registrant

Date: January 31, 2014	By:	/s/ Samuel R. Strickland
Samuel R. Strickland Executive Vice President Chief Financial Officer, Chief Administrative Officer and Director (Principal Financial and Accounting Officer)