Form 10-K
period 2014-03-31
Booz Allen Hamilton Holding Corp
filed 2014-05-22
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-K
 ___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2014

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
None.
__________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those sections.
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of September 30, 2013, the market value of the voting and non-voting common equity held by non-affiliates based on the closing price as of that day was $830,267,765.

1

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of May 16, 2014
Class A Common Stock	143,446,817
Class B Non-Voting Common Stock	525,370
Class C Restricted Common Stock	914,101
Class E Special Voting Common Stock	4,424,814

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders scheduled for July 31, 2014 are incorporated by reference into Part III.

2

1

INTRODUCTORY NOTE
Unless the context otherwise indicates or requires, as used in this Annual Report on Form 10-K for the fiscal year ended March 31, 2014 references to: (i) “we,” “us,” “our” or our “company” refer to Booz Allen Hamilton Holding Corporation, its consolidated subsidiaries and predecessors; (ii) “Booz Allen Holding” refers to Booz Allen Hamilton Holding Corporation exclusive of its subsidiaries; (iii) “Booz Allen Investor” refers to Booz Allen Hamilton Investor Corporation, a wholly-owned subsidiary of Booz Allen Holding; (iv) “Booz Allen Hamilton” refers to Booz Allen Hamilton Inc., our primary operating company and a wholly-owned subsidiary of Booz Allen Holding; and (v) “fiscal,” when used in reference to any twelve-month period ended March 31, refers to our fiscal years ended March 31. Unless otherwise indicated, information contained in this Annual Report is as of March 31, 2014. We have made rounding adjustments to reach some of the figures included in this Annual Report and, unless otherwise indicated, percentages presented in this Annual Report are approximate.
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

•
delayed funding of our contracts due to uncertainty relating to and a possible failure of Congressional efforts to craft a long-term agreement on the U.S. government’s ability to incur indebtedness in excess of its current limits, or changes in the pattern or timing of government funding and spending (including those resulting from or related to cuts associated with sequestration or other budgetary cuts made in lieu of sequestration);

•
current and continued uncertainty around the timing, extent, nature, and effect of ongoing Congressional and other U.S. government action to address budgetary constraints, including, but not limited to, uncertainty around the outcome of Congressional efforts to craft a long-term agreement on the U.S. government’s ability to incur indebtedness in excess of its current limits and the U.S. deficit;

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

•	the size of our addressable markets and the amount of U.S. government spending on private contractors;

•	failure to comply with numerous laws and regulations;

•	our ability to compete effectively in the competitive bidding process and delays or losses of contract awards caused by competitors’ protests of major contract awards received by us;

•	the loss of General Services Administration Multiple Award schedule contracts, or GSA schedules, or our position as prime contractor on government-wide acquisition contract vehicles, or GWACs;

•	changes in the mix of our contracts and our ability to accurately estimate or otherwise recover expenses, time, and resources for our contracts;

•	our ability to generate revenue under certain of our contracts;

•	our ability to realize the full value of and replenish our backlog and the timing of our receipt of revenue under contracts included in backlog;

•	changes in estimates used in recognizing revenue;

•	an inability to attract, train, or retain employees with the requisite skills, experience, and security clearances;

•	an inability to hire, assimilate, and deploy enough employees to serve our clients under existing contracts;

•	an inability to timely and effectively utilize our employees;

•	failure by us or our employees to obtain and maintain necessary security clearances;

•	the loss of members of senior management or failure to develop new leaders;

•	misconduct or other improper activities from our employees or subcontractors, including the improper use or release of our clients’ sensitive or classified information;

•
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

•	internal system or service failures and security breaches, including, but not limited to, those resulting from external cyber attacks on our network and internal systems;

•	risks related to changes to our operating structure, capabilities, or strategy intended to address client needs, grow our business or respond to market developments;

•	risks associated with new relationships, clients, capabilities, and service offerings in our U.S. and international businesses;

•	failure to comply with special U.S. government laws and regulations relating to our international operations;

•	risks related to our indebtedness and credit facilities which contain financial and operating covenants;

•	the adoption by the U.S. government of new laws, rules, and regulations, such as those relating to organizational conflicts of interest issues or limits;

•	risks related to completed and future acquisitions, including our ability to realize the expected benefits from such acquisitions;

•	an inability to utilize existing or future tax benefits, including a change in law;

•	variable purchasing patterns under U.S. government GSA schedules, blanket purchase agreements and indefinite delivery, indefinite quantity, or ID/IQ, contracts; and

•	other risks and factors listed under “Item 1A. Risk Factors” and elsewhere in this Annual Report.
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
Overview
We are a leading provider of management consulting, technology, and engineering services to the U.S. government in the defense, intelligence, and civil markets. Additionally, we provide management and technology consulting services to major corporations, institutions, not-for-profit organizations, and international clients.
We are a well-known, trusted and long-term partner to our clients, who seek our expertise and objective advice to address their most important and complex problems. Leveraging our 100-year consulting heritage and a talent base of approximately 22,700 people, we deploy our deep domain knowledge, functional and technical expertise, and experience to help our clients achieve their objectives. We have a collaborative culture, supported by our operating model, which helps our professionals identify and respond to emerging trends across the markets we serve and deliver enduring results for our clients.
We were founded in 1914 by Edwin Booz, one of the pioneers of management consulting. In 1940, we began serving the U.S. government by advising the Secretary of the Navy in preparation for World War II. As the needs of our clients have grown more complex, we have expanded beyond our management consulting foundation to develop deep expertise in technology, engineering, and analytics. Today, we serve substantially all of the cabinet-level departments of the U.S. government. Our major clients include the Department of Defense, all branches of the U.S. military, the U.S. Intelligence Community, and civil agencies such as the Department of Homeland Security, the Department of Energy, the Department of Health and Human Services, the Department of the Treasury, and the Environmental Protection Agency. We support these clients in addressing complex and pressing challenges such as combating global terrorism, improving cyber capabilities, transforming the healthcare system, improving efficiency and managing change within the government, and protecting the environment. In the commercial sector, we serve U.S. clients primarily in the financial services, healthcare, and energy markets. Our international clients are primarily in the Middle East.
Our business strategy focuses on the proactive development, scaling, and delivery of market relevant capabilities to meet the needs of our clients today and, more importantly, will meet the needs the needs of our clients in the future. Our approach has long been to ensure that we have prime or subcontractor positions on a wide range of contracts that allow clients to access our services. We believe that our implementation of this strategy and approach is reflected in the fact that over 79% of our revenue in our fiscal year 2014 was derived from task orders under indefinite delivery, indefinite quantity (ID/IQ) contract vehicles (inclusive of GSA Schedules and GWACs).
Corporate Structure and Financial History
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
Our Value Proposition to Our Clients
As a leading provider of management consulting, technology, and engineering services to the U.S. government and a provider of such services to major corporations, institutions, and not-for-profit organizations, we believe that we are well positioned to grow across markets characterized by increasing and rapid change. We believe that our dedication to client service and our focus on client success, the quality of our people, the flexibility of our institution and operating model based on our management consulting heritage, the breadth of our functional capabilities, and our focus on innovation provide the strong foundation necessary for our growth.

Our People
Our success as a management consulting, technology, and engineering services firm is highly dependent upon the quality, integrity, and dedication of our people.
Superior Talent Base. We have a highly educated talent base of approximately 22,700 people: as of March 31, 2014, 78% held bachelor degrees, 39% held masters degrees and 3% held doctoral degrees (not including employees from ASE, Inc., one of our wholly owned subsidiaries). In addition, many of the U.S. government contracts for which we compete require contractors to have high-level security clearances, and our large pool of cleared employees allows us to meet these needs. As of March 31, 2014, 75% of our people held government security clearances, which include Secret, Top Secret, Top Secret/Sensitive Compartmented Information and Sensitive Compartmented Information. High-level security clearances generally afford a person access to data that affects national security, counterterrorism or counterintelligence, or other highly sensitive data. Through internal referrals, internships and external recruiting efforts, we are able to successfully renew and grow our talent base, and we believe that our ability to attract top level talent is significantly enhanced by our commitment to professional development, our position as a leader in our markets, the high quality of our work and people, and the appeal of our culture.

Career Progression and a Focus on Talent Development. To encourage development and progression, we provide our people with the opportunity to work on important and complex problems, encourage and acknowledge contributions of people at all levels of seniority, and encourage broad, inclusive, and insightful leadership. In furtherance of these goals, we have introduced a new career progression and people development model designed to recognize and reward employees based on differentiated roles within two tracks: our traditional management consulting track and an engineering and technology track. We continue to leverage an assessment process that helps promote and enforce the consistency of our collaborative culture, core values, and ethics. We also encourage our people to continue developing their substantive skills through continuing education and provide funding for tuition assistance and technical certifications. Our learning programs, which have consistently been recognized as best-in-class in the industry, include partnerships with universities, vendors, and online content providers. These programs offer convenient, cost-effective, quality educational opportunities that are aligned with our core capabilities.
Core Values. We believe that one of the key components of our success is our focus on core values. Our core values are: client service, diversity, excellence, entrepreneurship, teamwork, professionalism, fairness, integrity, respect, and trust. All new hires receive extensive training that emphasizes our core values, facilitates their integration into our collaborative, client-oriented culture, and helps to ensure the delivery of consistent and exceptional client service. As of March 31, 2014, 100% of our employees participated in internal training including mandatory annual ethics training for all employees, as well as additional specialized ethics and compliance training based on job requirements.
The emphasis that we place on our people continues to receive external recognition. External awards and recognition include being named to the “Best Companies” to work for lists published by Working Mother, GI Jobs, CareerBliss, Alliance for Workplace Excellence, and a number of other publications and associations. Additionally, the company was named in 2012, 2013, and 2014 as one of Fortune Magazine’s “The World’s Most Admired Companies,” a list based on quality and brand reputation.
Our Institution and Operating Model
We attribute the strength of our client relationships, the commitment of our people, and our strong financial position to our management consulting heritage and collaborative culture, which instills a relentless focus on delivering value and enduring results to our clients. We operate our business as a single profit center, which drives our ability to collaborate internally and compete externally. We believe that we serve our clients best when we go to market as a whole firm rather than as a collection of individual business units or profit centers.
Our operating model is built on our dedication to client service, which focuses on leveraging our experience and knowledge to provide differentiated insights and our partnership-style culture and compensation system, which fosters collaboration and the efficient allocation of our people across markets, clients, and opportunities. Our approach to the market leverages our deep domain expertise in the defense, intelligence, and civil government markets and commercial and international markets with our strong functional capabilities.
Our Approach to Client Service. Over the past 100 years of serving clients and the 74 years that we have been supporting the U.S. government, we have cultivated relationships of trust with, and developed a comprehensive understanding of, our clients. This insight regarding our clients, together with our deep domain knowledge and functional capabilities, enable us to anticipate, identify, and address the specific needs of our clients. While working on contract engagements, our people work to develop a holistic understanding of the issues and challenges facing the client to ensure that our advice helps them achieve enduring results.
Across all sectors, our clients are facing ever-more challenging issues. We address the complex and evolving needs of our clients by deploying teams of staff with deep mission understanding, market-leading functional capabilities, consulting talent, and true technical and engineering expertise. These staff and functional capabilities are housed within market-facing teams and our cross-market Strategic Innovation Group, while being connected and developed through a strong network of internal communities and an internal resource management function that has the charter to move staff across the entire firm. This approach enables us to quickly assemble, deploy, and redeploy when necessary, multi-faceted client-facing teams comprised of people with the right skills and expertise needed to address specific client challenges. This ability is central to the differentiated value proposition of Booz Allen. We believe that our significant win rates on new and re-competed contracts demonstrate the strength of this approach as well as our industry-leading reputation and our proven track record.
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
Our Functional Capabilities

We provide services to clients by drawing on our functional capability areas described below. These services fall into the broad areas of management consulting and mission operations and engineering and technology services.

Management Consulting and Mission Operations

We provide consulting services to help clients define and achieve their strategic objectives, improve the effectiveness and efficiency of their organization, and ensure the readiness and performance of their workforce. We focus on supporting our clients' most important missions and on transforming our clients' ability to deliver against mission objectives. From operational and business planning to mission performance and strategic decision making, we have the analytic expertise to help clients make informed decisions with deeper insight, less risk, and greater certainty. Our functional capabilities aligned with management consulting and mission operations include: management consulting, human capital and learning, communications, decision analytics, national security and policy analytics, acquisition, and program management and logistics.

Technology and Engineering Services

Our technology and engineering services capabilities focus on helping clients solve their mission-critical needs through the deployment of advanced technological solutions and techniques, scientific exploration, rapid prototyping, full-spectrum engineering, program development and integration. Our highly skilled technology experts and engineers maintain deep knowledge of current technology trends and applications. Our experts combine specialized skills with a collaborative problem-solving approach to ensure that we understand a client's mission and objectives and, based on that understanding, design, develop, and implement technology solutions to support our client's mission and objectives. Our functional capabilities aligned with engineering and technology services include: cyber security, software development and architecture, networks and information technology infrastructure, cloud analytics and tools, engineering, and sciences.
Our Focus on Innovation, Technology, and Engineering Excellence
Our clients’ missions, from national security to financial services to healthcare, have become ever more demanding. Advances in technology have brought the potential for development of new capabilities, but those capabilities are often accompanied by increased cost, complexity, and challenges such as cybersecurity. Our combination of mission understanding and technical and engineering expertise enables our clients to carry out their mission more effectively and efficiently through the use of innovative technologies and analytic approaches. We help clients execute their missions more efficiently by building upon their installed base, enhancing the capabilities of existing platforms, and ensuring the integration of systems and technologies across their enterprises.

Our Strategy for Growth
We serve our clients by identifying, analyzing, and solving their most complex problems. We leverage our deep domain knowledge and understanding of their core missions while providing differentiated functional capabilities in management consulting and mission operations and technology and engineering services. We anticipate developments that will have near- and long-term impacts on our clients' operations and build capabilities and innovative service offerings accordingly. To serve our clients and grow our business, we intend to execute the following strategies:
Realize Growth Opportunities Across our Addressable Market
We intend to capitalize on our scale, our reputation as a trusted long-term partner, the scope of our domain expertise, and our functional capabilities to continue to maintain and grow our existing U.S. government client relationships and expand the scope of the services we provide across our U.S. government client base. In addition, we intend to leverage the capabilities and services that we have developed for our U.S. government clients to expand our portfolio of clients with investments in the continued growth of our commercial and international business.
U.S. Government Clients.We believe that significant growth opportunities exist in our U.S. government markets. We intend to capitalize on our scale, our reputation as a trusted long-term partner, the scope of our domain expertise, and our functional capabilities to continue to maintain and grow our existing U.S. government client relationships and expand the scope of the service we provide across our U.S. government client base. We will continue to help our U.S. government clients recognize more efficient and effective mission execution by deploying our objective insight and expertise across current and future contract engagements. We plan to leverage our comprehensive understanding of our U.S. government clients’ needs to develop and apply emerging capabilities to solve their mission-critical problems.
Commercial Clients. We have built a growing presence in the commercial market. Our expertise in analytics, compliance and cyber technology and services is a competitive advantage for commercial clients in financial services, healthcare, energy, and other sectors in which the protection of critical infrastructure, the security of transactions, and the privacy of information is of paramount importance. While still small relative to the size of our overall business portfolio, our commercial business has shown impressive growth rates and profit margins over the past two years, and we believe there are further attractive growth opportunities in this sector. We have made strategic senior hires and established offices in strategically important locations that have a concentration of potential commercial clients, such as New York City and Houston.
 International Clients. We continue to pursue opportunities to grow internationally and are investing in further strengthening our business leadership and presence in focused regions outside of the United States where we see attractive growth potential. Our primary international activities are in the Middle East and North Africa region, building on a long-term presence in that area supporting military needs of allied countries, and expanding more recently into public and private sector work in areas such as cyber security, analytics, strategy, and improving business operations. Given our success to date and belief in the potential for further growth, we plan to add significantly to our in-country presence in the MENA region during the coming year.
Capitalize on our Differentiated Capabilities in Areas with Growth Potential
Our founding partner, Edwin Booz, is often credited with starting the management consulting profession 100 years ago. We continue to build on his innovative idea and problem solving methodology to help clients in government and industry understand and identify the key drivers of mission success and then put in place the people, processes, and technology to deliver enduring results for clients.
We focus on innovation and building capabilities for both near-term and long-term advantage - both to our clients and to our institution, as opposed to focusing strictly on winning individual procurements. This is a success strategy we have followed for many decades. Our innovations over our 100-year history have included the co-development of the PERT critical path methodology for complex system development; the product life cycle; as well as industry-leading capabilities in cybersecurity, advanced analytics, and advanced engineering/rapid prototyping. Today, we are focused on several areas of core competency that we believe are directly tied to our clients’ mission and business success, and therefore represent growth platforms in our business.
Systems/Software Development. We have delivered high quality systems development solutions to government and commercial clients for more than four decades. Our computer scientists, engineers, and strategists combine deep technical expertise with a keen understanding of our clients’ missions to deliver value through solutions that work in the current operational environment and are designed to meet anticipated future needs. We have created an integrated Functional Standards group dedicated to ensuring: functional standards sustainment, including maintaining the firm’s CMMI/ISO rating and certification; implementation according to a standardized systems development framework; defect prevention; and delivery excellence.
Engineering. Many of our senior leaders and a significant portion of our employees have degrees in engineering or related disciplines. Engineering is a core competency of our firm, which is directly relevant to our clients’ challenges, and this emphasis encourages a disciplined approach to problem-solving and solution design. In recent years, we developed our engineering capabilities through investment and acquisition, including the 2012 acquisition of the Defense Systems and Engineering Support division of ARINC Incorporated. This continued development enables us to bring to our clients broader and deeper technical expertise in technical areas such as Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR), payload integration, and platform modernization. All projects performed within Booz Allen Engineering Services are compliant with our ISO 9001:2008 and/or AS9100 certifications.
Cyber. Network-enabled technology is an integral component of our economy, infrastructure, and national and international security. We provide advanced solutions designed to protect critical infrastructure systems and to meet new and evolving cyber warfare threats. Since 1999, we have been focused on cyber and predecessor areas, such as information assurance. We are currently involved in important cyber-related initiatives for national defense, serving clients including the U.S. Cyber Command and defense, intelligence, and civil clients. Additionally, we are supporting commercial clients, especially those in the financial services industry, in their cyber-security initiatives. Our cyber professionals, many of whom have the highest security clearances to handle the most sensitive materials, assist clients in all phases of cyber-security operations and dynamic network defense. We develop cyber-security solutions utilizing a multi-dimensional approach including people, operations, technology, policy, and management. We have created an intelligence-driven dynamic defense framework for government and commercial networks and information assets, called CYBER4SIGHTTM services, based on the following four main platforms: threat intelligence, incident response, pre-emptive response, and integrated remediation. The Booz Allen Cyber Solutions Network ®, an integrated secure network of cyber centers, provides our clients with advanced analytics, cyber training, network defense, and cyber product/technology evaluation services.
As of March 31, 2014, over 3,800 employees hold over 7,100 certifications representing a variety of technical disciplines, including DoD 8570 specified certifications, from various certifying bodies, such as SANS, Comp TIA, Securible, Ultimate Knowledge, and Skillsoft. Additionally, to continue to position our company as a leader across the broad and growing range of areas requiring cyber-related services, we are focused on hiring new employees with cyber-related expertise and cross training existing employees through our Cyber University program.
We serve our clients by applying our expertise in technology and engineering in areas such as cyber technology and strategic technology and innovation to design, develop, and implement solutions for our clients. As a result, we are able to offer clients a range of technological solutions, such as micro-electronics, biomedical engineering and high-energy lasers, developing proof-of-concept designs, reverse engineering current products and systems, and building test prototypes. Additionally, we provide sophisticated systems engineering and integration, or SE&I, services to help clients manage every phase of the development and integration of increasingly sophisticated information technology, communications and mission system, including satellite and space systems, air traffic control, and naval systems.
Health Care. We believe health reform will continue to provide opportunities across our client base, including payment reform, care delivery transformation, analytics tools and platforms, integration of mobile computing in health care, and the use of social media. We are already involved in assisting our clients to solve complex and multi-disciplinary challenges in these areas, including the Department of Health and Human Services, the Centers for Disease Control and Prevention, National Institutes of Health, Food & Drug Administration, Department of Veterans Affairs, as well as major pharmaceutical companies, health care providers, and payers. For example, we are currently supporting the Centers for Medicare and Medicaid Services to implement policy and advanced analytics to reduce fraud, waste, and abuse; to reduce the wait time for hearing decisions; and increase use of online services, thus reducing improper payments. For the Department of Veterans Affairs, we are currently helping to develop strategies to address the backlog of claims that have become a national issue by applying design thinking and a program called “Connected Health,” which brings mobile, advanced analytics, and process improvement capabilities to support increased veteran care.
Finance. We deliver the firm’s capabilities and service offerings to clients in the federal financial community such as the U.S. Department of Treasury and its bureaus, the Securities and Exchange Commission, the Federal Reserve, and the Pension Benefit Guarantee Corporation. Additionally, we serve major commercial and investment banks, and financial exchanges. Our service offerings and capabilities include cyber technology solutions, program management, regulatory analysis, and systems development. Leveraging our highly-regarded cyber capabilities, we are working with commercial financial services companies to integrate information risk into their overall Enterprise Risk Management process. In the government sector, we have brought our expertise and specialized resources such as our CYBER4SIGHTTM services and Cyber Solutions Network to clients at the Federal Deposit Insurance Corporation, the Federal Reserve, and the Census Bureau. We are currently supporting the Internal

Revenue Service in compliance efforts and enterprise risk management and bringing capabilities in big data analytics to the Internal Revenue Service, the Census Bureau, the U.S. Department of Agriculture, and the National Science Foundation.

Invest in Innovation and Opportunities for Long-Term Growth
Innovation in Service Offerings. We have a track record of working in partnership with our clients to solve not only their current problems but also to address their emerging needs. We have continued this focus with the creation of, and major investment in, our Strategic Innovation Group. Our Strategic Innovation Group fosters, develops, and drives innovation initiatives across our entire firm. Currently, our Strategic Innovation Group is driving the following major initiatives to address our clients’ critical needs:

•	Next-Generation Analytics - creating analytic platforms designed to harness an organization’s data to solve complex and pressing problems.

•	Predictive Intelligence - creating solutions that help clients to anticipate and prevent increasingly sophisticated and dangerous cyber attacks.

•	Rapid Prototyping and Platform Integration - creating prototypes to develop and deploy defense and intelligence technologies to enable clients to stay ahead of adversaries.

•	Digital Enterprise Integration - modernizing mission and business execution through the integration of digital solutions and open platforms across the enterprise.
Innovation in our Business Model. We are looking beyond our traditional professional services business model to serve clients and capture opportunities in product development and delivery, including managed services such as our CYBER4SIGHTTM offering, specialized prototypes, packaged software and solutions and co-investing with incubators and new ventures. We believe this broader, differentiated business portfolio of closely aligned platforms, solutions, products and services will enable us to tap areas with strong potential for long term growth and more attractive margins. We have created partnerships and alliances with organizations such as 1776, Microsoft, and Amazon designed to foster innovation and entrepreneurship, create new and distinctive products and services, and provide market access to enable promising start-ups to achieve scalability and succeed.
Our Clients
We believe that the U.S. government is the world's largest consumer of management and technology consulting services. The U.S. government's budget for the fiscal year ended September 30, 2013 was close to $4 trillion, excluding authorizations from Overseas Contingency Operations and supplemental funding for the Department of Defense. Of this amount, approximately $1 trillion was for discretionary budget authority, including approximately $518 billion for the Department of Defense and U.S. Intelligence Community and approximately $484 billion for civil agencies. Based on data from the Federal Procurement Data System, approximately $460 billion of the U.S. government fiscal year 2013 discretionary outlays were for non- American Recovery and Reinvestment Act of 2009 and non-intelligence agency funding-related products and services procured from private contractors. We estimate that approximately $101 billion of the spending directed towards private contractors in U.S. government fiscal year 2013 was for management and technology consulting services, with approximately $60 billion spent by the Department of Defense and approximately $41 billion spent by civil agencies. The agencies of the U.S. Intelligence Community that we serve represent an additional market.
Across all of our markets, our century-long dedication to client service has built unusually strong customer relationships. Through our commitment to helping clients succeed, we have built a track record of results and trust among our client base, which in turn, provides a robust sales channel through which we can engage our current and prospective clients and deliver our services.
We have strong and longstanding relationships with a diverse group of clients at all levels of the U.S. government. During fiscal 2014, we derived 98% of our revenue from services under more than 5,300 contracts and task orders. The single largest entity that we served in fiscal 2014 was the U.S. Army, which represented approximately 16% of our revenue in that period. We derived 91% of our revenue in fiscal 2014 from engagements for which we acted as the prime contractor. Also during fiscal 2014, we achieved an overall win rate of 57% on new contracts and task orders for which we competed and a win rate of 90% on re-competed contracts and task orders for existing or related business. As of March 31, 2014, our total backlog, including funded, unfunded, and priced options, was $9.8 billion, a decrease of 15% in total backlog with a 9% decrease in funded backlog over March 31, 2013.

Selected Long-Term Client Relationships

Client (1)	Relationship Length (Years)
U.S. Navy	70+
U.S. Army	65+
U.S. Air Force	35+
Department of Energy	35+
National Security Agency	30+
Department of Homeland Security	30+
Federal Bureau of Investigation	20+
National Reconnaissance Office	15+
A U.S. intelligence agency	15+
Internal Revenue Service	15+

(1)	Includes predecessor organizations.
Defense Clients
Our reputation and track record in serving the U.S. military and defense agencies spans more than 70 years, over which time we have provided a broad range of capabilities to our defense clients. Our revenue generated from defense clients was $2.7 billion, or approximately 49.4% in fiscal year 2014 as compared to $2.7 billion, or approximately 46.8% in fiscal year 2013. Our key defense clients include:

•
U.S. Army. For over 65 years, we have addressed challenges for the U.S. Army at the strategic, operational, and tactical levels by bringing experienced people, high quality processes, and advanced technologies together. We work with our U.S. Army clients to help sustain their land combat capabilities while responding to current demands and preparing for future needs. Recent examples of the services that we have provided include enhancing field intelligence systems, delivering rapid response solutions to counter improvised explosive devices, infusing lifecycle sustainment capabilities to improve distribution and delivery of material, and employing systems and consulting methods to help expand care and support for soldiers and their families. Our clients include Army Headquarters, Army Materiel Command (AMC), Forces Command (FORSCOM), Training and Doctrine Command (TRADOC), and many Program Executive Offices, Direct Reporting Units and Army Service Component Commands.

•
U.S. Navy/Marine Corps. Since 1940, we have partnered with the U.S. Navy and Marine Corps to help them achieve success. We offer a professional team of leaders and staff with deep mission understanding and functional expertise to help our clients achieve mission outcomes with agility, precision, and efficiency. By providing forward thinking solutions and aggressive strategies around such capabilities as readiness, integration and interoperability, mission engineering, cyber security, and strategy, we help our clients maintain maritime and information dominance. Our clients include the Office of the Secretary of the Navy, Headquarters Navy, the Office of Naval Intelligence, the Commandant of the Marine Corps, U.S. Navy/Marine Corps operating commands and systems commands (including Naval Air Systems Command (NAVAIR), Naval Seas Systems Command (NAVSEA), U.S. Marine Corps Systems Command, and Space and Naval Warfare Systems Command (SPAWAR)), as well as joint Program Executive Offices (PEO) and individual PEOs.

•
U.S. Air Force. Our support to the Air Force spans more than 35 years and today we provide integrated strategy and technical services to a wide range of clients across the Air Force. Our skilled strategists and technology experts bring diverse capabilities to assignments that include weapons analysis, capability-based planning, and aircraft systems engineering. Our clients include: Headquarters U.S. Air Force, Air Combat Command, Air Force Space Command, Air Force Materiel Command, Air Mobility Command, Air Force Cyber Command, Global Strike Command, and Air Force Pacific Command.

•
Joint Staff and Combatant Commands. We provide mission critical support and solutions to the Office of the Secretary of Defense, the Joint Staff, and the Unified Combatant Commands. Our services and solutions support a broad spectrum of business operations and warfighter missions across the Department of Defense. We provide strategy and technology expertise to clients in Systems Engineering; Supply Chain; Cyber; Personnel and Readiness; Research and Development; Countering Weapons of Mass Destruction; and Integrated Intelligence, Surveillance, Reconnaissance to

space and global strike operations. We provide data collection management and analytical services including best practices and intellectual capital for intelligence activities. Our clients include the major organizations within the Office of the Secretary of Defense and all DoD Agencies, as well as the U.S. Pacific Command, Northern Command, Central Command, Southern Command, the Defense Information Systems Agency (DISA), European Command, U.S. Strategic Command, Special Operations Command, and Transportation Command.

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

Intelligence Clients
We have provided the government agencies and organizations that carry out national security and intelligence activities for the U.S. government with a wide range of services and capabilities for over 30 years. This critical business area has strong barriers to entry for competitors because of the specialized expertise and high-level security clearances required. Our revenue generated with clients in the U.S. intelligence community was $1.4 billion, or approximately 25.5% in fiscal year 2014 as compared to $1.6 billion, or approximately 28.1% of our revenue in fiscal year 2013. Our major intelligence clients include:

•
U.S. Intelligence Agencies. We provide critical support in strategic planning, policy development, program development and execution, and program management for research and development projects; consulting and technical services, integrated intelligence and information operations mission support, and a range of counterintelligence services; comprehensive intelligence analysis services includes all-source and open-source analysis conducted in high intensity environments; and technical services including engineering, systems development, information sharing, and information architecture. We also provide support to reform initiatives flowing from the Intelligence Reform and Terrorism Protection Act. Additionally, we help these clients improve the processes and substance of intelligence information provided to the executive and legislative branches of the U.S. government for policy development and operational decision making. Our clients include the National Security Agency, the National Geospatial-Intelligence Agency, the National Reconnaissance Office, and other classified clients.

•
Military Intelligence. We are at the forefront of supporting warfighters, policymakers, and acquisition communities of the Military Intelligence commands, the Defense Intelligence Agency, Service Intelligence Centers, operational Intelligence Surveillance Reconnaissance units, and Combatant Command. We bring a unique mix of experienced people, high-quality processes, and advanced technologies to help our clients address their toughest challenges with agility, precision, and efficiency. We provide innovative approaches and superior program management with capabilities such as intelligence analysis and training, mission engineering, organizational change and strategy, and technology to support client missions at all levels. We have expertise in instructional design and delivery, workforce planning and talent management, all-source intelligence analysis, counterintelligence and human intelligence expertise, Intelligence Surveillance Reconnaissance planning and operations, targeting support, systems integration,  multi-source collections management, and knowledge management.

Civil Clients
Support to civil government agencies of the U.S. government and U.S.-funded international development work is an important dimension of our overall business. Our revenue generated for civilian clients in the U.S. Government was $1.2 billion, or approximately 22.5% in fiscal year 2014 as compared to $1.3 billion, or approximately 23.0% in fiscal year 2013. Our civil government clients include:

•
Finance and Economic Development. We provide support to all major U.S. government finance and treasury organizations charged with the collection, management, and protection of the U.S. financial system. We create innovative approaches to some of their most challenging problems, including bank receivership, payment channel modernization, cyber initiatives, and fraud detection. Additionally, we help agencies effectively and efficiently manage the business processes that support government in its provision of services to its citizens, spanning management, personnel, budget operations, information technology, telecommunications, and grant management. Our clients include the Department of the Treasury, Internal Revenue Service, and other agencies of the Department of the Treasury, Office of the Comptroller of the Currency, Federal Deposit Insurance Corporation, Federal Reserve Board and Banks, the Securities and Exchange Commission (SEC), the Pension Benefit Guaranty Corporation, the General

Services Administration, Office of Management and Budget, Office of Personnel Management, the National Science Foundation, the Department of State, Congress, and Courts.

•
Health. We support U.S. government clients on innovative projects that help achieve public health missions, including entitlement reform, developing a national health information network, mitigating risk to populations, improving government infrastructure, and facilitating an international public-private sector dialogue on global health issues. We also support the delivery of health care and benefits to veterans. Our clients include the Department of Health and Human Services and its agencies, including the U.S. Food and Drug Administration, National Institutes of Health, Centers for Disease Control and Prevention (CDC), the Centers for Medicare and Medicaid Services, and Department of Veterans Affairs.

•
Justice and Homeland Security. We support the U.S. government’s homeland security mission and operations in the areas of intelligence (analysis, information sharing, and risk assessment), operations (coordination, contingency planning, and decision support), strategy, technology and management (program management and information technology tools), emergency management and response planning, and border, cargo, and transportation security. We support law enforcement missions and operations in counterterrorism, intelligence and counterintelligence, and traditional criminal areas (narcotics, white collar crime, organized crime, and violent crime). Our clients include the U.S. Department of Justice, the Department of Homeland Security and its agencies, the Federal Bureau of Investigation, the National Aeronautics and Space Administration (NASA), and the Department of Transportation and its agencies.

Commercial and International Clients

Following the expiration of our non-competition agreement on July 31, 2011, we re-entered the commercial market and pursued growth in our international business. Our revenue generated with commercial and international clients, which includes work for private sector clients inside and outside of the U.S., foreign government entities, foreign military sales to non U.S. government clients, and work performed outside of the U.S. for the U.S. Agency for International Development, was $141.8 million, or approximately 2.6% in fiscal year 2014 as compared to $116.9 million, or approximately 2.1% in fiscal year 2013.

Commercial Clients. We continue to pursue opportunities in the U.S. commercial market by leveraging our cyber-related work and our core competencies in advanced analytics, regulatory compliance, and IT infrastructure with a focus on serving industries in which there is a strong intersection between government and commercial interests, such as financial services, healthcare, and energy. Our client base includes major pharmaceutical manufacturers, health care providers, large commercial and investment banks, utilities, and oil and gas companies.

International Clients. Our primary international activities are in the Middle East and North Africa region, where we currently see strong demand for our services, including data analytics, cyber defense diagnostics, mission assurance and risk management, strategy transformation and program management. Our primary client base is in the United Arab Emirates, Saudi Arabia, Qatar, Oman, and Kuwait. We have expanded our offices into Abu Dhabi, United Arab Emirates and Qatar and see growth opportunities in Saudi Arabia, Bahrain, and Turkey.

Contracts
Our portfolio of contracts is highly diversified consisting of a range of contract vehicles through which our clients may contract for our services, with no single contract accounting for more than 10% of our revenue, and no single task order under any contract accounting for more than 2.3% of our revenue in any of fiscal 2014, fiscal 2013, or fiscal 2012.
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

Listed below are our top definite contract, our top five definite contracts and our top ten definite contracts for fiscal 2014 and revenue recognized under these contracts in fiscal 2014.

	Fiscal 2014	% of Total Revenue	Expiration Date
	(Revenue in millions)
Top Definite Contract	$129.3	2%	12/31/2020
Top Five Definite Contracts	303.7	5%
Top Ten Definite Contracts	414.7	7%
Listed below are our top ID/IQ contract, our top five ID/IQ contracts and our top ten ID/IQ contracts for fiscal 2014, in each case excluding GSA schedules or GWACS, and revenue and the number of active task orders under these contracts as of March 31, 2014. The number of task orders for our top ten contracts does not include task orders under classified contracts due to the fact that information associated with those contracts is classified.

	Fiscal 2014	% of Total Revenue	Number of Task Orders as of March 31, 2014	Expiration Date
	(Revenue in millions)
Top ID/IQ Contract	$652.3	12%	145	7/8/2015; 9/30/2016
Top Five ID/IQ Contracts	1,354.6	24%	242
Top Ten ID/IQ Contracts	1,729.7	31%	317
As of September 30, 2013, the end of the U.S. government’s fiscal year, there were a total of 32 GSA schedules with over 18,000 schedule holders that generated more than $34.8 billion in annual sales in U.S. government fiscal year 2013. During the U.S government fiscal year 2013 our top three GSA Schedules in terms of sales were the Mission Oriented Business Integrated Services (MOBIS) Schedule, Information Technology (IT) Schedule 70, and the Professional Engineering Services (PES) Schedule. Overall, we were the number two provider under the GSA Federal Supply Schedule program based on total reported GSA contracts sales of $809 million during U.S. government fiscal year 2013.
Listed below are our top three GSA schedules and GWACs in fiscal 2014 and revenue for each of fiscal 2014, fiscal 2013, and fiscal 2012, the number of active task orders as of March 31, 2014 under each of our top three GSA schedules and GWACs and an aggregation of all other GSA schedules and GWACs. These contract vehicles are available to all U.S. government agencies and the revenue stated is the result of individually competed task orders.

	Fiscal 2014	% of Total Revenue	Fiscal 2013	% of Total Revenue	Fiscal 2012	% of Total Revenue	Number of Task Orders as of 31-Mar-14	Expiration Date
	(Revenue in millions)
Mission Oriented Business Integrated Services (MOBIS) — #874	$274.9	5%	$318.4	5%	$413.0	7%	510	9/30/2017
Information Technology (IT) — #70	199.1	4%	186.8	3%	196.1	3%	259	9/17/2014
BES Alliant (1)	161.7	3%	31.8	1%	—	—%	19	4/30/2014
All Others	525.5	9%	553.8	10%	550.8	10%	536
Total	$1,161.2	21%	$1,090.8	19%	$1,159.9	20%	1,324
(1) The BES Alliant contract was acquired from DSES on November 30, 2012. As such, in fiscal 2013 there was only four months of revenue.
We derived approximately 79% of our revenue for fiscal 2014 from over 4,400 task orders under ID/IQ contracts (inclusive of GSA Schedules and GWACs). Listed below for each specified revenue band is the number of, revenue derived from, and average duration of our task orders as of March 31, 2014. The table includes revenue earned during fiscal 2014 under all task orders under these ID/IQ contracts and the number of task orders on which this revenue was earned. Average duration reflected in the table below is calculated based on the inception date of the task order, which may be prior to the beginning of fiscal 2014, and the completion date which may have been prior or subsequent to March 31, 2014. As a result, the actual average remaining duration for task orders included in this table may be less than the average duration shown in the table, and task orders included in the table may have been complete on March 31, 2014.

Segmentation of Task Order by Revenue Fiscal 2014	Number of Task Orders as of March 31, 2014	Fiscal 2014 Revenue	% of Total Fiscal 2014 Revenue	Average Duration (Years)
		(Revenue in millions)
Less than $1 million	3,647	$622.6	11%	1.2
Between $1 million and $3 million	486	842.9	15%	1.3
Between $3 million and $5 million	144	543.4	10%	1.3
Between $5 million and $10 million	136	950.0	17%	1.2
Greater than $10 million	80	1,450.2	26%	1.2
Total	4,493	$4,409.1	79%	1.2
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
The following table summarizes the value of our contract backlog at the respective dates presented:

	As of March 31,
	2014	2013
	(In millions)
Funded	$2,290	$2,509
Unfunded (1)	2,343	2,799
Priced options	5,205	6,227
Total backlog	$9,838	$11,535

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
In the course of doing business, we compete and collaborate with companies of all types and sizes. We strive to maintain positive and productive relationships with these organizations. Some of them hire us as a subcontractor, and we hire some of them to work with us as our subcontractors. Our major competitors include: (i) contractors focused principally on the provision of services to the U.S. government, such as CACI International, Inc., L-3 Communications Holdings, Inc., ManTech International Corp., SRA International, Inc., and TASC Inc.; (ii) large defense contractors which provide both products and services to the U.S. government, such as General Dynamics Corp., Lockheed Martin Corp., Northrop Grumman Corp., and Raytheon Co.; and (iii) diversified service providers, such as Accenture, Computer Sciences Corp., Deloitte Consulting LLP, Leidos, and SAIC, Inc. We compete on the basis of our technical expertise and client knowledge, our ability to successfully recruit appropriately skilled and experienced talent, our ability to deliver cost-effective multi-faceted services in a timely manner, our reputation and relationship with our clients, past performance, security clearances, and the size and scale of our company. In addition, in order to maintain our competitive position, we routinely review our operating structure, capabilities and strategy to determine whether we are effectively meeting the needs of existing clients, effectively responding to developments in our markets, and successfully building a platform intended to provide the foundation for the future growth of our business.
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
Our most important trademark is the “Booz Allen Hamilton” mark, registered in the United States and certain foreign countries. Generally, registered trademarks have perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks. We have four registered trademarks related to our name and logo with the earliest renewal in March 2020. Under a branding agreement entered in connection with the acquisition, Booz & Company was granted a perpetual, exclusive, worldwide, royalty-free license to use “Booz” as a name and mark other than with “Allen” or “Hamilton” and certain other words associated with our business in connection with certain activities. With the acquisition of Booz & Company by PricewaterhouseCoopers LLP, the license to "Booz" is terminated pursuant to the terms of the branding agreement, subject to certain transitional uses of the mark for a twelve month period.
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

•	laws, regulations and executive orders that impose requirements on us to ensure compliance with requirements and protect the government from risk related to our supply chain;

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
The U.S. government is our primary client, with revenue from contracts and task orders, either as a prime or a subcontractor, with U.S. government agencies accounting for 98% of our revenue for fiscal 2014. Our belief is that the successful future growth of our business will continue to depend primarily on our ability to be awarded work under U.S. government contracts, as we expect this will be the primary source of all of our revenue in the foreseeable future. For this reason, any issue that compromises our relationship with the U.S. government generally or any U.S. government agency that we serve would cause our revenue to decline. Among the key factors in maintaining our relationship with U.S. government agencies are our performance on contracts and task orders, the strength of our professional reputation, compliance with applicable laws and regulations, and the strength of our relationships with client personnel. In addition, the mishandling or the perception of mishandling of sensitive information, such as our failure to maintain the confidentiality of the existence of our business relationships with certain of our clients, including as a result of misconduct or other improper activities by our employees or subcontractors, or a failure to maintain adequate protection against security breaches, including those resulting from cyber attacks, could harm our relationship with U.S. government agencies. Our relationship with the U.S. government could also be damaged as a result of an agency’s dissatisfication with work performed by us, a subcontractor, or other third parties who provide services or products for a specific project for any reason, including due to perceived or actual deficiencies in the performance or quality of our work, and we may incur additional costs to address any such situation and the profitability of that work might be impaired. Further, negative publicity concerning government contractors in general or us in particular may harm our reputation with federal government contractors. To the extent our reputation or relationships with U.S. government agencies is impaired, our revenue and operating profits could materially decline.

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

•
reduced U.S. government outsourcing of functions that we are currently contracted to provide, including as a result of increased insourcing by various U.S. government agencies due to changes in the definition of “inherently governmental” work, including proposals to limit contractor access to sensitive or classified information and work assignments;

•	further efforts to improve efficiency and reduce costs affecting federal government programs;

•	changes in U.S. government programs that we support or related requirements;

•	a continuation of recent efforts by the U.S. government to decrease spending for management support service contracts;

•
U.S. government shutdowns due to a failure by elected officials to fund the government (such as that which occurred during government fiscal year 2014) or weather-related closures in the Washington, DC area (such as that which occurred in the winter of 2013) and other potential delays in the appropriations process;

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

In addition, any disruption in the functioning of U.S. government agencies, including as a result of U.S. government closures and shutdowns, terrorism, war, natural disasters, destruction of U.S. government facilities, and other potential calamities could have a negative impact on our operations and cause us to lose revenue or incur additional costs due to, among other things, our inability to deploy our staff to client locations or facilities as a result of such disruptions.
The U.S. government budget deficits, the national debt, and the prevailing economic condition, and actions taken to address them, could continue to negatively affect the U.S. government expenditures on defense, intelligence, and civil programs for which we provide support. The Department of Defense is one of our significant clients and cost cutting, including through consolidation and elimination of duplicative organizations and insourcing, has become a major initiative for the Department of Defense. In particular, the Budget Control Act of 2011 (as amended by the American Taxpayer Relief Act of 2012 and the Consolidated Appropriations Act, 2014) requires a ten-year $487 billion reduction to baseline spending of the Department of Defense and provides for automatic spending cuts (referred to as sequestration) totaling approximately $1.2 trillion between 2013 and 2021, including an estimated $500 billion in federal defense spending cuts over this time period. The Consolidated Appropriations Act, 2014, which provides funding for federal government agencies through the end of the current U.S. government fiscal year ending September 30, 2014, implements the approximately $64 billion in mandated 2014 sequestration cuts, including approximately $30 billion in reduced funding to the Department of Defense. On March 4, 2014, President Obama released his U.S. government fiscal year 2015 budget proposal, which would increase federal spending by $56 billion above the total approved by the Bipartisan Budget Act, with $28 billion designated to defense programs. It is unclear, however, whether Congress will enact any of the President’s proposed budget increases, and there remains uncertainty regarding how sequester cuts beyond government fiscal year 2015 will be applied to the Department of Defense and other agencies. While recent budget actions reflect a more measured and strategic approach to addressing the U.S. government’s fiscal challenges, there remains uncertainty as to how exactly budget cuts, including sequestration, will impact us, and we are therefore unable to predict the extent of the impact of such cuts on our business and results of operations. However, a reduction in the amount of services that we are contracted to provide to the Department of Defense as a result of any of these related initiatives, legislation or otherwise could have a material adverse effect on our business and results of operations. In addition, in response to an Office of Management and Budget mandate, government agencies have reduced management support services spending in recent years. If federal awards for management support services continue to decline, our revenue and operating profits may materially decline and further efforts by the Office of Management and Budget to decrease federal awards for management support services could have a material and adverse effect on our business and results of operations.

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
We believe that one of the key elements of our success is our position as the holder of 15 GSA schedules, and as a prime contractor under three GWACs as of March 31, 2014. Our ability to maintain our existing business and win new business depends on our ability to maintain our position as a GSA schedule contractor and a prime contractor on GWACs. The loss of any of our GSA schedules or our prime contractor position on any of our contracts could have a material adverse effect on our ability to win new business and our operating results. In addition, if the U.S. government elects to use a contract vehicle that we do not hold, we will not be able to compete for work under that contract vehicle as a prime contractor.
We may earn less revenue than projected, or no revenue, under certain of our contracts.
Many of our contracts with our clients are ID/IQ contracts, including GSA schedules and GWACs. ID/IQ contracts provide for the issuance by the client of orders for services or products under the contract, and often contain multi-year terms and unfunded ceiling amounts, which allow but do not commit the U.S. government to purchase products and services from contractors. Our ability to generate revenue under each of these types of contracts depends upon our ability to be awarded task orders for specific services by the client. ID/IQ contracts may be awarded to one contractor (single award) or several contractors (multiple award). Multiple contractors must compete under multiple award ID/IQ contracts for task orders to provide particular services, and contractors earn revenue only to the extent that they successfully compete for these task orders. In fiscal 2014, fiscal 2013, and fiscal 2012, our revenue under our GSA schedules and GWACs accounted for 21%, 19% and 20%, respectively, of our total revenue. A failure to be awarded task orders under such contracts would have a material adverse effect on our results of operations and financial condition.

Our earnings and profitability may vary based on the mix of our contracts and may be adversely affected by our failure to accurately estimate or otherwise recover the expenses, time, and resources for our contracts.
We enter into three general types of U.S. government contracts for our services: cost-reimbursable, time-and-materials, and fixed-price. For fiscal 2014, we derived 55% of our revenue from cost-reimbursable contracts, 28% from time-and-materials contracts and 17% from fixed-price contracts.
Each of these types of contracts, to varying degrees, involves the risk that we could underestimate our cost of fulfilling the contract, which may reduce the profit we earn or lead to a financial loss on the contract and adversely affect our operating results.
Under cost-reimbursable contracts, we are reimbursed for allowable costs up to a ceiling and paid a fee, which may be fixed or performance-based. If our actual costs exceed the contract ceiling or are not allowable under the terms of the contract or applicable regulations, we may not be able to recover those costs. In particular, there is increasing focus by the U.S. government on the extent to which government contractors, including us, are able to receive reimbursement for employee compensation, including recent rules under the Bipartisan Budget Act of 2013 that expand the scope of existing reimbursement limitations by reducing allowable annual employee compensation to certain contractors. In addition, there is an increased risk of compensation being deemed unallowable or payments being withheld as a result of U.S. government audit, review or investigation.
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
Additionally, our profits could be adversely affected if our costs under any of these contracts exceed the assumptions we used in bidding for the contract. For example, we may miscalculate the costs, resources, or time needed to complete projects or meet contractual milestones as a result of delays on a particular project, including delays in designs, engineering information, or materials provided by the customer or a third party, delays or difficulties in equipment and material delivery, schedule changes, and other factors, some of which are beyond our control. We have recorded provisions in our consolidated financial statements for losses on our contracts, as required under U.S. Generally Accepted Accounting Principles, or GAAP, but our contract loss provisions may not be adequate to cover all actual losses that we may incur in the future.
Our professional reputation is critical to our business, and any harm to our reputation could decrease the amount of business the U.S. government does with us, which could have a material adverse effect on our future revenue and growth prospects.
We depend on our contracts with U.S. government agencies for substantially all of our revenue and if our reputation or relationships with these agencies were harmed, our future revenue and growth prospects would be materially and adversely affected. Our reputation and relationship with the U.S. government is a key factor in maintaining and growing revenue under contracts with the U.S. government. Negative press reports regarding poor contract performance, employee misconduct, information security breaches, or other aspects of our business, or regarding government contractors generally, could harm our reputation. In addition, to the extent our performance under a contract does not meet a U.S. government agency’s expectations, the client might seek to terminate the contract prior to its scheduled expiration date, provide a negative assessment of our performance to government-maintained contractor past-performance data repositories, fail to award us additional business under existing contracts or otherwise, and direct future business to our competitors. If our reputation with these agencies is negatively affected, or if we are suspended or debarred from contracting with government agencies for any reason, such actions would decrease the amount of business that the U.S. government does with us, which would have a material adverse effect on our future revenue and growth prospects.

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
As of March 31, 2014, our total backlog was $9.8 billion, of which $2.3 billion was funded. We define backlog to include the following three components:

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
Our business depends in large part upon our ability to attract and retain sufficient numbers of highly qualified individuals who may have advanced degrees in areas such as information technology as well as appropriate security clearances. We compete for such qualified personnel with other U.S. government contractors, the U.S. government, and private industry, and such competition is intense. Personnel with the requisite skills, qualifications, or security clearance may be in short supply or generally unavailable. In addition, our ability to recruit, hire, and internally deploy former employees of the U.S. government is subject to complex laws and regulations, which may serve as an impediment to our ability to attract such former employees, and failure to comply with these laws and regulations may expose us and our employees to civil or criminal penalties. If we are unable to recruit and retain a sufficient number of qualified employees, or fail to deploy such employees or obtain their appropriate security clearances in a timely manner, our ability to maintain and grow our business and to effectively serve our clients could be limited and our future revenue and results of operations could be materially and adversely affected. Furthermore, to the extent that we are unable to make necessary permanent hires to appropriately serve our clients, we could be required to engage larger numbers of contracted personnel, which could reduce our profit margins.
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
Our profitability could suffer if we are not able to timely and effectively utilize our employees or manage our cost structure.
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
Our profitability is also affected by the extent to which we are able to effectively manage our overall cost structure for operating expenses, such as wages and benefits, overhead and capital and other investment-related expenditures. If we are unable to effectively manage our costs and expense and achieve efficiencies, our competitiveness and profitability may be adversely affected.
We may lose one or more members of our senior management team or fail to develop new leaders, which could cause the disruption of the management of our business.
We believe that the future success of our business and our ability to operate profitably depends on the continued contributions of the members of our senior management and the continued development of new members of senior management. We rely on our senior management to generate business and execute programs successfully. In addition, the relationships and reputation that many members of our senior management team have established and maintain with our clients are important to our business and our ability to identify new business opportunities. We only have employment agreements providing for a restricted stock grant vesting over four years for four of our senior executives. The loss of any member of our senior management or our failure to continue to develop new members could impair our ability to identify and secure new contracts, to maintain good client relations, and to otherwise manage our business.

Our employees or subcontractors may engage in misconduct or other improper activities, which could harm our ability to conduct business with the U.S. government.
We are exposed to the risk that employee or subcontractor fraud or other misconduct could occur. Misconduct by employees or subcontractors could include intentional or unintentional failures to comply with U.S. government procurement regulations, engaging in unauthorized activities, or falsifying time records. Employee or subcontractor misconduct could also involve the improper use of our clients’ sensitive or classified information or the failure to comply with legislation or regulations regarding the protection of sensitive or classified information. It is not always possible to deter employee or subcontractor misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses, which could materially harm our business. As a result of such misconduct, our employees could lose their security clearance and we could face fines and civil or criminal penalties, loss of facility clearance accreditation, and suspension, proposed debarment or debarment from bidding for or performing under contracts with the U.S. government, as well as reputational harm, which would materially and adversely affect our results of operations and financial condition. See, for example, “Item 1. Business — Regulation” for a description of the recently resolved debarment proceedings against our San Antonio office.
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

We estimate that revenue derived from contracts under which we acted as a subcontractor to other companies represented 9% of our revenue for fiscal 2014. As a subcontractor, we often lack control over fulfillment of a contract, and poor performance on the contract could tarnish our reputation, even when we perform as required, and could cause other contractors to choose not to hire us as a subcontractor in the future. If the U.S. government terminates or reduces other prime contractors’ programs or does not award them new contracts, subcontracting opportunities available to us could decrease, which would have a material adverse effect on our financial condition and results of operations. In addition, as a subcontractor, we may be unable to collect payments owed to us by the prime contractor, even if we have performed our obligations under the contract, as a result of, among other things, the prime contractor’s inability to fulfill the contact. Due to certain common provisions in subcontracts in certain countries, we could also experience delays in receiving payment if the prime contractor experiences payment delays, which could have an adverse effect on our financial condition and results of operations.
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
The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Additionally, some cyber technologies that we utilize or develop may raise potential liabilities related to intellectual property and civil liberties, including privacy concerns, which may not be fully insured or indemnified. Our errors and omissions insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, or the insurer may disclaim coverage as to some types of future claims. The successful assertion of any large claim against us could seriously harm our business. Even if not successful, these claims could result in significant legal and other costs, may be a distraction to our management, and may harm our client relationships. In certain new business areas, we may not be able to obtain sufficient insurance and may decide not to accept or solicit business in these areas.
Failure to adequately protect, maintain, or enforce our rights in our intellectual property may adversely limit our competitive position.
We rely upon a combination of nondisclosure agreements and other contractual arrangements, as well as copyright, trademark, patent, and trade secret laws to protect our proprietary information. We also enter into proprietary information and intellectual property agreements with employees, which require them to disclose any inventions created during employment, to convey such rights to inventions to us, and to restrict any disclosure of proprietary information. Trade secrets are generally difficult to protect. Although our employees are subject to confidentiality obligations, this protection may be inadequate to deter or prevent misappropriation of our confidential information and/or the infringement of our patents and copyrights. Further, we may be unable to detect unauthorized use of our intellectual property or otherwise take appropriate steps to enforce our rights. Failure to adequately protect, maintain, or enforce our intellectual property rights may adversely limit our competitive position.
Assertions by third parties of infringement, misappropriation or other violations by us of their intellectual property rights could result in significant costs and substantially harm our business and operating results.
In recent years, there has been significant litigation involving intellectual property rights in technology industries. We may face from time to time, allegations that we or a supplier or customer have violated the rights of third parties, including patent, trademark, and other intellectual property rights. If, with respect to any claim against us for violation of third-party intellectual property rights, we are unable to prevail in the litigation or retain or obtain sufficient rights or develop non-infringing intellectual property or otherwise alter our business practices on a timely or cost-efficient basis, our business and competitive position may be adversely affected.
Any infringement, misappropriation or related claims, whether or not meritorious, are time consuming, divert technical and management personnel, and are costly to resolve. As a result of any such dispute, we may have to develop non-infringing technology, pay damages, enter into royalty or licensing agreements, cease utilizing certain products or services, or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us.
The growth of our U.S. and international business entails risks, including those associated with new relationships, clients, capabilities, service offerings, and maintaining our collaborative culture and core values.
We are focused on growing our presence in our addressable markets by: expanding our relationships with existing clients, developing new clients by leveraging our core competencies, further developing our existing capabilities and service offerings, and creating new capabilities and service offerings to address our clients' emerging needs, and undertaking business development efforts focused on identifying near-term developments and long-term trends that may pose significant challenges for our clients. These efforts entail inherent risks associated with innovation and competition from other participants in those areas, potential failure to help our clients respond to the challenges they face, our ability to comply with uncertain evolving legal standards applicable to certain of our service offerings, including those in the cybersecurity area, and, with respect to potential international growth, risks associated with operating in foreign jurisdictions, such as compliance with applicable foreign and U.S. laws and regulations that may impose different and, occasionally, conflicting or contradictory requirements, and the economic, legal, and political conditions in the foreign jurisdictions in which we operate. As we attempt to develop new relationships, clients, capabilities, and service offerings, these efforts could harm our results of operations due to, among other things, a diversion of our focus and resources and actual costs, opportunity costs of pursuing these opportunities in lieu of others and a failure to reach a profitable return on our investments in new technologies, capabilities, and businesses, including expenses on research and development investments, and these efforts could ultimately be unsuccessful.

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
Our international operations are subject to U.S. government laws and regulations, such as the Foreign Corrupt Practices Act, and regulations and procurement policies and practices, including regulations to import-export control, which may expose us to liability or impair our ability to compete in international markets.
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
As of March 31, 2014, we had approximately $1.7 billion of debt outstanding. The instruments governing our indebtedness may not prevent us or our subsidiaries from incurring additional debt in the future or other obligations that do not constitute indebtedness, which could increase the risks described below and lead to other risks. In addition, with the closing of our refinancing on May 7, 2014, we may increase the borrowing capacity under our senior secured credit agreement without the consent of any person other than the institutions agreeing to provide all or any portion of such increase, to an amount which would not cause our net consolidated secured leverage ratio to exceed 3.50:1.00, subject to certain closing conditions including pro forma compliance with financial covenants. The amount of our debt or such other obligations could have important consequences, including, but not limited to:

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
Our senior secured credit agreement contains financial and operating covenants relating to, among other things, interest coverage and leverage ratios, as well as limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, dividends, repurchase of shares of capital stock and options to purchase shares of capital stock, transactions with affiliates, sale and leaseback transactions, and restricted payments. The revolving credit facility matures on May 31, 2019. The Term Loan A and Term Loan B facilities mature on May 31, 2019 and July 31, 2019, respectively. Failure to meet these financial and operating covenants could result from, among other things, changes in our results of operations, the incurrence of debt, or changes in general economic conditions, which may be beyond our control. These covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders, which could harm our business and operations.
Many of our contracts with the U.S. government are classified or subject to other security restrictions, which may limit investor insight into portions of our business.
For fiscal 2014, we derived a substantial portion of our revenue from contracts with the U.S. government that are classified or subject to security restrictions that preclude the dissemination of certain information. In addition, a significant number of our employees have security clearances which preclude them from providing information regarding certain of our clients and services provided to such clients to other of our employees without security clearances and investors. Because we are limited in our ability to provide information about these contracts and services, the various risks associated with these contracts or services or any dispute or claims relating to such contracts or services, you may not have important information concerning our business, which will limit your insight into a substantial portion of our business and therefore may be less able to fully evaluate the risks related to that portion of our business.
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
On an annual basis, the U.S. Congress must approve budgets that govern spending by each of the federal agencies we support. When the U.S. Congress is unable to agree on budget priorities, and thus is unable to pass the annual budget on a timely basis, the U.S. Congress typically enacts a continuing resolution. A continuing resolution allows government agencies to operate at spending levels approved in the previous budget cycle. Most recently, in the absence of an annual budget for the government's current fiscal year, a continuing resolution provided funding through the end of September 30, 2013 for certain government agencies and departments. Under a continuing resolution, funding may not be available for new projects. In addition, when government agencies operate on the basis of a continuing resolution, they may delay funding we expect to receive on contracts we are already performing. Any such delays would likely result in new business initiatives being delayed or cancelled and a reduction in our backlog, and could have a material adverse effect on our revenue and operating results. In addition, a failure to complete the budget process and fund government operations pursuant to a continuing resolution may result in a federal government shutdown (such as that which occurred during government fiscal year 2014). A shutdown may result in us incurring substantial costs without reimbursement under our contracts and the delay or cancellation of key programs, which could have a material adverse effect on our revenue and operating results.
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
As of March 31, 2014, Carlyle, through Coinvest, owned shares of our common stock representing approximately 53% of our outstanding voting power (excluding shares of common stock with respect to which Carlyle has received a voting proxy pursuant to irrevocable proxy and tag-along agreements). Under the terms of the irrevocable proxy and tag-along agreements Carlyle is able to exercise voting power over shares of our common stock owned by a number of other stockholders, including our executive officers, with respect to the election and removal of directors and change of control transactions. As a result, Carlyle will have a controlling influence over all matters presented to our stockholders for approval, including election and removal of our directors and change of control transactions.
In addition, Coinvest is a party to the amended and restated stockholders agreement pursuant to which Carlyle has the right to nominate three members of our board of directors, and to exercise control over matters requiring stockholder approval and our policy and affairs. In addition, we are a “controlled company” within the meaning of the New York Stock Exchange rules and, as a result, currently intend to rely on exemptions from certain corporate governance requirements. The concentrated holdings of funds affiliated with Carlyle, certain provisions of the amended and restated stockholders agreement and the presence of Carlyle’s nominees on our Board may result in a delay or the deterrence of possible changes in control of our company, which may reduce the market price of our common stock. The interests of Carlyle may not always coincide with the interests of the other holders of our common stock.
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
The board of directors has authorized and declared a regular quarterly for each quarter in the last several years. The board of directors also authorized and declared a special cash dividend on May 29, 2012, July 30, 2012, October 29, 2013 and January 30, 2014. The declaration of any future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to the discretion of the board of directors taking into account future earnings, cash flows, financial requirements and other factors. There can be no assurance that the board of directors will declare any dividends in the future. To the extent that expectations by market participants regarding the potential payment, or amount, of any special or regular dividend prove to be incorrect, the price of our common stock may be materially and negatively affected and investors that bought shares of our common stock based on those expectations may suffer a loss on their investment. Further, to the extent that we declare a regular or special dividend at a time when market participants hold no such expectations or the amount of any such dividend exceeds current expectations, the price of our common stock may increase and investors that sold shares of our common stock prior to the record date for any such dividend may forego potential gains on their investment.

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
Indebtedness under our senior secured credit agreement is secured by a lien on substantially all of our assets. Accordingly, if an event of default were to occur under our senior secured credit agreement, the senior secured lenders under such facilities would have a prior right to our assets, to the exclusion of our general creditors in the event of our bankruptcy, insolvency, liquidation, or reorganization. In that event, our assets would first be used to repay in full all indebtedness and other obligations secured by them (including all amounts outstanding under our senior secured credit agreement), resulting in all or a portion of our assets being unavailable to satisfy the claims of our unsecured indebtedness. Only after satisfying the claims of our unsecured creditors and our subsidiaries’ unsecured creditors would any amount be available for our equity holders. The pledge of these assets and other restrictions may limit our flexibility in raising capital for other purposes. Because substantially all of our assets are pledged under these financing arrangements, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on our financial flexibility. As of March 31, 2014, we had $1.7 billion of indebtedness outstanding under our senior secured credit agreement and had $497.6 million of capacity available for additional borrowings under the revolving portion of our senior secured credit agreement. In addition, we may, increase the borrowing capacity under our senior secured credit agreement without the consent of any person other than the institutions agreeing to provide all or any portion of such increase, to an amount not to exceed $300 million, subject to certain closing conditions including pro forma compliance with financial covenants.
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
As of March 31, 2014, Carlyle owned 75,660,000 shares of our Class A Common Stock, or approximately 53% of our outstanding Class A Common Stock (excluding shares of common stock with respect to which Carlyle has received a voting proxy pursuant to irrevocable proxy and tag-along agreements). If Carlyle sells, or the market perceives that Carlyle intends to sell, a substantial portion of its beneficial ownership interest in us in the public market, the market price of our Class A Common Stock could decline significantly. The sales also could make it more difficult for us to sell equity or equity-related securities at a time and price that we deem appropriate.
As of March 31, 2014 143,352,448 shares of our Class A Common Stock were outstanding. In addition to the shares owned by Carlyle, 3,636,110 shares of our Class A Common Stock which are held by directors, executive officers and other affiliates, are restricted securities within the meaning of Rule 144 under the Securities Act eligible for resale in the public market subject to volume, manner of sale and holding period limitations under Rule 144 under the Securities Act. 1,517,951 shares of our Class A Common Stock are issuable upon transfer of our Class B Non-Voting Common Stock and Class C Restricted Common Stock. In addition, (1) 4,424,653 shares of our Class A Common Stock are issuable upon the exercise of outstanding stock options granted under our Officers’ Rollover Stock Plan relating to our outstanding Class E Special Voting Common Stock and (2) 16,248,594 shares of our Class A Common Stock underlying options that are either subject to the terms of our Equity Incentive Plan or reserved for future issuance under our Equity Incentive Plan are eligible for sale in the public market to the extent permitted by the provisions of various option agreements and, to the extent held by affiliates, the volume and manner of sale restrictions of Rule 144. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the price of our Class A Common Stock could decline substantially.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We do not own any facilities or real estate. Our corporate headquarters are located at 8283 Greensboro Drive, McLean, Virginia 22102. We lease other operating offices and facilities throughout North America, and a limited number of overseas locations. Our principal offices outside of McLean, Virginia include: Annapolis Junction, Maryland; Rockville, Maryland; San Diego, California; Herndon, Virginia and Washington, D.C. We have a number of Sensitive Compartmented Information Facilities, which are enclosed areas within buildings that are used to perform classified work for the U.S. Intelligence Community. Many of our employees are located in facilities provided by the U.S. government. The total square footage of our leased offices and facilities is approximately 3.0 million square feet. We believe our facilities meet our current needs, and that additional facilities will be required and available as we expand in the future.

Item 3.	Legal Proceedings
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. On April 13, 2012, we entered into an Administrative Agreement with the U.S. Air Force, which lifted the proposed debarment of our San Antonio office and removed it from the U.S. government’s Excluded Parties List System. See “Item 1. Business — Regulation” for additional information. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts that currently range up to $40.0 million or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of March 31, 2014 and 2013, there are no material amounts accrued in the consolidated financial statements related to these proceedings.
Six former officers and stockholders who had departed the firm prior to the acquisition have filed a total of nine suits in various jurisdictions, with original filing dates ranging from July 3, 2008 through December 15, 2009 (three of which were amended on July 2, 2010 and then further amended into one consolidated complaint on September 7, 2010), against us and certain of our current and former directors and officers. Each of the suits arises out of the acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the acquisition. Some of the suits also allege that the acquisition price paid to stockholders was insufficient. The various suits assert claims for breach of contract, tortious interference with contract, breach of fiduciary duty, civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations, violations of the Employee Retirement Income Security Act, or ERISA, and/or securities and common law fraud. Three of these suits have been dismissed with all appeals exhausted. Five of the remaining suits are pending in the United States District Court for the Southern District of New York and the sixth is pending in the United States District Court for the Southern District of California. The aggregate alleged damages sought in these six remaining suits is approximately $348.7 million ($291.5 million of which is sought to be trebled pursuant to RICO), plus punitive damages, costs, and fees. Although the outcome of any of these cases is inherently uncertain and may be materially adverse, based on current information, we do not expect them to have a material adverse effect on our financial condition and results of operations.

Item 4.	Mine Safety Disclosures
None.

Executive Officers of the Registrant
The following table sets forth information about our executive officers as of May 10, 2014:

Name	Age	Position
Ralph W. Shrader	69	Chairman of the Board and Chief Executive Officer
Horacio D. Rozanski	46	President and Chief Operating Officer
Samuel R. Strickland	63	Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Director
Karen M. Dahut	50	Executive Vice President
Lloyd Howell, Jr.	47	Executive Vice President
Joseph Logue	48	Executive Vice President
John D. Mayer	68	Executive Vice President
John M. McConnell	68	Executive Vice President and Vice Chairman
Nancy J. Laben	52	Executive Vice President and General Counsel
Elizabeth M. Thompson	59	Executive Vice President and Chief Personnel Officer
Richard J. Wilhelm	68	Executive Vice President
Ralph W. Shrader is our Chairman and Chief Executive Officer and has served in these positions since 2008. From 2008 to 2014, he also served as our President. Dr. Shrader has served as Chairman and Chief Executive Officer of Booz Allen Hamilton Inc. since 1999. Dr. Shrader has been an employee of our company since 1974. He is the seventh chairman since our company's founding in 1914 and has led our company through a significant period of growth and strategic realignment. Dr. Shrader is active in professional and charitable organizations, and is past Chairman of the Armed Forces Communications and Electronics Association.
Horacio D. Rozanski is our President and Chief Operating Officer. Mr. Rozanski was appointed President in January 2014 and has served as our Chief Operating Officer since 2011. He served as the Chief Strategy and Talent Officer in 2010 and, prior to that, Chief Personnel Officer of our company from 2002 through 2010. Mr. Rozanski joined our company in 1992. He serves on the boards of advisors for the Wolf Trap Foundation for the Performing Arts and the Jewish Primary Day School of the Nation's Capital.
Samuel R. Strickland is an Executive Vice President of our company and our Chief Financial and Administrative Officer. He has served as our Chief Administrative Officer since 1999 and Chief Financial Officer since 2008. He joined our company in 1995. Mr. Strickland is a board member of our company. Externally, Mr. Strickland has served on the Board of Trustees at the George Mason University Foundation and Inova Health Services. Mr. Strickland has announced his intention to retire effective June 30, 2014.
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
Joseph Logue is an Executive Vice President of our company and is the group leader for our Defense Intelligence Group clients. Mr. Logue joined our company in 1997. Previously, he led our former commercial Information Technology practice.
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

John M. McConnell is Vice Chairman and an Executive Vice President of our company and leads the company's Cyber initiative firmwide. Previously, he was the company's market lead for the Intelligence business. Mr. McConnell previously served from 2007 through 2009 in the Cabinet-level position of U.S. Director of National Intelligence. From 1996 through 2007, Mr. McConnell served as an officer of our company. He served in the U.S. Navy for 29 years, achieving the rank of Vice Admiral. While on active duty, Mr. McConnell was Director of the National Security Agency. Mr. McConnell has announced his intention to retire effective June 30, 2014.
Nancy J. Laben is an Executive Vice President of our company and our General Counsel. Ms. Laben joined our company in September 2013. From June 2010 to August 2013, Ms. Laben served as General Counsel of AECOM Technology Corporation. Prior to June 2010, Ms. Laben served as Deputy General Counsel at Accenture plc beginning in 1989.
Elizabeth M. Thompson is an Executive Vice President of our company and serves as our Chief Personnel Officer. Ms. Thompson joined our company in 2008. Ms. Thompson served as Vice President of Human Resources for Fannie Mae from 2000 to 2008.
Richard J. Wilhelm is an Executive Vice President of the company and the group leader for our Intelligence Market Group clients. He previously served as the leader of the company's Analytics capability. He joined our company in 1998. He is a member of the Markle Foundation Task Force on National Security in the Age of Terrorism, and is on the Board of Advisors of the Maxwell School of Public Citizenship at Syracuse University. Mr. Wilhelm has announced his intention to retire effective June 30, 2014.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information
Our Class A Common Stock began trading on the New York Stock Exchange on November 17, 2010. There is no established trading market for each of our Class B Non-Voting Common Stock, Class C Restricted Common Stock or Class E Special Voting Common Stock. On May 8, 2014, there were 23,314, 18, 22 and 102 beneficial holders of our Class A Common Stock, Class B Non-Voting Common Stock, Class C Restricted Common Stock and Class E Special Voting Common Stock, respectively. The following table sets forth, for the periods indicated, the high and low sales price per share of our Class A Common Stock as reported by the New York Stock Exchange:

	High	Low
Fiscal 2014
1st Quarter	$18.74	$12.66
2nd Quarter	22.27	17.33
3rd Quarter	20.55	16.61
4th Quarter	22.34	17.20
Fiscal 2013
1st Quarter	$17.87	$14.29
2nd Quarter	19.23	11.85
3rd Quarter	14.77	12.12
4th Quarter	15.22	12.51

Dividends
On May 22, 2013, we announced a regular quarterly cash dividend in the amount of $0.10 per share. The quarterly dividend was paid on June 28, 2013 to stockholders of record on June 10, 2013.
On July 31, 2013, we announced a regular quarterly cash dividend in the amount of $0.10 per share. The quarterly dividend was paid on August 30, 2013 to stockholders of record on August 12, 2013.
On October 29, 2013, we announced a regular quarterly cash dividend in the amount of $0.10 per share and a special cash dividend of $1.00 per share, each paid on November 29, 2013, to stockholders of record on November 11, 2013. The Board of Directors, acting as the Administrator of the Officers' Rollover Stock Plan and the EIP made a determination to adjust the outstanding Rollover and EIP options for the special dividend to prevent the dilution of the benefit or potential benefit of the options.  The adjustment was in the form of a $1.00 dividend equivalent. Holders of the Rollover Options will receive a cash payment equal to the amount of the special dividend on the exercise of the option during the options' mandatory exercise period. Holders of EIP options received or will receive a cash payment equal to the amount of the special dividend payable on November 29, 2013, or the vesting of the EIP option, whichever is later.
On January 31, 2014, we announced a regular quarterly cash dividend in the amount of $0.10 per share and a special cash dividend of $1.00 per share, each paid on February 28, 2014, to stockholders of record on February 10, 2014. The Board of Directors, acting as the Administrator of the Officers' Rollover Stock Plan and the EIP made a determination to adjust the outstanding Rollover and EIP options for the special dividend to prevent the dilution of the benefit or potential benefit of the options.  The adjustment was in the form of a $1.00 dividend equivalent. Holders of the Rollover Options will receive a cash payment equal to the amount of the special dividend on the exercise of the option during the options' mandatory exercise period. Holders of EIP options received or will receive a cash payment equal to the amount of the special dividend payable on February 28, 2014, or the vesting of the EIP option, whichever is later.
Recent Sales of Unregistered Securities
None.
Use of Proceeds from Registered Securities
None.
Equity Compensation Plans
The following table presents information concerning the securities authorized for issuance pursuant to our equity compensation plans as of March 31, 2014:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by securityholders	11,475,618	(1)	$5.77	9,197,629
Equity compensation plans not approved by securityholders	—		N/A	—
Total	11,475,618	(1)	$5.77	9,197,629

(1)	Upon the exercise of all outstanding options, we will issue approximately 11,475,262 shares of Class A Common Stock and will redeem approximately 356 fractional shares for cash.

In addition, on May 22, 2014, upon recommendation of our Compensation Committee, our board of directors adopted the Second Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation, subject to the approval of our stockholders, and directed the plan be submitted to our stockholders for approval at our upcoming 2014 annual meeting of stockholders. The amendment of the Equity Incentive Plan will increase the number of shares issuable under the plan by 5,000,000 shares to a maximum of 33,000,000 shares. If the amendment of the Equity Incentive Plan is approved by our stockholders, 13,326,726 shares will be available for issuance under the plan, including as of May 16, 2014, 11,434,572 shares subject to outstanding options granted under the plan. The amendment will also make certain technical and administrative revisions as well as revise the clawback provisions to provide greater flexibility to adopt and enforce policies for recovery of compensation by the Company under certain circumstances.

Performance
The graph set forth below compares the cumulative shareholder return on our common stock between November 17, 2010 (the date our Class A common stock began trading on the New York Stock Exchange) and March 31, 2014, to the cumulative return of (i) the Russell 1000 Index and (ii) the Dow Jones US Computer Services Index over the same period. This graph assumes an initial investment of $100 on November 17, 2010 in our common stock, the Russell 1000 Index, and the Dow Jones US Computer Services Index and assumes the reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURNS SINCE IPO
ASSUMES $100 INVESTED ON NOV. 17, 2010
ASSUMES DIVIDEND REINVESTED

Company/Market/Peer Group	11/17/2010*	3/31/2011	3/31/2012	3/31/2013	3/31/2014
Booz Allen Hamilton Holding Corp	$100.00	$93.56	$88.91	$121.27	$225.94
Russell 1000 Index	$100.00	$113.85	$122.85	$140.60	$172.00
DJ US Computer Services Index	$100.00	$117.02	$144.08	$151.73	$148.28

*	Note: BAH base values reflect the closing price of $19.25 on the first day of trading and index base values are as of 11/17/2010 end of day.

Item 6.	Selected Financial Data
The selected consolidated statements of operations data for fiscal 2014, fiscal 2013, and fiscal 2012 and the selected consolidated balance sheet data as of March 31, 2014 and 2013 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated statement of operations data for fiscal 2011 and fiscal 2010, and the selected consolidated balance sheet data as of March 31, 2012, 2011 and 2010 have been derived from audited consolidated financial statements which are not included in this Annual Report. Our historical results are not necessarily indicative of the results that may be expected for any future period. The selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report.

	Fiscal Year Ended March 31,
(In thousands, except share and per share data)	2014	2013	2012	2011	2010
Consolidated Statements of Operations:
Revenue	$5,478,693	$5,758,059	$5,859,218	$5,591,296	$5,122,633
Operating costs and expenses:
Cost of revenue	2,716,113	2,871,240	2,934,378	2,836,955	2,654,143
Billable expenses	1,487,115	1,532,590	1,542,822	1,473,266	1,361,229
General and administrative expenses	742,527	833,986	903,721	881,028	811,944
Depreciation and amortization	72,327	74,009	75,205	80,603	95,763
Restructuring charge	—	—	15,660	—	—
Total operating costs and expenses	5,018,082	5,311,825	5,471,786	5,271,852	4,923,079
Operating income	460,611	446,234	387,432	319,444	199,554
Interest expense	(78,030)	(70,284)	(48,078)	(131,892)	(150,734)
Other, net	(1,794)	(7,639)	4,520	(59,488)	174
Income before income taxes	380,787	368,311	343,874	128,064	48,994
Income tax expense	148,599	149,253	103,919	43,370	23,575
Net income	$232,188	$219,058	$239,955	$84,694	$25,419
Earnings per common share (1)(2):
Basic	$1.62	$1.56	$1.83	$0.74	$0.24
Diluted	$1.54	$1.45	$1.70	$0.66	$0.22
Weighted average common shares outstanding (1)(2):
Basic	141,314,544	134,402,729	130,145,689	114,478,947	106,477,650
Diluted	148,681,074	144,854,724	140,812,012	127,448,700	116,228,380
Dividends declared per share	$2.40	$8.36	$0.09	$—	$5.73

	As of March 31,
(In thousands)	2014	2013	2012	2011	2010
Consolidated Balance Sheets:
Cash and cash equivalents	$259,994	$350,384	$484,368	$192,631	$307,835
Working capital	338,873	459,706	739,211	494,308	584,248
Total assets	2,940,818	3,177,528	3,314,791	3,024,023	3,062,223
Long-term debt, net of current portion	1,585,231	1,659,611	922,925	964,328	1,546,782
Stockholders’ equity	171,636	226,793	1,185,185	907,250	509,583

(1)
Basic earnings per share for the Company has been computed using the weighted average number of shares of Class A Common Stock, Class B Non- Voting Common Stock, and Class C Restricted Common Stock outstanding during the period. The Company’s diluted earnings per share has been computed using the weighted average number of shares of Class A Common Stock, Class B Non-Voting Common Stock, and Class C Restricted Common Stock including the dilutive effect of outstanding common stock options and other stock-based awards. For the purposes of calculating basic and diluted earnings per share, the Company has utilized the two class method, given non-forfeitable dividends declared on unvested Class A Restricted Common Stock. The weighted average number of Class E Special Voting Common Stock has not been included in the calculation of either basic earnings per share or diluted earnings per share due to the terms of such common stock.

(2)	Amounts for the Company have been adjusted to reflect a 10-for-1 split of our common stock in connection with the initial public offering.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We are a leading provider of management consulting, technology, and engineering services to the U.S. government in the defense, intelligence, and civil markets. Additionally, we provide our management and technology consulting services to major corporations, institutions, and not-for-profit organizations. We are a well-known, trusted and long-term partner to our clients, who seek our expertise and objective advice to address their most important and complex problems. Leveraging our 100-year consulting heritage and a talent base of approximately 22,700 people, we deploy our deep domain knowledge, functional expertise, and experience to help our clients achieve their objectives. We have a collaborative culture, supported by our operating model, which helps our professionals identify and respond to emerging trends across the markets we serve and deliver enduring results for our clients. Today, we serve substantially all of the cabinet-level departments of the U.S. government. Our major clients include the Department of Defense, all branches of the U.S. military, the U.S. Intelligence Community, and civil agencies such as the Department of Homeland Security, the Department of Energy, the Department of Health and Human Services, the Department of the Treasury, and the Environmental Protection Agency. We support these clients in addressing complex and pressing challenges such as combating global terrorism, improving cyber capabilities, transforming the healthcare system, improving efficiency and managing change within the government, and protecting the environment. In the commercial sector, we serve U.S. clients primarily in the financial services, healthcare, and energy markets, and international clients, primarily in the Middle East.

Financial and Other Highlights
With continued uncertainty in the federal budget environment, the Company effectively managed indirect costs during the first half of fiscal 2014 to ensure financial strength and flexibility during the second half of fiscal 2014. This included a focus on management of our capacity, including balancing the supply of consulting staff with market demand, and the deployment and productivity of our consulting staff to minimize the amount of time consulting staff spent on non-revenue producing activities.
Revenue decreased 4.9% from fiscal 2013 to fiscal 2014 primarily driven by reductions in headcount due to lower demand in an uncertain federal budget environment and a reduction in billable expenses. Revenue in fiscal 2014 was additionally impacted by the October 2013 government shutdown and weather-related closures. While lower headcount led to fewer billable hours in total, we experienced continued improvement in productivity of consulting staff over the prior year which helped reduce the impact of such reduced billable hours. The decline in our revenue described above was partially offset by an increase in inorganic revenue during fiscal 2014 of $103 million from our acquisition of Booz Allen Engineering Services, or BES, that closed on November 30, 2012.
Operating income increased 3.2% to $460.6 million in fiscal 2014 from $446.2 million in fiscal 2013, which reflects a 70 basis point increase in operating margin to 8.4% from 7.7% in the comparable period. Due to our proactive planning and effective cost management during the first half of our fiscal 2014, we were able to mitigate the impact of the uncertainty in the federal government on our operating margin. The improvement in operating margin was due to increased contract profitability due to disciplined cost management of indirect spending and recovery of additional allowable expenses throughout the fiscal year. In addition, there were decreases in salaries and salary related benefits, and employer retirement plan contributions primarily due to the net decline in our headcount and, to a lesser extent, changes in our executives' compensation and our discretionary employer retirement plan contributions.
Cash provided by operations decreased $131.9 million to $332.7 million in fiscal 2014 from $464.7 million in fiscal 2013. The decrease in cash provided by operations was primarily due to an increase in cash paid for taxes due to a rise in expected taxable income as well as the timing of payments related to fiscal 2013.

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

	Fiscal Year Ended March 31,
(Amounts in thousands, except share and per share data)	2014	2013	2012
	(Unaudited)
Adjusted Operating Income
Operating Income	$460,611	$446,234	$387,432
Certain stock-based compensation expense (a)	1,094	5,868	14,241
Amortization of intangible assets (b)	8,450	12,510	16,364
Net restructuring charge (c)	—	—	11,182
Transaction expenses (d)	—	2,725	—
Adjusted Operating Income	$470,155	$467,337	$429,219
EBITDA & Adjusted EBITDA
Net income	$232,188	$219,058	$239,955
Income tax expense	148,599	149,253	103,919
Interest and other, net	79,824	77,923	43,558
Depreciation and amortization	72,327	74,009	75,205
EBITDA	532,938	520,243	462,637
Certain stock-based compensation expense (a)	1,094	5,868	14,241
Net restructuring charge (c)	—	—	11,182
Transaction expenses (d)	—	2,725	—
Adjusted EBITDA	$534,032	$528,836	$488,060
Adjusted Net Income
Net income	$232,188	$219,058	$239,955
Certain stock-based compensation expense (a)	1,094	5,868	14,241
Net restructuring charge (c)	—	—	11,182
Transaction expenses (d)	—	2,725	—
Amortization of intangible assets (b)	8,450	12,510	16,364
Amortization or write-off of debt issuance costs and write-off of original issue discount	6,719	13,018	4,783
Net gain on sale of state and local transportation business (e)	—	—	(5,681)
Release of income tax reserves (f)	—	—	(35,022)
Adjustments for tax effect (g)	(6,505)	(13,649)	(18,628)
Adjusted Net Income	$241,946	$239,530	$227,194
Adjusted Diluted Earnings Per Share
Weighted-average number of diluted shares outstanding	148,681,074	144,854,724	140,812,012
Adjusted Net Income Per Diluted Share (h)	$1.63	$1.65	$1.61
Free Cash Flow
Net cash provided by operating activities	$332,718	$464,654	$360,046
Less: Purchases of property and equipment	(20,905)	(33,113)	(76,925)
Free Cash Flow	$311,813	$431,541	$283,121

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

(d)	Reflects debt refinancing costs incurred in connection with the recapitalization transaction consummated on July 31, 2012.

(e)	Reflects the gain on sale of our state and local transportation business, net of the associated tax benefit of $1.6 million.

(f)	Reflects the release of income tax reserves.

(g)	Reflects tax effect of adjustments at an assumed marginal tax rate of 40%.

(h)
Excludes an adjustment of approximately $3.1 million and $9.1 million of net earnings for fiscal 2014 and 2013, respectively, associated with the application of the two-class method for computing diluted earnings per share.

Recent Developments
The following recent development occurred after March 31, 2014, which may cause our future results of operations to differ from our historical results of operations discussed under “— Results of Operations.”
On May 7, 2014 we entered into the Second Amendment to the Credit Agreement, dated as of July 31, 2012 (as previously amended by the First Agreement to the Credit Agreement, dated as of August 16, 2013). Prior to the Second Amendment, approximately $660 million of Term Loan A and $1,010 million of Term Loan B was outstanding. Pursuant to the Second Amendment, we borrowed additional Term Loan A of approximately $170 million, the proceeds of which were used to partially prepay outstanding principal on the Term Loan B. Following the Amendment, $830 million of Term Loan A and approximately $841 million of Term Loan B were outstanding under the Credit Agreement. The rates for Term Loan A and Term Loan B, as amended, remain unchanged. The amendment also extends the maturity date of Term Loan A and the revolving credit facility to May 31, 2019. The maturity date for Term Loan B remains unchanged. We also amended its existing debt covenants to provide for greater operational and financial flexibility.
In connection with the Second Amendment we expect to accelerate the amortization of ratable portions of the DIC and OID that do not qualify for deferral of approximately $1.0 million. These expenses will be reflected in other expense, net in the three months ended June 30, 2014. Furthermore, the Company expects to expense third party debt issuance costs of approximately $2.0 million that did not qualify for deferral and will be reflected in general and administrative costs in the three months ended June 30, 2014.
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

•
current and continued uncertainty around the timing, extent, nature and effect of Congressional and other U.S. government action to address budgetary constraints, the outcome of Congressional efforts to craft a long-term agreement on the U.S. government’s ability to incur indebtedness in excess of its current limits and the U.S. deficit, including, the required reductions under the Budget Control Act of 2011 (as amended by the American Taxpayer Relief Act of 2012 and the Consolidated Appropriations Act, 2014), which provides for automatic spending cuts totaling approximately $1.2 trillion between 2013 and 2021;

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

Sources of Revenue
Substantially all of our revenue is derived from services provided under contracts and task orders with the U.S. government, primarily by our consulting staff and, to a lesser extent, our subcontractors. Funding for our contracts and task orders is generally linked to trends in budgets and spending across various U.S. government agencies and departments. We provide services under a large portfolio of contracts and contract vehicles to a broad client base, and we believe that our diversified contract and client base lessens potential volatility in our business; however, a reduction in the amount of services that we are contracted to provide to the U.S. government or any of our significant U.S. government clients could have a material adverse effect on our business and results of operations. In particular, the Department of Defense is one of our significant clients, and the Budget Control Act of 2011 (as amended by the American Taxpayer Relief Act of 2012 and the Consolidated Appropriations Act, 2014), provides for automatic spending cuts totaling approximately $1.2 trillion between 2013 and 2021, and requires an estimated $500 billion in federal defense spending cuts over this time period. Under the Budget Control Act, as amended, approximately $64 billion in spending cuts are mandated for fiscal 2014, and the Department of Defense has estimated its share of these cuts at $30 billion. A reduction in the amount of services that we are contracted to provide to the Department of Defense could have a material adverse effect on our business and results of operations, and given the uncertainty of when and how these automatic reductions may be applied, we are unable to predict the nature or magnitude of the potential adverse effect.
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

The amount of risk and potential reward varies under each type of contract. Under cost-reimbursable contracts, there is limited financial risk, because we are reimbursed for all allowable costs up to a ceiling. However, profit margins on this type of contract tend to be lower than on time-and-materials and fixed-price contracts. Under time-and-materials contracts, we are reimbursed for the hours worked using the predetermined hourly rates for each labor category. In addition, we are typically reimbursed for other contract direct costs and expenses at cost. We assume financial risk on time-and-materials contracts because our labor costs may exceed the negotiated billing rates. Profit margins on well-managed time-and-materials contracts tend to be higher than profit margins on cost-reimbursable contracts as long as we are able to staff those contracts with people who have an appropriate skill set. Under fixed-price contracts, we are required to deliver the objectives under the contract for a pre-determined price. Compared to time-and-materials and cost-reimbursable contracts, fixed-price contracts generally offer higher profit margin opportunities because we receive the full benefit of any cost savings but generally involve greater financial risk because we bear the impact of any cost overruns. In the aggregate, the contract type mix in our revenue for any given period will affect that period's profitability. Over the last twelve months we have experienced a shift from from time-and-materials contracts and cost-reimbursable contracts to fixed-price contracts during the fiscal year, and we believe that the contract mix that we realized in the fourth quarter will remain relatively stable for fiscal 2015.

The table below presents the percentage of total revenue for each type of contract:

	Fiscal Year Ended March 31,
	2014	2013	2012
Cost-reimbursable (1)	55%	57%	54%
Time-and-materials	28%	28%	31%
Fixed-price (2)	17%	15%	15%

(1)	Includes both cost-plus-fixed-fee and cost-plus-award-fee contracts.

(2)	Includes fixed-price level of effort contracts.

Contract Diversity and Revenue Mix
We provide services to our clients through a large number of single award contracts and contract vehicles and multiple award contract vehicles. Most of our revenue is generated under indefinite delivery/indefinite quantity, or ID/IQ, contract vehicles, which include multiple award government wide acquisition contract vehicles, or GWACs, and General Services Administration Multiple Award Schedule Contracts, or GSA schedules, and certain single award contracts. GWACs and GSA schedules are available to all U.S. government agencies. Any number of contractors typically compete under multiple award ID/IQ contract vehicles for task orders to provide particular services, and we earn revenue under these contract vehicles only to the extent that we are successful in the bidding process for task orders. In fiscal 2014, 2013, and 2012, our revenue under GWACs and GSA schedules collectively represented 21%, 19%, and 20% of our total revenue, respectively. No single task order under any contract represented more than 2.3% of our revenue in fiscal 2014, 2013, or 2012. No single contract accounted for more than 10% of our revenue in fiscal 2014, 2013, or 2012.
We generate revenue under our contracts and task orders through our provision of services as both a prime contractor and subcontractor, as well as from the provision of services by subcontractors under contracts and task orders for which we act as the prime contractor. For fiscal 2014, 2013, and 2012, 91%, 91%, and 90%, respectively, of our revenue was generated by contracts and task orders for which we served as a prime contractor; 9%, 9%, and 10%, respectively, of our revenue was generated by contracts and task orders for which we served as a subcontractor; and 23%, 21%, and 21%, respectively, of our revenue was generated by services provided by our subcontractors. The mix of these types of revenue affects our operating margin. Substantially all of our operating margin is derived from direct consulting staff labor as the portion of our operating margin derived from fees we earn on services provided by our subcontractors is not significant. We view growth in direct consulting staff labor as the primary driver of earnings growth. Direct consulting staff labor growth is driven by consulting staff headcount growth, after attrition, and total backlog growth.
Our People
Revenue from our contracts is derived from services delivered by consulting staff and, to a lesser extent, from our subcontractors. Our ability to hire, retain, and deploy talent with skills appropriately aligned with client needs is critical to our ability to grow our revenue. We continuously evaluate whether our talent base is properly sized and appropriately compensated, and contains an optimal mix of skills to be cost competitive and meet the rapidly evolving needs of our clients.We seek to achieve that result through recruitment and management of capacity and compensation. As of March 31, 2014, 2013, and 2012 we employed approximately 22,700, 24,500 and 25,000 people, respectively, of which approximately 20,600, 22,000 and 22,500, respectively, were consulting staff.
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
The following table summarizes the value of our contract backlog at the respective dates presented:

	Fiscal Year Ended March 31,
	2014	2013	2012
	(In millions)
Backlog:
Funded	$2,290	$2,509	$2,898
Unfunded (1)	2,343	2,799	2,681
Priced options	5,205	6,227	5,225
Total backlog	$9,838	$11,535	$10,804

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

We view growth in total backlog and consulting staff headcount as the two key measures of our potential business growth. Growing and deploying consulting staff is the primary means by which we are able to recognize profitable revenue growth. To the extent that we are able to hire additional consulting staff and deploy them against funded backlog, we generally recognize increased revenue. Total backlog decreased by 14.7% from March 31, 2013 to March 31, 2014 and increased 6.8% from March 31, 2012 to March 31, 2013. Additions to funded backlog, during fiscal 2014 and 2013 totaled $5.3 billion and $5.4 billion, respectively, with the decrease from 2013 to 2014 due to challenging and uncertain market conditions, which contributed to a lower conversion of unfunded backlog to funded backlog, the reduced award of new contracts and task orders under which funding was appropriated, and the decline in exercise and subsequent funding of priced options. With the passing of the $1.1 trillion Consolidated Appropriations Act in January 2014, we expect the pace of contract awards to increase throughout the remainder of the U.S. government’s fiscal year ending September 30, 2014. We report internally on our backlog on a monthly basis and review backlog upon occurrence of certain events to determine if any adjustments are necessary.

We cannot predict with any certainty the portion of our backlog that we expect to recognize as revenue in any future period and we cannot guarantee that we will recognize any revenue from our backlog. The primary risks that could affect our ability to recognize such revenue on a timely basis or at all are: program schedule changes, contract modifications, and our ability to assimilate and deploy new consulting staff against funded backlog; cost cutting initiatives and other efforts to reduce U.S. government spending, which could reduce or delay funding for orders for services; and delayed funding of our contracts due to delays in the completion of the U.S. government's budgeting process and the use of continuing resolutions by the U.S. government to fund its operations. Funded backlog includes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the funded backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a pre-determined expiration date such as the end of the U.S. government's fiscal year. The revenue value of orders included in funded backlog that has not been recognized as revenue due to period of performance expirations has not exceeded approximately 6.7% of funded backlog as of the end of any of the four fiscal quarters preceding the fiscal quarter ended March 31, 2014. In our recent experience, none of the following additional risks have had a material negative effect on our ability to realize revenue from our funded backlog: the unilateral right of the U.S. government to cancel multi-year contracts and related orders or to terminate existing contracts for convenience or default; in the case of unfunded backlog, the potential that funding will not be made available; and, in the case of priced options, the risk that our clients will not exercise their options.

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

Seasonality

The U.S. government's fiscal year ends on September 30 of each year. It is not uncommon for U.S. government agencies to award extra tasks or complete other contract actions in the weeks before the end of its fiscal year in order to avoid the loss of unexpended fiscal year funds. In addition, we also have generally experienced higher bid and proposal costs in the months leading up to the U.S. government's fiscal year end as we pursue new contract opportunities being awarded shortly after the U.S. government fiscal year end as new opportunities are expected to have funding appropriated in the U.S. government's subsequent fiscal year. We may continue to experience this seasonality in future periods, and our future periods may be affected by it. Changes in the government's funding and spending patterns have altered historical seasonality trends, supporting our approach to managing the business on an annual basis.

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
Our significant accounting policies, including the critical policies and practices listed below, are more fully described and discussed in the notes to the consolidated financial statements. We consider the following accounting policies to be critical to an understanding of our financial condition and results of operations because these policies require the most difficult, subjective or complex judgments on the part of our management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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
Business Combinations
The Company has engaged in business combination activity. The accounting for business combinations requires management to make judgments and estimates of the fair value of assets acquired, including the identification and valuation of intangible assets, as well as liabilities and contingencies assumed. Such judgments and estimates directly impact the amount of goodwill recognized in connection with each acquisition, as goodwill presents the excess of the purchase price of an acquired business over the fair value of its net tangible and identifiable intangible assets. In our recent acquisitions, the valuation of the customer relationships required significant judgments related to the cash flows of the contract backlog that are expected to be recognized by the Company.
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
We performed an annual impairment test of goodwill and the trade name as of January 1, 2014 and 2013. As of January 1, 2014, we performed our annual impairment test of goodwill by comparing the fair value of the Company (primarily based on our market capitalization) to the carrying value of equity. Based on our analysis, we concluded the fair value of our reporting unit was greater than the carrying amount.
On December 31, 2011, we adopted new goodwill impairment guidance whereby we may perform a qualitative assessment of whether it is more likely than not the fair value of the reporting unit is less than the carrying value of equity. We preformed this qualitative assessment at January 1, 2013, and we believe that it was not more likely than not (i.e. a likelihood of more than 50 percent) that the fair value of our reporting unit was less than the carrying amount. In making this assessment we considered all relevant events and circumstances. These include, but are not limited to, macroeconomic conditions, industry and market considerations, and the reporting unit’s overall financial performance.
During the fiscal years ended March 31, 2014 and 2013, we did not record any goodwill impairment or any impairment of our trade name or amortizable intangible assets. Further, we do not consider any of the goodwill, trade name or amortizable intangible assets at risk of impairment.
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
During fiscal year 2014, the Company’s Board of Directors authorized and declared recurring cash dividends in the amount of $0.10 per share to holders of Booz Allen Holding’s Class A Common Stock, and Class B Non-Voting Common Stock . Therefore, an annualized dividend yield between 1.92% and 2.26% was used in the Black-Scholes option-pricing model for all grants made during the fiscal year. Implied volatility is calculated as of each grant date based on our historical volatility along with an assessment of a peer group for future option grants. Other than the expected life of the option, volatility is the most sensitive input to our option grants. To be consistent with all other implied calculations, the same peer group used to calculate other implied metrics is also used to calculate implied volatility. While we are not aware of any news or disclosures by our peers that may impact their respective volatility, there is a risk that peer group volatility may increase, potentially increasing any prospective future compensation expense that will result from future option grants.
The risk-free interest rate used in the Black-Scholes option-pricing model is determined by referencing the U.S. Treasury yield curve rates with the remaining term equal to the expected life assumed at the date of grant.
Forfeitures are estimated based on our historical analysis of attrition levels. Forfeiture estimates are updated quarterly for actual forfeitures. We do not expect this assumption to change materially, as attrition levels associated with new option grants have not materially changed.
As a public company, we use the closing price of our Class A Common Stock on the grant date for valuation purposes.
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
Recent Accounting Pronouncements
Recent accounting pronouncements issued by the FASB during fiscal 2014 and through the filing date did not and are not believed by management to have a material impact on the Company's present or historical consolidated financial statements.
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
The Company’s fiscal year ends on March 31 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31. The accompanying consolidated financial statements present the financial position of the Company as of March 31, 2014 and 2013 and the Company’s results of operations for fiscal 2014, fiscal 2013, and fiscal 2012.

Results of Operations
The following table sets forth items from our consolidated statements of operations for the periods indicated:

	Fiscal Year Ended March 31,			Fiscal 2014 Versus Fiscal 2013	Fiscal 2013 Versus Fiscal 2012
	2014	2013	2012
	(In thousands)
Revenue	$5,478,693	$5,758,059	$5,859,218	(4.9)%	(1.7)%
Operating costs and expenses:
Cost of revenue	2,716,113	2,871,240	2,934,378	(5.4)%	(2.2)%
Billable expenses	1,487,115	1,532,590	1,542,822	(3.0)%	(0.7)%
General and administrative expenses	742,527	833,986	903,721	(11.0)%	(7.7)%
Depreciation and amortization	72,327	74,009	75,205	(2.3)%	(1.6)%
Restructuring charge	—	—	15,660	—	—
Total operating costs and expenses	5,018,082	5,311,825	5,471,786	(5.5)%	(2.9)%
Operating income	460,611	446,234	387,432	3.2%	15.2%
Interest expense	(78,030)	(70,284)	(48,078)	11.0%	46.2%
Other, net	(1,794)	(7,639)	4,520	(76.5)%	(269.0)%
Income before income taxes	380,787	368,311	343,874	3.4%	7.1%
Income tax expense	148,599	149,253	103,919	(0.4)%	43.6%
Net income	$232,188	$219,058	$239,955	6.0%	(8.7)%
Fiscal 2014 Compared to Fiscal 2013
Revenue
Revenue decreased to $5,478.7 million from $5,758.1 million, or a 4.9% decrease. The decrease was primarily driven by reductions in headcount due to lower demand in an uncertain federal budget environment, and a reduction in billable expenses. Revenue in fiscal 2014 was additionally impacted by the October 2013 government shutdown and weather-related closures. While lower headcount led to fewer billable hours in total, we experienced a slight improvement in productivity of consulting staff over the prior year, which helped reduce the impact of such reduced billable hours. The decrease in revenue was partially offset by an increase in inorganic revenue of $103.0 million from the Company's acquisition of BES. Conversions to funded backlog during fiscal 2014 totaled $5.3 billion in comparison to $5.4 billion for the comparable period. The decrease in revenue conversion was due to challenging and uncertain market conditions which contributed to a lower conversion of unfunded backlog to funded backlog, the reduced award of new contracts and task orders under which funding was appropriated, and the decline in exercise and subsequent funding of priced options.
Cost of Revenue
Cost of revenue decreased to $2,716.1 million from $2,871.2 million, or a 5.4% decrease. This decrease was primarily due to a decrease in salaries and salary-related benefits of $97.3 million, a decrease in employer retirement plan contributions of $56.9 million, and a decrease in incentive compensation costs of $4.9 million. The decrease was partially offset by increases in other direct consulting staff expenses of $5.3 million. The decrease in salaries and salary-related benefits and incentive compensation was primarily due to reduced headcount in senior direct consulting staff. The decrease in employer retirement plan contributions was due to a decrease in the Company's expected discretionary employer contribution for fiscal 2014 as well as the reduced headcount noted above. Cost of revenue as a percentage of revenue was 49.6% and 49.9% in in fiscal 2014 and fiscal 2013, respectively.
Billable Expenses
Billable expenses decreased to $1,487.1 million from $1,532.6 million, or a 3.0% decrease. The overall decrease was primarily due to decreases in subcontractor-related expenses and other billable expenses of $51.9 million incurred to perform on contracts. Direct subcontractor related expenses decreased due to lower demand in an uncertain federal budget environment and a decline in contract related purchases for the government. Billable expenses as a percentage of revenue was 27.1% and 26.6% in fiscal 2014 and fiscal 2013, respectively.
General and Administrative Expenses
General and administrative expenses decreased to $742.5 million from $834.0 million, or a 11.0% decrease. This decrease was due to decreases in salaries and salary-related benefits of $45.4 million, a decrease of $16.5 million in employer retirement plan contributions, and a decrease in incentive compensation of $13.4 million. The decrease in salaries and salary-related expenses and incentive compensation was primarily driven by the net reduction in our headcount. The decrease in employer retirement plan contributions was due to a decrease in the Company's expected discretionary employer contribution percentage for fiscal 2014 as well as the reduced headcount noted above. The remaining decrease was due to decreases in stock based compensation of $3.4 million and decreases in business-related transaction expenses, such as expenses incurred in fiscal 2013 associated with the Company's July 2012 debt recapitalization and acquisitions and decreases in professional fees and other expenses due to the Company's continued focus on cost management. General and administrative expenses as a percentage of revenue were 13.6% and 14.5% for fiscal 2014 and fiscal 2013, respectively.
Depreciation and Amortization
Depreciation and amortization decreased to $72.3 million from $74.0 million, or a 2.3% decrease due to a decrease in capital expenditures during fiscal 2014.
Interest Expense
Interest expense increased to $78.0 million from $70.3 million, or an 11.0% increase primarily due to a full year of interest expense on additional principal incurred in connection with the Company's debt recapitalization consummated on July 31, 2012.
Income Tax Expense
Income tax expense decreased to $148.6 million from $149.3 million, or a 0.4% decrease primarily due to an increase in pre-tax income more than offset by a decrease in the effective tax rate in fiscal 2014 from 40.5% to 39.0%. The decrease in the effective tax rate primarily relates to federal and state income tax credits recognized in fiscal 2014, which reduced the effective tax rate by 1.5%.
Fiscal 2013 Compared to Fiscal 2012
Revenue
Revenue increased to $5,758.1 million from $5,859.2 million, or a 1.7% decrease. The decrease was primarily driven by a decrease in revenue attributable to billable expenses and a net decline in our headcount, which has led to declines in billable hours and therefore a decline in our direct labor. Each of these factors directly results in revenue declines. We also had a lower rate of indirect expenses period over period which has a direct correlation to the reduction of revenue on our large portfolio of cost reimbursable contracts. The decline in headcount and the lower rate of indirect expenses is primarily attributable to the cost reduction actions the Company implemented in late fiscal 2012 and continued focus on effective capacity and cost management. The decrease in revenue was also due to the sale of our state and local transportation business in July 2011; however this was more than offset by an increase in revenue of $100.1 million from the Company's acquisition of DSES. Conversions to funded backlog during fiscal 2013, totaled $5.4 billion in comparison to $6.4 billion for the comparable period, with the decrease due to challenging and uncertain market conditions which is contributing to a lower conversion of unfunded backlog to funded backlog, the reduced award of new contracts and task orders under which funding was appropriated, and the decline in exercise and subsequent funding of priced options.

Cost of Revenue
Cost of revenue increased to $2,871.2 million from $2,934.4 million, or a 2.2% decrease.This decrease was primarily due to a decrease in salaries and salary related benefits of $77.5 million, a decrease of $8.7 million in incentive compensation costs, and a decrease of $1.9 million in stock-based compensation expense, offset by an increase in other direct consulting staff expenses of $24.4 million. The decrease in salaries and salary related benefits and incentive compensation costs was primarily due to reduced headcount in the direct consulting staff senior ranks associated with the cost restructuring plan that was implemented during fiscal 2012. The decrease in stock-based compensation expense was primarily due to a decrease in expense recognition compared to the prior fiscal year due to the application of the accounting method for recognizing stock-based compensation, which requires higher expenses initially and declining expenses in subsequent years. Cost of revenue as a percentage of revenue was 49.9% and 50.1% in fiscal 2013 and fiscal 2012, respectively.
Billable Expenses
Billable expenses increased to $1,532.6 million from $1,542.8 million, or a 0.7% decrease. This decrease was primarily due to decreases in travel and material expenses of $54.6 million offset by increases in other billable expenses of $36.1 million incurred to perform on contracts and an increase in subcontractor-related expenses of $8.3 million. The increase in direct subcontractor expenses was in support of growth on existing and new contracts and task orders during fiscal 2013. Billable expenses as a percentage of revenue was 26.6% and 26.3% in fiscal 2013 and fiscal 2012, respectively.
General and Administrative Expenses
General and administrative expenses increased to $834.0 million from $903.7 million, or a 7.7% decrease. This decrease was primarily due to a decrease of $59.5 million in other business-related expenses and professional fees attributable to the Company's disciplined management of corporate-related expenditures, a decrease of $17.2 million in salaries and salary-related benefits, and a decrease in stock-based compensation of $4.7 million. The decrease in salaries and salary related expenses was primarily due to the net reduction in our headcount. The decrease in stock-based compensation expense was primarily due to a decrease in expense recognition compared to the prior fiscal year due to the application of the accounting method for recognizing stock-based compensation, which requires higher expenses initially and declining expenses in subsequent years.
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
Interest Expense
Interest expense decreased to $70.3 million from $48.1 million, or a 46.2% increase. This increase was primarily due to debt incurred in connection with the Recapitalization Transaction consummated on July 31, 2012.
Interest is accrued on our $1,726.8 million outstanding debt principal balance as of March 31, 2013 at contractually specified rates ranging from 2.7% to 4.5%, and is generally required to be paid to our syndicate of lenders on a monthly or quarterly basis.
Income Tax Expense
Income tax expense increased to $149.3 million from $103.9 million, or a 43.6% increase. The effective tax rate increased to 40.5% from 30.2% primarily due to the release of uncertain tax position reserves in the prior year.

Liquidity and Capital Resources

We have historically been able to generate sufficient cash to fund our operations, debt payments, capital expenditures, and discretionary funding needs. We had $260.0 million and $350.4 million in cash and cash equivalents as of March 31, 2014 and 2013, respectively. However, due to fluctuations in cash flows, including as a result of the trends and developments described above under "—Factors and Trends Affecting Our Results of Operations" relating to U.S. government cost-cutting, reductions or delays in the U.S. government appropriations and spending process and other budgetary matters, it may be necessary from time-to-time in the future to borrow under our senior secured loan facilities to meet cash demands. We anticipate that cash provided by operating activities, existing cash and cash equivalents, and borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash requirements for the next twelve months, which primarily include:

•	operating expenses, including salaries;

•	working capital requirements to fund the growth of our business;

•	capital expenditures which primarily relate to the purchase of computers, business systems, furniture and leasehold improvements to support our operations;

•	debt service requirements for borrowings under our senior secured loan facilities; and

•	cash taxes to be paid.

From time to time we evaluate alternative uses for excess cash resources once our operating cash flow needs and required debt amortization have been met. Some of the possible uses of our remaining excess cash at any point in time may include funding acquisitions, further investment in our business and voluntary debt prepayments, as well as initiatives intended to return value to shareholders in the form of payment of special dividends and share repurchases. The Company is currently authorized by the Board of Directors to repurchase up to $30.0 million of our shares, of which no shares have been repurchased as of March 31, 2014. Any determination to pursue one or more of the above alternative uses for excess cash is subject to the discretion of our Board of Directors, and will depend upon various factors, including our results of operations, financial condition, liquidity requirements, restrictions that may be imposed by applicable law, our contracts, and our senior secured credit agreement, as amended, and other factors deemed relevant by our Board of Directors.

Our debt totaled $1,658.9 million and $1,715.2 million as of March 31, 2014 and 2013, respectively. Our debt bears interest at specified rates and is held by a syndicate of lenders (see Note 10 in our consolidated financial statements).

Our senior secured loan facilities consist of a $725.0 million Tranche A term facility, or Term Loan A, and a $1,025.0 million Tranche B term facility, or Term Loan B. As of March 31, 2014 we had $661.6 million and $1,009.6 million principal outstanding under the Term Loan A facility and Term Loan B facility, respectively. As of March 31, 2013, we had $706.9 million and $1,019.9 million principal outstanding under the Term Loan A facility and Term Loan B facility, respectively of our prior credit facility.

On August 16, 2013, the Company consummated the First Amendment to its senior secured credit agreement, dated July 31, 2012, the interest rate applicable to the Term Loan B facility was reduced to LIBOR +3.0%, with a 0.75% LIBOR floor. On May 7, 2014, the Company consummated the Second Amendment to its senior secured credit agreement, whereby the maturities of the Term Loan A facility and the revolving credit facility were each extended to May 31, 2019 and the Term Loan A facility was upsized by $168 million, with such funds used to pay off a portion of the principal of the Term Loan B facility. See "-- Indebtedness."

The following table summarizes the cash distributions recognized in the consolidated statement of cash flows:

	Fiscal Year Ended March 31,
	2014	2013	2012
Recurring dividends (1)	$57,063	$48,736	$11,906
Special dividends (2)	288,739	1,073,733	—
Dividend equivalents (3)	56,138	59,471	9,026
Total distributions	$401,940	$1,181,940	$20,932

(1)     Amounts represent recurring dividends of $0.10 per share and $0.09 per share that were declared and paid for during each quarter of fiscal 2014, fiscal 2013, and fiscal 2012, respectively.
(2)     Amounts represent aggregate special dividends of $2.00 per share ($1.00 paid November 29, 2013 and $1.00 paid February 28, 2014) and $8.00 per share ($1.50 paid June 29, 2012 and $6.50 paid August 31, 2012) that were declared and paid for during fiscal 2014 and 2013, respectively.

(3)	Dividend equivalents are distributions made to option holders equal to the special dividends declared and paid.

On May 21, 2014, we announced a regular quarterly cash dividend in the amount of $0.11 per share. The quarterly dividend is payable on June 30, 2014 to stockholders of record on June 10, 2014.

For each special dividend declared, the Compensation Committee, as Administrator of the Officers' Rollover Stock Plan and the Equity Incentive Plan, as amended, is required to make a determination under the respective plan's antidilution provision to adjust the outstanding options. For the $1.50 special dividend announced May 29, 2012, the $6.50 dividend announced July 30, 2012, and the $1.00 special dividends announced October 29, 2013 and January 31, 2014, holders of the Rollover Options received a cash payment equal to the amount of the special dividend on the options' mandatory exercise date. For the $1.50 special dividend, holders of EIP options were granted a dividend equivalent equal to the special dividend payable on June 29, 2012 or the vesting of the EIP option, whichever is later. For the $6.50 special dividend, holders of EIP options with a pre-dividend exercise price less than $11.00 per share received a dividend equivalent equal to the amount of the special dividend payable on August 31, 2012 or the vesting of the EIP option, whichever is later. All other EIP options were adjusted by reducing the exercise price by $6.36 which is equal to the difference between the pre-dividend closing fair market value of our Class A Common Stock and the post-dividend opening fair market value of our Class A Common Stock as noted on the New York Stock Exchange. For the $1.00 special dividends, holders of EIP options received a cash payment equal to the amount of the special dividend paid on November 29, 2013 and February 28, 2014, respectively, or the vesting of the EIP option, whichever is later.

Associated with the payment of the dividends, and in connection with the authorization of the special dividends, the Company paid accrued interest on the DPO of $8.0 million and $7.4 million during fiscal 2014 and 2013, respectively.

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

Accounts receivable is the principal component of our working capital and is generally driven by revenue growth with other short-term fluctuations related to the payment practices of our clients. Our accounts receivable reflect amounts billed to our clients as of each balance sheet date. Our clients generally pay our invoices within 30 days of the invoice date. At any month-end, we also include in accounts receivable the revenue that was recognized in the preceding month, which is generally billed early in the following month. Finally, we include in accounts receivable amounts related to revenue accrued in excess of amounts billed, primarily on our fixed-price and cost- plus-award-fee contracts. The total amount of our accounts receivable can vary significantly over time, but is generally sensitive to revenue levels. Total accounts receivable (billed and unbilled combined, net of allowance for doubtful accounts) days sales outstanding, which we calculate by dividing total accounts receivable by revenue per day during the relevant fiscal quarter, was 60 and 61 as of March 31, 2014 and 2013, respectively.
The table below sets forth our net cash flows for the periods presented:

	Fiscal Year Ended March 31,
	2014	2013	2012
	(In thousands)
Net cash provided by operating activities	$332,718	$464,654	$360,046
Net cash used in investing activities	(13,556)	(190,452)	(53,593)
Net cash used in financing activities	(409,552)	(408,186)	(14,716)
Total increase / (decrease) in cash and cash equivalents	$(90,390)	$(133,984)	$291,737
Net Cash from Operating Activities
Net cash from operations is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from clients in a timely manner, and our ability to manage our vendor payments. Net cash provided by operations was $332.7 million in fiscal 2014 compared to $464.7 million in the same prior year period, or a 28.4% decrease. The decrease in net cash provided by operations was primarily due to an increase in cash paid for taxes due to a rise in expected taxable income as well as the timing of payments related to fiscal 2013.
Net Cash from Investing Activities
Net cash used in investing activities was $13.6 million in fiscal 2014 compared to $190.5 million in the same prior year period, or a 92.9% decrease. The decrease in net cash used in investing activities was primarily due to the $155.1 million in cash paid to ARINC for the acquisition of BES during fiscal 2013. There was no similar transaction during fiscal 2014.
Net Cash from Financing Activities
Net cash used in financing activities was $409.6 million in fiscal 2014 compared to $408.2 million in the same prior year period, or a 0.3% increase. The increase in net cash used in financing activities was primarily due to the net proceeds from the July 31, 2012 Recapitalization Transaction in fiscal 2013, partially offset by a decrease in special cash dividends paid in fiscal 2014 as compared to fiscal 2013.

Indebtedness

On August 16, 2013, the Company consummated a repricing of its outstanding Term Loan B indebtedness by entering into the First Amendment to its Credit Agreement, whereby the interest rate applicable to the Term Loan B facility was reduced to LIBOR +3.0%, with a 0.75% LIBOR floor. As of March 31, 2014, the Credit Agreement provided the Company with a $725.0 million Term Loan A facility and a $1,025.0 million Term Loan B facility, and a $500.0 million revolving credit facility with a $100.0 million sublimit for letters of credit. On May 7, 2014, the Company consummated the Second Amendment to its senior secured credit agreement, whereby the maturities of the Term Loan A facility and the revolving credit facility were both extended to May 31, 2019 and the Term Loan A facility was upsized by $168 million, with such funds used to pay off a portion of the principal of the Term Loan B facility.

We occasionally borrow under our revolving credit facility in anticipation of cash demands. On October 15, 2013, the Company's wholly-owned subsidiary Booz Allen Hamilton Inc. accessed $250.0 million of its $500.0 million revolving credit facility to safeguard against the possible consequences of a failure by Congress to increase the U.S. government's ability to incur indebtedness in excess of its current limit. On October 18, 2013, following the increase of the debt limit by Congress, the Company repaid the $250.0 million borrowed from the revolving credit facility. On February 27, 2014,  the Company's wholly-owned subsidiary Booz Allen Hamilton Inc. accessed $50.0 million of its $500.0 million revolving credit facility to provide sufficient available cash given the timing of certain cash payments. The Company repaid the $50.0 million borrowed from the revolving credit facility on March 6, 2014.

The Credit Agreement, as amended, requires quarterly principal payments of 1.25% of the stated principal amount of the Term Loan A facility, with annual incremental increases to 1.875%, 2.50%, 3.125%, and 13%, prior to Term Loan A facility's maturity date of May 31, 2019, and 0.25% of the stated principal amount of Term Loan B facility, with the remaining balance payable on Term Loan B facility's maturity date of July 31, 2019. The revolving credit facility matures on May 31, 2019, at which time any outstanding principal balance is due in full.

The interest rate on borrowings under Term Loan A facility is, at the Company's option, LIBOR + 2.50% or ABR (as defined in the Credit Agreement) + 1.50%. The spread ranges from 2.00% to 2.75% and 1.00% to 1.75%, respectively, based on the Company's total leverage ratio. The interest rate on borrowings under the Term Loan B facility is LIBOR + 3.0% with a 0.75% floor or ABR + 2.00%. The revolving credit facility margin and commitment fee are subject to the leveraged based pricing grid, as set forth in the Credit Agreement, as amended. As of March 31, 2014, we were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that totaled $2.4 million. These letters of credit and bank guarantees primarily support insurance obligations. These instruments reduce our available borrowings under the revolving credit facility. As of March 31, 2014, we had $497.6 million of capacity available for additional borrowings under the revolving credit facility.

The loans under the Credit Agreement, as amended, are secured by substantially all of our assets and none of such assets will be available to satisfy the claims of our general creditors. The Credit Agreement, as amended, contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following, in each case subject to certain exceptions: a maximum net total leverage ratio; a minimum net interest coverage ratio; limitations on indebtedness and liens; mergers, consolidations or amalgamations, or liquidations, wind-ups or dissolutions; dispositions of property; restricted payments; investments; transactions with affiliates; sale and leaseback transactions; change in fiscal periods; negative pledges; restrictive agreements; limitations on line of business; limitations on speculative hedging and limitations on changes of names and jurisdictions. In addition, we are required to meet certain financial covenants at each quarter end, namely Consolidated Net Total Leverage and Consolidated Net Interest Coverage Ratios. As of March 31, 2014 we were compliant with these covenants.
During fiscal 2014, interest payments of $19.0 million and $41.9 million were made for the Term Loan A and Term Loan B facilities, respectively. During fiscal 2013, interest payments of $18.8 million and $40.0 million were made for the Term Loan A and Term Loan B facilities, respectively. As of March 31, 2014, no amounts were drawn on the revolving credit facility.
The total outstanding debt balance is recorded in the accompanying consolidated balance sheets net of unamortized discount of $12.3 million and $11.6 million as of March 31, 2014 and 2013, respectively.
Capital Structure and Resources
Our stockholders’ equity amounted to $171.6 million as of March 31, 2014, a decrease of $55.2 million compared to stockholders’ equity of $226.8 million as of March 31, 2013, primarily due to net income of $232.2 million in fiscal 2014, stock option exercises, common stock issuances, and stock-based compensation expense of $20.1 million, offset by dividends paid of $345.8 million.
Off-Balance Sheet Arrangements
As of March 31, 2014, we did not have any off-balance sheet arrangements.
Contractual Obligations
The following table summarizes our contractual obligations that require us to make future cash payments as of March 31, 2014. For contractual obligations, we included payments that we have an unconditional obligation to make.

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 years
	(In thousands)
Long-term debt (a)	$1,671,188	$73,688	$335,875	$303,250	$958,375
Operating lease obligations	237,505	79,586	93,639	35,965	28,315
Interest on indebtedness	248,518	55,469	103,309	77,569	12,171
Deferred payment obligation (b)	87,651	—	87,651	—	—
Liability to option holders (c)	73,065	39,922	31,834	1,309	—
Tax liabilities for uncertain tax positions (d)	57,406	254	57,139	13	—
Other	27,547	27,547	—	—	—
Total contractual obligations	$2,402,880	$276,466	$709,447	$418,106	$998,861

(a)	See Note 10 to our consolidated financial statements for additional information regarding debt and related matters.

(b)	Includes $60.4 million deferred payment obligation balance, plus current and future interest accruals.

(c)
Reflects liabilities to holders of stock options issued under our Officers’ Rollover Stock Plan and Equity Incentive Plan related to the reduction in the exercise price of such options as a result of special dividends issued in July 2009, December 2009, May 2012, August 2012, November 2013, and February 2014.

(d)	Includes $19.6 million of tax liabilities offset by amounts owed under the deferred payment obligation. The remainder is related to other tax liabilities.
In the normal course of business, we enter into agreements with subcontractors and vendors to provide products and services that we consume in our operations or that are delivered to our clients. These products and services are not considered unconditional obligations until the products and services are actually delivered, at which time we record a liability for our obligation.
Capital Expenditures
Since we do not own any of our facilities, our capital expenditure requirements primarily relate to the purchase of computers, business systems, furniture, and leasehold improvements to support our operations. Direct facility and equipment costs billed to clients are not treated as capital expenses. Our capital expenditures for fiscal 2014 and 2013 were $20.9 million and $33.1 million, respectively, and the majority of such capital expenditures related to facilities infrastructure, equipment, and information technology. Expenditures for facilities infrastructure and equipment are generally incurred to support new and existing programs across our business. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure.
Commitments and Contingencies
We are subject to a number of reviews, investigations, claims, lawsuits, and other uncertainties related to our business. For a discussion of these items, refer to Note 20 to our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt and cash equivalents, which consist primarily of funds invested in U.S. government insured money-market accounts and prime money-market funds. As of March 31, 2014 and 2013, we had $260.0 million and $350.4 million, respectively, in cash and cash equivalents. The interest expense associated with our term loans and any loans under our revolving credit facility will vary with market rates.
Our exposure to market risk for changes in interest rates related to our outstanding debt will impact our senior secured loan facilities. A hypothetical 1% increase in interest rates would have increased interest expense related to the term facilities under our senior secured loan facilities by approximately $8.1 million in fiscal 2014 and $5.7 million in fiscal 2013, and likewise decreased our income and cash flows. A hypothetical increase of LIBOR to 4%, the average historical three-month LIBOR, would have increased interest expense related to all term facilities under our senior secured loan facilities by approximately $58.3 million in fiscal 2014 and $57.5 million in fiscal 2013, and likewise decreased our income and cash flows. The year over year increase in interest expense is primarily due to additional principal incurred in connection with the Company's debt recapitalization consummated on July 31, 2012.
The return on our cash and cash equivalents balance as of March 31, 2014 and 2013 was less than 1%. Therefore, although investment interest rates may continue to decrease in the future, the corresponding impact to our interest income, and likewise to our income and cash flow, would not be material.
We do not use derivative financial instruments in our investment portfolio and have not entered into any hedging transactions.

Item 8.	Financial Statements and Supplementary Data

Report of Ernst & Young LLP,
Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Booz Allen Hamilton Holding Corporation

We have audited the accompanying consolidated balance sheets of Booz Allen Hamilton Holding Corporation as of March 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Booz Allen Hamilton Holding Corporation at March 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Booz Allen Hamilton Holding Corporation’s internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated May 22, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
May 22, 2014

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONSOLIDATED BALANCE SHEETS

	March 31, 2014	March 31, 2013
	(Amounts in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$259,994	$350,384
Accounts receivable, net of allowance	916,737	1,029,586
Deferred income taxes	29,687	—
Prepaid expenses and other current assets	49,559	44,382
Total current assets	1,255,977	1,424,352
Property and equipment, net of accumulated depreciation	129,427	166,570
Deferred income taxes	—	10,032
Intangible assets, net of accumulated amortization	220,887	236,220
Goodwill	1,273,789	1,277,369
Other long-term assets	60,738	62,985
Total assets	$2,940,818	$3,177,528
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$73,688	$55,562
Accounts payable and other accrued expenses	488,807	451,065
Accrued compensation and benefits	331,440	385,433
Deferred income taxes	—	10,286
Other current liabilities	23,169	62,300
Total current liabilities	917,104	964,646
Long-term debt, net of current portion	1,585,231	1,659,611
Income tax reserve	57,406	57,018
Deferred income taxes	8,231	—
Other long-term liabilities	201,210	269,460
Total liabilities	2,769,182	2,950,735
Commitments and contingencies (Note 20)
Stockholders’ equity:
Common stock, Class A — $0.01 par value — authorized, 600,000,000 shares; issued, 143,962,073 shares at March 31, 2014 and 136,457,444 shares at March 31, 2013; outstanding, 143,352,448 shares at March 31, 2014 and 136,051,601 shares at March 31, 2013	1,440	1,364
Non-voting common stock, Class B — $0.01 par value — authorized, 16,000,000 shares; issued and outstanding, 582,080 shares at March 31, 2014 and 1,451,600 shares at March 31, 2013	6	15
Restricted common stock, Class C — $0.01 par value — authorized, 5,000,000 shares; issued and outstanding, 935,871 shares at March 31, 2014 and 1,224,319 shares at March 31, 2013	9	12
Special voting common stock, Class E — $0.003 par value — authorized, 25,000,000 shares; issued and outstanding, 4,424,814 shares at March 31, 2014 and 7,478,522 shares at March 31, 2013	13	22
Treasury stock, at cost — 609,625 shares at March 31, 2014 and 405,843 shares at March 31, 2013	(10,153)	(6,444)
Additional paid-in capital	144,269	120,836
Retained earnings	42,688	124,775
Accumulated other comprehensive loss	(6,636)	(13,787)
Total stockholders’ equity	171,636	226,793
Total liabilities and stockholders’ equity	$2,940,818	$3,177,528
The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
	2014	2013	2012
	(Amounts in thousands, except per share data)
Revenue	$5,478,693	$5,758,059	$5,859,218
Operating costs and expenses:
Cost of revenue	2,716,113	2,871,240	2,934,378
Billable expenses	1,487,115	1,532,590	1,542,822
General and administrative expenses	742,527	833,986	903,721
Depreciation and amortization	72,327	74,009	75,205
Restructuring charge	—	—	15,660
Total operating costs and expenses	5,018,082	5,311,825	5,471,786
Operating income	460,611	446,234	387,432
Interest expense	(78,030)	(70,284)	(48,078)
Other, net	(1,794)	(7,639)	4,520
Income before income taxes	380,787	368,311	343,874
Income tax expense	148,599	149,253	103,919
Net income	$232,188	$219,058	$239,955
Earnings per common share (Note 3):
Basic	$1.62	$1.56	$1.83
Diluted	$1.54	$1.45	$1.70
The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended March 31,
	2014	2013	2012
	(Amounts in thousands)
Net income	$232,188	$219,058	$239,955
Change in postretirement plan costs, net of tax	7,151	(5,072)	(3,262)
Comprehensive income	$239,339	$213,986	$236,693

The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
	2014	2013	2012
	(Amounts in thousands)
Cash flows from operating activities
Net income	$232,188	$219,058	$239,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,327	74,009	75,205
Stock-based compensation expense	20,065	24,841	31,263
Deferred income taxes	(26,371)	(48,088)	74,785
Excess tax benefits from the exercise of stock options	(38,185)	(26,860)	(16,461)
Amortization of debt issuance costs and loss on extinguishment	11,682	17,224	5,880
Losses on dispositions and impairments	1,024	1,106	376
Gain on sales of businesses	—	(254)	(4,082)
Changes in assets and liabilities:
Accounts receivable	110,308	125,125	25,275
Income taxes receivable / payable	(1,903)	104,877	(31,832)
Prepaid expenses and other current assets	(5,923)	10,006	7,622
Other long-term assets	(4,773)	2,723	(6,250)
Accrued compensation and benefits	(72,881)	(26,832)	(35,287)
Accounts payable and other accrued expenses	39,178	(23,760)	35,390
Accrued interest	—	(3,563)	(11,801)
Income tax reserves	388	1,736	(35,192)
Other current liabilities	(1,090)	11,367	(2,373)
Other long-term liabilities	(3,316)	1,939	7,573
Net cash provided by operating activities	332,718	464,654	360,046
Cash flows from investing activities
Purchases of property and equipment	(20,905)	(33,113)	(76,925)
Cash paid for business acquisitions, net of cash acquired	3,563	(157,964)	—
Proceeds from sales of businesses	—	625	23,332
Escrow receipts	3,786	—	—
Net cash used in investing activities	(13,556)	(190,452)	(53,593)
Cash flows from financing activities
Net proceeds from issuance of common stock	5,078	6,373	8,757
Stock option exercises	14,620	14,977	7,349
Excess tax benefits from the exercise of stock options	38,185	26,860	16,461
Repurchases of common stock	(3,709)	(1,067)	(5,377)
Cash dividends paid	(345,802)	(1,122,457)	(11,906)
Dividend equivalents paid to option holders	(56,138)	(49,765)	—
Debt issuance costs	(6,223)	(29,607)	—
Repayment of debt	(355,563)	(993,250)	(30,000)
Proceeds from debt issuance	300,000	1,739,750	—
Net cash used in financing activities	(409,552)	(408,186)	(14,716)
Net (decrease) increase in cash and cash equivalents	(90,390)	(133,984)	291,737
Cash and cash equivalents––beginning of year	350,384	484,368	192,631
Cash and cash equivalents––end of year	$259,994	$350,384	$484,368
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$61,050	$58,847	$53,993
Income taxes	$178,411	$90,146	$89,314
The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)	Class A Common Stock		Class B Non-Voting Common Stock		Class C Restricted Common Stock		Class E Special Voting Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2011	122,784,835	$1,227	3,053,130	$31	2,028,270	$20	12,348,860	$37	0	$—	$840,058	$71,330	$(5,453)	$907,250
Issuance of common stock	1,080,245	11	0	—	0	—	0	—	0	—	8,749	—	—	8,760
Stock options exercised	3,799,989	38	0	—	0	—	(2,208,793)	(7)	0	—	7,315	—	—	7,346
Excess tax benefits from the exercise of stock options	0	—	0	—	0	—	0	—	0	—	16,461	—	—	16,461
Share exchange	1,061,255	11	(566,005)	(6)	(495,250)	(5)	0	—	0	—	—	—	—	—
Repurchase of common stock	0	—	0	—	0	—	0	—	(333,775)	(5,377)	—	—	—	(5,377)
Recognition of liability related to future stock option exercises	0	—	0	—	0	—	0	—	0	—	(5,305)	—	—	(5,305)
Net income	0	—	0	—	0	—	0	—	0	—	—	239,955	—	239,955
Change in postretirement plan costs, net of tax	0	—	0	—	0	—	0	—	0	—	—	—	(3,262)	(3,262)
Comprehensive income														236,693
Dividends paid	0	—	0	—	0	—	0	—	0	—	—	(11,906)	—	(11,906)
Stock-based compensation expense	0	—	0	—	0	—	0	—	0	—	31,263	—	—	31,263
Balance at March 31, 2012	128,726,324	$1,287	2,487,125	$25	1,533,020	$15	10,140,067	$30	(333,775)	$(5,377)	$898,541	$299,379	$(8,715)	$1,185,185
Issuance of common stock	1,182,004	12	0	—	0	—	0	—	0	—	6,361	—	—	6,373
Stock options exercised	5,204,890	52	0	—	0	—	(2,661,545)	(8)	0	—	14,933	—	—	14,977
Excess tax benefits from the exercise of stock options	0	—	0	—	0	—	0	—	0	—	26,860	—	—	26,860
Share exchange	1,344,226	13	(1,035,525)	(10)	(308,701)	(3)	0	—	0	—	—	—	—	—
Repurchase of common stock	0	—	0	—	0	—	0	—	(72,068)	(1,067)	—	—	—	(1,067)
Recognition of liability related to future stock option exercises (Note 17)	0	—	0	—	0	—	0	—	0	—	(121,905)	—	—	(121,905)
Net income	0	—	0	—	0	—	0	—	0	—	—	219,058	—	219,058
Change in postretirement plan costs, net of tax	0	—	0	—	0	—	0	—	0	—	—	—	(5,072)	(5,072)
Comprehensive income														213,986
Dividends paid (Note 16)	0	—	0	—	0	—	0	—	0	—	(728,795)	(393,662)	—	(1,122,457)
Stock-based compensation expense	0	—	0	—	0	—	0	—	0	—	24,841	—	—	24,841
Balance at March 31, 2013	136,457,444	$1,364	1,451,600	$15	1,224,319	$12	7,478,522	$22	(405,843)	$(6,444)	$120,836	$124,775	$(13,787)	$226,793
Issuance of common stock	1,047,160	10	0	—	0	—	0	—	0	—	5,068	—	—	5,078
Stock options exercised	5,299,501	54	0	—	0	—	(3,053,708)	(9)	0	—	14,575	—	—	14,620
Excess tax benefits from the exercise of stock options	0	—	0	—	0	—	0	—	0	—	38,185	—	—	38,185
Share exchange	1,157,968	12	(869,520)	(9)	(288,448)	(3)	0	—	0	—	—	—	—	—
Repurchase of common stock	0	—	0	—	0	—	0	—	(203,782)	(3,709)	—	—	—	(3,709)
Recognition of liability related to future stock option exercises (Note 17)	0	—	0	—	0	—	0	—	0	—	(22,933)	—	—	(22,933)
Net income	0	—	0	—	0	—	0	—	0	—	—	232,188	—	232,188
Change in postretirement plan costs, net of tax	0	—	0	—	0	—	0	—	0	—	—	—	7,151	7,151
Comprehensive income														239,339
Dividends paid (Note 16)	0	—	0	—	0	—	0	—	0	—	(31,527)	(314,275)	—	(345,802)
Stock-based compensation expense	0	—	0	—	0	—	0	—	0	—	20,065	—	—	20,065
Balance at March 31, 2014	143,962,073	$1,440	582,080	$6	935,871	$9	4,424,814	$13	(609,625)	$(10,153)	$144,269	$42,688	$(6,636)	$171,636
The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
March 31, 2014
1. BUSINESS OVERVIEW
Our Business
Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or Holding or the Company, is an affiliate of The Carlyle Group, or Carlyle, and was incorporated in Delaware in May 2008. The Company provides management consulting, technology, and engineering services to the U.S. government in the defense, intelligence, and civil markets. Additionally, the Company provides its management and technology consulting services to major corporations, institutions, and not-for-profit organizations. The Company reports operating results and financial data in one operating segment. The Company is headquartered in McLean, Virginia, with approximately 22,700 employees as of March 31, 2014.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. All intercompany balances and transactions have been eliminated in consolidation.
The Company’s fiscal year ends on March 31 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31. The accompanying consolidated financial statements present the financial position of the Company as of March 31, 2014 and 2013 and the Company’s results of operations for fiscal 2014, fiscal 2013, and fiscal 2012.
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
Property and Equipment
Property and equipment are recorded at cost, and the balances are presented net of accumulated depreciation. The cost of software purchased or internally developed is capitalized. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Furniture and equipment is depreciated over five to ten years, computer equipment is depreciated over four years, and software purchased or developed for internal use is depreciated over three to five years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term. Maintenance and repairs are charged to expense as incurred.
Rent expense is recorded on a straight-line basis over the life of the respective lease. The difference between the cash payment and rent expense is recorded as deferred rent in either accounts payable and other accrued expenses or other long-term liabilities in the consolidated balance sheets, depending on when the amounts will be recognized. The Company receives incentives for tenant improvements on certain of its leases. The cash expended on such improvements is recorded as property and equipment and amortized over the life of the associated asset, or lease term, whichever is shorter. Incentives for tenant improvements are recorded as deferred rent in either accounts payable and other accrued expenses or other long-term liabilities in the consolidated balance sheets, and are amortized on a straight line basis over the lease term.
Business Combinations
The Company has engaged in business acquisition activity. The accounting for business combinations requires management to make judgments and estimates of the fair value of assets acquired, including the identification and valuation of intangible assets, as well as liabilities and contingencies assumed. Such judgments and estimates directly impact the amount of goodwill recognized in connection with each acquisition, as goodwill represents the excess of the purchase price of an acquired business over the fair value of its net tangible and identifiable intangible assets.
Goodwill
The Company assesses goodwill for impairment on at least an annual basis on January 1 unless interim indicators of impairment exist. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. The Company operates as a single operating segment and as a single reporting unit for the purpose of evaluating goodwill. As of January 1, 2014, the Company performed its annual impairment test of goodwill by comparing the fair value of the Company (primarily based on market capitalization) to the carrying value of equity, and concluded that the fair value of the reporting unit was greater than the carrying amount. During the fiscal years ended March 31, 2014, 2013 and 2012 the Company did not record any goodwill impairment.
Intangible Assets
Intangible assets consist of trade name and customer relationships. Customer relationships are amortized on an accelerated basis over the expected backlog life based on projected future cash flows of approximately five to nine years. The trade name is not amortized, but is tested on at least an annual basis as of January 1 unless interim indicators of impairment exist. The trade name is considered to be impaired when the net book value exceeds its estimated fair value. As of January 1, 2014 the Company performed its annual impairment test of the trade name, and concluded that the fair value of the trade name was greater than the carrying amount. The Company used the relief from royalty method for valuation. The fair value of the asset is the present value of the license fees avoided by owning the asset, or the royalty savings.
Long-Lived Assets
The Company reviews its long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for any excess of the carrying amount over the fair value of the asset. During the fiscal years ended March 31, 2014, 2013 and 2012 the Company did not record any impairment charges.

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
Comprehensive Income
Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources, and is presented in the consolidated statements of comprehensive income. Accumulated other comprehensive income (loss) as of March 31, 2014 and 2013 consisted of unrealized gains (losses) on the Company’s defined and postretirement benefit plans.
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
Defined Benefit Plan and Other Postretirement Benefits
The Company recognizes the underfunded status of defined benefit plans on the consolidated balance sheets. Gains and losses and prior service costs and credits that have not yet been recognized through net periodic benefit cost are recognized in accumulated other comprehensive income, net of tax effects, and will be amortized as a component of net periodic cost in future periods. The measurement date, the date at which the benefit obligations and plan assets are measured, is the Company’s fiscal year end.
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
Fair Value Measurements
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, we consider the principal or most advantageous market in which the asset or liability would transact, and if necessary, consider assumptions that market participants would use when pricing the asset or liability.
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
The fair values of the Company’s cash and cash equivalents (including money market funds), trade accounts receivable and accounts payable, approximates their carrying values at March 31, 2014 and 2013 because of the short-term nature of these amounts. The fair values of the Company’s debt instruments approximates their carrying value at March 31, 2014 and 2013. The fair value of debt is determined based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements (Level 2 inputs).
Recent Accounting Pronouncements
Recent accounting pronouncements issued by the FASB during fiscal 2014 and through the filing date did not and are not believed by management to have a material impact on the Company's present or historical consolidated financial statements.

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
The Company currently has outstanding shares of Class A Common Stock, Class B Non-Voting Common Stock, Class C Restricted Common Stock, and Class E Special Voting Common Stock. Class E Special Voting Common Stock shares are not included in the calculation of EPS as these shares represent voting rights only and are not entitled to participate in dividends or other distributions. Unvested Class A Restricted Common Stock holders are entitled to participate in non-forfeitable dividends or other distributions. These unvested shares participated in the Company's dividends declared and paid each quarter in fiscal 2014 and fiscal 2013, and the fourth quarter of fiscal 2012. As such, EPS is calculated using the two-class method whereby earnings are reduced by distributed earnings as well as any available undistributed earnings allocable to holders of unvested restricted shares. A reconciliation of the income used to compute basic and diluted EPS for the periods presented are as follows:

	Fiscal Year Ended March 31,
	2014	2013	2012
Earnings for basic computations (1)	$229,082	$209,994	$238,761
Weighted-average Class A Common Stock outstanding	139,275,596	131,068,847	125,894,644
Weighted-average Class B Non-Voting Common Stock outstanding	1,019,051	2,080,050	2,791,917
Weighted-average Class C Restricted Common Stock outstanding	1,019,897	1,253,832	1,459,128
Total weighted-average common shares outstanding for basic computations	141,314,544	134,402,729	130,145,689
Earnings for diluted computations (1)	$229,082	$209,994	$238,761
Dilutive stock options and restricted stock	7,366,530	10,451,995	10,666,323
Average number of common shares outstanding for diluted computations	148,681,074	144,854,724	140,812,012
Earnings per common share
Basic	$1.62	$1.56	$1.83
Diluted	$1.54	$1.45	$1.70
(1) During fiscal 2014, 2013, and 2012 approximately 1.3 million, 1.2 million, and 787,000 shares of participating securities were paid dividends totaling $3.1 million, $9.1 million, and $71,000, respectively. Additionally, for fiscal 2012 there were undistributed earnings of $1.1 million allocated to the participating class of securities in basic and diluted earnings per share. The allocated earnings and the dividends paid for fiscal 2012 comprise the difference from net income presented on the consolidated statements of operations, while only dividends paid for fiscal 2014 and 2013 comprise the difference from net income presented on the consolidated statements of operations, as there were no excess undistributed earnings.
The EPS calculation for fiscal 2014, 2013, and 2012 excludes 1,072,000, 328,000 and 2,529,000 options as their impact was anti-dilutive.
4. GOODWILL AND INTANGIBLE ASSETS
Goodwill
As of March 31, 2014 and 2013, goodwill was $1,273.8 million and $1,277.4 million, respectively. The decrease in the carrying amount of goodwill is primarily attributable to the settlement of various FIN 48 tax contingencies indemnified by the DPO, as defined and explained in greater detail in Note 9. During the fiscal years ended March 31, 2014, 2013 and 2012, the Company did not record any goodwill impairment. Further, the Company does not consider any of the goodwill at risk of impairment.

Intangible Assets
Intangible assets consisted of the following:

	As of March 31, 2014			As of March 31, 2013
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets
Customer relationships	$187,758	$157,071	$30,687	$187,758	$141,738	$46,020
Total	$187,758	$157,071	$30,687	$187,758	$141,738	$46,020

Unamortizable intangible assets
Trade name	$190,200	$—	$190,200	$190,200	$—	$190,200
Total	$377,958	$157,071	$220,887	$377,958	$141,738	$236,220
Intangible assets are primarily amortized on an accelerated basis over periods ranging from 7 years to 9 years. The weighted-average remaining period of amortization for all customer relationships is 4.6 years.
The Company performed an annual impairment test of the trade name as of January 1, 2014 and 2013, noting no impairment.
Amortization expense for fiscal 2014, 2013, and 2012 was $14.8 million, $14.8 million, and $16.4 million, respectively. The following table summarizes the estimated annual amortization expense for future periods indicated below:

For the Fiscal Year Ended March 31,
2015	$9,617
2016	8,643
2017	7,696
2018	2,523
2019	1,577
Thereafter	631
Total amortization expense	$30,687

5. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consisted of the following:

	March 31,
	2014	2013
Current
Accounts receivable–billed	$395,509	$431,770
Accounts receivable–unbilled	522,685	598,004
Allowance for doubtful accounts	(1,457)	(188)
Accounts receivable, net	916,737	1,029,586
Long-term
Unbilled receivables	22,877	19,779
Total accounts receivable, net	$939,614	$1,049,365
Unbilled amounts represent sales for which billings have not been presented to customers at year-end. These amounts are usually billed and collected within one year. Long-term unbilled receivables not anticipated to be billed and collected within one year, which are primarily related to retainage, holdbacks, and long-term rate settlements to be billed at contract closeout, are included in other long-term assets as accounts receivable in the accompanying consolidated balance sheets. The Company recognized a provision for doubtful accounts (including certain unbilled reserves) of $1.3 million, $544,000, and $2.7 million for fiscal 2014, 2013 and 2012, respectively. Because the Company's accounts receivable are primarily with U.S. Government and its agencies, the Company does not have material exposure to accounts receivable credit risk.

6. PROPERTY AND EQUIPMENT, NET
The components of property and equipment, net were as follows:

	March 31,
	2014	2013
Furniture and equipment	$104,463	$135,281
Computer equipment	49,469	46,872
Software	25,380	36,690
Leasehold improvements	201,166	154,167
Total	380,478	373,010
Less: Accumulated depreciation and amortization	(251,051)	(206,440)
Property and equipment, net	$129,427	$166,570
Property and equipment, net, includes $6.6 million, and $9.7 million of internally developed software, net of depreciation as of March 31, 2014 and 2013, respectively. Depreciation and amortization expense relating to property and equipment for fiscal 2014, 2013, and 2012 was $57.6 million, $59.5 million, and $58.8 million, respectively. During fiscal 2014 and 2013, the Company reduced the gross cost and accumulated depreciation and amortization by $17.3 million and $22.9 million, respectively, for zero net book value assets deemed no longer in service.

7. ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

Accounts payable and other accrued expenses consisted of the following:

	March 31,
	2014	2013
Vendor payables	$265,079	$248,471
Accrued expenses	223,728	202,594
Total accounts payable and other accrued expenses	$488,807	$451,065
Accrued expenses consisted primarily of the Company’s reserve related to potential cost disallowance in conjunction with government audits. Refer to Note 20 for further discussion of this reserve.

8. ACCRUED COMPENSATION AND BENEFITS
Accrued compensation and benefits consisted of the following:

	March 31,
	2014	2013
Bonus	$75,423	$89,389
Retirement	43,405	83,071
Vacation	117,626	136,528
Stock-based compensation liability (Note 17)	39,922	48,468
Deferred Compensation (1)	27,547	—
Other	27,517	27,977
Total accrued compensation and benefits	$331,440	$385,433
(1) The Company maintains a deferred compensation plan, or EPP, established in January 2009, for the benefit of certain employees. The EPP allows eligible participants to defer all or a portion of their annual performance bonus, reduced by amounts withheld for the payment of taxes or other deductions required by law. The Company makes no contributions to the

EPP, but maintains participant accounts for deferred amounts and interest earned. The deferred balance generally will be paid within 180 days of the final determination of the interest to be accrued for 2014, upon retirement, or termination. The deferred balance will be paid prior to December 31, 2014, and as such, the entire deferred compensation balance of $27.5 million as of March 31, 2014 is classified as a component of accrued compensation and benefits.
9. DEFERRED PAYMENT OBLIGATION
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
The remaining $80.0 million is available to indemnify the Company for certain pre-acquisition tax contingencies, related interest and penalties, and other matters pursuant to the Merger Agreement. Any amounts remaining after the settlement of claims will be paid out to the selling shareholders. As of March 31, 2014 and 2013, the Company has recorded $56.8 million and $55.8 million, respectively, for pre-acquisition uncertain tax positions, of which approximately $19.6 million and $18.5 million, respectively, may be indemnified under the remaining available DPO. During fiscal 2014, the Company accrued additional interest for certain pre-acquisition uncertain tax positions, thereby increasing the estimated amount to be indemnified under the remaining available DPO and decreasing the DPO amount to be paid to the selling shareholders. Offsetting this decrease in the DPO amount is interest accrued at a rate of 5% per six-month period on the unpaid DPO balance, net of any settled claims or payments, which was $80.0 million as of March 31, 2014 and 2013. Accordingly, the $61.7 million and $62.8 million DPO balance recorded as of March 31, 2014 and 2013, respectively, within other long-term liabilities, except the current portion of accrued interest expense which is recorded within short-term liabilities, represents the residual balance estimated to be paid to the selling shareholders based on consideration of contingent tax claims, accrued interest and other matters.
A reconciliation of the principal balance of the DPO to the amount recorded in the consolidated balance sheets for the periods presented are as follows:

	March 31,
	2014	2013
Deferred payment obligation	$80,000	$80,000
Indemnified pre-acquisition uncertain tax positions	(19,556)	(18,527)
Accrued interest	1,304	1,304
Amount recorded in the consolidated balance sheets	$61,748	$62,777
During fiscal 2014 and 2013, the Company paid $8.0 million and $7.4 million, respectively, of accrued interest to the selling shareholders.

10. DEBT
Debt consisted of the following:

	March 31, 2014		March 31, 2013
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Term Loan A	2.65%	$660,317	2.70%	$706,134
Term Loan B	3.75%	998,602	4.50%	1,009,039
Total		1,658,919		1,715,173
Less: Current portion of long-term debt		(73,688)		(55,562)
Long-term debt, net of current portion		$1,585,231		$1,659,611

On August 16, 2013, the Company consummated a repricing of its outstanding Term Loan B indebtedness, or repricing transaction, by entering into the First Amendment to its senior secured credit agreement, effective July 31, 2012, or Credit Agreement. On July 31, 2012, the Company consummated the Recapitalization Transaction which included the refinancing and termination of the Company's existing senior secured credit agreement with the proceeds of the borrowings under the Company's new Credit Agreement. The Credit Agreement provided the Company with a $725.0 million Term Loan A and a $1,025.0 million Term Loan B, and a $500.0 million revolving credit facility, with a sublimit for letters of credit of $100.0 million. The outstanding obligations under the Credit Agreement are secured by a security interest in substantially all of the assets of the Company, subject to certain exceptions set forth in the Credit Agreement and related documentation. With no increase in borrowing, the First Amendment reduced the interest rate applicable to Term Loan B. The rates for Term Loan A loans outstanding under the Company's Credit Agreement, as amended, remain unchanged.

In connection with the August 16, 2013 Repricing Transaction, the Company accelerated the amortization of ratable portions of the DIC and Original Issue Discount, or OID, associated with the prior senior secured term loan facilities of $1.2 million. These amounts are reflected in other expense, net in the consolidated statements of operations. Furthermore, the Company expensed third party debt issuance costs of $1.6 million that did not qualify for deferral, which are reflected in general and administrative costs in the consolidated statements of operations.

We occasionally borrow under our revolving credit facility in anticipation of cash demands. On October 15, 2013, the Company's wholly-owned subsidiary Booz Allen Hamilton Inc. accessed $250.0 million of its $500.0 million revolving credit facility to safeguard against the possible consequences of a failure by Congress to increase the U.S. government's ability to incur indebtedness in excess of its current limit. On October 18, 2013, following the increase of the debt limit by Congress, the Company repaid the $250.0 million borrowed from the revolving credit facility. On February 27, 2014,  the Company's wholly-owned subsidiary Booz Allen Hamilton Inc. accessed $50.0 million of its $500.0 million revolving credit facility to provide sufficient available cash given the timing of certain cash payments. The Company repaid the $50.0 million borrowed from the revolving credit facility on March 6, 2014.

The Credit Agreement requires quarterly principal payments of 1.25% of the stated principal amount of Term Loan A, with annual incremental increases to 1.875%, 2.50%, 3.125%, and 13.0%, prior to the Term Loan A's maturity date of December 31, 2017, and 0.25% of the stated principal amount of Term Loan B, with the remaining balance payable on the Term Loan B's maturity date of July 31, 2019. Both these stated principal repayment schedules are reflected in the table below. The revolving credit facility matures on December 31, 2017, at which time any outstanding principal balance is due in full.

The following table summarizes required future debt principal repayments:

	Payments Due By March 31,
	Total	2015	2016	2017	2018	2019	Thereafter
Term Loan A	$661,563	$63,438	$81,563	$233,812	$282,750	$—	$—
Term Loan B	1,009,625	10,250	10,250	10,250	10,250	10,250	958,375
Total	$1,671,188	$73,688	$91,813	$244,062	$293,000	$10,250	$958,375

The interest rate on borrowings under Term Loan A is LIBOR plus 2.50% spread. The spread ranges from 2.00% to 2.75% based on the Company's total leverage ratio. The interest rate on borrowings under Term Loan B is LIBOR plus 3.0% spread with a 0.75% floor. The spread ranges from 2.00% to 3.00% based upon either an ABR or LIBOR borrowing. The revolving credit facility margin and commitment fee are subject to the leveraged based pricing grid, as set forth in the Credit Agreement, as amended.
During fiscal 2014, interest payments of $19.0 million and $41.9 million were made for Term Loan A and Term Loan B, respectively. During fiscal 2013, interest payments of $18.8 million and $40.0 million were made for Term Loan A and Term Loan B, respectively. As of March 31, 2014 and 2013, no amounts were outstanding on the revolving credit facility.

The total outstanding debt balance was recorded in the accompanying consolidated balance sheets, net of unamortized discount of $12.3 million and $11.6 million as of March 31, 2014 and 2013, respectively. As of March 31, 2014 and 2013, the Company was in compliance with all of the Credit Agreement's debt covenants.

11. DEFERRED FINANCING COSTS
A reconciliation of the beginning and ending amount of Debt Issuance Costs, or DIC, for the periods presented are as follows:

	March 31,
	2014	2013
Beginning of year	$31,820	$16,190
Amortization	(6,719)	(5,865)
Accelerated amortization of DIC related to August 2013 Repricing Transaction and July 2012 Recapitalization Transaction	(610)	(5,386)
Additional DIC related to August 2013 Repricing Transaction and July 2012 Recapitalization Transaction[1]	1,179	26,881
End of year	$25,670	$31,820
1 Included in "Debt issuance costs" in the consolidated statement of cash flows.

Costs incurred in connection with the August 16, 2013 Repricing Transaction were $2.8 million, of which $1.2 million was recorded as other long-term assets and will be amortized and reflected in interest expense in the consolidated statements of operations over the term of the loans. Amortization of these costs will be accelerated to the extent that any prepayment is made on the Credit Agreement. The remaining amount of $1.6 million, which was not deferred, was recorded as general and administrative expenses in the consolidated statements of operations in fiscal 2014.
Costs incurred in connection with the July 31, 2012 Recapitalization Transaction were $29.6 million, of which $26.9 million was recorded as other long-term assets and will be amortized and reflected in interest expense in the consolidated statements of operations over the term of the loans. Amortization of these costs will be accelerated to the extent that any prepayment is made on the Credit Agreement. The remaining amount of $2.7 million, which was not deferred, was recorded as general and administrative expenses in the consolidated statements of operations in fiscal 2013.
Absent any prepayment accelerations of DIC or the effect of changes in interest rates, the following table summarizes the estimated annual amortization expense of DIC using the effective interest rate method, as a component of interest expense, for the future fiscal periods indicated below:

	DIC Amortization Expense
	Total	2015	2016	2017	2018	2019	Thereafter
Term Loan A	$8,325	$2,855	$2,614	$2,181	$675	$—	$—
Term Loan B	9,033	1,583	1,636	1,681	1,734	1,789	610
Revolver	8,312	2,213	2,219	2,213	1,667	—	—
Total	$25,670	$6,651	$6,469	$6,075	$4,076	$1,789	$610

12. INCOME TAXES
The components of income tax expense were as follows:

	Fiscal Year Ended March 31,
	2014	2013	2012
Current
U.S. Federal	$148,908	$161,838	$11,893
State and local	26,062	35,503	17,241
Total current	174,970	197,341	29,134
Deferred
U.S. Federal	(22,540)	(40,652)	71,683
State and local	(3,831)	(7,436)	3,102
Total deferred	(26,371)	(48,088)	74,785
Total	$148,599	$149,253	$103,919

A reconciliation of the provision for income tax to the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes for each of the three years ended March 31 is as follows:

	Fiscal Year Ended March 31,
	2014	2013	2012
Income tax expense computed at U.S. federal statutory rate (35%)	$133,275	$128,909	$120,356
Increases (reductions) resulting from:
Changes in uncertain tax positions	1,838	1,477	(32,528)
State income taxes, net of the federal tax benefit	13,847	17,039	13,431
Meals and entertainment	1,135	1,365	2,177
Release of Valuation Allowance	—	—	(5,211)
Gain on sale of state and local transportation business	—	—	3,772
Other	(1,496)	463	1,922
Income tax expense from operations	$148,599	$149,253	$103,919

Significant components of the Company’s net deferred income tax (liability) asset were as follows:

	March 31,
	2014	2013
Deferred income tax assets:
Accrued expenses	$96,554	$78,563
Accrued compensation	40,198	45,031
Stock-based compensation	34,532	46,735
Pension and postretirement insurance	31,776	33,009
Property and equipment	7,753	4,086
Net operating loss & Capital loss carryforwards	532	721
Deferred rent and tenant allowance	11,256	15,979
Other	6,974	5,412
Total gross deferred income tax assets	229,575	229,536
Less: Valuation allowance	—	—
Total net deferred income tax assets	229,575	229,536
Deferred income tax liabilities:
Accrued compensation-IRC Section 481(a)	(20,086)	(30,090)
Unbilled receivables	(98,129)	(112,876)
Intangible assets	(80,054)	(83,279)
Debt issuance costs	(6,650)	(1,449)
Other	(3,200)	(2,096)
Total deferred income tax liabilities	(208,119)	(229,790)
Net deferred income tax (liability) asset	$21,456	$(254)
Deferred tax balances arise from temporary differences between the carrying amount of assets and liabilities and their tax basis and are stated at the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized. In determining if the Company's deferred tax assets are realizable, management considers all positive and negative evidence, including the history of generating book earnings, future reversals of existing taxable temporary differences, projected future taxable income, as well as any tax planning strategies. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.
As of March 31, 2014, the Company has approximately $0.4 million of State net operating loss, or NOL, carryforwards. The State NOL carryforwards expires in 2028. The Company believes that it is more likely than not that the Company will generate sufficient taxable income to fully realize the tax benefit of our State NOL carryforwards.

Uncertain Tax Positions
The Company maintains reserves for uncertain tax positions related to income tax benefits recognized. These reserves involve considerable judgment and estimation and are evaluated by management based on the best information available including changes in tax laws and other information. As of March 31, 2014, 2013 and 2012 the Company has recorded $57.4 million, $57.0 million and $55.3 million respectively, of reserves for uncertain tax positions which includes potential tax benefits of $55.0 million, $55.7 million and $54.9 million respectively, that, if recognized, would impact the effective tax rate. Of the $57.4 million, $57.0 million and $55.3 million of reserves for uncertain tax positions as of March 31, 2014, 2013 and 2012 respectively, approximately $19.6 million , $18.5 million and $17.5 million respectively, may be indemnified under the remaining available DPO.
A reconciliation of the beginning and ending amount of potential tax benefits for the periods presented are as follows:

	March 31,
	2014	2013	2012
Beginning of year	$55,679	$54,895	$77,304
Federal benefit from change in reserve	—	—	1,036
Increases in prior year position	364	1,074	—
Settlements with taxing authorities	(1,074)	(11)	(14,399)
Lapse of statute of limitations	(3)	(279)	(9,046)
End of year	$54,966	$55,679	$54,895
The Company recognized accrued interest and penalties of approximately $1.1 million, $952,000 and $362,000 for fiscal 2014, 2013, and 2012, respectively, related to the reserves for uncertain tax positions in the income tax provision. Included in the total reserve for uncertain tax positions are accrued penalties and interest of approximately $2.4 million, $1.3 million and $387,000 at March 31, 2014, 2013 and 2012 respectively.
The Company did not have any material settlements or lapse of statute of limitations during fiscal year 2014. The Company is subject to taxation in the United States and various state and foreign jurisdictions. As of March 31, 2014, the Company's tax years ended July 31, 2008 and forward are open and subject to examination by the tax authorities. The jurisdictions currently under examination are not considered to be material. Additionally, no significant increases or decreases for uncertain tax positions are reasonably possible within the next twelve months.

13. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company sponsors the Employees’ Capital Accumulation Plan, or ECAP, which is a qualified defined contribution plan that covers eligible U.S. and international employees. ECAP provides for distributions, subject to certain vesting provisions, to participants by reason of retirement, death, disability, or termination of employment. Effective April 1, 2013 the Company reduced its discretionary contribution percentage for the ECAP. Total expense recognized under ECAP for fiscal 2014, 2013, and 2012 was $165.6 million, $237.1 million, and $235.4 million, respectively, and the Company-paid contributions were $205.2 million, $242.6 million, and $242.5 million, respectively.
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

The components of net postretirement medical expense for the Officer Medical Plan were as follows:

	Fiscal Year Ended March 31,
	2014	2013	2012
Service cost	$4,745	$3,892	$3,912
Interest cost	3,660	3,147	2,987
Net actuarial loss	2,728	1,537	818
Total postretirement medical expense	$11,133	$8,576	$7,717

The weighted-average discount rate used to determine the year-end benefit obligations were as follows:

	Fiscal Year Ended March 31,
	2014	2013	2012
Officer Medical Plan	4.75%	4.75%	5.00%
Retired Officers’ Bonus Plan	4.75%	4.75%	5.00%
Assumed healthcare cost trend rates for the Officer Medical Plan at March 31, 2014 and 2013 were as follows:

Pre-65 initial rate	2014	2013
Healthcare cost trend rate assumed for next year	7.25%	7.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2023	2023

Post-65 initial rate	2014	2013
Healthcare cost trend rate assumed for next year	7.00%	7.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2022	2022
Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates calculated as of March 31, 2014 would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest cost	$1,676	$(1,325)
Effect on postretirement benefit obligation	12,634	(10,202)

Total defined benefit plan expense, consisting of service and interest, associated with the Retired Officers' Bonus Plan was $768,000, $743,000, and $868,000 for fiscal 2014, fiscal 2013, and fiscal 2012, respectively. Benefits paid associated with the Retired Officers’ Bonus Plan were $1.1 million, $361,000, and $1.2 million for fiscal 2014, fiscal 2013, and fiscal 2012, respectively. The end-of-period benefit obligation of $4.7 million and $5.0 million as of March 31, 2014 and 2013, respectively, is included in postretirement obligations within other long-term liabilities in the accompanying consolidated balance sheets.

Accumulated other comprehensive loss as of March 31, 2014 includes unrecognized actuarial gain of $6.7 million, net of taxes of $4.4 million, that has not yet been recognized in net periodic pension cost for the Retired Officers’ Bonus Plan and the Officer Medical Plan. Accumulated other comprehensive loss as of March 31, 2013, includes unrecognized net actuarial loss of $8.1 million, net of taxes of $3.3 million, that has not yet been recognized in net periodic pension cost for the Retired Officers’ Bonus Plan and the Officer Medical Plan.
The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic cost in fiscal 2015 are $582,000 of net actuarial gain (loss), $0 of net prior service cost (credit), and $0 of net transition (asset) obligation.

The changes in the benefit obligation, plan assets, and funded status of the Officer Medical Plan were as follows:

	Fiscal Year Ended March 31,
	2014	2013	2012
Benefit obligation, beginning of the year	$78,735	$63,585	$52,753
Service cost	4,745	3,892	3,912
Interest cost	3,660	3,147	2,987
Net actuarial (gain) loss	(9,436)	9,891	5,666
Benefits paid	(1,802)	(1,780)	(1,733)
Benefit obligation, end of the year	$75,902	$78,735	$63,585

Changes in plan assets
Fair value of plan assets, beginning of the year	$—	$—	$—
Employer contributions	1,802	1,780	1,733
Benefits paid	(1,802)	(1,780)	(1,733)
Fair value of plan assets, end of the year	$—	$—	$—
As of March 31, 2014 and 2013, the unfunded status of the Officer Medical Plan was $75.9 million and $78.7 million, respectively, which is included in other long-term liabilities in the accompanying consolidated balance sheets.
Funded Status for Defined Benefit Plans
Generally, annual contributions are made at such times and in amounts as required by law and may, from time to time, exceed minimum funding requirements. The Retired Officers’ Bonus Plan is an unfunded plan and contributions are made as benefits are paid. As of March 31, 2014 and 2013, there were no plan assets for the Retired Officers’ Bonus Plan and therefore, the accumulated liability of $4.7 million and $5.0 million, respectively, is unfunded. The liability will be distributed in a lump-sum payment as each Officer retires.

The expected future medical benefit payments and related contributions are as follows:

For the Fiscal Year Ending March 31,
2015	$2,182
2016	2,378
2017	2,683
2018	2,969
2019	3,656
2020-2024	23,107

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

All amounts recorded in other comprehensive loss are related to the Company's pension plan. The following table represents a rollforward of amounts recognized in accumulated other comprehensive loss, net of tax:

	March 31,
	2014	2013	2012
Beginning of year	$(13,787)	$(8,715)	$(5,453)
Other comprehensive income (loss) before reclassifications	5,499	(5,996)	(3,681)
Amounts reclassified from accumulated other comprehensive loss	1,652	924	419
Net current-period other comprehensive income (loss)	7,151	(5,072)	(3,262)
End of year	$(6,636)	$(13,787)	$(8,715)

The following table present the reclassifications out of accumulated other comprehensive loss to net income:

	March 31,
	2014	2013	2012
Amortization of net actuarial loss included in net periodic benefit cost (See Note 13)
Total before tax	$2,728	$1,524	$706
Tax benefit	(1,076)	(600)	(287)
Net of tax	$1,652	$924	$419

15. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	March 31,
	2014	2013
Deferred rent	$28,527	$40,548
Deferred compensation (1)	—	26,443
Stock-based compensation	25,966	50,625
Deferred payment obligation	60,444	61,473
Postretirement benefit obligation	80,527	83,761
Other	5,746	6,610
Total other long-term liabilities	$201,210	$269,460

(1) As disclosed in Note 8, the Company anticipates paying the entire deferred compensation balance of the EPP prior to December 31, 2014, and as such, the entire deferred compensation balance was reclassified from other long-term liabilities as of March 31, 2013 to accrued compensation and benefits as of March 31, 2014.
In fiscal 2014 and 2013, the Company recorded a stock-based compensation liability of $65.9 million and $99.1 million, respectively, including $39.9 million and $48.5 million, respectively, expected to be paid within one year, related to special dividends paid in July and December 2009, June 2012, August 2012, November 2013, and February 2014. Rollover options vested and not yet exercised that would have had an exercise price below zero as a result of the dividend were reduced to one cent, with the remaining reduction to be paid in cash upon exercise of the options. Payments of the special dividends to EIP option holders is linked to vesting. Refer to Note 17 for further discussion of the special dividends.

16. STOCKHOLDERS’ EQUITY
Common Stock
Holders of Class A Common Stock, Class C Restricted Common Stock, and Class E Special Voting Common Stock are entitled to one vote for each share as a holder. The holders of the Voting Common Stock shall vote together as a single class. The holders of Class B Non-Voting Common Stock have no voting rights.
When shares of Class B Non-Voting Common Stock or Class C Restricted Common Stock are sold on the open market, they become Class A Common Stock shares. During fiscal 2014, 869,520 and 288,448 shares of Class B Non-Voting Common Stock and Class C Restricted Common stock, respectively, were sold and converted to Class A Common Stock shares.
Class C Restricted Common Stock is restricted in that a holder’s shares vest as set forth in the Rollover Plan. Refer to Note 17 for further discussion of the Rollover Plan.
Class E Special Voting Common Stock represents the voting rights that accompany the Rollover Options. Rollover Options have a fixed vesting and exercise schedule to comply with IRS section 409A. Upon exercise, the option will convert to Class A Common Stock, and the corresponding Class E Special Voting Common Stock will be repurchased by the Company and retired. Refer to Note 17 for further discussion of the Rollover Options.
Each share of common stock, except for Class E Special Voting Common Stock, is entitled to participate equally in dividends, when and if declared by the Board of Directors from time to time, such dividends and other distributions in cash, stock, or property from the Company’s assets or funds become legally available for such purposes subject to any dividend preferences that may be attributable to preferred stock that may be authorized. The Company’s ability to pay dividends to stockholders is limited as a practical matter by restrictions in the credit agreements governing the Senior Credit Facilities.
The authorized and unissued Class A Common Stock shares are available for future issuance upon share option exercises, without additional stockholder approval.
Employee Stock Purchase Plan
In connection with the Company’s initial public offering in November 2010, the Company established a tax qualified Employee Stock Purchase Plan, or ESPP, which is designed to enable eligible employees to periodically purchase shares of the Company’s Class A Common Stock up to an aggregate of 10,000,000 shares at a five percent discount from the fair market value of the Company’s common stock. The ESPP provides for quarterly offering periods, the first of which commenced on April 1, 2011. For the year ended March 31, 2014, 276,529 Class A Common Stock shares were purchased by employees under the ESPP. As of the program's inception, 1,295,070 shares have been purchased by employees.
Share Repurchase Program
On December 12, 2011, the Board of Directors approved a $30.0 million share repurchase program, to be funded from cash on hand. A special committee of the Board of Directors was appointed to evaluate market conditions and other relevant factors and initiate repurchases under the program from time to time. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. As of March 31, 2014 no shares have been repurchased under the program.
Dividends
The following table summarizes the cash distributions recognized in the consolidated statement of cash flows:

	Fiscal Year Ended March 31,
	2014	2013	2012
Recurring dividends (1)	$57,063	$48,736	$11,906
Special dividends (2)	288,739	1,073,733	—
Dividend equivalents (3)	56,138	59,471	9,026
Total distributions	$401,940	$1,181,940	$20,932

(1) Amounts represent recurring dividends of $0.10 per share and $0.09 per share that were declared and paid for during each quarter of fiscal 2014, fiscal 2013, and fiscal 2012, respectively.
(2) Amounts represent aggregate special dividends of $2.00 per share ($1.00 paid November 29, 2013 and $1.00 paid February 28, 2014) and $8.00 per share ($1.50 paid June 29, 2012 and $6.50 paid August 31, 2012) that were declared and paid for during fiscal 2014 and 2013, respectively.
(3) Dividend equivalents are distributions made to option holders equal to the special dividends declared and paid.

On May 21, 2014, the Company announced a regular quarterly cash dividend in the amount of $0.11 per share. The quarterly dividend is payable on June 30, 2014 to stockholders of record on June 10, 2014.

For each special dividend declared, the Compensation Committee, as Administrator of the Officers' Rollover Stock Plan and the Equity Incentive Plan, as amended, is required to make a determination under the respective plan's antidilution provision to adjust the outstanding options. For the $1.50 special dividend announced May 29, 2012, the $6.50 dividend announced July 30, 2012, and the $1.00 special dividends announced October 29, 2013 and January 31, 2014, holders of the Rollover Options received a cash payment equal to the amount of the special dividend on the options' mandatory exercise date. For the $1.50 special dividend, holders of EIP options were granted a dividend equivalent equal to the special dividend payable on June 29, 2012 or the vesting of the EIP option, whichever is later. For the $6.50 special dividend, holders of EIP options with a pre-dividend exercise price less than $11.00 per share received a dividend equivalent equal to the amount of the special dividend payable on August 31, 2012 or the vesting of the EIP option, whichever is later. All other EIP options were adjusted by reducing the exercise price by $6.36 which is equal to the difference between the pre-dividend closing fair market value of our Class A Common Stock and the post-dividend opening fair market value of our Class A Common Stock as noted on the New York Stock Exchange. For the $1.00 special dividends, holders of EIP options received a cash payment equal to the amount of the special dividend paid on November 29, 2013 and February 28, 2014, respectively, or the vesting of the EIP option, whichever is later.

The total payout of the dividend and the dividend equivalents have been presented as a financing activity within the consolidated statement of cash flows.

17. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense recognized in the consolidated statements of operations:

	Fiscal Year Ended March 31,
	2014	2013	2012
Cost of revenue	$5,672	$7,061	$9,095
General and administrative expenses	14,393	17,780	22,168
Total	$20,065	$24,841	$31,263
The following table summarizes the total stock-based compensation expense recognized in the consolidated statements of operations by the following types of equity awards:

	Fiscal Year Ended March 31,
	2014	2013	2012
Equity Incentive Plan Options	$7,257	$13,148	$13,068
Class A Restricted Common Stock	12,171	8,412	5,963
Rollover Options	578	2,970	11,176
Class C Restricted Stock	59	311	1,056
Total	$20,065	$24,841	$31,263
As of March 31, 2014 and 2013, there was $16.4 million and $19.5 million of total unrecognized compensation cost related to unvested stock-based compensation agreements. The unrecognized compensation cost as of March 31, 2014 is expected to be fully amortized over the next 5 years. Absent the effect of accelerating stock compensation cost for any departures of employees who may continue to vest in their equity awards, the following tables summarize the unrecognized compensation cost, the weighted average period the cost is expected to be amortized, and the estimated annual compensation cost for the future periods indicated below (excludes any future awards):

	Unrecognized Compensation Cost		Weighted Average Remaining Period to be Recognized
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Equity Incentive Plan Options	$8,249	$12,161	3.10	2.77
Class A Restricted Common Stock	8,157	6,709	2.02	2.03
Rollover Options	—	578	—	0.25
Class C Restricted Stock	—	59	—	0.25
Total	$16,406	$19,507

	Total Unrecognized Compensation Cost
	Total	2015	2016	2017	2018	2019	Thereafter
Equity Incentive Plan Options	$8,249	$4,455	$2,360	$1,037	$347	$50	$—
Class A Restricted Common Stock	8,157	5,773	2,051	333	—	—	—
Total	$16,406	$10,228	$4,411	$1,370	$347	$50	$—

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
The aggregate grant date fair value of the EIP Options issued during fiscal 2014, fiscal 2013, and fiscal 2012, was $4.9 million, $4.2 million, and $18.5 million, respectively, and is being recorded as expense over the vesting period. The total fair value of EIP Options vested during fiscal 2014 and 2013 was $17.5 million and $18.2 million, respectively. As of March 31, 2014 and 2013, there were 9,197,629 and 10,319,906 options, respectively, available for future grant under the EIP.
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
As permitted under the terms of the Equity Incentive Plan, the Compensation Committee as Administrator of the Plan, authorized the withholding of taxes not to exceed the minimum statutory withholding amount, through the surrender of shares of Class A common stock issuable upon the vesting or accelerated vesting of Restricted Stock. For those holders who elected to participate, the trade dates were as follows for the vesting or accelerated vesting of Restricted Stock. As a result of these transactions, the Company repurchased a total of 203,782 shares and recorded them as treasury shares at a cost of $3.7 million, detailed as follows:

Total Shares Withheld to Cover Taxes
Trade Date	Shares	Cost	Total
April 1, 2013	10,219	$13.45	$137,446
June 30, 2013	137,111	$17.38	2,382,989
July 15, 2013	3,959	$18.40	72,846
July 31, 2013	5,844	$21.38	124,945
September 13, 2013	7,309	$19.19	140,260
October 7, 2013	4,162	$18.59	77,372
March 31, 2014	35,178	$22.00	773,916
Total	203,782		$3,709,774

Officers’ Rollover Stock Plan
The Rollover Plan was adopted as a mechanism to enable Company Officers to exchange a portion of their previous equity interests in the pre-acquisition Company for equity interests in the Company. Among the equity interests that were eligible for exchange were common stock and stock rights, both vested and unvested.
Unvested stock rights that would have vested in 2008 were exchanged for 2,028,270 shares of new Class C Restricted Stock issued by the Company at an estimated fair value of $10.00 at August 1, 2008. The aggregate grant date fair value of the Class C Restricted Stock issued of $20.3 million was recorded as expense over the vesting period. For the fiscal years ended March 31, 2014 and 2013, 136,200 cumulative shares of Class C Restricted Stock vested for each year. At March 31, 2014 and 2013, 3,971,730 shares of Class C Restricted Stock were authorized but unissued under the Plan. Notwithstanding the foregoing, Class C Restricted Stock was intended to be issued only in connection with the exchange process described above.
In addition to the conversion of the stock rights that would have vested in 2008 to Class C Restricted Stock, Options were issued in exchange for old stock rights held by the U.S. government consulting partners of the pre-acquisition Company. The Rollover Options were granted based on the retirement eligibility of the Officer. For the purposes of these options, there were two categories of Officers — retirement eligible and non-retirement eligible. Rollover Options granted to retirement eligible Officers vested in equal annual installments on June 30, 2009, 2010, and 2011.
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
Those individuals who were considered retirement eligible also were given the opportunity to make a one-time election to be treated as non-retirement eligible. The determination of retirement eligibility was made as of a set point in time and could not be changed at a future date.
Rollover Options granted to Officers who were categorized as non-retirement eligible vested 50% on June 30, 2011, 25% on June 30, 2012, and 25% on June 30, 2013.
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
The aggregate grant date fair value of the Rollover Options issued of $127.1 million was recorded as compensation expense over the vesting period. The total grant date fair value of Rollover Options vested during fiscal 2014 and 2013 was $16.2 million for each year.
Methodology
The Company uses the Black-Scholes option-pricing model to determine the estimated fair value for stock-based awards. The fair value of the Company’s stock is based on the closing price on the New York Stock Exchange.

During fiscal year 2014, the Company’s Board of Directors authorized and declared four regular quarterly cash dividends of $0.10 per share. Therefore, an annualized dividend yield between 1.92% and 2.26% was used in the Black-Scholes option-pricing model for all grants issued during the fiscal year. The Company has excluded any special dividends from the annualized dividend yield because of their classification as special dividends and their non-recurring nature. The Company plans to continue paying recurring dividends in the near term and assessing its excess cash resources to determine the best way to utilize its excess cash flow in order to meet its objectives. One way the Company may utilize excess cash includes the payment of special dividends. The Company does not anticipate or forecast the payment of special dividends and therefore does not include special dividends in the annual dividend yield which the company uses to calculate the fair value of stock options, as the Company does not pay these special dividends on a regular basis.
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
The risk-free interest rate is determined by reference to the U.S. Treasury yield curve rates with the remaining term equal to the expected life assumed at the date of grant. The average expected life is calculated based on the Company's historical experience with respect to its stock plan activity in combination with an estimate of when vested and unexercised option shares will be exercised. Forfeitures were estimated based on the Company’s historical analysis of Officer and Vice-President attrition levels and actual forfeiture rates by grant date.
The weighted average assumptions used in the Black-Scholes option-pricing model for stock option awards were as follows:

	Through Fiscal Year Ended March 31,
	2014	2013	2012
Dividend yield	2.19%	2.07%	0.28%
Expected volatility	30.97%	33.12%	36.80%
Risk-free interest rate	1.36%	1.44%	2.35%
Expected life (in years)	6.64	7.00	7.00
Weighted-average grant date fair value	$4.59	$4.69	$7.56
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
On October 29, 2013, our Board of Directors authorized and declared a special cash dividend of $1.00 per share. The dividend was paid on November 29, 2013 to stockholders of record on November 11, 2013. The Compensation Committee, as the Administrator of the Officers' Rollover Stock Plan and the EIP, made a required adjustment to the outstanding options under each plan by granting holders of the Rollover options a cash payment equal to the amount of the special dividend on the options' mandatory exercise date and by granting the holders of EIP options a dividend equivalent equal to the special dividend and payable on November 29, 2013 or the vesting of the EIP option, whichever is later.

On January 31, 2014, our Board of Directors authorized and declared a special cash dividend of $1.00 per share. The dividend was paid on February 28, 2014 to stockholders of record on February 10, 2014. The Board of Directors, acting as the Administrator of the Officers' Rollover Stock Plan and the Amended and Restated Equity Incentive Plan, made a determination to adjust the outstanding Rollover and EIP options for the special dividend to prevent the dilution of the benefit or potential benefit of the options.  The adjustment is in the form of a $1.00 dividend equivalent. Holders of the Rollover Options will receive a cash payment equal to the amount of the special dividend on the exercise of the option during the options' mandatory exercise period. Holders of EIP options received or will receive a cash payment equal to the amount of the special dividend payable on February 28, 2014 or the vesting of the EIP option, whichever is later.
On September 30, 2013, Rollover Options holders received a dividend equivalent payment of $34.0 million related to special dividends declared in fiscal years 2010 and 2013. On June 28, 2013 vested outstanding EIP option holders received a dividend equivalent payment of $13.9 million related to the special dividends declared in fiscal year 2013. On November 29, 2013 vested EIP option holders received a payment of $4.2 million related to the special dividend declared in October 2013. On February 28, 2014 and March 31, 2014 vested EIP option holders received a total payment of $4.1 million, related to the special dividend declared in January 2014. Payment of the dividend equivalents were accounted for as modifications resulting in incremental benefit to the option holders resulting in additional compensation expense of $1.6 million. Total compensation expense recorded in conjunction with the payment of all dividend equivalent to holders of unvested EIP options for the fiscal year ended March 31, 2014 was $2.1 million. Future compensation cost related to payment of the dividend equivalents to holders of EIP options not yet recognized in the statement of operations is $1.0 million and is expected to be recognized over 3.25 years.
As of March 31, 2014 and March 31, 2013, the Company calculated a total recorded and unrecorded stock-based compensation liability of $73.1 million and $106.4 million, respectively, related to the special dividends paid in July 2009, December 2009, June 2012, August 2012, November 2013 and February 2014, as follows:

	March 31, 2014			March 31, 2013
	EIP Options	Rollover Options	Total	EIP Options	Rollover Options	Total
Current portion of liability[1]	$3,675	$36,247	$39,922	$14,429	$34,039	$48,468
Long-term portion of liability[2]	—	25,966	25,966	—	50,625	50,625
	$3,675	$62,213	$65,888	$14,429	$84,664	$99,093
1 Included in accrued compensation and benefits (Note 8).
2 Included in other long-term liabilities.
As of March 31, 2014, $7.2 million related to EIP Options will be recorded as liabilities as the options vest over the next 5 years. There is no unrecorded liability related to Rollover options as of March 31, 2014, as the Rollover options are fully vested. As of March 31, 2013, there were unrecognized liabilities of $2.8 million related to Rollover Options and $4.5 million related to EIP options.

The following table summarizes stock option activity for the periods presented:

	Number of Options	Weighted Average Exercise Price
Officers’ Rollover Stock Plan Options
Retirement Eligible:
Options outstanding at March 31, 2013	1,699,939	$0.01	*
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	971,389	0.01	*
Options outstanding at March 31, 2014	728,550	$0.01	*
Non-Retirement Eligible:
Options outstanding at March 31, 2013	5,544,156	$0.01	*
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	1,848,053	0.01	*
Options outstanding at March 31, 2014	3,696,103	$0.01	*
Equity Incentive Plan Options
Options outstanding at March 31, 2013	8,975,830	$7.41
Granted	1,071,738	18.26
Forfeited	514,310	10.21
Expired	2,000	14.21
Exercised	2,480,293	5.90
Options outstanding at March 31, 2014	7,050,965	$9.39	**

* Amount reduced for $4.642 dividend issued December 11, 2009, $1.087 dividend issued July 27, 2009, $1.50 dividend issued May 29, 2012, and the $6.50 dividend issued July 30, 2012.

** Reflects exercise price adjustment of $6.36 per grant for the $6.50 dividend per share issued July 30, 2012.

The following table summarizes unvested stock options for the periods presented:

	Number of Options	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value on Grant Date
Officers’ Rollover Stock Plan Options
Non-Retirement Eligible:
Unvested at March 31, 2013	1,879,375	$8.62	$18,775
Granted	—	—	—
Vested	1,879,375	8.62	18,775
Forfeited	—	—	—
Unvested at March 31, 2014	—		$—
Equity Incentive Plan Options
Unvested at March 31, 2013	5,486,060	$5.91	$—
Granted	1,071,738	4.59	—
Vested	2,640,429	5.47	—
Forfeited	514,310	6.27	—
Unvested at March 31, 2014	3,403,059	$5.78	$—

The following table summarizes stock options outstanding at March 31, 2014:

Range of exercise prices	Stock Options Outstanding	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life	Stock Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
				(In years)			(In years)
Officers’ Rollover Stock Plan
$0.01	4,424,653	$0.01	*	0.67	4,424,653	$0.01	0.67
Equity Incentive Plan
$4.27 - $20.85	7,050,965	$9.39	**	6.58	3,647,906	$6.48	5.51

* Amount reduced for $ 4.642 dividend issued December 11, 2009, $1.087 dividend issued July 27, 2009, $1.50 dividend issued May 29, 2012 and the $6.50 dividend issued July 30, 2012.

** Reflects exercise price adjustment of $6.36 per grant for the $6.50 dividend per share issued July 30, 2012.

18. FINANCIAL INSTRUMENTS
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
A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The following table set forth by levels represents the fair value of the Company's cash and cash equivalents as of March 31, 2014.

	Fair Value of Cash and Cash Equivalents as of March 31, 2014
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$37,886	$—	$—	$37,886
Money market funds (1)	—	222,108	—	222,108
Total cash and cash equivalents	$37,886	$222,108	$—	$259,994
The following table set forth by levels represents the fair value of the Company's cash and cash equivalents as of March 31, 2013.

	Fair Value of Cash and Cash Equivalents as of March 31, 2013
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$111,805	$—	$—	$111,805
Money market funds (1)	—	238,579	—	238,579
Total cash and cash equivalents	$111,805	$238,579	$—	$350,384

(1)  Level two cash and cash equivalents are invested in money market funds that are intended to maintain a stable net asset value of $1.00 per share by investing in liquid, high quality U.S. dollar-denominated money market instruments. Depending on our short-term liquidity needs, we make regular transfers between money market funds and other cash equivalents.

The fair value of the Company's trade accounts receivable and accounts payable approximates its carrying value at March 31, 2014 and March 31, 2013 because of the short-term nature of these instruments. The fair value of the Company's debt instruments approximates its carrying value at March 31, 2014 and March 31, 2013. The fair value of debt is determined based on interest rates available for debt with terms and maturities similar to the Company's existing debt arrangements (Level 2 inputs).

19. RELATED-PARTY TRANSACTIONS
The Carlyle Group is the majority shareholder of the Company. From time to time, and in the ordinary course of business: (1) other Carlyle portfolio companies engage the Company as a subcontractor or service provider, and (2) the Company engages other Carlyle portfolio companies as subcontractors or service providers. Revenue and cost associated with these related parties for fiscal 2014 were $444,000 and $368,000, respectively. Revenue and cost associated with these related parties for fiscal 2013 were $739,000 and $657,000, respectively. Revenue and cost associated with these related party transactions for fiscal 2012 were $1.5 million and $1.4 million, respectively.
In addition, investment vehicles affiliated with The Carlyle Group participated in a lender syndicate in the Company’s outstanding debt in the amounts of $55.5 million and $58.3 million at March 31, 2014 and 2013, respectively. The participation by such investment vehicles in the syndication of the Company's debt during fiscal 2014 and fiscal 2013 was done on an arm’s length basis.
On July 31, 2008, the Company entered into a management agreement, or Management Agreement, with TC Group V US, L.L.C., or TC Group, a company affiliated with Carlyle. In accordance with the Management Agreement, TC Group provides the Company with advisory, consulting and other services and the Company pays TC Group an aggregate annual fee of $1.0 million plus expenses. In addition, the Company made a one-time payment to TC Group of $20.0 million for investment banking, financial advisory and other services provided to the Company in connection with the acquisition of Booz Allen Hamilton, Inc. in 2008 by The Carlyle Group, or acquisition. For fiscal 2014, fiscal 2013, and fiscal 2012, the Company incurred $1.0 million per year in advisory fees.

20. COMMITMENTS AND CONTINGENCIES
Leases
The Company leases office space under noncancelable operating leases that expire at various dates through 2022. The terms for the facility leases generally provide for rental payments on a graduated scale, which are recognized on a straight-line basis over the terms of the leases, including reasonably assured renewal periods, from the time the Company controls the leased property. Lease incentives are recorded as a deferred credit and recognized as a reduction to rent expense on a straight-line basis over the lease term. Rent expense was approximately $103.5 million, net of $2.5 million of sublease income, $105.9 million, net of $5.5 million of sublease income, and $113.9 million, net of $5.7 million of sublease income, for fiscal 2014, fiscal 2013, and fiscal 2012, respectively.
Future minimum operating lease payments for noncancelable operating leases and future minimum noncancelable sublease rentals are summarized as follows:

For the Fiscal Year Ending March 31,	Operating Lease Payments	Operating Sublease Income
2015	$79,586	$223
2016	61,182	63
2017	32,457	39
2018	19,744	13
2019	16,221	—
Thereafter	28,315	—
	$237,505	$338
Rent expense is included in occupancy costs, a component of general and administrative expenses, as shown on the consolidated statements of operations, and includes rent, sublease income from third parties, real estate taxes, utilities, parking, security, repairs and maintenance, and storage costs.
As a result of the Merger Transaction, the Company assigned a total of nine leases to Booz & Co. The facilities are located in New York, New York; Troy, Michigan; Florham Park, New Jersey; Parsippany, New Jersey; Houston, Texas; Chicago, Illinois; Cleveland, Ohio; Dallas, Texas; and London, England. Except for the Florham Park, Parsippany, Troy, Houston, Cleveland and Dallas leases, which expired, the Company remains liable under the terms of the original leases should Booz & Co. default on its obligations. There were no events of default under these leases as of March 31, 2014 or March 31, 2013. The maximum potential amount of undiscounted future payments is $14.9 million, and the leases expire at different dates between April 2014 and March 2017. Based on the Company’s assessment of the likelihood of future payment, no amounts have been recorded related to the Company’s contingent liability on such leases.
Government Contracting Matters
For fiscal 2014, fiscal 2013, and fiscal 2012, approximately 98%, 99%, and 98%, respectively, of the Company’s revenue was generated from contracts with U.S. government agencies or other U.S. government contractors. Contracts with the U.S. government are subject to extensive legal and regulatory requirements and, from time to time and in the ordinary course of business, agencies of the U.S. government investigate whether the Company’s operations are conducted in accordance with these requirements and the terms of the relevant contracts by using investigative techniques such as subpoenas or civil investigative demands. U.S. government investigations of the Company, whether related to the Company’s U.S. government contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayments, fines, or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting. Management believes it has adequately reserved for any losses that may be experienced from any investigation of which it is aware. The Defense Contract Management Agency Administrative Contracting Officer has negotiated annual final indirect cost rates through fiscal year 2007. Audits of subsequent years may result in cost reductions and/or penalties. Management believes it has adequately reserved for any losses that may be experienced from any such reductions and/or penalties. As of March 31, 2014 and 2013, the Company has recorded a liability of approximately $189.8 million and $156.2 million, respectively, for its current best estimate of amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs incurred subsequent to fiscal year 2007.
Litigation
The Company is involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts that currently range up to $40 million or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, management does not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on the Company’s financial condition and results of operations. As of March 31, 2014 and 2013, there are no material amounts accrued in the consolidated financial statements related to these proceedings.

Six former officers and stockholders who had departed the firm prior to the acquisition have filed a total of nine suits in various jurisdictions, with original filing dates ranging from July 3, 2008 through December 15, 2009 (three of which were amended on July 2, 2010 and then further amended into one consolidated complaint on September 7, 2010) against the Company and certain of the Company’s current and former directors and officers. Each of the suits arises out of the acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the acquisition. Some of the suits also allege that the acquisition price paid to stockholders was insufficient. The various suits assert claims for breach of contract, tortious interference with contract, breach of fiduciary duty, civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations, violations of the Employee Retirement Income Security Act, and/or securities and common law fraud. Three of these suits have been dismissed with all appeals exhausted. Five of the remaining suits are pending in the United States District Court for the Southern District of New York, and the sixth is pending in the United States District Court for the Southern District of California. As of March 31, 2014 and 2013, the aggregate alleged damages sought was approximately $348.7 million ($291.5 million of which is sought to be trebled pursuant to RICO) plus punitive damages, costs, and fees. Although the outcome of any of these cases is inherently uncertain and may be materially adverse, based on current information, management does not expect them to have a material adverse effect on our financial condition and results of operations.
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

22. UNAUDITED QUARTERLY FINANCIAL DATA

	2014 Quarters
	First	Second	Third	Fourth
Revenue	$1,427,691	$1,378,020	$1,273,150	$1,399,832
Operating income	138,673	135,667	97,034	89,237
Income before income taxes	118,015	113,798	78,181	70,793
Net income	70,313	67,813	47,167	46,895
Earnings per common share:
Basic (1)	$0.51	$0.48	$0.32	$0.32
Diluted (1)	$0.48	$0.45	$0.31	$0.30

	2013 Quarters
	First	Second	Third	Fourth
Revenue	$1,432,424	$1,387,650	$1,392,695	$1,545,290
Operating income	114,736	102,029	116,596	112,873
Income before income taxes	103,007	76,875	94,999	93,430
Net income	61,945	46,116	56,184	54,813
Earnings per common share:
Basic (1)	$0.46	$0.29	$0.41	$0.40
Diluted (1)	$0.43	$0.27	$0.38	$0.37
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

23. SUBSEQUENT EVENT

On May 7, 2014 the Company entered into the Second Amendment to the Credit Agreement, dated as of July 31, 2012 (as previously amended by the First Agreement to the Credit Agreement, dated as of August 16, 2013). Prior to the Second Amendment, approximately $660 million of Term Loan A and $1,010 million of Term Loan B was outstanding. Pursuant to the Second Amendment, the Company borrowed additional Term Loan A of approximately $170 million, the proceeds of which were used to partially prepay outstanding principal on the Term Loan B. Following the Amendment, $830 million of Term Loan A and approximately $841 million of Term Loan B were outstanding under the Credit Agreement. The rates for Term Loan A and Term Loan B, as amended, remain unchanged. The amendment also extends the maturity date of Term Loan A and the revolving credit facility to May 31, 2019. The maturity date for Term Loan B remains unchanged. The Company also amended its existing debt covenants to provide for greater operational and financial flexibility.

In connection with the Second Amendment the Company expects to accelerate the amortization of ratable portions of the DIC and OID that do not qualify for deferral of approximately $1.0 million. These expenses will be reflected in other expense, net in the three months ended June 30, 2014. Furthermore, the Company expects to expense third party debt issuance costs of approximately $2.0 million that did not qualify for deferral and will be reflected in general and administrative costs in the three months ended June 30, 2014.

24. SUPPLEMENTAL FINANCIAL INFORMATION
The following schedule summarizes valuation and qualifying accounts for the periods presented:

	Fiscal Year Ended March 31,
	2014	2013	2012
Allowance for doubtful accounts:
Beginning balance	$188	$799	$1,348
Provision for doubtful accounts	1,621	397	1,502
Allowance for doubtful accounts from acquisitions	—	32	—
Charges against allowance	(352)	(1,040)	(2,051)
Ending balance	$1,457	$188	$799
Tax valuation allowance:
Beginning balance	$—	$36,335	$42,379
Deductions and other adjustments	—	(36,335)	—
Sale of capital assets	—	—	(6,044)
Ending balance	$—	$—	$36,335

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective as of March 31, 2014.
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
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2014. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (1992 framework). Based on this assessment, management has concluded that, as of March 31, 2014, our internal control over financial reporting was effective.
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
Regarding Internal Control over Financial Reporting

The Board of Directors and Shareholders of
Booz Allen Hamilton Holding Corporation

We have audited Booz Allen Hamilton Holding Corporation’s internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Booz Allen Hamilton Holding Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Booz Allen Hamilton Holding Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Booz Allen Hamilton Holding Corporation as of March 31, 2014 and March 31, 2013 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2014 of Booz Allen Hamilton Holding Corporation and our report dated May 22, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
May 22, 2014

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information related to our directors is set forth under the caption “Election of Directors” of our Proxy Statement for our Annual Meeting of Stockholders scheduled for July 31, 2014. Such information is incorporated herein by reference.
Information relating to our Executive Officers is included in Part I of this Annual Report under the caption “Executive Officers of the Registrant.”
Information relating to compliance with Section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2014 Proxy Statement. Such information is incorporated herein by reference.
Information related to our code of ethics is set forth under the caption “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2014 Proxy Statement. Such information is incorporated herein by reference.
Information relating to the Audit Committee and Board of Directors determinations concerning whether a member of the Audit Committee is a “financial expert” as that term is defined under Item 407(d)(5) of Regulation S-K is set forth under the caption “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2014 Proxy Statement. Such information is incorporated herein by reference.

Item 11.	Executive Compensation.
Information relating to this item is set forth under the captions “Compensation Discussion and Analysis,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report on Executive Compensation” of our 2014 Proxy Statement. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information relating to this item is set forth in this Annual Report under the caption “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Equity Compensation Plan Information” and under the caption “Security Ownership of Certain Beneficial Owners and Management” of our 2014 Proxy Statement. Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information relating to this item is set forth under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2014 Proxy Statement. Such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
Information relating to this item is set forth under the caption “Independent Registered Public Accounting Firm Fees” of our 2014 Proxy Statement. Such information is incorporated herein by reference.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Washington, DC, on this 22nd day of May, 2014.

BOOZ ALLEN HAMILTON HOLDING CORPORATION (Registrant)

By:	/s/ Ralph W. Shrader
Name: Ralph W. Shrader
Title: Chief Executive Officer and Director
SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ralph W. Shrader	Chief Executive Officer and Director (Principal Executive Officer)	May 22, 2014
Ralph W. Shrader

/s/ Samuel R. Strickland	Executive Vice President, Chief Financial Officer Chief Administrative Officer and Director (Principal Financial and Accounting Officer)	May 22, 2014
Samuel R. Strickland

/s/ Joan Lordi C. Amble	Director	May 22, 2014
Joan Lordi C. Amble

/s/ Peter Clare	Director	May 22, 2014
Peter Clare

/s/ Ian Fujiyama	Director	May 22, 2014
Ian Fujiyama

/s/ Mark Gaumond	Director	May 22, 2014
Mark Gaumond

	Director	May 22, 2014
Allan M. Holt

/s/ Arthur E. Johnson	Director	May 22, 2014
Arthur E. Johnson

/s/ Philip A. Odeen	Director	May 22, 2014
Philip A. Odeen

/s/ Charles O. Rossotti	Director	May 22, 2014
Charles O. Rossotti

Exhibit Index

Exhibit Number	Description

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

10.24
Credit Agreement among Booz Allen Hamilton Inc., as the Borrower, the several lenders from time to time parties thereto, Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Lender, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Barclays Bank PLC, Citigroup Global Markets Inc., HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc. and Sumimoto Mitsui Banking Corporation, as Joint Bookrunners, Credit Suisse Securities (USA) LLC, as Syndication Agent, Barclays Bank PLC, Citigroup Global Markets Inc., HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc., Sumimoto Mitsui Banking Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents, dated as of July 31, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Periodic Report on Form 8-K filed on August 1, 2012 (File No. 001-34972))

10.25
Guarantee and Collateral Agreement, among Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Inc., and the Subsidiary Guarantors party thereto, in favor of Bank of America, N.A., as Collateral Agent, dated as of July 31, 2012 (Incorporated by reference to Exhibit 10.2 to the Company’s Periodic Report on Form 8-K filed on August 1, 2012 (File No. 001-34972))

10.26
First Amendment to Credit Agreement, dated as of August 16, 2013, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC, SDI Technology Corporation, ASE, Inc. and , Booz Allen Hamilton International, Inc., as Guarantors,, Bank of America, N.A., as Administrative Agent, Collateral Agent and New Refinancing Tranche B Term Lender, and the other Lenders and financial institutions from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Periodic Report on Form 8-K filed on August 20 2013 (File No. 001-34972))

10.27	Form of Employment Agreement*

10.28	Form of Restricted Stock Agreement under the Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation*

10.29	Form of Restricted Stock Unit Agreement under the Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation*

10.30
Second Amendment to Credit Agreement, dated as of May 7, 2014, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC, SDI Technology Corporation, ASE, Inc. and Booz Allen Hamilton International, Inc., as Guarantors, Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Lender, and the other Lenders and financial institutions from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Periodic Report on Form 8-K filed on May 13, 2014 (File No. 001-34972))

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

101
The following materials from Booz Allen Hamilton Holding Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2014 and 2013; (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2014, 2012 and 2013; (v) Consolidated Statements of Stockholders' Equity for the fiscal years ended March 31, 2014, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements.**

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