Form 10-Q
period 2014-06-30
Booz Allen Hamilton Holding Corp
filed 2014-07-30
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
 ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of July 25, 2014
Class A Common Stock	144,642,022
Class B Non-Voting Common Stock	525,370
Class C Restricted Common Stock	914,101
Class E Special Voting Common Stock	4,419,184

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	March 31, 2014
	(Unaudited)
	(Amounts in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$319,448	$259,994
Accounts receivable, net of allowance	897,542	916,737
Prepaid expenses and other current assets	83,763	79,246
Total current assets	1,300,753	1,255,977
Property and equipment, net of accumulated depreciation	117,930	129,427
Intangible assets, net of accumulated amortization	218,461	220,887
Goodwill	1,273,560	1,273,789
Other long-term assets	52,709	60,738
Total assets	$2,963,413	$2,940,818
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$41,500	$73,688
Accounts payable and other accrued expenses	478,363	488,807
Accrued compensation and benefits	280,610	331,440
Other current liabilities	55,496	23,169
Total current liabilities	855,969	917,104
Long-term debt, net of current portion	1,613,645	1,585,231
Other long-term liabilities	263,950	266,847
Total liabilities	2,733,564	2,769,182
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, Class A — $0.01 par value — authorized, 600,000,000 shares; issued, 145,392,320 shares at June 30, 2014 and 143,962,073 shares at March 31, 2014; outstanding, 144,564,873 shares at June 30, 2014 and 143,352,448 shares at March 31, 2014	1,454	1,440
Non-voting common stock, Class B — $0.01 par value — authorized, 16,000,000 shares; issued and outstanding, 525,370 shares at June 30, 2014 and 582,080 shares at March 31, 2014	5	6
Restricted common stock, Class C — $0.01 par value — authorized, 5,000,000 shares; issued and outstanding, 914,101 shares at June 30, 2014 and 935,871 shares at March 31, 2014	9	9
Special voting common stock, Class E — $0.003 par value — authorized, 25,000,000 shares; issued and outstanding, 4,419,184 shares at June 30, 2014 and 4,424,814 shares at March 31, 2014	13	13
Treasury stock, at cost — 827,447 shares at June 30, 2014 and 609,625 shares at March 31, 2014	(14,785)	(10,153)
Additional paid-in capital	151,949	144,269
Retained earnings	97,755	42,688
Accumulated other comprehensive loss	(6,551)	(6,636)
Total stockholders’ equity	229,849	171,636
Total liabilities and stockholders’ equity	$2,963,413	$2,940,818
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,
	2014	2013
	(Amounts in thousands, except per share data)
Revenue	$1,322,297	$1,427,691
Operating costs and expenses:
Cost of revenue	645,001	701,472
Billable expenses	350,972	397,888
General and administrative expenses	171,069	171,328
Depreciation and amortization	16,232	18,330
Total operating costs and expenses	1,183,274	1,289,018
Operating income	139,023	138,673
Interest expense	(18,864)	(20,712)
Other, net	(1,110)	54
Income before income taxes	119,049	118,015
Income tax expense	47,934	47,702
Net income	$71,115	$70,313
Earnings per common share (Note 3):
Basic	$0.49	$0.51
Diluted	$0.47	$0.48
Dividends declared per share	$0.11	$0.10

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,
	2014	2013
	(Amounts in thousands)
Net income	$71,115	$70,313
Change in postretirement plan costs, net of tax	85	424
Comprehensive income	$71,200	$70,737

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,
	2014	2013
	(Amounts in thousands)
Cash flows from operating activities
Net income	$71,115	$70,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,232	18,330
Stock-based compensation expense	6,062	5,146
Excess tax benefits from the exercise of stock options	(1,658)	(961)
Amortization of debt issuance costs and loss on extinguishment	5,381	2,084
Losses on dispositions and impairments	345	585
Changes in assets and liabilities:
Accounts receivable	19,195	34,032
Prepaid expenses and other current assets	(4,519)	(4,930)
Other long-term assets	7,484	(2,041)
Accrued compensation and benefits	(48,869)	(72,400)
Accounts payable and other accrued expenses	(16,378)	26,632
Accrued interest	7,945	2,012
Other current liabilities	31,974	552
Other long-term liabilities	(2,583)	(5,507)
Net cash provided by operating activities	91,726	73,847
Cash flows from investing activities
Purchases of property and equipment	(2,652)	(2,430)
Net cash used in investing activities	(2,652)	(2,430)
Cash flows from financing activities
Net proceeds from issuance of common stock	1,276	1,285
Stock option exercises	1,208	3,235
Excess tax benefits from the exercise of stock options	1,658	961
Repurchases of common stock	(4,632)	(2,520)
Cash dividends paid	(16,048)	(13,915)
Dividend equivalents paid to option holders	(4,472)	(13,864)
Debt issuance costs	(8,610)	—
Repayment of debt	(168,438)	(11,624)
Proceeds from debt issuance	168,438	—
Net cash used in financing activities	(29,620)	(36,442)
Net increase in cash and cash equivalents	59,454	34,975
Cash and cash equivalents––beginning of period	259,994	350,384
Cash and cash equivalents––end of period	$319,448	$385,359
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$8,736	$16,604
Income taxes	$3,438	$40,103
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
June 30, 2014
1. BUSINESS OVERVIEW
Organization
Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or Holding or the Company, is an affiliate of The Carlyle Group, or Carlyle, and was incorporated in Delaware in May 2008. The Company provides management consulting, technology, and engineering services to the U.S. government in the defense, intelligence, and civil markets. Additionally, the Company provides its management and technology consulting services to major corporations, institutions, and not-for-profit organizations. The Company reports operating results and financial data in one operating segment. The Company is headquartered in McLean, Virginia, with approximately 22,100 employees as of June 30, 2014.
2. BASIS OF PRESENTATION
The Company prepared the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, or Quarterly Report, in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The Company followed the accounting policies used and disclosed in the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2014 filed with the Securities and Exchange Commission on May 22, 2014, or Annual Report, and policies stated within this Quarterly Report. The Company’s fiscal year ends on March 31 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31.
The interim financial information in this Quarterly Report reflects all adjustments, consisting of normal recurring adjustments except as otherwise disclosed, necessary for a fair presentation of the Company’s results of operations for the interim periods. The results of operations for the three months ended June 30, 2014 are not necessarily indicative of results to be expected for the full fiscal year.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued a new standard that will replace existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. The new standard will be effective for the Company beginning on April 1, 2017 (i.e., beginning with the first quarter fiscal 2018 interim financial statements). The new standard may be adopted retrospectively for all periods presented, or adopted using a modified retrospective approach. Under the retrospective approach, the fiscal 2017 and 2016 financial statements would be adjusted to reflect the effects of applying the new standard on those periods. Under the modified retrospective approach, the new standard would only be applied for the period beginning April 1, 2017 to new contracts and those contracts that are not yet complete at April 1, 2017, with a cumulative catch-up adjustment recorded to beginning retained earnings for existing contracts that still require performance. Management is currently evaluating the methods of adoption allowed by the new standard and the effect the standard is expected to have on the Company’s financial statements and related disclosures.
Other recent accounting pronouncements issued by the FASB during the three months ended June 30, 2014 and through the filing date did not or are not believed by management to have a material impact on the Company's present or historical condensed consolidated financial statements.

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
The Company currently has outstanding shares of Class A Common Stock, Class B Non-Voting Common Stock, Class C Restricted Common Stock, and Class E Special Voting Common Stock. Class E Special Voting Common Stock shares are not included in the calculation of EPS as these shares represent voting rights only and are not entitled to participate in dividends or other distributions. Unvested Class A Restricted Common Stock holders are entitled to participate in non-forfeitable dividends or other distributions. These unvested shares participated in the Company's dividends declared and paid in the first quarter of fiscal 2014 and 2015. As such, EPS is calculated using the two-class method whereby earnings are reduced by distributed earnings as well as any available undistributed earnings allocable to holders of unvested restricted shares. A reconciliation of the income used to compute basic and diluted EPS for the periods presented are as follows:

	Three Months Ended June 30,
	2014	2013
Earnings for basic computations (1)	$70,265	$69,998
Weighted-average Class A Common Stock outstanding	142,188,210	135,538,602
Weighted-average Class B Non-Voting Common Stock outstanding	538,270	1,348,912
Weighted-average Class C Restricted Common Stock outstanding	918,939	1,156,992
Total weighted-average common shares outstanding for basic computations	143,645,419	138,044,506
Earnings for diluted computations (1)	$70,292	$70,014
Dilutive stock options and restricted stock	5,981,749	9,193,243
Average number of common shares outstanding for diluted computations	149,627,168	147,237,749
Earnings per common share
Basic	$0.49	$0.51
Diluted	$0.47	$0.48
(1) During the three months ended June 30, 2014 and 2013, approximately 1,700,000 and 600,000 participating securities were paid dividends totaling $191,000 and $62,000, respectively. Additionally, for the three months ended June 30, 2014, undistributed earnings of $659,000 and $632,000 were allocated to the participating class of securities in basic and diluted earnings per share, respectively. For the three months ended June 30, 2013 there were undistributed earnings of $253,000 and $237,000 allocated to the participating class of securities in basic and diluted earnings per share, respectively. The allocated undistributed earnings and the dividends paid comprise the difference between net income presented on the condensed consolidated statements of operations for the three months ended June 30, 2014 and 2013 and earnings for basic computations.
The EPS calculation for the three months ended June 30, 2014 and 2013 excludes 212,000 and 990,000 options, respectively, as their impact was anti-dilutive.

4. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consisted of the following:

	June 30, 2014	March 31, 2014
Current
Accounts receivable–billed	$409,537	$395,509
Accounts receivable–unbilled	489,010	522,685
Allowance for doubtful accounts	(1,005)	(1,457)
Accounts receivable, net	897,542	916,737
Long-term
Unbilled receivables	17,482	22,877
Total accounts receivable, net	$915,024	$939,614

Unbilled amounts represent sales for which billings have not been presented to customers at quarter-end or year-end. These amounts are usually billed and collected within one year. Long-term unbilled receivables not anticipated to be billed and collected within one year, which are primarily related to retainage, holdbacks, and long-term rate settlements to be billed at contract closeout, are included in other long-term assets as accounts receivable in the accompanying condensed consolidated balance sheets. The Company recognized a provision (benefit) for doubtful accounts (including certain unbilled reserves) of $(452,000) and $2.0 million for the three months ended June 30, 2014 and 2013, respectively. Because the Company's accounts receivable are primarily with the U.S. Government and its agencies, the Company does not have material exposure to accounts receivable credit risk.

5. ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

Accounts payable and other accrued expenses consisted of the following:

	June 30, 2014	March 31, 2014
Vendor payables	$243,801	$265,079
Accrued expenses	234,562	223,728
Total accounts payable and other accrued expenses	$478,363	$488,807
Accrued expenses consisted primarily of the Company’s reserve related to potential cost disallowance in conjunction with government audits. Refer to Note 16 for further discussion of this reserve.

6. ACCRUED COMPENSATION AND BENEFITS
Accrued compensation and benefits consisted of the following:

	June 30, 2014	March 31, 2014
Bonus	$16,544	$75,423
Retirement	49,141	43,405
Vacation	119,705	117,626
Stock-based compensation liability (Note 13)	37,885	39,922
Deferred compensation	27,547	27,547
Other	29,788	27,517
Total accrued compensation and benefits	$280,610	$331,440

7. DEBT
Debt consisted of the following:

	June 30, 2014		March 31, 2014
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Term Loan A	2.65%	$826,515	2.65%	$660,317
Term Loan B	3.75%	828,630	3.75%	998,602
Total		1,655,145		1,658,919
Less: Current portion of long-term debt		(41,500)		(73,688)
Long-term debt, net of current portion		$1,613,645		$1,585,231

On May 7, 2014, the Company entered into the Second Amendment to the Credit Agreement, dated as of July 31, 2012 (as previously amended by the First Amendment to the Credit Agreement, dated as of August 16, 2013). Prior to the Second Amendment, approximately $661.6 million of Term Loan A and $1,009.6 million of Term Loan B was outstanding. Pursuant to the Second Amendment, the Company increased its borrowing under Term Loan A by approximately $168.4 million, the proceeds of which were used to pay outstanding principal on the Term Loan B. Following the Second Amendment, $830.0 million of Term Loan A and $841.2 million of Term Loan B were outstanding under the Credit Agreement. The rates for Term Loan A and Term Loan B, as amended, remain unchanged. The Second Amendment also extended the maturity date of Term Loan A and the revolving credit facility to May 31, 2019. The maturity date for Term Loan B remained unchanged. The Company also amended its existing debt covenants to provide for greater operational and financial flexibility.

In connection with the Second Amendment, the Company accelerated the amortization of ratable portions of the Debt Issuance Costs, or DIC, and Original Issue Discount, or OID, associated with the prior senior secured loan facilities of $1.2 million. These expenses are reflected in other expense, net for the three months ended June 30, 2014. Furthermore, the Company expensed third party debt issuance costs of $2.0 million that did not qualify for deferral and are reflected in general and administrative costs for the three months ended June 30, 2014.

As of June 30, 2014, the Credit Agreement, as amended, provided the Company with an $830.0 million Term Loan A and an $841.2 million Term Loan B, and a $500.0 million revolving credit facility, with a sublimit for letters of credit of $100.0 million. The outstanding obligations under the Credit Agreement, as amended, are secured by a security interest in substantially all of the assets of the Company, subject to certain exceptions set forth in the Credit Agreement, as amended, and related documentation.

The Credit Agreement, as amended, requires quarterly principal payments of 1.25% of the stated principal amount of Term Loan A, with annual incremental increases to 1.875%, 2.50%, 3.125%, and 13.0%, prior to Term Loan A's maturity date of May 31, 2019. As a result of paying approximately $168.4 million of Term Loan B principal in connection with the Second Amendment, no additional principal payments are required until the remaining balance is due on Term Loan B's maturity date of July 31, 2019. The revolving credit facility matures on May 31, 2019, at which time any outstanding principal balance is due in full. As of June 30, 2014 and March 31, 2014, there were no amounts outstanding on the revolving credit facility.

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
The total outstanding debt balance is recorded in the accompanying condensed consolidated balance sheets, net of unamortized discount of $16.0 million and $12.3 million as of June 30, 2014 and March 31, 2014, respectively.
As of June 30, 2014 and March 31, 2014, the Company was in compliance with all of the Credit Agreement's debt covenants.

8. INCOME TAXES
The Company’s effective income tax rate was 40.3% and 40.4% for the three months ended June 30, 2014 and 2013, respectively. The effective tax rate of 40.3% differs from the statutory rate of 35.0% due to state income taxes and the effect of permanent rate differences, which primarily relate to meals and entertainment.

9. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	June 30, 2014	March 31, 2014
Income tax reserve	$57,413	$57,406
Deferred rent	26,598	28,527
Stock-based compensation liability (Note 13)	25,966	25,966
Deferred payment obligation	60,214	60,444
Postretirement benefit obligations	81,834	80,527
Other	11,925	13,977
Total other long-term liabilities	$263,950	$266,847

As of June 30, 2014 and March 31, 2014, the Company recorded a stock-based compensation liability of $63.9 million and $65.9 million, respectively, including $37.9 million and $39.9 million, respectively, expected to be paid within one year, related to special dividends paid in July and December 2009, June 2012, August 2012, November 2013, and February 2014. Rollover options vested and not yet exercised that would have had an exercise price below zero as a result of the dividends were reduced to one cent, with the remaining reduction to be paid in cash upon exercise of the options. Payments of the special dividends to EIP option holders is linked to vesting. Refer to Note 13 for further discussion of the special dividends.

10. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company sponsors the Employees’ Capital Accumulation Plan, or ECAP, which is a qualified defined contribution plan that covers eligible U.S. and international employees. ECAP provides for distributions, subject to certain vesting provisions, to participants by reason of retirement, death, disability, or termination of employment. Effective April 1, 2014 the Company transitioned from a discretionary employer contribution to an annual matching contribution of up to 6% of eligible annual income as determined by the Internal Revenue Code for the ECAP. Total expense recognized under ECAP was $27.3 million and $41.6 million for the three months ended June 30, 2014 and 2013, respectively. The Company-paid contributions were $21.6 million and $43.2 million for the three months ended June 30, 2014 and 2013, respectively.
Defined Benefit Plan and Other Postretirement Benefit Plans
The Company maintains and administers a postretirement medical plan and a defined benefit retirement plan for current, retired, and resigned officers.
The components of net postretirement medical expense for the Officer Medical Plan were as follows:

	Three Months Ended June 30,
	2014	2013
Service cost	$1,021	$1,186
Interest cost	892	924
Net actuarial loss	144	713
Total postretirement medical expense	$2,057	$2,823
As of June 30, 2014 and March 31, 2014, the unfunded status of the post-retirement medical plan was $77.5 million and $75.9 million, respectively, which is included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

11. ACCUMULATED OTHER COMPREHENSIVE LOSS

All amounts recorded in other comprehensive loss are related to the Company's pension plan. The following table represents a rollforward of amounts recognized in accumulated other comprehensive loss, net of tax:

	Three Months Ended June 30,
	2014	2013
Beginning of year	$(6,636)	$(13,787)
Other comprehensive income (loss) before reclassifications	—	—
Amounts reclassified from accumulated other comprehensive loss	85	424
Net current-period other comprehensive loss	85	424
End of year	$(6,551)	$(13,363)

The following table presents the reclassifications out of accumulated other comprehensive loss to net income:

	Three Months Ended June 30,
	2014	2013
Amortization of net actuarial loss included in net periodic benefit cost (See Note 10)
Total before tax	$144	$713
Tax benefit	(59)	(289)
Net of tax	$85	$424

12. STOCKHOLDERS’ EQUITY
Common Stock
The common stock shares activity consisted of the following:

	Class A Common Stock	Class B Non-Voting Common Stock	Class C Restricted Common Stock	Class E Special Voting Common Stock	Treasury Stock
Balance at March 31, 2013	136,457,444	1,451,600	1,224,319	7,478,522	405,843
Issuance of common stock	1,047,160	0	0	0	0
Stock options exercised	5,299,501	0	0	(3,053,708)	0
Share exchange	1,157,968	(869,520)	(288,448)	0	0
Repurchase of common stock (1)	0	0	0	0	203,782
Balance at March 31, 2014	143,962,073	582,080	935,871	4,424,814	609,625
Issuance of common stock	1,155,339	0	0	0	0
Stock options exercised	196,428	0	0	(5,630)	0
Share exchange	78,480	(56,710)	(21,770)	0	0
Repurchase of common stock (2)	0	0	0	0	217,822
Balance at June 30, 2014	145,392,320	525,370	914,101	4,419,184	827,447

(1)
Reflects shares repurchased on June 30, 2013 to cover the withholding taxes on restricted stock awards that vested on June 30, 2013 and shares repurchased on multiple dates for the withholding taxes on accelerated restricted stock vesting for departing officers.

(2)
Reflects shares repurchased on June 30, 2014 to cover the withholding taxes on restricted stock awards that vested on June 30, 2014 and shares repurchased on multiple dates to cover the withholding taxes on accelerated restricted stock vesting for departing officers.

For the quarterly offering period that closed on June 30, 2014, 63,183 Class A Common Stock shares were purchased by employees under the Company's Employee Stock Purchase Plan, or ESPP. As of the program's inception, 1,358,253 shares have been purchased by employees.

13. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense recognized in the condensed consolidated statements of operations:

	Three Months Ended June 30,
	2014	2013
Cost of revenue	$2,037	$1,477
General and administrative expenses	4,025	3,669
Total	$6,062	$5,146

The following table summarizes the total stock-based compensation expense recognized in the condensed consolidated statements of operations by the following types of equity awards:

	Three Months Ended June 30,
	2014	2013
Equity Incentive Plan Options	$1,194	$2,102
Class A Restricted Common Stock	4,868	2,407
Rollover Options	—	578
Class C Restricted Stock	—	59
Total	$6,062	$5,146

As of June 30, 2014, there was $31.3 million of total unrecognized compensation cost related to unvested stock-based compensation agreements. The unrecognized compensation cost as of June 30, 2014 is expected to be amortized over 4.75 years. Absent the effect of accelerating stock compensation cost for any departures of employees who may continue to vest in their equity awards, the following table summarizes the unrecognized compensation cost and the weighted average period the cost is expected to be amortized.

	June 30, 2014
	Unrecognized Compensation Cost	Weighted Average Remaining Period to be Recognized
Equity Incentive Plan Options	$7,017	3.19
Class A Restricted Common Stock	24,302	3.39
Total	$31,319
Equity Incentive Plan
On May 21, 2014, 121,379 options were granted under the Amended and Restated Equity Incentive Plan, or EIP. The estimated fair value of the grant was $5.19, resulting in a total fair value of $630,000. The fair value of our Class A Common Stock on May 21, 2014 at the time of the option grant, was $22.17.
On June 23, 2014, 80,389 options were granted under the EIP. The estimated fair value of the grant was $5.10, resulting in a total fair value of $410,000. The fair value of our Class A Common Stock on June 23, 2014 at the time of the option grant, was $21.57.
As of June 30, 2014, there were 6,924,833 EIP options outstanding, of which 2,348,134 were unvested.

Grants of Class A Restricted Common Stock
On May 2, 2014, the Board of Directors granted 896,060 shares of Class A Restricted Stock to certain senior executives. The aggregate value of this award was estimated at $21.0 million based on the stock price of $23.45 on the grant date.
On June 23, 2014, the Board of Directors granted 196,095 shares of Class A Restricted Stock to certain newly hired partners. The aggregate value was estimated at $4.2 million based on the stock price of $21.57 on the grant date.
As permitted under the terms of the EIP, the Compensation Committee as Administrator of the Plan, authorized the withholding of taxes not to exceed the minimum statutory withholding amount, through the surrender of shares of Class A Common Stock issuable upon the vesting or accelerated vesting of Restricted Stock. For those holders who elected to participate, the Company repurchased a total of 217,822 shares and recorded them as treasury shares at a cost of $4.6 million during the three months ended June 30, 2014.
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
Total compensation expense recorded in conjunction with the payment of the dividend equivalents to holders of unvested EIP options for the three months ended June 30, 2014 was $111,000. Future compensation expense related to the payment of the dividend equivalents to holders of EIP options not yet recognized in the statement of operations is $798,000 and is expected to be recognized over 3.0 years.
As of June 30, 2014 and March 31, 2014, the Company calculated a total recorded and unrecorded stock-based compensation liability of $70.3 million and $73.1 million, respectively, related to the special dividends paid in July 2009, December 2009, June 2012, August 2012, November 2013 and February 2014. The recorded stock-based compensation liability is as follows:

	June 30, 2014			March 31, 2014
	EIP Options	Rollover Options	Total	EIP Options	Rollover Options	Total
Current portion of liability (1)	$1,715	$36,170	$37,885	$3,675	$36,247	$39,922
Long-term portion of liability (2)	—	25,966	25,966	—	25,966	25,966
	$1,715	$62,136	$63,851	$3,675	$62,213	$65,888
(1)     Included in accrued compensation and benefits (Note 6).
(2)     Included in other long-term liabilities (Note 9).
As of June 30, 2014, $6.4 million related to EIP options will be recorded as liabilities as the options vest over the next 4.75 years. As of March 31, 2014, there was an unrecognized liability of $7.2 million related to EIP options. There is no unrecorded liability related to Rollover options as of June 30, 2014 or March 31, 2014, as the Rollover options are fully vested.

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
A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The following tables set forth by level represent the fair value of the Company's cash and cash equivalents as of June 30, 2014.

	Fair Value of Cash and Cash Equivalents as of June 30, 2014
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$48,346	—	—	$48,346
Money market funds (1)	—	$271,102	—	$271,102
Total cash and cash equivalents	$48,346	$271,102	—	$319,448
The following table set forth by levels represents the fair value of the Company's cash and cash equivalents as of March 31, 2014.

	Fair Value of Cash and Cash Equivalents as of March 31, 2014
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$37,886	—	—	$37,886
Money market funds (1)	—	$222,108	—	$222,108
Total cash and cash equivalents	$37,886	$222,108	—	$259,994

(1)  Level two cash and cash equivalents are invested in money market funds that are intended to maintain a stable net asset value of $1.00 per share by investing in liquid, high quality U.S. dollar-denominated money market instruments. Depending on our short-term liquidity needs, we make regular transfers between money market funds and other cash equivalents.
The fair value of the Company's trade accounts receivable and accounts payable approximates its carrying value at June 30, 2014 and March 31, 2014 because of the short-term nature of these instruments. The fair value of the Company's debt instruments approximates its carrying value at June 30, 2014 and March 31, 2014. The fair value of debt is determined based on interest rates available for debt with terms and maturities similar to the Company's existing debt arrangements (Level 2 inputs).
15. RELATED-PARTY TRANSACTIONS
The Carlyle Group is the controlling shareholder of the Company. From time to time, and in the ordinary course of business: (1) other Carlyle portfolio companies engage the Company as a subcontractor or service provider, and (2) the Company engages other Carlyle portfolio companies as subcontractors or service providers. Revenue and cost associated with these related parties for the three months ended June 30, 2014 were $212,000 and $163,000, respectively. Revenue and cost associated with these related parties for the three months ended June 30, 2013 were $96,000 and $82,000, respectively.
In addition, investment vehicles affiliated with The Carlyle Group participated in a lender syndicate in the Company’s outstanding debt in the amounts of $45.0 million and $55.5 million at June 30, 2014 and March 31, 2014, respectively. The participation by such investment vehicles in the syndication of the Company's debt was done on an arm’s length basis.
On July 31, 2008, the Company entered into a management agreement, or Management Agreement, with TC Group V US, L.L.C., or TC Group, a company affiliated with Carlyle. On June 7, 2012, TC Group assigned all of its right, title and interest in, and obligations under, the management agreement to Carlyle Investment Management L.L.C., or Carlyle Investment Management. In accordance with the Management Agreement, Carlyle Investment Management provides the Company with advisory, consulting, and other services and the Company pays Carlyle Investment Management an aggregate annual fee of $1.0 million, plus expenses. For the three months ended June 30, 2014 and 2013, the Company incurred $250,000 in advisory fees in each period.
16. COMMITMENTS AND CONTINGENCIES
Leases
As a result of the July 2008 acquisition, as described in the Company’s Annual Report, the Company assigned a total of nine leases to Booz & Co, which has subsequently changed its name to Strategy&. The facilities are located in New York, New York; Troy, Michigan; Florham Park, New Jersey; Parsippany, New Jersey; Houston, Texas; Chicago, Illinois; Cleveland, Ohio; Dallas, Texas; and London, England. The Company remains liable for the Chicago and London leases under the terms of the original leases should Strategy& default on its obligations. All other leases assigned to Strategy& have expired. There were no events of default under these leases as of June 30, 2014 or March 31, 2014. The maximum potential amount of undiscounted future payments is $13.3 million, and the leases expire in November 2015 and March 2017. Based on the Company’s assessment of the likelihood of future payment, no amounts have been recorded related to the Company’s contingent liability on such leases.

Government Contracting Matters
For the three months ended June 30, 2014 approximately 98% of the Company’s revenue was generated from contracts with U.S. government agencies or other U.S. government contractors, and approximately 99% for the three months ended June 30, 2013. Contracts with the U.S. government are subject to extensive legal and regulatory requirements and, from time to time and in the ordinary course of business, agencies of the U.S. government investigate whether the Company’s operations are conducted in accordance with these requirements and the terms of the relevant contracts by using investigative techniques such as subpoenas or civil investigative demands. U.S. government investigations of the Company, whether related to the Company’s U.S. government contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayments, fines, or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting. Management believes it has adequately reserved for any losses that may be experienced from any investigation of which it is aware. The Defense Contract Management Agency Administrative Contracting Officer has negotiated annual final indirect cost rates through fiscal year 2007. Audits of subsequent years may result in cost reductions and/or penalties. Management believes it has adequately reserved for any losses that may be experienced from any such reductions and/or penalties. As of June 30, 2014 and March 31, 2014, the Company has recorded a liability of approximately $189.0 million and $189.8 million, respectively, for its current best estimate of amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs incurred subsequent to fiscal year 2007. During the three months ended June 30, 2014, the Company recorded a $7.9 million decrease to the liability to adjust for the potential allowability of certain indirect costs.
Litigation
The Company is involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts that currently range up to $40 million or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, management does not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on the Company’s financial condition and results of operations. As of June 30, 2014, there are no material amounts accrued in the condensed consolidated financial statements related to these proceedings.
Six former officers and stockholders who had departed the firm prior to July 31, 2008, the date on which we became majority owned by Carlyle and certain of its affiliated investment funds, as described in the Company’s Annual Report, or the Acquisition, have filed a total of nine suits in various jurisdictions, with original filing dates ranging from July 3, 2008 through December 15, 2009 (three of which were amended on July 2, 2010 and then further amended into one consolidated complaint on September 7, 2010) against the Company and certain of the Company’s current and former directors and officers. Each of the suits arises out of the Acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the Acquisition. Some of the suits also allege that the Acquisition price paid to stockholders was insufficient. The various suits assert claims for breach of contract, tortious interference with contract, breach of fiduciary duty, civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations, violations of the Employee Retirement Income Security Act, and/or securities and common law fraud. Three of these suits have been dismissed with all appeals exhausted. Five of the remaining suits are pending in the United States District Court for the Southern District of New York, and the sixth is pending in the United States District Court for the Southern District of California. As of June 30, 2014 and March 31, 2014, the aggregate alleged damages sought in the six remaining suits was approximately $348.7 million ($291.5 million of which is sought to be trebled pursuant to RICO) plus punitive damages, costs, and fees. Although the outcome of any of these cases is inherently uncertain and may be materially adverse, based on current information, management does not expect them to have a material adverse effect on our financial condition and results of operations.
17. SUBSEQUENT EVENTS
On July 30, 2014, the Company announced a special cash dividend of $1.00 per share, payable on August 29, 2014 to shareholders of record on August 11, 2014. The Board of Directors, acting as the Administrator of the Officers' Rollover Stock Plan and the Amended and Restated Equity Incentive Plan, made a determination to adjust the outstanding Rollover and EIP options for the special dividend to prevent the dilution of the options. The adjustment is in the form of a $1.00 dividend equivalent. Holders of the Rollover Options will receive a cash payment equal to the amount of the special dividend on the exercise of the option during the options' mandatory exercise period. Holders of EIP options will receive a cash payment equal to the amount of the special dividend payable on August 29, 2014 or the vesting of the EIP option, whichever is later.

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
The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources, and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 filed with the Securities and Exchange Commission on May 22, 2014, or Annual Report, and under Part II, “Item 1A. Risk Factors,” and “— Special Note Regarding Forward Looking Statements” of this Quarterly Report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Our fiscal year ends March 31 and, unless otherwise noted, references to years or fiscal are for fiscal years ended March 31. See “—Results of Operations.”
Overview
We are a leading provider of management consulting, technology, and engineering services to the U.S. government in the defense, intelligence, and civil markets. Additionally, we provide our management and technology consulting services to major corporations, institutions, and not-for-profit organizations. We are a well-known, trusted and long-term partner to our clients, who seek our expertise and objective advice to address their most important and complex problems. Leveraging our 100-year consulting heritage and a talent base of approximately 22,100 people, we deploy our deep domain knowledge, functional expertise, and experience to help our clients achieve their objectives. We have a collaborative culture, supported by our operating model, which helps our professionals identify and respond to emerging trends across the markets we serve and deliver enduring results for our clients. Today, we serve substantially all of the cabinet-level departments of the U.S. government. Our major clients include the Department of Defense, all branches of the U.S. military, the U.S. Intelligence Community, and civil agencies such as the Department of Homeland Security, the Department of Energy, the Department of Health and Human Services, the Department of the Treasury, and the Environmental Protection Agency. We support these clients in addressing complex and pressing challenges such as combating global terrorism, improving cyber capabilities, transforming the healthcare system, improving efficiency and managing change within the government, and protecting the environment. In the commercial sector, we serve U.S. clients primarily in the financial services, healthcare, and energy markets, and international clients, primarily in the Middle East.
Financial and Other Highlights
During the first quarter of fiscal 2015 we continued to see positive signals in the federal contracting environment, despite revenue declines. Proposal volume continued at levels higher than seen in the previous comparable period and award activity was seasonally strong to include growth in funded backlog. The Company continued to effectively manage indirect costs during the three months ended June 30, 2014, including a continuing focus on management of our capacity to balance the supply of consulting staff with market demand. This effective management of indirect costs supports the Company's continued investment in growth areas including the expansion of our commercial and international markets.
Positive signals provide some optimism for the future, but the quarter reflected the remaining challenges in the market as procurement organizations began to emerge from the effects of the continuing resolution that was lifted in January of 2014. Revenue decreased 7.4% from the three months ended June 30, 2013 to the three months ended June 30, 2014 as a result of lower demand driven by continued spending caution by federal government clients which has resulted in reductions in consulting staff headcount over the past twelve months. The decline in consulting staff headcount led to fewer billable hours in total. While our headcount has decreased, the Company has maintained a high level of productivity of consulting staff. The revenue decline period over period was also attributable to a reduction in billable expenses due to a decline in our use of subcontractors and other direct expenses incurred to perform on contracts.
Operating income increased 0.3% to $139.0 million in the three months ended June 30, 2014 from $138.7 million in the three months ended June 30, 2013 which reflects an 80 basis point increase in operating margin to 10.5% from 9.7% in the comparable period, which is consistent with the Company’s focus on continued margin improvement.  The improvement in operating margin period over period was due to maintaining relatively consistent contract profitability and a continuation of disciplined cost management of indirect spending despite a reduction in headcount which led to reduced revenue as discussed above. The impact of revenue declines on operating income were mitigated by a decline in certain provisions for the potential recovery of allowable expenses recorded during the three months ended June 30, 2014 in comparison to the three months ended June 30, 2013. In addition, to a lesser extent, decreases in salaries and salary related benefits, including employer retirement plan contributions and incentive compensation, and depreciation expense contributed to the change in operating margin. As discussed above, while the Company continues to focus on disciplined cost management of indirect spending, there was an increase in the level of bid and proposal volume and associated spending as compared to the prior year period to support our pursuit of new contract opportunities that are expected as we approach the end of the government fiscal year on September 30, 2014.
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

	Three Months Ended June 30,
(Amounts in thousands, except share and per share data)	2014	2013
	(Unaudited)
Adjusted Operating Income
Operating Income	$139,023	$138,673
Certain stock-based compensation expense (a)	—	1,094
Amortization of intangible assets (b)	1,056	2,113
Transaction expenses (c)	2,039	—
Adjusted Operating Income	$142,118	$141,880
EBITDA & Adjusted EBITDA
Net income	$71,115	$70,313
Income tax expense	47,934	47,702
Interest and other, net	19,974	20,658
Depreciation and amortization	16,232	18,330
EBITDA	155,255	157,003
Certain stock-based compensation expense (a)	—	1,094
Transaction expenses (c)	2,039	—
Adjusted EBITDA	$157,294	$158,097
Adjusted Net Income
Net income	$71,115	$70,313
Certain stock-based compensation expense (a)	—	1,094
Amortization of intangible assets (b)	1,056	2,113
Transaction expenses (c)	2,039	—
Amortization or write-off of debt issuance costs and write-off of original issue discount	2,660	1,650
Adjustments for tax effect (d)	(2,302)	(1,943)
Adjusted Net Income	$74,568	$73,227
Adjusted Diluted Earnings Per Share
Weighted-average number of diluted shares outstanding	149,627,168	147,237,749
Adjusted Net Income Per Diluted Share (e)	$0.50	$0.50
Free Cash Flow
Net cash provided by operating activities	$91,726	$73,847
Less: Purchases of property and equipment	(2,652)	(2,430)
Free Cash Flow	$89,074	$71,417

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

(b)	Reflects amortization of intangible assets resulting from the Acquisition.

(c)	Reflects debt refinancing costs incurred in connection with the refinancing transaction consummated on May 7, 2014.

(d)	Reflects tax effect of adjustments at an assumed marginal tax rate of 40%.

(e)
Excludes an adjustment of approximately $823,000 and $299,000 of net earnings for the three months ended June 30, 2014 and 2013 respectively, associated with the application of the two-class method for computing diluted earnings per share.

Recent Developments
The following recent development occurred after June 30, 2014, which may cause our future results of operations to differ from our historical results of operations discussed under “— Results of Operations.”
On July 30, 2014, we announced a special cash dividend of $1.00 per share, payable on August 29, 2014 to shareholders of record on August 11, 2014. The Board of Directors, acting as the Administrator of the Officers' Rollover Stock Plan and the EIP made a determination to adjust the outstanding Rollover and EIP options for the special dividend to prevent the dilution of the options. The adjustment is in the form of a $1.00 dividend equivalent. Holders of the Rollover Options will receive a cash payment equal to the amount of the special dividend on the exercise of the option during the options' mandatory exercise period. Holders of EIP options will receive a cash payment equal to the amount of the special dividend payable on August 29, 2014 or the vesting of the EIP option, whichever is later.
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

•
current and continued uncertainty around the timing, extent, nature and effect of Congressional and other U.S. government action to address budgetary constraints, the outcome of Congressional efforts to craft a long-term agreement on the U.S. government’s ability to incur indebtedness in excess of its current limits and the U.S. deficit, including, the required reductions under the Budget Control Act of 2011 (as amended by the American Taxpayer Relief Act of 2012 and the Consolidated Appropriations Act, 2014), which provides for automatic spending cuts totaling approximately $1.2 trillion between 2013 and 2021, and the extension of the Temporary Debt Limit Extension Act, which is currently scheduled to expire on March 15, 2015;

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

•
the implementation by U.S. government agencies of approximately $64 billion and $90 billion in mandated 2014 and 2015 sequestration spending cuts, respectively, including an estimated $30 billion and $45 billion in cuts to the Department of Defense, respectively;

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

•
legislative and regulatory changes to limitations on the amount of allowable executive compensation permitted under flexibly priced contracts following implementation of interim rules adopted by federal agencies pursuant to the Bipartisan Budget Act of 2013 published on June 24, 2014, which substantially further reduce the amount of allowable executive compensation under these contracts and extend these limitations to a larger segment of our executives and our entire contract base; and

•	efforts by the U.S. government to address organizational conflicts of interest and related issues and the impact of those efforts on us and our competitors.

Sources of Revenue
Substantially all of our revenue is derived from services provided under contracts and task orders with the U.S. government, primarily by our consulting staff and, to a lesser extent, our subcontractors. Funding for our contracts and task orders is generally linked to trends in budgets and spending across various U.S. government agencies and departments. We provide services under a large portfolio of contracts and contract vehicles to a broad client base, and we believe that our diversified contract and client base lessens potential volatility in our business; however, a reduction in the amount of services that we are contracted to provide to the U.S. government or any of our significant U.S. government clients could have a material adverse effect on our business and results of operations. In particular, the Department of Defense is one of our significant clients, and the Budget Control Act of 2011 (as amended by the American Taxpayer Relief Act of 2012 and the Consolidated Appropriations Act, 2014), provides for automatic spending cuts totaling approximately $1.2 trillion between 2013 and 2021, and requires an estimated $500 billion in federal defense spending cuts over this time period. Under the Budget Control Act, as amended, approximately $64 billion and $90 billion in spending cuts are mandated for fiscal 2014 and 2015, respectively, and the Department of Defense has estimated its share of these cuts at $30 billion and $45 billion, respectively. A reduction in the amount of services that we are contracted to provide to the Department of Defense could have a material adverse effect on our business and results of operations, and given the uncertainty of when and how these automatic reductions may be applied, we are unable to predict the nature or magnitude of the potential adverse effect.
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

	Three Months Ended June 30,
	2014	2013
Cost-reimbursable (1)	56%	56%
Time-and-materials	26%	30%
Fixed-price (2)	18%	14%

(1)	Includes both cost-plus-fixed-fee and cost-plus-award-fee contracts.

(2)	Includes fixed-price level of effort contracts.

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
Our People
Revenue from our contracts is derived from services delivered by consulting staff and, to a lesser extent, from our subcontractors. Our ability to hire, retain, and deploy talent with skills appropriately aligned with client needs is critical to our ability to grow our revenue. We continuously evaluate whether our talent base is properly sized and appropriately compensated, and contains an optimal mix of skills to be cost competitive and meet the rapidly evolving needs of our clients.We seek to achieve that result through recruitment and management of capacity and compensation. As of June 30, 2014 and 2013, we employed approximately 22,100 and 23,400 people, respectively, of which approximately 20,100 and 21,100, respectively, were consulting staff.
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

•
Priced Options. Priced contract options represent 100% of the undiscounted revenue value of all future contract option periods under existing contracts that may be exercised at our clients’ option and for which funding has not been appropriated or otherwise authorized.

Backlog does not include any task orders under ID/IQ contracts, including GWACs and GSA schedules, except to the extent that task orders have been awarded to us under those contracts.
The following table summarizes the value of our contract backlog at the respective dates presented:

	As of June 30,
	2014	2013
	(In millions)
Backlog:
Funded	$2,347	$2,192
Unfunded (1)	2,569	2,584
Priced options	4,766	6,080
Total backlog	$9,682	$10,856

(1)
Reflects a reduction by management to the revenue value of orders for services under one existing single award ID/IQ contract the Company has had for several years, based on an established pattern of funding under these contracts by the U.S. government.

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

We view growth in total backlog and consulting staff headcount as the two key measures of our potential business growth. Growing and deploying consulting staff is the primary means by which we are able to achieve profitable revenue growth. To the extent that we are able to hire additional consulting staff and deploy them against funded backlog, we generally recognize increased revenue. Total backlog decreased by 10.8% from June 30, 2013 to June 30, 2014. Additions to funded backlog during the twelve months ended June 30, 2014 totaled $5.5 billion in comparison to $5.4 billion for the comparable period, as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options. With the passing of the $1.1 trillion Consolidated Appropriations Act in January 2014, we expect the pace of contract awards to increase throughout the remainder of the U.S. government’s fiscal year ending September 30, 2014. We report internally on our backlog on a monthly basis and review backlog upon occurrence of certain events to determine if any adjustments are necessary.

We cannot predict with any certainty the portion of our backlog that we expect to recognize as revenue in any future period and we cannot guarantee that we will recognize any revenue from our backlog. The primary risks that could affect our ability to recognize such revenue on a timely basis or at all are: program schedule changes, contract modifications, and our ability to assimilate and deploy new consulting staff against funded backlog; cost cutting initiatives and other efforts to reduce U.S. government spending, which could reduce or delay funding for orders for services; and delayed funding of our contracts due to delays in the completion of the U.S. government's budgeting process and the use of continuing resolutions by the U.S. government to fund its operations. Funded backlog includes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the funded backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a pre-determined expiration date such as the end of the U.S. government's fiscal year. The revenue value of orders included in funded backlog that has not been recognized as revenue due to period of performance expirations has not exceeded approximately 6.7% of funded backlog as of the end of any of the four fiscal quarters preceding the fiscal quarter ended June 30, 2014. In our recent experience, none of the following additional risks have had a material negative effect on our ability to realize revenue from our funded backlog: the unilateral right of the U.S. government to cancel multi-year contracts and related orders or to terminate existing contracts for convenience or default; in the case of unfunded backlog, the potential that funding will not be made available; and, in the case of priced options, the risk that our clients will not exercise their options.
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

Seasonality

The U.S. government's fiscal year ends on September 30 of each year. While not certain, it is not uncommon for U.S. government agencies to award extra tasks or complete other contract actions in the weeks before the end of its fiscal year in order to avoid the loss of unexpended fiscal year funds. In addition, we also have historically experienced higher bid and proposal costs in the months leading up to the U.S. government's fiscal year end as we pursue new contract opportunities being awarded shortly after the U.S. government fiscal year end as new opportunities are expected to have funding appropriated in the U.S. government's subsequent fiscal year. We may continue to experience this seasonality in future periods, and our future periods may be affected by it. While not certain, changes in the government's funding and spending patterns have altered historical seasonality trends, supporting our approach to managing the business on an annual basis.
Critical Accounting Estimates and Policies
There have been no material changes during the period covered by this Quarterly Report to the information disclosed in the Critical Accounting Estimates and Policies section in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued a new standard that will replace existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. The new standard will be effective for the Company beginning on April 1, 2017 (i.e., beginning with the first quarter fiscal 2018 interim financial statements). The new standard may be adopted retrospectively for all periods presented, or adopted using a modified retrospective approach. Under the retrospective approach, the fiscal 2017 and 2016 financial statements would be adjusted to reflect the effects of applying the new standard on those periods. Under the modified retrospective approach, the new standard would only be applied for the period beginning April 1, 2017 to new contracts and those contracts that are not yet complete at April 1, 2017, with a cumulative catch-up adjustment recorded to beginning retained earnings for existing contracts that still require performance. We are currently evaluating the methods of adoption allowed by the new standard and the effect the standard is expected to have on the Company’s financial statements and related disclosures.
Results of Operations
The following table sets forth items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,		Percent
	2014	2013	Change
	(Unaudited)	(Unaudited)
	(In thousands)
Revenue	$1,322,297	$1,427,691	(7.4)%
Operating costs and expenses:
Cost of revenue	645,001	701,472	(8.1)%
Billable expenses	350,972	397,888	(11.8)%
General and administrative expenses	171,069	171,328	(0.2)%
Depreciation and amortization	16,232	18,330	(11.4)%
Total operating costs and expenses	1,183,274	1,289,018	(8.2)%
Operating income	139,023	138,673	0.3%
Interest expense	(18,864)	(20,712)	(8.9)%
Other, net	(1,110)	54	(2,155.6)%
Income before income taxes	119,049	118,015	0.9%
Income tax expense	47,934	47,702	0.5%
Net income	$71,115	$70,313	1.1%

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Revenue
Revenue decreased to $1,322.3 million from $1,427.7 million, or a 7.4% decrease as a result of lower demand driven by continued spending caution by federal government clients which resulted in reductions in consulting staff headcount. While the decline in consulting staff headcount led to fewer billable hours in total, the Company maintained a high level of productivity of consulting staff, which continues to help offset the headcount reductions and reduces the ratio of indirect costs to direct labor. The revenue decline period over period was also attributable to a reduction in billable expenses due to a decline in our use of subcontractors and other direct expenses incurred to perform on contracts. Conversions to funded backlog during the twelve months ended June 30, 2014 totaled $5.5 billion in comparison to $5.4 billion for the twelve months ended June 30, 2013. The revenue conversion was a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options.
Cost of Revenue
Cost of revenue decreased to $645.0 million from $701.5 million, or an 8.1% decrease. This decrease was primarily due to a decrease in salaries and salary-related benefits of $41.0 million and a decrease in employer retirement plan contributions of $13.0 million. The decrease in salaries and salary-related benefits was primarily due to reduced headcount in direct consulting staff. The decrease in employer retirement plan contributions was due to a decrease in the Company's expected discretionary employer contribution percentage due to a change to the matching program effective April 1, 2014, as well as the reduced headcount noted above. Cost of revenue as a percentage of revenue was 48.8% for both the three months ended June 30, 2014 and 2013, respectively.
Billable Expenses
Billable expenses decreased to $351.0 million from $397.9 million, or an 11.8% decrease. The overall decrease was primarily due to decreases in subcontractor-related expenses and other direct expenses of $48.5 million incurred to perform on contracts. Direct subcontractor related expenses decreased due to lower demand. Billable expenses as a percentage of revenue were 26.5% and 27.9% for the three months ended June 30, 2014 and 2013, respectively.

General and Administrative Expenses
General and administrative expenses decreased to $171.1 million from $171.3 million, or a 0.2% decrease. This decrease was primarily due to a decrease in incentive compensation of $2.3 million and a decrease in employer retirement plan contributions of $1.3 million, offset by an increase in business-related transaction expenses of $2.9 million. The decrease in employer retirement plan contributions was due to a decrease in the Company's expected discretionary employer contribution percentage due to a change to a matching program effective April 1, 2014, as well as reduced headcount. General and administrative expenses as a percentage of revenue were 12.9% and 12.0% for the three months ended June 30, 2014 and 2013, respectively.
Depreciation and Amortization
Depreciation and amortization decreased to $16.2 million from $18.3 million, or an 11.4% decrease primarily due to a decrease in capital expenditures over the past twelve months, which led to a decrease in depreciation and amortization for the current period.
Interest Expense
Interest expense decreased to $18.9 million from $20.7 million, or an 8.9% decrease, primarily as a result of the First Amendment to the Credit Agreement consummated in August 2013 that repriced the outstanding Term Loan B indebtedness which generated a reduction in interest expense for the three months ended June 30, 2014 as compared to June 30, 2013.
Other, net
Other, net changed from $0.1 million of income in the three months ended June 30, 2013 to $1.1 million of expense in the three months ended June 30, 2014, primarily due to the acceleration of expense of $1.2 million of Debt Issuance Costs (DIC) and Original Issue Discount (OID) as a result of the Second Amendment to the Credit Agreement in May 2014.
Income Tax Expense
Income tax expense increased to $47.9 million from $47.7 million, or a 0.5% increase, primarily due to an increase in pre-tax income.

Liquidity and Capital Resources
We have historically been able to generate sufficient cash to fund our operations, debt payments, capital expenditures, and discretionary funding needs. We had $319.4 million and $260.0 million in cash and cash equivalents as of June 30, 2014 and March 31, 2014, respectively. However, due to fluctuations in cash flows, including as a result of the trends and developments described above under "—Factors and Trends Affecting Our Results of Operations" relating to U.S. government cost-cutting, reductions or delays in the U.S. government appropriations and spending process and other budgetary matters, it may be necessary from time-to-time in the future to borrow under our senior secured loan facilities to meet cash demands. We anticipate that cash provided by operating activities, existing cash and cash equivalents, and borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash requirements for the next twelve months, which primarily include:

•	operating expenses, including salaries;

•	working capital requirements to fund the growth of our business;

•	capital expenditures which primarily relate to the purchase of computers, business systems, furniture and leasehold improvements to support our operations;

•	debt service requirements for borrowings under our senior secured loan facilities; and

•	cash taxes to be paid.

From time to time we evaluate alternative uses for excess cash resources once our operating cash flow needs and required debt amortization have been met. Some of the possible uses of our remaining excess cash at any point in time may include funding acquisitions, further investment in our business and voluntary debt prepayments, as well as initiatives intended to return value to shareholders in the form of payment of special dividends and share repurchases. The Company is currently authorized by the Board of Directors to repurchase up to $30.0 million of our shares, of which no shares have been repurchased as of June 30, 2014. Any determination to pursue one or more of the above alternative uses for excess cash is subject to the discretion of our Board of Directors, and will depend upon various factors, including our results of operations, financial condition, liquidity requirements, restrictions that may be imposed by applicable law, our contracts, and our senior secured credit agreement, as amended, and other factors deemed relevant by our Board of Directors.
The following table summarizes the cash distributions recognized in the condensed consolidated statement of cash flows:

	Three Months Ended June 30,
	2014	2013
Recurring dividends (1)	$16,048	$13,915
Dividend equivalents (2)	4,472	13,864
Total distributions	$20,520	$27,779

(1) Amounts represent recurring dividends of $0.11 per share and $0.10 per share that were declared and paid during fiscal 2015 and fiscal 2014, respectively.
(2) Dividend equivalents are distributions made to option holders equal to the special dividends declared and paid.

On July 30, 2014, we announced a regular quarterly cash dividend in the amount of $0.11 per share and a special cash dividend of $1.00 per share, each payable on August 29, 2014 to shareholders of record on August 11, 2014. The Board of Directors, acting as the Administrator of the Officers' Rollover Stock Plan and the EIP made a determination to adjust the outstanding Rollover and EIP options for the special dividend to prevent the dilution of the options. The adjustment is in the form of a $1.00 dividend equivalent. Holders of the Rollover Options will receive a cash payment equal to the amount of the special dividend on the exercise of the option during the options' mandatory exercise period. Holders of EIP options will receive a cash payment equal to the amount of the special dividend payable on August 29, 2014 or the vesting of the EIP option, whichever is later.

For each special dividend declared, the Board of Directors, acting as the Administrator of the Officers' Rollover Stock Plan and the Equity Incentive Plan, as amended, is required to make a determination under the respective plan's antidilution provision to adjust the outstanding options. In the event the Board of Directors elects to grant option holders a cash payment equal to the amount of the special dividend, the Company accrues a stock-based compensation liability as the respective option's stock compensation expense is recorded in the statement of operations. This obligation will be settled on the options' mandatory exercise date for Rollover options and on the later of the date the dividend is paid or vesting for the EIP options. The stock-based compensation liability as of June 30, 2014 includes all special dividends declared through June 30, 2014. As of June 30, 2014 and March 31, 2014, the Company calculated a total recorded and unrecorded stock-based compensation liability of $70.3 million and $73.1 million, respectively, related to the special dividends paid in July 2009, December 2009, June 2012, August 2012, November 2013, and February 2014.
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
Accounts receivable is the principal component of our working capital and is generally driven by revenue growth with other short-term fluctuations related to the payment practices of our clients. Our accounts receivable reflect amounts billed to our clients as of each balance sheet date. Our clients generally pay our invoices within 30 days of the invoice date. At any month-end, we also include in accounts receivable the revenue that was recognized in the preceding month, which is generally billed early in the following month. Finally, we include in accounts receivable amounts related to revenue accrued in excess of amounts billed, primarily on our fixed-price and cost-plus-award-fee contracts. The total amount of our accounts receivable can vary significantly over time, but is generally sensitive to revenue levels. Total accounts receivable (billed and unbilled combined, net of allowance for doubtful accounts) days sales outstanding or DSO, which we calculate by dividing total accounts receivable by revenue per day during the relevant fiscal quarter, was 63 as of June 30, 2014 and 60 as of March 31, 2014.
The table below sets forth our net cash flows for the periods presented:

	Three Months Ended June 30,
	2014	2013
	(Unaudited)	(Unaudited)
	(In thousands)
Net cash provided by operating activities	$91,726	$73,847
Net cash used in investing activities	(2,652)	(2,430)
Net cash used in financing activities	(29,620)	(36,442)
Total increase in cash and cash equivalents	$59,454	$34,975
Net Cash from Operating Activities
Net cash from operations is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from clients in a timely manner, and our ability to manage our vendor payments. Net cash provided by operations was $91.7 million in the three months ended June 30, 2014 compared to $73.8 million in the same prior year period, or a 24.2% increase. The increase in net cash provided by operations was primarily due to a reduction in accrued compensation for bonuses in fiscal 2015 as compared to fiscal 2014 as well an increase in the change in the income taxes payable and accrued interest payable in the three months ended June 30, 2014 compared to the prior year period due to the timing of the estimated tax payment and required debt interest payment, respectively. This was partially offset by increased payments in accounts payable as well as a decline in certain provisions for the potential recovery of allowable expenses recorded during the three months ended June 30, 2014 in comparison to the three months ended June 30, 2013.

Net Cash from Investing Activities
Net cash used in investing activities was $2.7 million in the three months ended June 30, 2014 compared to $2.4 million in the same prior year period, or a 9.1% increase. The increase in net cash used in investing activities was due to an increase in capital expenditures.
Net Cash from Financing Activities
Net cash used in financing activities was $29.6 million in the three months ended June 30, 2014 compared to $36.4 million in the same prior year period, or an 18.7% decrease. The decrease in net cash used in financing activities was primarily due to a decrease in dividend equivalents paid to option holders, partially offset by costs associated with the Second Amendment to the Credit Agreement consummated on May 7, 2014.
Indebtedness
Our debt totaled $1,655.1 million and $1,658.9 million as of June 30, 2014 and March 31, 2014, respectively. The interest rate in effect for Term Loan A was 2.65% and for Term Loan B was 3.75% as of June 30, 2014, and 2.65% for Term Loan A and 3.75% for Term Loan B as of March 31, 2014. As of June 30, 2014 and March 31, 2014, there were no amounts outstanding under our revolving credit facility of $500.0 million. As of June 30, 2014 and March 31, 2014, the Company was in compliance with all of the Credit Agreement's debt covenants.

On May 7, 2014 the Company entered into the Second Amendment to the Credit Agreement, dated as of July 31, 2012 (as previously amended by the First Amendment to the Credit Agreement, dated as of August 16, 2013). As of June 30, 2014, the Credit Agreement provided the Company with an $830.0 million Term Loan A and an $841.2 million Term Loan B, and a $500.0 million revolving credit facility, with a sublimit for letters of credit of $100.0 million.
Absent any prepayment accelerations of Debt Issuance Costs, or DIC, or the effect of changes in interest rates, the following table summarizes the estimated annual amortization expense of DIC using the effective interest rate method:

	DIC Amortization Expense
	Total	2015	2016	2017	2018	2019	Thereafter
	(in thousands)
Term Loan A	$7,348	$1,335	$1,733	$1,622	$1,463	$1,108	$87
Term Loan B	8,659	1,228	1,596	1,662	1,736	1,813	624
Revolver	9,118	1,391	1,858	1,853	1,853	1,853	310
Total	$25,125	$3,954	$5,187	$5,137	$5,052	$4,774	$1,021
The Credit Agreement, as amended, requires quarterly principal payments of 1.25% of the stated principal amount of Term Loan A, with annual incremental increases to 1.875%, 2.50%, 3.125%, and 13.0%, prior to Term Loan A's maturity date of May 31, 2019. As a result of paying approximately $168.4 million of Term Loan B principal during the May 7, 2014 Second Amendment, no additional principal payments are required until the remaining balance is due on Term Loan B's maturity date of July 31, 2019. The revolving credit facility matures on May 31, 2019, at which time any outstanding principal balance is due in full.

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

In connection with the Second Amendment, the Company accelerated the amortization of ratable portions of the DIC and OID associated with the prior senior secured loan facilities of $1.2 million. These expenses are reflected in other expense, net for the three months ended June 30, 2014. Furthermore, the Company expensed third party debt issuance costs of $2.0 million that did not qualify for deferral and are reflected in general and administrative costs for the three months ended June 30, 2014.

The loans under the Credit Agreement, as amended, are secured by substantially all of our assets and none of such assets will be available to satisfy the claims of our general creditors. The Credit Agreement, as amended, contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following, in each case subject to certain exceptions: a maximum net total leverage ratio; a minimum net interest coverage ratio; limitations on indebtedness and liens; mergers, consolidations or amalgamations, or liquidations, wind-ups or dissolutions; dispositions of property; restricted payments; investments; transactions with affiliates; sale and lease back transactions; change in fiscal periods; negative pledges; restrictive agreements; limitations on line of business; limitations on speculative hedging and limitations on changes of names and jurisdictions. In addition, we are required to meet certain financial covenants at each quarter end, namely Consolidated Net Total Leverage and Consolidated Net Interest Coverage Ratios. As of June 30, 2014, we were compliant with these covenants.
Capital Structure and Resources
Our stockholders’ equity amounted to $229.8 million as of June 30, 2014, an increase of $58.2 million compared to stockholders’ equity of $171.6 million as of March 31, 2014, primarily due to net income of $71.1 million in the three months ended June 30, 2014, stock option exercises, common stock issuances, and stock-based compensation expense of $6.1 million. These increases were partially offset by $16.0 million in recurring dividend payments and a $4.6 million increase in treasury stock.
Off-Balance Sheet Arrangements
As of June 30, 2014, we did not have any off-balance sheet arrangements.
Capital Expenditures
Since we do not own any of our facilities, our capital expenditure requirements primarily relate to the purchase of computers, business systems, furniture, and leasehold improvements to support our operations. Direct facility and equipment costs billed to clients are not treated as capital expenses. Our capital expenditures for the three months ended June 30, 2014 and 2013 were $2.7 million and $2.4 million, respectively, and the majority of such capital expenditures related to facilities infrastructure, equipment, and information technology. Expenditures for facilities infrastructure and equipment are generally incurred to support new and existing programs across our business. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure.
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
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the information disclosed in the Quantitative and Qualitative Disclosures about Market Risk section in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 filed with the Securities and Exchange Commission on May 22, 2014.

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
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. On April 13, 2012, we entered into an Administrative Agreement with the U.S. Air Force, which lifted the proposed debarment of our San Antonio office and removed it from the U.S. government’s Excluded Parties List System. See our Form 10-K for the fiscal year ended March 31, 2012 for additional information. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts that currently range up to $40 million or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of June 30, 2014 and March 31, 2014, there were no material amounts accrued in the condensed consolidated financial statements related to these proceedings.
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
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 filed with the Securities and Exchange Commission on May 22, 2014.

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

10.27	Form of Employment Agreement (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report for the year ended March 31, 2014 on Form 10-K (File No. 001-34972))

10.28
Form of Restricted Stock Agreement under the Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report for the year ended March 31, 2014 on Form 10-K (File No. 001-34972))

10.29
Form of Restricted Stock Unit Agreement under the Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report for the year ended March 31, 2014 on Form 10-K (File No. 001-34972))

10.30
Second Amendment to Credit Agreement, dated as of May 7, 2014, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC, SDI Technology Corporation, ASE, Inc. and Booz Allen Hamilton International, Inc., as Guarantors, Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Lender, and the other Lenders and financial institutions from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Periodic Report on Form 8-K filed on May 13, 2014 (File No. 001-34972))

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

101
The following materials from Booz Allen Hamilton Holding Corporation’s Quarterly Report on Form 10-Q for the three months ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2014 and March 31, 2014; (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2014 and 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2014 and 2013; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2014 and 2013; and (v) Notes to Condensed Consolidated Financial Statements.**

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

Booz Allen Hamilton Holding Corporation
Registrant

Date: July 30, 2014	By:	/s/ Kevin L. Cook
Kevin L. Cook Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)