Form 10-Q
period 2014-09-30
Booz Allen Hamilton Holding Corp
filed 2014-10-29
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
 ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of October 27, 2014
Class A Common Stock	148,805,550
Class B Non-Voting Common Stock	—
Class C Restricted Common Stock	—
Class E Special Voting Common Stock	1,865,618

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	March 31, 2014
	(Unaudited)
	(Amounts in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$241,824	$259,994
Accounts receivable, net of allowance	820,705	916,737
Prepaid expenses and other current assets	116,195	79,246
Total current assets	1,178,724	1,255,977
Property and equipment, net of accumulated depreciation	110,033	129,427
Intangible assets, net of accumulated amortization	216,064	220,887
Goodwill	1,273,293	1,273,789
Other long-term assets	51,012	60,738
Total assets	$2,829,126	$2,940,818
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$46,688	$73,688
Accounts payable and other accrued expenses	468,624	488,807
Accrued compensation and benefits	298,561	331,440
Other current liabilities	14,244	23,169
Total current liabilities	828,117	917,104
Long-term debt, net of current portion	1,598,853	1,585,231
Other long-term liabilities	237,834	266,847
Total liabilities	2,664,804	2,769,182
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, Class A — $0.01 par value — authorized, 600,000,000 shares; issued, 149,792,176 shares at September 30, 2014 and 143,962,073 shares at March 31, 2014; outstanding, 148,805,550 shares at September 30, 2014 and 143,352,448 shares at March 31, 2014	1,498	1,440
Non-voting common stock, Class B — $0.01 par value — authorized, 16,000,000 shares; issued and outstanding, 0 shares at September 30, 2014 and 582,080 shares at March 31, 2014	—	6
Restricted common stock, Class C — $0.01 par value — authorized, 5,000,000 shares; issued and outstanding, 0 shares at September 30, 2014 and 935,871 shares at March 31, 2014	—	9
Special voting common stock, Class E — $0.003 par value — authorized, 25,000,000 shares; issued and outstanding, 1,865,618 shares at September 30, 2014 and 4,424,814 shares at March 31, 2014	6	13
Treasury stock, at cost — 986,626 shares at September 30, 2014 and 609,625 shares at March 31, 2014	(18,422)	(10,153)
Additional paid-in capital	143,817	144,269
Retained earnings	43,888	42,688
Accumulated other comprehensive loss	(6,465)	(6,636)
Total stockholders’ equity	164,322	171,636
Total liabilities and stockholders’ equity	$2,829,126	$2,940,818
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
	(Amounts in thousands, except per share data)		(Amounts in thousands, except per share data)
Revenue	$1,304,841	$1,378,020	$2,627,138	$2,805,711
Operating costs and expenses:
Cost of revenue	642,425	685,138	1,287,426	1,386,610
Billable expenses	347,651	365,632	698,623	763,520
General and administrative expenses	176,972	173,481	348,041	344,809
Depreciation and amortization	15,810	18,102	32,042	36,432
Total operating costs and expenses	1,182,858	1,242,353	2,366,132	2,531,371
Operating income	121,983	135,667	261,006	274,340
Interest expense	(17,817)	(20,175)	(36,681)	(40,887)
Other, net	807	(1,694)	(303)	(1,640)
Income before income taxes	104,973	113,798	224,022	231,813
Income tax expense	39,689	45,985	87,623	93,687
Net income	$65,284	$67,813	$136,399	$138,126
Earnings per common share (Note 3):
Basic	$0.43	$0.48	$0.92	$0.98
Diluted	$0.42	$0.45	$0.89	$0.93
Dividends declared per share	$1.11	$0.10	$1.22	$0.20

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
	(Amounts in thousands)		(Amounts in thousands)
Net income	$65,284	$67,813	$136,399	$138,126
Change in postretirement plan costs, net of tax	86	1,109	171	1,533
Comprehensive income	$65,370	$68,922	$136,570	$139,659

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended September 30,
	2014	2013
	(Amounts in thousands)
Cash flows from operating activities
Net income	$136,399	$138,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,042	36,432
Stock-based compensation expense	12,887	9,341
Excess tax benefits from the exercise of stock options	(37,302)	(34,940)
Amortization of debt issuance costs and loss on extinguishment	7,454	7,151
Losses on dispositions and impairments	1,084	675
Changes in assets and liabilities:
Accounts receivable	96,032	58,605
Prepaid expenses and other current assets	374	8,345
Other long-term assets	7,879	(1,345)
Accrued compensation and benefits	(24,832)	(49,954)
Accounts payable and other accrued expenses	(25,578)	16,585
Accrued interest	5,417	23
Other current liabilities	(8,947)	(46,332)
Other long-term liabilities	(2,380)	(3,103)
Net cash provided by operating activities	200,529	139,609
Cash flows from investing activities
Purchases of property and equipment	(8,931)	(6,718)
Cash paid for business acquisitions, net of cash acquired	—	3,563
Net cash used in investing activities	(8,931)	(3,155)
Cash flows from financing activities
Net proceeds from issuance of common stock	2,488	2,536
Stock option exercises	3,985	11,335
Excess tax benefits from the exercise of stock options	37,302	34,940
Repurchases of common stock	(8,269)	(2,858)
Cash dividends paid	(179,492)	(28,188)
Dividend equivalents paid to option holders	(46,797)	(47,908)
Debt issuance costs	(8,610)	(6,223)
Repayment of debt	(208,813)	(23,249)
Proceeds from debt issuance	198,438	—
Net cash used in financing activities	(209,768)	(59,615)
Net (decrease) increase in cash and cash equivalents	(18,170)	76,839
Cash and cash equivalents––beginning of period	259,994	350,384
Cash and cash equivalents––end of period	$241,824	$427,223
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$22,980	$32,502
Income taxes	$82,161	$116,907
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
September 30, 2014
1. BUSINESS OVERVIEW
Organization
Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or Holding or the Company, is an affiliate of The Carlyle Group, or Carlyle, and was incorporated in Delaware in May 2008. The Company provides management consulting, technology, and engineering services to the U.S. government in the defense, intelligence, and civil markets. Additionally, the Company provides its management and technology consulting services to major corporations, institutions, and not-for-profit organizations. The Company reports operating results and financial data in one operating segment. The Company is headquartered in McLean, Virginia, with approximately 22,100 employees as of September 30, 2014.
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
The interim financial information in this Quarterly Report reflects all adjustments, consisting of normal recurring adjustments except as otherwise disclosed, necessary for a fair presentation of the Company’s results of operations for the interim periods. The results of operations for the six months ended September 30, 2014 are not necessarily indicative of results to be expected for the full fiscal year.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued a new standard that will replace existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. The new standard will be effective for the Company beginning on April 1, 2017 (i.e., beginning with the first quarter fiscal 2018 interim financial statements). The new standard may be adopted retrospectively for all periods presented, or adopted using a modified retrospective approach. Under the retrospective approach, the fiscal 2017 and 2016 financial statements would be adjusted to reflect the effects of applying the new standard on those periods. Under the modified retrospective approach, the new standard would only be applied for the period beginning April 1, 2017 to new contracts and those contracts that are not yet complete at April 1, 2017, with a cumulative catch-up adjustment recorded to beginning retained earnings for existing contracts that still require performance. Management is still in the process of determining which transition method to utilize in order to apply the new standard and still assessing what effect the application of this standard may have on the timing of our revenue recognition and our financial statements.
Other recent accounting pronouncements issued by the FASB during the six months ended September 30, 2014 and through the filing date did not or are not believed by management to have a material impact on the Company's present or historical condensed consolidated financial statements.

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
The Company currently has outstanding shares of Class A Common Stock and Class E Special Voting Common Stock. During the three months ended September 30, 2014, the Company converted all issued and outstanding shares of Class B Non-Voting Common Stock and Class C Restricted Common Stock into shares of Class A Common Stock on a one-for-one basis. Class E Special Voting Common Stock shares are not included in the calculation of EPS as these shares represent voting rights only and are not entitled to participate in dividends or other distributions. Unvested Class A Restricted Common Stock holders are entitled to participate in non-forfeitable dividends or other distributions. These unvested shares participated in the Company's dividends declared and paid in the first and second quarters of fiscal 2015 and 2014. As such, EPS is calculated using the two-class method whereby earnings are reduced by distributed earnings as well as any available undistributed earnings allocable to holders of unvested restricted shares. A reconciliation of the income used to compute basic and diluted EPS for the periods presented are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Earnings for basic computations (1)	$62,791	$67,145	$133,715	$136,829
Weighted-average Class A Common Stock outstanding	144,557,638	139,135,635	143,382,252	137,337,119
Weighted-average Class B Non-Voting Common Stock outstanding	344,774	967,094	440,760	1,158,003
Weighted-average Class C Restricted Common Stock outstanding	599,879	1,002,214	758,153	1,079,603
Total weighted-average common shares outstanding for basic computations	145,502,291	141,104,943	144,581,165	139,574,725
Earnings for diluted computations (1)	$62,791	$67,171	$133,715	$136,885
Dilutive stock options and restricted stock	4,901,605	7,400,883	4,956,395	7,682,849
Average number of common shares outstanding for diluted computations	150,403,896	148,505,826	149,537,560	147,257,574
Earnings per common share
Basic	$0.43	$0.48	$0.92	$0.98
Diluted	$0.42	$0.45	$0.89	$0.93
(1) During the three months ended September 30, 2014 and 2013, approximately 2.2 million and 1.4 million participating securities were paid dividends totaling $2.5 million and $140,000, respectively. During the six months ended September 30, 2014 and 2013, approximately 2.2 million and 1.4 million participating securities were paid dividends totaling $2.7 million and $202,000, respectively. Additionally, for the three and six months ended September 30, 2013 there were undistributed earnings of $528,000 and $1.1 million allocated to the participating class of securities in basic earnings per share, and $502,000 and $1.0 million respectively to diluted earnings per share. There were no undistributed earnings for the three and six months ended September 30, 2014. The allocated undistributed earnings and the dividends paid comprise the difference between net income presented on the condensed consolidated statements of operations for the three and six months ended September 30, 2014 and 2013 and earnings for basic computations.
The EPS calculation for the three and six months ended September 30, 2014 excludes 202,000 and 212,000 options, respectively, as their impact was anti-dilutive. The EPS calculation for the three and six months ended September 30, 2013 excludes 890,000 options as their impact was anti-dilutive.

4. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consisted of the following:

	September 30, 2014	March 31, 2014
Current
Accounts receivable–billed	$358,814	$395,509
Accounts receivable–unbilled	462,140	522,685
Allowance for doubtful accounts	(249)	(1,457)
Accounts receivable, net	820,705	916,737
Long-term
Unbilled receivables	17,904	22,877
Total accounts receivable, net	$838,609	$939,614

Unbilled amounts represent sales for which billings have not been presented to customers at quarter-end or year-end. These amounts are usually billed and collected within one year. Long-term unbilled receivables not anticipated to be billed and collected within one year, which are primarily related to retainage, holdbacks, and long-term rate settlements to be billed at contract closeout, are included in other long-term assets as accounts receivable in the accompanying condensed consolidated balance sheets. The Company recognized a provision (benefit) for doubtful accounts (including certain unbilled reserves) of $(527,000) and $(511,000) for the three months ended September 30, 2014 and 2013, respectively, and $(979,000) and $1.5 million for the six months ended September 30, 2014 and 2013, respectively. Because the Company's accounts receivable are primarily with the U.S. Government and its agencies, the Company does not have material exposure to accounts receivable credit risk.

5. ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

Accounts payable and other accrued expenses consisted of the following:

	September 30, 2014	March 31, 2014
Vendor payables	$232,531	$265,079
Accrued expenses	236,093	223,728
Total accounts payable and other accrued expenses	$468,624	$488,807
Accrued expenses consisted primarily of the Company’s reserve related to potential cost disallowance in conjunction with government audits. Refer to Note 16 for further discussion of this reserve.

6. ACCRUED COMPENSATION AND BENEFITS
Accrued compensation and benefits consisted of the following:

	September 30, 2014	March 31, 2014
Bonus	$38,574	$75,423
Retirement	60,488	43,405
Vacation	115,255	117,626
Stock-based compensation liability (Note 13)	31,798	39,922
Deferred compensation	27,618	27,547
Other	24,828	27,517
Total accrued compensation and benefits	$298,561	$331,440

7. DEBT
Debt consisted of the following:

	September 30, 2014		March 31, 2014
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Term Loan A	2.65%	$816,355	2.65%	$660,317
Term Loan B	3.75%	829,186	3.75%	998,602
Total		1,645,541		1,658,919
Less: Current portion of long-term debt		(46,688)		(73,688)
Long-term debt, net of current portion		$1,598,853		$1,585,231

On May 7, 2014, the Company entered into the Second Amendment to the Credit Agreement, dated as of July 31, 2012 (as previously amended by the First Amendment to the Credit Agreement, dated as of August 16, 2013). As of September 30, 2014, the Credit Agreement, as amended, provided the Company with an $830.0 million Term Loan A and an $841.2 million Term Loan B, and a $500.0 million revolving credit facility, with a sublimit for letters of credit of $100.0 million. The outstanding obligations under the Credit Agreement, as amended, are secured by a security interest in substantially all of the assets of the Company, subject to certain exceptions set forth in the Credit Agreement, as amended, and related documentation. The rates for Term Loan A and Term Loan B, as amended, remain unchanged. The Second Amendment also extended the maturity date of Term Loan A and the revolving credit facility to May 31, 2019. The maturity date for Term Loan B remained unchanged. The Company also amended its existing debt covenants to provide for greater operational and financial flexibility.

The Credit Agreement, as amended, requires quarterly principal payments of 1.25% of the stated principal amount of Term Loan A, with annual incremental increases to 1.875%, 2.50%, 3.125%, and 13.0%, prior to Term Loan A's maturity date of May 31, 2019. As a result of paying approximately $168.4 million of Term Loan B principal in connection with the Second Amendment, no additional principal payments are required until the remaining balance is due on Term Loan B's maturity date of July 31, 2019. The revolving credit facility matures on May 31, 2019, at which time any outstanding principal balance is due in full. As of September 30, 2014 and March 31, 2014, there were no amounts outstanding on the revolving credit facility.

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
The total outstanding debt balance is recorded in the accompanying condensed consolidated balance sheets, net of unamortized discount of $15.3 million and $12.3 million as of September 30, 2014 and March 31, 2014, respectively.
As of September 30, 2014 and March 31, 2014, the Company was in compliance with all of the Credit Agreement's debt covenants.
8. INCOME TAXES
The Company’s effective income tax rate was 37.8% and 40.4% for the three months ended September 30, 2014 and 2013, respectively, and 39.1% and 40.4% for the six months ended September 30, 2014 and 2013, respectively. The three and six months effective tax rates of 37.8% and 39.1% differ from the statutory rate of 35.0% due to state income taxes and the effect of permanent rate differences, which primarily relate to meals and entertainment.

9. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	September 30, 2014	March 31, 2014
Income tax reserve	$57,680	$57,406
Deferred rent	24,906	28,527
Stock-based compensation liability (Note 13)	—	25,966
Deferred payment obligation	59,948	60,444
Postretirement benefit obligations	83,376	80,527
Other	11,924	13,977
Total other long-term liabilities	$237,834	$266,847

As of September 30, 2014 and March 31, 2014, the Company recorded a stock-based compensation liability of $31.8 million and $65.9 million, respectively, including $31.8 million and $39.9 million, respectively, expected to be paid within one year, related to special dividends paid in July and December 2009, June and August 2012, November 2013, and February and August 2014. Rollover options vested and not yet exercised that would have had an exercise price below zero as a result of the dividends were reduced to one cent, with the remaining reduction to be paid in cash upon exercise of the options. Payments of the special dividends to Equity Incentive Plan, or EIP, option holders is linked to vesting. Refer to Note 13 for further discussion of the special dividends.

10. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company sponsors the Employees’ Capital Accumulation Plan, or ECAP, which is a qualified defined contribution plan that covers eligible U.S. and international employees. ECAP provides for distributions, subject to certain vesting provisions, to participants by reason of retirement, death, disability, or termination of employment. Effective April 1, 2014 the Company transitioned from a discretionary employer contribution to an annual matching contribution of up to 6% of eligible annual income as determined by the Internal Revenue Code for the ECAP. Total expense recognized under ECAP was $27.9 million and $40.7 million for the three months ended September 30, 2014 and 2013, respectively, and $55.3 million and $82.3 million for the six months ended September 30, 2014 and 2013, respectively. The Company-paid contributions were $16.6 million and $21.2 million for the three months ended September 30, 2014 and 2013, respectively, and $38.2 million and $64.4 million for the six months ended September 30, 2014 and 2013, respectively.
Defined Benefit Plan and Other Postretirement Benefit Plans
The Company maintains and administers a postretirement medical plan and a defined benefit retirement plan for current, retired, and resigned officers.
The components of net postretirement medical expense for the Officer Medical Plan were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Service cost	$1,021	$1,186	$2,042	$2,372
Interest cost	892	159	1,784	1,083
Net actuarial loss	147	651	291	1,364
Total postretirement medical expense	$2,060	$1,996	$4,117	$4,819
As of September 30, 2014 and March 31, 2014, the unfunded status of the post-retirement medical plan was $78.9 million and $75.9 million, respectively, which is included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

11. ACCUMULATED OTHER COMPREHENSIVE LOSS

All amounts recorded in other comprehensive loss are related to the Company's post-retirement plan. The following table represents a rollforward of amounts recognized in accumulated other comprehensive loss, net of tax:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Beginning of period	$(6,551)	$(13,363)	$(6,636)	$(13,787)
Other comprehensive income (loss) before reclassifications	—	747	—	747
Amounts reclassified from accumulated other comprehensive loss	86	362	171	786
Net current-period other comprehensive loss	86	1,109	171	1,533
End of period	$(6,465)	$(12,254)	$(6,465)	$(12,254)

The following table presents the reclassifications out of accumulated other comprehensive loss to net income:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Amortization of net actuarial loss included in net periodic benefit cost (See Note 10)
Total before tax	$144	$651	$288	$1,364
Tax benefit	(58)	(289)	(117)	(578)
Net of tax	$86	$362	$171	$786

12. STOCKHOLDERS’ EQUITY
Common Stock
The common stock shares activity consisted of the following:

	Class A Common Stock	Class B Non-Voting Common Stock	Class C Restricted Common Stock	Class E Special Voting Common Stock	Treasury Stock
Balance at March 31, 2013	136,457,444	1,451,600	1,224,319	7,478,522	405,843
Issuance of common stock	1,047,160	—	—	—	—
Stock options exercised	5,299,501	—	—	(3,053,708)	—
Share exchange	1,157,968	(869,520)	(288,448)	—	—
Repurchase of common stock (1)	—	—	—	—	203,782
Balance at March 31, 2014	143,962,073	582,080	935,871	4,424,814	609,625
Issuance of common stock	1,267,371	—	—	—	—
Stock options exercised	3,044,781	—	—	(2,559,196)	—
Share exchange (3)	1,517,951	(582,080)	(935,871)	—	—
Repurchase of common stock (2)	—	—	—	—	377,001
Balance at September 30, 2014	149,792,176	—	—	1,865,618	986,626

(1)
Reflects shares repurchased on June 30, 2013 to cover the minimum statutory withholding taxes on restricted stock awards that vested on June 30, 2013 and shares repurchased on multiple dates for the minimum statutory withholding taxes on accelerated restricted stock vesting for departing officers.

(2)
Reflects shares repurchased on June 30, 2014 to cover the minimum statutory withholding taxes on restricted stock awards that vested on June 30, 2014, shares repurchased on September 12, 2014 to cover for the minimum statutory withholding taxes on rollover stock options exercised on September 12, 2014 and shares repurchased on multiple dates for the minimum statutory withholding taxes on accelerated restricted stock vesting for departing officers.

(3)
At the annual meeting of stockholders held on July 31, 2014, the stockholders approved a proposal to amend and restate the certificate of incorporation, which had the effect of converting all issued and outstanding shares of Class B Non-Voting Common Stock and Class C Restricted Common Stock into shares of Class A Common Stock on a one-for-one basis. The conversion was effected on August 13, 2014 when the Company filed its third amended and restated certificate of incorporation with the Secretary of State of the State of Delaware. As a result of the conversion, there were no more shares of Class B Non-Voting Common Stock and Class C Restricted Common Stock outstanding at such time.

For the quarterly offering period that closed on September 30, 2014, 54,598 Class A Common Stock shares were purchased by employees under the Company's Employee Stock Purchase Plan, or ESPP. As of the program's inception, 1,412,851 shares have been purchased by employees.

13. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense recognized in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Cost of revenue	$2,261	$1,183	$4,298	$2,660
General and administrative expenses	4,564	3,012	8,589	6,681
Total	$6,825	$4,195	$12,887	$9,341

The following table summarizes the total stock-based compensation expense recognized in the condensed consolidated statements of operations by the following types of equity awards:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Equity Incentive Plan Options	$1,587	$849	$2,782	$2,951
Class A Restricted Common Stock	5,238	3,346	10,105	5,753
Rollover Options	—	—	—	578
Class C Restricted Stock	—	—	—	59
Total	$6,825	$4,195	$12,887	$9,341

As of September 30, 2014, there was $40.9 million of total unrecognized compensation cost related to unvested stock-based compensation agreements. The unrecognized compensation cost as of September 30, 2014 is expected to be amortized over 4.5 years. Absent the effect of accelerating stock compensation cost for any departures of employees who may continue to vest in their equity awards, the following table summarizes the unrecognized compensation cost and the weighted average period the cost is expected to be amortized.

	September 30, 2014
	Unrecognized Compensation Cost	Weighted Average Remaining Period to be Recognized
Equity Incentive Plan Options	$6,384	3.07
Class A Restricted Common Stock	34,559	3.09
Total	$40,943

Equity Incentive Plan
As of September 30, 2014, there were 6,645,805 EIP options outstanding, of which 2,344,118 were unvested.
Grants of Class A Restricted Common Stock and Restricted Stock Units
On July 1, 2014 the Board of Directors granted 465,886 Restricted Stock Units in conjunction with the
Annual Incentive Plan adopted on October 1, 2010, or Annual Incentive Plan. The amount of the annual incentive payment was determined based on performance targets established by the Compensation Committee and a portion of the incentive payment awarded under the Annual Incentive Plan was paid in the form of Restricted Stock Units. A Restricted Stock Unit represents a contingent right to receive one share of Class A Common Stock upon vesting. The Restricted Stock Units will vest based on the passage of time, subject to the participant’s continued employment with the Company. The portion to be paid in the form of Restricted Stock Units will be recognized in the accompanying consolidated statements of operations based on grant date fair value over the vesting period of 3 years. The aggregate value was estimated at $10.1 million based on the stock price of $21.57 on the grant date.

On July 1, 2014, the Board of Directors granted the Chief Executive Officer 23,282 shares of Class A Restricted Stock in conjunction with the Annual Incentive Plan. The amount of the annual incentive payment was determined based on performance targets established by the Compensation Committee and a portion of the bonus awarded under the Annual Incentive Plan to the Chief Executive Officer was paid in the form of Class A Restricted Stock, which vest in equal annual installments over 3 years. The aggregate value of this award was estimated at $0.5 million based on the stock price of $21.57 on the grant date.
On August 8, 2014, the Board of Directors granted 26,915 shares of Class A Restricted Stock to certain members of the Board of Directors. The aggregate value of this award was estimated at $0.6 million based on the stock price of $21.18 on the grant date.
On September 2, 2014, the Board of Directors granted 7,238 shares of Class A Restricted Stock to a new member of the Board of Directors. The aggregate value was estimated at $0.2 million based on the stock price of $22.69 on the grant date.
As permitted under the terms of the Rollover Plan, the Compensation Committee as Administrator of the Plan, authorized the withholding of taxes not to exceed the minimum statutory withholding amount, through the surrender of shares of Class A Common Stock issuable upon the exercise of Rollover Options. For those holders who elected to participate, the Company repurchased a total of 159,179 shares and recorded them as treasury shares at a cost of $3.6 million during the three months ended September 30, 2014.
Special Dividends
The Board of Directors, as the Administrator of the Officers' Rollover Stock Plan and the Amended and Restated Equity Incentive Plan, have discretion in how to effect the required adjustment to keep option holders whole in the event of a distribution of dividends that triggers certain anti-dilution clauses within the respective plans. In the event the Board of Directors elect to grant option holders a cash payment equal to the amount of the special dividend, the Company accrues a stock-based compensation liability as the respective option's stock compensation expense is recorded in the condensed consolidated statement of operations. This obligation will be settled on the options' mandatory exercise date for Rollover options and on the later of the date the dividend is paid or vesting for the EIP options. The stock-based compensation liability includes all special dividends declared.
Total compensation expense recorded in conjunction with the payment of the dividend equivalents to holders of unvested EIP options for the three months ended September 30, 2014 was $0.7 million. Future compensation expense related to the payment of the dividend equivalents to holders of EIP options not yet recognized in the statement of operations is $0.7 million and is expected to be recognized over 2.75 years.
As of September 30, 2014 and March 31, 2014, the Company calculated a total recorded and unrecorded stock-based compensation liability of $36.4 million and $73.1 million, respectively, related to the special dividends paid in July and December 2009, June and August 2012, November 2013 and February and August 2014. The recorded stock-based compensation liability is as follows:

	September 30, 2014			March 31, 2014
	EIP Options	Rollover Options	Total	EIP Options	Rollover Options	Total
Current portion of liability (1)	$3,715	$28,083	$31,798	$3,675	$36,247	$39,922
Long-term portion of liability (2)	—	—	—	—	25,966	25,966
	$3,715	$28,083	$31,798	$3,675	$62,213	$65,888
(1)     Included in accrued compensation and benefits (Note 6).
(2)     Included in other long-term liabilities (Note 9).
As of September 30, 2014, $4.6 million related to EIP options will be recorded as liabilities as the options vest over the next 4.5 years. As of March 31, 2014, there was an unrecognized liability of $7.2 million related to EIP options. There is no unrecorded liability related to Rollover options as of September 30, 2014 or March 31, 2014, as the Rollover options are fully vested.

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
A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The following tables set forth by level represent the fair value of the Company's cash and cash equivalents as of September 30, 2014.

	Fair Value of Cash and Cash Equivalents as of September 30, 2014
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$45,842	—	—	$45,842
Money market funds (1)	—	$195,982	—	$195,982
Total cash and cash equivalents	$45,842	$195,982	—	$241,824
The following table set forth by levels represents the fair value of the Company's cash and cash equivalents as of March 31, 2014.

	Fair Value of Cash and Cash Equivalents as of March 31, 2014
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$37,886	—	—	$37,886
Money market funds (1)	—	$222,108	—	$222,108
Total cash and cash equivalents	$37,886	$222,108	—	$259,994

(1)  Level two cash and cash equivalents are invested in money market funds that are intended to maintain a stable net asset value of $1.00 per share by investing in liquid, high quality U.S. dollar-denominated money market instruments. Depending on our short-term liquidity needs, we make regular transfers between money market funds and other cash equivalents.
The fair value of the Company's trade accounts receivable and accounts payable approximates its carrying value at September 30, 2014 and March 31, 2014 because of the short-term nature of these instruments. The fair value of the Company's debt instruments approximates its carrying value at September 30, 2014 and March 31, 2014. The fair value of debt is determined based on interest rates available for debt with terms and maturities similar to the Company's existing debt arrangements (Level 2 inputs).
15. RELATED-PARTY TRANSACTIONS
The Carlyle Group is the controlling shareholder of the Company. From time to time, and in the ordinary course of business: (1) other Carlyle portfolio companies engage the Company as a subcontractor or service provider, and (2) the

Company engages other Carlyle portfolio companies as subcontractors or service providers. Revenue and cost associated with these related parties for the three months ended September 30, 2014 were $436,000 and $323,000, respectively, and $649,000 and $486,000 for the six months ended September 30, 2014, respectively. Revenue and cost associated with these related parties for the three months ended September 30, 2013 were $71,000 and $58,000, respectively, and $167,000 and $140,000 for the six months ended September 30, 2013, respectively.
In addition, investment vehicles affiliated with The Carlyle Group participated in a lender syndicate in the Company’s outstanding debt in the amounts of $47.0 million and $55.5 million at September 30, 2014 and March 31, 2014, respectively. The participation by such investment vehicles in the syndication of the Company's debt was done on an arm’s length basis.
On July 31, 2008, the Company entered into a management agreement, or Management Agreement, with TC Group V US, L.L.C., or TC Group, a company affiliated with Carlyle. On June 7, 2012, TC Group assigned all of its right, title and interest in, and obligations under, the management agreement to Carlyle Investment Management L.L.C., or Carlyle Investment Management. In accordance with the Management Agreement, Carlyle Investment Management provides the Company with advisory, consulting, and other services and the Company pays Carlyle Investment Management an aggregate annual fee of $1.0 million, plus expenses. For the three months ended September 30, 2014 and 2013, the Company incurred $250,000 in advisory fees. For the six months ended September 30, 2014 and 2013, the Company incurred $500,000 in advisory fees in each period.
16. COMMITMENTS AND CONTINGENCIES
Leases
As a result of the July 2008 acquisition, as described in the Company’s Annual Report, the Company assigned a total of nine leases to Booz & Co, which has subsequently changed its name to Strategy&. The Company remains liable for two leases for facilities located in Chicago and London under the terms of the original leases should Strategy& default on its obligations. All other leases assigned to Strategy& have expired. There were no events of default under these leases as of September 30, 2014 or March 31, 2014. The maximum potential amount of undiscounted future payments is $11.9 million, and the leases expire in November 2015 and March 2017. Based on the Company’s assessment of the likelihood of future payment, no amounts have been recorded related to the Company’s contingent liability on such leases.
Government Contracting Matters
For the three and six months ended September 30, 2014 and 2013, approximately 98% of the Company’s revenue was generated from contracts with U.S. government agencies or other U.S. government contractors. Contracts with the U.S. government are subject to extensive legal and regulatory requirements and, from time to time and in the ordinary course of business, agencies of the U.S. government investigate whether the Company’s operations are conducted in accordance with these requirements and the terms of the relevant contracts by using investigative techniques such as subpoenas or civil investigative demands. U.S. government investigations of the Company, whether related to the Company’s U.S. government contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayments, fines, or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting. Management believes it has adequately reserved for any losses that may be experienced from any investigation of which it is aware. The Defense Contract Management Agency Administrative Contracting Officer has negotiated annual final indirect cost rates through fiscal year 2007. Audits of subsequent years may result in cost reductions and/or penalties. Management believes it has adequately reserved for any losses that may be experienced from any such reductions and/or penalties. As of September 30, 2014 and March 31, 2014, the Company has recorded a liability of approximately $196.3 million and $189.8 million, respectively, for its current best estimate of amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs incurred subsequent to fiscal year 2007.
Litigation
The Company is involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts that currently range up to $40 million or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, management does not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on the Company’s financial condition and results of operations. As of September 30, 2014, there are no material amounts accrued in the condensed consolidated financial statements related to these proceedings.

Six former officers and stockholders who had departed the firm prior to July 31, 2008, the date on which we became majority owned by Carlyle and certain of its affiliated investment funds, as described in the Company’s Annual Report, or the Acquisition, have filed a total of nine suits in various jurisdictions, with original filing dates ranging from July 3, 2008 through December 15, 2009 (three of which were amended on July 2, 2010 and then further amended into one consolidated complaint on September 7, 2010) against the Company and certain of the Company’s current and former directors and officers. Each of the suits arises out of the Acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the Acquisition. Some of the suits also allege that the Acquisition price paid to stockholders was insufficient. The various suits assert claims for breach of contract, tortious interference with contract, breach of fiduciary duty, civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations, violations of the Employee Retirement Income Security Act, and/or securities and common law fraud. Three of these suits have been dismissed with all appeals exhausted. Five of the remaining suits are pending in the United States District Court for the Southern District of New York, and the sixth is pending in the United States District Court for the Southern District of California. As of September 30, 2014 and March 31, 2014, the aggregate alleged damages sought in the six remaining suits was approximately $348.7 million ($291.5 million of which is sought to be trebled pursuant to RICO) plus punitive damages, costs, and fees. Although the outcome of any of these cases is inherently uncertain and may be materially adverse, based on current information, management does not expect them to have a material adverse effect on our financial condition and results of operations.
17. SUBSEQUENT EVENTS
During October 2014, the Company entered into a stock purchase agreement to acquire an informatics company that provides early insights, continuous monitoring and consumer engagement for a wide range of population health domain.  In addition, the Company also entered into an asset purchase agreement to acquire the assets of a unit of a company that provides IT solutions and strategy for the U.S. government’s Centers for Medicare and Medicaid Services and other health institutions. Neither acquisition is material under Accounting Standard Codification 805, Business Combinations, nor is either acquisition considered significant under the Securities and Exchange Commission’s Rule 3-05 of Regulation S-X.   Pursuant to the terms of the agreements, the acquisitions will be accounted for using the purchase method of accounting which requires the total purchase price consideration to be allocated to the assets acquired and liabilities assumed based on estimates of fair value. The excess of purchase consideration over the amounts assigned to tangible and intangible assets acquired and liabilities assumed will be recognized as goodwill.

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
Financial and Other Highlights
During the second quarter of fiscal 2015 we continued to see positive signals in the federal contracting environment, despite revenue declines. Proposal volume continued at levels higher than seen in the previous comparable period and award activity was seasonally strong to include growth in funded and unfunded backlog at the close of the federal government's fiscal year. The Company continued to effectively manage indirect costs during the six months ended September 30, 2014, including a continuing focus on management of our capacity to balance the supply of consulting staff with market demand. This effective management of indirect costs supports the Company's continued investment in growth areas including the expansion of our commercial and international markets.
Revenue decreased 5.3% from the three months ended September 30, 2013 to the three months ended September 30, 2014, and decreased 6.4% from the six months ended September 30, 2013 to the six months ended September 30, 2014 as a result of lower demand primarily driven by continuing macro challenges in the federal government spending environment and the residual impact of the slower award pace in the months immediately following last October's government shutdown, which resulted in reductions in consulting staff headcount over the past twelve months. The decline in consulting staff headcount led to fewer billable hours in total. While our headcount has decreased, the Company has maintained a high level of productivity of consulting staff. The revenue decline period over period was also attributable to a reduction in billable expenses due to a decline in our use of subcontractors and other direct expenses incurred to perform on contracts.
Operating income decreased 10.1% to $122.0 million in the three months ended September 30, 2014 from $135.7 million in the three months ended September 30, 2013, which reflects a 50 basis point decrease in operating margin to 9.3% from 9.8% in the comparable period. Operating income decreased 4.9% to $261.0 million in the six months ended September 30, 2014 from $274.3 million in the six months ended September 30, 2013. Although operating income decreased, there was a 10 basis point increase in operating margin to 9.9% from 9.8% in the comparable period, which is consistent with the Company's focus on continued margin improvement. The decline in operating margin period over period was primarily due to lower demand and reductions in headcount which led to reduced revenue as discussed above. The impact of revenue declines on operating income were mitigated by a decline in certain provisions for the potential recovery of allowable expenses recorded during the six months ended September 30, 2014 in comparison to the prior year. In addition, to a lesser extent, decreases in salaries and salary related benefits, including employer retirement plan contributions, and depreciation and amortization expense contributed to the change in operating margin. As discussed above, while the Company continues to focus on disciplined cost management of indirect spending, there was an increase in the level of bid and proposal volume and associated spending as compared to the prior year period which supported our pursuit of new contract opportunities that were expected as we approached the end of the government fiscal year on September 30, 2014. These actions and an improved award environment resulted in an increase in funded and unfunded backlog at the close of the government's fiscal year.
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

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands, except share and per share data)	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Adjusted Operating Income
Operating Income	$121,983	$135,667	$261,006	$274,340
Certain stock-based compensation expense (a)	—	—	—	1,094
Amortization of intangible assets (b)	1,056	2,112	2,112	4,225
Transaction expenses (c)	—	—	2,039	—
Adjusted Operating Income	$123,039	$137,779	$265,157	$279,659
EBITDA & Adjusted EBITDA
Net income	$65,284	$67,813	$136,399	$138,126
Income tax expense	39,689	45,985	87,623	93,687
Interest and other, net	17,010	21,869	36,984	42,527
Depreciation and amortization	15,810	18,102	32,042	36,432
EBITDA	137,793	153,769	293,048	310,772
Certain stock-based compensation expense (a)	—	—	—	1,094
Transaction expenses (c)	—	—	2,039	—
Adjusted EBITDA	$137,793	$153,769	$295,087	$311,866
Adjusted Net Income
Net income	$65,284	$67,813	$136,399	$138,126
Certain stock-based compensation expense (a)	—	—	—	1,094
Amortization of intangible assets (b)	1,056	2,112	2,112	4,225
Transaction expenses (c)	—	—	2,039	—
Amortization or write-off of debt issuance costs and write-off of original issue discount	1,301	1,705	3,961	3,355
Adjustments for tax effect (d)	(943)	(1,527)	(3,245)	(3,470)
Adjusted Net Income	$66,698	$70,103	$141,266	$143,330
Adjusted Diluted Earnings Per Share
Weighted-average number of diluted shares outstanding	150,403,896	148,505,826	149,537,560	147,257,574
Adjusted Net Income Per Diluted Share (e)	$0.44	$0.47	$0.94	$0.97
Free Cash Flow
Net cash provided by operating activities	$108,803	$65,762	$200,529	$139,609
Less: Purchases of property and equipment	(6,279)	(4,288)	(8,931)	(6,718)
Free Cash Flow	$102,524	$61,474	$191,598	$132,891

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

(e)
Excludes an adjustment of approximately $2.5 million and $2.7 million of net earnings for the three and six months ended September 30, 2014, and excludes an adjustment of approximately $642,000 and $1.2 million of net earnings for the three and six months ended September 30, 2013 respectively, associated with the application of the two-class method for computing diluted earnings per share.

Recent Developments
The following recent development occurred after September 30, 2014, which may cause our future results of operations to differ from our historical results of operations discussed under “— Results of Operations.”
During October 2014, we entered into a stock purchase agreement to acquire an informatics company that provides early insights, continuous monitoring and consumer engagement for a wide range of population health domain.  In addition, we also entered into an asset purchase agreement to acquire the assets of a unit of a company that provides IT solutions and strategy for the U.S. government’s Centers for Medicare and Medicaid Services and other health institutions. Neither acquisition is material under Accounting Standard Codification 805, Business Combinations, nor is either acquisition considered significant under the Securities and Exchange Commission’s Rule 3-05 of Regulation S-X.   Pursuant to the terms of the agreements, the acquisitions will be accounted for using the purchase method of accounting which requires the total purchase price consideration to be allocated to the assets acquired and liabilities assumed based on estimates of fair value. The excess of purchase consideration over the amounts assigned to tangible and intangible assets acquired and liabilities assumed will be recognized as goodwill.
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

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Cost-reimbursable (1)	55%	55%	56%	55%
Time-and-materials	26%	29%	26%	30%
Fixed-price (2)	19%	16%	18%	15%

(1)	Includes both cost-plus-fixed-fee and cost-plus-award-fee contracts.

(2)	Includes fixed-price level of effort contracts.

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
Our People
Revenue from our contracts is derived from services delivered by consulting staff and, to a lesser extent, from our subcontractors. Our ability to hire, retain, and deploy talent with skills appropriately aligned with client needs is critical to our ability to grow our revenue. We continuously evaluate whether our talent base is properly sized and appropriately compensated, and contains an optimal mix of skills to be cost competitive and meet the rapidly evolving needs of our clients.We seek to achieve that result through recruitment and management of capacity and compensation. As of September 30, 2014 and 2013, we employed approximately 22,100 and 23,200 people, respectively, of which approximately 20,100 and 21,000, respectively, were consulting staff.
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
The following table summarizes the value of our contract backlog at the respective dates presented:

	As of September 30,
	2014	2013
	(In millions)
Backlog:
Funded	$3,337	$3,220
Unfunded (1)	2,844	2,758
Priced options	4,711	5,673
Total backlog	$10,892	$11,651

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

We view growth in total backlog and consulting staff headcount as the two key measures of our potential business growth. Growing and deploying consulting staff is the primary means by which we are able to achieve profitable revenue growth. To the extent that we are able to hire additional consulting staff and deploy them against funded backlog, we generally recognize increased revenue. Total backlog decreased by 6.5% from September 30, 2013 to September 30, 2014. Additions to funded backlog during the twelve months ended September 30, 2014 remained consistent, totaling $5.4 billion in comparison to $5.4 billion for the comparable period, as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options. We report internally on our backlog on a monthly basis and review backlog upon occurrence of certain events to determine if any adjustments are necessary.

We cannot predict with any certainty the portion of our backlog that we expect to recognize as revenue in any future period and we cannot guarantee that we will recognize any revenue from our backlog. The primary risks that could affect our ability to recognize such revenue on a timely basis or at all are: program schedule changes, contract modifications, and our ability to assimilate and deploy new consulting staff against funded backlog; cost cutting initiatives and other efforts to reduce U.S. government spending, which could reduce or delay funding for orders for services; and delayed funding of our contracts due to delays in the completion of the U.S. government's budgeting process and the use of continuing resolutions by the U.S. government to fund its operations. Funded backlog includes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the funded backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a pre-determined expiration date such as the end of the U.S. government's fiscal year. The revenue value of orders included in funded backlog that has not been recognized as revenue due to period of performance expirations has not exceeded approximately 6.7% of funded backlog as of the end of any of the four fiscal quarters preceding the fiscal quarter ended September 30, 2014. In our recent experience, none of the following additional risks have had a material negative effect on our ability to realize revenue from our funded backlog: the unilateral right of the U.S. government to cancel multi-year contracts and related orders or to terminate existing contracts for convenience or default; in the case of unfunded backlog, the potential that funding will not be made available; and, in the case of priced options, the risk that our clients will not exercise their options.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued a new standard that will replace existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. The new standard will be effective for the Company beginning on April 1, 2017 (i.e., beginning with the first quarter fiscal 2018 interim financial statements). The new standard may be adopted retrospectively for all periods presented, or adopted using a modified retrospective approach. Under the retrospective approach, the fiscal 2017 and 2016 financial statements would be adjusted to reflect the effects of applying the new standard on those periods. Under the modified retrospective approach, the new standard would only be applied for the period beginning April 1, 2017 to new contracts and those contracts that are not yet complete at April 1, 2017, with a cumulative catch-up adjustment recorded to beginning retained earnings for existing contracts that still require performance. We are still in the process of determining which transition method to utilize in order to apply the new standard and still assessing what effect the application of this standard may have on the timing of our revenue recognition and our financial statements.

Results of Operations
The following table sets forth items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Percent	Six Months Ended September 30,		Percent
	2014	2013	Change	2014	2013	Change
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
	(In thousands)			(In thousands)
Revenue	$1,304,841	$1,378,020	(5.3)%	$2,627,138	$2,805,711	(6.4)%
Operating costs and expenses:
Cost of revenue	642,425	685,138	(6.2)%	1,287,426	1,386,610	(7.2)%
Billable expenses	347,651	365,632	(4.9)%	698,623	763,520	(8.5)%
General and administrative expenses	176,972	173,481	2.0%	348,041	344,809	0.9%
Depreciation and amortization	15,810	18,102	(12.7)%	32,042	36,432	(12.0)%
Total operating costs and expenses	1,182,858	1,242,353	(4.8)%	2,366,132	2,531,371	(6.5)%
Operating income	121,983	135,667	(10.1)%	261,006	274,340	(4.9)%
Interest expense	(17,817)	(20,175)	(11.7)%	(36,681)	(40,887)	(10.3)%
Other, net	807	(1,694)	(147.6)%	(303)	(1,640)	(81.5)%
Income before income taxes	104,973	113,798	(7.8)%	224,022	231,813	(3.4)%
Income tax expense	39,689	45,985	(13.7)%	87,623	93,687	(6.5)%
Net income	$65,284	$67,813	(3.7)%	$136,399	$138,126	(1.3)%

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Revenue
Revenue decreased to $1,304.8 million from $1,378.0 million, or a 5.3% decrease as a result of lower demand primarily driven by continuing macro challenges in the federal government spending environment and the residual impact of the slower award pace in the months immediately following last October's government shutdown, which resulted in reductions in consulting staff headcount. While the decline in consulting staff headcount led to fewer billable hours in total, the Company maintained a high level of productivity of consulting staff, which continues to help offset the headcount reductions and reduces the ratio of indirect costs to direct labor. The revenue decline period over period was also attributable to a reduction in billable expenses due to a decline in our use of subcontractors and other direct expenses incurred to perform on contracts. Conversions to funded backlog during the twelve months ended September 30, 2014 and the twelve months ended September 30, 2013 totaled $5.4 billion for both periods. The revenue conversion was a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options.
Cost of Revenue
Cost of revenue decreased to $642.4 million from $685.1 million, or a 6.2% decrease. This decrease was primarily due to a decrease in salaries and salary-related benefits of $32.3 million and a decrease in employer retirement plan contributions of $13.1 million. The decrease in salaries and salary-related benefits was primarily due to reduced headcount in direct consulting staff. The decrease in employer retirement plan contributions was due to a decrease in the Company's expected discretionary employer contribution percentage due to a change to the matching program effective April 1, 2014, as well as the reduced headcount noted above. Cost of revenue as a percentage of revenue was 49.2% and 49.7% for the three months ended September 30, 2014 and 2013, respectively.
Billable Expenses
Billable expenses decreased to $347.7 million from $365.6 million, or a 4.9% decrease. The overall decrease was primarily due to decreases in subcontractor-related expenses and other direct expenses of $21.5 million incurred to perform on contracts. Direct subcontractor related expenses decreased due to lower demand. Billable expenses as a percentage of revenue were 26.6% and 26.5% for the three months ended September 30, 2014 and 2013, respectively.

General and Administrative Expenses
General and administrative expenses increased to $177.0 million from $173.5 million, or a 2.0% increase. This increase was primarily due to increases in incentive compensation of $2.0 million, offset by decreases in salaries and salary-related benefits of $3.3 million and employer retirement plan contributions of $1.2 million. In addition, the prior year period included a release of a provision of approximately $3.8 million for a contingency that was settled, for which a similar event was not present in the current period. The decrease in salaries and salary-related benefits was primarily driven by the net reduction in our headcount. The decrease in employer retirement plan contributions was due to a decrease in the Company's expected discretionary employer contribution percentage due to a change to the matching program effective April 1, 2014, as well as the reduced headcount noted above. General and administrative expenses as a percentage of revenue were 13.6% and 12.6% for the three months ended September 30, 2014 and 2013, respectively.
Depreciation and Amortization
Depreciation and amortization decreased to $15.8 million from $18.1 million, or an 12.7% decrease primarily due to a reduction in amortization of intangible assets.
Interest Expense
Interest expense decreased to $17.8 million from $20.2 million, or an 11.7% decrease, primarily as a result of the First Amendment to the Credit Agreement consummated in August 2013 that repriced the outstanding Term Loan B indebtedness which generated a reduction in interest expense for the three months ended September 30, 2014 as compared to September 30, 2013.
Income Tax Expense
Income tax expense decreased to $39.7 million from $46.0 million, or a 13.7% decrease, primarily due to a decrease in both pre-tax income and the effective tax rate from 40.4% to 37.8%. The decrease in the effective tax rate primarily relates to state income tax credits recognized during the three months ended September 30, 2014, which reduced the effective tax rate by approximately 2.7%

Six Months Ended September 30, 2014 Compared to Six Months Ended September 30, 2013
Revenue
Revenue decreased to $2,627.1 million from $2,805.7 million, or a 6.4% decrease as a result of lower demand primarily driven by continuing macro challenges in the federal government spending environment and the residual impact of the slower award pace in the months immediately following last October's government shutdown which resulted in reductions in consulting staff headcount. While the decline in consulting staff headcount led to fewer billable hours in total, the Company maintained a high level of productivity of consulting staff, which continues to help offset the headcount reductions and reduces the ratio of indirect costs to direct labor. The revenue decline period over period was also attributable to a reduction in billable expenses due to a decline in our use of subcontractors and other direct expenses incurred to perform on contracts. Conversions to funded backlog during the twelve months ended September 30, 2014 and the twelve months ended September 30, 2013 both totaled $5.4 billion. The revenue conversion was a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options.
Cost of Revenue
Cost of revenue decreased to $1,287.4 million from $1,386.6 million, or a 7.2% decrease. This decrease was primarily due to a decrease in salaries and salary-related benefits of $73.4 million and a decrease in employer retirement plan contributions of $26.1 million. The decrease in salaries and salary-related benefits was primarily due to reduced headcount in direct consulting staff. The decrease in employer retirement plan contributions was due to a decrease in the Company's expected discretionary employer contribution percentage due to a change to the matching program effective April 1, 2014, as well as the reduced headcount noted above. Cost of revenue as a percentage of revenue was 49.0% and 49.4% for the six months ended September 30, 2014 and 2013, respectively.
Billable Expenses
Billable expenses decreased to $698.6 million from $763.5 million, or an 8.5% decrease. The overall decrease was primarily due to decreases in subcontractor-related expenses and other direct expenses of $70.0 million incurred to perform on contracts. Direct subcontractor related expenses decreased due to lower demand. Billable expenses as a percentage of revenue were 26.6% and 27.2% for the six months ended September 30, 2014 and 2013, respectively.

General and Administrative Expenses
General and administrative expenses increased to $348.0 million from $344.8 million, or a 0.9% increase. This increase was primarily due to the release of a provision of approximately $3.8 million in the prior year period for a contingency that was settled, for which a similar event was not present in the current period. This was partially offset by decreases in employer retirement plan contributions of $2.6 million and salary and salary related benefits of $1.8 million. The decrease in employer retirement plan contributions was due to a decrease in the Company's expected discretionary employer contribution percentage due to a change to a matching program effective April 1, 2014, as well as reduced headcount. The decrease in salaries and salary-related benefits was primarily driven by the net reduction in our headcount. General and administrative expenses as a percentage of revenue were 13.2% and 12.3% for the six months ended September 30, 2014 and 2013, respectively.
Depreciation and Amortization
Depreciation and amortization decreased to $32.0 million from $36.4 million, or a 12.0% decrease primarily due to a reduction in amortization of intangible assets.
Interest Expense
Interest expense decreased to $36.7 million from $40.9 million, or a 10.3% decrease, primarily as a result of the First Amendment to the Credit Agreement consummated in August 2013 that repriced the outstanding Term Loan B indebtedness which generated a reduction in interest expense for the six months ended September 30, 2014 as compared to September 30, 2013.
Income Tax Expense
Income tax expense decreased to $87.6 million from $93.7 million, or a 6.5% decrease, primarily due to a decrease in both pre-tax income and the effective tax rate from 40.4% to 39.1% . The decrease in the effective tax rate primarily relates to state income tax credits recognized during the six months ended September 30, 2014, which reduced the effective tax rate by approximately 1.2%

Liquidity and Capital Resources
We have historically been able to generate sufficient cash to fund our operations, debt payments, capital expenditures, and discretionary funding needs. We had $241.8 million and $260.0 million in cash and cash equivalents as of September 30, 2014 and March 31, 2014, respectively. However, due to fluctuations in cash flows, including as a result of the trends and developments described above under "—Factors and Trends Affecting Our Results of Operations" relating to U.S. government cost-cutting, reductions or delays in the U.S. government appropriations and spending process and other budgetary matters, it may be necessary from time-to-time in the future to borrow under our senior secured loan facilities to meet cash demands. We anticipate that cash provided by operating activities, existing cash and cash equivalents, and borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash requirements for the next twelve months, which primarily include:

•	operating expenses, including salaries;

•	working capital requirements to fund the growth of our business;

•	capital expenditures which primarily relate to the purchase of computers, business systems, furniture and leasehold improvements to support our operations;

•	debt service requirements for borrowings under our senior secured loan facilities; and

•	cash taxes to be paid.

From time to time we evaluate alternative uses for excess cash resources once our operating cash flow needs and required debt amortization have been met. Some of the possible uses of our remaining excess cash at any point in time may include funding acquisitions, further investment in our business and voluntary debt prepayments, as well as initiatives intended to return value to stockholders in the form of payment of special dividends and share repurchases. The Company is currently authorized by the Board of Directors to repurchase up to $30.0 million of our shares, of which no shares have been repurchased as of September 30, 2014. Any determination to pursue one or more of the above alternative uses for excess cash is subject to the discretion of our Board of Directors, and will depend upon various factors, including our results of operations, financial condition, liquidity requirements, restrictions that may be imposed by applicable law, our contracts, and our senior secured credit agreement, as amended, and other factors deemed relevant by our Board of Directors.
The following table summarizes the cash distributions recognized in the condensed consolidated statement of cash flows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Recurring dividends (1)	$16,196	$14,273	$32,244	$28,188
Special dividends (2)	147,248	—	147,248	—
Dividend equivalents (3)	42,325	34,044	46,797	47,908
Total distributions	$205,769	$48,317	$226,289	$76,096

(1) Amounts represent recurring dividends of $0.11 per share and $0.10 per share that were declared and paid during fiscal 2015 and fiscal 2014, respectively.
(2) Amounts represent a special dividend of $1.00 per share that was declared and paid for during fiscal 2015.
(3) Dividend equivalents are distributions made to option holders equal to the special dividends declared and paid.
On October 29, 2014, we announced a regular quarterly cash dividend in the amount of $0.11 per share, payable on November 28, 2014 to stockholders of record on November 10, 2014.
For each special dividend declared, the Board of Directors, acting as the Administrator of the Officers' Rollover Stock Plan and the Equity Incentive Plan, as amended, is required to make a determination under the respective plan's antidilution provision to adjust the outstanding options. In the event the Board of Directors elects to grant option holders a cash payment equal to the amount of the special dividend, the Company accrues a stock-based compensation liability as the respective option's stock compensation expense is recorded in the statement of operations. This obligation will be settled on the options' mandatory exercise date for Rollover options and on the later of the date the dividend is paid or vesting for the EIP options. The stock-based compensation liability as of September 30, 2014 includes all special dividends declared through September 30, 2014. As of September 30, 2014 and March 31, 2014, the Company calculated a total recorded and unrecorded stock-based compensation liability of $36.4 million and $73.1 million, respectively, related to the special dividends paid in July and December 2009, June and August 2012, November 2013, and February and August 2014.
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
Accounts receivable is the principal component of our working capital and is generally driven by revenue growth with other short-term fluctuations related to the payment practices of our clients. Our accounts receivable reflect amounts billed to our clients as of each balance sheet date. Our clients generally pay our invoices within 30 days of the invoice date. At any month-end, we also include in accounts receivable the revenue that was recognized in the preceding month, which is generally billed early in the following month. Finally, we include in accounts receivable amounts related to revenue accrued in excess of amounts billed, primarily on our fixed-price and cost-plus-award-fee contracts. The total amount of our accounts receivable can vary significantly over time, but is generally sensitive to revenue levels. Total accounts receivable (billed and unbilled combined, net of allowance for doubtful accounts) days sales outstanding or DSO, which we calculate by dividing total accounts receivable by revenue per day during the relevant fiscal quarter, was 59 as of September 30, 2014 and 60 as of March 31, 2014.

The table below sets forth our net cash flows for the periods presented:

	Six Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)
	(In thousands)
Net cash provided by operating activities	$200,529	$139,609
Net cash used in investing activities	(8,931)	(3,155)
Net cash used in financing activities	(209,768)	(59,615)
Total (decrease) increase in cash and cash equivalents	$(18,170)	$76,839
Net Cash from Operating Activities
Net cash from operations is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from clients in a timely manner, and our ability to manage our vendor payments. Net cash provided by operations was $200.5 million in the six months ended September 30, 2014 compared to $139.6 million in the same prior year period, or a 43.6% increase. The increase in net cash provided by operations was primarily due to the following:

•
Higher cash collections in fiscal 2015 as compared to fiscal 2014. In the prior year, our cash collections were lower due to less timely payments by our customers due in part to the government sequestration and staff furloughs, as the government agency payment offices did not have full staff to process and approve payments. The current year showed a return to a typical volume of cash collections during the U.S. government's fiscal year end.

•	A reduction in accrued compensation for bonuses in fiscal 2015 as compared to fiscal 2014 primarily due to the decline in headcount.

•	An increase in the change in income taxes payable compared to the prior year period due to the timing of the estimated tax payments.

•	A reduction in the volume of outstanding invoices as compared to the prior year which partially offset the increases noted above.
Net Cash from Investing Activities
Net cash used in investing activities was $8.9 million in the six months ended September 30, 2014 compared to $3.2 million in the same prior year period, or a 183.1% increase. The increase in net cash used in investing activities was due to an increase in capital expenditures. In addition the Company received a purchase price adjustment from a business acquisition, which offset the cash used in investing activities during the six months ended September 30, 2013.
Net Cash from Financing Activities
Net cash used in financing activities was $209.8 million in the six months ended September 30, 2014 compared to $59.6 million in the same prior year period, or a 251.9% increase. The increase in net cash used in financing activities was primarily due to an increase in regular and special cash dividends paid in fiscal 2015 as compared to fiscal 2014.
Indebtedness

On May 7, 2014 the Company entered into the Second Amendment to the Credit Agreement, dated as of July 31, 2012 (as previously amended by the First Amendment to the Credit Agreement, dated as of August 16, 2013). As of September 30, 2014, the Credit Agreement provided the Company with an $830.0 million Term Loan A and an $841.2 million Term Loan B, and a $500.0 million revolving credit facility, with a sublimit for letters of credit of $100.0 million.
Our debt totaled $1,645.5 million and $1,658.9 million as of September 30, 2014 and March 31, 2014, respectively. The interest rate in effect for Term Loan A was 2.65% and for Term Loan B was 3.75% as of September 30, 2014 and March 31, 2014. As of September 30, 2014 and March 31, 2014, there were no amounts outstanding under our revolving credit facility of $500.0 million. As of September 30, 2014 and March 31, 2014, the Company was in compliance with all of the Credit Agreement's debt covenants.

Absent any prepayment accelerations of Debt Issuance Costs, or DIC, or the effect of changes in interest rates, the following table summarizes the estimated annual amortization expense of DIC using the effective interest rate method:

	DIC Amortization Expense
	Total	2015	2016	2017	2018	2019	Thereafter
	(in thousands)
Term Loan A	$6,896	$883	$1,733	$1,622	$1,463	$1,108	$87
Term Loan B	8,275	775	1,610	1,678	1,752	1,830	630
Revolver	8,652	925	1,858	1,853	1,853	1,853	310
Total	$23,823	$2,583	$5,201	$5,153	$5,068	$4,791	$1,027
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

The loans under the Credit Agreement, as amended, are secured by substantially all of our assets and none of such assets will be available to satisfy the claims of our general creditors. The Credit Agreement, as amended, contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following, in each case subject to certain exceptions: a maximum net total leverage ratio; a minimum net interest coverage ratio; limitations on indebtedness and liens; mergers, consolidations or amalgamations, or liquidations, wind-ups or dissolutions; dispositions of property; restricted payments; investments; transactions with affiliates; sale and lease back transactions; change in fiscal periods; negative pledges; restrictive agreements; limitations on line of business; limitations on speculative hedging and limitations on changes of names and jurisdictions. In addition, we are required to meet certain financial covenants at each quarter end, namely Consolidated Net Total Leverage and Consolidated Net Interest Coverage Ratios. As of September 30, 2014, we were compliant with these covenants.

On September 26, 2014, we accessed $30 million of our $500 million revolving credit facility to support month-end transactions. On September 30, 2014, we repaid the $30 million borrowed from the revolving credit facility.

Capital Structure and Resources
At the annual meeting of stockholders held on July 31, 2014, the stockholders approved a proposal to amend and restate the Company's certificate of incorporation, which had the effect of converting all issued and outstanding shares of Class B Non-Voting Common Stock and Class C Restricted Common Stock into shares of Class A Common Stock on a one-for-one basis. The conversion was effected on August 13, 2014 when the Company filed its third amended and restated certificate of incorporation with the Secretary of State of the State of Delaware. As a result of the conversion, there were no more shares of Class B Non-Voting Common Stock and Class C Restricted Common Stock as of September 30, 2014.
Our stockholders’ equity amounted to $164.3 million as of September 30, 2014, a decrease of $7.3 million compared to stockholders’ equity of $171.6 million as of March 31, 2014. The decrease is primarily due to $179.5 million in recurring and special dividend payments and an $8.3 million increase in treasury stock, partially offset by net income of $136.4 million in the six months ended September 30, 2014, $37.3 million in excess tax benefits for the exercise of stock options, and stock-based compensation expense.
Off-Balance Sheet Arrangements
As of September 30, 2014, we did not have any off-balance sheet arrangements.

Capital Expenditures
Since we do not own any of our facilities, our capital expenditure requirements primarily relate to the purchase of computers, business systems, furniture, and leasehold improvements to support our operations. Direct facility and equipment costs billed to clients are not treated as capital expenses. Our capital expenditures for the six months ended September 30, 2014 and 2013 were $8.9 million and $6.7 million, respectively, and the majority of such capital expenditures related to facilities infrastructure, equipment, and information technology. Expenditures for facilities infrastructure and equipment are generally incurred to support new and existing programs across our business. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure.
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
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts that currently range up to $40 million or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of September 30, 2014 and March 31, 2014, there were no material amounts accrued in the condensed consolidated financial statements related to these proceedings.
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

3.1	Third Amended and Restated Certificate of Incorporation of Booz Allen Hamilton Holding Corporation*

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

10.2	Second Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation*

10.3	Booz Allen Hamilton Holding Corporation Officers’ Rollover Stock Plan (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.4	Form of Booz Allen Hamilton Holding Corporation Rollover Stock Option Agreement (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

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

10.10	Amended and Restated Booz Allen Hamilton Holding Corporation Annual Incentive Plan*

10.11	Booz Allen Hamilton Holding Corporation Officers’ Retirement Plan (Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.12	Officer’s Comprehensive Medical and Dental Choice Plans (Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.13	Retired Officer’s Comprehensive Medical and Dental Choice Plans (Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.14	Group Variable Universal Life Insurance (Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.15	Group Personal Excess Liability Insurance (Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.16	Annual Performance Bonus Program (Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.17
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

10.19	Officer Transition Policy (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report for the year ended March 31, 2011 on Form 10-K (File No. 001-34972))

10.20
Form of Stock Option Agreement under the Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report for the period ended December 31, 2011 on Form 10-Q (File No. 001-34972))

10.21	Amendment No. 1 to the Amended and Restated Stockholders Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Periodic Report on Form 8-K filed on June 14, 2012 (File No. 001-34972))

10.22
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

10.23
Guarantee and Collateral Agreement, among Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Inc., and the Subsidiary Guarantors party thereto, in favor of Bank of America, N.A., as Collateral Agent, dated as of July 31, 2012 (Incorporated by reference to Exhibit 10.2 to the Company’s Periodic Report on Form 8-K filed on August 1, 2012 (File No. 001-34972))

10.24
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

10.25	Form of Employment Agreement (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report for the year ended March 31, 2014 on Form 10-K (File No. 001-34972))

10.26
Form of Restricted Stock Agreement under the Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report for the year ended March 31, 2014 on Form 10-K (File No. 001-34972))

10.27
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

101
The following materials from Booz Allen Hamilton Holding Corporation’s Quarterly Report on Form 10-Q for the three and six months ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2014 and March 31, 2014; (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2014 and 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2014 and 2013; (iv) Condensed Consolidated Statements of Cash Flows for the three and six months ended September 30, 2014 and 2013; and (v) Notes to Condensed Consolidated Financial Statements.**

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

Booz Allen Hamilton Holding Corporation
Registrant

Date: October 29, 2014	By:	/s/ Kevin L. Cook
Kevin L. Cook Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)