Form 10-Q
period 2014-12-31
Booz Allen Hamilton Holding Corp
filed 2015-01-28
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
 ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of January 23, 2015
Class A Common Stock	147,908,527
Class B Non-Voting Common Stock	—
Class C Restricted Common Stock	—
Class E Special Voting Common Stock	1,851,590

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2014	March 31, 2014
	(Unaudited)
	(Amounts in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$197,443	$259,994
Accounts receivable, net of allowance	844,745	916,737
Prepaid expenses and other current assets	112,358	79,246
Total current assets	1,154,546	1,255,977
Property and equipment, net of accumulated depreciation	105,537	129,427
Intangible assets, net of accumulated amortization	222,373	220,887
Goodwill	1,299,370	1,273,789
Other long-term assets	50,244	60,738
Total assets	$2,832,070	$2,940,818
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$51,875	$73,688
Accounts payable and other accrued expenses	438,022	488,807
Accrued compensation and benefits	292,184	331,440
Other current liabilities	26,774	23,169
Total current liabilities	808,855	917,104
Long-term debt, net of current portion	1,584,069	1,585,231
Other long-term liabilities	243,897	266,847
Total liabilities	2,636,821	2,769,182
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, Class A — $0.01 par value — authorized, 600,000,000 shares; issued, 149,895,153 shares at December 31, 2014 and 143,962,073 shares at March 31, 2014; outstanding, 147,908,527 shares at December 31, 2014 and 143,352,448 shares at March 31, 2014	1,499	1,440
Non-voting common stock, Class B — $0.01 par value — authorized, 16,000,000 shares; issued and outstanding, 0 shares at December 31, 2014 and 582,080 shares at March 31, 2014	—	6
Restricted common stock, Class C — $0.01 par value — authorized, 5,000,000 shares; issued and outstanding, 0 shares at December 31, 2014 and 935,871 shares at March 31, 2014	—	9
Special voting common stock, Class E — $0.003 par value — authorized, 25,000,000 shares; issued and outstanding, 1,851,589 shares at December 31, 2014 and 4,424,814 shares at March 31, 2014	6	13
Treasury stock, at cost — 1,986,626 shares at December 31, 2014 and 609,625 shares at March 31, 2014	(43,522)	(10,153)
Additional paid-in capital	163,381	144,269
Retained earnings	80,264	42,688
Accumulated other comprehensive loss	(6,379)	(6,636)
Total stockholders’ equity	195,249	171,636
Total liabilities and stockholders’ equity	$2,832,070	$2,940,818
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
	(Amounts in thousands, except per share data)		(Amounts in thousands, except per share data)
Revenue	$1,304,686	$1,273,150	$3,931,824	$4,078,861
Operating costs and expenses:
Cost of revenue	641,541	662,053	1,928,967	2,048,663
Billable expenses	366,371	320,370	1,064,994	1,083,890
General and administrative expenses	176,327	175,748	524,368	520,557
Depreciation and amortization	15,191	17,945	47,233	54,377
Total operating costs and expenses	1,199,430	1,176,116	3,565,562	3,707,487
Operating income	105,256	97,034	366,262	371,374
Interest expense	(17,863)	(18,874)	(54,544)	(59,761)
Other, net	(777)	21	(1,080)	(1,619)
Income before income taxes	86,616	78,181	310,638	309,994
Income tax expense	33,809	31,014	121,432	124,701
Net income	$52,807	$47,167	$189,206	$185,293
Earnings per common share (Note 3):
Basic	$0.35	$0.32	$1.28	$1.31
Diluted	$0.35	$0.31	$1.24	$1.24
Dividends declared per share	$0.11	$1.10	$1.33	$1.30

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
	(Amounts in thousands)		(Amounts in thousands)
Net income	$52,807	$47,167	$189,206	$185,293
Change in postretirement plan costs, net of tax	86	419	257	1,952
Comprehensive income	$52,893	$47,586	$189,463	$187,245

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended December 31,
	2014	2013
	(Amounts in thousands)
Cash flows from operating activities
Net income	$189,206	$185,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,233	54,377
Stock-based compensation expense	19,954	14,119
Excess tax benefits from the exercise of stock options	(48,452)	(36,844)
Amortization of debt issuance costs and loss on extinguishment	9,538	9,444
Losses on dispositions and impairments	1,396	911
Changes in assets and liabilities:
Accounts receivable	73,088	140,785
Prepaid expenses and other current assets	15,008	19,963
Other long-term assets	773	(1,679)
Accrued compensation and benefits	(31,390)	(25,824)
Accounts payable and other accrued expenses	(56,419)	(15,619)
Accrued interest	7,467	(630)
Other current liabilities	1,582	(48,610)
Other long-term liabilities	(926)	(3,352)
Net cash provided by operating activities	228,058	292,334
Cash flows from investing activities
Purchases of property and equipment	(17,466)	(12,344)
Cash paid for business acquisitions, net of cash acquired	(23,907)	3,563
Escrow receipts	—	3,282
Net cash used in investing activities	(41,373)	(5,499)
Cash flows from financing activities
Net proceeds from issuance of common stock	3,699	3,785
Stock option exercises	4,272	12,773
Excess tax benefits from the exercise of stock options	48,452	36,844
Repurchases of common stock	(33,369)	(2,935)
Cash dividends paid	(195,924)	(186,828)
Dividend equivalents paid to option holders	(47,006)	(52,065)
Debt issuance costs	(8,610)	(6,223)
Repayment of debt	(219,188)	(289,406)
Proceeds from debt issuance	198,438	250,000
Net cash used in financing activities	(249,236)	(234,055)
Net (decrease) increase in cash and cash equivalents	(62,551)	52,780
Cash and cash equivalents––beginning of period	259,994	350,384
Cash and cash equivalents––end of period	$197,443	$403,164
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$36,552	$46,927
Income taxes	$114,276	$140,893
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
December 31, 2014
1. BUSINESS OVERVIEW
Organization
Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or Holding or the Company, is an affiliate of The Carlyle Group, or Carlyle, and was incorporated in Delaware in May 2008. The Company provides management consulting, technology, and engineering services to the U.S. government in the defense, intelligence, and civil markets. Additionally, the Company provides its management and technology consulting services to major corporations, institutions, and not-for-profit organizations. The Company reports operating results and financial data in one operating segment. The Company is headquartered in McLean, Virginia, with approximately 22,300 employees as of December 31, 2014.
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
The interim financial information in this Quarterly Report reflects all adjustments, consisting of normal recurring adjustments except as otherwise disclosed, necessary for a fair presentation of the Company’s results of operations for the interim periods. The results of operations for the nine months ended December 31, 2014 are not necessarily indicative of results to be expected for the full fiscal year.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Areas of the financial statements where estimates may have the most significant effect include allowance for doubtful accounts, contractual and regulatory reserves, valuation and lives of tangible and intangible assets, contingent consideration related to business acquisitions, impairment of long-lived assets, accrued liabilities, revenue recognition, bonus and other incentive compensation, stock-based compensation, realization of deferred tax assets, provisions for income taxes, and postretirement obligations. Actual results experienced by the Company may differ materially from management's estimates.
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
Other recent accounting pronouncements issued by the FASB during the nine months ended December 31, 2014 and through the filing date did not or are not believed by management to have a material impact on the Company's present or historical condensed consolidated financial statements.

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
The Company currently has outstanding shares of Class A Common Stock and Class E Special Voting Common Stock. During the three months ended September 30, 2014, the Company converted all issued and outstanding shares of Class B Non-Voting Common Stock and Class C Restricted Common Stock into shares of Class A Common Stock on a one-for-one basis. Class E Special Voting Common Stock shares are not included in the calculation of EPS as these shares represent voting rights only and are not entitled to participate in dividends or other distributions. Unvested Class A Restricted Common Stock holders are entitled to participate in non-forfeitable dividends or other distributions. These unvested shares participated in the Company's dividends declared and paid in the first, second, and third quarters of fiscal 2015 and 2014. As such, EPS is calculated using the two-class method whereby earnings are reduced by distributed earnings as well as any available undistributed earnings allocable to holders of unvested restricted shares. A reconciliation of the income used to compute basic and diluted EPS for the periods presented are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Earnings for basic computations (1)	$52,010	$45,689	$186,275	$183,605
Weighted-average Class A Common Stock outstanding	146,664,977	140,948,396	144,482,223	138,540,878
Weighted-average Class B Non-Voting Common Stock outstanding	0	947,259	293,071	1,087,755
Weighted-average Class C Restricted Common Stock outstanding	0	968,405	504,112	1,042,537
Total weighted-average common shares outstanding for basic computations	146,664,977	142,864,060	145,279,406	140,671,170
Earnings for diluted computations (1)	$52,025	$45,689	$186,275	$183,605
Dilutive stock options and restricted stock	4,014,108	5,971,223	4,960,430	7,494,020
Average number of common shares outstanding for diluted computations	150,679,085	148,835,283	150,239,836	148,165,190
Earnings per common share
Basic	$0.35	$0.32	$1.28	$1.31
Diluted	$0.35	$0.31	$1.24	$1.24
(1) During the three months ended December 31, 2014 and 2013, approximately 2.2 million and 1.3 million participating securities were paid dividends totaling $250,000 and $1.5 million, respectively. During the nine months ended December 31, 2014 and 2013, approximately 2.2 million and 1.3 million participating securities were paid dividends totaling $2.9 million and $1.7 million, respectively. For the three months ended December 31, 2014 there were undistributed earnings of $550,000 and $540,000 allocated to the participating class of securities in basic and diluted earnings per share, respectively. The allocated undistributed earnings and the dividends paid comprise the difference between net income presented on the condensed consolidated statements of operations for the three months ended December 31, 2014 and earnings for basic computations, while only the dividends paid comprise the difference in net income for the three months ended December 31, 2013, and nine months ended December 31, 2014 and 2013 as there were no undistributed earnings.
The EPS calculation for the three and nine months ended December 31, 2014 excludes 100,000 and 302,000 options, respectively, as their impact was anti-dilutive. The EPS calculation for the three and nine months ended December 31, 2013 excludes 101,000 and 104,000 options, respectively, as their impact was anti-dilutive.

4. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consisted of the following:

	December 31, 2014	March 31, 2014
Current
Accounts receivable–billed	$378,691	$395,509
Accounts receivable–unbilled	466,450	522,685
Allowance for doubtful accounts	(396)	(1,457)
Accounts receivable, net	844,745	916,737
Long-term
Unbilled receivables	18,284	22,877
Total accounts receivable, net	$863,029	$939,614

Unbilled amounts represent sales for which billings have not been presented to customers at quarter-end or year-end. These amounts are usually billed and collected within one year. Long-term unbilled receivables not anticipated to be billed and collected within one year, which are primarily related to retainage, holdbacks, and long-term rate settlements to be billed at contract closeout, are included in other long-term assets as accounts receivable in the accompanying condensed consolidated balance sheets. The Company recognized a provision (benefit) for doubtful accounts (including certain unbilled reserves) of $(8,000) and $(302,000) for the three months ended December 31, 2014 and 2013, respectively, and $(987,000) and $1.2 million for the nine months ended December 31, 2014 and 2013, respectively. Because the Company's accounts receivable are primarily with the U.S. Government and its agencies, the Company does not have material exposure to accounts receivable credit risk.

5. ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

Accounts payable and other accrued expenses consisted of the following:

	December 31, 2014	March 31, 2014
Vendor payables	$201,438	$265,079
Accrued expenses	236,584	223,728
Total accounts payable and other accrued expenses	$438,022	$488,807
Accrued expenses consisted primarily of the Company’s reserve related to potential cost disallowance in conjunction with government audits. Refer to Note 16 for further discussion of this reserve.

6. ACCRUED COMPENSATION AND BENEFITS
Accrued compensation and benefits consisted of the following:

	December 31, 2014	March 31, 2014
Bonus	$61,135	$75,423
Retirement	71,702	43,405
Vacation	99,533	117,626
Stock-based compensation liability (Note 13)	31,738	39,922
Deferred compensation	—	27,547
Other	28,076	27,517
Total accrued compensation and benefits	$292,184	$331,440

7. DEBT
Debt consisted of the following:

	December 31, 2014		March 31, 2014
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Term Loan A	2.66%	$806,193	2.65%	$660,317
Term Loan B	3.75%	829,751	3.75%	998,602
Total		1,635,944		1,658,919
Less: Current portion of long-term debt		(51,875)		(73,688)
Long-term debt, net of current portion		$1,584,069		$1,585,231

On May 7, 2014, the Company entered into the Second Amendment to the Credit Agreement, dated as of July 31, 2012 (as previously amended by the First Amendment to the Credit Agreement, dated as of August 16, 2013). As of December 31, 2014, the Credit Agreement, as amended, provided the Company with an $830.0 million Term Loan A and an $841.2 million Term Loan B, and a $500.0 million revolving credit facility, with a sublimit for letters of credit of $100.0 million. The outstanding obligations under the Credit Agreement, as amended, are secured by a security interest in substantially all of the assets of the Company, subject to certain exceptions set forth in the Credit Agreement, as amended, and related documentation. The rates for Term Loan A and Term Loan B, as amended, remain unchanged. The Second Amendment also extended the maturity date of Term Loan A and the revolving credit facility to May 31, 2019. The maturity date for Term Loan B remained unchanged. The Company also amended its existing debt covenants to provide for greater operational and financial flexibility.

The Credit Agreement, as amended, requires quarterly principal payments of 1.25% of the stated principal amount of Term Loan A, with annual incremental increases to 1.875%, 2.50%, 3.125%, and 13.0%, prior to Term Loan A's maturity date of May 31, 2019. As a result of paying approximately $168.4 million of Term Loan B principal in connection with the Second Amendment, no additional principal payments are required until the remaining balance is due on Term Loan B's maturity date of July 31, 2019. The revolving credit facility matures on May 31, 2019, at which time any outstanding principal balance is due in full. As of December 31, 2014 and March 31, 2014, there were no amounts outstanding on the revolving credit facility.

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
The total outstanding debt balance is recorded in the accompanying condensed consolidated balance sheets, net of unamortized discount of $14.5 million and $12.3 million as of December 31, 2014 and March 31, 2014, respectively.
As of December 31, 2014 and March 31, 2014, the Company was in compliance with all of the Credit Agreement's debt covenants.
8. INCOME TAXES
The Company’s effective income tax rate was 39.0% and 39.7% for the three months ended December 31, 2014 and 2013, respectively, and 39.1% and 40.2% for the nine months ended December 31, 2014 and 2013, respectively. The three and nine months effective tax rates of 39.0% and 39.1% differ from the statutory rate of 35.0% due to state income taxes and the effect of permanent rate differences, which primarily relate to meals and entertainment.

9. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	December 31, 2014	March 31, 2014
Income tax reserve	$57,949	$57,406
Deferred rent	24,416	28,527
Stock-based compensation liability (Note 13)	—	25,966
Deferred payment obligation	59,679	60,444
Postretirement benefit obligations	84,917	80,527
Other	16,936	13,977
Total other long-term liabilities	$243,897	$266,847

As of December 31, 2014 and March 31, 2014, the Company recorded a stock-based compensation liability of $31.7 million and $65.9 million, respectively, including $31.7 million and $39.9 million, respectively, expected to be paid within one year, related to special dividends paid in July and December 2009, June and August 2012, November 2013, and February and August 2014. Rollover options vested and not yet exercised that would have had an exercise price below zero as a result of the dividends were reduced to one cent, with the remaining reduction to be paid in cash upon exercise of the options. Payments of the special dividends to the Company's Amended and Restated Equity Incentive Plan, or EIP, option holders is linked to vesting. Refer to Note 13 for further discussion of the special dividends.

10. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company sponsors the Employees’ Capital Accumulation Plan, or ECAP, which is a qualified defined contribution plan that covers eligible U.S. and international employees. ECAP provides for distributions, subject to certain vesting provisions, to participants by reason of retirement, death, disability, or termination of employment. Effective April 1, 2014 the Company transitioned from a discretionary employer contribution to an annual matching contribution of up to 6% of eligible annual income as determined by the Internal Revenue Code for the ECAP. Total expense recognized under ECAP was $26.2 million and $36.4 million for the three months ended December 31, 2014 and 2013, respectively, and $81.4 million and $118.7 million for the nine months ended December 31, 2014 and 2013, respectively. The Company-paid contributions were $14.9 million and $19.3 million for the three months ended December 31, 2014 and 2013, respectively, and $53.1 million and $83.7 million for the nine months ended December 31, 2014 and 2013, respectively.
Defined Benefit Plan and Other Postretirement Benefit Plans
The Company maintains and administers a postretirement medical plan and a defined benefit retirement plan for current, retired, and resigned officers.
The components of net postretirement medical expense for the Officer Medical Plan were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Service cost	$1,022	$1,186	$3,064	$3,559
Interest cost	892	921	2,676	2,751
Net actuarial loss	145	704	436	2,068
Total postretirement medical expense	$2,059	$2,811	$6,176	$8,378
As of December 31, 2014 and March 31, 2014, the unfunded status of the post-retirement medical plan was $80.2 million and $75.9 million, respectively, which is included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

11. ACCUMULATED OTHER COMPREHENSIVE LOSS

All amounts recorded in other comprehensive loss are related to the Company's post-retirement plan. The following table represents a rollforward of amounts recognized in accumulated other comprehensive loss, net of tax:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Beginning of period	$(6,465)	$(12,254)	$(6,636)	$(13,787)
Other comprehensive income (loss) before reclassifications	—	—	—	747
Amounts reclassified from accumulated other comprehensive loss	86	419	257	1,205
Net current-period other comprehensive loss	86	419	257	1,952
End of period	$(6,379)	$(11,835)	$(6,379)	$(11,835)

The following table presents the reclassifications out of accumulated other comprehensive loss to net income:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Amortization of net actuarial loss included in net periodic benefit cost (See Note 10)
Total before tax	$144	$704	$432	$2,068
Tax benefit	(58)	(285)	(175)	(863)
Net of tax	$86	$419	$257	$1,205

12. STOCKHOLDERS’ EQUITY
Common Stock
The common stock shares activity consisted of the following:

	Class A Common Stock	Class B Non-Voting Common Stock	Class C Restricted Common Stock	Class E Special Voting Common Stock	Treasury Stock
Balance at March 31, 2013	136,457,444	1,451,600	1,224,319	7,478,522	405,843
Issuance of common stock	1,047,160	—	—	—	—
Stock options exercised	5,299,501	—	—	(3,053,708)	—
Share exchange	1,157,968	(869,520)	(288,448)	—	—
Repurchase of common stock (1)	—	—	—	—	203,782
Balance at March 31, 2014	143,962,073	582,080	935,871	4,424,814	609,625
Issuance of common stock	1,315,400	—	—	—	—
Stock options exercised	3,099,729	—	—	(2,573,225)	—
Share exchange (3)	1,517,951	(582,080)	(935,871)	—	—
Repurchase of common stock (2)	—	—	—	—	1,377,001
Balance at December 31, 2014	149,895,153	—	—	1,851,589	1,986,626

(1)
Reflects shares repurchased on June 30, 2013 to cover the minimum statutory withholding taxes on restricted stock awards that vested on June 30, 2013 and shares repurchased on multiple dates to cover the minimum statutory withholding taxes on accelerated restricted stock vesting for departing officers.

(2)
On November 5, 2014, the Company entered into an agreement with an affiliate of The Carlyle Group to repurchase 1,000,000 shares of the Company's Class A Common Stock. The shares were repurchased at a price of $25.10 per share in a private non-underwritten transaction. The repurchase of common stock above also reflects shares repurchased on June 30, 2014 to cover the minimum statutory withholding taxes on restricted stock awards that vested on June 30, 2014, shares repurchased on September 12, 2014 to cover the minimum statutory withholding taxes on rollover stock options exercised on September 12, 2014 and shares repurchased on multiple dates to cover the minimum statutory withholding taxes on accelerated restricted stock vesting for departing officers.

(3)
At the annual meeting of stockholders held on July 31, 2014, the stockholders approved a proposal to amend and restate the certificate of incorporation, which had the effect of converting all issued and outstanding shares of Class B Non-Voting Common Stock and Class C Restricted Common Stock into shares of Class A Common Stock on a one-for-one basis. The conversion was effected on August 13, 2014 when the Company filed its third amended and restated certificate of incorporation with the Secretary of State of the State of Delaware. As a result of the conversion, there were no shares of Class B Non-Voting Common Stock and Class C Restricted Common Stock outstanding at such time.

For the quarterly offering period that closed on December 31, 2014, 48,029 Class A Common Stock shares were purchased by employees under the Company's Employee Stock Purchase Plan, or ESPP. Since the program's inception, 1,460,880 shares have been purchased by employees.

13. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense recognized in the condensed consolidated statements of operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Cost of revenue	$2,303	$1,322	$6,601	$3,982
General and administrative expenses	4,764	3,456	13,353	10,137
Total	$7,067	$4,778	$19,954	$14,119

The following table summarizes the total stock-based compensation expense recognized in the condensed consolidated statements of operations by the following types of equity awards:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Equity Incentive Plan Options	$1,241	$1,790	$4,022	$4,741
Class A Restricted Common Stock	5,826	2,988	15,932	8,741
Rollover Options	—	—	—	578
Class C Restricted Stock	—	—	—	59
Total	$7,067	$4,778	$19,954	$14,119

As of December 31, 2014, there was $34.6 million of total unrecognized compensation cost related to unvested stock-based compensation agreements. The unrecognized compensation cost as of December 31, 2014 is expected to be amortized over 4.25 years. Absent the effect of accelerating stock compensation cost for any departures of employees who may continue to vest in their equity awards, the following table summarizes the unrecognized compensation cost and the weighted average period the cost is expected to be amortized.

	December 31, 2014
	Unrecognized Compensation Cost	Weighted Average Remaining Period to be Recognized
Equity Incentive Plan Options	$5,862	3.02
Class A Restricted Common Stock	28,723	2.90
Total	$34,585

Equity Incentive Plan
On October 29, 2014, 34,766 options were granted under the EIP. The estimated fair value of the grant was $6.04, resulting in a total fair value of $0.2 million. The fair value of our Class A Common Stock on October 29, 2014 at the time of the option grant was $25.19.
On November 3, 2014, 65,310 options were granted under the EIP. The estimated fair value of the grant was $6.43, resulting in a total fair value of $0.4 million. The fair value of our Class A Common Stock on November 3, 2014 at the time of the option grant was $26.50.
As of December 31, 2014, there were 6,679,333 EIP options outstanding, of which 2,432,594 were unvested.
Grants of Class A Restricted Common Stock and Restricted Stock Units
There were no grants of Class A Restricted Stock or Restricted Stock Units during the three months ended December 31, 2014.
Special Dividends
The Board of Directors, as the Administrator of the Officers' Rollover Stock Plan and the EIP, has discretion in how to effect the required adjustment to keep option holders whole in the event of a distribution of dividends that triggers certain anti-dilution clauses within the respective plans. In the event the Board of Directors elects to grant option holders a cash payment equal to the amount of the special dividend, the Company accrues a stock-based compensation liability as the respective option's stock compensation expense is recorded in the condensed consolidated statement of operations. This obligation will be settled on the options' mandatory exercise date for Rollover options and on the later of the date the dividend is paid or vesting for the EIP options. The stock-based compensation liability includes all special dividends declared.
Total compensation expense recorded in conjunction with the payment of the dividend equivalents to EIP options holders for the three months ended December 31, 2014 was $0.1 million. Future compensation expense related to the payment of the dividend equivalents to holders of EIP options not yet recognized in the statement of operations is $0.6 million and is expected to be recognized over 2.50 years.
As of December 31, 2014 and March 31, 2014, the Company calculated a total recorded and unrecorded stock-based compensation liability of $36.3 million and $73.1 million, respectively, related to the special dividends paid in July and December 2009, June and August 2012, November 2013 and February and August 2014. The recorded stock-based compensation liability is as follows:

	December 31, 2014			March 31, 2014
	EIP Options	Rollover Options	Total	EIP Options	Rollover Options	Total
Current portion of liability (1)	$3,703	$28,035	$31,738	$3,675	$36,247	$39,922
Long-term portion of liability (2)	—	—	—	—	25,966	25,966
	$3,703	$28,035	$31,738	$3,675	$62,213	$65,888
(1)     Included in accrued compensation and benefits (Note 6).
(2)     Included in other long-term liabilities (Note 9).
As of December 31, 2014, $4.6 million related to EIP options will be recorded as liabilities as the options vest over the next 4.25 years. As of March 31, 2014, there was an unrecorded liability of $7.2 million related to EIP options. There is no unrecorded liability related to Rollover options as of December 31, 2014 or March 31, 2014, as the Rollover options are fully vested.

14. FAIR VALUE MEASUREMENTS
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

A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The following tables set forth by level represent the fair value of the Company's cash and cash equivalents as of December 31, 2014.

	Fair Value of Cash and Cash Equivalents as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$48,005	—	—	$48,005
Money market funds (1)	—	$149,438	—	$149,438
Total cash and cash equivalents	$48,005	$149,438	—	$197,443
The following table set forth by levels represents the fair value of the Company's cash and cash equivalents as of March 31, 2014.

	Fair Value of Cash and Cash Equivalents as of March 31, 2014
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$37,886	—	—	$37,886
Money market funds (1)	—	$222,108	—	$222,108
Total cash and cash equivalents	$37,886	$222,108	—	$259,994

(1)  Level two cash and cash equivalents are invested in money market funds that are intended to maintain a stable net asset value of $1.00 per share by investing in liquid, high quality U.S. dollar-denominated money market instruments. Depending on our short-term liquidity needs, we make regular transfers between money market funds and other cash equivalents.
The fair value of the Company's trade accounts receivable and accounts payable approximates its carrying value at December 31, 2014 and March 31, 2014 because of the short-term nature of these instruments. The fair value of the Company's debt instruments approximates its carrying value at December 31, 2014 and March 31, 2014. The fair value of debt is determined based on interest rates available for debt with terms and maturities similar to the Company's existing debt arrangements (Level 2 inputs).
On October 9, 2014, the Company entered into a contingent consideration arrangement in connection with a business acquisition. Under the arrangement, the Company agreed to pay up to a maximum of $9 million in cash to the seller if certain financial performance thresholds are achieved in calendar years 2016 and 2017. The fair value of the contingent consideration liability as of December 31, 2014 was $4.5 million and is a Level 3 fair value measurement recorded within other long-term liabilities. It was valued using a Monte Carlo simulation and the key input besides projected cash flows was volatility, estimated as 30% based on the asset volatility of comparable publicly-traded companies. An increase (decrease) in volatility in isolation would result in a lower (higher) fair value measurement. After the initial recording of this liability as a part of the purchase accounting, there were no subsequent changes in fair value recorded during the third quarter of fiscal 2015. Any future changes in the fair value of this contingent consideration liability will be recognized in earnings during the applicable period.
15. RELATED-PARTY TRANSACTIONS
The Carlyle Group is the largest shareholder of the Company. On November 5, 2014, the Company entered into an agreement with an affiliate of The Carlyle Group to repurchase 1,000,000 shares of our Class A common stock pursuant to the repurchase program described in Note 12 above. The shares were repurchased at a price of $25.10 per share as part of a private non-underwritten transaction. From time to time, and in the ordinary course of business: (1) other Carlyle portfolio companies engage the Company as a subcontractor or service provider, and (2) the Company engages other Carlyle portfolio companies as subcontractors or service providers. Revenue and cost associated with these related parties for the three months ended December 31, 2014 were $312,000 and $233,000, respectively, and $961,000 and $719,000 for the nine months ended December 31, 2014, respectively. Revenue and cost associated with these related parties for the three months ended December 31, 2013 were $70,000 and $61,000, respectively, and $237,000 and $201,000 for the nine months ended December 31, 2013, respectively.
In addition, investment vehicles affiliated with The Carlyle Group participated in a lender syndicate in the Company’s outstanding debt in the amounts of $47.0 million and $55.5 million at December 31, 2014 and March 31, 2014, respectively. The participation by such investment vehicles in the syndication of the Company's debt was done on an arm’s length basis.

On July 31, 2008, the Company entered into a management agreement, or Management Agreement, with TC Group V US, L.L.C., or TC Group, a company affiliated with Carlyle. On June 7, 2012, TC Group assigned all of its right, title and interest in, and obligations under, the management agreement to Carlyle Investment Management L.L.C., or Carlyle Investment Management. In accordance with the Management Agreement, Carlyle Investment Management provides the Company with advisory, consulting, and other services and the Company pays Carlyle Investment Management an aggregate annual fee of $1.0 million, plus expenses. For the three months ended December 31, 2014 and 2013, the Company incurred $250,000 in advisory fees. For the nine months ended December 31, 2014 and 2013, the Company incurred $750,000 in advisory fees in each period.
16. COMMITMENTS AND CONTINGENCIES
Leases
As a result of the July 2008 acquisition, as described in the Company’s Annual Report, the Company assigned a total of nine leases to Booz & Co, which has subsequently changed its name to Strategy&. The Company remains liable for two leases for facilities located in Chicago and London under the terms of the original leases should Strategy& default on its obligations. All other leases assigned to Strategy& have expired. There were no events of default under these leases as of December 31, 2014 or March 31, 2014. The maximum potential amount of undiscounted future payments is $10.6 million, and the leases expire in November 2015 and March 2017. Based on the Company’s assessment of the likelihood of future payment, no amounts have been recorded related to the Company’s contingent liability on such leases.
Government Contracting Matters
For the three and nine months ended December 31, 2014, approximately 97% and 98%, respectively, of the Company’s revenue was generated from contracts with U.S. government agencies or other U.S. government contractors, and approximately 98% for the three and nine months ended December 31, 2013. Contracts with the U.S. government are subject to extensive legal and regulatory requirements and, from time to time and in the ordinary course of business, agencies of the U.S. government investigate whether the Company’s operations are conducted in accordance with these requirements and the terms of the relevant contracts by using investigative techniques such as subpoenas or civil investigative demands. U.S. government investigations of the Company, whether related to the Company’s U.S. government contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayments, fines, or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting. Management believes it has adequately reserved for any losses that may be experienced from any investigation of which it is aware. The Defense Contract Management Agency Administrative Contracting Officer has negotiated annual final indirect cost rates through fiscal year 2007. Audits of subsequent years may result in cost reductions and/or penalties. Management believes it has adequately reserved for any losses that may be experienced from any such reductions and/or penalties. As of December 31, 2014 and March 31, 2014, the Company has recorded a liability of approximately $200.0 million and $189.8 million, respectively, for its current best estimate of amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs incurred subsequent to fiscal year 2007.
Litigation
The Company is involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts that currently range up to $40 million or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, management does not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on the Company’s financial condition and results of operations. As of December 31, 2014, there are no material amounts accrued in the condensed consolidated financial statements related to these proceedings.
Six former officers and stockholders who had departed the firm prior to July 31, 2008, the date on which we became majority owned by Carlyle and certain of its affiliated investment funds, as described in the Company’s Annual Report, or the Acquisition, have filed a total of nine suits in various jurisdictions, with original filing dates ranging from July 3, 2008 through December 15, 2009 (three of which were amended on July 2, 2010 and then further amended into one consolidated complaint on September 7, 2010) against the Company and certain of the Company’s current and former directors and officers. Each of the suits arises out of the Acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the Acquisition. Some of the suits also allege that the Acquisition price paid to stockholders was insufficient. The various suits assert claims for breach of contract, tortious interference with contract, breach of fiduciary duty, civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations, violations of the Employee Retirement Income Security Act, and/or securities and common law fraud. Three of these suits have been dismissed with all appeals exhausted. One of the remaining suits has been dismissed by the United States District Court for the Southern District of California and is on appeal before the United States Court of Appeals for the Ninth Circuit. The other five remaining suits are pending in the United States District Court for the Southern District of New York. As of December 31, 2014 and March 31, 2014, the aggregate alleged damages sought in the six remaining suits was approximately $348.7 million ($291.5 million of which is sought to be trebled pursuant to RICO) plus punitive damages, costs, and fees. Although the outcome of any of these cases is inherently uncertain and may be materially adverse, based on current information, management does not expect them to have a material adverse effect on our financial condition and results of operations.
17. SUBSEQUENT EVENTS
On January 27, 2015, the Board of Directors approved an increase to our share repurchase authorization from $30.0 million to up to $180.0 million.

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
Overview
We are a leading provider of management consulting, technology, and engineering services to the U.S. government in the defense, intelligence, and civil markets. Additionally, we provide our management and technology consulting services to major corporations, institutions, and not-for-profit organizations. We are a well-known, trusted and long-term partner to our clients, who seek our expertise and objective advice to address their most important and complex problems. Leveraging our 100-year consulting heritage and a talent base of approximately 22,300 people, we deploy our deep domain knowledge, functional expertise, and experience to help our clients achieve their objectives. We have a collaborative culture, supported by our operating model, which helps our professionals identify and respond to emerging trends across the markets we serve and deliver enduring results for our clients. Today, we serve substantially all of the cabinet-level departments of the U.S. government. Our major clients include the Department of Defense, all branches of the U.S. military, the U.S. Intelligence Community, and civil agencies such as the Department of Homeland Security, the Department of Energy, the Department of Health and Human Services, the Department of the Treasury, and the Environmental Protection Agency. We support these clients in addressing complex and pressing challenges such as combating global terrorism, improving cyber capabilities, transforming the healthcare system, improving efficiency and managing change within the government, and protecting the environment. In the commercial sector, we serve U.S. clients primarily in the financial services, healthcare, and energy markets, and international clients, primarily in the Middle East.
Financial and Other Highlights
During the third quarter of fiscal 2015 we saw improvements in revenue and profitability compared to the prior year period that was impacted by a federal government shutdown, along with solid award activity and an increase in funded and unfunded backlog. The Company continued to effectively manage indirect costs during the nine months ended December 31, 2014, including a continuing focus on management of our capacity to balance the supply of consulting staff with market demand. This effective management of indirect costs supports the Company's continued investment in growth areas including the expansion of our commercial and international markets.
Revenue increased 2.5% from the three months ended December 31, 2013 to the three months ended December 31, 2014, driven by an improved federal government spending environment as compared to the prior year period, which was primarily impacted by a 16-day government shutdown. Revenue decreased 3.6% from the nine months ended December 31, 2013 to the nine months ended December 31, 2014 as a result of lower demand primarily driven by continuing macro challenges in the federal government spending environment and the residual impact of the slower award pace in the months immediately following last October's government shutdown, which resulted in reductions in consulting staff headcount over the prior year period. The decline in consulting staff headcount led to fewer billable hours in total. While our headcount has decreased, the Company maintained a high level of productivity of consulting staff. The revenue decline period over period was also attributable to a reduction in billable expenses due to a decline in our use of subcontractors and other direct expenses incurred to perform on contracts.
Operating income increased 8.5% to $105.3 million in the three months ended December 31, 2014 from $97.0 million in the three months ended December 31, 2013, which reflects a 50 basis point increase in operating margin to 8.1% from 7.6% in the comparable period. The increase was attributable to an overall increase in revenue from fixed price contracts in the quarter, to overall revenue improvements, volume based reductions in compensation costs and related fringe benefits, and to a lesser extent a decrease in depreciation and amortization expense. Operating income decreased 1.4% to $366.3 million in the nine months ended December 31, 2014 from $371.4 million in the nine months ended December 31, 2013. Although operating income decreased, there was a 20 basis point increase in operating margin to 9.3% from 9.1% in the comparable period, which is consistent with the Company's focus on continued margin improvement. The decline in operating income period over period was primarily due to lower demand and reductions in headcount which led to reduced revenue over the year to date period. The impact of revenue declines on operating income were mitigated by a decline in certain provisions for the potential recovery of allowable expenses recorded during the nine months ended December 31, 2014 in comparison to the prior year period, as well as an increase in the revenue from fixed price contracts during the third quarter of fiscal 2015. In addition, to a lesser extent, decreases in salaries and salary related benefits, including employer retirement plan contributions, and depreciation and amortization expense contributed to the change in operating income. While the Company continues to focus on disciplined cost management of indirect spending, there was an increase in the level of bid and proposal activity and continued investments in our growth platforms as compared to the prior year period which supported our pursuit of new contract opportunities.
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

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands, except share and per share data)	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Adjusted Operating Income
Operating Income	$105,256	$97,034	$366,262	$371,374
Certain stock-based compensation expense (a)	—	—	—	1,094
Amortization of intangible assets (b)	1,057	2,112	3,169	6,337
Transaction expenses (c)	—	—	2,039	—
Adjusted Operating Income	$106,313	$99,146	$371,470	$378,805
EBITDA & Adjusted EBITDA
Net income	$52,807	$47,167	$189,206	$185,293
Income tax expense	33,809	31,014	121,432	124,701
Interest and other, net	18,640	18,853	55,624	61,380
Depreciation and amortization	15,191	17,945	47,233	54,377
EBITDA	120,447	114,979	413,495	425,751
Certain stock-based compensation expense (a)	—	—	—	1,094
Transaction expenses (c)	—	—	2,039	—
Adjusted EBITDA	$120,447	$114,979	$415,534	$426,845
Adjusted Net Income
Net income	$52,807	$47,167	$189,206	$185,293
Certain stock-based compensation expense (a)	—	—	—	1,094
Amortization of intangible assets (b)	1,057	2,112	3,169	6,337
Transaction expenses (c)	—	—	2,039	—
Amortization or write-off of debt issuance costs and write-off of original issue discount	1,306	1,705	5,267	5,060
Adjustments for tax effect (d)	(945)	(1,527)	(4,190)	(4,997)
Adjusted Net Income	$54,225	$49,457	$195,491	$192,787
Adjusted Diluted Earnings Per Share
Weighted-average number of diluted shares outstanding	150,679,085	148,835,283	150,239,836	148,165,190
Adjusted Net Income Per Diluted Share (e)	$0.36	$0.33	$1.30	$1.30
Free Cash Flow
Net cash provided by operating activities	$27,529	$152,725	$228,058	$292,334
Less: Purchases of property and equipment	(8,535)	(5,626)	(17,466)	(12,344)
Free Cash Flow	$18,994	$147,099	$210,592	$279,990

(a)
Reflects stock-based compensation expense for options for Class A Common Stock and restricted shares, in each case, issued in connection with the Acquisition of our Company by The Carlyle Group (the "Acquisition") under the Officers' Rollover Stock Plan. Also reflects stock-based compensation expense for EIP Class A Common Stock options issued in connection with the Acquisition under the EIP.

(b)	Reflects amortization of intangible assets resulting from the Acquisition.

(c)	Reflects debt refinancing costs incurred in connection with the refinancing transaction consummated on May 7, 2014.

(d)	Reflects tax effect of adjustments at an assumed marginal tax rate of 40%.

(e)
Excludes an adjustment of approximately $790,000 and $2.9 million of net earnings for the three and nine months ended December 31, 2014, and excludes an adjustment of approximately $1.5 million and $1.7 million of net earnings for the three and nine months ended December 31, 2013 respectively, associated with the application of the two-class method for computing diluted earnings per share.

Recent Developments
The following recent development occurred after December 31, 2014, which may cause our future results of operations to differ from our historical results of operations discussed under “— Results of Operations.”
On January 27, 2015, the Board of Directors approved an increase to our share repurchase authorization from $30.0 million to up to $180.0 million.
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

•
changes in the relative mix of overall U.S. government spending and areas of spending growth, with lower spending on homeland security, intelligence and defense-related programs as certain overseas operations end, and continued increased spending on cyber-security, advanced analytics, technology integration and healthcare;

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

•
delays in the completion of future U.S. government’s budget processes, including the passage of the Consolidated and Further Continuing Appropriations Act, 2015, which have in the past and could in the future delay procurement of the products, services, and solutions we provide;

•
increased audit, review, investigation and general scrutiny by U.S. government agencies of government contractors' performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws;

•
the implementation by U.S. government agencies of approximately $90 billion in mandated 2015 sequestration spending cuts, respectively, including an estimated $45 billion in cuts to the Department of Defense;

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

Contract Types
We generate revenue under the following three basic types of contracts:

•
Cost-Reimbursable Contracts. Cost-reimbursable contracts provide for the payment of allowable costs incurred during performance of the contract, up to a ceiling based on the amount that has been funded, plus a fee. As we increase or decrease our spending on allowable costs, our revenue generated on cost-reimbursable contracts will increase, up to the ceiling and funded amounts, or decrease, respectively. We generate revenue under two general types of cost-reimbursable contracts: cost-plus-fixed-fee and cost-plus-award-fee, both of which reimburse allowable costs and provide for a fee. The fee under each type of cost-reimbursable contract is generally payable upon completion of services in accordance with the terms of the contract. Cost-plus-fixed-fee contracts offer no opportunity for payment beyond the fixed fee. Cost-plus-award-fee contracts also provide for an award fee that varies within specified limits based upon the client’s assessment of our performance against a predetermined set of criteria, such as targets for factors like cost, quality, schedule, and performance.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Cost-reimbursable (1)	53%	55%	55%	55%
Time-and-materials	25%	26%	26%	28%
Fixed-price (2)	22%	19%	19%	17%

(1)	Includes both cost-plus-fixed-fee and cost-plus-award-fee contracts.

(2)	Includes fixed-price level of effort contracts.

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
Our People
Revenue from our contracts is derived from services delivered by consulting staff and, to a lesser extent, from our subcontractors. Our ability to hire, retain, and deploy talent with skills appropriately aligned with client needs is critical to our ability to grow our revenue. We continuously evaluate whether our talent base is properly sized and appropriately compensated, and contains an optimal mix of skills to be cost competitive and meet the rapidly evolving needs of our clients.We seek to achieve that result through recruitment and management of capacity and compensation. As of December 31, 2014 and 2013, we employed approximately 22,300 and 22,700 people, respectively, of which approximately 20,300 and 20,600, respectively, were consulting staff.
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
The following table summarizes the value of our contract backlog at the respective dates presented:

	As of December 31,
	2014	2013
	(In millions)
Backlog:
Funded	$2,672	$2,498
Unfunded (1)	2,673	2,636
Priced options	4,714	5,233
Total backlog	$10,059	$10,367

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

We view growth in total backlog and consulting staff headcount as the two key measures of our potential business growth. Growing and deploying consulting staff is the primary means by which we are able to achieve profitable revenue growth. To the extent that we are able to hire additional consulting staff and deploy them against funded backlog, we generally recognize increased revenue. Total backlog decreased by 3.0% from December 31, 2013 to December 31, 2014. Additions to funded backlog during the twelve months ended December 31, 2014 totaled $5.5 billion in comparison to $5.0 billion for the comparable period, as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options. We report internally on our backlog on a monthly basis and review backlog upon occurrence of certain events to determine if any adjustments are necessary.

We cannot predict with any certainty the portion of our backlog that we expect to recognize as revenue in any future period and we cannot guarantee that we will recognize any revenue from our backlog. The primary risks that could affect our ability to recognize such revenue on a timely basis or at all are: program schedule changes, contract modifications, and our ability to assimilate and deploy new consulting staff against funded backlog; cost cutting initiatives and other efforts to reduce U.S. government spending, which could reduce or delay funding for orders for services; and delayed funding of our contracts due to delays in the completion of the U.S. government's budgeting process and the use of continuing resolutions by the U.S. government to fund its operations. Funded backlog includes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the funded backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a pre-determined expiration date such as the end of the U.S. government's fiscal year. The revenue value of orders included in funded backlog that has not been recognized as revenue due to period of performance expirations has not exceeded approximately 5.7% of funded backlog as of the end of any of the four fiscal quarters preceding the fiscal quarter ended December 31, 2014. In our recent experience, none of the following additional risks have had a material negative effect on our ability to realize revenue from our funded backlog: the unilateral right of the U.S. government to cancel multi-year contracts and related orders or to terminate existing contracts for convenience or default; in the case of unfunded backlog, the potential that funding will not be made available; and, in the case of priced options, the risk that our clients will not exercise their options.
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

Results of Operations
The following table sets forth items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended December 31,		Percent	Nine Months Ended December 31,		Percent
	2014	2013	Change	2014	2013	Change
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
	(In thousands)			(In thousands)
Revenue	$1,304,686	$1,273,150	2.5%	$3,931,824	$4,078,861	(3.6)%
Operating costs and expenses:
Cost of revenue	641,541	662,053	(3.1)%	1,928,967	2,048,663	(5.8)%
Billable expenses	366,371	320,370	14.4%	1,064,994	1,083,890	(1.7)%
General and administrative expenses	176,327	175,748	0.3%	524,368	520,557	0.7%
Depreciation and amortization	15,191	17,945	(15.3)%	47,233	54,377	(13.1)%
Total operating costs and expenses	1,199,430	1,176,116	2.0%	3,565,562	3,707,487	(3.8)%
Operating income	105,256	97,034	8.5%	366,262	371,374	(1.4)%
Interest expense	(17,863)	(18,874)	(5.4)%	(54,544)	(59,761)	(8.7)%
Other, net	(777)	21	(3,800.0)%	(1,080)	(1,619)	(33.3)%
Income before income taxes	86,616	78,181	10.8%	310,638	309,994	0.2%
Income tax expense	33,809	31,014	9.0%	121,432	124,701	(2.6)%
Net income	$52,807	$47,167	12.0%	$189,206	$185,293	2.1%

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013
Revenue
Revenue increased to $1,304.7 million from $1,273.2 million, or a 2.5% increase driven by an improved federal government spending environment as compared to the prior year period, which was impacted by a 16-day government shutdown. The increase was also attributable to an increase in billable expenses primarily due to a decline in those factors in the prior year period due to the effects of the government shutdown. Conversions to funded backlog during the twelve months ended December 31, 2014 totaled $5.5 billion in comparison to $5.0 billion for the twelve months ended December 31, 2013. The revenue conversion was a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options.
Cost of Revenue
Cost of revenue decreased to $641.5 million from $662.1 million, or a 3.1% decrease. This decrease was primarily due to a decrease in salaries and salary-related benefits of $11.9 million and a decrease in employer retirement plan contributions of $13.9 million. The decrease in salaries and salary-related benefits was primarily due to reduced headcount in direct consulting staff. The decrease in employer retirement plan contributions was due to a decrease in the Company's expected discretionary employer contribution percentage due to a change to the matching program effective April 1, 2014, as well as the reduced headcount noted above. Cost of revenue as a percentage of revenue was 49.2% and 52.0% for the three months ended December 31, 2014 and 2013, respectively.
Billable Expenses
Billable expenses increased to $366.4 million from $320.4 million, or a 14.4% increase. The overall increase was primarily due to increases in subcontractor-related expenses and other direct expenses of $42.9 million incurred to perform on contracts as compared to the prior year period. In the prior year the effects of uncertain market conditions and delays in the U.S. government's budgetary process delayed funding on our contracts which directly impacted funding to our subcontractors and other purchases made to perform on contracts. Billable expenses as a percentage of revenue were 28.1% and 25.2% for the three months ended December 31, 2014 and 2013, respectively.
General and Administrative Expenses
General and administrative expenses increased to $176.3 million from $175.7 million, or a 0.3% increase. This increase was primarily due to increases in incentive and stock-based compensation of $2.9 million, employer retirement plan contributions of $1.4 million, and salaries and salary-related benefits of $1.1 million. These increases were partially offset by a decrease in professional fees and other business expenses of $4.8 million. General and administrative expenses as a percentage of revenue were 13.5% and 13.8% for the three months ended December 31, 2014 and 2013, respectively.

Depreciation and Amortization
Depreciation and amortization decreased to $15.2 million from $17.9 million, or a 15.3% decrease, primarily due to a reduction in amortization of intangible assets.
Interest Expense
Interest expense decreased to $17.9 million from $18.9 million, or a 5.4% decrease, primarily as a result of the Second Amendment to the Credit Agreement consummated in May 2014. The Company increased its borrowing under Term Loan A by approximately $168.4 million, the proceeds of which were used to pay outstanding principal on the Term Loan B. As the interest rates for Term Loan A are lower than those for Term Loan B, total interest expense decreased for the three months ended December 31, 2014 as compared to December 31, 2013.
Income Tax Expense
Income tax expense increased to $33.8 million from $31.0 million, or a 9.0% increase, primarily due to an increase in pre-tax income offset by a decrease in the effective tax rate from 39.7% to 39.0%. The decrease in the effective tax rate primarily relates to income tax credits recognized during the three months ended December 31, 2014.

Nine Months Ended December 31, 2014 Compared to Nine Months Ended December 31, 2013
Revenue
Revenue decreased to $3,931.8 million from $4,078.9 million, or a 3.6% decrease as a result of lower demand primarily driven by continuing macro challenges in the federal government spending environment and the residual impact of the slower award pace in the months immediately following last October's government shutdown which resulted in reductions in consulting staff headcount compared to the prior year period. The decline in consulting staff headcount led to fewer billable hours in total. While our headcount has decreased, the Company maintained a high level of productivity of consulting staff. The revenue decline year over year was also attributable to a reduction in billable expenses due to a decline in our use of subcontractors and other direct expenses incurred to perform on contracts. Conversions to funded backlog during the twelve months ended December 31, 2014 totaled $5.5 billion in comparison to $5.0 billion for the twelve months ended December 31, 2013. The revenue conversion was a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options.
Cost of Revenue
Cost of revenue decreased to $1,929.0 million from $2,048.7 million, or a 5.8% decrease. This decrease was primarily due to a decrease in salaries and salary-related benefits of $85.2 million and a decrease in employer retirement plan contributions of $40.1 million. The decrease in salaries and salary-related benefits was primarily due to reduced headcount in direct consulting staff. The decrease in employer retirement plan contributions was due to a decrease in the Company's expected discretionary employer contribution percentage due to a change to the matching program effective April 1, 2014, as well as the reduced headcount noted above. Cost of revenue as a percentage of revenue was 49.1% and 50.2% for the nine months ended December 31, 2014 and 2013, respectively.
Billable Expenses
Billable expenses decreased to $1,065.0 million from $1,083.9 million, or a 1.7% decrease. The overall decrease was primarily due to decreases in subcontractor-related expenses and other direct expenses of $27.1 million incurred to perform on contracts. Direct subcontractor related expenses decreased due to lower demand. Billable expenses as a percentage of revenue were 27.1% and 26.6% for the nine months ended December 31, 2014 and 2013, respectively.
General and Administrative Expenses
General and administrative expenses increased to $524.4 million from $520.6 million, or a 0.7% increase. This increase was primarily due to an increase in incentive and stock-based compensation of $3.8 million and an increase in professional fees and other business expenses of $1.4 million. This was partially offset by decreases in employer retirement plan contributions of $1.1 million. The decrease in employer retirement plan contributions was due to a decrease in the Company's expected discretionary employer contribution percentage due to a change to a matching program effective April 1, 2014, as well as reduced headcount. General and administrative expenses as a percentage of revenue were 13.3% and 12.8% for the nine months ended December 31, 2014 and 2013, respectively.
Depreciation and Amortization
Depreciation and amortization decreased to $47.2 million from $54.4 million, or a 13.1% decrease, primarily due to a reduction in amortization of intangible assets.
Interest Expense
Interest expense decreased to $54.5 million from $59.8 million, or an 8.7% decrease, primarily as a result of the Second Amendment to the Credit Agreement consummated in May 2014. The Company increased its borrowing under Term Loan A by approximately $168.4 million, the proceeds of which were used to pay outstanding principal on the Term Loan B. As the interest rates for Term Loan A are lower than those for Term Loan B, total interest expense decreased for the nine months ended December 31, 2014 as compared to December 31, 2013.
Income Tax Expense
Income tax expense decreased to $121.4 million from $124.7 million, or a 2.6% decrease, primarily due to a decrease in the effective tax rate from 40.2% to 39.1% . The decrease in the effective tax rate primarily relates to income tax credits recognized during the nine months ended December 31, 2014, which reduced the effective tax rate by approximately 1.3%.
Liquidity and Capital Resources
We have historically been able to generate sufficient cash to fund our operations, debt payments, capital expenditures, and discretionary funding needs. We had $197.4 million and $260.0 million in cash and cash equivalents as of December 31, 2014 and March 31, 2014, respectively. However, due to fluctuations in cash flows, including as a result of the trends and developments described above under "—Factors and Trends Affecting Our Results of Operations" relating to U.S. government cost-cutting, reductions or delays in the U.S. government appropriations and spending process and other budgetary matters, it may be necessary from time-to-time in the future to borrow under our senior secured loan facilities to meet cash demands. We anticipate that cash provided by operating activities, existing cash and cash equivalents, and borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash requirements for the next twelve months, which primarily include:

•	operating expenses, including salaries;

•	working capital requirements to fund the growth of our business;

•	capital expenditures which primarily relate to the purchase of computers, business systems, furniture and leasehold improvements to support our operations;

•	debt service requirements for borrowings under our senior secured loan facilities; and

•	cash taxes to be paid.

From time to time we evaluate alternative uses for excess cash resources once our operating cash flow needs and required debt amortization have been met. Some of the possible uses of our remaining excess cash at any point in time may include funding acquisitions, further investment in our business and voluntary debt prepayments, as well as initiatives intended to return value to stockholders in the form of payment of special dividends and share repurchases. On December 12, 2011, the Board of Directors authorized the repurchase of up to $30.0 million of our shares. On January 27, 2015, the share repurchase authorization was increased to $180.0 million. Following our repurchase of 1,000,000 shares of our Class A Common Stock on November 5, 2014, the Company currently has $154.9 million remaining under the repurchase program. Any determination to pursue one or more of the above alternative uses for excess cash is subject to the discretion of our Board of Directors, and will depend upon various factors, including our results of operations, financial condition, liquidity requirements, restrictions that may be imposed by applicable law, our contracts, and our senior secured credit agreement, as amended, and other factors deemed relevant by our Board of Directors.
The following table summarizes the cash distributions recognized in the condensed consolidated statement of cash flows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Recurring dividends (1)	$16,432	$14,422	$48,676	$42,612
Special dividends (2)	—	144,218	147,248	144,218
Dividend equivalents (3)	209	4,157	47,006	52,065
Total distributions	$16,641	$162,797	$242,930	$238,895

(1) Amounts represent recurring dividends of $0.11 per share and $0.10 per share that were declared and paid during fiscal 2015 and fiscal 2014, respectively.
(2) Amounts represent a special dividend of $1.00 per share that was declared and paid for during both fiscal 2015 and fiscal 2014.

(3) Dividend equivalents are distributions made to option holders equal to the special dividends declared and paid.
On January 28, 2015, we announced a regular quarterly cash dividend in the amount of $0.13 per share, payable on February 27, 2015 to stockholders of record on February 10, 2015.
For each special dividend declared, the Board of Directors, acting as the Administrator of the Officers' Rollover Stock Plan and the Amended and Restated Equity Incentive Plan, or EIP, is required to make a determination under the respective plan's antidilution provision to adjust the outstanding options. In the event the Board of Directors elects to grant option holders a cash payment equal to the amount of the special dividend, the Company accrues a stock-based compensation liability as the respective option's stock compensation expense is recorded in the statement of operations. This obligation will be settled on the options' mandatory exercise date for Rollover options and on the later of the date the dividend is paid or vesting for the EIP options. The stock-based compensation liability as of December 31, 2014 includes all special dividends declared through December 31, 2014. As of December 31, 2014 and March 31, 2014, the Company calculated a total recorded and unrecorded stock-based compensation liability of $36.3 million and $73.1 million, respectively, related to the special dividends paid in July and December 2009, June and August 2012, November 2013, and February and August 2014.
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
Accounts receivable is the principal component of our working capital and is generally driven by revenue growth with other short-term fluctuations related to the payment practices of our clients. Our accounts receivable reflect amounts billed to our clients as of each balance sheet date. Our clients generally pay our invoices within 30 days of the invoice date. At any month-end, we also include in accounts receivable the revenue that was recognized in the preceding month, which is generally billed early in the following month. Finally, we include in accounts receivable amounts related to revenue accrued in excess of amounts billed, primarily on our fixed-price and cost-plus-award-fee contracts. The total amount of our accounts receivable can vary significantly over time, but is generally sensitive to revenue levels. Total accounts receivable (billed and unbilled combined, net of allowance for doubtful accounts) days sales outstanding or DSO, which we calculate by dividing total accounts receivable by revenue per day during the relevant fiscal quarter, was 61 as of December 31, 2014 and 60 as of March 31, 2014.
The table below sets forth our net cash flows for the periods presented:

	Nine Months Ended December 31,
	2014	2013
	(Unaudited)	(Unaudited)
	(In thousands)
Net cash provided by operating activities	$228,058	$292,334
Net cash used in investing activities	(41,373)	(5,499)
Net cash used in financing activities	(249,236)	(234,055)
Total (decrease) increase in cash and cash equivalents	$(62,551)	$52,780
Net Cash from Operating Activities
Net cash from operations is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from clients in a timely manner, and our ability to manage our vendor payments. Net cash provided by operations was $228.1 million in the nine months ended December 31, 2014 compared to $292.3 million in the prior year period, or a 22.0% decrease. The decrease in net cash provided by operations was primarily due to the following:

•	Lower cash collections primarily due to lower revenue.

•	A reduction in the volume of outstanding invoices as compared to the prior year.

•	An increase in the change in income taxes payable due to the timing of the estimated tax payments which partially offset the decreases noted above.
Net Cash from Investing Activities
Net cash used in investing activities was $41.4 million in the nine months ended December 31, 2014 compared to $5.5 million in the prior year period, or a 652.4% increase. The increase in net cash used in investing activities was primarily due to cash paid for business acquisitions during the nine months ended December 31, 2014.
Net Cash from Financing Activities
Net cash used in financing activities was $249.2 million in the nine months ended December 31, 2014 compared to $234.1 million in the prior year period, or a 6.5% increase. The increase in net cash used in financing activities was primarily due to an increase in repurchases of common stock in fiscal 2015 as compared to fiscal 2014 mainly due to a repurchase of 1,000,000 shares of our Class A Common Stock from an affiliate of The Carlyle Group in November 2014.
Indebtedness

On May 7, 2014 the Company entered into the Second Amendment to the Credit Agreement, dated as of July 31, 2012 (as previously amended by the First Amendment to the Credit Agreement, dated as of August 16, 2013). As of December 31, 2014, the Credit Agreement provided the Company with an $830.0 million Term Loan A and an $841.2 million Term Loan B, and a $500.0 million revolving credit facility, with a sublimit for letters of credit of $100.0 million.
Our debt totaled $1,635.9 million and $1,658.9 million as of December 31, 2014 and March 31, 2014, respectively. The interest rate in effect for Term Loan A was 2.66% and for Term Loan B was 3.75% as of December 31, 2014. The interest rate in effect for Term Loan A was 2.65% and for Term Loan B was 3.75% as of March 31, 2014. As of December 31, 2014 and March 31, 2014, there were no amounts outstanding under our revolving credit facility of $500.0 million. As of December 31, 2014 and March 31, 2014, the Company was in compliance with all of the Credit Agreement's debt covenants.
Absent any prepayment accelerations of Debt Issuance Costs, or DIC, or the effect of changes in interest rates, the following table summarizes the estimated annual amortization expense of DIC using the effective interest rate method:

	DIC Amortization Expense
	Total	2015	2016	2017	2018	2019	Thereafter
	(in thousands)
Term Loan A	$6,448	$436	$1,732	$1,622	$1,463	$1,108	$87
Term Loan B	7,885	385	1,610	1,678	1,752	1,830	630
Revolver	8,184	457	1,858	1,853	1,853	1,853	310
Total	$22,517	$1,278	$5,200	$5,153	$5,068	$4,791	$1,027
The Credit Agreement, as amended, requires quarterly principal payments of 1.25% of the stated principal amount of Term Loan A, with annual incremental increases to 1.875%, 2.50%, 3.125%, and 13.0%, prior to Term Loan A's maturity date of May 31, 2019. As a result of paying approximately $168.4 million of Term Loan B principal in connection with the May 7, 2014 Second Amendment, no additional principal payments are required until the remaining balance is due on Term Loan B's maturity date of July 31, 2019. The revolving credit facility matures on May 31, 2019, at which time any outstanding principal balance will be due in full.

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

The loans under the Credit Agreement, as amended, are secured by substantially all of our assets and none of such assets will be available to satisfy the claims of our general creditors. The Credit Agreement, as amended, contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following, in each case subject to certain exceptions: a maximum net total leverage ratio; a minimum net interest coverage ratio; limitations on indebtedness and liens; mergers, consolidations or amalgamations, or liquidations, wind-ups or dissolutions; dispositions of property; restricted payments; investments; transactions with affiliates; sale and lease back transactions; change in fiscal periods; negative pledges; restrictive agreements; limitations on line of business; limitations on speculative hedging and limitations on changes of names and jurisdictions. In addition, we are required to meet certain financial covenants at each quarter end, namely Consolidated Net Total Leverage and Consolidated Net Interest Coverage Ratios. As of December 31, 2014, we were compliant with these covenants.
Capital Structure and Resources
Our stockholders’ equity amounted to $195.2 million as of December 31, 2014, an increase of $23.6 million compared to stockholders’ equity of $171.6 million as of March 31, 2014. The increase is primarily due to net income of $189.2 million in the nine months ended December 31, 2014, $48.5 million in excess tax benefits from the exercise of stock options, and stock-based compensation expense, partially offset by $195.9 million in recurring and special dividend payments and a $33.4 million increase in treasury stock.
Off-Balance Sheet Arrangements
As of December 31, 2014, we did not have any off-balance sheet arrangements.
Capital Expenditures
Since we do not own any of our facilities, our capital expenditure requirements primarily relate to the purchase of computers, business systems, furniture, and leasehold improvements to support our operations. Direct facility and equipment costs billed to clients are not treated as capital expenses. Our capital expenditures for the nine months ended December 31, 2014 and 2013 were $17.5 million and $12.3 million, respectively, and the majority of such capital expenditures related to facilities infrastructure, equipment, and information technology. Expenditures for facilities infrastructure and equipment are generally incurred to support new and existing programs across our business. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure.

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
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts that currently range up to $40 million or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of December 31, 2014 and March 31, 2014, there were no material amounts accrued in the condensed consolidated financial statements related to these proceedings.
Six former officers and stockholders who had departed the firm prior to July 31, 2008, the date on which we became majority owned by The Carlyle Group and certain of its affiliated investment funds, as described in the Company’s Annual Report, or the Acquisition, have filed a total of nine suits in various jurisdictions, with original filing dates ranging from July 3, 2008 through December 15, 2009 (three of which were amended on July 2, 2010 and then further amended into one consolidated complaint on September 7, 2010), against us and certain of our current and former directors and officers. Each of the suits arises out of the Acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the Acquisition. Some of the suits also allege that the Acquisition price paid to stockholders was insufficient. The various suits assert claims for breach of contract, tortious interference with contract, breach of fiduciary duty, civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations, violations of the Employee Retirement Income Security Act and/or securities and common law fraud. Three of these suits have been dismissed with all appeals exhausted. One of the remaining suits has been dismissed by the United States District Court for the Southern District of California and is on appeal before the United States Court of Appeals for the Ninth Circuit. The other five remaining suits are pending in the United States District Court for the Southern District of New York. The aggregate alleged damages sought in these six remaining suits is approximately $348.7 million ($291.5 million of which is sought to be trebled pursuant to RICO), plus punitive damages, costs, and fees. Although the outcome of any of these cases is inherently uncertain and may be materially adverse, based on current information, management does not expect them to have a material adverse effect on our financial condition and results of operations.

Item 1A.	Risk Factors
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 filed with the Securities and Exchange Commission on May 22, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table shows the share repurchase activity for each of the three months in the quarter ended December 31, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 2014	—	—	—	$ 30,000,000
November 2014	1,000,000	$ 25.10	1,000,000	$ 4,900,000
December 2014	—	—	—	$ 4,900,000
Total	1,000,000		1,000,000

(1)
On November 5, 2014, the Company entered into an agreement with an affiliate of the Carlyle Group to repurchase 1,000,000 shares of the Company's Class A Common Stock pursuant to the repurchase program described in footnote 2 below. The shares were repurchased at a price of $25.10 per share in a private non-underwritten transaction.

(2)
On December 12, 2011, the Board of Directors approved a $30.0 million share repurchase program. A special committee of the Board of Directors was appointed to evaluate market conditions and other relevant factors and initiate repurchases under the program from time to time. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of May 15, 2008, by and among Booz Allen Hamilton Inc., Booz Allen Hamilton Holding Corporation (formerly known as Explorer Holding Corporation), Booz Allen Hamilton Investor Corporation (formerly known as Explorer Investor Corporation), Explorer Merger Sub Corporation and Booz & Company Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (File No. 333- 167645))

2.2
Spin Off Agreement, dated as of May 15, 2008, by and among Booz Allen Hamilton Inc., Booz & Company Holdings, LLC, Booz & Company Inc., Booz & Company Intermediate I Inc. and Booz & Company Intermediate II Inc. (Incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

2.3
Amendment to the Agreement and Plan of Merger and the Spin Off Agreement, dated as of July 30, 2008, by and among Booz Allen Hamilton Inc., Booz Allen Hamilton Investor Corporation (formerly known as Explorer Investor Corporation), Explorer Merger Sub Corporation, Booz & Company Holdings, LLC, Booz & Company Inc., Booz & Company Intermediate I Inc. and Booz & Company Intermediate II Inc. (Incorporated by reference to Exhibit 2.3 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

3.1
Third Amended and Restated Certificate of Incorporation of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report for the period ended September 30, 2014 on Form 10-Q (File No. 001-34972))

3.2
Second Amended and Restated Bylaws of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report for the period ended December 31, 2010 on Form 10-Q (File No. 001-34972))

4.1
Amended and Restated Stockholders Agreement of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report for the period ended December 31, 2010 on Form 10-Q (File No. 001-34972))

4.2	Irrevocable Proxy and Tag-Along Agreement (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report for the period ended December 31, 2010 on Form 10-Q (File No. 001-34972))

4.3	Form of Stock Certificate (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

4.4
Waiver to the Amended and Restated Stockholders Agreement of Booz Allen Hamilton Holding Corporation, dated as of December 19, 2014, by and among Booz Allen Hamilton Inc., Explorer Coinvest LLC and the Executive Stockholders party thereto*

10.1
Management Agreement, by and among Booz Allen Hamilton Holding Corporation (formerly known as Explorer Holding Corporation), Booz Allen Hamilton Inc., and TC Group V US, LLC, dated as of July 31, 2008 (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.2
Second Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report for the period ended September 30, 2014 on Form 10-Q (File No. 001-34972))

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

10.8
Form of Restricted Stock Agreement for Directors under the Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.9
Form of Restricted Stock Agreement for Employees under the Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.10
Amended and Restated Booz Allen Hamilton Holding Corporation Annual Incentive Plan (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report for the period ended September 30, 2014 on Form 10-Q (File No. 001-34972))

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

101
The following materials from Booz Allen Hamilton Holding Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended December 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2014 and March 31, 2014; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2014 and 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2014 and 2013; (iv) Condensed Consolidated Statements of Cash Flows for the three and nine months ended December 31, 2014 and 2013; and (v) Notes to Condensed Consolidated Financial Statements.**

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

Booz Allen Hamilton Holding Corporation
Registrant

Date: January 28, 2015	By:	/s/ Kevin L. Cook
Kevin L. Cook Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)