Form 10-Q
period 2015-06-30
Booz Allen Hamilton Holding Corp
filed 2015-07-29
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
 ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of July 24, 2015
Class A Common Stock	146,479,086
Class B Non-Voting Common Stock	—
Class C Restricted Common Stock	—
Class E Special Voting Common Stock	1,851,590

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	March 31, 2015
	(Unaudited)
	(Amounts in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$151,476	$207,217
Accounts receivable, net of allowance	867,441	857,310
Prepaid expenses and other current assets	109,996	98,681
Total current assets	1,128,913	1,163,208
Property and equipment, net of accumulated depreciation	111,880	111,367
Intangible assets, net of accumulated amortization	216,701	219,382
Goodwill	1,303,832	1,304,231
Other long-term assets	91,853	79,305
Total assets	$2,853,179	$2,877,493
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$62,250	$57,063
Accounts payable and other accrued expenses	457,761	481,815
Accrued compensation and benefits	236,326	279,239
Other current liabilities	60,038	30,877
Total current liabilities	816,375	848,994
Long-term debt, net of current portion	1,554,488	1,569,272
Other long-term liabilities	274,662	272,729
Total liabilities	2,645,525	2,690,995
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, Class A — $0.01 par value — authorized, 600,000,000 shares; issued, 150,612,184 shares at June 30, 2015 and 150,237,675 shares at March 31, 2015; outstanding, 146,252,228 shares at June 30, 2015 and 147,238,282 shares at March 31, 2015	1,506	1,502
Special voting common stock, Class E — $0.003 par value — authorized, 25,000,000 shares; issued and outstanding, 1,844,504 shares at June 30, 2015 and 1,851,589 shares at March 31, 2015	6	6
Treasury stock, at cost — 4,359,956 shares at June 30, 2015 and 2,999,393 shares at March 31, 2015	(106,893)	(72,293)
Additional paid-in capital	184,959	174,985
Retained earnings	149,711	104,457
Accumulated other comprehensive loss	(21,635)	(22,159)
Total stockholders’ equity	207,654	186,498
Total liabilities and stockholders’ equity	$2,853,179	$2,877,493
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,
	2015	2014
	(Amounts in thousands, except per share data)
Revenue	$1,351,604	$1,322,297
Operating costs and expenses:
Cost of revenue	643,032	645,001
Billable expenses	378,650	350,972
General and administrative expenses	188,661	171,069
Depreciation and amortization	15,117	16,232
Total operating costs and expenses	1,225,460	1,183,274
Operating income	126,144	139,023
Interest expense	(17,490)	(18,864)
Other, net	(68)	(1,110)
Income before income taxes	108,586	119,049
Income tax expense	44,280	47,934
Net income	$64,306	$71,115
Earnings per common share (Note 3):
Basic	$0.44	$0.49
Diluted	$0.43	$0.47
Dividends declared per share	$0.13	$0.11

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,
	2015	2014
	(Amounts in thousands)
Net income	$64,306	$71,115
Change in postretirement plan costs, net of tax	524	85
Comprehensive income	$64,830	$71,200

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,
	2015	2014
	(Amounts in thousands)
Cash flows from operating activities
Net income	$64,306	$71,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,117	16,232
Stock-based compensation expense	6,265	6,062
Excess tax benefits from stock-based compensation	(3,673)	(1,658)
Amortization of debt issuance costs and loss on extinguishment	2,072	5,381
Losses on dispositions and impairments	29	345
Changes in assets and liabilities:
Accounts receivable	(10,131)	19,195
Prepaid expenses and other current assets	(11,023)	(4,519)
Other long-term assets	(13,841)	7,484
Accrued compensation and benefits	(41,530)	(48,869)
Accounts payable and other accrued expenses	(24,159)	(16,378)
Accrued interest	2,116	7,945
Other current liabilities	30,821	31,974
Other long-term liabilities	2,727	(2,583)
Net cash provided by operating activities	19,096	91,726
Cash flows from investing activities
Purchases of property and equipment	(13,140)	(2,652)
Net cash used in investing activities	(13,140)	(2,652)
Cash flows from financing activities
Net proceeds from issuance of common stock	1,379	1,276
Stock option exercises	871	1,208
Excess tax benefits from stock-based compensation	3,673	1,658
Repurchases of common stock	(34,600)	(4,632)
Cash dividends paid	(19,052)	(16,048)
Dividend equivalents paid to option holders	(3,593)	(4,472)
Debt issuance costs	—	(8,610)
Repayment of debt	(10,375)	(168,438)
Proceeds from debt issuance	—	168,438
Net cash used in financing activities	(61,697)	(29,620)
Net (decrease) increase in cash and cash equivalents	(55,741)	59,454
Cash and cash equivalents––beginning of period	207,217	259,994
Cash and cash equivalents––end of period	$151,476	$319,448
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$13,286	$8,736
Income taxes	$1,314	$3,438
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
June 30, 2015
1. BUSINESS OVERVIEW
Organization
Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or Holding or the Company, is an affiliate of The Carlyle Group, or Carlyle, and was incorporated in Delaware in May 2008. The Company provides management consulting, technology, and engineering services to the U.S. government in the defense, intelligence, and civil markets. Additionally, the Company provides its management and technology consulting services to major corporations, institutions, not-for-profit organizations, and international clients. The Company reports operating results and financial data in one operating segment. The Company is headquartered in McLean, Virginia, with approximately 22,500 employees as of June 30, 2015.
2. BASIS OF PRESENTATION
The Company prepared the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, or Quarterly Report, in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The Company followed the accounting policies used and disclosed in the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2015 filed with the Securities and Exchange Commission on May 21, 2015, or Annual Report, and policies stated within this Quarterly Report. The Company’s fiscal year ends on March 31 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31.
The interim financial information in this Quarterly Report reflects all adjustments, consisting of normal recurring adjustments except as otherwise disclosed, necessary for a fair presentation of the Company’s results of operations for the interim periods. The results of operations for the three months ended June 30, 2015 are not necessarily indicative of results to be expected for the full fiscal year.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued a new standard that will replace existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. In July 2015, the FASB approved a one-year delay in the effective date of the standard for annual reporting periods beginning after December 15, 2017, with an option that would permit companies to adopt the standard as early as the original effective date. Early adoption prior to the effective date is not permitted. A final accounting standards update is pending. With the one-year delay enacted, the new standard will be effective for the Company beginning on April 1, 2018 (i.e., beginning with the first quarter fiscal 2019 interim financial statements). The new standard may be adopted retrospectively for all periods presented, or adopted using a modified retrospective approach. Under the retrospective approach, the fiscal 2018 and 2017 financial statements would be adjusted to reflect the effects of adopting the new standard in those periods. Under the modified retrospective approach, the new standard would only be adopted for the period beginning April 1, 2018 to new contracts and those contracts that are not yet complete at April 1, 2018, with a cumulative catch-up adjustment recorded to beginning retained earnings for existing contracts that still require performance. Management is still in the process of determining which transition method to utilize in order to adopt the new standard and still assessing what effect the adoption of this standard may have on the timing of our revenue recognition and our consolidated financial statements.
Other recent accounting pronouncements issued by the FASB during the three months ended June 30, 2015 and through the filing date did not or are not believed by management to have a material impact on the Company's present or historical condensed consolidated financial statements.

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
The Company currently has outstanding shares of Class A Common Stock and Class E Special Voting Common Stock. During fiscal 2015, the Company converted all issued and outstanding shares of Class B Non-Voting Common Stock and Class C Restricted Common Stock into shares of Class A Common Stock on a one-for-one basis. Class E Special Voting Common Stock shares are not included in the calculation of EPS as these shares represent voting rights only and are not entitled to participate in dividends or other distributions. Unvested Class A Restricted Common Stock holders are entitled to participate in non-forfeitable dividends or other distributions. These unvested shares participated in the Company's dividends declared and were paid in the first quarter of fiscal 2016 and 2015. As such, EPS is calculated using the two-class method whereby earnings are reduced by distributed earnings as well as any available undistributed earnings allocable to holders of unvested restricted shares. A reconciliation of the income used to compute basic and diluted EPS for the periods presented are as follows:

	Three Months Ended June 30,
	2015	2014
Earnings for basic computations (1)	$63,595	$70,265
Weighted-average Class A Common Stock outstanding	145,251,780	142,188,210
Weighted-average Class B Non-Voting Common Stock outstanding	0	538,270
Weighted-average Class C Restricted Common Stock outstanding	0	918,939
Total weighted-average common shares outstanding for basic computations	145,251,780	143,645,419
Earnings for diluted computations (1)	$63,608	$70,292
Dilutive stock options and restricted stock	4,019,541	5,981,749
Average number of common shares outstanding for diluted computations	149,271,321	149,627,168
Earnings per common share
Basic	$0.44	$0.49
Diluted	$0.43	$0.47
(1) During the three months ended June 30, 2015 and 2014, approximately 1.6 million and 1.7 million participating securities were paid dividends totaling $211,000 and $191,000, respectively. Additionally, for the three months ended June 30, 2015 there were undistributed earnings of $500,000 and $487,000 allocated to the participating class of securities in basic and diluted earnings per share, respectively. For the three months ended June 30, 2014 there were undistributed earnings of $659,000 and $632,000 allocated to the participating class of securities in basic and diluted earnings per share, respectively. The allocated undistributed earnings and the dividends paid comprise the difference between net income presented on the condensed consolidated statements of operations for the three months ended June 30, 2015 and 2014 and earnings for basic and diluted computations.
The EPS calculation for the three months ended June 30, 2015 and 2014 excludes 562,000 and 212,000 options, respectively, as their impact was anti-dilutive.

4. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consisted of the following:

	June 30, 2015	March 31, 2015
Current
Accounts receivable–billed	$365,289	$318,464
Accounts receivable–unbilled	502,874	539,203
Allowance for doubtful accounts	(722)	(357)
Accounts receivable, net	867,441	857,310
Long-term
Unbilled receivables	31,562	18,496
Total accounts receivable, net	$899,003	$875,806
Unbilled amounts represent sales for which billings have not been presented to customers at quarter-end or year-end. These amounts are usually billed and collected within one year. Long-term unbilled receivables not anticipated to be billed and collected within one year, and are primarily related to retainage, holdbacks, and long-term rate settlements to be billed at contract closeout, are included in other long-term assets as accounts receivable in the accompanying condensed consolidated balance sheets. The Company recognized a provision (benefit) for doubtful accounts (including certain unbilled reserves) of $2.9 million and $(452,000) for the three months ended June 30, 2015 and 2014, respectively. Because the Company's accounts receivable are primarily with the U.S. Government and its agencies, the Company does not have material exposure to accounts receivable credit risk.

5. ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES
Accounts payable and other accrued expenses consisted of the following:

	June 30, 2015	March 31, 2015
Vendor payables	$208,486	$215,995
Accrued expenses	249,275	265,820
Total accounts payable and other accrued expenses	$457,761	$481,815
Accrued expenses consisted primarily of the Company’s reserve related to potential cost disallowance in conjunction with government audits. Refer to Note 16 for further discussion of this reserve.

6. ACCRUED COMPENSATION AND BENEFITS
Accrued compensation and benefits consisted of the following:

	June 30, 2015	March 31, 2015
Bonus	$17,309	$82,237
Retirement	41,268	29,285
Vacation	120,837	115,657
Stock-based compensation liability (Note 13)	30,350	31,732
Other	26,562	20,328
Total accrued compensation and benefits	$236,326	$279,239
As of June 30, 2015 and March 31, 2015, the Company recorded a stock-based compensation liability of $30.4 million and $31.7 million, respectively, expected to be paid within one year, related to special dividends paid in July and December 2009, June and August 2012, November 2013, and February and August 2014. Rollover options vested and not yet exercised that would have had an exercise price below zero as a result of the dividends were reduced to one cent, with the remaining reduction to be paid in cash upon exercise of the options. Payments of the special dividends to the Company's Second Amended and Restated Equity Incentive Plan, or EIP, option holders is linked to vesting. Refer to Note 13 for further discussion of the special dividends.

7. DEBT
Debt consisted of the following:

	June 30, 2015		March 31, 2015
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Term Loan A	2.69%	$785,856	2.68%	$796,024
Term Loan B	3.75%	830,882	3.75%	830,311
Total		1,616,738		1,626,335
Less: Current portion of long-term debt		(62,250)		(57,063)
Long-term debt, net of current portion		$1,554,488		$1,569,272
On May 7, 2014, the Company entered into the Second Amendment to the Credit Agreement, dated as of July 31, 2012 (as previously amended by the First Amendment to the Credit Agreement, dated as of August 16, 2013). As of June 30, 2015, the Credit Agreement, as amended, provided the Company with an $830.0 million Term Loan A and an $841.2 million Term Loan B, and a $500.0 million revolving credit facility, with a sublimit for letters of credit of $100.0 million. The outstanding obligations under the Credit Agreement, as amended, are secured by a security interest in substantially all of the assets of the Company, subject to certain exceptions set forth in the Credit Agreement, as amended, and related documentation. The rates for Term Loan A and Term Loan B, as amended, remain unchanged. The Second Amendment also extended the maturity date of Term Loan A and the revolving credit facility to May 31, 2019. The maturity date for Term Loan B remained unchanged at July 31, 2019. The Company also amended its existing debt covenants to provide for greater operational and financial flexibility.
The Credit Agreement, as amended, requires quarterly principal payments of 1.25% of the stated principal amount of Term Loan A, with annual incremental increases to 1.875%, 2.50%, 3.125%, and 13.0%, prior to Term Loan A's maturity date of May 31, 2019. As a result of paying approximately $168.4 million of Term Loan B principal in connection with the Second Amendment, no additional principal payments are required until the remaining balance is due on Term Loan B's maturity date of July 31, 2019. The revolving credit facility matures on May 31, 2019, at which time any outstanding principal balance is due in full. As of June 30, 2015 and March 31, 2015, there were no amounts outstanding on the revolving credit facility.
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
The total outstanding debt balance is recorded in the accompanying condensed consolidated balance sheets, net of unamortized discount of $12.9 million and $13.7 million as of June 30, 2015 and March 31, 2015, respectively. As of June 30, 2015 and March 31, 2015, the Company was in compliance with all of the Credit Agreement's debt covenants.

8. INCOME TAXES
The Company’s effective income tax rate was 40.8% and 40.3% for the three months ended June 30, 2015 and 2014, respectively. The effective tax rate of 40.8% differs from the statutory rate of 35.0% primarily due to state income taxes and the effect of permanent rate differences, which primarily relate to meals and entertainment.

9. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	June 30, 2015	March 31, 2015
Income tax reserve	$58,714	$58,444
Deferred rent	34,713	34,732
Deferred payment obligation	59,144	59,414
Postretirement benefit obligations	113,408	111,624
Other (1)	8,683	8,515
Total other long-term liabilities	$274,662	$272,729
(1) Balance at June 30, 2015 includes a contingent earnout liability of $4.5 million related to business acquisitions. Refer to Note 14 for further discussion.

10. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company sponsors the Employees’ Capital Accumulation Plan, or ECAP, which is a qualified defined contribution plan that covers eligible U.S. and international employees. ECAP provides for distributions, subject to certain vesting provisions, to participants by reason of retirement, death, disability, or termination of employment. Effective April 1, 2014 the Company transitioned from a discretionary employer contribution to an annual matching contribution of up to 6% of eligible annual income as determined by the Internal Revenue Code for the ECAP. Total expense recognized under ECAP was $28.3 million and $27.3 million for the three months ended June 30, 2015 and 2014, respectively. The Company-paid contributions were $16.2 million and $21.6 million for the three months ended June 30, 2015 and 2014, respectively.
Defined Benefit Plan and Other Postretirement Benefit Plans
The Company maintains and administers a postretirement medical plan and a defined benefit retirement plan for current, retired, and resigned officers.
The components of net postretirement medical expense for the Officer Medical Plan were as follows:

	Three Months Ended June 30,
	2015	2014
Service cost	$1,426	$1,021
Interest cost	1,126	892
Net actuarial loss	884	144
Total postretirement medical expense	$3,436	$2,057
As of June 30, 2015 and March 31, 2015, the unfunded status of the post-retirement medical plan was $109.1 million and $107.3 million, respectively, which is included in other long-term liabilities in the accompanying condensed consolidated balance sheets.
11. ACCUMULATED OTHER COMPREHENSIVE LOSS
All amounts recorded in other comprehensive loss are related to the Company's post-retirement plan. The following table represents a rollforward of amounts recognized in accumulated other comprehensive loss, net of tax:

	Three Months Ended June 30,
	2015	2014
Beginning of period	$(22,159)	$(6,636)
Amounts reclassified from accumulated other comprehensive loss	524	85
Net current-period other comprehensive loss	524	85
End of period	$(21,635)	$(6,551)

The following table presents the reclassifications out of accumulated other comprehensive loss to net income:

	Three Months Ended June 30,
	2015	2014
Amortization of net actuarial loss included in net periodic benefit cost (See Note 10)
Total before tax	$884	$144
Tax benefit	(360)	(59)
Net of tax	$524	$85

12. STOCKHOLDERS’ EQUITY
Common Stock
The common stock shares activity consisted of the following:

	Class A Common Stock	Class B Non-Voting Common Stock	Class C Restricted Common Stock	Class E Special Voting Common Stock	Treasury Stock
Balance at March 31, 2014	143,962,073	582,080	935,871	4,424,814	609,625
Issuance of common stock	1,365,008	—	—	—	—
Stock options exercised	3,392,643	—	—	(2,573,225)	—
Share exchange (1)	1,517,951	(582,080)	(935,871)	—	—
Repurchase of common stock (2)	—	—	—	—	2,389,768
Balance at March 31, 2015	150,237,675	0	0	1,851,589	2,999,393
Issuance of common stock	212,078	—	—	—	—
Stock options exercised	162,431	—	—	(7,085)	—
Repurchase of common stock (3)	—	—	—	—	1,360,563
Balance at June 30, 2015	150,612,184	—	—	1,844,504	4,359,956

(1)
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

(2)
On November 5, 2014, the Company entered into an agreement with an affiliate of The Carlyle Group to repurchase 1.0 million shares of the Company's Class A Common Stock. The shares were repurchased at a price of $25.10 per share in a private non-underwritten transaction. On February 2, 2015, the Company entered into a similar agreement with an affiliate of the Carlyle Group to repurchase an additional 1.0 million shares of our Class A common stock pursuant to the repurchase program. The shares were repurchased from the Underwriter at a price of $28.36 per share. The repurchase of common stock above also reflects shares repurchased on June 30, 2014 to cover the minimum statutory withholding taxes on restricted stock awards that vested on June 30, 2014, shares repurchased on September 12, 2014 to cover the minimum statutory withholding taxes on rollover stock options exercised on September 12, 2014 and shares repurchased on multiple dates to cover the minimum statutory withholding taxes on accelerated restricted stock vesting for departing officers.

(3)
During the first quarter of fiscal 2016, the Company purchased 1.2 million shares of the Company’s Class A Common Stock in a series of open market transactions for $30.5 million. In addition, the repurchase of common stock above reflects shares repurchased on June 30, 2015 to cover the minimum statutory withholding taxes on restricted stock awards and restricted stock units that vested on June 30, 2015, and shares repurchased to cover the minimum statutory withholding taxes on accelerated restricted stock vesting for departing officers.
For the quarterly offering period that closed on June 30, 2015, 57,476 Class A Common Stock shares were purchased by employees under the Company's Employee Stock Purchase Plan, or ESPP. Since the program's inception, 1,566,433 shares have been purchased by employees.
13. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense recognized in the condensed consolidated statements of operations:

	Three Months Ended June 30,
	2015	2014
Cost of revenue	$1,145	$2,037
General and administrative expenses	5,120	4,025
Total	$6,265	$6,062
The following table summarizes the total stock-based compensation expense recognized in the condensed consolidated statements of operations by the following types of equity awards:

	Three Months Ended June 30,
	2015	2014
Equity Incentive Plan Options	$1,057	$1,194
Class A Restricted Common Stock	5,208	4,868
Total	$6,265	$6,062
As of June 30, 2015, there was $25.0 million of total unrecognized compensation cost related to unvested stock-based compensation agreements. The unrecognized compensation cost as of June 30, 2015 is expected to be fully amortized over the next 4.75 years. Absent the effect of accelerating stock compensation cost for any departures of employees who may continue to vest in their equity awards, the following table summarizes the unrecognized compensation cost and the weighted average period the cost is expected to be amortized.

	June 30, 2015
	Unrecognized Compensation Cost	Weighted Average Remaining Period to be Recognized (in years)
Equity Incentive Plan Options	$6,080	3.73
Class A Restricted Common Stock	18,954	2.55
Total	$25,034
Equity Incentive Plan
On April 1, 2015, 457,320 options were granted under the Second Amended and Restated Equity Incentive Plan, or EIP. The estimated fair value of the per-option grant was $6.71, resulting in a total fair value of $3.1 million. The fair value of our Class A Common Stock on April 1, 2015 at the time of the option grant was $29.08.
As of June 30, 2015, there were 6,497,085 EIP options outstanding, of which 1,741,851 were unvested.
Grants of Class A Restricted Common Stock and Restricted Stock Units
On April 1, 2015, the Board of Directors granted 23,719 Restricted Stock Units to certain newly hired officers. The aggregate value was estimated at $0.7 million based on the stock price of $29.08 on the grant date.
On May 19, 2015, the Board of Directors granted 2,094 Restricted Stock Units to certain newly hired officers. The aggregate value was estimated at $60,000 based on the stock price of $28.65 on the grant date.
As permitted under the terms of the EIP, the Compensation Committee as Administrator of the Plan, authorized the withholding of taxes not to exceed the minimum statutory withholding amount, through the surrender of shares of Class A Common Stock issuable upon the vesting or accelerated vesting of Restricted Stock. For those holders who elected to participate, the Company repurchased a total of 160,563 shares and recorded them as treasury shares at a cost of $4.1 million during the three months ended June 30, 2015.
Special Dividends
The Compensation Committee, acting as the Administrator of the Officers' Rollover Stock Plan and the EIP have discretion in how to effect the required adjustment to keep option holders whole in the event of a distribution of dividends that trigger certain anti-dilution clauses within the respective plans. In the event the Board of Directors elects to grant option holders a cash payment equal to the amount of the special dividend, the Company accrues a stock-based compensation liability as the EIP options are scheduled to be vested. Rollover Options are fully vested, therefore the liability associated with these options is fully recorded on the condensed consolidated balance sheet. The obligation will be settled on the options' mandatory exercise date for Rollover options and on the later of the date the dividend is paid or vesting for the EIP options. The stock-based compensation liability includes all special dividends declared.
Total compensation expense recorded in conjunction with the payment of the dividend equivalents to EIP option holders for the three months ended June 30, 2015 was $0.1 million. Future compensation expense related to the payment of the dividend equivalents to EIP option holders not yet recognized in the statement of operations is $0.4 million and is expected to be recognized over two years.
As of June 30, 2015 and March 31, 2015, the Company calculated a total recorded and unrecorded stock-based compensation liability of $32.0 million and $35.8 million, respectively, related to the special dividends paid in July and December 2009, June and August 2012, November 2013 and February and August 2014, as follows:

	June 30, 2015			March 31, 2015
	EIP Options	Rollover Options	Total	EIP Options	Rollover Options	Total
Current liability (1)	$2,315	$28,035	$30,350	$3,697	$28,035	$31,732
(1)     Included in accrued compensation and benefits (Note 6).
As of June 30, 2015, $1.6 million related to EIP options will be recorded as liabilities as the options vest over the next 3.75 years. As of March 31, 2015, there was an unrecorded liability of $4.1 million related to EIP options. There is no unrecorded liability related to Rollover options as of June 30, 2015 or March 31, 2015, as the Rollover options are fully vested.

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
A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The financial instruments measured at fair value in the accompanying consolidated balance sheets consist of the following:

	Recurring Fair Value Measurements as of June 30, 2015
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and cash equivalents	$24,309	$—	$—	$24,309
Money market funds (1)	—	127,167	—	127,167
Total cash and cash equivalents	$24,309	$127,167	$—	$151,476
Liabilities:
Contingent earnout liability (2)	—	—	4,500	4,500
Total liabilities	$—	$—	$4,500	$4,500
The following table set forth by levels represents the fair value of the Company's cash and cash equivalents as of March 31, 2015.

	Recurring Fair Value Measurements as of March 31, 2015
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and cash equivalents	$48,942	$—	$—	$48,942
Money market funds (1)	—	158,275	—	158,275
Total cash and cash equivalents	$48,942	$158,275	$—	$207,217
Liabilities:
Contingent earnout liability (2)	—	—	4,500	4,500
Total liabilities	$—	$—	$4,500	$4,500
(1)  Level two cash and cash equivalents are invested in money market funds that are intended to maintain a stable net asset value of $1.00 per share by investing in liquid, high quality U.S. dollar-denominated money market instruments. Depending on our short-term liquidity needs, we make regular transfers between money market funds and other cash equivalents.
(2) On October 9, 2014, the Company entered into a contingent consideration arrangement in connection with a business acquisition. Under the arrangement, the Company agreed to pay up to a maximum of $9 million in cash to the seller if certain financial performance thresholds are achieved in calendar years 2016 and 2017. The fair value of the contingent consideration liability as of March 31, 2015 and June 30, 2015 was $4.5 million and is a Level 3 fair value measurement recorded within other long-term liabilities. It was valued using a Monte Carlo simulation and the key input besides projected cash flows was volatility, estimated as 30% based on the asset volatility of comparable publicly-traded companies. An increase (decrease) in volatility in isolation would result in a lower (higher) fair value measurement. Since the initial recording of this liability as a part of the purchase accounting, there have been no subsequent changes in fair value recorded to-date. Any future changes in the fair value of this contingent consideration liability will be recognized in earnings during the applicable period.
The fair value of the Company's debt instruments approximates its carrying value at June 30, 2015 and March 31, 2015. The fair value of debt is determined based on interest rates available for debt with terms and maturities similar to the Company's existing debt arrangements (Level 2 inputs).
The following table presents a summary of changes in the fair value of the Company's contingent earnout liability categorized as Level 3 for the fiscal year ended June 30, 2015:

Contingent Earnout Liability
Balance at March 31, 2015	4,500
Issuances	—
Balance at June 30, 2015	$4,500
15. RELATED-PARTY TRANSACTIONS
The Carlyle Group is the largest shareholder of the Company. From time to time, and in the ordinary course of business: (1) other Carlyle portfolio companies engage the Company as a subcontractor or service provider, and (2) the Company engages other Carlyle portfolio companies as subcontractors or service providers. Revenue and cost associated with these related parties for the three months ended June 30, 2015 were $64,000 and $49,000, respectively. Revenue and cost associated with these related parties for the three months ended June 30, 2014 were $212,000 and $163,000, respectively.
In addition, investment vehicles affiliated with The Carlyle Group participated in a lender syndicate in the Company’s outstanding debt in the amount of $47.0 million at June 30, 2015 and March 31, 2015, respectively. The participation by such investment vehicles in the syndication of the Company's debt was done on an arm’s length basis.
On July 31, 2008, the Company entered into a management agreement, or Management Agreement, with TC Group V US, L.L.C., or TC Group, a company affiliated with Carlyle. On June 7, 2012, TC Group assigned all of its right, title and interest in, and obligations under, the management agreement to Carlyle Investment Management L.L.C., or Carlyle Investment Management. In accordance with the Management Agreement, Carlyle Investment Management provides the Company with advisory, consulting, and other services and the Company pays Carlyle Investment Management an aggregate annual fee of $1.0 million, plus expenses. For the three months ended June 30, 2015 and 2014, the Company incurred $250,000 in advisory fees in each period.

16. COMMITMENTS AND CONTINGENCIES
Leases
As a result of the July 2008 acquisition, as described in the Company’s Annual Report, the Company assigned a total of nine leases to Booz & Co, which has subsequently changed its name to Strategy&. The Company remains liable for two leases for facilities located in Chicago and London under the terms of the original leases should Strategy& default on its obligations. The Chicago lease expires in November 2015 and the London lease expires in March 2017. All other leases assigned to Strategy& have expired. There were no events of default under these leases as of June 30, 2015 or March 31, 2015. The maximum potential amount of undiscounted future payments is $9.3 million. Based on the Company’s assessment of the likelihood of future payment, no amounts have been recorded related to the Company’s contingent liability on such leases.
Letters of Credit and Third-Party Guarantees
As of June 30, 2015 and March 31, 2015, the Company was contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that totaled $4.1 million and $5.3 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At June 30, 2015 and March 31, 2015, approximately $3.0 million and $5.2 million of these instruments reduce the available borrowings under the revolving credit facility. The remainder are guaranteed under a separate $5.0 million facility established in fiscal 2015 of which $3.9 million and $4.9 million, respectively, was available to the Company at June 30, 2015 and March 31, 2015.
Government Contracting Matters
For the three months ended June 30, 2015 and 2014, approximately 98% of the Company’s revenue was generated from contracts where the end client was an agency or department of the U.S. government, including contracts where Booz Allen performed in either a prime or subcontract position, and regardless of the geographic location in which the work was performed. Contracts with the U.S. government are subject to extensive legal and regulatory requirements and, from time to time and in the ordinary course of business, agencies of the U.S. government investigate whether the Company’s operations are conducted in accordance with these requirements and the terms of the relevant contracts by using investigative techniques such as subpoenas or civil investigative demands. U.S. government investigations of the Company, whether related to the Company’s U.S. government contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayments, fines, or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting. Management believes it has recorded the appropriate provision for any losses that may be experienced from any investigation of which it is aware. The Defense Contract Management Agency Administrative Contracting Officer has negotiated annual final indirect cost rates through fiscal year 2008. During the three months ended June 30, 2015 the Company negotiated final fiscal 2008 indirect cost rates with the government and as a result, adjusted a portion of its provision for the recovery of allowable expenses based on the outcome of the negotiations.  The Company also revised its provision for emerging exposures that may result in future cost disallowances. Management believes it has recorded the appropriate provision for the estimated losses that may be experienced from any such reductions and/or penalties. As of June 30, 2015 and March 31, 2015, the Company has recorded a liability of approximately $206.6 million and $205.3 million, respectively, for its current best estimate of amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs incurred subsequent to fiscal year 2008.
Litigation
The Company is involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, management does not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on the Company’s financial condition and results of operations. As of June 30, 2015, there are no material amounts accrued in the condensed consolidated financial statements related to these proceedings.
Six former officers and stockholders who had departed the company prior to July 31, 2008, the date on which we became majority owned by Carlyle and certain of its affiliated investment funds, as described in the Company’s Annual Report, or the Acquisition, have filed a total of nine suits in various jurisdictions, with original filing dates ranging from July 3, 2008 through December 15, 2009, against the Company and certain of the Company’s current and former directors and officers. Three of these suits were amended on July 2, 2010 and then further amended into one consolidated complaint on September 7, 2010. Another two of the original nine suits were consolidated into one complaint on September 24, 2014. Each of the suits arises out of the Acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the Acquisition. Some of the suits also allege that the Acquisition price paid to stockholders was insufficient. The various suits assert claims for breach of contract, tortious interference with contract, breach of fiduciary duty, civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations, violations of the Employee Retirement Income Security Act, and/or securities and common law fraud. Three of these suits have been dismissed with all appeals exhausted. The two suits that were consolidated into one action on September 24, 2014 were settled on April 16, 2015. One of the remaining suits has been dismissed by the United States District Court for the Southern District of California and is on appeal before the United States Court of Appeals for the Ninth Circuit. The other three remaining suits that were previously consolidated on September 7, 2010 have been dismissed by the United States District Court for the Southern District of New York, but are still subject to appeal by the plaintiffs. As of June 30, 2015 and March 31, 2015, the aggregate alleged damages sought in these four remaining suits was approximately $291.7 million (which is sought to be trebled pursuant to RICO) plus punitive damages, costs, and fees.
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
The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources, and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 filed with the Securities and Exchange Commission on May 21, 2015, or Annual Report, and under Part II, “Item 1A. Risk Factors,” and “— Special Note Regarding Forward Looking Statements” of this Quarterly Report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Our fiscal year ends March 31 and, unless otherwise noted, references to years or fiscal are for fiscal years ended March 31. See “—Results of Operations.”
Overview
We are a leading provider of management consulting, technology, and engineering services to the U.S. government in the defense, intelligence, and civil markets. Additionally, we provide management and technology consulting services to major corporations, institutions, not-for-profit organizations, and international clients. We are a well-known, trusted and long-term partner to our clients, who seek our expertise and objective advice to address their most important and complex problems. Leveraging our 100-year consulting heritage and a talent base of approximately 22,500 people, we deploy our deep domain knowledge, functional and technical expertise, expanding set of capabilities, and experience of innovative client service to help our clients achieve their objectives. We have a collaborative culture, supported by our operating model, which helps our professionals identify and respond to emerging trends across the markets we serve and deliver enduring results for our clients. Today, we serve substantially all of the cabinet-level departments of the U.S. government, clients in selected commercial markets, and international clients. Major government clients include the Department of Defense, all branches of the U.S. military, the U.S. Intelligence Community, and civil agencies such as the Department of Homeland Security, the Department of Health and Human Services, and the Department of the Treasury. We support these clients in addressing complex and pressing challenges such as combating global terrorism, improving cyber capabilities, transforming the healthcare system, improving efficiency and managing change within the government. In the commercial sector, we serve U.S. clients primarily in the financial services, healthcare, energy, retail, and automotive markets. Our international clients are primarily in the Middle East and south-east Asia.

Financial and Other Highlights
During the first quarter of fiscal 2016, the Company made further progress on its long term growth strategy by continuing to invest in key capabilities and markets while also increasing spending on bid and proposal activity to address a strong pipeline of opportunities and to facilitate the transition of work under our expiring largest ID/IQ contract. Total headcount also grew by over 400 employees as compared to the prior year period.
Revenue increased 2.2% from the three months ended June 30, 2014 to the three months ended June 30, 2015. During the quarter there was an increase in billable expenses of $27.7 million due to an increase in our use of subcontractors and other direct expenses incurred to perform on contracts. Confidence in the government contracting environment led the Company to increase indirect spending over the prior year period which had the effect of increasing revenue on cost reimbursable contracts.

In addition, with the ending of our largest ID/IQ contract in July 2015 there was increased activity to position our work on other contracts. Total headcount also increased over the prior year as the Company hired to meet existing demand for qualified staff as well as implemented efforts to build a bench of staff for anticipated near term opportunities.
Operating income decreased 9.3% to $126.1 million in the three months ended June 30, 2015 from $139.0 million in the three months ended June 30, 2014, which reflects a 120 basis point decrease in operating margin to 9.3% from 10.5% in the comparable period. The decrease in operating income was primarily attributable to the increase in indirect costs as discussed. The increased spending was primarily the result of increased bid and proposal costs to address a strong pipeline of opportunities and an increase in investment spending on growth platforms. In addition, operating income was impacted by a net decrease in the Company's provision for the potential recovery of allowable expenses recorded during the three months ended June 30, 2014 without a similar net change for the three months ended June 30, 2015.

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

	Three Months Ended June 30,
(Amounts in thousands, except share and per share data)	2015	2014
	(Unaudited)
Adjusted Operating Income
Operating Income	$126,144	$139,023
Amortization of intangible assets (a)	1,056	1,056
Transaction expenses (b)	—	2,039
Adjusted Operating Income	$127,200	$142,118
EBITDA & Adjusted EBITDA
Net income	$64,306	$71,115
Income tax expense	44,280	47,934
Interest and other, net	17,558	19,974
Depreciation and amortization	15,117	16,232
EBITDA	141,261	155,255
Transaction expenses (b)	—	2,039
Adjusted EBITDA	$141,261	$157,294
Adjusted Net Income
Net income	$64,306	$71,115
Amortization of intangible assets (a)	1,056	1,056
Transaction expenses (b)	—	2,039
Amortization or write-off of debt issuance costs and write-off of original issue discount	1,294	2,660
Adjustments for tax effect (c)	(940)	(2,302)
Adjusted Net Income	$65,716	$74,568
Adjusted Diluted Earnings Per Share
Weighted-average number of diluted shares outstanding	149,271,321	149,627,168
Adjusted Net Income Per Diluted Share (d)	$0.44	$0.50
Free Cash Flow
Net cash provided by operating activities	$19,096	$91,726
Less: Purchases of property and equipment	(13,140)	(2,652)
Free Cash Flow	$5,956	$89,074

(a)	Reflects amortization of intangible assets resulting from the Acquisition of our Company by The Carlyle Group.

(b)	Reflects debt refinancing costs incurred in connection with the refinancing transaction consummated on May 7, 2014.

(c)	Reflects tax effect of adjustments at an assumed marginal tax rate of 40%.

(d)
Excludes an adjustment of approximately $698,000 and $823,000 of net earnings for the three months ended June 30, 2015 and 2014 respectively, associated with the application of the two-class method for computing diluted earnings per share.

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

•
current and continued uncertainty around the timing, extent, nature and effect of Congressional and other U.S. government actions to address budgetary constraints. The discretionary budget is still constrained by the budget caps defined by the Bipartisan Budget Control Act 2011 and subsequently adjusted by the American Tax Payer Relief Act of 2012. While those caps allow very modest annual growth in the discretionary budget for defense and non-defense departments and agencies, the uncertainty arises in the ability to determine how to allocate the available budget authority and for Congress to pass appropriations bills to fund both U.S. government departments and agencies that are, and those that are not, subject to the caps. It is unclear whether the U.S. government’s fiscal year 2016, which begins on October 1, 2015, will begin with a complete set of appropriations bills to fund the U.S. government or if the fiscal year will begin under a continuing resolution (CR);

•
budget deficits and the growing U.S. national debt increasing pressure on the U.S. government to reduce federal spending across all federal agencies together with associated uncertainty about the size and timing of those reductions;

•
cost cutting and efficiency initiatives, current and future budget restrictions, continued implementation of Congressionally mandated automatic spending cuts and other efforts to reduce U.S. government spending, could cause clients to reduce or delay funding for orders for services or invest appropriated funds on a less consistent or rapid basis or not at all, particularly when considering long-term initiatives and in light of uncertainty around Congressional efforts to craft a long-term agreement on the U.S. government's ability to incur indebtedness in excess of its current limits and generally in the current political environment, there is a risk that clients will not issue task orders in sufficient volume to reach current contract ceilings, alter historical patterns of contract awards, including the typical increase in the award of task orders or completion of other contract actions by the U.S. government in the period before the end of the U.S. government's fiscal year on September 30, delay requests for new proposals and contract awards, rely on short-term extensions and funding of current contracts, or reduce staffing levels and hours of operation;

•	delays in the completion of future U.S. government’s budget processes, which have in the past and could in the future delay procurement of the products, services, and solutions we provide;

•
changes in the relative mix of overall U.S. government spending and areas of spending growth, with lower spending on homeland security, intelligence and defense-related programs as certain overseas operations end, and continued increased spending on cyber-security, Command, Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance (C4ISR), advanced analytics, technology integration and healthcare;

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

•	efforts by the U.S. government to address organizational conflicts of interest and related issues and the impact of those efforts on us and our competitors;

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

•
restrictions by the U.S. government on the ability of federal agencies to use lead system integrators, in response to cost, schedule and performance problems with large defense acquisition programs where contractors were performing the lead system integrator role; and

•
increasingly complex requirements of the Department of Defense and the U.S. Intelligence Community, including cyber-security, managing federal health care cost growth and focus on reforming existing government regulation of various sectors of the economy, such as financial regulation and healthcare.

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
The table below presents the percentage of total revenue for each type of contract:

	Three Months Ended June 30,
	2015	2014
Cost-reimbursable (1)	55%	56%
Time-and-materials	24%	26%
Fixed-price (2)	21%	18%

(1)	Includes both cost-plus-fixed-fee and cost-plus-award-fee contracts.

(2)	Includes fixed-price level of effort contracts.
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
Our largest ID/IQ contract expired on July 8, 2015 with several task orders that extend beyond that date, the latest ending in September 2016. The contract has ended and we are in the process of attempting to transition work from the expired contract to new contracts and task orders under a number of existing multiple award ID/IQ vehicles. The loss, without replacement, of certain of these contract vehicles could have a material adverse effect on our ability to win new business and our operating results.
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
Our People

Revenue from our contracts is derived from services delivered by consulting staff and, to a lesser extent, from our subcontractors. Our ability to hire, retain, and deploy talent with skills appropriately aligned with client needs is critical to our ability to grow our revenue. We continuously evaluate whether our talent base is properly sized and appropriately compensated, and contains an optimal mix of skills to be cost competitive and meet the rapidly evolving needs of our clients.We seek to achieve that result through recruitment and management of capacity and compensation. As of June 30, 2015 and 2014, we employed approximately 22,500 and 22,100 people, respectively, of which approximately 20,300 and 20,100, respectively, were consulting staff.
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
The following table summarizes the value of our contract backlog at the respective dates presented:

	As of June 30,
	2015	2014
	(In millions)
Backlog:
Funded	$2,388	$2,347
Unfunded (1)	2,493	2,569
Priced options	4,377	4,766
Total backlog	$9,258	$9,682

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
We view growth in total backlog and consulting staff headcount as the two key measures of our potential business growth. Growing and deploying consulting staff is the primary means by which we are able to achieve profitable revenue growth. To the extent that we are able to hire additional consulting staff and deploy them against funded backlog, we generally recognize increased revenue. Total backlog decreased by 4.4% from June 30, 2014 to June 30, 2015. Additions to funded backlog during the twelve months ended June 30, 2015 totaled $5.4 billion in comparison to $5.5 billion for the comparable period, as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options. We report internally on our backlog on a monthly basis and review backlog upon occurrence of certain events to determine if any adjustments are necessary.
We cannot predict with any certainty the portion of our backlog that we expect to recognize as revenue in any future period and we cannot guarantee that we will recognize any revenue from our backlog. The primary risks that could affect our ability to recognize such revenue on a timely basis or at all are: program schedule changes, contract modifications, and our ability to assimilate and deploy new consulting staff against funded backlog; cost cutting initiatives and other efforts to reduce U.S. government spending, which could reduce or delay funding for orders for services; and delayed funding of our contracts due to delays in the completion of the U.S. government's budgeting process and the use of continuing resolutions by the U.S. government to fund its operations. Funded backlog includes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the funded backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a pre-determined expiration date such as the end of the U.S. government's fiscal year. The revenue value of orders included in funded backlog that has not been recognized as revenue due to period of performance expirations has not exceeded approximately 4.8% of funded backlog as of the end of any of the four fiscal quarters preceding the fiscal quarter ended June 30, 2015. In our recent experience, none of the following additional risks have had a material negative effect on our ability to realize revenue from our funded backlog: the unilateral right of the U.S. government to cancel multi-year contracts and related orders or to terminate existing contracts for convenience or default; in the case of unfunded backlog, the potential that funding will not be made available; and, in the case of priced options, the risk that our clients will not exercise their options.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued a new standard that will replace existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. In July 2015, the FASB approved a one-year delay in the effective date of the standard to January 1, 2018, with an option that would permit companies to adopt the standard as early as the original effective date. Early adoption prior to the effective date is not permitted. A final accounting standards update is pending. With the one-year delay enacted, the new standard will be effective for the Company beginning on April 1, 2018 (i.e., beginning with the first quarter fiscal 2019 interim financial statements). The new standard may be adopted retrospectively for all periods presented, or adopted using a modified retrospective approach. Under the retrospective approach, the fiscal 2018 and 2017 financial statements would be adjusted to reflect the effects of adopting the new standard in those periods. Under the modified retrospective approach, the new standard would only be adopted for the period beginning April 1, 2018 to new contracts and those contracts that are not yet complete at April 1, 2018, with a cumulative catch-up adjustment recorded to beginning retained earnings for existing contracts that still require performance. Management is still in the process of determining which transition method to utilize in order to adopt the new standard and still assessing what effect the adoption of this standard may have on the timing of our revenue recognition and our financial statements.
Other recent accounting pronouncements issued by the FASB during the three months ended June 30, 2015 and through the filing date did not or are not believed by management to have a material impact on the Company's present or historical condensed consolidated financial statements.

Results of Operations
The following table sets forth items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,		Percent
	2015	2014	Change
	(Unaudited)	(Unaudited)
	(In thousands)
Revenue	$1,351,604	$1,322,297	2.2%
Operating costs and expenses:
Cost of revenue	643,032	645,001	(0.3)%
Billable expenses	378,650	350,972	7.9%
General and administrative expenses	188,661	171,069	10.3%
Depreciation and amortization	15,117	16,232	(6.9)%
Total operating costs and expenses	1,225,460	1,183,274	3.6%
Operating income	126,144	139,023	(9.3)%
Interest expense	(17,490)	(18,864)	(7.3)%
Other, net	(68)	(1,110)	(93.9)%
Income before income taxes	108,586	119,049	(8.8)%
Income tax expense	44,280	47,934	(7.6)%
Net income	$64,306	$71,115	(9.6)%

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Revenue
Revenue increased to $1,351.6 million from $1,322.3 million, or a 2.2% increase. During the quarter there was an increase in billable expenses of $27.7 million due to an increase in our use of subcontractors and other direct expenses incurred to perform on contracts. Confidence in the government contracting environment led the Company to increase indirect spending over the prior year period which had the effect of increasing revenue on cost reimbursable contracts. Total headcount also increased over the prior year as the Company hired to meet existing demand for qualified staff as well as implemented efforts to build a bench of staff for anticipated near term opportunities. Conversions to funded backlog during the twelve months ended June 30, 2015 totaled $5.4 billion in comparison to $5.5 billion for the comparable year. The revenue conversion was a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options.
Cost of Revenue
Cost of revenue decreased to $643.0 million from $645.0 million, or a 0.3% decrease. While total headcount increased by approximately 1.9% there was a decrease in medical insurance expense that more than offset the increase in salary expense, resulting in a decrease in salaries and salary-related benefits of $2.5 million partially offset by an increase in incentive compensation of $1.5 million. The decrease in salaries and salary-related benefits was primarily due to a decrease in medical insurance expense. Cost of revenue as a percentage of revenue was 47.6% and 48.8% for the three months ended June 30, 2015 and 2014, respectively.
Billable Expenses
Billable expenses increased to $378.7 million from $351.0 million, or a 7.9% increase. The overall increase was primarily due to increases in subcontractor-related expenses and other direct expenses of $25.0 million incurred to perform on contracts. Billable expenses as a percentage of revenue were 28.0% and 26.5% for the three months ended June 30, 2015 and 2014, respectively.
General and Administrative Expenses
General and administrative expenses increased to $188.7 million from $171.1 million, or a 10.3% increase. This increase was primarily due to an increase in salaries and salary-related benefits of $11.4 million primarily due to an increase in consulting staff time spent on strategic investment and bid and proposal activities, in lieu of direct contract activities, over the prior year period. In addition there was an increase in professional fees and other business expenses of $4.9 million. General and administrative expenses as a percentage of revenue were 14.0% and 12.9% for the three months ended June 30, 2015 and 2014, respectively.
The increased spending was primarily the result of increased bid and proposal costs to address a strong pipeline of opportunities and an increase in investment spending on growth platforms
Depreciation and Amortization
Depreciation and amortization decreased to $15.1 million from $16.2 million, or a 6.9% decrease, primarily due to a reduction in amortization of intangible assets, as well as a decrease in depreciation expense resulting from the effect of lower capital expenditures in prior years.
Interest Expense
Interest expense decreased to $17.5 million from $18.9 million, or an 7.3% decrease, primarily as a result of the Second Amendment to the Credit Agreement consummated in May 2014. The Company increased its borrowing under Term Loan A by approximately $168.4 million, the proceeds of which were used to pay outstanding principal on the Term Loan B which has a higher interest rate than Term Loan A.
Income Tax Expense
Income tax expense decreased to $44.3 million from $47.9 million, or a 7.6% decrease, primarily due to a decrease in pre-tax income, partially offset by an increase in the effective tax rate.

Liquidity and Capital Resources
We have historically been able to generate sufficient cash to fund our operations, debt payments, capital expenditures, and discretionary funding needs. We had $151.5 million and $207.2 million in cash and cash equivalents as of June 30, 2015 and March 31, 2015, respectively. However, due to fluctuations in cash flows, including as a result of the trends and developments described above under "—Factors and Trends Affecting Our Results of Operations" relating to U.S. government cost-cutting, reductions or delays in the U.S. government appropriations and spending process and other budgetary matters, it may be necessary from time-to-time in the future to borrow under our senior secured loan facilities to meet cash demands. We anticipate that cash provided by operating activities, existing cash and cash equivalents, and borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash requirements for the next twelve months, which primarily include:

•	operating expenses, including salaries;

•	working capital requirements to fund the growth of our business;

•	capital expenditures which primarily relate to the purchase of computers, business systems, furniture and leasehold improvements to support our operations;

•	debt service requirements for borrowings under our senior secured loan facilities; and

•	cash taxes to be paid.
From time to time we evaluate alternative uses for excess cash resources once our operating cash flow needs and required debt amortization have been met. Some of the possible uses of our remaining excess cash at any point in time may include funding acquisitions, further investment in our business and voluntary debt prepayments, as well as initiatives intended to return value to stockholders in the form of payment of recurring and special dividends and share repurchases. On December 12, 2011, the Board of Directors authorized the repurchase of up to $30.0 million of our shares. On January 27, 2015, the share repurchase authorization was increased to $180.0 million. During the first quarter of fiscal 2016, the Company purchased 1.2 million shares of the Company’s Class A Common Stock in a series of open market transactions for an aggregate of $30.5 million. Following the aforementioned repurchase of 1.2 million shares, our repurchase of 1.0 million shares of our Class A Common Stock on November 5, 2014 and an additional 1.0 million shares of our Class A Common Stock on February 2, 2015, the Company currently has approximately $96.0 million remaining under the repurchase program. Any determination to pursue one or more of the above alternative uses for excess cash is subject to the discretion of our Board of Directors, and will depend upon various factors, including our results of operations, financial condition, liquidity requirements, restrictions that may be imposed by applicable law, our contracts, and our senior secured credit agreement, as amended, and other factors deemed relevant by our Board of Directors.
The following table summarizes the cash distributions recognized in the condensed consolidated statement of cash flows:

	Three Months Ended June 30,
	2015	2014
Recurring dividends (1)	$19,052	$16,048
Dividend equivalents (2)	3,593	4,472
Total distributions	$22,645	$20,520
(1) Amounts represent recurring dividends of $0.13 per share and $0.11 per share that were declared and paid during fiscal 2016 and fiscal 2015, respectively.
(2) Dividend equivalents are distributions made to option holders equal to the special dividends declared and paid.
On July 29, 2015, the Company announced a regular quarterly cash dividend in the amount of $0.13 per share, payable on August 31, 2015 to stockholders of record on August 10, 2015.
For each special dividend declared, the Board of Directors, acting as the Administrator of the Officers' Rollover Stock Plan and the Amended and Restated Equity Incentive Plan, or EIP, is required to make a determination under the respective plan's antidilution provision to adjust the outstanding options. In the event the Board of Directors elects to grant option holders a cash payment equal to the amount of the special dividend, the Company accrues a stock-based compensation liability as the respective option's stock compensation expense is recorded in the statement of operations. This obligation will be settled on the options' mandatory exercise date for Rollover options and on the later of the date the dividend is paid or vesting for the EIP options. The stock-based compensation liability as of June 30, 2015 includes all special dividends declared through June 30, 2015. As of June 30, 2015 and March 31, 2015, the Company calculated a total recorded and unrecorded stock-based compensation liability of $32.0 million and $35.8 million, respectively, related to the special dividends paid in July and December 2009, June and August 2012, November 2013, and February and August 2014.
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
Accounts receivable is the principal component of our working capital and is generally driven by revenue growth with other short-term fluctuations related to the payment practices of our clients. Our accounts receivable reflect amounts billed to our clients as of each balance sheet date. Our clients generally pay our invoices within 30 days of the invoice date. At month-end, we bill to customers accounts receivables reclassed from our unbilled account that was recognized along with corresponding revenue in the preceding month. Finally, we include in accounts receivable amounts related to revenue accrued in excess of amounts billed, primarily on our fixed-price and cost-plus-award-fee contracts. The total amount of our accounts receivable can vary significantly over time, but is generally sensitive to revenue levels. Total accounts receivable (billed and unbilled combined, net of allowance for doubtful accounts) days sales outstanding or DSO, which we calculate by dividing total accounts receivable by revenue per day during the relevant fiscal quarter, was 61 as of June 30, 2015 and 59 as of March 31, 2015.

The table below sets forth our net cash flows for the periods presented:

	Three Months Ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)
	(In thousands)
Net cash provided by operating activities	$19,096	$91,726
Net cash used in investing activities	(13,140)	(2,652)
Net cash used in financing activities	(61,697)	(29,620)
Total (decrease) increase in cash and cash equivalents	$(55,741)	$59,454
Net Cash from Operating Activities
Net cash from operations is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from clients in a timely manner, and our ability to manage our vendor payments. Net cash provided by operations was $19.1 million in the three months ended June 30, 2015 compared to $91.7 million in the prior year period, or a 79.2% decrease. The decrease was primarily due to increased payments in vendor payables and accrued expenses incurred in support of an increase in indirect spending and other costs.
Net Cash from Investing Activities
Net cash used in investing activities was $13.1 million in the three months ended June 30, 2015 compared to $2.7 million in the prior year period, or a 395.5% increase. The increase in net cash used in investing activities was due to increased capital expenditures over the prior year primarily due to leasehold improvements.
Net Cash from Financing Activities
Net cash used in financing activities was $61.7 million in the three months ended June 30, 2015 compared to $29.6 million in the prior year period, or a 108.3% increase. The increase in net cash used in financing activities was primarily due to an increase in repurchases of common stock in the first quarter of fiscal 2016 as compared to the prior year due to a repurchase of 1.2 million shares of our Class A Common Stock for $30.5 million on the open market. The increase in net cash used in financing activities was also due to increased principal payments of approximately $10 million on our debt in accordance with the quarterly principal payment terms of our credit facility.
Indebtedness
On May 7, 2014 the Company entered into the Second Amendment to the Credit Agreement, dated as of July 31, 2012 (as previously amended by the First Amendment to the Credit Agreement, dated as of August 16, 2013). As of June 30, 2015, the Credit Agreement provided the Company with an $830.0 million Term Loan A and an $841.2 million Term Loan B, and a $500.0 million revolving credit facility, with a sublimit for letters of credit of $100.0 million.
Our debt totaled $1,616.7 million and $1,626.3 million as of June 30, 2015 and March 31, 2015, respectively. The interest rate in effect for Term Loan A was 2.69% and for Term Loan B was 3.75% as of June 30, 2015. The interest rate in effect for Term Loan A was 2.68% and for Term Loan B was 3.75% as of March 31, 2015. As of June 30, 2015 and March 31, 2015, there were no amounts outstanding under our revolving credit facility of $500.0 million. As of June 30, 2015 and March 31, 2015, the Company was in compliance with all of the Credit Agreement's debt covenants.
Absent any prepayment accelerations of Debt Issuance Costs, or DIC, or the effect of changes in interest rates, the following table summarizes the estimated annual amortization expense of DIC using the effective interest rate method:

	DIC Amortization Expense
	Total	2016	2017	2018	2019	2020	Thereafter
	(in thousands)
Term Loan A	$5,574	$1,294	$1,622	$1,463	$1,108	$87	$—
Term Loan B	7,107	1,217	1,678	1,752	1,830	630	—
Revolver	7,265	1,396	1,853	1,853	1,853	310	—
Total	$19,946	$3,907	$5,153	$5,068	$4,791	$1,027	$—
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
The interest rate on borrowings under Term Loan A is LIBOR plus a 2.50% spread. The spread ranges from 2.00% to 2.75% based on the Company's total leverage ratio. The interest rate on borrowings under Term Loan B is LIBOR plus a 3.0% spread with a 0.75% floor. The spread ranges from 2.00% to 3.00% based upon either an ABR or LIBOR borrowing. The revolving credit facility margin and commitment fee are subject to the leveraged based pricing grid, as set forth in the Credit Agreement, as amended. As of June 30, 2015 and March 31, 2015, the Company was contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that totaled $4.1 million and $5.3 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At June 30, 2015 and March 31, 2015, approximately $3.0 million and $5.2 million of these instruments reduce the available borrowings under the revolving credit facility. The remainder are guaranteed under a separate $5.0 million facility established in fiscal 2015 of which $3.9 million and $4.9 million, respectively, was available to the Company at June 30, 2015 and March 31, 2015. As of June 30, 2015 and March 31, 2015, we had $497.0 million and $494.8 million, respectively, of capacity available for additional borrowings under the revolving credit facility.
The loans under the Credit Agreement, as amended, are secured by substantially all of our assets and none of such assets will be available to satisfy the claims of our general creditors. The Credit Agreement, as amended, contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following, in each case subject to certain exceptions: a maximum net total leverage ratio; a minimum net interest coverage ratio; limitations on indebtedness and liens; mergers, consolidations or amalgamations, or liquidations, wind-ups or dissolutions; dispositions of property; restricted payments; investments; transactions with affiliates; sale and lease back transactions; change in fiscal periods; negative pledges; restrictive agreements; limitations on line of business; limitations on speculative hedging and limitations on changes of names and jurisdictions. In addition, we are required to meet certain financial covenants at each quarter end, namely Consolidated Net Total Leverage and Consolidated Net Interest Coverage Ratios. As of June 30, 2015, we were compliant with these covenants.
Capital Structure and Resources
Our stockholders’ equity amounted to $207.7 million as of June 30, 2015, an increase of $21.2 million compared to stockholders’ equity of $186.5 million as of March 31, 2015. The increase is primarily due to net income of $64.3 million in the three months ended June 30, 2015, and stock-based compensation expense of $6.3 million, partially offset by $19.1 million in recurring and special dividend payments and a $34.6 million increase in treasury stock resulting from the re-purchase of 1.2 million shares during the three months ended June 30, 2015.
Off-Balance Sheet Arrangements
As of June 30, 2015, we did not have any off-balance sheet arrangements.
Capital Expenditures
Since we do not own any of our facilities, our capital expenditure requirements primarily relate to the purchase of computers, business systems, furniture, and leasehold improvements to support our operations. Direct facility and equipment costs billed to clients are not treated as capital expenses. Our capital expenditures for the three months ended June 30, 2015 and 2014 were $13.1 million and $2.7 million, respectively, and the majority of such capital expenditures related to facilities infrastructure, equipment, and information technology. Expenditures for facilities infrastructure and equipment are generally incurred to support new and existing programs across our business. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure.
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
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the information disclosed in the Quantitative and Qualitative Disclosures about Market Risk section in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 filed with the Securities and Exchange Commission on May 21, 2015.
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
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of June 30, 2015 and March 31, 2015, there were no material amounts accrued in the condensed consolidated financial statements related to these proceedings.
Six former officers and stockholders who had departed the company prior to July 31, 2008, the date on which we became majority owned by The Carlyle Group and certain of its affiliated investment funds, as described in the Company’s Annual Report, or the Acquisition, have filed a total of nine suits in various jurisdictions, with original filing dates ranging from July 3, 2008 through December 15, 2009, against us and certain of our current and former directors and officers. Three of these suits were amended on July 2, 2010 and then further amended into one consolidated complaint on September 7, 2010. Another two of the original nine suits were consolidated into one complaint on September 24, 2014. Each of the suits arises out of the Acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the Acquisition. Some of the suits also allege that the Acquisition price paid to stockholders was insufficient. The various suits assert claims for breach of contract, tortious interference with contract, breach of fiduciary duty, civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations, violations of the Employee Retirement Income Security Act and/or securities and common law fraud. Three of these suits have been dismissed with all appeals exhausted. The two suits that were consolidated into one action on September 24, 2014 were settled on April 16, 2015. One of the remaining suits has been dismissed by the United States District Court for the Southern District of California and is on appeal before the United States Court of Appeals for the Ninth Circuit. The other three remaining suits that were previously consolidated on September 7, 2010 have been dismissed by the United States District Court for the Southern District of New York, but are still subject to appeal by the plaintiffs. The aggregate alleged damages sought in these four remaining suits is approximately $291.7 million (which is sought to be trebled pursuant to RICO), plus punitive damages, costs, and fees. Although the outcome of any of these cases is inherently uncertain and may be materially adverse, based on current information, we do not expect them to have a material adverse effect on our financial condition and results of operations.

Item 1A.	Risk Factors
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 filed with the Securities and Exchange Commission on May 21, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table shows the share repurchase activity for each of the three months in the quarter ended June 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 2015	—	—	—	$ 126,540,000
May 2015	—	—	—	$ 126,540,000
June 2015	1,200,000	$ 25.41	1,200,000	$ 96,023,452
Total	1,200,000		1,200,000

(1)
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

10.11†	Booz Allen Hamilton Holding Corporation Officers’ Retirement Plan (Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.12†	Officer’s Comprehensive Medical and Dental Choice Plans (Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.13†	Retired Officer’s Comprehensive Medical and Dental Choice Plans (Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.14†	Group Variable Universal Life Insurance (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report for the year ended March 31, 2015 on Form 10-K (File No. 001-34972))

10.15†	Group Personal Excess Liability Insurance (Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.16†	Annual Performance Bonus Program (Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

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

10.25†	Form of Employment Agreement (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report for the year ended March 31, 2014 on Form 10-K (File No. 001-34972))

10.26†
Form of Restricted Stock Agreement under the Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report for the year ended March 31, 2014 on Form 10-K (File No. 001-34972))

10.27†
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

10.29†	Form of Restricted Stock Unit Agreement under the Second Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation*

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)*

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)*

101
The following materials from Booz Allen Hamilton Holding Corporation’s Quarterly Report on Form 10-Q for the three months ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2015 and March 31, 2015; (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2015 and 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2015 and 2014; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2015 and 2014; and (v) Notes to Condensed Consolidated Financial Statements.

___________________________________

*	Filed electronically herewith.
† Management contract or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Booz Allen Hamilton Holding Corporation
Registrant

Date: July 29, 2015	By:	/s/ Kevin L. Cook
Kevin L. Cook Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)