Form 10-Q
period 2015-12-31
Booz Allen Hamilton Holding Corp
filed 2016-01-27
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
 ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of January 25, 2016
Class A Common Stock	148,788,170
Class B Non-Voting Common Stock	—
Class C Restricted Common Stock	—
Class E Special Voting Common Stock	—

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2015	March 31, 2015
	(Unaudited)
	(Amounts in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$167,104	$207,217
Accounts receivable, net of allowance	845,175	857,310
Prepaid expenses and other current assets	121,904	98,681
Total current assets	1,134,183	1,163,208
Property and equipment, net of accumulated depreciation	126,048	111,367
Intangible assets, net of accumulated amortization	223,026	219,382
Goodwill	1,361,550	1,304,231
Other long-term assets	121,701	79,305
Total assets	$2,966,508	$2,877,493
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$72,625	$57,063
Accounts payable and other accrued expenses	432,999	481,815
Accrued compensation and benefits	242,849	279,239
Other current liabilities	45,004	30,877
Total current liabilities	793,477	848,994
Long-term debt, net of current portion	1,514,576	1,569,272
Other long-term liabilities	277,698	272,729
Total liabilities	2,585,751	2,690,995
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock, Class A — $0.01 par value — authorized, 600,000,000 shares; issued, 153,137,421 shares at December 31, 2015 and 150,237,675 shares at March 31, 2015; outstanding, 148,777,465 shares at December 31, 2015 and 147,238,282 shares at March 31, 2015	1,531	1,502
Special voting common stock, Class E — $0.003 par value — authorized, 25,000,000 shares; issued and outstanding, 0 shares at December 31, 2015 and 1,851,589 shares at March 31, 2015	—	6
Treasury stock, at cost — 4,359,956 shares at December 31, 2015 and 2,999,393 shares at March 31, 2015	(106,893)	(72,293)
Additional paid-in capital	231,340	174,985
Retained earnings	275,356	104,457
Accumulated other comprehensive loss	(20,577)	(22,159)
Total stockholders’ equity	380,757	186,498
Total liabilities and stockholders’ equity	$2,966,508	$2,877,493
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
	(Amounts in thousands, except per share data)		(Amounts in thousands, except per share data)
Revenue	$1,307,663	$1,304,686	$3,981,421	$3,931,824
Operating costs and expenses:
Cost of revenue	630,189	641,541	1,899,376	1,928,967
Billable expenses	355,401	366,371	1,097,741	1,064,994
General and administrative expenses	200,809	176,327	597,611	524,368
Depreciation and amortization	16,148	15,191	46,617	47,233
Total operating costs and expenses	1,202,547	1,199,430	3,641,345	3,565,562
Operating income	105,116	105,256	340,076	366,262
Interest expense	(17,762)	(17,863)	(52,937)	(54,544)
Other, net	555	(777)	309	(1,080)
Income before income taxes	87,909	86,616	287,448	310,638
Income tax (benefit) expense	(20,146)	33,809	58,871	121,432
Net income	$108,055	$52,807	$228,577	$189,206
Earnings per common share (Note 3):
Basic	$0.72	$0.35	$1.54	$1.28
Diluted	$0.71	$0.35	$1.51	$1.24
Dividends declared per share	$0.13	$0.11	$0.39	$1.33

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
	(Amounts in thousands)		(Amounts in thousands)
Net income	$108,055	$52,807	$228,577	$189,206
Change in postretirement plan costs, net of tax	534	86	1,582	257
Comprehensive income	$108,589	$52,893	$230,159	$189,463

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended December 31,
	2015	2014
	(Amounts in thousands)
Cash flows from operating activities
Net income	$228,577	$189,206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,617	47,233
Stock-based compensation expense	17,809	19,954
Excess tax benefits from stock-based compensation	(30,055)	(48,452)
Amortization of debt issuance costs and loss on extinguishment	6,276	9,538
Losses on dispositions and impairments	61	1,396
Changes in assets and liabilities:
Accounts receivable	15,885	73,088
Prepaid expenses and other current assets	16,083	15,008
Other long-term assets	(54,925)	773
Accrued compensation and benefits	(6,936)	(31,390)
Accounts payable and other accrued expenses	(50,765)	(56,419)
Accrued interest	2,148	7,467
Other current liabilities	4,505	1,582
Other long-term liabilities	(14,283)	(926)
Net cash provided by operating activities	180,997	228,058
Cash flows from investing activities
Purchases of property and equipment	(45,829)	(17,466)
Cash paid for business acquisitions, net of cash acquired	(50,618)	(23,907)
Net cash used in investing activities	(96,447)	(41,373)
Cash flows from financing activities
Net proceeds from issuance of common stock	4,368	3,699
Stock option exercises	6,399	4,272
Excess tax benefits from stock-based compensation	30,055	48,452
Repurchases of common stock	(34,600)	(33,369)
Cash dividends paid	(57,678)	(195,924)
Dividend equivalents paid to option holders	(31,707)	(47,006)
Debt issuance costs	—	(8,610)
Repayment of debt	(189,500)	(219,188)
Proceeds from debt issuance	148,000	198,438
Net cash used in financing activities	(124,663)	(249,236)
Net decrease in cash and cash equivalents	(40,113)	(62,551)
Cash and cash equivalents––beginning of period	207,217	259,994
Cash and cash equivalents––end of period	$167,104	$197,443
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$40,396	$36,552
Income taxes	$113,422	$114,276
Supplemental disclosures of non-cash investing and financing activities
Assets acquired under capital lease	$6,800	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
December 31, 2015
1. BUSINESS OVERVIEW
Organization
Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or Holding or the Company, is an affiliate of The Carlyle Group, or Carlyle, and was incorporated in Delaware in May 2008. The Company provides management consulting, technology, and engineering services to the U.S. government in the defense, intelligence, and civil markets. Additionally, the Company provides its management and technology consulting services to major corporations, institutions, not-for-profit organizations, and international clients. The Company reports operating results and financial data in one operating segment. The Company is headquartered in McLean, Virginia, with approximately 22,600 employees as of December 31, 2015.
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
The interim financial information in this Quarterly Report reflects all adjustments, consisting of normal recurring adjustments except as otherwise disclosed, necessary for a fair presentation of the Company’s results of operations for the interim periods. The results of operations for the nine months ended December 31, 2015 are not necessarily indicative of results to be expected for the full fiscal year.
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
Other recent accounting pronouncements issued by the FASB during the nine months ended December 31, 2015 and through the filing date did not or are not believed by management to have a material impact on the Company's present or historical condensed consolidated financial statements.

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
The Company currently has outstanding shares of Class A Common Stock. On September 30, 2015, the Company purchased, at par value, all issued and outstanding shares of Class E special voting common stock in connection with the exercise of the final tranche of rollover options during the second quarter of fiscal 2016. Class E Special Voting Common Stock shares are not included in the calculation of EPS as these shares represent voting rights only and are not entitled to participate in dividends or other distributions. During fiscal 2015, the Company converted all issued and outstanding shares of Class B Non-Voting Common Stock and Class C Restricted Common Stock into shares of Class A Common Stock on a one-for-one basis. Unvested Class A Restricted Common Stock holders are entitled to participate in non-forfeitable dividends or other distributions. These unvested shares participated in the Company's dividends declared and were paid in the first, second, and third quarters of fiscal 2016 and 2015. As such, EPS is calculated using the two-class method whereby earnings are reduced by distributed earnings as well as any available undistributed earnings allocable to holders of unvested restricted shares. A reconciliation of the income used to compute basic and diluted EPS for the periods presented are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Earnings for basic computations (1)	$106,548	$52,010	$225,430	$186,275
Weighted-average Class A Common Stock outstanding	147,428,588	146,664,977	146,291,184	144,482,223
Weighted-average Class B Non-Voting Common Stock outstanding	—	—	—	293,071
Weighted-average Class C Restricted Common Stock outstanding	—	—	—	504,112
Total weighted-average common shares outstanding for basic computations	147,428,588	146,664,977	146,291,184	145,279,406
Earnings for diluted computations (1)	$106,568	$52,025	$225,481	$186,275
Dilutive stock options and restricted stock	2,472,337	4,014,108	3,210,274	4,960,430
Average number of common shares outstanding for diluted computations	149,900,925	150,679,085	149,501,458	150,239,836
Earnings per common share
Basic	$0.72	$0.35	$1.54	$1.28
Diluted	$0.71	$0.35	$1.51	$1.24
(1) During the three months ended December 31, 2015 and 2014, approximately 2.1 million and 2.2 million participating securities were paid dividends totaling $0.3 million and $0.3 million, respectively. During the nine months ended December 31, 2015 and 2014, approximately 2.1 million and 2.2 million participating securities were paid dividends totaling $0.7 million and $2.9 million, respectively. For the three and nine months ended December 31, 2015 there were undistributed earnings of $1.3 million and $2.4 million respectively, allocated to the participating class of securities in basic earnings per share, and $1.2 million and $2.3 million, respectively, to diluted earnings per share. For the three months ended December 31, 2014 there were undistributed earnings of $0.6 million allocated to the participating class of securities in basic earnings per share, and $0.5 million to diluted earnings per share. The allocated undistributed earnings and the dividends paid comprise the difference between net income presented on the condensed consolidated statements of operations and earnings for basic and diluted computations for the three and nine months ended December 31, 2015, and the three months ended December 31, 2014, while only the dividends paid comprise the difference in net income for the nine months ended December 31, 2014, as there were no undistributed earnings.
The EPS calculation for the three and nine months ended December 31, 2015 excludes 0.5 million and 0.6 million options, respectively, as their impact was anti-dilutive. The EPS calculation for the three and nine months ended December 31, 2014 excludes 0.1 million and 0.3 million options, respectively, as their impact was anti-dilutive.

4. GOODWILL
On October 31, 2015, the Company acquired the software services unit of SPARC, LLC, a Charleston, SC software development firm for a preliminary purchase price per the agreement of $53 million, subject to finalizing the working capital adjustments. Pursuant to the terms of the agreement, the acquisition was accounted for using the purchase method of accounting which requires the total purchase price consideration to be allocated to the assets acquired and liabilities assumed based on estimates of their estimated fair values. The excess of purchase consideration over the amounts assigned to tangible and intangible assets acquired and liabilities assumed, based on the preliminary purchase price allocation of $35.1 million, was recognized as goodwill. As part of the acquisition the Company also acquired a capital lease. The lease is valued at $6.8 million and is included within other current liabilities on the condensed consolidated balance sheet.
As of December 31, 2015 and March 31, 2015, goodwill was $1,361.6 million and $1,304.2 million, respectively. The increase in the carrying amount of goodwill is primarily attributable to the preliminary purchase price allocation associated with the acquisition of the software services unit of SPARC, LLC. In addition, during the third quarter, the Company released $50.9 million of uncertain tax positions associated with the acquisition of the Company by the Carlyle Group in July 2008, or the Acquisition. Of the $50.9 million, $21.4 million were tax related indemnification assets that offset the deferred payment obligation, with a corresponding adjustment to goodwill. See Note 8 and Note 10 for further information.

5. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consisted of the following:

	December 31, 2015	March 31, 2015
Current
Accounts receivable–billed	$352,172	$318,464
Accounts receivable–unbilled	493,163	539,203
Allowance for doubtful accounts	(160)	(357)
Accounts receivable, net	845,175	857,310
Long-term
Unbilled receivables	41,484	18,496
Total accounts receivable, net	$886,659	$875,806

Unbilled amounts represent sales for which billings have not been presented to customers at quarter-end or year-end. These amounts are usually billed and collected within one year. Long-term unbilled receivables not anticipated to be billed and collected within one year, and are primarily related to retainage, holdbacks, and long-term rate settlements to be billed at contract closeout, are included in other long-term assets as accounts receivable in the accompanying condensed consolidated balance sheets. The Company recognized a provision (benefit) for doubtful accounts (including certain unbilled reserves) of $1.1 million and $(0.01) million for the three months ended December 31, 2015 and 2014, respectively, and $0.3 million and $(1.0) million for the nine months ended December 31, 2015 and 2014, respectively. The Company does not have material exposure to accounts receivable credit risk, because the Company's accounts receivable are primarily with the U.S. Government and its agencies.

6. ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES
Accounts payable and other accrued expenses consisted of the following:

	December 31, 2015	March 31, 2015
Vendor payables	$188,191	$215,995
Accrued expenses	244,808	265,820
Total accounts payable and other accrued expenses	$432,999	$481,815
Accrued expenses consisted primarily of the Company’s reserve related to potential cost disallowance in conjunction with government audits. Refer to Note 18 for further discussion of this reserve.

7. ACCRUED COMPENSATION AND BENEFITS
Accrued compensation and benefits consisted of the following:

	December 31, 2015	March 31, 2015
Bonus	$56,330	$82,237
Retirement	62,136	29,285
Vacation	97,826	115,657
Stock-based compensation liability (Note 15)	2,278	31,732
Other	24,279	20,328
Total accrued compensation and benefits	$242,849	$279,239
As of December 31, 2015 and March 31, 2015, the Company recorded a stock-based compensation liability of $2.3 million and $31.7 million, respectively, expected to be paid within one year, related to special dividends paid in July and December 2009, June and August 2012, November 2013, and February and August 2014. Rollover options vested and not yet exercised that would have had an exercise price below zero as a result of the dividends were reduced to one cent, with the remaining reduction to be paid in cash upon exercise of the options. Payments of the special dividends to the Company's Second Amended and Restated Equity Incentive Plan, or EIP, option holders are linked to vesting. Refer to Note 15 for further discussion of the special dividends.

8. DEFERRED PAYMENT OBLIGATION
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
The remaining $80.0 million is available to indemnify the Company for certain pre-acquisition tax contingencies, related interest and penalties, and other matters pursuant to the Merger Agreement. Any amounts remaining after the settlement of claims will be paid out to the selling shareholders. During the quarter ended December 31, 2015, the Company effectively settled approximately $50.9 million of its pre-acquisition uncertain tax positions, thereby relieving an amount of approximately $21.4 million that was previously indemnified under the DPO. As of December 31, 2015, there were no estimated indemnified amounts recorded against the DPO.
A reconciliation of the principal balance of the DPO to the amount recorded in the condensed consolidated balance sheets for the periods presented are as follows:

	December 31, 2015	March 31, 2015
Deferred payment obligation	$80,000	$80,000
Indemnified pre-acquisition uncertain tax positions	(21,407)	(20,586)
Release of indemnified pre-acquisition uncertain tax positions	21,407	—
Accrued interest	3,326	1,304
Amount recorded in the consolidated balance sheets	$83,326	$60,718

9. DEBT
Debt consisted of the following:

	December 31, 2015		March 31, 2015
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Term Loan A	2.82%	$755,145	2.68%	$796,024
Term Loan B	3.75%	832,056	3.75%	830,311
Total		1,587,201		1,626,335
Less: Current portion of long-term debt		(72,625)		(57,063)
Long-term debt, net of current portion		$1,514,576		$1,569,272

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
The Company occasionally borrows under the revolving credit facility in anticipation of cash demands. On October 29, 2015 the Company's wholly-owned subsidiary Booz Allen Hamilton Inc. accessed $93.0 million of its $500.0 million revolving credit facility to support month-end transactions and the acquisition of the software services unit of SPARC, LLC. On November 4, 2015, the Company repaid the $40.0 million borrowed from the revolving credit facility. On November 25, 2015 Booz Allen Hamilton Inc. accessed an additional $30 million from the revolving credit facility to support month-end transactions. The Company repaid $53 million on November 30, 2015 and the remaining $30 million balance on December 4, 2015.
The Credit Agreement, as amended, requires quarterly principal payments of 1.25% of the stated principal amount of Term Loan A, with annual incremental increases to 1.875%, 2.50%, 3.125%, and 13.0%, prior to Term Loan A's maturity date of May 31, 2019. As a result of paying approximately $168.4 million of Term Loan B principal in connection with the Second Amendment, no additional principal payments are required until the remaining balance is due on Term Loan B's maturity date of July 31, 2019. The revolving credit facility matures on May 31, 2019, at which time any outstanding principal balance is due in full. As of December 31, 2015 and March 31, 2015, there were no amounts outstanding on the revolving credit facility.
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
The total outstanding debt balance is recorded in the accompanying condensed consolidated balance sheets, net of unamortized discount of $11.4 million and $13.7 million as of December 31, 2015 and March 31, 2015, respectively. As of December 31, 2015 and March 31, 2015, the Company was in compliance with all of the Credit Agreement's debt covenants.

10. INCOME TAXES
The Company’s effective income tax rate was (22.9)% and 39.0% for the three months ended December 31, 2015 and 2014, respectively, and 20.5% and 39.1% for the nine months ended December 31, 2015 and 2014, respectively. The decrease in the effective tax rate for the three and nine months ended December 31, 2015 as compared to the same period last year is primarily due to the reduction in income tax reserves for uncertain tax positions as a result of expiring statute of limitations. Based on management's conclusion that the uncertain tax positions related to the statute lapse were effectively settled, $50.9 million of tax reserves associated with pre-acquisition uncertain tax positions, which includes $3.2 million of interest and penalties that were incurred by the Company subsequent to the Acquisition, were released, which reduced the income tax provision for the three and nine months ended December 31, 2015. The three and nine months effective tax rates of (22.9)% and 20.5% differ from the statutory rate of 35.0% primarily due to the release of tax reserves, offset by the state income taxes and the effect of permanent rate differences, which primarily relate to meals and entertainment.

The Company is also subject to taxes imposed by various taxing authorities including state and foreign jurisdictions. Tax years related to state and foreign jurisdictions that remain open and subject to examination are not considered to be material. Additionally, due to statute of limitations expirations and potential audit settlements, it is reasonably possible that a portion of the remaining reserves recorded on previously recognized tax benefits may be effectively settled by March 31, 2016.

11. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	December 31, 2015	March 31, 2015
Income tax reserve	$8,011	$58,444
Deferred rent	63,989	34,732
Deferred payment obligation	80,000	59,414
Postretirement benefit obligations	117,379	111,624
Other (1)	8,319	8,515
Total other long-term liabilities	$277,698	$272,729
(1) Balance at December 31, 2015 and March 31, 2015 includes a contingent earnout liability of $4.5 million related to business acquisitions. Refer to Note 16 for further discussion.

12. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company sponsors the Employees’ Capital Accumulation Plan, or ECAP, which is a qualified defined contribution plan that covers eligible U.S. and international employees. ECAP provides for distributions, subject to certain vesting provisions, to participants by reason of retirement, death, disability, or termination of employment. Effective April 1, 2014 the Company transitioned from a discretionary employer contribution to an annual matching contribution of up to 6% of eligible annual income as determined by the Internal Revenue Code for the ECAP. Total expense recognized under ECAP was $27.0 million and $26.2 million for the three months ended December 31, 2015 and 2014, respectively, and $81.4 million and $81.4 million for the nine months ended December 31, 2015 and 2014, respectively. The Company-paid contributions were $14.6 million and $14.9 million for the three months ended December 31, 2015 and 2014, respectively, and $46.6 million and $53.1 million for the nine months ended December 31, 2015 and 2014, respectively.
Defined Benefit Plan and Other Postretirement Benefit Plans
The Company maintains and administers a postretirement medical plan and a defined benefit retirement plan for current, retired, and resigned officers.
The components of net postretirement medical expense for the Officer Medical Plan were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Service cost	$1,426	$1,022	$4,277	$3,064
Interest cost	1,126	892	3,379	2,676
Net actuarial loss	884	145	2,652	436
Total postretirement medical expense	$3,436	$2,059	$10,308	$6,176
As of December 31, 2015 and March 31, 2015, the unfunded status of the post-retirement medical plan was $112.7 million and $107.3 million, respectively, which is included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

13. ACCUMULATED OTHER COMPREHENSIVE LOSS
All amounts recorded in other comprehensive loss are related to the Company's post-retirement plan. The following table represents a rollforward of amounts recognized in accumulated other comprehensive loss, net of tax:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Beginning of period	$(21,111)	$(6,465)	$(22,159)	$(6,636)
Amounts reclassified from accumulated other comprehensive loss	534	86	1,582	257
Net current-period other comprehensive loss	534	86	1,582	257
End of period	$(20,577)	$(6,379)	$(20,577)	$(6,379)

The following table presents the reclassifications out of accumulated other comprehensive loss to net income:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Amortization of net actuarial loss included in net periodic benefit cost (See Note 12)
Total before tax	$884	$144	$2,652	$432
Tax benefit	(350)	(58)	(1,070)	(175)
Net of tax	$534	$86	$1,582	$257

14. STOCKHOLDERS’ EQUITY
Common Stock
The common stock shares activity consisted of the following:

	Class A Common Stock	Class B Non-Voting Common Stock	Class C Restricted Common Stock	Class E Special Voting Common Stock	Treasury Stock
Balance at March 31, 2014	143,962,073	582,080	935,871	4,424,814	609,625
Issuance of common stock	1,365,008	—	—	—	—
Stock options exercised	3,392,643	—	—	(2,573,225)	—
Share exchange (1)	1,517,951	(582,080)	(935,871)	—	—
Repurchase of common stock (2)	—	—	—	—	2,389,768
Balance at March 31, 2015	150,237,675	—	—	1,851,589	2,999,393
Issuance of common stock	365,986	—	—	—	—
Stock options exercised (3)	2,533,760	—	—	(1,851,589)	—
Repurchase of common stock (4)	—	—	—	—	1,360,563
Balance at December 31, 2015	153,137,421	—	—	—	4,359,956

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

(4)
During the first quarter of fiscal 2016, the Company purchased 1.2 million shares of the Company’s Class A Common Stock in a series of open market transactions for $30.5 million. Additionally, the Company repurchased shares on June 30, 2015 to cover the minimum statutory withholding taxes on restricted stock awards and restricted stock units that vested on June 30, 2015, and repurchased shares to cover the minimum statutory withholding taxes on accelerated restricted stock vesting for departing officers.

For the quarterly offering period that closed on December 31, 2015, 51,157 Class A Common Stock shares were purchased by employees under the Company's Employee Stock Purchase Plan, or ESPP. Since the program's inception, 1,677,359 shares have been purchased by employees.

15. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense recognized in the condensed consolidated statements of operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Cost of revenue	$954	$2,303	$3,237	$6,601
General and administrative expenses	5,334	4,764	14,572	13,353
Total	$6,288	$7,067	$17,809	$19,954

The following table summarizes the total stock-based compensation expense recognized in the condensed consolidated statements of operations by the following types of equity awards:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Equity Incentive Plan Options	$792	$1,241	$2,035	$4,022
Class A Restricted Common Stock	5,496	5,826	15,774	15,932
Total	$6,288	$7,067	$17,809	$19,954

As of December 31, 2015, there was $25.3 million of total unrecognized compensation cost related to unvested stock-based compensation agreements. The unrecognized compensation cost as of December 31, 2015 is expected to be fully amortized over the next 4.25 years. Absent the effect of accelerating stock compensation cost for any departures of employees who may continue to vest in their equity awards, the following table summarizes the unrecognized compensation cost and the weighted average period the cost is expected to be amortized.

	December 31, 2015
	Unrecognized Compensation Cost	Weighted Average Remaining Period to be Recognized (in years)
Equity Incentive Plan Options	$4,300	3.41
Class A Restricted Common Stock	20,951	2.20
Total	$25,251
Equity Incentive Plan
As of December 31, 2015, there were 5,953,555 EIP options outstanding, of which 1,733,945 were unvested.
Grants of Restricted Stock Units and Class A Restricted Common Stock
On October 28, 2015, the Board of Directors granted 2,808 shares of Class A Restricted Common Stock to a new member of the Board of Directors. The aggregate value was estimated at $0.1 million based on the stock price of $30.30 on the grant date.
On October 28, 2015, the Board of Directors granted 5,775 Restricted Stock Units to certain newly hired employees. The aggregate value was estimated at $0.2 million based on the stock price of $30.30 on the grant date.
On December 15, 2015, the Board of Directors granted 35,590 Restricted Stock Units to certain newly hired and current officers. The aggregate value was estimated at $1.0 million based on the stock price of $29.50 on the grant date.
Special Dividends
The Compensation Committee, acting as the Administrator of the Officers' Rollover Stock Plan and the EIP have discretion in how to effect the required adjustment to keep option holders whole in the event of a distribution of dividends that trigger certain anti-dilution clauses within the respective plans. In the event the Board of Directors elects to grant option holders a cash payment equal to the amount of the special dividend, the Company accrues a stock-based compensation liability as the EIP options are scheduled to be vested. Rollover Options are fully vested; therefore the liability associated with these options was fully recorded on the condensed consolidated balance sheet. As of December 31, 2015, the rollover options were fully exercised and the liability was fully settled.
Total compensation expense recorded in conjunction with the payment of the dividend equivalents to EIP option holders for the three and nine months ended December 31, 2015 was $0.1 million and $0.2 million, respectively, as compared to $0.1 million and $0.9 million recorded for the three and nine months ended December 31, 2014, respectively. Future compensation expense related to the payment of the dividend equivalents to EIP option holders not yet recognized in the statement of operations is $0.2 million and is expected to be recognized over 1.5 years.
As of December 31, 2015 and March 31, 2015, the Company calculated a total recorded and unrecorded stock-based compensation liability of $3.9 million and $35.8 million, respectively, related to the special dividends paid in July and December 2009, June and August 2012, November 2013 and February and August 2014, as follows:

	December 31, 2015			March 31, 2015
	EIP Options	Rollover Options	Total	EIP Options	Rollover Options	Total
Current liability (1)	$2,278	$—	$2,278	$3,697	$28,035	$31,732
(1)     Included in accrued compensation and benefits (Note 6).
As of December 31, 2015, $1.6 million related to EIP options will be recorded as liabilities as the options vest over the next 3.25 years. As of March 31, 2015, there was an unrecorded liability of $4.1 million related to EIP options.

16. FAIR VALUE MEASUREMENTS
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

A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The financial instruments measured at fair value in the accompanying consolidated balance sheets consist of the following:

	Recurring Fair Value Measurements as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and cash equivalents	$32,329	$—	$—	$32,329
Money market funds (1)	—	134,775	—	134,775
Total cash and cash equivalents	$32,329	$134,775	$—	$167,104
Liabilities:
Contingent earnout liability (2)	—	—	4,500	4,500
Total liabilities	$—	$—	$4,500	$4,500
The following table set forth by levels represents the Company's fair value measurements as of March 31, 2015.

	Recurring Fair Value Measurements as of March 31, 2015
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and cash equivalents	$48,942	$—	$—	$48,942
Money market funds (1)	—	158,275	—	158,275
Total cash and cash equivalents	$48,942	$158,275	$—	$207,217
Liabilities:
Contingent earnout liability (2)	—	—	4,500	4,500
Total liabilities	$—	$—	$4,500	$4,500
(1)  Level two cash and cash equivalents are invested in money market funds that are intended to maintain a stable net asset value of $1.00 per share by investing in liquid, high quality U.S. dollar-denominated money market instruments. Depending on our short-term liquidity needs, we make regular transfers between money market funds and other cash equivalents.
(2) On October 9, 2014, the Company entered into a contingent consideration arrangement in connection with a business acquisition. Under the arrangement, the Company agreed to pay up to a maximum of $9 million in cash to the seller if certain financial performance thresholds are achieved in calendar years 2016 and 2017. The fair value of the contingent consideration liability as of March 31, 2015 and December 31, 2015 was $4.5 million and is a Level 3 fair value measurement recorded within other long-term liabilities. It was valued using a Monte Carlo simulation and the key input besides projected cash flows was volatility, estimated as 30% based on the asset volatility of comparable publicly-traded companies. An increase (decrease) in volatility in isolation would result in a lower (higher) fair value measurement. Since the initial recording of this liability as a part of the purchase accounting, there have been no subsequent changes in fair value recorded to-date. Any future changes in the fair value of this contingent consideration liability will be recognized in earnings during the applicable period.
The fair value of the Company's debt instruments approximates its carrying value at December 31, 2015 and March 31, 2015. The fair value of debt is determined based on interest rates available for debt with terms and maturities similar to the Company's existing debt arrangements (Level 2 inputs).
The following table presents a summary of changes in the fair value of the Company's contingent earnout liability categorized as Level 3 for the fiscal year ended December 31, 2015:

Contingent Earnout Liability
Balance at March 31, 2015	$4,500
Issuances	—
Balance at December 31, 2015	$4,500

17. RELATED-PARTY TRANSACTIONS
The Carlyle Group is the largest shareholder of the Company. From time to time, and in the ordinary course of business: (1) other Carlyle portfolio companies engage the Company as a subcontractor or service provider, and (2) the Company engages other Carlyle portfolio companies as subcontractors or service providers. Revenue and cost associated with these related parties for the three months ended December 31, 2015 were $36,000 and $29,000, respectively, and $140,000 and $110,000 for the nine months ended December 31, 2015, respectively. Revenue and cost associated with these related parties for the three months ended December 31, 2014 were $312,000 and $233,000, respectively, and $961,000 and $719,000 for the nine months ended December 31, 2014, respectively.
In addition, investment vehicles affiliated with The Carlyle Group participated in a lender syndicate in the Company’s outstanding debt in the amount of $41.4 million and $47.0 million at December 31, 2015 and March 31, 2015, respectively. The participation by such investment vehicles in the syndication of the Company's debt was done on an arm’s length basis.
On July 31, 2008, the Company entered into a management agreement, or Management Agreement, with TC Group V US, L.L.C., or TC Group, a company affiliated with Carlyle. On June 7, 2012, TC Group assigned all of its right, title and interest in, and obligations under, the management agreement to Carlyle Investment Management L.L.C., or Carlyle Investment Management. In accordance with the Management Agreement, Carlyle Investment Management provides the Company with advisory, consulting, and other services and the Company pays Carlyle Investment Management an aggregate annual fee of $1.0 million, plus expenses. For the three months ended December 31, 2015 and 2014, the Company incurred $250,000 in advisory fees in each period. For the nine months ended December 31, 2015 and 2014, the Company incurred $750,000 in advisory fees in each period.

18. COMMITMENTS AND CONTINGENCIES
Leases
As a result of the Acquisition, the Company assigned a total of nine leases to Booz & Co, which has subsequently changed its name to Strategy&. The Company remains liable for one lease, which expires in March 2017, for a facility located in London under the terms of the original lease should Strategy& default on its obligations. All other leases assigned to Strategy& have expired. There were no events of default under these leases as of December 31, 2015 or March 31, 2015. The maximum potential amount of undiscounted future payments is $5.5 million. Based on the Company’s assessment of the likelihood of future payment, no amounts have been recorded related to the Company’s contingent liability on such leases.
Letters of Credit and Third-Party Guarantees
As of December 31, 2015 and March 31, 2015, the Company was contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that totaled $5.5 million and $5.3 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At December 31, 2015 and March 31, 2015, approximately $1.8 million and $5.2 million of these instruments reduce the available borrowings under the revolving credit facility. The remainder are guaranteed under a separate $5.0 million facility established in fiscal 2015 of which $1.3 million and $4.9 million, respectively, was available to the Company at December 31, 2015 and March 31, 2015.
Government Contracting Matters
For the three and nine months ended December 31, 2015 approximately 97%, and for the three and nine months ended December 31, 2014 approximately 97% and 98% respectively, of the Company’s revenue was generated from contracts where the end client was an agency or department of the U.S. government, including contracts where Booz Allen performed in either a prime or subcontract position, and regardless of the geographic location in which the work was performed. Contracts with the U.S. government are subject to extensive legal and regulatory requirements and, from time to time and in the ordinary course of business, agencies of the U.S. government investigate whether the Company’s operations are conducted in accordance with these requirements and the terms of the relevant contracts by using investigative techniques such as subpoenas or civil investigative demands. U.S. government investigations of the Company, whether related to the Company’s U.S. government contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including repayments, fines, or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting. Management believes it has recorded the appropriate provision for any losses that may be experienced from any investigation of which it is aware. The Defense Contract Management Agency Administrative Contracting Officer has negotiated annual final indirect cost rates through fiscal year 2008. Audits of subsequent years may result in cost reductions and/or penalties. Management believes it has recorded the appropriate provision for the estimated losses that may be experienced from any such reductions and/or penalties. As of December 31, 2015 and March 31, 2015, the Company has recorded a liability of approximately $208.0 million and $205.3 million, respectively, for its current best estimate of amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs incurred subsequent to fiscal year 2008.
Litigation
The Company is involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, management does not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on the Company’s financial condition and results of operations. As of December 31, 2015, there are no material amounts accrued in the condensed consolidated financial statements related to these proceedings.
Six former officers and stockholders who had departed the company prior to July 31, 2008, the date on which we became majority owned by Carlyle and certain of its affiliated investment funds, as described in the Company’s Annual Report, or the Acquisition, have filed a total of nine suits in various jurisdictions, with original filing dates ranging from July 3, 2008 through December 15, 2009, against the Company and certain of the Company’s current and former directors and officers. Three of these suits were amended on July 2, 2010 and then further amended into one consolidated complaint on September 7, 2010. Another two of the original nine suits were consolidated into one complaint on September 24, 2014. Each of the suits arises out of the Acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the Acquisition. Some of the suits also allege that the Acquisition price paid to stockholders was insufficient. The various suits assert claims for breach of contract, tortious interference with contract, breach of fiduciary duty, civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations, violations of the Employee Retirement Income Security Act, and/or securities and common law fraud. Three of these suits have been dismissed with all appeals exhausted. The two suits that were consolidated into one action on September 24, 2014 were settled on April 16, 2015. One of the remaining suits has been dismissed by the United States District Court for the Southern District of California and is on appeal before the United States Court of Appeals for the Ninth Circuit. The other three remaining suits that were previously consolidated on September 7, 2010 have been dismissed by the United States District Court for the Southern District of New York and have been appealed by the plaintiffs. As of December 31, 2015 and March 31, 2015, the aggregate alleged damages sought in these four remaining suits was approximately $291.7 million (which is sought to be trebled pursuant to RICO) plus punitive damages, costs, and fees.
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

Overview
We are a leading provider of management consulting, technology, and engineering services to the U.S. government in the defense, intelligence, and civil markets. Additionally, we provide management and technology consulting services to major corporations, institutions, not-for-profit organizations, and international clients. We are a well-known, trusted and long-term partner to our clients, who seek our expertise and objective advice to address their most important and complex problems. Leveraging our 100-year consulting heritage and a talent base of approximately 22,600 people, we deploy our deep domain knowledge, functional and technical expertise, expanding set of capabilities, and experience of innovative client service to help our clients achieve their objectives. We have a collaborative culture, supported by our operating model, which helps our professionals identify and respond to emerging trends across the markets we serve and deliver enduring results for our clients. Today, we serve substantially all of the cabinet-level departments of the U.S. government, clients in selected commercial markets, and international clients. Major government clients include the Department of Defense, all branches of the U.S. military, the U.S. Intelligence Community, and civil agencies such as the Department of Homeland Security, the Department of Health and Human Services, and the Department of the Treasury. We support these clients in addressing complex and pressing challenges such as combating global terrorism, improving cyber capabilities, transforming the healthcare system, improving efficiency and managing change within the government. In the commercial sector, we serve U.S. clients primarily in the financial services, healthcare, energy, retail, and automotive markets. Our international clients are primarily in the Middle East and south-east Asia.

Financial and Other Highlights
During the third quarter of fiscal 2016, the Company made further progress on its long term growth strategy by continuing to invest in key capabilities and markets while also increasing spending on bid and proposal activity to address a strong pipeline of opportunities. Total headcount also grew by approximately 275 employees as compared to the prior year period.
Revenue was relatively flat at a 0.2% increase from the three months ended December 31, 2014 to the three months ended December 31, 2015 and increased 1.3% from the nine months ended December 31, 2014 to the nine months ended December 31, 2015. Confidence in the government contracting environment led the Company to increase indirect spending over the prior year period which also had the effect of increasing revenue on cost reimbursable contracts. For the nine months ended December 31, 2015, there was an increase in billable expenses of $32.7 million due to an increase in our use of subcontractors and other direct expenses incurred to perform on contracts. Billable expenses declined over the quarter to date period.
Operating income also remained relatively flat at a 0.1% decrease to $105.1 million in the three months ended December 31, 2015 from $105.3 million in the three months ended December 31, 2014, which reflects a 10 basis point decrease in operating margin to 8.0% from 8.1% in the comparable period. Operating income decreased 7.1% to $340.1 million in the nine months ended December 31, 2015 from $366.3 million in the nine months ended December 31, 2014, which reflects a 78 basis point decrease in operating margin to 8.5% from 9.3% in the comparable period. The decrease in operating income was primarily attributable to the increase in indirect spending as discussed above. The increased spending was primarily the result of increased bid and proposal, marketing, recruiting, and administrative activities to address a strong pipeline of opportunities, and meet strong demand.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands, except share and per share data)	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Adjusted Operating Income
Operating Income	$105,116	$105,256	$340,076	$366,262
Amortization of intangible assets (a)	1,056	1,057	3,169	3,169
Transaction expenses (b)	—	—	—	2,039
Adjusted Operating Income	$106,172	$106,313	$343,245	$371,470
EBITDA & Adjusted EBITDA
Net income	$108,055	$52,807	$228,577	$189,206
Income tax (benefit) expense	(20,146)	33,809	58,871	121,432
Interest and other, net	17,207	18,640	52,628	55,624
Depreciation and amortization	16,148	15,191	46,617	47,233
EBITDA	121,264	120,447	386,693	413,495
Transaction expenses (b)	—	—	—	2,039
Adjusted EBITDA	$121,264	$120,447	$386,693	$415,534
Adjusted Net Income
Net income	$108,055	$52,807	$228,577	$189,206
Amortization of intangible assets (a)	1,056	1,057	3,169	3,169
Transaction expenses (b)	—	—	—	2,039
Release of income tax reserves (c)	(47,667)	—	(47,667)	—
Amortization or write-off of debt issuance costs and write-off of original issue discount	1,307	1,306	3,910	5,267
Adjustments for tax effect (d)	(945)	(945)	(2,832)	(4,190)
Adjusted Net Income	$61,806	$54,225	$185,157	$195,491
Adjusted Diluted Earnings Per Share
Weighted-average number of diluted shares outstanding	149,900,925	150,679,085	149,501,458	150,239,836
Adjusted Net Income Per Diluted Share (e)	$0.41	$0.36	$1.24	$1.30
Free Cash Flow
Net cash provided by operating activities	$92,310	$27,529	$180,997	$228,058
Less: Purchases of property and equipment	(16,267)	(8,535)	(45,829)	(17,466)
Free Cash Flow	$76,043	$18,994	$135,168	$210,592

(a)	Reflects amortization of intangible assets resulting from the Acquisition of our Company by The Carlyle Group.

(b)	Reflects debt refinancing costs incurred in connection with the refinancing transaction consummated on May 7, 2014.

(c)	Release of pre-acquisition income tax reserves assumed by the Company in connection with the Acquisition of our Company by The Carlyle Group.

(d)	Reflects tax effect of adjustments at an assumed marginal tax rate of 40%.

(e)
Excludes an adjustment of approximately $1.5 million and $3.0 million of net earnings for the three and nine months ended December 31, 2015, respectively, and excludes an adjustment of approximately $0.8 million and $2.9 million of net earnings for the three and nine months ended December 31, 2014, respectively, associated with the application of the two-class method for computing diluted earnings per share.

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

•
uncertainty around the timing, extent, nature and effect of Congressional and other U.S. government actions to address budgetary constraints, caps on the discretionary budget for defense non-defense departments and agencies, as established by the Bipartisan Budget Control Act 2011 and subsequently adjusted by the American Tax Payer Relief Act of 2012, the Bipartisan Budget Act of 2013 and the Bipartisan Budget Act of 2015, and the ability of Congress to determine how to allocate the available budget authority and pass appropriations bills to fund both U.S. government departments and agencies that are, and those that are not, subject to the caps;

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

Sources of Revenue
Substantially all of our revenue is derived from services provided under contracts and task orders with the U.S. government, primarily by our consulting staff and, to a lesser extent, our subcontractors. Funding for our contracts and task orders is generally linked to trends in budgets and spending across various U.S. government agencies and departments. We provide services under a large portfolio of contracts and contract vehicles to a broad client base, and we believe that our diversified contract and client base lessens potential volatility in our business; however, a reduction in the amount of services that we are contracted to provide to the U.S. government or any of our significant U.S. government clients could have a material adverse effect on our business and results of operations. In particular, the Department of Defense is one of our significant clients, and the Budget Control Act of 2011 (as amended by the American Taxpayer Relief Act of 2012 and the Bipartisan Budget Act of 2013 and the Bipartisan Budget Act of 2015), provides for automatic spending cuts totaling approximately $1.2 trillion between 2013 and 2021, and requires an estimated $500 billion in federal defense spending cuts over this time period. The Bipartisan Budget Act of 2015 raised existing spending caps on defense spending by $25 billion and $15 billion for government fiscal years 2016 and 2017, respectively, but did not address spending caps beyond fiscal 2017. A reduction in the amount of services that we are contracted to provide to the Department of Defense could have a material adverse effect on our business and results of operations, and given the uncertainty of when and how these automatic reductions may be applied, we are unable to predict the nature or magnitude of the potential adverse effect.
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
The table below presents the percentage of total revenue for each type of contract:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Cost-reimbursable (1)	49%	53%	51%	55%
Time-and-materials	27%	25%	26%	26%
Fixed-price (2)	24%	22%	23%	19%

(1)	Includes both cost-plus-fixed-fee and cost-plus-award-fee contracts.

(2)	Includes fixed-price level of effort contracts.
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
Our People
Revenue from our contracts is derived from services delivered by consulting staff and, to a lesser extent, from our subcontractors. Our ability to hire, retain, and deploy talent with skills appropriately aligned with client needs is critical to our ability to grow our revenue. We continuously evaluate whether our talent base is properly sized and appropriately compensated, and contains an optimal mix of skills to be cost competitive and meet the rapidly evolving needs of our clients. We seek to achieve that result through recruitment and management of capacity and compensation. As of December 31, 2015 and 2014, we employed approximately 22,600 and 22,300 people, respectively, of which approximately 20,300 and 20,300, respectively, were consulting staff.

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
The following table summarizes the value of our contract backlog at the respective dates presented:

	As of December 31,
	2015	2014
	(In millions)
Backlog:
Funded	$2,693	$2,672
Unfunded (1)	2,825	2,673
Priced options	6,556	4,714
Total backlog	$12,074	$10,059

(1)
Amount as of December 31, 2014 reflects a reduction by management to the revenue value of orders for services under one then existing single award ID/IQ contract the Company has had for several years, based on an established pattern of funding under this contract by the U.S. government.

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
We view growth in total backlog and consulting staff headcount as the two key measures of our potential business growth. Growing and deploying consulting staff is the primary means by which we are able to achieve profitable revenue growth. To the extent that we are able to hire additional consulting staff and deploy them against funded backlog, we generally recognize increased revenue. Total backlog increased by 20.0% from December 31, 2014 to December 31, 2015. Additions to funded backlog during the twelve months ended December 31, 2015 totaled $5.3 billion in comparison to $5.5 billion for the comparable period, as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options. We report internally on our backlog on a monthly basis and review backlog upon occurrence of certain events to determine if any adjustments are necessary.
We cannot predict with any certainty the portion of our backlog that we expect to recognize as revenue in any future period and we cannot guarantee that we will recognize any revenue from our backlog. The primary risks that could affect our ability to recognize such revenue on a timely basis or at all are: program schedule changes, contract modifications, and our ability to assimilate and deploy new consulting staff against funded backlog; cost cutting initiatives and other efforts to reduce U.S. government spending, which could reduce or delay funding for orders for services; and delayed funding of our contracts due to delays in the completion of the U.S. government's budgeting process and the use of continuing resolutions by the U.S. government to fund its operations. Funded backlog includes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the funded backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a pre-determined expiration date such as the end of the U.S. government's fiscal year. The revenue value of orders included in funded backlog that has not been recognized as revenue due to period of performance expirations has not exceeded approximately 7.7% of funded backlog as of the end of any of the four fiscal quarters preceding the fiscal quarter ended

December 31, 2015. In our recent experience, none of the following additional risks have had a material negative effect on our ability to realize revenue from our funded backlog: the unilateral right of the U.S. government to cancel multi-year contracts and related orders or to terminate existing contracts for convenience or default; in the case of unfunded backlog, the potential that funding will not be made available; and, in the case of priced options, the risk that our clients will not exercise their options.
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
Other recent accounting pronouncements issued by the FASB during the nine months ended December 31, 2015 and through the filing date did not or are not believed by management to have a material impact on the Company's present or historical condensed consolidated financial statements.

Results of Operations
The following table sets forth items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended December 31,		Percent	Nine Months Ended December 31,		Percent
	2015	2014	Change	2015	2014	Change
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
	(In thousands)			(In thousands)
Revenue	$1,307,663	$1,304,686	0.2%	$3,981,421	$3,931,824	1.3%
Operating costs and expenses:
Cost of revenue	630,189	641,541	(1.8)%	1,899,376	1,928,967	(1.5)%
Billable expenses	355,401	366,371	(3.0)%	1,097,741	1,064,994	3.1%
General and administrative expenses	200,809	176,327	13.9%	597,611	524,368	14.0%
Depreciation and amortization	16,148	15,191	6.3%	46,617	47,233	(1.3)%
Total operating costs and expenses	1,202,547	1,199,430	0.3%	3,641,345	3,565,562	2.1%
Operating income	105,116	105,256	(0.1)%	340,076	366,262	(7.1)%
Interest expense	(17,762)	(17,863)	(0.6)%	(52,937)	(54,544)	(2.9)%
Other, net	555	(777)	(171.4)%	309	(1,080)	(128.6)%
Income before income taxes	87,909	86,616	1.5%	287,448	310,638	(7.5)%
Income tax expense	(20,146)	33,809	(159.6)%	58,871	121,432	(51.5)%
Net income	$108,055	$52,807	104.6%	$228,577	$189,206	20.8%

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014
Revenue
Revenue was relatively flat at a 0.2% increase to $1,307.7 million from $1,304.7 million. Revenue results reflected higher indirect spending over the prior year period which also had the effect of increasing revenue on cost reimbursable contracts. The increased indirect spending was focused primarily on bid and proposal, marketing, recruiting, and administrative activities which resulted in a related decline in billable hours. A reduction in certain provisions for the potential recovery of allowable expenses also contributed to the increase in revenue. The increases were offset by a decline in billable expenses attributable to a decline in certain subcontractor services. Conversions to funded backlog during the twelve months ended December 31, 2015 totaled $5.3 billion in comparison to $5.5 billion for the comparable year. The revenue conversion was a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options.
Cost of Revenue
Cost of revenue decreased to $630.2 million from $641.5 million, or a 1.8% decrease. The decrease was primarily due to a decrease in salaries and salary-related benefits of $12.5 million. The decrease in salaries and salary-related benefits was due to a decrease in medical insurance expense as well as an increase in consulting staff time spent on strategic investment and bid and proposal activities, in lieu of direct contract activities, over the prior year period. As proposal activity is a general and administrative activity, this contributes to a decrease within cost of revenue. Cost of revenue as a percentage of revenue was 48.2% and 49.2% for the three months ended December 31, 2015 and 2014, respectively.
Billable Expenses
Billable expenses decreased to $355.4 million from $366.4 million, or a 3.0% decrease. The overall decrease was primarily due to a decrease in subcontractor-related expenses and other direct expenses of $10.3 million incurred to perform on contracts. Billable expenses as a percentage of revenue were 27.2% and 28.1% for the three months ended December 31, 2015 and 2014, respectively.

General and Administrative Expenses
General and administrative expenses increased to $200.8 million from $176.3 million, or a 13.9% increase. This increase was primarily due to an increase in salaries and salary-related benefits of $14.7 million primarily due to an increase in consulting staff time spent on strategic investment and bid and proposal activities, in lieu of direct contract activities, over the prior year period. In addition, there was an increase in professional fees and other business expenses of $10.1 million. General and administrative expenses as a percentage of revenue were 15.4% and 13.5% for the three months ended December 31, 2015 and 2014, respectively.
Depreciation and Amortization
Depreciation and amortization increased to $16.1 million from $15.2 million, or a 6.3% increase.
Interest Expense
Interest expense decreased to $17.8 million from $17.9 million, or a 0.6% decrease.
Income Tax Expense
Income tax expense (benefit) decreased to $(20.1) million from $33.8 million, or a 159.6% decrease. This decrease was primarily due to a decrease in the effective tax rate in the current quarter. The effective tax rate decreased to (22.9)% from 39.0% primarily due to the release of uncertain tax position reserves and certain income tax credits recognized during the three months ended December 31, 2015.

Nine Months Ended December 31, 2015 Compared to Nine Months Ended December 31, 2014
Revenue
Revenue increased to $3,981.4 million from $3,931.8 million, or 1.3%. Revenue results reflected higher indirect spending over the prior year period which also had the effect of increasing revenue on cost reimbursable contracts. The increased indirect spending was focused primarily on bid and proposal, marketing, recruiting, and administrative activities which resulted in a related decline in billable hours. During the period, there was also an increase in billable expenses due to an increase in our use of subcontractors and other direct expenses incurred to perform on contracts partially offset by declining efforts in certain subcontractor services. Conversions to funded backlog during the twelve months ended December 31, 2015 totaled $5.3 billion in comparison to $5.5 billion for the comparable year. The revenue conversion was a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options.
Cost of Revenue
Cost of revenue decreased to $1,899.4 million from $1,929.0 million, or a 1.5% decrease. The decrease was primarily due to a decrease in salaries and salary-related benefits of $27.1 million. In addition there were decreases in incentive and stock-based compensation of $5.9 million. The decrease in salaries and salary-related benefits was due to a decrease in medical insurance expense as well as an increase in consulting staff time spent on strategic investment and bid and proposal activities, in lieu of direct contract activities, over the prior year period. As proposal activity is a general and administrative activity, this contributes to a decrease within cost of revenue. Cost of revenue as a percentage of revenue was 47.7% and 49.1% for the nine months ended December 31, 2015 and 2014, respectively.
Billable Expenses
Billable expenses increased to $1,097.7 million from $1,065.0 million, or a 3.1% increase. The overall increase was primarily due to an increase in subcontractor-related expenses and other direct expenses of $31.0 million incurred to perform on contracts, partially offset by declining efforts in certain subcontractor services. Billable expenses as a percentage of revenue were 27.6% and 27.1% for the nine months ended December 31, 2015 and 2014, respectively.
General and Administrative Expenses
General and administrative expenses increased to $597.6 million from $524.4 million, or a 14.0% increase. The increase was primarily due to an increase in salary and salary-related benefits of $47.5 million primarily due to an increase in consulting staff time spent on strategic investment and bid and proposal activities, in lieu of direct contract activities, over the prior year period. In addition, there was an increase in professional fees and other business expenses of $30.0 million. The increased spending was primarily the result of increased bid and proposal costs to address a strong pipeline of opportunities and an increase in investment spending on growth platforms. The increases were partially offset by a decrease in incentive compensation of $5.5 million. General and administrative expenses as a percentage of revenue were 15.0% and 13.3% for the nine months ended December 31, 2015 and 2014, respectively.

Depreciation and Amortization
Depreciation and amortization decreased to $46.6 million from $47.2 million, or a 1.3% decrease, primarily due to a decrease in depreciation expense resulting from the effect of lower capital expenditures in prior years.
Interest Expense
Interest expense decreased to $52.9 million from $54.5 million, or a 2.9% decrease, primarily as a result of the Second Amendment to the Credit Agreement consummated in May 2014. The Company increased its borrowing under Term Loan A by approximately $168.4 million, the proceeds of which were used to pay outstanding principal on the Term Loan B which has a higher interest rate than Term Loan A.
Income Tax Expense
Income tax expense decreased to $58.9 million from $121.4 million, or a 51.5% decrease. This decrease was primarily due to a decrease in the effective tax rate in the current quarter and a decrease in the year to date pre-tax income as compared to the same prior year period. The effective tax rate decreased to 20.5% from 39.1% primarily due to the release of uncertain tax position reserves and certain income tax credits recognized in the current quarter.

Liquidity and Capital Resources
We have historically been able to generate sufficient cash to fund our operations, debt payments, capital expenditures, and discretionary funding needs. We had $167.1 million and $207.2 million in cash and cash equivalents as of December 31, 2015 and March 31, 2015, respectively. However, due to fluctuations in cash flows, including as a result of the trends and developments described above under "—Factors and Trends Affecting Our Results of Operations" relating to U.S. government cost-cutting, reductions or delays in the U.S. government appropriations and spending process and other budgetary matters, it may be necessary from time-to-time in the future to borrow under our senior secured loan facilities to meet cash demands. We anticipate that cash provided by operating activities, existing cash and cash equivalents, and borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash requirements for the next twelve months, which primarily include:

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

The following table summarizes the cash distributions recognized in the condensed consolidated statement of cash flows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Recurring dividends (1)	$19,408	$16,432	$57,678	$48,676
Special dividends (2)	—	—	—	147,248
Dividend equivalents (3)	28,113	209	31,707	47,006
Total distributions	$47,521	$16,641	$89,385	$242,930
(1) Amounts represent recurring dividends of $0.13 per share and $0.11 per share that were declared and paid during fiscal 2016 and fiscal 2015, respectively.
(2) Amounts represent a special dividend of $1.00 per share that was declared and paid for during fiscal 2015.
(3) Dividend equivalents are distributions made to option holders equal to the previously declared special dividends.
On January 27, 2016, the Company announced a regular quarterly cash dividend in the amount of $0.15 per share, payable on February 29, 2016 to stockholders of record on February 10, 2016.
For each special dividend declared, the Board of Directors, acting as the Administrator of the Officers' Rollover Stock Plan and the Amended and Restated Equity Incentive Plan, or EIP, is required to make a determination under the respective plan's antidilution provision to adjust the outstanding options. In the event the Board of Directors elects to grant option holders a cash payment equal to the amount of the special dividend, the Company accrues a stock-based compensation liability as the respective option's stock compensation expense is recorded in the statement of operations. This obligation will be settled on the options' mandatory exercise date for Rollover options and on the later of the date the dividend is paid or vesting for the EIP options. The stock-based compensation liability as of December 31, 2015 includes all special dividends declared through December 31, 2015. As of December 31, 2015 and March 31, 2015, the Company calculated a total recorded and unrecorded stock-based compensation liability of $3.9 million and $35.8 million, respectively, related to the special dividends paid in July and December 2009, June and August 2012, November 2013, and February and August 2014.
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
Accounts receivable is the principal component of our working capital and is generally driven by revenue growth with other short-term fluctuations related to the payment practices of our clients. Our accounts receivable reflect amounts billed to our clients as of each balance sheet date. Our clients generally pay our invoices within 30 days of the invoice date. At month-end, we bill to customers accounts receivables reclassed from our unbilled account that was recognized along with corresponding revenue in the preceding month. Finally, we include in accounts receivable amounts related to revenue accrued in excess of amounts billed, primarily on our fixed-price and cost-plus-award-fee contracts. The total amount of our accounts receivable can vary significantly over time, but is generally sensitive to revenue levels. Total accounts receivable (billed and unbilled combined, net of allowance for doubtful accounts) days sales outstanding or DSO, which we calculate by dividing total accounts receivable by revenue per day during the relevant fiscal quarter, was 62 as of December 31, 2015 and 59 as of March 31, 2015.

The table below sets forth our net cash flows for the periods presented:

	Nine Months Ended December 31,
	2015	2014
	(Unaudited)	(Unaudited)
	(In thousands)
Net cash provided by operating activities	$180,997	$228,058
Net cash used in investing activities	(96,447)	(41,373)
Net cash used in financing activities	(124,663)	(249,236)
Total decrease in cash and cash equivalents	$(40,113)	$(62,551)
Net Cash from Operating Activities
Net cash from operations is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from clients in a timely manner, and our ability to manage our vendor payments. Net cash provided by operations was $181.0 million in the nine months ended December 31, 2015 compared to $228.1 million in the prior year period, or a 20.6% decrease. The decrease in net cash provided by operations was driven primarily by the significant reduction in accounts receivable achieved in the prior year period as well as an increase in working capital needs.
Net Cash from Investing Activities
Net cash used in investing activities was $96.4 million in the nine months ended December 31, 2015 compared to $41.4 million in the prior year period, or a 133.1% increase. The increase in net cash used in investing activities was due to the Company's acquisition of the software services unit of SPARC, LLC as well as an increase in capital expenditures over the prior year primarily due to leasehold improvements related to the reconfiguration of our facilities footprint.
Net Cash from Financing Activities
Net cash used in financing activities was $124.7 million in the nine months ended December 31, 2015 compared to $249.2 million in the prior year period, or a 50.0% decrease. The decrease in net cash used in financing activities was primarily due to a lack of a special cash dividend paid in fiscal 2016 as compared to fiscal 2015 and a decrease in the payment of dividend equivalents to option holders primarily due to the timing of such payments. These decreases were partially offset by increased principal payments of $41.5 million on our debt as compared to $20.7 million in the first nine months of last year. With the May 2014 debt amendment, there were no quarterly principal payments required in the first quarter of fiscal 2015, which results in one less quarterly payment in the first half of fiscal 2015 in comparison to the first half of fiscal 2016. In addition, beginning in September of fiscal 2016 the quarterly payment increased by an additional $5 million.
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
Our debt totaled $1,587.2 million and $1,626.3 million as of December 31, 2015 and March 31, 2015, respectively. The interest rate in effect for Term Loan A was 2.82% and for Term Loan B was 3.75% as of December 31, 2015. The interest rate in effect for Term Loan A was 2.68% and for Term Loan B was 3.75% as of March 31, 2015. As of December 31, 2015 and March 31, 2015, there were no amounts outstanding under our revolving credit facility of $500.0 million. As of December 31, 2015 and March 31, 2015, the Company was in compliance with all of the Credit Agreement's debt covenants.
We occasionally borrow under our revolving credit facility in anticipation of cash demands. On October 29, 2015 our wholly-owned subsidiary Booz Allen Hamilton Inc. accessed $93.0 million of its $500.0 million revolving credit facility to support month-end transactions and the acquisition of the software services unit of SPARC, LLC. On November 4, 2015, we repaid the $40.0 million borrowed from the revolving credit facility. On November 25, 2015 Booz Allen Hamilton Inc. accessed an additional $30 million from the revolving credit facility to support month-end transactions. We repaid $53 million on November 30, 2015 and the remaining $30 million balance on December 4, 2015.

Absent any prepayment accelerations of Debt Issuance Costs, or DIC, or the effect of changes in interest rates, the following table summarizes the estimated annual amortization expense of DIC using the effective interest rate method:

	DIC Amortization Expense
	Total	2016	2017	2018	2019	2020	Thereafter
	(in thousands)
Term Loan A	$4,702	$422	$1,621	$1,463	$1,109	$87	$—
Term Loan B	6,296	407	1,677	1,752	1,830	630	—
Revolver	6,331	462	1,853	1,853	1,853	310	—
Total	$17,329	$1,291	$5,151	$5,068	$4,792	$1,027	$—
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
The interest rate on borrowings under Term Loan A is LIBOR plus a 2.50% spread. The spread ranges from 2.00% to 2.75% based on the Company's total leverage ratio. The interest rate on borrowings under Term Loan B is LIBOR plus a 3.0% spread with a 0.75% floor. The spread ranges from 2.00% to 3.00% based upon either an ABR or LIBOR borrowing. The revolving credit facility margin and commitment fee are subject to the leveraged based pricing grid, as set forth in the Credit Agreement, as amended. As of December 31, 2015 and March 31, 2015, the Company was contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that totaled $5.5 million and $5.3 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At December 31, 2015 and March 31, 2015, approximately $1.8 million and $5.2 million of these instruments reduce the available borrowings under the revolving credit facility. The remainder are guaranteed under a separate $5.0 million facility established in fiscal 2015 of which $1.3 million and $4.9 million, respectively, was available to the Company at December 31, 2015 and March 31, 2015. As of December 31, 2015 and March 31, 2015, we had $498.2 million and $494.8 million, respectively, of capacity available for additional borrowings under the revolving credit facility.
The loans under the Credit Agreement, as amended, are secured by substantially all of our assets and none of such assets will be available to satisfy the claims of our general creditors. The Credit Agreement, as amended, contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following, in each case subject to certain exceptions: a maximum net total leverage ratio; a minimum net interest coverage ratio; limitations on indebtedness and liens; mergers, consolidations or amalgamations, or liquidations, wind-ups or dissolutions; dispositions of property; restricted payments; investments; transactions with affiliates; sale and lease back transactions; change in fiscal periods; negative pledges; restrictive agreements; limitations on line of business; limitations on speculative hedging and limitations on changes of names and jurisdictions. In addition, we are required to meet certain financial covenants at each quarter end, namely Consolidated Net Total Leverage and Consolidated Net Interest Coverage Ratios. As of December 31, 2015, we were compliant with these covenants.
Capital Structure and Resources
Our stockholders’ equity amounted to $380.8 million as of December 31, 2015, an increase of $194.3 million compared to stockholders’ equity of $186.5 million as of March 31, 2015. The increase is primarily due to net income of $228.6 million in the nine months ended December 31, 2015 and stock-based compensation expense of $17.8 million, partially offset by $57.7 million in recurring and special dividend payments and a $34.6 million increase in treasury stock resulting from the repurchase of 1.4 million shares of our Class A Common Stock during the nine months ended December 31, 2015.
Off-Balance Sheet Arrangements
As of December 31, 2015, we did not have any off-balance sheet arrangements.
Capital Expenditures
Since we do not own any of our facilities, our capital expenditure requirements primarily relate to the purchase of computers, business systems, furniture, and leasehold improvements to support our operations. Direct facility and equipment costs billed to clients are not treated as capital expenses. Our capital expenditures for the nine months ended December 31, 2015 and 2014 were $45.8 million and $17.5 million,respectively, and the majority of such capital expenditures related to facilities infrastructure, equipment, and information technology. Expenditures for facilities infrastructure and equipment are generally incurred to support new and existing programs across our business. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure.
Commitments and Contingencies
We are subject to a number of reviews, investigations, claims, lawsuits, and other uncertainties related to our business. For a discussion of these items, refer to Note 18 to our condensed consolidated financial statements.
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
These risks and other factors include: cost cutting and efficiency initiatives, budget reductions, Congressionally mandated automatic spending cuts, and other efforts to reduce U.S. government spending, including automatic sequestration required by the Budget Control Act of 2011 (as amended by the American Taxpayer Relief Act of 2012 and the Bipartisan Budget Act of 2013 and the Bipartisan Budget Act of 2015)), which have reduced and delayed contract awards and funding for orders for services especially in the current political environment or otherwise negatively affect our ability to generate revenue under contract awards, including as a result of reduced staffing and hours of operation at U.S. government clients; delayed funding of our contracts due to uncertainty relating to and a possible failure of Congressional efforts to craft a long-term agreement on the U.S. government’s ability to incur indebtedness in excess of its current limits, or changes in the pattern or timing of government funding and spending (including those resulting from or related to cuts associated with sequestration or other budgetary cuts made in lieu of sequestration); current and continued uncertainty around the timing, extent, nature, and effect of ongoing Congressional and other U.S. government action to address budgetary constraints, including, but not limited to, uncertainty around the outcome of Congressional efforts to craft a long-term agreement on the U.S. government’s ability to incur indebtedness in excess of its current limits, and the U.S. deficit; any issue that compromises our relationships with the U.S. government or damages our professional reputation, including negative publicity concerning government contractors in general or us in particular; changes in U.S. government spending, including a continuation of efforts by the U.S. government to decrease spending for management support service contracts, and mission priorities that shift expenditures away from agencies or programs that we support; the size of our addressable markets and the amount of U.S. government spending on private contractors; failure to comply with numerous laws and regulations; our ability to compete effectively in the competitive bidding process and delays or losses of contract awards caused by competitors' protests of major contract awards received by us; the loss of General Services Administration Multiple Award schedule contracts, or GSA schedules, or our position as prime contractor on government-wide acquisition contract vehicles, or GWACs; changes in the mix of our contracts and our ability to accurately estimate or otherwise recover expenses, time, and resources for our contracts; our ability to generate revenue under certain of our contracts; our ability to realize the full value of and replenish our backlog and the timing of our receipt of revenue under contracts included in backlog; changes in estimates used in recognizing revenue; an inability to attract, train, or retain employees with the requisite skills, experience, and security clearances; an inability to hire, assimilate, and deploy enough employees to serve our clients under existing contracts; an inability to timely and effectively utilize our employees; failure by us or our employees to obtain and maintain necessary security clearances; the loss of members of senior management or failure to develop new leaders; misconduct or other improper activities from our employees or subcontractors, including the improper use or release of our clients' sensitive or classified information; increased insourcing by various U.S. government agencies due to changes in the definition of “inherently governmental” work, including proposals to limit contractor access to sensitive or classified information and work assignments; increased competition from other companies in our industry; failure to maintain strong relationships with other contractors; inherent uncertainties and potential adverse developments in legal or regulatory proceedings, including litigation, audits, reviews, and investigations, which may result in materially adverse judgments, settlements, withheld payments, penalties, or other unfavorable outcomes including debarment, as well as disputes over the availability of insurance or indemnification; continued efforts to change how the U.S. government reimburses compensation related and other expenses or otherwise limit such reimbursements, including recent rules that expand the scope of existing reimbursement limitations, such as a reduction in allowable annual employee compensation to certain contractors as a result of the Bipartisan Budget Act of 2013, and an increased risk of compensation being deemed unallowable or payments being withheld as a result of U.S. government audit, review or investigation; internal system or service failures and security breaches, including, but not limited to, those resulting from external cyber attacks on our network and internal systems; risks related to changes to our operating structure, capabilities, or strategy intended to address client needs, grow our business or respond to market developments; risks associated with new relationships, clients, capabilities, and service offerings in our U.S. and international businesses; failure to comply with special U.S. government laws and regulations relating to our international operations; risks related to our indebtedness and credit facilities which contain financial and operating covenants; the adoption by the U.S. government of new laws, rules, and regulations, such as those relating to organizational conflicts of interest issues or limits; risks related to completed and future acquisitions, including our ability to realize the expected benefits from such acquisitions; an inability to utilize existing or future tax benefits, including those related to our stock-based compensation expense, for any reason, including a change in law; variable purchasing patterns under U.S. government GSA schedules, blanket purchase agreements and indefinite delivery, indefinite quantity, or ID/IQ, contracts; and other risks and factors described in Part II, “Item 1A. Risk Factors” and elsewhere in this Quarterly Report.
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
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of December 31, 2015 and March 31, 2015, there were no material amounts accrued in the condensed consolidated financial statements related to these proceedings.
Six former officers and stockholders who had departed the company prior to July 31, 2008, the date on which we became majority owned by The Carlyle Group and certain of its affiliated investment funds, as described in the Company’s Annual Report, or the Acquisition, have filed a total of nine suits in various jurisdictions, with original filing dates ranging from July 3, 2008 through December 15, 2009, against us and certain of our current and former directors and officers. Three of these suits were amended on July 2, 2010 and then further amended into one consolidated complaint on September 7, 2010. Another two of the original nine suits were consolidated into one complaint on September 24, 2014. Each of the suits arises out of the Acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the Acquisition. Some of the suits also allege that the Acquisition price paid to stockholders was insufficient. The various suits assert claims for breach of contract, tortious interference with contract, breach of fiduciary duty, civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations, violations of the Employee Retirement Income Security Act and/or securities and common law fraud. Three of these suits have been dismissed with all appeals exhausted. The two suits that were consolidated into one action on September 24, 2014 were settled on April 16, 2015. One of the remaining suits has been dismissed by the United States District Court for the Southern District of California and is on appeal before the United States Court of Appeals for the Ninth Circuit. The other three remaining suits that were previously consolidated on September 7, 2010 have been dismissed by the United States District Court for the Southern District of New York and have been appealed by the plaintiffs. The aggregate alleged damages sought in these four remaining suits is approximately $291.7 million (which is sought to be trebled pursuant to RICO), plus punitive damages, costs, and fees. Although the outcome of any of these cases is inherently uncertain and may be materially adverse, based on current information, we do not expect them to have a material adverse effect on our financial condition and results of operations.

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

101
The following materials from Booz Allen Hamilton Holding Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended December 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2015 and March 31, 2015; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2015 and 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2015 and 2014; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2015 and 2014; and (v) Notes to Condensed Consolidated Financial Statements.

___________________________________

*	Filed electronically herewith.
† Management contract or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Booz Allen Hamilton Holding Corporation
Registrant

Date: January 27, 2016	By:	/s/ Kevin L. Cook
Kevin L. Cook Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)