Form 10-K
period 2016-03-31
Booz Allen Hamilton Holding Corp
filed 2016-05-19
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-K
 ___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2016

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of September 30, 2015, the market value of the voting and non-voting common equity held by non-affiliates based on the closing price as of that day was $2,657,825,391.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of May 16, 2016
Class A Common Stock	148,001,462
Class B Non-Voting Common Stock	—
Class C Restricted Common Stock	—
Class E Special Voting Common Stock	—

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders scheduled for July 28, 2016 are incorporated by reference into Part III.

INTRODUCTORY NOTE
Unless the context otherwise indicates or requires, as used in this Annual Report on Form 10-K for the fiscal year ended March 31, 2016 references to: (i) “we,” “us,” “our” or our “company” refer to Booz Allen Hamilton Holding Corporation, its consolidated subsidiaries and predecessors; (ii) “Booz Allen Holding” refers to Booz Allen Hamilton Holding Corporation exclusive of its subsidiaries; (iii) “Booz Allen Investor” refers to Booz Allen Hamilton Investor Corporation, a wholly-owned subsidiary of Booz Allen Holding; (iv) “Booz Allen Hamilton” refers to Booz Allen Hamilton Inc., our primary operating company and a wholly-owned subsidiary of Booz Allen Holding; and (v) “fiscal,” when used in reference to any twelve-month period ended March 31, refers to our fiscal years ended March 31. Unless otherwise indicated, information contained in this Annual Report is as of March 31, 2016. We have made rounding adjustments to reach some of the figures included in this Annual Report and, unless otherwise indicated, percentages presented in this Annual Report are approximate.
Cautionary Note Regarding Forward-Looking Statements
Certain statements contained or incorporated in this Annual Report include forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “forecasts,” “expects,” “intends,” “plans,” “anticipates,” “projects,” “outlook,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “preliminary,” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. These forward-looking statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. These risks and other factors include:

•
cost cutting and efficiency initiatives, budget reductions, Congressionally mandated automatic spending cuts, and other efforts to reduce U.S. government spending, including automatic sequestration required by the Budget Control Act of 2011 (as amended by the American Taxpayer Relief Act of 2012, the Bipartisan Budget Act of 2013 and the Bipartisan Budget Act of 2015), which have reduced and delayed contract awards and funding for orders for services especially in the current political environment or otherwise negatively affect our ability to generate revenue under contract awards, including as a result of reduced staffing and hours of operation at U.S. government clients;

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
Overview
Booz Allen Hamilton is a leading provider of management and technology, consulting, and engineering services to the U.S. and international governments, major corporations, and not-for-profit organizations. A steadfast organization in a constantly evolving market, we remain focused on the long term with investments in capabilities, markets, and talent to ensure our ability to provide clients with solutions to their ever changing challenges. Our people are problem solvers whose ideas are inspired by the missions of our clients and the communities in which we live and work. This is our heritage, and it is as true today as when the company was founded in 1914.
A collaborative culture is an integral part of our unique operating model, which encourages our people to bring a diversity of the best talents to every client engagement as we help solve their most challenging problems. Building on our legacy of innovative client service and guided by our comprehensive strategy - Vision 2020 - we are positioning for our next century by blending deep expertise in management consulting with advanced technical capabilities to deliver end-to-end solutions. By investing in markets, capabilities, and talent and building new business models, including ventures, partnerships, and product offerings, we believe we are creating sustainable quality growth for the company.
Our ability to deliver value to our clients has always been, and continues to be, a product of the character and expertise of our people. Our talent base of approximately 22,600 employees deliver value and results to our clients by combining core consulting skills and domain expertise with functional expertise in areas such as engineering and science, systems delivery, cyber, and analytics, all fostered by a culture of innovation that extends to all reaches of the company.
Through our dedication to our clients' missions, and a commitment to evolving our business to address client needs, we have longstanding and deep relationships with our clients -- some more than 75 years. We support critical missions for a diverse base of federal government clients, including nearly all of the U.S. government's cabinet-level departments, and federal contract vehicles, as well as increasingly for top-tier commercial and international clients. We support these clients by addressing complex and pressing challenges such as combating global terrorism, improving cyber capabilities, transforming the healthcare system, improving efficiency and managing change within the government. Our U.S. commercial clients are primarily in the financial services, healthcare and life sciences, energy, high-tech manufacturing, retail, and automotive industries. Our international clients are primarily in the Middle East, along with a new and growing presence in Southeast Asia.
History and Corporate Structure
We were founded in 1914 by Edwin Booz, one of the pioneers of management consulting. In 1940, we began serving the U.S. government by advising the Secretary of the Navy in preparation for World War II. As the needs of our clients have grown more complex, we have expanded beyond our management consulting foundation to develop deep expertise in the fields of engineering and science, systems delivery, cyber, and analytics.
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
Booz Allen Holding was incorporated in Delaware in May 2008 to serve as the top-level holding company for the consolidated Booz Allen Hamilton U.S. government consulting business. On July 31, 2008, Booz Allen Hamilton completed the separation of its U.S. government consulting business from its legacy commercial and international consulting business, the spin off of the commercial and international business, and the sale of 100% of its outstanding common stock to Booz Allen Holding, which was majority owned by The Carlyle Group and certain of its affiliated investment funds, or Carlyle. Our company is a corporation that is the successor to the U.S. government consulting business of Booz Allen Hamilton following the separation. The aforementioned transactions are referred to in this Annual Report as the acquisition.

Our Institution and Operating Model
We operate as a single profit/loss center with a single bonus pool for Partners, Vice Presidents, Principals, and Senior Associates. Our operating model also encourages and enables continuous investment in the right markets, capabilities, and talent to position the company for further growth by anticipating what government and commercial clients will need next. Through our unique operating model, which is designed to encourage collaboration across the company, and our partnership-style culture, we bring a mix of the best talent to every client engagement. As a result, we are able to go to market as a whole firm rather than as a collection of individual competing business units or profit centers. This commitment to teamwork is deeply ingrained in our company and our partnership-style culture is critical to maintaining this feature of our operating model.
Across all markets, we address our clients’ complex and evolving needs by deploying teams of staff with a combination of deep mission understanding, market-leading functional capabilities, consulting talent, and true technical and engineering expertise. Our multifaceted client-facing teams, which are fundamental to our differentiated value proposition, better position us to create market-relevant growth strategies and plan for and meet current, future, and prospective market needs, and help us identify and deliver against diverse client needs in a more agile manner. Our significant win rates during fiscal year 2016 on new and re-competed contracts of 62% and 88%, respectively, demonstrate the strength of this approach.
Our People
The breadth and depth of our expertise begins with our people. Our approximately 22,600 highly educated individuals develop and deliver our functional and innovation service offerings. Our engineers, scientists, software developers, technologists, and consultants are problem-solvers who approach their clients, work, and communities with passion and purpose. Our people at a glance:

•	85 partners

•	Nearly 30% of the workforce are Veterans, including 48 senior leaders

•	Approximately 85% of the workforce hold bachelor's degrees; approximately 40% hold masters degrees; and approximately 4% hold doctoral degrees

•	69% of the workforce hold security clearances
Beyond their client work, our people are similarly passionate and purposeful in serving others. For more than a decade, Booz Allen has mentored young innovators through the nonprofit FIRST® LEGO® League Expo and was recently named a FIRST Strategic Partner, one of only 18 organizations to achieve such recognition.
Building on our commitment to innovation, and to enhance Booz Allen’s ability to attract and retain top talent, we are reinvigorating Booz Allen’s century-old spirit of entrepreneurialism through engaging events, programs, and tools such as the Garage, the Combustion Chamber, and Ideas Festival, which allow Booz Allen staff to collaborate and contribute in innovative ways while tackling a common challenge or pitching new products and capabilities. During fiscal year 2016, our data science team co-sponsored with Kaggle the first-ever National Data Science Bowl. The competition attracted more than 1,000 teams and 15,000 submissions from across the world. And in the end, the winning algorithm was a major advance for both data science and marine research. Through these initiatives, we are generating active engagement with our people while enabling Booz Allen to attract a broader talent base to drive growth across the company.
The importance that we place on our people continues to receive external recognition. Our people are ranked by Vault.com as #1 in public sector consulting, and the company was named as one of the World’s Most Admired Companies by Fortune. We have also been recognized in receipt of the Alliance for Workplace Excellence Award, the Military Times’ Best Employers for Vets, and Working Mother’s Best Companies Hall of Fame.
Functional Service Offerings
Our functional service offerings, supported by skilled technical staff, drive our capabilities and capacity to meet market demand in coordination with our markets and accounts. They are charged with developing and moving talent in line with demand with the ultimate goal of driving growth across our business. Listed below are our functional service offerings and the supporting functional capabilities.

Our functional service offerings are:

•
Systems Delivery brings together the technical and organizational change management skills necessary to successfully deliver mission-critical systems. Through the combination of our technical expertise, our understanding of clients' mission needs based on longstanding relationships, and our consulting heritage, we are able to successfully deliver systems while preparing organizations for the change management challenges ahead. Component capabilities include:

◦
Our Cloud experts help clients design cloud architecture solutions, select the data that is most applicable to storage in the cloud, develop analytical solutions to gain valuable insights from large data sets and then strategically use that knowledge to drive mission success, save money, and improve effectiveness.

◦
Our Software Developers and Systems Architects provide development of small and large scale information technology applications, embedded systems, and mobile applications. We deliver expertise across an extensive list of programming languages applicable to traditional, cloud, mobile, and embedded applications. We rely on quality standards such as the variants of ISO 9000 and the Carnegie Mellon Maturity model (CMM) at various levels depending on the project. We employ traditional and agile development methods depending on the application.

•
Engineering and Science delivers in-depth technical solutions to our clients' most challenging problems with core capabilities in Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR), which are supported by our Systems Engineering & Integration and Sustainment Engineering functions. Our engineering capabilities include external industry standard certifications (e.g., ISO 90001 and AS9100). Component capabilities include:

◦
Our Engineers offer Rapid Prototyping, Reverse Engineering, Systems Engineering & Integration, and Applied Engineering disciplines. We use design and manufacturing techniques to convert functional requirements into useable prototypes that can be deployed to test and confirm the requirements are met.

◦
Our experts in Networks & Information Technology Infrastructure (NITI) provide solutions in the areas of enterprise operations, network services and communications, data center operations, and data storage. We apply our NITI expertise to physical, virtualized, cloud, and hybrid form factors networks.

◦
Our Scientists offer scientific research and the development and management of technology. We have a number of facilities and laboratories that are developing new methods of detection, designing and conducting research, and helping clients address mission challenges using a broad range of scientific disciplines.

•
Cyber focuses on prevention, which includes abilities to secure platforms and enterprises against cyber-attacks, and detection, which is the instrumentation of networks to provide lead indicators of penetrations. Our cyber capabilities are rooted in our decades of service to the U.S. federal intelligence community, and today affords us the opportunity to maintain deep technical expertise in network security. We help clients understand the business value of cyber risk management as well as prepare clients for future cyber security needs with a lens toward efficiency and effectiveness. Additionally, to continue to position us as a leader across the broad and growing range of areas requiring cyber-related services, we are focused on hiring new employees with related expertise and cross training existing employees through our Cyber University program. Component capabilities include:

◦
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

•
Analytics focuses on delivering transformational solutions in the traditional areas of decision analytics (including Operations Research and Cost Estimation), intelligence analysis (including All Source analysis) and tradecraft, as well as new or emerging areas such as Data Science and Machine Intelligence. Component capabilities include:

◦
Our Decision Analysts' capabilities help clients make informed choices to maximize performance at an appropriate cost, while delivering on schedule and minimizing risks. We leverage a wide range of problem-solving techniques including simulation, mathematical optimization, queuing theory, and machine learning to improve decision making and efficiency.

◦
Our Data Scientists apply advanced analytic techniques such as data mining, text mining, statistical analysis, and predictive modeling, to extract meaning from data. We also create analytic tools that support end users by providing access to data, analytic outputs, and visualizations.

•
Consulting focuses on the talent and expertise needed to solve client problems and develop mission-oriented solutions for specific domains, business strategies, human capital, and operations through new and innovative approaches. We ensure clients achieve their intended results through a combination of our consulting heritage with our client mission understanding and our technical depth. Component capabilities include:

◦
Our Acquisition, Program Management, and Logistics experts help clients imagine, implement, and deliver a wide range of operational programs including those related to acquisition and contracts, supplier, and budget management.

◦
Our Human Capital and Learning experts offer a wide range of strategy and transformation expertise to help clients address workforce and leadership challenges in a resource constrained environment. We design, develop, and deliver instructional classroom and on-line learning programs for all levels within a client's organization.

◦
Our Management Consultants build on experience gained over our 100-year consulting history and include expertise in strategy development, organizational design, efficiency, transformation, and a range of other consulting offerings.

Innovation Service Offerings
Our Innovation Agenda is focused on developing transformative solutions that build lasting value for our clients. By building the company's presence and brand in the external innovation ecosystem, enabling a vibrant innovation culture, and bringing a solutions mindset to our market place and sales force, we are advancing and creating the infrastructure and mechanics for new and disruptive business models. We are creating value for the company, our clients, and our employees by advancing external partnerships and alliances. We are becoming an essential partner in regional innovation communities all over the country. We're physically co-locating, co-creating, mentoring, incubating, contributing, and investing with organizations in Boston, MA (the epicenter of the data science revolution); Austin, TX (the tech start-up oasis); Seattle, WA to San Diego, CA (the corridor of venture capitalists and digital powerhouses); and Charleston, SC (home to our growing systems delivery community). Our Innovation Service Offerings harness next-generation technologies being created in the academic, start-up, and big technology firms to imagine and incubate new offerings, new solutions, and growth for the company.
Our innovation service offerings are:

•
Digital transforms clients from closed, proprietary systems to open agile enterprises. We help clients modernize mission execution through the open integration and reuse of digital capabilities across the enterprise to achieve transformational change. Our digital services blend strategy, creative, technology, and analytics solutions to help clients overcome their digital challenges.

•
Cyber Futures develops differentiated cyber solutions and disruptive business models to address emerging threats and vulnerabilities against clients’ emerging expanding digital enterprise, Internet of Things landscape, and connected platforms. Our solutions are based on our world-class cyber tradecraft, big data analytics, advanced engineering, and technology along with strategic alliances across the broader industrial ecosystem.

•
Next Generation Analytics offers cutting-edge analytics solutions across our entire client set. Using our large set of Data Science experts and products, we help clients use and think differently about their data to fundamentally transform the way they perform their missions and run their organizations. We are continuing to develop new capabilities in exciting areas such as quantum computing, machine intelligence, and computer vision, all of which have an opportunity to transform the way analysis is performed.

•
Directed Energy technologies use high-energy lasers or high-powered microwaves to efficiently disrupt or damage targets with non-kinetic, speed-of-light engagement. Through our Directed Energy business, we can help clients either as a technology maturation agent, integrator, or solutions provider.

Our Long - Term Growth Strategy
Vision 2020 is a comprehensive strategy to transform Booz Allen and create sustainable quality growth for the company. Fiscal year 2016 was the third year of implementing the strategy, but its design reaches back to before the government market began to contract in 2011-2012. We anticipated the market downturn and set in place a strategy that would allow us to emerge in a strong position vis-à-vis our competitors. Under Vision 2020, we are:

•	Increasing our capacity to serve as an essential partner to clients through a combination of deep domain understanding, market-leading consulting expertise, and broader technical capabilities;

•	Investing heavily in advanced technical capabilities, including engineering, systems delivery, cyber, and analytics;

•	Pursuing an innovation agenda that has produced new solutions, new business partners and alliances, and a reinvigorated culture of innovation inside the company;

•	Expanding into the commercial and international markets; and

•	Building distinctive business and people models to support growth.
The success of our strategy can be seen in recent contract wins, strong performance in the commercial and international markets, and Booz Allen’s return to revenue growth in fiscal year 2016. We have won highly technical, mission-critical work across our federal government business because we bring differentiated offerings that meet our clients’ toughest challenges. For example, we are helping to identify and mitigate global threats, protecting critical networks and infrastructure against cyber-attacks, creating systems to collect and distribute health records and insurance data, enhancing real-time battle information for warfighters, and ensuring the effective operation of the nation’s tax collection process. We have experienced growth in our U.S. commercial market and in the Middle East and North Africa (MENA) region, have established a new presence in Singapore, and have executed against our capability focused acquisition strategy, most recently via the acquisition of the software services unit of the Charleston, SC technology firm SPARC, LLC in November 2015 to enhance our agile software development capabilities.
As we enter fiscal year 2017, we are focused on further operationalizing our strategy by deploying our functional and innovation service offerings more broadly and deeply across our client base and building scale in well-defined growth areas.
Our Clients
Through our commitment to client success, we have fostered strong client relationships with a diverse client base of government, commercial, and international clients. We believe that the U.S. government is the world's largest consumer of management and technology consulting services. The U.S. government's budget for the fiscal year ended September 30, 2015 was close to $3.9 trillion, excluding authorizations from Overseas Contingency Operations and supplemental funding for the Department of Defense. Of this amount, approximately $1.1 trillion was for discretionary budget authority, including $623 billion for the Department of Defense and Intelligence Community and $563 billion for civil agencies. Based on data from the Federal Procurement Data System, approximately $438 billion of the U.S. government's fiscal year 2015 discretionary outlays were non-intelligence agency funding-related products and services procured from private contractors. We estimate that $112 billion of the spending directed towards private contractors in U.S. government fiscal year 2015 was for management, technology, and engineering services, with $63.3 billion spent by the Department of Defense and $49.4 billion spent by civil agencies. The agencies of the U.S. Intelligence Community that we serve represent an additional market. These numbers also exclude a large addressable market for our services and capabilities in the commercial and international markets where we have a modest but growing footprint.
We have strong and longstanding relationships with a diverse group of clients at all levels of the U.S. government. During fiscal 2016, we derived 97% of our revenue from services under more than 5,100 contracts and task orders. The revenue was generated from contracts where the end client was an agency or department of the U.S. government, including contracts where Booz Allen performed in either a prime or subcontract position, and regardless of the geographic location in which the work was performed. The single largest entity that we served in fiscal 2016 was the U.S. Army, which represented approximately 15% of our revenue in that period. We derived 90% of our revenue in fiscal 2016 from engagements for which we acted as the prime contractor.

Selected Long-Term Client Relationships

Client (1)	Relationship Length (Years)
U.S. Navy	75+
U.S. Army	65+
U.S. Air Force	35+
Department of Energy	35+
National Security Agency	30+
Department of Homeland Security	30+
Department of Health and Human Services	20+
Federal Bureau of Investigation	20+
National Reconnaissance Office	20+
A U.S. intelligence agency	20+
Internal Revenue Service	20+

(1)	Includes predecessor organizations.
Defense Clients
Our reputation and track record in serving the U.S. military and defense agencies spans more than 75 years, starting with the U.S. Navy in WWII, and over that time we have provided a broad range of capabilities to our defense clients. Revenue generated from defense clients was $2.6 billion, or approximately 48.3% of our revenue in fiscal 2016 as compared to $2.6 billion, or approximately 49.6% of our revenue in fiscal 2015. Our defense work spans a full spectrum of services and solutions, providing strategy and technology expertise in systems engineering; personnel and mission readiness; integration and interoperability; intelligence, surveillance, and reconnaissance; and cyber security, among others. Our key defense clients include the Army, Navy/Marine Corps, Air Force, and Joint Combatant Commands. Revenue generated from defense clients also includes foreign military sales to non U.S. government clients.
Foreign military sales to non U.S. government clients has been realigned from global commercial revenue to defense revenue in fiscal 2016. Fiscal 2015 revenue for both global commercial and defense has been revised to reflect the new alignment.
Intelligence Clients
We have provided the government agencies and organizations that carry out national security and intelligence activities for the U.S. government with a wide range of services and capabilities for over 30 years. This critical business area requires specialized expertise and high-level security clearances. Revenue generated from intelligence clients was $1.3 billion, or approximately 23.4% of our revenue in fiscal 2016 as compared to $1.3 billion, or approximately 24.9% of our revenue in fiscal 2015. Our intelligence work covers a wide range of areas including, among others: strategic planning and business operations; intelligence analysis and training; system delivery and engineering; integration and acquisition; organizational change and strategy; counterintelligence and human intelligence expertise; Intelligence Surveillance Reconnaissance planning and operations; and simulation and gaming based training. Our major intelligence clients include:

•	U.S. Intelligence Agencies, such as the National Security Agency, National Geospatial-Intelligence Agency, and National Reconnaissance Office; and

•	Military Intelligence Agencies, such as the Defense Intelligence Agency, Service Intelligence Centers, and Intelligence Surveillance Reconnaissance units.
Civil Clients
We provide support to the wide-ranging missions of our U.S. government civilian agency clients. Revenue generated from civilian clients in the U.S. government was $1.4 billion, or approximately 26.0% of our revenue in fiscal 2016 as compared to $1.2 billion, or approximately 23.6% of our revenue in fiscal 2015. Our civil work includes a full spectrum of capabilities, services, and solutions in engineering and science, systems delivery, cyber, and analytics across the breadth of civil agency offices. Our civil government clients include Health and Human Services, Veterans Affairs, Homeland Security, Treasury, Justice, Energy, Transportation, Labor, National Science Foundation, Agriculture, National Aeronautics and Space Administration (NASA), General Services Administration, Environmental Protection Agency,

Commerce, Interior, State, Office of Personnel Management, and work performed outside of the U.S. for the U.S. Agency for International Development (USAID).
Work performed outside of the U.S. for USAID has been realigned from global commercial to civil revenue in fiscal 2016. Fiscal 2015 revenue for both global commercial and civil has been revised to reflect the new alignment.
Global Commercial Clients
Our revenue generated with commercial and international clients, which includes work for private sector clients inside and outside of the U.S. and foreign government entities, was $122.2 million, or approximately 2.3% of our revenue in fiscal 2016 as compared to $97.6 million, or approximately 1.8% of our revenue in fiscal 2015. Our global commercial work encompasses a broad range of areas including, among others, data analytics, regulatory compliance, IT infrastructure, cyber defense diagnostics, mission assurance and risk management, technology, strategy transformation, and program management. Our commercial and international clients include:

•	Commercial clients, such as large commercial and investment banks, utilities, oil and gas companies, major retailers, auto manufacturers, major pharmaceutical manufacturers, and healthcare providers.

•	International clients, such as non-U.S. governments and commercial entities in the Middle East North Africa (MENA) region, and select Asian markets.
Foreign military sales to non U.S. government clients and work performed outside of the U.S. for USAID have been realigned from global commercial revenue to defense revenue and civil revenue, respectively in fiscal 2016. Fiscal 2015 revenue for global commercial, defense, and civil have been revised to reflect the new alignment.
Contracts
Booz Allen's approach has long been to ensure that we have prime or subcontractor positions on a wide range of contracts that allow clients maximum opportunity to access our services. Our diverse contract base provides stability to our business. This diversity is seen in the fact that over 76% of our revenue for fiscal 2016 was derived from over 3,300 active task orders under indefinite delivery, indefinite quantity (ID/IQ) contract vehicles. Our top ID/IQ contract vehicle represented approximately 4.5% of our revenue in our fiscal year 2016. Our largest task order under an ID/IQ contract vehicle accounted for approximately 2.4% of our revenue in our fiscal year 2016. Our largest definite contract represented approximately 2.8% of our revenue in our fiscal year 2016.
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

Listed below are our top definite contracts for fiscal 2016 and 2015 and revenue recognized under these contracts in fiscal 2016 and 2015. Classified contracts that cannot be named are noted generically in the table with consistent names in both fiscal years for comparability purposes.

	Fiscal 2016	% of Total Revenue	Expiration Date
	( in millions)
Classified Contract A	$153.9	2.8%	12/31/2020	(1)
InnoVision Future Solutions Program	70.5	1.3%	11/30/2017
Classified Contract B	57.6	1.1%	9/30/2017
Classified Contract C	54.5	1.0%	3/7/2023
Classified Contract D	45.9	0.8%	6/30/2018
Classified Contract E	45.3	0.8%	10/31/2018
Classified Contract F	35.2	0.7%	11/30/2017
Launch and Test Range System - Systems Engineering and Integration	26.5	0.5%	4/30/2016
Integrated Personnel and Pay System - Army	24.2	0.4%	6/30/2016
Classified Contract G	20.0	0.4%	7/29/2017
(1) Contract is approaching its awarded value ceiling, which may result in a recompete of such contract prior to its expiration.

	Fiscal 2015	% of Total Revenue	Expiration Date
	( in millions)
Classified Contract A	$137.8	2.6%	12/31/2020
InnoVision Future Solutions Program	60.6	1.1%	11/30/2017
Classified Contract D	41.7	0.8%	6/30/2018
Classified Contract C	39.3	0.7%	3/7/2023
Classified Contract E	38.0	0.7%	12/19/2018
Classified Contract F	27.6	0.5%	12/30/2017
Business Support Services	23.7	0.4%	10/31/2015
Launch and Test Range System - Systems Engineering and Integration	21.2	0.4%	12/31/2015
Classified Contract G	18.6	0.4%	7/29/2017
Integrated Personnel and Pay System - Army	17.6	0.3%	1/31/2016

Listed below are our top ID/IQ contracts for fiscal 2016 and 2015, in each case including revenue associated with GSA Schedules and GWACS, and the number of active task orders under these contracts as of March 31, 2016 and March 31, 2015.

	Fiscal 2016	% of Total Revenue	Number of Task Orders as of March 31, 2016	Expiration Date
	(in millions)
Survivability/Vulnerability Information Analysis Center	$244.6	4.5%	125	7/8/2015
Mission Oriented Business Integrated Services	244.3	4.5%	259	9/30/2017
Alliant	243.3	4.5%	36	4/30/2019
System Engineering and Analysis/Advanced Technology Support	214.5	4.0%	49	4/4/2019
Information Technology Schedule 70	206.8	3.8%	133	3/22/2019
VA TAC Transformation Twenty One Total Technology	174.7	3.2%	77	6/30/2016
Booz Allen Engineering Services - Alliant	167.1	3.1%	63	4/30/2019
Encore II IT Solutions	148.1	2.7%	29	5/31/2018
Rapid Response Third Generation	143.7	2.7%	18	10/28/2016
Total Information Processing Support Services 4	117.2	2.2%	20	12/27/2020

	Fiscal 2015	% of Total Revenue	Number of Task Orders as of March 31, 2015	Expiration Date
	(in millions)
Survivability/Vulnerability Information Analysis Center (1)	$642.0	12.2%	170	7/8/2015
System Engineering and Analysis/Advanced Technology Support	242.6	4.6%	77	4/4/2019
Mission Oriented Business Integrated Services	229.5	4.4%	284	9/30/2017
Alliant	181.8	3.4%	31	4/30/2019
Information Technology Schedule 70	177.8	3.4%	161	3/22/2019
Booz Allen Engineering Services - Alliant	171.6	3.3%	43	4/30/2019
Encore II IT Solutions	125.5	2.4%	37	5/31/2018
Strategic Services Sourcing	114.2	2.2%	14	4/24/2017
VA TAC Transformation Twenty One Total Technology	112.3	2.1%	62	3/24/2019
Total Information Processing Support Services 4	103.8	2.0%	19	11/27/2020
(1) While the contract end date is 7/8/2015, there are several task orders that extend beyond the contract end date with the longest duration task order end date on 9/30/2016.
Listed below for each specified revenue band is the number of, revenue derived from, and average duration of our task orders as of March 31, 2016. The table includes revenue earned during fiscal 2016 under all task orders that were active during fiscal 2016 under these ID/IQ contracts and the number of active task orders on which this revenue was earned. Average duration reflected in the table below is calculated based on the inception date of the task order, which may be prior to the beginning of fiscal 2016, and the completion date which may have been prior or subsequent to March 31, 2016. As a result, the actual average remaining duration for task orders included in this table may be less than the average duration shown in the table, and task orders included in the table may have been complete on March 31, 2016.

Segmentation of Task Order by Revenue Fiscal 2016	Number of Task Orders Active During Fiscal 2016	Fiscal 2016 Revenue (in millions)	% of Total Fiscal 2016 Revenue	Average Duration (Years)

Less than $1 million	2,500	$644.3	12%	1.5
Between $1 million and $3 million	514	903.2	17%	2.1
Between $3 million and $5 million	133	522.9	10%	2.1
Between $5 million and $10 million	101	704.0	13%	2.4
Greater than $10 million	70	1,303.0	24%	2.5
Total	3,318	$4,077.4	76%	1.6
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
The following table summarizes the value of our contract backlog as of the respective dates presented:

	As of March 31,
	2016	2015
	(In millions)
Funded	$2,673	$2,691
Unfunded (1)	2,546	2,121
Priced options	6,595	4,548
Total backlog	$11,814	$9,360

(1)
Amount as of March 31, 2015 reflects a reduction by management to the revenue value of orders for services under one then existing single award ID/IQ contract the Company had for several years, based on an established pattern of funding under this contract by the U.S. government.

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

Competition
The government services market is highly fragmented and competition within the government professional services industry has intensified due to market pressure. In addition to professional service companies like ours that focus principally on the provision of services to the U.S. government, other companies active in our markets include large defense contractors; diversified consulting, technology, and outsourcing service providers; and small businesses. Changing government policies and market dynamics also are helping to reshape the competitive landscape. Some large prime contractors are beginning to divest their professional services business units due to the U.S. government’s increased sensitivity to organizational conflicts of interest and these divested companies will be free to compete with us without their former organizational conflicts of interest constraints. The formal adoption of the Federal Acquisition Regulation, or FAR, organizational conflicts of interest rules, or additional more restrictive rules by U.S. government agencies could cause further such divestitures which could further increase competition in our markets. At the other end of the spectrum, small businesses are growing in the government services industry due in large part to a push by both the Obama and Bush administrations to bolster the economy by helping small business owners. Finally, due to the foregoing factors and the drive in our markets to quickly build competencies in growth areas and achieve economies of scale, we believe that consolidation activity among market participants will increase.
In the course of doing business, we compete and collaborate with companies of all types and sizes. We strive to maintain positive and productive relationships with these organizations. Some of them hire us as a subcontractor, and we hire some of them to work with us as our subcontractors. Our major competitors include: (i) contractors focused principally on the provision of services to the U.S. government (ii) large defense contractors that provide both products and services to the U.S. government, and (iii) diversified service providers. We compete on the basis of our technical expertise and client knowledge, our ability to successfully recruit appropriately skilled and experienced talent, our ability to deliver cost-effective multi-faceted services in a timely manner, our reputation and relationship with our clients, our past performance, security clearances, and the size and scale of our company. In addition, in order to maintain our competitive position, we routinely review our operating structure, capabilities, and strategy to determine whether we are effectively meeting the needs of existing clients, effectively responding to developments in our markets, and successfully building a platform intended to provide the foundation for the future growth of our business.
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
The U.S. government is our primary client, with revenue from contracts and task orders, either as a prime or a subcontractor, with U.S. government agencies accounting for 97% of our revenue for fiscal 2016. Our belief is that the successful future growth of our business will continue to depend primarily on our ability to be awarded work under U.S. government contracts, as we expect this will be the primary source of substantially all of our revenue in the foreseeable future.

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

•
U.S. government shutdowns due to a failure by elected officials to fund the government (such as that which occurred during government fiscal year 2014) or weather-related closures in the Washington, DC area (such as that which occurred in the winter of 2016) and other potential delays in the appropriations process;

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
The U.S. government budget deficits, the national debt, and the prevailing economic condition, and actions taken to address them, could continue to negatively affect the U.S. government expenditures on defense, intelligence, and civil programs for which we provide support. The Department of Defense is one of our significant clients and cost cutting, including through consolidation and elimination of duplicative organizations and insourcing, has become a major initiative for the

Department of Defense. In particular, the Budget Control Act of 2011 (as amended by the American Taxpayer Relief Act of 2012, the Bipartisan Budget Act of 2013 and the Bipartisan Budget Act of 2015) provides for automatic spending cuts (referred to as sequestration) totaling approximately $1.2 trillion between 2013 and 2021, including an estimated $500 billion in federal defense spending cuts over this time period. The Bipartisan Budget Act of 2015 set spending limits for the government fiscal year 2016 and 2017 budgets across the federal government and increased the prior discretionary spending caps in both defense and non-defense. The new Department of Defense spending limits are approximately $607 billion for government fiscal year 2016 and $610 billion for government fiscal year 2017, including an allocation of $59 billion in overseas contingency operations funding each year. While recent budget actions reflect a more measured and strategic approach to addressing the U.S. government’s fiscal challenges, there remains uncertainty as to how exactly budget cuts, including sequestration, will impact us, and we are therefore unable to predict the extent of the impact of such cuts on our business and results of operations. However, a reduction in the amount of or reductions, delays, or cancellations of funding for, services that we are contracted to provide to the Department of Defense as a result of any of these related initiatives, legislation or otherwise could have a material adverse effect on our business and results of operations. In addition, in response to an Office of Management and Budget mandate, government agencies have reduced management support services spending in recent years. If federal awards for management support services continue to decline, our revenue and operating profits may materially decline and further efforts by the Office of Management and Budget to decrease federal awards for management support services could have a material and adverse effect on our business and results of operations.
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
The current competitive environment has resulted in an increase in the number of bid protests from unsuccessful bidders on new program awards. It can take many months for the relevant U.S. government agency to resolve protests by one or more of our competitors of contract awards we receive. Bid protests may result in significant expense to us, contract modification or loss of an awarded contract as a result of the award being overturned. Even where we do not lose the awarded contract, the resulting delay in the startup and funding of the work under these contracts may cause our actual results to differ materially and adversely from those anticipated.
A significant majority of our revenue is derived from task orders under indefinite delivery/indefinite quantity, or ID/IQ, contract vehicles where we perform in either a prime or subcontract position.
We believe that one of the key elements of our success is our position as the holder of over 3,300 active task orders under ID/IQ contract vehicles of March 31, 2016, Our ability to maintain our existing business and win new business depends on our ability to maintain our prime and subcontractor positions on these contracts. The loss, without replacement, of certain of these contract vehicles could have a material adverse effect on our ability to win new business and our operating results. In addition, if the U.S. government elects to use a contract vehicle that we do not hold, we will not be able to compete for work under that contract vehicle as a prime contractor.
We may earn less revenue than projected, or no revenue, under certain of our contracts.
Many of our contracts with our clients are ID/IQ contracts. ID/IQ contracts provide for the issuance by the client of orders for services or products under the contract, and often contain multi-year terms and unfunded ceiling amounts, which allow but do not commit the U.S. government to purchase products and services from contractors. Our ability to generate revenue under each of these types of contracts depends upon our ability to be awarded task orders for specific services by the client. ID/IQ contracts may be awarded to one contractor (single award) or several contractors (multiple award). Multiple contractors must compete under multiple award ID/IQ contracts for task orders to provide particular services, and contractors earn revenue only to the extent that they successfully compete for these task orders. A failure to be awarded task orders under such contracts would have a material adverse effect on our results of operations and financial condition.
Our earnings and profitability may vary based on the mix of our contracts and may be adversely affected by our failure to accurately estimate or otherwise recover the expenses, time, and resources for our contracts.
We enter into three general types of U.S. government contracts for our services: cost-reimbursable, time-and-materials, and fixed-price. For fiscal 2016, we derived 51% of our revenue from cost-reimbursable contracts, 26% from time-and-materials contracts and 23% from fixed-price contracts.
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
As of March 31, 2016, our total backlog was $11.8 billion, of which $2.7 billion was funded. We define backlog to include the following three components:

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
Our business operates in a highly competitive industry, and we generally compete with a wide variety of U.S. government contractors, including large defense contractors, diversified service providers, and small businesses. We also face competition from entrants into our markets including companies divested by large prime contractors in response to increasing scrutiny of organizational conflicts of interest issues. There is also a significant industry trend towards consolidation, which may result in the emergence of companies that are better able to compete against us. Some of these companies possess greater financial resources and larger technical staffs, and others have smaller and more specialized staffs. These competitors could, among other things:

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

We estimate that revenue derived from contracts under which we acted as a subcontractor to other companies represented 10% of our revenue for fiscal 2016. As a subcontractor, we often lack control over fulfillment of a contract, and poor performance on the contract could tarnish our reputation, even when we perform as required, and could cause other contractors to choose not to hire us as a subcontractor in the future. If the U.S. government terminates or reduces other prime contractors’ programs or does not award them new contracts, subcontracting opportunities available to us could decrease, which would have a material adverse effect on our financial condition and results of operations. In addition, as a subcontractor, we may be unable to collect payments owed to us by the prime contractor, even if we have performed our obligations under the contract, as a result of, among other things, the prime contractor’s inability to fulfill the contact. Due to certain common provisions in subcontracts in certain countries, we could also experience delays in receiving payment if the prime contractor experiences payment delays, which could have an adverse effect on our financial condition and results of operations.
Adverse judgments or settlements in legal disputes could result in materially adverse monetary damages or injunctive relief and damage our reputation.
We are subject to, and may become a party to, a variety of litigation or other claims and suits that arise from time to time in the ordinary course of our business. For example, over time, we have had disputes with current and former employees involving alleged violations of civil rights, wage and hour, and worker’s compensation laws. Further, as more fully described under “Item 3. Legal Proceedings,” six former officers and stockholders who had departed the firm prior to the Acquisition have filed a total of nine suits in various jurisdictions against our company and certain of our current and former directors and officers. Each of the suits arises out of the Acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of Acquisition. Three of these suits have been dismissed with all appeals exhausted. Two suits were settled on April 16, 2015. The four remaining suits have been dismissed but are on appeal. The results of litigation and other legal proceedings are inherently uncertain and adverse judgments or settlements in some or all of these legal disputes may result in materially adverse monetary damages or injunctive relief against us. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or obtain adequate insurance in the future. The litigation and other claims described under the “Item 3. Legal Proceedings” are subject to future developments and management’s view of these matters may change in the future.
We face certain significant risk exposures and potential liabilities that may not be adequately covered by indemnity or insurance.
A significant portion of our business relates to designing, developing, and manufacturing advanced defense and technology systems and products, including cybersecurity products and services. New technologies may be untested or unproven. We maintain insurance policies that mitigate against risk and potential liabilities related to our operations. This insurance is maintained in amounts that we believe are reasonable. However, our insurance coverage may not be adequate to cover those claims or liabilities, and we may be forced to bear significant costs from an accident or incident. The amount of the insurance coverage we maintain or indemnification to which we may be contractually or otherwise entitled may not be adequate to cover all claims or liabilities. Accordingly we may be forced to bear substantial costs resulting from risks and uncertainties of our business which would negatively impact our results of operations, financial condition or liquidity.
Systems that we develop, integrate, maintain, or otherwise support could experience security breaches which may damage our reputation with our clients and hinder future contract win rates.
We develop, integrate, maintain, or otherwise support systems and provide services that include managing and protecting information involved in intelligence, national security, and other sensitive or classified government functions. Our systems also store and process sensitive information for commercial clients. The cyber and security threats that our clients face have grown more frequent and sophisticated. A security breach in one of these systems could cause serious harm to our business, damage our reputation, and prevent us from being eligible for further work on sensitive systems for U.S. government or commercial clients. Work for non-U.S. government and commercial clients involving the protection of information systems or that store clients' information could also be harmed due to associated security breaches. Damage to our reputation or limitations on our eligibility for additional work or any liability resulting from a security breach in one of the systems we develop, install, maintain, or otherwise support could have a material adverse effect on our results of operations.
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

Internal system or service failures, or those of our vendors, including as a result of cyber or other security threats, could disrupt our business and impair our ability to effectively provide our services to our clients, which could damage our reputation and have a material adverse effect on our business and results of operations.
We create, implement, and maintain information technology and engineering systems and also use vendors to provide services that are often critical to our clients' operations, some of which involve sensitive information and may be conducted in war zones or other hazardous environments, or include information whose confidentiality is protected by law. As a result, we are subject to systems or service failures, not only resulting from our own failures or the failures of third-party service providers, natural disasters, power shortages, or terrorist attacks, but also from continuous exposure to cyber and other security threats, including computer viruses, attacks by computer hackers or physical break-ins. There has been an increase in the frequency and sophistication of the cyber and security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us because, as a cybersecurity services contractor, we hold classified or other sensitive information. As a result, we and our vendors face a heightened risk of a security breach or disruption with respect to sensitive information resulting from an attack by computer hackers, foreign governments, and cyber terrorists. While we put in place policies, controls, and technologies to help detect and protect against such attacks, we cannot guarantee that future incidents will not occur, and if an incident does occur, we may not be able to successfully mitigate the impact. We have been the target of these types of attacks in the past and future attacks are likely to occur. If successful, these types of attacks on our network or other systems or service failures could have a material adverse effect on our business and results of operations, due to, among other things, the loss of client or proprietary data, interruptions or delays in our clients' businesses, and damage to our reputation. In addition, the failure or disruption of our systems, communications, venors, or utilities could cause us to interrupt or suspend our operations, which could have a material adverse effect on our business and results of operations. In addition, if our employees inadvertently do not adhere to appropriate information security protocols, our protocols are inadequate, or our employees intentionally avoid these protocols, our or our client's sensitive information may be released thereby causing significant negative impacts to our reputation and expose us or our clients to liability.
If our or our vendors' systems, services, or other applications have significant defects or errors, are successfully attacked by cyber and other security threats, suffer delivery delays, or otherwise fail to meet our clients’ expectations, we may:

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

•
suffer claims by clients or impacted third parties for substantial damages, particularly as a result of any successful network or systems breach and exfiltration of client and/or third party information; or

•
incur significant costs, including fines from goverment regulators related to complying with applicable federal or state law, including laws pertaining to the security and protection of personal information.

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
We are focused on growing our presence in our addressable markets by: expanding our relationships with existing clients, developing new clients by leveraging our core competencies, further developing our existing capabilities and service offerings, and creating new capabilities and service offerings to address our clients' emerging needs, and undertaking business development efforts focused on identifying near-term developments and long-term trends that may pose significant challenges for our clients. These efforts entail inherent risks associated with innovation and competition from other participants in those areas, potential failure to help our clients respond to the challenges they face, our ability to comply with uncertain evolving legal standards applicable to certain of our service offerings, including those in the cybersecurity area, and, with respect to potential international growth, risks associated with operating in foreign jurisdictions, such as compliance with applicable foreign and U.S. laws and regulations that may impose different and, occasionally, conflicting or contradictory requirements, and the economic, legal, and political conditions in the foreign jurisdictions in which we operate. As we attempt to develop new relationships, clients, capabilities, and service offerings, these efforts could harm our results of operations due to, among other things, a diversion of our focus and resources and actual costs, opportunity costs of pursuing these opportunities in lieu of others and a failure to reach a profitable return on our investments in new technologies, capabilities, and businesses, including expenses on research and development investments, and these efforts could ultimately be unsuccessful. Additionally, the possibility exists that our competitors might develop new capabilities or service offerings that might cause our existing capabilities and service offerings to become obsolete. If we fail in our new capabilities development efforts or our capabilities or services fail to achieve market acceptance more rapidly than our competitors, our ability to procure new contracts could be negatively impacted, which would negatively impact our results of operations and financial condition.
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
We are subject to risks associated with operating internationally.
Our business operations are subject to a variety of risks associated with conducting business internationally, including:

•	Changes in or interpretations of laws or policies that may adversely affect the performance of our services;

•	Political instability in foreign countries;

•	Imposition of inconsistent or contradictory laws or regulations;

•	Reliance on the U.S. or other governments to authorize us to export products, technology, and services to clients and other business partners;

•	Conducting business in places where laws, business practices, and customs are unfamiliar or unknown, and;

•	Imposition of limitations on or increase of withholding and other taxes on payments by foreign subsidiaries or joint ventures.
In addition, we are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by business entities for the purpose of obtaining or retaining business. We have operations and deal with governmental clients in countries known to experience corruption, including certain emerging countries in the Middle East and Southeast Asia. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees, consultants or contractors that could be in violation of various laws including the FCPA and other anti-corruption laws, even though these parties are not always subject to our control. Our international operations also involve activities involving the transmittal of information, which may include personal data, that may expose us to data privacy laws in the jurisdictions in which we operate. If our data protection practices become subject to new or different restrictions, and to the extent such practices are not compliant with the laws of the countries in which we process data, we could face increased compliance expenses and face penalties for violating such laws or be excluded from those markets altogether, in which case our operations could be adversely affected. We are also subject to import-export control regulations restricting the use and dissemination of information classified for national security purposes and the export of certain products, services, and technical data, including requirements regarding any applicable licensing of our employees involved in such work.
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
The implementation of changes to our operating structure, capabilities, strategy or any other aspect of our business following an internal review, may materially alter various aspects of our business or our business model as an entirety and there can be no assurance that any such changes will be successful or that they will not ultimately have a negative effect on our business and results of operations.
We and our subsidiaries may incur debt in the future, which could substantially reduce our profitability, limit our ability to pursue certain business opportunities, and reduce the value of your investment.
As of March 31, 2016, we had approximately $1.6 billion of debt outstanding. The instruments governing our indebtedness may not prevent us or our subsidiaries from incurring additional debt in the future or other obligations that do not constitute indebtedness, which could increase the risks described below and lead to other risks. In addition, with the closing of our refinancing on May 7, 2014, we may increase the borrowing capacity under our senior secured credit agreement without the consent of any person other than the institutions agreeing to provide all or any portion of such increase, to an amount which would not cause our net consolidated secured leverage ratio to exceed 3.50:1.00, subject to certain closing conditions including pro forma compliance with financial covenants. The amount of our debt or such other obligations could have important consequences, including, but not limited to:

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
For fiscal 2016, we derived a substantial portion of our revenue from contracts with the U.S. government that are classified or subject to security restrictions that preclude the dissemination of certain information. In addition, a significant number of our employees have security clearances which preclude them from providing information regarding certain of our clients and services provided to such clients to other of our employees without security clearances and investors. Because we are limited in our ability to provide information about these contracts and services, the various risks associated with these contracts or services or any dispute or claims relating to such contracts or services, you may not have important information concerning our business, which will limit your insight into a substantial portion of our business and therefore may be less able to fully evaluate the risks related to that portion of our business.
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
Goodwill represents a significant asset on our balance sheet, and changes in future business conditions could cause these investments to become impaired, requiring substantial write-downs that would reduce our operating income.
As of March 31, 2016, the value of our goodwill was $1.4 billion. The amount of our recorded goodwill may substantially increase in the future as a result of any acquisitions that we make. We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. Impairment analysis is based on several factors requiring judgment and the use of estimates, which are inherently uncertain and based on assumptions that may prove to be inaccurate. Additionally, material changes in our financial outlook, as well as events outside of our control, such as deteriorating market conditions for companies in our industry, may indicate a potential impairment. When there is an impairment, we are required to write down the recorded amount of goodwill, which is reflected as charge against operating income. Such non-cash impairment charges could have a material adverse effect on our results of operations in the period in which they are recognized.
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
U.S. government agencies routinely audit, review, and investigate government contracts and government contractors’ administrative processes and systems. These agencies review our performance on contracts, pricing practices, cost structure, and compliance with applicable laws, regulations and standards, including applicable government cost accounting standards. These agencies also review our compliance with government regulations and policies, and the DCAA audits, among other areas, the adequacy of our internal control systems and policies, including our purchasing, property, estimating, earned value and accounting systems. These internal control systems could focus on significant elements of costs, such as executive compensation. Determination of a significant internal control deficiency by a government agency could result in increased payment withholding that might materially increase our accounts receivable days sales outstanding and adversely affect our cash flow. In particular, over time the DCMA has increased and may continue to increase the proportion of executive compensation that it deems unallowable and the size of the executive population whose compensation is disallowed, which will continue to materially and adversely affect our results of operations or financial condition including the requirement to carry an increased level of reserves. Recent legislation and regulations implementing new limitations on the amount of allowable executive compensation costs contribute to increased regulatory scrutiny of the allowability of employee compensation costs, which can lead to greater amounts of employee compensation cost being disallowed. We recognize as revenue, net of reserves, executive compensation that we determine, based on management's estimates, to be allowable; management's estimates in this regard are based on a number of factors that may change over time, including executive compensation survey data, our and other government contractors' experiences with the DCAA audit practices in our industry and relevant decisions of courts and boards of contract appeals. Any costs found to be unallowable under a contract will not be reimbursed, and any such costs already reimbursed must be refunded. Further, the amount of any such refund may exceed reserves established by management based on estimates and assumptions that are inherently uncertain. Moreover, if any of the administrative processes and business systems, some of which are currently certified as effective, are found not to comply with government imposed requirements, we may be subjected to increased government scrutiny and approval that could delay or otherwise adversely affect our ability to compete for or perform contracts or to be paid timely. Unfavorable U.S. government audit, review, or investigation results could subject us to civil or criminal penalties or administrative sanctions, and could harm our reputation and relationships with our clients and impair our ability to be awarded new contracts, which could affect our future sales and profitability by preventing us, by operation of law or in practice, from receiving new government contracts for some period of time. In addition, if our invoicing system were found to be inadequate following an audit by the DCAA, our ability to directly invoice U.S. government payment offices could be eliminated. As a result, we would be required to submit each invoice to the DCAA for approval prior to payment, which could materially increase our accounts receivable days sales outstanding and adversely affect our cash flow. In addition, proposed regulatory changes, if adopted, would require the Department of Defense’s contracting officers to impose contractual withholdings at no less than certain minimum levels based on assessments of a contractor’s business systems. An unfavorable outcome to an audit, review, or investigation by any U.S. government agency could materially and adversely affect our relationship with the U.S. government. If a government investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, withholding of payments, suspension of payments, fines, and suspension or debarment from doing business with the U.S. government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Provisions that we have recorded in our financial statements as a compliance reserve may not cover actual losses. Furthermore, the disallowance of any costs previously charged could directly and negatively affect our current results of operations for the relevant prior fiscal periods, and we could be required to repay any such disallowed amounts. Each of these results could materially and adversely affect our results of operations or financial condition.
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
As of March 31, 2016, Carlyle, through Coinvest, owned shares of our Class A Common Stock representing approximately 20% of our outstanding voting power.
Coinvest is a party to the amended and restated stockholders agreement pursuant to which Carlyle has the right to nominate two members of our board of directors. The number of directors that Carlyle is entitled to nominate will be reduced to one director at such time as Carlyle holds less than 15%, but at least 5%, of our outstanding Class A Common Stock. Carlyle is in the business of making investments in companies, and may from time to time in the future acquire controlling interests in businesses engaged in management and technology consulting that complement or directly or indirectly compete with certain portions of our business. If Carlyle pursues such acquisitions in our industry, those acquisition opportunities may not be available to us. In addition, to the extent that Carlyle acquires a controlling interest in one or more companies that provide services or products to the U.S. government, our affiliation with any such company through Carlyle could create organizational conflicts of interest and similar issues for us under federal procurement laws and regulations. See “— Risks Related to Our Business — Recent efforts by the U.S. government to revise its organizational conflicts of interest rules could limit our ability to successfully compete for new contracts or task orders, which would adversely affect our results of operations.”
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
Indebtedness under our senior secured credit agreement is secured by a lien on substantially all of our assets. Accordingly, if an event of default were to occur under our senior secured credit agreement, the senior secured lenders under such facilities would have a prior right to our assets, to the exclusion of our general creditors in the event of our bankruptcy, insolvency, liquidation, or reorganization. In that event, our assets would first be used to repay in full all indebtedness and other obligations secured by them (including all amounts outstanding under our senior secured credit agreement), resulting in all or a portion of our assets being unavailable to satisfy the claims of our unsecured indebtedness. Only after satisfying the claims of our unsecured creditors and our subsidiaries’ unsecured creditors would any amount be available for our equity holders. The pledge of these assets and other restrictions may limit our flexibility in raising capital for other purposes. Because substantially all of our assets are pledged under these financing arrangements, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on our financial flexibility. As of March 31, 2016, we had $1.6 billion of indebtedness outstanding under our senior secured credit agreement and had $463.2 million of capacity available for additional borrowings under the revolving portion of our senior secured credit agreement. In addition, we may, increase the borrowing capacity under our senior secured credit agreement without the consent of any person other than the institutions agreeing to provide all or any portion of such increase, to an amount not to exceed $300 million, subject to certain closing conditions including pro forma compliance with financial covenants.
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
In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which imposes additional requirements regarding mergers and other business combinations. These provisions may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if the provisions are viewed as discouraging takeover attempts in the future.
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
As of March 31, 2016, Carlyle owned 29,660,000 shares of our Class A Common Stock, or approximately 20% of our outstanding Class A Common Stock. If Carlyle sells, or the market perceives that Carlyle intends to sell, a substantial portion of its beneficial ownership interest in us in the public market, the market price of our Class A Common Stock could decline significantly. The sales also could make it more difficult for us to sell equity or equity-related securities at a time and price that we deem appropriate.
As of March 31, 2016, 147,992,462 shares of our Class A Common Stock were outstanding. In addition to the shares owned by Carlyle, 4,219,924 shares of our Class A Common Stock which are held by directors, executive officers and other affiliates, are restricted securities within the meaning of Rule 144 under the Securities Act eligible for resale in the public market subject to volume, manner of sale and holding period limitations under Rule 144 under the Securities Act. In addition, 17,940,858 shares of our Class A Common Stock underlying equity awards that are either subject to the terms of our Equity Incentive Plan or reserved for future issuance under our Equity Incentive Plan, including 5,793,008 shares issuable upon the exercise of outstanding stock options at an average price of $11.82 and 769,494 shares issuable upon settlement of restricted stock units granted under our Equity Incentive Plan, are eligible for sale in the public market to the extent permitted by the provisions of various option agreements and, to the extent held by affiliates, the volume and manner of sale restrictions of Rule 144. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the price of our Class A Common Stock could decline substantially.

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
We do not own any facilities or real estate. Our corporate headquarters is located at 8283 Greensboro Drive, McLean, Virginia 22102. We lease other operating offices and facilities throughout North America, and a limited number of overseas locations. Our principal offices outside of McLean, Virginia include: Annapolis Junction, Maryland; Rockville, Maryland; San Diego, California; Herndon, Virginia and Washington, D.C. We have a number of Sensitive Compartmented Information Facilities, which are enclosed areas within buildings that are used to perform classified work for the U.S. Intelligence Community. Many of our employees are located in facilities provided by the U.S. government. The total square footage of our leased offices and facilities is approximately 2.45 million square feet. We believe our facilities meet our current needs.

Item 3.	Legal Proceedings
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts that currently range up to $0 million or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of March 31, 2016 and 2015, there are no material amounts accrued in the consolidated financial statements related to these proceedings.
Six former officers and stockholders who had departed the company prior to the Acquisition have filed a total of nine suits in various jurisdictions, with original filing dates ranging from July 3, 2008 through December 15, 2009, against us and certain of our current and former directors and officers. Three of these suits were amended on July 2, 2010 and then further amended into one consolidated complaint on September 7, 2010. Another two of the original nine suits were consolidated into one complaint on September 24, 2014. Each of the suits arises out of the Acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the Acquisition. Some of the suits also allege that the acquisition price paid to stockholders was insufficient. The various suits assert claims for breach of contract, tortious interference with contract, breach of fiduciary duty, civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations, violations of the Employee Retirement Income Security Act, or ERISA, and/or securities and common law fraud. Three of these suits have been dismissed with all appeals exhausted. The two suits that were consolidated into one action on September 24, 2014 were settled on April 16, 2015. One of the remaining suits has been dismissed by the United States District Court for the Southern District of California and is on appeal before the United States Court of Appeals for the Ninth Circuit. The other three remaining suits that were previously consolidated on September 7, 2010 have been dismissed by the United States District Court for the Southern District of New York and are on appeal before the United States Court of Appeals for the Second Circuit. The aggregate alleged damages sought in these four remaining suits is approximately $291.7 million (which is sought to be trebled pursuant to RICO), plus punitive damages, costs, and fees. Although the outcome of any of these cases is inherently uncertain and may be materially adverse, based on current information, we do not expect them to have a material adverse effect on our financial condition and results of operations.

Item 4.	Mine Safety Disclosures
None.
Executive Officers of the Registrant
The following table sets forth information about our executive officers as of the date hereof:

Name	Age	Position
Horacio D. Rozanski	48	President and Chief Executive Officer
Kevin L. Cook	61	Executive Vice President, Chief Financial Officer and Treasurer
Karen M. Dahut	52	Executive Vice President
Lloyd W. Howell, Jr.	49	Executive Vice President
Nancy J. Laben	54	Executive Vice President, Chief Legal Officer and Secretary
Joseph Logue	51	Executive Vice President
Joseph W. Mahaffee	58	Executive Vice President, Chief Administrative Officer and Chief Information Security Officer
John D. Mayer	70	Executive Vice President
Susan L. Penfield	54	Executive Vice President
Elizabeth M. Thompson	61	Executive Vice President and Chief Personnel Officer
Horacio D. Rozanski is our President and Chief Executive Officer and served as our Chief Operating Officer until January 1, 2015. Mr. Rozanski served as the Chief Strategy and Talent Officer in 2010 and, prior to that, Chief Personnel Officer of our company from 2002 through 2010. Mr. Rozanski joined our company in 1992. He serves on the boards of advisors for the Jewish Primary Day School of the Nation’s Capital and the Center for Talent Innovation.
Kevin L. Cook is an Executive Vice President and our Chief Financial Officer and Treasurer. Mr. Cook has previously announced his retirement from the positions of Chief Financial Officer and Treasurer effective July 1, 2016. He previously served as the company's Corporate Controller. Mr. Cook joined the company in 1986 as Manager, Project Cost Accounting. He left the company in 1996 to take on the role of Senior Vice President, Client Development for what is now JAMIS Software. Mr. Cook returned to Booz Allen in the spring of 2003 as Director, Financial Reporting Systems. In April of 2008, Mr. Cook was selected as the Corporate Controller for the company. Mr. Cook received his B.S. degree with a concentration in Accounting from Towson University in 1977, and an MBA with a concentration in Management in 1981 from the University of Baltimore. In 1982, he became a Certified Public Accountant (CPA) in the State of Maryland.
Karen M. Dahut is an Executive Vice President and is the group leader for the company's Civil Commercial Group.  Ms. Dahut joined our company in 2002 and became a Senior Vice President in 2004. Ms. Dahut led the company's Strategic Innovations Group from 2012 to April 2016. Previously, she also led the company's Analytics business and its US Navy and Marine Corps business. She serves on the company's Employee Capital Accumulation Plan Board of Trustees. Ms. Dahut is a board member of the Northern Virginia Technology Council and serves on the board of trustees for Stone Ridge School of the Sacred Heart in Bethesda, Maryland.
Lloyd W. Howell, Jr. is an Executive Vice President of our company and has been appointed to succeed Mr. Cook as our Chief Financial Officer and Treasurer effective July 1, 2016. Mr. Howell previously served as the group leader for our Civil Commercial Group. Mr. Howell joined our company in 1988, left in 1991, rejoined in 1995 and became an Executive Vice President in 2005. He served as chairman of our Ethics & Compliance Committee for over seven years, until April 2014. Mr. Howell serves on the boards of directors of Integra Life Sciences (IART), Partnership for Public Service and Capital Partners for Education. Mr. Howell also serves on the board of overseers for the School of Engineering and Applied Science at the University of Pennsylvania.
Nancy J. Laben is an Executive Vice President of our company and our Chief Legal Officer and Secretary. Ms. Laben joined our company in September 2013. Before joining our company, Ms. Laben served as General Counsel of AECOM Technology Corporation from June 2010 to August 2013, where she was responsible for all legal support. Prior to June 2010, Ms. Laben served as Deputy General Counsel at Accenture plc beginning in 1989. Prior to Accenture, Ms. Laben served in the law department at IBM Corporation.
Joseph Logue is an Executive Vice President of our company and is the group leader for our Defense Intelligence Group. Mr. Logue joined our company in 1997 and became an Executive Vice President in 2009. Previously, he led our former commercial Information Technology practice.

Joseph W. Mahaffee is an Executive Vice President and our Chief Administrative Officer (CAO) and Chief Information Security Officer (CISO). Prior to assuming his CAO and CISO roles, Mr. Mahaffee served in a variety of client/market-facing leadership roles to include Client Service Officer for our NSA account; Assurance and Resilience Capability Leader; and the Northeast Region Leader. Mr. Mahaffee has primarily focused his career serving clients in the Defense and Intelligence Community markets. Altogether, he has more than 36 years of professional experience in Cybersecurity, systems engineering, communications, information assurance, and signals intelligence. Prior to joining our company, Mr. Mahaffee was an information security engineer with the National Security Agency. He is presently serving as the company's representative to the Defense Industrial Base.
John D. Mayer is an Executive Vice President of our company and formerly the lead for the company's International business. Mr. Mayer joined our company in 1997 and became an Executive Vice President in 2009. He is the former chairman of the board of directors of the Homeland Security and Defense Business Council, a member of the board of the Washington Education and Tennis Foundation, and was a former member of the Corporate Advisory Board for the Darden School of Business at the University of Virginia.
Susan L. Penfield is an Executive Vice President of our company and is the group leader for our Strategic Innovation Group (SIG). Ms. Penfield has over 25 years of strategy, technology, marketing and solutions delivery experience. Prior to becoming the group leader for the SIG, Ms. Penfield led the company's Health business, where she drove technology and transformation initiatives across the Federal, commercial and non-profit health space. She serves on the board of directors of the Children's Inn at the National Institutes of Health and the national Chapter of the American Red Cross. Ms. Penfield is a member of the Washington Women's Forum and the National Association for Female Executives (NAFE), and was recognized by the NAFE as its 2015 Digital Trailblazer.
Elizabeth M. Thompson is an Executive Vice President of our company and serves as our Chief Personnel Officer. Ms. Thompson joined our company in 2008. Ms. Thompson served as Vice President of Human Resources for Fannie Mae from 2000 to 2008. Ms. Thompson holds an M.S. in Human Resources and Personnel Management from American University. Ms. Thompson is also a member of the board of directors of the Thurgood Marshall College Fund.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information
Our Class A Common Stock began trading on the New York Stock Exchange on November 17, 2010. At the annual meeting of stockholders held on July 31, 2014, the stockholders approved a proposal to amend and restate the certificate of incorporation, which had the effect of converting all issued and outstanding shares of Class B Non-Voting Common Stock and Class C Restricted Common Stock into shares of Class A Common Stock on a one-for-one basis. The conversion was effected on August 13, 2014 when the Company filed its third amended and restated certificate of incorporation with the Secretary of State of the State of Delaware. As a result of the conversion, there were no shares of Class B Non-Voting Common Stock and Class C Restricted Common Stock outstanding at such time. On September 30, 2015, the Company purchased, at par value, all issued and outstanding shares of Class E special voting common stock in connection with the exercise of the final tranche of rollover options during the second quarter of fiscal 2016. There is no established trading market for each of our Class B Non-Voting Common Stock, Class C Restricted Common Stock, or Class E Special Voting Common Stock. On May 10, 2016, there were 25,631 beneficial holders of our Class A Common Stock. The following table sets forth, for the periods indicated, the high and low sales price per share of our Class A Common Stock as reported by the New York Stock Exchange:

	High	Low
Fiscal 2016
1st Quarter	$29.27	$23.87
2nd Quarter	28.11	25.10
3rd Quarter	31.34	25.50
4th Quarter	31.03	25.03
Fiscal 2015
1st Quarter	$25.32	$20.84
2nd Quarter	24.51	20.65
3rd Quarter	27.82	23.27
4th Quarter	31.30	25.82

Dividends
On May 21, 2015, we announced a regular quarterly cash dividend in the amount of $0.13 per share. The quarterly dividend was paid on June 30, 2015 to stockholders of record on June 10, 2015.
On July 29, 2015, we announced a regular quarterly cash dividend in the amount of $0.13 per share. The quarterly dividend was paid on August 31, 2015 to stockholders of record on August 10, 2015.
On October 28, 2015, we announced a regular quarterly cash dividend in the amount of $0.13 per share. The quarterly dividend was paid on November 30, 2015 to stockholders of record on November 10, 2015.
On January 27, 2016, we announced a regular quarterly cash dividend in the amount of $0.15 per share. The quarterly dividend was paid on February 29, 2016 to stockholders of record on February 10, 2016.
Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
The following table shows the share repurchase activity for each of the three months in the quarter ended March 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2016	—	—	—	$96,023,452
February 2016	900,000	27.04	900,000	$71,670,717
March 2016	—	—	—	$71,670,717
Total	900,000		900,000

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

Use of Proceeds from Registered Securities
None.

Performance
The graph set forth below compares the cumulative shareholder return on our Common Stock between March 31, 2011 and March 31, 2016, to the cumulative return of (i) the Russell 1000 Index and (ii) the Dow Jones US Computer Services Index over the same period. This graph assumes an initial investment of $100 on March 31, 2011 in our common stock, the Russell 1000 Index, and the Dow Jones US Computer Services Index and assumes the reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.
COMPARISON OF CUMULATIVE TOTAL RETURNS
ASSUMES $100 INVESTED ON MARCH 31, 2011
ASSUMES DIVIDEND REINVESTED

Company/Market/Peer Group	3/31/2011	3/31/2012	3/31/2013	3/31/2014	3/31/2015	3/31/2016
Booz Allen Hamilton Holding Corp	$100.00	$95.04	$130.52	$243.70	$342.21	$365.29
Russell 1000 Index	$100.00	$107.86	$123.42	$151.09	$170.33	$171.18
DJ US Computer Services Index	$100.00	$123.13	$129.67	$126.72	$122.57	$121.86

Item 6.	Selected Financial Data
The selected consolidated statements of operations data for fiscal 2016, fiscal 2015, and fiscal 2014 and the selected consolidated balance sheet data as of March 31, 2016 and 2015 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated statement of operations data for fiscal 2013 and fiscal 2012 and the selected consolidated balance sheet data as of March 31, 2014, 2013 and 2012 have been derived from audited consolidated financial statements which are not included in this Annual Report. Our historical results are not necessarily indicative of the results that may be expected for any future period. The selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report.

	Fiscal Year Ended March 31,
(In thousands, except share and per share data)	2016	2015	2014	2013	2012
Consolidated Statements of Operations:
Revenue	$5,405,738	$5,274,770	$5,478,693	$5,758,059	$5,859,218
Operating costs and expenses:
Cost of revenue	2,580,026	2,593,849	2,716,113	2,871,240	2,934,378
Billable expenses	1,513,083	1,406,527	1,487,115	1,532,590	1,542,822
General and administrative expenses	806,509	752,912	742,527	833,986	903,721
Depreciation and amortization	61,536	62,660	72,327	74,009	75,205
Restructuring charge	—	—	—	—	15,660
Total operating costs and expenses	4,961,154	4,815,948	5,018,082	5,311,825	5,471,786
Operating income	444,584	458,822	460,611	446,234	387,432
Interest expense	(70,815)	(71,832)	(78,030)	(70,284)	(48,078)
Other, net	5,693	(1,072)	(1,794)	(7,639)	4,520
Income before income taxes	379,462	385,918	380,787	368,311	343,874
Income tax expense	85,368	153,349	148,599	149,253	103,919
Net income	$294,094	$232,569	$232,188	$219,058	$239,955
Earnings per common share (1):
Basic	$1.98	$1.58	$1.62	$1.56	$1.83
Diluted	$1.94	$1.52	$1.54	$1.45	$1.70
Weighted average common shares outstanding (1):
Basic	146,494,407	145,414,120	141,314,544	134,402,729	130,145,689
Diluted	149,719,137	150,375,531	148,681,074	144,854,724	140,812,012
Dividends declared per share	$0.54	$1.46	$2.40	$8.36	$0.09

	As of March 31,
(In thousands)	2016	2015	2014	2013	2012
Consolidated Balance Sheets:
Cash and cash equivalents	$187,529	$207,217	$259,994	$350,384	$484,368
Working capital	249,858	299,675	309,186	469,992	798,704
Total assets	3,010,171	2,863,982	2,915,229	3,144,983	3,293,974
Long-term debt, net of current portion	1,484,448	1,555,761	1,567,893	1,637,098	909,898
Stockholders’ equity	408,488	186,498	171,636	226,793	1,185,185

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

Overview
We are a leading provider of management and technology, consulting, and engineering services to the U.S. and international governments, major corporations, and not-for-profit organizations. Our ability to deliver value to our clients has always been, and continues to be, a product of the character and expertise of our people. Our talent base of approximately 22,600 people deliver value and results to our clients by combining core consulting skills and domain expertise with functional expertise in areas such as engineering and science, systems delivery, cyber, and analytics, all fostered by a culture of innovation that extends to all reaches of the company.
Through our dedication to our clients' missions, and a commitment to evolving our business to address client's needs, we have longstanding and deep relationships with our clients -- some more than 75 years. We support critical missions for a diverse base of federal government clients, including nearly all of the U.S. government's cabinet-level departments, and federal contract vehicles, as well as increasingly for top-tier commercial and international clients. We support these clients by addressing complex and pressing challenges such as combating global terrorism, improving cyber capabilities, transforming the healthcare system, improving efficiency and managing change within the government. Our U.S. commercial clients are primarily in the financial services, healthcare and life sciences, energy, high-tech manufacturing, retail, and automotive industries. Our international clients are primarily in the Middle East, along with a new and growing presence in Southeast Asia.

Financial and Other Highlights
During fiscal 2016, the Company invested in its long term growth strategy by investing in key capabilities and markets while also increasing spending on bid and proposal activity to address a strong pipeline of opportunities that translated into an increase in total backlog. The Company's focus on innovation and business development also resulted in increased indirect spending over the comparable prior year period.
Revenue increased 2.5% from fiscal 2015 to fiscal 2016 as a result of an increase in client demand, which includes an increase in billable expenses, as well as the increase in indirect spending over the prior year period which had the effect of increasing revenue on cost reimbursable contracts. The increase in billable expenses was due to an increased use of subcontractors on contracts, which includes the impact of an increase in small business procurement goals set by the U.S. government. In addition, contracts that require the Company to incur direct expenses on behalf of our clients increased over the prior year period. The growth in indirect spending for the year was primarily driven by increased marketing, administrative, and bid and proposal activities in order to drive continued growth in fiscal 2017.
Operating income decreased 3.1% to $444.6 million in fiscal 2016 from $458.8 million in fiscal 2015, which reflects a 50 basis point decrease in operating margin to 8.2% from 8.7% in the comparable period. The decrease in operating income was primarily attributable to the increase in indirect spending during fiscal 2016, and to a smaller degree the increase in billable expenses, both factors of which are discussed above. These decreases in operating income were partially offset by a net decrease in the Company's provisions for the potential recovery of allowable expenses recorded during fiscal 2016 without a similar net change for fiscal 2015.

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

•
"Adjusted Net Income" represents net income before: (i) certain stock option-based and other equity-based compensation expenses, (ii) transaction costs, fees, losses, and expenses, including fees associated with debt prepayments, (iii) adjustments related to the amortization of intangible assets, (iv) amortization or write-off of debt issuance costs and write-off of original issue discount, and (v) any extraordinary, unusual, or non-recurring items net of the tax effect where appropriate calculated using an assumed effective tax rate. We prepare Adjusted Net Income to eliminate the impact of items, net of tax, we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature.

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

	Fiscal Year Ended March 31,
(Amounts in thousands, except share and per share data)	2016	2015	2014
	(Unaudited)
Adjusted Operating Income
Operating Income	$444,584	$458,822	$460,611
Certain stock-based compensation expense (a)	—	—	1,094
Amortization of intangible assets (b)	4,225	4,225	8,450
Transaction expenses (c)	—	2,039	—
Adjusted Operating Income	$448,809	$465,086	$470,155
EBITDA & Adjusted EBITDA
Net income	$294,094	$232,569	$232,188
Income tax expense	85,368	153,349	148,599
Interest and other, net	65,122	72,904	79,824
Depreciation and amortization	61,536	62,660	72,327
EBITDA	506,120	521,482	532,938
Certain stock-based compensation expense (a)	—	—	1,094
Transaction expenses (c)	—	2,039	—
Adjusted EBITDA	$506,120	$523,521	$534,032
Adjusted Net Income
Net income	$294,094	$232,569	$232,188
Certain stock-based compensation expense (a)	—	—	1,094
Amortization of intangible assets (b)	4,225	4,225	8,450
Transaction expenses (c)	—	2,039	—
Release of income tax reserves (d)	(53,301)	—	—
Amortization or write-off of debt issuance costs and write-off of original issue discount	5,201	6,545	6,719
Adjustments for tax effect (e)	(3,770)	(5,124)	(6,505)
Adjusted Net Income	$246,449	$240,254	$241,946
Adjusted Diluted Earnings Per Share
Weighted-average number of diluted shares outstanding	149,719,137	150,375,531	148,681,074
Adjusted Net Income Per Diluted Share (f)	$1.65	$1.60	$1.63
Free Cash Flow
Net cash provided by operating activities	$249,234	$309,958	$332,718
Less: Purchases of property and equipment	(66,635)	(36,041)	(20,905)
Free Cash Flow	$182,599	$273,917	$311,813

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

(b)	Reflects amortization of intangible assets resulting from the Acquisition.

(c)	Fiscal 2015 reflects debt refinancing costs incurred in connection with the refinancing transaction consummated on May 7, 2014.

(d)	Release of pre-acquisition income tax reserves assumed by the Company in connection with the Acquisition of our Company by The Carlyle Group.

(e)	Reflects tax effect of adjustments at an assumed marginal tax rate of 40%.

(f)
Excludes an adjustment of approximately $3.5 million, $3.4 million, and $3.1 million of net earnings for fiscal 2016, 2015, and 2014, respectively, associated with the application of the two-class method for computing diluted earnings per share.

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

Sources of Revenue
Substantially all of our revenue is derived from services provided under contracts and task orders with the U.S. government, primarily by our consulting staff and, to a lesser extent, our subcontractors. Funding for our contracts and task orders is generally linked to trends in budgets and spending across various U.S. government agencies and departments. We provide services under a large portfolio of contracts and contract vehicles to a broad client base, and we believe that our diversified contract and client base lessens potential volatility in our business; however, a reduction in the amount of services that we are contracted to provide to the U.S. government or any of our significant U.S. government clients could have a material adverse effect on our business and results of operations. In particular, the Department of Defense is one of our significant clients, and the Budget Control Act of 2011 (as amended by the American Taxpayer Relief Act of 2012, the Bipartisan Budget Act of 2013 and the Bipartisan Budget Act of 2015), provides for automatic spending cuts totaling approximately $1.2 trillion between 2013 and 2021, and requires an estimated $500 billion in federal defense spending cuts over this time period. The Bipartisan Budget Act of 2015 raised existing spending caps on defense spending by $25 billion and $15 billion for government fiscal years 2016 and 2017, respectively, but did not address spending caps beyond fiscal 2017. A reduction in the amount of services that we are contracted to provide to the Department of Defense could have a material adverse effect on our business and results of operations, and given the uncertainty of when and how these automatic reductions may be applied, we are unable to predict the nature or magnitude of the potential adverse effect.
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

The amount of risk and potential reward varies under each type of contract. Under cost-reimbursable contracts, there is limited financial risk, because we are reimbursed for all allowable costs up to a ceiling. However, profit margins on this type of contract tend to be lower than on time-and-materials and fixed-price contracts. Under time-and-materials contracts, we are reimbursed for the hours worked using the predetermined hourly rates for each labor category. In addition, we are typically reimbursed for other contract direct costs and expenses at cost. We assume financial risk on time-and-materials contracts because our labor costs may exceed the negotiated billing rates. Profit margins on well-managed time-and-materials contracts tend to be higher than profit margins on cost-reimbursable contracts as long as we are able to staff those contracts with people who have an appropriate skill set. Under fixed-price contracts, we are required to deliver the objectives under the contract for a pre-determined price. Compared to time-and-materials and cost-reimbursable contracts, fixed-price contracts generally offer higher profit margin opportunities because we receive the full benefit of any cost savings but generally involve greater financial risk because we bear the impact of any cost overruns. In the aggregate, the contract type mix in our revenue for any given period will affect that period's profitability. During our fiscal year 2015 we realized the conversion of a material cost reimbursable contract in the U.S. government market to fixed price.  Additionally, we continue to generate an increasing fixed price contract base in our commercial and international markets. In the immediate forseeable future, we do not anticipate any macro drivers that will cause our fixed price percentage to materially increase or decrease, and we expect our percentage of fixed price work to be roughly 20%-25% of our total revenue mix.  Changes in contract type as a result of re-competes and new business could influence the percentage/mix in an unanticipated way.
The table below presents the percentage of total revenue for each type of contract:

	Fiscal Year Ended March 31,
	2016	2015	2014
Cost-reimbursable (1)	51%	55%	57%
Time-and-materials	26%	25%	28%
Fixed-price (2)	23%	20%	15%

(1)	Includes both cost-plus-fixed-fee and cost-plus-award-fee contracts.

(2)	Includes fixed-price level of effort contracts.
Contract Diversity and Revenue Mix
We provide services to our clients through a large number of single award contracts and contract vehicles and multiple award contract vehicles. Most of our revenue is generated under indefinite delivery/indefinite quantity, or ID/IQ, contract vehicles, which include multiple award government wide acquisition contract vehicles, or GWACs, and General Services Administration Multiple Award Schedule Contracts, or GSA schedules, and certain single award contracts. GWACs and GSA schedules are available to all U.S. government agencies. Any number of contractors typically compete under multiple award ID/IQ contract vehicles for task orders to provide particular services, and we earn revenue under these contract vehicles only to the extent that we are successful in the bidding process for task orders. No single task order under any ID/IQ contract represented more than 2.4% of our revenue in fiscal 2016. No single definite contract accounted for more than 3% of our revenue in fiscal 2016.
We generate revenue under our contracts and task orders through our provision of services as both a prime contractor and subcontractor, as well as from the provision of services by subcontractors under contracts and task orders for which we act as the prime contractor. For fiscal 2016, 2015, and 2014, 90%, 91%, and 91%, respectively, of our revenue was generated by contracts and task orders for which we served as a prime contractor; 10%, 9%, and 9%, respectively, of our revenue was generated by contracts and task orders for which we served as a subcontractor; and 24%, 23%, and 23%, respectively, of our revenue was generated by services provided by our subcontractors. The mix of these types of revenue affects our operating margin. Substantially all of our operating margin is derived from direct consulting staff labor as the portion of our operating margin derived from fees we earn on services provided by our subcontractors is not significant. We view growth in direct consulting staff labor as the primary driver of earnings growth. Direct consulting staff labor growth is driven by consulting staff headcount growth, after attrition, and total backlog growth.
Our People
Revenue from our contracts is derived from services delivered by consulting staff and, to a lesser extent, from our subcontractors. Our ability to hire, retain, and deploy talent with skills appropriately aligned with client needs is critical to our ability to grow our revenue. We continuously evaluate whether our talent base is properly sized and appropriately compensated, and contains an optimal mix of skills to be cost competitive and meet the rapidly evolving needs of our clients. We seek to achieve that result through recruitment and management of capacity and compensation. As of March 31, 2016, 2015, and 2014 we employed approximately 22,600, 22,500, and 22,700 people, respectively, of which approximately 20,300, 20,500, and 20,600, respectively, were consulting staff.
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
The following table summarizes the value of our contract backlog at the respective dates presented:

	Fiscal Year Ended March 31,
	2016	2015	2014
	(In millions)
Backlog:
Funded	$2,673	$2,691	$2,290
Unfunded (1)	2,546	2,121	2,343
Priced options	6,595	4,548	5,205
Total backlog	$11,814	$9,360	$9,838

(1)
Amounts as of fiscal 2015 and 2014 reflect a reduction by management to the revenue value of orders for services under one then-existing single award ID/IQ contract the Company had for several years, based on an established pattern of funding under this contract by the U.S. government.

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
We view growth in total backlog and consulting staff headcount as the two key measures of our potential business growth. Growing and deploying consulting staff is the primary means by which we are able to achieve profitable revenue growth. To the extent that we are able to hire additional consulting staff and deploy them against funded backlog, we generally recognize increased revenue. Total backlog increased by 26.2% from March 31, 2015 to March 31, 2016 and decreased 4.9% from March 31, 2014 to March 31, 2015. Additions to funded backlog, during fiscal 2016 and 2015 totaled $5.4 billion and $5.7 billion, respectively, with the decrease from fiscal 2015 to fiscal 2016 due to the increase in burn rate of funded backlog compared to awarded task orders under which funding was appropriated. We report internally on our backlog on a monthly basis and review backlog upon occurrence of certain events to determine if any adjustments are necessary.
We cannot predict with any certainty the portion of our backlog that we expect to recognize as revenue in any future period and we cannot guarantee that we will recognize any revenue from our backlog. The primary risks that could affect our ability to recognize such revenue on a timely basis or at all are: program schedule changes, contract modifications, and our ability to assimilate and deploy new consulting staff against funded backlog; cost cutting initiatives and other efforts to reduce U.S. government spending, which could reduce or delay funding for orders for services; and delayed funding of our contracts due to delays in the completion of the U.S. government's budgeting process and the use of continuing resolutions by the U.S. government to fund its operations. Funded backlog includes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the funded backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a pre-determined expiration date such as the end of the U.S. government's fiscal year. The revenue value of orders included in funded backlog that has not been recognized as revenue due to period of performance expirations has not exceeded approximately 7.9% of funded backlog as of the end of any of the four fiscal quarters preceding the fiscal quarter ended March 31, 2016. In our recent experience, none of the following additional risks have had a material negative effect on our ability to realize revenue from our funded backlog: the unilateral right of the U.S. government to cancel multi-year contracts and related orders or to terminate existing contracts for convenience or default; in the case of unfunded backlog, the potential that funding will not be made available; and, in the case of priced options, the risk that our clients will not exercise their options.
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
We have a contingent consideration arrangement in connection with a business acquisition which requires a fair value measurement using inputs such as projected cash flows and volatility. The use of different values for these inputs could have a material impact on the valuation. Any adjustment to the fair value of contingent consideration is recorded in earnings. See Note 17 to our consolidated financial statements for further information about the valuation of the contingent consideration liability and the inputs used in the fair value measurement.
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
As our business is highly integrated and all of our components have similar economic characteristics, we concluded that we have one reporting unit at the consolidated entity level, which is the same as our single operating segment. We test goodwill for impairment using the quantitative method (primarily based on market capitalization). We test the trade name for impairment using the relief from royalty method. Our other amortizable intangible assets are tested by comparing revenue projections to actuals and assessing qualitative factors. We perform our annual testing for impairment of goodwill, the trade name, and other amortizable intangible assets as of January 1 of each year.
During the fiscal years ended March 31, 2016, 2015, and 2014, we did not record any impairment of goodwill, our trade name or other amortizable intangible assets. Further, we do not consider any of the goodwill, trade name, or other amortizable intangible assets at risk of impairment.
Share-Based Payments
We use the Black-Scholes option-pricing model to estimate the fair value for stock options. Critical inputs into the Black-Scholes option-pricing model include the following: option exercise price, fair value of the stock price, expected life of the option, annualized volatility of the stock, annual rate of quarterly dividends on the stock, and the risk-free interest rate.
During fiscal 2016, the Company’s Board of Directors authorized and declared recurring cash dividends in the amount of $0.13 per share (declared in the first three quarters) and $0.15 per share (declared in the fourth quarter) to holders of Booz Allen Holding’s Class A Common Stock. Therefore, an annualized dividend yield between 1.79% and 2.27% was used in the Black-Scholes option-pricing model for all grants made during the fiscal year. Implied volatility is calculated as of each grant date based on our historical volatility along with an assessment of the historical volatility of a peer group of publicly traded companies. Until the historical volatility of the Company is available for a period consistent with the expected option term, we will continue to compare to a peer group volatility data to estimate expected volatility for future option grants. Other than the expected life of the option, volatility is the most sensitive input to our option grants. To be consistent with all other implied calculations, the same peer group used to calculate other implied metrics is also used to calculate implied volatility. The expected term is estimated using historical exercise patterns of our equity award recipients.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard that will replace existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. In July 2015, the FASB approved a one-year delay in the effective date of the standard to January 1, 2018, with an option that would permit companies to adopt the standard as early as the original effective date. Early adoption prior to the original effective date is not permitted. With the one-year delay enacted, the new standard will be effective for the Company beginning on April 1, 2018 (i.e., beginning with the first quarter fiscal 2019 interim financial statements). The new standard may be adopted retrospectively for all periods presented, or adopted using a modified retrospective approach. Under the retrospective approach, the fiscal 2018 and 2017 financial statements would be adjusted to reflect the effects of adopting the new standard in those periods. Under the modified retrospective approach, the new standard would only be adopted for the period beginning April 1, 2018 to new contracts and those contracts that are not yet complete at April 1, 2018, with a cumulative catch-up adjustment recorded to beginning retained earnings for existing contracts that still require performance. We are still in the process of determining which transition method to utilize in order to adopt the new standard and still assessing what effect the adoption of this standard may have on the timing of our revenue recognition and our consolidated financial statements.
In March 2016, the FASB issued Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements. The ASU is effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. We are assessing what effect the adoption of this standard may have on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases, to increase transparency and comparability of accounting for lease transactions. The new standard requires lessees to recognize lease assets and lease liabilities on their balance sheet for all leases with a lease term of greater than 12 months. Lessor accounting is largely unchanged. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are assessing what effect the adoption of this standard may have on our consolidated financial statements.
In November 2015, the FASB issued Accounting Standards Update (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred income taxes and requires that deferred tax assets and liabilities, as well as any related valuation allowance, be classified as non-current in a classified balance sheet. We adopted ASU 2015-17 retrospectively during the fourth quarter of fiscal 2016. As a result, we now classify deferred tax assets and liabilities as non-current on our consolidated balance sheet for all periods presented. This change resulted in a reclassification of $14.5 million of current deferred tax assets reported in our March 31, 2015 consolidated balance sheet to non-current deferred tax assets, with no impact on total assets or the consolidated statement of operations.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The new standard requires debt issuance costs to be classified as a direct reduction of the related debt liability. The ASU is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. We adopted ASU 2015-03 retrospectively during the fourth quarter of fiscal 2016, and reclassified $13.5 million of debt issuance costs previously reported as other long term assets as a reduction of the debt liability as of March 31, 2015. Debt issuance costs related to the Company's revolving credit facility continue to be classified as a long-term asset.

    Recent accounting pronouncements issued by the FASB during fiscal 2016 and through the filing date did not and are not believed by management to have a material impact on the Company's present or historical consolidated financial statements.
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
The Company’s fiscal year ends on March 31 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31. The accompanying consolidated financial statements present the financial position of the Company as of March 31, 2016 and 2015 and the Company’s results of operations for fiscal 2016, fiscal 2015, and fiscal 2014.
Certain prior year amounts have been reclassified to conform to the current year presentation in accordance with our adoption of ASU 2015-03 and ASU 2015-17. See Note 2 in our notes to our consolidated financial statements.

Results of Operations
The following table sets forth items from our consolidated statements of operations for the periods indicated:

	Fiscal Year Ended March 31,			Fiscal 2016 Versus Fiscal 2015	Fiscal 2015 Versus Fiscal 2014
	2016	2015	2014
	(In thousands)
Revenue	$5,405,738	$5,274,770	$5,478,693	2.5%	(3.7)%
Operating costs and expenses:
Cost of revenue	2,580,026	2,593,849	2,716,113	(0.5)%	(4.5)%
Billable expenses	1,513,083	1,406,527	1,487,115	7.6%	(5.4)%
General and administrative expenses	806,509	752,912	742,527	7.1%	1.4%
Depreciation and amortization	61,536	62,660	72,327	(1.8)%	(13.4)%
Total operating costs and expenses	4,961,154	4,815,948	5,018,082	3.0%	(4.0)%
Operating income	444,584	458,822	460,611	(3.1)%	(0.4)%
Interest expense	(70,815)	(71,832)	(78,030)	(1.4)%	(7.9)%
Other, net	5,693	(1,072)	(1,794)	(631.1)%	(40.2)%
Income before income taxes	379,462	385,918	380,787	(1.7)%	1.3%
Income tax expense	85,368	153,349	148,599	(44.3)%	3.2%
Net income	$294,094	$232,569	$232,188	26.5%	0.2%
Fiscal 2016 Compared to Fiscal 2015
Revenue
Revenue increased to $5,405.7 million from $5,274.8 million, or a 2.5% increase as a result of an increase in client demand, which includes an increase in billable expenses, as well as the increase in indirect spending over the prior year period which had the effect of increasing revenue on cost reimbursable contracts. The increase in billable expenses was due to an increased use of subcontractors on contracts, which includes the impact of an increase in small business procurement goals set by the government. In addition, contracts which require the Company to incur direct expenses on behalf of our clients increased over the prior year period. The growth in indirect spending for the year was primarily driven by increased marketing, administrative, and bid and proposal activities in order to drive continued growth in fiscal 2017. The increase in revenue also benefitted from a net decrease in the Company's provisions for the potential recovery of allowable expenses recorded during fiscal 2016 without a similar net change for fiscal 2015. Conversions to funded backlog during fiscal 2016 totaled $5.4 billion in comparison to $5.7 billion for the comparable year with the decrease from fiscal 2015 to fiscal 2016 due to the increase in burn rate of funded backlog compared to awarded task orders under which funding was appropriated.
Cost of Revenue
Cost of revenue decreased to $2,580.0 million from $2,593.8 million, or a 0.5% decrease. This decrease was primarily due to a decrease in salaries and salary-related benefits of $5.8 million and a decrease in incentive compensation of $10.1 million. The decrease in salaries and salary-related benefits was due to a decrease in medical insurance expense as well as an increase in consulting staff time spent on strategic investment and bid and proposal activities, in lieu of direct contract activities, over the prior year. As proposal activity is a general and administrative activity, this contributes to a decrease within cost of revenue. Cost of revenue as a percentage of revenue was 47.7% and 49.2% in fiscal 2016 and fiscal 2015, respectively.
Billable Expenses
Billable expenses increased to $1,513.1 million from $1,406.5 million, or a 7.6% increase. The overall increase was primarily attributable to an increase in small business procurement goals set by the government which required the Company to utilize more subcontractors in the current year. In addition, contracts which require the Company to incur direct expenses on behalf of our clients has increased over the prior year period. Billable expenses as a percentage of revenue was 28.0% and 26.7% in fiscal 2016 and fiscal 2015, respectively.
General and Administrative Expenses
General and administrative expenses increased to $806.5 million from $752.9 million, or a 7.1% increase. This increase was mainly due to an increase in salaries and salary-related benefits of $43.5 million, primarily due to an increase in consulting staff time spent on strategic investment and bid and proposal activities, in lieu of direct contract activities, over the prior year. In addition, there was an increase in professional fees and other business expenses of $18.5 million. The increases were partially offset by a decrease in incentive compensation of $6.4 million. General and administrative expenses as a percentage of revenue were 14.9% and 14.3% for fiscal 2016 and fiscal 2015, respectively.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased to $61.5 million from $62.7 million, or a 1.8% decrease.
Interest Expense
Interest expense decreased to $70.8 million from $71.8 million, or a 1.4% decrease.
Income Tax Expense
Income tax expense decreased to $85.4 million from $153.3 million, or a 44.3% decrease, primarily due to a decrease in the effective tax rate in fiscal 2016 from 39.7% to 22.5%. The effective tax rate decreased primarily due to the release of uncertain tax position reserves and certain income tax credits recognized in the current year.
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
Cost of Revenue
Cost of revenue decreased to $2,593.8 million from $2,716.1 million, or a 4.5% decrease. This decrease was primarily due to a decrease in salaries and salary-related benefits of $96.6 million and a decrease in employer retirement plan contributions of $52.0 million. The decrease in salaries and salary-related benefits was primarily due to reduced headcount in direct consulting staff throughout fiscal 2015. The decrease in employer retirement plan contributions was due to a decrease in the Company's expected discretionary employer contribution percentage due to a change to the matching program effective

April 1, 2014 as well as the reduced headcount noted above. Cost of revenue as a percentage of revenue was 49.2% and 49.6% in fiscal 2015 and fiscal 2014, respectively.
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
General and Administrative Expenses
General and administrative expenses increased to $752.9 million from $742.5 million, or a 1.4% increase. This increase was primarily due to an increase in incentive and stock-based compensation of $3.5 million and an increase in professional fees and other business expenses of $12.0 million. This was partially offset by decreases in employer retirement plan contribution of $2.9 million. The decrease in employer retirement plan contributions was due to a decrease in the Company's expected discretionary employer contribution percentage due to a change to the matching program effective April 1, 2014 as well as the reduced headcount. General and administrative expenses as a percentage of revenue were 14.3% and 13.6% for fiscal 2015 and fiscal 2014, respectively.
Depreciation and Amortization Expense
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
Liquidity and Capital Resources
The following table presents selected financial information for the periods presented:

	Fiscal Year Ended March 31,
	2016	2015	2014
	(In thousands)
Cash and cash equivalents	$187,529	$207,217	$259,994
Total debt	$1,597,261	$1,612,824	$1,658,919

Net cash provided by operating activities	$249,234	$309,958	$332,718
Net cash used in investing activities	(117,753)	(60,575)	(13,556)
Net cash used in financing activities	(151,169)	(302,160)	(409,552)
Total decrease in cash and cash equivalents	$(19,688)	$(52,777)	$(90,390)
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
Accounts receivable is the principal component of our working capital and is generally driven by revenue growth with other short-term fluctuations related to the payment practices of our clients. Our accounts receivable reflect amounts billed to our clients as of each balance sheet date. Our clients generally pay our invoices within 30 days of the invoice date. At any month-end, we also include in accounts receivable the revenue that was recognized in the preceding month, which is generally billed early in the following month. Finally, we include in accounts receivable amounts related to revenue accrued in excess of amounts billed, primarily on our fixed-price and cost-reimbursable-plus-award-fee contracts. The total amount of our accounts receivable can vary significantly over time, but is generally sensitive to revenue levels. Total accounts receivable (billed and unbilled combined, net of allowance for doubtful accounts) days sales outstanding or DSO, which we calculate by dividing total accounts receivable by revenue per day during the relevant fiscal quarter, was 60 and 59 as of March 31, 2016 and 2015, respectively.
Net Cash from Operating Activities
Net cash from operations is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from clients in a timely manner, and our ability to manage our vendor payments. Net cash provided by operations was $249.2 million in fiscal 2016 compared to $310.0 million in the same prior year period, or a 19.6% decrease. The decrease in net cash provided by operations was primarily due to the following:

•	An increase in working capital needs as a result of higher indirect spending during fiscal 2016;

•
An increase in days sales outstanding as a result of an increase in accounts receivable relative to our increase in revenue, driven by higher spending and changes in certain new contract billing terms; and

•	An increase in income taxes paid due to the timing of estimated tax payments.
Net Cash from Investing Activities
Net cash used in investing activities was $117.8 million in fiscal 2016 compared to $60.6 million in the prior year period, or a 94.4% increase. The increase in net cash used in investing activities was due to the Company's acquisition of the software services unit of SPARC, LLC as well as an increase in capital expenditures over the prior year primarily due to leasehold improvements related to the reconfiguration of our facilities footprint.

Net Cash from Financing Activities
Net cash used in financing activities was $151.2 million in fiscal 2016 compared to $302.2 million in the prior year period, or a 50.0% decrease. The decrease in net cash used in financing activities was primarily due to a lack of a special cash dividend paid in fiscal 2016 as compared to fiscal 2015 and a decrease in the payment of dividend equivalents to option holders primarily due to the timing of such payments. These decreases were partially offset by increased principal payments of $57.1 million on our debt in fiscal 2016 as compared to $31.1 million in the prior year period. With the May 2014 debt amendment, there were no quarterly principal payments required in the first quarter of fiscal 2015, which results in one less quarterly payment in the first half of fiscal 2015 in comparison to the first half of fiscal 2016. In addition, beginning in September of fiscal 2016 the quarterly payment increased by an additional $5 million. In addition, on March 30, 2016, the Company borrowed $35.0 million against its revolving credit facility which was repaid on April 5, 2016.
Dividends and Share Repurchases
The Company paid $0.54 in dividends per share to shareholders of record in fiscal 2016. On May 18, 2016, the Company announced a regular quarterly cash dividend in the amount of $0.15 per share. The quarterly dividend is payable on June 30, 2016 to stockholders of record on June 10, 2016.
The following table summarizes the cash distributions recognized in the consolidated statement of cash flows:

	Fiscal Year Ended March 31,
	2016	2015	2014
Recurring dividends (1)	$80,015	$67,846	$57,063
Special dividends (2)	—	147,248	288,739
Dividend equivalents (3)	31,802	47,110	56,138
Total distributions	$111,817	$262,204	$401,940
(1) Amounts represent recurring dividends that were declared and paid for during each quarter of fiscal 2016, fiscal 2015, and fiscal 2014.
(2) Amounts represent aggregate special dividends of $1.00 per share ($1.00 paid on August 29, 2014) and $2.00 per share ($1.00 paid November 29, 2013 and $1.00 paid February 28, 2014) that were declared and paid for during fiscal 2015 and fiscal 2014, respectively.
(3) Dividend equivalents are distributions made to option holders equal to the previously declared special dividends.
On December 12, 2011, the Board of Directors authorized the repurchase of up to $30.0 million of our shares. On January 27, 2015, the share repurchase authorization was increased to $180.0 million. During fiscal 2016 and fiscal 2015, the Company purchased 2.1 million and 2.0 million shares of the Company’s Class A Common Stock for an aggregate of $54.9 million and $53.5 million respectively. Following the aforementioned repurchases, the Company currently has $71.7 million remaining under the repurchase program. Any determination to pursue one or more of the above alternative uses for excess cash is subject to the discretion of our Board of Directors, and will depend upon various factors, including our results of operations, financial condition, liquidity requirements, restrictions that may be imposed by applicable law, our contracts, and our senior secured credit agreement, as amended, and other factors deemed relevant by our Board of Directors.
Indebtedness
Our debt totaled $1,597.3 million and $1,612.8 million as of March 31, 2016 and 2015, respectively. Our debt bears interest at specified rates and is held by a syndicate of lenders (see Note 10 in our consolidated financial statements).
On May 7, 2014, the Company entered into the Second Amendment to the Credit Agreement, dated as of July 31, 2012 (as previously amended by the First Amendment to the Credit Agreement, dated as of August 16, 2013). Following the Second Amendment, the interest rates for the Term Loan A facility and Term Loan B facility remain unchanged. The Second Amendment extended the maturity date of the Term Loan A and the revolving credit facility to May 31, 2019. The maturity date for the Term Loan B facility remained unchanged. The Company also amended its existing debt covenants to provide for greater operational and financial flexibility. As of March 31, 2016, the Credit Agreement, as amended, provided the Company with a $830.0 million Term Loan A facility and a $841.2 million Term Loan B facility, and a $500.0 million revolving credit facility with a $100.0 million sublimit for letters of credit. As of March 31, 2016, we had $741.8 million and $841.2 million principal outstanding under the Term Loan A facility and Term Loan B facility, respectively. As of March 31, 2015, we had $798.9 million and $841.2 million principal outstanding under the Term Loan A facility and Term Loan B facility, respectively, of our prior credit facility.

We occasionally borrow under our revolving credit facility in anticipation of cash demands. During the second, third, and fourth quarters of fiscal 2016, the Company's wholly-owned subsidiary Booz Allen Hamilton Inc. accessed a total of $25.0 million, $123.0 million, and $125.0 million respectively, of its $500.0 million revolving credit facility. As of March 31, 2016, $35 million was outstanding on the revolving credit facility, which was repaid on April 5, 2016. During the second and fourth quarters of fiscal 2015 the Company's wholly-owned subsidiary Booz Allen Hamilton, Inc. accessed a total of $30.0 million and $50.0 million, respectively, of the revolving credit facility. As of March 31, 2015, no amounts were outstanding on the revolving credit facility.
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
The interest rate on borrowings under Term Loan A is LIBOR plus 2.50% spread. The spread ranges from 2.00% to 2.75% based on the Company's total leverage ratio. The interest rate on borrowings under Term Loan B is LIBOR plus 3.0% spread with a 0.75% floor. The spread ranges from 2.00% to 3.00% based upon either an ABR or LIBOR borrowing. The revolving credit facility margin and commitment fee are subject to the leveraged based pricing grid, as set forth in the Credit Agreement, as amended. As of March 31, 2016 and 2015, we were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that totaled $6.6 million and $5.3 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At March 31, 2016 and 2015, approximately $1.8 million and $5.2 million of these instruments reduce our available borrowings under the revolving credit facility. The remainder are guaranteed under a separate $10.0 million facility established in fiscal 2015, of which $5.2 million and $4.9 million, respectively, was available to us at March 31, 2016 and 2015. As of March 31, 2016, we had $463.2 million of capacity available for additional borrowings under the revolving credit facility.
The loans under the Credit Agreement, as amended, are secured by substantially all of our assets and none of such assets will be available to satisfy the claims of our general creditors. The Credit Agreement, as amended, contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following, in each case subject to certain exceptions: a maximum net total leverage ratio; a minimum net interest coverage ratio; limitations on indebtedness and liens; mergers, consolidations or amalgamations, or liquidations, wind-ups or dissolutions; dispositions of property; restricted payments; investments; transactions with affiliates; sale and lease back transactions; change in fiscal periods; negative pledges; restrictive agreements; limitations on line of business; limitations on speculative hedging and limitations on changes of names and jurisdictions. In addition, we are required to meet certain financial covenants at each quarter end, namely Consolidated Net Total Leverage and Consolidated Net Interest Coverage Ratios. As of March 31, 2016, we were compliant with these covenants.
During fiscal 2016, interest payments of $22.0 million and $34.7 million were made for the Term Loan A and Term Loan B facilities, respectively. During fiscal 2015, interest payments of $21.0 million and $29.0 million were made for the Term Loan A and Term Loan B facilities, respectively.
The total outstanding debt balance is recorded in the accompanying consolidated balance sheets net of unamortized discount and debt issuance costs of $20.7 million and $27.2 million as of March 31, 2016 and 2015, respectively.

Capital Structure and Resources
Our stockholders’ equity amounted to $408.5 million as of March 31, 2016, an increase of $222.0 million compared to stockholders’ equity of $186.5 million as of March 31, 2015. The increase was primarily due to net income of $294.1 million in fiscal 2016, $31.9 million in excess tax benefits for the exercise of stock options, and stock-based compensation expense of $25.0 million, partially offset by $80.0 million in recurring dividends and a $63.2 million increase in treasury stock.
Off-Balance Sheet Arrangements
As of March 31, 2016, we did not have any off-balance sheet arrangements.
Contractual Obligations
The following table summarizes our contractual obligations that require us to make future cash payments as of March 31, 2016. For contractual obligations, we included payments that we have an unconditional obligation to make.

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 years
	(In thousands)
Long-term debt (a)	$1,583,001	$77,813	$448,201	$1,056,987	$—
Operating lease obligations	362,971	59,043	109,940	81,404	112,584
Interest on indebtedness	161,671	53,295	96,610	11,766	—
Deferred payment obligation (b)	88,200	88,200	—	—	—
Revolver debt	35,000	35,000	—	—	—
Liability to option holders (c)	3,784	2,269	1,515	—	—
Tax liabilities for uncertain tax positions	1,517	572	840	105	—
Total contractual obligations	$2,236,144	$316,192	$657,106	$1,056,987	$112,584

(a)	See Note 10 to our consolidated financial statements for additional information regarding debt and related matters.

(b)	Includes $80 million deferred payment obligation balance plus interest due within the next year.

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
Capital Expenditures
Since we do not own any of our facilities, our capital expenditure requirements primarily relate to the purchase of computers, business systems, furniture, and leasehold improvements to support our operations. Direct facility and equipment costs billed to clients are not treated as capital expenses. Our capital expenditures for fiscal 2016 and 2015 were $66.6 million and $36.0 million, respectively, and the majority of such capital expenditures related to facilities infrastructure and the reconfiguration of our Washington, D.C. area facilities, equipment, and information technology. Expenditures for facilities infrastructure and equipment are generally incurred to support new and existing programs across our business. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure.
Commitments and Contingencies
We are subject to a number of reviews, investigations, claims, lawsuits, and other uncertainties related to our business. For a discussion of these items, refer to Note 19 to our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt and cash equivalents, which consist primarily of funds invested in U.S. government insured money-market accounts and prime money-market funds. As of March 31, 2016 and 2015, we had $187.5 million and $207.2 million, respectively, in cash and cash equivalents. The interest expense associated with our term loans and any loans under our revolving credit facility will vary with market rates.
Our exposure to market risk for changes in interest rates related to our outstanding debt will impact our senior secured loan facilities. A hypothetical 1% increase in interest rates would have increased interest expense related to the term facilities under our senior secured loan facilities by approximately $6.2 million in fiscal 2016 and $8.7 million in fiscal 2015, and likewise decreased our income and cash flows. A hypothetical increase of LIBOR to 4%, the average historical three-month LIBOR, would have increased interest expense related to all term facilities under our senior secured loan facilities by approximately $53.7 million in fiscal 2016 and $57.9 million in fiscal 2015, and likewise decreased our income and cash flows. The year over year decrease in interest expense is primarily due to the Second Amendment to the Credit Agreement consummated in May 2014. The Company increased its borrowing under Term Loan A, the proceeds of which were used to pay outstanding principal on the Term Loan B. As the interest rates for Term Loan A are lower than those for Term Loan B, total interest expense decreased for fiscal 2016 as compared to fiscal 2015.
The return on our cash and cash equivalents balance as of March 31, 2016 and 2015 was less than 1%. Therefore, although investment interest rates may continue to decrease in the future, the corresponding impact to our interest income, and likewise to our income and cash flow, would not be material.
We do not use derivative financial instruments in our investment portfolio and have not entered into any hedging transactions.

Item 8.	Financial Statements and Supplementary Data

Report of Ernst & Young LLP,
Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Booz Allen Hamilton Holding Corporation

We have audited the accompanying consolidated balance sheets of Booz Allen Hamilton Holding Corporation as of March 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Booz Allen Hamilton Holding Corporation at March 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Booz Allen Hamilton Holding Corporation’s internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 19, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
May 19, 2016

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONSOLIDATED BALANCE SHEETS

	March 31, 2016	March 31, 2015
	(Amounts in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$187,529	$207,217
Accounts receivable, net of allowance	892,289	857,310
Prepaid expenses and other current assets	109,953	84,142
Total current assets	1,189,771	1,148,669
Property and equipment, net of accumulated depreciation	130,169	111,367
Deferred income taxes	22,054	29,297
Intangible assets, net of accumulated amortization	220,658	219,382
Goodwill	1,361,913	1,304,231
Other long-term assets	85,606	51,036
Total assets	$3,010,171	$2,863,982
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$112,813	$57,063
Accounts payable and other accrued expenses	484,769	481,815
Accrued compensation and benefits	241,367	279,239
Other current liabilities	100,964	30,877
Total current liabilities	939,913	848,994
Long-term debt, net of current portion	1,484,448	1,555,761
Income tax reserves	1,517	58,444
Other long-term liabilities	175,805	214,285
Total liabilities	2,601,683	2,677,484
Commitments and contingencies (Note 19)
Stockholders’ equity:
Common stock, Class A — $0.01 par value — authorized, 600,000,000 shares; issued, 153,391,058 shares at March 31, 2016 and 150,237,675 shares at March 31, 2015; outstanding, 147,992,462 shares at March 31, 2016 and 147,238,282 shares at March 31, 2015	1,534	1,502
Special voting common stock, Class E — $0.003 par value — authorized, 25,000,000 shares; issued and outstanding, 0 shares at March 31, 2016 and 1,851,589 shares at March 31, 2015	—	6
Treasury stock, at cost — 5,398,596 shares at March 31, 2016 and 2,999,393 shares at March 31, 2015	(135,445)	(72,293)
Additional paid-in capital	243,475	174,985
Retained earnings	318,537	104,457
Accumulated other comprehensive loss	(19,613)	(22,159)
Total stockholders’ equity	408,488	186,498
Total liabilities and stockholders’ equity	$3,010,171	$2,863,982
The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
	2016	2015	2014
	(Amounts in thousands, except per share data)
Revenue	$5,405,738	$5,274,770	$5,478,693
Operating costs and expenses:
Cost of revenue	2,580,026	2,593,849	2,716,113
Billable expenses	1,513,083	1,406,527	1,487,115
General and administrative expenses	806,509	752,912	742,527
Depreciation and amortization	61,536	62,660	72,327
Total operating costs and expenses	4,961,154	4,815,948	5,018,082
Operating income	444,584	458,822	460,611
Interest expense	(70,815)	(71,832)	(78,030)
Other, net	5,693	(1,072)	(1,794)
Income before income taxes	379,462	385,918	380,787
Income tax expense	85,368	153,349	148,599
Net income	$294,094	$232,569	$232,188
Earnings per common share (Note 3):
Basic	$1.98	$1.58	$1.62
Diluted	$1.94	$1.52	$1.54
The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended March 31,
	2016	2015	2014
	(Amounts in thousands)
Net income	$294,094	$232,569	$232,188
Change in postretirement plan costs, net of tax	2,546	(15,523)	7,151
Comprehensive income	$296,640	$217,046	$239,339

The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
	2016	2015	2014
	(Amounts in thousands)
Cash flows from operating activities
Net income	$294,094	$232,569	$232,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,536	62,660	72,327
Stock-based compensation expense	24,992	26,163	20,065
Deferred income taxes	3,549	(2,543)	(26,371)
Excess tax benefits from stock-based compensation	(31,924)	(50,800)	(38,185)
Amortization of debt issuance costs and loss on extinguishment	8,359	11,582	11,682
Losses on dispositions and impairments	547	1,541	1,024
Changes in assets and liabilities:
Accounts receivable	(31,229)	60,533	110,308
Income taxes receivable / payable	(4,170)	36,456	(1,903)
Prepaid expenses and other current assets	12,242	(1,591)	(5,923)
Other long-term assets	(36,429)	(8,240)	(4,773)
Accrued compensation and benefits	(8,409)	(44,329)	(72,881)
Accounts payable and other accrued expenses	4,911	(35,443)	39,178
Accrued interest	(2,829)	5,262	—
Income tax reserves	(56,927)	1,038	388
Other current liabilities	66,031	5,127	(1,090)
Other long-term liabilities	(55,110)	9,973	(3,316)
Net cash provided by operating activities	249,234	309,958	332,718
Cash flows from investing activities
Purchases of property and equipment	(66,635)	(36,041)	(20,905)
Cash paid for business acquisitions, net of cash acquired	(51,118)	(24,534)	3,563
Escrow receipts	—	—	3,786
Net cash used in investing activities	(117,753)	(60,575)	(13,556)
Cash flows from financing activities
Net proceeds from issuance of common stock	5,977	5,020	5,078
Stock option exercises	7,962	6,099	14,620
Excess tax benefits from stock-based compensation	31,924	50,800	38,185
Repurchases of common stock	(63,152)	(62,140)	(3,709)
Cash dividends paid	(80,015)	(215,094)	(345,802)
Dividend equivalents paid to option holders	(31,802)	(47,110)	(56,138)
Repayment of debt	(295,063)	(279,563)	(355,563)
Proceeds from debt issuance	273,000	239,828	293,777
Net cash used in financing activities	(151,169)	(302,160)	(409,552)
Net decrease in cash and cash equivalents	(19,688)	(52,777)	(90,390)
Cash and cash equivalents––beginning of year	207,217	259,994	350,384
Cash and cash equivalents––end of year	$187,529	$207,217	$259,994
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$57,068	$50,074	$61,050
Income taxes	$143,083	$122,912	$178,411
The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)	Class A Common Stock		Class B Non-Voting Common Stock		Class C Restricted Common Stock		Class E Special Voting Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2013	136,457,444	$1,364	1,451,600	$15	1,224,319	$12	7,478,522	$22	(405,843)	$(6,444)	$120,836	$124,775	$(13,787)	$226,793
Issuance of common stock	1,047,160	10	0	—	0	—	0	—	0	—	5,068	—	—	5,078
Stock options exercised	5,299,501	54	0	—	0	—	(3,053,708)	(9)	0	—	14,575	—	—	14,620
Excess tax benefits from the exercise of stock options	0	—	0	—	0	—	0	—	0	—	38,185	—	—	38,185
Share exchange	1,157,968	12	(869,520)	(9)	(288,448)	(3)	0	—	0	—	—	—	—	—
Repurchase of common stock	0	—	0	—	0	—	0	—	(203,782)	(3,709)	—	—	—	(3,709)
Recognition of liability related to future stock option exercises (Note 16)	0	—	0	—	0	—	0	—	0	—	(22,933)	—	—	(22,933)
Net income	0	—	0	—	0	—	0	—	0	—	—	232,188	—	232,188
Change in postretirement plan costs, net of tax	0	—	0	—	0	—	0	—	0	—	—	—	7,151	7,151
Comprehensive income														239,339
Dividends paid (Note 15)	0	—	0	—	0	—	0	—	0	—	(31,527)	(314,275)	—	(345,802)
Stock-based compensation expense	0	—	0	—	0	—	0	—	0	—	20,065	—	—	20,065
Balance at March 31, 2014	143,962,073	$1,440	582,080	$6	935,871	$9	4,424,814	$13	(609,625)	$(10,153)	$144,269	$42,688	$(6,636)	$171,636
Issuance of common stock	1,365,008	14	0	—	0	—	0	—	0	—	5,006	—	—	5,020
Stock options exercised	3,392,643	33	0	—	0	—	(2,573,225)	(7)	0	—	6,073	—	—	6,099
Excess tax benefits from the exercise of stock options	0	—	0	—	0	—	0	—	0	—	50,800	—	—	50,800
Share exchange	1,517,951	15	(582,080)	(6)	(935,871)	(9)	0	—	0	—	—	—	—	—
Repurchase of common stock	0	—	0	—	0	—	0	—	(2,389,768)	(62,140)	—	—	—	(62,140)
Recognition of liability related to future stock option exercises (Note 16)	0	—	0	—	0	—	0	—	0	—	(13,032)	—	—	(13,032)
Net income	0	—	0	—	0	—	0	—	0	—	—	232,569	—	232,569
Change in postretirement plan costs, net of tax	0	—	0	—	0	—	0	—	0	—	—	—	(15,523)	(15,523)
Comprehensive income														217,046
Dividends paid (Note 15)	0	—	0	—	0	—	0	—	0	—	(44,294)	(170,800)	—	(215,094)
Stock-based compensation expense	0	—	0	—	0	—	0	—	0	—	26,163	—	—	26,163
Balance at March 31, 2015	150,237,675	$1,502	0	$—	0	$—	1,851,589	$6	(2,999,393)	$(72,293)	$174,985	$104,457	$(22,159)	$186,498
Issuance of common stock	443,813	4	0	—	0	—	0	—	0	—	5,973	—	—	5,977
Stock options exercised	2,709,570	28	0	—	0	—	(1,851,589)	(6)	0	—	7,940	—	—	7,962
Excess tax benefits from the exercise of stock options	0	—	0	—	0	—	0	—	0	—	31,924	—	—	31,924
Repurchase of common stock	0	—	0	—	0	—	0	—	(2,399,203)	(63,152)	—	—	—	(63,152)
Recognition of liability related to future stock option exercises (Note 16)	0	—	0	—	0	—	0	—	0	—	(2,339)	—	—	(2,339)
Net income	0	—	0	—	0	—	0	—	0	—	—	294,094	—	294,094
Change in postretirement plan costs, net of tax	0	—	0	—	0	—	0	—	0	—	—	—	2,546	2,546
Comprehensive income														296,640
Dividends paid (Note 15)	0	—	0	—	0	—	0	—	0	—	—	(80,014)	—	(80,014)
Stock-based compensation expense	0	—	0	—	0	—	0	—	0	—	24,992	—	—	24,992
Balance at March 31, 2016	153,391,058	$1,534	0	$—	0	$—	0	$—	(5,398,596)	$(135,445)	$243,475	$318,537	$(19,613)	$408,488
The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
March 31, 2016
1. BUSINESS OVERVIEW
Our Business
Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or Holding or the Company, is an affiliate of The Carlyle Group, or Carlyle, and was incorporated in Delaware in May 2008. The Company provides management and technology, consulting, and engineering services to the U.S. and international governments, major corporations, and not-for-profit organizations. The Company reports operating results and financial data in one operating segment. The Company is headquartered in McLean, Virginia, with approximately 22,600 employees as of March 31, 2016.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. All intercompany balances and transactions have been eliminated in consolidation.
The Company’s fiscal year ends on March 31 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31. The accompanying consolidated financial statements present the financial position of the Company as of March 31, 2016 and 2015 and the Company’s results of operations for fiscal 2016, fiscal 2015, and fiscal 2014.
Certain prior year amounts have been reclassified to conform to the current year presentation in accordance with our adoption of Accounting Standards Update (ASU) 2015-03 and ASU 2015-17. See Note 2.
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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company’s cash equivalents are generally invested in Prime or U.S. government money market funds, which minimizes the credit risk. The Company believes that credit risk for accounts receivable is limited as the receivables are primarily with the U.S. government.
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
We have a contingent consideration arrangement in connection with a business acquisition which requires a fair value measurement using inputs such as projected cash flows and volatility. See Note 17 to our consolidated financial statements for further information about the valuation of the contingent consideration liability and the inputs used in the fair value measurement.
Intangible Assets
Intangible assets primarily consist of the Company's trade name, customer relationships, and other amortizable intangible assets. Customer relationships are amortized on an accelerated basis over the expected life based on projected future cash flows of approximately seven to nine years. The Company's trade name is not amortized, but is tested for impairment on at least an annual basis as of January 1 and more frequently if interim indicators of impairment exist. The trade name is considered to be impaired if the carrying value exceeds its estimated fair value. The Company used the relief from royalty method to estimate the fair value. The fair value of the asset is the present value of the license fees avoided by owning the asset, or the royalty savings. During the fiscal years ended March 31, 2016, 2015, and 2014 the Company did not record any impairment of intangible assets.
Goodwill
The Company assesses goodwill for impairment on at least an annual basis on January 1 unless interim indicators of impairment exist. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. The Company operates as a single operating segment and as a single reporting unit for the purpose of evaluating goodwill. As of January 1, 2016, the Company performed its annual impairment test of goodwill by comparing the fair value of the Company (primarily based on market capitalization) to the carrying value of equity, and concluded that the fair value of the reporting unit was greater than the carrying amount. During the fiscal years ended March 31, 2016, 2015, and 2014 the Company did not record any impairment of goodwill.
Long-Lived Assets
The Company reviews its long-lived assets, including property and equipment and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for any excess of the carrying amount over the fair value of the asset. During the fiscal years ended March 31, 2016, 2015, and 2014 the Company did not record any impairment charges.
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
The Company periodically assesses its tax positions for all periods open to examination by tax authorities based on the latest available information. Where it is not more likely than not that the Company’s tax position will be sustained, the Company records its best estimate of the resulting tax liability, penalties, and interest in the consolidated financial statements. These uncertain tax positions are recorded as a component of income tax expense. As uncertain tax positions in periods open to examination are closed out, or as new information becomes available, the resulting change is reflected in the recorded liability and income tax expense. Penalties and interest recognized related to the reserves for uncertain tax positions are recorded as a component of income tax expense.
Comprehensive Income
Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources, and is presented in the consolidated statements of comprehensive income. Accumulated other comprehensive loss as of March 31, 2016 and 2015 consisted of net unrealized losses on the Company’s defined and postretirement benefit plans.
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
Defined Benefit Plan and Other Postretirement Benefits
The Company recognizes the underfunded status of defined benefit plans on the consolidated balance sheets within other long term liabilities. Gains and losses and prior service costs and credits that have not yet been recognized through net periodic benefit cost are recognized in accumulated other comprehensive income (loss), net of tax effects, and will be amortized as a component of net periodic cost in future periods. The measurement date, the date at which the benefit obligations are measured, is the Company’s fiscal year end.
Self-Funded Medical Plans
The Company maintains self-funded medical insurance. Self-funded plans include a health maintenance organization, high-deductible, and traditional choice. Further, self-funded plans also include prescription drug and dental benefits. The Company records an incurred but unreported claim liability in the accrued compensation and benefits line of the consolidated balance sheets for self-funded plans based on an actuarial valuation. The estimate of the incurred but unreported claim liability was provided by a third party valuation firm, primarily based on claims and participant data for the medical, dental, and pharmacy related costs.
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
The accounting guidance for fair value measurements establishes a three level fair value hierarchy that prioritizes the inputs used in measuring fair value as follows: observable inputs such as quoted prices in active markets (Level 1); inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2); and unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions (Level 3). Assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. See Note 17 for additional information on the Company’s fair value measurements.
Recent Accounting Pronouncements
In May 2014, the FASB issued a new standard that will replace existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. In July 2015, the FASB approved a one-year delay in the effective date of the standard to January 1, 2018, with an option that would permit companies to adopt the standard as early as the original effective date. Early adoption prior to the original effective date is not permitted. With the one-year delay enacted, the new standard will be effective for the Company beginning on April 1, 2018 (i.e., beginning with the first quarter fiscal 2019 interim financial statements). The new standard may be adopted retrospectively for all periods presented, or adopted using a modified retrospective approach. Under the retrospective approach, the fiscal 2018 and 2017 financial statements would be adjusted to reflect the effects of adopting the new standard in those periods. Under the modified retrospective approach, the new standard would only be adopted for the period beginning April 1, 2018 to new contracts and those contracts that are not yet complete at April 1, 2018, with a cumulative catch-up adjustment recorded to beginning retained earnings for existing contracts that still require performance. Management is still in the process of determining which transition method to utilize in order to adopt the new standard and still assessing what effect the adoption of this standard may have on the timing of our revenue recognition and our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements. The ASU is effective for annual reporting periods beginning after

December 15, 2016, with early adoption permitted. The Company is assessing what effect the adoption of this standard may have on the consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases, to increase transparency and comparability of accounting for lease transactions. The new standard requires lessees to recognize lease assets and lease liabilities on their balance sheet for all leases with a lease term of greater than 12 months. Lessor accounting is largely unchanged. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is assessing what effect the adoption of this standard may have on the consolidated financial statements.
In November 2015, the FASB issued Accounting Standards Update (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred income taxes and requires that deferred tax assets and liabilities, as well as any related valuation allowance, be classified as noncurrent in a classified balance sheet. The company adopted ASU 2015-17 retrospectively during the fourth quarter of fiscal 2016. As a result, we now classify deferred tax assets and liabilities as non-current on our consolidated balance sheet for all periods presented. This change resulted in a reclassification of $14.5 million of current deferred tax assets reported in our March 31, 2015 consolidated balance sheet to non-current deferred tax assets, with no impact on total assets or the consolidated statement of operations.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The new standard requires debt issuance costs to be classified as a direct reduction of the related debt liability. The ASU is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company adopted ASU 2015-03 retrospectively during the fourth quarter of fiscal 2016, and reclassified $13.5 million of debt issuance costs previously reported as other long term assets as a reduction of the debt liability as of March 31, 2015. Debt issuance costs related to the Company's revolving credit facility continue to be classified as a long-term asset.
Other recent accounting pronouncements issued by the FASB during fiscal 2016 and through the filing date did not and are not believed by management to have a material impact on the Company's present or historical consolidated financial statements.

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
The Company currently has outstanding shares of Class A Common Stock. During fiscal 2016, the Company purchased, at par value, all issued and outstanding shares of Class E Special Voting Common Stock in connection with the exercise of the final tranche of rollover options during the second quarter of fiscal 2016. Class E Special Voting Common Stock shares are not included in the calculation of EPS as these shares represent voting rights only and are not entitled to participate in dividends or other distributions. During fiscal 2015, the Company converted all issued and outstanding shares of Class B Non-Voting Common Stock and Class C Restricted Common Stock into shares of Class A Common Stock on a one-for-one basis. Unvested Class A Restricted Common Stock holders are entitled to participate in non-forfeitable dividends or other distributions. These unvested restricted shares participated in the Company's dividends declared and paid in each quarter of fiscal 2016, 2015, and 2014. As such, EPS is calculated using the two-class method whereby earnings are reduced by distributed earnings as well as any available undistributed earnings allocable to holders of unvested restricted shares. A reconciliation of the income used to compute basic and diluted EPS for the periods presented are as follows:

	Fiscal Year Ended March 31,
	2016	2015	2014
Earnings for basic computations (1)	$290,542	$229,093	$229,082
Weighted-average Class A Common Stock outstanding	146,494,407	144,809,906	139,275,596
Weighted-average Class B Non-Voting Common Stock outstanding	—	222,129	1,019,051
Weighted-average Class C Restricted Common Stock outstanding	—	382,085	1,019,897
Total weighted-average common shares outstanding for basic computations	146,494,407	145,414,120	141,314,544
Earnings for diluted computations (1)	$290,596	$229,101	$229,082
Dilutive stock options and restricted stock	3,224,730	4,961,411	7,366,530
Average number of common shares outstanding for diluted computations	149,719,137	150,375,531	148,681,074
Earnings per common share
Basic	$1.98	$1.58	$1.62
Diluted	$1.94	$1.52	$1.54
(1) During fiscal 2016, 2015, and 2014 approximately 1.8 million, 2.2 million, and 1.3 million shares of participating securities were paid dividends totaling $1.0 million, $3.2 million, and $3.1 million, respectively. For fiscal 2016 there were undistributed earnings of $2.5 million allocated to the participating class of securities in both basic and diluted earnings per share, respectively. For fiscal 2015 there were undistributed earnings of $0.3 million and $0.2 million allocated to the participating class of securities in basic and diluted earnings per share, respectively. The allocated undistributed earnings and the dividends paid comprise the difference between net income presented on the condensed consolidated statements of operations and earnings for basic and diluted computations for fiscal 2016 and 2015, while only the dividends paid comprise the difference from net income presented on the consolidated statements of operations for fiscal 2014, as there were no undistributed earnings.
The EPS calculation for fiscal 2016, 2015, and 2014 excludes 0.6 million, 0.3 million, and 1.1 million options as their impact was anti-dilutive.
4. GOODWILL AND INTANGIBLE ASSETS
Goodwill
On October 31, 2015, the Company acquired the software services unit of SPARC, LLC, a Charleston, SC software development firm for a purchase price of $51.6 million. Pursuant to the terms of the agreement, the acquisition was accounted for using the purchase method of accounting which requires the total purchase price consideration to be allocated to the assets acquired and liabilities assumed based their estimated fair values. The excess of purchase consideration over the amounts assigned to tangible and intangible assets acquired and liabilities assumed, based on the purchase price allocation of $35.4 million, was recognized as goodwill.
As of March 31, 2016 and 2015, goodwill was $1,361.9 million and $1,304.2 million, respectively. The increase in the carrying amount of goodwill is primarily attributable to the purchase price allocation associated with the acquisition of the software services unit of SPARC, LLC. In addition, during fiscal 2016, the Company released $56.9 million of uncertain tax positions associated with the Acquisition of the Company by the Carlyle Group in July 2008, or the Acquisition. Of the $56.9 million, $21.4 million were tax related indemnification assets that offset the deferred payment obligation, with a corresponding adjustment to goodwill. See Note 9 and Note 11 for further information.
The Company performed an annual impairment test of goodwill as of January 1, 2016 and 2015, and did not identify any impairment.

Intangible Assets
Intangible assets consisted of the following:

	March 31, 2016			March 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets
Customer relationships and other amortizable intangible assets	$209,759	$179,301	$30,458	$196,359	$167,177	$29,182

Unamortizable intangible assets
Trade name	$190,200	$—	$190,200	$190,200	$—	$190,200

Total	$399,959	$179,301	$220,658	$386,559	$167,177	$219,382
Intangible assets are primarily amortized on an accelerated basis over periods ranging from 7 years to 9 years. The weighted-average remaining period of amortization for all customer relationships is 5 years.
The Company performed an annual impairment test of the trade name as of January 1, 2016 and 2015, and did not identify any impairment.
Amortization expense for fiscal 2016, 2015, and 2014 was $12.1 million, $10.7 million, and $14.8 million, respectively. The following table summarizes the estimated annual amortization expense for future periods indicated below:

For the Fiscal Year Ended March 31,
2017	$12,441
2018	6,522
2019	4,830
2020	3,143
2021	1,780
Thereafter	1,742
Total amortization expense	$30,458

5. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consisted of the following:

	March 31,
	2016	2015
Current
Accounts receivable–billed	$308,670	$318,464
Accounts receivable–unbilled	584,275	539,203
Allowance for doubtful accounts	(656)	(357)
Accounts receivable, net	892,289	857,310
Long-term
Accounts receivable–unbilled	51,145	18,496
Total accounts receivable, net	$943,434	$875,806
Unbilled amounts represent revenues for which billings have not been presented to customers at year end. These amounts are usually billed and collected within one year. Long-term unbilled receivables not anticipated to be billed and collected within one year, which are primarily related to retainage, holdbacks, and long-term rate settlements to be billed at contract closeout, are included in other long-term assets in the accompanying consolidated balance sheets. The Company recognized a provision

(benefit) for doubtful accounts (including certain unbilled reserves) of $1.1 million, $(1.0) million, and $1.3 million for fiscal 2016, 2015 and 2014, respectively.
6. PROPERTY AND EQUIPMENT, NET
The components of property and equipment, net were as follows:

	March 31,
	2016	2015
Furniture and equipment	$145,292	$134,378
Computer equipment	69,075	57,723
Software	48,316	43,881
Leasehold improvements	155,803	152,661
Total	418,486	388,643
Less: Accumulated depreciation and amortization	(288,317)	(277,276)
Property and equipment, net	$130,169	$111,367
Property and equipment, net, includes $6.9 million and $4.9 million of internally developed software, net of depreciation as of March 31, 2016 and 2015, respectively. Depreciation and amortization expense relating to property and equipment for fiscal 2016, 2015, and 2014 was $50.1 million, $52.7 million, and $57.6 million, respectively. During fiscal 2016 and 2015, the Company reduced the gross cost and accumulated depreciation and amortization by $6.6 million and $16.3 million, respectively, for zero net book value assets deemed no longer in service.

7. ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES
Accounts payable and other accrued expenses consisted of the following:

	March 31,
	2016	2015
Vendor payables	$246,670	$215,995
Accrued expenses	238,099	265,820
Total accounts payable and other accrued expenses	$484,769	$481,815
Accrued expenses consisted primarily of the Company’s reserve related to potential cost disallowance in conjunction with government audits. Refer to Note 19 for further discussion of this reserve.

8. ACCRUED COMPENSATION AND BENEFITS
Accrued compensation and benefits consisted of the following:

	March 31,
	2016	2015
Bonus	$73,040	$82,237
Retirement	30,388	29,285
Vacation	114,599	115,657
Stock-based compensation liability (Note 16)	2,269	31,732
Other	21,071	20,328
Total accrued compensation and benefits	$241,367	$279,239
As of March 31, 2016 and March 31, 2015, the Company recorded a stock-based compensation liability of $2.3 million and $31.7 million, respectively, expected to be paid within one year, related to special dividends paid in July and December 2009, June and August 2012, November 2013, February and August 2014. Rollover options vested and not yet exercised that would have had an exercise price below zero as a result of the dividends were reduced to one cent, with the remaining reduction to be paid in cash upon exercise of the options. Payments of the special dividends to the Company's Second Amended and Restated Equity Incentive Plan, or EIP, option holders are linked to vesting. The final tranche of rollover options were exercised during the fiscal year, thus the liability to these option holders is fully settled. Refer to Note 16 for further discussion of the special dividends.

9. DEFERRED PAYMENT OBLIGATION
Pursuant to an Agreement and Plan of Merger, or the Merger Agreement, dated as of May 15, 2008, and subsequently amended, The Carlyle Group indirectly acquired all of the issued and outstanding stock of the Company. In connection with this transaction, on July 31, 2008 the Company established a Deferred Payment Obligation, or DPO, of $158.0 million, payable 8.5 years after the Closing Date, or until settlement of all outstanding claims, less any settled claims. Pursuant to the Merger Agreement, $78.0 million of the $158.0 million DPO was required to be paid in full to the selling shareholders. On December 11, 2009, in connection with a recapitalization transaction, $100.4 million was paid to the selling shareholders, of which $78.0 million was the repayment of that portion of the DPO, with approximately $22.4 million representing accrued interest.
The remaining $80.0 million is available to indemnify the Company for certain pre-acquisition tax contingencies, related interest and penalties, and other matters pursuant to the Merger Agreement. Any amounts remaining after the settlement of all claims will be paid out to the selling shareholders. During fiscal 2016, the Company effectively settled approximately $56.9 million of its pre-acquisition uncertain tax positions, thereby relieving an amount of approximately $21.4 million that was previously indemnified under the DPO. As of March 31, 2016, there were no estimated tax indemnified amounts recorded against the DPO. Remaining potential claims outstanding that may be indemnified pursuant to the Merger Agreement relate to former officers and stockholders’ suits that are still in litigation (See Note 19).
During fiscal 2016, the company accrued interest at a rate of 5% per six-month period on the unpaid DPO balance, net of any settled claims or payments, which was $80.0 million as of March 31, 2016 and 2015. Accordingly, the $81.3 million recorded as of March 31, 2016 within other current liabilities, and the $60.7 million as of March 31, 2015 recorded within other long-term liabilities, except the current portion of accrued interest expense which is recorded within short-term liabilities, represents the residual balance estimated to be paid to the selling shareholders subject to any remaining potential claims based on consideration of accrued interest and other matters.
A reconciliation of the principal balance of the DPO to the amount recorded in the consolidated balance sheets for the periods presented are as follows:

	March 31,
	2016	2015
Deferred payment obligation	$80,000	$80,000
Indemnified pre-acquisition uncertain tax positions	(21,407)	(20,586)
Release of indemnified pre-acquisition uncertain tax positions	21,407	—
Accrued interest	1,319	1,304
Amount recorded in the consolidated balance sheets	$81,319	$60,718
During fiscal 2016 and 2015 respectively, the Company paid $8.0 million in each year of accrued interest to the selling shareholders.

10. DEBT
Debt consisted of the following:

	March 31, 2016		March 31, 2015
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Term Loan A	2.94%	$741,813	2.68%	$798,875
Term Loan B	3.75%	841,188	3.75%	841,188
Revolving credit facility	5.00%	35,000	—%	—
Less: Unamortized debt issuance costs and discount on debt		(20,740)		(27,239)
Total		1,597,261		1,612,824
Less: Current portion of long-term debt		(112,813)		(57,063)
Long-term debt, net of current portion		$1,484,448		$1,555,761
On May 7, 2014, the Company entered into the Second Amendment to the Credit Agreement, dated as of July 31, 2012 (as previously amended by the First Amendment to the Credit Agreement, dated as of August 16, 2013). Pursuant to the Second Amendment, the Company increased its borrowing under Term Loan A by approximately $168.4 million, the proceeds of which were used to pay outstanding principal on Term Loan B. The rates for Term Loan A and Term Loan B, as amended, remain unchanged. The Second Amendment also extended the maturity date of Term Loan A and the revolving credit facility to May 31, 2019. The maturity date for Term Loan B remained unchanged at July 31, 2019. The Company also amended its existing debt covenants to provide for greater operational and financial flexibility. As of March 31, 2016 and 2015, the Company was in compliance with all of the Credit Agreement's debt covenants.
As of March 31, 2016, the Credit Agreement, as amended, provided the Company with an $830.0 million Term Loan A and an $841.2 million Term Loan B, and a $500.0 million revolving credit facility, with a sublimit for letters of credit of $100.0 million. The outstanding obligations under the Credit Agreement, as amended, are secured by a security interest in substantially all of the assets of the Company, subject to certain exceptions set forth in the Credit Agreement, as amended, and related documentation.
The Company occasionally borrows under the revolving credit facility in anticipation of cash demands. During the second, third, and fourth quarters of fiscal 2016, the Company's wholly-owned subsidiary Booz Allen Hamilton Inc. accessed a total of $25.0 million, $123.0 million, and $125.0 million respectively, of its $500.0 million revolving credit facility. As of March 31, 2016, $35 million was outstanding on the revolving credit facility, which was repaid on April 5, 2016. During the second and fourth quarters of fiscal 2015 the Company's wholly-owned subsidiary Booz Allen Hamilton, Inc. accessed a total of $30 million and $50 million respectively, of the revolving credit facility. As of March 31, 2015, no amounts were outstanding on the revolving credit facility.
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
The following table summarizes required future debt principal repayments:

	Payments Due By March 31,
	Total	2017	2018	2019	2020	2021	Thereafter
Term Loan A	$741,813	$77,813	$98,563	$349,638	$215,799	$—	$—
Term Loan B	841,188	—	—	—	841,188	—	—
Total	$1,583,001	$77,813	$98,563	$349,638	$1,056,987	$—	$—
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

During fiscal 2016, interest payments of $22.0 million and $34.7 million were made for Term Loan A and Term Loan B, respectively. During fiscal 2015, interest payments of $21.0 million and $29.0 million were made for Term Loan A and Term Loan B, respectively.
Interest on debt and debt-like instruments consisted of the following:

	Fiscal Year Ended March 31,
	2016	2015	2014
	(In thousands)
Term Loan A Interest Expense	$21,790	$22,189	$18,965
Term Loan B Interest Expense	32,070	33,079	41,942
Interest on Revolving Credit Facility	363	68	143
Deferred Payment Obligation Interest Payments [1]	8,015	8,000	8,000
Amortization of Debt Issuance Costs (DIC) and Original Issue Discount (OID) [2]	8,359	8,331	8,839
Other	218	165	141
Total Interest Expense	$70,815	$71,832	$78,030
1 Interest payments on the deferred payment obligation are made twice a year in January and July. See Note 9.
2 DIC and OID on the Company's term loans are recorded as a reduction of long term debt in the consolidated balance sheet and are amortized ratably over the life of the related debt using the effective rate method. DIC on the Company's revolving line of credit is recorded as a long term asset on the consolidated balance sheet and amortized ratably over the term of the revolving credit facility.

11. INCOME TAXES
The components of income tax expense were as follows:

	Fiscal Year Ended March 31,
	2016	2015	2014
Current
U.S. Federal	$61,339	$133,400	$148,908
State and local	20,480	22,492	26,062
Total current	81,819	155,892	174,970
Deferred
U.S. Federal	8,664	(2,938)	(22,540)
State and local	(5,115)	395	(3,831)
Total deferred	3,549	(2,543)	(26,371)
Total	$85,368	$153,349	$148,599
A reconciliation of the provision for income tax to the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes for each of the three years ended March 31 is as follows:

	Fiscal Year Ended March 31,
	2016	2015	2014
Income tax expense computed at U.S. federal statutory rate (35%)	$132,812	$135,071	$133,275
Increases (reductions) resulting from:
Changes in uncertain tax positions	(56,428)	1,038	1,838
State and local income taxes, net of federal tax	10,092	15,039	13,847
Meals and entertainment	1,321	1,513	1,135
Other	(2,429)	688	(1,496)
Income tax expense from operations	$85,368	$153,349	$148,599

Significant components of the Company’s net deferred income tax (liability) asset were as follows:

	March 31,
	2016	2015
Deferred income tax assets:
Accrued expenses	$85,412	$92,747
Accrued compensation	35,950	36,956
Stock-based compensation	20,032	25,537
Pension and postretirement benefits	46,743	44,030
Property and equipment	14,760	14,035
Net operating loss & Capital loss carryforwards	283	263
Deferred rent and tenant allowance	20,964	13,700
Other	4,793	2,609
Total gross deferred income tax assets	228,937	229,877
Less: Valuation allowance	—	—
Total net deferred income tax assets	228,937	229,877
Deferred income tax liabilities:
Accrued compensation-IRC Section 481(a)	—	(10,039)
Unbilled receivables	(122,744)	(104,017)
Intangible assets	(80,604)	(81,857)
Debt issuance costs	(3,354)	(4,395)
Other	(181)	(272)
Total deferred income tax liabilities	(206,883)	(200,580)
Net deferred income tax asset	$22,054	$29,297
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
As of March 31, 2016, the Company has a minimal amount of State net operating loss, or NOL, carryforwards. If not utilized, the State NOL carryforwards will begin to expire in 2020. The Company believes that it is more likely than not that the Company will generate sufficient taxable income to fully realize the tax benefit of the State NOL carryforwards.
Uncertain Tax Positions
The Company maintains reserves for uncertain tax positions related to income tax benefits recognized. These reserves involve considerable judgment and estimation and are evaluated by management based on the best information available including changes in tax laws and other information. As of March 31, 2016, 2015, and 2014, the Company has recorded $1.5 million, $58.4 million, and $57.4 million respectively, of reserves for uncertain tax positions which includes potential tax benefits of $1.4 million, $55.2 million, and $55.0 million respectively, that, if recognized, would impact the effective tax rate.
For the fiscal year ended March 31, 2016, the Company's reserves for uncertain tax positions decreased primarily as a result of expired statute of limitations for a prior tax year and management's conclusion that the uncertain tax positions related to the statute lapse were effectively settled. The Company released approximately $56.9 million of its pre-acquisition uncertain tax positions during the fiscal year ended March 31, 2016, including $3.2 million of net interest and penalties that were incurred by the Company subsequent to the Acquisition. As part of this settlement, an amount of $21.4 million, previously indemnified under the remaining available DPO was relieved. As of March 31, 2016, there were no estimated tax indemnified amounts recorded against the DPO.

A reconciliation of the beginning and ending amount of potential tax benefits for the periods presented is as follows:

	March 31,
	2016	2015	2014
Beginning of year	$55,164	$54,966	$55,679
Increases in prior year position	79	27	364
Increases in current year position	—	203	—
Settlements with taxing authorities	(2,581)	(32)	(1,074)
Lapse of statute of limitations	(51,213)	—	(3)
End of year	$1,449	$55,164	$54,966
The Company recognized accrued (released) interest and penalties of approximately $(3.2) million, $0.8 million and $1.1 million for fiscal 2016, 2015, and 2014, respectively, related to the reserves for uncertain tax positions in the income tax provision. Included in the total reserve for uncertain tax positions are accrued penalties and interest of approximately $0.1 million, $3.3 million and $2.4 million at March 31, 2016, 2015, and 2014 respectively.
The Company is subject to taxation in the United States and various state and foreign jurisdictions. As of March 31, 2016, the Company's tax years ended March 31, 2013 and forward are open and subject to examination by the federal tax authorities. The other jurisdictions currently open or under examination are not considered to be material.

12. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company sponsors the Employees’ Capital Accumulation Plan, or ECAP, which is a qualified defined contribution plan that covers eligible U.S. and international employees. The ECAP provides for distributions, subject to certain vesting provisions, to participants by reason of retirement, death, disability, or termination of employment. Effective April 1, 2014, the Company transitioned from a discretionary employer contribution to an annual matching contribution of up to 6% of eligible annual income as determined by the Internal Revenue Code for the ECAP. Total expense recognized under ECAP for fiscal 2016, 2015, and 2014 was $108.7 million, $110.7 million, and $165.6 million, respectively, and the Company-paid contributions were $107.5 million, $124.8 million, and $205.2 million, respectively.
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
The components of net postretirement medical expense for the Officer Medical Plan were as follows:

	Fiscal Year Ended March 31,
	2016	2015	2014
Service cost	$5,702	$4,086	$4,745
Interest cost	4,505	3,568	3,660
Net actuarial loss	3,536	582	2,728
Total postretirement medical expense	$13,743	$8,236	$11,133

The weighted-average discount rate used to determine the year-end benefit obligations was as follows:

	Fiscal Year Ended March 31,
	2016	2015	2014
Officer Medical Plan	4.25%	4.25%	4.75%
Retired Officers’ Bonus Plan	4.25%	4.25%	4.75%

Assumed healthcare cost trend rates for the Officer Medical Plan at March 31, 2016 and 2015 were as follows:

Pre-65 initial rate	2016	2015
Healthcare cost trend rate assumed for next year	7.50%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	5.00%
Year that the rate reaches the ultimate trend rate	2024	2023

Post-65 initial rate	2016	2015
Healthcare cost trend rate assumed for next year	9.00%	6.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	5.00%
Year that the rate reaches the ultimate trend rate	2024	2023
Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates calculated as of March 31, 2016 would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest cost	$2,331	$(1,791)
Effect on postretirement benefit obligation	20,459	(16,291)
Total defined benefit plan expense, consisting of service, interest, and net actuarial gain associated with the Retired Officers' Bonus Plan was $0.7 million, $0.7 million, and $0.8 million for fiscal 2016, 2015, and 2014, respectively. Benefits paid associated with the Retired Officers’ Bonus Plan were $0.3 million, $1.3 million, and $1.1 million for fiscal 2016, 2015, and 2014, respectively. The end-of-period benefit obligation of $4.5 million and $4.3 million as of March 31, 2016 and 2015, respectively, is included in postretirement obligations within other long-term liabilities in the accompanying consolidated balance sheets.
Accumulated other comprehensive loss as of March 31, 2016 includes unrecognized gross actuarial gain of $4.2 million, reduced by taxes of $1.7 million, that has not yet been recognized in net periodic pension cost for the Retired Officers’ Bonus Plan and the Officer Medical Plan. Accumulated other comprehensive loss as of March 31, 2015, includes unrecognized gross actuarial loss of $25.6 million, reduced by taxes of $10.1 million, that has not yet been recognized in net periodic pension cost for the Retired Officers’ Bonus Plan and the Officer Medical Plan.
The amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic cost in fiscal 2017 are $3.1 million of net actuarial (gain) loss, $0 of net prior service cost (credit), and $0 of net transition (asset) obligation.
The changes in the benefit obligation, plan assets, and funded status of the Officer Medical Plan were as follows:

	Fiscal Year Ended March 31,
	2016	2015	2014
Benefit obligation, beginning of the year	$107,317	$75,902	$78,735
Service cost	5,702	4,086	4,745
Interest cost	4,505	3,568	3,660
Net actuarial (gain) loss	(496)	26,293	(9,436)
Benefits paid	(3,020)	(2,532)	(1,802)
Benefit obligation, end of the year	$114,008	$107,317	$75,902

	Fiscal Year Ended March 31,
Changes in plan assets	2016	2015	2014
Fair value of plan assets, beginning of the year	$—	$—	$—
Employer contributions	3,020	2,532	1,802
Benefits paid	(3,020)	(2,532)	(1,802)
Fair value of plan assets, end of the year	$—	$—	$—
As of March 31, 2016 and 2015, the unfunded status of the Officer Medical Plan was $114.0 million and $107.3 million, respectively, which is included in other long-term liabilities in the accompanying consolidated balance sheets.
Funded Status for Defined Benefit Plans
Generally, annual contributions are made at such times and in amounts as required by law and may, from time to time, exceed minimum funding requirements. The Retired Officers’ Bonus Plan is an unfunded plan and contributions are made as benefits are paid. As of March 31, 2016 and 2015, there were no plan assets for the Retired Officers’ Bonus Plan and therefore, the accumulated liability of $4.5 million and $4.3 million, respectively, is unfunded. The liability will be distributed in a lump-sum payment as each Officer retires.
The expected future medical benefit payments and related contributions are as follows:

For the Fiscal Year Ending March 31,
2017	$3,001
2018	$3,414
2019	$3,815
2020	$4,245
2021	$4,625
2022-2025	$28,833

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

All amounts recorded in other comprehensive loss are related to the Company's post-retirement plan. The following table represents a rollforward of amounts recognized in accumulated other comprehensive loss, net of tax:

	March 31,
	2016	2015	2014
Beginning of year	$(22,159)	$(6,636)	$(13,787)
Other comprehensive income (loss) before reclassifications	404	(15,873)	5,499
Amounts reclassified from accumulated other comprehensive loss	2,142	350	1,652
Net current-period other comprehensive income (loss)	2,546	(15,523)	7,151
End of year	$(19,613)	$(22,159)	$(6,636)

The following table presents the reclassifications out of accumulated other comprehensive loss to net income:

	March 31,
	2016	2015	2014
Amortization of net actuarial loss included in net periodic benefit cost (See Note 12)
Total before tax	$3,536	$577	$2,728
Tax benefit	(1,394)	(227)	(1,076)
Net of tax	$2,142	$350	$1,652

14. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	March 31,
	2016	2015
Deferred rent	$53,170	$34,732
Deferred payment obligation	—	59,414
Postretirement benefit obligations	118,554	111,624
Other (1)	4,081	8,515
Total other long-term liabilities	$175,805	$214,285

(1) Balance at March 31, 2015 includes a contingent earnout liability of $4.5 million related to business acquisitions. Refer to Note 17 for further discussion.

15. STOCKHOLDERS’ EQUITY
Common Stock
Holders of Class A Common Stock, Class C Restricted Common Stock, and Class E Special Voting Common Stock are entitled to one vote for each share as a holder. The holders of the Voting Common Stock shall vote together as a single class. The holders of Class B Non-Voting Common Stock have no voting rights.
Class C Restricted Common Stock was restricted in that a holder’s shares vested as set forth in the Rollover Plan. Refer to Note 16 for further discussion of the Rollover Plan.
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
Class E Special Voting Common Stock represents the voting rights that accompany the Rollover Options. Rollover Options have a fixed vesting and exercise schedule to comply with IRS section 409A. Upon exercise, the option will convert to Class A Common Stock, and the corresponding Class E Special Voting Common Stock will be repurchased by the Company and retired. On September 30, 2015, the Company purchased, at par value, all issued and outstanding shares of Class E special voting common stock in connection with the exercise of the final tranche of rollover options during the second quarter of fiscal 2016. Refer to Note 16 for further discussion of the Rollover Options.
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
Employee Stock Purchase Plan
In connection with the Company’s initial public offering in November 2010, the Company established a tax qualified Employee Stock Purchase Plan, or ESPP, which is designed to enable eligible employees to periodically purchase shares of the Company’s Class A Common Stock up to an aggregate of 10,000,000 shares at a five percent discount from the fair market value of the Company’s common stock. The ESPP provides for quarterly offering periods, the first of which commenced on April 1, 2011. For the year ended March 31, 2016, 224,415 Class A Common Stock shares were purchased by employees under the ESPP. As of the program's inception, 1,733,349 shares have been purchased by employees.
Share Repurchase Program
On December 12, 2011, the Board of Directors approved a $30.0 million share repurchase program, to be funded from cash on hand. A special committee of the Board of Directors was appointed to evaluate market conditions and other relevant factors and initiate repurchases under the program from time to time. On January 27, 2015, the Board of Directors approved an increase to the share repurchase authorization to $180.0 million. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. On November 5, 2014, the Company entered into an agreement with an affiliate of The Carlyle Group to repurchase 1,000,000 shares of our Class A common stock pursuant to the repurchase program. The shares were repurchased at a price of $25.10 per share as part of a private non-underwritten transaction. On February 2, 2015, the Company entered into a similar agreement with an affiliate of the Carlyle Group to repurchase an additional 1,000,000 shares of our Class A common stock pursuant to the repurchase program. The shares were repurchased from the Underwriter at a price of $28.36 per share. During the first and fourth quarters of fiscal 2016, the Company purchased 2.1 million shares of the Company’s Class A Common Stock in a series of open market transactions for $54.9 million. As of March 31, 2016, the Company has $71.7 million remaining under the repurchase program.
Dividends
The following table summarizes the cash distributions recognized in the consolidated statement of cash flows:

	Fiscal Year Ended March 31,
	2016	2015	2014
Recurring dividends (1)	$80,015	$67,846	$57,063
Special dividends (2)	—	147,248	288,739
Dividend equivalents (3)	31,802	47,110	56,138
Total distributions	$111,817	$262,204	$401,940

(1) Amounts represent recurring quarterly dividends that were declared and paid for during each quarter of fiscal 2016, 2015, and 2014.
(2) Amounts represent aggregate special dividends of $1.00 per share ($1.00 paid on August 29, 2014), and $2.00 per share ($1.00 paid November 29, 2013 and $1.00 paid February 28, 2014) that were declared and paid for during fiscal 2015 and fiscal 2014, respectively.
(3) Dividend equivalents are distributions made to option holders equal to the special dividends declared and paid.

On May 18, 2016, the Company announced a regular quarterly cash dividend in the amount of $0.15 per share. The quarterly dividend is payable on June 30, 2016 to stockholders of record on June 10, 2016.
For each special dividend authorized and declared, the Board of Directors, acting as the Administrator of the Officers' Rollover Stock Plan and the EIP, is required to make a determination under the respective plan's antidilution provision to adjust the outstanding options. Refer to Note 16 for further discussion of the special dividends.
The total payout of the dividend and the dividend equivalents have been presented as a financing activity within the consolidated statement of cash flows.

16. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense recognized in the consolidated statements of operations:

	Fiscal Year Ended March 31,
	2016	2015	2014
Cost of revenue	$7,001	$8,652	$5,672
General and administrative expenses	17,991	17,511	14,393
Total	$24,992	$26,163	$20,065
The following table summarizes the total stock-based compensation expense recognized in the consolidated statements of operations by the following types of equity awards:

	Fiscal Year Ended March 31,
	2016	2015	2014
Equity Incentive Plan Options	$3,702	$4,897	$7,257
Class A Restricted Common Stock	21,290	21,266	12,171
Rollover Options	—	—	578
Class C Restricted Stock	—	—	59
Total	$24,992	$26,163	$20,065
As of March 31, 2016 and 2015, there was $20.3 million and $27.9 million, respectively, of total unrecognized compensation cost related to unvested stock-based compensation agreements. The unrecognized compensation cost as of March 31, 2016 is expected to be fully amortized over the next 5 years. Absent the effect of accelerating stock compensation cost for any departures of employees who may continue to vest in their equity awards, the following tables summarize the unrecognized compensation cost, the weighted average period the cost is expected to be amortized, and the estimated annual compensation cost for the future periods indicated below (excludes any future awards):

	Unrecognized Compensation Cost		Weighted Average Remaining Period to be Recognized
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Equity Incentive Plan Options	$4,324	$4,475	2.77	2.83
Class A Restricted Common Stock	15,951	23,418	2.02	2.71
Total	$20,275	$27,893

	Total Unrecognized Compensation Cost
	Total	2017	2018	2019	2020	2021
Equity Incentive Plan Options	$4,324	$2,712	$994	$447	$160	$11
Class A Restricted Common Stock	15,951	11,273	4,278	400	—	—
Total	$20,275	$13,985	$5,272	$847	$160	$11

Equity Incentive Plan
The EIP, was created in connection with the Merger Agreement for employees and directors of Holding. The Company created a pool of options, or EIP Options, to draw upon for future grants that would be governed by the EIP. All options under the EIP are exercisable, upon vesting, for shares of Class A common stock of Holding.
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
On April 1, 2015, 457,320 options were granted under the EIP. The estimated fair value of the per-option grant was $6.71, resulting in a total fair value of $3.1 million.
On July 29, 2015, 15,102 options were granted under the EIP. The estimated fair value of the per-option grant was $6.62, resulting in a total fair value of $0.1 million.
On February 8, 2016, 40,511 options were granted under the EIP. The estimated fair value of the per-option grant was $6.17, resulting in a total fair value of $0.2 million.
The aggregate grant date fair value of the EIP Options issued during fiscal 2016 and 2015, was $3.4 million and $1.7 million respectively, and is being recorded as expense over the vesting period. The total fair value of EIP Options vested during fiscal 2016 and 2015 was $14.9 million and $14.0 million, respectively. The total intrinsic value of EIP options exercised during fiscal 2016 and 2015 was $16.1 million and $15.0 million, respectively. As of March 31, 2016 and 2015, there were 12,147,850 and 12,753,436 options, respectively, available for future grant under the EIP.
In addition to options, the Board of Directors also grants restricted stock awards to members of the Board as compensation for services rendered to the Company. These awards generally vest over one year.
During fiscal 2016, the Company also issued several equity awards in the form of restricted stock to certain newly hired and existing employees and officers of the Company. These awards will vest over a three year period subject to the employees' continued employment with the Company.
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
Grants of Class A Restricted Common Stock and Restricted Stock Units
On April 1, 2015, the Board of Directors granted 23,719 Restricted Stock Units to certain newly hired officers. The aggregate value of this award was estimated at $0.7 million based on the stock price of $29.08 on the grant date.
On May 19, 2015, the Board of Directors granted 2,094 Restricted Stock Units to certain newly hired officers. The aggregate value was estimated at $0.1 million based on the stock price of $28.65 on the grant date.
On July 1, 2015 the Board of Directors granted 401,307 Restricted Stock Units in conjunction with the Annual Incentive Plan adopted on October 1, 2010, or Annual Incentive Plan. The amount of the annual incentive payment was determined based on performance targets established by the Compensation Committee and a portion of the incentive payment awarded under the Annual Incentive Plan was paid in the form of Restricted Stock Units. A Restricted Stock Unit represents a contingent right to receive one share of Class A Common Stock upon vesting. The Restricted Stock Units will vest based on the passage of time, subject to the participant’s continued employment with the Company. The aggregate fair value was estimated at $10.3 million based on the stock price of $25.70 on the grant date.
On August 7, 2015, the Board of Directors granted 40,174 shares of Class A Restricted Common Stock to members of the Board of Directors. The aggregate fair value of this award was estimated at $1.1 million based on the stock price of $26.76 on the grant date.

On October 28, 2015, the Board of Directors granted 2,808 shares of Class A Restricted Common Stock to a new member of the Board of Directors. The aggregate value was estimated at $0.1 million based on the stock price of $30.30 on the grant date.
On October 28, 2015, the Board of Directors granted 5,775 Class A Restricted Stock Units to certain newly hired employees. The aggregate value of this award was estimated at $0.2 million based on the stock price of $30.30 on the grant date.
On December 15, 2015, the Board of Directors granted 35,590 Class A Restricted Stock Units to certain newly hired and current officers. The aggregate value of this award was estimated at $1.0 million based on the stock price of $29.50 on the grant date.
On January 27, 2016, the Board of Directors granted 10,861 Class A Restricted Stock Units to a newly hired employee. The aggregate value of this award was estimated at $0.3 million based on the stock price of $27.62 on the grant date.
On February 8, 2016 the Board of Directors granted 9,466 Class A Restricted Stock Units to a newly promoted executive vice president. The aggregate value of this award was estimated at $0.2 million based on the stock price of $26.41 on the grant date.
The total fair value of restricted stock shares vested during fiscal 2016 and 2015 was $26.5 million and $15.0 million, respectively.
Officers’ Rollover Stock Plan
The Rollover Plan was adopted as a mechanism to enable Company Officers to exchange a portion of their previous equity interests in the pre-acquisition Company for equity interests in the Company. Among the equity interests that were eligible for exchange were common stock and stock rights, both vested and unvested.
Unvested stock rights that would have vested in 2008 were exchanged for 2,028,270 shares of new Class C Restricted Stock issued by the Company at an estimated fair value of $10.00 on August 1, 2008. The aggregate grant date fair value of the Class C Restricted Stock issued of $20.3 million was recorded as expense over the vesting period. For the fiscal years ended March 31, 2015 and March 31, 2016 all shares of Class C Restricted Stock were fully vested and exercised. At March 31, 2016 and 2015, 3,971,730 shares of Class C Restricted Stock were authorized but unissued under the Plan. Notwithstanding the foregoing, Class C Restricted Stock was intended to be issued only in connection with the exchange process described above.
In addition to the conversion of the stock rights that would have vested in 2008 to Class C Restricted Stock, Options were issued in exchange for old stock rights held by the U.S. government consulting partners of the pre-acquisition Company. The Rollover Options were granted based on the retirement eligibility of the Officer. For the purposes of these options, there were two categories of Officers - retirement eligible and non-retirement eligible. Those individuals who were considered retirement eligible also were given the opportunity to make a one-time election to be treated as non-retirement eligible. The determination of retirement eligibility was made as of a set point in time and could not be changed at a future date. The aggregate grant date fair value of the Rollover Options issued of $127.1 million was recorded as compensation expense over the vesting period. Rollover Options granted to retirement eligible Officers had different vesting and exercise schedules than those granted to non-retirement eligible Officers. The Rollover Options were fully vested as of March 31, 2015. Rollover Options granted to retirement-eligible Officers were fully exercised as of March 31, 2015. Rollover Options granted to non-retirement eligible Officers were fully exercised as of March 31, 2016.
As permitted under the terms of the EIP, the Compensation Committee as Administrator of the Plan, authorized the withholding of taxes not to exceed the minimum statutory withholding amount, through the surrender of shares of Class A common stock issuable upon the vesting or accelerated vesting of Restricted Stock. For those holders who elected to participate, the trade dates were as listed in the table below. As a result of these transactions, the Company repurchased a total of 299,203 shares and recorded them as treasury shares at a cost of $8.3 million, detailed as follows:

Total Shares Withheld to Cover Taxes
Trade Date	Shares	Cost	Total
April 1, 2015	3,258	$29.08	$94,743
June 30, 2015	157,305	$25.24	3,970,378
December 31, 2015	1,295	$30.85	39,951
March 31, 2016	137,345	$30.28	4,158,806
Total	299,203		$8,263,878

Methodology
The Company uses the Black-Scholes option-pricing model to determine the estimated fair value for stock-based awards. The fair value of the Company’s stock is based on the closing price on the New York Stock Exchange.
During fiscal year 2016, the Company’s Board of Directors authorized and declared three regular quarterly cash dividends of $0.13 per share and one quarterly cash dividend of $0.15 per share. Therefore, an annualized dividend yield between 1.79% and 2.27% was used in the Black-Scholes option-pricing model for all grants issued during the fiscal year. The Company has excluded any special dividends from the annualized dividend yield because of their classification as special dividends and their non-recurring nature. The Company plans to continue paying recurring dividends in the near term and assessing its excess cash resources to determine the best way to utilize its excess cash flow in order to meet its objectives. One way the Company may utilize excess cash includes the payment of special dividends. The Company does not anticipate or forecast the payment of special dividends and therefore does not include special dividends in the annual dividend yield which the company uses to calculate the fair value of stock options, as the Company does not pay these special dividends on a regular basis.
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
The weighted average assumptions used in the Black-Scholes option-pricing model for stock option awards were as follows:

	For The Fiscal Year Ended March 31,
	2016	2015	2014
Dividend yield	1.83%	1.90%	2.19%
Expected volatility	29.85%	30.42%	30.97%
Risk-free interest rate	1.33%	1.60%	1.36%
Expected life (in years)	5.08	5.00	6.64
Weighted-average grant date fair value	$6.67	$5.55	$4.59
Special Dividends
The Compensation Committee, acting as the Administrator of the Officers' Rollover Stock Plan and the EIP, have discretion in how to effect the required adjustment to keep option holders whole in the event of a distribution of dividends that trigger certain anti-dilution clauses within the respective plans. In the event the Compensation Committee elects to grant option holders a cash payment equal to the amount of the special dividend, the Company accrues a stock-based compensation liability as the EIP options are scheduled to be vested. The obligation will be settled on the later of the date the dividend is paid or the vesting date of the EIP options or the options' mandatory exercise date for Rollover Options. The stock-based compensation liability includes all special dividends declared. Rollover Options were fully vested and fully exercised as of March 31, 2016. Therefore the liability associated with these options was fully settled as of March 31, 2016.
On July 30, 2014, the Board of Directors authorized and declared a special cash dividend of $1.00 per share. The dividend was paid on August 29, 2014 to stockholders of record on August 11, 2014. For each special dividend declared, the Compensation Committee, acting as the Administrator of the Officers' Rollover Stock Plan and the EIP, made a determination to adjust outstanding Rollover and EIP options for the special dividend to prevent the dilution of the benefit or potential benefit of the options.  The adjustment was in the form of a $1.00 dividend equivalent. Holders of EIP options will receive a cash payment equal to the amount of the special dividend payable on the date the dividend was paid or the vesting of the EIP option, whichever is later. As of March 31, 2016, Rollover Options were fully exercised; therefore the liability associated with these options is fully settled.
On June 30, 2015, vested EIP option holders received a payment of $3.6 million related to the special dividends declared in fiscal years 2013 and 2014. On September 30, 2015, Rollover Options holders received a dividend equivalent payment of $28.0 million related to special dividends declared in fiscal years 2010, 2013, 2014, and 2015. On March 31, 2016, vested EIP option holders received a payment of $0.1 million related to the special dividends declared in fiscal years 2013, 2014, and

2015. Payment of the dividend equivalents were accounted for as modifications resulting in incremental benefit to the option holders resulting in additional compensation expense. Total compensation expense recorded in conjunction with the payment of all dividend equivalent to holders of unvested EIP options for the fiscal year ended March 31, 2016 was $0.3 million. Future compensation cost related to payment of the dividend equivalents to holders of EIP options not yet recognized in the statement of operations is $0.2 million and is expected to be recognized over 1.25 years.
As of March 31, 2016 and 2015, the Company calculated a total recorded and unrecorded stock-based compensation liability of $3.8 million and $35.8 million, respectively, related to the special dividends paid in July and December 2009, June and August 2012, November 2013, and February and August 2014, as follows:

	March 31, 2016			March 31, 2015
	EIP Options	Rollover Options	Total	EIP Options	Rollover Options	Total
Current portion of liability[1]	$2,269	$—	$2,269	$3,697	$28,035	$31,732
1 Included in accrued compensation and benefits (Note 8).
As of March 31, 2016, $1.5 million related to EIP Options will be recorded as liabilities as the options vest over the next three years. As of March 31, 2015, there was an unrecorded liability of $4.1 million related to EIP options. There is no unrecorded liability related to Rollover options as of March 31, 2016 or 2015, as the Rollover options are fully vested.
The following table summarizes unvested restricted stock activity for the periods presented:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested Restricted Stock Awards
Unvested at March 31, 2015	2,218,015	21.02
Granted	531,794	26.32
Vested	982,869	20.32
Forfeited	6,988	25.08
Unvested at March 31, 2016	1,759,952	23.00

The following table summarizes stock option activity for the periods presented:

	Number of Options	Weighted Average Exercise Price
Officers’ Rollover Stock Plan Options
Non-Retirement Eligible:
Options outstanding at March 31, 2015	1,857,126	$0.01	*
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	1,857,126	0.01	*
Options outstanding at March 31, 2016	—	$—
Equity Incentive Plan Options
Options outstanding at March 31, 2015	6,276,805	$10.19	**
Granted	512,933	28.84
Forfeited	128,432	17.88
Expired	1,518	17.71
Exercised	866,780	9.19
Options outstanding at March 31, 2016	5,793,008	$11.82	**
* Amount reduced for $4.642 dividend issued December 11, 2009, $1.087 dividend issued July 27, 2009, $1.50 dividend issued May 29, 2012, and the $6.50 dividend issued July 30, 2012.
** Reflects exercise price adjustment of $6.36 per grant for the $6.50 dividend per share issued July 30, 2012.
The following table summarizes unvested stock options for the periods presented:

	Number of Options	Weighted Average Grant Date Fair Value
Equity Incentive Plan Options
Unvested at March 31, 2015	2,229,925	$5.68
Granted	512,933	6.67
Vested	1,048,585	6.13
Forfeited	128,432	5.28
Unvested at March 31, 2016	1,565,841	$5.73

The following table summarizes stock options outstanding at March 31, 2016:

Range of exercise prices	Stock Options Outstanding	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life	Intrinsic Value	Stock Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
				(In years)				(In years)
Equity Incentive Plan
$4.28 - $29.38	5,793,008	$11.82	(1)	5.15	$106,926	4,227,167	$9.11	4.36	$89,496
(1) Reflects exercise price adjustment of $6.36 per grant for the $6.50 dividend per share issued July 30, 2012.

17. FAIR VALUE MEASUREMENTS
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
A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The financial instruments measured at fair value in the accompanying consolidated balance sheets consist of the following:

	Recurring Fair Value Measurements as of March 31, 2016
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and cash equivalents	$42,102	$—	$—	$42,102
Money market funds (1)	—	145,427	—	145,427
Total cash and cash equivalents	$42,102	$145,427	$—	$187,529

	Recurring Fair Value Measurements as of March 31, 2015
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and cash equivalents	$48,942	$—	$—	$48,942
Money market funds (1)	—	158,275	—	158,275
Total cash and cash equivalents	$48,942	$158,275	$—	$207,217
Liabilities:
Contingent earnout liability (2)	—	—	4,500	4,500
Total liabilities	$—	$—	$4,500	$4,500

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

(2) On October 9, 2014, the Company entered into a contingent consideration arrangement in connection with a business acquisition. Under the arrangement, the Company agreed to pay up to a maximum of $9 million in cash to the seller if certain financial performance thresholds are achieved in calendar years 2016 and 2017. The fair value of the contingent consideration liability as of March 31, 2015 was $4.5 million and is a Level 3 fair value measurement recorded within other long-term liabilities. It was valued using a Monte Carlo simulation and the key input besides projected cash flows was volatility, estimated as 30% based on the asset volatility of comparable publicly-traded companies. An increase (decrease) in volatility in isolation would result in a lower (higher) fair value measurement. As of March 31, 2016 the Company has determined that it is unlikely that the seller will meet the financial performance thresholds in the arrangement and therefore has estimated the fair value of the contingent consideration liability to be $0.  This change in fair value was recognized in earnings during the quarter ended March 31, 2016.
The fair value of the Company's debt instruments approximates its carrying value at March 31, 2016 and March 31, 2015. The fair value of debt is determined based on interest rates available for debt with terms and maturities similar to the Company's existing debt arrangements (Level 2 inputs).

The following table presents a summary of changes in the fair value of the Company's contingent earnout liability categorized as Level 3 for the fiscal year ended March 31, 2016:

Contingent Earnout Liability
Balance at March 31, 2015	$4,500
Total gains recognized in earnings, net	(4,500)
Balance at March 31, 2016	$—

18. RELATED-PARTY TRANSACTIONS

The Carlyle Group is the largest shareholder of the Company. On November 5, 2014, the Company entered into an agreement with an affiliate of The Carlyle Group to repurchase 1,000,000 shares of our Class A common stock pursuant to the repurchase program described in Note 15 above. The shares were repurchased at a price of $25.10 per share as part of a private non-underwritten transaction. On February 2, 2015, the Company entered into an underwriting agreement with an affiliate of the Carlyle Group, or the selling stockholder, and Morgan Stanley & Co. LLC, or the underwriter, pursuant to which (i) the selling stockholder sold 12,000,000 shares of our Class A Common Stock to the underwriter and (ii) the Company repurchased 1,000,000 shares of our Class A common stock from the underwriter. The shares were repurchased at a price of $28.36 per share from the underwriter.
From time to time, and in the ordinary course of business: (1) other Carlyle portfolio companies engage the Company as a subcontractor or service provider, and (2) the Company engages other Carlyle portfolio companies as subcontractors or service providers. Revenue and cost associated with these related parties for fiscal 2016 were $0.2 million and $0.1 million, respectively. Revenue and cost associated with these related parties for fiscal 2015 were $1.1 million and $0.9 million, respectively. Revenue and cost associated with these related party transactions for fiscal 2014 were $0.4 million and $0.4 million, respectively.
In addition, investment vehicles affiliated with The Carlyle Group participated in a lender syndicate in the Company’s outstanding debt in the amounts of $44.0 million and $47.0 million at March 31, 2016 and 2015, respectively.
On July 31, 2008, the Company entered into a management agreement, or Management Agreement, with TC Group V US, L.L.C., or TC Group, a company affiliated with Carlyle. In accordance with the Management Agreement, TC Group provides the Company with advisory, consulting and other services and the Company pays TC Group an aggregate annual fee of $1.0 million plus expenses. In addition, the Company made a one-time payment to TC Group of $20.0 million for investment banking, financial advisory, and other services provided to the Company in connection with the Acquisition of Booz Allen Hamilton, Inc. in 2008 by The Carlyle Group. For fiscal 2016, 2015, and 2014, the Company incurred $1.0 million per year in advisory fees.

19. COMMITMENTS AND CONTINGENCIES
Leases
The Company leases office space under noncancelable operating leases that expire at various dates through 2028. The terms for the facility leases generally provide for rental payments on a graduated scale, which are recognized on a straight-line basis over the terms of the leases, including reasonably assured renewal periods, from the time the Company controls the leased property. Lease incentives are recorded as a deferred credit and recognized as a reduction to rent expense on a straight-line basis over the lease term. Rent expense was approximately $88.5 million, net of $0.5 million of sublease income, $92.9 million, net of $0.7 million of sublease income, and $103.5 million, net of $2.5 million of sublease income, for fiscal 2016, 2015, and 2014, respectively.

Future minimum operating lease payments for noncancelable operating leases and future minimum income for noncancelable sublease rentals are summarized as follows:

For the Fiscal Year Ending March 31,	Operating Lease Payments	Operating Sublease Income
2017	$59,043	$192
2018	58,354	60
2019	51,586	39
2020	43,006	37
2021	38,398	37
Thereafter	112,584	19
	$362,971	$384
Rent expense is included in occupancy costs, a component of general and administrative expenses, as shown on the consolidated statements of operations, and includes rent, sublease income from third parties, real estate taxes, utilities, parking, security, repairs and maintenance, and storage costs.
As a result of the July 2008 Acquisition, the Company assigned a total of nine leases to Booz & Co, which subsequently changed its name to Strategy&. The Company remains liable for one lease, which expires in March 2017, for a facility located in London under the terms of the original lease should Strategy& default on its obligations. All other leases assigned to Strategy& have expired. There were no events of default under these leases as of March 31, 2016 or 2015, and the maximum potential amount of undiscounted future payments is $4.4 million. Based on the Company’s assessment of the likelihood of future payment, no amounts have been recorded related to the Company’s contingent liability on such leases.
Letters of Credit and Third-Party Guarantees
As of March 31, 2016 and 2015, the Company was contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that totaled $6.6 million and $5.3 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At March 31, 2016 and 2015, approximately $1.8 million and $5.2 million, respectively, of these instruments reduce the available borrowings under the revolving credit facility. The remainder are guaranteed under a separate $10.0 million facility established in fiscal 2015 of which $5.2 million and $4.9 million, respectively, was available to the Company at March 31, 2016 and 2015.
Government Contracting Matters
For fiscal 2016, 2015, and 2014, approximately 97%, 98%, and 98%, respectively, of the Company’s revenue was generated from contracts where the end client was an agency or department of the U.S. government, including contracts where Booz Allen performed in either a prime or subcontract position, and regardless of the geographic location in which the work was performed. Contracts with the U.S. government are subject to extensive legal and regulatory requirements. From time to time and in the ordinary course of business, agencies of the U.S. government audit our contract costs and conduct inquiries and investigations of our business practices with respect to government contracts to determine whether the Company’s operations are conducted in accordance with these requirements and the terms of the relevant contracts. U.S. government agencies, including the Defense Contract Audit Agency, routinely audit our contract costs, including allocated indirect costs for compliance with the Cost Accounting Standards and the Federal Acquisition Regulation. These agencies also conduct reviews and investigations and make inquiries regarding our accounting and other systems in connection with our performance and business practices with respect to our government contracts. U.S. government audits, inquiries, or investigations of the Company, whether related to the Company’s U.S. government contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including withholding of payments, suspension of payments, repayments, fines, or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting. Management believes it has recorded the appropriate provision for any audit, inquiry, or investigation of which it is aware. During fiscal 2016, the Defense Contract Management Agency Administrative Contracting Officer negotiated annual final indirect cost rates for fiscal year 2008 and fiscal year 2009. As a result, the Company reduced a portion of its provision for the recovery of allowable expenses based on the outcome of these negotiations. The Company also revised its provision for emerging exposures that may result in future cost disallowances including cost reductions and/or penalties. Management believes it has recorded the appropriate provision for the estimated losses that may be experienced from any such reductions and/or penalties. As of March 31, 2016 and 2015, the Company has recorded a liability of approximately $189.9 million and $205.3 million, respectively, for its current best estimate, amounts to be refunded to customers for potential adjustments from audits or reviews of contract costs incurred subsequent to fiscal year 2009.

Litigation
The Company is involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, management does not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on the Company’s financial condition and results of operations. As of March 31, 2016 and 2015, there are no material amounts accrued in the consolidated financial statements related to these proceedings.
Six former officers and stockholders who had departed the company prior to the acquisition have filed a total of nine suits in various jurisdictions, with original filing dates ranging from July 3, 2008 through December 15, 2009, against us and certain of our current and former directors and officers. Three of these suits were amended on July 2, 2010 and then further amended into one consolidated complaint on September 7, 2010. Another two of the original nine suits were consolidated into one complaint on September 24, 2014. Each of the suits arises out of the Acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the Acquisition. Some of the suits also allege that the Acquisition price paid to stockholders was insufficient. The various suits assert claims for breach of contract, tortious interference with contract, breach of fiduciary duty, civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations, violations of the Employee Retirement Income Security Act, and/or securities and common law fraud. Three of these suits have been dismissed with all appeals exhausted. The two suits that were consolidated into one action on September 24, 2014 were settled on April 16, 2015. One of the remaining suits has been dismissed by the United States District Court for the Southern District of California and is on appeal before the United States Court of Appeals for the Ninth Circuit. The other three remaining suits that were previously consolidated on September 7, 2010 have been dismissed by the United States District Court for the Southern District of New York and are on appeal before the United States Court of Appeals for the Second Circuit. As of March 31, 2016, the aggregate alleged damages sought in these four remaining suits was approximately $291.7 million (which is sought to be trebled pursuant to RICO) plus punitive damages, costs, and fees. As of March 31, 2015, the aggregate alleged damages sought was approximately $291.7 million (which is sought to be trebled pursuant to RICO) plus punitive damages, costs, and fees.
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

21. UNAUDITED QUARTERLY FINANCIAL DATA

	2016 Quarters
	First	Second	Third	Fourth
Revenue	$1,351,604	$1,322,154	$1,307,663	$1,424,317
Operating income	126,144	108,816	105,116	104,508
Income before income taxes	108,586	90,953	87,909	92,014
Net income	64,306	56,216	108,055	65,517
Earnings per common share:
Basic (1)	$0.44	$0.38	$0.72	$0.44
Diluted (1)	$0.43	$0.37	$0.71	$0.43

	2015 Quarters
	First	Second	Third	Fourth
Revenue	$1,322,297	$1,304,841	$1,304,686	$1,342,946
Operating income	139,023	121,983	105,256	92,560
Income before income taxes	119,049	104,973	86,616	75,280
Net income	71,115	65,284	52,807	43,363
Earnings per common share:
Basic (1)	$0.49	$0.43	$0.35	$0.29
Diluted (1)	$0.47	$0.42	$0.35	$0.29
(1) Earnings per share are computed independently for each of the quarters presented and therefore may not sum to the total for the fiscal year.

22. SUPPLEMENTAL FINANCIAL INFORMATION
The following schedule summarizes valuation and qualifying accounts for the periods presented:

	Fiscal Year Ended March 31,
	2016	2015	2014
Allowance for doubtful accounts:
Beginning balance	$357	$1,457	$188
Provision for doubtful accounts	352	(1,100)	1,621
Charges against allowance	(53)	—	(352)
Ending balance	$656	$357	$1,457

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective as of March 31, 2016.
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
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2016. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 framework). Based on this assessment, management has concluded that, as of March 31, 2016, our internal control over financial reporting was effective.
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

Report of Ernst & Young LLP,
Independent Registered Public Accounting Firm,
Regarding Internal Control over Financial Reporting

The Board of Directors and Shareholders of
Booz Allen Hamilton Holding Corporation

We have audited Booz Allen Hamilton Holding Corporation’s internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Booz Allen Hamilton Holding Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Booz Allen Hamilton Holding Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Booz Allen Hamilton Holding Corporation as of March 31, 2016 and March 31, 2015 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2016 of Booz Allen Hamilton Holding Corporation and our report dated May 19, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
May 19, 2016

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information related to our directors is set forth under the caption “Election of Directors” of our Proxy Statement for our Annual Meeting of Stockholders scheduled for July 28, 2016. Such information is incorporated herein by reference.
Information relating to our Executive Officers is included in Part I of this Annual Report under the caption “Executive Officers of the Registrant.”
Information relating to compliance with Section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2016 Proxy Statement. Such information is incorporated herein by reference.
Information related to our code of ethics is set forth under the caption “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2016 Proxy Statement. Such information is incorporated herein by reference.
Information relating to the Audit Committee and Board of Directors determinations concerning whether a member of the Audit Committee is a “financial expert” as that term is defined under Item 407(d)(5) of Regulation S-K is set forth under the caption “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2016 Proxy Statement. Such information is incorporated herein by reference.

Item 11.	Executive Compensation.
Information relating to this item is set forth under the captions “Compensation Discussion and Analysis,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report on Executive Compensation” of our 2016 Proxy Statement. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plans
The following table presents information concerning the securities authorized for issuance pursuant to our equity compensation plans as of March 31, 2016:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by securityholders	6,562,502	(1)(2)	$11.82	12,147,850
Equity compensation plans not approved by securityholders	—		N/A	—
Total	6,562,502	(1)(2)	$11.82	12,147,850

(1)
Column (a) includes: 769,494 shares that have been granted as restricted stock units (RSUs) and 5,793,008 shares granted as options under our equity compensation plans. The weighted average price in column (b) does not take into account shares issued pursuant to RSUs.

Information relating to the security ownership of certain beneficial owners and management is included in our 2016 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information relating to this item is set forth under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2016 Proxy Statement. Such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
Information relating to this item is set forth under the caption “Independent Registered Public Accounting Firm Fees” of our 2016 Proxy Statement. Such information is incorporated herein by reference.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Washington, DC, on this 19th day of May, 2016.

BOOZ ALLEN HAMILTON HOLDING CORPORATION (Registrant)

By:	/s/ Horacio D. Rozanski
Name: Horacio D. Rozanski
Title: President and Chief Executive Officer
SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Horacio D. Rozanski	President, Chief Executive Officer and Director (Principal Executive Officer)	May 19, 2016
Horacio D. Rozanski

/s/ Kevin L. Cook	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	May 19, 2016
Kevin L. Cook

/s/ Ralph W. Shrader	Chairman of the Board	May 19, 2016
Ralph W. Shrader

/s/ Joan Lordi C. Amble	Director	May 19, 2016
Joan Lordi C. Amble

/s/ Melody C. Barnes	Director	May 19, 2016
Melody C. Barnes

/s/ Peter Clare	Director	May 19, 2016
Peter Clare

/s/ Ian Fujiyama	Director	May 19, 2016
Ian Fujiyama

/s/ Mark Gaumond	Director	May 19, 2016
Mark Gaumond

/s/ Arthur E. Johnson	Director	May 19, 2016
Arthur E. Johnson

/s/ Gretchen W. McClain	Director	May 19, 2016
Gretchen W. McClain

/s/ Philip A. Odeen	Director	May 19, 2016
Philip A. Odeen

/s/ Charles O. Rossotti	Director	May 19, 2016
Charles O. Rossotti

Exhibit Index

Exhibit Number	Description

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

21	Subsidiaries of the registrant*

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)*

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)*

101
The following materials from Booz Allen Hamilton Holding Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2016 and 2015; (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2016, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2016, 2015 and 2014; (v) Consolidated Statements of Stockholders' Equity for the fiscal years ended March 31, 2016, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements.

___________________________________

*	Filed electronically herewith.
† Management contract or compensatory arrangement.