Form 10-Q
period 2016-06-30
Booz Allen Hamilton Holding Corp
filed 2016-07-27
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
 ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of July 25, 2016
Class A Common Stock	148,552,106
Class B Non-Voting Common Stock	—
Class C Restricted Common Stock	—
Class E Special Voting Common Stock	—

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	March 31, 2016
	(Unaudited)
	(Amounts in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$179,974	$187,529
Accounts receivable, net of allowance	952,797	892,289
Prepaid expenses and other current assets	77,457	109,953
Total current assets	1,210,228	1,189,771
Property and equipment, net of accumulated depreciation	128,813	130,169
Intangible assets, net of accumulated amortization	217,548	220,658
Goodwill	1,361,913	1,361,913
Other long-term assets	123,178	107,660
Total assets	$3,041,680	$3,010,171
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$106,779	$112,813
Accounts payable and other accrued expenses	462,800	484,769
Accrued compensation and benefits	205,593	241,367
Other current liabilities	120,191	100,964
Total current liabilities	895,363	939,913
Long-term debt, net of current portion	1,501,540	1,484,448
Other long-term liabilities	182,503	177,322
Total liabilities	2,579,406	2,601,683
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, Class A — $0.01 par value — authorized, 600,000,000 shares; issued, 153,965,243 shares at June 30, 2016 and 153,391,058 shares at March 31, 2016; outstanding, 148,412,606 shares at June 30, 2016 and 147,992,462 shares at March 31, 2016	1,539	1,534
Treasury stock, at cost — 5,552,637 shares at June 30, 2016 and 5,398,596 shares at March 31, 2016	(140,011)	(135,445)
Additional paid-in capital	255,898	243,475
Retained earnings	364,004	318,537
Accumulated other comprehensive loss	(19,156)	(19,613)
Total stockholders’ equity	462,274	408,488
Total liabilities and stockholders’ equity	$3,041,680	$3,010,171
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,
	2016	2015
	(Amounts in thousands, except per share data)
Revenue	$1,422,722	$1,351,604
Operating costs and expenses:
Cost of revenue	656,954	643,032
Billable expenses	432,265	378,650
General and administrative expenses	189,701	188,661
Depreciation and amortization	14,501	15,117
Total operating costs and expenses	1,293,421	1,225,460
Operating income	129,301	126,144
Interest expense	(17,828)	(17,490)
Other, net	1,891	(68)
Income before income taxes	113,364	108,586
Income tax expense	45,547	44,280
Net income	$67,817	$64,306
Earnings per common share (Note 3):
Basic	$0.46	$0.44
Diluted	$0.45	$0.43
Dividends declared per share	$0.15	$0.13

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,
	2016	2015
	(Amounts in thousands)
Net income	$67,817	$64,306
Change in postretirement plan costs, net of tax	457	524
Comprehensive income	$68,274	$64,830

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,
	2016	2015
	(Amounts in thousands)
Cash flows from operating activities
Net income	$67,817	$64,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,501	15,117
Stock-based compensation expense	5,889	6,265
Excess tax benefits from stock-based compensation	(3,546)	(3,673)
Amortization of debt issuance costs	2,083	2,072
Losses on dispositions and impairments	3	29
Changes in assets and liabilities:
Accounts receivable	(60,508)	(10,131)
Prepaid expenses and other current assets	36,206	(11,023)
Other long-term assets	(15,980)	(13,841)
Accrued compensation and benefits	(34,533)	(41,530)
Accounts payable and other accrued expenses	(20,776)	(24,159)
Accrued interest	1,658	2,116
Other current liabilities	13,195	30,821
Other long-term liabilities	5,638	2,727
Net cash provided by operating activities	11,647	19,096
Cash flows from investing activities
Purchases of property and equipment	(6,171)	(13,140)
Cash paid for business acquisitions, net of cash acquired	(851)	—
Net cash used in investing activities	(7,022)	(13,140)
Cash flows from financing activities
Net proceeds from issuance of common stock	1,571	1,379
Stock option exercises	2,338	871
Excess tax benefits from stock-based compensation	3,546	3,673
Repurchases of common stock	(4,566)	(34,600)
Cash dividends paid	(22,349)	(19,052)
Dividend equivalents paid to option holders	(2,157)	(3,593)
Repayment of debt	(175,563)	(10,375)
Proceeds from debt issuance	185,000	—
Net cash used in financing activities	(12,180)	(61,697)
Net decrease in cash and cash equivalents	(7,555)	(55,741)
Cash and cash equivalents––beginning of period	187,529	207,217
Cash and cash equivalents––end of period	$179,974	$151,476
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$14,051	$13,286
Income taxes	$1,490	$1,314
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
June 30, 2016
1. BUSINESS OVERVIEW
Organization
Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or Holding or the Company, is an affiliate of The Carlyle Group, or Carlyle, and was incorporated in Delaware in May 2008. The Company provides management and technology, consulting, and engineering services to the U.S. and international governments, major corporations, and not-for-profit organizations. The Company reports operating results and financial data in one operating segment. The Company is headquartered in McLean, Virginia, with approximately 22,500 employees as of June 30, 2016.
2. BASIS OF PRESENTATION
The Company prepared the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, or Quarterly Report, in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The Company followed the accounting policies used and disclosed in the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2016 filed with the Securities and Exchange Commission on May 19, 2016, or Annual Report, and policies stated within this Quarterly Report. The Company’s fiscal year ends on March 31 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31.
The interim financial information in this Quarterly Report reflects all adjustments, consisting of normal recurring adjustments except as otherwise disclosed, necessary for a fair presentation of the Company’s results of operations for the interim periods. The results of operations for the three months ended June 30, 2016 are not necessarily indicative of results to be expected for the full fiscal year.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued a new standard that will replace existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. In July 2015, the FASB approved a one-year delay in the effective date of the standard, to the first full annual period beginning after December 15, 2017, with an option that would permit companies to adopt the standard as early as the original effective date. Early adoption prior to the effective date is not permitted. With the one-year delay enacted, the new standard will be effective for the Company beginning on April 1, 2018 (i.e., beginning with the first quarter fiscal 2019 interim financial statements). The new standard may be adopted retrospectively for all periods presented, or adopted using a modified retrospective approach. Under the retrospective approach, the fiscal 2018 and 2017 financial statements would be adjusted to reflect the effects of adopting the new standard in those periods. Under the modified retrospective approach, the new standard would only be adopted for the period beginning April 1, 2018 to new contracts and those contracts that are not yet complete at April 1, 2018, with a cumulative catch-up adjustment recorded to beginning retained earnings for existing contracts that still require performance. Management is still in the process of determining which transition method to utilize in order to adopt the new standard and still assessing what effect the adoption of this standard may have on the timing of our revenue recognition and our consolidated financial statements.
Other recent accounting pronouncements issued by the FASB during the three months ended June 30, 2016 and through the filing date did not or are not believed by management to have a material impact on the Company's present or historical condensed consolidated financial statements.

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
The Company currently has outstanding shares of Class A Common Stock. During fiscal 2016, the Company purchased, at par value, all issued and outstanding shares of Class E special voting common stock in connection with the exercise of the final tranche of rollover options during the second quarter of fiscal 2016. Class E Special Voting Common Stock shares are not included in the calculation of EPS as these shares represent voting rights only and are not entitled to participate in dividends or other distributions. Unvested Class A Restricted Common Stock holders are entitled to participate in non-forfeitable dividends or other distributions. These unvested restricted shares participated in the Company's dividends declared and were paid in the first quarter of fiscal 2017 and 2016. As such, EPS is calculated using the two-class method whereby earnings are reduced by distributed earnings as well as any available undistributed earnings allocable to holders of unvested restricted shares. A reconciliation of the income used to compute basic and diluted EPS for the periods presented are as follows:

	Three Months Ended June 30,
	2016	2015
Earnings for basic computations (1)	$67,247	$63,595
Weighted-average common shares outstanding for basic computations	147,241,782	145,251,780
Earnings for diluted computations (1)	$67,254	$63,608
Dilutive stock options and restricted stock	2,392,810	4,019,541
Weighted-average common shares outstanding for diluted computations	149,634,592	149,271,321
Earnings per common share
Basic	$0.46	$0.44
Diluted	$0.45	$0.43
(1) During the three months ended June 30, 2016 and 2015, approximately 1.2 million and 1.6 million participating securities were paid dividends totaling $0.2 million and $0.2 million, respectively. For the three months ended June 30, 2016, there were undistributed earnings of $0.4 million allocated to the participating class of securities in basic earnings per share, and $0.4 million to diluted earnings per share. For the three months ended June 30, 2015 there were undistributed earnings of $0.5 million allocated to the participating class of securities in basic and diluted earnings per share, and $0.5 million to diluted earnings per share. The allocated undistributed earnings and the dividends paid comprise the difference between net income presented on the condensed consolidated statements of operations and earnings for basic and diluted computations for the three months ended June 30, 2016 and 2015.
The EPS calculation for the three months ended June 30, 2016 and 2015 excludes 0.5 million and 0.6 million options, respectively, as their impact was anti-dilutive.
4. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consisted of the following:

	June 30, 2016	March 31, 2016
Current
Accounts receivable–billed	$387,865	$308,670
Accounts receivable–unbilled	565,923	584,275
Allowance for doubtful accounts	(991)	(656)
Accounts receivable, net	952,797	892,289
Long-term
Accounts receivable–unbilled	67,619	51,145
Total accounts receivable, net	$1,020,416	$943,434

Unbilled amounts represent sales for which billings have not been presented to customers at quarter-end or year-end. These amounts are usually billed and collected within one year. Long-term unbilled receivables not anticipated to be billed and collected within one year, which are primarily related to retainage, holdbacks, and long-term rate settlements to be billed at contract closeout, are included in other long-term assets in the accompanying condensed consolidated balance sheets. The Company recognized a provision for doubtful accounts (including certain unbilled reserves) of $0.7 million and $2.9 million for the three months ended June 30, 2016 and 2015 respectively. The Company does not have material exposure to accounts receivable credit risk, because the Company's accounts receivable are primarily with the U.S. Government and its agencies.

5. ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES
Accounts payable and other accrued expenses consisted of the following:

	June 30, 2016	March 31, 2016
Vendor payables	$216,210	$246,670
Accrued expenses	246,590	238,099
Total accounts payable and other accrued expenses	$462,800	$484,769
Accrued expenses consisted primarily of the Company’s reserve related to potential cost disallowance in conjunction with government audits. Refer to Note 16 for further discussion of this reserve.

6. ACCRUED COMPENSATION AND BENEFITS
Accrued compensation and benefits consisted of the following:

	June 30, 2016	March 31, 2016
Bonus	$16,514	$73,040
Retirement	43,866	30,388
Vacation	120,142	114,599
Other	25,071	23,340
Total accrued compensation and benefits	$205,593	$241,367
7. DEBT
Debt consisted of the following:

	June 30, 2016		March 31, 2016
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Term Loan A	2.94%	$726,250	2.94%	$741,813
Term Loan B	3.75%	841,188	3.75%	841,188
Revolving credit facility	5.00%	60,000	5.00%	35,000
Less: Unamortized debt issuance costs and discount on debt		(19,119)		(20,740)
Total		1,608,319		1,597,261
Less: Current portion of long-term debt (1)		(106,779)		(112,813)
Long-term debt, net of current portion		$1,501,540		$1,484,448
(1) As of June 30, 2016, $36.2 million of the Company's current portion of long-term debt was reclassified to long-term debt. This reclassification reflects the Company's intent as of June 30, 2016 to refinance a portion of the short-term obligation on a long-term basis as demonstrated by the execution on July 13, 2016 of the Third Amendment (the “Third Amendment”) to the Credit Agreement (the “Credit Agreement”), dated as of July 31, 2012, as discussed further in Note 17. Subsequent Events.

On May 7, 2014, Booz Allen Hamilton Inc. (“Booz Allen Hamilton”), Booz Allen Hamilton Investor Corporation (“Investor”) and certain wholly-owned subsidiaries of Booz Allen Hamilton entered into the Second Amendment (the “Second Amendment”) to the Credit Agreement (the “Credit Agreement”), dated as of July 31, 2012, among Booz Allen Hamilton, Investor, certain wholly-owned subsidiaries of Booz Allen Hamilton and Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Lender (as previously amended by the First Amendment to the Credit Agreement, dated as of August 16, 2013). As of June 30, 2016, the Credit Agreement, as amended by the Second Amendment, provided Booz Allen Hamilton with an $830.0 million Term Loan A facility, an $841.2 million Term Loan B facility, and a $500.0 million revolving credit facility, with a sublimit for letters of credit of $100.0 million. The outstanding obligations under the Credit Agreement, as amended, are secured by a security interest in substantially all of the assets of the Company, subject to certain exceptions set forth in the Credit Agreement, as amended, and related documentation. The rates for Term Loan A and Term Loan B, as amended, remain unchanged. The Second Amendment also extended the maturity date of Term Loan A and the revolving credit facility to May 31, 2019. The maturity date for Term Loan B remained unchanged at July 31, 2019. The Company also amended its existing debt covenants to provide for greater operational and financial flexibility. As of June 30, 2016, the maturity date of the Term Loan A facility and the termination date of the revolving credit facility was May 31, 2019 and the maturity date of the Term Loan B facility was July 31, 2019.
Booz Allen Hamilton occasionally borrows under the revolving credit facility in anticipation of cash demands. During the first quarter of fiscal 2017, Booz Allen Hamilton accessed a total of $185.0 million of its $500.0 million revolving credit facility. As of June 30, 2016 and March 31, 2016, there was $60.0 million and $35.0 million, respectively, outstanding on the revolving credit facility.
The Credit Agreement, as amended by the Second Amendment, requires quarterly principal payments of 1.25% of the stated principal amount of Term Loan A, with annual incremental increases to 1.875%, 2.50%, 3.125%, and 13.0%, prior to maturity, and quarterly principal payments of 0.25% of the stated principal amount of Term Loan B. As a result of paying approximately $168.4 million of Term Loan B principal in connection with the Second Amendment, no additional principal payments were required until the remaining balance is due on Term Loan B's maturity.

As of June 30, 2016, the Credit Agreement, as amended by the Second Amendment, provided that the interest rate on borrowings under Term Loan A is LIBOR plus a 2.50% spread, with a spread ranged from 2.00% to 2.75% based on Booz Allen Hamilton's total leverage ratio, and the interest rate on borrowings under Term Loan B is LIBOR plus a 3.0% spread with a 0.75% floor, with a spread ranges from 2.00% to 3.00% based upon either an ABR or LIBOR borrowing. The revolving credit facility margin was LIBOR plus a 2.50% spread, with a spread that ranged from 2.00% to 2.75%, and commitment fee was 0.375%, with a spread that ranged from 0.375% to 0.500%.

Interest on debt and debt-like instruments consisted of the following:

	Three Months Ended June 30,
	2016	2015
	(In thousands)
Term Loan A Interest Expense	$5,506	$5,418
Term Loan B Interest Expense	7,974	7,974
Interest on Revolving Credit Facility	230	—
Deferred Payment Obligation Interest Payments [1]	2,000	2,011
Amortization of Debt Issuance Costs (DIC) and Original Issue Discount (OID) [2]	2,083	2,072
Other	35	15
Total Interest Expense	$17,828	$17,490
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

8. INCOME TAXES
The Company’s effective income tax rate was 40.2% and 40.8% for the three months ended June 30, 2016 and 2015, respectively. The decrease in the effective tax rate for the three months ended June 30, 2016 as compared to the same period last fiscal year is primarily due to the reinstatement of the federal research and development tax credit and the work opportunity tax credit. The three months effective tax rates of 40.2% and 40.8% differ from the statutory rate of 35.0% primarily due to the state income taxes and the effect of permanent rate differences, which primarily relate to meals and entertainment.

9. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	June 30, 2016	March 31, 2016
Income tax reserve	$1,649	$1,517
Deferred rent	56,603	53,170
Postretirement benefit obligations	120,300	118,554
Other	3,951	4,081
Total other long-term liabilities	$182,503	$177,322

10. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company sponsors the Employees’ Capital Accumulation Plan, or ECAP, which is a qualified defined contribution plan that covers eligible U.S. and international employees. ECAP provides for distributions, subject to certain vesting provisions, to participants by reason of retirement, death, disability, or termination of employment. Effective April 1, 2014 the Company transitioned from a discretionary employer contribution to an annual matching contribution of up to 6% of eligible annual income as determined by the Internal Revenue Code for the ECAP. Total expense recognized under ECAP was $28.8 million and $28.3 million for the three months ended June 30, 2016 and 2015, respectively. The Company-paid contributions were $15.3 million and $16.2 million for the three months ended June 30, 2016 and 2015, respectively.
Defined Benefit Plan and Other Postretirement Benefit Plans
The Company maintains and administers a postretirement medical plan and a defined benefit retirement plan for current, retired, and resigned officers.
The components of net postretirement medical expense for the Officer Medical Plan were as follows:

	Three Months Ended June 30,
	2016	2015
Service cost	$1,213	$1,426
Interest cost	1,196	1,126
Net actuarial loss	762	884
Total postretirement medical expense	$3,171	$3,436
As of June 30, 2016 and March 31, 2016, the unfunded status of the post-retirement medical plan was $115.6 million and $114.0 million, respectively, which is included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

11. ACCUMULATED OTHER COMPREHENSIVE LOSS
All amounts recorded in other comprehensive loss are related to the Company's post-retirement plan. The following table represents a rollforward of amounts recognized in accumulated other comprehensive loss, net of tax:

	Three Months Ended June 30,
	2016	2015
Beginning of period	$(19,613)	$(22,159)
Amounts reclassified from accumulated other comprehensive loss	457	524
Net current-period other comprehensive loss	457	524
End of period	$(19,156)	$(21,635)

The following table presents the reclassifications out of accumulated other comprehensive loss to net income:

	Three Months Ended June 30,
	2016	2015
Amortization of net actuarial loss included in net periodic benefit cost (See Note 10)
Total before tax	$762	$884
Tax benefit	(305)	(360)
Net of tax	$457	$524

12. STOCKHOLDERS’ EQUITY
Common Stock
The common stock shares activity consisted of the following:

	Class A Common Stock	Class E Special Voting Common Stock	Treasury Stock
Balance at March 31, 2015	150,237,675	1,851,589	2,999,393
Issuance of common stock	443,813	—	—
Stock options exercised (1)	2,709,570	(1,851,589)	—
Repurchase of common stock (2)	—	—	2,399,203
Balance at March 31, 2016	153,391,058	—	5,398,596
Issuance of common stock	342,113	—	—
Stock options exercised	232,072	—	—
Repurchase of common stock (3)	—	—	154,041
Balance at June 30, 2016	153,965,243	—	5,552,637

(1)
On September 30, 2015, the Company purchased, at par value, all issued and outstanding shares of Class E special voting common stock in connection with the exercise of the final tranche of rollover options during the second quarter of fiscal 2016.

(2)
During fiscal 2016, the Company purchased 2.1 million shares of the Company’s Class A Common Stock in a series of open market transactions for $54.9 million. Additionally, the Company repurchased shares on June 30, 2015 and March 31, 2016 to cover the minimum statutory withholding taxes on restricted stock awards and restricted stock units that vested on June 30, 2015 and March 31, 2016, respectively. The Company also repurchased shares to cover the minimum statutory withholding taxes on accelerated restricted stock vesting for departing officers.

(3)
During fiscal 2017, the Company repurchased shares on June 30, 2016 to cover the minimum statutory withholding taxes on restricted stock awards and restricted stock units that vested on June 30, 2016. The Company also repurchased shares to cover the minimum statutory withholding taxes on accelerated restricted stock vesting for departing officers.

For the quarterly offering period that closed on June 30, 2016, 55,832 Class A Common Stock shares were purchased by employees under the Company's Employee Stock Purchase Plan, or ESPP. Since the program's inception, 1,789,181 shares have been purchased by employees.

13. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense recognized in the condensed consolidated statements of operations:

	Three Months Ended June 30,
	2016	2015
Cost of revenue	$1,508	$1,145
General and administrative expenses	4,381	5,120
Total	$5,889	$6,265

The following table summarizes the total stock-based compensation expense recognized in the condensed consolidated statements of operations by the following types of equity awards:

	Three Months Ended June 30,
	2016	2015
Equity Incentive Plan Options	$1,258	$1,057
Class A Restricted Common Stock	4,631	5,208
Total	$5,889	$6,265

As of June 30, 2016, there was $15.3 million of total unrecognized compensation cost related to unvested stock-based compensation agreements. The unrecognized compensation cost as of June 30, 2016 is expected to be fully amortized over the next 4.75 years. Absent the effect of accelerating stock compensation cost for any departures of employees who may continue to vest in their equity awards, the following table summarizes the unrecognized compensation cost and the weighted average period the cost is expected to be amortized.

	June 30, 2016
	Unrecognized Compensation Cost	Weighted Average Remaining Period to be Recognized (in years)
Equity Incentive Plan Options	$2,908	3.22
Class A Restricted Common Stock	12,420	1.89
Total	$15,328
Equity Incentive Plan
As of June 30, 2016, there were 5,524,814 EIP options outstanding, of which 1,001,045 were unvested.
Grants of Class A Restricted Common Stock and Restricted Stock Units
On April 1, 2016, the Board of Directors granted 32,714 Class A Restricted Stock Units to newly promoted partners and vice presidents. The aggregate value of this award was estimated at $1.0 million based on the stock price of $30.55 on the grant date.
On May 18, 2016, the Board of Directors granted 3,799 Class A Restricted Stock Units to a newly promoted partner and newly hired vice presidents. The aggregate value of this award was estimated at $0.1 million based on the stock price of $28.94 on the grant date.

As permitted under the terms of the EIP, the Compensation Committee, acting as Administrator of the EIP, authorized the withholding of taxes not to exceed the minimum statutory withholding amount, through the surrender of shares of Class A Common Stock issuable upon the vesting or accelerated vesting of Restricted Stock. For those holders who elected to participate, the Company repurchased a total of 154,041 shares and recorded them as treasury shares at a cost of $4.6 million million during the three months ended June 30, 2016.
Special Dividends
The Compensation Committee, acting as the Administrator of the EIP has discretion in how to effect the required adjustment to keep option holders whole in the event of a distribution of dividends that triggers certain anti-dilution clauses within the respective plans. In the event the Compensation Committee elects to grant option holders a cash payment equal to the amount of the special dividend, the Company accrues a stock-based compensation liability as the EIP options are scheduled to be vested. The obligation will be settled on the later of the date the dividend is paid or the vesting date of the EIP options. The stock-based compensation liability includes all special dividends declared for which eligible EIP option holders have not yet received a distribution.
As of June 30, 2016 and March 31, 2016, the Company calculated a total recorded and unrecorded stock-based compensation liability of $1.5 million and $3.8 million, respectively, related to the special dividends paid in June 2012, November 2013, February and August 2014. As of June 30, 2016, $1.0 million was recorded as a current liability and included in accrued compensation and benefits within the condensed consolidated balance sheet while $0.5 million will be recorded as liability as the options vest over the next 2.75 years. As of March 31, 2016, $2.3 million was recorded as a current liability and $1.5 million represented the unrecorded liability.

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
A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The financial instruments measured at fair value in the accompanying consolidated balance sheets consist of the following:

	Recurring Fair Value Measurements as of June 30, 2016
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and cash equivalents	$42,150	$—	$—	$42,150
Money market funds (1)	—	137,824	—	137,824
Total cash and cash equivalents	$42,150	$137,824	$—	$179,974
Liabilities:
Contingent earnout liability (2)	$—	$—	$750	$750

	Recurring Fair Value Measurements as of March 31, 2016
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and cash equivalents	$42,102	$—	$—	$42,102
Money market funds (1)	—	145,427	—	145,427
Total cash and cash equivalents	$42,102	$145,427	$—	$187,529
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

(2) On October 9, 2014, the Company entered into a contingent consideration arrangement in connection with a business acquisition. Under the arrangement, the Company agreed to pay up to a maximum of $9 million in cash to the seller if certain financial performance thresholds are achieved in calendar years 2016 and 2017. As of June 30, 2016 and March 31, 2016, the estimated fair value of the contingent consideration liability was $0.8 million and $0.0 million, respectively which was classified as a Level 3 fair value measurement. The Company recognized a pre-tax loss of $0.8 millionin earnings as a result of the change in fair value during the quarter ended June 30, 2016.
The fair value of the Company's debt instruments approximates its carrying value at June 30, 2016 and March 31, 2016. The fair value of debt is determined based on interest rates available for debt with terms and maturities similar to the Company's existing debt arrangements (Level 2 inputs).
15. RELATED-PARTY TRANSACTIONS
The Carlyle Group is the largest shareholder of the Company. From time to time, and in the ordinary course of business: (1) other Carlyle portfolio companies engage the Company as a subcontractor or service provider, and (2) the Company engages other Carlyle portfolio companies as subcontractors or service providers. Revenue and cost associated with these related parties for the three months ended June 30, 2016 were $27,000 and $22,000, respectively. Revenue and cost associated with these related parties for the three months ended June 30, 2015 were $64,000 and $49,000 respectively.
In addition, investment vehicles affiliated with The Carlyle Group participated in a lender syndicate in the Company’s outstanding debt in the amount of $45.0 million and $44.0 million at June 30, 2016 and March 31, 2016, respectively.
On July 31, 2008, the Company entered into a management agreement, or Management Agreement, with TC Group V US, L.L.C., or TC Group, a company affiliated with Carlyle. On June 7, 2012, TC Group assigned all of its right, title and interest in, and obligations under, the Management Agreement to Carlyle Investment Management L.L.C., or Carlyle Investment Management. In accordance with the Management Agreement, Carlyle Investment Management provides the Company with advisory, consulting, and other services and the Company pays Carlyle Investment Management an aggregate annual fee of $1.0 million, plus expenses. For the three months ended June 30, 2016 and 2015, the Company incurred $250,000 in advisory fees in each period.

16. COMMITMENTS AND CONTINGENCIES
Leases
As a result of the July 2008 Acquisition, the Company assigned a total of nine leases to Booz & Co, which has subsequently changed its name to Strategy&. The Company remains liable for one lease, which expires in March 2017, for a facility located in London under the terms of the original lease should Strategy& default on its obligations. All other leases assigned to Strategy& have expired. There were no events of default under these leases as of June 30, 2016 or March 31, 2016. The maximum potential amount of undiscounted future payments is $4.4 million. Based on the Company’s assessment of the likelihood of future payment, no amounts have been recorded related to the Company’s contingent liability on such leases.
Letters of Credit and Third-Party Guarantees
As of June 30, 2016 and March 31, 2016, the Company was contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that totaled $6.7 million and $6.6 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At June 30, 2016 and March 31, 2016, approximately $1.7 million and $1.8 million, respectively, of these instruments reduce the available borrowings under the revolving credit facility. The remainder are guaranteed under a separate $10.0 million facility established in fiscal 2016 of which $5.0 million and $5.2 million, respectively, was available to the Company at June 30, 2016 and March 31, 2016.
Government Contracting Matters
For the three months ended June 30, 2016 and 2015 approximately 98% and 97%, respectively, of the Company’s revenue was generated from contracts where the end client was an agency or department of the U.S. government, including contracts where Booz Allen performed in either a prime or subcontract position, and regardless of the geographic location in which the work was performed. Contracts with the U.S. government are subject to extensive legal and regulatory requirements. From time to time and in the ordinary course of business, agencies of the U.S. government audit our contract costs and conduct inquiries and investigations of our business practices with respect to government contracts to determine whether the Company’s operations are conducted in accordance with these requirements and the terms of the relevant contracts. U.S. government agencies, including the Defense Contract Audit Agency, routinely audit our contract costs, including allocated indirect costs for compliance with the Cost Accounting Standards and the Federal Acquisition Regulation. These agencies also conduct reviews and investigations and make inquiries regarding our accounting and other systems in connection with our performance and business practices with respect to our government contracts. U.S. government audits, inquiries, or investigations of the Company, whether related to the Company’s U.S. government contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including withholding of payments, suspension of payments, repayments, fines, or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting. Management believes it has recorded the appropriate provision for any audit, inquiry, or investigation of which it is aware. The Defense Contract Management Agency Administrative Contracting Officer has negotiated annual final indirect cost rates through fiscal year 2009. Audits of subsequent years may result in future cost disallowances including cost reductions and/or penalties. Management believes it has recorded the appropriate provision for the estimated losses that may be experienced from any such reductions and/or penalties. As of June 30, 2016 and March 31, 2016, the Company has recorded a liability of approximately $192.0 million and $189.9 million, respectively, for its current best estimate of amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs incurred subsequent to fiscal year 2009, and for contracts not yet closed that are impacted by settlement of audits or reviews of contract costs incurred in prior fiscal years.
Litigation
The Company is involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, management does not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on the Company’s financial condition and results of operations. As of June 30, 2016, there are no material amounts accrued in the condensed consolidated financial statements related to these proceedings.
Six former officers and stockholders who had departed the company prior to the acquisition have filed a total of nine suits in various jurisdictions, with original filing dates ranging from July 3, 2008 through December 15, 2009, against us and certain of our current and former directors and officers. Three of these suits were amended on July 2, 2010 and then further amended into one consolidated complaint on September 7, 2010. Another two of the original nine suits were consolidated into one complaint on September 24, 2014. Each of the suits arises out of the Acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the Acquisition. Some of the suits also allege that the Acquisition price paid to stockholders was insufficient. The various suits assert claims for breach of contract, tortious interference with contract, breach of fiduciary duty, civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations, violations of the Employee Retirement Income Security Act, and/or securities and common law fraud. Three of these suits have been dismissed with all appeals exhausted. The two suits that were consolidated into one action on September 24, 2014 were settled on April 16, 2015. One of the remaining suits has been dismissed by the United States District Court for the Southern District of California and such dismissal was upheld by the United States Court of Appeals for the Ninth Circuit. The other three remaining suits that were previously consolidated on September 7, 2010 have been dismissed by the United States District Court for the Southern District of New York and are on appeal before the United States Court of Appeals for the Second Circuit. As of June 30, 2016 and March 31, 2016, the aggregate alleged damages sought in these four remaining suits was approximately $291.7 million (which is sought to be trebled pursuant to RICO) plus punitive damages, costs, and fees.
Although the outcome of any of these cases is inherently uncertain and may be materially adverse, based on current information, management does not expect them to have a material adverse effect on our financial condition and results of operations.

17. SUBSEQUENT EVENTS

On July 13, 2016, Booz Allen Hamilton, Investor and certain wholly-owned subsidiaries of Booz Allen Hamilton entered into the Third Amendment (the “Third Amendment”) to the Credit Agreement (the “Credit Agreement”), dated as of July 31, 2012, among Booz Allen Hamilton, Investor, certain wholly owned subsidiaries of Booz Allen Hamilton and Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Lender (as previously amended by the First Amendment to the Credit Agreement, dated as of August 16, 2013 and the Second Amendment to the Credit Agreement, dated as of May 7, 2014). Prior to the Third Amendment, approximately $726 million of Term Loan A and $841 million of Term Loan B was outstanding. Pursuant to the Third Amendment, Booz Allen Hamilton borrowed additional Term Loan A of approximately $441 million, the proceeds of which were used to partially prepay outstanding principal of the Term Loan B facility. Following the Third Amendment, approximately $1,183 million of Term Loan A and $400 million of Term Loan B were outstanding under the Credit Agreement. Under the Third Amendment, the interest rate on borrowings under Term Loan A was reduced to LIBOR plus a spread that ranges from 1.50% to 2.25% based on Booz Allen Hamilton's total leverage ratio. The revolving credit facility margin was reduced to LIBOR plus a spread that ranges from 1.50% to 2.25% based on Booz Allen Hamilton's total leverage ratio and the revolving credit facility commitment fee was reduced to a spread ranging from 0.300% to 0.400%. The interest rate for borrowings under Term Loan B was reduced to LIBOR plus 2.75% with no LIBOR floor, with a spread that ranged from 1.75% to 2.75% based upon either an ABR or LIBOR borrowing. The Third Amendment also extends the maturity date of Term Loan A and the termination date of the revolving credit facility to June 30, 2021 and the maturity date of Term Loan B to June 30, 2023. The Third Amendment also amended certain existing debt covenants to provide for greater operational and financial flexibility.

In connection with the Third Amendment the Company expects to accelerate the amortization of ratable portions of the DIC and OID that do not qualify for deferral of approximately $6 million. These expenses will be reflected in other expense, net in the three months ending September 30, 2016. Furthermore, the Company expects to expense third party debt issuance costs and creditor fees of approximately $3 million that did not qualify for deferral and will be reflected in general and administrative costs in the three months ending September 30, 2016.

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
The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources, and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 filed with the Securities and Exchange Commission on May 19, 2016, or Annual Report, and under Part II, “Item 1A. Risk Factors,” and “— Special Note Regarding Forward Looking Statements” of this Quarterly Report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Our fiscal year ends March 31 and, unless otherwise noted, references to years or fiscal are for fiscal years ended March 31. See “—Results of Operations.”
Overview
We are a leading provider of management and technology, consulting, and engineering services to the U.S. and international governments, major corporations, and not-for-profit organizations. Our ability to deliver value to our clients has always been, and continues to be, a product of the character and expertise of our people. Our talent base of approximately 22,500 people deliver value and results to our clients by combining core consulting skills and domain expertise with functional expertise in areas such as engineering and science, systems delivery, cyber, and analytics, all fostered by a culture of innovation that extends to all reaches of the company.

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

Financial and Other Highlights

During the first quarter of fiscal 2017, the Company generated year over year revenue growth, delivered improved earnings over the prior year period, and recorded seasonally strong contract awards.
Revenue increased 5.3% from the three months ended June 30, 2015 to the three months ended June 30, 2016 as the Company increased client staff billability, and therefore direct labor to meet increased client demand. During the period, there was also an increase in billable expenses due to increased use of subcontractors on contracts. In addition, contracts which require the Company to incur direct expenses on behalf of our clients increased over the prior year period.
Operating income increased 2.5% to $129.3 million in the three months ended June 30, 2016 from $126.1 million in the three months ended June 30, 2015, while operating margin reflected a 20 basis point decrease to 9.1% from 9.3% in the comparable period. The increase in operating income was attributable to the same factors driving gross revenue in addition to the Company managing indirect spending more efficiently.

Non-GAAP Measures
We publicly disclose certain non-GAAP financial measurements, including Adjusted Operating Income, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted Earnings Per Share, or Adjusted Diluted EPS, because management uses these measures for business planning purposes, including to manage our business against internal projected results of operations and measure our performance. We view Adjusted Operating Income, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted EPS as measures of our core operating business, which exclude the impact of the items detailed below, as these items are generally not operational in nature. These non-GAAP measures also provide another basis for comparing period to period results by excluding potential differences caused by non-operational and unusual or non-recurring items. We also utilize and discuss Free Cash Flow, because management uses this measure for business planning purposes, measuring the cash generating ability of the operating business, and measuring liquidity generally. We present these supplemental measures because we believe that these measures provide investors and securities analysts with important supplemental information with which to evaluate our performance, long term earnings potential, or liquidity, as applicable, and to enable them to assess our performance on the same basis as management. These supplemental performance measurements may vary from and may not be comparable to similarly titled measures by other companies in our industry. Adjusted Operating Income, Adjusted EBITDA, Adjusted Net Income, Adjusted Diluted EPS, and Free Cash Flow are not recognized measurements under accounting principles generally accepted in the United States, or GAAP, and when analyzing our performance or liquidity, as applicable, investors should (i) evaluate each adjustment in our reconciliation of operating and net income to Adjusted Operating Income, Adjusted EBITDA and Adjusted Net Income, and net cash provided by operating activities to Free Cash Flows, and the explanatory footnotes regarding those adjustments, each as defined under GAAP, (ii) use Adjusted Operating Income, Adjusted EBITDA, Adjusted Net Income, and Adjusted Diluted EPS in addition to, and not as an alternative to, operating income, net income or diluted EPS, as measures of operating results, each as defined under GAAP, and (iii) use Free Cash Flows in addition to, and not as an alternative to, net cash provided by operating activities as a measure of liquidity, each as defined under GAAP. We have defined the aforementioned non-GAAP measures as follows:

•
"Adjusted Operating Income" represents operating income before adjustments related to the amortization of intangible assets. We prepare Adjusted Operating Income to eliminate the impact of items we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature.

•
"Adjusted EBITDA" represents net income before income taxes, net interest and other expense, and depreciation and amortization and before certain other items. We prepare Adjusted EBITDA to eliminate the impact of items we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature.

•
"Adjusted Net Income" represents net income before: (i) adjustments related to the amortization of intangible assets, and (ii) amortization or write-off of debt issuance costs and write-off of original issue discount, net of the tax effect where appropriate calculated using an assumed effective tax rate. We prepare Adjusted Net Income to eliminate the impact of items, net of tax, we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature.

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

	Three Months Ended June 30,
(Amounts in thousands, except share and per share data)	2016	2015
	(Unaudited)
Adjusted Operating Income
Operating Income	$129,301	$126,144
Amortization of intangible assets (a)	1,126	1,056
Adjusted Operating Income	$130,427	$127,200
EBITDA & Adjusted EBITDA
Net income	$67,817	$64,306
Income tax expense	45,547	44,280
Interest and other, net	15,937	17,558
Depreciation and amortization	14,501	15,117
EBITDA & Adjusted EBITDA	143,802	141,261
Adjusted Net Income
Net income	$67,817	$64,306
Amortization of intangible assets (a)	1,126	1,056
Amortization or write-off of debt issuance costs and write-off of original issue discount	1,289	1,294
Adjustments for tax effect (b)	(966)	(940)
Adjusted Net Income	$69,266	$65,716
Adjusted Diluted Earnings Per Share
Weighted-average number of diluted shares outstanding	149,634,592	149,271,321
Adjusted Net Income Per Diluted Share (c)	$0.46	$0.44
Free Cash Flow
Net cash provided by operating activities	$11,647	$19,096
Less: Purchases of property and equipment	(6,171)	(13,140)
Free Cash Flow	$5,476	$5,956

(a)	Reflects amortization of intangible assets resulting from the Acquisition of our Company by The Carlyle Group.

(b)	Reflects tax effect of adjustments at an assumed marginal tax rate of 40%.

(c)
Excludes an adjustment of approximately $0.6 million and $0.7 million of net earnings for the three months ended June 30, 2016 and 2015, respectively, associated with the application of the two-class method for computing diluted earnings per share.

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
The table below presents the percentage of total revenue for each type of contract:

	Three Months Ended June 30,
	2016	2015
Cost-reimbursable (1)	49%	55%
Time-and-materials	27%	24%
Fixed-price (2)	24%	21%

(1)	Includes both cost-plus-fixed-fee and cost-plus-award-fee contracts.

(2)	Includes fixed-price level of effort contracts.
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
Our People
Revenue from our contracts is derived from services delivered by consulting staff and, to a lesser extent, from our subcontractors. Our ability to hire, retain, and deploy talent with skills appropriately aligned with client needs is critical to our ability to grow our revenue. We continuously evaluate whether our talent base is properly sized and appropriately compensated, and contains an optimal mix of skills to be cost competitive and meet the rapidly evolving needs of our clients. We seek to achieve that result through recruitment and management of capacity and compensation. As of both June 30, 2016 and 2015, we employed approximately 22,500 people, of which approximately 20,200 and 20,300, respectively, were consulting staff.

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
The following table summarizes the value of our contract backlog at the respective dates presented:

	As of June 30,
	2016	2015
	(In millions)
Backlog:
Funded	$2,639	$2,388
Unfunded (1)	2,873	2,493
Priced options	6,504	4,377
Total backlog	$12,016	$9,258

(1)
Amount as of June 30, 2015 reflects a reduction by management to the revenue value of orders for services under one then existing single award ID/IQ contract the Company had for several years, based on an established pattern of funding under this contract by the U.S. government.

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
We view growth in total backlog and consulting staff headcount as the two key measures of our potential business growth. Growing and deploying consulting staff is the primary means by which we are able to achieve profitable revenue growth. To the extent that we are able to hire additional consulting staff and deploy them against funded backlog, we generally recognize increased revenue. Total backlog increased by 29.8% from June 30, 2015 to June 30, 2016. Additions to funded backlog during the twelve months ended June 30, 2016 totaled $5.7 billion in comparison to $5.4 billion for the comparable period, as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options. We report internally on our backlog on a monthly basis and review backlog upon occurrence of certain events to determine if any adjustments are necessary.
We cannot predict with any certainty the portion of our backlog that we expect to recognize as revenue in any future period and we cannot guarantee that we will recognize any revenue from our backlog. The primary risks that could affect our ability to recognize such revenue on a timely basis or at all are: program schedule changes, contract modifications, and our ability to assimilate and deploy new consulting staff against funded backlog; cost cutting initiatives and other efforts to reduce U.S. government spending, which could reduce or delay funding for orders for services; and delayed funding of our contracts due to delays in the completion of the U.S. government's budgeting process and the use of continuing resolutions by the U.S. government to fund its operations. Funded backlog includes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the funded backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a pre-determined expiration date such as the end of the U.S. government's fiscal year. The revenue value of orders included in funded backlog that has not been recognized as revenue due to period of performance expirations has not exceeded approximately 7.9% of funded backlog as of the end of any of the four fiscal quarters preceding the fiscal quarter ended June 30, 2016. In our recent experience, none of the following additional risks have had a material negative effect on our ability to realize revenue from our funded backlog: the unilateral right of the U.S. government to cancel multi-year contracts and related orders or to terminate existing contracts for convenience or default; in the case of unfunded backlog, the potential that funding will not be made available; and, in the case of priced options, the risk that our clients will not exercise their options.
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
Other recent accounting pronouncements issued by the FASB during the three months ended June 30, 2016 and through the filing date did not or are not believed by management to have a material impact on the Company's present or historical condensed consolidated financial statements.

Results of Operations
The following table sets forth items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,		Percent
	2016	2015	Change
	(Unaudited)	(Unaudited)
	(In thousands)
Revenue	$1,422,722	$1,351,604	5.3%
Operating costs and expenses:
Cost of revenue	656,954	643,032	2.2%
Billable expenses	432,265	378,650	14.2%
General and administrative expenses	189,701	188,661	0.6%
Depreciation and amortization	14,501	15,117	(4.1)%
Total operating costs and expenses	1,293,421	1,225,460	5.5%
Operating income	129,301	126,144	2.5%
Interest expense	(17,828)	(17,490)	1.9%
Other, net	1,891	(68)	(2,880.9)%
Income before income taxes	113,364	108,586	4.4%
Income tax expense	45,547	44,280	2.9%
Net income	$67,817	$64,306	5.5%

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Revenue
Revenue increased to $1,422.7 million from $1,351.6 million, or 5.3%, as the Company increased client staff billability, and therefore direct labor to meet increased client demand. During the period, there was also an increase in billable expenses due to increased use of subcontractors on contracts, which includes the impact of an increase in small business procurement goals set by the government. In addition, contracts which require the Company to incur direct expenses on behalf of our clients increased over the prior year period.
Cost of Revenue
Cost of revenue increased to $657.0 million from $643.0 million, or a 2.2% increase. The increase was primarily due to an increase in salaries and salary-related benefits of $12.3 million. The increase was primarily due to general market salary increases as consulting staff headcount remained generally consistent as compared to the prior year period. Cost of revenue as a percentage of revenue was 46.2% and 47.6% for the three months ended June 30, 2016 and 2015, respectively.
Billable Expenses
Billable expenses increased to $432.3 million from $378.7 million, or a 14.2% increase. The overall increase was primarily attributable to an increase in small business procurement goals set by the government which required the Company to utilize more subcontractors in the current year. In addition, contracts which require the Company to incur direct expenses on behalf of our clients has increased over the prior year period. Billable expenses as a percentage of revenue were 30.4% and 28.0% for the three months ended June 30, 2016 and 2015, respectively.
General and Administrative Expenses
General and administrative expenses increased to $189.7 million from $188.7 million, or a 0.6% increase. The increase was primarily due to an increase in other indirect business related expenses of $5.1 million in support of corporate administrative functions. General and administrative expenses as a percentage of revenue were 13.3% and 14.0% for the three months ended June 30, 2016 and 2015, respectively.

Depreciation and Amortization
Depreciation and amortization decreased to $14.5 million from $15.1 million, or a 4.1% decrease, primarily due to a decrease in depreciation expense resulting from the effect of lower capital expenditures in recent years.
Interest Expense
Interest expense increased to $17.8 million from $17.5 million, or a 1.9% increase.
Income Tax Expense
Income tax expense increased to $45.5 million from $44.3 million, or a 2.9% increase. This increase was primarily due to an increase in the year to date pre-tax income as compared to the same prior year period, partially offset by the decrease in the effective tax rate in the current quarter. The effective tax rate decreased to 40.2% from 40.8% primarily due to the reinstatement of the federal research and development tax credit and the work opportunity tax credit.

Liquidity and Indebtedness
The following table presents selected financial information as of June 30, 2016 and March 31, 2016 and for the first three months of fiscal 2017 and 2016:

	June 30, 2016	March 31, 2016
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$179,974	$187,529
Total debt	1,608,319	1,597,261

	Three Months Ended June 30,
	2016	2015
	(Unaudited)	(Unaudited)
	(In thousands)
Net cash provided by operating activities	$11,647	$19,096
Net cash used in investing activities	(7,022)	(13,140)
Net cash used in financing activities	(12,180)	(61,697)
Total decrease in cash and cash equivalents	$(7,555)	$(55,741)
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
Accounts receivable is the principal component of our working capital and is generally driven by revenue growth with other short-term fluctuations such as the payment practices of our clients, and the government's authorization to bill for indirect rates that have not yet been settled. Our accounts receivable reflect amounts billed to our clients as of each balance sheet date. Our clients generally pay our invoices within 30 days of the invoice date. At any month-end, we also include in accounts receivable the revenue that was recognized in the preceding month, which is generally billed early in the following month. Finally, we include in accounts receivable amounts related to revenue accrued in excess of amounts billed, primarily on our fixed-price and cost-plus-award-fee contracts. The total amount of our accounts receivable can vary significantly over time, but is generally sensitive to revenue levels. Total accounts receivable (billed and unbilled combined, net of allowance for doubtful accounts) days sales outstanding or DSO, which we calculate by dividing total accounts receivable by revenue per day during the relevant fiscal quarter, was 65 as of June 30, 2016 and 60 as of March 31, 2016.
Net Cash from Operating Activities
Net cash from operations is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from clients in a timely manner, and our ability to manage our vendor payments. Net cash provided by operations was $11.6 million in the three months ended June 30, 2016 compared to $19.1 million in the prior year period, or a 39.0% decrease. The decrease in net cash provided by operations was driven primarily by an increase in accounts receivable tied to the residual effect of higher indirect spending in fiscal 2016.
Net Cash from Investing Activities
Net cash used in investing activities was $7.0 million in the three months ended June 30, 2016 compared to $13.1 million in the prior year period, or a 46.6% decrease. The decrease in net cash used in investing activities was due to a decrease in capital expenditures over the prior year primarily related to the timing of the leasehold improvements related to the reconfiguration of our facilities footprint.
Net Cash from Financing Activities
Net cash used in financing activities was $12.2 million in the three months ended June 30, 2016 compared to $61.7 million in the prior year period, or an 80.3% decrease. In the first quarter of fiscal 2016 the Company repurchased $1.2 million shares of our Class A Common Stock for $30.5 million on the open market with no similar transaction occurring in the first quarter of fiscal 2017. Conversely, during the first quarter of fiscal 2017, the Company borrowed $185.0 million on its revolving credit facility of which $160.0 million was repaid as of June 30, 2016, with no similar activity in the first quarter of fiscal 2016. In addition, starting in September of fiscal 2016 the quarterly principal payment on our debt increased by an additional $5.0 million.
Dividends and Share Repurchases
The following table summarizes the cash distributions recognized in the condensed consolidated statement of cash flows:

	Three Months Ended June 30,
	2016	2015
Recurring dividends (1)	$22,349	$19,052
Dividend equivalents (2)	2,157	3,593
Total distributions	$24,506	$22,645
(1) Amounts represent recurring dividends of $0.15 per share and $0.13 per share that were declared and paid during the first quarter of fiscal 2017 and fiscal 2016, respectively.
(2) Dividend equivalents are distributions made to option holders equal to the previously declared special dividends.

On  July 27, 2016, the Company announced a regular quarterly cash dividend in the amount of $0.15 per share, payable on August 31, 2016 to stockholders of record on August 10, 2016.
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
Indebtedness
On May 7, 2014, Booz Allen Hamilton Inc. ("Booz Allen Hamilton"), Booz Allen Hamilton Investor Corporation ("Investor") and certain wholly-owned subsidiaries of Booz Allen Hamilton entered into the Second Amendment (the "Second Amendment") to the Credit Agreement (the "Credit Agreement"), dated as of July 31, 2012, among Booz Allen Hamilton, Investor, certain wholly-owned subsidiaries of Booz Allen Hamilton and Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Lender (as previously amended by the First Amendment to the Credit Agreement, dated as of August 16, 2013). As of June 30, 2016, the Credit Agreement, as amended by the Second Amendment, provided Booz Allen Hamilton with an $830.0 million Term Loan A facility, an $841.2 million Term Loan B facility, and a $500.0 million revolving credit facility, with a $100.0 million sublimit for letters of credit. As of June 30, 2016, the maturity date of the Term Loan A facility and the termination date of the revolving credit facility was May 31, 2019 and the maturity date of the Term Loan B facility was July 31, 2019.
Booz Allen Hamilton occasionally borrows under our revolving credit facility in anticipation of cash demands. During the first quarter of fiscal 2017, Booz Allen Hamilton accessed a total of $185.0 million of its $500.0 million revolving credit facility. As of June 30, 2016 and March 31, 2016, there was $60.0 million and $35.0 million, respectively, outstanding on the revolving credit facility.
The Credit Agreement, as amended by the Second Amendment, required quarterly principal payments of 1.25% of the stated principal amount of Term Loan A, with annual incremental increases to 1.875%, 2.50%, 3.125%, and 13.0%, prior to maturity, and quarterly principal payments of 0.25% of the stated principal amount of Term Loan B. As a result of paying approximately $168.4 million of Term Loan B principal in connection with Second Amendment, no additional principal payments were required until the remaining balance was due on Term Loan B's maturity.
As of June 30, 2016, the Credit Agreement, as amended by the Second Amendment, provided that the interest rate on borrowings under Term Loan A was LIBOR plus a 2.50% spread, with a spread that ranged from 2.00% to 2.75% based on Booz Allen Hamilton's total leverage ratio, and the interest rate on borrowings under Term Loan B was LIBOR plus a 3.00% spread with a 0.75% floor, with a spread that ranged from 2.00% to 3.00% based upon either an ABR or LIBOR borrowing. The revolving credit facility margin was LIBOR plus a 2.5% spread, with a spread that ranged from 2.00% to 2.75%, and commitment fee was 0.375%, with a spread that ranged from 0.375% to 0.500%.
As of June 30, 2016 and March 31, 2016, we were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that totaled $6.7 million and $6.6 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At June 30, 2016 and March 31, 2016, approximately $1.7 million and $1.8 million, respectively, of these instruments reduce the available borrowings under the revolving credit facility. The remainder was guaranteed under a separate $10.0 million facility established in fiscal 2016 of which $5.0 million and $5.2 million, respectively, was available to us at June 30, 2016 and March 31, 2016. As of June 30, 2016, we had $438.3 million of capacity available for additional borrowings under the revolving credit facility.
On July 13, 2016, Booz Allen Hamilton, Investor and certain wholly-owned subsidiaries of Booz Allen Hamilton entered into the Third Amendment (the "Third Amendment") to the Credit Agreement (the "Credit Agreement"), whereby Booz Allen Hamilton borrowed $441 million of additional Term Loan A, with such funds used to pay off a portion of the outstanding principal of the Term Loan B facility. Under the Third Amendment, the interest rate on borrowings under Term Loan A was reduced to LIBOR plus a spread that ranges from 1.50% to 2.25% based on Booz Allen Hamilton's total leverage ratio. The revolving credit facility margin was reduced to LIBOR plus a spread that ranges from 1.50% to 2.25% based on Booz Allen Hamilton's total leverage ratio, and the revolving credit facility commitment fee was reduced to a spread ranging from 0.300% to 0.400%. The interest rate for borrowings under Term Loan B was reduced to LIBOR plus 2.75% with no LIBOR floor, with a spread that ranged from 1.75% to 2.75% based upon either an ABR or LIBOR borrowing.
Under the Third Amendment, the maturity date of Term Loan A and the termination date for the revolving credit facility was extended to June 30, 2021 and the maturity date of Term Loan B was extended to to June 30, 2023. The Credit Agreement, as amended by the Third Amendment, requires quarterly principal payments of 1.25% of the stated principal amount of Term Loan A until maturity and quarterly principal payments of 0.25% of the stated principal amount of Term Loan B until maturity.

The Third Amendment increased the amount of additional secured indebtedness that we may incur under incremental credit facilities from $300 million to $400 million and amended our financial maintenance covenants by changing the maximum consolidated net total leverage ratio to (i) 4.50:1.00 through December 31, 2016 and (ii) 4.00:1:00 thereafter. Mandatory prepayments of Term Loan A were also reduced to 5.00% per annum. The Third Amendment also amended certain existing debt covenants to provide us with greater operational and financial flexibility.
Based on the terms of the Third Amendment, the Company expects approximately $5 million to $10 million of interest expense savings during fiscal 2017, subject to future LIBOR movements. The Company also expects to accelerate the amortization of ratable portions of the debt issuance costs and original issue discount that do not qualify for deferral of approximately $6 million. These expenses will be reflected in other expense, net in the three months ended September 30, 2016. Furthermore, the Company expects to expense third party debt issuance costs and creditor fees of approximately $3 million that did not qualify for deferral and will be reflected in general and administrative costs in the three months ended September 30, 2016.
The loans under the Credit Agreement, as amended, are secured by substantially all of our assets and none of such assets will be available to satisfy the claims of our general creditors. The Credit Agreement, as amended, contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following, in each case subject to certain exceptions: a maximum net total leverage ratio; a minimum net interest coverage ratio; limitations on indebtedness and liens; mergers, consolidations or amalgamations, or liquidations, wind-ups or dissolutions; dispositions of property; restricted payments; investments; transactions with affiliates; sale and lease back transactions; change in fiscal periods; negative pledges; restrictive agreements; limitations on line of business; limitations on speculative hedging and limitations on changes of names and jurisdictions. In addition, we are required to meet certain financial covenants at each quarter end, namely Consolidated Net Total Leverage and Consolidated Net Interest Coverage Ratios. As of June 30, 2016, we were compliant with these covenants.
Capital Structure and Resources
Our stockholders’ equity amounted to $462.3 million as of June 30, 2016, an increase of $53.8 million compared to stockholders’ equity of $408.5 million as of March 31, 2016. The increase is primarily due to net income of $67.8 million in the three months ended June 30, 2016 and stock-based compensation expense of $5.9 million, partially offset by $22.3 million in recurring and special dividend payments and a $4.6 million increase in treasury stock resulting from the repurchase of shares of our Class A Common Stock during the three months ended June 30, 2016.
Off-Balance Sheet Arrangements
As of June 30, 2016, we did not have any off-balance sheet arrangements.
Capital Expenditures
Since we do not own any of our facilities, our capital expenditure requirements primarily relate to the purchase of computers, business systems, furniture, and leasehold improvements to support our operations. Direct facility and equipment costs billed to clients are not treated as capital expenses. Our capital expenditures for the three months ended June 30, 2016 and 2015 were $6.2 million and $13.1 million, respectively, and the majority of such capital expenditures related to facilities infrastructure, equipment, and information technology. Expenditures for facilities infrastructure and equipment are generally incurred to support new and existing programs across our business. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure.
Commitments and Contingencies
We are subject to a number of reviews, investigations, claims, lawsuits, and other uncertainties related to our business. For a discussion of these items, refer to Note 16 to our condensed consolidated financial statements.
Special Note Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “forecasts,” “expects,” “intends,” “plans,” “anticipates,” “projects,” “outlook,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “preliminary,” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. These forward-looking statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the information disclosed in the Quantitative and Qualitative Disclosures about Market Risk section in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 filed with the Securities and Exchange Commission on May 19, 2016.
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
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of June 30, 2016 and March 31, 2016, there were no material amounts accrued in the condensed consolidated financial statements related to these proceedings.
Six former officers and stockholders who had departed the company prior to the Acquisition have filed a total of nine suits in various jurisdictions, with original filing dates ranging from July 3, 2008 through December 15, 2009, against us and certain of our current and former directors and officers. Three of these suits were amended on July 2, 2010 and then further amended into one consolidated complaint on September 7, 2010. Another two of the original nine suits were consolidated into one complaint on September 24, 2014. Each of the suits arises out of the Acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the Acquisition. Some of the suits also allege that the acquisition price paid to stockholders was insufficient. The various suits assert claims for breach of contract, tortious interference with contract, breach of fiduciary duty, civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations, violations of the Employee Retirement Income Security Act, or ERISA, and/or securities and common law fraud. Three of these suits have been dismissed with all appeals exhausted. The two suits that were consolidated into one action on September 24, 2014 were settled on April 16, 2015. One of the remaining suits has been dismissed by the United States District Court for the Southern District of California and such dismissal was upheld by the United States Court of Appeals for the Ninth Circuit. The other three remaining suits that were previously consolidated on September 7, 2010 have been dismissed by the United States District Court for the Southern District of New York and are on appeal before the United States Court of Appeals for the Second Circuit. The aggregate alleged damages sought in these four remaining suits is approximately $291.7 million (which is sought to be trebled pursuant to RICO), plus punitive damages, costs, and fees. Although the outcome of any of these cases is inherently uncertain and may be materially adverse, based on current information, we do not expect them to have a material adverse effect on our financial condition and results of operations.

Item 1A.	Risk Factors
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 filed with the Securities and Exchange Commission on May 19, 2016.

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

10.5†	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

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

10.8†
Amended and Restated Booz Allen Hamilton Holding Corporation Annual Incentive Plan (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report for the period ended September 30, 2014 on Form 10-Q (File No. 001-34972))

10.9†	Booz Allen Hamilton Holding Corporation Officers’ Retirement Plan (Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.10†	Officer’s Comprehensive Medical and Dental Choice Plans (Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.11†	Retired Officer’s Comprehensive Medical and Dental Choice Plans (Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.12†	Group Variable Universal Life Insurance (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report for the year ended March 31, 2015 on Form 10-K (File No. 001-34972))

10.13†	Group Personal Excess Liability Insurance (Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.14†	Annual Performance Bonus Program (Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.15†
Form of Booz Allen Hamilton Holding Corporation Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.16†
Form of Stock Option Agreement under the Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report for the year ended March 31, 2011 on Form 10-K (File No. 001-34972))

10.17†	Officer Transition Policy (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report for the year ended March 31, 2011 on Form 10-K (File No. 001-34972))

10.18†
Form of Stock Option Agreement under the Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report for the period ended December 31, 2011 on Form 10-Q (File No. 001-34972))

10.19	Amendment No. 1 to the Amended and Restated Stockholders Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Periodic Report on Form 8-K filed on June 14, 2012 (File No. 001-34972))

10.20
Credit Agreement, by and among Booz Allen Hamilton Inc., as the Borrower, the several lenders from time to time parties thereto, Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Lender, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Barclays Bank PLC, Citigroup Global Markets Inc., HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc. and Sumimoto Mitsui Banking Corporation, as Joint Bookrunners, Credit Suisse Securities (USA) LLC, as Syndication Agent, Barclays Bank PLC, Citigroup Global Markets Inc., HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc., Sumimoto Mitsui Banking Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents, dated as of July 31, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Periodic Report on Form 8-K filed on August 1, 2012 (File No. 001-34972))

10.21
Guarantee and Collateral Agreement, among Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Inc., and the Subsidiary Guarantors party thereto, in favor of Bank of America, N.A., as Collateral Agent, dated as of July 31, 2012 (Incorporated by reference to Exhibit 10.2 to the Company’s Periodic Report on Form 8-K filed on August 1, 2012 (File No. 001-34972))

10.22
First Amendment to Credit Agreement, dated as of August 16, 2013, by and among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC, SDI Technology Corporation, ASE, Inc. and, Booz Allen Hamilton International, Inc., as Guarantors, Bank of America, N.A., as Administrative Agent, Collateral Agent and New Refinancing Tranche B Term Lender, and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Periodic Report on Form 8-K filed on August 20, 2013 (File No. 001-34972))

10.23†	Form of Employment Agreement (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report for the year ended March 31, 2014 on Form 10-K (File No. 001-34972))

10.24†
Form of Restricted Stock Agreement under the Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report for the year ended March 31, 2014 on Form 10-K (File No. 001-34972))

10.25†
Form of Restricted Stock Unit Agreement under the Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report for the year ended March 31, 2014 on Form 10-K (File No. 001-34972))

10.26
Second Amendment to Credit Agreement, dated as of May 7, 2014, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC, SDI Technology Corporation, ASE, Inc. and Booz Allen Hamilton International, Inc., as Guarantors, Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Lender, and the other Lenders and financial institutions from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Periodic Report on Form 8-K filed on May 13, 2014 (File No. 001-34972))

10.27†
Form of Restricted Stock Unit Agreement under the Second Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report for the period ended June 30, 2015 on Form 10-Q (File No. 001-34972))

10.28
Third Amendment to Credit Agreement, dated as of July 13, 2016, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC, SDI Technology Corporation and Booz Allen Hamilton International, Inc., as Guarantors, Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Lender, and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Periodic Report on Form 8-K filed on July 18, 2016 (File No. 001-34972))

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

101
The following materials from Booz Allen Hamilton Holding Corporation’s Quarterly Report on Form 10-Q for the three months ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2016 and March 31, 2016; (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2016 and 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2016 and 2015; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2016 and 2015; and (v) Notes to Condensed Consolidated Financial Statements.

___________________________________

*	Filed electronically herewith.
† Management contract or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Booz Allen Hamilton Holding Corporation
Registrant

Date: July 27, 2016	By:	/s/ Lloyd W. Howell, Jr.
Lloyd W. Howell, Jr. Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)