Form 10-Q
period 2016-09-30
Booz Allen Hamilton Holding Corp
filed 2016-11-02
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
 ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of October 28, 2016
Class A Common Stock	149,071,762
Class B Non-Voting Common Stock	—
Class C Restricted Common Stock	—
Class E Special Voting Common Stock	—

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	March 31, 2016
	(Unaudited)
	(Amounts in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$307,223	$187,529
Accounts receivable, net of allowance	872,655	892,289
Prepaid expenses and other current assets	91,935	109,953
Total current assets	1,271,813	1,189,771
Property and equipment, net of accumulated depreciation	128,266	130,169
Intangible assets, net of accumulated amortization	214,438	220,658
Goodwill	1,361,913	1,361,913
Other long-term assets	117,189	107,660
Total assets	$3,093,619	$3,010,171
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$63,150	$112,813
Accounts payable and other accrued expenses	467,914	484,769
Accrued compensation and benefits	235,926	241,367
Other current liabilities	123,157	100,964
Total current liabilities	890,147	939,913
Long-term debt, net of current portion	1,499,967	1,484,448
Other long-term liabilities	187,168	177,322
Total liabilities	2,577,282	2,601,683
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, Class A — $0.01 par value — authorized, 600,000,000 shares; issued, 154,699,626 shares at September 30, 2016 and 153,391,058 shares at March 31, 2016; outstanding, 149,071,762 shares at September 30, 2016 and 147,992,462 shares at March 31, 2016	1,546	1,534
Treasury stock, at cost — 5,627,864 shares at September 30, 2016 and 5,398,596 shares at March 31, 2016	(142,299)	(135,445)
Additional paid-in capital	271,393	243,475
Retained earnings	404,396	318,537
Accumulated other comprehensive loss	(18,699)	(19,613)
Total stockholders’ equity	516,337	408,488
Total liabilities and stockholders’ equity	$3,093,619	$3,010,171
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
	(Amounts in thousands, except per share data)		(Amounts in thousands, except per share data)
Revenue	$1,394,853	$1,322,154	$2,817,575	$2,673,758
Operating costs and expenses:
Cost of revenue	658,068	626,155	1,315,022	1,269,187
Billable expenses	409,991	363,690	842,256	742,340
General and administrative expenses	194,456	208,141	384,157	396,802
Depreciation and amortization	14,677	15,352	29,178	30,469
Total operating costs and expenses	1,277,192	1,213,338	2,570,613	2,438,798
Operating income	117,661	108,816	246,962	234,960
Interest expense	(14,753)	(17,685)	(32,581)	(35,175)
Other, net	(5,161)	(178)	(3,270)	(246)
Income before income taxes	97,747	90,953	211,111	199,539
Income tax expense	34,917	34,737	80,464	79,017
Net income	$62,830	$56,216	$130,647	$120,522
Earnings per common share (Note 3):
Basic	$0.42	$0.38	$0.88	$0.82
Diluted	$0.41	$0.37	$0.86	$0.80
Dividends declared per share	$0.15	$0.13	$0.30	$0.26

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
	(Amounts in thousands)		(Amounts in thousands)
Net income	$62,830	$56,216	$130,647	$120,522
Change in postretirement plan costs, net of tax	457	524	914	1,048
Comprehensive income	$63,287	$56,740	$131,561	$121,570

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended September 30,
	2016	2015
	(Amounts in thousands)
Cash flows from operating activities
Net income	$130,647	$120,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,178	30,469
Stock-based compensation expense	10,581	11,521
Excess tax benefits from stock-based compensation	(8,315)	(18,191)
Amortization of debt issuance costs and loss on extinguishment	12,271	4,174
Losses on dispositions and impairments	36	29
Changes in assets and liabilities:
Accounts receivable	19,634	9,353
Prepaid expenses and other current assets	26,665	5,073
Other long-term assets	(9,467)	(15,467)
Accrued compensation and benefits	(4,167)	(26,813)
Accounts payable and other accrued expenses	(14,902)	(36,496)
Accrued interest	(1,095)	2
Other current liabilities	15,257	(7,272)
Other long-term liabilities	10,760	11,783
Net cash provided by operating activities	217,083	88,687
Cash flows from investing activities
Purchases of property and equipment	(15,143)	(29,562)
Cash paid for business acquisitions, net of cash acquired	(851)	(1,000)
Insurance proceeds received for damage to equipment	650	—
Net cash used in investing activities	(15,344)	(30,562)
Cash flows from financing activities
Net proceeds from issuance of common stock	3,092	2,866
Stock option exercises	6,825	3,402
Excess tax benefits from stock-based compensation	8,315	18,191
Repurchases of common stock	(6,854)	(34,600)
Cash dividends paid	(44,789)	(38,269)
Dividend equivalents paid to option holders	(2,157)	(3,593)
Repayment of debt	(676,750)	(50,938)
Proceeds from debt issuance	630,273	25,000
Net cash used in financing activities	(82,045)	(77,941)
Net increase (decrease) in cash and cash equivalents	119,694	(19,816)
Cash and cash equivalents––beginning of period	187,529	207,217
Cash and cash equivalents––end of period	$307,223	$187,401
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$26,127	$26,915
Income taxes	$36,609	$80,742
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
September 30, 2016
1. BUSINESS OVERVIEW
Organization
Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or Holding or the Company, is an affiliate of The Carlyle Group, or Carlyle, and was incorporated in Delaware in May 2008. The Company provides management and technology, consulting, and engineering services to the U.S. and international governments, major corporations, and not-for-profit organizations. The Company reports operating results and financial data in one operating segment. The Company is headquartered in McLean, Virginia, with approximately 22,800 employees as of September 30, 2016.
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
The interim financial information in this Quarterly Report reflects all adjustments, consisting of normal recurring adjustments except as otherwise disclosed, necessary for a fair presentation of the Company’s results of operations for the interim periods. The results of operations for the six months ended September 30, 2016 are not necessarily indicative of results to be expected for the full fiscal year.
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
Other recent accounting pronouncements issued by the FASB during the six months ended September 30, 2016 and through the filing date did not or are not believed by management to have a material impact on the Company's present or historical condensed consolidated financial statements.

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
The Company currently has outstanding shares of Class A Common Stock. During fiscal 2016, the Company purchased, at par value, all issued and outstanding shares of Class E special voting common stock in connection with the exercise of the final tranche of rollover options during the second quarter of fiscal 2016. Class E Special Voting Common Stock shares are not included in the calculation of EPS as these shares represent voting rights only and are not entitled to participate in dividends or other distributions. Unvested Class A Restricted Common Stock holders are entitled to participate in non-forfeitable dividends or other distributions. These unvested restricted shares participated in the Company's dividends declared and were paid in the first quarter and second quarter of fiscal 2017 and 2016. As such, EPS is calculated using the two-class method whereby earnings are reduced by distributed earnings as well as any available undistributed earnings allocable to holders of unvested restricted shares. A reconciliation of the income used to compute basic and diluted EPS for the periods presented are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Earnings for basic computations (1)	$62,151	$55,441	$129,286	$118,909
Weighted-average common shares outstanding for basic computations	148,008,994	146,176,944	147,625,388	145,718,004
Earnings for diluted computations (1)	$62,157	$55,452	$129,300	$118,934
Dilutive stock options and restricted stock	2,191,460	3,211,612	2,289,028	3,278,665
Weighted-average common shares outstanding for diluted computations	150,200,454	149,388,556	149,914,416	148,996,669
Earnings per common share
Basic	$0.42	$0.38	$0.88	$0.82
Diluted	$0.41	$0.37	$0.86	$0.80
(1) During the three months ended September 30, 2016 and 2015, approximately 1.6 million and 2.0 million participating securities were paid dividends totaling $0.2 million and $0.3 million, respectively. During the six months ended September 30, 2016 and 2015, approximately 1.6 million and 2.0 million participating securities were paid dividends totaling $0.4 million and $0.5 million, respectively. For the three and six months ended September 30, 2016, there were undistributed earnings of $0.4 million and $0.9 million, respectively, allocated to the participating class of securities in both basic and diluted earnings per share. For the three and six months ended September 30, 2015, there were undistributed earnings of $0.5 million and $1.1 million, respectively, allocated to the participating class of securities in both basic and diluted earnings per share. The allocated undistributed earnings and the dividends paid comprise the difference between net income presented on the condensed consolidated statements of operations and earnings for basic and diluted computations for the three and six months ended September 30, 2016 and 2015.
The EPS calculation for the three months ended September 30, 2016 excludes no anti-dilutive options. The EPS calculation for the six months ended September 30, 2016 excludes 0.5 million options as their impact was anti-dilutive. The EPS calculation for the three and six months ended September 30, 2015 excludes 0.5 million and 0.6 million options, respectively, as their impact was anti-dilutive.

4. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consisted of the following:

	September 30, 2016	March 31, 2016
Current
Accounts receivable–billed	$307,492	$308,670
Accounts receivable–unbilled	565,619	584,275
Allowance for doubtful accounts	(456)	(656)
Accounts receivable, net	872,655	892,289
Long-term
Accounts receivable–unbilled	68,141	51,145
Total accounts receivable, net	$940,796	$943,434
Unbilled amounts represent sales for which billings have not been presented to customers at quarter-end or year-end. These amounts are usually billed and collected within one year. Long-term unbilled receivables not anticipated to be billed and collected within one year, which are primarily related to retainage, holdbacks, and long-term rate settlements to be billed at contract closeout, are included in other long-term assets in the accompanying condensed consolidated balance sheets. The Company recognized a provision (benefit) for doubtful accounts (including certain unbilled reserves) of $0.2 million and $(2.1) million for the three months ended September 30, 2016 and 2015, respectively and $0.8 million for both the six months ended September 30, 2016 and 2015. The Company does not have material exposure to accounts receivable credit risk, because the Company's accounts receivable are primarily with the U.S. Government and its agencies.

5. ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES
Accounts payable and other accrued expenses consisted of the following:

	September 30, 2016	March 31, 2016
Vendor payables	$233,354	$246,670
Accrued expenses	234,560	238,099
Total accounts payable and other accrued expenses	$467,914	$484,769
Accrued expenses consisted primarily of the Company’s reserve related to potential cost disallowance in conjunction with government audits. Refer to Note 16 for further discussion of this reserve.

6. ACCRUED COMPENSATION AND BENEFITS
Accrued compensation and benefits consisted of the following:

	September 30, 2016	March 31, 2016
Bonus	$39,692	$73,040
Retirement	56,315	30,388
Vacation	116,119	114,599
Other	23,800	23,340
Total accrued compensation and benefits	$235,926	$241,367

7. DEBT
Debt consisted of the following:

	September 30, 2016		March 31, 2016
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Term Loan A	2.53%	$1,183,001	2.94%	$741,813
Term Loan B	3.28%	400,000	3.75%	841,188
Revolving credit facility	5.00%	—	5.00%	35,000
Less: Unamortized debt issuance costs and discount on debt		(19,884)		(20,740)
Total		1,563,117		1,597,261
Less: Current portion of long-term debt		(63,150)		(112,813)
Long-term debt, net of current portion		$1,499,967		$1,484,448
On July 13, 2016, Booz Allen Hamilton Inc. ("Booz Allen Hamilton"), Booz Allen Hamilton Investor Corporation ("Investor") and certain wholly-owned subsidiaries of Booz Allen Hamilton entered into the Third Amendment (the “Third Amendment”) to the Credit Agreement (the “Credit Agreement”), dated as of July 31, 2012, among Booz Allen Hamilton, Investor, certain wholly owned subsidiaries of Booz Allen Hamilton and Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Lender (as previously amended by the First Amendment to the Credit Agreement, dated as of August 16, 2013 and the Second Amendment to the Credit Agreement, dated as of May 7, 2014). Prior to the Third Amendment, approximately $726 million of Term Loan A and $841 million of Term Loan B was outstanding. Pursuant to the Third Amendment, Booz Allen Hamilton borrowed approximately $441 million of additional Term Loan A, with such funds used to pay off a portion of the Term Loan B facility. Following the Third Amendment, approximately $1,183 million of Term Loan A and $400 million of Term Loan B were outstanding under the Credit Agreement.
Under the Third Amendment, the interest rate on borrowings under Term Loan A was reduced to LIBOR plus a spread that ranges from 1.50% to 2.25% based on Booz Allen Hamilton's total leverage ratio. The revolving credit facility margin was reduced to LIBOR plus a spread that ranges from 1.50% to 2.25% based on Booz Allen Hamilton's total leverage ratio and the revolving credit facility commitment fee was reduced to a spread ranging from 0.300% to 0.400%. The interest rate for borrowings under Term Loan B was reduced to LIBOR plus 2.75% with no LIBOR floor, with a spread that ranged from 1.75% to 2.75% based upon either an ABR or LIBOR borrowing. Under the Third Amendment, the maturity date of Term Loan A and the termination date for the revolving credit facility was extended to June 30, 2021 and the maturity date of Term Loan B was extended to June 30, 2023. The Third Amendment also amended certain existing debt covenants to provide us with greater operational and financial flexibility.
In connection with the Third Amendment, the Company accelerated the amortization of ratable portions of the amortization of debt issuance costs (DIC) and original issue discount (OID) that did not qualify for deferral of approximately $5.5 million. These expenses are reflected in other expense, net in the three and six months ended September 30, 2016. Furthermore, the Company expensed third party debt issuance costs and creditor fees of approximately $3.4 million that did not qualify for deferral and are reflected in general and administrative costs in the three and six months ended September 30, 2016.
As of September 30, 2016, the Credit Agreement, as amended, provided the Company with a $1,183 million Term Loan A, a $400 million Term Loan B, and a $500.0 million revolving credit facility, with a sublimit for letters of credit of $100.0 million. The outstanding obligations under the Credit Agreement, as amended, are secured by a security interest in substantially all of the assets of the Company, subject to certain exceptions set forth in the Credit Agreement, as amended, and related documentation.
Booz Allen Hamilton occasionally borrows under our revolving credit facility in anticipation of cash demands. During the first and second quarters of fiscal 2017, Booz Allen Hamilton accessed a total of $185.0 million of its $500.0 million revolving credit facility. As of September 30, 2016 there were no amounts outstanding on the revolving credit facility. As of March 31, 2016, there was $35.0 million outstanding on the revolving credit facility.
The Credit Agreement, as amended by the Third Amendment, requires quarterly principal payments of 1.25% of the stated principal amount of Term Loan A until maturity, and quarterly principal payments of 0.25% of the stated principal amount of Term Loan B until maturity.

Interest on debt and debt-like instruments consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Term Loan A Interest Expense	$7,253	$5,426	12,759	10,844
Term Loan B Interest Expense	3,989	8,061	11,963	16,035
Interest on Revolving Credit Facility	73	16	303	16
Deferred Payment Obligation Interest Payments [1]	2,007	2,011	4,007	4,022
DIC and OID [2]	1,313	2,102	3,396	4,174
Other	118	69	153	84
Total Interest Expense	$14,753	$17,685	$32,581	$35,175
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

8. INCOME TAXES
The Company’s effective income tax rate was 35.7% and 38.2% for the three months ended September 30, 2016 and 2015, respectively, and 38.1% and 39.6% for the six months ended September 30, 2016 and 2015, respectively. The decreases in the effective tax rate for the three and six months ended September 30, 2016 as compared to the same period last fiscal year was primarily due to the recognition of certain federal and state tax credits for which the Company qualified. The three and six months effective tax rates of 35.7% and 38.1% differ from the statutory rate of 35.0% primarily due to state income taxes and the effect of permanent rate differences, which primarily relate to meals and entertainment.

9. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	September 30, 2016	March 31, 2016
Deferred rent	$59,874	$53,170
Postretirement benefit obligations	121,339	118,554
Other	5,955	5,598
Total other long-term liabilities	$187,168	$177,322

10. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company sponsors the Employees’ Capital Accumulation Plan, or ECAP, which is a qualified defined contribution plan that covers eligible U.S. and international employees. ECAP provides for distributions, subject to certain vesting provisions, to participants by reason of retirement, death, disability, or termination of employment. Effective April 1, 2014 the Company transitioned from a discretionary employer contribution to an annual matching contribution of up to 6% of eligible annual income as determined by the Internal Revenue Code for the ECAP. Total expense recognized under ECAP was $27.9 million and $26.2 million for the three months ended September 30, 2016 and 2015, respectively, and $56.7 million and $54.5 million for the six months ended September 30, 2016 and 2015, respectively. The Company-paid contributions were $15.5 million and $15.8 million for the three months ended September 30, 2016 and 2015, respectively, and $30.8 million and $32.0 million for the six months ended September 30, 2016 and 2015, respectively.
Defined Benefit Plan and Other Postretirement Benefit Plans
The Company maintains and administers a postretirement medical plan and a defined benefit retirement plan for current, retired, and resigned officers.

The components of net postretirement medical expense for the Officer Medical Plan were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Service cost	$1,213	$1,426	$2,426	$2,851
Interest cost	1,196	1,126	2,391	2,252
Net actuarial loss	762	884	1,525	1,768
Total postretirement medical expense	$3,171	$3,436	$6,342	$6,871
As of September 30, 2016 and March 31, 2016, the unfunded status of the post-retirement medical plan was $117.1 million and $114.0 million, respectively, which is included in other long-term liabilities in the accompanying condensed consolidated balance sheets.
11. ACCUMULATED OTHER COMPREHENSIVE LOSS
All amounts recorded in other comprehensive loss are related to the Company's post-retirement plans. The following table represents a rollforward of amounts recognized in accumulated other comprehensive loss, net of tax:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Beginning of period	$(19,156)	$(21,635)	$(19,613)	$(22,159)
Amounts reclassified from accumulated other comprehensive loss	457	524	914	1,048
Net current-period other comprehensive loss	457	524	914	1,048
End of period	$(18,699)	$(21,111)	$(18,699)	$(21,111)

The following table presents the reclassifications out of accumulated other comprehensive loss to net income:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Amortization of net actuarial loss included in net periodic benefit cost (See Note 10)
Total before tax	$762	$884	$1,525	$1,768
Tax benefit	(305)	(360)	(611)	(720)
Net of tax	$457	$524	$914	$1,048

12. STOCKHOLDERS’ EQUITY
Common Stock
The common stock shares activity consisted of the following:

	Class A Common Stock	Class E Special Voting Common Stock	Treasury Stock
Balance at March 31, 2015	150,237,675	1,851,589	2,999,393
Issuance of common stock	443,813	—	—
Stock options exercised (1)	2,709,570	(1,851,589)	—
Repurchase of common stock (2)	—	—	2,399,203
Balance at March 31, 2016	153,391,058	—	5,398,596
Issuance of common stock	432,829	—	—
Stock options exercised	875,739	—	—
Repurchase of common stock (3)	—	—	229,268
Balance at September 30, 2016	154,699,626	—	5,627,864

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

(3)
During fiscal 2017, the Company purchased 0.1 million shares of the Company’s Class A Common Stock in a series of open market transactions for $2.3 million. Additionally, the Company repurchased shares on June 30, 2016 to cover the minimum statutory withholding taxes on restricted stock awards and restricted stock units that vested on June 30, 2016. The Company also repurchased shares to cover the minimum statutory withholding taxes on accelerated restricted stock vesting for departing officers.

For the quarterly offering period that closed on September 30, 2016, 50,681 Class A Common Stock shares were purchased by employees under the Company's Employee Stock Purchase Plan, or ESPP. Since the program's inception, 1,839,862 shares have been purchased by employees.

13. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense recognized in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Cost of revenue	$1,190	$1,138	$2,698	$2,283
General and administrative expenses	3,502	4,118	7,883	9,238
Total	$4,692	$5,256	$10,581	$11,521

The following table summarizes the total stock-based compensation expense recognized in the condensed consolidated statements of operations by the following types of equity awards:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Equity Incentive Plan Options	$306	$186	$1,564	$1,243
Class A Restricted Common Stock	4,386	5,070	9,017	10,278
Total	$4,692	$5,256	$10,581	$11,521

As of September 30, 2016, there was $22.0 million of total unrecognized compensation cost related to unvested stock-based compensation agreements. The unrecognized compensation cost as of September 30, 2016 is expected to be fully amortized over the next 4.5 years. Absent the effect of accelerating stock compensation cost for any departures of employees who may continue to vest in their equity awards, the following table summarizes the unrecognized compensation cost and the weighted average period the cost is expected to be amortized.

	September 30, 2016
	Unrecognized Compensation Cost	Weighted Average Remaining Period to be Recognized (in years)
Equity Incentive Plan Options	$2,374	3.00
Class A Restricted Common Stock	19,584	2.11
Total	$21,958
Equity Incentive Plan
As of September 30, 2016, there were 4,837,135 EIP options outstanding, of which 960,785 were unvested.
Grants of Restricted Stock Units and Class A Restricted Common Stock
On July 1, 2016, the Board of Directors granted 353,069 Restricted Stock Units in conjunction with the Annual Incentive Plan adopted on October 1, 2010, or Annual Incentive Plan. The amount of the annual incentive payment was determined based on performance targets established by the Compensation Committee and a portion of the incentive payment awarded under the Annual Incentive Plan was paid in the form of Restricted Stock Units. A Restricted Stock Unit represents a contingent right to receive one share of Class A Common Stock upon vesting. The Restricted Stock Units will vest based on the passage of time, subject to participant's continued employment with the Company. The portion to be paid in the form of Restricted Stock Units will be recognized in the accompanying consolidated statements of operations based on grant date fair value over the vesting period of 3 years. The aggregate value of this award was estimated at $10.4 million based on the stock price of $29.35 on the grant date.
On July 27, 2016, the Board of Directors granted 6,371 Restricted Stock Units to an existing employee of the Company. The aggregate value of this award was estimated at $0.2 million based on the stock price of $31.39 on the grant date.
On August 5, 2016, the Board of Directors granted 40,029 shares of Class A Restricted Common Stock to members of the Board of Directors. The aggregate value was estimated at $1.2 million based on the stock price of $30.23 on the grant date.
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
As of September 30, 2016 and March 31, 2016, the Company calculated a total recorded and unrecorded stock-based compensation liability of $1.5 million and $3.8 million, respectively, related to the special dividends paid in June 2012, November 2013, February and August 2014. As of September 30, 2016, $1.0 million was recorded as a current liability and included in accrued compensation and benefits within the condensed consolidated balance sheet while $0.5 million will be recorded as liability as the options vest over the next 2.5 years. As of March 31, 2016, $2.3 million was recorded as a current liability and $1.5 million represented the unrecorded liability.

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
A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The financial instruments measured at fair value in the accompanying consolidated balance sheets consist of the following:

	Recurring Fair Value Measurements as of September 30, 2016
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and cash equivalents	$43,731	$—	$—	$43,731
Money market funds (1)	—	263,492	—	263,492
Total cash and cash equivalents	$43,731	$263,492	$—	$307,223

	Recurring Fair Value Measurements as of March 31, 2016
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and cash equivalents	$42,102	$—	$—	$42,102
Money market funds (1)	—	145,427	—	145,427
Total cash and cash equivalents	$42,102	$145,427	$—	$187,529
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
The fair value of the Company's debt instruments approximates its carrying value at September 30, 2016 and March 31, 2016. The fair value of debt is determined based on interest rates available for debt with terms and maturities similar to the Company's existing debt arrangements (Level 2 inputs).
15. RELATED-PARTY TRANSACTIONS
The Carlyle Group is the largest shareholder of the Company. From time to time, and in the ordinary course of business: (1) other Carlyle portfolio companies engage the Company as a subcontractor or service provider, and (2) the Company engages other Carlyle portfolio companies as subcontractors or service providers. Revenue and cost associated with these related parties for the three and six months ended September 30, 2016 was not material.
On July 31, 2008, the Company entered into a management agreement, or Management Agreement, with TC Group V US, L.L.C., or TC Group, a company affiliated with Carlyle. On June 7, 2012, TC Group assigned all of its right, title and interest in, and obligations under, the Management Agreement to Carlyle Investment Management L.L.C., or Carlyle Investment Management. In accordance with the Management Agreement, Carlyle Investment Management provides the Company with advisory, consulting, and other services and the Company pays Carlyle Investment Management an aggregate annual fee of $1.0 million, plus expenses. For the three months ended September 30, 2016 and 2015, the Company incurred $250,000 in advisory fees in each period. For the six months ended September 30, 2016 and 2015, the Company incurred $500,000 in advisory fees in each period.

16. COMMITMENTS AND CONTINGENCIES

Letters of Credit and Third-Party Guarantees
As of September 30, 2016 and March 31, 2016, the Company was contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that totaled $7.3 million and $6.6 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At September 30, 2016 and March 31, 2016, approximately $1.7 million and $1.8 million, respectively, of these instruments reduce the available borrowings under the revolving credit facility. The remainder are guaranteed under a separate $10.0 million facility established in fiscal 2016 of which $4.4 million and $5.2 million, respectively, was available to the Company at September 30, 2016 and March 31, 2016.
Government Contracting Matters
For each of the three and six months ended September 30, 2016 and 2015 approximately 97% of the Company’s revenue was generated from contracts where the end client was an agency or department of the U.S. government, including contracts where Booz Allen performed in either a prime or subcontract position, and regardless of the geographic location in which the work was performed. Contracts with the U.S. government are subject to extensive legal and regulatory requirements. From time to time and in the ordinary course of business, agencies of the U.S. government audit our contract costs and conduct inquiries and investigations of our business practices with respect to government contracts to determine whether the Company’s operations are conducted in accordance with these requirements and the terms of the relevant contracts. U.S. government agencies, including the Defense Contract Audit Agency, routinely audit our contract costs, including allocated indirect costs for compliance with the Cost Accounting Standards and the Federal Acquisition Regulation. These agencies also conduct reviews and investigations and make inquiries regarding our accounting and other systems in connection with our performance and business practices with respect to our government contracts. U.S. government audits, inquiries, or investigations of the Company, whether related to the Company’s U.S. government contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including withholding of payments, suspension of payments, repayments, fines, or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting. Management believes it has recorded the appropriate provision for any audit, inquiry, or investigation of which it is aware. The Defense Contract Management Agency Administrative Contracting Officer has negotiated annual final indirect cost rates through fiscal year 2009. The audit of fiscal years 2010 and 2011 is currently under active review by the Defense Contract Management Agency. Audits of subsequent years may result in future cost disallowances including cost reductions and/or penalties. Management believes it has recorded the appropriate provision for the estimated losses that may be experienced from any such reductions and/or penalties. As of September 30, 2016 and March 31, 2016, the Company has recorded a liability of approximately $196.1 million and $189.9 million, respectively, for its current best estimate of amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs incurred subsequent to fiscal year 2009, and for contracts not yet closed that are impacted by settlement of audits or reviews of contract costs incurred in prior fiscal years.
Litigation
The Company is involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, management does not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on the Company’s financial condition and results of operations. As of September 30, 2016, there are no material amounts accrued in the condensed consolidated financial statements related to these proceedings.
Six former officers and stockholders who had departed the company prior to the July 2008 acquisition of the Company by Carlyle, or the Acquisition, have filed a total of nine suits in various jurisdictions, with original filing dates ranging from July 3, 2008 through December 15, 2009, against us and certain of our current and former directors and officers. Three of these suits were amended on July 2, 2010 and then further amended into one consolidated complaint on September 7, 2010. Another two of the original nine suits were consolidated into one complaint on September 24, 2014. Each of the suits arises out of the Acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the Acquisition. Some of the suits also allege that the Acquisition price paid to stockholders was insufficient. The various suits assert claims for breach of contract, tortious interference with contract, breach of fiduciary duty, civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations, violations of the Employee Retirement Income Security Act, and/or securities and common law fraud. Three of these suits have been dismissed with all appeals exhausted. The two suits that were consolidated into one action on September 24, 2014 were settled on April 16, 2015. One of the remaining suits has been dismissed by the United States District Court for the Southern District of California and such dismissal was upheld by the United States Court of Appeals for the Ninth Circuit. On September 29, 2016, the Company received notice that the plaintiff in this suit filed a Petition for Writ of Certiorari to the United States Supreme Court. The other three remaining suits that were previously consolidated on September 7, 2010 have been dismissed by the United States District Court for the Southern District of New York and are on appeal before the United States Court of Appeals for the Second Circuit. As of September 30, 2016 and March 31, 2016, the aggregate alleged damages sought in these four remaining suits was approximately $291.7 million (which is sought to be trebled pursuant to RICO) plus punitive damages, costs, and fees.
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
Overview
We are a leading provider of management and technology, consulting, and engineering services to the U.S. and international governments, major corporations, and not-for-profit organizations. Our ability to deliver value to our clients has always been, and continues to be, a product of the character and expertise of our people. Our talent base of approximately 22,800 people deliver value and results to our clients by combining core consulting skills and domain expertise with functional expertise in areas such as engineering and science, systems delivery, cyber, and analytics, all fostered by a culture of innovation that extends to all reaches of the company.

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

Financial and Other Highlights

During the second quarter of fiscal 2017, the Company generated year over year revenue growth, delivered improved earnings over the prior year period, recorded strong contract awards, and increased headcount.
Revenue increased 5.5% from the three months ended September 30, 2015 to the three months ended September 30, 2016 and increased 5.4% from the six months ended September 30, 2015 to the six months ended September 30, 2016 primarily driven by increases in client staff headcount and staff billability, and therefore direct labor, to meet increased client demand. During the period, there was also an increase in billable expenses due to increased use of subcontractors on contracts. In addition, contracts which require the Company to incur direct expenses on behalf of our clients increased over the prior year period.
Operating income increased 8.1% to $117.7 million in the three months ended September 30, 2016 from $108.8 million in the three months ended September 30, 2015, while operating margin reflected a 20 basis point increase to 8.4% from 8.2% in the comparable period. Operating income increased 5.1% to $247.0 million in the six months ended September 30, 2016 from $235.0 million in the six months ended September 30, 2015, while operating margin remained flat at 8.8% from the comparable period. The increase in operating income was attributable to the same factors driving gross revenue. In addition, operating income for the second quarter of fiscal 2017 included one-time charges associated with the July 2016 debt refinancing transaction.

Non-GAAP Measures
We publicly disclose certain non-GAAP financial measurements, including Adjusted Operating Income, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income, and Adjusted Diluted Earnings Per Share, or Adjusted Diluted EPS, because management uses these measures for business planning purposes, including to manage our business against internal projected results of operations and measure our performance. We view Adjusted Operating Income, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income, and Adjusted Diluted EPS as measures of our core operating business, which exclude the impact of the items detailed below, as these items are generally not operational in nature. These non-GAAP measures also provide another basis for comparing period to period results by excluding potential differences caused by non-operational and unusual or non-recurring items. We also utilize and discuss Free Cash Flow, because management uses this measure for business planning purposes, measuring the cash generating ability of the operating business, and measuring liquidity generally. We present these supplemental measures because we believe that these measures provide investors and securities analysts with important supplemental information with which to evaluate our performance, long term earnings potential, or liquidity, as applicable, and to enable them to assess our performance on the same basis as management. These supplemental performance measurements may vary from and may not be comparable to similarly titled measures by other companies in our industry. Adjusted Operating Income, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income, Adjusted Diluted EPS, and Free Cash Flow are not recognized measurements under accounting principles generally accepted in the United States, or GAAP, and when analyzing our performance or liquidity, as applicable, investors should (i) evaluate each adjustment in our reconciliation of operating and net income to Adjusted Operating Income, Adjusted EBITDA, Adjusted EBITDA Margin, and Adjusted Net Income, and net cash provided by operating activities to Free Cash Flows, and the explanatory footnotes regarding those adjustments, each as defined under GAAP, (ii) use Adjusted Operating Income, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income, and Adjusted Diluted EPS in addition to, and not as an alternative to, operating income, net income or diluted EPS, as measures of operating results, each as defined under GAAP, and (iii) use Free Cash Flows in addition to, and not as an alternative to, net cash provided by operating activities as a measure of liquidity, each as defined under GAAP. We have defined the aforementioned non-GAAP measures as follows:

•
"Adjusted Operating Income" represents operating income before: (i) adjustments related to the amortization of intangible assets, and (ii) transaction costs, fees, losses, and expenses, including fees associated with debt prepayments. We prepare Adjusted Operating Income to eliminate the impact of items we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature.

•
"Adjusted EBITDA” represents net income before income taxes, net interest and other expense and depreciation and amortization and before certain other items, including transaction costs, fees, losses, and expenses, including fees associated with debt prepayments. “Adjusted EBITDA Margin” is calculated as Adjusted EBITDA divided by revenue.  Booz Allen prepares Adjusted EBITDA and Adjusted EBITDA Margin to eliminate the impact of items it does not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary or non-recurring nature or because they result from an event of a similar nature.

•
"Adjusted Net Income" represents net income before: (i) adjustments related to the amortization of intangible assets, (ii) transaction costs, fees, losses, and expenses, including fees associated with debt prepayments, and (iii) amortization or write-off of debt issuance costs and write-off of original issue discount, net of the tax effect where appropriate calculated using an assumed effective tax rate. We prepare Adjusted Net Income to eliminate the impact of items, net of tax, we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature.

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

Below is a reconciliation of Adjusted Operating Income, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income, Adjusted Diluted EPS, and Free Cash Flow to the most directly comparable financial measure calculated and presented in accordance with GAAP.

	Three Months Ended September 30,		Six Months Ended September 30,
(Amounts in thousands, except share and per share data)	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Adjusted Operating Income
Operating Income	$117,661	$108,816	$246,962	$234,960
Amortization of intangible assets (a)	987	1,056	2,113	2,112
Transaction expenses (b)	3,354	—	3,354	—
Adjusted Operating Income	$122,002	$109,872	$252,429	$237,072
EBITDA, Adjusted EBITDA & Adjusted EBITDA Margin
Net income	$62,830	$56,216	$130,647	$120,522
Income tax expense	34,917	34,737	80,464	79,017
Interest and other, net	19,914	17,863	35,851	35,421
Depreciation and amortization	14,677	15,352	29,178	30,469
EBITDA	132,338	124,168	276,140	265,429
Transaction expenses (b)	3,354	—	3,354	—
Adjusted EBITDA	$135,692	$124,168	$279,494	$265,429
Revenue	$1,394,853	$1,322,154	$2,817,575	$2,673,758
Adjusted EBITDA Margin	9.7%	9.4%	9.9%	9.9%
Adjusted Net Income
Net income	$62,830	$56,216	$130,647	$120,522
Amortization of intangible assets (a)	987	1,056	2,113	2,112
Transaction expenses (b)	3,354	—	3,354	—
Amortization or write-off of debt issuance costs and write-off of original issue discount	6,278	1,309	7,567	2,603
Adjustments for tax effect (c)	(4,248)	(946)	(5,214)	(1,886)
Adjusted Net Income	$69,201	$57,635	$138,467	$123,351
Adjusted Diluted Earnings Per Share
Weighted-average number of diluted shares outstanding	150,200,454	149,388,556	149,914,416	148,996,669
Adjusted Net Income Per Diluted Share (d)	$0.46	$0.39	$0.92	$0.83
Free Cash Flow
Net cash provided by operating activities	$205,436	$69,591	$217,083	$88,687
Less: Purchases of property and equipment	(8,972)	(16,422)	(15,143)	(29,562)
Free Cash Flow	$196,464	$53,169	$201,940	$59,125

(a)	Reflects amortization of intangible assets resulting from the Acquisition of our Company by The Carlyle Group.

(b)	Reflects debt refinancing costs incurred in connection with the refinancing transaction consummated on July 13, 2016.

(c)	Reflects tax effect of adjustments at an assumed marginal tax rate of 40%.

(d)
Excludes an adjustment of approximately $0.7 million and $1.3 million of net earnings for the three and six months ended September 30, 2016, respectively, and excludes an adjustment of approximately $0.8 million and $1.6 million of net earnings for the three and six months ended September 30, 2015, respectively, associated with the application of the two-class method for computing diluted earnings per share.

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

•
uncertainty around the timing, extent, nature and effect of Congressional and other U.S. government actions to address budgetary constraints, caps on the discretionary budget for defense non-defense departments and agencies, as established by the Bipartisan Budget Control Act of 2011 and subsequently adjusted by the American Tax Payer Relief Act of 2012, the Bipartisan Budget Act of 2013 and the Bipartisan Budget Act of 2015, and the ability of Congress to determine how to allocate the available budget authority and pass appropriations bills to fund both U.S. government departments and agencies that are, and those that are not, subject to the caps. It is unclear whether the U.S. government's fiscal year 2017, which began on October 1, 2016, will have a complete set of appropriations bills to fund the U.S. government, which is currently operating under a continuing resolution that is set to expire on December 9, 2016;

•
budget deficits and the growing U.S. national debt increasing pressure on the U.S. government to reduce federal spending across all federal agencies together with associated uncertainty about the size and timing of those reductions;

•
cost cutting and efficiency initiatives, current and future budget restrictions, continued implementation of Congressionally mandated automatic spending cuts and other efforts to reduce U.S. government spending, could cause clients to reduce or delay funding for orders for services or invest appropriated funds on a less consistent or rapid basis or not at all, particularly when considering long-term initiatives and in light of uncertainty around Congressional efforts to approve funding of the U.S. government beyond December 9, 2016 and to craft a long-term agreement on the U.S. government's ability to incur indebtedness in excess of its current limits and generally in the current political environment, there is a risk that clients will not issue task orders in sufficient volume to reach current contract ceilings, alter historical patterns of contract awards, including the typical increase in the award of task orders or completion of other contract actions by the U.S. government in the period before the end of the U.S. government's fiscal year on September 30, delay requests for new proposals and contract awards, rely on short-term extensions and funding of current contracts, or reduce staffing levels and hours of operation;

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
The table below presents the percentage of total revenue for each type of contract:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Cost-reimbursable (1)	50%	50%	50%	52%
Time-and-materials	27%	26%	27%	26%
Fixed-price (2)	23%	24%	23%	22%

(1)	Includes both cost-plus-fixed-fee and cost-plus-award-fee contracts.

(2)	Includes fixed-price level of effort contracts.
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
Our People
Revenue from our contracts is derived from services delivered by consulting staff and, to a lesser extent, from our subcontractors. Our ability to hire, retain, and deploy talent with skills appropriately aligned with client needs is critical to our ability to grow our revenue. We continuously evaluate whether our talent base is properly sized and appropriately compensated, and contains an optimal mix of skills to be cost competitive and meet the rapidly evolving needs of our clients. We seek to achieve that result through recruitment and management of capacity and compensation. As of both September 30, 2016 and 2015, we employed approximately 22,800 and 22,200 people, respectively, of which approximately 20,500 and 20,000, respectively, were consulting staff.
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
The following table summarizes the value of our contract backlog at the respective dates presented:

	As of September 30,
	2016	2015
	(In millions)
Backlog:
Funded	$3,332	$3,243
Unfunded (1)	3,297	2,906
Priced options	7,015	6,401
Total backlog	$13,644	$12,550

(1)
Amount as of September 30, 2015 reflects a reduction by management to the revenue value of orders for services under one then existing single award ID/IQ contract the Company had for several years, based on an established pattern of funding under this contract by the U.S. government.

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
We view growth in total backlog and consulting staff headcount as the two key measures of our potential business growth. Growing and deploying consulting staff is the primary means by which we are able to achieve profitable revenue growth. To the extent that we are able to hire additional consulting staff and deploy them against funded backlog, we generally recognize increased revenue. Total backlog increased by 8.7% from September 30, 2015 to September 30, 2016. Additions to funded backlog during the twelve months ended September 30, 2016 totaled $5.6 billion in comparison to $5.2 billion for the comparable period, as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options. We report internally on our backlog on a monthly basis and review backlog upon occurrence of certain events to determine if any adjustments are necessary.
We cannot predict with any certainty the portion of our backlog that we expect to recognize as revenue in any future period and we cannot guarantee that we will recognize any revenue from our backlog. The primary risks that could affect our ability to recognize such revenue on a timely basis or at all are: program schedule changes, contract modifications, and our ability to assimilate and deploy new consulting staff against funded backlog; cost cutting initiatives and other efforts to reduce U.S. government spending, which could reduce or delay funding for orders for services; and delayed funding of our contracts due to delays in the completion of the U.S. government's budgeting process and the use of continuing resolutions by the U.S. government to fund its operations. Funded backlog includes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the funded backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a pre-determined expiration date such as the end of the U.S. government's fiscal year. The revenue value of orders included in funded backlog that has not been recognized as revenue due to period of performance expirations has not exceeded approximately 7.9% of funded backlog as of the end of any of the four fiscal quarters preceding the fiscal quarter ended September 30, 2016. In our recent experience, none of the following additional risks have had a material negative effect on our ability to realize revenue from our funded backlog: the unilateral right of the U.S. government to cancel multi-year contracts and related orders or to terminate existing contracts for convenience or default; in the case of unfunded backlog, the potential that funding will not be made available; and, in the case of priced options, the risk that our clients will not exercise their options.
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
Other recent accounting pronouncements issued by the FASB during the six months ended September 30, 2016 and through the filing date did not or are not believed by management to have a material impact on the Company's present or historical condensed consolidated financial statements.

Results of Operations
The following table sets forth items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Percent	Six Months Ended September 30,		Percent
	2016	2015	Change	2016	2015	Change
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
	(In thousands)			(In thousands)
Revenue	$1,394,853	$1,322,154	5.5%	$2,817,575	$2,673,758	5.4%
Operating costs and expenses:
Cost of revenue	658,068	626,155	5.1%	1,315,022	1,269,187	3.6%
Billable expenses	409,991	363,690	12.7%	842,256	742,340	13.5%
General and administrative expenses	194,456	208,141	(6.6)%	384,157	396,802	(3.2)%
Depreciation and amortization	14,677	15,352	(4.4)%	29,178	30,469	(4.2)%
Total operating costs and expenses	1,277,192	1,213,338	5.3%	2,570,613	2,438,798	5.4%
Operating income	117,661	108,816	8.1%	246,962	234,960	5.1%
Interest expense	(14,753)	(17,685)	(16.6)%	(32,581)	(35,175)	(7.4)%
Other, net	(5,161)	(178)	2,799.4%	(3,270)	(246)	1,229.3%
Income before income taxes	97,747	90,953	7.5%	211,111	199,539	5.8%
Income tax expense	34,917	34,737	0.5%	80,464	79,017	1.8%
Net income	$62,830	$56,216	11.8%	$130,647	$120,522	8.4%

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Revenue
Revenue increased to $1,394.9 million from $1,322.2 million, or a 5.5% increase, primarily driven by increases in client staff headcount and staff billability, and therefore direct labor, to meet increased client demand. During the period, there was also an increase in billable expenses due to increased use of subcontractors on contracts, which includes the impact of an increase in small business procurement goals set by the government. In addition, contracts which require the Company to incur direct expenses on behalf of our clients increased over the prior year period.
Cost of Revenue
Cost of revenue increased to $658.1 million from $626.2 million, or a 5.1% increase. The increase was primarily due to an increase in salaries and salary-related benefits of $22.8 million. The increase was primarily due to an increase in consulting staff headcount, general market salary increases, and consulting staff spending more time on direct contract activities. Cost of revenue as a percentage of revenue was 47.2% and 47.4% for the three months ended September 30, 2016 and 2015, respectively.
Billable Expenses
Billable expenses increased to $410.0 million from $363.7 million, or a 12.7% increase. The overall increase was primarily attributable to an increase in small business procurement goals set by the government which required the Company to utilize more subcontractors in the current year. In addition, contracts which require the Company to incur direct expenses on behalf of our clients has increased over the prior year period. Billable expenses as a percentage of revenue were 29.4% and 27.5% for the three months ended September 30, 2016 and 2015, respectively.

General and Administrative Expenses
General and administrative expenses decreased to $194.5 million from $208.1 million, or a 6.6% decrease. The overall decrease was primarily due to decreases in salary and salary related benefits of $4.4 million and other indirect business related expenses of $9.9 million, due primarily to consulting staff spending more time on direct contract activities and the Company's efforts to limit spending. This was partially offset by costs incurred due to the Company's July 2016 debt refinancing transaction. General and administrative expenses as a percentage of revenue were 13.9% and 15.7% for the three months ended September 30, 2016 and 2015, respectively.
Depreciation and Amortization
Depreciation and amortization decreased to $14.7 million from $15.4 million, or a 4.4% decrease, primarily due to a decrease in depreciation expense resulting from the effect of lower capital expenditures in recent years.
Interest Expense
Interest expense decreased to $14.8 million from $17.7 million, or a 16.6% decrease, primarily as a result of the Third Amendment to the Credit Agreement consummated in July 2016, which reduced interest expense for the three months ended September 30, 2016 as compared to September 30, 2015.
Income Tax Expense
Income tax expense increased to $34.9 million from $34.7 million, or a 0.5% increase, primarily due to an increase in pre-tax income partially offset by a decrease in the effective tax rate due to the recognition of certain federal and state tax credits for which the Company qualified.

Six Months Ended September 30, 2016 Compared to Six Months Ended September 30, 2015
Revenue
Revenue increased to $2,817.6 million from $2,673.8 million, or a 5.4% increase primarily driven by increases in client staff headcount and staff billability, and therefore direct labor, to meet increased client demand. During the period, there was also an increase in billable expenses due to increased use of subcontractors on contracts, which includes the impact of an increase in small business procurement goals set by the government. In addition, contracts which require the Company to incur direct expenses on behalf of our clients increased over the prior year period.
Cost of Revenue
Cost of revenue increased to $1,315.0 million from $1,269.2 million, or a 3.6% increase. The increase was primarily due to an increase in salaries and salary-related benefits of $36.0 million. The increase was primarily due to general market salary increases as well as consulting staff spending more time on direct contract activities. Cost of revenue as a percentage of revenue was 46.7% and 47.5% for the six months ended September 30, 2016 and 2015, respectively.
Billable Expenses
Billable expenses increased to $842.3 million from $742.3 million, or a 13.5% increase. The overall increase was primarily attributable to an increase in small business procurement goals set by the government which required the Company to utilize more subcontractors in the current year. In addition, contracts which require the Company to incur direct expenses on behalf of our clients has increased over the prior year period. Billable expenses as a percentage of revenue were 29.9% and 27.8% for the six months ended September 30, 2016 and 2015, respectively.
General and Administrative Expenses
General and administrative expenses decreased to $384.2 million from $396.8 million, or a 3.2% decrease. The decrease was primarily due to a decrease in salary and salary related benefits of $5.6 million and a decrease in other indirect business related expenses of $4.8 million, due primarily to consulting staff spending more time on direct contract activities, and the Company's efforts to limit spending. General and administrative expenses as a percentage of revenue were 13.6% and 14.8% for the six months ended September 30, 2016 and 2015, respectively.
Depreciation and Amortization
Depreciation and amortization decreased to $29.2 million from $30.5 million, or a 4.2% decrease, primarily due to a decrease in depreciation expense resulting from the effect of lower capital expenditures in recent years.
Interest Expense

Interest expense decreased to $32.6 million from $35.2 million, or a 7.4% decrease, primarily as a result of the Third Amendment to the Credit Agreement consummated in July 2016 which reduced interest expense for the six months ended September 30, 2016 as compared to September 30, 2015.
Income Tax Expense
Income tax expense increased to $80.5 million from $79.0 million, or a 1.8% increase. This increase was primarily due to an increase in pre-tax income partially offset by a decrease in the effective tax rate. The effective tax rate decreased to 38.1% from 39.6% primarily due to the recognition of certain federal and state tax credits for which the company qualified.

Liquidity and Indebtedness
The following table presents selected financial information as of September 30, 2016 and March 31, 2016 and for the first six months of fiscal 2017 and 2016:

	September 30, 2016	March 31, 2016
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$307,223	$187,529
Total debt	1,563,117	1,597,261

	Six Months Ended September 30,
	2016	2015
	(Unaudited)	(Unaudited)
	(In thousands)
Net cash provided by operating activities	$217,083	$88,687
Net cash used in investing activities	(15,344)	(30,562)
Net cash used in financing activities	(82,045)	(77,941)
Total increase (decrease) in cash and cash equivalents	$119,694	$(19,816)
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
Accounts receivable is the principal component of our working capital and is generally driven by revenue growth with other short-term fluctuations such as the payment practices of our clients, and the government's authorization to bill for indirect rates that have not yet been settled. Our accounts receivable reflect amounts billed to our clients as of each balance sheet date. Our clients generally pay our invoices within 30 days of the invoice date. At any month-end, we also include in accounts receivable the revenue that was recognized in the preceding month, which is generally billed early in the following month. Finally, we include in accounts receivable amounts related to revenue accrued in excess of amounts billed, primarily on our fixed-price and cost-plus-award-fee contracts. The total amount of our accounts receivable can vary significantly over time, but is generally sensitive to revenue levels. Total accounts receivable (billed and unbilled combined, net of allowance for doubtful accounts) days sales outstanding or DSO, which we calculate by dividing total accounts receivable by revenue per day during the relevant fiscal quarter, was 62 as of September 30, 2016 and 60 as of March 31, 2016.
Net Cash from Operating Activities
Net cash from operations is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from clients in a timely manner, and our ability to manage our vendor payments. Net cash provided by operations was $217.1 million in the six months ended September 30, 2016 compared to $88.7 million in the prior year period, or a 144.8% increase. This was primarily due to revenue growth which drove increased receivables which in turn were collected in a timely manner, as well as a decline in indirect spending which resulted in a reduction in working capital needs. In addition the Company benefited from a reduction in the required tax payments in the six months ended September 30, 2016 as compared to the prior year period.
Net Cash from Investing Activities
Net cash used in investing activities was $15.3 million in the six months ended September 30, 2016 compared to $30.6 million in the prior year period, or a 49.8% decrease. The decrease in net cash used in investing activities was due to a decrease in capital expenditures over the prior year primarily related to the timing of the leasehold improvements related to the reconfiguration of our facilities footprint.
Net Cash from Financing Activities
Net cash used in financing activities was $82.0 million in the six months ended September 30, 2016 compared to $77.9 million in the prior year period, or a 5.3% increase. In the first quarter of fiscal 2016 the Company repurchased 1.2 million shares of our Class A Common Stock for $30.5 million on the open market with no similar transaction occurring in the first quarter of fiscal 2017. In the second quarter of fiscal 2017, the Company repurchased 75,221 shares of our Class A Common Stock for $2.3 million on the open market. Conversely, as a result of the Third Amendment to the Credit Agreement consummated on July 13, 2016 there was an increase of debt payments net of proceeds of $20.5 million. Cash dividends paid as compared to the prior year period also increased $6.5 million.
Dividends and Share Repurchases
The following table summarizes the cash distributions recognized in the condensed consolidated statement of cash flows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Recurring dividends (1)	$22,440	$19,217	$44,789	$38,269
Dividend equivalents (2)	—	—	2,157	3,593
Total distributions	$22,440	$19,217	$46,946	$41,862
(1) Amounts represent recurring dividends of $0.15 per share and $0.13 per share that were declared and paid during the first and second quarters of fiscal 2017 and fiscal 2016, respectively.
(2) Dividend equivalents are distributions made to option holders equal to the previously declared special dividends.
On  November 2, 2016, the Company announced a regular quarterly cash dividend in the amount of $0.15 per share, payable on November 30, 2016 to stockholders of record on November 10, 2016.

On December 12, 2011, the Board of Directors authorized the repurchase of up to $30.0 million of our shares. On January 27, 2015, the share repurchase authorization was increased to $180.0 million. The Company currently has $69.4 million remaining under the repurchase program. Any determination to pursue one or more of the above alternative uses for excess cash is subject to the discretion of our Board of Directors, and will depend upon various factors, including our results of operations, financial condition, liquidity requirements, restrictions that may be imposed by applicable law, our contracts, and our senior secured credit agreement, as amended, and other factors deemed relevant by our Board of Directors.
Indebtedness
On July 13, 2016, Booz Allen Hamilton, Booz Allen Hamilton Investor Corporation, and certain wholly-owned subsidiaries of Booz Allen Hamilton entered into the Third Amendment (the "Third Amendment") to the Credit Agreement (the "Credit Agreement"), whereby Booz Allen Hamilton borrowed approximately $441 million of additional Term Loan A, with such funds used to pay off a portion of the outstanding principal of the Term Loan B facility. Under the Third Amendment, the interest rate on borrowings under Term Loan A was reduced to LIBOR plus a spread that ranges from 1.50% to 2.25% based on Booz Allen Hamilton's total leverage ratio. The revolving credit facility margin was reduced to LIBOR plus a spread that ranges from 1.50% to 2.25% based on Booz Allen Hamilton's total leverage ratio, and the revolving credit facility commitment fee was reduced to a spread ranging from 0.300% to 0.400%. The interest rate for borrowings under Term Loan B was reduced to LIBOR plus 2.75% with no LIBOR floor, with a spread that ranged from 1.75% to 2.75% based upon either an ABR or LIBOR borrowing.
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
Booz Allen Hamilton occasionally borrows under our revolving credit facility in anticipation of cash demands. During the first and second quarters of fiscal 2017, Booz Allen Hamilton accessed a total of $185.0 million of its $500.0 million revolving credit facility. As of September 30, 2016 there were no amounts outstanding on the revolving credit facility. As of March 31, 2016, there was $35.0 million outstanding on the revolving credit facility.
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
As of September 30, 2016 and March 31, 2016, we were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that totaled $7.3 million and $6.6 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At September 30, 2016 and March 31, 2016, approximately $1.7 million and $1.8 million, respectively, of these instruments reduce the available borrowings under the revolving credit facility. The remainder was guaranteed under a separate $10.0 million facility established in fiscal 2016 of which $4.4 million and $5.2 million, respectively, was available to us at September 30, 2016 and March 31, 2016. As of September 30, 2016, we had $498.3 million of capacity available for additional borrowings under the revolving credit facility.
Based on the terms of the Third Amendment, the Company expects approximately $5 million to $10 million of interest expense savings during fiscal 2017, subject to future LIBOR movements. The Company accelerated the amortization of ratable portions of the debt issuance costs and original issue discount that did not qualify for deferral of $5.5 million. These expenses are reflected in other expense, net in the three and six months ended September 30, 2016. Furthermore, the Company expensed third party debt issuance costs and creditor fees of $3.4 million that did not qualify for deferral and will be reflected in general and administrative costs in the three and six months ended September 30, 2016.
The loans under the Credit Agreement, as amended, are secured by substantially all of our assets and none of such assets will be available to satisfy the claims of our general creditors. The Credit Agreement, as amended, contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following, in each case subject to certain exceptions: a maximum net total leverage ratio; a minimum net interest coverage ratio; limitations on indebtedness and liens; mergers, consolidations or amalgamations, or liquidations, wind-ups or dissolutions; dispositions of property; restricted payments; investments; transactions with affiliates; sale and lease back transactions; change in fiscal periods; negative pledges; restrictive agreements; limitations on line of business; limitations on speculative hedging and limitations on changes of names and jurisdictions. In addition, we are required to meet certain financial covenants at each quarter end, namely Consolidated Net Total Leverage and Consolidated Net Interest Coverage Ratios. As of September 30, 2016, we were compliant with these covenants.

Capital Structure and Resources
Our stockholders’ equity amounted to $516.3 million as of September 30, 2016, an increase of $107.8 million compared to stockholders’ equity of $408.5 million as of March 31, 2016. The increase is primarily due to net income of $130.6 million in the six months ended September 30, 2016, stock-based compensation expense of $10.6 million, and stock option exercises of $6.8 million, partially offset by $44.8 million in recurring dividend payments and a $6.9 million increase in treasury stock resulting from the repurchase of shares of our Class A Common Stock during the six months ended September 30, 2016.
Off-Balance Sheet Arrangements
As of September 30, 2016, we did not have any off-balance sheet arrangements.
Capital Expenditures
Since we do not own any of our facilities, our capital expenditure requirements primarily relate to the purchase of computers, business systems, furniture, and leasehold improvements to support our operations. Direct facility and equipment costs billed to clients are not treated as capital expenses. Our capital expenditures for the six months ended September 30, 2016 and 2015 were $15.1 million and $29.6 million, respectively, and the majority of such capital expenditures related to facilities infrastructure, equipment, and information technology. Expenditures for facilities infrastructure and equipment are generally incurred to support new and existing programs across our business. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure.
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
These risks and other factors include: cost cutting and efficiency initiatives, budget reductions, Congressionally mandated automatic spending cuts, and other efforts to reduce U.S. government spending, including automatic sequestration required by the Budget Control Act of 2011 (as amended by the American Taxpayer Relief Act of 2012 and the Bipartisan Budget Act of 2013 and the Bipartisan Budget Act of 2015)), which have reduced and delayed contract awards and funding for orders for services especially in the current political environment or otherwise negatively affect our ability to generate revenue under contract awards, including as a result of reduced staffing and hours of operation at U.S. government clients; delayed funding of our contracts due to uncertainty relating to and a possible failure of Congressional efforts to approve funding of the U.S. government beyond December 9, 2016 and to craft a long-term agreement on the U.S. government’s ability to incur indebtedness in excess of its current limits, or changes in the pattern or timing of government funding and spending (including those resulting from or related to cuts associated with sequestration or other budgetary cuts made in lieu of sequestration); current and continued uncertainty around the timing, extent, nature, and effect of ongoing Congressional and other U.S. government action to address budgetary constraints, including, but not limited to, uncertainty around the outcome of Congressional efforts to craft a long-term agreement on the U.S. government’s ability to incur indebtedness in excess of its current limits, and the U.S. deficit; any issue that compromises our relationships with the U.S. government or damages our professional reputation, including negative publicity concerning government contractors in general or us in particular; changes in U.S. government spending, including a continuation of efforts by the U.S. government to decrease spending for management support service contracts, and mission priorities that shift expenditures away from agencies or programs that we support; the size of our addressable markets and the amount of U.S. government spending on private contractors; failure to comply with numerous laws and regulations; our ability to compete effectively in the competitive bidding process and delays or losses of contract awards caused by competitors' protests of major contract awards received by us; the loss of General Services Administration Multiple Award schedule contracts, or GSA schedules, or our position as prime contractor on government-wide acquisition contract vehicles, or GWACs; changes in the mix of our contracts and our ability to accurately estimate or otherwise recover expenses, time, and resources for our contracts; our ability to generate revenue under certain of our contracts; our ability to realize the full value of and replenish our backlog and the timing of our receipt of revenue under contracts included in backlog; changes in estimates used in recognizing revenue; an inability to attract, train, or retain employees with the requisite skills, experience, and security clearances; an inability to hire, assimilate, and deploy enough employees to serve our clients under existing contracts; an inability to timely and effectively utilize our employees; failure by us or our employees to obtain and maintain necessary security clearances; the loss of members of senior management or failure to develop new leaders; misconduct or other improper activities from our employees or subcontractors, including the improper use or release of our clients' sensitive or classified information; increased insourcing by various U.S. government agencies due to changes in the definition of “inherently governmental” work, including proposals to limit contractor access to sensitive or classified information and work assignments; increased competition from other companies in our industry; failure to maintain strong relationships with other contractors; inherent uncertainties and potential adverse developments in legal or regulatory proceedings, including litigation, audits, reviews, and investigations, which may result in materially adverse judgments, settlements, withheld payments, penalties, or other unfavorable outcomes including debarment, as well as disputes over the availability of insurance or indemnification; continued efforts to change how the U.S. government reimburses compensation related and other expenses or otherwise limit such reimbursements, including recent rules that expand the scope of existing reimbursement limitations, such as a reduction in allowable annual employee compensation to certain contractors as a result of the Bipartisan Budget Act of 2013, and an increased risk of compensation being deemed unallowable or payments being withheld as a result of U.S. government audit, review or investigation; internal system or service failures and security breaches, including, but not limited to, those resulting from external cyber attacks on our network and internal systems; risks related to changes to our operating structure, capabilities, or strategy intended to address client needs, grow our business or respond to market developments; risks associated with new relationships, clients, capabilities, and service offerings in our U.S. and international businesses; failure to comply with special U.S. government laws and regulations relating to our international operations; risks related to our indebtedness and credit facilities which contain financial and operating covenants; the adoption by the U.S. government of new laws, rules, and regulations, such as those relating to organizational conflicts of interest issues or limits; risks related to completed and future acquisitions, including our ability to realize the expected benefits from such acquisitions; an inability to utilize existing or future tax benefits, including those related to our stock-based compensation expense, for any reason, including a change in law; variable purchasing patterns under U.S. government GSA schedules, blanket purchase agreements and indefinite delivery, indefinite quantity, or ID/IQ, contracts; and other risks and factors described in Part II, “Item 1A. Risk Factors” and elsewhere in this Quarterly Report.
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
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of September 30, 2016 and March 31, 2016, there were no material amounts accrued in the condensed consolidated financial statements related to these proceedings.
Six former officers and stockholders who had departed the company prior to the Acquisition have filed a total of nine suits in various jurisdictions, with original filing dates ranging from July 3, 2008 through December 15, 2009, against us and certain of our current and former directors and officers. Three of these suits were amended on July 2, 2010 and then further amended into one consolidated complaint on September 7, 2010. Another two of the original nine suits were consolidated into one complaint on September 24, 2014. Each of the suits arises out of the Acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the Acquisition. Some of the suits also allege that the acquisition price paid to stockholders was insufficient. The various suits assert claims for breach of contract, tortious interference with contract, breach of fiduciary duty, civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations, violations of the Employee Retirement Income Security Act, or ERISA, and/or securities and common law fraud. Three of these suits have been dismissed with all appeals exhausted. The two suits that were consolidated into one action on September 24, 2014 were settled on April 16, 2015. One of the remaining suits has been dismissed by the United States District Court for the Southern District of California and such dismissal was upheld by the United States Court of Appeals for the Ninth Circuit. On September 29, 2016, we received notice that the plaintiff in this suit filed a Petition for Writ of Certiorari to the United States Supreme Court. The other three remaining suits that were previously consolidated on September 7, 2010 have been dismissed by the United States District Court for the Southern District of New York and are on appeal before the United States Court of Appeals for the Second Circuit. The aggregate alleged damages sought in these four remaining suits is approximately $291.7 million (which is sought to be trebled pursuant to RICO), plus punitive damages, costs, and fees. Although the outcome of any of these cases is inherently uncertain and may be materially adverse, based on current information, we do not expect them to have a material adverse effect on our financial condition and results of operations.

Item 1A.	Risk Factors
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 filed with the Securities and Exchange Commission on May 19, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table shows the share repurchase activity for each of the three months in the quarter ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2016	—	—	—	$71,670,717
August 2016	75,221	30.40	75,221	$69,425,698
September 2016	—	—	—	$69,425,698
Total	75,221		75,221

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

101
The following materials from Booz Allen Hamilton Holding Corporation’s Quarterly Report on Form 10-Q for the three months ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2016 and March 31, 2016; (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2016 and 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2016 and 2015; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2016 and 2015; and (v) Notes to Condensed Consolidated Financial Statements.

___________________________________

*	Filed electronically herewith.
† Management contract or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Booz Allen Hamilton Holding Corporation
Registrant

Date: November 2, 2016	By:	/s/ Lloyd W. Howell, Jr.
Lloyd W. Howell, Jr. Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)