Form 10-K
period 2017-03-31
Booz Allen Hamilton Holding Corp
filed 2017-05-22
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-K
 ___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2017

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”,“smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of September 30, 2016, the market value of the voting and non-voting common equity held by non-affiliates based on the closing price as of that day was $4,574,607,371.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of May 18, 2017
Class A Common Stock	147,920,835
Class B Non-Voting Common Stock	—
Class C Restricted Common Stock	—
Class E Special Voting Common Stock	—

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders scheduled for August 3, 2017 are incorporated by reference into Part III.

INTRODUCTORY NOTE
Unless the context otherwise indicates or requires, as used in this Annual Report on Form 10-K for the fiscal year ended March 31, 2017 references to: (i) “we,” “us,” “our” or our “company” refer to Booz Allen Hamilton Holding Corporation, its consolidated subsidiaries and predecessors; (ii) “Booz Allen Holding” refers to Booz Allen Hamilton Holding Corporation exclusive of its subsidiaries; (iii) “Booz Allen Investor” refers to Booz Allen Hamilton Investor Corporation, a wholly-owned subsidiary of Booz Allen Holding; (iv) “Booz Allen Hamilton” refers to Booz Allen Hamilton Inc., our primary operating company and a wholly-owned subsidiary of Booz Allen Holding; and (v) “fiscal,” when used in reference to any twelve-month period ended March 31, refers to our fiscal years ended March 31. Unless otherwise indicated, information contained in this Annual Report is as of March 31, 2017. We have made rounding adjustments to reach some of the figures included in this Annual Report and, unless otherwise indicated, percentages presented in this Annual Report are approximate.
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

•
delayed funding of our contracts due to uncertainty relating to and a possible failure of Congressional efforts to approve funding of the U.S. government and to craft a long-term agreement on the U.S. government’s ability to incur indebtedness in excess of its current limits, or changes in the pattern or timing of government funding and spending (including those resulting from or related to cuts associated with sequestration or other budgetary cuts made in lieu of sequestration);

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

•	U.S government shutdowns due to, among other reasons, a failure by elected officials to fund the government;

•	the size of our addressable markets and the amount of U.S. government spending on private contractors;

•	failure to comply with numerous laws and regulations;

•	our ability to compete effectively in the competitive bidding process and delays or losses of contract awards caused by competitors’ protests of major contract awards received by us;

•	the loss of General Services Administration Multiple Award schedule contracts, or GSA schedules, or our position as prime contractor on government-wide acquisition contract vehicles, or GWACs;

•	changes in the mix of our contracts and our ability to accurately estimate or otherwise recover expenses, time, and resources for our contracts;

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

•	our ability to generate revenue under certain of our contracts;

•	our ability to realize the full value of and replenish our backlog and the timing of our receipt of revenue under contracts included in backlog;

•	changes in estimates used in recognizing revenue;

•	an inability to attract, train, or retain employees with the requisite skills, experience, and security clearances;

•	an inability to hire, assimilate, and deploy enough employees to serve our clients under existing contracts;

•	an inability to timely and effectively utilize our employees; or manage our cost structure

•	failure by us or our employees to obtain and maintain necessary security clearances;

•	the loss of members of senior management or failure to develop new leaders;

•	misconduct or other improper activities from our employees or subcontractors, including the improper use or release of our clients’ sensitive or classified information;

•
increased insourcing by various U.S. government agencies due to changes in the definition of “inherently governmental” work, including proposals to limit contractor access to sensitive or classified information and work assignments;

•	increased competition from other companies in our industry;

•
failure to maintain strong relationships with other contractors; or the failure of contractors with which we have entered into a sub- or prime- contractor relationship to meet their obligations to us or our clients;

•
inherent uncertainties and potential adverse developments in legal or regulatory proceedings, including litigation, audits, reviews, and investigations, which may result in materially adverse judgments, settlements, withheld payments, penalties, or other unfavorable outcomes including debarment, as well as disputes over the availability of insurance or indemnification;

•	internal system or service failures and security breaches, including, but not limited to, those resulting from external cyber attacks on our network and internal systems;

•	risks related to changes to our operating structure, capabilities, or strategy intended to address client needs, grow our business or respond to market developments;

•	risks associated with new relationships, clients, capabilities, and service offerings in our U.S. and international businesses;

•	failure to comply with special U.S. government laws and regulations relating to our international operations;

•	risks related to our indebtedness and credit facilities which contain financial and operating covenants;

•	the adoption by the U.S. government of new laws, rules, and regulations, such as those relating to organizational conflicts of interest issues or limits;

•	risks related to completed and future acquisitions, including our ability to realize the expected benefits from such acquisitions;

•	an inability to utilize existing or future tax benefits, including those related to our stock-based compensation expense, for any reason, including a change in law;

•	variable purchasing patterns under U.S. government GSA schedules, blanket purchase agreements and indefinite delivery, indefinite quantity, or IDIQ, contracts; and

•	other risks and factors listed under “Item 1A. Risk Factors” and elsewhere in this Annual Report.
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
Overview
For more than one hundred years, business, government, and military leaders have turned to Booz Allen Hamilton to solve their most complex problems. A values-driven organization with a guiding purpose to empower people to change the world, we remain focused on providing long-term solutions to our clients' emerging and ever-changing challenges. Our people are passionate about their service to our clients and their missions and the communities in which we live and work. This is our heritage, and it is as true today as when the company was founded in 1914.
A collaborative culture is an integral part of our unique operating model, which encourages our people to bring a diversity of ideas and talent to every client engagement. Building on our legacy of passionate client service and guided by our comprehensive Vision 2020 strategy, we are blending deep expertise in management consulting with advanced technical capabilities to deliver powerful solutions. By investing in markets, capabilities, and talent and building new business models, including ventures, partnerships, and product offerings, we believe we are creating sustainable quality growth for the company.
Through our dedication to our clients' missions, and a commitment to evolving our business to address client needs, we have longstanding and deep relationships with our clients, some more than 75 years. We support critical missions for a diverse base of federal government clients, including nearly all of the U.S. government's cabinet-level departments, as well as increasingly for top-tier commercial and international clients. We support these clients by helping them tackle their most complex and pressing challenges such as protecting soldiers in combat and supporting their families, advancing cyber capabilities, keeping our national infrastructure secure, enabling and enhancing digital services, transforming the healthcare system, and improving governmental efficiency to achieve better outcomes. Our U.S. commercial clients are primarily in the financial services, healthcare and life sciences, energy, high-tech manufacturing, retail, and automotive industries. Our international clients are primarily in the Middle East, along with a growing presence in Southeast Asia.
History and Corporate Structure
We were founded in 1914 by Edwin Booz, one of the pioneers of management consulting. In 1940, we began serving the U.S. government by advising the Secretary of the Navy in preparation for World War II. As the needs of our clients have grown more complex, we have expanded beyond our management consulting foundation to develop deep expertise in the fields of analytics, digital solutions, engineering and cyber.
We are organized and operate as a corporation, but sometimes use the term “partner” to refer to our Chief Executive Officer and our Senior and Executive Vice Presidents. The use of the term “partner” reflects our collaborative culture, and is not meant to imply that we operate our company as, or have any intention to create a legal entity that is, a partnership.
Booz Allen Holding was incorporated in Delaware in May 2008 to serve as the top-level holding company for the consolidated Booz Allen Hamilton U.S. government consulting business. On July 31, 2008, Booz Allen Hamilton completed the separation of its U.S. government consulting business from its legacy commercial and international consulting business, the spin-off of the commercial and international business, and the sale of 100% of its outstanding common stock to Booz Allen Holding, which was majority owned by The Carlyle Group and certain of its affiliated investment funds, or Carlyle. Our company is a corporation that is the successor to the U.S. government consulting business of Booz Allen Hamilton following the separation. The aforementioned transactions are referred to in this Annual Report as the acquisition. Between 2013 and 2016, we registered the offering and sale of common stock by Carlyle, and on December 6, 2016, Carlyle disposed of its remaining shares of the Company's Class A Common Stock in a registered secondary offering.
Our Institution and Operating Model
We operate as a single profit/loss center with a single bonus pool for partners, vice presidents, principals, and senior associates. Our unique operating model is designed to encourage collaboration allowing us to bring a mix of the best talent to every client engagement and our partnership-style culture is designed to provide operational flexibility necessary to quickly mobilize people and capabilities in order to react to market changes faster than our competitors. As a result, we are able to go to market as a whole firm rather than as a collection of individual competing business units or profit centers. Our operating model also encourages and enables continuous investment in the right markets, capabilities, and talent to position the company for further growth by anticipating what government and commercial clients will need next.
Across all markets, we address our clients’ complex and evolving needs by deploying teams of staff with a combination of deep mission understanding, market-leading functional capabilities, consulting talent, and true technical and engineering expertise. Our multifaceted client-facing teams, which are fundamental to our differentiated value proposition, better position us to create market-relevant growth strategies and plan for and meet current, future, and prospective market needs, and help us identify and deliver against diverse client needs in a more agile manner. Our significant win rates during fiscal 2017 on new and re-competed contracts of 62% and 90%, respectively, as compared to 62% and 88%, respectively, in fiscal 2016 demonstrate the strength of this approach.
Our People
Our ability to deliver lasting value and results to our clients has always been, and continues to be, a product of the strong character, deep expertise and tremendous passion of our people. Our talent base of approximately 23,300 employees endeavor to solve problems that matter by making clients' missions their own, combining decades of consulting and domain expertise with functional expertise in areas such as analytics, digital solutions, engineering, and cyber. Our talented people are supported by a culture of innovation and inclusion.
Our people at a glance:

•	82 partners

•	Nearly 30% of the workforce are veterans, including 21 partners

•	Approximately 84% of the workforce hold bachelor's degrees; approximately 41% hold master's degrees; and approximately 3% hold doctoral degrees

•	Approximately 70% of the workforce hold security clearances
We attract and retain the best people by providing them with opportunities to grow and develop as they work on our clients' toughest challenges. This creates a virtuous circle because our employees know they are making a difference while growing their careers, which furthers their commitment to Booz Allen and makes them ambassadors for future talent. Booz Allen has always recognized the importance of its people and culture, and we continue to build on that strong legacy to provide growth and development to our talent.
We also push our thinking through a culture of innovation and foster this spirit through events, partnerships, programs, and tools that facilitate collaboration to tackle a common challenge or pitch new products and capabilities. It is the diversity of our employees that fuels this innovation - enhancing the way we work by bringing a wealth of experiences and expertise to any challenge. We celebrate difference in all forms, building an environment of inclusion regardless of ethnicity, religion, gender, sexual orientation, age or disability.
The importance we place on our people continues to receive external recognition. For the eighth consecutive year, Booz Allen has received a perfect score on the Corporate Equality Index (CEI), a national benchmarking survey on corporate policies and practices related to LGBT workplace equality administered by the Human Rights Campaign Foundation. In addition, for the second year in a row, Booz Allen received a perfect score on the 2016 Disability Equality Index (DEI), and has been named a "Best Place to Work" by the DEI. Our people are ranked by Vault.com as #1 in public sector consulting, and the company has been named by Fortune as one of the World's Most Admired Companies and by Forbes as one of the Top Employers for Veterans and as one of the best Management Consulting Firms for 2017. We have also been honored with the Alliance for Workplace Excellence Award, the Military Times' Best Employers for Vets, and Working Mother's Best Companies Hall of Fame. Our employees are also recognized for their excellence by Black Engineers, and Women Worth Watching.
Beyond their client work, our people demonstrate passionate service in their commitment to our country, military, and communities. For more than a decade, Booz Allen has mentored young innovators through the nonprofit FIRST® LEGO® League Expo. Our multifaceted support and commitment to helping FIRST grow in the U.S. and abroad led to Booz Allen being named a FIRST Strategic Partner, one of only 21 organizations to achieve such recognition. Additionally, in an effort to increase the number of women and minorities employed in Science, Technology, Engineering & Math (STEM) fields, Booz Allen's STEM Girls 4 Social Good (SG4SG) initiative, which is now in its second year, aims to bridge the talent gap in these growing fields with a cascading mentorship model designed to attract more girls and retain more women in STEM.
Purpose and Values. As one of the first organizations in the United States to adopt a formal code of business ethics, we have always believed that doing what's right and holding ourselves and others accountable is the only way to do business. Our people are drawn by our purpose to "empower people to change the world" and live our values:
•Ferocious Integrity: Do right; hold ourselves accountable
•Unflinching Courage: Speak truth to power; maintain convictions; bring bold thinking

•Passionate Service: Embrace the mission; build community through generosity; make meaningful connections; listen and act with empathy
•Collective Ingenuity: Find the biggest problem and solve it; be resourceful and creative; seek to make the biggest difference; harness the power of diversity; be devoted to the team
•Champion's Heart: Crave being the best; bring joy to the pursuit; learn from failure; compete with passion
Service Offerings
Our service offerings, supported by skilled technical staff, drive our capabilities and capacity to meet market demand. We offer our clients a range of technological capabilities that have had an enduring impact for our clients, our people, and the communities where we live and work.
Our service offerings:

•
Consulting focuses on the talent and expertise needed to solve client problems and develop mission-oriented solutions for specific domains, business strategies, human capital, and operations through new and innovative approaches. We help clients boost organizational performance, deploy new technologies in smart ways, and change and streamline processes to achieve better outcomes. Component capabilities include:

◦
Our Acquisition, Program Management, and Logistics experts help clients imagine, implement, and deliver a wide range of operational programs including those related to acquisition and contracts, supplier, and budget management.

◦
Our Human Capital and Learning experts help clients address workforce and leadership challenges in a resource-constrained environment through a wide range of strategy and transformation expertise. We design, develop, and deliver instructional classroom and online learning programs for all levels within a client's organization.

◦
Our Management Consultants build on our 100-year consulting heritage with experience and expertise in strategy development, organizational design, efficiency, transformation, strategic communications, and Wargaming. Our consultants respond to the demands of today's data-driven digital economy with knowledge management strategies, process improvement tools, and organization design insights.

•
Analytics focuses on delivering transformational solutions in the traditional areas of decision analytics (including operations research and cost estimation), intelligence analysis (including all source analysis) and tradecraft, as well as new or emerging areas such as data science and machine intelligence. We pioneer new approaches in data science and machine-intelligence, draft industry-defining publications, and introduce transformative products to the market. Component capabilities include:

◦
Our Decision Analysts help clients make informed choices to maximize performance at an appropriate cost, while delivering on schedule and minimizing risks. Our problem-solving techniques include simulation, mathematical optimization, queuing theory, and machine learning to improve decision making and efficiency.

◦
Our Data Scientists apply advanced analytic techniques such as data mining, text mining, statistical analysis, and predictive modeling, to extract meaning from data. We also create analytic tools that support end users by providing access to data, analytic outputs, and visualizations.

•
Digital Solutions combines social, mobile, advanced analytics, cloud, and internet-of-things strategies and technologies with modern techniques including user-centered design, and agile and DevOps methodologies. Through our many decades supporting the federal government, we blend in-depth mission understanding and digital technical expertise with a consultative approach. We develop, design, and implement powerful solutions, such as secure, scalable systems and software development services, to address the most complex challenges facing our clients. As a data-driven organization, we use advanced statistical processes to continually improve the overall quality of our software development work for clients. In July 2016, the firm was appraised at the highest industry benchmark for software quality (maturity level 5) from the Capability Maturity Model Integration (CMMI) Institute. Booz Allen is one of only 11 Fortune 500 companies to achieve this rating. Component capabilities include:

◦
Our Cloud experts help clients design cloud architecture solutions, select the data that is most applicable for storage in the cloud, develop analytical solutions to gain valuable insights from large data sets and then strategically use that knowledge to drive mission success, save money, and improve effectiveness.

◦
Our Software Developers and Systems Architects develop and implement small and large scale information technology applications, embedded systems, and mobile applications. We deliver expertise across an extensive list of programming languages applicable to traditional, cloud, mobile, and embedded applications. We employ traditional and agile development methods depending on the application.

◦	Our Digital Solutions Network taps into the collective creativity and innovation of our digital professionals to help clients modernize and transform their missions through the open integration and reuse of digital capabilities across the enterprise. Integrated teams work within the network's virtual construct of digital capabilities, partnerships, and modern agile and DevOps methodologies in digital hubs across the country. With a dynamic startup environment, each hub serves as a center of excellence for a specialized set of digital capabilities. For example, at our digital hub in
Charleston, SC, our people use scaled agile, DevOps and cloud development and management expertise to develop software solutions for health/Department of Veterans Affairs systems.

•
Engineering delivers in-depth technical solutions to our clients' most challenging problems with core capabilities in Command, Control, Communications, Computers, Intelligence, Surveillance and Reconnaissance (C4ISR), which are supported by our Systems Engineering & Integration and Sustainment Engineering functions. Our engineering capabilities include external industry standard certifications (e.g., ISO 90001 and AS9100). Component capabilities include:

◦
Our Engineers work in concert with technologists, policy experts, and management consultants to develop solutions to help solve some of the most pressing engineering and applied science issues facing federal defense and civilian agencies. We offer rapid prototyping, reverse engineering, systems engineering & integration, and applied engineering disciplines. We use design and manufacturing techniques to convert functional requirements into useable prototypes that can be deployed to test and confirm the requirements are met.

◦
Our experts in Networks & Information Technology Infrastructure (NITI) provide solutions in the areas of enterprise operations, network services and communications, data center operations, and data storage. We apply our NITI expertise to physical, virtualized, cloud, and hybrid form factors networks.

◦
Our Scientists use observation, hypothesis testing, measurement, experiment, simulations, and thought experiments to provide greater knowledge and solve product, facility, and systems challenges. We have a number of facilities and laboratories that are developing new methods of detection, designing and conducting research, and helping clients address mission challenges using a broad range of scientific disciplines.

•
Cyber focuses on prevention, detection, and cost effectiveness. Prevention includes methods of securing platforms and enterprises against cyber attacks, detection, is the instrumentation of networks to provide lead indicators of penetrations, and cost efficiency includes our integrated engineering capabilities. Our cyber capabilities are rooted in our decades of service to the U.S. federal intelligence community and today affords us the opportunity to maintain deep technical expertise in network security. We help clients understand the business value of cyber risk management as well as prepare for future cybersecurity needs with a lens toward efficiency and effectiveness. Component capabilities include:

◦
Our Cyber Security experts help clients anticipate threats to their networks and data, ensure their cyber posture is consistent with established best practices, and respond to cyber events. Additionally, we offer a broad range of engineering services including automatic compliance, cloud security, identity, and access management, insider threat, and network segmentation.

Innovation
Our innovation agenda is focused on developing transformative solutions that build lasting value for our clients. We are advancing and creating the infrastructure and mechanics for new and disruptive business models by enabling a vibrant innovation culture, and bringing a solutions mindset to our market place and sales force and building the company's presence and brand in the external innovation ecosystem. Our Solutions Studio is a gateway to the company's innovation agenda, combining market-prioritized needs with the company's capabilities and products. The Solutions Studio also enhances future revenue opportunities and accelerates solutions to clients.
Additionally, we are an essential partner in regional innovation communities all over the country. Through our Innovation Hub Network, we are physically co-locating, co-creating, mentoring, incubating, contributing, and investing with organizations in Boston, MA (the epicenter of the data science revolution), Austin, TX (the tech startup oasis); and

Seattle, WA to San Diego, CA (the corridor of venture capitalists and digital powerhouses), with new hubs in Herndon, VA, Laurel, MD, and Charleston, SC. We harness next-generation technologies being created in academic, startup, and big technology firms to imagine and incubate new offerings, solutions, and growth for the company.
In addition to our service offerings, Booz Allen is driving focused innovation in areas expected to create integrated capabilities, drive next generation expertise, and develop business over the long term. These innovation areas include:

•
Cyber Futures develops differentiated cyber solutions and disruptive business models to address emerging threats and vulnerabilities against clients’ emerging expanding digital enterprise, internet-of-things landscape, and connected platforms. Our solutions are based on our world-class cyber tradecraft, big data analytics, advanced engineering, and technology along with strategic alliances across the broader industrial ecosystem.

•
Data Solutions and Machine Intelligence offers cutting-edge analytics solutions across our entire client set. Using our large set of Data Science experts and products, we help clients use and think differently about their data to fundamentally transform the way they perform their missions and run their organizations. We are continuing to develop new capabilities in exciting areas such as quantum computing, machine intelligence, and computer vision, all of which have an opportunity to transform the way analysis is performed.

•
Directed Energy technologies use high-energy lasers or high-powered microwaves to efficiently disrupt or damage targets with non-kinetic, speed-of-light engagement. Through our Directed Energy business, we can help clients as a technology maturation agent, integrator, and solutions provider.

Our Long - Term Growth Strategy
Vision 2020 is a comprehensive strategy to transform Booz Allen and create sustainable quality growth for the company. Fiscal 2017 was the fourth year of implementing the strategy, but its design reaches back to before the government market began to contract in 2011-2012. We anticipated the market downturn and set in place a strategy that would allow us to emerge in a strong position vis-à-vis our competitors. Under Vision 2020, we are:

•	Moving closer to the center of our clients' core missions

•	Increasing the technical content of our work

•	Attracting and retaining superior talent in diverse areas of expertise

•	Leveraging innovation to deliver complex, differentiated, end-to-end solutions

•	Creating a broad network of external partners and alliances

•	Expanding into the commercial and international markets
The success of our strategy can be seen in:

•	Backlog growth, which achieved record levels during fiscal 2017

•	Headcount growth and a corresponding shift in our talent portfolio to more technical expertise in disciplines such as systems development, cyber, and analytics

•	Continued strong performance in the global commercial market

•
Execution against our capability focused acquisition strategy, most recently through the acquisition of digital service business eGov Holdings (d/b/a Aquilent) in January 2017 to enhance Booz Allen’s growing technology capabilities and talent base

We have won highly technical, mission-critical work across our federal government business because we bring differentiated offerings that meet our clients’ toughest challenges. To propel our success against our Vision 2020 long term strategy, we have implemented initiatives to drive innovation deeper into our markets, enhancing our ability to collaborate and achieve more for our clients, and differentiating Booz Allen in the talent market to enhance our ability to attract and retain the best and the brightest.
These initiatives are ultimately designed to accelerate revenue growth and move Booz Allen further toward our goal of delivering sustainable quality growth.
Our Clients
Booz Allen is committed to solving our clients' toughest challenges, and we work with a diverse base of public-and-private sector clients across a number of industries, in the U.S. and internationally.

Our clients call upon us to work on their hardest problems, such as delivering effective health care, protecting soldiers in combat and their families and keeping our national infrastructure secure. We are investing in markets, capabilities, and talent and are building new business models through strategic ventures, partnerships, and product offerings.
Our government clients include substantially all of the cabinet-level departments of the U.S government. We serve commercial clients across all industries, including some of the largest organizations in critical infrastructure sectors, such as financial services, energy, healthcare, and manufacturing, and we have a thriving portfolio of international clients in the Middle East and Southeast Asia.
A Large Addressable Market
We believe that the U.S government is the world's largest consumer of management and technology consulting services. The U.S. government's budget for its fiscal year ended September 30, 2016 was close to $3.9 trillion, excluding authorizations from Overseas Contingency Operations and supplemental funding for the Department of Defense. Of this amount, approximately $1.2 trillion was for discretionary budget authority, including $631 billion for the Department of Defense and intelligence community and $563 billion for civil agencies. Based on data from the Federal Procurement Data System, approximately $473 billion of the U.S. government's fiscal year 2016 discretionary outlays were non-intelligence agency funding-related products and services procured from private contractors. We estimate that $119.6 billion of the spending directed towards private contractors in U.S. government fiscal year 2016 was for management, technology, and engineering services, with $67.2 billion spent by the Department of Defense and $52.4 billion spent by civil agencies. The agencies of the U.S. intelligence community that we serve represent an additional market. These numbers also exclude a large addressable market for our services and capabilities in the global commercial markets where we have a modest but growing footprint.
During Booz Allen's fiscal 2017:

•	We derived 97% of our revenue from contracts where the end client was an agency or department of the U.S. government.

•	We delivered services under more than 4,820 contracts and task orders.

•	We derived 91% of our revenue in fiscal 2017 from engagements for which we acted as the prime contractor.

•	The single largest entity that we served in fiscal 2017 was the U.S. Army, which represented approximately 14% of our revenue in that period.
Selected Long-Term Client Relationships

Client (1)	Relationship Length (Years)
U.S. Navy	75+
U.S. Army	65+
Department of Energy	40+
U.S. Air Force	35+
National Security Agency	35+
Department of Homeland Security	35+
Federal Bureau of Investigation	25+
Department of Health and Human Services	20+
National Reconnaissance Office	20+
A U.S. intelligence agency	20+
Internal Revenue Service	20+

(1)	Includes predecessor organizations.
Defense and Intelligence Clients
We count among our many defense and intelligence clients all four branches of the U.S. military, the Office of the Secretary of Defense, the Joint Staff and members of the intelligence community.
We help our military services take on new missions, tackle acquisition and budgeting challenges, and address the medical needs of soldiers in combat. We also help our defense and intelligence clients adopt innovative technologies, bridging the gap they face between rising mission responsibilities and declining mission funding with our heritage and expertise in consulting. In addition, we bring tool, techniques and expertise to challenges and apply them in innovative ways.

The men and women we hire have served their country and have the experience and determination to help our defense clients keep our nation safe. Our experts in strategy development, acquisition, and operations help commanders and their staffs in the field share mission-critical information and make crucial battlefield decisions.
Revenue generated from defense clients was $2.7 billion, or approximately 46.6% of our revenue in fiscal 2017 as compared to $2.6 billion, or approximately 48.3% of our revenue in fiscal 2016. Our key defense clients include the Army, Navy/Marine Corps, Air Force, and Joint Combatant Commands. Revenue generated from defense clients also includes foreign military sales to non-U.S. government clients.
Revenue generated from intelligence clients was $1.3 billion, or approximately 23.1% of our revenue in fiscal 2017 as compared to $1.3 billion, or approximately 23.4% of our revenue in fiscal 2016. Our key intelligence clients include U.S. Intelligence Agencies, such as the National Security Agency, National Geospatial-Intelligence Agency, and National Reconnaissance Office; and Military Intelligence Agencies, such as the Defense Intelligence Agency, Service Intelligence Centers, and Intelligence Surveillance Reconnaissance units.
Civil Clients
Whether ensuring the safety, security, and well-being of citizens, or boosting national competitiveness, we work with leaders in civil government to support their public service missions. We excel at tackling the most complex challenges such as, from reforming financial regulatory oversight, to evolving our health care system, from improving information sharing among law enforcement organizations, to supporting green building initiatives.
Our work spans the full breadth of civil government, including energy and the environment, financial services, health, homeland security, law enforcement, transportation, grants, international development and diplomacy, and benefits and entitlements.
We work with leaders so they make better decisions, and foster better user experiences both inside and outside of their organizations.
Revenue generated from civil government was $1.6 billion, or approximately 27.7% of our revenue in fiscal 2017 as compared to $1.4 billion, or approximately 26.0% of our revenue in fiscal 2016. Our major civil government clients include Homeland Security, Health and Human Services, Veterans Affairs, Treasury and Justice.
Global Commercial Clients
We work alongside public and private sector leaders of the most prestigious organizations in the world to help shape and execute their critical agendas.
Following the 2011 expiration of our non-competition agreement with our spun-off commercial business, we re-entered the Middle East and North Africa (MENA) and Southeast Asia (SEA). We originally established our international offices located in MENA more than six decades ago and our offices in SEA more than three decades ago. Since re-entering these markets, our strategy and technology consultants have empowered our clients in these regions of the world with the knowledge and experience they need to build their own local resources and capabilities.
Revenue generated from global commercial clients was $152.1 million, or approximately 2.6% of our revenue in fiscal 2017 as compared to $122.2 million, or approximately 2.3% of our revenue in fiscal 2016. Global commercial clients are comprised of U.S. commercial and international clients. Our commercial clients include large commercial and investment banks, utilities, oil and gas companies, major retailers, auto manufacturers, major pharmaceutical manufacturers, and healthcare providers. Our international clients include non-U.S. governments and commercial entities in MENA region and select Asian markets.
Contracts
Booz Allen's approach has long been to ensure that we have prime or subcontractor positions on a wide range of contracts that allow clients maximum opportunity to access our services. Our diverse contract base provides stability to our business. This diversity is seen in the fact that over 76% of our revenue for fiscal 2017 was derived from over 3,900 active task orders under indefinite delivery, indefinite quantity (IDIQ) contract vehicles. Our top IDIQ contract vehicle represented approximately 5.5% of our revenue in our fiscal 2017. Our largest task order under an IDIQ contract vehicle accounted for approximately 2.7% of our revenue in our fiscal 2017. Our largest definite contract represented approximately 2.8% of our revenue in our fiscal 2017.
There are two predominant contracting methods by which the U.S. government procures services: indefinite contract vehicles and definite contracts. Each of these is described below:

•
Indefinite contract vehicles provide for the issuance by the client of orders for services or products under the terms of the contract. Indefinite contracts are often referred to as contract vehicles or ordering contracts. IDIQ contracts may be awarded to one contractor (single award) or several contractors (multiple award). Under a multiple award IDIQ contract, there is no guarantee of work as contract holders must compete for individual work orders. IDIQ contracts will often include pre-established labor categories and rates, and the ordering process is streamlined (usually taking less than a month from recognition of a need to an established order with a contractor). IDIQ contracts often have multi-year terms and unfunded ceiling amounts, thereby enabling but not committing the U.S. government to purchase substantial amounts of products and services from one or more contractors in a streamlined procurement process.

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

Listed below are our top IDIQ contracts for fiscal 2017 and the number of active task orders under these contracts as of March 31, 2017.

	Fiscal 2017	% of Total Revenue	Number of Task Orders as of March 31, 2017	Expiration Date
	(in millions)
Alliant	$319.6	5.5%	35	4/30/2019
Information Technology Schedule 70	315.1	5.4%	128	3/22/2019
One Acquisition Solution for Integrated Services	275.6	4.7%	34	9/2/2024
System Engineering and Analysis/Advanced Technology Support	217.3	3.7%	64	4/4/2019
VA TAC Transformation Twenty One Total Technology	214.7	3.7%	75	6/30/2016
Mission Oriented Business Integrated Services	194.1	3.3%	271	9/30/2017
Defense Systems Technical Area Tasks	169.6	2.9%	35	6/22/2019
Encore II IT Solutions	133.8	2.3%	27	5/31/2018
Booz Allen Engineering Services- Alliant	130.2	2.2%	95	4/30/2019
Rapid Response Third Generation	127.4	2.2%	20	10/28/2017

Under their Category Management initiative, the General Services Administration (“GSA”) has undertaken an effort to improve its professional service schedule offerings. As a result of this initiative, GSA consolidated multiple contract vehicles under the schedule program. The result for Booz Allen has been the consolidation of the scope of six schedules into one professional services schedule contract. The GSA Schedule contracts to be consolidated under the new professional services schedule are: Advertising and Integrated Marketing Solutions (AIMS), Environmental Services (ES), Financial and Business Services (FABS), Logistics Worldwide (LOGWORLD), Mission Oriented Business Integrated Services (MOBIS), and Professional Engineering Services (PES).
Booz Allen’s migration request was accepted in October of 2015 and as a result, our individual schedules included in the GSA’s consolidation will remain in place through the end of the current option period of each individual contract to prevent the interruption of services. The revenue generated under these individual Schedules will begin to decrease during this transition period. We anticipate that the decrease in revenue on the individual schedules will be offset by growth under the new professional service schedule. We anticipate this transition will have negligible impact on future revenues.
Listed below for each specified revenue band is the number of, revenue derived from, and average duration of our task orders as of March 31, 2017. The table includes revenue earned during fiscal 2017 under all task orders that were active during fiscal 2017 under these IDIQ contracts and the number of active task orders on which this revenue was earned. Average duration reflected in the table below is calculated based on the inception date of the task order, which may be prior to the beginning of fiscal 2017, and the completion date which may have been prior or subsequent to March 31, 2017. As a result, the actual average remaining duration for task orders included in this table may be less than the average duration shown in the table, and task orders included in the table may have been complete on March 31, 2017.

Segmentation of Task Order by Revenue Fiscal 2017	Number of Task Orders Active During Fiscal 2017	Fiscal 2017 Revenue (in millions)	% of Total Fiscal 2017 Revenue	Average Duration (Years)

Less than $1 million	3,154	$575.6	10%	1.4
Between $1 million and $3 million	463	786.6	14%	2.1
Between $3 million and $5 million	123	470.9	8%	2.1
Between $5 million and $10 million	106	742.3	13%	2.5
Greater than $10 million	81	1,774.1	31%	2.7
Total	3,927	$4,349.5	76%	1.6
Listed below are our top definite contracts for fiscal 2017 and revenue recognized under these contracts. Classified contracts that cannot be named are noted generically in the table :

	Fiscal 2017	% of Total Revenue	Expiration Date
	( in millions)
Classified Contract (1)	$160.7	2.8%	12/31/2020
Classified Contract	70.9	1.2%	3/7/2023
InnoVision Future Solutions Program	57.8	1.0%	11/30/2017
Classified Contract	52.6	0.9%	10/31/2018
Classified Contract	49.6	0.9%	6/30/2018
Classified Contract (2)	49.0	0.8%	4/30/2017
Classified Contract	41.0	0.7%	11/30/2017
Classified Contract	29.4	0.5%	5/26/2021
Integrated Personnel and Pay System - Army	23.3	0.4%	6/30/2017
Launch and Test Range System - Systems Engineering and Integration (3)	22.7	0.4%	3/31/2017

(1)	Successfully awarded follow-on contract in April 2017.

(2)	Follow-on contracts in place.

(3)	Replacement contract awarded. Booz Allen is a member of the winning team.
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

Backlog does not include any task orders under IDIQ contracts except to the extent that task orders have been awarded to us under those contracts.
The following table summarizes the value of our contract backlog as of the respective dates presented:

	As of March 31,
	2017	2016
	(In millions)
Funded	$2,815	$2,673
Unfunded	3,098	2,546
Priced options	7,679	6,595
Total backlog	$13,592	$11,814
We may never realize all of the revenue that is included in our total backlog, and there is a higher degree of risk in this regard with respect to unfunded backlog and priced options. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors and Trends Affecting Our Results of Operations — Sources of Revenue — Contract Backlog” for additional disclosure regarding our backlog. See also “Item 1A. Risk Factors — Risks Related to Our Business — We may not realize the full value of our backlog, which may result in lower than expected revenue.”
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
Changing government policies and market dynamics are impacting the competitive landscape. In the past, the governments focus on organizational conflicts of interest have driven divestitures, which have changed the competitive landscape. More recently, there has been increasing pressure from government clients to utilize small businesses, due in large part to a push by both past and present administrations to bolster the economy by helping small business owners. Finally, due to the foregoing factors and the drive in our markets to quickly build competencies in growth areas and achieve economies of scale, we believe that consolidation activity among market participants will continue.
In the course of doing business, we compete and collaborate with companies of all types and sizes. We strive to maintain positive and productive relationships with these organizations. Some of them hire us as a subcontractor, and we hire some of them to work with us as our subcontractors. Our major competitors include: (1) contractors focused principally on the provision of services to the U.S. government (2) large defense contractors that provide both products and services to the U.S. government, and (3) diversified service providers. We compete based on our technical expertise and client knowledge, our ability to successfully recruit appropriately skilled and experienced talent, our ability to deliver cost-effective multifaceted services in a timely manner, our reputation and relationship with our clients, our past performance, security clearances, and the size and scale of our company. In addition, in order to maintain our competitive position, we routinely review our operating structure, capabilities, and strategy to determine whether we are effectively meeting the needs of existing clients, effectively responding to developments in our markets, and successfully building a platform intended to provide the foundation for the future growth of our business.
Patents and Proprietary Information
Our management and technology consulting services business utilizes a variety of proprietary rights in delivering products and services to our clients. We claim a proprietary interest in certain of our service offerings, products, software tools, methodologies, and know-how. While we have several patents issued in the United States and patents pending both in the United States and in certain foreign countries, we do not consider our overall business to be materially dependent on the protection of such patents. Additionally, we have a number of trade secrets that contribute to our success and competitive position, and we endeavor to protect this proprietary information. While protecting trade secrets and proprietary information is important, we are not materially dependent on any specific trade secret or group of trade secrets. Other than licenses to commercially available third-party software, we have no licenses to intellectual property that are significant to our business.
We rely upon a combination of nondisclosure agreements and other contractual arrangements, as well as copyright, trademark, patent, and trade secret laws to protect our proprietary information. We also enter into proprietary information and intellectual property agreements with employees, which require them to disclose any inventions created during employment, to convey such rights to inventions to us, and to restrict any disclosure of proprietary information. We have a variety of proprietary marks registered in the United States and certain foreign countries, including "Booz Allen Hamilton." Generally, registered trademarks have perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks. We have registered trademarks related to our name and logo in the United States, with the earliest renewal in December 2019, while the earliest renewal for our trademarks outside of the United States is August 2017.

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
Booz Allen Hamilton and other trademarks or service marks of Booz Allen Hamilton Inc. appearing in this Annual Report are the trademarks or registered trademarks of Booz Allen Hamilton Inc. Trade names, trademarks, and service marks of other companies appearing in this Annual Report are the property of their respective owners.
Regulation
As a contractor to the U.S. government, as well as state and local governments, we are heavily regulated in most fields in which we operate. We deal with numerous U.S. government agencies and entities, and when working with these and other entities, we must comply with and are affected by unique laws and regulations relating to the formation, administration, and performance of public government contracts. Some significant laws and regulations that affect us include:

•
the Federal Acquisition Regulation (the "FAR"), and agency regulations supplemental to the FAR, which regulate the formation, administration, and performance of U.S. government contracts. For example, FAR 52.203-13 requires contractors to establish a Code of Business Ethics and Conduct, implement a comprehensive internal control system, and report to the government when the contractor has credible evidence that a principal, employee, agent, or subcontractor, in connection with a government contract, has violated certain federal criminal laws, violated the civil False Claims Act, or has received a significant overpayment;

•
the False Claims Act, which imposes civil and criminal liability for violations, including substantial monetary penalties, for, among other things, presenting false or fraudulent claims for payments or approval;

•	the False Statements Act, which imposes civil and criminal liability for making false statements to the U.S. government;

•	the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with the negotiation of a contract, modification, or task order;

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

•
laws, regulations, and executive orders restricting the handling, use and dissemination of information classified for national security purposes or determined to be “controlled unclassified information” or “for official use only” and the export of certain products, services, and technical data, including requirements regarding any applicable licensing of our employees involved in such work;

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

•	laws, regulations and executive orders that impose requirements on us to ensure compliance with requirements and protect the government from risks related to our supply chain;

•	laws, regulations and mandatory contract provisions providing protections to employees or subcontractors seeking to report alleged fraud, waste, and abuse related to a government contract;

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
You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Annual Report, including our consolidated financial statements and related notes. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business,financial condition, and results of operations. This Annual Report also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.
Risks Related to Our Business
We depend on contracts with U.S. government agencies for substantially all of our revenue. If our relationships with such agencies are harmed, our future revenue and operating profits would decline.
The U.S. government is our primary client, with revenue from contracts and task orders, either as a prime or a subcontractor, with U.S. government agencies accounting for 97% of our revenue for fiscal 2017. Our belief is that the successful future growth of our business will continue to depend primarily on our ability to be awarded work under U.S. government contracts, as we expect this will be the primary source of substantially all of our revenue in the foreseeable future. For this reason, any issue that compromises our relationship with the U.S. government generally or any U.S. government agency that we serve would cause our revenue to decline. Among the key factors in maintaining our relationship with U.S. government agencies are our performance on contracts and task orders, the strength of our professional reputation, compliance with applicable laws and regulations, and the strength of our relationships with client personnel. In addition, the mishandling or the perception of mishandling of sensitive information, such as our failure to maintain the confidentiality of the existence of our business relationships with certain of our clients, including as a result of misconduct or other improper activities by our employees or subcontractors, or a failure to maintain adequate protection against security breaches, including those resulting from cyber attacks, could harm our relationship with U.S. government agencies. See "— Our employees or subcontractors may engage in misconduct or other improper activities, which could harm our ability to conduct business with U.S. government." Our relationship with the U.S. government could also be damaged as a result of an agency’s dissatisfaction with work performed by us, a subcontractor, or other third parties who provide services or products for a specific project for any reason, including due to perceived or actual deficiencies in the performance or quality of our work, and we may incur additional costs to address any such situation and the profitability of that work might be impaired. Further, negative publicity concerning government contractors in general or us in particular may harm our reputation with federal government contractors. To the extent our reputation or relationships with U.S. government agencies is impaired, our revenue and operating profits could materially decline.
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

•	further efforts to improve efficiency and reduce costs affecting federal government programs;

•	changes or delays in U.S. government programs that we support or related requirements;

•	a continuation of recent efforts by the U.S. government to decrease spending for management support service contracts;

•
U.S. government shutdowns due to, among other reasons, a failure by elected officials to fund the government (such as that which occurred during government fiscal year 2014) or weather-related closures in the Washington, DC area (such as that which occurred in the winter of 2016) and other potential delays in the appropriations process;

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
The U.S. government budget deficits, the national debt, and the prevailing economic condition, and actions taken to address them, could continue to negatively affect the U.S. government expenditures on defense, intelligence, and civil programs for which we provide support. The Department of Defense is one of our significant clients and cost cutting, including through consolidation and elimination of duplicative organizations and insourcing, has become a major initiative for the Department of Defense. In particular, the Budget Control Act of 2011 (as amended by the American Taxpayer Relief Act of 2012, the Bipartisan Budget Act of 2013 and the Bipartisan Budget Act of 2015) provides for automatic spending cuts (referred to as sequestration) totaling approximately $1.2 trillion between 2013 and 2021, including an estimated $500 billion in federal defense spending cuts over this time period. The Bipartisan Budget Act of 2015 set spending limits for the government fiscal 2017 budget across the federal government and increased the prior discretionary spending cap in both defense and non-defense, but did not address spending caps beyond the government fiscal year 2017. For example, under the Budget Control Act of 2011, as amended, approximately $91 billion in spending cuts are anticipated for the government fiscal year 2018. The new Department of Defense spending limit is approximately $610 billion for government fiscal 2017, including an allocation of $59 billion in overseas contingency operations funding. While recent budget actions reflect a more measured and strategic approach to addressing the U.S. government’s fiscal challenges, there remains uncertainty as to how exactly budget cuts, including sequestration, will impact us, and we are therefore unable to predict the extent of the impact of such cuts on our business and results of operations. However, a reduction in the amount of or reductions, delays, or cancellations of funding for, services that we are contracted to provide to the Department of Defense as a result of any of these related initiatives, legislation or otherwise could have a material adverse effect on our business and results of operations. In addition, in response to an Office of Management and Budget mandate, government agencies have reduced management support services spending in recent years. If federal awards for management support services continue to decline, our revenue and operating profits may materially decline and further efforts by the Office of Management and Budget to decrease federal awards for management support services could have a material and adverse effect on our business and results of operations.
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

•
the False Claims Act, which imposes civil and criminal liability for violations, including substantial monetary penalties, for, among other things, presenting false or fraudulent claims for payments or approval;

•	the False Statements Act, which imposes civil and criminal liability for making false statements to the U.S. government;

•	the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with the negotiation of a contract, modification, or task order;

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

•
laws, regulations, and executive orders restricting the use and dissemination of i) information classified for national security purposes and the export of certain products, services, and technical data, including requirements regarding any applicable licensing of our employees involved in such work; and ii) sensitive but unclassified data;

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

•	laws, regulations and executive orders that impose requirements on us to ensure compliance with requirements and protect the government from risks related to our supply chain;

•	laws, regulations and mandatory contract provisions providing protections to employees or subcontractors seeking to report alleged fraud, waste, and abuse related to a government contract;

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

In addition, the U.S. government adopts new laws, rules, and regulations from time to time that could have a material impact on our results of operations. Adverse developments in legal or regulatory proceedings on matters relating to, among other things, cost accounting practices and compliance, contract interpretations and statute of limitations, could also result in materially adverse judgments, settlements, withheld payments, penalties, or other unfavorable outcomes.
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
Further, if the U.S. government were to initiate suspension or debarment proceedings against us or if we are indicted for or convicted of illegal activities relating to our U.S. government contracts following an audit, review, or investigation, we may lose our ability to be awarded contracts in the future or receive renewals of existing contracts for a period of time which could materially and adversely affect our results of operations or financial condition. We could also suffer harm to our reputation if allegations of impropriety were made against us, which would impair our ability to win awards of contracts in the future or receive renewals of existing contracts. See "Business — Regulation."

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

•	any opportunity cost of not bidding and winning other contracts we might have otherwise pursued.
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
A significant majority of our revenue is derived from task orders under indefinite delivery/indefinite quantity, or IDIQ, contract vehicles where we perform in either a prime or subcontract position.
We believe that one of the key elements of our success is our position as the holder of over 3,900 active task orders under IDIQ contract vehicles as of March 31, 2017. Our ability to maintain our existing business and win new business depends on our ability to maintain our prime and subcontractor positions on these contracts. The loss, without replacement, of certain of these contract vehicles could have a material adverse effect on our ability to win new business and our operating results. In addition, if the U.S. government elects to use a contract vehicle that we do not hold, we will not be able to compete for work under that contract vehicle as a prime contractor.
We may earn less revenue than projected, or no revenue, under certain of our contracts.
Many of our contracts with our clients are IDIQ contracts. IDIQ contracts provide for the issuance by the client of orders for services or products under the contract, and often contain multi-year terms and unfunded ceiling amounts, which allow but do not commit the U.S. government to purchase products and services from contractors. Our ability to generate revenue under each of these types of contracts depends upon our ability to be awarded task orders for specific services by the client. IDIQ contracts may be awarded to one contractor (single award) or several contractors (multiple award). Multiple contractors must compete under multiple award IDIQ contracts for task orders to provide particular services, and contractors earn revenue only to the extent that they successfully compete for these task orders. A failure to be awarded task orders under such contracts would have a material adverse effect on our results of operations and financial condition.

Our earnings and profitability may vary based on the mix of our contracts and may be adversely affected by our failure to accurately estimate or otherwise recover the expenses, time, and resources for our contracts.
We enter into three general types of U.S. government contracts for our services: cost-reimbursable, time-and-materials, and fixed-price. For fiscal 2017, we derived 50% of our revenue from cost-reimbursable contracts, 26% from time-and-materials contracts and 24% from fixed-price contracts.
Each of these types of contracts, to varying degrees, involves the risk that we could underestimate our cost of fulfilling the contract, which may reduce the profit we earn or lead to a financial loss on the contract and adversely affect our operating results.
Under cost-reimbursable contracts, we are reimbursed for allowable costs up to a ceiling and paid a fee, which may be fixed or performance-based. If our actual costs exceed the contract ceiling or are not allowable under the terms of the contract or applicable regulations, we may not be able to recover those costs. In particular, there is increasing focus by the U.S. government on the extent to which government contractors, including us, are able to receive reimbursement for employee compensation, including the adoption of interim rules by federal agencies implementing a section of the Bipartisan Budget Act of 2013 that substantially decreased the level of allowable compensation cost for executive-level employees and further applied the newly reduced limitation to all employees. In addition, there is an increased risk of compensation being deemed unallowable or payments being withheld as a result of U.S. government audit, review or investigation.
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
Additionally, our profits could be adversely affected if our costs under any of these contracts exceed the assumptions we used in bidding for the contract. For example, we may miscalculate the costs, resources, or time needed to complete projects or meet contractual milestones as a result of delays on a particular project, including delays in designs, engineering information, or materials provided by the customer or a third party, delays or difficulties in equipment and material delivery, schedule changes, and other factors, some of which are beyond our control. We have recorded provisions in our consolidated financial statements for losses on our contracts, as required under accounting principles generally accepted in the United States, or GAAP, but our contract loss provisions may not be adequate to cover all actual losses that we may incur in the future.
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
As of March 31, 2017, our total backlog was $13.6 billion, of which $2.8 billion was funded. We define backlog to include the following three components:

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

Backlog does not include any task orders under IDIQ contracts, except to the extent that task orders have been awarded to us under those contracts.
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
We estimate that revenue derived from contracts under which we acted as a subcontractor to other companies represented 9% of our revenue for fiscal 2017. As a subcontractor, we often lack control over fulfillment of a contract, and poor performance on the contract could tarnish our reputation, even when we perform as required, and could cause other contractors to choose not to hire us as a subcontractor in the future. If the U.S. government terminates or reduces other prime contractors’ programs or does not award them new contracts, subcontracting opportunities available to us could decrease, which would have a material adverse effect on our financial condition and results of operations. In addition, as a subcontractor, we may be unable to collect payments owed to us by the prime contractor, even if we have performed our obligations under the contract, as a result of, among other things, the prime contractor’s inability to fulfill the contact. Due to certain common provisions in subcontracts in certain countries, we could also experience delays in receiving payment if the prime contractor experiences payment delays, which could have an adverse effect on our financial condition and results of operations.
Adverse judgments or settlements in legal disputes could result in materially adverse monetary damages or injunctive relief and damage our reputation.
We are subject to, and may become a party to, a variety of litigation or other claims and suits that arise from time to time in the ordinary course of our business. For example, our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters.
Additionally, over time, we have had disputes with current and former employees involving alleged violations of civil rights, wage and hour, and worker’s compensation laws. Further, as more fully described under “Item 3. Legal Proceedings,” six former officers and stockholders who had departed the company prior to the acquisition of our company by The Carlyle Group have filed a total of nine suits in various jurisdictions against us and certain of our current and former directors and officers. Each of the suits arises out of the acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the acquisition. Three of these suits have been dismissed with all appeals exhausted. Two suits were settled on April 16, 2015. One of the remaining suits had its Petition for Writ of Certiorari to the United States Supreme Court denied and the other three remaining suits are awaiting a decision from the United States Court of Appeals for the Second Circuit. The results of litigation and other legal proceedings are inherently uncertain and adverse judgments or settlements in some or all of these legal disputes may result in materially adverse monetary damages or injunctive relief against us. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or obtain adequate insurance in the future. The litigation and other claims described under “Item 3. Legal Proceedings” are subject to future developments and management’s view of these matters may change in the future.
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
We create, implement, and maintain information technology and engineering systems and also use vendors to provide services that are often critical to our clients' operations, some of which involve sensitive information and may be conducted in war zones or other hazardous environments, or include information whose confidentiality is protected by law. As a result, we are subject to systems or service failures, not only resulting from our own failures or the failures of third-party service providers, natural disasters, power shortages, or terrorist attacks, but also from continuous exposure to cyber and other security threats, including computer viruses, attacks by computer hackers or physical break-ins. There has been an increase in the frequency and sophistication of the cyber and security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us because, as a cybersecurity services contractor, we hold classified or other sensitive information. As a result, we and our vendors face a heightened risk of a security breach or disruption with respect to sensitive information resulting from an attack by computer hackers, foreign governments, and cyber terrorists. While we put in place policies, controls, and technologies to help detect and protect against such attacks, we cannot guarantee that future incidents will not occur, and if an incident does occur, we may not be able to successfully mitigate the impact. We have been the target of these types of attacks in the past and future attacks are likely to occur. If successful, these types of attacks on our network or other systems or service failures could have a material adverse effect on our business and results of operations, due to, among other things, the loss of client or proprietary data, interruptions or delays in our clients' businesses, and damage to our reputation. In addition, the failure or disruption of our systems, communications, vendors, or utilities could cause us to interrupt or suspend our operations, which could have a material adverse effect on our business and results of operations. In addition, if our employees inadvertently do not adhere to appropriate information security protocols, our protocols are inadequate, or our employees intentionally avoid these protocols, our or our client's sensitive information may be released thereby causing significant negative impacts to our reputation and expose us or our clients to liability.
If our or our vendors' systems, services, or other applications have significant defects or errors, are successfully attacked by cyber and other security threats, suffer delivery delays, or otherwise fail to meet our clients’ expectations, we may:

•	lose revenue due to adverse client reaction;

•	be required to provide additional services to a client at no charge;

•	incur additional costs related to remediation, monitoring and increasing our cybersecurity;

•	lose revenue due to the deployment of internal staff for remediation efforts instead of client assignments;

•	receive negative publicity, which could damage our reputation and adversely affect our ability to attract or retain clients;

•	be unable to successfully market services that are reliant on the creation and maintaining of secure information technology systems to U.S. government, international, and commercial clients;

•
suffer claims by clients or impacted third parties for substantial damages, particularly as a result of any successful network or systems breach and exfiltration of client and/or third party information; or

•
incur significant costs, including fines from government regulators related to complying with applicable federal or state law, including laws pertaining to the security and protection of personal information.

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
As a contractor supporting defense and national security clients, we are also subject to regulatory compliance requirements under the Defense Federal Acquisition Regulation Supplement and other federal regulations requiring that our networks and IT systems comply with the security and privacy controls in National Institute of Standards and Technology Special Publications. Failure to comply with the security and control requirements could result in unauthorized access or disclosure of sensitive information, which could potentially result in a contract termination that has a material adverse effect on our business and financial results and reputational harm.
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
We derive a substantial portion of our revenue from contracts with the U.S. government that are classified or subject to security restrictions that preclude the dissemination of certain information. In addition, a significant number of our employees have security clearances which preclude them from providing information regarding certain of our clients and services provided to such clients to other of our employees without security clearances and investors. Because we are limited in our ability to provide information about these contracts and services, the various risks associated with these contracts or services or any dispute or claims relating to such contracts or services, you may not have important information concerning our business, which will limit your insight into a substantial portion of our business and therefore may be less able to fully evaluate the risks related to that portion of our business.
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
A focus on organizational conflicts of interest issues has resulted in legislation and a proposed regulation aimed at increasing organizational conflicts of interest requirements, including, among other things, separating sellers of products and providers of advisory services in major defense acquisition programs. In addition, the U.S. government is working to adopt a FAR rule to address organizational conflicts of interest issues that will apply to all government contractors, including us, in Department of Defense and other procurements. A future FAR rule may also increase the restrictions in current organizational conflicts of interest regulations and rules. To the extent that proposed and future organizational conflicts of interest laws, regulations, and rules, limit our ability to successfully compete for new contracts or task orders with the U.S. government, either because of organizational conflicts of interest issues arising from our business, or because companies with which we are affiliated, or with which we otherwise conduct business, create organizational conflicts of interest issues for us, our results of operations could be materially and adversely affected.
Acquisitions could result in operating difficulties or other adverse consequences to our business.
As part of our operating strategy, we may continue to selectively pursue acquisitions. For example, on January 24, 2017, we acquired eGov Holdings, Inc. (d/b/a Aquilent). As a result of the transaction, eGov Holdings, Inc. became a wholly-owned subsidiary of ours. Our acquisition strategy poses many risks, including:

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
As of March 31, 2017, the value of our goodwill was $1.6 billion. The amount of our recorded goodwill may substantially increase in the future as a result of any acquisitions that we make. We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. Impairment analysis is based on several factors requiring judgment and the use of estimates, which are inherently uncertain and based on assumptions that may prove to be inaccurate. Additionally, material changes in our financial outlook, as well as events outside of our control, such as deteriorating market conditions for companies in our industry, may indicate a potential impairment. When there is an impairment, we are required to write down the recorded amount of goodwill, which is reflected as charge against operating income. Such non-cash impairment charges could have a material adverse effect on our results of operations in the period in which they are recognized.
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

•	terminate our facility security clearances and thereby prevent us from receiving classified contracts;

•	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;

•	decline to exercise an option to renew a multi-year contract or issue task orders in connection with IDIQ contracts;

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
U.S. government agencies routinely audit, review, and investigate government contracts and government contractors’ administrative processes and systems. These agencies review our performance on contracts, pricing practices, cost structure, and compliance with applicable laws, regulations and standards, including applicable government cost accounting standards. These agencies also review our compliance with government regulations and policies, and the DCAA audits, among other areas, the adequacy of our internal control systems and policies, including our purchasing, property, estimating, earned value and accounting systems. These internal control systems could focus on significant elements of costs, such as executive compensation. Determination of a significant internal control deficiency by a government agency could result in increased payment withholding that might materially increase our accounts receivable days sales outstanding and adversely affect our cash flow. In particular, over time the DCMA has increased and may continue to increase the proportion of executive compensation that it deems unallowable and the size of the executive population whose compensation is disallowed, which will continue to materially and adversely affect our results of operations or financial condition including the requirement to carry an increased level of reserves. Recent legislation and regulations implementing new limitations on the amount of allowable executive compensation costs contribute to increased regulatory scrutiny of the allowability of employee compensation costs, which can lead to greater amounts of employee compensation cost being disallowed. We recognize as revenue, net of reserves, executive compensation that we determine, based on management's estimates, to be allowable; management's estimates in this regard are based on a number of factors that may change over time, including executive compensation survey data, our and other government contractors' experiences with the DCAA audit practices in our industry and relevant decisions of courts and boards of contract appeals. Any costs found to be unallowable under a contract will not be reimbursed, and any such costs already reimbursed must be refunded. Further, the amount of any such refund may exceed reserves established by management based on estimates and assumptions that are inherently uncertain. Moreover, if any of the administrative processes and business systems, some of which are currently certified as effective, are found not to comply with government imposed requirements, we may be subjected to increased government scrutiny and approval that could delay or otherwise adversely affect our ability to compete for or perform contracts or to be paid timely. Unfavorable U.S. government audit, review, or investigation results could subject us to civil or criminal penalties or administrative sanctions, and could harm our reputation and relationships with our clients and impair our ability to be awarded new contracts, which could affect our future sales and profitability by preventing us, by operation of law or in practice, from receiving new government contracts for some period of time. In addition, if our invoicing system were found to be inadequate following an audit by the DCAA, our ability to directly invoice U.S. government payment offices could be eliminated. As a result, we would be required to submit each invoice to the DCAA for approval prior to payment, which could materially increase our accounts receivable days sales outstanding and adversely affect our cash flow. In addition, proposed regulatory changes, if adopted, would require the Department of Defense’s contracting officers to impose contractual withholdings at no less than certain minimum levels based on assessments of a contractor’s business systems. An unfavorable outcome to an audit, review, or investigation by any U.S. government agency could materially and adversely affect our relationship with the U.S. government. If a government investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, withholding of payments, suspension of payments, fines, and suspension or debarment from doing business with the U.S. government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Provisions that we have recorded in our consolidated financial statements as a compliance reserve may not cover actual losses. Furthermore, the disallowance of any costs previously charged could directly and negatively affect our current results of operations for the relevant prior fiscal periods, and we could be required to repay any such disallowed amounts. Each of these results could materially and adversely affect our results of operations or financial condition.
A delay in the completion of the U.S. government’s budget process could result in a reduction in our backlog and have a material adverse effect on our revenue and operating results.
On an annual basis, the U.S. Congress must approve budgets that govern spending by each of the federal agencies we support. When the U.S. Congress is unable to agree on budget priorities, and thus is unable to pass the annual budget on a timely basis, the U.S. Congress typically enacts a continuing resolution. A continuing resolution allows government agencies to operate at spending levels approved in the previous budget cycle. Under a continuing resolution, funding may not be available for new projects. In addition, when government agencies operate on the basis of a continuing resolution, they may delay funding we expect to receive on contracts we are already performing. Any such delays would likely result in new business initiatives being delayed or canceled and a reduction in our backlog, and could have a material adverse effect on our revenue and operating results. In addition, a failure to complete the budget process and fund government operations pursuant to a continuing resolution may result in a federal government shutdown (such as that which occurred during the government fiscal year 2014). A shutdown may result in us incurring substantial costs without reimbursement under our contracts and the delay or cancellation of key programs, which could have a material adverse effect on our revenue and operating results.
Risks Related to Our Indebtedness
We have substantial indebtedness and may incur substantial additional indebtedness, which could adversely affect our financial health and our ability to obtain financing in the future as well as to react to changes in our business.
As of March 31, 2017, we had total indebtedness of approximately $1.7 billion and $370 million of availability under our revolving credit facility (the “Revolving Credit Facility”). We are able to, and may, incur additional indebtedness in the future, subject to the limitations contained in the agreements governing our indebtedness. Our substantial indebtedness could have important consequences to holders of our common stock, including:

▪
making it more difficult for us to satisfy our obligations with respect to our Secured Credit Facility, consisting of a $1,153 million term loan facility (“Term Loan A”), a $398 million term loan facility (“Term Loan B” and, together with Term Loan A, the “Term Loans”) and a $500 million Revolving Credit Facility, with a sublimit for letters of credit of $100 million, our $350 million in aggregate principal amount of 5.125% Senior Notes due 2025 (the “Notes”) and our other debt;

▪	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

▪
requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;

▪	increasing our vulnerability to general adverse economic and industry conditions

▪	exposing us to the risk of increased interest rates as certain of our borrowings, including under the Secured Credit Facility, are at variable rates of interest;

▪	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

▪	placing us at a disadvantage compared to other, less leveraged competitors or competitors with comparable debt and more favorable terms and thereby affecting our ability to compete; and

▪	increasing our cost of borrowing.
Although the Secured Credit Facility and the indenture governing the Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. In addition, the Revolving Credit Facility provides for commitments of $500 million, which as of March 31, 2017, $368.3 million were available and $1.7 million were under open standby letters of credit and bank guarantees. Additionally, subject to specified conditions, without the consent of the then-existing lenders (but subject to the receipt of commitments), the indebtedness under the Secured Credit Facility may be increased by up to (x) $400 million plus (y) an additional amount if, after giving pro forma effect to the incurrence of such additional amount and after giving effect to any acquisition consummated concurrently therewith and all other appropriate pro forma adjustment events, the consolidated net senior secured leverage ratio is equal to or less than 3.50:1.00. If new debt is added to our current debt levels, the related risks that we and the guarantors now face would increase and we may not be able to meet all our debt obligations, including the repayment of the Notes.
We may not be able to generate sufficient cash to service our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or refinance our debt obligations will depend on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to financial, business, legislative, regulatory and other factors beyond our control. We might not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. For information regarding the risks to our business that could impair our ability to satisfy our obligations under our indebtedness, see “— Risks Related to Our Business.”
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations.
The agreements governing our indebtedness restrict our ability to dispose of assets and use the proceeds from those dispositions and also restrict our ability to raise debt to be used to repay other indebtedness when it becomes due.
We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due. In addition, under the Secured Credit Facility, we are subject to mandatory prepayments of our Term Loans from a portion of our excess cash flows, which may be stepped down upon the achievement of specified first lien leverage ratios. To the extent that we are required to prepay any amounts under our Term Loans, we may have insufficient cash to make required principal and interest payments on other indebtedness.
Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial condition and results of operations and our ability to satisfy our obligations under our indebtedness.

If we cannot make scheduled payments on our debt, we will be in default and lenders under our Secured Credit Facility and holders of the Notes could declare all outstanding principal and interest to be due and payable, the lenders under the Revolving Credit Facility could terminate their commitments to loan money, the lenders could foreclose against the assets securing their loans and we could be forced into bankruptcy or liquidation. All of these events could result in you losing some or all of the value of your investment.
The terms of the agreements governing our indebtedness restrict our current and future operations, particularly our ability to respond to changes or to take certain actions, which could harm our long-term interests.
The Secured Credit Facility and the indenture governing the Notes contain covenants that, among other things, impose significant operating and financial restrictions on us and limit our ability to engage in actions that may be in our long-term best interest, including restrictions on our ability to:

▪	incur additional indebtedness, guarantee indebtedness or issue disqualified stock or preferred stock;

▪	pay dividends on or make other distributions in respect of, or repurchase or redeem, our capital stock;

▪	prepay, redeem or repurchase subordinated indebtedness;

▪	make loans and investments;

▪	sell or otherwise dispose of assets;

▪	incur liens securing indebtedness;

▪	enter into transactions with affiliates;

▪	enter into agreements restricting our subsidiaries’ ability to pay dividends to us or the guarantors or make other intercompany transfers;

▪	consolidate, merge or sell all or substantially all of our or any guarantor’s assets;

▪	designate our subsidiaries as unrestricted subsidiaries; and

▪	enter into certain lines of business.
These covenants are subject to a number of important exceptions and qualifications. In addition, the restrictive covenants in the Secured Credit Facility require us to maintain a consolidated net total leverage ratio and a consolidated net interest coverage ratio that will each be tested at the end of each fiscal quarter. Our ability to satisfy that financial ratio test may be affected by events beyond our control.
A breach of the covenants under the agreements governing our indebtedness could result in an event of default under those agreements. Such a default may allow certain creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the Secured Credit Facility would also permit the lenders under the Revolving Credit Facility to terminate all other commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under the Secured Credit Facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event the lenders accelerate the repayment of our borrowings, we may not have sufficient assets to repay that indebtedness.
As a result of all of these restrictions, we may be:

•	limited in how we conduct our business;

•	unable to raise additional debt or equity financing to operate during general economic or business downturns; or

•	unable to compete effectively or to take advantage of new business opportunities.
These restrictions might hinder our ability to grow in accordance with our strategy.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under the Secured Credit Facility are at variable rates of interest and expose us to interest rate risk. Interest rates are currently at historically low levels. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.
Assuming all revolving loans are fully drawn, each quarter point change in interest rates would result in a
$5.1 million change in our projected annual interest expense on our indebtedness under the Secured Credit Facility. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce future interest rate volatility. However, due to risks for hedging gains and losses and cash settlement costs, we may not elect to maintain such interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
We will need to repay or refinance borrowings under the Secured Credit Facility prior to maturity of the Notes. Failure to do so could have a material adverse effect upon us.
We expect that the Term Loan A and the Revolving Credit Facility will mature in 2021 and the Term Loan B will mature in 2023 and each such maturity date precedes the maturity of the Notes. Consequently, prior to the maturity of the Notes, we will need to repay, refinance, replace or otherwise extend the maturity of the Secured Credit Facility. Our ability to repay, refinance, replace or extend will be dependent on, among other things, business conditions, our financial performance and the general condition of the financial markets. If a financial disruption were to occur at the time that we are required to repay, refinance or replace indebtedness outstanding under the Secured Credit Facility, we could be forced to undertake alternate financings, negotiate for an extension of the maturity of the Secured Credit Facility or sell assets and delay capital expenditures in order to generate proceeds that could be used to repay indebtedness under the Secured Credit Facility. We cannot assure you that we will be able to consummate any such transaction on terms that are commercially reasonable, on terms acceptable to us or at all. Our failure to repay, refinance, replace or otherwise extend the maturity of the Secured Credit Facility could result in an event of default under the indenture governing the Notes and the Secured Credit Facility, which could lead to an acceleration or repayment of substantially all of our outstanding debt.
A downgrade, suspension or withdrawal of the rating assigned by a rating agency to us or our indebtedness could make it more difficult for us to obtain additional debt financing in the future.
Our indebtedness has been rated by nationally recognized rating agencies and may in the future be rated by additional rating agencies. We cannot assure you that any rating assigned to us or our indebtedness will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, circumstances relating to the basis of the rating, such as adverse changes in our business, so warrant. Any downgrade, suspension or withdrawal of a rating by a rating agency (or any anticipated downgrade, suspension or withdrawal) could make it more difficult or more expensive for us to obtain additional debt financing in the future.
Risks Related to Our Common Stock
Booz Allen Holding is a holding company with no operations of its own, and it depends on its subsidiaries for cash to fund all of its operations and expenses, including to make future dividend payments, if any.
The operations of Booz Allen Holding are conducted almost entirely through its subsidiaries and its ability to generate cash to meet its debt service obligations or to pay dividends is highly dependent on the earnings and the receipt of funds from its subsidiaries via dividends or intercompany loans. Further, the Secured Credit Facility and indenture governing the Notes significantly restricts the ability of our subsidiaries to pay dividends or otherwise transfer assets to us. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock.
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
Our financial results may vary significantly from period to period in the future as a result of many external factors that are outside of our control. Factors that may affect our financial results and that could cause the market price of our outstanding securities, including our Class A Common Stock, to fluctuate include those listed in this “Risk Factors” section and others such as:

•	any cause of reduction or delay in U.S. government funding;

•	fluctuations in revenue earned on existing contracts;

•	commencement, completion, or termination of contracts during a particular period;

•	a potential decline in our overall profit margins if our other direct costs and subcontract revenue grow at a faster rate than labor-related revenue;

•	strategic decisions by us or our competitors, such as changes to business strategy, strategic investments, acquisitions, divestitures, spin offs, and joint ventures;

•	a change in our contract mix to less profitable contracts;

•	changes in policy or budgetary measures that adversely affect U.S. government contracts in general;

•	variable purchasing patterns under U.S. government GSA schedules, blanket purchase agreements, which are agreements that fulfill repetitive needs under GSA schedules, and IDIQ contracts;

•	changes in demand for our services and solutions;

•	fluctuations in the degree to which we are able to utilize our professionals;

•	seasonality associated with the U.S. government’s fiscal year;

•	an inability to utilize existing or future tax benefits for any reason, including a change in law;

•	alterations to contract requirements; and

•	adverse judgments or settlements in legal disputes.
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
In particular, the Sarbanes-Oxley Act of 2002 requires us to document and test the effectiveness of our internal control over financial reporting in accordance with an established internal control framework, and to report on our conclusions as to the effectiveness of our internal controls. It also requires an independent registered public accounting firm to test our internal control over financial reporting and report on the effectiveness of such controls. In addition, we are required under the Exchange Act to maintain disclosure controls and procedures and internal control over financial reporting. Because of inherent limitations in any internal control environment, there can be no assurance that all control issues and instances of fraud, errors or misstatements, if any, within our company have been or will be detected on a timely basis. Such deficiencies could result in the correction or restatement of financial statements of one or more periods. Any failure to maintain effective controls or implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. We also rely on third parties for certain calculations and other information that support our accounting and financial reporting, which includes reports from such organizations on their controls and systems that are used to generate this information. The calculations and other information that we receive from such third parties may not be accurate, and we may not receive adequate or timely information related to internal control failures occurring at these organizations. Any failure by such third parties to provide us with accurate information or implement and maintain effective controls may cause us to be unable to meet our reporting obligations as a publicly traded company. If we are unable to conclude that we have effective internal control over financial reporting, or if our independent registered public accounting firm is unable to provide us with an unqualified report regarding the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our consolidated financial statements, which could result in a decrease in the value of our common stock. Failure to comply with the Sarbanes-Oxley Act of 2002 could potentially subject us to sanctions or investigations by the SEC, the New York Stock Exchange, or other regulatory authorities.

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
In addition to factors that may affect our financial results and operations, the price of our Class A common stock may be impacted by the financial performance and outlook of other companies in the government services market. While certain factors may affect all participants in the markets in which we operate, such as U.S. government spending conditions and changes in rules and regulations applicable to government contractors, the market for our Class A common stock may be adversely affected by financial results or negative events only affecting other market participants or financial results of such participants. While such events or results may not impact or be indicative of our current or future performance, the price of our securities may nonetheless be adversely affected as a result thereof.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We do not own any facilities or real estate. Our corporate headquarters is located at 8283 Greensboro Drive, McLean, Virginia 22102. We lease other operating offices and facilities throughout North America, and a limited number of overseas locations. Our principal offices outside of McLean, Virginia include: Annapolis Junction, Maryland; Rockville, Maryland; Laurel, Maryland; San Diego, California; Herndon, Virginia; Charleston, South Carolina; and Washington, D.C. We have a number of Sensitive Compartmented Information Facilities, which are enclosed areas within buildings that are used to perform classified work for the U.S. Intelligence Community. Many of our employees are located in facilities provided by the U.S. government. The total square footage of our leased offices and facilities is approximately 2.59 million square feet. We believe our facilities meet our current needs.

Item 3.	Legal Proceedings
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of March 31, 2017 and 2016, there were no material amounts accrued in the consolidated financial statements related to these proceedings.
Six former officers and stockholders who had departed the company prior to the acquisition have filed a total of nine suits in various jurisdictions, with original filing dates ranging from July 3, 2008 through December 15, 2009, against us and certain of our current and former directors and officers. Three of these suits were amended on July 2, 2010 and then further amended into one consolidated complaint on September 7, 2010. Another two of the original nine suits were consolidated into one complaint on September 24, 2014. Each of the suits arises out of the Acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the acquisition. Some of the suits also allege that the acquisition price paid to stockholders was insufficient. The various suits assert claims for breach of contract, tortious interference with contract, breach of fiduciary duty, civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations, violations of the Employee Retirement Income Security Act, or ERISA, and/or securities and common law fraud. Three of these suits have been dismissed with all appeals exhausted. The two suits that were consolidated into one action on September 24, 2014 were settled on April 16, 2015. One of the remaining suits has been dismissed by the United States District Court for the Southern District of California and such dismissal was upheld by the United States Court of Appeals for the Ninth Circuit. The plaintiff in this suit subsequently filed a Petition for Writ of Certiorari to the United States Supreme Court, which was denied by the United States Supreme Court on January 9, 2017. The other three remaining suits that were previously consolidated on September 7, 2010 have been dismissed by the United States District Court for the Southern District of New York and are on appeal before the United States Court of Appeals for the Second Circuit. On December 15, 2016, hearings relating to the appeal were held before the United States Court of Appeals for the Second Circuit. As of March 31, 2017, the United States Court of Appeals for the Second Circuit has not ruled on this appeal. As of March 31, 2017, the aggregate alleged damages sought in these three remaining suits was approximately $241.7 million (substantially all of which is sought to be trebled pursuant to RICO), plus punitive damages, costs, and fees. Although the outcome of any of these cases is inherently uncertain and may be materially adverse, based on current information, we do not expect them to have a material adverse effect on our financial condition and results of operations.

Item 4.	Mine Safety Disclosures
None.
Executive Officers of the Registrant
The following table sets forth information about our executive officers as of the date hereof:

Name	Age	Position
Horacio D. Rozanski	49	President and Chief Executive Officer
Lloyd W. Howell, Jr.	50	Executive Vice President, Chief Financial Officer and Treasurer
Karen M. Dahut	53	Executive Vice President
Nancy J. Laben	55	Executive Vice President, Chief Legal Officer and Secretary
Joseph Logue	52	Executive Vice President
Joseph W. Mahaffee	59	Executive Vice President, Chief Administrative Officer and Chief Information Security Officer
Susan L. Penfield	55	Executive Vice President
Elizabeth M. Thompson	62	Executive Vice President and Chief Personnel Officer
Laura S. Adams	44	Vice President, Corporate Controller and Chief Accounting Officer

Horacio D. Rozanski is our President and Chief Executive Officer and served as our Chief Operating Officer until January 1, 2015. Mr. Rozanski served as the Chief Strategy and Talent Officer in 2010 and, prior to that, Chief Personnel Officer of our company from 2002 through 2010. Mr. Rozanski joined our company in 1992 and became an Executive Vice President in 2009, our President on January 1, 2014 and our Chief Executive Officer on January 1, 2015. He serves on the board of trustees of the Jewish Primary Day School of the Nation’s Capital and the board of directors of The Center for Talent Innovation and the United States Holocaust Memorial Museum's Committee on Conscience.
Lloyd W. Howell, Jr. is an Executive Vice President of our company and our Chief Financial Officer and Treasurer since July 1, 2016. Mr. Howell previously served as the group leader for our Civil Commercial Group. Mr. Howell joined our company in 1988, left in 1991, rejoined in 1995 and became an Executive Vice President in 2005. He served as chairman of our Ethics & Compliance Committee for over seven years, until April 2014. Mr. Howell serves on the boards of directors of Integra Life Sciences, Partnership for Public Service and Capital Partners for Education. Mr. Howell also serves on the board of overseers for the School of Engineering and Applied Science at the University of Pennsylvania.
Karen M. Dahut is an Executive Vice President and is the group leader for the company's Civil Commercial Group.  Ms. Dahut joined our company in 2002 and became a Senior Vice President in 2004. Ms. Dahut led the company's Strategic Innovations Group from 2012 to April 2016. Previously, she also led the company's Analytics business and its US Navy and Marine Corps business. Ms. Dahut is a board member of the Tech Data Corporation and Northern Virginia Technology Council. She also serves on the board of trustees for Stone Ridge School of the Sacred Heart in Bethesda, Maryland.
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
Susan L. Penfield is an Executive Vice President of our company and is the group leader for our Strategic Innovation Group. Ms. Penfield has over 25 years of strategy, technology, marketing and solutions delivery experience. Prior to becoming the group leader for the Strategic Innovation Group, Ms. Penfield led the company's Health business, where she drove technology and transformation initiatives across the Federal, commercial and non-profit health space. She serves on the board of directors of the Children's Inn at the National Institutes of Health and the national Chapter of the American Red Cross. Ms. Penfield is a member of the Washington Women's Forum and the National Association for Female Executives (NAFE), and was recognized by the NAFE as its 2015 Digital Trailblazer.
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
Laura S. Adams is a Vice President of our company and our Corporate Controller and Chief Accounting Officer. Ms. Adams joined Booz Allen in January 2009 and has served as the company’s Controller since July 2014. Ms. Adams brings more than 20 years of finance and accounting specialty and industry experience, primarily in aerospace and defense and government and commercial IT management consulting services. Before joining Booz Allen, Ms. Adams was a senior manager in the audit and assurance practice of Ernst & Young from 1995 through 2008.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our Class A Common Stock began trading on the New York Stock Exchange on November 17, 2010. At the annual meeting of stockholders held on July 31, 2014, the stockholders approved a proposal to amend and restate the certificate of incorporation, which had the effect of converting all issued and outstanding shares of Class B Non-Voting Common Stock and Class C Restricted Common Stock into shares of Class A Common Stock on a one-for-one basis. The conversion was effected on August 13, 2014 when the Company filed its third amended and restated certificate of incorporation with the Secretary of State of the State of Delaware. As a result of the conversion, there were no shares of Class B Non-Voting Common Stock and Class C Restricted Common Stock outstanding at such time. On September 30, 2015, the Company purchased, at par value, all issued and outstanding shares of Class E special voting common stock in connection with the exercise of the final tranche of rollover options during the second quarter of fiscal 2016. There is no established trading market for each of our Class B Non-Voting Common Stock, Class C Restricted Common Stock, or Class E Special Voting Common Stock. On May 12, 2017, there were 60,370 beneficial holders of our Class A Common Stock. The following table sets forth, for the periods indicated, the high and low sales price per share of our Class A Common Stock as reported by the New York Stock Exchange:

	High	Low
Fiscal 2017
1st Quarter	$30.64	$27.02
2nd Quarter	31.94	29.03
3rd Quarter	38.54	29.55
4th Quarter	37.69	32.75
Fiscal 2016
1st Quarter	$29.27	$23.87
2nd Quarter	28.11	25.10
3rd Quarter	31.34	25.50
4th Quarter	31.03	25.03

Dividends
On May 18, 2016, we announced a regular quarterly cash dividend in the amount of $0.15 per share. The quarterly dividend was paid on June 30, 2016 to stockholders of record on June 10, 2016.
On July 27, 2016, we announced a regular quarterly cash dividend in the amount of $0.15 per share. The quarterly dividend was paid on August 31, 2016 to stockholders of record on August 10, 2016.
On November 2, 2016, we announced a regular quarterly cash dividend in the amount of $0.15 per share. The quarterly dividend was paid on November 30, 2016 to stockholders of record on November 10, 2016.
On January 30, 2017, we announced a regular quarterly cash dividend in the amount of $0.17 per share. The quarterly dividend was paid on February 28, 2017 to stockholders of record on February 10, 2017.
Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
The following table shows the share repurchase activity for each of the three months in the quarter ended March 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2017	129,400	$33.72	4,363,433	$295,062,266
February 2017	72,067	$33.72	2,430,114	$292,632,152
March 2017	1,029,700	$36.23	37,306,233	$255,325,918
Total	1,231,167		44,099,780

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

Use of Proceeds from Registered Securities
None.

Performance
The graph set forth below compares the cumulative shareholder return on our Common Stock between March 31, 2012 and March 31, 2017, to the cumulative return of (i) the Russell 1000 Index, (ii) the Dow Jones US Computer Services Index, and (iii) S&P Software & Services Select Industry Index over the same period. Beginning in fiscal year 2018, we will no longer show the DJ US Computer Services Index for comparative purposes. The Russell 1000 and S&P Software & Services Select Industry Indices represent better comparator groups for relative cumulative return performance to Booz Allen Hamilton. This graph assumes an initial investment of $100 on March 31, 2012 in our common stock, the Russell 1000 Index, and the Dow Jones US Computer Services Index and assumes the reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.
COMPARISON OF CUMULATIVE TOTAL RETURNS
ASSUMES $100 INVESTED ON MARCH 31, 2012
ASSUMES DIVIDEND REINVESTED

Company/Market/Peer Group	3/31/2012	3/31/2013	3/31/2014	3/31/2015	3/31/2016	3/31/2017
Booz Allen Hamilton Holding Corp	$100.00	$136.39	$254.11	$356.82	$380.98	$454.13
Russell 1000 Index	$100.00	$114.43	$140.07	$157.91	$158.70	$186.36
DJ US Computer Services Index	$100.00	$105.31	$102.92	$99.55	$98.97	$116.36
S&P Software & Services Select Industry Index	$100.00	$113.17	$146.17	$165.67	$160.97	$200.11
This performance graph and other information furnished under this Part II Item 5 of this Annual Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 6.	Selected Financial Data
The selected consolidated statements of operations data for fiscal 2017, fiscal 2016, and fiscal 2015 and the selected consolidated balance sheet data as of March 31, 2017 and 2016 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated statement of operations data for fiscal 2014 and fiscal 2013 and the selected consolidated balance sheet data as of March 31, 2015, 2014 and 2013 have been derived from audited consolidated financial statements which are not included in this Annual Report. Our historical results are not necessarily indicative of the results that may be expected for any future period. The selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report.

	Fiscal Year Ended March 31,
(In thousands, except share and per share data)	2017	2016	2015	2014	2013
Consolidated Statements of Operations:
Revenue	$5,804,284	$5,405,738	$5,274,770	$5,478,693	$5,758,059
Operating costs and expenses:
Cost of revenue	2,691,982	2,580,026	2,593,849	2,716,113	2,871,240
Billable expenses	1,751,077	1,513,083	1,406,527	1,487,115	1,532,590
General and administrative expenses	817,434	806,509	752,912	742,527	833,986
Depreciation and amortization	59,544	61,536	62,660	72,327	74,009
Total operating costs and expenses	5,320,037	4,961,154	4,815,948	5,018,082	5,311,825
Operating income	484,247	444,584	458,822	460,611	446,234
Interest expense	(62,298)	(70,815)	(71,832)	(78,030)	(70,284)
Other income (expense), net	(10,049)	5,693	(1,072)	(1,794)	(7,639)
Income before income taxes	411,900	379,462	385,918	380,787	368,311
Income tax expense	159,410	85,368	153,349	148,599	149,253
Net income	$252,490	$294,094	$232,569	$232,188	$219,058
Earnings per common share (1):
Basic	$1.69	$1.98	$1.58	$1.62	$1.56
Diluted	$1.67	$1.94	$1.52	$1.54	$1.45
Weighted average common shares outstanding (1):
Basic	148,218,968	146,494,407	145,414,120	141,314,544	134,402,729
Diluted	150,274,640	149,719,137	150,375,531	148,681,074	144,854,724
Dividends declared per share	$0.62	$0.54	$1.46	$2.40	$8.36

	As of March 31,
(In thousands)	2017	2016	2015	2014	2013
Consolidated Balance Sheets:
Cash and cash equivalents	$217,417	$187,529	$207,217	$259,994	$350,384
Working capital	193,079	249,858	299,675	309,186	469,992
Total assets	3,373,105	3,010,171	2,863,982	2,915,229	3,144,983
Long-term debt, net of current portion	1,470,174	1,484,448	1,555,761	1,567,893	1,637,098
Stockholders’ equity	573,591	408,488	186,498	171,636	226,793

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
Overview
We are a leading provider of management and technology consulting, engineering, analytics, digital solutions, mission operations, and cyber expertise to U.S. and international governments, major corporations, and not-for-profit organizations. Our ability to deliver value to our clients has always been, and continues to be, a product of the strong character, deep expertise and tremendous passion of our people. Our talent base of approximately 23,300 employees endeavor to solve problems that matter by making clients' missions their own, combining decades of consulting and domain expertise with functional expertise in areas such as analytics, digital solutions, engineering, and cyber, all fostered by a culture of innovation that extends to all reaches of the company.
Through our dedication to our clients' missions, and a commitment to evolving our business to address client needs, we have longstanding and deep relationships with our clients, some more than 75 years. We support critical missions for a diverse base of federal government clients, including nearly all of the U.S. government's cabinet-level departments, as well as increasingly for top-tier commercial and international clients. We support these clients by helping them tackle their most complex and pressing challenges such as protecting soldiers in combat and supporting their families, advancing cyber capabilities, keeping our national infrastructure secure, enabling and enhancing digital services, transforming the healthcare system, and improving government efficiency to achieve better outcomes. Our U.S. commercial clients are primarily in the financial services, healthcare and life sciences, energy, high-tech manufacturing, retail, and automotive industries. Our international clients are primarily in the Middle East, along with a growing presence in Southeast Asia.

Financial and Other Highlights
During fiscal 2017, the Company continued to invest in its long term growth strategy by investing in key capabilities and markets while also increasing headcount to deploy against the strong pipeline of captured opportunities that translated into an increase in total backlog. Revenue increased 7.4% from fiscal 2016 to fiscal 2017 primarily driven by stronger client demand, as evidenced by our backlog growth. The increase in client demand coupled with our increased client staff headcount and staff billability, resulted in increases in our direct labor and corresponding generation of revenue growth. Revenue growth was also driven by an increase in billable expenses, including subcontractors and direct material and other direct cost purchases for clients.
Operating income increased 8.9% to $484.2 million in fiscal 2017 from $444.6 million in fiscal 2016, which reflects an increase in operating margin to 8.3% from 8.2% in the comparable period. The increases in operating income and operating margin were primarily the result of the same factors driving revenue as well as positive results from improved contract performance and profitability, management's focus on indirect spending reduction initiatives, and efficiencies in general and administrative activities. Operating income was also impacted by slightly higher year-over-year net favorable revenue adjustments on contracts accounted for under the percentage of completion method along with the overall increase in revenue discussed above. These increases in operating income were partially offset by a reduction in the net decrease in the Company's provisions for the potential recovery of allowable expenses recorded during fiscal 2017 as compared to fiscal 2016, as well as an increase in certain non-routine business transaction costs.

Non GAAP Measures
We publicly disclose certain non-GAAP financial measurements, including Revenue, Excluding Billable Expenses, Adjusted Operating Income, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income, and Adjusted Diluted Earnings Per Share, or Adjusted Diluted EPS, because management uses these measures for business planning purposes, including to manage our business against internal projected results of operations and measure our performance. We view Adjusted Operating Income, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income, and Adjusted Diluted EPS as measures of our core operating business, which exclude the impact of the items detailed below, as these items are generally not operational in nature. These non-GAAP measures also provide another basis for comparing period to period results by excluding potential differences caused by non-operational and unusual or non-recurring items. In addition, we use Revenue, Excluding Billable Expenses because it provides management useful information about the Company's operating performance by excluding the impact of costs that are not indicative of the level of productivity of our consulting staff headcount and our overall direct labor, which management believes provides useful information to our investors about our core operations. We also utilize and discuss Free Cash Flow, because management uses this measure for business planning purposes, measuring the cash generating ability of the operating business, and measuring liquidity generally. We present these supplemental measures because we believe that these measures provide investors and securities analysts with important supplemental information with which to evaluate our performance, long term earnings potential, or liquidity, as applicable, and to enable them to assess our performance on the same basis as management. These supplemental performance measurements may vary from and may not be comparable to similarly titled measures by other companies in our industry. Revenue, Excluding Billable Expenses, Adjusted Operating Income, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income, Adjusted Diluted EPS, and Free Cash Flow are not recognized measurements under accounting principles generally accepted in the United States, or GAAP, and when analyzing our performance or liquidity, as applicable, investors should (i) evaluate each adjustment in our reconciliation of revenue to Revenue Excluding Billable Expenses, operating income to Adjusted Operating Income, net income to Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income and Adjusted Diluted Earnings Per Share, and net cash provided by operating activities to Free Cash Flow, (ii) use Revenue, Excluding Billable Expenses, Adjusted Operating Income, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income, and Adjusted Diluted EPS in addition to, and not as an alternative to, revenue, operating income, net income or diluted EPS, as measures of operating results, each as defined under GAAP and (iii) use Free Cash Flow in addition to, and not as an alternative to, net cash provided by operating activities as a measure of liquidity, each as defined under GAAP. We have defined the aforementioned non-GAAP measures as follows:

•
"Revenue, Excluding Billable Expenses" represents revenue less billable expenses. We use Revenue, Excluding Billable Expenses because it provides management useful information about the Company's operating performance by excluding the impact of costs that are not indicative of the level of productivity of our consulting staff headcount and our overall direct labor, which management believes provides useful information to our investors about our core operations.

•
"Adjusted Operating Income" represents operating income before: (i) adjustments related to the amortization of intangible assets resulting from the acquisition of our Company by The Carlyle Group, and (ii) transaction costs, fees, losses, and expenses, including fees associated with debt prepayments. We prepare Adjusted Operating Income to eliminate the impact of items we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature.

•
"Adjusted EBITDA" represents net income before income taxes, net interest and other expense and depreciation and amortization and before certain other items, including transaction costs, fees, losses, and expenses, including fees associated with debt prepayments. “Adjusted EBITDA Margin” is calculated as Adjusted EBITDA divided by revenue. The Company prepares Adjusted EBITDA and Adjusted EBITDA Margin to eliminate the impact of items it does not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary or non-recurring nature or because they result from an event of a similar nature.

•
"Adjusted Net Income" represents net income before: (i) adjustments related to the amortization of intangible assets resulting from the acquisition of our Company by The Carlyle Group,, (ii) transaction costs, fees, losses, and expenses, including fees associated with debt prepayments, (iii) amortization or write-off of debt issuance costs and write-off of original issue discount, and (iv) release of income tax reserves, in each case net of the tax effect where appropriate calculated using an assumed effective tax rate. We prepare Adjusted Net Income to eliminate the impact of items, net of tax, we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature.

•
"Adjusted Diluted EPS" represents diluted EPS calculated using Adjusted Net Income as opposed to net income. Additionally, Adjusted Diluted EPS does not contemplate any adjustments to net income as required under the two-class method as disclosed in the footnotes to the consolidated financial statements.

•	"Free Cash Flow" represents the net cash generated from operating activities less the impact of purchases of property and equipment.

Below is a reconciliation of Revenue, Excluding Billable Expenses, Adjusted Operating Income, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income, Adjusted Diluted EPS, and Free Cash Flow to the most directly comparable financial measure calculated and presented in accordance with GAAP.

	Fiscal Year Ended March 31,
(Amounts in thousands, except share and per share data)	2017	2016	2015
	(Unaudited)
Revenue, Excluding Billable Expenses
Revenue	$5,804,284	$5,405,738	$5,274,770
Billable expenses	1,751,077	1,513,083	1,406,527
Revenue, Excluding Billable Expenses	$4,053,207	$3,892,655	$3,868,243
Adjusted Operating Income
Operating Income	$484,247	$444,584	$458,822
Amortization of intangible assets (a)	4,225	4,225	4,225
Transaction expenses (b)	3,354	—	2,039
Adjusted Operating Income	$491,826	$448,809	$465,086
EBITDA, Adjusted EBITDA, & Adjusted EBITDA Margin
Net income	$252,490	$294,094	$232,569
Income tax expense	159,410	85,368	153,349
Interest and other, net (c)	72,347	65,122	72,904
Depreciation and amortization	59,544	61,536	62,660
EBITDA	543,791	506,120	521,482
Transaction expenses (b)	3,354	—	2,039
Adjusted EBITDA	$547,145	$506,120	$523,521
Revenue	$5,804,284	$5,405,738	$5,274,770
Adjusted EBITDA Margin	9.4%	9.4%	9.9%
Adjusted Net Income
Net income	$252,490	$294,094	$232,569
Amortization of intangible assets (a)	4,225	4,225	4,225
Transaction expenses (b)	3,354	—	2,039
Release of income tax reserves (d)	—	(53,301)	—
Amortization or write-off of debt issuance costs and write-off of original issue discount	8,866	5,201	6,545
Adjustments for tax effect (e)	(6,578)	(3,770)	(5,124)
Adjusted Net Income	$262,357	$246,449	$240,254
Adjusted Diluted Earnings Per Share
Weighted-average number of diluted shares outstanding	150,274,640	149,719,137	150,375,531
Adjusted Net Income Per Diluted Share (f)	$1.75	$1.65	$1.60
Free Cash Flow
Net cash provided by operating activities	$382,277	$249,234	$309,958
Less: Purchases of property and equipment	(53,919)	(66,635)	(36,041)
Free Cash Flow	$328,358	$182,599	$273,917

(a)	Reflects amortization of intangible assets resulting from the acquisition of our Company by The Carlyle Group.

(b)
Fiscal 2017 reflects debt refinancing costs incurred in connection with the refinancing transaction consummated on July 13, 2016. Fiscal 2015 reflects debt refinancing costs incurred in connection with the refinancing transaction consummated on May 7, 2014.

(c)	Reflects the combination of Interest expense and Other income (expense), net from the consolidated income statement.

(d)	Release of pre-acquisition income tax reserves assumed by the Company in connection with the acquisition of our Company by The Carlyle Group.

(e)	Reflects tax effect of adjustments at an assumed marginal tax rate of 40%.

(f)
Excludes an adjustment of approximately $2.3 million, $3.5 million, and $3.4 million of net earnings for fiscal 2017, 2016, and 2015, respectively, associated with the application of the two-class method for computing diluted earnings per share.

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

•
cost cutting and efficiency initiatives, current and future budget restrictions, continued implementation of Congressionally mandated automatic spending cuts and other efforts to reduce U.S. government spending, could cause clients to reduce or delay funding for orders for services or invest appropriated funds on a less consistent or rapid basis or not at all, particularly when considering long-term initiatives and in light of uncertainty around Congressional efforts to approve funding of the U.S. government and to craft a long-term agreement on the U.S. government's ability to incur indebtedness in excess of its current limits and generally in the current political environment, there is a risk that clients will not issue task orders in sufficient volume to reach current contract ceilings, alter historical patterns of contract awards, including the typical increase in the award of task orders or completion of other contract actions by the U.S. government in the period before the end of the U.S. government's fiscal year on September 30, delay requests for new proposals and contract awards, rely on short-term extensions and funding of current contracts, or reduce staffing levels and hours of operation;

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

•
legislative and regulatory changes to limitations on the amount of allowable executive compensation permitted under flexibly priced contracts following adoption of interim rules adopted by federal agencies implementing a section of the Bipartisan Budget Act of 2013, which substantially further reduce the amount of allowable executive compensation under these contracts and extend these limitations to a larger segment of our executives and our entire contract base;

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

•	changes in agency and mission priorities anticipated in the Department of Defense and Civilian agency landscape with the presidential and administration transition.
Sources of Revenue
Substantially all of our revenue is derived from services provided under contracts and task orders with the U.S. government, primarily by our consulting staff and, to a lesser extent, our subcontractors. Funding for our contracts and task orders is generally linked to trends in budgets and spending across various U.S. government agencies and departments. We provide services under a large portfolio of contracts and contract vehicles to a broad client base, and we believe that our diversified contract and client base lessens potential volatility in our business; however, a reduction in the amount of services that we are contracted to provide to the U.S. government or any of our significant U.S. government clients could have a material adverse effect on our business and results of operations. In particular, the Department of Defense is one of our significant clients, and the Budget Control Act of 2011 (as amended by the American Taxpayer Relief Act of 2012, the Bipartisan Budget Act of 2013 and the Bipartisan Budget Act of 2015), provides for automatic spending cuts (referred to as sequestration) totaling approximately $1.2 trillion between 2013 and 2021, including an estimated $500 billion in federal defense spending cuts over this time period. The Bipartisan Budget Act of 2015 raised existing spending caps on defense spending by $15 billion for government fiscal 2017, but did not address spending caps beyond the government fiscal 2017. For example, under the Budget Control Act of 2011, as amended, approximately $91 billion in spending cuts are anticipated for the government fiscal year 2018. A reduction in the amount of services that we are contracted to provide to the Department of Defense could have a material adverse effect on our business and results of operations, and given the uncertainty of when and how these automatic reductions may be applied, we are unable to predict the nature or magnitude of the potential adverse effect.
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
The table below presents the percentage of total revenue for each type of contract:

	Fiscal Year Ended March 31,
	2017	2016	2015
Cost-reimbursable (1)	50%	51%	55%
Time-and-materials	26%	26%	25%
Fixed-price (2)	24%	23%	20%

(1)	Includes both cost-plus-fixed-fee and cost-plus-award-fee contracts.

(2)	Includes fixed-price level of effort contracts.
Contract Diversity and Revenue Mix
We provide services to our clients through a large number of single award contracts and contract vehicles and multiple award contract vehicles. Most of our revenue is generated under indefinite delivery/indefinite quantity, or IDIQ, contract vehicles, which include multiple award government wide acquisition contract vehicles, or GWACs, and General Services Administration Multiple Award Schedule Contracts, or GSA schedules, and certain single award contracts. GWACs and GSA schedules are available to all U.S. government agencies. Any number of contractors typically compete under multiple award IDIQ contract vehicles for task orders to provide particular services, and we earn revenue under these contract vehicles only to the extent that we are successful in the bidding process for task orders. No single task order under any IDIQ contract represented more than 2.7% of our revenue in fiscal 2017. No single definite contract accounted for more than 3% of our revenue in fiscal 2017.
We generate revenue under our contracts and task orders through our provision of services as both a prime contractor and subcontractor, as well as from the provision of services by subcontractors under contracts and task orders for which we act as the prime contractor. For fiscal 2017, 2016, and 2015, 91%, 90%, and 91%, respectively, of our revenue was generated by contracts and task orders for which we served as a prime contractor; 9%, 10%, and 9%, respectively, of our revenue was generated by contracts and task orders for which we served as a subcontractor; and 25%, 24%, and 23%, respectively, of our revenue was generated by services provided by our subcontractors. The mix of these types of revenue affects our operating margin. Substantially all of our operating margin is derived from direct consulting staff labor as the portion of our operating margin derived from fees we earn on services provided by our subcontractors is not significant. We view growth in direct consulting staff labor as the primary driver of earnings growth. Direct consulting staff labor growth is driven by consulting staff headcount growth, after attrition, and total backlog growth.
Our People
Revenue from our contracts is derived from services delivered by consulting staff and, to a lesser extent, from our subcontractors. Our ability to hire, retain, and deploy talent with skills appropriately aligned with client needs is critical to our ability to grow our revenue. We continuously evaluate whether our talent base is properly sized and appropriately compensated and contains an optimal mix of skills to be cost competitive and meet the rapidly evolving needs of our clients. We seek to achieve that result through recruitment and management of capacity and compensation. As of March 31, 2017, 2016, and 2015 we employed approximately 23,300, 22,600, and 22,500 people, respectively, of which approximately 21,000, 20,300, and 20,500, respectively, were consulting staff.
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

Backlog does not include any task orders under IDIQ contracts, except to the extent that task orders have been awarded to us under those contracts.
The following table summarizes the value of our contract backlog at the respective dates presented:

	Fiscal Year Ended March 31,
	2017	2016	2015
	(In millions)
Backlog:
Funded	$2,815	$2,673	$2,691
Unfunded (1)	3,098	2,546	2,121
Priced options	7,679	6,595	4,548
Total backlog	$13,592	$11,814	$9,360

(1)
Amounts as of fiscal 2015 reflect a reduction by management to the revenue value of orders for services under one then-existing single award IDIQ contract the Company had for several years, based on an established pattern of funding under this contract by the U.S. government.

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
We view growth in total backlog and consulting staff headcount as the two key measures of our potential business growth. Growing and deploying consulting staff is the primary means by which we are able to achieve profitable revenue growth. To the extent that we are able to hire additional consulting staff and deploy them against funded backlog, we generally recognize increased revenue. Total backlog increased by 15.1% from March 31, 2016 to March 31, 2017 and increased 26.2% from March 31, 2015 to March 31, 2016. Additions to funded backlog, during fiscal 2017 and 2016 totaled $5.9 billion and

$5.4 billion, respectively, with the increase from fiscal 2016 to fiscal 2017 due to the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the subsequent funding of priced options. We report internally on our backlog on a monthly basis and review backlog upon occurrence of certain events to determine if any adjustments are necessary.
We cannot predict with any certainty the portion of our backlog that we expect to recognize as revenue in any future period and we cannot guarantee that we will recognize any revenue from our backlog. The primary risks that could affect our ability to recognize such revenue on a timely basis or at all are: program schedule changes, contract modifications, and our ability to assimilate and deploy new consulting staff against funded backlog; cost cutting initiatives and other efforts to reduce U.S. government spending, which could reduce or delay funding for orders for services; and delayed funding of our contracts due to delays in the completion of the U.S. government's budgeting process and the use of continuing resolutions by the U.S. government to fund its operations. Funded backlog includes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the funded backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a pre-determined expiration date such as the end of the U.S. government's fiscal year. The revenue value of orders included in funded backlog that has not been recognized as revenue due to period of performance expirations has not exceeded approximately 7.8% of funded backlog as of the end of any of the four fiscal quarters preceding the fiscal quarter ended March 31, 2017. In our recent experience, none of the following additional risks have had a material negative effect on our ability to realize revenue from our funded backlog: the unilateral right of the U.S. government to cancel multi-year contracts and related orders or to terminate existing contracts for convenience or default; in the case of unfunded backlog, the potential that funding will not be made available; and, in the case of priced options, the risk that our clients will not exercise their options.
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

Critical Accounting Estimates and Policies
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the consolidated financial statements as well as the reported amounts of revenue and expenses during the reporting period. Management evaluates these estimates and assumptions on an ongoing basis. Our estimates and assumptions have been prepared on the basis of the most current reasonably available information. Actual results may differ from these estimates under different assumptions or conditions.
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
Revenue Recognition and Cost Estimation
Substantially all of our revenue is derived from contracts to provide professional services to the U.S. government and its agencies. In most cases, we recognize revenue as work is performed. We recognize revenue for cost-reimbursable-plus-fixed-fee contracts with the U.S. government as hours are worked based on reimbursable and allowable costs, recoverable indirect costs and an accrual for the fixed fee component of these contracts. Executive compensation that we determine to be allowable for cost reimbursement based on management's estimates is recognized as revenue, net of reserves. Management's estimates in this regard are based on a number of factors that may change over time, including executive compensation survey data, our and other government contractors' experiences with the DCAA audit practices in our industry, and relevant decisions of courts and boards of contract appeals. Many of our U.S. government contracts include award fees, which are earned based on the client’s evaluation of our performance. We have significant history with the client for the majority of contracts on which we earn award fees. That history and management's evaluation and monitoring of performance form the basis for our ability to estimate such fees over the life of the contract. Based on these estimates, we recognize award fees as work on the contracts is performed. Revisions to these estimates may result in increases or decreases to revenue and income, and are reflected in the consolidated financial statements in periods in which they are identified. Historically, revisions to these estimates have not had a material effect on our results of operations.
Revenue for time-and-materials contracts is recognized as services are performed, generally on the basis of contract allowable labor hours worked multiplied by the contract-defined billing rates, plus allowable direct costs and indirect cost allocations associated with materials used and other direct expenses incurred in connection with the performance of the contract.
For fixed-price contracts, we primarily recognize revenue on the percentage-of-completion basis with progress toward completion of a particular contract based on actual costs incurred relative to total estimated costs to be incurred over the life of the contract. On some fixed-price contracts we may use an alternative input method to calculate the percent complete, such as labor hours or labor dollars. This method is used when a contract contains significant, up-front material purchases resulting in costs incurred that are not representative of the actual progress on the contract. Profits on fixed-price contracts result from the difference between the incurred costs used to calculate the percentage of completion and the revenue earned. These methods are followed where reasonably dependable estimates of revenue and costs under the contract can be made. If we are unable to reasonably estimate revenue or cost, the completed contract method is used. Historically, we have been able to reasonably estimate total contract revenue and costs and such estimates are regularly reviewed. Recorded revenue and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenue and income, and are reflected in the consolidated financial statements in the periods in which they are first identified. If our estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Estimating costs under our long-term contracts is complex and involves significant judgment. Factors that must be considered in making estimates include labor productivity and availability, the nature and technical complexity of the work to be performed, potential performance delays, warranty obligations, availability and timing of funding from the client, progress toward completion, and recoverability of claims. Adjustments to original estimates are often required as work progresses and additional information becomes known, even though the scope of the work required under the contract may not change. Any adjustment as a result of a change in estimates is made when facts develop, events become known, or an adjustment is otherwise warranted, such as in the case of a contract modification. We have procedures and processes in place to monitor the actual progress of a project against estimates and our estimates are updated if circumstances are warranted. Historically, revisions to our estimates have not had a material effect on our results of operations.

Business Combinations
The accounting for the Company's business combinations consists of allocating the purchase price to tangible and intangible assets acquired and liabilities assumed based on their fair values, with the excess recorded as goodwill. Certain fair value measurements include inputs that are unobservable, requiring management to make judgments and estimates that can be affected by contract performance and other factors over time, which may cause final amounts to differ materially from original estimates. We have up to one year from the acquisition date to use additional information obtained to adjust the fair value of the acquired assets and liabilities which may result in changes to the recorded values with an offsetting adjustment to goodwill.
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
During the fiscal year ended March 31, 2017, the Company recorded impairment charges related to intangible assets acquired in an acquisition. During the fiscal years ended March 31, 2016, and 2015, the Company did not record any impairment of intangible assets. We do not consider any of the goodwill, trade name, or other amortizable intangible assets at risk of impairment.
Share-Based Payments
We use the Black-Scholes option-pricing model to estimate the fair value for stock options. Critical inputs into the Black-Scholes option-pricing model include the following: option exercise price, fair value of the stock price, expected life of the option, annualized volatility of the stock, annual rate of quarterly dividends on the stock, and the risk-free interest rate.
During fiscal 2017, the Company’s Board of Directors authorized and declared recurring cash dividends in the amount of $0.15 per share (declared in the first three quarters) and $0.17 per share (declared in the fourth quarter) to holders of Booz Allen Holding’s Class A Common Stock. Therefore, an annualized dividend yield between 1.90% and 1.94% was used in the Black-Scholes option-pricing model for all grants made during the fiscal year. Implied volatility is calculated as of each grant date based on our historical volatility along with an assessment of the historical volatility of a peer group of publicly traded companies. Until the historical volatility of the Company is available for a period consistent with the expected option term, we will continue to compare to a peer group volatility data to estimate expected volatility for future option grants. Other than the expected life of the option, volatility is the most sensitive input to our option grants. To be consistent with all other implied calculations, the same peer group used to calculate other implied metrics is also used to calculate implied volatility. The expected term is estimated using historical exercise patterns of our equity award recipients.
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
Accounting for Income Taxes
Provisions for federal, state, and foreign income taxes are calculated from the income reported on our consolidated financial statements based on current tax law and also include the cumulative effect of any changes in tax rates from those previously used in determining deferred tax assets and liabilities. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for purposes of preparing consolidated financial statements than for income tax purposes.

Significant judgment is required in determining income tax provisions and evaluating tax positions. We establish reserves for uncertain tax positions when, despite the belief that our tax positions are supportable, there remains uncertainty in a tax position taken in our previously filed income tax returns. For tax positions where it is more likely than not that a tax benefit will be sustained, we record the largest amount of tax benefit with a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. To the extent we prevail in matters for which accruals have been established or are required to pay amounts in excess of reserves, our effective tax rate in a given consolidated financial statement period may be materially impacted.
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
Recent Accounting Pronouncements
See Note 2 to our accompanying audited consolidated financial statements for information related to our adoption of new accounting standards and for information on our anticipated adoption of recently issued accounting standards.
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
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and have been prepared in accordance with GAAP, and the rules and regulations of the U.S. Securities and Exchange Commission, or SEC. All intercompany balances and transactions have been eliminated in consolidation.
The accompanying consolidated financial statements and notes of the Company include its subsidiaries, and the joint ventures and partnerships over which the Company has a controlling financial interest. The Company uses the equity method to account for investments in entities that it does not control if it is otherwise able to exert significant influence over the entities' operating and financial polices.
The Company’s fiscal year ends on March 31 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31. The accompanying consolidated financial statements present the financial position of the Company as of March 31, 2017 and 2016 and the Company’s results of operations for fiscal 2017, fiscal 2016, and fiscal 2015.
Certain amounts reported in the Company's prior year consolidated financial statements have been reclassified to conform to the current year presentation.

Results of Operations
The following table sets forth items from our consolidated statements of operations for the periods indicated:

	Fiscal Year Ended March 31,			Fiscal 2017 Versus Fiscal 2016	Fiscal 2016 Versus Fiscal 2015
	2017	2016	2015
	(In thousands)
Revenue	$5,804,284	$5,405,738	$5,274,770	7.4%	2.5%
Operating costs and expenses:
Cost of revenue	2,691,982	2,580,026	2,593,849	4.3%	(0.5)%
Billable expenses	1,751,077	1,513,083	1,406,527	15.7%	7.6%
General and administrative expenses	817,434	806,509	752,912	1.4%	7.1%
Depreciation and amortization	59,544	61,536	62,660	(3.2)%	(1.8)%
Total operating costs and expenses	5,320,037	4,961,154	4,815,948	7.2%	3.0%
Operating income	484,247	444,584	458,822	8.9%	(3.1)%
Interest expense	(62,298)	(70,815)	(71,832)	(12.0)%	(1.4)%
Other income (expense), net	(10,049)	5,693	(1,072)	NM	NM
Income before income taxes	411,900	379,462	385,918	8.5%	(1.7)%
Income tax expense	159,410	85,368	153,349	86.7%	(44.3)%
Net income	$252,490	$294,094	$232,569	(14.1)%	26.5%
NM - Not meaningful
Fiscal 2017 Compared to Fiscal 2016
Revenue
Revenue increased to $5,804.3 million from $5,405.7 million, or a 7.4% increase, primarily driven by stronger client demand, as evidenced by our backlog growth. The increase in client demand coupled with our increased client staff headcount and staff billability, resulted in increases in our direct labor and corresponding generation of revenue growth. Revenue growth was also driven by an increase in billable expenses, including subcontractors and direct material and other direct cost purchases for clients. Conversions to funded backlog during fiscal 2017 totaled $5.9 billion in comparison to $5.4 billion for the comparable year with the increase from fiscal 2016 to fiscal 2017 due to the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the subsequent funding of priced options.
Cost of Revenue
Cost of revenue increased to $2,692.0 million from $2,580.0 million, or a 4.3% increase. This increase was primarily due to an increase in salaries and salary-related benefits of $98.4 million and an increase in incentive compensation of $5.4 million. The increase in salaries and salary-related benefits was driven by an increase in headcount growth, annual base salary increases and consulting staff spending more time on direct contract activities. Cost of revenue as a percentage of revenue was 46.4% and 47.7% in fiscal 2017 and fiscal 2016, respectively.
Billable Expenses
Billable expenses increased to $1,751.1 million from $1,513.1 million, or a 15.7% increase. The overall increase was primarily attributable to an increase in use of subcontractors in the current year driven by client demand. In addition, contracts which require the Company to incur direct expenses on behalf of our clients have increased over the prior year period. Billable expenses as a percentage of revenue were 30.2% and 28.0% in fiscal 2017 and fiscal 2016, respectively.
General and Administrative Expenses
General and administrative expenses increased to $817.4 million from $806.5 million, or a 1.4% increase, primarily due to the correction of an immaterial misstatement discussed in Note 13. In addition the Company recorded an impairment charge of $3.8 million for the technologies, customer relationships and other intangible assets related to a business acquisition. These increases were partially offset by decreases in occupancy costs and other business expenses of approximately $11.6 million. General and administrative expenses as a percentage of revenue were 14.1% and 14.9% for fiscal 2017 and fiscal 2016, respectively.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased to $59.5 million from $61.5 million, or a 3.2% decrease, primarily due to a decrease in depreciation expense resulting from the effect of lower capital expenditures in prior years.
Interest Expense
Interest expense decreased to $62.3 million from $70.8 million, or a 12.0% decrease, primarily as a result of the Third Amendment to the Credit Agreement consummated in July 2016, which reduced interest expense for fiscal 2017 as compared to fiscal 2016.
Income Tax Expense
Income tax expense increased to $159.4 million from $85.4 million, or an 86.7% increase. The effective tax rate increased from 22.5% in fiscal 2016 to 38.7% in fiscal 2017, primarily due to the release of uncertain tax position reserves in the prior year.
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
Billable Expenses
Billable expenses increased to $1,513.1 million from $1,406.5 million, or a 7.6% increase. The overall increase was primarily attributable to an increase in small business procurement goals set by the government which required the Company to utilize more subcontractors in the current year. In addition, contracts which require the Company to incur direct expenses on behalf of our clients has increased over the prior year period. Billable expenses as a percentage of revenue were 28.0% and 26.7% in fiscal 2016 and fiscal 2015, respectively.
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
Income Tax Expense

Income tax expense decreased to $85.4 million from $153.3 million, or a 44.3% decrease, primarily due to a decrease in the effective tax rate in fiscal 2016 from 39.7% to 22.5%. The effective tax rate decreased primarily due to the release of uncertain tax position reserves and certain income tax credits recognized in fiscal 2016.
Liquidity and Capital Resources
As of March 31, 2017, our total liquidity was $587.4 million, consisting of $217.4 million of cash and cash equivalents and $370.0 million available under the Revolving Credit Facility. In the opinion of management, we will be able to meet our liquidity and cash needs through a combination of cash flows from operating activities, available cash balances, and available borrowing under the Revolving Credit Facility. If these resources need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities.
The following table presents selected financial information for the periods presented:

	Fiscal Year Ended March 31,
	2017	2016	2015
	(In thousands)
Cash and cash equivalents	$217,417	$187,529	$207,217
Total debt	$1,663,324	$1,597,261	$1,612,824

Net cash provided by operating activities	$382,277	$249,234	$309,958
Net cash used in investing activities	(300,896)	(117,753)	(60,575)
Net cash used in financing activities	(51,493)	(151,169)	(302,160)
Total increase (decrease) in cash and cash equivalents	$29,888	$(19,688)	$(52,777)
From time to time we evaluate alternative uses for excess cash resources once our operating cash flow and required debt servicing needs have been met. Some of the possible uses of our remaining excess cash at any point in time may include funding strategic acquisitions, further investment in our business, and returning value to shareholders through share repurchases, recurring dividends, and special dividends. While the timing and financial magnitude of these possible actions are currently indeterminable, the Company expects to be able to manage and adjust its capital structure in the future to meet its liquidity needs.
Historically, we have been able to generate sufficient cash to fund our operations, mandatory debt and interest payments, capital expenditures, and discretionary funding needs. However, due to fluctuations in cash flows, including as a result of the trends and developments described above under "—Factors and Trends Affecting Our Results of Operations" relating to U.S. government cost-cutting, reductions or delays in the U.S. government appropriations and spending process and other budgetary matters, it may be necessary from time-to-time in the future to borrow under our Secured Credit Facility to meet cash demands. While the timing and financial magnitude of these possible actions are currently indeterminable, we expect to be able to manage and adjust our capital structure to meet our liquidity needs. Our expected liquidity and capital structure may also be impacted by discretionary investments and acquisitions that we could pursue. We anticipate that cash provided by operating activities, existing cash and cash equivalents, and borrowing capacity under our Revolving Credit Facility will be sufficient to meet our anticipated cash requirements for the next twelve months, which primarily include:

•	operating expenses, including salaries;

•	working capital requirements to fund the growth of our business;

•	capital expenditures which primarily relate to the purchase of computers, business systems, furniture and leasehold improvements to support our operations;

•	commitments and other discretionary investments;

•	debt service requirements for borrowings under our Secured Credit Facility and interest payments for the Notes; and

•	cash taxes to be paid.
Our ability to fund our operating needs depends, in part, on our ability to continue to generate positive cash flows from operations or, if necessary, raise cash in the capital markets.

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
Accounts receivable is the principal component of our working capital and is generally driven by revenue growth with other short-term fluctuations related to the payment practices of our clients. Our accounts receivable reflect amounts billed to our clients as of each balance sheet date. Our clients generally pay our invoices within 30 days of the invoice date. At any month-end, we also include in accounts receivable the revenue that was recognized in the preceding month, which is generally billed early in the following month. Finally, we include in accounts receivable amounts related to revenue accrued in excess of amounts billed, primarily on our fixed-price and cost-reimbursable-plus-award-fee contracts. The total amount of our accounts receivable can vary significantly over time, but is generally sensitive to revenue levels. Total accounts receivable (billed and unbilled combined, net of allowance for doubtful accounts) days sales outstanding, or DSO, which we calculate by dividing total accounts receivable by revenue per day during the relevant fiscal quarter, was 60 for both March 31, 2017 and 2016.
Operating Cash Flow
Net cash provided by operations is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from clients in a timely manner, and our ability to manage our vendor payments. Continued uncertainty in global economic conditions may also affect our business as customers and suppliers may decide to downsize, defer, or cancel contracts, which could negatively affect the operating cash flows. Net cash provided by operations was $382.3 million in fiscal 2017 compared to $249.2 million in the same prior year period, or a 53.4% increase. The increase in net cash provided by operations was primarily due to overall revenue and profitability growth while managing working capital needs inclusive of maintaining timely collections of cash at a DSO of 60 as of March 31, 2017 while managing vendor payments. Cash from operations also benefited from a reduction in cash taxes paid.
Investing Cash Flow
Net cash used in investing activities was $300.9 million in fiscal 2017 compared to $117.8 million in the prior year period, or a 155.5% increase. The increase in net cash used in investing activities was primarily due to the Company's acquisition of eGov Holdings, Inc. (d/b/a Aquilent) on January 24, 2017.
Financing Cash Flow
Net cash used in financing activities was $51.5 million in fiscal 2017 compared to $151.2 million in the prior year period, or a 65.9% decrease. The decrease in net cash used in financing activities was primarily due to a decrease in payments of dividend equivalents to option holders of $29.5 million primarily as a result of the final exercise or termination of all remaining rollover options. In addition, during fiscal 2017, the Company borrowed $575.0 million on its Revolving Credit Facility of which $480.0 million was repaid as of March 31, 2017, as compared to fiscal 2016 where the Company borrowed $273.0 million and repaid $238.0 million as of March 31, 2016, resulting in an increase in cash of $60.0 million year over year.
Dividends and Share Repurchases
The Company paid $0.62 in dividends per share to shareholders of record in fiscal 2017. On May 22, 2017, the Company announced a regular quarterly cash dividend in the amount of $0.17 per share. The quarterly dividend is payable on June 30, 2017 to stockholders of record on June 10, 2017.
The following table summarizes the cash distributions recognized in the consolidated statement of cash flows:

	Fiscal Year Ended March 31,
	2017	2016	2015
	(In thousands)
Recurring dividends (1)	$92,925	$80,015	$67,846
Special dividends (2)	—	—	147,248
Dividend equivalents (3)	2,254	31,802	47,110
Total distributions	$95,179	$111,817	$262,204

(1) Amounts represent recurring dividends that were declared and paid for during each quarter of fiscal 2017, 2016, and 2015, respectively.
(2) Amounts represent aggregate special dividends of $1.00 per share ($1.00 paid on August 29, 2014) that were declared and paid for during fiscal 2015, respectively.
(3) Dividend equivalents are distributions made to option holders equal to the previously declared special dividends.
On December 12, 2011, the Board of Directors authorized the repurchase of up to $30.0 million of our shares. On January 27, 2015, the share repurchase authorization was increased to $180.0 million. On January 25, 2017, the Board of Directors approved an increase to share repurchase authorization from $180.0 million to $410.0 million. During fiscal 2017 and 2016, the Company purchased 1.3 million and 2.1 million shares of the Company’s Class A Common Stock for an aggregate of $46.4 million and $54.9 million respectively. Following the aforementioned repurchases, as of March 31, 2017, the Company had $255.3 million remaining under the repurchase program. Any determination to pursue one or more of the above alternative uses for excess cash is subject to the discretion of our Board of Directors, and will depend upon various factors, including our results of operations, financial condition, liquidity requirements, restrictions that may be imposed by applicable law, our contracts, and our Credit Agreement, as amended, and other factors deemed relevant by our Board of Directors.
Indebtedness
Our debt totaled $1,663.3 million and $1,597.3 million as of March 31, 2017 and 2016, respectively. Our debt bears interest at specified rates and is held by a syndicate of lenders (see Note 11 in our consolidated financial statements).
On July 13, 2016 and February 6, 2017, Booz Allen Hamilton Inc. ("Booz Allen Hamilton"), Booz Allen Hamilton Investor Corporation ("Investor") and certain wholly-owned subsidiaries of Booz Allen Hamilton entered into the Third Amendment (the “Third Amendment”) and the Fourth Amendment (the "Fourth Amendment), respectively, to the Credit Agreement (the “Credit Agreement”), dated as of July 31, 2012, among Booz Allen Hamilton, Investor, certain wholly owned subsidiaries of Booz Allen Hamilton and Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Lender (as previously amended by the First Amendment to the Credit Agreement, dated as of August 16, 2013 and the Second Amendment to the Credit Agreement, dated as of May 7, 2014). Pursuant to the Third Amendment, Booz Allen Hamilton borrowed approximately $441 million of additional Term Loan A, with such funds used to pay off a portion of the Term Loan B facility. The Third Amendment also extended the maturity date of Term Loan A and the termination date for the revolving credit facility to June 30, 2021 and extended the maturity date of Term Loan B to June 30, 2023. The Third Amendment also amended certain existing debt covenants to provide greater operational and financial flexibility. Pursuant to the Fourth Amendment, the Company reduced the interest rate spread applicable to Term Loan B. The interest rate spread applicable to Term Loan A remained unchanged.
Prior to the Fourth Amendment, $399 million was outstanding under Term Loan B. Pursuant to the Fourth Amendment, certain lenders converted their existing Term Loan B loans into a new tranche of Term Loan B loans in an aggregate amount, along with Term Loan B loans advanced by certain new lenders, of approximately $399 million. The proceeds from the new lenders were used to prepay in full all of the Existing Term Loan B loans that were not converted into the new Term Loan B tranche.
As of March 31, 2017, the Credit Agreement, as amended, provided the Company with a $1,153 million Term Loan A and a $398.0 million Term Loan B, and a $500.0 million Revolving Credit Facility, with a sublimit for letters of credit of $100.0 million. Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement, as amended, are secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement, as amended, and related documentation. Subject to specified conditions, without the consent of the then-existing lenders (but subject to the receipt of commitments), the Term Loans or Revolving Credit Facility may be expanded (or a new term loan facility or revolving credit facility added to the existing facilities) by up to (i) $400 million plus (ii) the aggregate principal amount under which pro forma consolidated net secured leverage remains less than or equal to 3.50:1.00.
Booz Allen Hamilton occasionally borrows under the Revolving Credit Facility in anticipation of cash demands. During fiscal 2017 and 2016, Booz Allen Hamilton accessed a total of $575.0 million and $273.0 million, respectively of its $500.0 million Revolving Credit Facility. As of March 31, 2017, $130.0 million was outstanding on the Revolving Credit Facility. As of March 31, 2016, $35.0 million was outstanding on the Revolving Credit Facility.
The Credit Agreement, as amended, requires quarterly principal payments of 1.25% of the stated principal amount of Term Loan A until maturity, and quarterly principal payments of 0.25% of the stated principal amount of Term Loan B until maturity.
At our option, borrowings under the Secured Credit Facility bear interest based either on LIBOR (adjusted for maximum reserves, and subject to a floor of zero) for the applicable interest period or a base rate (equal to the highest of (x) the administrative agent’s prime corporate rate, (y) the overnight federal funds rate plus 0.50% and (z) three-month LIBOR (adjusted for maximum reserves, and subject to a floor of zero) plus 1.00%), in each case plus an applicable margin, payable at the end of the applicable interest period and in any event at least quarterly. The applicable margin for Term Loan B is 2.25% for LIBOR loans and 1.25% for base rate loans. The applicable margin for Term Loan A and borrowings under the Revolving Credit Facility ranges from 1.50% to 2.25% for LIBOR loans and 0.50% to 1.25% for base rate loans, in each case based on Booz Allen Hamilton’s consolidated total net leverage ratio. Unused commitments under the Revolving Credit Facility are subject to a quarterly fee ranging from 0.30% to 0.40% based on Booz Allen Hamilton’s consolidated total net leverage ratio.
We also have agreed to pay customary letter of credit and agency fees. As of March 31, 2017 and 2016, we were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that totaled $8.6 million and $6.6 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At March 31, 2017 and 2016, approximately $1.7 million and $1.8 million of these instruments reduce our available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $10.0 million facility established in fiscal 2015, of which $3.1 million and $5.2 million, respectively, was available to us at March 31, 2017 and 2016. As of March 31, 2017, we had $368.3 million of capacity available for additional borrowings under the Revolving Credit Facility.
The Credit Agreement, as amended, contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants include limitations on the following, in each case subject to certain exceptions: (i) indebtedness and liens, (ii) mergers, consolidations or amalgamations, liquidations, wind-ups or dissolutions, and disposition of all or substantially all assets; (iii) dispositions of property; (iv) restricted payments; (v) investments; (vi) transactions with affiliates; (vii) sale and lease back transactions; (viii) change in fiscal periods; (ix) negative pledges; (x) restrictive agreements; (xi) line of business; and (xii) speculative hedging. The events of default include the following, in each case subject to certain exceptions: (a) failure to make required payments under the Secured Credit Facility; (b) material breaches of representations or warranties under the Secured Credit Facility; (c) failure to observe covenants or agreements under the Secured Credit Facility; (d) failure to pay or default under certain other material indebtedness; (e) bankruptcy or insolvency; (f) certain ERISA events; (g) certain material judgments; (h) actual or asserted invalidity of the Guarantee and Collateral Agreements or the other security documents or failure of the guarantees or perfected liens thereunder; and (i) a change of control. In addition, we are required to meet certain financial covenants at each quarter end, namely Consolidated Net Total Leverage and Consolidated Net Interest Coverage Ratios. As of March 31, 2017, we were compliant with these covenants.
During fiscal 2017, interest payments of $28.8 million and $19.5 million were made for the Term Loan A and Term Loan B facilities, respectively. During fiscal 2016, interest payments of $22.0 million and $34.7 million were made for the Term Loan A and Term Loan B facilities, respectively.
The total outstanding debt balance is recorded in the accompanying consolidated balance sheets net of unamortized discount and debt issuance costs of $18.1 million and $20.7 million as of March 31, 2017 and 2016, respectively.
On April 25, 2017, Booz Allen Hamilton issued $350 million aggregate principal amount of its 5.125% Senior Notes (the "Notes") due 2025 under an Indenture, dated April 25, 2017, among Booz Allen Hamilton, certain subsidiaries of Booz Allen Hamilton, as guarantors (the “Subsidiary Guarantors”), and Wilmington Trust, National Association, as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of April 25, 2017, among Booz Allen Hamilton, the Subsidiary Guarantors and the Trustee. The proceeds from the sale have been used to repay all outstanding loans under the Revolving Credit Facility. Booz Allen Hamilton intends to use the remaining proceeds for working capital and other general corporate purposes, which may include the repayment of a portion or all of the outstanding DPO. (See Note 24 in our consolidated financial statements).
On April 6, 2017, Booz Allen Hamilton executed a series of interest rate swaps totaling $300 million in order to manage the interest rate risk related to the floating portion of its term loan debt. The Company's objectives in using cash flow hedges are to reduce volatility to interest rate movements and to add stability to interest expense (See Note 24 in our consolidated financial statements).
Capital Structure and Resources
Our stockholders’ equity amounted to $573.6 million as of March 31, 2017, an increase of $165.1 million compared to stockholders’ equity of $408.5 million as of March 31, 2016. The increase was primarily due to net income of $252.5 million in fiscal 2017, $18.2 million in excess tax benefits for the exercise of stock options, and stock-based compensation expense of $21.2 million, partially offset by $92.9 million in dividend payments and a $46.5 million increase in treasury stock resulting from the repurchase of shares of our Class A Common stock during fiscal 2017.
Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any material off-balance sheet arrangements.
Contractual Obligations
The following table summarizes our contractual obligations that require us to make future cash payments as of March 31, 2017. For contractual obligations, we included payments that we have an unconditional obligation to make.

	Payments Due by Fiscal Periods
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 years
	(In thousands)
Long-term debt (a)	$1,551,425	$63,150	$126,300	$983,975	$378,000
Operating lease obligations	383,941	70,119	118,044	88,216	107,562
Interest on indebtedness	208,228	46,531	87,446	59,582	14,669
Deferred payment obligation (b)	84,000	84,000	—	—	—
Revolver debt	130,000	130,000	—	—	—
Payments to the Booz Allen Foundation (c)	5,000	5,000
Liability to option holders (d)	1,340	983	357	—	—
Tax liabilities for uncertain tax positions (e)	11,647	23	1,369	10,255	—
Total contractual obligations	$2,375,581	$399,806	$333,516	$983,975	$500,231

(a)	See Note 11 to our consolidated financial statements for additional information regarding debt and related matters.

(b)	Includes $80 million deferred payment obligation balance plus interest due within the next year.

(c)	See Note 19 to our consolidated financial statements for a discussion of the Company's binding and irrevocable pledge to the Booz Allen Foundation.

(d)
Reflects liabilities to holders of stock options issued the Equity Incentive Plan, as amended, related to the reduction in the exercise price of such options as a result of special dividends paid in June 2012, November 2013, and February and August 2014.

(e)	Reflects a reserve of $10.2 million for income tax uncertainties created with the acquisition discussed in Note 4.
In the normal course of business, we enter into agreements with subcontractors and vendors to provide products and services that we consume in our operations or that are delivered to our clients. These products and services are not considered unconditional obligations until the products and services are actually delivered, at which time we record a liability for our obligation.
Capital Expenditures
Since we do not own any of our facilities, our capital expenditure requirements primarily relate to the purchase of computers, business systems, furniture, and leasehold improvements to support our operations. Direct facility and equipment costs billed to clients are not treated as capital expenses. Our capital expenditures for fiscal 2017 and 2016 were $53.9 million and $66.6 million, respectively, and the majority of such capital expenditures related to facilities infrastructure, equipment, and information technology. Expenditures for facilities infrastructure and equipment are generally incurred to support new and existing programs across our business. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure.
Commitments and Contingencies
We are subject to a number of reviews, investigations, claims, lawsuits, and other uncertainties related to our business. For a discussion of these items, refer to Note 20 to our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in market rates and market prices such as those related to interest rates. We actively monitor these exposures and manage such risks through our regular operating and financing activities or through the use of derivative financial instruments.
Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt and cash equivalents, which consist primarily of funds invested in prime or U.S. government money-market funds. As of March 31, 2017 and 2016, we had $217.4 million and $187.5 million, respectively, in cash and cash equivalents. The interest expense associated with our term loans and any loans under our revolving credit facility will vary with market rates.
Our exposure to market risk for changes in interest rates related to our outstanding debt will impact our Secured Credit Facility. Pursuant to our interest rate risk management strategies, we began using interest rate cash flow hedges in April 2017 to add stability to our incurrence of interest rate expense and to manage its exposure to related interest rate movement. See Note 24 to our consolidated financial statements for further discussion. A hypothetical interest rate increase to 1% would have increased interest expense related to the term facilities under our Secured Credit Facility by approximately $0.9 million in fiscal 2017 and $6.2 million in fiscal 2016, and likewise decreased our income and cash flows. The year over year decrease in interest expense is primarily due to the Third and Fourth Amendments to the Credit Agreement consummated in July 2016 and February 2017, respectively. As a result of the Third Amendment, the Company increased its borrowing under Term Loan A, the proceeds of which were used to pay outstanding principal on the Term Loan B. As a result of the Fourth Amendment, the Company effectively lowered interest rates of Term Loan B. As the interest rates for Term Loan A are lower than those for Term Loan B, total interest expense decreased for fiscal 2017 as compared to fiscal 2016.
The return on our cash and cash equivalents balance as of March 31, 2017 and 2016 was less than 1%. Therefore, although investment interest rates may continue to decrease in the future, the corresponding impact to our interest income, and likewise to our income and cash flow, would not be material.
As of March 31, 2017, we have not entered into any hedging transactions for speculative or trading purposes.

Item 8.	Financial Statements and Supplementary Data

Report of Ernst & Young LLP,
Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Booz Allen Hamilton Holding Corporation

We have audited the accompanying consolidated balance sheets of Booz Allen Hamilton Holding Corporation as of March 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Booz Allen Hamilton Holding Corporation at March 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Booz Allen Hamilton Holding Corporation’s internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 22, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tysons, Virginia
May 22, 2017

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONSOLIDATED BALANCE SHEETS

	March 31, 2017	March 31, 2016
	(Amounts in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$217,417	$187,529
Accounts receivable, net of allowance	991,810	892,289
Prepaid expenses and other current assets	85,253	109,953
Total current assets	1,294,480	1,189,771
Property and equipment, net of accumulated depreciation	139,167	130,169
Deferred income taxes	10,825	22,054
Intangible assets, net of accumulated amortization	271,880	220,658
Goodwill	1,571,190	1,361,913
Other long-term assets	85,563	85,606
Total assets	$3,373,105	$3,010,171
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$193,150	$112,813
Accounts payable and other accrued expenses	504,117	484,769
Accrued compensation and benefits	263,816	241,367
Other current liabilities	140,318	100,964
Total current liabilities	1,101,401	939,913
Long-term debt, net of current portion	1,470,174	1,484,448
Income tax reserves	11,647	1,517
Other long-term liabilities	216,292	175,805
Total liabilities	2,799,514	2,601,683
Commitments and contingencies (Note 20)
Stockholders’ equity:
Common stock, Class A — $0.01 par value — authorized, 600,000,000 shares; issued, 155,901,485 shares at March 31, 2017 and 153,391,058 shares at March 31, 2016; outstanding, 148,887,708 shares at March 31, 2017 and 147,992,462 shares at March 31, 2016	1,559	1,534
Treasury stock, at cost — 7,013,777 shares at March 31, 2017 and 5,398,596 shares at March 31, 2016	(191,900)	(135,445)
Additional paid-in capital	302,907	243,475
Retained earnings	478,102	318,537
Accumulated other comprehensive loss	(17,077)	(19,613)
Total stockholders’ equity	573,591	408,488
Total liabilities and stockholders’ equity	$3,373,105	$3,010,171
The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
	2017	2016	2015
	(Amounts in thousands, except per share data)
Revenue	$5,804,284	$5,405,738	$5,274,770
Operating costs and expenses:
Cost of revenue	2,691,982	2,580,026	2,593,849
Billable expenses	1,751,077	1,513,083	1,406,527
General and administrative expenses	817,434	806,509	752,912
Depreciation and amortization	59,544	61,536	62,660
Total operating costs and expenses	5,320,037	4,961,154	4,815,948
Operating income	484,247	444,584	458,822
Interest expense	(62,298)	(70,815)	(71,832)
Other income (expense), net	(10,049)	5,693	(1,072)
Income before income taxes	411,900	379,462	385,918
Income tax expense	159,410	85,368	153,349
Net income	$252,490	$294,094	$232,569
Earnings per common share (Note 3):
Basic	$1.69	$1.98	$1.58
Diluted	$1.67	$1.94	$1.52
The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended March 31,
	2017	2016	2015
	(Amounts in thousands)
Net income	$252,490	$294,094	$232,569
Income (loss) attributable to change in postretirement plan costs, net of tax (Note 14)	2,536	2,546	(15,523)
Comprehensive income	$255,026	$296,640	$217,046

The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
	2017	2016	2015
	(Amounts in thousands)
Cash flows from operating activities
Net income	$252,490	$294,094	$232,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,544	61,536	62,660
Stock-based compensation expense	21,249	24,992	26,163
Deferred income taxes	15,536	3,549	(2,543)
Excess tax benefits from stock-based compensation	(18,175)	(31,924)	(50,800)
Amortization of debt issuance costs and loss on extinguishment	15,566	8,359	11,582
Losses on dispositions and impairments	4,673	547	1,541
Changes in assets and liabilities:
Accounts receivable	(87,154)	(31,229)	60,533
Income taxes receivable / payable	54,564	(4,170)	36,456
Prepaid expenses and other current assets	(115)	24,873	(1,591)
Other long-term assets	(10,146)	(49,060)	(8,240)
Accrued compensation and benefits	21,535	(8,409)	(44,329)
Accounts payable and other accrued expenses	14,846	4,911	(35,443)
Accrued interest	(806)	(2,829)	5,262
Income tax reserves	(91)	(56,927)	1,038
Other current liabilities	13,256	66,031	5,127
Other long-term liabilities	25,505	(55,110)	9,973
Net cash provided by operating activities	382,277	249,234	309,958
Cash flows from investing activities
Purchases of property and equipment	(53,919)	(66,635)	(36,041)
Payments for business acquisitions, net of cash acquired	(247,627)	(51,118)	(24,534)
Insurance proceeds received for damage to equipment	650	—	—
Net cash used in investing activities	(300,896)	(117,753)	(60,575)
Cash flows from financing activities
Proceeds from issuance of common stock	6,314	5,977	5,020
Stock option exercises	14,687	7,962	6,099
Excess tax benefits from stock-based compensation	18,175	31,924	50,800
Repurchases of common stock	(46,548)	(63,152)	(62,140)
Cash dividends paid	(92,925)	(80,015)	(215,094)
Dividend equivalents paid to option holders	(2,254)	(31,802)	(47,110)
Repayment of debt	(968,325)	(295,063)	(279,563)
Proceeds from debt issuance	1,019,383	273,000	239,828
Net cash used in financing activities	(51,493)	(151,169)	(302,160)
Net increase (decrease) in cash and cash equivalents	29,888	(19,688)	(52,777)
Cash and cash equivalents––beginning of year	187,529	207,217	259,994
Cash and cash equivalents––end of year	$217,417	$187,529	$207,217
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$49,062	$57,068	$50,074
Income taxes	$89,556	$143,083	$122,912
Supplemental disclosures of non-cash investing and financing activities
Share repurchases transacted but not settled and paid	$9,907	$—	$—
Contingent consideration arising from businesses acquired	$3,576	$—	$—
The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)	Class A Common Stock		Class B Non-Voting Common Stock		Class C Restricted Common Stock		Class E Special Voting Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2014	143,962,073	$1,440	582,080	$6	935,871	$9	4,424,814	$13	(609,625)	$(10,153)	$144,269	$42,688	$(6,636)	$171,636
Issuance of common stock	1,365,008	14	0	—	0	—	0	—	0	—	5,006	—	—	5,020
Stock options exercised	3,392,643	33	0	—	0	—	(2,573,225)	(7)	0	—	6,073	—	—	6,099
Excess tax benefits from the exercise of stock options	0	—	0	—	0	—	0	—	0	—	50,800	—	—	50,800
Share exchange	1,517,951	15	(582,080)	(6)	(935,871)	(9)	0	—	0	—	—	—	—	—
Repurchase of common stock	0	—	0	—	0	—	0	—	(2,389,768)	(62,140)	—	—	—	(62,140)
Recognition of liability related to future stock option exercises (Note 17)	0	—	0	—	0	—	0	—	0	—	(13,032)	—	—	(13,032)
Net income	0	—	0	—	0	—	0	—	0	—	—	232,569	—	232,569
Change in postretirement plan costs, net of tax	0	—	0	—	0	—	0	—	0	—	—	—	(15,523)	(15,523)
Comprehensive income														217,046
Dividends paid (Note 16)	0	—	0	—	0	—	0	—	0	—	(44,294)	(170,800)	—	(215,094)
Stock-based compensation expense	0	—	0	—	0	—	0	—	0	—	26,163	—	—	26,163
Balance at March 31, 2015	150,237,675	$1,502	0	$—	0	$—	1,851,589	$6	(2,999,393)	$(72,293)	$174,985	$104,457	$(22,159)	$186,498
Issuance of common stock	443,813	4	0	—	0	—	0	—	0	—	5,973	—	—	5,977
Stock options exercised	2,709,570	28	0	—	0	—	(1,851,589)	(6)	0	—	7,940	—	—	7,962
Excess tax benefits from the exercise of stock options	0	—	0	—	0	—	0	—	0	—	31,924	—	—	31,924
Share exchange	0	—	0	—	0	—	0	—	0	—	—	—	—	—
Repurchase of common stock	0	—	0	—	0	—	0	—	(2,399,203)	(63,152)	—	—	—	(63,152)
Recognition of liability related to future stock option exercises (Note 17)	0	—	0	—	0	—	0	—	0	—	(2,339)	—	—	(2,339)
Net income	0	—	0	—	0	—	0	—	0	—	—	294,094	—	294,094
Change in postretirement plan costs, net of tax	0	—	0	—	0	—	0	—	0	—	—	—	2,546	2,546
Comprehensive income														296,640
Dividends paid (Note 16)	0	—	0	—	0	—	0	—	0	—	—	(80,014)	—	(80,014)
Stock-based compensation expense	0	—	0	—	0	—	0	—	0	—	24,992	—	—	24,992
Balance at March 31, 2016	153,391,058	$1,534	0	$—	0	$—	0	$—	(5,398,596)	$(135,445)	$243,475	$318,537	$(19,613)	$408,488
Issuance of common stock	578,932	6	0	—	0	—	0	—	0	—	6,308	—	—	6,314
Stock options exercised	1,931,495	19	0	—	0	—	0	—	0	—	14,668	—	—	14,687
Excess tax benefits from the exercise of stock options	0	—	0	—	0	—	0	—	0	—	18,175	—	—	18,175
Repurchase of common stock	0	—	0	—	0	—	0	—	(1,615,181)	(56,455)	—	—	—	(56,455)
Recognition of liability related to future stock option exercises (Note 17)	0	—	0	—	0	—	0	—	0	—	(968)	—	—	(968)
Net income	0	—	0	—	0	—	0	—	0	—	—	252,490	—	252,490
Change in postretirement plan costs, net of tax	0	—	0	—	0	—	0	—	0	—	—	—	2,536	2,536
Comprehensive income														255,026
Dividends paid (Note 16)	0	—	0	—	0	—	0	—	0	—	—	(92,925)	—	(92,925)
Stock-based compensation expense	0	—	0	—	0	—	0	—	0	—	21,249	—	—	21,249
Balance at March 31, 2017	155,901,485	$1,559	0	$—	0	$—	0	$—	(7,013,777)	$(191,900)	$302,907	$478,102	$(17,077)	$573,591
The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
March 31, 2017
1. BUSINESS OVERVIEW
Our Business
Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or Holding, the Company or we, us, and our, was incorporated in Delaware in May 2008. The Company provides management and technology consulting, engineering, analytics, digital solutions, mission operations, and cyber expertise to U.S. and international governments, major corporations, and not-for-profit organizations. The Company reports operating results and financial data in one operating segment. The Company is headquartered in McLean, Virginia, with approximately 23,300 employees as of March 31, 2017.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and the rules and regulations of the U.S. Securities and Exchange Commission, or SEC. All intercompany balances and transactions have been eliminated in consolidation.
The consolidated financial statements and notes of the Company include its subsidiaries, and the joint ventures and partnerships over which the Company has a controlling financial interest. The Company uses the equity method to account for investments in entities that it does not control if it is otherwise able to exert significant influence over the entities' operating and financial policies.
The Company’s fiscal year ends on March 31 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31. The accompanying consolidated financial statements present the financial position of the Company as of March 31, 2017 and 2016 and the Company’s results of operations for fiscal 2017, fiscal 2016, and fiscal 2015.
Certain amounts reported in the Company's prior year consolidated financial statements have been reclassified to conform to the current year presentation.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Areas of the consolidated financial statements where estimates may have the most significant effect include contractual and regulatory reserves, valuation and lives of tangible and intangible assets, contingent consideration related to business acquisitions, impairment of long-lived assets, accrued liabilities, revenue recognition and costs to complete fixed-price contracts, bonus and other incentive compensation, stock-based compensation, reserves for tax benefits and valuation allowances on deferred tax assets, provisions for income taxes, postretirement obligations, certain deferred costs, collectability of receivables, and loss accruals for litigation. Actual results experienced by the Company may differ materially from management's estimates.
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
Revenue on cost-reimbursable-plus-fee contracts is recognized as services are performed, generally based on the allowable costs incurred during the period plus any recognizable earned fee. The Company considers fixed fees under cost-reimbursable-plus-fee contracts to be earned in proportion to the allowable costs incurred in performance of the contract. For cost-reimbursable-plus-fee contracts that include performance-based fee incentives, which are principally award fee arrangements, the Company recognizes income when such fees are probable and estimable. Estimates of the total fee to be earned are made based on contract provisions, prior experience with similar contracts or clients, and management’s evaluation of the performance on such contracts. Revisions to these estimates may result in increases or decreases to revenue and income, and are reflected in the consolidated financial statements in periods in which they are identified. Historically, revisions to these

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

estimates have not had a material effect on our results of operations. Contract costs, including indirect expenses, are subject to audit by the Defense Contract Audit Agency, or DCAA, and, accordingly, are subject to possible cost disallowances. Executive compensation that we determine to be allowable for cost reimbursement based on management's estimates is recognized as revenue, net of reserves. Management's estimates in this regard are based on a number of factors that may change over time, including executive compensation survey data, our and other government contractors' experiences with the DCAA audit practices in our industry, and relevant decisions of courts and boards of contract appeals.
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
Contract accounting requires significant judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of the Company’s contracts, developing total revenue and cost at completion estimates requires the use of significant judgment. Contract costs include direct labor and billable expenses and an allocation of allowable indirect costs. Billable expenses is comprised of subcontracting costs and other “out of pocket” costs that often include, but are not limited to, travel-related costs and telecommunications charges. The Company typically recognizes revenue and billable expenses from these transactions on a gross basis when it is the primary obligor on our contracts with customers. Assumptions regarding the length of time to complete the contract also include expected increases in wages and prices for materials. Estimates of total contract revenue and costs are monitored during the term of the contract and are subject to revision as the contract progresses. Anticipated losses on contracts are recognized in the period they are deemed probable and can be reasonably estimated.
The Company’s contracts may include the delivery of a combination of one or more of the Company’s service offerings. In these situations, the Company determines whether such arrangements with multiple service offerings should be treated as separate units of accounting based on how the elements are bid or negotiated, whether the customer can accept separate elements of the arrangement, and the relationship between the pricing on the elements individually and combined. All other revenues are recognized when persuasive evidence of an arrangement exists, services or products have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured.
Cash and Cash Equivalents
Cash and cash equivalents include operating cash on hand and highly liquid investments having a weighted average maturity of 60 days or less and a weighted average life of 120 days or less. The Company’s cash equivalents consist primarily of institutional and government money market funds. The Company maintains its cash and cash equivalents in bank accounts that, at times, exceed the federally insured FDIC limits. The Company has not experienced any losses in such accounts.
Valuation of Accounts Receivable
The Company maintains allowances for doubtful accounts against certain billed and unbilled receivables based upon the latest information regarding whether specific charges are recoverable or invoices are ultimately collectible. Assessing the recoverability of charges and collectability of customer receivables requires management judgment. The Company determines its allowance for doubtful accounts by specifically analyzing individual accounts receivable, historical bad debts, customer credit-worthiness, current economic conditions, accounts receivable aging trends for billed receivables, availability of funding, compliance with contractual terms and conditions, client satisfaction with work performed, and other factors impacting unbilled receivables. Valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate recoverability and collectability of accounts receivable becomes available. Upon determination that a receivable is uncollectible, the receivable balance and any associated reserve are written off.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company’s cash equivalents are generally invested in prime or U.S. government money market funds. The Company believes that credit risk for accounts receivable is limited as the receivables are primarily with the U.S. government.
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
Rent expense is recorded on a straight-line basis over the life of the respective lease. The difference between the cash payment and rent expense is recorded as deferred rent in either accounts payable and other accrued expenses or other long-term liabilities in the consolidated balance sheets, depending on when the amounts will be recognized. The Company receives incentives for tenant improvements on certain of its leases. The cash expended on such improvements is recorded as property and equipment and amortized over the life of the associated asset, or lease term, whichever is shorter. Incentives for tenant improvements are recorded as deferred rent in either accounts payable and other accrued expenses or other long-term liabilities in the consolidated balance sheets depending on when the amounts will be recognized. Incentives for tenant improvements are amortized on a straight-line basis over the lease term.
Business Combinations
The accounting for the Company’s business combinations consists of allocating the purchase price to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values, with the excess recorded as goodwill. The Company has up to one year from the acquisition date to use information as of each acquisition date to adjust the fair value of the acquired assets and liabilities which may result in material changes to their recorded values with an offsetting adjustment to goodwill.
We have a contingent consideration arrangement in connection with a business acquisition which requires a fair value measurement determined using probability-weighted cash flows. See Note 18 to our consolidated financial statements for further information about the valuation of the contingent consideration liability and the inputs used in the fair value measurement.
Intangible Assets
Intangible assets primarily consist of the Company's trade name, customer relationships, and other amortizable intangible assets. Customer relationships are amortized on an accelerated basis over the expected life based on projected future cash flows of approximately seven to twelve years. The Company's trade name is not amortized, but is tested for impairment on at least an annual basis as of January 1 and more frequently if interim indicators of impairment exist. The trade name is considered to be impaired if the carrying value exceeds its estimated fair value. The Company used the relief from royalty method to estimate the fair value. The fair value of the asset is the present value of the license fees avoided by owning the asset, or the royalty savings. During the fiscal year ended March 31, 2017, the Company recorded impairment charges related to intangible assets acquired in an acquisition. During the fiscal year ended March 31, 2016, and 2015, the Company did not record any impairment of intangible assets.
Goodwill
The Company assesses goodwill for impairment on at least an annual basis on January 1 unless interim indicators of impairment exist. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. The Company operates as a single operating segment and as a single reporting unit for the purpose of evaluating goodwill. As of January 1, 2017, the Company performed its annual impairment test of goodwill by comparing the fair value of the Company (based on market capitalization) to the carrying value of the Company's net equity, and concluded that the fair value of the reporting unit was significantly greater than the carrying amount. During the fiscal years ended March 31, 2017, 2016, and 2015, the Company did not record any impairment of goodwill.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

Long-Lived Assets
The Company reviews its long-lived assets, including property and equipment and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for any excess of the carrying amount over the fair value of the asset. During the fiscal years ended March 31, 2017, 2016, and 2015, the Company did not record any impairment charges.
Income Taxes
The Company provides for income taxes as a “C” corporation on income earned from operations. The Company is subject to federal, state, and foreign taxation in various jurisdictions.
Deferred tax assets and liabilities are recorded to recognize the expected future tax benefits or costs of events that have been, or will be, reported in different years for financial statement purposes than for tax purposes. Deferred tax assets and liabilities are computed based on the difference between the consolidated financial statement carrying amount and tax basis of assets and liabilities using enacted tax rates and laws for the years in which these items are expected to reverse. If management determines that some portion or all of a deferred tax asset is not “more likely than not” to be realized, a valuation allowance is recorded as a component of the income tax provision to reduce the deferred tax asset to an appropriate level in that period. In determining the need for a valuation allowance, management considers all positive and negative evidence, including historical earnings, projected future taxable income, future reversals of existing taxable temporary differences, taxable income in prior carryback periods, and prudent, feasible tax-planning strategies.
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
Comprehensive Income
Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources, and is presented in the consolidated statements of comprehensive income. Accumulated other comprehensive loss as of March 31, 2017 and 2016 consisted of net unrealized losses on the Company’s defined and postretirement benefit plans.
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
Defined Benefit Plan and Other Postretirement Benefits
The Company recognizes the underfunded status of defined benefit plans on the consolidated balance sheets within other long-term liabilities. Gains and losses, and prior service costs and credits that have not yet been recognized through net periodic benefit cost are recognized in accumulated other comprehensive income (loss), net of tax effects, and will be amortized as a component of net periodic cost in future periods. The measurement date, the date at which the benefit obligations are measured, is the Company’s fiscal year-end.
The Company also offers medical and dental benefits to inactive employees (and their eligible dependents) on long-term disability. These benefits do not vary with an employee's years of service; therefore, the Company is required to accrue the costs of the benefits at the date the inactive employee become disability eligible and elects to participate in the benefit. The accrued cost for such benefits is calculated using an actuarial estimate of the present value of all future benefit payments for obligations at the end of the fiscal year. During the three months ended March 31, 2017 the Company identified misstatements related to unrecognized accrued costs, goodwill, deferred tax assets, and related effects on earnings associated with these benefits in previously issued consolidated financial statements. The Company evaluated the effects of the misstatements to the Company's current and prior period consolidated financial statements and determined the impact was immaterial. As result, the

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

effects of the immaterial misstatements have been corrected in the current period. Refer to Notes 5, 12 and 13 for further discussion.
Self-Funded Medical Plans
The Company maintains self-funded medical insurance. Self-funded plans include Consumer Driven Health Plans with a Health Savings Account option and traditional choice plans. Further, self-funded plans also include prescription drug and dental benefits. The Company records an incurred but unreported claim liability in the accrued compensation and benefits line of the consolidated balance sheets for self-funded plans based on an actuarial valuation. The estimate of the incurred but unreported claim liability was provided by a third-party valuation firm, primarily based on claims and participant data for the medical, dental, and pharmacy related costs.
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
The accounting guidance for fair value measurements establishes a three-level fair value hierarchy that prioritizes the inputs used in measuring fair value as follows: observable inputs such as quoted prices in active markets (Level 1); inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2); and unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions (Level 3). Assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. See Note 18 to our consolidated financial statements for additional information on the Company’s fair value measurements.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard that will replace existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. In July 2015, the FASB approved a one year delay in the effective date of the standard, which will now be effective for the Company beginning on April 1, 2018 (i.e., beginning with the first quarter fiscal 2019 interim financial statements). The Company anticipates adopting the new revenue standard using the full retrospective transition method; however, the Company's ability to adopt using the full retrospective method is dependent on system and process readiness and the completion of our analysis of information necessary to recast our prior period financial statements.
A dedicated implementation team has been established that continues to make progress toward completing the evaluation of the impact of the new standard. An initial accounting assessment of the new standard has been completed and the Company is not currently expecting significant changes related to recognizing revenue and earnings over time for long-term contracts as work progresses because of the continuous transfer of control to the customer, generally using an input measure (e.g., costs incurred) to reflect progress. The Company is also continuing to evaluate the impact of the new standard in other areas, including contract modifications and estimation and recognition of variable consideration for contracts to provide services. The Company is in the process of quantifying the financial statement impacts, revising current accounting policies, evaluating changes to internal controls, and determining the appropriate changes to business processes.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements. The ASU is effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company plans to adopt ASU 2016-09 in the first quarter of fiscal 2018.
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

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

Other recent accounting pronouncements issued by the FASB during fiscal 2017 and through the filing date did not and are not believed by management to have a material impact on the Company's present or historical consolidated financial statements.

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
The Company currently has outstanding shares of Class A Common Stock. The Company purchased, at par value, all issued and outstanding shares of Class E Special Voting Common Stock in connection with the exercise of the final tranche of rollover options during the second quarter of fiscal 2016. Class E Special Voting Common Stock shares are not included in the calculation of EPS as these shares represent voting rights only and are not entitled to participate in dividends or other distributions. During fiscal 2015, the Company converted all issued and outstanding shares of Class B Non-Voting Common Stock and Class C Restricted Common Stock into shares of Class A Common Stock on a one-for-one basis. Unvested Class A Restricted Common Stock holders are entitled to participate in non-forfeitable dividends or other distributions. These unvested restricted shares participated in the Company's dividends declared and paid in each quarter of fiscal 2017, 2016, and 2015. As such, EPS is calculated using the two-class method whereby earnings are reduced by distributed earnings as well as any available undistributed earnings allocable to holders of unvested restricted shares. A reconciliation of the income used to compute basic and diluted EPS for the periods presented are as follows:

	Fiscal Year Ended March 31,
	2017	2016	2015
Earnings for basic computations (1)	$250,231	$290,542	$229,093
Weighted-average Class A Common Stock outstanding	148,218,968	146,494,407	144,809,906
Weighted-average Class B Non-Voting Common Stock outstanding	—	—	222,129
Weighted-average Class C Restricted Common Stock outstanding	—	—	382,085
Total weighted-average common shares outstanding for basic computations	148,218,968	146,494,407	145,414,120
Earnings for diluted computations (1)	$250,249	$290,596	$229,101
Dilutive stock options and restricted stock	2,055,672	3,224,730	4,961,411
Average number of common shares outstanding for diluted computations	150,274,640	149,719,137	150,375,531
Earnings per common share
Basic	$1.69	$1.98	$1.58
Diluted	$1.67	$1.94	$1.52
(1) During fiscal 2017, 2016, and 2015 approximately 1.3 million, 1.8 million, and 2.2 million shares of participating securities were paid dividends totaling $0.9 million, $1.0 million, and $3.2 million, respectively. For fiscal 2017 there were undistributed earnings of $1.4 million allocated to the participating class of securities in basic and diluted earnings per share, respectively. For fiscal 2016 there were undistributed earnings of $2.5 million allocated to the participating class of securities in both basic and diluted earnings per share, respectively. For fiscal 2015 there were undistributed earnings of $0.3 million and $0.2 million allocated to the participating class of securities in basic and diluted earnings per share, respectively. The allocated undistributed earnings and the dividends paid comprise the difference between net income presented on the consolidated statements of operations and earnings for basic and diluted computations for fiscal 2017, 2016 and 2015.
The EPS calculation for fiscal 2017, 2016, and 2015 excludes 0.05 million, 0.6 million, and 0.3 million options as their impact was anti-dilutive.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

4. ACQUISITION
On January 24, 2017, the Company acquired eGov Holdings, Inc., which we refer to as "Aquilent". As a result of the transaction, eGov Holdings, Inc. became a wholly owned subsidiary of Booz Allen Hamilton Inc. Aquilent is an architect of IT solutions for the U.S. Federal government. We expect the acquisition will further expand the Company's ability to blend its consulting heritage with advanced technical expertise.
The acquisition of Aquilent was accounted for under the acquisition method of accounting, which requires the total acquisition consideration to be allocated to the assets acquired and liabilities assumed based on an estimate of the acquisition date fair value, with the difference reflected in goodwill.
The following table summarizes the preliminary determination of the total consideration transferred at the acquisition date of January 24, 2017:

Cash purchase price paid to Aquilent shareholders	$250,000
Working capital and other closing adjustments	(1,570)
Acquired cash on hand	2,998
Acquisition-related compensation expenses	(1,291)
Acquisition-related contingent consideration	3,576
Total estimated purchase consideration and liabilities paid at closing	$253,713
As part of the acquisition, the Company and Aquilent agreed to jointly make an election under Section 338(h)(10) of the Internal Revenue Code (Section 338(h)(10)) to treat the acquisition as an asset purchase for income tax purposes and as part of the acquisition, the Company agreed to indemnify the selling stockholders for potential, incremental increases in income taxes and related costs as a result of the Section 338(h)(10) election. The indemnity is evaluated to be acquisition-related contingent consideration, which is preliminarily estimated at the acquisition date fair value of $3.6 million. The acquisition-related contingent consideration was estimated using probability-weighted cash flows and Level 3 inputs as described under the fair value hierarchy of ASC 820, Fair Value Measurements ("ASC 820").
Under the terms of the purchase agreement, the Company has 120 days after closing to provide proposed post-closing working capital adjustments to the stockholders' representatives on behalf of the selling stockholders, which are subject to dispute by the stockholders' representatives. The final purchase price allocations will be completed after the underlying information has been finalized and agreed upon by the stockholders' representatives and the Company. Preliminary transaction costs were $4.0 million, which were recorded as incurred, primarily as general and administrative expense.
The Company recorded, on a preliminary basis, the assets acquired and liabilities assumed at their acquisition date fair value, with the difference between the fair value of the net assets acquired and the acquisition consideration reflected as goodwill. The following table represents the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

Preliminary allocation:
Current assets	$15,809
Other tangible assets	1,144
Customer-relationship intangible assets	69,000
Goodwill	199,830
Current liabilities	(8,295)
Tax indemnification liability	(13,554)
Income tax uncertainty	(10,221)
Estimated total purchase consideration and liabilities paid at closing	$253,713
The identifiable customer-relationship intangible assets of $69 million was valued using the excess earnings method discounted cash flow approach, incorporating Level 3 inputs as described under the fair value hierarchy of ASC 820. These unobservable inputs reflect the Company's own assumptions about which assumptions market participants would use in pricing an asset on a non-recurring basis. This asset is expected to be amortized over the estimated useful life of 12 years.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

As part of the acquisition, the Company agreed to contractually reimburse the selling stockholders for previously unrealized tax consequences on Aquilent's prior tax-return positions that become realized with the acquisition. Accordingly, the Company recognized a tax indemnification liability of $13.6 million. The Company also recognized a related reserve of $10.2 million for income tax uncertainties created with the acquisition resulting from uncertainties in the sustainability of Aquilent's prior tax-return positions under examination with the relevant tax authorities.
The goodwill of $199.8 million is primarily attributed to the specialized workforce and the expected synergies between the Company and Aquilent. The majority of the goodwill is expected to be deductible for tax purposes.
The fair values of assets acquired and liabilities assumed are preliminary and based on valuation estimates and assumptions that are subject to change and could result in material changes since the timing of the acquisition and related judgments required to make certain valuation estimates could necessitate the use of the one year measurement period to adequately analyze and assess a number of factors used in establishing the fair value of the net assets acquired. Although the Company does not currently expect material changes to the initial value of net assets acquired, the Company continues to evaluate assumptions associated with the customer-relationship intangible, assumptions underlying income tax related liabilities and contingent consideration, and working capital adjustments.
Pro forma results of operations for this acquisition are not presented because it is not material to the Company's consolidated results of operations.

5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
As of March 31, 2017 and 2016, goodwill was $1,571.2 million and $1,361.9 million, respectively. The increase in the carrying amount of goodwill was attributable to the Company's acquisition of Aquilent as discussed in Note 4 and an increase of $9.4 million as a result of the correction of the immaterial misstatement discussed in Note 2.
The Company performed an annual impairment test of goodwill as of January 1, 2017 and 2016, and did not identify any impairment.
Intangible Assets
Intangible assets consisted of the following:

	March 31, 2017			March 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer relationships and other amortizable intangible assets	$274,915	$193,235	$81,680	$209,759	$179,301	$30,458

Unamortizable intangible assets:
Trade name	$190,200	$—	$190,200	$190,200	$—	$190,200

Total	$465,115	$193,235	$271,880	$399,959	$179,301	$220,658
Intangible assets are primarily amortized on an accelerated basis over periods ranging from 7 years to 12 years. The weighted-average remaining period of amortization for all customer relationships is 11 years.
The Company performed an annual impairment test of the trade name as of January 1, 2017 and 2016, and did not identify any impairment. However, the Company recognized an impairment charge of $3.8 million in fiscal 2017 for acquired technology, customer relationships and other intangible assets associated with a historical business acquisition.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

Amortization expense for fiscal 2017, 2016, and 2015 was $13.9 million, $12.1 million, and $10.7 million, respectively. The following table summarizes the estimated annual amortization expense for future periods indicated below:

For the Fiscal Year Ended March 31,
2018	$16,026
2019	13,742
2020	11,004
2021	9,011
2022	7,647
Thereafter	24,250
Total estimated amortization expense	$81,680

6. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consisted of the following:

	March 31,
	2017	2016
Current
Accounts receivable–billed	$340,716	$308,670
Accounts receivable–unbilled	651,094	584,275
Allowance for doubtful accounts	—	(656)
Accounts receivable, net	991,810	892,289
Long-term
Accounts receivable–unbilled	59,913	51,145
Total accounts receivable, net	$1,051,723	$943,434
Unbilled amounts represent revenues for which billings have not been presented to customers at year end. These amounts are usually billed and collected within one year. Long-term unbilled receivables not anticipated to be billed and collected within one year, which are primarily related to retainage, holdbacks, and long-term rate settlements to be billed at contract closeout, are included in other long-term assets in the accompanying consolidated balance sheets. The Company recognized a provision (benefit) for doubtful accounts (including certain unbilled reserves) of $0.6 million, $1.1 million, and $(1.0) million for fiscal 2017, 2016, and 2015, respectively.
7. PROPERTY AND EQUIPMENT, NET
The components of property and equipment, net were as follows:

	March 31,
	2017	2016
Furniture and equipment	$151,552	$145,292
Computer equipment	75,159	69,075
Software	48,361	48,316
Leasehold improvements	177,009	155,803
Total	452,081	418,486
Less: Accumulated depreciation and amortization	(312,914)	(288,317)
Property and equipment, net	$139,167	$130,169
Property and equipment, net, includes $8.1 million and $6.9 million of internally developed software, net of depreciation as of March 31, 2017 and 2016, respectively. Depreciation and amortization expense relating to property and equipment for

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

fiscal 2017, 2016, and 2015 was $46.3 million, $50.1 million, and $52.7 million, respectively. During fiscal 2017 and 2016, the Company reduced the gross cost and accumulated depreciation and amortization by $11.9 million and $6.6 million, respectively, for zero net book value assets deemed no longer in service.

8. ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES
Accounts payable and other accrued expenses consisted of the following:

	March 31,
	2017	2016
Vendor payables	$268,630	$246,670
Accrued expenses	235,487	238,099
Total accounts payable and other accrued expenses	$504,117	$484,769
Accrued expenses consisted primarily of the Company’s reserve related to potential cost disallowance in conjunction with government audits. Refer to Note 20 for further discussion of this reserve.

9. ACCRUED COMPENSATION AND BENEFITS
Accrued compensation and benefits consisted of the following:

	March 31,
	2017	2016
Bonus	$77,765	$73,040
Retirement	31,879	30,388
Vacation	124,486	114,599
Other	29,686	23,340
Total accrued compensation and benefits	$263,816	$241,367

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
The remaining $80.0 million is available to indemnify the Company for certain pre-acquisition tax contingencies, related interest and penalties, and other matters pursuant to the Merger Agreement. Any amounts remaining after the settlement of all claims will be paid out to the selling shareholders. During fiscal 2016, the Company effectively settled approximately $56.9 million of its pre-acquisition uncertain tax positions, thereby relieving an amount of approximately $21.4 million that was previously indemnified under the DPO. As of March 31, 2016, there were no estimated tax indemnified amounts recorded against the DPO. Remaining potential claims outstanding that may be indemnified pursuant to the Merger Agreement relate to former officers and stockholders’ suits that are still in litigation (See Note 20).
During fiscal 2017, the Company accrued interest at a rate of 5% per six-month period on the unpaid DPO balance, net of any settled claims or payments, which was $80.0 million as of March 31, 2017 and 2016. Accordingly, the $81.3 million and $81.3 million recorded within other current liabilities as of March 31, 2017 and March 31, 2016, respectively, represent the residual balances estimated to be paid to the selling shareholders subject to any remaining potential claims based on consideration of accrued interest and other matters.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

A reconciliation of the principal balance of the DPO to the amount recorded in the consolidated balance sheets for the periods presented are as follows:

	March 31,
	2017	2016
Deferred payment obligation:	$80,000	$80,000
Indemnified pre-acquisition uncertain tax positions	—	(21,407)
Release of indemnified pre-acquisition uncertain tax positions	—	21,407
Accrued interest	1,304	1,319
Amount recorded in the consolidated balance sheet	$81,304	$81,319
The Company paid $8.0 million in each of fiscal 2017 and 2016 of accrued interest to the selling shareholders.

11. DEBT
Debt consisted of the following:

	March 31, 2017		March 31, 2016
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Term Loan A	2.98%	$1,153,425	2.94%	$741,813
Term Loan B	3.08%	398,000	3.75%	841,188
Revolving credit facility (ABR)	5.00%	80,000	5.00%	35,000
Revolving credit facility (LIBOR)	2.98%	50,000	—%	—
Less: Unamortized debt issuance costs and discount on debt		(18,101)		(20,740)
Total		1,663,324		1,597,261
Less: Current portion of long-term debt		(193,150)		(112,813)
Long-term debt, net of current portion		$1,470,174		$1,484,448
On July 13, 2016 and February 6, 2017, Booz Allen Hamilton Inc. ("Booz Allen Hamilton"), Booz Allen Hamilton Investor Corporation ("Investor") and certain wholly-owned subsidiaries of Booz Allen Hamilton entered into the Third Amendment (the “Third Amendment”) and the Fourth Amendment (the "Fourth Amendment), respectively, to the Credit Agreement (the “Credit Agreement”), dated as of July 31, 2012, among Booz Allen Hamilton, Investor, certain wholly owned subsidiaries of Booz Allen Hamilton and Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Lender (as previously amended by the First Amendment to the Credit Agreement, dated as of August 16, 2013 and the Second Amendment to the Credit Agreement, dated as of May 7, 2014). Pursuant to the Third Amendment, Booz Allen Hamilton borrowed approximately $441 million of additional Term Loan A, with such funds used to pay off a portion of the Term Loan B facility. The Third Amendment also extended the maturity date of Term Loan A and the termination date for the revolving credit facility to June 30, 2021 and extended the maturity date of Term Loan B to June 30, 2023. The Third Amendment also amended certain existing debt covenants to provide greater operational and financial flexibility. Pursuant to the Fourth Amendment, the Company reduced the interest rate spread applicable to Term Loan B. The interest rate spread applicable to Term Loan A remained unchanged.
Prior to the Fourth Amendment, $399 million was outstanding under Term Loan B. Pursuant to the Fourth Amendment, certain lenders converted their existing Term Loan B loans into a new tranche of Term Loan B loans in an aggregate amount, along with Term Loan B loans advanced by certain new lenders, of approximately $399 million. The proceeds from the new lenders were used to prepay in full all of the existing Term Loan B Loans that were not converted into the new Term Loan B tranche.
In connection with the Third and Fourth Amendments, the Company accelerated the amortization of ratable portions of the amortization of debt issuance costs (DIC) and original issue discount (OID) that did not qualify for deferral of approximately $5.5 million and $0.1 million, respectively. These expenses are reflected in other income (expense), net in fiscal 2017. Furthermore, the Company expensed third party debt issuance costs and creditor fees of approximately $3.4 million and

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

 $0.9 million in connection with the Third and Fourth Amendments, respectively, that did not qualify for deferral and are reflected in general and administrative costs in fiscal 2017.
As of March 31, 2017, the Credit Agreement, as amended, provided the Company with a $1,153 million Term Loan A and a $398.0 million Term Loan B, and a $500.0 million revolving credit facility, (the “Revolving Credit Facility”) with a sub-limit for letters of credit of $100.0 million. Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement, as amended, are secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement, as amended, and related documentation. Subject to specified conditions, without the consent of the then-existing lenders (but subject to the receipt of commitments), the Term Loans or Revolving Credit Facility may be expanded (or a new term loan facility or revolving credit facility added to the existing facilities) by up to (i) $400.0 million plus (ii) the aggregate principal amount under which pro forma consolidated net secured leverage remains less than or equal to 3.50:1.00.
Booz Allen Hamilton occasionally borrows under the Revolving Credit Facility in anticipation of cash demands. During fiscal 2017 and 2016, Booz Allen Hamilton accessed a total of $575.0 million and $273.0 million, respectively, of its $500.0 million Revolving Credit Facility. As of March 31, 2017, $130.0 million was outstanding on the Revolving Credit Facility. As of March 31, 2016, $35.0 million was outstanding on the Revolving Credit Facility. See Note 24.
The Credit Agreement, as amended, requires quarterly principal payments of 1.25% of the stated principal amount of Term Loan A until maturity, and quarterly principal payments of 0.25% of the stated principal amount of Term Loan B until maturity.
The following table summarizes required future debt principal repayments on the term loans:

	Payments Due By March 31,
	Total	2018	2019	2020	2021	2022	Thereafter
Term Loan A	$1,153,425	$59,150	$59,150	$59,150	$59,150	$916,825	$—
Term Loan B	398,000	4,000	4,000	4,000	4,000	4,000	378,000
Total	$1,551,425	$63,150	$63,150	$63,150	$63,150	$920,825	$378,000
At Booz Allen Hamilton’s option, borrowings under the Secured Credit Facility bear interest based either on LIBOR (adjusted for maximum reserves, and subject to a floor of zero) for the applicable interest period or a base rate (equal to the highest of (x) the administrative agent’s prime corporate rate, (y) the overnight federal funds rate plus 0.50% and (z) three-month LIBOR (adjusted for maximum reserves, and subject to a floor of zero) plus 1.00%), in each case plus an applicable margin, payable at the end of the applicable interest period and in any event at least quarterly. The applicable margin for Term Loan B is 2.25% for LIBOR loans and 1.25% for base rate loans. The applicable margin for Term Loan A and borrowings under the Revolving Credit Facility ranges from 1.50% to 2.25% for LIBOR loans and 0.50% to 1.25% for base rate loans, in each case based on the Booz Allen Hamilton’s consolidated total net leverage ratio. Unused commitments under the Revolving Credit Facility are subject to a quarterly fee ranging from 0.30% to 0.40% based on Booz Allen Hamilton’s consolidated total net leverage ratio.
The Credit Agreement, as amended, contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants include limitations on the following, in each case subject to certain exceptions: (i) indebtedness and liens, (ii) mergers, consolidations or amalgamations, liquidations, wind-ups or dissolutions, and disposition of all or substantially all assets; (iii) dispositions of property; (iv) restricted payments; (v) investments; (vi) transactions with affiliates; (vii) sale and lease back transactions; (viii) change in fiscal periods; (ix) negative pledges; (x) restrictive agreements; (xi) line of business; and (xii) speculative hedging. The events of default include the following, in each case subject to certain exceptions: (a) failure to make required payments under the Secured Credit Facility; (b) material breaches of representations or warranties under the Secured Credit Facility; (c) failure to observe covenants or agreements under the Secured Credit Facility; (d) failure to pay or default under certain other material indebtedness; (e) bankruptcy or insolvency; (f) certain ERISA events; (g) certain material judgments; (h) actual or asserted invalidity of the Guarantee and Collateral Agreements or the other security documents or failure of the guarantees or perfected liens thereunder; and (i) a change of control. In addition, Booz Allen Hamilton is required to meet certain financial covenants at each quarter end, namely Consolidated Net Total Leverage and Consolidated Net Interest Coverage Ratios. As of March 31, 2017 and 2016, Booz Allen Hamilton was in compliance with all of these covenants.
During fiscal 2017, interest payments of $28.8 million and $19.5 million were made for Term Loan A and Term Loan B,

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

respectively. During fiscal 2016, interest payments of $22.0 million and $34.7 million were made for Term Loan A and Term Loan B, respectively.
Interest on debt and debt-like instruments consisted of the following:

	Fiscal Year Ended March 31,
	2017	2016	2015
	(In thousands)
Term Loan A Interest Expense	$28,646	$21,790	$22,189
Term Loan B Interest Expense	18,874	32,070	33,079
Interest on Revolving Credit Facility	751	363	68
Deferred Payment Obligation Interest [1]	7,985	8,015	8,000
Amortization of Debt Issuance Costs (DIC) and Original Issue Discount (OID) [2]	5,683	8,359	8,331
Other	359	218	165
Total Interest Expense	$62,298	$70,815	$71,832
1 Interest payments on the deferred payment obligation are made twice a year in January and July. See Note 10.
2 DIC and OID on the Company's term loans are recorded as a reduction of long-term debt in the consolidated balance sheet and are amortized ratably over the life of the related debt using the effective rate method. DIC on the Company's revolving line of credit is recorded as a long term asset on the consolidated balance sheet and amortized ratably over the term of the revolving credit facility.

12. INCOME TAXES
The components of income tax expense were as follows:

	Fiscal Year Ended March 31,
	2017	2016	2015
Current
U.S. Federal	$119,601	$61,339	$133,400
State and local	24,273	20,480	22,492
Total current	143,874	81,819	155,892
Deferred
U.S. Federal	18,451	8,664	(2,938)
State and local	(2,915)	(5,115)	395
Total deferred	15,536	3,549	(2,543)
Total	$159,410	$85,368	$153,349
A reconciliation of the provision for income tax to the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes for each of the three years ended March 31 is as follows:

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

	Fiscal Year Ended March 31,
	2017	2016	2015
Income tax expense computed at U.S. federal statutory rate (35%)	$144,165	$132,812	$135,071
Increases (reductions) resulting from:
Changes in uncertain tax positions	(92)	(56,428)	1,038
State and local income taxes, net of federal tax	13,882	10,092	15,039
Meals and entertainment	1,328	1,321	1,513
Other	127	(2,429)	688
Income tax expense from operations	$159,410	$85,368	$153,349
The significant components of the Company’s deferred income tax assets and liabilties were as follows:

	March 31,
	2017	2016
Deferred income tax assets:
Accrued expenses	$85,459	$85,412
Accrued compensation	41,421	35,950
Stock-based compensation	15,326	20,032
Pension and postretirement benefits	48,672	46,743
Property and equipment	3,885	14,760
Capital loss carryforwards	246	283
Deferred rent and tenant allowance	25,167	20,964
Extended disability benefits	8,860	—
Other	6,817	4,793
Total gross deferred income tax assets	235,853	228,937
Less: Valuation allowance	—	—
Total net deferred income tax assets	235,853	228,937
Deferred income tax liabilities:
Unbilled receivables	(141,357)	(122,744)
Intangible assets	(78,871)	(80,604)
Debt issuance costs	(4,709)	(3,354)
Other	(91)	(181)
Total deferred income tax liabilities	(225,028)	(206,883)
Net deferred income tax asset	$10,825	$22,054
Deferred tax balances arise from temporary differences between the carrying amount of assets and liabilities and their tax basis and are stated at the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized. In determining if the Company's deferred tax assets are realizable, management considers all positive and negative evidence, including the history of generating financial reporting earnings, future reversals of existing taxable temporary differences, projected future taxable income, as well as any tax planning strategies. As discussed in Note 2, the Company recognized deferred income tax assets of $8.9 million associated with the correction of an immaterial misstatement with the medical and dental benefits provided to employees and their eligible dependents on long-term disability. The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.
As of March 31, 2017, the Company has no State net operating loss or NOL carryforwards.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

Uncertain Tax Positions
The Company maintains reserves for uncertain tax positions related to income tax benefits recognized. These reserves involve considerable judgment and estimation and are evaluated by management based on the best information available including changes in tax laws and other information. As of March 31, 2017, 2016, and 2015, the Company has recorded $11.6 million, $1.5 million, and $58.4 million, respectively, of reserves for uncertain tax positions which includes potential tax benefits of $1.4 million, $1.4 million, and $55.2 million respectively, that, when recognized, impact the effective tax rate. As discussed in Note 4, the Company has a pre-acquisition tax uncertainty that was recorded in purchase accounting in the amount of $10.2 million.
For the fiscal year ended March 31, 2016, the Company's reserves for uncertain tax positions decreased primarily as a result of expired statute of limitations for a prior tax year and management's conclusion that the uncertain tax positions related to the statute lapse were effectively settled. The Company released approximately $56.9 million of its pre-acquisition uncertain tax positions during fiscal 2016, including $3.2 million of net interest and penalties that were incurred by the Company subsequent to the acquisition. This resulted in a decrease in the Company's effective tax rate for fiscal 2016. As part of this settlement, an amount of $21.4 million, previously indemnified under the remaining available DPO was relieved. As of March 31, 2016, there were no estimated tax indemnified amounts recorded against the DPO.
A reconciliation of the beginning and ending amount of potential tax benefits for the periods presented is as follows:

	March 31,
	2017	2016	2015
Beginning of year	$1,449	$55,164	$54,966
Increases in prior year position	127	79	27
Increases in current year position	10,278	—	203
Settlements with taxing authorities	—	(2,581)	(32)
Lapse of statute of limitations	(266)	(51,213)	—
End of year	$11,588	$1,449	$55,164
The Company recognized accrued (released) interest and penalties of $(9) thousand, $(3.2) million and $0.8 million for fiscal 2017, 2016, and 2015, respectively, related to the reserves for uncertain tax positions in the income tax provision. Included in the total reserve for uncertain tax positions are accrued penalties and interest of approximately $0.1 million, $0.1 million and $3.3 million at March 31, 2017, 2016, and 2015 respectively.
The Company is subject to taxation in the United States and various state and foreign jurisdictions. As of March 31, 2017, the Company's tax years ended March 31, 2013 and forward are open and subject to examination by the federal tax authorities. The other jurisdictions currently open or under examination are not considered to be material.

13. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company sponsors the Employees’ Capital Accumulation Plan, or ECAP, which is a qualified defined contribution plan that covers eligible U.S. and international employees. The ECAP provides for distributions, subject to certain vesting provisions, to participants by reason of retirement, death, disability, or termination of employment. Effective April 1, 2014, the Company transitioned from a discretionary employer contribution to an annual matching contribution of up to 6% of eligible annual income as determined by the Internal Revenue Code for the ECAP. Total expense recognized under ECAP for fiscal 2017, 2016, and 2015 was $116.6 million, $108.7 million, and $110.7 million, respectively, and the Company-paid contributions were $114.8 million, $107.5 million, and $124.8 million, respectively.
Defined Benefit Plan and Other Postretirement Benefit Plans
The Company provides postretirement healthcare benefits to former officers under a medical indemnity insurance plan, with premiums paid by the Company. This plan is referred to as the Officer Medical Plan. The Company also established a non-qualified defined benefit plan for all officers in May 1995, or the Retired Officers' Bonus Plan, which pays a lump-sum amount of $10,000 per year of service as an officer, provided the officer meets retirement vesting requirements. The Company also provides a fixed annual allowance after retirement to cover financial counseling and other expenses. The Retired Officers'

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

Bonus Plan is not salary related, but rather is based primarily on years of service. In the fourth quarter of fiscal 2017, the Company adopted a new plan which will provide for a one-time, lump sum retirement payment of one month’s salary when a vice-president retires from the Company, effective April 1, 2017. This is referred to as the Retired Vice-President Bonus Plan.
The Company recognizes a liability for the defined benefit plans' underfunded status, measures the defined benefit plans' obligations that determine its funded status as of the end of the fiscal year, and recognizes as a component of accumulated other comprehensive income the changes in the defined benefit plans' funded status that are not recognized as components of net periodic benefit cost.The components of net postretirement medical expense for the Officer Medical Plan were as follows:

	Fiscal Year Ended March 31,
	2017	2016	2015
Service cost	$4,851	$5,702	$4,086
Interest cost	4,782	4,505	3,568
Net actuarial loss	3,052	3,536	582
Total postretirement medical expense	$12,685	$13,743	$8,236
The weighted-average discount rate used to determine the year-end benefit obligations was as follows:

	Fiscal Year Ended March 31,
	2017	2016	2015
Officer Medical Plan	4.30%	4.25%	4.25%
Retired Officers’ Bonus Plan	4.30%	4.25%	4.25%
Retired Vice Presidents' Bonus Plan	4.30%	—%	—%

Assumed healthcare cost trend rates for the Officer Medical Plan at March 31, 2017 and 2016 were as follows:

Pre-65 initial rate	2017	2016
Healthcare cost trend rate assumed for next year	7.25%	7.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2024	2024

Post-65 initial rate	2017	2016
Healthcare cost trend rate assumed for next year	8.50%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2024	2024
Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates calculated as of March 31, 2017 would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest cost	$2,160	$(1,667)
Effect on postretirement benefit obligation	20,446	(16,374)
Total defined benefit plan expense, consisting of service, interest, and net actuarial gain associated with the Retired Officers' Bonus Plan was $0.7 million, $0.7 million, and $0.7 million for fiscal 2017, 2016, and 2015, respectively. Benefits paid associated with the Retired Officers’ Bonus Plan were $0.9 million, $0.3 million, and $1.3 million for fiscal 2017, 2016, and 2015, respectively. The end-of-period benefit obligation of $4.4 million and $4.5 million as of March 31, 2017 and 2016, respectively, is included in postretirement obligations within other long-term liabilities in the accompanying consolidated balance sheets. The projected benefit obligation associated with the Retired Vice-President Bonus Plan was $1.0 million as of March 31, 2017, which was recorded as postretirement obligations within other long-term liabilities in the accompanying consolidated balance sheets.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

Accumulated other comprehensive loss for fiscal 2017 includes unrecognized gross actuarial gain and prior service cost of $1.1 million, reduced by taxes of $0.4 million, that has not yet been recognized in net periodic pension cost for fiscal 2017 for the Retired Officers’ Bonus Plan, the Officer Medical Plan, and the Retired Vice-President Bonus Plan. Accumulated other comprehensive loss includes unrecognized gross actuarial gain of $0.7 million, reduced by taxes of $0.3 million for fiscal 2016 that has not yet been recognized in net periodic pension cost for the Retired Officers’ Bonus Plan and the Officer Medical Plan.
The amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic cost in fiscal 2018 are $2.3 million of net actuarial loss, $0.1 million of net prior service cost, and $0 of net transition (asset) obligation.
The changes in the benefit obligation, plan assets, and funded status of the Officer Medical Plan were as follows:

	Fiscal Year Ended March 31,
	2017	2016	2015
Benefit obligation, beginning of the year	$114,008	$107,317	$75,902
Service cost	4,851	5,702	4,086
Interest cost	4,782	4,505	3,568
Net actuarial (gain) loss	(2,219)	(496)	26,293
Benefits paid	(3,333)	(3,020)	(2,532)
Benefit obligation, end of the year	$118,089	$114,008	$107,317

	Fiscal Year Ended March 31,
Changes in plan assets	2017	2016	2015
Fair value of plan assets, beginning of the year	$—	$—	$—
Employer contributions	3,333	3,020	2,532
Benefits paid	(3,333)	(3,020)	(2,532)
Fair value of plan assets, end of the year	$—	$—	$—
As of March 31, 2017 and 2016, the unfunded status of the Officer Medical Plan was $118.1 million and $114.0 million, respectively, which is included in other long-term liabilities in the accompanying consolidated balance sheets.
Funded Status for Defined Benefit Plans
Generally, annual contributions are made at such times and in amounts as required by law and may, from time to time, exceed minimum funding requirements. The Retired Officers’ Bonus Plan and the Retired Vice-President Bonus Plan are unfunded plans and contributions are made as benefits are paid. As of March 31, 2017 and 2016, there were no plan assets for either the Retired Officers’ Bonus Plan or the Retired Vice-President Bonus Plan and therefore, the accumulated liability of $5.4 million and $4.5 million, respectively, is unfunded. The liability will be distributed in a lump-sum payment as each officer or vice-president retires.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

The expected future medical benefit payments and related contributions are as follows:

For the Fiscal Year Ending March 31,
2018	$3,303
2019	$3,691
2020	$4,081
2021	$4,605
2022	$5,041
2023 - 2027	$30,862
Long-term Disability Benefits
The Company offers medical and dental benefits to inactive employees (and their eligible dependents) on long-term disability. These benefits do not vary with an employee's years of service; therefore, the Company is required to accrue the costs of the benefits at the date the inactive employee becomes disability eligible and elects to participate in the benefit. The accrued cost for such benefits is calculated using an actuarial estimate. As discussed in Note 2, the Company identified misstatements associated with these benefits and as result, the effects of the immaterial misstatements have been corrected in the current period. The accrued cost for these benefits was $22.5 million at March 31, 2017 and is presented in other long-term liabilities. The cumulative effect of the changes in the historical actuarial gains and losses, including for fiscal 2017, has been recognized in earnings for $6.9 million and is recorded in general and administrative expenses.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

All amounts recorded in other comprehensive loss are related to the Company's post-retirement plan. The following table represents a roll-forward of amounts recognized in accumulated other comprehensive loss, net of tax:

	March 31,
	2017	2016	2015
Beginning of year	$(19,613)	$(22,159)	$(6,636)
Other comprehensive income (loss) before reclassifications	688	404	(15,873)
Amounts reclassified from accumulated other comprehensive loss	1,848	2,142	350
Net current-period other comprehensive income (loss)	2,536	2,546	(15,523)
End of year	$(17,077)	$(19,613)	$(22,159)

The following table presents the reclassifications out of accumulated other comprehensive loss to net income:

	March 31,
	2017	2016	2015
Amortization of net actuarial loss included in net periodic benefit cost (See Note 13)
Total before tax	$3,050	$3,536	$577
Tax benefit	(1,202)	(1,394)	(227)
Net of tax	$1,848	$2,142	$350

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

15. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	March 31,
	2017	2016
Deferred rent	$63,854	$53,170
Postretirement benefit obligations	123,492	118,554
Other (1)	28,946	4,081
Total other long-term liabilities	$216,292	$175,805

(1) Balance at March 31, 2017 includes a long-term disability obligation as discussed in Note 13 for $22.5 million and contingent consideration of $3.6 million as discussed in Note 4.

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

April 1, 2011. For the year ended March 31, 2017, 201,558 Class A Common Stock shares were purchased by employees under the ESPP. Since the program's inception, 1,934,907 shares have been purchased by employees.
Share Repurchase Program
On December 12, 2011, the Board of Directors approved a $30.0 million share repurchase program, to be funded from cash on hand. A special committee of the Board of Directors was appointed to evaluate market conditions and other relevant factors and initiate repurchases under the program from time to time. On January 27, 2015, the Board of Directors approved an increase to the share repurchase authorization to $180.0 million. On January 25, 2017, the Board of Directors approved an increase to the share repurchase authorization from $180.0 million to up to $410.0 million The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. On November 5, 2014, the Company entered into an agreement with an affiliate of The Carlyle Group to repurchase 1,000,000 shares of our Class A common stock pursuant to the repurchase program. The shares were repurchased at a price of $25.10 per share as part of a private non-underwritten transaction. On February 2, 2015, the Company entered into a similar agreement with an affiliate of the Carlyle Group to repurchase an additional 1,000,000 shares of our Class A common stock pursuant to the repurchase program. The shares were repurchased from the Underwriter at a price of $28.36 per share. During fiscal 2016, the Company purchased 2,100,000 shares of the Company’s Class A Common Stock in a series of open market transactions for $54.9 million. During fiscal 2017, the Company purchased 1,306,388 shares of the Company’s Class A Common Stock in a series of open market transactions for $46.4 million. As of March 31, 2017, the Company had $255.3 million remaining under the repurchase program.
Dividends
The following table summarizes the cash distributions recognized in the consolidated statement of cash flows:

	Fiscal Year Ended March 31,
	2017	2016	2015
Recurring dividends (1)	$92,925	$80,015	$67,846
Special dividends (2)	—	—	147,248
Dividend equivalents (3)	2,254	31,802	47,110
Total distributions	$95,179	$111,817	$262,204

(1) Amounts represent recurring quarterly dividends that were declared and paid for during each quarter of fiscal 2017, 2016, and 2015.
(2) Amount represents aggregate special dividends of $1.00 per share ($1.00 paid on August 29, 2014) that were declared and paid for during fiscal 2015.
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

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

17. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense recognized in the consolidated statements of operations:

	Fiscal Year Ended March 31,
	2017	2016	2015
Cost of revenue	$5,756	$7,001	$8,652
General and administrative expenses	15,493	17,991	17,511
Total	$21,249	$24,992	$26,163
The following table summarizes the total stock-based compensation expense recognized in the consolidated statements of operations by the following types of equity awards:

	Fiscal Year Ended March 31,
	2017	2016	2015
Equity Incentive Plan Options	$2,523	$3,702	$4,897
Class A Restricted Common Stock	18,726	21,290	21,266
Total	$21,249	$24,992	$26,163
As of March 31, 2017 and 2016, there was $12.8 million and $20.3 million, respectively, of total unrecognized compensation cost related to unvested stock-based compensation agreements. The unrecognized compensation cost as of March 31, 2017 is expected to be fully amortized over the next 5 years. Absent the effect of accelerating stock compensation cost for any departures of employees who may continue to vest in their equity awards, the following tables summarize the unrecognized compensation cost, the weighted average period the cost is expected to be amortized, and the estimated annual compensation cost for the future periods indicated below (excludes any future awards):

	Unrecognized Compensation Cost		Weighted Average Remaining Period to be Recognized
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Equity Incentive Plan Options	$1,777	$4,324	2.84	2.77
Class A Restricted Common Stock	11,007	15,951	1.75	2.02
Total	$12,784	$20,275

	Total Unrecognized Compensation Cost
	Total	2018	2019	2020	2021	2022
Equity Incentive Plan Options	$1,777	$1,050	$497	$197	$31	$2
Class A Restricted Common Stock	11,007	8,542	2,183	282	—	—
Total	$12,784	$9,592	$2,680	$479	$31	$2
Equity Incentive Plan
The EIP was created in connection with the Merger Agreement for employees and directors of Holding. The Company created a pool of options, or EIP Options, to draw upon for future grants that would be governed by the EIP. All options under the EIP are exercisable, upon vesting, for shares of Class A common stock of Holding.
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
On October 26, 2016, 43,086 options were granted under the EIP.  The estimated fair value of the per-option grant was $6.96, resulting in a total fair value of $0.3 million.
On January 25, 2017, 5,812 options were granted under the EIP. The estimated fair value of the per-option grant was $8.60, resulting in a total fair value of $0.1 million.
The aggregate grant date fair value of the EIP Options issued during fiscal 2017 and 2016, was $0.4 million and $3.4 million respectively, and is being recorded as expense over the vesting period. The total fair value of EIP Options vested during fiscal 2017 and 2016 was $11.8 million and $14.9 million, respectively. The total intrinsic value of EIP options exercised during fiscal 2017 and 2016 was $49.0 million and $16.1 million, respectively. As of March 31, 2017 and 2016, there were 12,026,970 and 12,147,850 options, respectively, available for future grant under the EIP.
In addition to options, the Board of Directors also grants restricted stock awards to members of the Board as compensation for services rendered to the Company. These awards generally vest over one year.
During fiscal 2017, the Company also issued several equity awards in the form of restricted stock to certain newly hired and existing employees and officers of the Company. These awards will vest over a three year period subject to the employees' continued employment with the Company.
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
Grants of Class A Restricted Common Stock and Restricted Stock Units
During fiscal 2017, the Board of Directors granted an aggregate of 433,218 Class A Restricted Stock Units and 40,029 shares of Class A Restricted Common Stock to newly promoted and hired partners and vice presidents, existing employees, and members of the Board of Directors. The aggregate value of these awards approximated $14.1 million and were based on the grant date stock price, which ranged from $28.94 to $35.83. The majority of these awards were issued in conjunction with the Annual Incentive Plan, whereby the amount of the annual incentive payment is determined based on performance targets established by the Compensation Committee and a portion of the incentive payment is paid in the form of Restricted Stock Units. A Restricted Stock Unit represents a contingent right to receive one share of Class A Common Stock upon vesting. The Restricted Stock Units will vest over a period of three years, subject to the participant's continued employment with the Company.
The total fair value of restricted stock shares vested during fiscal 2017 and 2016 was $30.2 million and $26.5 million, respectively.
Officers’ Rollover Stock Plan
The Rollover Plan was adopted as a mechanism to enable Company officers to exchange a portion of their previous equity interests in the pre-acquisition Company for equity interests in the Company. Unvested stock rights that would have vested in 2008 were exchanged for 2,028,270 shares of new Class C Restricted Stock issued by the Company. For the fiscal years ended March 31, 2016 and March 31, 2017 all shares of Class C Restricted Stock were fully vested. At March 31, 2017 and 2016, 3,971,730 shares of Class C Restricted Stock were authorized but unissued under the Plan.
As permitted under the terms of the EIP, the Compensation Committee, as Administrator of the Plan, authorized the withholding of taxes not to exceed the minimum statutory withholding amount, through the surrender of shares of Class A common stock issuable upon the vesting or accelerated vesting of Restricted Stock. For those holders who elected to

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

participate, the trade dates were as listed in the table below. As a result of these transactions, the Company repurchased a total of 308,793 shares and recorded them as treasury shares at a cost of $10.0 million, detailed as follows:

Total Shares Withheld to Cover Taxes
Trade Date	Shares	Cost	Total
April 1, 2016	19	$30.55	$580
April 11, 2016	9	$29.29	264
April 18, 2016	1	$28.37	28
June 30, 2016	154,012	$29.64	4,564,916
July 11, 2016	6	$30.18	181
December 6, 2016	10	$37.96	380
March 31, 2017	154,736	$35.39	5,476,107
Total	308,793		$10,042,456
Methodology
The Company uses the Black-Scholes option-pricing model to determine the estimated fair value for stock-based awards. The fair value of the Company’s stock is based on the closing price on the New York Stock Exchange.
During fiscal 2017, the Company’s Board of Directors authorized and declared three regular quarterly cash dividends of $0.15 per share and one quarterly cash dividend of $0.17 per share. Therefore, an annualized dividend yield between 1.90% and 1.94% was used in the Black-Scholes option-pricing model for all grants issued during the fiscal year. The Company plans to continue paying recurring dividends in the near term and assessing its excess cash resources to determine the best way to utilize its excess cash flow to meet its objectives. One way the Company may utilize excess cash includes the payment of special dividends. The Company does not anticipate or forecast the payment of special dividends and therefore does not include special dividends in the annual dividend yield that the company uses to calculate the fair value of stock options, as the Company does not pay these special dividends on a regular basis.
Implied volatility is calculated as of each grant date based on our historical volatility. Other than the expected life of the option, volatility is the most sensitive input to our option grants.
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
The weighted average assumptions used in the Black-Scholes option-pricing model for stock option awards were as follows:

	For The Fiscal Year Ended March 31,
	2017	2016	2015
Dividend yield	1.94%	1.83%	1.90%
Expected volatility	29.65%	29.85%	30.42%
Risk-free interest rate	1.38%	1.33%	1.60%
Expected life (in years)	5.00	5.08	5.00
Weighted-average grant date fair value	$7.16	$6.67	$5.55

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
On June 30, 2016, vested EIP option holders received a payment of $2.2 million related to the special dividends declared in fiscal years 2013, 2014, and 2015. On March 31, 2017, vested EIP option holders received a payment of $0.1 million related to the special dividends declared in fiscal years 2014 and 2015. Payment of the dividend equivalents were accounted for as modifications resulting in incremental benefit to the option holders resulting in additional compensation expense. Total compensation expense recorded in conjunction with the payment of all dividend equivalents to holders of unvested EIP options for the fiscal year ended March 31, 2017 was $0.2 million. Future compensation cost related to payment of the dividend equivalents to holders of EIP options not yet recognized in the statement of operations is $0.03 million and is expected to be recognized over 0.25 years.
As of March 31, 2017 and 2016, the Company calculated a total recorded and unrecorded stock-based compensation liability of $1.3 million and $3.8 million, respectively, related to the special dividends paid in June 2012, November 2013, and February and August 2014, with $1.0 million and $2.3 million recorded as a current liability as of March 31, 2017 and 2016, respectively.
As of March 31, 2017, $0.4 million related to EIP Options will be recorded as liabilities as the options vest over the next two years. As of March 31, 2016, there was an unrecorded liability of $1.5 million related to EIP options.
The following table summarizes unvested restricted stock activity for the periods presented:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested Restricted Stock Awards
Unvested at March 31, 2016	1,759,952	23.00
Granted	473,247	29.69
Vested	946,393	22.63
Forfeited	9,298	28.98
Unvested at March 31, 2017	1,277,508	25.71

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

The following table summarizes stock option activity for the periods presented:

	Number of Options	Weighted Average Exercise Price
Equity Incentive Plan Options
Options outstanding at March 31, 2016	5,793,008	$11.82	*
Granted	48,898	31.57
Forfeited	82,422	20.85
Expired	3,752	27.16
Exercised	1,931,495	7.60
Options outstanding at March 31, 2017	3,824,237	$13.99	*
* Reflects exercise price adjustment of $6.36 per grant for the $6.50 dividend per share issued July 30, 2012.
The following table summarizes unvested stock options for the periods presented:

	Number of Options	Weighted Average Grant Date Fair Value
Equity Incentive Plan Options
Unvested at March 31, 2016	1,565,841	$5.73
Granted	48,898	7.16
Vested	719,756	6.02
Forfeited	82,422	5.33
Unvested at March 31, 2017	812,561	$5.61

The following table summarizes stock options outstanding at March 31, 2017:

Range of exercise prices	Stock Options Outstanding	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life	Intrinsic Value	Stock Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
				(In years)				(In years)
Equity Incentive Plan
$4.28 - $35.83	3,824,237	$13.99	(1)	4.78	$81,817	3,011,676	$11.79	4.18	$71,073
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

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The financial instruments measured at fair value in the accompanying consolidated balance sheets consist of the following:

	Recurring Fair Value Measurements as of March 31, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and cash equivalents	$59,825	$—	$—	$59,825
Money market funds (1)	—	157,592	—	157,592
Total cash and cash equivalents	$59,825	$157,592	$—	$217,417
Liabilities:
Contingent consideration liability (2)	—	—	3,576	3,576
Total liabilities	$—	$—	$3,576	$3,576

	Recurring Fair Value Measurements as of March 31, 2016
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and cash equivalents	$42,102	$—	$—	$42,102
Money market funds (1)	—	145,427	—	145,427
Total cash and cash equivalents	$42,102	$145,427	$—	$187,529

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

(2) As discussed in Note 4, the Company recognized a contingent consideration liability in connection with the acquisition of Aquilent. As of March 31, 2017, the estimated fair value of the contingent consideration liability was $3.6 million and was valued using probability-weighted cash flows, which is based on the use of Level 3 fair value measurement inputs. The liability is recorded in other long-term liabilities in the consolidated balance sheet.
The fair value of the Company's debt instruments approximated its carrying value at March 31, 2017 and March 31, 2016. The fair value of debt is determined using quoted prices or other market information obtained from recent trading activity of each debt tranche in markets that are not active (Level 2 inputs). The fair value is corroborated by prices derived from the interest rate spreads of recently completed leveraged loan transactions of a similar credit profile, industry, and terms to that of the Company.

19. RELATED-PARTY TRANSACTIONS
In March 2017, the Company supported the formation of the Booz Allen Foundation, a nonprofit corporation organized and operated exclusively for charitable, scientific and educational purposes within the meaning of Section 501(c)(3) of the Internal Revenue Code of 1986, as amended. The Company is the sole member of the foundation, which gives it the authority to appoint two out of five of the Booz Allen Foundation’s directors and consent rights regarding certain extraordinary corporate actions approved by the board of directors. The Company has made a binding and irrevocable pledge of $5.0 million to the Booz Allen Foundation. The pledge expense is presented in other income (expenses), net and the pledge obligation is presented in other current liabilities on the consolidated balance sheet of the Company.
During the third quarter of fiscal 2017, The Carlyle Group, or Carlyle, sold its remaining shares of Class A common stock of the Company in an underwritten transaction. As of March 31, 2017, Carlyle does not beneficially own any shares of Class A

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

common stock of the Company. Prior to this transaction, Carlyle was the largest shareholder of the Company. From time to time, and in the ordinary course of business: (1) other Carlyle portfolio companies engage the Company as a subcontractor or service provider, and (2) the Company engages other Carlyle portfolio companies as subcontractors or service providers. Revenue and cost associated with these related parties for fiscal 2017, 2016, and 2015 were not material.
On July 31, 2008, the Company entered into a management agreement, or Management Agreement, with TC Group V US, L.L.C., or TC Group, a company affiliated with Carlyle. On June 7, 2012, TC Group assigned all of its right, title and interest in, and obligations under, the Management Agreement to Carlyle Investment Management L.L.C., or Carlyle Investment Management. In accordance with the Management Agreement, Carlyle Investment Management provided the Company with advisory, consulting and other services and the Company paid Carlyle Investment Management an aggregate annual fee of $1.0 million, plus expenses. For fiscal 2017, 2016, and 2015, the Company incurred $0.8 million, $1.0 million and $1.0 million per year in advisory fees, respectively. The Management Agreement terminated on December 6, 2016, upon the closing of the sale by Carlyle of their remaining shares of Class A common stock of the Company.

20. COMMITMENTS AND CONTINGENCIES
Leases
The Company leases office space under noncancelable operating leases that expire at various dates through 2028. The terms for the facility leases generally provide for rental payments on a graduated scale, which are recognized on a straight-line basis over the terms of the leases, including reasonably assured renewal periods, from the time the Company controls the leased property. Sometimes lease payments include payments for insurance, maintenance, and property taxes. There are no purchase options on operating leases at terms favorable to market rents. Lease incentives are recorded as a deferred credit and recognized as a reduction to rent expense on a straight-line basis over the lease term. Rent expense was approximately $81.6 million, net of $0.5 million of sublease income, $88.5 million, net of $0.5 million of sublease income, and $92.9 million, net of $0.7 million of sublease income, for fiscal 2017, 2016, and 2015, respectively.
Future minimum operating lease payments for noncancelable operating leases and future minimum income for noncancelable sublease rentals are summarized as follows:

For the Fiscal Year Ending March 31,	Operating Lease Payments	Operating Sublease Income
2018	$70,119	$386
2019	63,198	184
2020	54,846	54
2021	50,033	41
2022	38,183	20
Thereafter	107,562	—
	$383,941	$685
Rent expense is included in occupancy costs, a component of general and administrative expenses, as shown on the consolidated statements of operations, and includes rent, sublease income from third parties, real estate taxes, utilities, parking, security, repairs and maintenance, and storage costs.
Letters of Credit and Third-Party Guarantees
As of March 31, 2017 and 2016, the Company was contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that totaled $8.6 million and $6.6 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At March 31, 2017 and 2016, approximately $1.7 million and $1.8 million, respectively, of these instruments reduce the available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $10.0 million facility established in fiscal 2015 of which $3.1 million and $5.2 million, respectively, was available to the Company at March 31, 2017 and 2016.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

Government Contracting Matters
For fiscal 2017, 2016, and 2015, approximately 97%, 97%, and 98%, respectively, of the Company’s revenue was generated from contracts where the end client was an agency or department of the U.S. government, including contracts where the Company performed in either a prime or subcontract position, and regardless of the geographic location in which the work was performed. Contracts with the U.S. government are subject to extensive legal and regulatory requirements. From time to time and in the ordinary course of business, agencies of the U.S. government audit our contract costs and conduct inquiries and investigations of our business practices with respect to government contracts to determine whether the Company’s operations are conducted in accordance with these requirements and the terms of the relevant contracts. U.S. government agencies, including the Defense Contract Audit Agency, routinely audit our contract costs, including allocated indirect costs for compliance with the Cost Accounting Standards and the Federal Acquisition Regulation. These agencies also conduct reviews and investigations and make inquiries regarding our accounting and other systems in connection with our performance and business practices with respect to our government contracts. U.S. government audits, inquiries, or investigations of the Company, whether related to the Company’s U.S. government contracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including withholding of payments, suspension of payments, repayments, fines, or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting. Management believes it has recorded the appropriate provision for any audit, inquiry, or investigation of which it is aware. During fiscal 2017, the Defense Contract Management Agency Administrative Contracting Officer negotiated annual final indirect cost rates for fiscal years 2010 and 2011. As a result, the Company reduced a portion of its provision for the recovery of allowable expenses based on the outcome of these negotiations and the settlement of the final indirect costs for fiscal years 2010 and 2011. The Company also revised its provision based on the outcome of the negotiations and related and new emerging exposures that may result in future cost disallowance, including cost reductions and/or penalties. Management believes it has recorded the appropriate provision for the estimated losses that may be experienced from any such reductions and/or penalties. As of March 31, 2017 and 2016, the Company has recorded a liability of approximately $175.7 million and $189.9 million, respectively, for its current best estimate of amounts to be refunded to customers for potential adjustments from audits or reviews of contract costs incurred subsequent to fiscal year 2011, and for contracts not yet closed that are impacted by settlement of audits or reviews of contract costs incurred in prior fiscal years.
Litigation
The Company is involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, management does not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on the Company’s financial condition and results of operations. As of March 31, 2017 and 2016, there were no material amounts accrued in the consolidated financial statements related to these proceedings.
Six former officers and stockholders who had departed the company prior to the acquisition have filed a total of nine suits in various jurisdictions, with original filing dates ranging from July 3, 2008 through December 15, 2009, against us and certain of our current and former directors and officers. Three of these suits were amended on July 2, 2010 and then further amended into one consolidated complaint on September 7, 2010. Another two of the original nine suits were consolidated into one complaint on September 24, 2014. Each of the suits arises out of the acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the acquisition. Some of the suits also allege that the acquisition price paid to stockholders was insufficient. The various suits assert claims for breach of contract, tortious interference with contract, breach of fiduciary duty, civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations, violations of the Employee Retirement Income Security Act, and/or securities and common law fraud. Three of these suits have been dismissed with all appeals exhausted. The two suits that were consolidated into one action on September 24, 2014 were settled on April 16, 2015. One of the remaining suits has been dismissed by the United States District Court for the Southern District of California and such dismissal was upheld by the United States Court of Appeals for the Ninth Circuit. The plaintiff in this suit subsequently filed a Petition for Writ of Certiorari to the United States Supreme Court, which was denied by the United States Supreme Court on January 9, 2017. The other three remaining suits that were previously consolidated on September 7, 2010 have been dismissed by the United States District Court for the Southern District of New York and are on appeal before the United States Court of Appeals for the Second Circuit. On December 15, 2016, hearings relating to the appeal were held before the United States Court of Appeals for the Second Circuit. As of March 31, 2017, the United States Court of Appeals for the Second Circuit has not ruled on this appeal. As of March 31, 2017, the aggregate alleged

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

damages sought in these three remaining suits was approximately $241.7 million (substantially all of which is sought to be trebled pursuant to RICO), plus punitive damages, costs, and fees. Although the outcome of any of these cases is inherently uncertain and may be materially adverse, based on current information, management does not expect them to have a material adverse effect on our financial condition and results of operations.

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

22. UNAUDITED QUARTERLY FINANCIAL DATA

	2017 Quarters
	First	Second	Third	Fourth
Revenue	$1,422,722	$1,394,853	$1,404,638	$1,582,071
Operating income	129,301	117,661	108,124	129,161
Income before income taxes	113,364	97,747	92,615	108,174
Net income	67,817	62,830	55,590	66,253
Earnings per common share:
Basic (1)	$0.46	$0.42	$0.37	$0.44
Diluted (1)	$0.45	$0.41	$0.37	$0.44

	2016 Quarters
	First	Second	Third	Fourth
Revenue	$1,351,604	$1,322,154	$1,307,663	$1,424,317
Operating income	126,144	108,816	105,116	104,508
Income before income taxes	108,586	90,953	87,909	92,014
Net income	64,306	56,216	108,055	65,517
Earnings per common share:
Basic (1)	$0.44	$0.38	$0.72	$0.44
Diluted (1)	$0.43	$0.37	$0.71	$0.43
(1) Earnings per share are computed independently for each of the quarters presented and therefore may not sum to the total for the fiscal year.

23. SUPPLEMENTAL FINANCIAL INFORMATION
The following schedule summarizes valuation and qualifying accounts for the periods presented:

	Fiscal Year Ended March 31,
	2017	2016	2015
Allowance for doubtful accounts:
Beginning balance	$656	$357	$1,457
Provision for doubtful accounts	(135)	352	(1,100)
Charges against allowance	(521)	(53)	—
Ending balance	$—	$656	$357

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

24. SUBSEQUENT EVENTS
Interest Rate Swaps
On April 6, 2017, Booz Allen Hamilton entered into three interest rate swap agreements with three different financial institutions to fix the LIBOR portion of the interest rate on outstanding debt under the Credit Agreement, as amended. Each swap has a notional amount of $100 million and fixes LIBOR at 1.998% with an effective date of April 30, 2018 and a maturity date of June 30, 2021.
Senior Notes Offering
On April 25, 2017, Booz Allen Hamilton issued $350 million aggregate principal amount of its 5.125% Senior Notes due 2025 under an Indenture, dated as of April 25, 2017, among Booz Allen Hamilton, certain subsidiaries of Booz Allen Hamilton, as guarantors (the “Subsidiary Guarantors”), and Wilmington Trust, National Association, as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of April 25, 2017, among Booz Allen Hamilton, the Subsidiary Guarantors and the Trustee. The proceeds from the sale have been used to repay all outstanding loans under the Revolving Credit Facility.
Share Re-purchase Program
The Company paid $9.9 million during the first quarter of fiscal 2018 for 279,600 shares repurchased during the fourth quarter of fiscal 2017 that had not settled in cash by March 31, 2017.
Dividend Declared
On May 22, 2017, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.17 per share. Payment of the dividend will be made on June 30, 2017 to stockholders of record at the close of business on June 10, 2017.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective as of March 31, 2017.
Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes.
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2017. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 framework). Based on this assessment, management has concluded that, as of March 31, 2017, our internal control over financial reporting was effective.
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

Report of Ernst & Young LLP,
Independent Registered Public Accounting Firm,
Regarding Internal Control over Financial Reporting

The Board of Directors and Shareholders of
Booz Allen Hamilton Holding Corporation

We have audited Booz Allen Hamilton Holding Corporation’s internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Booz Allen Hamilton Holding Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Booz Allen Hamilton Holding Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Booz Allen Hamilton Holding Corporation as of March 31, 2017 and March 31, 2016 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2017 of Booz Allen Hamilton Holding Corporation and our report dated May 22, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tysons, Virginia
May 22, 2017

Item 9B.	Other Information.
On May 19, 2017, the Company’s compensation committee approved for the 2018 fiscal year increases in (and changes in the composition of) the compensation of Horacio D. Rozanski, the Company’s President and Chief Executive Officer, Karen M. Dahut, Executive Vice President, and Lloyd W. Howell, Jr., Executive Vice President, Chief Financial Officer and Treasurer.
The compensation committee approved an increase in Mr. Rozanski’s total target direct compensation for fiscal year 2018 to $4.0 million. The compensation committee also approved a change in Mr. Rozanski’s pay mix for fiscal year 2018 to increase the portion of his total target compensation provided in the form of equity to 58%, taking into consideration the annual value of $1.5 million in respect of a previously granted special equity award. In addition, 65% of the fiscal 2018 equity granted to Mr. Rozanski was in the form of long-term performance equity awards. As a result of these changes, effective for fiscal year 2018, Mr. Rozanski’s base salary, target annual cash bonus and target annual equity grant value will equal $1.5 million, $0.8 million and $1.7 million, respectively.
The compensation committee approved an increase in each of Ms. Dahut’s and Mr. Howell’s total target direct compensation for fiscal year 2018 to $2.4 million. The compensation committee also approved a change in pay mix for fiscal year 2018 to increase the portion of target compensation provided in the form of equity to 55%, taking into consideration the annual value of the $1.0 million in respect of a previously granted special award. In addition, 60% of the fiscal 2018 equity granted was in the form of long-term performance equity awards. As a result of these changes, effective for fiscal 2018, each of Ms. Dahut’s and Mr. Howell’s base salary, target annual cash bonus and target annual equity grant value will equal $1.025 million, $0.5 million, and $0.875 million, respectively. In addition, Ms. Dahut and Mr. Howell will each be eligible for a one-time advancement equity stock option grant with a value of $0.5 million, to be granted in fiscal year 2018.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information related to our directors is set forth under the caption “Election of Directors” of our Proxy Statement for our Annual Meeting of Stockholders scheduled for August 3, 2017. Such information is incorporated herein by reference.
Information relating to our Executive Officers is included in Part I of this Annual Report under the caption “Executive Officers of the Registrant.”
Information relating to compliance with Section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2017 Proxy Statement. Such information is incorporated herein by reference.
Information related to our code of ethics is set forth under the caption “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2017 Proxy Statement. Such information is incorporated herein by reference.
Information relating to the Audit Committee and Board of Directors determinations concerning whether a member of the Audit Committee is a “financial expert” as that term is defined under Item 407(d)(5) of Regulation S-K is set forth under the caption “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2017 Proxy Statement. Such information is incorporated herein by reference.

Item 11.	Executive Compensation.
Information relating to this item is set forth under the captions “Compensation Discussion and Analysis,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report on Executive Compensation” of our 2017 Proxy Statement. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plans
The following table presents information concerning the securities authorized for issuance pursuant to our equity compensation plans as of March 31, 2017:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by securityholders	4,680,212	(1)(2)	$13.99	12,026,970
Equity compensation plans not approved by securityholders	—		N/A	—
Total	4,680,212	(1)(2)	$13.99	12,026,970

(1)
Column (a) includes: 855,975 shares that have been granted as restricted stock units (RSUs) and 3,824,237 shares granted as options under our equity compensation plans. The weighted average price in column (b) does not take into account shares issued pursuant to RSUs.

Information relating to the security ownership of certain beneficial owners and management is included in our 2017 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information relating to this item is set forth under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2017 Proxy Statement. Such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
Information relating to this item is set forth under the caption “Independent Registered Public Accounting Firm Fees” of our 2017 Proxy Statement. Such information is incorporated herein by reference.

Item 15.	Exhibits, Financial Statement Schedules.
(a) The following documents are filed as part of this Annual Report:

(1)	Our consolidated financial statements filed herewith are set forth in Item 8 of this Annual Report.

(2)
Consolidated financial statement schedules have been omitted because either they are not applicable or the required information is included in the consolidated financial statements or the notes thereto.

(3)	The attached list of exhibits in the “Exhibit Index” immediately following the signature pages to this Annual Report is filed as part of this Annual Report and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of May, 2017.

BOOZ ALLEN HAMILTON HOLDING CORPORATION (Registrant)

By:	/s/ Horacio D. Rozanski
Name: Horacio D. Rozanski
Title: President and Chief Executive Officer
SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Horacio D. Rozanski	President, Chief Executive Officer and Director (Principal Executive Officer)	May 22, 2017
Horacio D. Rozanski

/s/ Lloyd W. Howell, Jr.	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	May 22, 2017
Lloyd W. Howell, Jr.

/s/ Laura S. Adams	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	May 22, 2017
Laura S. Adams

/s/ Ralph W. Shrader	Chairman of the Board	May 22, 2017
Ralph W. Shrader

/s/ Joan Lordi C. Amble	Director	May 22, 2017
Joan Lordi C. Amble

/s/ Melody C. Barnes	Director	May 22, 2017
Melody C. Barnes

/s/ Peter Clare	Director	May 22, 2017
Peter Clare

/s/ Ian Fujiyama	Director	May 22, 2017
Ian Fujiyama

/s/ Mark Gaumond	Director	May 22, 2017
Mark Gaumond

/s/ Arthur E. Johnson	Director	May 22, 2017
Arthur E. Johnson

/s/ Gretchen W. McClain	Director	May 22, 2017
Gretchen W. McClain

/s/ Philip A. Odeen	Director	May 22, 2017
Philip A. Odeen

/s/ Charles O. Rossotti	Director	May 22, 2017
Charles O. Rossotti

Exhibit Index

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of May 15, 2008, by and among Booz Allen Hamilton Inc., Booz Allen Hamilton Holding Corporation (formerly known as Explorer Holding Corporation), Booz Allen Hamilton Investor Corporation (formerly known as Explorer Investor Corporation), Explorer Merger Sub Corporation and Booz & Company Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (File No. 333- 167645))

2.2
Spin Off Agreement, dated as of May 15, 2008, by and among Booz Allen Hamilton Inc., Booz & Company Holdings, LLC, Booz & Company Inc., Booz & Company Intermediate I Inc. and Booz & Company Intermediate II Inc. (Incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

2.3
Amendment to the Agreement and Plan of Merger and the Spin Off Agreement, dated as of July 30, 2008, by and among Booz Allen Hamilton Inc., Booz Allen Hamilton Holding Corporation (formerly known as Explorer Holding Corporation), Booz Allen Hamilton Investor Corporation (formerly known as Explorer Investor Corporation), Explorer Merger Sub Corporation, Booz & Company Holdings, LLC, Booz & Company Inc., Booz & Company Intermediate I Inc. and Booz & Company Intermediate II Inc. (Incorporated by reference to Exhibit 2.3 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

3.1
Third Amended and Restated Certificate of Incorporation of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report for the period ended September 30, 2014 on Form 10-Q (File No. 001-34972))

3.2
Second Amended and Restated Bylaws of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report for the period ended December 31, 2010 on Form 10-Q (File No. 001-34972))

4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

4.2
Indenture, dated April 25, 2017, among Booz Allen Hamilton Inc., the Subsidiary Guarantors party thereto and Wilmington Trust, National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Periodic Report on Form 8-K filed on April 25, 2017 (File No. 001-34972))

4.3
First Supplemental Indenture, dated April 25, 2017, among Booz Allen Hamilton Inc., the Subsidiary Guarantors party thereto and Wilmington Trust, National Association (Incorporated by reference to Exhibit 4.2 to the Company’s Periodic Report on Form 8-K filed on April 25, 2017 (File No. 001-34972))

4.4
Form of 5.125% Senior Note due 2025 (Incorporated by reference to Exhibit 4.3 to the Company’s Periodic Report on Form 8-K filed on April 25, 2017 (File No. 001-34972) (included in Exhibit 4.1 thereto))

10.1†
Second Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report for the period ended September 30, 2014 on Form 10-Q (File No. 001-34972))

10.2†	Booz Allen Hamilton Holding Corporation Officers’ Rollover Stock Plan (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.3†	Form of Booz Allen Hamilton Holding Corporation Rollover Stock Option Agreement (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

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

10.6†	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

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

10.9†
Amended and Restated Booz Allen Hamilton Holding Corporation Annual Incentive Plan (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report for the period ended September 30, 2014 on Form 10-Q (File No. 001-34972))

10.10†	Booz Allen Hamilton Holding Corporation Officers’ Retirement Plan (Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.11†	Officer’s Comprehensive Medical and Dental Choice Plans (Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.12†	Retired Officer’s Comprehensive Medical and Dental Choice Plans (Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.13†	Group Variable Universal Life Insurance (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report for the year ended March 31, 2015 on Form 10-K (File No. 001-34972))

10.14†	Group Personal Excess Liability Insurance (Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.15†	Annual Performance Program (Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.16†
Form of Booz Allen Hamilton Holding Corporation Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.17†
Form of Stock Option Agreement under the Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report for the year ended March 31, 2011 on Form 10-K (File No. 001-34972))

10.18†	Officer Transition Policy (Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report for the year ended March 31, 2011 on Form 10-K (File No. 001-34972))

10.19†
Form of Stock Option Agreement under the Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report for the period ended December 31, 2011 on Form 10-Q (File No. 001-34972))

10.20
Credit Agreement among Booz Allen Hamilton Inc., as the Borrower, the several lenders from time to time parties thereto, Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Lender, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Barclays Bank PLC, Citigroup Global Markets Inc., HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc. and Sumimoto Mitsui Banking Corporation, as Joint Bookrunners, Credit Suisse Securities (USA) LLC, as Syndication Agent, Barclays Bank PLC, Citigroup Global Markets Inc., HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc., Sumimoto Mitsui Banking Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents, dated as of July 31, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Periodic Report on Form 8-K filed on August 1, 2012 (File No. 001-34972))

10.21
Guarantee and Collateral Agreement, among Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Inc., ASE, Inc. and Booz Allen Hamilton International, Inc., in favor of Bank of America, N.A., as Collateral Agent, dated as of July 31, 2012 (Incorporated by reference to Exhibit 10.2 to the Company’s Periodic Report on Form 8-K filed on August 1, 2012 (File No. 001-34972))

10.22
First Amendment to Credit Agreement, dated as of August 16, 2013, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC, SDI Technology Corporation, and Booz Allen Hamilton International, Inc., as Guarantors,, Bank of America, N.A., as Administrative Agent, Collateral Agent and New Refinancing Tranche B Term Lender, and the other Lenders and financial institutions from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Periodic Report on Form 8-K filed on August 20, 2013 (File No. 001-34972))

10.23†	Form of Employment Agreement (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report for the year ended March 31, 2014 on Form 10-K (File No. 001-34972))

10.24†
Form of Restricted Stock Agreement under the Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report for the year ended March 31, 2014 on Form 10-K (File No. 001-34972))

10.25†
Form of Restricted Stock Unit Agreement under the Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report for the year ended March 31, 2014 on Form 10-K (File No. 001-34972))

10.26
Second Amendment to Credit Agreement, dated as of May 7, 2014, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC, SDI Technology Corporation, ASE, Inc. and Booz Allen Hamilton International, Inc., as Guarantors, Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Lender, and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Periodic Report on Form 8-K filed on May 13, 2014 (File No. 001-34972))

10.27
Third Amendment to Credit Agreement, dated as of July 13, 2016, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC, SDI Technology Corporation, ASE, Inc. and Booz Allen Hamilton International, Inc., as Guarantors, Bank of America, N.A., as Administrative Agent, Collateral Agent and New Refinancing Tranche B Term Lender, and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Periodic Report on Form 8-K filed on July 18, 2016 (File No. 001-34972))

10.28
Fourth Amendment to Credit Agreement, dated as of February 6, 2017, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC and SDI Technology Corporation, as Guarantors, Bank of America, N.A., as Administrative Agent, Collateral Agent and New Refinancing Tranche B Term Lender, and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Periodic Report on Form 8-K filed on February 7, 2017 (File No. 001-34972))

10.29
ISDA 2002 Master Agreement, by and between Booz Allen Hamilton Inc. and Bank of America, N.A., dated as of December 17, 2014 (the “Bank of America Master Agreement”), and the Amended and Restated Schedule to the Bank of America Master Agreement, dated as of February 6, 2017 (Incorporated by reference to Exhibit 10.1 to the Company’s Periodic Report on Form 8-K filed on April 11, 2017 (File No. 001-34972))

10.30
ISDA 2002 Master Agreement, by and between Booz Allen Hamilton Inc. and JPMorgan Chase Bank, N.A., dated as of December 17, 2014 (the “JPM Master Agreement”), and the Amended and Restated Schedule to the JPM Master Agreement, dated as of February 8, 2017 (Incorporated by reference to Exhibit 10.2 to the Company’s Periodic Report on Form 8-K filed on April 11, 2017 (File No. 001-34972))

10.31
ISDA 2002 Master Agreement, by and between Booz Allen Hamilton Inc. and Fifth Third Bank, dated as of December 16, 2014 (the “Fifth Third Master Agreement”), and the Amended and Restated Schedule to the Fifth Third Master Agreement, dated as of February 7, 2017 (Incorporated by reference to Exhibit 10.3 to the Company’s Periodic Report on Form 8-K filed on April 11, 2017 (File No. 001-34972))

10.32
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and Bank of America, N.A., dated as of April 10, 2017 (Incorporated by reference to Exhibit 10.4 to the Company’s Periodic Report on Form 8-K filed on April 11, 2017 (File No. 001-34972))

10.33
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and JPMorgan Chase Bank, N.A., dated as of April 11, 2017 (Incorporated by reference to Exhibit 10.5 to the Company’s Periodic Report on Form 8-K filed on April 11, 2017 (File No. 001-34972))

10.34
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and Fifth Third Bank, dated as of April 6, 2017 (Incorporated by reference to Exhibit 10.6 to the Company’s Periodic Report on Form 8-K filed on April 11, 2017 (File No. 001-34972))

10.35†	Booz Allen Hamilton Inc. Nonqualified Deferred Compensation Plan*

10.36†	Form of Stock Option Agreement under the Second Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation*

10.37†	Form of Performance Restricted Stock Unit Agreement under the Second Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation*

10.38†	Form of Restricted Stock Unit Agreement under the Second Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation*

10.39†	Form of Restricted Stock Unit Agreement under the Second Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation*

21	Subsidiaries of the registrant*

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)*

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)*

101
The following materials from Booz Allen Hamilton Holding Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2017 and 2016; (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2017, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2017, 2016 and 2015; (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2017, 2016 and 2015; (v) Consolidated Statements of Stockholders' Equity for the fiscal years ended March 31, 2017, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements.

___________________________________

*	Filed electronically herewith.
† Management contract or compensatory arrangement.