Form 10-Q
period 2017-06-30
Booz Allen Hamilton Holding Corp
filed 2017-08-07
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
 ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

1

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of August 2, 2017
Class A Common Stock	148,676,105
Class B Non-Voting Common Stock	—
Class C Restricted Common Stock	—
Class E Special Voting Common Stock	—

2

1

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	March 31, 2017
	(Unaudited)
	(Amounts in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$337,487	$217,417
Accounts receivable, net of allowance	1,073,968	991,810
Prepaid expenses and other current assets	95,521	85,253
Total current assets	1,506,976	1,294,480
Property and equipment, net of accumulated depreciation	138,912	139,167
Intangible assets, net of accumulated amortization	267,893	271,880
Goodwill	1,571,186	1,571,190
Other long-term assets	90,558	96,388
Total assets	$3,575,525	$3,373,105
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$63,150	$193,150
Accounts payable and other accrued expenses	508,430	504,117
Accrued compensation and benefits	227,036	263,816
Other current liabilities	146,651	140,318
Total current liabilities	945,267	1,101,401
Long-term debt, net of current portion	1,798,655	1,470,174
Other long-term liabilities	232,576	227,939
Total liabilities	2,976,498	2,799,514
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock, Class A — $0.01 par value — authorized, 600,000,000 shares; issued, 156,800,716 shares at June 30, 2017 and 155,901,485 shares at March 31, 2017; outstanding, 148,676,105 shares at June 30, 2017 and 148,887,708 shares at March 31, 2017	1,568	1,559
Treasury stock, at cost — 8,124,611 shares at June 30, 2017 and 7,013,777 shares at March 31, 2017	(230,421)	(191,900)
Additional paid-in capital	312,874	302,907
Retained earnings	532,230	478,102
Accumulated other comprehensive loss	(17,224)	(17,077)
Total stockholders’ equity	599,027	573,591
Total liabilities and stockholders’ equity	$3,575,525	$3,373,105
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,
	2017	2016
	(Amounts in thousands, except per share data)
Revenue	$1,493,570	$1,422,722
Operating costs and expenses:
Cost of revenue	698,538	656,954
Billable expenses	451,664	432,265
General and administrative expenses	188,455	189,701
Depreciation and amortization	15,449	14,501
Total operating costs and expenses	1,354,106	1,293,421
Operating income	139,464	129,301
Interest expense	(18,747)	(17,828)
Other income (expense), net	761	1,891
Income before income taxes	121,478	113,364
Income tax expense	41,938	45,547
Net income	$79,540	$67,817
Earnings per common share (Note 3):
Basic	$0.53	$0.46
Diluted	$0.53	$0.45
Dividends declared per share	$0.17	$0.15

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,
	2017	2016
	(Amounts in thousands)
Net income	$79,540	$67,817
Other comprehensive income (loss), net of tax:
Unrealized loss on derivatives designated as cash flow hedges	(510)	—
Change in postretirement plan costs	363	457
Total other comprehensive (loss) income, net of tax	(147)	457
Comprehensive income	$79,393	$68,274

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,
	2017	2016
	(Amounts in thousands)
Cash flows from operating activities
Net income	$79,540	$67,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,449	14,501
Stock-based compensation expense	5,249	5,889
Excess tax benefits from stock-based compensation	(6,864)	(3,546)
Amortization of debt issuance costs	1,289	2,083
Losses on dispositions	174	3
Changes in assets and liabilities:
Accounts receivable	(82,158)	(60,508)
Prepaid expenses and other current assets	(3,249)	36,206
Other long-term assets	5,504	(15,980)
Accrued compensation and benefits	(36,203)	(34,533)
Accounts payable and other accrued expenses	1,832	(20,776)
Accrued interest	4,698	1,658
Other current liabilities	14,487	13,195
Other long-term liabilities	4,247	5,638
Net cash provided by operating activities	3,995	11,647
Cash flows from investing activities
Purchases of property and equipment	(11,536)	(6,171)
Payments for business acquisitions, net of cash acquired	(204)	(851)
Net cash used in investing activities	(11,740)	(7,022)
Cash flows from financing activities
Proceeds from issuance of common stock	1,779	1,571
Stock option exercises	3,263	2,338
Excess tax benefits from stock-based compensation	—	3,546
Repurchases of common stock	(48,428)	(4,566)
Cash dividends paid	(25,412)	(22,349)
Dividend equivalents paid to option holders	(890)	(2,157)
Repayment of debt	(175,788)	(175,563)
Proceeds from debt issuance	373,291	185,000
Net cash provided by (used in) financing activities	127,815	(12,180)
Net increase (decrease) in cash and cash equivalents	120,070	(7,555)
Cash and cash equivalents––beginning of period	217,417	187,529
Cash and cash equivalents––end of period	$337,487	$179,974
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$12,652	$14,051
Income taxes	$17,016	$1,490
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
1. BUSINESS OVERVIEW
Organization
Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or Holding, the Company or we, us, and our, was incorporated in Delaware in May 2008. The Company provides management and technology consulting, engineering, analytics, digital solutions, mission operations, and cyber expertise to U.S. and international governments, major corporations, and not-for-profit organizations. The Company reports operating results and financial data in one reportable segment. The Company is headquartered in McLean, Virginia, with approximately 23,400 employees as of June 30, 2017.
2. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, or SEC, and should be read in conjunction with the information contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2017. The interim period unaudited condensed consolidated financial statements are presented as described below. Certain information and disclosures normally required for annual financial statements have been condensed or omitted pursuant to GAAP and SEC rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation of the results of the interim period presented have been included. The Company’s fiscal year ends on March 31 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31. The results of operations for the three months ended June 30, 2017 are not necessarily indicative of results to be expected for the full fiscal year.
The condensed consolidated financial statements and notes of the Company include its subsidiaries, and the joint ventures and partnerships over which the Company has a controlling financial interest. The Company uses the equity method to account for investments in entities that it does not control if it is otherwise able to exert significant influence over the entities' operating and financial policies.
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
Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment award transactions related to accounting for income taxes, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification of employee taxes paid on the statements of cash flows when an employer withholds shares for tax-withholding purposes. The Company adopted ASU 2016-09 in the current period. Certain of the simplification provisions were not applicable to the Company. The Company will continue its existing practice of estimating the number of forfeitures that are expected to occur rather than account for forfeitures when they occur as permitted under the new guidance.
The primary impacts of adopting ASU 2016-09 were those related to excess tax benefits and tax deficiencies. The new guidance requires that such amounts be recognized as income tax expense or benefit in the statement of operations, which could result in fluctuations in the Company's effective tax rate period over period depending on how many awards vest, or options are exercised, in a quarter. The guidance also requires that the cash flows associated with these transactions be presented with other income tax related cash flows in the operating activities section of the statement of cash flows. The Company recognized excess tax benefits of $6.9 million during the quarter ended June 30, 2017, as a reduction to income tax expense in the condensed consolidated statement of operations. As discussed further in Note 10, the effect of adopting ASU 2016-09 resulted in a decrease in the Company's current period effective tax rate. As permitted, the Company adopted the guidance related to the presentation of excess tax benefits in the condensed consolidated statement of cash flows on a prospective basis. Prior period amounts were not adjusted.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which will change the presentation of net periodic benefit cost components on the condensed consolidated statement of operations. Under this guidance, the service cost component of net benefit cost will continue to be presented in the same line items as other employee compensation costs, while the remaining components of net periodic benefit costs are to be presented outside operating income. ASU 2017-07 is effective for annual reporting periods beginning after December 15, 2017 and is to be applied retrospectively, with early adoption permitted. The Company is assessing the effect that the adoption of this guidance will have on its condensed consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases, to increase transparency and comparability of accounting for lease transactions. The new standard requires lessees to recognize lease assets and lease liabilities on their balance sheet for all leases with a lease term of greater than 12 months. Lessor accounting is largely unchanged. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is assessing what effect the adoption of this standard may have on its condensed consolidated financial statements.
In May 2014, the FASB, issued Accounting Standard Codification, or ASC, topic, Revenue from Contracts with Customers, as amended (Topic 606) that will replace existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. In July 2015, the FASB approved a one-year delay in the effective date of the standard, which will now be effective for the Company beginning on April 1, 2018 (i.e., beginning with the first quarter fiscal 2019 interim financial statements). The Company anticipates adopting the new revenue standard using the full retrospective transition method; however, the Company's ability to adopt using the full retrospective method is dependent on system and process readiness and the completion of our analysis of information necessary to recast our prior period financial statements.
A dedicated team has been established that continues to make progress toward completing the evaluation of the impact of the new standard. An initial accounting assessment of the new standard has been completed and the Company is not currently expecting significant changes related to recognizing revenue and earnings over time for long-term contracts as work progresses because of the continuous transfer of control to the customer, generally using an input measure (e.g., costs incurred) to reflect progress. Nevertheless, the Company expects the standard will result in several changes to the way it recognizes revenue, including how the Company determines the transaction price for performance-based or unfunded components associated with our fixed price contracts, the period of time for recognizing revenue primarily in non-federal government contracts, and with certain types of option exercises that may be evaluated as separate performance obligations or new arrangements for accounting purposes. The Company is continuing the process of quantifying the financial statement impacts, revising current accounting policies, evaluating changes to internal controls, and determining the appropriate changes to business processes.
Other accounting and reporting pronouncements issued after June 30, 2017 are not expected to have a material impact on the Company's condensed consolidated financial statements.
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
The Company currently has outstanding shares of Class A Common Stock. Unvested Class A Restricted Common Stock holders are entitled to participate in non-forfeitable dividends or other distributions. These unvested restricted shares participated in the Company's dividends declared and were paid in the first quarter of fiscal 2018 and 2017. As such, EPS is calculated using the two-class method whereby earnings are reduced by distributed earnings as well as any available undistributed earnings allocable to holders of unvested restricted shares. A reconciliation of the income used to compute basic and diluted EPS for the periods presented are as follows:

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

	Three Months Ended June 30,
	2017	2016
Earnings for basic computations (1)	$78,955	$67,247
Weighted-average common shares outstanding for basic computations	147,714,993	147,241,782
Earnings for diluted computations (1)	$78,961	$67,254
Dilutive stock options and restricted stock	2,153,280	2,392,810
Weighted-average common shares outstanding for diluted computations	149,868,273	149,634,592
Earnings per common share
Basic	$0.53	$0.46
Diluted	$0.53	$0.45
(1) During the three months ended June 30, 2017 and 2016, approximately 1.1 million and 1.2 million participating securities were paid dividends totaling $0.2 million and $0.2 million, respectively. For both the three months ended June 30, 2017 and 2016, there were undistributed earnings of $0.4 million allocated to the participating class of securities in both basic and diluted EPS. The allocated undistributed earnings and the dividends paid comprise the difference between net income presented on the condensed consolidated statements of operations and earnings for basic and diluted computations for the three months ended June 30, 2017 and 2016.
The EPS calculation for three months ended June 30, 2017 and 2016 excludes 0.2 million and 0.5 million options, respectively, as their impact was anti-dilutive.
4. ACQUISITION
On January 24, 2017, the Company acquired eGov Holdings, Inc., which we refer to as "Aquilent". As a result of the transaction, eGov Holdings, Inc. became a wholly owned subsidiary of Booz Allen Hamilton Inc., or Booz Allen Hamilton. Aquilent is an architect of IT solutions for the U.S. federal government. We expect the acquisition will further expand the Company's ability to blend its consulting heritage with advanced technical expertise.
The acquisition of Aquilent has been accounted for under the acquisition method of accounting, which requires the total acquisition consideration to be allocated to the assets acquired and liabilities assumed based on an estimate of the acquisition date fair value, with the difference reflected in goodwill. During the first quarter of fiscal 2018, the Company finalized Aquilent's post-closing working capital, which resulted in an immaterial adjustment to the total estimated purchase consideration transferred.
The following table summarizes the preliminary determination of the total consideration transferred as of June 30, 2017, reflecting such adjustment:

Cash purchase price paid to Aquilent shareholders	$250,000
Working capital and other closing adjustments	(1,729)
Acquired cash on hand	2,998
Acquisition-related compensation expenses	(1,291)
Acquisition-related contingent consideration	3,576
Total estimated purchase consideration transferred at closing	$253,554
As part of the acquisition, the Company and the selling shareholders of Aquilent agreed to jointly make an election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended, or the Code, to treat the acquisition as an asset purchase for income tax purposes. The Company agreed to contractually reimburse the selling stockholders for previously unrealized tax consequences on Aquilent's prior tax-return positions that became realized upon acquisition; and agreed to indemnify the selling stockholders for potential, incremental increases in income taxes and related costs as a result of the Section 338(h)(10) election. The indemnity was evaluated to be acquisition-related contingent consideration, which was preliminarily estimated at the acquisition date fair value of $3.6 million. The acquisition-related contingent consideration was estimated using probability-

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

weighted cash flows and significant unobservable inputs (Level 3) as described under the fair value hierarchy of ASC 820, Fair Value Measurements, or ASC 820.
The Company recorded, on a preliminary basis, the assets acquired and liabilities assumed at their acquisition date fair value, with the difference between the fair value of the net assets acquired and the acquisition consideration reflected as goodwill. The following table represents the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

Preliminary allocation:
Current assets	$15,809
Other tangible assets	1,144
Customer-relationship intangible assets	69,000
Goodwill	199,826
Current liabilities	(8,450)
Tax liability	(13,554)
Income tax uncertainty	(10,221)
Total purchase consideration transfer at closing	$253,554
The identifiable customer-relationship intangible assets of $69 million were valued using the excess earnings method discounted cash flow approach, incorporating Level 3 inputs as described under the fair value hierarchy of ASC 820. These unobservable inputs reflect the Company's own assumptions about which assumptions market participants would use in pricing an asset on a non-recurring basis. This asset will be amortized over the estimated useful life of 12 years.
As part of the acquisition, the Company agreed to contractually reimburse the selling stockholders for previously unrealized tax consequences on Aquilent's prior tax-return positions that become realized with the acquisition. Accordingly, the Company recognized a tax liability of $13.6 million. The obligation was relieved and paid during the first quarter of fiscal 2018. The Company continues to carry a related reserve of $10.2 million for income tax uncertainties created with the acquisition resulting from uncertainty in the sustainability of Aquilent's prior tax-return positions under examination with the relevant tax authorities.
The goodwill of $199.8 million was primarily attributed to the specialized workforce and the expected synergies between the Company and Aquilent. The majority of the goodwill is expected to be deductible for tax purposes.
The fair values of assets acquired and liabilities assumed are preliminary and based on valuation estimates and assumptions that are subject to change and could result in material changes since the timing of the acquisition and related judgments required to make certain valuation estimates could necessitate the use of the one year measurement period to adequately analyze and assess a number of factors used in establishing the fair value of the net assets acquired. Although the Company does not currently expect material changes to the initial value of net assets acquired, the Company continues to evaluate assumptions associated with the customer-relationship intangibles and assumptions underlying income tax uncertainty.

5. ACCOUNTS RECEIVABLE, NET OF ALLOWANCE
Accounts receivable, net consisted of the following:

	June 30, 2017	March 31, 2017
Current
Accounts receivable–billed	$442,028	$340,716
Accounts receivable–unbilled	632,809	651,094
Allowance for doubtful accounts	(869)	—
Accounts receivable, net of allowance	1,073,968	991,810
Long-term
Accounts receivable–unbilled	60,201	59,913
Total accounts receivable, net	$1,134,169	$1,051,723

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

Unbilled amounts represent revenues for which billings have not been presented to customers at quarter-end or year-end. These amounts are usually billed and collected within one year. Long-term unbilled receivables not anticipated to be billed and collected within one year, which are primarily related to retainage, holdbacks, and long-term rate settlements to be billed at contract closeout, are included in other long-term assets in the accompanying condensed consolidated balance sheets. The Company recognized a provision for doubtful accounts (including certain unbilled reserves) of $0.8 million and $0.7 million for the three months ended June 30, 2017 and 2016, respectively.
The primary financial instruments, other than derivatives, that potentially subject the Company to concentrations of credit risk are accounts receivable. The Company's primary customers are U.S. federal government agencies and prime contractors under contracts with the U.S. government. The Company continuously reviews its accounts receivable and records provisions for doubtful accounts as needed.
6. ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES
Accounts payable and other accrued expenses consisted of the following:

	June 30, 2017	March 31, 2017
Vendor payables	$269,853	$268,630
Accrued expenses	238,577	235,487
Total accounts payable and other accrued expenses	$508,430	$504,117
Accrued expenses consisted primarily of the Company’s reserve related to potential cost disallowance in conjunction with government audits. Refer to Note 18 for further discussion of this reserve.
7. ACCRUED COMPENSATION AND BENEFITS
Accrued compensation and benefits consisted of the following:

	June 30, 2017	March 31, 2017
Bonus	$20,790	$77,765
Retirement	47,405	31,879
Vacation	129,289	124,486
Other	29,552	29,686
Total accrued compensation and benefits	$227,036	$263,816
8. DEBT
Debt consisted of the following:

	June 30, 2017		March 31, 2017
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Term Loan A	3.22%	$1,138,638	2.98%	$1,153,425
Term Loan B	3.34%	397,000	3.08%	398,000
Revolving Credit Facility (ABR)	—%	—	5.00%	80,000
Revolving Credit Facility (LIBOR)	—%	—	2.98%	50,000
Senior Notes	5.13%	350,000	—%	—
Less: Unamortized debt issuance costs and discount on debt		(23,833)		(18,101)
Total		1,861,805		1,663,324
Less: Current portion of long-term debt		(63,150)		(193,150)
Long-term debt, net of current portion		$1,798,655		$1,470,174

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

Term Loans and Revolving Credit Facility
On February 6, 2017, Booz Allen Hamilton, Booz Allen Hamilton Investor Corporation, or Investor, and certain wholly-owned subsidiaries of Booz Allen Hamilton entered into the Fourth Amendment, or the Fourth Amendment, to the Credit Agreement, or the Credit Agreement, dated as of July 31, 2012, among Booz Allen Hamilton, Investor, certain wholly owned subsidiaries of Booz Allen Hamilton and Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Lender (as previously amended by the First Amendment to the Credit Agreement, dated as of August 16, 2013, the Second Amendment to the Credit Agreement, dated as of May 7, 2014, and the Third Amendment to the Credit Agreement, dated as of July 13, 2016). Pursuant to the Fourth Amendment, the Company reduced the interest rate spread applicable to Term Loan B. The interest rate spread applicable to Term Loan A remained unchanged.
As of June 30, 2017, the Credit Agreement, as amended, provided the Company with a $1,138.6 million Term Loan A ("Term Loan A"), a $397.0 million Term Loan B ("Term Loan B" and, together with Term Loan A, the "Term Loans"), and a $500.0 million revolving credit facility (the “Revolving Credit Facility", and together with the Term Loans, the "Secured Credit Facility”), with a sublimit for letters of credit of $100.0 million. As of June 30, 2017, the maturity date of Term Loan A and the termination date for the Revolving Credit Facility was June 30, 2021 and the maturity date of Term Loan B was June 30, 2023. Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement, as amended, are secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor, and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement, as amended, and related documentation. Subject to specified conditions, without the consent of the then-existing lenders (but subject to the receipt of commitments), the Term Loans or Revolving Credit Facility may be expanded (or a new term loan facility or revolving credit facility added to the existing facilities) by up to (i) $400 million plus (ii) the aggregate principal amount under which pro forma consolidated net secured leverage remains less than or equal to 3.50:1.00.
At Booz Allen Hamilton’s option, borrowings under the Secured Credit Facility bear interest based either on LIBOR (adjusted for maximum reserves, and subject to a floor of zero) for the applicable interest period or a base rate (equal to the highest of (x) the administrative agent’s prime corporate rate, (y) the overnight federal funds rate plus 0.50%, and (z) three-month LIBOR (adjusted for maximum reserves, and subject to a floor of zero) plus 1.00%), in each case plus an applicable margin, payable at the end of the applicable interest period and in any event at least quarterly. The applicable margin for Term Loan B is 2.25% for LIBOR loans and 1.25% for base rate loans. The applicable margin for Term Loan A and borrowings under the Revolving Credit Facility ranges from 1.50% to 2.25% for LIBOR loans and 0.50% to 1.25% for base rate loans, in each case based on Booz Allen Hamilton’s consolidated total net leverage ratio. Unused commitments under the Revolving Credit Facility are subject to a quarterly fee ranging from 0.30% to 0.40% based on Booz Allen Hamilton’s consolidated total net leverage ratio.
Booz Allen Hamilton occasionally borrows under the Revolving Credit Facility in anticipation of cash demands. During the first quarter of fiscal 2018, Booz Allen Hamilton accessed a total of $30.0 million of the $500.0 million Revolving Credit Facility. As of June 30, 2017, there were no amounts outstanding under the Revolving Credit Facility. As of March 31, 2017, there was $130.0 million outstanding under the Revolving Credit Facility.
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

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

Senior Notes
On April 25, 2017, Booz Allen Hamilton issued $350 million aggregate principal amount of its 5.125% Senior Notes, or the Senior Notes, under an Indenture, dated as of April 25, 2017, among Booz Allen Hamilton, certain subsidiaries of Booz Allen Hamilton, as guarantors, or the Subsidiary Guarantors, and Wilmington Trust, National Association, as trustee, or the Trustee, as supplemented by the First Supplemental Indenture, dated as of April 25, 2017, among Booz Allen Hamilton, the Subsidiary Guarantors and the Trustee. Each of Booz Allen Hamilton's existing and future domestic restricted subsidiaries that guarantee its obligations under the Secured Credit Facility and certain other indebtedness will guarantee the Senior Notes on a senior unsecured basis. Interest is payable semi-annually on May 1 and November 1 of each year, beginning on November 1, 2017, and principal is due at maturity on May 1, 2025. In connection with the Senior Notes, the Company recognized $6.7 million of issuance costs, which were recorded as an offset against the carrying value of debt and will be amortized to interest expense over the term of the Senior Notes.
As of June 30, 2017 and March 31, 2017, Booz Allen Hamilton was in compliance with all financial covenants associated with its debt and debt-like instruments.
Interest on debt and debt-like instruments consisted of the following:

	Three Months Ended June 30,
	2017	2016
	(In thousands)
Term Loan A Interest Expense	$8,777	$5,506
Term Loan B Interest Expense	3,273	7,974
Interest on Revolving Credit Facility	—	230
Senior Notes Interest Expense	3,289	—
Deferred Payment Obligation Interest (1)	2,011	2,000
Amortization of Debt Issuance Cost (DIC) and Original Issue Discount (OID) (2)	1,289	2,083
Other	108	35
Total Interest Expense	$18,747	$17,828
(1) Interest payments on the deferred payment obligation are made twice a year in January and July.
(2) DIC and OID on the Term Loans and Senior Notes are recorded as a reduction of long term debt in the condensed consolidated balance sheet and are amortized ratably over the life of the related debt using the effective rate method. DIC on the Revolving Credit Facility is recorded as a long term asset on the consolidated balance sheet and amortized ratably over the term of the Revolving Credit Facility.

9. DERIVATIVES
The Company utilizes derivative financial instruments to manage interest rate risk related to its variable rate term loans. The Company’s objectives in using these interest rate derivatives, which were designated as cash flow hedges, are to manage its exposure to interest rate movements and reduce volatility to interest expense. During the first quarter of fiscal 2018, the Company entered into several forward starting floating-to-fixed interest rate swap agreements with multiple financial institutions with a start date of April 30, 2018. The aggregate notional amount of these interest rate swap agreements was $450 million as of June 30, 2017. The swaps have staggered maturities, ranging from June 30, 2021 to June 30, 2022. These swaps mature within the last tranche of the Company's floating rate debt (June 30, 2023).
The floating-to-fixed interest rate swaps involve the exchange of variable interest amounts from a counterparty for the Company making fixed-rate interest payments over the life of the agreements without exchange of the underlying notional amount and effectively converting a portion of the variable rate debt into fixed interest rate debt.
Derivative instruments are recorded in the condensed consolidated balance sheet at estimated fair value. As of June 30, 2017, $0.3 million, $0.3 million and $0.8 million, were classified as other long term assets, other current liabilities, and other long term liabilities, respectively, on the condensed consolidated balance sheet. For interest rate swaps designated as cash flow hedges, the effective portion of changes in the fair value of derivatives is recorded in Accumulated Other Comprehensive Income, or AOCI, net of taxes, and is subsequently reclassified into interest expense in the period that the hedged forecasted interest payments are made on the Company's variable-rate debt. As of June 30, 2017, a $0.8 million loss has been recognized in AOCI, and there were no amounts reclassified into interest expense. The ineffective portion of the change in fair value of the

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

derivatives is recognized directly in earnings. During the first quarter of fiscal 2018, there was no ineffectiveness recognized in earnings.
Over the next 12 months, the Company estimates that $0.4 million will be reclassified as an increase to interest expense. Cash flows associated with periodic settlements of interest rate swaps will be classified as operating activities in the condensed consolidated statement of cash flows.
The Company is subject to counterparty risk in connection with its interest rate swap derivative contracts. Credit risk related to a derivative financial instrument represents the possibility that the counterparty will not fulfill the terms of the contract. The Company mitigates this credit risk by entering into agreements with credit-worthy counterparties and regularly reviews its credit exposure and the creditworthiness of the counterparties.

10. INCOME TAXES
The Company’s effective income tax rate was 34.5% and 40.2% for the three months ended June 30, 2017 and 2016, respectively. The decrease in the effective tax rate for the three months ended June 30, 2017 as compared to the same period last fiscal year was primarily due to the Company's adoption of ASU 2016-09 in the first quarter of fiscal 2018 as discussed in Note 2. As a result, the Company recorded excess tax benefits related to employee share-based payment awards within income tax (benefit) expense as a discrete item during the reporting period in which they occurred, instead of recording those benefits as adjustments to additional paid-in-capital. The Company recognized excess tax benefits of $6.9 million in the first quarter of fiscal 2018. The three months effective tax rates of 34.5% and 40.2% differ from the federal statutory rate of 35.0% primarily due to the inclusion of state income taxes and permanent rate differences, which primarily relate to meals and entertainment, offset in the current three months by the discrete tax item referenced above.

11. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	June 30, 2017	March 31, 2017
Deferred rent	$65,990	$63,854
Postretirement benefit obligations	124,986	123,492
Other (1)	41,600	40,593
Total other long-term liabilities	$232,576	$227,939

(1) Balance at June 30, 2017 includes the Company's long-term disability obligation of $22.5 million as well as contingent consideration of $3.6 million related to the Company's acquisition as discussed in Note 4.

12. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company sponsors the Employees’ Capital Accumulation Plan, or ECAP, which is a qualified defined contribution plan that covers eligible U.S. and international employees. ECAP provides for distributions, subject to certain vesting provisions, to participants by reason of retirement, death, disability, or termination of employment. Effective April 1, 2014, the Company transitioned from a discretionary employer contribution to an annual matching contribution of up to 6% of eligible annual income as determined by the Code for the ECAP. Total expense recognized under ECAP was $31.1 million and $28.8 million for the three months ended June 30, 2017 and 2016, respectively. The Company-paid contributions were $15.6 million and $15.3 million for the three months ended June 30, 2017 and 2016, respectively.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

Defined Benefit Plan and Other Postretirement Benefit Plans
The Company provides postretirement healthcare benefits to former officers under a medical indemnity insurance plan, with premiums paid by the Company. This plan is referred to as the Officer Medical Plan. The Company also established a non-qualified defined benefit plan for all officers in May 1995, or the Retired Officers' Bonus Plan, which pays a lump-sum amount of $10,000 per year of service as an officer, provided the officer meets retirement vesting requirements. The Company also provides a fixed annual allowance after retirement to cover financial counseling and other expenses. The Retired Officers' Bonus Plan is not salary related, but rather is based primarily on years of service. During fiscal 2017, the Company adopted a new plan which will provide for a one-time, lump sum retirement payment of one month’s salary when a vice-president retires from the Company, effective April 1, 2017. This is referred to as the Retired Vice-President Bonus Plan. Additionally, the Company offers medical and dental benefits to inactive employees (and their eligible dependents) on long-term disability.
The components of net postretirement medical expense for the Officer Medical Plan were as follows:

	Three Months Ended June 30,
	2017	2016
Service cost	$1,116	$1,213
Interest cost	1,252	1,196
Net actuarial loss	568	762
Total postretirement medical expense	$2,936	$3,171
As of June 30, 2017 and March 31, 2017, the unfunded status of the post-retirement medical plan was $119.6 million and $118.1 million, respectively, which is included in other long-term liabilities in the accompanying condensed consolidated balance sheets.
13. ACCUMULATED OTHER COMPREHENSIVE LOSS
All amounts recorded in other comprehensive loss are related to the Company's post-retirement plans and interest rate swaps designated as cash flow hedges. The following table shows the changes in accumulated other comprehensive income (loss), net of tax:

	Three Months Ended June 30, 2017
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of period	$(17,077)	$—	$(17,077)
Other comprehensive income (loss) before reclassifications (1)	—	(510)	(510)
Amounts reclassified from accumulated other comprehensive loss	363	—	363
Net current-period other comprehensive income (loss)	363	(510)	(147)
End of period	$(16,714)	$(510)	$(17,224)
(1) Changes in other comprehensive income (loss) before reclassification for derivatives designated as cash flow hedges are recorded net of tax benefits of $0.3 million.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

	Three Months Ended June 30, 2016
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of period	$(19,613)	$—	$(19,613)
Other comprehensive income (loss) before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive loss	457	—	457
Net current-period other comprehensive income (loss)	457	—	457
End of period	$(19,156)	$—	$(19,156)

The following table presents the reclassifications out of accumulated other comprehensive loss to net income:

	Three Months Ended June 30,
	2017	2016
Amounts reclassified from accumulated other comprehensive loss:
Amortization of net actuarial loss included in net periodic benefit cost (See Note 12)	$597	$762
Tax benefit	(234)	(305)
Net of tax	363	457

14. STOCKHOLDERS’ EQUITY
Common Stock
The common stock shares activity consisted of the following:

	Class A Common Stock	Treasury Stock
Balance at March 31, 2016	153,391,058	5,398,596
Issuance of common stock	578,932	—
Stock options exercised	1,931,495	—
Repurchase of common stock (1)	—	1,615,181
Balance at March 31, 2017	155,901,485	7,013,777
Issuance of common stock	465,989	—
Stock options exercised	433,242	—
Repurchase of common stock (2)	—	1,110,834
Balance at June 30, 2017	156,800,716	8,124,611

(1)
During fiscal 2017, the Company purchased 1.3 million shares of the Company’s Class A Common Stock in a series of open market transactions for $46.4 million. Additionally, the Company repurchased shares during fiscal 2017 to cover the minimum statutory withholding taxes on restricted stock awards and restricted stock units that vested on March 31, 2017. The Company also repurchased shares to cover the minimum statutory withholding taxes on restricted stock for departing officers, as they are no longer subject to a substantial risk of forfeiture.

(2)
During the first quarter of fiscal 2018, the Company purchased 1.0 million shares of the Company’s Class A Common Stock in a series of open market transactions for $33.9 million. Additionally, the Company repurchased shares during the first quarter of fiscal 2018 to cover the minimum statutory withholding taxes on restricted stock awards and restricted stock units that vested on June 30, 2017.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

For the quarterly offering period that closed on June 30, 2017, 57,445 Class A Common Stock shares were purchased by employees under the Company's Employee Stock Purchase Plan, or ESPP. Since the program's inception, 1,992,352 shares have been purchased by employees.

15. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense recognized in the condensed consolidated statements of operations:

	Three Months Ended June 30,
	2017	2016
Cost of revenue	$1,459	$1,508
General and administrative expenses	3,790	4,381
Total	$5,249	$5,889

The following table summarizes the total stock-based compensation expense recognized in the condensed consolidated statements of operations by the following types of equity awards:

	Three Months Ended June 30,
	2017	2016
Equity Incentive Plan Options	$476	$1,258
Class A Restricted Common Stock	4,773	4,631
Total	$5,249	$5,889

As of June 30, 2017, there was $26.5 million of total unrecognized compensation cost related to unvested stock-based compensation agreements. The unrecognized compensation cost as of June 30, 2017 is expected to be fully amortized over the next 4.75 years. Absent the effect of accelerating stock compensation cost for any departures of employees who may continue to vest in their equity awards, the following table summarizes the unrecognized compensation cost and the weighted-average period the cost is expected to be amortized.

	June 30, 2017
	Unrecognized Compensation Cost	Weighted Average Remaining Period to be Recognized (in years)
Equity Incentive Plan Options	$4,154	4.16
Class A Restricted Common Stock	22,353	2.35
Total	$26,507
Equity Incentive Plan
On May 17, 2017, 211,822 options were granted under the Amended and Restated Equity Incentive Plan, or EIP.  The estimated fair value of the per-option grant was $9.32, resulting in a total fair value of $2.0 million.
On May 19, 2017, 158,283 options were granted under the EIP. The estimated fair value of the per-option grant was $9.48, resulting in a total fair value of $1.5 million.
As of June 30, 2017, there were 3,751,067 EIP options outstanding, of which 937,633 were unvested.
Grants of Restricted Stock Units and Class A Restricted Common Stock
On May 17, 2017, the Board of Directors granted 6,848 shares of Class A restricted common stock to members of the Board of Directors. The aggregate value of these awards was estimated at $0.2 million based on the stock price of $35.63 on the grant date.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

On May 17, 2017, the Board of Directors granted 47,405 restricted stock units to certain newly hired and newly promoted vice presidents.  The aggregate fair value was estimated at $1.7 million based on the stock price of $35.63 on the grant date.
On May 17 and May 19, 2017, the Board of Directors granted a total of 266,291 and 134,904 restricted stock units with service-based and performance-based vesting terms, respectively. Service-based restricted stock units vest in equal installments over a three-year period subject to the grantee's continued service on each applicable vesting date and are settled for shares of the Company's common stock. Dividend equivalents are paid in respect of the service-based restricted stock units when dividends are paid on the Company's common stock.
Performance-based awards vest at the end of a three-year period subject to certain specified financial performance criteria and the grantee's continued service through the period. These awards are settled for Company common stock and dividend equivalents. Compensation expense for performance-based awards during the performance period is estimated at each reporting date using management's expectation of the probable achievement of the specified performance criteria and is adjusted to the extent the expected achievement changes. The fair value of all awards issued on May 17, 2017 and May 19, 2017 was estimated at $9.5 million and $4.9 million, respectively, based on the stock price of $35.63 on May 17 and $35.95 on May 19, 2017.
As permitted under the terms of the EIP, the Compensation Committee, as Administrator of the EIP, authorized the withholding of taxes not to exceed the minimum statutory withholding amount, through the surrender of restricted stock units upon the vesting of restricted stock units and the surrender of shares of Class A Common Stock issuable upon the vesting of restricted stock. The participants surrendered 140,534 shares of Class A Common Stock issuable upon the vesting of restricted stock and recorded them as treasury shares at a cost of $4.6 million during the three months ended June 30, 2017.

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
A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The financial instruments measured at fair value in the accompanying condensed consolidated balance sheets consist of the following:

	Recurring Fair Value Measurements as of June 30, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and cash equivalents	$45,425	$—	$—	$45,425
Money market funds (1)	—	292,062	—	292,062
Total cash and cash equivalents	$45,425	$292,062	$—	$337,487
Other Assets:
Derivative instruments (3)	—	258	—	258
Total Other Assets	$—	$258	$—	$258
Liabilities:
Contingent consideration liability (2)	—	—	3,576	3,576
Current derivative instruments (3)	—	348	—	348
Long-term derivative instruments (3)	—	752	—	752
Total Liabilities	$—	$1,100	$3,576	$4,676

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
(2) As discussed in Note 4, the Company recognized a contingent consideration liability in connection with the acquisition of Aquilent. As of June 30, 2017 and March 31, 2017, the estimated fair value of the contingent consideration liability was $3.6 million and was valued using probability-weighted cash flows, which is based on the use of Level 3 fair value measurement inputs. The liability is recorded in other long-term liabilities in the consolidated balance sheet.
(3) The Company’s interest rate swaps are considered over-the-counter derivatives and fair value is estimated based on valuation models that use Level 2 observable interest rate yield curves as inputs. See Note 9 for further discussion on the Company’s derivative instruments designated as cash flow hedges.
The fair value of the Company's debt, as well as the Senior Notes, approximates their carrying value at June 30, 2017 and March 31, 2017. The fair value of debt is determined using quoted prices or other market information obtained from recent trading activity of each debt tranche in markets that are not active (Level 2 inputs). The fair value is corroborated by prices derived from the interest rate spreads of recently completed leveraged loan transactions of a similar credit profile, industry, and terms to that of the Company. The fair value of the Senior Notes is determined using quoted prices or other market information obtained from recent trading activity in the high-yield bond market (Level 2 inputs).
17. RELATED-PARTY TRANSACTIONS
In March 2017, the Company supported the formation of the Booz Allen Foundation, a nonprofit corporation organized and operated exclusively for charitable, scientific and educational purposes within the meaning of Section 501(c)(3) of the Code. The Company is the sole member of the foundation, which gives it the authority to appoint two of five of the Booz Allen Foundation's directors and consent rights regarding certain extraordinary corporate actions approved by the board of directors. The Company has made a binding and irrevocable pledge of $5.0 million to the Booz Allen Foundation and recorded the pledge obligation in other current liabilities on the consolidated balance sheet of the Company in March 2017. As of June 30, 2017, the pledge remains unpaid.

18. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Third-Party Guarantees
As of June 30, 2017 and March 31, 2017, the Company was contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that totaled $8.0 million and $8.6 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At June 30, 2017 and March 31, 2017, approximately $1.2 million and $1.7 million, respectively, of these instruments reduce the available borrowings under the Revolving Credit Facility. The remainder are guaranteed under a separate $10.0 million facility established in fiscal 2015 of which $3.1 million was available to the Company at June 30, 2017 and March 31, 2017.
Government Contracting Matters

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

For the three months ended June 30, 2017 and 2016, approximately 97% and 98%, respectively, of the Company's revenue was generated from contracts where the end user was an agency or department of the U.S. government, including contracts where the Company performed either as a prime contractor or subcontractor, and regardless of the geographic location in which the work was performed. U.S. government contracts and subcontracts are subject to extensive legal and regulatory requirements. From time to time and in the ordinary course of business, agencies of the U.S. government audit our contract costs and conduct inquiries and investigations of our business practices with respect to government contracts to determine whether the Company’s operations are conducted in accordance with these requirements and the terms of the relevant contracts. U.S. government agencies, including the Defense Contract Audit Agency, routinely audit our contract costs, including allocated indirect costs for compliance with the Cost Accounting Standards and the Federal Acquisition Regulation. These agencies also conduct reviews and investigations and make inquiries regarding our accounting and other systems in connection with our performance and business practices with respect to our government contracts and subcontracts. U.S. government audits, inquiries, or investigations of the Company, whether related to the Company's U.S. government contracts or subcontracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including withholding of payments, suspension of payments, repayments, fines, or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting. Management believes it has recorded the appropriate provision for any audit, inquiry, or investigation of which it is aware. Management believes it has recorded the appropriate provision for the estimated losses that may be experienced from any such reductions and/or penalties. As of June 30, 2017 and March 31, 2017, the Company has recorded a liability of approximately $178.3 million and $175.7 million, respectively, for its current best estimate of amounts to be refunded to customers for potential adjustments from audits or reviews of contract costs incurred subsequent to fiscal year 2011, and for contracts not yet closed that are impacted by settlement of audits or reviews of contract costs incurred in prior fiscal years.
Litigation
The Company is involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, management does not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on the Company’s financial condition and results of operations. As of June 30, 2017, there are no material amounts accrued in the condensed consolidated financial statements related to these proceedings.
Six former officers and stockholders who had departed the company prior to the acquisition of the Company by the Carlyle Group (the "Acquisition") have filed a total of nine suits in various jurisdictions, with original filing dates ranging from July 3, 2008 through December 15, 2009, against us and certain of our current and former directors and officers. Three of these suits were amended on July 2, 2010 and then further amended into one consolidated complaint on September 7, 2010. Another two of the original nine suits were consolidated into one complaint on September 24, 2014. Each of the suits arises out of the Acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the Acquisition. Some of the suits also allege that the Acquisition price paid to stockholders was insufficient. The various suits assert claims for breach of contract, tortious interference with contract, breach of fiduciary duty, civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations, violations of the Employee Retirement Income Security Act, and/or securities and common law fraud. Three of these suits have been dismissed with all appeals exhausted. The two suits that were consolidated into one action on September 24, 2014 were settled on April 16, 2015. One of the remaining suits has been dismissed by the United States District Court for the Southern District of California and such dismissal was upheld by the United States Court of Appeals for the Ninth Circuit. The plaintiff in this suit subsequently filed a Petition for Writ of Certiorari to the United States Supreme Court, which was denied by the United States Supreme Court on January 9, 2017. The other three remaining suits that were previously consolidated on September 7, 2010 have been dismissed by the United States District Court for the Southern District of New York and are on appeal before the United States Court of Appeals for the Second Circuit. On December 15, 2016, hearings relating to the appeal were held before the United States Court of Appeals for the Second Circuit. As of June 30, 2017, the United States Court of Appeals for the Second Circuit has not ruled on this appeal. As of June 30, 2017 and March 31, 2017, the aggregate alleged damages sought in these three remaining suits was approximately $241.7 million (substantially all of which is sought to be trebled pursuant to RICO), plus punitive damages, costs, and fees. On July 13, 2017, the United States Court of Appeals for the Second Circuit ruled on the case and affirmed the ruling of the United States District Court for the Southern District of New York, except for one plaintiff’s securities fraud claim. The United States Court of Appeals for the Second Circuit remanded the case to the United States District Court for the Southern District of New York to give the plaintiff leave to file another amended complaint to attempt to plead a securities fraud claim. As of August 3, 2017, the aggregate alleged damages that will be sought in the remaining suit is unknown.

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
On June 7, 2017, Booz Allen Hamilton Inc. was informed that the U.S. Department of Justice (DOJ) is conducting a civil and criminal investigation of the Company. In connection with the investigation, the DOJ has requested information from the Company relating to certain elements of the Company’s cost accounting and indirect cost charging practices with the U.S. government. Since learning of the investigation, the Company has engaged a law firm experienced in these matters to represent the Company in connection with this matter and respond to the government's requests. The Company is continuing to cooperate with the DOJ in order to bring the matter to an appropriate resolution. The total cost associated with the investigation will depend on many factors, including the length and findings of the investigation. At this stage of the investigation, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with the investigation.
On June 19, 2017, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Eastern District of Virginia naming the Company, its Chief Executive Officer and its Chief Financial Officer as defendants purportedly on behalf of all purchasers of the Company’s securities from May 19, 2016 through June 15, 2017. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, alleging misrepresentations or omissions by the Company concerning the Company’s business, results of operations and compliance policies relating to the Company’s contracts with the United States government. The plaintiff seeks to recover from the Company and the individual defendants an unspecified amount of damages class members allegedly incurred by buying the Company’s securities at an allegedly inflated price. The Company believes the suit lacks merit and intends to defend against the lawsuit. At this stage of the lawsuit, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with the lawsuit.

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
The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources, and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 filed with the Securities and Exchange Commission on May 22, 2017, or Annual Report, and under Part II, “Item 1A. Risk Factors,” and “— Special Note Regarding Forward Looking Statements” of this Quarterly Report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Our fiscal year ends March 31 and, unless otherwise noted, references to years or fiscal are for fiscal years ended March 31. See “—Results of Operations.”
Overview
We are a leading provider of management and technology consulting, engineering, analytics, digital solutions, mission operations, and cyber expertise to U.S. and international governments, major corporations, and not-for-profit organizations. Our ability to deliver value to our clients has always been, and continues to be, a product of the strong character, deep expertise and tremendous passion of our people. Our talent base of approximately 23,400 employees endeavor to solve problems that matter by making clients' missions their own, combining decades of consulting and domain expertise with functional expertise in areas such as analytics, digital solutions, engineering, and cyber, all fostered by a culture of innovation that extends to all reaches of the company.

Through our dedication to our clients' missions, and a commitment to evolving our business to address clients' needs, we have longstanding and deep relationships with our clients, some more than 75 years. We support critical missions for a diverse base of federal government clients, including nearly all of the U.S. government's cabinet-level departments, as well as increasingly for top-tier commercial and international clients. We support these clients by helping them tackle their most complex and pressing challenges such as protecting soldiers in combat and supporting their families, advancing cyber capabilities, keeping our national infrastructure secure, enabling and enhancing digital services, transforming the healthcare system, and improving government efficiency to achieve better outcomes. Our U.S. commercial clients are primarily in the financial services, healthcare and life sciences, energy, high-tech manufacturing, retail, and automotive industries. Our international clients are primarily in the Middle East, along with a growing presence in Southeast Asia.

Financial and Other Highlights

During the first quarter of fiscal 2018, the Company generated year over year revenue growth, delivered improved earnings over the prior year period, increased headcount, and grew in backlog.
Revenue increased 5.0% from the three months ended June 30, 2016 to the three months ended June 30, 2017 primarily driven by continued strength in client demand, which led to increased staff headcount and direct client staff labor productivity over the prior year period. This increase was partially offset by a decrease in spending as compared to the prior year as the level of spending contributes to revenue recognized on cost reimbursable and fixed price contracts. Growth in revenue was also due to an increase in billable expenses over the prior year period.
Operating income increased 7.9% to $139.5 million in the three months ended June 30, 2017 from $129.3 million in the three months ended June 30, 2016, while operating margin increased to 9.3% from 9.1% in the comparable period. The increase in operating income was primarily driven by the same factors driving revenue and reduced spending as compared to the prior year period.

Non-GAAP Measures
We publicly disclose certain non-GAAP financial measurements, including Revenue, Excluding Billable Expenses, Adjusted Operating Income, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income, and Adjusted Diluted Earnings Per Share, or Adjusted Diluted EPS, because management uses these measures for business planning purposes, including to manage our business against internal projected results of operations and measure our performance. We view Adjusted Operating Income, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income, and Adjusted Diluted EPS as measures of our core operating business, which exclude the impact of the items detailed below, as these items are generally not operational in nature. These non-GAAP measures also provide another basis for comparing period to period results by excluding potential differences caused by non-operational and unusual or non-recurring items. In addition, we use Revenue, Excluding Billable Expenses because it provides management useful information about the Company's operating performance by excluding the impact of costs that are not indicative of the level of productivity of our consulting staff headcount and our overall direct labor, which management believes provides useful information to our investors about our core operations. We also utilize and discuss Free Cash Flow, because management uses this measure for business planning purposes, measuring the cash generating ability of the operating business, and measuring liquidity generally. We present these supplemental measures because we believe that these measures provide investors and securities analysts with important supplemental information with which to evaluate our performance, long term earnings potential, or liquidity, as applicable, and to enable them to assess our performance on the same basis as management. These supplemental performance measurements may vary from and may not be comparable to similarly titled measures by other companies in our industry. Revenue, Excluding Billable Expenses, Adjusted Operating Income, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income, Adjusted Diluted EPS, and Free Cash Flow are not recognized measurements under accounting principles generally accepted in the United States, or GAAP, and when analyzing our performance or liquidity, as applicable, investors should (i) evaluate each adjustment in our reconciliation of revenue to Revenue, Excluding Billable Expenses, operating income to Adjusted Operating Income, net income to Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income and Adjusted Diluted Earnings Per Share, and net cash provided by operating activities to Free Cash Flow, (ii) use Revenue, Excluding Billable Expenses, Adjusted Operating Income, Adjusted EBITDA, Adjusted EBITDA Margin, Adjusted Net Income, and Adjusted Diluted EPS in addition to, and not as an alternative to, revenue, operating income, net income or diluted EPS, as measures of operating results, each as defined under GAAP and (iii) use Free Cash Flow in addition to, and not as an alternative to, net cash provided by operating activities as a measure of liquidity, each as defined under GAAP. We have defined the aforementioned non-GAAP measures as follows:

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

•
"Adjusted Operating Income" represents operating income before adjustments related to the amortization of intangible assets resulting from the acquisition of our Company by The Carlyle Group (the "Acquisition"). We prepare Adjusted Operating Income to eliminate the impact of items we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature.

•
"Adjusted EBITDA” represents net income before income taxes, net interest and other expense and depreciation and amortization. “Adjusted EBITDA Margin” is calculated as Adjusted EBITDA divided by revenue. The Company prepares Adjusted EBITDA and Adjusted EBITDA Margin to eliminate the impact of items it does not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary or non-recurring nature or because they result from an event of a similar nature.

•
"Adjusted Net Income" represents net income before: (i) adjustments related to the amortization of intangible assets resulting from the Acquisition, and (ii) amortization or write-off of debt issuance costs and write-off of original issue discount, in each case net of the tax effect where appropriate calculated using an assumed effective tax rate. We prepare Adjusted Net Income to eliminate the impact of items, net of tax, we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature.

•
"Adjusted Diluted EPS" represents diluted EPS calculated using Adjusted Net Income as opposed to net income. Additionally, Adjusted Diluted EPS does not contemplate any adjustments to net income as required under the two-class method as disclosed in the footnotes to the condensed consolidated financial statements.

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

	Three Months Ended June 30,
(In thousands, except share and per share data)	2017	2016
	(Unaudited)
Revenue, Excluding Billable Expenses
Revenue	$1,493,570	$1,422,722
Billable expenses	451,664	432,265
Revenue, Excluding Billable Expenses	$1,041,906	$990,457
Adjusted Operating Income
Operating Income	$139,464	$129,301
Amortization of intangible assets (a)	—	1,126
Adjusted Operating Income	$139,464	$130,427
EBITDA, Adjusted EBITDA & Adjusted EBITDA Margin
Net income	$79,540	$67,817
Income tax expense	41,938	45,547
Interest and other, net (b)	17,986	15,937
Depreciation and amortization	15,449	14,501
EBITDA & Adjusted EBITDA	$154,913	$143,802
Revenue	$1,493,570	$1,422,722
Adjusted EBITDA Margin	10.4%	10.1%
Adjusted Net Income
Net income	$79,540	$67,817
Amortization of intangible assets (a)	—	1,126
Amortization or write-off of debt issuance costs and write-off of original issue discount	658	1,289
Adjustments for tax effect (c)	(263)	(966)
Adjusted Net Income	$79,935	$69,266
Adjusted Diluted Earnings Per Share
Weighted-average number of diluted shares outstanding	149,868,273	149,634,592
Adjusted Net Income Per Diluted Share (d)	$0.53	$0.46
Free Cash Flow
Net cash provided by operating activities	$3,995	$11,647
Less: Purchases of property and equipment	(11,536)	(6,171)
Free Cash Flow	$(7,541)	$5,476

(a)	Reflects amortization of intangible assets resulting from the Acquisition for the three months ended June 30, 2016.

(b)	Reflects the combination of Interest expense and Other income (expense), net from the condensed consolidated statement of operations.

(c)	Reflects tax effect of adjustments at an assumed effective tax rate of 40%.

(d)
Excludes an adjustment of approximately $0.6 million of net earnings for both the three months ended June 30, 2017 and 2016, respectively, associated with the application of the two-class method for computing diluted earnings per share.

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

•
cost cutting and efficiency initiatives, current and future budget restrictions, continued implementation of Congressionally mandated automatic spending cuts and other efforts to reduce U.S. government spending could cause clients to reduce or delay funding for orders for services or invest appropriated funds on a less consistent or rapid basis or not at all, particularly when considering long-term initiatives and in light of uncertainty around Congressional efforts to approve funding of the U.S. government and to craft a long-term agreement on the U.S. government's ability to incur indebtedness in excess of its current limits and generally in the current political environment, there is a risk that clients will not issue task orders in sufficient volume to reach current contract ceilings, alter historical patterns of contract awards, including the typical increase in the award of task orders or completion of other contract actions by the U.S. government in the period before the end of the U.S. government's fiscal year on September 30, delay requests for new proposals and contract awards, rely on short-term extensions and funding of current contracts, or reduce staffing levels and hours of operation;

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

•
legislative and regulatory changes to limitations on the amount of allowable executive compensation permitted under flexibly priced contracts following implementation of interim rules adopted by federal agencies pursuant to the Bipartisan Budget Act of 2013, which substantially further reduce the amount of allowable executive compensation under these contracts and extend these limitations to a larger segment of our executives and our entire contract base;

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

•
increased competition from other government contractors and market entrants seeking to take advantage of certain of the trends identified above, and an industry trend towards consolidation, which may result in the emergence of companies that are better able to compete against us;

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

•
increasing small business regulations across the Department of Defense and civilian agency clients continue to gain traction whereby agencies are required to meet high small business set aside targets, and large business prime contractors are required to subcontract in accordance with considerable small business participation goals necessary for contract award; and

•	changes in agency and mission priorities anticipated in the Department of Defense and Civilian agency landscape with the presidential and administration transition.
Sources of Revenue
Substantially all of our revenue is derived from services provided under contracts and task orders with the U.S. government, primarily by our consulting staff and, to a lesser extent, our subcontractors. Funding for our contracts and task orders is generally linked to trends in budgets and spending across various U.S. government agencies and departments. We provide services under a large portfolio of contracts and contract vehicles to a broad client base, and we believe that our diversified contract and client base lessens potential volatility in our business; however, a reduction in the amount of services that we are contracted to provide to the U.S. government or any of our significant U.S. government clients could have a material adverse effect on our business and results of operations. In particular, the Department of Defense is one of our significant clients, and the Budget Control Act of 2011 (as amended by the American Taxpayer Relief Act of 2012, the Bipartisan Budget Act of 2013 and the Bipartisan Budget Act of 2015), provides for automatic spending cuts (referred to as sequestration) totaling approximately $1.2 trillion between 2013 and 2021, including an estimated $500 billion in federal defense spending cuts over this time period. The Bipartisan Budget Act of 2015 raised existing spending caps on defense spending by $15 billion for government fiscal 2017, but did not address spending caps beyond fiscal 2017. For example, under the Budget Control Act of 2011, as amended, approximately $91 billion in spending cuts are anticipated for the government fiscal 2018. A reduction in the amount of services that we are contracted to provide to the Department of Defense could have a material adverse effect on our business and results of operations, and given the uncertainty of when and how these automatic reductions may be applied, we are unable to predict the nature or magnitude of the potential adverse effect.
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
The table below presents the percentage of total revenue for each type of contract:

	Three Months Ended June 30,
	2017	2016
Cost-reimbursable (1)	50%	49%
Time-and-materials	26%	27%
Fixed-price (2)	24%	24%

(1)	Includes both cost-plus-fixed-fee and cost-plus-award-fee contracts.

(2)	Includes fixed-price level of effort contracts.
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
Our People

Revenue from our contracts is derived from services delivered by consulting staff and, to a lesser extent, from our subcontractors. Our ability to hire, retain, and deploy talent with skills appropriately aligned with client needs is critical to our ability to grow our revenue. We continuously evaluate whether our talent base is properly sized and appropriately compensated, and contains an optimal mix of skills to be cost competitive and meet the rapidly evolving needs of our clients. We seek to achieve that result through recruitment and management of capacity and compensation. As of June 30, 2017 and 2016, we employed approximately 23,400 and 22,500 people, respectively, of which approximately 21,100 and 20,200, respectively, were consulting staff.
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

Backlog does not include any task orders under IDIQ contracts, except to the extent that task orders have been awarded to us under those contracts.
The following table summarizes the value of our contract backlog at the respective dates presented:

	As of June 30,
	2017	2016
	(In millions)
Backlog:
Funded	$2,517	$2,639
Unfunded	3,243	2,873
Priced options	8,309	6,504
Total backlog	$14,069	$12,016
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
We view growth in total backlog and consulting staff headcount as the two key measures of our potential business growth. Growing and deploying consulting staff is the primary means by which we are able to achieve profitable revenue growth. To the extent that we are able to hire additional consulting staff and deploy them against funded backlog, we generally recognize increased revenue. Total backlog increased by 17.1% from June 30, 2016 to June 30, 2017. Additions to funded backlog during both the twelve months ended June 30, 2017 and 2016 totaled $5.7 billion, as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options. We report internally on our backlog on a monthly basis and review backlog upon occurrence of certain events to determine if any adjustments are necessary.
We cannot predict with any certainty the portion of our backlog that we expect to recognize as revenue in any future period and we cannot guarantee that we will recognize any revenue from our backlog. The primary risks that could affect our ability to recognize such revenue on a timely basis or at all are: program schedule changes, contract modifications, and our ability to assimilate and deploy new consulting staff against funded backlog; cost cutting initiatives and other efforts to reduce U.S. government spending, which could reduce or delay funding for orders for services; and delayed funding of our contracts due to delays in the completion of the U.S. government's budgeting process and the use of continuing resolutions by the U.S. government to fund its operations. Funded backlog includes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the funded backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a pre-determined expiration date such as the end of the U.S. government's fiscal year. The revenue value of orders included in funded backlog that has not been recognized as revenue due to period of performance expirations has not exceeded approximately 7.8% of funded backlog as of the end of any of the four fiscal quarters preceding the fiscal quarter ended June 30, 2017. In our recent experience, none of the following additional risks have had a material negative effect on our ability to realize revenue from our funded backlog: the unilateral right of the U.S. government to cancel multi-year contracts and related orders or to terminate existing contracts for convenience or default; in the case of unfunded backlog, the potential that funding will not be made available; and, in the case of priced options, the risk that our clients will not exercise their options.
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
Critical Accounting Estimates and Policies
There have been no material changes during the period covered by this Quarterly Report to the information disclosed in the Critical Accounting Estimates and Policies section in Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report.
Recent Accounting Pronouncements
See Note 2 to our accompanying unaudited condensed consolidated financial statements for information related to our adoption of new accounting standards and for information on our anticipated adoption of recently issued accounting standards.

Results of Operations
The following table sets forth items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,		Percent
	2017	2016	Change
	(Unaudited)	(Unaudited)
	(In thousands)
Revenue	$1,493,570	$1,422,722	5.0%
Operating costs and expenses:
Cost of revenue	698,538	656,954	6.3%
Billable expenses	451,664	432,265	4.5%
General and administrative expenses	188,455	189,701	(0.7)%
Depreciation and amortization	15,449	14,501	6.5%
Total operating costs and expenses	1,354,106	1,293,421	4.7%
Operating income	139,464	129,301	7.9%
Interest expense	(18,747)	(17,828)	5.2%
Other income (expense), net	761	1,891	NM
Income before income taxes	121,478	113,364	7.2%
Income tax expense	41,938	45,547	(7.9)%
Net income	$79,540	$67,817	17.3%
NM - Not meaningful
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Revenue
Revenue increased to $1,493.6 million from $1,422.7 million, or a 5.0% increase, primarily driven by continued strength in client demand, which led to increased staff headcount and direct client staff labor productivity over the prior year period, partially offset by a decrease in spending as compared to the prior year as the level of spending contributes to revenue recognized on cost reimbursable and fixed price contracts. Growth in revenue was also due to an increase in billable expenses over the prior year period.
Cost of Revenue
Cost of revenue increased to $698.5 million from $657.0 million, or a 6.3% increase. The increase was primarily due to increases in salaries and salary-related benefits of $36.3 million and incentive compensation of $4.4 million driven by increased headcount. Cost of revenue as a percentage of revenue was 46.8% and 46.2% for the three months ended June 30, 2017 and 2016, respectively.
Billable Expenses
Billable expenses increased to $451.7 million from $432.3 million, or a 4.5% increase, primarily attributable to an increase in the use of subcontractors in the current year driven by client demand. However, contracts which require the Company to incur direct expenses on behalf of clients decreased over the prior year period, partially offsetting the overall increase in billable expenses. Billable expenses as a percentage of revenue were 30.2% and 30.4% for the three months ended June 30, 2017 and 2016, respectively.
General and Administrative Expenses
General and administrative expenses decreased to $188.5 million from $189.7 million, or a 0.7% decrease, primarily due to decreases in business expenses of $5.6 million and lower incentive compensation of $2.4 million, partially offset by increases in salaries and salary-related benefits of $6.0 million, driven by an increase in headcount growth as well as annual base salary increases. General and administrative expenses as a percentage of revenue were 12.6% and 13.3% for the three months ended June 30, 2017 and 2016, respectively.

Depreciation and Amortization
Depreciation and amortization increased to $15.4 million from $14.5 million, or a 6.5% increase, primarily due to increases in intangible asset amortization related to the Company's acquisition of Aquilent in fiscal 2017, partially offset by decrease from amortization of other amortizable intangible asset fully amortized in fiscal 2017.

.
Interest Expense
Interest expense increased to $18.7 million from $17.8 million, or a 5.2% increase, primarily as a result of interest expense related to the issuance of the Senior Notes in April 2017, partially offset by an overall decrease in interest expense related to our Term Loans.
Income Tax Expense
Income tax expense decreased to $41.9 million from $45.5 million, or a 7.9% decrease. The effective tax rate decreased from 40.2% to 34.5% primarily due to the recognition of excess tax benefits of $6.9 million being reflected in earnings in the first quarter of fiscal 2018. This was driven by the Company's initial adoption of new accounting guidance whereby excess tax benefits on employee share-based payment awards are now recognized in earnings instead of as an adjustment to additional paid-in-capital, as was the case historically. See Note 2 - Basis of Presentation - to our unaudited condensed consolidated financial statements in this Form 10-Q for additional information on how this accounting change could impact earnings in future periods.

Liquidity and Indebtedness
The following table presents selected financial information as of June 30, 2017 and March 31, 2017 and for the first three months of fiscal 2018 and 2017:

	June 30, 2017	March 31, 2017
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$337,487	$217,417
Total debt	1,861,805	1,663,324

	Three Months Ended June 30,
	2017	2016
	(Unaudited)	(Unaudited)
	(In thousands)
Net cash provided by operating activities	$3,995	$11,647
Net cash used in investing activities	(11,740)	(7,022)
Net cash provided by (used in) financing activities	127,815	(12,180)
Total increase (decrease) in cash and cash equivalents	$120,070	$(7,555)
From time to time we evaluate alternative uses for excess cash resources once our operating cash flow and required debt servicing needs have been met. Some of the possible uses of our remaining excess cash at any point in time may include funding strategic acquisitions, further investment in our business and returning value to shareholders through share repurchases, recurring dividends, and special dividends.
Historically, we have been able to generate sufficient cash to fund our operations, mandatory debt and interest payments, capital expenditures, and discretionary funding needs. However, due to fluctuations in cash flows, including as a result of the trends and developments described above under "—Factors and Trends Affecting Our Results of Operations" relating to U.S. government cost-cutting, reductions or delays in the U.S. government appropriations and spending process and other budgetary matters, it may be necessary from time-to-time in the future to borrow under our Secured Credit Facility to meet cash demands. While the timing and financial magnitude of these possible actions are currently indeterminable, we expect to be able to manage and adjust our capital structure to meet our liquidity needs. Our expected liquidity and capital structure may also be impacted by discretionary investments and acquisitions that we could pursue. We anticipate that cash provided by operating activities, existing cash and cash equivalents, and borrowing capacity under our revolving credit facility (the "Revolving Credit Facility") will be sufficient to meet our anticipated cash requirements for the next twelve months, which primarily include:

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
Accounts receivable is the principal component of our working capital and is generally driven by revenue growth with other short-term fluctuations related to the payment practices of our clients. Our accounts receivable reflect amounts billed to our clients as of each balance sheet date. Our clients generally pay our invoices within 30 days of the invoice date. At any month-end, we also include in accounts receivable the revenue that was recognized in the preceding month, which is generally billed early in the following month. Finally, we include in accounts receivable amounts related to revenue accrued in excess of amounts billed, primarily on our fixed-price and cost-reimbursable-plus-award-fee contracts. The total amount of our accounts receivable can vary significantly over time, but is generally sensitive to revenue levels. Total accounts receivable (billed and unbilled combined, net of allowance for doubtful accounts) days sales outstanding, or DSO, which we calculate by dividing total accounts receivable by revenue per day during the relevant fiscal quarter, was 69 as of June 30, 2017 and 60 as of March 31, 2017. DSO increased as a result of sustained revenue growth, the timing of billings associated with higher indirect spending compared to the prior year period and administrative delays in client collections.
Operating Cash Flow
Net cash from operations is primarily affected by the overall profitability of our contracts, our ability to invoice and collect cash from clients in a timely manner, and our ability to manage vendor payments. Continued uncertainty in global economic conditions may also affect our business as customers and suppliers may decide to downsize, defer, or cancel contracts, which could negatively affect the operating cash flows. Net cash provided by operations was $4.0 million in the three months ended June 30, 2017 compared to $11.6 million in the prior year period, or a 65.7% decrease. The decline in cash from operations was primarily the result of a $13.6 million one-time tax payment as a condition of our acquisition of Aquilent and an increase in accounts receivable, which is the result of revenue growth and the timing to convert such revenue to billings and collections, as well as administrative delays in client collections.
Investing Cash Flow
Net cash used in investing activities was $11.7 million in the three months ended June 30, 2017 compared to $7.0 million in the prior year period, or a 67.2% increase. The increase in net cash used in investing activities was due to an increase in capital expenditures over the prior year primarily related to the timing of the leasehold improvements to update existing office space.
Financing Cash Flow
Net cash provided by financing activities was $127.8 million in the three months ended June 30, 2017 compared to $12.2 million of net cash used in financing activities in the prior year period. The increase was primarily due to net proceeds of $343.3 million received from the issuance of the Senior Notes, partially offset by a decrease in borrowings on the Revolving Credit Facility of $155.0 million as compared to the prior year period. In addition, during the first quarter of fiscal 2018, the Company repurchased 1.0 million shares of Class A Common Stock in a series of open market transactions for $33.9 million, with no repurchases in the first quarter of fiscal 2017.

Dividends and Share Repurchases
On August 7, 2017, the Company announced a regular quarterly cash dividend in the amount of $0.17 per share. The quarterly dividend is payable on August 31, 2017 to stockholders of record on August 14, 2017.
The following table summarizes the cash distributions recognized in the condensed consolidated statement of cash flows:

	Three Months Ended June 30,
	2017	2016
Recurring dividends (1)	$25,412	$22,349
Dividend equivalents (2)	890	2,157
Total distributions	$26,302	$24,506
(1) Amounts represent recurring dividends of $0.17 per share and $0.15 per share that were declared and paid during the first quarter of fiscal 2018 and fiscal 2017, respectively.
(2) Dividend equivalents are distributions made to option holders equal to the previously declared special dividends.
On December 12, 2011, the Board of Directors authorized the repurchase of up to $30.0 million of shares. On January 27, 2015, the share repurchase authorization was increased to $180.0 million. On January 25, 2017, the Board of Directors approved an increase to share repurchase authorization from $180.0 million to $410.0 million. During the first quarter of fiscal 2018, the Company purchased 1.0 million shares of the Company's Class A Common Stock for an aggregate of $33.9 million, with no repurchases in the prior year period. Following the aforementioned repurchases, as of June 30, 2017, the Company had $221.4 million remaining under the repurchase program.
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
Indebtedness
On February 6, 2017, Booz Allen Hamilton, Booz Allen Hamilton Investor Corporation ("Investor") and certain wholly-owned subsidiaries of Booz Allen Hamilton entered into the Fourth Amendment, to the Credit Agreement, dated as of July 31, 2012, among Booz Allen Hamilton, Investor, certain wholly owned subsidiaries of Booz Allen Hamilton and Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Lender (as previously amended by the First Amendment to the Credit Agreement, dated as of August 16, 2013, the Second Amendment to the Credit Agreement, dated as of May 7, 2014, and the Third Amendment to the Credit Agreement, dated as of July 13, 2016). Pursuant to the Fourth Amendment, the Company reduced the interest rate spread applicable to Term Loan B (as defined below). The interest rate spread applicable to Term Loan A (as defined below) remained unchanged.
As of June 30, 2017, the Credit Agreement, as amended, provided the Company with a $1,138.6 million Term Loan A ("Term Loan A"), a $397.0 million Term Loan B ("Term Loan B" and, together with Term Loan A, the "Term Loans"), and a $500.0 million Revolving Credit Facility (and together with the Term Loans, the "Secured Credit Facility"), with a sub-limit for letters of credit of $100.0 million. As of June 30, 2017, the maturity date of Term Loan A and the termination date for the Revolving Credit Facility was June 30, 2021 and the maturity date of Term Loan B was June 30, 2023. Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement, as amended, are secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement, as amended, and related documentation. Subject to specified conditions, without the consent of the then-existing lenders (but subject to the receipt of commitments), the Term Loans or Revolving Credit Facility may be expanded (or a new term loan facility or revolving credit facility added to the existing facilities) by up to (i) $400 million plus (ii) the aggregate principal amount under which pro forma consolidated net secured leverage remains less than or equal to 3.50:1.00.
Booz Allen Hamilton occasionally borrows under our Revolving Credit Facility in anticipation of cash demands. During the first quarter of fiscal 2018, Booz Allen Hamilton accessed a total of $30.0 million of its $500.0 million Revolving Credit Facility. As of June 30, 2017 there were no amounts outstanding under the Revolving Credit Facility. As of March 31, 2017, there was $130.0 million outstanding on the Revolving Credit Facility.
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
We also have agreed to pay customary letter of credit and agency fees. As of June 30, 2017 and March 31, 2017, we were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that totaled $8.0 million and $8.6 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At June 30, 2017 and March 31, 2017, approximately $1.2 million and $1.7 million, respectively, of these instruments reduce the available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $10.0 million facility established in fiscal 2015 of which $3.1 million and $3.1 million, respectively, was available to us at June 30, 2017 and March 31, 2017. As of June 30, 2017, we had $498.8 million of capacity available for additional borrowings under the Revolving Credit Facility.
The Credit Agreement, as amended, contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants include limitations on the following, in each case subject to certain exceptions: (i) indebtedness and liens, (ii) mergers, consolidations or amalgamations, liquidations, wind-ups or dissolutions, and disposition of all or substantially all assets; (iii) dispositions of property; (iv) restricted payments; (v) investments; (vi) transactions with affiliates; (vii) sale and lease back transactions; (viii) change in fiscal periods; (ix) negative pledges; (x) restrictive agreements; (xi) line of business; and (xii) speculative hedging. In addition, we are required to meet certain financial covenants at each quarter end, namely Consolidated Net Total Leverage and Consolidated Net Interest Coverage Ratios. As of June 30, 2017, we were compliant with these covenants. The events of default include the following, in each case subject to certain exceptions: (a) failure to make required payments under the Secured Credit Facility; (b) material breaches of representations or warranties under the Secured Credit Facility; (c) failure to observe covenants or agreements under the Secured Credit Facility; (d) failure to pay or default under certain other material indebtedness; (e) bankruptcy or insolvency; (f) certain ERISA events; (g) certain material judgments; (h) actual or asserted invalidity of the Guarantee and Collateral Agreements or the other security documents or failure of the guarantees or perfected liens thereunder; and (i) a change of control.
On April 25, 2017, Booz Allen Hamilton issued $350 million aggregate principal amount of its 5.125% Senior Notes (the "Senior Notes") due 2025 under an Indenture, dated April 25, 2017, among Booz Allen Hamilton, certain subsidiaries of Booz Allen Hamilton, as guarantors (the “Subsidiary Guarantors”), and Wilmington Trust, National Association, as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of April 25, 2017, among Booz Allen Hamilton, the Subsidiary Guarantors and the Trustee. A portion of the proceeds was used to repay all outstanding loans under the Revolving Credit Facility. We intend to use the remaining proceeds for working capital and other general corporate purposes, which may include the repayment of a portion or all of the outstanding DPO. (See Note 8 in our condensed consolidated financial statements).
Borrowings under our term loans and, if used, our Revolving Credit Facility, incur interest at a variable rate. In accordance with our risk management strategy between April 6, 2017 and May 24, 2017, Booz Allen Hamilton executed a series of interest rate swaps. As of June 30, 2017, we had interest rate swaps with an aggregate notional amount of $450 million. These instruments hedge the variability of cash outflows for interest payments on the floating portion of our term loan debt. The Company's objectives in using cash flow hedges are to reduce volatility to interest rate movements and to add stability to interest expense (See Note 9 in our condensed consolidated financial statements).

Capital Structure and Resources
Our stockholders’ equity amounted to $599.0 million as of June 30, 2017, an increase of $25.4 million compared to stockholders’ equity of $573.6 million as of March 31, 2017. The increase was primarily due to net income of $79.5 million in the three months ended June 30, 2017, stock-based compensation expense of $5.2 million, and stock option exercises of $3.3 million, partially offset by $25.4 million in recurring dividend payments and a$33.9 million increase in treasury stock resulting from the repurchase of shares of our Class A Common Stock during the three months ended June 30, 2017.
Off-Balance Sheet Arrangements
As of June 30, 2017, we did not have any material off-balance sheet arrangements.

Capital Expenditures
Since we do not own any of our facilities, our capital expenditure requirements primarily relate to the purchase of computers, business systems, furniture, and leasehold improvements to support our operations. Direct facility and equipment costs billed to clients are not treated as capital expenses. Our capital expenditures for the three months ended June 30, 2017 and 2016 were $11.5 million and $6.2 million, respectively, and the majority of such capital expenditures related to facilities infrastructure, equipment, and information technology. The increase in capital expenditures over the prior year primarily related to the timing of the leasehold improvements to update existing office space. Expenditures for facilities infrastructure and equipment are generally incurred to support new and existing programs across our business. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure.
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

•
continued efforts to change how the U.S. government reimburses compensation related and other expenses or otherwise limit such reimbursements, including recent rules that expand the scope of existing reimbursement limitations, such as a reduction in allowable annual employee compensation to certain contractors as a result of the Bipartisan Budget Act of 2013, and an increased risk of compensation being deemed unallowable or payments being withheld as a result of U.S. government audit, review, or investigation;

•	our ability to generate revenue under certain of our contracts;

•	our ability to realize the full value of and replenish our backlog and the timing of our receipt of revenue under contracts included in backlog;

•	changes in estimates used in recognizing revenue;

•	an inability to attract, train, or retain employees with the requisite skills, experience, and security clearances;

•	an inability to hire, assimilate, and deploy enough employees to serve our clients under existing contracts;

•	an inability to timely and effectively utilize our employees or manage our cost structure;

•	failure by us or our employees to obtain and maintain necessary security clearances;

•	the loss of members of senior management or failure to develop new leaders;

•	misconduct or other improper activities from our employees or subcontractors, including the improper use or release of our clients' sensitive or classified information;

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

•	internal system or service failures and security breaches, including, but not limited to, those resulting from external cyber attacks on our network and internal systems;

•	risks related to changes to our operating structure, capabilities, or strategy intended to address client needs, grow our business or respond to market developments;

•	risks associated with new relationships, clients, capabilities, and service offerings in our U.S. and international businesses;

•	failure to comply with special U.S. government laws and regulations relating to our international operations;

•	risks related to our indebtedness and credit facilities which contain financial and operating covenants;

•	the adoption by the U.S. government of new laws, rules, and regulations, such as those relating to organizational conflicts of interest issues or limits;

•	risks related to completed and future acquisitions, including our ability to realize the expected benefits from such acquisitions;

•	an inability to utilize existing or future tax benefits, including those related to our stock-based compensation expense, for any reason, including a change in law;

•	variable purchasing patterns under U.S. government GSA schedules, blanket purchase agreements and indefinite delivery, indefinite quantity, or IDIQ, contracts; and

•	other risks and factors described in Part II, “Item 1A. Risk Factors” and elsewhere in this Quarterly Report.
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
Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt and cash equivalents, which consist primarily of funds invested in U.S. government money-market funds, and our cash flow hedges. Our exposure to market risk for changes in prevailing interest rates may impact our interest payments under our Secured Credit Facility. Pursuant to our interest rate risk management strategies, we began using interest rate cash flow hedges in April 2017 with the goal of adding stability to our incurrence of interest rate expense and to manage exposure to related interest rate movement.
As of June 30, 2017, we had interest rate swaps with an aggregate notional amount of $450 million. These derivative instruments hedge the variability of cash outflows for interest payments on our variable rate term loan debt and are recorded at fair value on our condensed consolidated balance sheet. As of June 30, 2017, a 25 basis point increase in the interest rates would increase the fair value of our interest rate swaps by approximately $4.0 million and a 25 basis point decrease in the interest rates would decrease the fair value of our interest rate swaps by approximately $4.0 million.
With the exception of the interest rate swaps discussed above, there have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the information disclosed in the Quantitative and Qualitative Disclosures about Market Risk section in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 filed with the Securities and Exchange Commission on May 22, 2017.
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
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of June 30, 2017 and March 31, 2017, there were no material amounts accrued in the condensed consolidated financial statements related to these proceedings.
Six former officers and stockholders who had departed the company prior to the Acquisition have filed a total of nine suits in various jurisdictions, with original filing dates ranging from July 3, 2008 through December 15, 2009, against us and certain of our current and former directors and officers. Three of these suits were amended on July 2, 2010 and then further amended into one consolidated complaint on September 7, 2010. Another two of the original nine suits were consolidated into one complaint on September 24, 2014. Each of the suits arises out of the Acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the Acquisition. Some of the suits also allege that the acquisition price paid to stockholders was insufficient. The various suits assert claims for breach of contract, tortious interference with contract, breach of fiduciary duty, civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations, violations of the Employee Retirement Income Security Act, or ERISA, and/or securities and common law fraud. Three of these suits have been dismissed with all appeals exhausted. The two suits that were consolidated into one action on September 24, 2014 were settled on April 16, 2015. One of the remaining suits has been dismissed by the United States District Court for the Southern District of California and such dismissal was upheld by the United States Court of Appeals for the Ninth Circuit. The plaintiff in this suit subsequently filed a Petition for Writ of Certiorari to the United States Supreme Court, which was denied by the United States Supreme Court on January 9, 2017. The other three remaining suits that were previously consolidated on September 7, 2010 have been dismissed by the United States District Court for the Southern District of New York and are on appeal before the United States Court of Appeals for the Second Circuit. On December 15, 2016, hearings relating to the appeal were held before the United States Court of Appeals for the Second Circuit. As of June 30, 2017, the United States Court of Appeals for the Second Circuit has not ruled on this appeal. As of June 30, 3017, the aggregate alleged damages sought in these three remaining suits was approximately $241.7 million (substantially all of which is sought to be trebled pursuant to RICO), plus punitive damages, costs, and fees. On July 13, 2017, the United States Court of Appeals for the Second Circuit ruled on the case and affirmed the ruling of the United States District Court for the Southern District of New York, except for one plaintiff’s securities fraud claim. The United States Court of Appeals for the Second Circuit remanded the case to the United States District Court for the Southern District of New York to give the plaintiff leave to file another amended complaint to attempt to plead a securities fraud claim. As of August 3, 2017, the aggregate alleged damages that will be sought in the remaining suit is unknown. Although the outcome of any of these cases is inherently uncertain and may be materially adverse, based on current information, we do not expect them to have a material adverse effect on our financial condition and results of operations.
On June 7, 2017, Booz Allen Hamilton Inc. was informed that the U.S. Department of Justice (DOJ) is conducting a civil and criminal investigation of the Company. In connection with the investigation, the DOJ has requested information from the Company relating to certain elements of the Company’s cost accounting and indirect cost charging practices with the U.S. government. Since learning of the investigation, the Company has engaged a law firm experienced in these matters to represent the Company in connection with this matter and respond to the government's requests. The Company is continuing to cooperate with the DOJ in order to bring the matter to an appropriate resolution. The total cost associated with the investigation will depend on many factors, including the length and findings of the investigation. At this stage of the investigation, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with the investigation.
On June 19, 2017, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Eastern District of Virginia naming the Company, its Chief Executive Officer and its Chief Financial

Officer as defendants purportedly on behalf of all purchasers of the Company’s securities from May 19, 2016 through June 15, 2017. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, alleging misrepresentations or omissions by the Company concerning the Company’s business, results of operations and compliance policies relating to the Company’s contracts with the United States government. The plaintiff seeks to recover from the Company and the individual defendants an unspecified amount of damages class members allegedly incurred by buying the Company’s securities at an allegedly inflated price. The Company believes the suit lacks merit and intends to defend against the lawsuit. At this stage of the lawsuit, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with the lawsuit.

Item 1A.	Risk Factors
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 filed with the Securities and Exchange Commission on May 22, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table shows the share repurchase activity during the three months ended June 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 2017	970,300	34.97	33,928,421	$221,397,498
May 2017	—	—	—	$221,397,498
June 2017	—	—	—	$221,397,498
Total	970,300		33,928,421

(1)
On December 12, 2011, the Board of Directors approved a $30.0 million share repurchase program. On January 27, 2015, the Board of Directors approved an increase to our share repurchase authorization from $30.0 million to up to $180.0 million. On January 25, 2017, the Board of Directors approved an increase to our share repurchase authorization from $180.0 million to up to $410.0 million. A special committee of the Board of Directors was appointed to evaluate market conditions and other relevant factors and initiate repurchases under the program from time to time. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. See Note 14 to our unaudited condensed consolidated financial statements in this Form 10-Q for further information about the share repurchase program.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibit Number	Description

10.1
ISDA Master Agreement, by and between Booz Allen Hamilton Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. dated as of January 13, 2015 (the “Bank of Tokyo-Mitsubishi Master Agreement”), and the Amendment to the Bank of Tokyo-Mitsubishi Master Agreement, dated as of April 18, 2017 (including the Schedule thereto) (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 31, 2017 (File No. 001-34972))

10.2
ISDA Master Agreement, by and between Booz Allen Hamilton Inc. and Barclays Bank Plc, dated as of December 11, 2014 (the “Barclays Master Agreement”), and the Amendment to the Barclays Master Agreement, dated as of May 18, 2017 (including the Amended and Restated Schedule thereto) (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 31, 2017 (File No. 001-34972))

10.3
ISDA Master Agreement, by and between Booz Allen Hamilton Inc. and Wells Fargo Bank, N.A., dated as of February 13, 2017 (the “Wells Fargo Master Agreement”), including the Schedule thereto (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 31, 2017 (File No. 001-34972))

10.4
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., dated as of May 26, 2017 (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on May 31, 2017 (File No. 001-34972))

10.5
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and Barclays Bank Plc, dated as of May 30, 2017 (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on May 31, 2017 (File No. 001-34972))

10.6
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and Wells Fargo Bank, N.A., dated as of May 25, 2017 (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on May 31, 2017 (File No. 001-34972))

10.7
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and Bank of America, N.A., dated as of April 6, 2017 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 11, 2017 (File No. 001-34972))

10.8
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and JPMorgan Chase Bank, N.A., dated as of April 6, 2017 (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 11, 2017 (File No. 001-34972))

10.9
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and Fifth Third Bank, dated as of April 6, 2017 (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 11, 2017 (File No. 001-34972))

10.10
Assumption Agreement, dated as of April 14, 2017, by eGov Holdings, Inc. and Aquilent, Inc. in favor of Bank of America, N.A., as collateral agent for the banks and other financial institutions or entities party to the Credit Agreement, as amended*#

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

101
The following materials from Booz Allen Hamilton Holding Corporation’s Quarterly Report on Form 10-Q for the three months ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2017 and March 31, 2017; (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2017 and 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2017 and 2016; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2017 and 2016; and (v) Notes to Condensed Consolidated Financial Statements.

___________________________________

*	Filed electronically herewith.
† Management contract or compensatory arrangement.

#	Certain provisions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Booz Allen Hamilton Holding Corporation
Registrant

Date: August 7, 2017	By:	/s/ Lloyd W. Howell, Jr.
Lloyd W. Howell, Jr. Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)