Form 10-Q
period 2017-09-30
Booz Allen Hamilton Holding Corp
filed 2017-11-06
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
 ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of November 1, 2017
Class A Common Stock	145,812,022
Class B Non-Voting Common Stock	—
Class C Restricted Common Stock	—
Class E Special Voting Common Stock	—

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	March 31, 2017
	(Unaudited)
	(Amounts in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$330,043	$217,417
Accounts receivable, net of allowance	1,026,477	991,810
Prepaid expenses and other current assets	92,757	85,253
Total current assets	1,449,277	1,294,480
Property and equipment, net of accumulated depreciation	151,724	139,167
Intangible assets, net of accumulated amortization	263,880	271,880
Goodwill	1,571,186	1,571,190
Other long-term assets	93,568	96,388
Total assets	$3,529,635	$3,373,105
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$63,150	$193,150
Accounts payable and other accrued expenses	530,341	504,117
Accrued compensation and benefits	253,305	263,816
Other current liabilities	122,711	140,318
Total current liabilities	969,507	1,101,401
Long-term debt, net of current portion	1,783,897	1,470,174
Other long-term liabilities	239,948	227,939
Total liabilities	2,993,352	2,799,514
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock, Class A — $0.01 par value — authorized, 600,000,000 shares; issued, 157,224,367 shares at September 30, 2017 and 155,901,485 shares at March 31, 2017; outstanding, 145,591,022 shares at September 30, 2017 and 148,887,708 shares at March 31, 2017	1,572	1,559
Treasury stock, at cost — 11,633,345 shares at September 30, 2017 and 7,013,777 shares at March 31, 2017	(350,491)	(191,900)
Additional paid-in capital	324,500	302,907
Retained earnings	577,689	478,102
Accumulated other comprehensive loss	(16,987)	(17,077)
Total stockholders’ equity	536,283	573,591
Total liabilities and stockholders’ equity	$3,529,635	$3,373,105
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
	(Amounts in thousands, except per share data)		(Amounts in thousands, except per share data)
Revenue	$1,542,085	$1,394,853	$3,035,655	$2,817,575
Operating costs and expenses:
Cost of revenue	700,909	658,068	1,399,447	1,315,022
Billable expenses	483,556	409,991	935,220	842,256
General and administrative expenses	215,088	194,456	403,543	384,157
Depreciation and amortization	16,046	14,677	31,495	29,178
Total operating costs and expenses	1,415,599	1,277,192	2,769,705	2,570,613
Operating income	126,486	117,661	265,950	246,962
Interest expense	(20,958)	(14,753)	(39,705)	(32,581)
Other income (expense), net	563	(5,161)	1,324	(3,270)
Income before income taxes	106,091	97,747	227,569	211,111
Income tax expense	35,178	34,917	77,116	80,464
Net income	$70,913	$62,830	$150,453	$130,647
Earnings per common share (Note 3):
Basic	$0.48	$0.42	$1.01	$0.88
Diluted	$0.47	$0.41	$1.00	$0.86
Dividends declared per share	$0.17	$0.15	$0.34	$0.30

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
	(Amounts in thousands)		(Amounts in thousands)
Net income	$70,913	$62,830	$150,453	$130,647
Other comprehensive income (loss), net of tax:
Unrealized loss on derivatives designated as cash flow hedges	(124)	—	(634)	—
Change in postretirement plan costs	361	457	724	914
Total other comprehensive (loss) income, net of tax	237	457	90	914
Comprehensive income	$71,150	$63,287	$150,543	$131,561

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended September 30,
	2017	2016
	(Amounts in thousands)
Cash flows from operating activities
Net income	$150,453	$130,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,495	29,178
Stock-based compensation expense	11,595	10,581
Excess tax benefits from stock-based compensation	(9,289)	(8,315)
Amortization of debt issuance costs and loss on extinguishment	2,633	12,271
Losses on dispositions	723	36
Changes in assets and liabilities:
Accounts receivable	(34,667)	19,634
Prepaid expenses and other current assets	3,300	26,665
Other long-term assets	2,561	(9,467)
Accrued compensation and benefits	(9,903)	(4,167)
Accounts payable and other accrued expenses	19,298	(14,902)
Accrued interest	7,154	(1,095)
Other current liabilities	(9,491)	15,257
Other long-term liabilities	12,200	10,760
Net cash provided by operating activities	178,062	217,083
Cash flows from investing activities
Purchases of property and equipment	(36,989)	(15,143)
Payments for business acquisitions, net of cash acquired	(204)	(851)
Insurance proceeds received for damage to equipment	—	650
Net cash used in investing activities	(37,193)	(15,344)
Cash flows from financing activities
Proceeds from issuance of common stock	4,028	3,092
Stock option exercises	6,267	6,825
Excess tax benefits from stock-based compensation	—	8,315
Repurchases of common stock	(168,498)	(6,854)
Cash dividends paid	(50,866)	(44,789)
Dividend equivalents paid to option holders	(890)	(2,157)
Repayment of debt	(191,575)	(676,750)
Proceeds from debt issuance	373,291	630,273
Net cash used in financing activities	(28,243)	(82,045)
Net increase in cash and cash equivalents	112,626	119,694
Cash and cash equivalents––beginning of period	217,417	187,529
Cash and cash equivalents––end of period	$330,043	$307,223
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$25,802	$26,127
Income taxes	$82,035	$36,609
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
1. BUSINESS OVERVIEW
Organization
Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or Holding, the Company or we, us, and our, was incorporated in Delaware in May 2008. The Company provides management and technology consulting, engineering, analytics, digital solutions, mission operations, and cyber expertise to U.S. and international governments, major corporations, and not-for-profit organizations. The Company reports operating results and financial data in one reportable segment. The Company is headquartered in McLean, Virginia, with approximately 24,200 employees as of September 30, 2017.
2. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, or SEC, and should be read in conjunction with the information contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2017. The interim period unaudited condensed consolidated financial statements are presented as described below. Certain information and disclosures normally required for annual financial statements have been condensed or omitted pursuant to GAAP and SEC rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation of the results of the interim period presented have been included. The Company’s fiscal year ends on March 31 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31. The results of operations for the six months ended September 30, 2017 are not necessarily indicative of results to be expected for the full fiscal year.
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
Recent Accounting Pronouncements
In August 2017, the Financial Accounting Standards Board, or the FASB, issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities. This guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires, for qualifying hedges, the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. Additionally, the guidance also expands an entity's ability to apply hedge accounting for nonfinancial and financial risk components, simplifies the hedge documentation and hedge effectiveness assessment requirements, and modifies certain disclosure requirements. ASU 2017-12 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which will change the presentation of net periodic benefit cost components on the condensed consolidated statement of operations. Under this guidance, the service cost component of net periodic benefit cost will continue to be presented in the same line items as other employee compensation costs, while the remaining components of net periodic benefit costs are to be presented outside operating income. ASU 2017-07 is effective for annual reporting periods beginning after December 15, 2017 and is to be applied retrospectively, with early adoption permitted. The Company is assessing the effect that the adoption of this guidance will have on its condensed consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update, or ASU, 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment award transactions related to accounting for income taxes, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification of employee taxes paid on the statements of cash flows when an employer withholds shares for tax-withholding purposes. The Company adopted ASU 2016-09 in the first quarter of fiscal 2018. Certain of the simplification provisions were not applicable to the Company. The Company will continue its existing practice of estimating the number of forfeitures that are expected to occur rather than account for forfeitures when they occur as permitted under the new guidance.
The primary impacts of adopting ASU 2016-09 were those related to excess tax benefits and tax deficiencies. The new guidance requires that such amounts be recognized as income tax expense or benefit in the statement of operations, which could result in fluctuations in the Company's effective tax rate period over period depending on how many awards vest, or options are exercised, in a quarter. The guidance also requires that the cash flows associated with these transactions be presented with other income tax related cash flows in the operating activities section of the statement of cash flows. The Company recognized excess tax benefits of $2.4 million and $9.3 million during the three and six months ended September 30, 2017, respectively, as a reduction to income tax expense in the condensed consolidated statement of operations. As discussed further in Note 10, the effect of adopting ASU 2016-09 resulted in a decrease in the Company's current period effective tax rate. As permitted, the Company adopted the guidance related to the presentation of excess tax benefits in the condensed consolidated statement of cash flows on a prospective basis. Prior period amounts were not adjusted.
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
In May 2014, the FASB issued Accounting Standard Codification No. 606, Revenue from Contracts with Customers (Topic 606). Topic 606, as amended, will replace existing revenue recognition standards by outlining a single set of comprehensive principles for recognizing revenue. Amendments to Topic 606 have generally focused on promoting a more consistent interpretation and application of the principles for recognizing revenue. The new guidance will also significantly expand the disclosure requirements for revenue arrangements. In July 2015, the FASB approved a one-year delay in the effective date of the standard, which will now be effective for the Company beginning on April 1, 2018 (i.e., beginning with the first quarter of fiscal 2019 financial statements). In August 2017, the Securities and Exchange Commission, or the SEC, issued Staff Accounting Bulletin No. 116, which conforms existing SEC staff guidance to the guidance in Topic 606, as amended. This conforming of accounting guidance is not expected to have a significant impact to our revenue recognition policies and related practices.
The Company anticipates adopting the new revenue standard retrospectively to all periods presented; however, the Company's ability to adopt using the full retrospective method is dependent on system and process readiness and the completion of its analysis of information necessary to recast its prior period financial statements and provide related disclosures. While the effort to modify accounting systems and business processes to enable full retrospective adoption is not transformative, the identified modifications are complex and are still being implemented and tested to ensure they can support changes to the Company's accounting practices. Because Topic 606 will also require expanded disclosures regarding the nature, timing and uncertainty of revenue and contract balances, including how and when the Company satisfies our performance obligations and the relationship between revenue recognized and changes in contract balances during a reporting period, the Company is continuing to evaluate these disclosure requirements and is incorporating the relevant collection of data in its systems and processes. The Company anticipates finalizing its systems and process modifications during the fourth quarter of fiscal 2018.
A dedicated implementation team continues to make progress toward adopting and implementing the new standard. During the second quarter of fiscal 2018, the Company made substantial progress toward its overall assessment of Topic 606. The Company's comprehensive assessment has currently identified the following key findings:

•
The Company continues to expect insignificant changes related to recognizing revenue and earnings over time for long-term contracts as work progresses because of the continuous transfer of control to the customer, generally using an input measure (e.g., costs incurred) to reflect progress.

•
The determination of the customer and contract under Topic 606 is not expected to significantly change; however, revenue previously deferred for non-federal government arrangements that commenced without a signed, written contract may be recognized under Topic 606 when such arrangements are legally enforceable under applicable laws and regulations.

•
The Company has determined that in its federal government contract portfolio, there are certain periods of performance option exercises that will be evaluated as separate performance obligations or new arrangements for accounting purposes due to their distinct nature. For example, these situations may arise when options to renew the period of performance are not exercised within a relatively short period after execution of the base contract are thus evaluated to be separate and unrelated purchasing decisions by the customer, or when an option exercise is the continuation of an integrated service, finished deliverable, or a single combined output.

•
The determination of contract transaction price associated with performance-based contracts (i.e., incentive or award-based contracts) will generally be consistent with the Company's current measurement practices for such contracts. Additionally, although the amount of revenue is not expected to change, the Company's estimates at completion for most fixed price contracts will now include unfunded components.

•
Contracts with significant up-front materials are expected to see an increase in the amount of revenue and costs recognized upon the date of the adoption, but the change in profitability is not expected to be significant.

The Company is continuing to refine its process for quantifying the financial statement impacts associated with the full retrospective method and it anticipates disclosing those impacts and its assessment of materiality in conjunction with reporting its results for the third quarter of fiscal 2018. The Company will continue to evaluate the impact of Topic 606 and changes thereto on its accounting policies, internal controls (including the adoption of implementation-periods controls), and business processes through the date of adoption.
Other accounting and reporting pronouncements issued after September 30, 2017 are not expected to have a material impact on the Company's condensed consolidated financial statements.
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
The Company currently has outstanding shares of Class A Common Stock. Unvested Class A Restricted Common Stock holders are entitled to participate in non-forfeitable dividends or other distributions. These unvested restricted shares participated in the Company's dividends declared and were paid in the first and second quarters of fiscal 2018 and 2017. As such, EPS is calculated using the two-class method whereby earnings are reduced by distributed earnings as well as any available undistributed earnings allocable to holders of unvested restricted shares. A reconciliation of the income used to compute basic and diluted EPS for the periods presented are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Earnings for basic computations (1)	$70,257	$62,151	$149,111	$129,286
Weighted-average common shares outstanding for basic computations	147,085,314	148,008,994	147,400,153	147,625,388
Earnings for diluted computations (1)	$70,262	$62,157	$149,123	$129,300
Dilutive stock options and restricted stock	1,802,183	2,191,460	1,976,722	2,289,028
Weighted-average common shares outstanding for diluted computations	148,887,497	150,200,454	149,376,875	149,914,416
Earnings per common share
Basic	$0.48	$0.42	$1.01	$0.88
Diluted	$0.47	$0.41	$1.00	$0.86
(1) During the three months ended September 30, 2017 and 2016, approximately 1.4 million and 1.6 million participating securities, respectively, were paid dividends totaling $0.2 million in both periods. During the six months ended September 30, 2017 and 2016, approximately 1.4 million and 1.6 million participating securities, respectively, were paid dividends totaling $0.4 million in both periods. For the three and six months ended September 30, 2017, there were undistributed earnings of $0.4 million and $0.9 million, respectively, allocated to the participating class of securities in both basic and diluted EPS. For the three and six months ended September 30, 2016 there were undistributed earnings of $0.4 million and $0.9 million, respectively, allocated to the participating class of securities in both basic and diluted EPS. The allocated undistributed earnings and the dividends paid comprise the difference between net income presented on the condensed consolidated statements of operations and earnings for basic and diluted computations for the three and six months ended September 30, 2017 and 2016.
The EPS calculation for the three and six months ended September 30, 2017 excludes 0.4 million and 0.3 million options, respectively, as their impact was anti-dilutive. The EPS calculation for the three months ended September 30, 2016 excludes no anti-dilutive options. The EPS calculation for the six months ended September 30, 2016 excludes 0.5 million options, as their impact was anti-dilutive.
4. ACQUISITION
On January 24, 2017, the Company acquired eGov Holdings, Inc., which we refer to as Aquilent. As a result of the transaction, Aquilent became a wholly owned subsidiary of the Company. Aquilent is an architect of IT solutions for the U.S. federal government. The acquisition further expands the Company's ability to blend its consulting heritage with advanced technical expertise.
The acquisition of Aquilent has been accounted for under the acquisition method of accounting, which requires the total acquisition consideration to be allocated to the assets acquired and liabilities assumed based on an estimate of the acquisition date fair value, with the difference reflected in goodwill. During the first quarter of fiscal 2018, the Company finalized Aquilent's post-closing working capital.
The following table reflects the final determination of the total consideration transferred (including adjustments subsequent to closing):

Cash purchase price paid to Aquilent shareholders	$250,000
Working capital and other closing adjustments	(1,729)
Acquired cash on hand	2,998
Acquisition-related compensation expenses	(1,291)
Acquisition-related contingent consideration	3,576
Total purchase consideration transferred at closing	$253,554
As part of the acquisition, the Company and the selling shareholders of Aquilent agreed to jointly make an election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended, or the Code, to treat the acquisition as an asset purchase for income tax purposes. The Company agreed to reimburse the selling stockholders for previously unrealized tax consequences on Aquilent's prior tax-return positions that became realized upon acquisition; and agreed to indemnify the selling stockholders for potential, incremental increases in income taxes and related costs as a result of the Section 338(h)(10) election. The indemnity was evaluated to be acquisition-related contingent consideration, which was valued at the acquisition date fair value of $3.6 million. The acquisition-related contingent consideration was calculated using probability-weighted cash flows and significant unobservable inputs (Level 3) as described under the fair value hierarchy of ASC 820, Fair Value Measurements, or ASC 820.
The Company recorded the assets acquired and liabilities assumed at their acquisition date fair value, with the difference between the fair value of the net assets acquired and the acquisition consideration reflected as goodwill. The following table represents the final fair value of assets acquired and liabilities assumed:

Final allocation:
Current assets	$15,809
Other tangible assets	1,144
Customer-relationship intangible assets	69,000
Goodwill	199,826
Current liabilities	(8,450)
Tax liability	(13,554)
Income tax uncertainty	(10,221)
Total purchase consideration transfer at closing	$253,554
The identifiable customer-relationship intangible asset of $69 million was valued using the excess earnings method discounted cash flow approach, incorporating Level 3 inputs as described under the fair value hierarchy of ASC 820. These unobservable inputs reflect the Company's own assumptions about which assumptions market participants would use in pricing an asset on a non-recurring basis. This asset will be amortized over the estimated useful life of 12 years.
As part of the acquisition, the Company agreed to reimburse the selling stockholders for previously unrealized tax consequences on Aquilent's prior tax-return positions that become realized with the acquisition. Accordingly, the Company recognized a tax liability of $13.6 million. The obligation was relieved and paid during the first quarter of fiscal 2018. The Company continues to carry a related reserve of $10.2 million for income tax uncertainties created with the acquisition resulting from uncertainty in the sustainability of Aquilent's prior tax-return positions under examination with the relevant tax authorities.
The goodwill of $199.8 million was primarily attributed to the specialized workforce and the expected synergies between the Company and Aquilent. The majority of the goodwill is expected to be deductible for tax purposes.
There were no material acquisitions during the second quarter of fiscal 2018 or through the subsequent period to the issuance of the current financial statements.

5. ACCOUNTS RECEIVABLE, NET OF ALLOWANCE
Accounts receivable, net consisted of the following:

	September 30, 2017	March 31, 2017
Current
Accounts receivable–billed	$406,228	$340,716
Accounts receivable–unbilled	623,018	651,094
Allowance for doubtful accounts	(2,769)	—
Accounts receivable, net of allowance	1,026,477	991,810
Long-term
Accounts receivable–unbilled	58,714	59,913
Total accounts receivable, net	$1,085,191	$1,051,723
Unbilled amounts represent revenues for which billings have not been presented to customers at quarter-end or year-end. These amounts are usually billed and collected within one year. Long-term unbilled receivables not anticipated to be billed and collected within one year, which are primarily related to retainage, holdbacks, and long-term rate settlements to be billed at contract closeout, are included in other long-term assets in the accompanying condensed consolidated balance sheets. The Company recognized a provision for doubtful accounts (including certain unbilled reserves) of $2.2 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively, and $3.1 million and $0.8 million for both the six months ended September 30, 2017 and 2016.
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

6. ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES
Accounts payable and other accrued expenses consisted of the following:

	September 30, 2017	March 31, 2017
Vendor payables	$298,325	$268,630
Accrued expenses	232,016	235,487
Total accounts payable and other accrued expenses	$530,341	$504,117
Accrued expenses consisted primarily of the Company’s reserve related to potential cost disallowance in conjunction with government audits. Refer to Note 18 for further discussion of this reserve.
7. ACCRUED COMPENSATION AND BENEFITS
Accrued compensation and benefits consisted of the following:

	September 30, 2017	March 31, 2017
Bonus	$40,963	$77,765
Retirement	60,910	31,879
Vacation	126,286	124,486
Other	25,146	29,686
Total accrued compensation and benefits	$253,305	$263,816
8. DEBT
Debt consisted of the following:

	September 30, 2017		March 31, 2017
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Term Loan A	3.23%	$1,123,850	2.98%	$1,153,425
Term Loan B	3.48%	396,000	3.08%	398,000
Revolving Credit Facility (ABR)	—%	—	5.00%	80,000
Revolving Credit Facility (LIBOR)	—%	—	2.98%	50,000
Senior Notes	5.13%	350,000	—%	—
Less: Unamortized debt issuance costs and discount on debt		(22,803)		(18,101)
Total		1,847,047		1,663,324
Less: Current portion of long-term debt		(63,150)		(193,150)
Long-term debt, net of current portion		$1,783,897		$1,470,174
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
As of September 30, 2017, the Credit Agreement, as amended, provided the Company with a $1,123.9 million Term Loan A ("Term Loan A"), a $396.0 million Term Loan B ("Term Loan B" and, together with Term Loan A, the "Term Loans"), and a $500.0 million revolving credit facility (the “Revolving Credit Facility", and together with the Term Loans, the "Secured

Credit Facility”), with a sublimit for letters of credit of $100.0 million. As of September 30, 2017, the maturity date of Term Loan A and the termination date for the Revolving Credit Facility was June 30, 2021 and the maturity date of Term Loan B was June 30, 2023. Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement, as amended, are secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor, and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement, as amended, and related documentation. Subject to specified conditions, without the consent of the then-existing lenders (but subject to the receipt of commitments), the Term Loans or Revolving Credit Facility may be expanded (or a new term loan facility or revolving credit facility added to the existing facilities) by up to (i) $400 million plus (ii) the aggregate principal amount under which pro forma consolidated net secured leverage remains less than or equal to 3.50:1.00.
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
Booz Allen Hamilton occasionally borrows under the Revolving Credit Facility in anticipation of cash demands. During the first and second quarters of fiscal 2018, Booz Allen Hamilton accessed a total of $30.0 million of the $500.0 million Revolving Credit Facility. As of September 30, 2017, there were no amounts outstanding under the Revolving Credit Facility. As of March 31, 2017, there was $130.0 million outstanding under the Revolving Credit Facility.
The Credit Agreement, as amended, requires quarterly principal payments of 1.25% of the stated principal amount of Term Loan A until maturity, and quarterly principal payments of 0.25% of the stated principal amount of Term Loan B until maturity.
The Credit Agreement, as amended, contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants include limitations on the following, in each case subject to certain exceptions: (i) indebtedness and liens, (ii) mergers, consolidations or amalgamations, liquidations, wind-ups or dissolutions, and disposition of all or substantially all assets; (iii) dispositions of property; (iv) restricted payments; (v) investments; (vi) transactions with affiliates; (vii) sale and lease back transactions; (viii) change in fiscal periods; (ix) negative pledges; (x) restrictive agreements; (xi) line of business; and (xii) speculative hedging. The events of default include the following, in each case subject to certain exceptions: (a) failure to make required payments under the Secured Credit Facility; (b) material breaches of representations or warranties under the Secured Credit Facility; (c) failure to observe covenants or agreements under the Secured Credit Facility; (d) failure to pay or default under certain other material indebtedness; (e) bankruptcy or insolvency; (f) certain Employee Retirement Income Security Act, or ERISA events; (g) certain material judgments; (h) actual or asserted invalidity of the Guarantee and Collateral Agreements or the other security documents or failure of the guarantees or perfected liens thereunder; and (i) a change of control. In addition, Booz Allen Hamilton is required to meet certain financial covenants at each quarter end, namely Consolidated Net Total Leverage and Consolidated Net Interest Coverage Ratios.
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
As of September 30, 2017 and March 31, 2017, Booz Allen Hamilton was in compliance with all financial covenants associated with its debt and debt-like instruments.

Interest on debt and debt-like instruments consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Term Loan A Interest Expense	$9,394	$7,253	$18,171	$12,759
Term Loan B Interest Expense	3,518	3,989	6,791	11,963
Interest on Revolving Credit Facility	199	73	199	303
Senior Notes Interest Expense	4,484	—	7,773	—
Deferred Payment Obligation Interest (1)	2,011	2,007	4,022	4,007
Amortization of Debt Issuance Cost (DIC) and Original Issue Discount (OID) (2)	1,343	1,313	2,633	3,396
Other	9	118	116	153
Total Interest Expense	$20,958	$14,753	$39,705	$32,581
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

9. DERIVATIVES
The Company utilizes derivative financial instruments to manage interest rate risk related to its variable rate term loans. The Company’s objectives in using these interest rate derivatives, which were designated as cash flow hedges, are to manage its exposure to interest rate movements and reduce volatility to interest expense. During the first quarter of fiscal 2018, the Company entered into several forward starting floating-to-fixed interest rate swap agreements with multiple financial institutions with a start date of April 30, 2018. The aggregate notional amount of these interest rate swap agreements was $450 million as of September 30, 2017. The swaps have staggered maturities, ranging from June 30, 2021 to June 30, 2022. These swaps mature within the last tranche of the Company's floating rate debt (June 30, 2023).
The floating-to-fixed interest rate swaps involve the exchange of variable interest amounts from a counterparty for the Company making fixed-rate interest payments over the life of the agreements without exchange of the underlying notional amount and effectively converting a portion of the variable rate debt into fixed interest rate debt.
Derivative instruments are recorded in the condensed consolidated balance sheet at estimated fair value. As of September 30, 2017, $0.2 million, $0.7 million and $0.5 million, were classified as other long term assets, other current liabilities, and other long term liabilities, respectively, on the condensed consolidated balance sheet. For interest rate swaps designated as cash flow hedges, the effective portion of changes in the fair value of derivatives is recorded in Accumulated Other Comprehensive Income, or AOCI, net of taxes, and is subsequently reclassified into interest expense in the period that the hedged forecasted interest payments are made on the Company's variable-rate debt. As of the three and six months ended September 30, 2017, a $0.1 million and $0.6 million loss have been recognized in AOCI, respectively, and there were no amounts reclassified into interest expense. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. As of the three and six months ended September 30, 2017, there was no ineffectiveness recognized in earnings.
Over the next 12 months, the Company estimates that $0.8 million will be reclassified as an increase to interest expense. Cash flows associated with periodic settlements of interest rate swaps will be classified as operating activities in the condensed consolidated statement of cash flows.
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

10. INCOME TAXES
The Company’s effective income tax rate was 33.2% and 35.7% for the three months ended September 30, 2017 and 2016, respectively, and 33.9% and 38.1% for the six months ended September 30, 2017 and 2016, respectively. The decrease in the effective tax rate for the three and six months ended September 30, 2017 as compared to the same periods last fiscal year was primarily due to the Company's adoption of ASU 2016-09 in the first quarter of fiscal 2018 as discussed in Note 2. As a result, the Company recorded excess tax benefits related to employee share-based payment awards within income tax (benefit) expense as a discrete item during the reporting period in which they occurred, instead of recording those benefits as adjustments to additional paid-in-capital. The Company recognized excess tax benefits of $2.4 million and $9.3 million in the three and six months ended September 30, 2017, respectively. The three and six months effective tax rates of 33.2% and 33.9% differ from the federal statutory rate of 35.0% primarily due to the inclusion of state income taxes and permanent rate differences, which primarily relate to meals and entertainment, offset in the current three months by discrete tax items.
The Company is currently contesting tax assessments from the District of Columbia Office of Tax and Revenue for fiscal years 2013 through 2015 at various stages of applicable administrative and judicial processes, with a combined amount at issue of approximately $10.8 million, net of associated tax benefits. The Company has taken similar tax positions with respect to subsequent fiscal years. As of September 30, 2017, the Company does not maintain reserves for any uncertain tax positions related to the contested tax benefits and does not believe the resolution of these matters will have a material adverse effect on its results of operations, cash flows or financial condition.

11. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	September 30, 2017	March 31, 2017
Deferred rent	$72,380	$63,854
Postretirement benefit obligations	125,899	123,492
Other (1)	41,669	40,593
Total other long-term liabilities	$239,948	$227,939

(1) Balances at September 30, 2017 and March 31, 2017 include the Company's long-term disability obligation of $22.5 million as well as contingent consideration of $3.6 million related to the Company's acquisition as discussed in Note 4.

12. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company sponsors the Employees’ Capital Accumulation Plan, or ECAP, which is a qualified defined contribution plan that covers eligible U.S. and international employees. ECAP provides for distributions, subject to certain vesting provisions, to participants by reason of retirement, death, disability, or termination of employment. Effective April 1, 2014, the Company transitioned from a discretionary employer contribution to an annual matching contribution of up to 6% of eligible annual income as determined by the Code for the ECAP. Total expense recognized under ECAP was $30.7 million and $27.9 million for the three months ended September 30, 2017 and 2016, respectively, and $61.8 million and $56.7 million for the six months ended September 30, 2017 and 2016, respectively. The Company-paid contributions were $15.5 million for both the three months ended September 30, 2017 and 2016, respectively, and $31.1 million and $30.8 million for the six months ended September 30, 2017 and 2016, respectively.
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

The components of net postretirement medical expense for the Officer Medical Plan were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Service cost	$1,116	$1,213	$2,232	$2,426
Interest cost	1,252	1,196	2,504	2,391
Net actuarial loss	568	762	1,135	1,525
Total postretirement medical expense	$2,936	$3,171	$5,871	$6,342
As of September 30, 2017 and March 31, 2017, the unfunded status of the post-retirement medical plan was $121.1 million and $118.1 million, respectively, which is included in other long-term liabilities in the accompanying condensed consolidated balance sheets.
13. ACCUMULATED OTHER COMPREHENSIVE LOSS
All amounts recorded in other comprehensive loss are related to the Company's post-retirement plans and interest rate swaps designated as cash flow hedges. The following table shows the changes in accumulated other comprehensive income (loss), net of tax:

	Three Months Ended September 30, 2017			Six Months Ended September 30, 2017
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of period	$(16,714)	$(510)	$(17,224)	$(17,077)	$—	$(17,077)
Other comprehensive income (loss) before reclassifications (1)	—	(124)	(124)	—	(634)	(634)
Amounts reclassified from accumulated other comprehensive loss	361	—	361	724	—	724
Net current-period other comprehensive income (loss)	361	(124)	237	724	(634)	90
End of period	$(16,353)	$(634)	$(16,987)	$(16,353)	$(634)	$(16,987)
(1) Changes in other comprehensive income (loss) before reclassification for derivatives designated as cash flow hedges are recorded net of tax benefits of $0.1 million and $0.4 million for three and six months ended September 30, 2017, respectively.

	Three Months Ended September 30, 2016			Six Months Ended September 30, 2016
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of period	$(19,156)	$—	$(19,156)	$(19,613)	$—	$(19,613)
Other comprehensive income (loss)before reclassifications	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss	457	—	457	914	—	914
Net current-period other comprehensive income (loss)	457	—	457	914	—	914
End of period	$(18,699)	$—	$(18,699)	$(18,699)	$—	$(18,699)

The following table presents the reclassifications out of accumulated other comprehensive loss to net income:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Amounts reclassified from accumulated other comprehensive loss:
Amortization of net actuarial loss included in net periodic benefit cost (See Note 12)	$596	$762	$1,193	$1,525
Tax benefit	(235)	(305)	(469)	(611)
Net of tax	$361	$457	$724	$914

14. STOCKHOLDERS’ EQUITY
Common Stock
The common stock shares activity consisted of the following:

	Class A Common Stock	Treasury Stock
Balance at March 31, 2016	153,391,058	5,398,596
Issuance of common stock	578,932	—
Stock options exercised	1,931,495	—
Repurchase of common stock (1)	—	1,615,181
Balance at March 31, 2017	155,901,485	7,013,777
Issuance of common stock	581,174	—
Stock options exercised	741,708	—
Repurchase of common stock (2)	—	4,619,568
Balance at September 30, 2017	157,224,367	11,633,345

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

(2)
During fiscal 2018, the Company purchased 4.5 million shares of the Company’s Class A Common Stock in a series of open market transactions for $154.0 million. Additionally, the Company repurchased shares during the first quarter of fiscal 2018 to cover the minimum statutory withholding taxes on restricted stock awards and restricted stock units that vested on June 30, 2017.

For the quarterly offering period that closed on September 30, 2017, 63,298 Class A Common Stock shares were purchased by employees under the Company's Employee Stock Purchase Plan, or ESPP. Since the program's inception, 2,055,650 shares have been purchased by employees.

15. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense recognized in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Cost of revenue	$1,847	$1,190	$3,306	$2,698
General and administrative expenses	4,499	3,502	8,289	7,883
Total	$6,346	$4,692	$11,595	$10,581

The following table summarizes the total stock-based compensation expense recognized in the condensed consolidated statements of operations by the following types of equity awards:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Equity Incentive Plan Options	$493	$306	$969	$1,564
Class A Restricted Common Stock	5,853	4,386	10,626	9,017
Total	$6,346	$4,692	$11,595	$10,581

As of September 30, 2017, there was $30.1 million of total unrecognized compensation cost related to unvested stock-based compensation agreements. The unrecognized compensation cost as of September 30, 2017 is expected to be fully amortized over the next 4.5 years. Absent the effect of accelerating stock compensation cost for any departures of employees who may continue to vest in their equity awards, the following table summarizes the unrecognized compensation cost and the weighted-average period the cost is expected to be amortized.

	September 30, 2017
	Unrecognized Compensation Cost	Weighted Average Remaining Period to be Recognized (in years)
Equity Incentive Plan Options	$3,522	3.96
Class A Restricted Common Stock	26,576	2.19
Total	$30,098
Equity Incentive Plan
As of September 30, 2017, there were 3,405,801 EIP options outstanding, of which 900,833 were unvested.
Grants of restricted stock units and Class A Restricted Common Stock
On July 3, 2017, the Board of Directors granted 264,465 restricted stock units in conjunction with the Annual Incentive Plan adopted on October 1, 2010, or Annual Incentive Plan. The amount of the annual incentive payment was determined based on performance targets established by the Compensation Committee and a portion of the incentive payment awarded under the Annual Incentive Plan was paid in the form of restricted stock units. A restricted stock unit represents a contingent right to receive one share of Class A Common Stock upon vesting. The restricted stock units will vest based on the passage of time, subject to participant's continued employment with the Company. The portion to be paid in the form of restricted stock units will be recognized in the accompanying consolidated statements of operations based on grant date fair value over the vesting period of 3 years. The aggregate fair value was estimated at $8.6 million, based on the stock price of $32.55 on the grant date.

On August 2, 2017 and September 18, 2017, the Board of Directors granted 6,531 and 5,147 restricted stock units, respectively, to certain newly hired and newly promoted vice presidents. The aggregate fair values were estimated at $0.2 million for each grant, based on stock prices of $34.02 on August 2, 2017 and $35.93 on September 18, 2017.
On August 10, 2017, the Board of Directors granted 51,887 shares of Class A restricted common stock to members of the Board of Directors. The aggregate value of these awards was estimated at $1.7 million based on the stock price of $32.67 on the grant date.

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
A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The financial instruments measured at fair value in the accompanying condensed consolidated balance sheets consist of the following:

	Recurring Fair Value Measurements as of September 30, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and cash equivalents	$57,456	$—	$—	$57,456
Money market funds (1)	200,493	72,094	—	272,587
Total cash and cash equivalents	$257,949	$72,094	$—	$330,043
Other Assets:
Derivative instruments (3)	$—	$226	$—	$226
Total Other Assets	$—	$226	$—	$226
Liabilities:
Contingent consideration liability (2)	$—	$—	$3,576	3,576
Current derivative instruments (3)	$—	$739	$—	$739
Long-term derivative instruments (3)	—	533	—	533
Total Liabilities	$—	$1,272	$3,576	$4,848

	Recurring Fair Value Measurements as of March 31, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and cash equivalents	$59,825	$—	$—	$59,825
Money market funds (1)	—	157,592	—	157,592
Total cash and cash equivalents	$59,825	$157,592	$—	$217,417
Liabilities:
Contingent consideration liability (2)	—	—	3,576	3,576
Total Liabilities	$—	$—	$3,576	$3,576
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

(2) As discussed in Note 4, the Company recognized a contingent consideration liability in connection with the acquisition of Aquilent. As of September 30, 2017 and March 31, 2017, the estimated fair value of the contingent consideration liability was $3.6 million and was valued using probability-weighted cash flows, which is based on the use of Level 3 fair value measurement inputs. The liability is recorded in other long-term liabilities in the consolidated balance sheet.
(3) The Company’s interest rate swaps are considered over-the-counter derivatives and fair value is estimated based on present value of future cash flows using model-derived valuation that use Level 2 observable inputs such as interest rate yield curves. See Note 9 for further discussion on the Company’s derivative instruments designated as cash flow hedges.
The fair value of the Company's debt, as well as the Senior Notes, approximates their carrying value at September 30, 2017 and March 31, 2017. The fair value of debt is determined using quoted prices or other market information obtained from recent trading activity of each debt tranche in markets that are not active (Level 2 inputs). The fair value is corroborated by prices derived from the interest rate spreads of recently completed leveraged loan transactions of a similar credit profile, industry, and terms to that of the Company. The fair value of the Senior Notes is determined using quoted prices or other market information obtained from recent trading activity in the high-yield bond market (Level 2 inputs).
17. RELATED-PARTY TRANSACTIONS
In March 2017, the Company supported the formation of the Booz Allen Foundation, a nonprofit corporation organized and operated exclusively for charitable, scientific and educational purposes within the meaning of Section 501(c)(3) of the Code. The Company is the sole member of the foundation, which gives it the authority to appoint two of five of the Booz Allen Foundation's directors and consent rights regarding certain extraordinary corporate actions approved by the board of directors. The Company has made a binding and irrevocable pledge of $5.0 million to the Booz Allen Foundation and recorded the pledge obligation in other current liabilities on the consolidated balance sheet of the Company in March 2017. As of September 30, 2017, the pledge remains unpaid.

18. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Third-Party Guarantees
As of September 30, 2017 and March 31, 2017, the Company was contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that totaled $7.3 million and $8.6 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At September 30, 2017 and March 31, 2017, approximately $1.2 million and $1.7 million, respectively, of these instruments reduce the available borrowings under the Revolving Credit Facility. The remaining amounts under these instruments are guaranteed under a separate $10.0 million facility established in fiscal 2015 of which $3.9 million and $3.1 million was available to the Company at September 30, 2017 and March 31, 2017, respectively.
Government Contracting Matters
For each of the three and six months ended September 30, 2017 and 2016, approximately 97%, respectively, of the Company's revenue was generated from contracts where the end user was an agency or department of the U.S. government, including contracts where the Company performed either as a prime contractor or subcontractor, and regardless of the geographic location in which the work was performed. U.S. government contracts and subcontracts are subject to extensive legal and regulatory requirements. From time to time and in the ordinary course of business, agencies of the U.S. government audit our contract costs and conduct inquiries and investigations of our business practices with respect to government contracts to determine whether the Company’s operations are conducted in accordance with these requirements and the terms of the relevant contracts. U.S. government agencies, including the Defense Contract Audit Agency, routinely audit our contract costs, including allocated indirect costs for compliance with the Cost Accounting Standards and the Federal Acquisition Regulation. These agencies also conduct reviews and investigations and make inquiries regarding our accounting and other systems in connection with our performance and business practices with respect to our government contracts and subcontracts. U.S. government audits, inquiries, or investigations of the Company, whether related to the Company's U.S. government contracts or subcontracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including withholding of payments, suspension of payments, repayments, fines, or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting. Management believes it has recorded the appropriate provision for any audit, inquiry, or investigation of which it is aware. Management believes it has recorded the appropriate provision for the estimated losses that may be experienced from any such reductions and/or penalties. As of September 30, 2017 and March 31, 2017, the Company has recorded a liability of approximately $170.8 million and $175.7 million, respectively, for its current best estimate of amounts to be refunded to customers for potential adjustments from audits or reviews of contract costs incurred subsequent to fiscal year 2011, and for contracts not yet closed that are impacted by settlement of audits or reviews of contract costs incurred in prior fiscal years.
Litigation
The Company is involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, management does not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on the Company’s financial condition and results of operations. As of September 30, 2017 and March 31, 2017, there were no material amounts accrued in the condensed consolidated financial statements related to these proceedings.
Six former officers and stockholders who had departed the company prior to the acquisition of the Company by the Carlyle Group (the "Acquisition") have filed a total of nine suits in various jurisdictions, with original filing dates ranging from July 3, 2008 through December 15, 2009, against us and certain of our current and former directors and officers. Three of these suits were amended on July 2, 2010 and then further amended into one consolidated complaint on September 7, 2010. Another two of the original nine suits were consolidated into one complaint on September 24, 2014. Each of the suits arises out of the Acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the Acquisition. Some of the suits also allege that the Acquisition price paid to stockholders was insufficient. The various suits assert claims for breach of contract, tortious interference with contract, breach of fiduciary duty, civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations, violations of the ERISA, and/or securities and common law fraud. Three of these suits have been dismissed with all appeals exhausted. The two suits that were consolidated into one action on September 24, 2014 were settled on April 16, 2015. One of the remaining suits has been dismissed by the United States District Court for the Southern District of California and such dismissal was upheld by the United States Court of Appeals for the Ninth Circuit. The plaintiff in this suit subsequently filed a Petition for Writ of Certiorari to the United States Supreme Court, which was denied by the United States Supreme Court on January 9, 2017. The other three remaining suits that were previously consolidated on September 7, 2010 have been dismissed by the United States District Court for the Southern District of New York and were on appeal before the United States Court of Appeals for the Second Circuit. On December 15, 2016, hearings relating to the appeal were held before the United States Court of Appeals for the Second Circuit. On July 13, 2017, the United States Court of Appeals for the Second Circuit ruled on the case and affirmed the ruling of the United States District Court for the Southern District of New York, except for one plaintiff’s securities fraud claim. The United States Court of Appeals for the Second Circuit remanded the case to the United States District Court for the Southern District of New York to give the plaintiff leave to file another amended complaint to attempt to plead a securities fraud claim. As of September 30, 2017, the aggregate alleged damages that will be sought in the remaining suit is unknown. As of September 30, 2017, although the outcome of any of these cases is inherently uncertain and may be materially adverse, based on current information, management does not expect them to have a material adverse effect on our financial condition and results of operations.
On June 7, 2017, Booz Allen Hamilton Inc. was informed that the U.S. Department of Justice (DOJ) is conducting a civil and criminal investigation of the Company. In connection with the investigation, the DOJ has requested information from the Company relating to certain elements of the Company’s cost accounting and indirect cost charging practices with the U.S. government. Since learning of the investigation, the Company has engaged a law firm experienced in these matters to represent the Company in connection with this matter and respond to the government's requests. As is commonly the case with this type of matter, the Company has also been in contact with other regulatory agencies and bodies, including the Securities and Exchange Commission, which recently notified the Company that it is conducting an investigation that the Company believes relates to matters that are also the subject of the DOJ's investigation. The Company may receive additional regulatory or governmental inquiries related to the matters that are the subject of the DOJ's investigation. In accordance with the Company's practice, the company is cooperating with all relevant government parties. The total cost associated with these matters will depend on many factors, including the duration of these matters and any related findings. At this stage, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with these matters.
On June 19, 2017, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Eastern District of Virginia styled Langley v. Booz Allen Hamilton Holding Corp., No. 17-cv-00696 naming the Company, its Chief Executive Officer and its Chief Financial Officer as defendants purportedly on behalf of all purchasers of the Company’s securities from May 19, 2016 through June 15, 2017. On September 5, 2017, the court named two lead plaintiffs and on October 20, 2017, the lead plaintiffs filed a consolidated amended complaint. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, alleging misrepresentations or omissions by the Company purporting to relate to matters that are the subject of the DOJ investigation described above. The plaintiffs seek to recover from the Company and the individual defendants an unspecified amount of damages. The Company believes the suit lacks merit and intends to defend against the lawsuit. At this stage of the lawsuit, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with the lawsuit.
19. SUBSEQUENT EVENTS

On November 2, 2017, the Board of Directors approved an increase to our share repurchase authorization from $410.0 million to up to $610.0 million. As of November 2, 2017, taking into effect the increase in the share repurchase authorization, the Company may repurchase up to approximately $301.4 million of additional shares of common stock under its share repurchase program.

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
Overview
We are a leading provider of management and technology consulting, engineering, analytics, digital solutions, mission operations, and cyber expertise to U.S. and international governments, major corporations, and not-for-profit organizations. Our ability to deliver value to our clients has always been, and continues to be, a product of the strong character, deep expertise and tremendous passion of our people. Our talent base of approximately 24,200 employees endeavor to solve problems that matter by making clients' missions their own, combining decades of consulting and domain expertise with functional expertise in areas such as analytics, digital solutions, engineering, and cyber, all fostered by a culture of innovation that extends to all reaches of the company.

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

Financial and Other Highlights

During the second quarter of fiscal 2018, the Company generated year over year revenue growth driven by strong demand from clients, while increasing our headcount, growing backlog to record level, and delivering improved earnings.
Revenue increased 10.6% from the three months ended September 30, 2016 to the three months ended September 30, 2017 and increased 7.7% from the six months ended September 30, 2016 to the six months ended September 30, 2017 primarily driven by continued strength in client demand, which led to increased staff headcount, and therefore direct labor. Growth in revenue was also due to an increase in billable expenses over the prior year periods.
Operating income increased 7.5% to $126.5 million in the three months ended September 30, 2017 from $117.7 million in the three months ended September 30, 2016, while operating margin decreased to 8.2% from 8.4% in the comparable period. Operating income increased 7.7% to $266.0 million in the six months ended September 30, 2017 from $247.0 million in the six months ended September 30, 2016, while operating margin remained flat at 8.8% from comparable period. The increase in operating income was primarily driven by the same factors driving revenue as well as improved contract profitability across the enterprise. The growth in operating income was partially offset by increased spending in support of the business operations and onboarding and deployment of consulting staff headcount. The Company also incurred incremental legal costs during the second quarter of fiscal 2018 in response to the DOJ investigation, and expects to incur additional costs in the future. Based on the information currently available, the Company is not able to reasonably estimate the expected incremental legal costs associated with this investigation.

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

•
"Adjusted Operating Income" represents operating income before (i) adjustments related to the amortization of intangible assets resulting from the acquisition of our Company by The Carlyle Group (the "Acquisition") and (ii) transaction costs, fees and losses, including fees associated with debt prepayments. We prepare Adjusted Operating Income to eliminate the impact of items we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature.

•
"Adjusted EBITDA” represents net income before income taxes, net interest and other expense and depreciation and amortization and before certain other items, including transaction costs, fees and losses, including fees associated with debt prepayments.“Adjusted EBITDA Margin” is calculated as Adjusted EBITDA divided by revenue. The Company prepares Adjusted EBITDA and Adjusted EBITDA Margin to eliminate the impact of items it does not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary or non-recurring nature or because they result from an event of a similar nature.

•
"Adjusted Net Income" represents net income before: (i) adjustments related to the amortization of intangible assets resulting from the Acquisition, (ii) transaction costs, fees and losses, including fees associated with debt prepayments, and (iii) amortization or write-off of debt issuance costs and write-off of original issue discount, in each case net of the tax effect where appropriate calculated using an assumed effective tax rate. We prepare Adjusted Net Income to eliminate the impact of items, net of tax, we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature.

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

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except share and per share data)	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Revenue, Excluding Billable Expenses
Revenue	$1,542,085	$1,394,853	$3,035,655	$2,817,575
Billable expenses	483,556	409,991	935,220	842,256
Revenue, Excluding Billable Expenses	$1,058,529	$984,862	$2,100,435	$1,975,319
Adjusted Operating Income
Operating Income	$126,486	$117,661	$265,950	$246,962
Amortization of intangible assets (a)	—	987	—	2,113
Transaction expenses (b)	—	3,354	—	3,354
Adjusted Operating Income	$126,486	$122,002	$265,950	$252,429
EBITDA, Adjusted EBITDA & Adjusted EBITDA Margin
Net income	$70,913	$62,830	$150,453	$130,647
Income tax expense	35,178	34,917	77,116	80,464
Interest and other, net (c)	20,395	19,914	38,381	35,851
Depreciation and amortization	16,046	14,677	31,495	29,178
EBITDA	142,532	132,338	297,445	276,140
Transaction expenses (b)	—	3,354	—	3,354
Adjusted EBITDA	$142,532	$135,692	$297,445	$279,494
Revenue	$1,542,085	$1,394,853	$3,035,655	$2,817,575
Adjusted EBITDA Margin	9.2%	9.7%	9.8%	9.9%
Adjusted Net Income
Net income	$70,913	$62,830	$150,453	$130,647
Amortization of intangible assets (a)	—	987	—	2,113
Transaction expenses (b)	$—	$3,354	$—	$3,354
Amortization or write-off of debt issuance costs and write-off of original issue discount	663	6,278	1,321	7,567
Adjustments for tax effect (d)	(265)	(4,248)	(528)	(5,214)
Adjusted Net Income	$71,311	$69,201	$151,246	$138,467
Adjusted Diluted Earnings Per Share
Weighted-average number of diluted shares outstanding	148,887,497	150,200,454	149,376,875	149,914,416
Adjusted Net Income Per Diluted Share (e)	$0.48	$0.46	$1.01	$0.92
Free Cash Flow
Net cash provided by operating activities	$174,067	$205,436	$178,062	$217,083
Less: Purchases of property and equipment	(25,453)	(8,972)	(36,989)	(15,143)
Free Cash Flow	$148,614	$196,464	$141,073	$201,940

(a)	Reflects amortization of intangible assets resulting from the Acquisition for the three and six months ended September 30, 2016.

(b)	Reflects debt refinancing costs incurred in connection with the refinancing transaction consummated on July 13, 2016.

(c)	Reflects the combination of Interest expense and Other income (expense), net from the condensed consolidated statement of operations.

(d)	Reflects tax effect of adjustments at an assumed effective tax rate of 40%.

(e)
Excludes an adjustment of approximately $0.7 million and $1.3 million of net earnings for the three and six months ended September 30, 2017 and 2016, respectively, associated with the application of the two-class method for computing diluted earnings per share.

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
The table below presents the percentage of total revenue for each type of contract:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Cost-reimbursable (1)	52%	50%	51%	50%
Time-and-materials	25%	27%	25%	27%
Fixed-price (2)	23%	23%	24%	23%

(1)	Includes both cost-plus-fixed-fee and cost-plus-award-fee contracts.

(2)	Includes fixed-price level of effort contracts.
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

Our People
Revenue from our contracts is derived from services delivered by consulting staff and, to a lesser extent, from our subcontractors. Our ability to hire, retain, and deploy talent with skills appropriately aligned with client needs is critical to our ability to grow our revenue. We continuously evaluate whether our talent base is properly sized and appropriately compensated, and contains an optimal mix of skills to be cost competitive and meet the rapidly evolving needs of our clients. We seek to achieve that result through recruitment and management of capacity and compensation. As of September 30, 2017 and 2016, we employed approximately 24,200 and 22,800 people, respectively, of which approximately 21,800 and 20,500, respectively, were consulting staff.
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

Backlog does not include any task orders under IDIQ contracts, except to the extent that task orders have been awarded to us under those contracts.
The following table summarizes the value of our contract backlog at the respective dates presented:

	As of September 30,
	2017	2016
	(In millions)
Backlog:
Funded	$3,590	$3,332
Unfunded	3,861	3,297
Priced options	9,234	7,015
Total backlog	$16,685	$13,644
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
We view growth in total backlog and consulting staff headcount as the two key measures of our potential business growth. Growing and deploying consulting staff is the primary means by which we are able to achieve profitable revenue growth. To the extent that we are able to hire additional consulting staff and deploy them against funded backlog, we generally recognize increased revenue. Total backlog increased by 22.3% from September 30, 2016 to September 30, 2017. Additions to funded backlog during the twelve months ended September 30, 2017 totaled $6.2 billion in comparison to $5.6 billion for the comparable period, as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options. We report internally on our backlog on a monthly basis and review backlog upon occurrence of certain events to determine if any adjustments are necessary.
We cannot predict with any certainty the portion of our backlog that we expect to recognize as revenue in any future period and we cannot guarantee that we will recognize any revenue from our backlog. The primary risks that could affect our ability to recognize such revenue on a timely basis or at all are: program schedule changes, contract modifications, and our ability to assimilate and deploy new consulting staff against funded backlog; cost cutting initiatives and other efforts to reduce U.S. government spending, which could reduce or delay funding for orders for services; and delayed funding of our contracts due to delays in the completion of the U.S. government's budgeting process and the use of continuing resolutions by the U.S. government to fund its operations. The amount of our funded backlog is also subject to change, due to, among other factors:

changes in congressional appropriations that reflect changes in U.S. government policies or priorities resulting from various military, political, economic or international developments; changes in the use of U.S. government contracting vehicles; and the provisions therein used to procure our services and adjustments to the scope of services, or cancellation of contracts, by the U.S government at any time. In our recent experience, none of the following additional risks have had a material negative effect on our ability to realize revenue from our funded backlog: the unilateral right of the U.S government to cancel multi-year contracts and related orders or to terminate existing contracts for convenience or default: in the case of unfunded backlog, the potential that funding will not be made available; and, in the case of priced options, the risk that our clients will not exercise their options.
In addition, funded backlog includes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the funded backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a pre-determined expiration date such as the end of the U.S. government's fiscal year. The revenue value of orders included in funded backlog that has not been recognized as revenue due to period of performance expirations has not exceeded approximately 7.8% of funded backlog as of the end of any of the four fiscal quarters preceding the fiscal quarter ended September 30, 2017.
We expect to recognize revenue from a substantial portion of funded backlog as of September 30, 2017 within the next twelve months. However, given the uncertainties discussed above, as well as the risks described in "Item 1A.Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all.
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

•
General and Administrative Expenses. General and administrative expenses include indirect labor of executive management and corporate administrative functions, marketing and bid and proposal costs, legal expenses, and other discretionary spending.

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

Recent Accounting Pronouncements
See Note 2 to our accompanying condensed consolidated financial statements for information related to our adoption of new accounting standards and for information on our anticipated adoption of recently issued accounting standards.
Results of Operations
The following table sets forth items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Percent	Six Months Ended September 30,		Percent
	2017	2016	Change	2017	2016	Change
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
	(In thousands)			(In thousands)
Revenue	$1,542,085	$1,394,853	10.6%	$3,035,655	$2,817,575	7.7%
Operating costs and expenses:
Cost of revenue	700,909	658,068	6.5%	1,399,447	1,315,022	6.4%
Billable expenses	483,556	409,991	17.9%	935,220	842,256	11.0%
General and administrative expenses	215,088	194,456	10.6%	403,543	384,157	5.0%
Depreciation and amortization	16,046	14,677	9.3%	31,495	29,178	7.9%
Total operating costs and expenses	1,415,599	1,277,192	10.8%	2,769,705	2,570,613	7.7%
Operating income	126,486	117,661	7.5%	265,950	246,962	7.7%
Interest expense	(20,958)	(14,753)	42.1%	(39,705)	(32,581)	21.9%
Other income (expense), net	563	(5,161)	NM	1,324	(3,270)	NM
Income before income taxes	106,091	97,747	8.5%	227,569	211,111	7.8%
Income tax expense	35,178	34,917	0.7%	77,116	80,464	(4.2)%
Net income	$70,913	$62,830	12.9%	$150,453	$130,647	15.2%
NM - Not meaningful
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Revenue
Revenue increased to $1,542.1 million from $1,394.9 million or a 10.6% increase, primarily driven by continued strength in client demand, which led to increased client staff headcount and an associated increase in client staff labor to meet increased client demand over the prior year period, and an increase in spending as compared to the prior year period as the level of spending contributes to revenue recognized on cost reimbursable and fixed price contracts. Growth in revenue was also due to an increase in billable expenses over the prior year period.
Cost of Revenue
Cost of revenue increased to $700.9 million from $658.1 million, or a 6.5% increase. The increase was primarily due to increases in salaries and salary-related benefits of $42.1 million driven by increased headcount. Cost of revenue as a percentage of revenue was 45.5% and 47.2% for the three months ended September 30, 2017 and 2016, respectively.
Billable Expenses
Billable expenses increased to $483.6 million from $410.0 million, or a 17.9% increase, primarily attributable to an increase in the use of subcontractors in the current year driven by client demand. In addition, contracts which require the Company to incur direct expenses on behalf of clients have increased over the prior year period. Billable expenses as a percentage of revenue were 31.4% and 29.4% for the three months ended September 30, 2017 and 2016, respectively.
General and Administrative Expenses
General and administrative expenses increased to $215.1 million from $194.5 million, or an 10.6% increase, primarily due to increases in business expenses of $10.7 million and increases in salaries and salary-related benefits of $11.0 million, driven by an increase in headcount growth as well as annual base salary increases, partially offset by lower incentive compensation of $3.4 million. General and administrative expenses as a percentage of revenue was 13.9% for both the three months ended September 30, 2017 and 2016.

Depreciation and Amortization
Depreciation and amortization increased to $16.0 million from $14.7 million, or a 9.3% increase, primarily due to increases in intangible asset amortization related to the Company's acquisition of Aquilent in fiscal 2017, partially offset by a decrease in amortization of other amortizable intangible assets that fully amortized in fiscal 2017.
Interest Expense
Interest expense increased to $21.0 million from $14.8 million, or a 42.1% increase, primarily as a result of interest expense related to the issuance of the Senior Notes (as defined below) in April 2017.
Income Tax Expense
Income tax expense increased to $35.2 million from $34.9 million, or a 0.7% increase, primarily due to an increase in pretax income. The effective tax rate decreased from 35.7% to 33.2% primarily due to the recognition of excess tax benefits of $2.4 million being reflected in earnings as a reduction to income tax expense in the second quarter of fiscal 2018. This was driven by the Company's initial adoption of new accounting guidance whereby excess tax benefits on employee share-based payment awards are now recognized in earnings as a reduction to income tax expense instead of as an adjustment to additional paid-in-capital, as was the case historically. See Note 2 in our condensed consolidated financial statements in this Form 10-Q for additional information on how this accounting change could impact earnings in future periods.
Six Months Ended September 30, 2017 Compared to Six Months Ended September 30, 2016
Revenue
Revenue increased to $3,035.7 million from $2,817.6 million, or a 7.7% increase, primarily driven by continued strength in client demand, which led to increased staff headcount and direct client staff labor productivity over the prior year period, partially offset by a decrease in spending as compared to the prior year period as the level of spending contributes to revenue recognized on cost reimbursable and fixed price contracts. Growth in revenue was also due to an increase in billable expenses over the prior year period.
Cost of Revenue
Cost of revenue increased to $1,399.4 million from $1,315.0 million, or a 6.4% increase. The increase was primarily due to increases in salaries and salary-related benefits of $78.4 million driven by increased headcount. Cost of revenue as a percentage of revenue was 46.1% and 46.7% for the six months ended September 30, 2017 and 2016, respectively.
Billable Expenses
Billable expenses increased to $935.2 million from $842.3 million, or a 11.0% increase, primarily attributable to an increase in the use of subcontractors in the current year driven by client demand. In addition, contracts which require the Company to incur travel expenses on behalf of clients increased over the prior year period. Billable expenses as a percentage of revenue were 30.8% and 29.9% for the six months ended September 30, 2017 and 2016, respectively.
General and Administrative Expenses
General and administrative expenses increased to $403.5 million from $384.2 million, or a 5.0% increase, primarily due to increases in salaries and salary-related benefits of $17.0 million, driven by headcount growth as well as annual base salary increases, and increases in business expenses of $5.1 million, partially offset by lower incentive compensation of $5.8 million. General and administrative expenses as a percentage of revenue were 13.3% and 13.6% for the six months ended September 30, 2017 and 2016, respectively.
Depreciation and Amortization
Depreciation and amortization increased to $31.5 million from $29.2 million, or a 7.9% increase, primarily due to increases in intangible asset amortization related to the Company's acquisition of Aquilent in fiscal 2017, partially offset by a decrease in amortization of other amortizable intangible assets that fully amortized in fiscal 2017.
Interest Expense
Interest expense increased to $39.7 million from $32.6 million, or a 21.9% increase, primarily as a result of interest expense related to the issuance of the Senior Notes in April 2017.

Income Tax Expense
Income tax expense decreased to $77.1 million from $80.5 million, or a 4.2% decrease. The effective tax rate decreased from 38.1% to 33.9% primarily due to the recognition of excess tax benefits of $9.3 million being reflected in earnings in the first and second quarters of fiscal 2018. This was driven by the Company's initial adoption of new accounting guidance whereby excess tax benefits on employee share-based payment awards are now recognized in earnings as a reduction to income tax expense instead of as an adjustment to additional paid-in-capital, as was the case historically. See Note 2 in our condensed consolidated financial statements in this Form 10-Q for additional information on how this accounting change could impact earnings in future periods.

Liquidity and Indebtedness
The following table presents selected financial information as of September 30, 2017 and March 31, 2017 and for the first six months of fiscal 2018 and 2017:

	September 30, 2017	March 31, 2017
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$330,043	$217,417
Total debt	1,847,047	1,663,324

	Six Months Ended September 30,
	2017	2016
	(Unaudited)	(Unaudited)
	(In thousands)
Net cash provided by operating activities	$178,062	$217,083
Net cash used in investing activities	(37,193)	(15,344)
Net cash used in financing activities	(28,243)	(82,045)
Total increase in cash and cash equivalents	$112,626	$119,694
From time to time, we evaluate alternative uses for excess cash resources once our operating cash flow and required debt servicing needs have been met. Some of the possible uses of our remaining excess cash at any point in time may include funding strategic acquisitions, further investment in our business and returning value to shareholders through share repurchases, recurring dividends, and special dividends.
Historically, we have been able to generate sufficient cash to fund our operations, mandatory debt and interest payments, capital expenditures, and discretionary funding needs. However, due to fluctuations in cash flows, including as a result of the trends and developments described above under "—Factors and Trends Affecting Our Results of Operations" relating to U.S. government cost-cutting, reductions or delays in the U.S. government appropriations and spending process and other budgetary matters, it may be necessary from time-to-time in the future to borrow under our Secured Credit Facility to meet cash demands. While the timing and financial magnitude of these possible actions are currently indeterminable, we expect to be able to manage and adjust our capital structure to meet our liquidity needs. Our expected liquidity and capital structure may also be impacted by discretionary investments and acquisitions that we could pursue. We anticipate that cash provided by operating activities, existing cash and cash equivalents, and borrowing capacity under our revolving credit facility (the "Revolving Credit Facility") will be sufficient to meet our anticipated cash requirements for the next twelve months, which primarily include:

•	operating expenses, including salaries;

•	working capital requirements to fund the growth of our business;

•	capital expenditures which primarily relate to the purchase of computers, business systems, furniture and leasehold improvements to support our operations;

•	commitments and other discretionary investments;

•	debt service requirements for borrowings under our Secured Credit Facility and interest payments for the Senior Notes; and

•	cash taxes to be paid.

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
Accounts receivable is the principal component of our working capital and is generally driven by revenue growth with other short-term fluctuations related to the payment practices of our clients. Our accounts receivable reflect amounts billed to our clients as of each balance sheet date. Our clients generally pay our invoices within 30 days of the invoice date. At any month-end, we also include in accounts receivable the revenue that was recognized in the preceding month, which is generally billed early in the following month. Finally, we include in accounts receivable amounts related to revenue accrued in excess of amounts billed, primarily on our fixed-price and cost-reimbursable-plus-award-fee contracts. The total amount of our accounts receivable can vary significantly over time, but is generally sensitive to revenue levels. Total accounts receivable (billed and unbilled combined, net of allowance for doubtful accounts) days sales outstanding, or DSO, which we calculate by dividing total accounts receivable by revenue per day during the relevant fiscal quarter, was 65 as of September 30, 2017 and 60 as of March 31, 2017. DSO increased as a result of sustained revenue growth, the timing of billings associated with higher indirect spending compared to the prior year period and administrative delays in client collections.
Operating Cash Flow
Net cash from operations is primarily affected by the overall profitability of our contracts, our ability to invoice and collect cash from clients in a timely manner, and our ability to manage vendor payments. Continued uncertainty in global economic conditions may also affect our business as customers and suppliers may decide to downsize, defer, or cancel contracts, which could negatively affect the operating cash flows. Net cash provided by operations was $178.1 million in the six months ended September 30, 2017 compared to $217.1 million in the prior year period, or an 18.0% decrease. The decline from the prior year-to-date period was primarily the result of higher cash taxes paid during fiscal 2018. We continue to experience temporary payment delays at one of the Company’s customer payment centers, but are seeing improvements and expect such delays to be mitigated by the end of fiscal year 2018. While DSO of 65 is up three days from the prior year, it improved by four days over the first quarter, largely driven by continuing revenue growth over the preceding first quarter and timely conversions of such revenue to cash, as well as improvements in payment delays at the customer payment center.
Investing Cash Flow
Net cash used in investing activities was $37.2 million in the six months ended September 30, 2017 compared to $15.3 million in the prior year period, or a 142.4% increase. The increase in net cash used in investing activities was due to an increase in capital expenditures over the prior year primarily related to the timing of the leasehold improvements to update existing office space.
Financing Cash Flow
Net cash used in financing activities was $28.2 million in the six months ended September 30, 2017 compared to $82.0 million in the prior year period. The decrease in net cash used in financing activities was primarily due to net proceeds of $343.3 million received from the issuance of the Senior Notes, partially offset by a decrease in borrowings on the Revolving Credit Facility of $95.0 million as compared to the prior year period. In addition, during the first and second quarters of fiscal 2018, the Company repurchased a total of 4.5 million shares of Class A Common Stock in a series of open market transactions for $154 million, as compared to a total of 0.1 million shares repurchased for $2.3 million in the prior year periods. In addition, the Company paid $9.9 million during the first quarter of fiscal 2018 for shares repurchased during the fourth quarter of fiscal 2017 that had not settled by March 31, 2017.
Dividends and Share Repurchases
On November 6, 2017, the Company announced a regular quarterly cash dividend in the amount of $0.17 per share. The quarterly dividend is payable on November 30, 2017 to stockholders of record on November 14, 2017.

The following table summarizes the cash distributions recognized in the condensed consolidated statement of cash flows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Recurring dividends (1)	$25,454	$22,440	$50,866	$44,789
Dividend equivalents (2)	—	—	890	2,157
Total distributions	$25,454	$22,440	$51,756	$46,946
(1) Amounts represent recurring dividends of $0.17 per share and $0.15 per share that were declared and paid during the first and second quarters of fiscal 2018 and fiscal 2017, respectively.
(2) Dividend equivalents are distributions made to option holders equal to the previously declared special dividends.
On December 12, 2011, the Board of Directors authorized the repurchase of up to $30.0 million of shares. On January 27, 2015, the share repurchase authorization was increased to $180.0 million. On January 25, 2017, the Board of Directors approved an increase to share repurchase authorization from $180.0 million to $410.0 million. During fiscal 2018, the Company purchased 4.5 million shares of the Company's Class A Common Stock for an aggregate of $154.0 million. Following the aforementioned repurchases, as of September 30, 2017, the Company had $101.4 million remaining under the repurchase program.
On November 2, 2017, the Board of Directors approved an increase to our share repurchase authorization from $410.0 million to up to $610.0 million. As of November 2, 2017, taking into effect the increase in the share repurchase authorization, the Company may repurchase up to approximately $301.4 million of additional shares of common stock under its share repurchase program.
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
As of September 30, 2017, the Credit Agreement, as amended, provided the Company with a $1,123.9 million Term Loan A ("Term Loan A"), a $396.0 million Term Loan B ("Term Loan B" and, together with Term Loan A, the "Term Loans"), and a $500.0 million Revolving Credit Facility (and together with the Term Loans, the "Secured Credit Facility"), with a sub-limit for letters of credit of $100.0 million. As of September 30, 2017, the maturity date of Term Loan A and the termination date for the Revolving Credit Facility was June 30, 2021 and the maturity date of Term Loan B was June 30, 2023. Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement, as amended, are secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement, as amended, and related documentation. Subject to specified conditions, without the consent of the then-existing lenders (but subject to the receipt of commitments), the Term Loans or Revolving Credit Facility may be expanded (or a new term loan facility or revolving credit facility added to the existing facilities) by up to (i) $400 million plus (ii) the aggregate principal amount under which pro forma consolidated net secured leverage remains less than or equal to 3.50:1.00.
Booz Allen Hamilton occasionally borrows under our Revolving Credit Facility in anticipation of cash demands. During the first and second quarters of fiscal 2018, Booz Allen Hamilton accessed a total of $30.0 million of its $500.0 million Revolving Credit Facility. As of September 30, 2017, there were no amounts outstanding under the Revolving Credit Facility. As of March 31, 2017, there was $130.0 million outstanding on the Revolving Credit Facility.
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
We also have agreed to pay customary letter of credit and agency fees. As of September 30, 2017 and March 31, 2017, we were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that totaled $7.3 million and $8.6 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At September 30, 2017 and March 31, 2017, approximately $1.2 million and $1.7 million, respectively, of these instruments reduce the available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $10.0 million facility established in fiscal 2015 of which $3.9 million and $3.1 million, respectively, was available to us at September 30, 2017 and March 31, 2017. As of September 30, 2017, we had$498.8 million of capacity available for additional borrowings under the Revolving Credit Facility.
The Credit Agreement, as amended, contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants include limitations on the following, in each case subject to certain exceptions: (i) indebtedness and liens, (ii) mergers, consolidations or amalgamations, liquidations, wind-ups or dissolutions, and disposition of all or substantially all assets; (iii) dispositions of property; (iv) restricted payments; (v) investments; (vi) transactions with affiliates; (vii) sale and lease back transactions; (viii) change in fiscal periods; (ix) negative pledges; (x) restrictive agreements; (xi) line of business; and (xii) speculative hedging. In addition, we are required to meet certain financial covenants at each quarter end, namely Consolidated Net Total Leverage and Consolidated Net Interest Coverage Ratios. As of September 30, 2017, we were compliant with these covenants. The events of default include the following, in each case subject to certain exceptions: (a) failure to make required payments under the Secured Credit Facility; (b) material breaches of representations or warranties under the Secured Credit Facility; (c) failure to observe covenants or agreements under the Secured Credit Facility; (d) failure to pay or default under certain other material indebtedness; (e) bankruptcy or insolvency; (f) certain Employee Retirement Income Security Act, or ERISA events; (g) certain material judgments; (h) actual or asserted invalidity of the Guarantee and Collateral Agreements or the other security documents or failure of the guarantees or perfected liens thereunder; and (i) a change of control.
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
Borrowings under our term loans and, if used, our Revolving Credit Facility, incur interest at a variable rate. In accordance with our risk management strategy between April 6, 2017 and May 24, 2017, Booz Allen Hamilton executed a series of interest rate swaps. As of September 30, 2017, we had interest rate swaps with an aggregate notional amount of $450 million. These instruments hedge the variability of cash outflows for interest payments on the floating portion of our term loan debt. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense (See Note 9 in our condensed consolidated financial statements).

Capital Structure and Resources
Our stockholders’ equity amounted to $536.3 million as of September 30, 2017, a decrease of $37.3 million compared to stockholders’ equity of $573.6 million as of March 31, 2017. The decrease was primarily due to a $154.0 million increase in treasury stock resulting from the repurchase of shares of our Class A Common Stock and $50.9 million in recurring dividend payments during the six months ended September 30, 2017. These are partially offset by net income of $150.5 million in the six months ended September 30, 2017, stock-based compensation expense of $11.6 million, and stock option exercises of $6.3 million.

Off-Balance Sheet Arrangements
As of September 30, 2017, we did not have any material off-balance sheet arrangements.
Capital Expenditures
Since we do not own any of our facilities, our capital expenditure requirements primarily relate to the purchase of computers, business systems, furniture, and leasehold improvements to support our operations. Direct facility and equipment costs billed to clients are not treated as capital expenses. Our capital expenditures for the six months ended September 30, 2017 and 2016 were $37.0 million and $15.1 million, respectively, and the majority of such capital expenditures related to facilities infrastructure, equipment, and information technology. The increase in capital expenditures over the prior year primarily related to the timing of the leasehold improvements to update existing office space. Expenditures for facilities infrastructure and equipment are generally incurred to support new and existing programs across our business. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure.
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
As of September 30, 2017, we had interest rate swaps with an aggregate notional amount of $450 million. These derivative instruments hedge the variability of cash outflows for interest payments on our variable rate term loan debt and are recorded at fair value on our condensed consolidated balance sheet. As of September 30, 2017, a 25 basis point increase in the interest rates would increase the fair value of our interest rate swaps by approximately $2.6 million and a 25 basis point decrease in the interest rates would decrease the fair value of our interest rate swaps by approximately $4.7 million.
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
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of September 30, 2017 and March 31, 2017, there were no material amounts accrued in the condensed consolidated financial statements related to these proceedings.
Six former officers and stockholders who had departed the company prior to the Acquisition have filed a total of nine suits in various jurisdictions, with original filing dates ranging from July 3, 2008 through December 15, 2009, against us and certain of our current and former directors and officers. Three of these suits were amended on July 2, 2010 and then further amended into one consolidated complaint on September 7, 2010. Another two of the original nine suits were consolidated into one complaint on September 24, 2014. Each of the suits arises out of the Acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the Acquisition. Some of the suits also allege that the acquisition price paid to stockholders was insufficient. The various suits assert claims for breach of contract, tortious interference with contract, breach of fiduciary duty, civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations, violations of the Employee Retirement Income Security Act, or ERISA, and/or securities and common law fraud. Three of these suits have been dismissed with all appeals exhausted. The two suits that were consolidated into one action on September 24, 2014 were settled on April 16, 2015. One of the remaining suits has been dismissed by the United States District Court for the Southern District of California and such dismissal was upheld by the United States Court of Appeals for the Ninth Circuit. The plaintiff in this suit subsequently filed a Petition for Writ of Certiorari to the United States Supreme Court, which was denied by the United States Supreme Court on January 9, 2017. The other three remaining suits that were previously consolidated on September 7, 2010 have been dismissed by the United States District Court for the Southern District of New York and were on appeal before the United States Court of Appeals for the Second Circuit. On December 15, 2016, hearings relating to the appeal were held before the United States Court of Appeals for the Second Circuit. On July 13, 2017, the United States Court of Appeals for the Second Circuit ruled on the case and affirmed the ruling of the United States District Court for the Southern District of New York, except for one plaintiff’s securities fraud claim. The United States Court of Appeals for the Second Circuit remanded the case to the United States District Court for the Southern District of New York to give the plaintiff leave to file another amended complaint to attempt to plead a securities fraud claim. As of September 30, 2017, the aggregate alleged damages that will be sought in the remaining suit is unknown. As of September 30, 2017, although the outcome of any of these cases is inherently uncertain and may be materially adverse, based on current information, we do not expect them to have a material adverse effect on our financial condition and results of operations.
On June 7, 2017, Booz Allen Hamilton Inc. was informed that the U.S. Department of Justice (DOJ) is conducting a civil and criminal investigation of the Company. In connection with the investigation, the DOJ has requested information from the Company relating to certain elements of the Company’s cost accounting and indirect cost charging practices with the U.S. government. Since learning of the investigation, the Company has engaged a law firm experienced in these matters to represent the Company in connection with this matter and respond to the government's requests. As is commonly the case with this type of matter, the Company has also been in contact with other regulatory agencies and bodies, including the Securities and Exchange Commission, which recently notified the Company that it is conducting an investigation that the Company believes relates to matters that are also the subject of the DOJ's investigation. The Company may receive additional regulatory or governmental inquiries related to the matters that are the subject of the DOJ's investigation. In accordance with the Company's practice, the company is cooperating with all relevant government parties. The total cost associated with these matters will depend on many factors, including the duration of these matters and any related findings. At this stage, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with these matters.
On June 19, 2017, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Eastern District of Virginia styled Langley v. Booz Allen Hamilton Holding Corp., No. 17-cv-00696

naming the Company, its Chief Executive Officer and its Chief Financial Officer as defendants purportedly on behalf of all purchasers of the Company’s securities from May 19, 2016 through June 15, 2017. On September 5, 2017, the court named two lead plaintiffs and on October 20, 2017, the lead plaintiffs filed a consolidated amended complaint. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, alleging misrepresentations or omissions by the Company purporting to relate to matters that are the subject of the DOJ investigation described above. The plaintiffs seek to recover from the Company and the individual defendants an unspecified amount of damages. The Company believes the suit lacks merit and intends to defend against the lawsuit. At this stage of the lawsuit, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with the lawsuit.

Item 1A.	Risk Factors
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 filed with the Securities and Exchange Commission on May 22, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table shows the share repurchase activity during the three months ended September 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2017	—	—	—	$221,397,498
August 2017	1,779,465	$33.72	59,999,967	$161,397,531
September 2017	1,729,269	$34.70	59,999,994	$101,397,537
Total	3,508,734		119,999,961

(1)
On December 12, 2011, the Board of Directors approved a $30.0 million share repurchase program. On January 27, 2015, the Board of Directors approved an increase to our share repurchase authorization from $30.0 million to up to $180.0 million. On January 25, 2017, the Board of Directors approved an increase to our share repurchase authorization from $180.0 million to up to $410.0 million. On November 2, 2017, the Board of Directors approved an increase to our share repurchase authorization from $410.0 million to up to $610.0 million. As of November 2, 2017, taking into effect the increase in the share repurchase authorization, the Company may repurchase up to approximately $301.4 million of additional shares of common stock under its share repurchase program. A special committee of the Board of Directors was appointed to evaluate market conditions and other relevant factors and initiate repurchases under the program from time to time. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. See Note 14 to our unaudited condensed consolidated financial statements in this Form 10-Q for further information about the share repurchase program.

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

101
The following materials from Booz Allen Hamilton Holding Corporation’s Quarterly Report on Form 10-Q for the six months ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2017 and March 31, 2017; (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2017 and 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2017 and 2016; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2017 and 2016; and (v) Notes to Condensed Consolidated Financial Statements.

___________________________________

*	Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Booz Allen Hamilton Holding Corporation
Registrant

Date: November 6, 2017	By:	/s/ Lloyd W. Howell, Jr.
Lloyd W. Howell, Jr. Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)