Form 10-Q
period 2017-12-31
Booz Allen Hamilton Holding Corp
filed 2018-02-05
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
 ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of January 31, 2018
Class A Common Stock	145,062,716
Class B Non-Voting Common Stock	—
Class C Restricted Common Stock	—
Class E Special Voting Common Stock	—

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2017	March 31, 2017
	(Unaudited)
	(Amounts in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$289,495	$217,417
Accounts receivable, net of allowance	1,045,300	991,810
Prepaid expenses and other current assets	90,365	85,253
Total current assets	1,425,160	1,294,480
Property and equipment, net of accumulated depreciation	166,498	139,167
Intangible assets, net of accumulated amortization	265,612	271,880
Goodwill	1,580,929	1,571,190
Other long-term assets	101,097	96,388
Total assets	$3,539,296	$3,373,105
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$63,150	$193,150
Accounts payable and other accrued expenses	487,253	504,117
Accrued compensation and benefits	276,151	263,816
Other current liabilities	129,258	140,318
Total current liabilities	955,812	1,101,401
Long-term debt, net of current portion	1,769,165	1,470,174
Other long-term liabilities	250,041	227,939
Total liabilities	2,975,018	2,799,514
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock, Class A — $0.01 par value — authorized, 600,000,000 shares; issued, 157,519,640 shares at December 31, 2017 and 155,901,485 shares at March 31, 2017; outstanding, 145,053,009 shares at December 31, 2017 and 148,887,708 shares at March 31, 2017	1,575	1,559
Treasury stock, at cost — 12,466,631 shares at December 31, 2017 and 7,013,777 shares at March 31, 2017	(381,003)	(191,900)
Additional paid-in capital	335,698	302,907
Retained earnings	622,580	478,102
Accumulated other comprehensive loss	(14,572)	(17,077)
Total stockholders’ equity	564,278	573,591
Total liabilities and stockholders’ equity	$3,539,296	$3,373,105
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
	(Amounts in thousands, except per share data)		(Amounts in thousands, except per share data)
Revenue	$1,499,914	$1,404,638	$4,535,569	$4,222,213
Operating costs and expenses:
Cost of revenue	712,255	652,236	2,111,702	1,967,258
Billable expenses	443,015	428,685	1,378,235	1,270,941
General and administrative expenses	209,856	201,183	613,399	585,340
Depreciation and amortization	16,701	14,410	48,196	43,588
Total operating costs and expenses	1,381,827	1,296,514	4,151,532	3,867,127
Operating income	118,087	108,124	384,037	355,086
Interest expense	(20,604)	(14,176)	(60,309)	(46,757)
Other income (expense), net	530	(1,333)	1,854	(4,603)
Income before income taxes	98,013	92,615	325,582	303,726
Income tax expense	28,240	37,025	105,356	117,489
Net income	$69,773	$55,590	$220,226	$186,237
Earnings per common share (Note 3):
Basic	$0.48	$0.37	$1.49	$1.25
Diluted	$0.47	$0.37	$1.47	$1.23
Dividends declared per share	$0.17	$0.15	$0.51	$0.45

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
	(Amounts in thousands)		(Amounts in thousands)
Net income	$69,773	$55,590	$220,226	$186,237
Other comprehensive income, net of tax:
Unrealized gain on derivatives designated as cash flow hedges	2,052	—	1,418	—
Change in postretirement plan costs	363	481	1,087	1,395
Total other comprehensive income, net of tax	2,415	481	2,505	1,395
Comprehensive income	$72,188	$56,071	$222,731	$187,632

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended December 31,
	2017	2016
	(Amounts in thousands)
Cash flows from operating activities
Net income	$220,226	$186,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,196	43,588
Stock-based compensation expense	16,797	16,034
Excess tax benefits from stock-based compensation	(10,250)	(15,560)
Amortization of debt issuance costs and loss on extinguishment	4,003	13,459
Losses on dispositions	—	120
Changes in assets and liabilities:
Accounts receivable	(50,713)	(10,204)
Prepaid expenses and other current assets	7,310	28,972
Other long-term assets	(3,435)	(2,945)
Accrued compensation and benefits	12,016	17,961
Accounts payable and other accrued expenses	(18,886)	(28,238)
Accrued interest	4,130	715
Other current liabilities	(5,663)	18,082
Other long-term liabilities	23,189	14,821
Net cash provided by operating activities	246,920	283,042
Cash flows from investing activities
Purchases of property and equipment	(63,067)	(30,554)
Payments for business acquisitions, net of cash acquired	(19,113)	(851)
Insurance proceeds received for damage to equipment	810	650
Net cash used in investing activities	(81,370)	(30,755)
Cash flows from financing activities
Proceeds from issuance of common stock	6,322	4,570
Stock option exercises	9,925	12,478
Excess tax benefits from stock-based compensation	—	15,560
Repurchases of common stock	(199,010)	(6,855)
Cash dividends paid	(75,748)	(67,311)
Dividend equivalents paid to option holders	(890)	(2,157)
Repayment of debt	(262,363)	(676,750)
Proceeds from debt issuance	428,292	630,273
Net cash used in financing activities	(93,472)	(90,192)
Net increase in cash and cash equivalents	72,078	162,095
Cash and cash equivalents––beginning of period	217,417	187,529
Cash and cash equivalents––end of period	$289,495	$349,624
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$48,044	$37,288
Income taxes	$114,782	$66,536
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
1. BUSINESS OVERVIEW
Organization
Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or Holding, the Company or we, us, and our, was incorporated in Delaware in May 2008. The Company provides management and technology consulting, engineering, analytics, digital solutions, mission operations, and cyber expertise to U.S. and international governments, major corporations, and not-for-profit organizations. The Company reports operating results and financial data in one reportable segment. The Company is headquartered in McLean, Virginia, with approximately 24,700 employees as of December 31, 2017.
2. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, or SEC, and should be read in conjunction with the information contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2017. The interim period unaudited condensed consolidated financial statements are presented as described below. Certain information and disclosures normally required for annual financial statements have been condensed or omitted pursuant to GAAP and SEC rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation of the results of the interim period presented have been included. The Company’s fiscal year ends on March 31 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31. The results of operations for the nine months ended December 31, 2017 are not necessarily indicative of results to be expected for the full fiscal year.
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
Recent Accounting Pronouncements
On December 22, 2017, the Staff of the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, or SAB 118, which addresses situations where the accounting under Financial Accounting Standards Board, or the FASB, Accounting Standards Codification No. 740, Income Taxes, or ASC 740 is incomplete for certain income tax effects of Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act, or the 2017 Tax Act, by the time an entity issues its financial statements for the fiscal period that includes the date the 2017 Tax Act was enacted.
Under ASC 740, entities are required to adjust current and deferred tax liabilities and assets for the effects of changes in tax laws or rates at their date of enactment. However, pursuant to SAB 118, if an entity does not have the necessary information available, prepared, or analyzed for certain income tax effects of the 2017 Tax Act at the time an entity's financial statements are issued, an entity shall apply ASC 740 based on the provisions of the tax laws that were in effect immediately prior to the enactment of the 2017 Tax Act. If the accounting for certain income tax effects of the 2017 Tax Act is incomplete, but an entity can determine a reasonable estimate for those effects, an entity can record provisional amounts during a measurement period, which ends on the earlier of when an entity has obtained, prepared, and analyzed the information necessary to complete the accounting requirements of ASC 740 and December 22, 2018.
As discussed further in Note 10, the Company is a fiscal year-end taxpayer and is required to use a blended statutory federal tax rate, inclusive of the federal rate change enacted on December 22, 2017, to compute its effective tax rate for the third quarter of fiscal 2018. These effects contributed to an overall decrease in the Company's effective tax rate. Based on ASC 740, comparative prior period amounts were not adjusted for the rate change effects of the 2017 Tax Act.
Further, for the third quarter of fiscal 2018, the Company did not report provisional amounts for deferred tax items, in part, because the 2017 Tax Act prompted the Company to consider a tax accounting method change under U.S. tax law associated with unbilled receivables. Moreover, as the 2017 Tax Act provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended, including implementing a territorial tax system, accelerating business asset expense, and changing or limiting certain tax deductions, such changes give rise to significant complexity to the scheduling of the reversal of other deductible and taxable temporary differences. There is judgment in scheduling each temporary difference, including but not limited to, the pattern and timing of the reversal of temporary differences, the magnitude of temporary differences, and the level of taxable income expected to be generated by future operations. Accordingly, the effects of the 2017 Tax Act could be material to the Company's fiscal year end 2018 consolidated financial statements, including a potential, one-time, non-cash expense or benefit in the fourth quarter of fiscal 2018 arising from the analysis and remeasurement of the Company's deferred tax assets and liabilities.
In August 2017, the FASB, issued Accounting Standards Update, or ASU, 2017-12, Targeted Improvements to Accounting for Hedging Activities. This guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires, for qualifying hedges, the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. Additionally, the guidance also expands an entity's ability to apply hedge accounting for nonfinancial and financial risk components, simplifies the hedge documentation and hedge effectiveness assessment requirements, and modifies certain disclosure requirements. ASU 2017-12 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
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
In March 2016, the FASB issued ASU, 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment award transactions related to accounting for income taxes, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification of employee taxes paid on the statements of cash flows when an employer withholds shares for tax-withholding purposes. The Company adopted ASU 2016-09 in the first quarter of fiscal 2018. Certain of the simplification provisions were not applicable to the Company. The Company will continue its existing practice of estimating the number of forfeitures that are expected to occur rather than account for forfeitures when they occur as permitted under the new guidance.
The primary impacts of adopting ASU 2016-09 were those related to excess tax benefits and tax deficiencies. The new guidance requires that such amounts be recognized as income tax expense or benefit in the statement of operations, which could result in fluctuations in the Company's effective tax rate period over period depending on how many awards vest, or options are exercised, in a quarter. The guidance also requires that the cash flows associated with these transactions be presented with other income tax related cash flows in the operating activities section of the statement of cash flows. The Company recognized excess tax benefits, inclusive of the impact of the 2017 Tax Act, of $1.0 million and $10.3 million during the three and nine months ended December 31, 2017, respectively, as a reduction to income tax expense in the condensed consolidated statement of operations. As discussed further in Note 10, the effect of adopting ASU 2016-09 resulted in a decrease in the Company's current period effective tax rate. As permitted, the Company adopted the guidance related to the presentation of excess tax benefits in the condensed consolidated statement of cash flows on a prospective basis. Prior period amounts were not adjusted.
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
A dedicated implementation team continues to make progress toward adopting and implementing the new standard. During the third quarter of fiscal 2018, the Company made substantial progress toward its overall assessment of Topic 606. The Company's comprehensive assessment has currently identified the following key findings:

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

•
The Company has determined that in its federal government contract portfolio, there are certain periods of performance option exercises that will be evaluated as separate performance obligations or new arrangements for accounting purposes due to their distinct nature. For example, these situations may arise when options to renew the period of performance are not exercised within a relatively short period after execution of the base contract are thus evaluated to be separate and unrelated purchasing decisions by the customer, or when an option exercise is not the continuation of an integrated service, finished deliverable, or a single combined output.

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

While the Company is continuing to refine its process for quantifying the financial statement impacts associated with the full retrospective method, we do not expect the impact of adopting Topic 606 to be material to the Company's condensed consolidated financial statements. The Company anticipates disclosing those impacts and its final assessment of materiality in conjunction with reporting its results for the fourth quarter of fiscal 2018. The Company will continue to evaluate the impact of Topic 606 and changes thereto on its accounting policies, internal controls (including the adoption of implementation-period controls), and business processes through the date of adoption.
Other accounting and reporting pronouncements issued after December 31, 2017 are not expected to have a material impact on the Company's condensed consolidated financial statements.

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
The Company currently has outstanding shares of Class A Common Stock. Unvested Class A Restricted Common Stock holders are entitled to participate in non-forfeitable dividends or other distributions. These unvested restricted shares participated in the Company's dividends declared and were paid in the first, second, and third quarters of fiscal 2018 and 2017. As such, EPS is calculated using the two-class method whereby earnings are reduced by distributed earnings as well as any available undistributed earnings allocable to holders of unvested restricted shares. A reconciliation of the income used to compute basic and diluted EPS for the periods presented are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Earnings for basic computations (1)	$69,148	$54,978	$218,300	$184,245
Weighted-average common shares outstanding for basic computations	144,942,367	148,679,393	146,580,891	147,973,044
Earnings for diluted computations (1)	$69,152	$54,983	$218,316	$184,264
Dilutive stock options and restricted stock	1,628,250	1,927,866	1,866,357	2,170,807
Weighted-average common shares outstanding for diluted computations	146,570,617	150,607,259	148,447,248	150,143,851
Earnings per common share
Basic	$0.48	$0.37	$1.49	$1.25
Diluted	$0.47	$0.37	$1.47	$1.23
(1) During the three months ended December 31, 2017 and 2016, approximately 1.3 million and 1.7 million participating securities, respectively, were paid dividends totaling $0.2 million in each period. During the nine months ended December 31, 2017 and 2016, approximately 1.3 million and 1.7 million participating securities, respectively, were paid dividends totaling $0.6 million and $0.7 million, respectively. For the three and nine months ended December 31, 2017, there were undistributed earnings of $0.4 million and $1.3 million, respectively, allocated to the participating class of securities in both basic and diluted EPS. For the three and nine months ended December 31, 2016, there were undistributed earnings of $0.4 million and $1.3 million, respectively, allocated to the participating class of securities in both basic and diluted EPS. The allocated undistributed earnings and the dividends paid comprise the difference between net income presented on the condensed consolidated statements of operations and earnings for basic and diluted computations for the three and nine months ended December 31, 2017 and 2016.
The EPS calculation for the three and nine months ended December 31, 2017 excludes 0.4 million and 0.3 million options, respectively, as their impact was anti-dilutive. The EPS calculation for the three and nine months ended December 31, 2016 excludes 0.04 million anti-dilutive options, as their impact was anti-dilutive.
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
The Company recorded the assets acquired and liabilities assumed at their acquisition date fair value, with the difference between the fair value of the net assets acquired and the acquisition consideration reflected as goodwill. The following table represents the final allocation of fair value of assets acquired and liabilities assumed:

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
There were no material acquisitions during the third quarter of fiscal 2018 or through the subsequent period to the issuance of the current financial statements.

5. ACCOUNTS RECEIVABLE, NET OF ALLOWANCE
Accounts receivable, net of allowance consisted of the following:

	December 31, 2017	March 31, 2017
Current
Accounts receivable–billed	$427,277	$340,716
Accounts receivable–unbilled	619,405	651,094
Allowance for doubtful accounts	(1,382)	—
Accounts receivable, net of allowance	1,045,300	991,810
Long-term
Accounts receivable–unbilled	59,367	59,913
Total accounts receivable, net	$1,104,667	$1,051,723
Unbilled amounts represent revenues for which billings have not been presented to customers at quarter-end or year-end. These amounts are usually billed and collected within one year. Long-term unbilled receivables not anticipated to be billed and collected within one year, which are primarily related to retainage, holdbacks, and long-term rate settlements to be billed at contract closeout, are included in other long-term assets in the accompanying condensed consolidated balance sheets. The Company recognized a (benefit) provision for doubtful accounts (including certain unbilled reserves) of $(0.2) million and $(0.1) million for the three months ended December 31, 2017 and 2016, respectively, and $2.9 million and $0.7 million for the nine months ended December 31, 2017 and 2016, respectively.
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
6. ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES
Accounts payable and other accrued expenses consisted of the following:

	December 31, 2017	March 31, 2017
Vendor payables	$256,905	$268,630
Accrued expenses	230,348	235,487
Total accounts payable and other accrued expenses	$487,253	$504,117
Accrued expenses consisted primarily of the Company’s reserve related to potential cost disallowance in conjunction with government audits. Refer to Note 18 for further discussion of this reserve.
7. ACCRUED COMPENSATION AND BENEFITS
Accrued compensation and benefits consisted of the following:

	December 31, 2017	March 31, 2017
Bonus	$60,470	$77,765
Retirement	77,926	31,879
Vacation	112,638	124,486
Other	25,117	29,686
Total accrued compensation and benefits	$276,151	$263,816

8. DEBT
Debt consisted of the following:

	December 31, 2017		March 31, 2017
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Term Loan A	3.57%	$1,109,063	2.98%	$1,153,425
Term Loan B	3.68%	395,000	3.08%	398,000
Revolving Credit Facility (ABR)	—%	—	5.00%	80,000
Revolving Credit Facility (LIBOR)	—%	—	2.98%	50,000
Senior Notes	5.13%	350,000	—%	—
Less: Unamortized debt issuance costs and discount on debt		(21,748)		(18,101)
Total		1,832,315		1,663,324
Less: Current portion of long-term debt		(63,150)		(193,150)
Long-term debt, net of current portion		$1,769,165		$1,470,174
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
As of December 31, 2017, the Credit Agreement, as amended, provided the Company with a $1,109.1 million Term Loan A ("Term Loan A"), a $395.0 million Term Loan B ("Term Loan B" and, together with Term Loan A, the "Term Loans"), and a $500.0 million revolving credit facility (the “Revolving Credit Facility", and together with the Term Loans, the "Secured Credit Facility”), with a sublimit for letters of credit of $100.0 million. As of December 31, 2017, the maturity date of Term Loan A and the termination date for the Revolving Credit Facility was June 30, 2021 and the maturity date of Term Loan B was June 30, 2023. Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement, as amended, are secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor, and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement, as amended, and related documentation. Subject to specified conditions, without the consent of the then-existing lenders (but subject to the receipt of commitments), the Term Loans or Revolving Credit Facility may be expanded (or a new term loan facility or revolving credit facility added to the existing facilities) by up to (i) $400 million plus (ii) the aggregate principal amount under which pro forma consolidated net secured leverage remains less than or equal to 3.50:1.00.
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
Booz Allen Hamilton occasionally borrows under the Revolving Credit Facility in anticipation of cash demands. During the first, second and third quarters of fiscal 2018, Booz Allen Hamilton accessed a total of $85.0 million of the $500.0 million Revolving Credit Facility. As of December 31, 2017, there were no amounts outstanding under the Revolving Credit Facility. As of March 31, 2017, there was $130.0 million outstanding under the Revolving Credit Facility.

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
As of December 31, 2017 and March 31, 2017, Booz Allen Hamilton was in compliance with all financial covenants associated with its debt and debt-like instruments.
Interest on debt and debt-like instruments consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Term Loan A Interest Expense	$9,198	$7,585	$27,369	$20,344
Term Loan B Interest Expense	3,493	3,386	10,284	15,349
Interest on Revolving Credit Facility	43	—	242	303
Senior Notes Interest Expense	4,485	—	12,258	—
Deferred Payment Obligation Interest (1)	2,000	2,000	6,022	6,007
Amortization of Debt Issuance Cost (DIC) and Original Issue Discount (OID) (2)	1,370	1,188	4,003	4,584
Other	15	17	131	170
Total Interest Expense	$20,604	$14,176	$60,309	$46,757
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

9. DERIVATIVES
The Company utilizes derivative financial instruments to manage interest rate risk related to its variable rate term loans. The Company’s objectives in using these interest rate derivatives, which were designated as cash flow hedges, are to manage its exposure to interest rate movements and reduce volatility to interest expense. During the first quarter of fiscal 2018, the Company entered into several forward starting floating-to-fixed interest rate swap agreements with multiple financial institutions with a start date of April 30, 2018. The aggregate notional amount of these interest rate swap agreements was $450 million as of December 31, 2017. The swaps have staggered maturities, ranging from June 30, 2021 to June 30, 2022. These swaps mature within the last tranche of the Company's floating rate debt (June 30, 2023).
The floating-to-fixed interest rate swaps involve the exchange of variable interest amounts from a counterparty for the Company making fixed-rate interest payments over the life of the agreements without exchange of the underlying notional amount and effectively converting a portion of the variable rate debt into fixed interest rate debt.
Derivative instruments are recorded in the condensed consolidated balance sheet at estimated fair value. As of December 31, 2017, $2.7 million and $0.4 million were classified as other long term assets and other current liabilities, respectively, on the condensed consolidated balance sheet. For interest rate swaps designated as cash flow hedges, the effective portion of changes in the fair value of derivatives is recorded in Accumulated Other Comprehensive Income, or AOCI, net of taxes, and is subsequently reclassified into interest expense in the period that the hedged forecasted interest payments are made on the Company's variable-rate debt. For the three and nine months ended December 31, 2017, a $2.1 million and $1.4 million gain have been recognized in AOCI, respectively, and there were no amounts reclassified into interest expense. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. As of the three and nine months ended December 31, 2017, there was no ineffectiveness recognized in earnings.
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

10. INCOME TAXES
On December 22, 2017, the Tax Act was enacted into law. The 2017 Tax Act provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended, including lowering the federal corporate tax rate, implementing a territorial tax system, accelerating business asset expensing, and changing or limiting certain tax deductions.
ASC 740 requires the Company to recognize the effect of the 2017 Tax Act on the date of enactment. The 2017 Tax Act reduces the federal corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. The tax rate change is administratively effective at the beginning of the Company's 2018 fiscal year using a blended statutory federal rate for the fiscal period based on the number of days in the periods before and after the effective date of the change. The lower 21% tax rate will be the federal statutory rate used for fiscal periods thereafter. The Company's blended statutory tax rate for the nine months ended December 31, 2017 was 31.5%. The lower federal corporate tax rate will also require the Company to remeasure its deferred tax assets and liabilities as well as reassess the realizability of those deferred items.
The Company’s effective income tax rates were 28.8% and 32.4% for the three and nine months ended December 31, 2017, respectively, as compared to 40.0% and 38.7% for the three and nine months ended December 31, 2016, respectively. The effective tax rates for the three and nine months ended December 31, 2017 include the effects of the statutory federal rate provisions of the 2017 Tax Act and exclude any provisional amounts for deferred tax items. As noted in Note 2, the 2017 Tax Act prompted the Company to consider a tax accounting method change under U.S. tax law associated with unbilled receivables. Moreover, as elaborated in Note 2, the 2017 Tax Act provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended, and such changes give rise to significant complexity to the scheduling of the reversal of other deductible and taxable temporary differences. The Company expects to reflect the provisional impact of the 2017 Tax Act on changes to deferred tax items in the fourth quarter of fiscal 2018.
The decrease in the effective tax rates as compared to the same periods last fiscal year was primarily due to the tax rate benefit of the 2017 Tax Act and the Company's adoption of ASU 2016-09 in the first quarter of fiscal 2018 as discussed in Note 2. The three and nine months effective tax rates of 28.8% and 32.4% differ from the federal statutory rate of 31.5% primarily due to the inclusion of state income taxes and permanent rate differences, partially offset by discrete tax items.

The Company is currently contesting tax assessments from the District of Columbia Office of Tax and Revenue for fiscal years 2013 through 2015 at various stages of applicable administrative and judicial processes, with a combined amount at issue of approximately $10.8 million, net of associated tax benefits. The Company has taken similar tax positions with respect to subsequent fiscal years. As of December 31, 2017, the Company does not maintain reserves for any uncertain tax positions related to the contested tax benefits and does not believe the resolution of these matters will have a material adverse effect on its results of operations, cash flows or financial condition.

11. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	December 31, 2017	March 31, 2017
Deferred rent	$82,459	$63,854
Postretirement benefit obligations	127,193	123,492
Other (1)	40,389	40,593
Total other long-term liabilities	$250,041	$227,939

(1) Balances at December 31, 2017 and March 31, 2017 include the Company's long-term disability obligation of $22.5 million as well as contingent consideration of $3.6 million related to the Company's acquisition as discussed in Note 4.

12. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company sponsors the Employees’ Capital Accumulation Plan, or ECAP, which is a qualified defined contribution plan that covers eligible U.S. and international employees. ECAP provides for distributions, subject to certain vesting provisions, to participants by reason of retirement, death, disability, or termination of employment. Effective April 1, 2014, the Company transitioned from a discretionary employer contribution to an annual matching contribution of up to 6% of eligible annual income as determined by the Code for the ECAP. Total expense recognized under ECAP was $30.8 million and $28.1 million for the three months ended December 31, 2017 and 2016, respectively, and $92.7 million and $84.8 million for the nine months ended December 31, 2017 and 2016, respectively. The Company-paid contributions were $15.4 million and $13.7 million for the three months ended December 31, 2017 and 2016, respectively, and $46.5 million and $44.5 million for the nine months ended December 31, 2017 and 2016, respectively.
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
The components of net postretirement medical expense for the Officer Medical Plan were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Service cost	$1,116	$1,213	$3,348	$3,638
Interest cost	1,252	1,196	3,756	3,587
Net actuarial loss	568	762	1,703	2,287
Total postretirement medical expense	$2,936	$3,171	$8,807	$9,512

As of December 31, 2017 and March 31, 2017, the unfunded status of the post-retirement medical plan was $122.6 million and $118.1 million, respectively, which is included in other long-term liabilities in the accompanying condensed consolidated balance sheets.
13. ACCUMULATED OTHER COMPREHENSIVE LOSS
All amounts recorded in other comprehensive loss are related to the Company's post-retirement plans and interest rate swaps designated as cash flow hedges. The following table shows the changes in accumulated other comprehensive income (loss), net of tax:

	Three Months Ended December 31, 2017			Nine Months Ended December 31, 2017
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of period	$(16,353)	$(634)	$(16,987)	$(17,077)	$—	$(17,077)
Other comprehensive income (loss) before reclassifications (1)	—	2,052	2,052	—	1,418	1,418
Amounts reclassified from accumulated other comprehensive loss	363	—	363	1,087	—	1,087
Net current-period other comprehensive income (loss)	363	2,052	2,415	1,087	1,418	2,505
End of period	$(15,990)	$1,418	$(14,572)	$(15,990)	$1,418	$(14,572)
(1) Changes in other comprehensive income (loss) before reclassification for derivatives designated as cash flow hedges are recorded net of tax expenses of $1.3 million and $0.9 million for three and nine months ended December 31, 2017, respectively.

	Three Months Ended December 31, 2016			Nine Months Ended December 31, 2016
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of period	$(18,699)	$—	$(18,699)	$(19,613)	$—	$(19,613)
Other comprehensive income (loss) before reclassifications	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss	481	—	481	1,395	—	1,395
Net current-period other comprehensive income (loss)	481	—	481	1,395	—	1,395
End of period	$(18,218)	$—	$(18,218)	$(18,218)	$—	$(18,218)

The following table presents the reclassifications out of accumulated other comprehensive loss to net income:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Amounts reclassified from accumulated other comprehensive loss:
Amortization of net actuarial loss included in net periodic benefit cost (See Note 12)	$597	$762	$1,790	$2,287
Tax benefit	(234)	(281)	(703)	(892)
Net of tax	$363	$481	$1,087	$1,395

14. STOCKHOLDERS’ EQUITY
Common Stock
The common stock shares activity consisted of the following:

	Class A Common Stock	Treasury Stock
Balance at March 31, 2016	153,391,058	5,398,596
Issuance of common stock	578,932	—
Stock options exercised	1,931,495	—
Repurchase of common stock (1)	—	1,615,181
Balance at March 31, 2017	155,901,485	7,013,777
Issuance of common stock	595,498	—
Stock options exercised	1,022,657	—
Repurchase of common stock (2)	—	5,452,854
Balance at December 31, 2017	157,519,640	12,466,631

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

(2)
During fiscal 2018, the Company purchased 5.3 million shares of the Company’s Class A Common Stock in a series of open market transactions for $184.5 million. Additionally, the Company repurchased shares during the first quarter of fiscal 2018 to cover the minimum statutory withholding taxes on restricted stock awards and restricted stock units that vested on June 30, 2017.

For the quarterly offering period that closed on December 31, 2017, 63,353 Class A Common Stock shares were purchased by employees under the Company's Employee Stock Purchase Plan, or ESPP. Since the program's inception, 2,119,003 shares have been purchased by employees.

15. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense recognized in the condensed consolidated statements of operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Cost of revenue	$2,090	$1,535	$5,396	$4,233
General and administrative expenses	3,112	3,918	11,401	11,801
Total	$5,202	$5,453	$16,797	$16,034

The following table summarizes the total stock-based compensation expense recognized in the condensed consolidated statements of operations by the following types of equity awards:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Equity Incentive Plan Options	$422	$467	$1,391	$2,031
Class A Restricted Common Stock	4,780	4,986	15,406	14,003
Total	$5,202	$5,453	$16,797	$16,034

As of December 31, 2017, there was $23.0 million of total unrecognized compensation cost related to unvested stock-based compensation agreements. The unrecognized compensation cost as of December 31, 2017 is expected to be fully amortized over the next 4.25 years. Absent the effect of accelerating stock compensation cost for any departures of employees who may continue to vest in their equity awards, the following table summarizes the unrecognized compensation cost and the weighted-average period the cost is expected to be amortized.

	December 31, 2017
	Unrecognized Compensation Cost	Weighted Average Remaining Period to be Recognized (in years)
Equity Incentive Plan Options	$2,897	3.78
Class A Restricted Common Stock	20,120	2.03
Total	$23,017
Equity Incentive Plan
As of December 31, 2017, there were 3,024,470 EIP options outstanding, of which 848,286 were unvested.
Grants of restricted stock units and Class A Restricted Common Stock
On November 1, 2017, the Board of Directors granted 52,732 restricted stock units to certain newly hired individuals and current vice presidents.  The aggregate value of this award was estimated at $2.0 million based on the stock price of $37.77 on the grant date.

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

A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The financial instruments measured at fair value in the accompanying condensed consolidated balance sheets consist of the following:

	Recurring Fair Value Measurements as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and cash equivalents	$57,913	$—	$—	$57,913
Money market funds (1)	206,379	25,203	—	231,582
Total cash and cash equivalents	$264,292	$25,203	$—	$289,495
Other Assets:
Derivative instruments (3)	$—	$2,690	$—	$2,690
Total Other Assets	$—	$2,690	$—	$2,690
Liabilities:
Contingent consideration liability (2)	$—	$—	$3,576	$3,576
Current derivative instruments (3)	—	354	—	354
Long-term derivative instruments (3)	—	—	—	—
Total Liabilities	$—	$354	$3,576	$3,930

	Recurring Fair Value Measurements as of March 31, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and cash equivalents	$59,825	$—	$—	$59,825
Money market funds (1)	—	157,592	—	157,592
Total cash and cash equivalents	$59,825	$157,592	$—	$217,417
Liabilities:
Contingent consideration liability (2)	—	—	3,576	3,576
Total Liabilities	$—	$—	$3,576	$3,576
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
(2) As discussed in Note 4, the Company recognized a contingent consideration liability in connection with the acquisition of Aquilent. As of December 31, 2017 and March 31, 2017, the estimated fair value of the contingent consideration liability was $3.6 million and was valued using probability-weighted cash flows, which is based on the use of Level 3 fair value measurement inputs. The liability is recorded in other long-term liabilities in the consolidated balance sheet.
(3) The Company’s interest rate swaps are considered over-the-counter derivatives and fair value is estimated based on the present value of future cash flows using a model-derived valuation that uses Level 2 observable inputs such as interest rate yield curves. See Note 9 for further discussion on the Company’s derivative instruments designated as cash flow hedges.
The fair value of the Company's debt, as well as the Senior Notes, approximates their carrying value at December 31, 2017 and March 31, 2017. The fair value of debt is determined using quoted prices or other market information obtained from recent trading activity of each debt tranche in markets that are not active (Level 2 inputs). The fair value is corroborated by prices derived from the interest rate spreads of recently completed leveraged loan transactions of a similar credit profile, industry, and terms to that of the Company. The fair value of the Senior Notes is determined using quoted prices or other market information obtained from recent trading activity in the high-yield bond market (Level 2 inputs).

17. RELATED-PARTY TRANSACTIONS
In March 2017, the Company supported the formation of the Booz Allen Foundation, a nonprofit corporation organized and operated exclusively for charitable, scientific and educational purposes within the meaning of Section 501(c)(3) of the Code. The Company is the sole member of the foundation, which gives it the authority to appoint two of five of the Booz Allen Foundation's directors and consent rights regarding certain extraordinary corporate actions approved by the board of directors. The Company has made a binding and irrevocable pledge of $5.0 million to the Booz Allen Foundation and recorded the pledge obligation in other current liabilities on the consolidated balance sheet of the Company in March 2017. As of December 31, 2017, $1.7 million of the pledge has been paid to the Booz Allen Foundation and is classified as operating activities in the condensed consolidated statement of cash flows.

18. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Third-Party Guarantees
As of December 31, 2017 and March 31, 2017, the Company was contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that totaled $7.3 million and $8.6 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At December 31, 2017 and March 31, 2017, approximately $1.4 million and $1.7 million, respectively, of these instruments reduce the available borrowings under the Revolving Credit Facility. The remaining amounts under these instruments are guaranteed under a separate $15.0 million facility established in fiscal 2015 of which $9.1 million and $3.1 million was available to the Company at December 31, 2017 and March 31, 2017, respectively.
Government Contracting Matters
For each of the three and nine months ended December 31, 2017 and 2016, approximately 97% of the Company's revenue was generated from contracts where the end user was an agency or department of the U.S. government, including contracts where the Company performed either as a prime contractor or subcontractor, and regardless of the geographic location in which the work was performed. U.S. government contracts and subcontracts are subject to extensive legal and regulatory requirements. From time to time and in the ordinary course of business, agencies of the U.S. government audit our contract costs and conduct inquiries and investigations of our business practices with respect to government contracts to determine whether the Company’s operations are conducted in accordance with these requirements and the terms of the relevant contracts. U.S. government agencies, including the Defense Contract Audit Agency, routinely audit our contract costs, including allocated indirect costs for compliance with the Cost Accounting Standards and the Federal Acquisition Regulation. These agencies also conduct reviews and investigations and make inquiries regarding our accounting and other systems in connection with our performance and business practices with respect to our government contracts and subcontracts. U.S. government audits, inquiries, or investigations of the Company, whether related to the Company's U.S. government contracts or subcontracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including withholding of payments, suspension of payments, repayments, fines, or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting. Management believes it has recorded the appropriate provision for any audit, inquiry, or investigation of which it is aware. Management believes it has recorded the appropriate provision for the estimated losses that may be experienced from any such reductions and/or penalties. As of December 31, 2017 and March 31, 2017, the Company has recorded a liability of approximately $171.7 million and $175.7 million, respectively, for its current best estimate of amounts to be refunded to customers for potential adjustments from audits or reviews of contract costs incurred subsequent to fiscal year 2011, and for contracts not yet closed that are impacted by settlement of audits or reviews of contract costs incurred in prior fiscal years.
Litigation
The Company is involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, management does not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on the Company’s financial condition and results of operations. As of December 31, 2017 and March 31, 2017, there were no material amounts accrued in the condensed consolidated financial statements related to these proceedings.

Six former officers and stockholders who had departed the company prior to the acquisition of the Company by the Carlyle Group (the "Acquisition") have filed a total of nine suits in various jurisdictions, with original filing dates ranging from July 3, 2008 through December 15, 2009, against us and certain of our current and former directors and officers. Three of these suits were amended on July 2, 2010 and then further amended into one consolidated complaint on September 7, 2010. Another two of the original nine suits were consolidated into one complaint on September 24, 2014. Each of the suits arises out of the Acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the Acquisition. Some of the suits also allege that the Acquisition price paid to stockholders was insufficient. The various suits assert claims for breach of contract, tortious interference with contract, breach of fiduciary duty, civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations, violations of the ERISA, and/or securities and common law fraud. Three of these suits have been dismissed with all appeals exhausted. The two suits that were consolidated into one action on September 24, 2014 were settled on April 16, 2015. One of the remaining suits has been dismissed by the United States District Court for the Southern District of California and such dismissal was upheld by the United States Court of Appeals for the Ninth Circuit. The plaintiff in this suit subsequently filed a Petition for Writ of Certiorari to the United States Supreme Court, which was denied by the United States Supreme Court on January 9, 2017. The other three remaining suits that were previously consolidated on September 7, 2010 have been dismissed by the United States District Court for the Southern District of New York and were on appeal before the United States Court of Appeals for the Second Circuit. On December 15, 2016, hearings relating to the appeal were held before the United States Court of Appeals for the Second Circuit. On July 13, 2017, the United States Court of Appeals for the Second Circuit ruled on the case and affirmed the ruling of the United States District Court for the Southern District of New York, except for one plaintiff’s securities fraud claim. The United States Court of Appeals for the Second Circuit remanded the case to the United States District Court for the Southern District of New York to give the plaintiff leave to file another amended complaint to attempt to plead a securities fraud claim. As of December 31, 2017, the aggregate alleged damages that will be sought in the remaining suit is unknown. As of December 31, 2017, although the outcome of any of these cases is inherently uncertain and may be materially adverse, based on current information, management does not expect them to have a material adverse effect on our financial condition and results of operations.
On June 7, 2017, Booz Allen Hamilton Inc. was informed that the U.S. Department of Justice (DOJ) is conducting a civil and criminal investigation of the Company. In connection with the investigation, the DOJ has requested information from the Company relating to certain elements of the Company’s cost accounting and indirect cost charging practices with the U.S. government. Since learning of the investigation, the Company has engaged a law firm experienced in these matters to represent the Company in connection with this matter and respond to the government's requests. As is commonly the case with this type of matter, the Company has also been in contact with other regulatory agencies and bodies, including the Securities and Exchange Commission, which notified the Company that it is conducting an investigation that the Company believes relates to matters that are also the subject of the DOJ's investigation. The Company may receive additional regulatory or governmental inquiries related to the matters that are the subject of the DOJ's investigation. In accordance with the Company's practice, the company is cooperating with all relevant government parties. The total cost associated with these matters will depend on many factors, including the duration of these matters and any related findings. At this stage, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with these matters.
On June 19, 2017, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Eastern District of Virginia styled Langley v. Booz Allen Hamilton Holding Corp., No. 17-cv-00696 naming the Company, its Chief Executive Officer and its Chief Financial Officer as defendants purportedly on behalf of all purchasers of the Company’s securities from May 19, 2016 through June 15, 2017. On September 5, 2017, the court named two lead plaintiffs and on October 20, 2017, the lead plaintiffs filed a consolidated amended complaint. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, alleging misrepresentations or omissions by the Company purporting to relate to matters that are the subject of the DOJ investigation described above. The plaintiffs seek to recover from the Company and the individual defendants an unspecified amount of damages. The Company believes the suit lacks merit and intends to defend against the lawsuit. Motions to dismiss were argued on January 12, 2018, and the court took the matters under advisement. At this stage of the lawsuit, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with the lawsuit.
On November 13, 2017, a Verified Shareholder Derivative Compliant was filed in the United States District Court for the District of Delaware styled Celine Thum v. Rozanski et. al., C.A. No. 17-cv-01638, naming the Company as a nominal defendant and numerous current and former officers and directors as defendants. The complaint asserts claims for breach of fiduciary duties, unjust enrichment, waste of corporate assets, abuse of control, gross mismanagement, and violations of Sections 14(a), 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, purportedly relating to matters that are the subject of the DOJ investigation described above. The parties have stipulated to a stay of the proceedings pending the outcome of the securities litigation (described above), which the court so ordered on January 24, 2018. At this stage of the lawsuit, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with the lawsuit.

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
Overview
We are a leading provider of management and technology consulting, engineering, analytics, digital solutions, mission operations, and cyber expertise to U.S. and international governments, major corporations, and not-for-profit organizations. Our ability to deliver value to our clients has always been, and continues to be, a product of the strong character, deep expertise and tremendous passion of our people. Our talent base of approximately 24,700 employees endeavor to solve problems that matter by making clients' missions their own, combining decades of consulting and domain expertise with functional expertise in areas such as analytics, digital solutions, engineering, and cyber, all fostered by a culture of innovation that extends to all reaches of the company.

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

Financial and Other Highlights

During the third quarter of fiscal 2018, the Company generated year over year revenue growth driven by strong demand from clients, while increasing our headcount, growing backlog to a near record level, and delivering improved earnings.
Revenue increased 6.8% from the three months ended December 31, 2016 to the three months ended December 31, 2017 and increased 7.4% from the nine months ended December 31, 2016 to the nine months ended December 31, 2017. The revenue increases in both the three and nine month periods ended December 31, 2017 in comparison to the respective prior year periods were primarily driven by continued strength in client demand, which led to increased client staff headcount, and an increase in client staff labor. Revenue for the nine months ended December 31, 2017 also benefited from higher billable expenses as compared to the prior year period.
Operating income increased 9.2% to $118.1 million in the three months ended December 31, 2017 from $108.1 million in the three months ended December 31, 2016, while operating margin increased to 7.9% from 7.7% in the comparable period. Operating income increased 8.2% to $384.0 million in the nine months ended December 31, 2017 from $355.1 million in the nine months ended December 31, 2016, while operating margin increased to 8.5% from 8.4% in the comparable period. The increase in operating income was primarily driven by the same factors driving revenue as well as improved contract profitability across the enterprise. The growth in operating income for the nine months ended December 31, 2017 was partially offset by increased spending in support of the business operations, on-boarding and deployment of consulting staff headcount. The Company also incurred incremental legal costs during the three and nine months ended December 31, 2017 in response to the U.S. Department of Justice investigation and matters which purport to relate to the investigation, a portion of which was offset by the receipt of insurance reimbursements. We expect to incur additional costs in the future. Based on the information currently available, the Company is not able to reasonably estimate the expected long-term incremental legal costs or amounts that may be reimbursed associated with this investigation and these related matters.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except share and per share data)	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Revenue, Excluding Billable Expenses
Revenue	$1,499,914	$1,404,638	$4,535,569	$4,222,213
Billable expenses	443,015	428,685	1,378,235	1,270,941
Revenue, Excluding Billable Expenses	$1,056,899	$975,953	$3,157,334	$2,951,272
Adjusted Operating Income
Operating Income	$118,087	$108,124	$384,037	$355,086
Amortization of intangible assets (a)	—	1,056	—	3,169
Transaction expenses (b)	—	—	—	3,354
Adjusted Operating Income	$118,087	$109,180	$384,037	$361,609
EBITDA, Adjusted EBITDA & Adjusted EBITDA Margin
Net income	$69,773	$55,590	$220,226	$186,237
Income tax expense	28,240	37,025	105,356	117,489
Interest and other, net (c)	20,074	15,509	58,455	51,360
Depreciation and amortization	16,701	14,410	48,196	43,588
EBITDA	134,788	122,534	432,233	398,674
Transaction expenses (b)	—	—	—	3,354
Adjusted EBITDA	$134,788	$122,534	$432,233	$402,028
Revenue	$1,499,914	$1,404,638	$4,535,569	$4,222,213
Adjusted EBITDA Margin	9.0%	8.7%	9.5%	9.5%
Adjusted Net Income
Net income	$69,773	$55,590	$220,226	$186,237
Amortization of intangible assets (a)	—	1,056	—	3,169
Transaction expenses (b)	—	—	—	3,354
Amortization or write-off of debt issuance costs and write-off of original issue discount	672	669	1,993	8,236
Adjustments for tax effect (d)	(199)	(690)	(727)	(5,904)
Adjusted Net Income	$70,246	$56,625	$221,492	$195,092
Adjusted Diluted Earnings Per Share
Weighted-average number of diluted shares outstanding	146,570,617	150,607,259	148,447,248	150,143,851
Adjusted Net Income Per Diluted Share (e)	$0.48	$0.38	$1.49	$1.30
Free Cash Flow
Net cash provided by operating activities	$68,858	$65,959	$246,920	$283,042
Less: Purchases of property and equipment	(26,078)	(15,411)	(63,067)	(30,554)
Free Cash Flow	$42,780	$50,548	$183,853	$252,488

(a)	Reflects amortization of intangible assets resulting from the Acquisition for the three and nine months ended December 31, 2016.

(b)	Reflects debt refinancing costs incurred in connection with the refinancing transaction consummated on July 13, 2016.

(c)	Reflects the combination of Interest expense and Other income (expense), net from the condensed consolidated statement of operations.

(d)
Periods related to fiscal 2017 reflect the tax effect of adjustments at an assumed effective tax rate of 40%. Beginning in the third quarter of fiscal 2018 with the Tax Cuts and Jobs Act (the "2017 Tax Act"), adjustments are reflected using an assumed effective tax rate of 36.5%. See Note 10, Income Taxes, to our accompanying condensed consolidated financial statements for information.

(e)
Excludes an adjustment of approximately $0.6 million and $1.9 million of net earnings for the three and nine months ended December 31, 2017, respectively, and excludes an adjustment of approximately $0.6 million and $2.0 million of net earnings for the three and nine months ended December 31, 2016, respectively, associated with the application of the two-class method for computing diluted earnings per share.

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

•
uncertainty around the timing, extent, nature and effect of Congressional and other U.S. government actions to approve funding of the U.S. government beyond February 8, 2018, address budgetary constraints, including caps on the discretionary budget for defense and non-defense departments and agencies, as established by the Bipartisan Budget Control Act of 2011 and subsequently adjusted by the American Tax Payer Relief Act of 2012, the Bipartisan Budget Act of 2013 and the Bipartisan Budget Act of 2015, and address the ability of Congress to determine how to allocate the available budget authority and pass appropriations bills to fund both U.S. government departments and agencies that are, and those that are not, subject to the caps;

•
budget deficits and the growing U.S. national debt increasing pressure on the U.S. government to reduce federal spending across all federal agencies together with associated uncertainty about the size and timing of those reductions;

•
cost cutting and efficiency initiatives, current and future budget restrictions, continued implementation of Congressionally mandated automatic spending cuts and other efforts to reduce U.S. government spending could cause clients to reduce or delay funding for orders for services or invest appropriated funds on a less consistent or rapid basis or not at all, particularly when considering long-term initiatives and in light of current uncertainty around Congressional efforts to approve funding of the U.S. government beyond February 8, 2018 and to craft a long-term agreement on the U.S. government's ability to incur indebtedness in excess of its current limits and generally in the current political environment, there is a risk that clients will not issue task orders in sufficient volume to reach current contract ceilings, alter historical patterns of contract awards, including the typical increase in the award of task orders or completion of other contract actions by the U.S. government in the period before the end of the U.S. government's fiscal year on September 30, delay requests for new proposals and contract awards, rely on short-term extensions and funding of current contracts, or reduce staffing levels and hours of operation;

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
The table below presents the percentage of total revenue for each type of contract:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Cost-reimbursable (1)	51%	49%	51%	49%
Time-and-materials	25%	26%	25%	26%
Fixed-price (2)	24%	25%	24%	25%

(1)	Includes both cost-plus-fixed-fee and cost-plus-award-fee contracts.

(2)	Includes fixed-price level of effort contracts.
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

Our People
Revenue from our contracts is derived from services delivered by consulting staff and, to a lesser extent, from our subcontractors. Our ability to hire, retain, and deploy talent with skills appropriately aligned with client needs is critical to our ability to grow our revenue. We continuously evaluate whether our talent base is properly sized and appropriately compensated, and contains an optimal mix of skills to be cost competitive and meet the rapidly evolving needs of our clients. We seek to achieve that result through recruitment and management of capacity and compensation. As of December 31, 2017 and 2016, we employed approximately 24,700 and 23,000 people, respectively, of which approximately 22,300 and 20,800, respectively, were consulting staff.
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

Backlog does not include any task orders under IDIQ contracts, except to the extent that task orders have been awarded to us under those contracts.
The following table summarizes the value of our contract backlog at the respective dates presented:

	As of December 31,
	2017	2016
	(In millions)
Backlog:
Funded	$2,893	$2,787
Unfunded	4,220	3,229
Priced options	9,558	7,511
Total backlog	$16,671	$13,527
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
We view growth in total backlog and consulting staff headcount as the two key measures of our potential business growth. Growing and deploying consulting staff is the primary means by which we are able to achieve profitable revenue growth. To the extent that we are able to hire additional consulting staff and deploy them against funded backlog, we generally recognize increased revenue. Total backlog increased by 23.2% from December 31, 2016 to December 31, 2017. Additions to funded backlog during the twelve months ended December 31, 2017 totaled $6.2 billion in comparison to $5.7 billion for the comparable period, as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options. We report internally on our backlog on a monthly basis and review backlog upon occurrence of certain events to determine if any adjustments are necessary.
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
In addition, funded backlog includes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the funded backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a pre-determined expiration date such as the end of the U.S. government's fiscal year. The revenue value of orders included in funded backlog that has not been recognized as revenue due to period of performance expirations has not exceeded approximately 7.7% of funded backlog as of the end of any of the four fiscal quarters preceding the fiscal quarter ended December 31, 2017.
We expect to recognize revenue from a substantial portion of funded backlog as of December 31, 2017 within the next twelve months. However, given the uncertainties discussed above, as well as the risks described in "Item 1A.Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all.
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
Results of Operations
The following table sets forth items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended December 31,		Percent	Nine Months Ended December 31,		Percent
	2017	2016	Change	2017	2016	Change
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
	(In thousands)			(In thousands)
Revenue	$1,499,914	$1,404,638	6.8%	$4,535,569	$4,222,213	7.4%
Operating costs and expenses:
Cost of revenue	712,255	652,236	9.2%	2,111,702	1,967,258	7.3%
Billable expenses	443,015	428,685	3.3%	1,378,235	1,270,941	8.4%
General and administrative expenses	209,856	201,183	4.3%	613,399	585,340	4.8%
Depreciation and amortization	16,701	14,410	15.9%	48,196	43,588	10.6%
Total operating costs and expenses	1,381,827	1,296,514	6.6%	4,151,532	3,867,127	7.4%
Operating income	118,087	108,124	9.2%	384,037	355,086	8.2%
Interest expense	(20,604)	(14,176)	45.3%	(60,309)	(46,757)	29.0%
Other income (expense), net	530	(1,333)	NM	1,854	(4,603)	NM
Income before income taxes	98,013	92,615	5.8%	325,582	303,726	7.2%
Income tax expense	28,240	37,025	(23.7)%	105,356	117,489	(10.3)%
Net income	$69,773	$55,590	25.5%	$220,226	$186,237	18.3%
NM - Not meaningful
Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016
Revenue
Revenue increased to $1,499.9 million from $1,404.6 million or a 6.8% increase, primarily due to increased client demand which led to increased client staff headcount, and an increase in client staff labor. Total headcount as of December 31, 2017 increased approximately 1,700 compared to December 31, 2016.
Cost of Revenue
Cost of revenue increased to $712.3 million from $652.2 million, or a 9.2% increase. The increase was primarily due to increases in salaries and salary-related benefits of $51.4 million driven by increased headcount. Cost of revenue as a percentage of revenue was 47.5% and 46.4% for the three months ended December 31, 2017 and 2016, respectively.
Billable Expenses
Billable expenses increased to $443.0 million from $428.7 million, or a 3.3% increase, primarily attributable to an increase in the use of subcontractors in the current year driven by client demand, as well as an increase in contracts which require the Company to incur direct expenses on behalf of clients over the prior year period. Billable expenses as a percentage of revenue were 29.5% and 30.5% for the three months ended December 31, 2017 and 2016, respectively.
General and Administrative Expenses
General and administrative expenses increased to $209.9 million from $201.2 million, or an 4.3% increase, primarily due to increases in salaries and salary-related benefits of $14.9 million, driven by an increase in headcount growth as well as annual base salary increases, partially offset by lower incentive compensation of $3.1 million and decrease in business expenses of $1.7 million. General and administrative expenses as a percentage of revenue was 14.0% for both the three months ended December 31, 2017 and 2016.

Depreciation and Amortization
Depreciation and amortization increased to $16.7 million from $14.4 million, or a 15.9% increase, primarily due to increases in intangible asset amortization related to the Company's acquisition of Aquilent in fiscal 2017, partially offset by a decrease in amortization of other amortizable intangible assets that fully amortized in fiscal 2017.
Interest Expense
Interest expense increased to $20.6 million from $14.2 million, or a 45.3% increase, primarily as a result of interest expense related to the issuance of the Senior Notes (as defined below) in April 2017.
Income Tax Expense
Income tax expense decreased to $28.2 million from $37.0 million, or a 23.7% decrease. The effective tax rate decreased from 40.0% to 28.8% due to the blended federal tax rate benefit of the 2017 Tax Act. See Note 10 in our condensed consolidated financial statements in this Form 10-Q for additional information. The effective tax rate also decreased with the recognition of excess tax benefits of $1.0 million being reflected in earnings as a reduction to income tax expense in the third quarter of fiscal 2018. This was driven by the Company's initial adoption of new accounting guidance in the first quarter of fiscal 2018 whereby excess tax benefits on employee share-based payment awards are now recognized in earnings as a reduction to income tax expense instead of as an adjustment to additional paid-in-capital, as was the case historically. See Notes 2 and 10 in our condensed consolidated financial statements in this Form 10-Q for additional information on how this accounting change could impact earnings in future periods.
Nine Months Ended December 31, 2017 Compared to Nine Months Ended December 31, 2016
Revenue
Revenue increased to $4,535.6 million from $4,222.2 million, or a 7.4% increase, primarily due to increased client demand which led to increased client staff headcount, and an increase in client staff labor. Total headcount as of December 31, 2017 increased approximately 1,700 compared to December 31, 2016. Growth in revenue was also due to an increase in billable expenses over the prior year period.
Cost of Revenue
Cost of revenue increased to $2,111.7 million from $1,967.3 million, or a 7.3% increase. The increase was primarily due to increases in salaries and salary-related benefits of $129.8 million driven by increased headcount. Cost of revenue as a percentage of revenue was 46.6% for both the nine months ended December 31, 2017 and 2016.
Billable Expenses
Billable expenses increased to $1,378.2 million from $1,270.9 million, or an 8.4% increase, primarily attributable to an increase in the use of subcontractors in the current year driven by client demand. In addition, contracts which require the Company to incur travel expenses on behalf of clients increased over the prior year period. Billable expenses as a percentage of revenue were 30.4% and 30.1% for the nine months ended December 31, 2017 and 2016, respectively.
General and Administrative Expenses
General and administrative expenses increased to $613.4 million from $585.3 million, or a 4.8% increase, primarily due to increases in salaries and salary-related benefits of $32.1 million, driven by headcount growth as well as annual base salary increases, and increases in business expenses of $3.3 million, partially offset by lower incentive compensation of $8.9 million. General and administrative expenses as a percentage of revenue were 13.5% and 13.9% for the nine months ended December 31, 2017 and 2016, respectively.
Depreciation and Amortization
Depreciation and amortization increased to $48.2 million from $43.6 million, or a 10.6% increase, primarily due to increases in intangible asset amortization related to the Company's acquisition of Aquilent in fiscal 2017, partially offset by a decrease in amortization of other amortizable intangible assets that fully amortized in fiscal 2017.
Interest Expense
Interest expense increased to $60.3 million from $46.8 million, or a 29.0% increase, primarily as a result of interest expense related to the issuance of the Senior Notes in April 2017.

Income Tax Expense
Income tax expense decreased to $105.4 million from $117.5 million, or a 10.3% decrease. The effective tax rate decreased from 38.7% to 32.4% due to the blended federal tax rate benefit of the 2017 Tax Act. See Note 10 in our condensed consolidated financial statements in this Form 10-Q for additional information. The effective tax rate also decreased with the recognition of excess tax benefits of $10.3 million being reflected in earnings as a reduction to income tax expense for the nine months ended December 31, 2017. This was driven by the Company's initial adoption of new accounting guidance in the first quarter of fiscal 2018 whereby excess tax benefits on employee share-based payment awards are now recognized in earnings as a reduction to income tax expense instead of as an adjustment to additional paid-in-capital, as was the case historically. See Notes 2 and 10 in our condensed consolidated financial statements in this Form 10-Q for additional information on how this accounting change could impact earnings in future periods.

Liquidity and Indebtedness
The following table presents selected financial information as of December 31, 2017 and March 31, 2017 and for the first nine months of fiscal 2018 and 2017:

	December 31, 2017	March 31, 2017
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$289,495	$217,417
Total debt	1,832,315	1,663,324

	Nine Months Ended December 31,
	2017	2016
	(Unaudited)	(Unaudited)
	(In thousands)
Net cash provided by operating activities	$246,920	$283,042
Net cash used in investing activities	(81,370)	(30,755)
Net cash used in financing activities	(93,472)	(90,192)
Total increase in cash and cash equivalents	$72,078	$162,095
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
Accounts receivable is the principal component of our working capital and is generally driven by revenue growth with other short-term fluctuations related to the payment practices of our clients. Our accounts receivable reflect amounts billed to our clients as of each balance sheet date. Our clients generally pay our invoices within 30 days of the invoice date. At any month-end, we also include in accounts receivable the revenue that was recognized in the preceding month, which is generally billed early in the following month. Finally, we include in accounts receivable amounts related to revenue accrued in excess of amounts billed, primarily on our fixed-price and cost-reimbursable-plus-award-fee contracts. The total amount of our accounts receivable can vary significantly over time, but is generally sensitive to revenue levels. Total accounts receivable (billed and unbilled combined, net of allowance for doubtful accounts) days sales outstanding, or DSO, which we calculate by dividing total accounts receivable by revenue per day during the relevant fiscal quarter, was 68 as of December 31, 2017 and 60 as of March 31, 2017. DSO increased as a result of sustained revenue growth, the timing of billings associated with higher indirect spending compared to the prior year period and administrative delays in client collections.
Operating Cash Flow
Net cash from operations is primarily affected by the overall profitability of our contracts, our ability to invoice and collect cash from clients in a timely manner, and our ability to manage vendor payments. Continued uncertainty in global economic conditions may also affect our business as customers and suppliers may decide to downsize, defer, or cancel contracts, which could negatively affect the operating cash flows. Net cash provided by operations was $246.9 million in the nine months ended December 31, 2017 compared to $283.0 million in the prior year period, or a 12.8% decrease. The decline from the prior year-to-date period was primarily the result of higher cash taxes paid during fiscal 2018 due to a benefit received in the prior year and the continued residual impact on cash collections due to changes in the processing of payments at one of the Company’s customer payment centers.
Investing Cash Flow
Net cash used in investing activities was $81.4 million in the nine months ended December 31, 2017 compared to $30.8 million in the prior year period, or a 164.6% increase. The increase in net cash used in investing activities was due to an acquisition and an increase in capital expenditures over the prior year primarily related to the timing of the leasehold improvements to update existing office space.
Financing Cash Flow
Net cash used in financing activities was $93.5 million in the nine months ended December 31, 2017 compared to $90.2 million in the prior year period. The increase in net cash used in financing activities was primarily due to net proceeds of $343.3 million received from the issuance of the Senior Notes, partially offset by a decrease in net borrowings on the Revolving Credit Facility of $95.0 million as compared to the prior year period. In addition, during fiscal 2018, the Company repurchased a total of 5.3 million shares of Class A Common Stock in a series of open market transactions for $184.5 million, as compared to a total of 0.08 million shares repurchased for $2.3 million in the prior year period. Further, the Company paid $9.9 million during the first quarter of fiscal 2018 for shares repurchased during the fourth quarter of fiscal 2017 that had not settled by March 31, 2017.
Dividends and Share Repurchases
On February 5, 2018, the Company announced a regular quarterly cash dividend in the amount of $0.19 per share. The quarterly dividend is payable on February 28, 2018 to stockholders of record on February 14, 2018.

The following table summarizes the cash distributions recognized in the condensed consolidated statement of cash flows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Recurring dividends (1)	$24,882	$22,522	$75,748	$67,311
Dividend equivalents (2)	—	—	890	2,157
Total distributions	$24,882	$22,522	$76,638	$69,468
(1) Amounts represent quarterly dividends of $0.17 per share and $0.15 per share that were declared and paid during fiscal 2018 and fiscal 2017, respectively.
(2) Dividend equivalents are distributions made to option holders equal to the previously declared special dividends.
On December 12, 2011, the Board of Directors authorized the repurchase of up to $30.0 million of shares. On January 27, 2015, the share repurchase authorization was increased to $180.0 million. On January 25, 2017, the Board of Directors approved an increase to share repurchase authorization from $180.0 million to $410.0 million. On November 2, 2017, the Board of Directors approved an increase to our share repurchase authorization from $410.0 million to up to $610.0 million. During fiscal 2018, the Company purchased 5.3 million shares of the Company's Class A Common Stock for an aggregate of $184.5 million. Following the aforementioned repurchases, as of December 31, 2017, the Company had $270.9 million remaining under the repurchase program.
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
As of December 31, 2017, the Credit Agreement, as amended, provided the Company with a $1,109.1 million Term Loan A ("Term Loan A"), a $395.0 million Term Loan B ("Term Loan B" and, together with Term Loan A, the "Term Loans"), and a $500.0 million Revolving Credit Facility (and together with the Term Loans, the "Secured Credit Facility"), with a sub-limit for letters of credit of $100.0 million. As of December 31, 2017, the maturity date of Term Loan A and the termination date for the Revolving Credit Facility was June 30, 2021 and the maturity date of Term Loan B was June 30, 2023. Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement, as amended, are secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement, as amended, and related documentation. Subject to specified conditions, without the consent of the then-existing lenders (but subject to the receipt of commitments), the Term Loans or Revolving Credit Facility may be expanded (or a new term loan facility or revolving credit facility added to the existing facilities) by up to (i) $400 million plus (ii) the aggregate principal amount under which pro forma consolidated net secured leverage remains less than or equal to 3.50:1.00.
Booz Allen Hamilton occasionally borrows under our Revolving Credit Facility in anticipation of cash demands. During the first, second and third quarters of fiscal 2018, Booz Allen Hamilton accessed a total of $85.0 million of its $500.0 million Revolving Credit Facility. As of December 31, 2017, there were no amounts outstanding under the Revolving Credit Facility. As of March 31, 2017, there was $130.0 million outstanding on the Revolving Credit Facility.
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
We also have agreed to pay customary letter of credit and agency fees. As of December 31, 2017 and March 31, 2017, we were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that totaled $7.3 million and $8.6 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At December 31, 2017 and March 31, 2017, approximately $1.4 million and $1.7 million, respectively, of these instruments reduce the available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $15.0 million facility established in fiscal 2015 of which $9.1 million and $3.1 million, respectively, was available to us at December 31, 2017 and March 31, 2017. As of December 31, 2017, we had $498.6 million of capacity available for additional borrowings under the Revolving Credit Facility.
The Credit Agreement, as amended, contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants include limitations on the following, in each case subject to certain exceptions: (i) indebtedness and liens, (ii) mergers, consolidations or amalgamations, liquidations, wind-ups or dissolutions, and disposition of all or substantially all assets; (iii) dispositions of property; (iv) restricted payments; (v) investments; (vi) transactions with affiliates; (vii) sale and lease back transactions; (viii) change in fiscal periods; (ix) negative pledges; (x) restrictive agreements; (xi) line of business; and (xii) speculative hedging. In addition, we are required to meet certain financial covenants at each quarter end, namely Consolidated Net Total Leverage and Consolidated Net Interest Coverage Ratios. As of December 31, 2017, we were compliant with these covenants. The events of default include the following, in each case subject to certain exceptions: (a) failure to make required payments under the Secured Credit Facility; (b) material breaches of representations or warranties under the Secured Credit Facility; (c) failure to observe covenants or agreements under the Secured Credit Facility; (d) failure to pay or default under certain other material indebtedness; (e) bankruptcy or insolvency; (f) certain Employee Retirement Income Security Act, or ERISA events; (g) certain material judgments; (h) actual or asserted invalidity of the Guarantee and Collateral Agreements or the other security documents or failure of the guarantees or perfected liens thereunder; and (i) a change of control. From time to time we evaluate, and we currently are evaluating, conditions in the financing markets  for opportunities to improve the terms of indebtedness, including indebtedness under the Credit Agreement.  Such improvements could include a reduction of the effective interest on our outstanding indebtedness, improvements to the covenants and other provisions governing our outstanding indebtedness or both.
On April 25, 2017, Booz Allen Hamilton issued $350 million aggregate principal amount of its 5.125% Senior Notes (the "Senior Notes") due 2025 under an Indenture, dated April 25, 2017, among Booz Allen Hamilton, certain subsidiaries of Booz Allen Hamilton, as guarantors (the “Subsidiary Guarantors”), and Wilmington Trust, National Association, as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of April 25, 2017, among Booz Allen Hamilton, the Subsidiary Guarantors and the Trustee. A portion of the proceeds was used to repay all outstanding loans under the Revolving Credit Facility. We intend to use the remaining proceeds for working capital and other general corporate purposes, which may include the repayment of a portion or all of the outstanding DPO (See Note 8 in our condensed consolidated financial statements for additional information on our indebtedness).
Borrowings under our term loans and, if used, our Revolving Credit Facility, incur interest at a variable rate. In accordance with our risk management strategy between April 6, 2017 and May 24, 2017, Booz Allen Hamilton executed a series of interest rate swaps. As of December 31, 2017, we had interest rate swaps with an aggregate notional amount of $450 million. These instruments hedge the variability of cash outflows for interest payments on the floating portion of our term loan debt. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense (See Note 9 in our condensed consolidated financial statements).

Capital Structure and Resources
Our stockholders’ equity amounted to $564.3 million as of December 31, 2017, a decrease of $9.3 million compared to stockholders’ equity of $573.6 million as of March 31, 2017. The decrease was primarily due to a $184.5 million increase in treasury stock resulting from the repurchase of shares of our Class A Common Stock and $75.7 million in recurring dividend payments during the nine months ended December 31, 2017. These are partially offset by net income of $220.2 million in the nine months ended December 31, 2017, stock-based compensation expense of $16.8 million, and stock option exercises of $9.9 million.
Off-Balance Sheet Arrangements
As of December 31, 2017, we did not have any material off-balance sheet arrangements.
Capital Expenditures
Since we do not own any of our facilities, our capital expenditure requirements primarily relate to the purchase of computers, business systems, furniture, and leasehold improvements to support our operations. Direct facility and equipment costs billed to clients are not treated as capital expenses. Our capital expenditures for the nine months ended December 31, 2017 and 2016 were $63.1 million and $30.6 million, respectively, and the majority of such capital expenditures related to facilities infrastructure, equipment, and information technology. The increase in capital expenditures over the prior year primarily related to the timing of the leasehold improvements to update existing office space. Expenditures for facilities infrastructure and equipment are generally incurred to support new and existing programs across our business. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure.
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

•
delayed funding of our contracts due to uncertainty relating to and a possible failure of Congressional efforts to approve funding of the U.S. government beyond February 8, 2018 and to craft a long-term agreement on the U.S. government’s ability to incur indebtedness in excess of its current limits, or changes in the pattern or timing of government funding and spending (including those resulting from or related to cuts associated with sequestration or other budgetary cuts made in lieu of sequestration);

•
current and continued uncertainty around the timing, extent, nature, and effect of ongoing Congressional and other U.S. government action to address budgetary constraints, including, but not limited to, uncertainty around the outcome of Congressional efforts to approve funding of the U.S. government beyond February 8, 2018 and to craft a long-term agreement on the U.S. government’s ability to incur indebtedness in excess of its current limits, and the U.S. deficit;

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

•	U.S. government shutdowns due to, among other reasons, a failure by elected officials to reach a long-term agreement to fund the government beyond February 8, 2018;

•	the size of our addressable markets and the amount of U.S. government spending on private contractors;

•	failure to comply with numerous laws and regulations;

•	our ability to compete effectively in the competitive bidding process and delays or losses of contract awards caused by competitors' protests of major contract awards received by us;

•	the loss of General Services Administration Multiple Award schedule contracts, or GSA schedules, or our position as prime contractor on government-wide acquisition contract vehicles, or GWACs;

•	changes in the mix of our contracts and our ability to accurately estimate or otherwise recover expenses, time, and resources for our contracts;

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

•
an inability to anticipate or estimate the tax implications of changes in tax law, including the 2017 Tax Act, or utilize existing or future tax benefits, including those related to our stock-based compensation expense, for any reason, including as a result of a change in law, such as the 2017 Tax Act;

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
As of December 31, 2017, we had interest rate swaps with an aggregate notional amount of $450 million. These derivative instruments hedge the variability of cash outflows for interest payments on our variable rate term loan debt and are recorded at fair value on our condensed consolidated balance sheet. As of December 31, 2017, a 25 basis point increase in the interest rates would increase the fair value of our interest rate swaps by approximately $6 million and a 25 basis point decrease in the interest rates would decrease the fair value of our interest rate swaps by approximately $1.4 million.
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
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of December 31, 2017 and March 31, 2017, there were no material amounts accrued in the condensed consolidated financial statements related to these proceedings.
Six former officers and stockholders who had departed the company prior to the Acquisition have filed a total of nine suits in various jurisdictions, with original filing dates ranging from July 3, 2008 through December 15, 2009, against us and certain of our current and former directors and officers. Three of these suits were amended on July 2, 2010 and then further amended into one consolidated complaint on September 7, 2010. Another two of the original nine suits were consolidated into one complaint on September 24, 2014. Each of the suits arises out of the Acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the Acquisition. Some of the suits also allege that the acquisition price paid to stockholders was insufficient. The various suits assert claims for breach of contract, tortious interference with contract, breach of fiduciary duty, civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations, violations of the Employee Retirement Income Security Act, or ERISA, and/or securities and common law fraud. Three of these suits have been dismissed with all appeals exhausted. The two suits that were consolidated into one action on September 24, 2014 were settled on April 16, 2015. One of the remaining suits has been dismissed by the United States District Court for the Southern District of California and such dismissal was upheld by the United States Court of Appeals for the Ninth Circuit. The plaintiff in this suit subsequently filed a Petition for Writ of Certiorari to the United States Supreme Court, which was denied by the United States Supreme Court on January 9, 2017. The other three remaining suits that were previously consolidated on September 7, 2010 have been dismissed by the United States District Court for the Southern District of New York and were on appeal before the United States Court of Appeals for the Second Circuit. On December 15, 2016, hearings relating to the appeal were held before the United States Court of Appeals for the Second Circuit. On July 13, 2017, the United States Court of Appeals for the Second Circuit ruled on the case and affirmed the ruling of the United States District Court for the Southern District of New York, except for one plaintiff’s securities fraud claim. The United States Court of Appeals for the Second Circuit remanded the case to the United States District Court for the Southern District of New York to give the plaintiff leave to file another amended complaint to attempt to plead a securities fraud claim. As of December 31, 2017, the aggregate alleged damages that will be sought in the remaining suit is unknown. As of December 31, 2017, although the outcome of any of these cases is inherently uncertain and may be materially adverse, based on current information, we do not expect them to have a material adverse effect on our financial condition and results of operations.
On June 7, 2017, Booz Allen Hamilton Inc. was informed that the U.S. Department of Justice (DOJ) is conducting a civil and criminal investigation of the Company. In connection with the investigation, the DOJ has requested information from the Company relating to certain elements of the Company’s cost accounting and indirect cost charging practices with the U.S. government. Since learning of the investigation, the Company has engaged a law firm experienced in these matters to represent the Company in connection with this matter and respond to the government's requests. As is commonly the case with this type of matter, the Company has also been in contact with other regulatory agencies and bodies, including the Securities and Exchange Commission, which notified the Company that it is conducting an investigation that the Company believes relates to matters that are also the subject of the DOJ's investigation. The Company may receive additional regulatory or governmental inquiries related to the matters that are the subject of the DOJ's investigation. In accordance with the Company's practice, the company is cooperating with all relevant government parties. The total cost associated with these matters will depend on many factors, including the duration of these matters and any related findings. At this stage, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with these matters.
On June 19, 2017, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Eastern District of Virginia styled Langley v. Booz Allen Hamilton Holding Corp., No. 17-cv-00696

naming the Company, its Chief Executive Officer and its Chief Financial Officer as defendants purportedly on behalf of all purchasers of the Company’s securities from May 19, 2016 through June 15, 2017. On September 5, 2017, the court named two lead plaintiffs and on October 20, 2017, the lead plaintiffs filed a consolidated amended complaint. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, alleging misrepresentations or omissions by the Company purporting to relate to matters that are the subject of the DOJ investigation described above. The plaintiffs seek to recover from the Company and the individual defendants an unspecified amount of damages. The Company believes the suit lacks merit and intends to defend against the lawsuit. Motions to dismiss were argued on January 12, 2018 and the court took the matters under advisement. At this stage of the lawsuit, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with the lawsuit.
On November 13, 2017, a Verified Shareholder Derivative Complaint was filed in the United States District Court for the District of Delaware styled Celine Thum v. Rozanski et al., C.A. No. 17-cv-01638, naming the Company as a nominal defendant and numerous current and former officers and directors as defendants. The complaint asserts claims for breach of fiduciary duties, unjust enrichment, waste of corporate assets, abuse of control, gross mismanagement, and violations of Sections 14(a), 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, purportedly relating to matters that are the subject of the DOJ investigation described above. The parties have stipulated to a stay of the proceedings pending the outcome of the securities litigation (described above), which the court so ordered on January 24, 2018. At this stage of the lawsuit, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with the lawsuit.

Item 1A.	Risk Factors
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 filed with the Securities and Exchange Commission on May 22, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table shows the share repurchase activity during the three months ended December 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 2017	—	$—	—	$101,397,537
November 2017	833,286	$36.60	30,494,952	$270,902,584
December 2017	—	$—	—	$270,902,584
Total	833,286		30,494,952

(1)
On December 12, 2011, the Board of Directors approved a $30.0 million share repurchase program. On January 27, 2015, the Board of Directors approved an increase to our share repurchase authorization from $30.0 million to up to $180.0 million. On January 25, 2017, the Board of Directors approved an increase to our share repurchase authorization from $180.0 million to up to $410.0 million. On November 2, 2017, the Board of Directors approved an increase to our share repurchase authorization from $410.0 million to up to $610.0 million. As of December 31, 2017, taking into effect the increase in the share repurchase authorization, the Company may repurchase up to approximately $270.9 million of additional shares of common stock under its share repurchase program. A special committee of the Board of Directors was appointed to evaluate market conditions and other relevant factors and initiate repurchases under the program from time to time. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. See Note 14 to our unaudited condensed consolidated financial statements in this Form 10-Q for further information about the share repurchase program.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
On January 31, 2018, the Company’s Board of Directors (the “Board”) amended and restated the Company’s bylaws to change the voting standard for the election of directors in uncontested elections from a plurality to a majority voting standard. Pursuant to Section 2.02 of the Company’s Third Amended and Restated Bylaws (the “Bylaws”), under the new majority voting standard, a nominee for director shall be elected to the Board only upon the vote of the majority of the votes cast with respect to that nominee’s election. Any nominee who is an incumbent director and does not receive a majority of the votes cast in an election that is not a contested election must promptly tender his or her resignation contingent on the acceptance of that resignation by the Board to the chairman of the Board following certification of the election results. Plurality voting would continue to apply in any contested election. The foregoing description of the amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Bylaws, a copy of which is filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6.	Exhibits

Exhibit Number	Description

3.2	Third Amended and Restated Bylaws of Booz Allen Hamilton Holding Corporation*

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)*

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)*

101
The following materials from Booz Allen Hamilton Holding Corporation’s Quarterly Report on Form 10-Q for the nine months ended December 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2017 and March 31, 2017; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2017 and 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2017 and 2016; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2017 and 2016; and (v) Notes to Condensed Consolidated Financial Statements.

___________________________________

*	Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Booz Allen Hamilton Holding Corporation
Registrant

Date: February 5, 2018	By:	/s/ Lloyd W. Howell, Jr.
Lloyd W. Howell, Jr. Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)