Form 10-K
period 2018-03-31
Booz Allen Hamilton Holding Corp
filed 2018-05-29
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-K
 ___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2018

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of September 29, 2017, the market value of the voting and non-voting common equity held by non-affiliates based on the closing price as of that day was $5,293,214,554.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of May 23, 2018
Class A Common Stock	143,367,775
Class B Non-Voting Common Stock	—
Class C Restricted Common Stock	—
Class E Special Voting Common Stock	—

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders scheduled for July 26, 2018 are incorporated by reference into Part III.

INTRODUCTORY NOTE
Unless the context otherwise indicates or requires, as used in this Annual Report on Form 10-K for the fiscal year ended March 31, 2018, references to: (i) “we,” “us,” “our” or our “company” refer to Booz Allen Hamilton Holding Corporation, its consolidated subsidiaries and predecessors; (ii) “Booz Allen Holding” refers to Booz Allen Hamilton Holding Corporation exclusive of its subsidiaries; (iii) “Booz Allen Investor” refers to Booz Allen Hamilton Investor Corporation, a wholly-owned subsidiary of Booz Allen Holding; (iv) “Booz Allen Hamilton” and "Booz Allen" refer to Booz Allen Hamilton Inc., our primary operating company and a wholly-owned subsidiary of Booz Allen Holding; and (v) “fiscal,” when used in reference to any twelve-month period ended March 31, refers to our fiscal years ended March 31. Unless otherwise indicated, information contained in this Annual Report is as of March 31, 2018. We have made rounding adjustments to reach some of the figures included in this Annual Report and, unless otherwise indicated, percentages presented in this Annual Report are approximate.
Cautionary Note Regarding Forward-Looking Statements
Certain statements contained or incorporated in this Annual Report include forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “forecasts,” “expects,” “intends,” “plans,” “anticipates,” “projects,” “outlook,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “preliminary,” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. These forward-looking statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. These risks and other factors include:

•
cost cutting and efficiency initiatives, budget reductions, Congressionally mandated automatic spending cuts, and other efforts to reduce U.S. government spending, including automatic sequestration required by the Budget Control Act of 2011 (as subsequently amended);

•
delayed funding of our contracts due to uncertainty relating to and a possible failure of Congressional efforts to approve funding of the U.S. government and to craft a long-term agreement on the U.S. government’s ability to incur indebtedness in excess of its current limits, or changes in the pattern or timing of government funding and spending (including those resulting from or related to cuts associated with sequestration);

•
current and continued uncertainty around the timing, extent, nature, and effect of ongoing Congressional and other U.S. government action to address budgetary constraints, including, but not limited to, Congressional efforts to approve funding of the U.S. government and to craft a long-term agreement on the U.S. government’s ability to incur indebtedness in excess of its current limits and the U.S. deficit;

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

•
failure to comply with numerous laws and regulations, including, but not limited to, the Federal Acquisition Regulation ("FAR"), the False Claims Act, the Defense Federal Acquisition Regulation Supplement and FAR Cost Accounting Standards and Cost Principles;

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

•
failure to maintain strong relationships with other contractors; or the failure of contractors with which we have entered into a sub- or prime-contractor relationship to meet their obligations to us or our clients;

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

•
an inability to anticipate or estimate the tax implications of changes in tax law, including the Tax Cuts and Jobs Act (the "2017 Tax Act"), or utilize existing or future tax benefits, including those related to our stock-based compensation expense, for any reason, including as a result of a change in law, such as the 2017 Tax Act;

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
Overview
For more than 100 years, business, government, and military leaders have turned to Booz Allen Hamilton to solve their most complex problems. A values-driven organization with a guiding purpose to empower people to change the world, we remain focused on providing long-term solutions to our clients' emerging and ever-changing challenges. Our people are passionate about their service to our clients and their missions and the communities in which we live and work. This is our heritage, and it is as true today as when the company was founded in 1914.
A collaborative culture is an integral part of our unique operating model, which encourages our people to bring a diversity of ideas and talent to every client engagement. Building on our legacy of passionate client service and guided by our comprehensive Vision 2020 strategy, we blend deep expertise in management consulting with advanced technical capabilities to deliver powerful solutions. By investing in markets, capabilities, and talent and building new business models, including ventures, partnerships, and product offerings, we believe we are creating sustainable quality growth for the company.
Through our dedication to our clients' missions, and a commitment to evolving our business to address their needs, we have longstanding relationships with our clients, some more than 75 years. We support critical missions for a diverse base of federal government clients, including nearly all of the U.S. government's cabinet-level departments, as well as increasingly for top-tier commercial and international clients. We support our federal government clients by helping them tackle their most complex and pressing challenges such as protecting soldiers in combat and supporting their families, advancing cyber capabilities, keeping our national infrastructure secure, enabling and enhancing digital services, transforming the healthcare system, and improving governmental efficiency to achieve better outcomes. We serve commercial clients across industries including financial services, health and life sciences, energy, and transportation to solve the hardest and most consequential challenges, including through our cybersecurity products and services. Our international clients are primarily in the Middle East, and we have a growing presence in Southeast Asia.
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
Booz Allen Holding was incorporated in Delaware in May 2008 to serve as the top-level holding company for the consolidated Booz Allen Hamilton U.S. government consulting business. On July 31, 2008, Booz Allen Hamilton completed the separation of its U.S. government consulting business from its legacy commercial and international consulting business, the spin-off of the commercial and international business, and the sale of 100% of its outstanding common stock to Booz Allen Holding, or the Carlyle Acquisition, which was majority owned by The Carlyle Group and certain of its affiliated investment funds, or Carlyle. Our company is a corporation that is the successor to the U.S. government consulting business of Booz Allen Hamilton following the separation. Between 2013 and 2016, we registered the offering and sale of common stock by Carlyle, and on December 6, 2016, Carlyle disposed of its remaining shares of the Company's Class A Common Stock in a registered secondary offering.
Our Institution and Operating Model
We operate as a single profit/loss center with a single bonus pool for partners, vice presidents, principals, and senior associates. Our operating model encourages collaboration allowing us to bring a mix of the best talent to every client engagement. Our partnership-style culture provides the operational flexibility necessary to quickly mobilize people and capabilities to react to market changes faster than our competitors. As a result, we can go to market as a whole firm rather than as a collection of individual competing business units or profit centers. Our operating model also encourages and enables continuous investment in the right markets, capabilities, and talent to position the company for further growth by anticipating what government and commercial clients will need next.
Across all markets, we address our clients’ complex and evolving needs by deploying multifaceted teams with a combination of deep mission understanding, market-leading functional capabilities, consulting talent, and true technical and engineering expertise. These client-facing teams, which are fundamental to our differentiated value proposition, better position us to create market-relevant growth strategies and plan for and meet current, future, and prospective market needs. They also help us identify and deliver against diverse client needs in a more agile manner. Our significant win rates during fiscal 2018 on new and re-competed contracts of 63% and 87%, respectively, as compared to 62% and 90%, respectively, in fiscal 2017 demonstrate the strength of this approach.
Our People
Our ability to deliver lasting value and results to our clients has always been, and continues to be, a product of the strong character, expertise and tremendous passion of our people. Our approximately 24,600 employees work to solve hard problems by making our clients' missions their own, combining decades of consulting and domain expertise with functional expertise in areas such as analytics, digital solutions, engineering, and cyber. Our talented people are supported by a culture of innovation and inclusion.
Our people at a glance:

•	77 partners

•	Nearly 28% are veterans, including 17 partners

•	Approximately 84% hold bachelor's degrees; approximately 40% hold master's degrees; and approximately 3% hold doctoral degrees

•	Approximately 69% hold security clearances
We attract and retain the best people by providing them with opportunities to grow, build skills, and be appreciated for their contributions as they work on our clients' toughest challenges. This value proposition creates a virtuous circle in which our employees know they are making a difference while growing their careers, which furthers their commitment to Booz Allen and makes them ambassadors for future talent. Booz Allen has always recognized the importance of our people and culture, and we continue to build on that strong legacy as we support our employees to meet their full potential.
We also foster the spirit of innovation through events, partnerships, programs, and tools that facilitate collaboration to tackle a common challenge or pitch new products and capabilities. It is the diversity of our employees that fuels this innovation enhancing the way we work by bringing a wealth of experiences and expertise to any challenge. We celebrate difference in all forms, building an environment of inclusion regardless of ethnicity, religion, gender, sexual orientation, age or disability.
The importance we place on our people continues to receive external recognition. For the eighth consecutive year, Booz Allen has received a perfect score on the Corporate Equality Index (CEI), a national benchmarking survey on corporate policies and practices related to LGBTQ workplace equality administered by the Human Rights Campaign Foundation. In addition, for the third consecutive year, Booz Allen received a perfect score on the 2017 Disability Equality Index (DEI), and has been named a DEI "Best Place to Work." Vault.com ranked us as #1 in public sector consulting. Fortune named the company as one of the World's Most Admired Companies and Forbes selected us as one of the Top Employers for Veterans and one of the best Management Consulting Firms for 2017. We have also been honored with industry awards that showcase our employer brand, including "One of the 9 Best Management Consulting Firms" by Business Insider, a "Top Company for People with Disabilities" by Diversity Inc, "Best for Vets" by Military Times, a "Top Company of 2017" by LinkedIn, "Working Mother Top 100", "#7 Best Places to Work in IT" by Computer World and the Alliance for Workplace Excellence Award.
Beyond their client work, our people and our Company demonstrate passionate service in their commitment to our country, military, and communities. Our social impact strategy connects people, organizations, and communities with transformational innovation and technological solutions that power human potential and wider social impact in a spirit of passionate service. For example, we support a variety of organizations assisting veterans and military families, including supporting training in cyber and science, technology, engineering, and math (STEM) careers, and providing data analytics and other tech solutions in support of operations. Our partners include USO of Metropolitan Washington-Baltimore, Hiring Our Heroes, Tragedy Assistance Program for Survivors, Blue Star Families and the Elizabeth Dole Foundation.
In the past year, we issued 379 volunteer service grants to 306 nonprofit groups for which employees volunteered more than 40 hours. Employees recorded more than 65,000 total hours of service during the year and donated generously to the American Red Cross National Disaster Relief Fund and other organizations responding to the recent and large-scale natural and man-made disasters across the United States. More broadly, we have taken a leadership role in eliminating the stigma around mental health and building more appreciation and awareness of emotional fitness in the corporate world as a partner to the nonprofit Give an Hour.
Purpose and Values. As one of the first organizations in the United States to adopt a formal code of business ethics, we have always believed that doing what's right and holding ourselves and others accountable is the only way to do business. Our people exemplify our purpose to "empower people to change the world" and live our values:
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
We offer five service offerings that drive our capacity to meet market demand. We provide a range of technological capabilities that have had an enduring impact for our clients, our people, and the communities where we live and work.
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

•
Analytics focuses on delivering transformational solutions in the areas of decision analytics (including operations research and cost estimation), automation, and data science (including predictive modeling and machine learning) as well as new or emerging areas such as deep learning and artificial intelligence. We pioneer new approaches to apply analytic technology to clients' problems, draft industry-defining publications, and introduce transformative products such as graphics processing unit (GPU) accelerated deep learning software, to the market.

•
Digital Solutions combines the power of modern systems development techniques and cloud platforms with the power of machine learning to transform customer and mission experiences. We blend in-depth client mission understanding and digital technical expertise with a consultative approach. We develop, design, and implement powerful solutions built on contemporary methodologies and modern architectures. We accelerate clients to open, cloud native environments, where capability can be securely developed and deployed at scale, and effort allocated towards data management challenges is redirected to analysis and insights.

•
Engineering delivers engineering services and solutions to define, develop, implement, sustain, and modernize complex physical systems such as the Launch and Test Range System (LTRS) for the U.S. Air Force Space Command or the Flush Air Data Systems (FADS) for NASA. We leverage mature engineering methodologies to solve our clients' most complex problems. We bring a holistic understanding of client needs and technical strategy as well as policy experts to deliver purpose-fit solutions to problems. Our engineering capabilities include external industry standard certifications (e.g., ISO 90001 and AS9100).

•
Cyber focuses on active prevention, detection, and cost effectiveness. Active prevention includes methods of securing platforms and enterprises against cyber attacks; detection is the instrumentation of networks to provide lead indicators of penetrations; and cost effectiveness includes our integrated engineering capabilities. Our cyber capabilities are rooted in our decades of service to the U.S. federal intelligence community and today afford us the opportunity to maintain technical expertise in network security. With decades of mission intelligence combined with the most advanced tools available, we help clients understand the business value of cyber risk management as well as prepare for future cybersecurity needs with a lens toward efficiency and effectiveness.

Innovation
With our solutions business, we are developing transformative solutions that build lasting value for our clients. We are advancing and creating the infrastructure and mechanics for new and disruptive business models by enabling a vibrant innovation culture, bringing a solutions mindset to our marketplace and sales force and building the company's presence and brand in the external innovation ecosystem. As a gateway to driving innovation, the solutions business combines market-prioritized needs with the company's capabilities and products. The solutions business enhances future revenue opportunities and accelerates solutions to clients, monetizes the firm's intellectual property, and creates differentiated business models and sales channels to drive greater value for our clients.
In addition, we are an essential partner in regional innovation communities all over the country. Through our innovation ecosystem, we are focused on solution co-creation and technology scouting, and are physically co-locating, co-creating, mentoring, incubating, contributing, and investing with organizations in Washington, D.C.; Boston, Massachusetts; Austin, Texas; San Francisco, California; and from Seattle, Washington to San Diego, California (the corridor of venture capitalists and digital powerhouses), with new hubs in Herndon, Virginia, Laurel, Maryland, and Charleston, South Carolina. We harness next-

generation technologies being created in academic, startup, and big technology firms to imagine and incubate new offerings, solutions, and growth for the company.
In addition to our service offerings, Booz Allen is driving focused innovation in areas expected to create integrated capabilities, drive next generation expertise, and develop business over the long term. These innovation areas include:

•
Machine Intelligence applies and scales the use of machine learning and artificial intelligence to fundamentally transform how our clients perform their missions and run their organizations in a future where people and increasingly intelligent machines collaborate to solve our hardest problems. We are continuing to develop new capabilities in exciting areas, such as quantum computing and deep learning, to create long-term differentiation and value.

•
Directed Energy technologies use high-energy lasers or high-powered microwaves to efficiently disrupt or damage targets with non-kinetic, speed-of-light engagement. Through our Directed Energy business, we can help clients as a technology maturation agent, integrator, and solutions provider.

Our Long-Term Growth Strategy
Vision 2020 is a comprehensive strategy to transform Booz Allen and create sustainable quality growth for the company. Fiscal 2018 was the fifth year of implementing the strategy, but its design reaches back to before the government market began to contract in 2011and 2012. We anticipated the market downturn and set in place a strategy that would allow us to emerge in a strong position vis-à-vis our competitors. Under Vision 2020, we are:

•	Moving closer to the center of our clients' core missions

•	Increasing the technical content of our work

•	Attracting and retaining superior talent in diverse areas of expertise

•	Leveraging innovation to deliver complex, differentiated, end-to-end solutions

•	Creating a broad network of external partners and alliances

•	Expanding into the commercial and international markets
The success of our strategy can be seen in:

•	Backlog growth, which achieved record levels during fiscal 2018

•	Headcount growth and a corresponding shift in our talent portfolio to more technical expertise in disciplines such as systems development, cyber, and analytics

•	Continued strong performance in the global commercial market

•
Execution against our capability focused acquisition strategy, most recently through the acquisition of technology firm, Morphick, Inc., which closed in October 2017, to expand Booz Allen's managed security portfolio and strengthen the firm's capability to help clients counter advanced cyber threats.

We have won highly technical, mission-critical work across our federal government business because we bring differentiated offerings that meet our clients’ toughest challenges. To propel our success against our Vision 2020 long-term strategy, we have implemented initiatives to drive innovation deeper into our markets, enhancing our ability to collaborate and achieve more for our clients and differentiating Booz Allen in the talent market to enhance our ability to attract and retain the best and the brightest.
These initiatives are ultimately designed to accelerate revenue growth and move Booz Allen further toward our goal of delivering sustainable quality growth.
Our Clients
Booz Allen is committed to solving our clients' toughest challenges, and we work with a diverse base of public and private sector clients across a number of industries, in the U.S. and internationally.
Our clients call us to work on their hardest problems, such as delivering effective healthcare, protecting soldiers in combat and their families and keeping our national infrastructure secure. We are investing in markets, capabilities, and talent and are building new business models through strategic ventures, partnerships, and product offerings.
Our government clients include substantially all of the cabinet-level departments of the U.S government. We serve commercial clients across industries including financial services, health and life sciences, energy, and transportation to solve their hardest and most consequential challenges, including through our cybersecurity products and services, and have a thriving portfolio of international clients in the Middle East and Southeast Asia.

A Large Addressable Market
We believe that the U.S government is the world's largest consumer of management and technology consulting services. The U.S. government's budget for its fiscal year ended September 30, 2017 was close to $4.0 trillion, excluding authorizations from Overseas Contingency Operations and supplemental funding for the Department of Defense. Of this amount, approximately $1.2 trillion was for discretionary budget authority, including $634 billion for the Department of Defense and intelligence community and $586 billion for civil agencies. Based on data from the Federal Procurement Data System, approximately $508 billion of the U.S. government's fiscal year 2017 discretionary outlays were non-intelligence agency funding-related products and services procured from private contractors. We estimate that $124.4 billion of the spending directed towards private contractors in U.S. government fiscal year 2017 was for management, technology, and engineering services, with $69.6 billion spent by the Department of Defense and $54.8 billion spent by civil agencies. The agencies of the U.S. intelligence community that we serve represent an additional market. These numbers also exclude a large addressable market for our services and capabilities in the global commercial markets where we have a modest but growing footprint.
During Booz Allen's fiscal 2018:

•	We derived 97% of our revenue from contracts where the end client was an agency or department of the U.S. government.

•	We delivered services under 4,997 contracts and task orders.

•	We derived 91% of our revenue in fiscal 2018 from engagements for which we acted as the prime contractor.

•	The single largest entity that we served in fiscal 2018 was the Navy Marine Corps, which represented approximately 13% of our revenue in that period.
Selected Long-Term Client Relationships

Client (1)	Relationship Length (Years)
U.S. Navy	75+
U.S. Army	65+
Department of Energy	40+
U.S. Air Force	40+
National Security Agency	35+
Department of Homeland Security	35+
Federal Bureau of Investigation	25+
Department of Health and Human Services	20+
National Reconnaissance Office	20+
A U.S. intelligence agency	20+
Internal Revenue Service	20+

(1)	Includes predecessor organizations.
Defense and Intelligence Clients
We count among our many defense and intelligence clients all four branches of the U.S. military, the Office of the Secretary of Defense, the Joint Staff and members of the intelligence community.
We help our military services take on new missions, tackle acquisition and budgeting challenges, and address the medical needs of soldiers in combat. We also help our defense and intelligence clients adopt innovative technologies, bridging the gap they face between rising mission responsibilities and declining mission funding with our heritage and expertise in consulting. In addition, we bring tools, techniques, and expertise to challenges and apply them in innovative ways.
The men and women we hire have served their country and have the experience and determination to help our defense clients keep our nation safe. Our experts in strategy development, acquisition, and operations help commanders and their staffs in the field share mission-critical information and make crucial battlefield decisions.
Revenue generated from defense clients was $2.83 billion, or approximately 45.9% of our revenue in fiscal 2018 as compared to $2.70 billion, or approximately 46.6% of our revenue in fiscal 2017. Our key defense clients include the Army, Navy/Marine Corps, Air Force, and Joint Combatant Commands. Revenue generated from defense clients also includes foreign military sales to non-U.S. government clients.

Revenue generated from intelligence clients was $1.49 billion, or approximately 24.2% of our revenue in fiscal 2018 as compared to $1.34 billion, or approximately 23.1% of our revenue in fiscal 2017. Our key intelligence clients include U.S. intelligence agencies, such as the National Security Agency, National Geospatial-Intelligence Agency, and National Reconnaissance Office; and military intelligence agencies, such as the Defense Intelligence Agency, Service Intelligence Centers, and Intelligence Surveillance Reconnaissance units.
Civil Clients
Whether ensuring the safety, security, and well-being of citizens, or boosting national competitiveness, we work with leaders in civil government to support their public service missions. We excel at tackling the most complex challenges from reforming financial regulatory oversight and evolving our healthcare system to improving information sharing among law enforcement organizations and supporting green building initiatives.
Our work spans the full breadth of civil government, including energy and the environment, financial services, health, homeland security, law enforcement, transportation, grants, international development and diplomacy, and benefits and entitlements.
We work with leaders so they make better decisions and foster better user experiences both inside and outside of their organizations.
Revenue generated from civil government was $1.65 billion, or approximately 26.7% of our revenue in fiscal 2018 as compared to $1.61 billion, or approximately 27.7% of our revenue in fiscal 2017. Our major civil government clients include the Departments of Homeland Security, Health and Human Services, Veterans Affairs, Treasury and Justice.
Global Commercial Clients
We work alongside public and private sector leaders of the world's most prestigious organizations to help shape and execute their critical agendas.
Following the 2011 expiration of our non-competition agreement with our spun-off commercial business, we re-entered the Middle East and North Africa (MENA) and Southeast Asia (SEA) markets. We originally established our international offices located in MENA more than six decades ago and our offices in SEA more than three decades ago. Since re-entering these markets, our strategy and technology consultants have empowered our clients in these regions with the knowledge and experience they need to build their own local resources and capabilities.
Revenue generated from global commercial clients was $197.0 million, or approximately 3.2% of our revenue in fiscal 2018 as compared to $152.1 million, or approximately 2.6% of our revenue in fiscal 2017. Global commercial clients are comprised of U.S. commercial and international clients. We serve commercial clients in a variety of industries including financial services, health and life sciences, energy and transportation. Our international clients include non-U.S. governments and commercial entities in the MENA region and select Asian markets.
Contracts
Booz Allen's approach has long been to ensure that we have prime or subcontractor positions on a wide range of contracts that allow clients maximum opportunity to access our services. Our diverse contract base provides stability to our business. This diversity shows that more than 75% of our revenue for fiscal 2018 was derived from 3,956 active task orders under IDIQ contract vehicles. Our top IDIQ contract vehicle represented approximately 6.2% of our revenue in our fiscal 2018. Our largest task order under an IDIQ contract vehicle accounted for approximately 2.7% of our revenue in our fiscal 2018. Our largest definite contract represented approximately 2.2% of our revenue in our fiscal 2018.
The U.S. government procures services through two predominant contracting methods: indefinite contract vehicles and definite contracts. Each of these is described below:

•
Indefinite contract vehicles provide for the issuance by the client of orders for services or products under the terms of the contract. Indefinite contracts are often referred to as contract vehicles or ordering contracts. IDIQ contracts may be awarded to one contractor (single award) or several contractors (multiple award). Under a multiple award IDIQ contract, there is no guarantee of work as contract holders must compete for individual work orders. IDIQ contracts will often include pre-established labor categories and rates, and the ordering process is streamlined (usually taking less than a month from recognition of a need to an established order with a contractor). IDIQ contracts often have multiyear terms and unfunded ceiling amounts, thereby enabling but not committing the U.S. government to purchase substantial amounts of products and services from one or more contractors in a streamlined procurement process.

•
Definite contracts call for the performance of specified services or the delivery of specified products. The U.S. government procures services and solutions through single award, definite contracts that specify the scope of services that will be delivered and identify the contractor that will provide the specified services. When an agency recognizes a need for services or products, it develops an acquisition plan, which details how it will procure those services or products. During the acquisition process, the agency may release a request for information to determine if qualified bidders exist, a draft request for a proposal to allow the industry to comment on the scope of work and acquisition strategy, and finally a formal request for a proposal. Following the evaluation of submitted proposals, the agency will award the contract to the winning bidder.
Listed below are our top IDIQ contracts for fiscal 2018 and the number of active task orders under these contracts as of March 31, 2018.

	Fiscal 2018 Revenue	% of Total Revenue	Number of Task Orders as of March 31, 2018	Expiration Date (1)
	(in millions)
Alliant	$382.6	6.2%	34	4/30/2019
One Acquisition Solution for Integrated Services	378.6	6.1%	44	9/2/2024
System Engineering and Analysis/Advanced Technology Support	275.4	4.5%	36	12/31/2019
Information Technology Schedule 70	245.0	4.0%	51	3/22/2019
Defense Systems Technical Area Tasks	242.3	3.9%	47	6/22/2019
VA TAC Transformation Twenty One Total Technology	173.7	2.8%	25	6/30/2016
Professional Services Schedule	163.3	2.6%	127	9/30/2035
Mission Oriented Business Integrated Services	120.6	2.0%	51	9/30/2017
Chief Information officer - Solutions & Partners 3	117.5	1.9%	25	5/31/2022
Booz Allen Engineering Services - Alliant	116.8	1.9%	2	4/30/2019
(1) Expiration date applies to the IDIQ vehicle. Task orders awarded under the IDIQ can run past the expiration of the IDIQ itself.
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
Booz Allen’s migration request was accepted in October of 2015 and, as a result, our individual schedules included in the GSA’s consolidation will remain in place through the end of the current option period of each individual contract to prevent the interruption of services. The revenue generated under these individual schedules will begin to decrease during this transition period. We anticipate that the decrease in revenue on the individual schedules will be offset by growth under the new professional service schedule. We anticipate this transition will have negligible impact on future revenues.
Listed below for each specified revenue band is the number of, revenue derived from, and average duration of our task orders as of March 31, 2018. The table includes revenue earned during fiscal 2018 under all task orders that were active during fiscal 2018 under these IDIQ contracts and the number of active task orders on which this revenue was earned. Average duration reflected in the table below is calculated based on the inception date of the task order, which may be prior to the beginning of fiscal 2018, and the completion date which may have been prior or subsequent to March 31, 2018. As a result, the actual average remaining duration for task orders included in this table may be less than the average duration shown in the table, and task orders included in the table may have been complete on March 31, 2018.

Segmentation of Task Order by Revenue Fiscal 2018	Number of Task Orders Active During Fiscal 2018	Fiscal 2018 Revenue (in millions)	% of Total Revenue	Average Duration (Years)

Less than $1 million	3,143	$538.3	9%	1.3
Between $1 million and $3 million	504	880.1	14%	2.0
Between $3 million and $5 million	113	439.8	7%	2.3
Between $5 million and $10 million	105	765.4	12%	2.5
Greater than $10 million	91	2,035.6	33%	2.8
Total	3,956	4,659.2	75%	1.5
Listed below are our top definite contracts for fiscal 2018 and revenue recognized under these contracts. Classified contracts that cannot be named are noted generically in the table:

	Fiscal 2018 Revenue	% of Total Revenue	Expiration Date
	(in millions)
Classified Contract	$132.9	2.2%	9/30/2021
Classified Contract	81.0	1.3%	3/7/2023
Classified Contract	51.4	0.8%	10/31/2018
Classified Contract	50.7	0.8%	6/30/2018
InnoVision Future Solutions Program	48.5	0.8%	8/31/2018
Classified Contract	35.6	0.6%	12/31/2020
Classified Contract	35.0	0.6%	9/30/2019
DTRA CTR Advisory and Assistance Services	33.4	0.5%	5/26/2021
Classified Contract	32.4	0.5%	9/30/2019
Classified Contract	27.4	0.4%	4/30/2018

Backlog
We define backlog to include the following three components:

•
Funded Backlog. Funded backlog represents the revenue value of orders for services under existing contracts for which funding is appropriated or otherwise authorized less revenue previously recognized on these contracts.

•
Unfunded Backlog. Unfunded backlog represents the revenue value of orders (including optional orders) for services under existing contracts for which funding has not been appropriated or otherwise authorized.

•
Priced Options. Priced contract options represent 100% of the revenue value of all future contract option periods under existing contracts that may be exercised at our clients’ option and for which funding has not been appropriated or otherwise authorized.

Backlog does not include any task orders under IDIQ contracts except to the extent that task orders have been awarded to us under those contracts.
The following table summarizes the value of our contract backlog as of the respective dates presented:

	As of March 31,
	2018	2017
	(In millions)
Funded	$2,685	$2,815
Unfunded	4,161	3,098
Priced options	9,174	7,679
Total backlog	$16,020	$13,592
We may never realize all of the revenue that is included in our total backlog, and there is a higher degree of risk in this regard with respect to unfunded backlog and priced options. See “Item 7. Management’s Discussion and Analysis of Financial

Condition and Results of Operations — Factors and Trends Affecting Our Results of Operations — Sources of Revenue—Contract Backlog” for additional disclosure regarding our backlog. See also “Item 1A. Risk Factors—Risks Related to Our Business—We may not realize the full value of our backlog, which may result in lower than expected revenue.”
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
Changing government policies and market dynamics are impacting the competitive landscape. In the past, the government's focus on organizational conflicts of interest have driven divestitures, which have changed the competitive landscape. More recently, there has been increasing pressure from government clients to utilize small businesses, due in large part to a push by both past and present administrations to bolster the economy by helping small business owners. Finally, due to the foregoing factors and the drive in our markets to quickly build competencies in growth areas and achieve economies of scale, we believe that consolidation activity among market participants will continue.
In the course of doing business, we compete and collaborate with companies of all types and sizes. We strive to maintain positive and productive relationships with these organizations. Some of them hire us as a subcontractor, and we hire some of them to work with us as our subcontractors. Our major competitors include: (1) contractors focused principally on the provision of services to the U.S. government, (2) large defense contractors that provide both products and services to the U.S. government, and (3) diversified service providers. We compete based on our technical expertise and client knowledge, our ability to successfully recruit appropriately skilled and experienced talent, our ability to deliver cost-effective multifaceted services in a timely manner, our reputation and relationship with our clients, our past performance, security clearances, and the size and scale of our company. In addition, to maintain our competitive position, we routinely review our operating structure, capabilities, and strategy to determine whether we are effectively meeting the needs of existing clients, effectively responding to developments in our markets, and successfully building a platform intended to provide the foundation for the future growth of our business.
Patents and Proprietary Information
Our management and technology consulting services business utilizes a variety of proprietary rights in delivering products and services to our clients. We claim a proprietary interest in certain of our service offerings, products, software tools, methodologies, and know-how and also have certain licenses to third-party intellectual property that may be significant to our business. While we have several patents issued in the United States and patents pending both in the United States and in certain foreign countries, we do not consider our overall business to be materially dependent on the protection of such patents. In addition, we have a number of trade secrets that contribute to our success and competitive position, and we endeavor to protect this proprietary information. While protecting trade secrets and proprietary information is important, we are not materially dependent on any specific trade secret or group of trade secrets.
We rely on a combination of nondisclosure agreements and other contractual arrangements, as well as copyright, trademark, patent, and trade secret laws to protect our proprietary information. We also enter into proprietary information and intellectual property agreements with employees, which require them to disclose any inventions created during employment, to convey such rights to inventions to us, and to restrict any disclosure of proprietary information. We have a variety of proprietary marks registered in the United States and certain foreign countries, including "Booz Allen Hamilton." Generally, registered trademarks have perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks. We have registered trademarks related to our name and logo in the United States, with the earliest renewal in March 2020, while the earliest renewal for our trademarks outside of the United States is October 2019.
For our work under U.S. government funded contracts and subcontracts, the U.S. government obtains certain rights to data, software, and related information developed under such contracts or subcontracts. These rights generally allow the U.S. government to disclose such data, software, and related information to third parties, which may include our competitors in some instances. In the case of our work as a subcontractor, our prime contractor may also have certain rights to data, information, and products we develop under the subcontract.
Booz Allen Hamilton and other trademarks or service marks of Booz Allen Hamilton Inc. appearing in this Annual Report are the trademarks or registered trademarks of Booz Allen Hamilton Inc. Trade names, trademarks, and service marks of other companies appearing in this Annual Report are the property of their respective owners.

Regulation
As a contractor to the U.S. government, as well as state and local governments, we are heavily regulated in most fields in which we operate. We deal with numerous U.S. government agencies and entities, and, when working with these and other entities, we must comply with and are affected by unique laws and regulations relating to the formation, administration, and performance of public government contracts. Some significant laws and regulations that affect us include:

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

•
laws, regulations, and executive orders, including the Anti-Kickback Act, regulating the handling, use, and dissemination of personally identifiable information in the course of performing a U.S. government contract;

•
international trade compliance laws, regulations and executive orders that prohibit business with certain sanctioned entities and require authorization for certain exports or imports in order to protect national security and global stability;

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

Given the magnitude of our revenue derived from contracts with the Department of Defense, the Defense Contract Audit Agency, or DCAA, is our cognizant government audit agency. The DCAA audits the adequacy of our internal control systems and policies including, among other areas, compensation. The Defense Contract Management Agency, or DCMA, our cognizant government contract management agency, may determine that a portion of our employee compensation is unallowable based on the findings and recommendations in the DCAA's audits. In addition, the DCMA directly reviews the adequacy of certain other business systems, such as our purchasing system. See “Item 1A. Risk Factors — Risk Related to Our Industry — Our contracts, performance, and administrative processes and systems are subject to audits, reviews, investigations, and cost adjustments by the U.S. government, which could reduce our revenue, disrupt our business, or otherwise materially adversely affect our results of operations.” We are also subject to audit by Inspectors General of other U.S. government agencies.
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
The U.S. government has a broad range of actions that it can instigate in order to enforce its procurement law and policies. These include proposing a contractor, certain of its operations or individual employees for debarment or suspending or debarring a contractor, certain of its operations or individual employees from future government business. In addition to criminal, civil and administrative actions by the U.S. government, under the False Claims Act, an individual alleging fraud related to payments under a U.S. government contract or program may file a qui tam lawsuit on behalf of the government against us; if successful in obtaining a judgment or settlement, the individual filing the suit may receive up to 30% of the amount recovered by the government.
See “Item 1A. Risk Factors—Risks Related to Our Business—We are required to comply with numerous laws and regulations, some of which are highly complex, and our failure to comply could result in fines or civil or criminal penalties or suspension or debarment by the U.S. government that could result in our inability to continue to work on or receive U.S. government contracts, which could materially and adversely affect our results of operations.”
Available Information
We file annual, quarterly, and current reports and other information with the Securities and Exchange Commission, or SEC. You may read and copy any documents that we file at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. You may call the SEC at 1-800-SEC-0330 to obtain further information about the public reference room. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC, including us. You may also access, free of charge, our reports filed with the SEC (for example, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K and any amendments to those forms) through the “Investors” portion of our website (www.boozallen.com). Reports filed with or furnished to the SEC will be available as soon as reasonably practicable after they are filed with or furnished to the SEC. Our website is included in this Annual Report as an inactive textual reference only. The information found on our website is not part of this or any other report filed with or furnished to the SEC.

Item 1A.	Risk Factors
You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Annual Report, including our consolidated financial statements and related notes. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, and results of operations. This Annual Report also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.
Risks Related to Our Business
We depend on contracts with U.S. government agencies for substantially all of our revenue. If our relationships with such agencies are harmed, our future revenue and operating profits would decline.
The U.S. government is our primary client, with revenue from contracts and task orders, either as a prime or a subcontractor, with U.S. government agencies accounting for 97% of our revenue for fiscal 2018. Our belief is that the successful future growth of our business will continue to depend primarily on our ability to be awarded work under U.S. government contracts, as we expect this will be the primary source of substantially all of our revenue in the foreseeable future. For this reason, any issue that compromises our relationship with the U.S. government generally or any U.S. government agency that we serve would cause our revenue to decline. Among the key factors in maintaining our relationship with U.S. government agencies are our performance on contracts and task orders, the strength of our professional reputation, compliance with applicable laws and regulations, and the strength of our relationships with client personnel. In addition, the mishandling or the perception of mishandling of sensitive information, such as our failure to maintain the confidentiality of the existence of our business relationships with certain of our clients, including as a result of misconduct or other improper activities by our employees or subcontractors, or a failure to maintain adequate protection against security breaches, including those resulting from cyber attacks, could harm our relationship with U.S. government agencies. See "—Our employees or subcontractors may engage in misconduct or other improper activities, which could harm our ability to conduct business with U.S. government." Our relationship with the U.S. government could also be damaged as a result of an agency’s dissatisfaction with work performed by us, a subcontractor, or other third parties who provide services or products for a specific project for any reason, including due to perceived or actual deficiencies in the performance or quality of our work, and we may incur additional costs to address any such situation and the profitability of that work might be impaired. Further, negative publicity concerning government contractors in general or us in particular may harm our reputation with federal government contractors. To the extent our reputation or relationships with U.S. government agencies is impaired, our revenue and operating profits could materially decline.
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

•
U.S. government shutdowns due to, among other reasons, a failure by elected officials to fund the government (such as that which occurred during government fiscal year 2014 and, to a lesser extent, government fiscal year 2018) or weather-related closures in the Washington, D.C. area and other potential delays in the appropriations process;

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

The U.S. government budget deficits, the national debt, and the prevailing economic condition, and actions taken to address them, could continue to negatively affect the U.S. government expenditures on defense, intelligence, and civil programs for which we provide support. The Department of Defense is one of our significant clients and cost cutting, including through consolidation and elimination of duplicative organizations and insourcing, has become a major initiative for the Department of Defense. In particular, the Budget Control Act of 2011 (as subsequently amended) provides for automatic spending cuts (referred to as sequestration) totaling approximately $1.2 trillion between 2013 and 2021, including an estimated $500 billion in federal defense spending cuts over this time period. Most recently, the Bipartisan Budget Act of 2018 amended the discretionary spending limits established by the Budget Control Act of 2011, as amended, for the government fiscal 2018 and 2019 budgets across the federal government and increased the prior discretionary spending cap in both defense and non-defense. Pursuant to the Consolidated Appropriations Act, 2018, the new Department of Defense spending limit is approximately $660 billion for government fiscal 2018, including an allocation of $65 billion in overseas contingency operations funding. While recent budget actions reflect a more measured and strategic approach to addressing the U.S. government’s fiscal challenges, there remains uncertainty as to how exactly budget cuts, including sequestration, will impact us, and we are therefore unable to predict the extent of the impact of such cuts on our business and results of operations. However, a reduction in the amount of or reductions, delays, or cancellations of funding for, services that we are contracted to provide to the Department of Defense as a result of any of these related initiatives, legislation or otherwise could have a material adverse effect on our business and results of operations. In addition, in response to an Office of Management and Budget mandate, government agencies have reduced management support services spending in recent years. If federal awards for management support services continue to decline, our revenue and operating profits may materially decline and further efforts by the Office of Management and Budget to decrease federal awards for management support services could have a material and adverse effect on our business and results of operations.
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

•
laws, regulations, and executive orders, including the Anti-Kickback Act, regulating the handling, use, and dissemination of personally identifiable information in the course of performing a U.S. government contract;

•
international trade compliance laws, regulations and executive orders that prohibit business with certain sanctioned entities and require authorization for certain exports or imports in order to protect national security and global stability;

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
Further, if the U.S. government were to initiate suspension or debarment proceedings against us or if we are indicted for or convicted of illegal activities relating to our U.S. government contracts following an audit, review, or investigation, we may lose our ability to be awarded contracts in the future or receive renewals of existing contracts for a period of time which could materially and adversely affect our results of operations or financial condition. We could also suffer harm to our reputation if allegations of impropriety were made against us, which would impair our ability to win awards of contracts in the future or receive renewals of existing contracts. See "Item 1. Business — Regulation."
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
We believe that one of the key elements of our success is our position as the holder of 3,956 active task orders under IDIQ contract vehicles as of March 31, 2018. Our ability to maintain our existing business and win new business depends on our ability to maintain our prime and subcontractor positions on these contracts. The loss, without replacement, of certain of these contract vehicles could have a material adverse effect on our ability to win new business and our operating results. In addition, if the U.S. government elects to use a contract vehicle that we do not hold, we will not be able to compete for work under that contract vehicle as a prime contractor.
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
We enter into three general types of U.S. government contracts for our services: cost-reimbursable, time-and-materials, and fixed-price. For fiscal 2018, we derived 51% of our revenue from cost-reimbursable contracts, 25% from time-and-materials contracts and 24% from fixed-price contracts.
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
Under fixed-price contracts, we perform specific tasks for a predetermined price. Compared to time-and-materials and cost-reimbursable contracts, fixed-price contracts generally offer higher margin opportunities because we receive the benefits of any cost savings, but involve greater financial risk because we bear the impact of any cost overruns. The U.S. government has generally indicated that it intends to increase its use of fixed price contract procurements. Because we assume the risk for cost overruns and contingent losses on fixed-price contracts, an increase in the percentage of fixed-price contracts in our contract mix would increase our risk of suffering losses.
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
As of March 31, 2018, our total backlog was $16.0 billion, of which $2.7 billion was funded. We define backlog to include the following three components:

•
Funded Backlog. Funded backlog represents the revenue value of orders for services under existing contracts for which funding is appropriated or otherwise authorized, less revenue previously recognized on these contracts.

•
Unfunded Backlog. Unfunded backlog represents the revenue value of orders (including optional orders) for services under existing contracts for which funding has not been appropriated or otherwise authorized.

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
We historically have not realized all of the revenue included in our total backlog, and we may not realize all of the revenue included in our total backlog in the future. There is a somewhat higher degree of risk in this regard with respect to unfunded backlog and priced options. In addition, there can be no assurance that our backlog will result in actual revenue in any particular period. This is because the actual receipt, timing, and amount of revenue under contracts included in backlog are subject to various contingencies, including congressional appropriations, many of which are beyond our control. In particular, delays in the completion of the U.S. government’s budgeting process and the use of continuing resolutions could adversely affect our ability to timely recognize revenue under our contracts included in backlog. Furthermore, the actual receipt of revenue from contracts included in backlog may never occur or may be delayed because: a program schedule could change or the program could be canceled; a contract’s funding or scope could be reduced, modified, delayed, or terminated early, including as a result of a lack of appropriated funds or as a result of cost cutting initiatives and other efforts to reduce U.S. government spending and/or the automatic federal defense spending cuts required by sequestration; in the case of funded backlog, the period of performance for the contract has expired; in the case of unfunded backlog, funding may not be available; or, in the case of priced options, our clients may not exercise their options. In addition, consulting staff headcount growth is the primary means by which we are able to recognize revenue growth. Any inability to hire additional appropriately qualified personnel or failure to timely and effectively deploy such additional personnel against funded backlog could negatively affect our ability to grow our revenue. We may also not recognize revenue on funded backlog due to, among other reasons, the tardy submissions of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a predetermined expiration date such as the end of the U.S. government's fiscal year. The amount of our funded backlog is also subject to change, due to, among other factors: changes in congressional appropriations that reflect changes in U.S. government policies or priorities resulting from various military, political, economic or international developments; changes in the use of U.S. government contracting vehicles, and the provisions therein used to procure our services; and adjustments to the scope of services under, or cancellation of contracts, by the U.S. government at any time. Furthermore, even if our backlog results in revenue, the contracts may not be profitable.
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
We estimate that revenue derived from contracts under which we acted as a subcontractor to other companies represented 9% of our revenue for fiscal 2018. As a subcontractor, we often lack control over fulfillment of a contract, and poor performance on the contract could tarnish our reputation, even when we perform as required, and could cause other contractors to choose not to hire us as a subcontractor in the future. If the U.S. government terminates or reduces other prime contractors’ programs or does not award them new contracts, subcontracting opportunities available to us could decrease, which would have a material adverse effect on our financial condition and results of operations. In addition, as a subcontractor, we may be unable to collect payments owed to us by the prime contractor, even if we have performed our obligations under the contract, as a result of, among other things, the prime contractor’s inability to fulfill the contact. Due to certain common provisions in subcontracts in certain countries, we could also experience delays in receiving payment if the prime contractor experiences payment delays, which could have an adverse effect on our financial condition and results of operations.

Adverse judgments or settlements in legal disputes could result in materially adverse monetary damages or injunctive relief and damage our reputation.
We are subject to, and may become a party to, a variety of litigation or other claims and suits that arise from time to time in the ordinary course of our business. For example, our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government which may include such investigative techniques as subpoenas or civil investigative demands. As more fully described under "Item 3. Legal Proceedings", the U.S. Department of Justice (the "DOJ") is conducting a civil and criminal investigation of the Company, and the Company has also been in contact with other regulatory agencies and bodies, including the Securities and Exchange Commission, which notified the Company that it is conducting an investigation that the Company believes relates to matters that are also the subject of the DOJ's investigation. The Company may receive additional regulatory or governmental inquiries related to the matters that are the subject of the DOJ's investigation. In accordance with the Company's practice, the Company is cooperating with all relevant government parties. The total cost associated with these matters will depend on many factors, including the duration of these matters and any related finding. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. Any such claims or investigations may be time-consuming, costly, divert management resources, or otherwise have a material adverse effect on our result of operations.
Additionally, over time, we have had disputes with current and former employees involving alleged violations of civil rights, wage and hour, and worker’s compensation laws. Further, as more fully described under “Item 3. Legal Proceedings,” six former officers and stockholders who had departed the company prior to the Carlyle Acquisition have filed a total of nine suits in various jurisdictions against us and certain of our current and former directors and officers. Each of the suits arises out of the acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the Carlyle Acquisition. Three of these suits have been dismissed with all appeals exhausted. Two suits were settled on April 16, 2015. One of the remaining suits had its Petition for Writ of Certiorari to the United States Supreme Court denied and the other three were consolidated and ultimately dismissed. The United States Court of Appeals for the Second Circuit affirmed dismissal of the suit on July 13, 2017, except for one plaintiff's securities fraud claim, which was remanded to give the plaintiff leave to file another amended complaint. On April 6, 2018, the plaintiff filed an amended complaint, alleging that the Company and certain former officers and directors violated Sections 10(b), 20(a) and 14(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On April 25, 2018, the court entered an order postponing the deadline within which the defendants must answer or move to dismiss the amended complaint.
The results of litigation and other legal proceedings, including the other claims described under "Item 3. Legal Proceedings," are inherently uncertain and adverse judgments or settlements in some or all of these legal disputes may result in materially adverse monetary damages or injunctive relief against us. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or obtain adequate insurance in the future. The litigation and other legal proceedings described under “Item 3. Legal Proceedings” are subject to future developments and management’s view of these matters may change in the future.
We face certain significant risk exposures and potential liabilities that may not be adequately covered by indemnity or insurance.
A significant portion of our business relates to designing, developing, and manufacturing advanced defense and technology systems and products, including cybersecurity products and services. New technologies may be untested or unproven. We maintain insurance policies that mitigate against risk and potential liabilities related to our operations. This insurance is maintained in amounts that we believe are reasonable. However, our insurance coverage may not be adequate to cover those claims or liabilities, and we may be forced to bear significant costs from an accident or incident. The amount of the insurance coverage we maintain or indemnification to which we may be contractually or otherwise entitled may not be adequate to cover all claims or liabilities. Accordingly, we may be forced to bear substantial costs resulting from risks and uncertainties of our business which would negatively impact our results of operations, financial condition or liquidity.
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
We create, implement, and maintain information technology and engineering systems and also use vendors to provide services that are often critical to our clients' operations, some of which involve sensitive information and may be conducted in war zones or other hazardous environments, or include information whose confidentiality is protected by law. As a result, we are subject to systems or service failures, not only resulting from our own failures or the failures of third-party service providers, natural disasters, power shortages, or terrorist attacks, but also from continuous exposure to cyber and other security threats, including computer viruses and malware, attacks by computer hackers or physical break-ins. There has been an increase in the frequency and sophistication of the cyber and security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us because, as a cybersecurity services contractor, we hold classified, controlled unclassified and other sensitive information. As a result, we and our vendors face a heightened risk of a security breach or disruption resulting from an attack by computer hackers, foreign governments, and cyber terrorists. While we put in place policies, controls, and technologies to help detect and protect against such attacks, we cannot guarantee that future incidents will not occur, and if an incident does occur, we may not be able to successfully mitigate the impact. We have been the target of these types of attacks in the past and future attacks are likely to occur. If successful, these types of attacks on our network or other systems or service failures could have a material adverse effect on our business and results of operations, due to, among other things, the loss of client or proprietary data, interruptions or delays in our clients' businesses, and damage to our reputation. In addition, the failure or disruption of our systems, communications, vendors, or utilities could cause us to interrupt or suspend our operations, which could have a material adverse effect on our business and results of operations. In addition, if our employees inadvertently do not adhere to appropriate information security protocols, our protocols are inadequate, or our employees intentionally avoid these protocols, our or our clients' sensitive information may be released thereby causing significant negative impacts to our reputation and exposing us or our clients to liability.
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

The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Additionally, some cyber technologies and techniques that we utilize or develop may raise potential liabilities related to legal compliance intellectual property and civil liberties, including privacy concerns, which may not be fully insured or indemnified. We may not be able to obtain and maintain insurance coverage on reasonable terms or in sufficient amounts to cover one or more large claims, or the insurer may disclaim coverage as to some types of future claims. The successful assertion of any large claim against us could seriously harm our business. Even if not successful, these claims could result in significant legal and other costs, may be a distraction to our management, and may harm our client relationships. In certain new business areas, we may not be able to obtain sufficient insurance and may decide not to accept or solicit business in these areas.
As a contractor supporting defense and national security clients, we are also subject to regulatory compliance requirements under the Defense Federal Acquisition Regulation Supplement and other federal regulations requiring that our networks and IT systems comply with the security and privacy controls in National Institute of Standards and Technology Special Publications. To the extent that we do not comply with the applicable security and control requirements, unauthorized access or disclosure of sensitive information could potentially result in a contract termination that has a material adverse effect on our business and financial results and reputational harm.
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
We are focused on growing our presence in our addressable markets by: expanding our relationships with existing clients, developing new clients by leveraging our core competencies, further developing our existing capabilities and service offerings, creating new capabilities and service offerings to address our clients' emerging needs, and undertaking business development efforts focused on identifying near-term developments and long-term trends that may pose significant challenges for our clients. These efforts entail inherent risks associated with innovation and competition from other participants in those areas, potential failure to help our clients respond to the challenges they face, our ability to comply with uncertain evolving legal standards applicable to certain of our service offerings, including those in the cybersecurity area, and, with respect to potential international growth, risks associated with operating in foreign jurisdictions, such as compliance with applicable foreign and U.S. laws and regulations that may impose different and, occasionally, conflicting or contradictory requirements, and the economic, legal, and political conditions in the foreign jurisdictions in which we operate. As we attempt to develop new relationships, clients, capabilities, and service offerings, these efforts could harm our results of operations due to, among other things, a diversion of our focus and resources and actual costs, opportunity costs of pursuing these opportunities in lieu of others and a failure to reach a profitable return on our investments in new technologies, capabilities, and businesses, including expenses on research and development investments, and these efforts could ultimately be unsuccessful. Additionally, the possibility exists that our competitors might develop new capabilities or service offerings that might cause our existing capabilities and service offerings to become obsolete. If we fail in our new capabilities development efforts or our capabilities or services fail to achieve market acceptance more rapidly than our competitors, our ability to procure new contracts could be negatively impacted, which would negatively impact our results of operations and financial condition.
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
We are subject to risks associated with operating internationally.
Our business operations are subject to a variety of risks associated with conducting business internationally, including:

•	Changes in or interpretations of laws or policies that may adversely affect the performance of our services;

•	Political instability in foreign countries;

•	Imposition of inconsistent or contradictory laws or regulations;

•	Reliance on the U.S. or other governments to authorize us to export products, technology, and services to clients and other business partners;

•	Conducting business in places where laws, business practices, and customs are unfamiliar or unknown; and

•	Imposition of limitations on or increase of withholding and other taxes on payments by foreign subsidiaries or joint ventures.
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
We may consummate acquisitions, investments, joint ventures and divestitures, which involve numerous risks and uncertainties.
As part of our operating strategy, we selectively pursue acquisitions, investments, partnerships and joint ventures. For example, in January 2017, we acquired eGov Holdings, Inc. (d/b/a Aquilent) and in October 2017, we acquired Morphick, Inc. These transactions pose many risks, including:

•	we may not be able to identify suitable acquisition and investment candidates at prices we consider attractive;

•
we may not be able to compete successfully for identified acquisition and investment candidates, complete acquisitions and investments, or accurately estimate the financial effect of acquisitions and investments on our business;

•	future acquisitions and investments may require us to issue common stock or spend significant cash, resulting in dilution of ownership or additional debt leverage;

•	we may have difficulty retaining an acquired company’s key employees or clients;

•
we may have difficulty integrating acquired businesses and investments, resulting in unforeseen difficulties, such as incompatible accounting, information management, or other control systems, and greater expenses than expected;

•	acquisitions and investments may disrupt our business or distract our management from other responsibilities;

•
as a result of an acquisition or investment, we may incur additional debt and we may need to record write-downs from future impairments of intangible assets, each of which could reduce our future reported earnings; we may have difficulty integrating personnel from the acquired company with our people and our core values; and

•	we may not be able to effectively influence the operations of our joint ventures or partnerships, or we may be exposed to certain liabilities if our partners do not fulfill their obligations.
In connection with any acquisition or investment that we make, there may be liabilities that we fail to discover or that we inadequately assess, and we may fail to discover any failure of a target company to have fulfilled its contractual obligations to the U.S. government or other clients. Acquired entities and investments may not operate profitably or result in improved operating performance. Additionally, we may not realize anticipated synergies, business growth opportunities, cost savings, and other benefits, which could have a material adverse effect on our business and results of operations.
In addition, we may divest businesses, including businesses that are no longer a part of our ongoing strategic plan. These divestitures similarly require significant investment of time and resources, may disrupt our business, distract management from other responsibilities and may result in losses on disposal or continued financial involvement in the divested business, including through indemnification, guarantee or other financial arrangements, for a period of time, following the transaction, which could adversely affect our financial results. In addition, we may be unable to complete strategic divestitures on satisfactory terms and conditions, including non-competition arrangements, or within expected time frames.
Goodwill represents a significant asset on our balance sheet, and changes in future business conditions could cause these investments to become impaired, requiring substantial write-downs that would reduce our operating income.
As of March 31, 2018, the value of our goodwill was $1.6 billion. The amount of our recorded goodwill may substantially increase in the future as a result of any acquisitions that we make. We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. Impairment analysis is based on several factors requiring judgment and the use of estimates, which are inherently uncertain and based on assumptions that may prove to be inaccurate. Additionally, material changes in our financial outlook, as well as events outside of our control, such as deteriorating market conditions for companies in our industry, may indicate a potential impairment. When there is an impairment, we are required to write down the recorded amount of goodwill, which is reflected as a charge against operating income. Such non-cash impairment charges could have a material adverse effect on our results of operations in the period in which they are recognized.
Changes in tax law, including the 2017 Tax Act, could adversely impact our results of operations.
We may incur additional tax liabilities in the future as a result of changes in tax laws and regulations or as a result of the implementation of existing tax laws. In particular, we are continuing to analyze certain provisions of the 2017 Tax Act which was enacted on December 22, 2017. While the new law decreased the U.S. federal corporate tax rate to 21 percent, we do not yet know what all of the consequences of the 2017 Tax Act will be, which may result in volatility and/or an increase to our effective tax rate. We have recorded in our consolidated financial statements provisional amounts based on current estimates of the effects of the 2017 Tax Act in accordance with our current understanding of the 2017 Tax Act and currently available guidance. We will continue to assess the effect of the 2017 Tax Act on our business as it relates to acceleration of depreciation, limitation on the deductibility of certain executive compensation, taxes on low taxed intangible foreign income as well as deduction for foreign derived intangible income. The final amounts may be significantly affected by regulations and interpretive guidance expected to be issued by the tax authorities, clarifications of the accounting treatment of various items, our additional analysis, and our refinement of our estimates of the effects of the 2017 Tax Act, and therefore, such final amounts may be materially different than our current provisional amounts, which could materially affect our tax obligations and effective tax rate. In addition, other countries may consider tax law changes in reaction to the 2017 Tax Act. Any changes in other taxing jurisdictions' administrative interpretations, decisions, policies and positions could also impact our tax liabilities. For additional information regarding the 2017 Tax Act and the provisional tax amounts recorded in our consolidated financial statements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Estimates and Policies". For a description of our related accounting policies, refer to Note 2 and Note 13 to our accompanying consolidated financial statements.
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
On an annual basis, the U.S. Congress must approve budgets that govern spending by each of the federal agencies we support. When the U.S. Congress is unable to agree on budget priorities, and thus is unable to pass the annual budget on a timely basis, the U.S. Congress typically enacts a continuing resolution. A continuing resolution allows government agencies to operate at spending levels approved in the previous budget cycle. Under a continuing resolution, funding may not be available for new projects. In addition, when government agencies operate on the basis of a continuing resolution, they may delay funding we expect to receive on contracts we are already performing. Any such delays would likely result in new business initiatives being delayed or canceled and a reduction in our backlog, and could have a material adverse effect on our revenue and operating results. In addition, a failure to complete the budget process and fund government operations pursuant to a continuing resolution may result in a federal government shutdown (such as that which occurred during the government fiscal year 2014 and, to a lesser extent, government fiscal year 2018). A shutdown may result in us incurring substantial costs without reimbursement under our contracts and the delay or cancellation of key programs or the delay of contract payments, which could have a material adverse effect on our revenue and operating results. In addition, when supplemental appropriations are required to operate the U.S. government or fund specific programs and passage of legislation needed to approve any supplemental appropriation bill is delayed, the overall funding environment for our business could be adversely affected.
Risks Related to Our Indebtedness
We have substantial indebtedness and may incur substantial additional indebtedness, which could adversely affect our financial health and our ability to obtain financing in the future as well as to react to changes in our business.
As of March 31, 2018, we had total indebtedness of approximately $1.8 billion and $498.6 million of availability under our revolving credit facility (the “Revolving Credit Facility”). We are able to, and may, incur additional indebtedness in the future, subject to the limitations contained in the agreements governing our indebtedness. Our substantial indebtedness could have important consequences to holders of our common stock, including:

▪
making it more difficult for us to satisfy our obligations with respect to our Secured Credit Facility, consisting of a $1,094 million term loan facility (“Term Loan A”), a $395 million term loan facility (“Term Loan B” and, together with Term Loan A, the “Term Loans”) and a $500 million Revolving Credit Facility, with a sublimit for letters of credit of $100 million, our $350 million in aggregate principal amount of 5.125% Senior Notes due 2025 (the “Senior Notes”) and our other debt;

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
Although the Secured Credit Facility and the indenture governing the Senior Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. In addition, the Revolving Credit Facility provides for commitments of $500 million, which as of March 31, 2018, had availability of $498.6 million. Additionally, the used portion as it pertains to open standby letters of credit and bank guarantees totaled $1.4 million. Furthermore, subject to specified conditions, without the consent of the then-existing lenders (but subject to the receipt of commitments), the indebtedness under the Secured Credit Facility may be increased by up to (x) $400 million plus (y) an additional amount if, after giving pro forma effect to the incurrence of such additional amount and after giving effect to any acquisition consummated concurrently therewith and all other appropriate pro forma adjustment events, the consolidated net senior secured leverage ratio is equal to or less than 3.50:1.00. If new debt is added to our current debt levels, the related risks that we and the guarantors now face would increase and we may not be able to meet all our debt obligations, including the repayment of the Senior Notes.
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

If we cannot make scheduled payments on our debt, we will be in default and lenders under our Secured Credit Facility and holders of the Senior Notes could declare all outstanding principal and interest to be due and payable, the lenders under the Revolving Credit Facility could terminate their commitments to loan money, the lenders could foreclose against the assets securing their loans and we could be forced into bankruptcy or liquidation. All of these events could result in you losing some or all of the value of your investment.
The terms of the agreements governing our indebtedness restrict our current and future operations, particularly our ability to respond to changes or to take certain actions, which could harm our long-term interests.
The Secured Credit Facility and the indenture governing the Senior Notes contain covenants that, among other things, impose significant operating and financial restrictions on us and limit our ability to engage in actions that may be in our long-term best interest, including restrictions on our ability to:

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
Based on Term Loans outstanding as of March 31, 2018 and assuming all revolving loans are fully drawn, and after considering interest rate swaps that fixed the interest rate on $450 million of principal of our variable rate debt, each quarter point change in interest rates would result in a $3.8 million change in our projected annual interest expense on our indebtedness under the Secured Credit Facility. We have entered into interest rate swaps and may in the future enter into additional interest rate swaps, that involve the exchange of floating for fixed rate interest payments in order to reduce future interest rate volatility of our variable rate indebtedness. However, due to risks for hedging gains and losses and cash settlement costs, we may not elect to maintain such interest rate swaps, and any swaps may not fully mitigate our interest rate risk.
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
The operations of Booz Allen Holding are conducted almost entirely through its subsidiaries and its ability to generate cash to meet its debt service obligations or to pay dividends is highly dependent on the earnings and the receipt of funds from its subsidiaries via dividends or intercompany loans. Further, the Secured Credit Facility and indenture governing the Senior Notes significantly restricts the ability of our subsidiaries to pay dividends or otherwise transfer assets to us. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock.
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
The board of directors has authorized and declared a regular quarterly dividend for each quarter in the last several years. The board of directors has also authorized and declared special cash dividends from time to time. The declaration of any future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to the discretion of the board of directors taking into account future earnings, cash flows, financial requirements and other factors. There can be no assurance that the board of directors will declare any dividends in the future. To the extent that expectations by market participants regarding the potential payment, or amount, of any special or regular dividend prove to be incorrect, the price of our common stock may be materially and negatively affected and investors that bought shares of our common stock based on those expectations may suffer a loss on their investment. Further, to the extent that we declare a regular or special dividend at a time when market participants hold no such expectations or the amount of any such dividend exceeds current expectations, the price of our common stock may increase and investors that sold shares of our common stock prior to the record date for any such dividend may forego potential gains on their investment.
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
We do not own any facilities or real estate. Our corporate headquarters is located at 8283 Greensboro Drive, McLean, Virginia 22102. We lease other operating offices and facilities throughout North America, and a limited number of overseas locations. Our principal offices outside of McLean, Virginia include: Annapolis Junction, Maryland; Rockville, Maryland; Laurel, Maryland; San Diego, California; Herndon, Virginia; Charleston, South Carolina; Arlington, Virginia; Alexandria, Virginia; and Washington, D.C. We have a number of Sensitive Compartmented Information Facilities, which are enclosed areas within buildings that are used to perform classified work for the U.S. Intelligence Community. Many of our employees are located in facilities provided by the U.S. government. The total square footage of our leased offices and facilities is approximately 2.60 million square feet. We believe our facilities meet our current needs.

Item 3.	Legal Proceedings
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information,we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of March 31, 2018 and 2017, there were no material amounts accrued in the consolidated financial statements related to these proceedings.
Six former officers and stockholders who had departed the company prior to the Carlyle Acquisition have filed a total of nine suits in various jurisdictions, with original filing dates ranging from July 3, 2008 through December 15, 2009, against us and certain of our current and former directors and officers. Three of these suits were amended on July 2, 2010 and then further amended into one consolidated complaint on September 7, 2010. Another two of the original nine suits were consolidated into one complaint on September 24, 2014. Each of the suits arises out of the Carlyle Acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the Carlyle Acquisition. Some of the suits also allege that the acquisition price paid to stockholders was insufficient. The various suits assert claims for breach of contract, tortious interference with contract, breach of fiduciary duty, civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations, violations of the Employee Retirement Income Security Act, or ERISA, and/or securities and common law fraud. Three of these suits have been dismissed with all appeals exhausted. The two suits that were consolidated into one action on September 24, 2014 were settled on April 16, 2015. One of the remaining suits has been dismissed by the United States District Court for the Southern District of California and such dismissal was upheld by the United States Court of Appeals for the Ninth Circuit. The plaintiff in this suit subsequently filed a Petition for Writ of Certiorari to the United States Supreme Court, which was denied by the United States Supreme Court on January 9, 2017. The other three remaining suits that were previously consolidated on September 7, 2010 have been dismissed by the United States District Court for the Southern District of New York and were on appeal before the United States Court of Appeals for the Second Circuit. On July 13, 2017, the United States Court of Appeals for the Second Circuit affirmed the ruling of the United States District Court for the Southern District of New York, except for one plaintiff's securities fraud claim, which was remanded to the United States District Court for the Southern District of New York to give the plaintiff, Paul Kocourek, leave to file another amended complaint to attempt to plead a securities fraud claim. On April 6, 2018, the plaintiff filed an amended complaint in which Mr. Kocourek, individually, as Trustee of the Paul Kocourek Trust and on behalf of a putative class, alleges that the Company and certain former officers and directors violated Sections 10(b), 20(a) and 14(e) of the Exchange Act. On April 25, 2018, the court entered an order postponing the deadline within which the defendants must answer or move to dismiss the amended complaint. A lead plaintiff has not been appointed.
As of March 31, 2018, the aggregate alleged damages that will be sought in the remaining suit is unknown. As of March 31, 2018, although the outcome of any of these cases is inherently uncertain and may be materially adverse, based on current information, we do not expect them to have a material adverse effect on our financial condition and results of operations.
On June 7, 2017, Booz Allen Hamilton Inc. was informed that the U.S. Department of Justice (DOJ) is conducting a civil and criminal investigation of the Company. In connection with the investigation, the DOJ has requested information from the Company relating to certain elements of the Company's cost accounting and indirect cost charging practices with the U.S. government. Since learning of the investigation, the Company has engaged a law firm experienced in these matters to represent the Company in connection with this matter and respond to the government's requests. As is commonly the case with this type of matter, the Company has also been in contact with other regulatory agencies and bodies, including the SEC, which notified the Company that it is conducting an investigation that the Company believes relates to the matters that are also the subject of the DOJ's investigation. The Company may receive additional regulatory or governmental inquiries related to the matters that are subject of the DOJ's investigation. In accordance with the Company's practice, the Company is cooperating with all relevant government parties. The total cost associated with these matters will depend on many factors, including the duration of these matters and any related findings. At this stage, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with these matters.
On June 19, 2017, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Eastern District of Virginia styled Langley v. Booz Allen Hamilton Holding Corp., No. 17-cv-00696 naming the Company, its Chief Executive Officer and its Chief Financial Officer as defendants purportedly on behalf of all purchases of the Company's securities from May 19, 2016 through June 15, 2017. On September 5, 2017, the court named two lead plaintiffs, and on October 20, 2017, the lead plaintiffs filed a consolidated amended complaint. The complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, alleging misrepresentations or omissions by the Company purporting to relate to matters that are the subject of the DOJ investigation described above. The plaintiffs seek to recover from the Company and the individual defendants an unspecified amount of damages. The Company believes the suit lacks merit and intends to defend against the lawsuit. Motions to dismiss were argued on January 12, 2018, and on February 8, 2018, the court dismissed the amended complaint in its entirety without prejudice. At this stage of the lawsuit, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with the lawsuit.
On November 13, 2017, a Verified Shareholder Derivative Complaint was filed in the United States District Court for the District of Delaware styled Celine Thum v. Rozanski et al., C.A. No. 17-cv-01638, naming the Company as a nominal defendant and numerous current and former officers and directors as defendants. The complaint asserts claims for breach of fiduciary duties, unjust enrichment, waste of corporate assets, abuse of control, gross mismanagements, and violations of Sections 14(a), 10(b), and 20(a) of the Exchange Act, purportedly relating to matters that are the subject of the DOJ investigation described above. The parties have stipulated to a stay of the proceedings pending the outcome of the securities litigation (described above), which the court ordered on January 24, 2018. At this stage of the lawsuit, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with the lawsuit.

Item 4.	Mine Safety Disclosures
None.
Executive Officers of the Registrant
The following table sets forth information about our executive officers as of the date hereof:

Name	Age	Position
Horacio D. Rozanski	50	President and Chief Executive Officer
Lloyd W. Howell, Jr.	51	Executive Vice President, Chief Financial Officer and Treasurer
Kristine Martin Anderson	49	Executive Vice President
Karen M. Dahut	54	Executive Vice President
Nancy J. Laben	56	Executive Vice President, Chief Legal Officer and Secretary
Gary D. Labovich	58	Executive Vice President
Christopher Ling	53	Executive Vice President
Joseph Logue	53	Executive Vice President
Joseph W. Mahaffee	60	Executive Vice President and Chief Administrative Officer
Angela M. Messer	54	Executive Vice President and Chief Transformation Officer
Susan L. Penfield	56	Executive Vice President
Elizabeth M. Thompson	63	Executive Vice President and Chief People Officer
Laura S. Adams	45	Vice President, Corporate Controller and Chief Accounting Officer
Horacio D. Rozanski is our President and Chief Executive Officer and served as our Chief Operating Officer until January 1, 2015. Mr. Rozanski served as the Chief Strategy and Talent Officer in 2010 and, prior to that, Chief Personnel Officer of our company from 2002 through 2010. Mr. Rozanski joined our company in 1992 and became an Executive Vice President in 2009, our President on January 1, 2014 and our Chief Executive Officer on January 1, 2015. He serves on the board of trustees of the Jewish Primary Day School of the Nation’s Capital and the board of directors of The Center for Talent Innovation and the United States Holocaust Memorial Museum's Committee on Conscience and as Vice Chair of the Corporate Fund for the John F. Kennedy Center for the Performing Arts.
Lloyd W. Howell, Jr. is an Executive Vice President of our company and our Chief Financial Officer and Treasurer since July 1, 2016. Mr. Howell previously served as the group leader for our Civil Commercial Group. Mr. Howell joined our company in 1988, left in 1991, rejoined in 1995 and became an Executive Vice President in 2005. He served as chairman of our Ethics & Compliance Committee for over seven years, until April 2014. Mr. Howell serves on the boards of directors of Integra Life Sciences, Partnership for Public Service and Capital Partners for Education. Mr. Howell also serves on the board of overseers for the School of Engineering and Applied Science and as a Trustee at the University of Pennsylvania.
Kristine Martin Anderson is an Executive Vice President and is the group leader for the company's Civil Group after leading the company's civil health business since April 2015. Prior to joining Booz Allen in 2006, she was vice president for operations and strategy at CareScience, a software solutions company. Ms. Anderson currently serves on the eHealth Initiative's board of directors. In addition, she serves on the Cost and Resource Use Standing Committee of the National Quality Forum and the Quality and Safety Committee for the Healthcare Information and Management Systems Society.
Karen M. Dahut is an Executive Vice President and is the group leader for the company's Defense Group and Commercial Group.  Ms. Dahut joined our company in 2002 and became a Senior Vice President in 2004. Ms. Dahut led the company's Strategic Innovations Group from 2012 to April 2016 and the Civil Commercial Group from 2016 to March 2018. Previously, she also led the company's Analytics business and its US Navy and Marine Corps business. Ms. Dahut is a board member of the Tech Data Corporation and Northern Virginia Technology Council.
Nancy J. Laben is an Executive Vice President of our company and our Chief Legal Officer and Secretary. Ms. Laben joined our company in September 2013. She oversees the Legal functions, Ethics & Compliance and Corporate Affairs. Before joining our company, Ms. Laben served as General Counsel of AECOM Technology Corporation from June 2010 to August 2013, where she was responsible for all legal support. Prior to June 2010, Ms. Laben served as Deputy General Counsel at Accenture plc beginning in 1989. Prior to Accenture, Ms. Laben served in the law department at IBM Corporation.
Gary Labovich is an Executive Vice President and leads the modernization of our management systems. He joined Booz Allen in July 2004. Mr. Labovich has led the company's systems delivery and digital businesses as well as the delivery of the company's financial services capabilities and service offerings to both federal and private sector clients. Prior to joining the company, Mr. Labovich spent 18 years at American Management Systems in key roles as an entrepreneur and a senior executive specializing in systems development and strategic consulting for federal, state, local and commercial organizations. Mr. Labovich is a former chair and a member of the board of trustees for the Greater DC Maryland Chapter of the National Multiple Sclerosis and serves on the board of trustees for Clark University.
Christopher Ling is an Executive Vice President and leads the company's National Security Group. Mr. Ling joined the company in 1991 and has over 25 years of experience in management consulting, analytics, missions operations, technology, cybersecurity, engineering, and innovation to design, develop and implement solutions. Prior to becoming the group lead for the National Security Group, Mr. Ling led the company's International business from April 2016 through March 2018, where he provided a range of general management consulting, defense, counter terrorism, cyber and data analytics to public and commercial/private sector clients primarily in the Middle East. Mr. Ling was also responsible for leading the company's cyber business from April 2014 through March 2016 and the Defense/Military Intel business prior to April 2014. Mr. Ling is a member of the Business Executives for National Security.
Joseph Logue is an Executive Vice President of our company and was the group leader for our Defense Intelligence Group until March 2018. Mr. Logue joined our company in 1997 and became an Executive Vice President in 2009. Previously, he led our former commercial Information Technology practice. As previously disclosed, Mr. Logue will retire from the company effective June 30, 2018.
Joseph W. Mahaffee is an Executive Vice President, our Chief Administrative Officer (CAO) and was our Chief Information Security Officer (CISO) until April 2018. Mr. Mahaffee joined the company in 1981. Prior to his CAO and CISO roles, Mr. Mahaffee served in a variety of client/market-facing leadership roles, including Client Service Officer for our NSA account, Assurance and Resilience Capability Leader and the Northeast Region Leader. Mr. Mahaffee has primarily focused his career serving clients in the Defense and Intelligence Community markets. Altogether, he has more than 38 years of professional experience in Cybersecurity, systems engineering, communications, information assurance and signals intelligence. Prior to joining our company, Mr. Mahaffee was an information security engineer with the National Security Agency.
Angela Messer is an Executive Vice President and our Chief Transformation Officer (CTO) since April 2018. Ms. Messer joined our company in 1996, left and rejoined in 2001 and became Executive Vice President in 2013. Previously she led the company's Cyber capability, guiding teams of cyber forensics engineers, data scientists, and threat intelligence experts who focus on cyber malware, cyber next gen operations and incident response. Previously, she led the company's Army business, which is a global, multi-functional business in the defense and intelligence sector. Prior to joining the company, she was a U.S. Army officer, managed two commercial businesses and launched a startup software development company.
Susan L. Penfield is an Executive Vice President of our company and is the group leader for our Strategic Innovation Group. Ms. Penfield joined the company in 1994. She has over 25 years of strategy, technology, marketing and solutions delivery experience. Prior to joining the Strategic Innovation Group, Ms. Penfield led the company's Health business, where she drove technology and transformation initiatives across the Federal, commercial and non-profit health space. She serves on the board of directors of the Children's Inn at the National Institutes of Health and Seedspot. Ms. Penfield is a member of the the National Association for Female Executives (NAFE), and was recognized by the NAFE as its 2015 Digital Trailblazer.
Elizabeth M. Thompson is an Executive Vice President of our company and serves as our Chief People Officer. Ms. Thompson joined our company in 2008. Ms. Thompson served as Vice President of Human Resources for Fannie Mae from 2000 to 2008. Ms. Thompson holds an M.S. in Human Resources and Personnel Management from American University. Ms. Thompson is also a member of the board of directors of the Thurgood Marshall College Fund.
Laura S. Adams is a Vice President of our company and our Corporate Controller and Chief Accounting Officer. Ms. Adams joined Booz Allen in January 2009 and has served as the company’s Controller since July 2014 and Chief Accounting Officer since 2016. Ms. Adams brings more than 25 years of finance and accounting specialty and industry experience, primarily in aerospace and defense and government and commercial IT management consulting services. Before joining Booz Allen, Ms. Adams was a senior manager in the audit and assurance practice of Ernst & Young from 1995 through 2008.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our Class A Common Stock began trading on the New York Stock Exchange on November 17, 2010. At the annual meeting of stockholders held on July 31, 2014, the stockholders approved a proposal to amend and restate the certificate of incorporation, which had the effect of converting all issued and outstanding shares of Class B Non-Voting Common Stock and Class C Restricted Common Stock into shares of Class A Common Stock on a one-for-one basis. The conversion was effected on August 13, 2014 when the Company filed its third amended and restated certificate of incorporation with the Secretary of State of the State of Delaware. As a result of the conversion, there were no shares of Class B Non-Voting Common Stock and Class C Restricted Common Stock outstanding at such time. On September 30, 2015, the Company purchased, at par value, all issued and outstanding shares of Class E special voting common stock in connection with the exercise of the final tranche of rollover options during the second quarter of fiscal 2016. There is no established trading market for each of our Class B Non-Voting Common Stock, Class C Restricted Common Stock, or Class E Special Voting Common Stock. On May 22, 2018, there were 75,571 beneficial holders of our Class A Common Stock. The following table sets forth, for the periods indicated, the high and low sales price per share of our Class A Common Stock as reported by the New York Stock Exchange:

	High	Low
Fiscal 2018
1st Quarter	$39.67	$31.06
2nd Quarter	37.82	31.56
3rd Quarter	39.38	35.71
4th Quarter	40.25	35.21
Fiscal 2017
1st Quarter	$30.64	$27.02
2nd Quarter	31.94	29.03
3rd Quarter	38.54	29.55
4th Quarter	37.69	32.75

Dividends
During fiscal 2018, the Company’s Board of Directors authorized and declared three regular quarterly cash dividends of $0.17 per share and one quarterly cash dividend of $0.19 per share. During fiscal 2017, the Company’s Board of Directors authorized and declared three regular quarterly cash dividends of $0.15 per share and one quarterly cash dividend of $0.17 per share. The Company plans to continue paying recurring dividends in the future and assessing its excess cash resources to determine the best way to utilize its excess cash flow to meet its objectives. Any future dividends declared will be at the discretion of the Company's Board of Directors and will depend, among other factors, upon our earnings, liquidity, financial condition, alternate capital allocation opportunities, or any other factors our Board of Directors deems relevant. On May 29, 2018, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.19 per share. Payment of the dividend will be made on June 29, 2018 to stockholders of record at the close of business on June 14, 2018.
Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
The following table shows the share repurchase activity for each of the three months in the quarter ended March 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2018	—	$—	—	$270,902,584
February 2018	1,067,857	$37.46	1,067,857	$230,902,601
March 2018	857,351	$38.55	857,351	$197,855,040
Total	1,925,208		1,925,208

(1)
On December 12, 2011, the Board of Directors approved a $30.0 million share repurchase program. On January 27, 2015, the Board of Directors approved an increase to our share repurchase authorization from $30.0 million to up to $180.0 million. On January 25, 2017, the Board of Directors approved an increase to our share repurchase authorization from $180.0 million to up to $410.0 million. On November 2, 2017, the Board of Directors approved an increase to our share repurchase authorization from $410.0 million to up to $610.0 million. On May 24, 2018, the Board of Directors approved an increase to our share repurchase authorization from $610.0 million to up to $910.0 million. As of May 24, 2018, taking into effect the increase in the share repurchase authorization, the Company may repurchase up to approximately $493.7 million of additional shares of common stock under its share repurchase program. A special committee of the Board of Directors was appointed to evaluate market conditions and other relevant factors and initiate repurchases under the program from time to time. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice.

Use of Proceeds from Registered Securities
None.

Performance
The graph set forth below compares the cumulative shareholder return on our Class A Common Stock between March 31, 2013 and March 31, 2018, to the cumulative return of (i) the Russell 1000 Index and (ii) S&P Software & Services Select Industry Index over the same period. The Russell 1000 and S&P Software & Services Select Industry Indices represent comparator groups for relative cumulative return performance to Booz Allen Hamilton. This graph assumes an initial investment of $100 on March 31, 2013 in our Class A Common Stock, the Russell 1000 Index, and the S&P Software & Services Select Industry Index and assumes the reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.
COMPARISON OF CUMULATIVE TOTAL RETURNS
ASSUMES $100 INVESTED ON MARCH 31, 2013
ASSUMES DIVIDEND REINVESTED

Company/Market/Peer Group	3/31/2013	3/31/2014	3/31/2015	3/31/2016	3/31/2017	3/31/2018
Booz Allen Hamilton Holding Corp.	$100.00	$186.31	$261.62	$279.33	$332.97	$371.42
Russell 1000 Index	$100.00	$122.41	$138.00	$138.69	$162.87	$185.63
S&P Software & Services Select Industry Index	$100.00	$129.16	$146.39	$142.24	$176.82	$228.48
This performance graph and other information furnished under this Part II Item 5 of this Annual Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Item 6.	Selected Financial Data
The selected consolidated statements of operations data for fiscal 2018, fiscal 2017, and fiscal 2016 and the selected consolidated balance sheet data as of March 31, 2018 and 2017 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated statement of operations data for fiscal 2015 and fiscal 2014 and the selected consolidated balance sheet data as of March 31, 2016, 2015 and 2014 have been derived from audited consolidated financial statements which are not included in this Annual Report. Our historical results are not necessarily indicative of the results that may be expected for any future period. The selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report.

	Fiscal Year Ended March 31,
(In thousands, except share and per share data)	2018	2017	2016	2015	2014
Consolidated Statements of Operations:
Revenue	$6,171,853	$5,804,284	$5,405,738	$5,274,770	$5,478,693
Operating costs and expenses:
Cost of revenue	2,867,103	2,691,982	2,580,026	2,593,849	2,716,113
Billable expenses	1,861,312	1,751,077	1,513,083	1,406,527	1,487,115
General and administrative expenses	858,597	817,434	806,509	752,912	742,527
Depreciation and amortization	64,756	59,544	61,536	62,660	72,327
Total operating costs and expenses	5,651,768	5,320,037	4,961,154	4,815,948	5,018,082
Operating income	520,085	484,247	444,584	458,822	460,611
Interest expense	(82,269)	(62,298)	(70,815)	(71,832)	(78,030)
Other income (expense), net	188	(10,049)	5,693	(1,072)	(1,794)
Income before income taxes	438,004	411,900	379,462	385,918	380,787
Income tax expense	132,893	159,410	85,368	153,349	148,599
Net income	$305,111	$252,490	$294,094	$232,569	$232,188
Earnings per common share (1):
Basic	$2.08	$1.69	$1.98	$1.58	$1.62
Diluted	$2.05	$1.67	$1.94	$1.52	$1.54
Weighted average common shares outstanding (1):
Basic	145,964,574	148,218,968	146,494,407	145,414,120	141,314,544
Diluted	147,750,022	150,274,640	149,719,137	150,375,531	148,681,074
Dividends declared per share	$0.70	$0.62	$0.54	$1.46	$2.40

	As of March 31,
(In thousands)	2018	2017	2016	2015	2014
Consolidated Balance Sheets:
Cash and cash equivalents	$286,958	$217,417	$187,529	$207,217	$259,994
Working capital	452,553	193,079	249,858	299,675	309,186
Total assets	3,603,366	3,373,105	3,010,171	2,863,982	2,915,229
Long-term debt, net of current portion	1,755,479	1,470,174	1,484,448	1,555,761	1,567,893
Stockholders’ equity	554,628	573,591	408,488	186,498	171,636

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
Overview
We are a leading provider of management and technology consulting, engineering, analytics, digital solutions, mission operations, and cyber expertise to U.S. and international governments, major corporations, and not-for-profit organizations. Our ability to deliver value to our clients has always been, and continues to be, a product of the strong character, expertise and tremendous passion of our people. Our approximately 24,600 employees work to solve hard problems by making clients' missions their own, combining decades of consulting and domain expertise with functional expertise in areas such as analytics, digital solutions, engineering, and cyber, all fostered by a culture of innovation that extends to all reaches of the company.
Through our dedication to our clients' missions, and a commitment to evolving our business to address their client needs, we have longstanding relationships with our clients, some more than 75 years. We support critical missions for a diverse base of federal government clients, including nearly all of the U.S. government's cabinet-level departments, as well as increasingly for top-tier commercial and international clients. We support our federal government clients by helping them tackle their most complex and pressing challenges such as protecting soldiers in combat and supporting their families, advancing cyber capabilities, keeping our national infrastructure secure, enabling and enhancing digital services, transforming the healthcare system, and improving government efficiency to achieve better outcomes. We serve commercial clients across industries including financial services, health and life sciences, energy, and transportation to solve the hardest and most consequential challenges, including through our cybersecurity products and services. Our international clients are primarily in the Middle East, and we have a growing presence in Southeast Asia.

Financial and Other Highlights
During fiscal 2018, the Company generated its highest annual revenue since its initial public offering and reported increases in headcount and backlog for the year. Revenue increased 6.3% from fiscal 2017 to fiscal 2018 primarily driven by increased client demand, which led to increased client staff headcount, and an increase in client staff labor. Revenue also benefited from higher billable expenses as compared to the prior year.
Operating income increased 7.4% to $520.1 million in fiscal 2018 from $484.2 million in fiscal 2017, which reflects an increase in operating margin to 8.4% from 8.3% in the comparable period. The increase in operating income was primarily driven by the same factors driving revenue growth as well as improved contract profitability. The increase in operating income was partially offset by an increase in the Company's provisions for the potential recovery of allowable expenses recorded during fiscal 2018 as compared to fiscal 2017. The Company also incurred incremental legal costs during fiscal 2018 in response to the U.S. Department of Justice investigation and matters which purport to relate to the investigation, a portion of which was offset by the receipt of insurance reimbursements. We expect to incur additional costs in the future. Based on the information currently available, the Company is not able to reasonably estimate the expected long-term incremental legal costs or amounts that may be reimbursed associated with this investigation and these related matters.

Non-GAAP Measures
We publicly disclose certain non-GAAP financial measurements, including Revenue, Excluding Billable Expenses, Adjusted Operating Income, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses, Adjusted Net Income, and Adjusted Diluted Earnings Per Share, or Adjusted Diluted EPS, because management uses these measures for business planning purposes, including to manage our business against internal projected results of operations and measure our performance. We view Adjusted Operating Income, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses, Adjusted Net Income, and Adjusted Diluted EPS as measures of our core operating business, which exclude the impact of the items detailed below, as these items are generally not operational in nature. These non-GAAP measures also provide another basis for comparing period to period results by excluding potential differences caused by non-operational and unusual or non-recurring items. In addition, we use Revenue, Excluding Billable Expenses because it provides management useful information about the Company's operating performance by excluding the impact of costs that are not indicative of the level of productivity of our consulting staff headcount and our overall direct labor, which management believes provides useful information to our investors about our core operations. We also utilize and discuss Free Cash Flow, because management uses this measure for business planning purposes, measuring the cash generating ability of the operating business, and measuring liquidity generally. We present these supplemental measures because we believe that these measures provide investors and securities analysts with important supplemental information with which to evaluate our performance, long-term earnings potential, or liquidity, as applicable, and to enable them to assess our performance on the same basis as management. These supplemental performance measurements may vary from and may not be comparable to similarly titled measures by other companies in our industry. Revenue, Excluding Billable Expenses, Adjusted Operating Income, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses, Adjusted Net Income, Adjusted Diluted EPS, and Free Cash Flow are not recognized measurements under accounting principles generally accepted in the United States, or GAAP, and when analyzing our performance or liquidity, as applicable, investors should (i) evaluate each adjustment in our reconciliation of revenue to Revenue, Excluding Billable Expenses, operating income to Adjusted Operating Income, net income to Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses, Adjusted Net Income and Adjusted Diluted Earnings Per Share, and net cash provided by operating activities to Free Cash Flow, (ii) use Revenue, Excluding Billable Expenses, Adjusted Operating Income, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses, Adjusted Net Income, and Adjusted Diluted EPS in addition to, and not as an alternative to, revenue, operating income, net income or diluted EPS, as measures of operating results, each as defined under GAAP and (iii) use Free Cash Flow in addition to, and not as an alternative to, net cash provided by operating activities as a measure of liquidity, each as defined under GAAP. We have defined the aforementioned non-GAAP measures as follows:

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

•
"Adjusted Operating Income" represents operating income before: (i) adjustments related to the amortization of intangible assets resulting from the acquisition of our Company by The Carlyle Group (the “Carlyle Acquisition”), and (ii) transaction costs, fees, losses, and expenses, including fees associated with debt prepayments. We prepare Adjusted Operating Income to eliminate the impact of items we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature.

•
"Adjusted EBITDA" represents net income before income taxes, net interest and other expense and depreciation and amortization before certain other items, including transaction costs, fees, losses, and expenses, including fees associated with debt prepayments. “Adjusted EBITDA Margin on Revenue” is calculated as Adjusted EBITDA divided by revenue. "Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses" is calculated as Adjusted EBITDA divided by Revenue, Excluding Billable Expenses. The Company prepares Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, and Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses to eliminate the impact of items it does not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary or non-recurring nature or because they result from an event of a similar nature.

•
"Adjusted Net Income" represents net income before: (i) adjustments related to the amortization of intangible assets resulting from the Carlyle Acquisition, (ii) transaction costs, fees, losses, and expenses, including fees associated with debt prepayments, (iii) amortization or write-off of debt issuance costs and write-off of original issue discount, (iv) release of income tax reserves, and (v) re-measurement of deferred tax assets and liabilities as a result of the 2017 Tax Act in each case net of the tax effect where appropriate calculated using an assumed effective tax rate. We prepare Adjusted Net Income to eliminate the impact of items, net of tax, we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature. We view net income excluding the impact of the re-measurement of the Company's deferred tax assets and liabilities as a result of the 2017 Tax Act as an important indicator of performance consistent with the manner in which management measures and forecasts the Company's performance and the way in which management is incentivized to perform.

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

	Fiscal Year Ended March 31,
(Amounts in thousands, except share and per share data)	2018	2017	2016
	(Unaudited)
Revenue, Excluding Billable Expenses
Revenue	$6,171,853	$5,804,284	$5,405,738
Billable expenses	1,861,312	1,751,077	1,513,083
Revenue, Excluding Billable Expenses	$4,310,541	$4,053,207	$3,892,655
Adjusted Operating Income
Operating Income	$520,085	$484,247	$444,584
Amortization of intangible assets (a)	—	4,225	4,225
Transaction expenses (b)	—	3,354	—
Adjusted Operating Income	$520,085	$491,826	$448,809
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue & Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses
Net income	$305,111	$252,490	$294,094
Income tax expense	132,893	159,410	85,368
Interest and other, net (c)	82,081	72,347	65,122
Depreciation and amortization	64,756	59,544	61,536
EBITDA	584,841	543,791	506,120
Transaction expenses (b)	—	3,354	—
Adjusted EBITDA	$584,841	$547,145	$506,120
Adjusted EBITDA Margin on Revenue	9.5%	9.4%	9.4%
Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses	13.6%	13.5%	13.0%
Adjusted Net Income
Net income	$305,111	$252,490	$294,094
Amortization of intangible assets (a)	—	4,225	4,225
Transaction expenses (b)	—	3,354	—
Release of income tax reserves (d)	—	—	(53,301)
Re-measurement of deferred tax assets/liabilities (e)	(9,107)	—	—
Amortization or write-off of debt issuance costs and write-off of original issue discount	2,655	8,866	5,201
Adjustments for tax effect (f)	(969)	(6,578)	(3,770)
Adjusted Net Income	$297,690	$262,357	$246,449
Adjusted Diluted Earnings Per Share
Weighted-average number of diluted shares outstanding	147,750,022	150,274,640	149,719,137
Adjusted Net Income Per Diluted Share (g)	$2.01	$1.75	$1.65
Free Cash Flow
Net cash provided by operating activities	$369,143	$382,277	$249,234
Less: Purchases of property and equipment	(78,437)	(53,919)	(66,635)
Free Cash Flow	$290,706	$328,358	$182,599

(a)	Reflects amortization of intangible assets resulting from the Carlyle Acquisition.

(b)	Reflects debt refinancing costs incurred in connection with the refinancing transaction consummated on July 13, 2016.

(c)	Reflects the combination of Interest expense and Other income (expense), net from the consolidated statement of operations.

(d)	Release of pre-acquisition income tax reserves assumed by the Company in connection with the Carlyle Acquisition.

(e)	Reflects the provisional income tax benefit associated with the re-measurement of the Company's deferred tax assets and liabilities as a result of the 2017 Tax Act.

(f)
Fiscal 2017 and 2016 reflect the tax effect of adjustments at an assumed effective tax rate of 40%. Beginning in the third quarter of fiscal 2018 with the enactment of the 2017 Tax Act, adjustments are reflected using an assumed effective tax rate of 36.5%, which approximates a blended federal and state tax rate for fiscal 2018, and consistently excludes the impact of other tax credits and incentive benefits realized.

(g)
Excludes an adjustment of approximately $1.9 million, $2.3 million, and $3.5 million of net earnings for fiscal 2018, 2017, and 2016, respectively, associated with the application of the two-class method for computing diluted earnings per share.

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

•
uncertainty around the timing, extent, nature and effect of Congressional and other U.S. government actions to approve funding of the U.S. government, address budgetary constraints, including caps on the discretionary budget for defense and non-defense departments and agencies, as established by the Bipartisan Budget Control Act of 2011 and subsequently adjusted by the American Tax Payer Relief Act of 2012, the Bipartisan Budget Act of 2013 and the Bipartisan Budget Act of 2015, and address the ability of Congress to determine how to allocate the available budget authority and pass appropriations bills to fund both U.S. government departments and agencies that are, and those that are not, subject to the caps;

•
budget deficits and the growing U.S. national debt increasing pressure on the U.S. government to reduce federal spending across all federal agencies together with associated uncertainty about the size and timing of those reductions;

•
cost-cutting and efficiency initiatives, current and future budget restrictions, continued implementation of Congressionally mandated automatic spending cuts and other efforts to reduce U.S. government spending could cause clients to reduce or delay funding for orders for services or invest appropriated funds on a less consistent or rapid basis or not at all, particularly when considering long-term initiatives and in light of uncertainty around Congressional efforts to approve funding of the U.S. government and to craft a long-term agreement on the U.S. government's ability to incur indebtedness in excess of its current limits and generally in the current political environment, there is a risk that clients will not issue task orders in sufficient volume to reach current contract ceilings, alter historical patterns of contract awards, including the typical increase in the award of task orders or completion of other contract actions by the U.S. government in the period before the end of the U.S. government's fiscal year on September 30, delay requests for new proposals and contract awards, rely on short-term extensions and funding of current contracts, or reduce staffing levels and hours of operation;

•	delays in the completion of future U.S. government’s budget processes, which have in the past and could in the future delay procurement of the products, services, and solutions we provide;

•
changes in the relative mix of overall U.S. government spending and areas of spending growth, with shifts in priorities on homeland security, intelligence, defense-related programs, and healthcare, and continued increased spending on technology and innovation including cybersecurity, Command, Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance (C4ISR), advanced analytics, systems modernization and integration;

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

•
negative publicity and increased scrutiny of government contractors in general, including us, relating to U.S. government expenditures for contractor services and incidents involving the mishandling of sensitive or classified information, data breaches and cybersecurity;

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

•
cost-cutting and efficiency and effectiveness efforts by U.S. civilian agencies with a focus on increased use of performance measurement, “program integrity” efforts to reduce waste, fraud and abuse in entitlement programs, and renewed focus on improving procurement practices for and interagency use of IT services, including through the use of cloud based options and data center consolidation;

•
restrictions by the U.S. government on the ability of federal agencies to use lead system integrators, in response to cost, schedule and performance problems with large defense acquisition programs where contractors were performing the lead system integrator role;

•
increasingly complex requirements of the Department of Defense and the U.S. intelligence community, including cybersecurity, managing federal health care cost growth and focus on reforming existing government regulation of various sectors of the economy, such as financial regulation and healthcare; and

•
increasing small business regulations across the Department of Defense and civilian agency clients continue to gain traction, agencies are required to meet high small business set aside targets, and large business prime contractors are required to subcontract in accordance with considerable small business participation goals necessary for contract award.

Sources of Revenue
Substantially all of our revenue is derived from services provided under contracts and task orders with the U.S. government, primarily by our consulting staff and, to a lesser extent, our subcontractors. Funding for our contracts and task orders is generally linked to trends in budgets and spending across various U.S. government agencies and departments. We provide services under a large portfolio of contracts and contract vehicles to a broad client base, and we believe that our diversified contract and client base lessens potential volatility in our business; however, a reduction in the amount of services that we are contracted to provide to the U.S. government or any of our significant U.S. government clients could have a material adverse effect on our business and results of operations. In particular, the Department of Defense is one of our significant clients, and the Budget Control Act (BCA) of 2011 (as amended by the American Taxpayer Relief Act of 2012, the Bipartisan Budget Act of 2013, the Bipartisan Budget Act of 2015, and the Bipartisan Act of 2018), provides for automatic spending cuts (referred to as sequestration) totaling approximately $1.2 trillion between 2013 and 2021, including an estimated $500 billion in federal defense spending cuts over this time period. The Bipartisan Budget Act of 2018 raised BCA spending caps on defense spending by $80 billion for fiscal 2018, and $85 billion for fiscal 2019. For non-defense funding, the Bipartisan Budget Act of 2018 raised BCA spending caps by $63 billion for fiscal 2018 and $67 billion for fiscal 2019. While the American Taxpayer Relief Act of 2012, the Bipartisan Budget Act of 2013, the Bipartisan Budget Act of 2015, and the Bipartisan Budget Act of 2018 all negated and raised budget limits put in place by the BCA for both defense and non-defense spending, those spending limits are due to return in fiscal 2020, and absent another budget deal, could result in significant cuts to the budget levels allowed by the Bipartisan Budget Act of 2018. This could result in a commensurate reduction in the amount of services that we are contracted to provide to the Department of Defense and could have a material adverse effect on our business and results of operations, and given the uncertainty of when and how these automatic reductions required by the BCA may return and/or be applied, we are unable to predict the nature or magnitude of the potential adverse effect.
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

•
Fixed-Price Contracts. Under a fixed-price contract, we agree to perform the specified work for a predetermined price. To the extent our actual direct and allocated indirect costs decrease or increase from the estimates upon which the price was negotiated, we will generate more or less profit, respectively, or could incur a loss. Some fixed-price contracts have a performance-based component, pursuant to which we can earn incentive payments or incur financial penalties based on our performance. Fixed-price level of effort contracts require us to provide a specified level of effort (i.e., labor hours), over a stated period of time, for a fixed price.

The amount of risk and potential reward varies under each type of contract. Under cost-reimbursable contracts, there is limited financial risk, because we are reimbursed for all allowable costs up to a ceiling. However, profit margins on this type of contract tend to be lower than on time-and-materials and fixed-price contracts. Under time-and-materials contracts, we are reimbursed for the hours worked using the predetermined hourly rates for each labor category. In addition, we are typically reimbursed for other contract direct costs and expenses at cost. We assume financial risk on time-and-materials contracts because our labor costs may exceed the negotiated billing rates. Profit margins on well-managed time-and-materials contracts tend to be higher than profit margins on cost-reimbursable contracts as long as we are able to staff those contracts with people who have an appropriate skill set. Under fixed-price contracts, we are required to deliver the objectives under the contract for a predetermined price. Compared to time-and-materials and cost-reimbursable contracts, fixed-price contracts generally offer higher profit margin opportunities because we receive the full benefit of any cost savings but generally involve greater financial risk because we bear the impact of any cost overruns. In the aggregate, the contract type mix in our revenue for any given period will affect that period's profitability. Changes in contract type as a result of re-competes and new business could influence the percentage/mix in unanticipated ways.
The table below presents the percentage of total revenue for each type of contract:

	Fiscal Year Ended March 31,
	2018	2017	2016
Cost-reimbursable (1)	51%	50%	51%
Time-and-materials	25%	26%	26%
Fixed-price (2)	24%	24%	23%

(1)	Includes both cost-plus-fixed-fee and cost-plus-award-fee contracts.

(2)	Includes fixed-price level of effort contracts.
Contract Diversity and Revenue Mix
We provide services to our clients through a large number of single award contracts, contract vehicles, and multiple award contract vehicles. Most of our revenue is generated under indefinite delivery/indefinite quantity, or IDIQ, contract vehicles, which include multiple award government wide acquisition contract vehicles, or GWACs, and General Services Administration Multiple Award Schedule Contracts, or GSA schedules, and certain single award contracts. GWACs and GSA schedules are available to all U.S. government agencies. Any number of contractors typically compete under multiple award IDIQ contract vehicles for task orders to provide particular services, and we earn revenue under these contract vehicles only to the extent that we are successful in the bidding process for task orders. No single task order under any IDIQ contract represented more than 2.7% of our revenue in fiscal 2018. No single definite contract accounted for more than 2.2% of our revenue in fiscal 2018.
We generate revenue under our contracts and task orders through our provision of services as both a prime contractor and subcontractor, as well as from the provision of services by subcontractors under contracts and task orders for which we act as the prime contractor. For fiscal 2018, 2017, and 2016, 91%, 91%, and 90%, respectively, of our revenue was generated by contracts and task orders for which we served as a prime contractor; 9%, 9%, and 10%, respectively, of our revenue was generated by contracts and task orders for which we served as a subcontractor; and 25%, 25%, and 24%, respectively, of our revenue was generated by services provided by our subcontractors. The mix of these types of revenue affects our operating margin. Substantially all of our operating margin is derived from direct consulting staff labor as the portion of our operating margin derived from fees we earn on services provided by our subcontractors is not significant. We view growth in direct consulting staff labor as the primary driver of earnings growth. Direct consulting staff labor growth is driven by consulting staff headcount growth, after attrition, and total backlog growth.
Our People
Revenue from our contracts is derived from services delivered by consulting staff and, to a lesser extent, from our subcontractors. Our ability to hire, retain, and deploy talent with skills appropriately aligned with client needs is critical to our ability to grow our revenue. We continuously evaluate whether our talent base is properly sized and appropriately compensated and contains an optimal mix of skills to be cost competitive and meet the rapidly evolving needs of our clients. We seek to achieve that result through recruitment and management of capacity and compensation. As of March 31, 2018, 2017, and 2016, we employed approximately 24,600, 23,300, and 22,600 people, respectively, of which approximately 22,100, 21,000, and 20,300, respectively, were consulting staff.
Contract Backlog
We define backlog to include the following three components:

•
Funded Backlog. Funded backlog represents the revenue value of orders for services under existing contracts for which funding is appropriated or otherwise authorized less revenue previously recognized on these contracts.

•
Unfunded Backlog. Unfunded backlog represents the revenue value of orders (including optional orders) for services under existing contracts for which funding has not been appropriated or otherwise authorized.

•
Priced Options. Priced contract options represent 100% of the revenue value of all future contract option periods under existing contracts that may be exercised at our clients’ option and for which funding has not been appropriated or otherwise authorized.

Backlog does not include any task orders under IDIQ contracts, except to the extent that task orders have been awarded to us under those contracts.
The following table summarizes the value of our contract backlog at the respective dates presented:

	Fiscal Year Ended March 31,
	2018	2017	2016
	(In millions)
Backlog:
Funded	$2,685	$2,815	$2,673
Unfunded	4,161	3,098	2,546
Priced options	9,174	7,679	6,595
Total backlog	$16,020	$13,592	$11,814

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

We view growth in total backlog and consulting staff headcount as the two key measures of our potential business growth. Growing and deploying consulting staff is the primary means by which we are able to achieve profitable revenue growth. To the extent that we are able to hire additional consulting staff and deploy them against funded backlog, we generally recognize increased revenue. Total backlog increased by 17.9% from March 31, 2017 to March 31, 2018 and increased by 15.1% from March 31, 2016 to March 31, 2017. Additions to funded backlog, during fiscal 2018 and 2017 totaled $6.0 billion and $5.9 billion, respectively, with the increase from fiscal 2017 to fiscal 2018 due to the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the subsequent funding of priced options. We report internally on our backlog on a monthly basis and review backlog upon occurrence of certain events to determine if any adjustments are necessary.
We cannot predict with any certainty the portion of our backlog that we expect to recognize as revenue in any future period and we cannot guarantee that we will recognize any revenue from our backlog. The primary risks that could affect our ability to recognize such revenue on a timely basis or at all are: program schedule changes, contract modifications, and our ability to assimilate and deploy new consulting staff against funded backlog; cost-cutting initiatives and other efforts to reduce U.S. government spending, which could reduce or delay funding for orders for services; and delayed funding of our contracts due to delays in the completion of the U.S. government's budgeting process and the use of continuing resolutions by the U.S. government to fund its operations. The amount of our funded backlog is also subject to change, due to, among other factors: changes in congressional appropriations that reflect changes in U.S. government policies or priorities resulting from various military, political, economic or international developments; changes in the use of U.S. government contracting vehicles, and the provisions therein used to procure our services and adjustments to the scope of services, or cancellation of contracts, by the U.S. government at any time. In our recent experience, none of the following additional risks have had a material negative effect on our ability to realize revenue from our funded backlog: the unilateral right of the U.S. government to cancel multi-year contracts and related orders or to terminate existing contracts for convenience or default; in the case of unfunded backlog, the potential that funding will not be made available; and, in the case of priced options, the risk that our clients will not exercise their options.
In addition, funded backlog includes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the funded backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a predetermined expiration date such as the end of the U.S. government's fiscal year. The revenue value of orders included in funded backlog that has not been recognized as revenue due to period of performance expirations has not exceeded approximately 7.9% of funded backlog as of the end of any of the four fiscal quarters preceding the fiscal quarter ended March 31, 2018.
We expect to recognize revenue from a substantial portion of funded backlog as of March 31, 2018 within the next twelve months. However, given the uncertainties discussed above, as well as the risks described in "Item 1A. Risk Factors", we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all.
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
Business Combinations
The accounting for the Company's business combinations consists of allocating the purchase price to tangible and intangible assets acquired and liabilities assumed based on their fair values, with the excess recorded as goodwill. Certain fair value measurements include inputs that are unobservable, requiring management to make judgments and estimates that can be affected by contract performance and other factors that may cause final amounts to differ materially from original estimates. We have up to one year from the acquisition date to use additional information obtained to adjust the fair value of the acquired assets and liabilities which may result in changes to the recorded values with an offsetting adjustment to goodwill.
Goodwill and Intangible Assets Impairment
We test goodwill and trade name for impairment at least annually as of January 1 of each year and more frequently if interim indicators of impairment exist. We perform our impairment testing of goodwill at the reporting level. As our business is highly integrated and all of our components have similar economic characteristics, we conclude that we have one reporting unit at the consolidated entity level, which is the same as our single operating segment. We test goodwill for impairment using the quantitative method (primarily based on market capitalization). We test the trade name for impairment using the relief from royalty method that requires management to make significant amount of judgments and estimates in the valuation.
Amortizable intangible assets are tested for impairment when an event occurs or circumstances change indicating that the carrying amount of the asset may not be recoverable. A significant amount of management judgment is required to determine if an event representing an impairment indicator has occurred during the year, including but not limited to: a decline in forecasted cash flows; a sustained, material decline in the stock price and market capitalization; a significant adverse change in the business climate or economy; or unanticipated competition. An adverse change in any of these factors could have a significant impact on the recoverability of other intangible assets.
During the fiscal years ended March 31, 2018 and 2016, the Company did not record any impairment of intangible assets. During the fiscal year ended March 31, 2017, the Company recorded impairment charges of $3.8 million related to intangible assets acquired in a historical acquisition. We do not consider goodwill, trade name, or any other amortizable intangible assets at risk of impairment.
Share-Based Payments
We use the Black-Scholes option-pricing model to estimate the fair value for stock options. Critical inputs into the Black-Scholes option-pricing model include the following: option exercise price, fair value of the stock price, expected life of the option, annualized volatility of the stock, annual rate of quarterly dividends on the stock, and the risk-free interest rate.
During fiscal 2018, the Company’s Board of Directors authorized and declared recurring cash dividends in the amount of $0.17 per share (declared in the first three quarters) and $0.19 per share (declared in the fourth quarter) to holders of Booz Allen Holding’s Class A Common Stock. Therefore, an annualized dividend yield between 1.89% and 2.00% was used in the Black-Scholes option-pricing model for all grants made during the fiscal year. Implied volatility is calculated as of each grant date based on our historical volatility. Other than the expected life of the option, volatility is the most sensitive input to our option grants. The expected term is estimated using historical exercise patterns of our equity award recipients.
The risk-free interest rate used in the Black-Scholes option-pricing model is determined by referencing the U.S. Treasury yield curve rates with the remaining term equal to the expected life assumed at the date of grant.
Forfeitures for our stock option awards are estimated based on our historical analysis of attrition levels and updated annually. We do not expect this assumption to change materially, as attrition levels associated with new option grants have not materially changed.
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
The 2017 Tax Act significantly changes how the Company is taxed, requiring complex computations to be performed and significant judgments to be made in interpretation of the provisions. Subsequent to the enactment of the 2017 Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), which provides guidance on accounting for the tax effects of the 2017 Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the 2017 Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification No. 740, "Income Taxes" (ASC 740). In accordance with SAB 118, the Company must reflect the income tax effects of those aspects of the 2017 Tax Act for which the accounting under ASC 740 is complete. To the extent the Company ís accounting for certain income tax effects of the 2017 Tax Act which are incomplete but a reasonable estimate can be determined, the company must record a provisional estimate in the financial statements. As noted in "Item 1A. Risk Factors-Risks Related to Our Business--Changes in tax law, including the 2017 Tax Act, could adversely impact our results of operations",our assessment of the 2017 Tax Act may be significantly affected by regulations and interpretive guidance expected to be issued by the tax authorities, clarifications of the accounting treatment of various items, our additional analysis, and our refinement of our estimates of the effects of the 2017 Tax Act, and therefore, such final amounts may be materially different than our current provisional amounts, which could materially affect our tax obligations and effective tax rate. For a description of our related accounting policies, refer to Note 2 and Note 13 to our accompanying consolidated financial statements.
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

The Company’s fiscal year ends on March 31 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31. The accompanying consolidated financial statements present the financial position of the Company as of March 31, 2018 and 2017 and the Company’s results of operations for fiscal 2018, fiscal 2017, and fiscal 2016.
Certain amounts reported in the Company's prior year consolidated financial statements have been reclassified to conform to the current year presentation.
Results of Operations
The following table sets forth items from our consolidated statements of operations for the periods indicated:

	Fiscal Year Ended March 31,			Fiscal 2018 Versus Fiscal 2017	Fiscal 2017 Versus Fiscal 2016
	2018	2017	2016
	(In thousands)
Revenue	$6,171,853	$5,804,284	$5,405,738	6.3%	7.4%
Operating costs and expenses:
Cost of revenue	2,867,103	2,691,982	2,580,026	6.5%	4.3%
Billable expenses	1,861,312	1,751,077	1,513,083	6.3%	15.7%
General and administrative expenses	858,597	817,434	806,509	5.0%	1.4%
Depreciation and amortization	64,756	59,544	61,536	8.8%	(3.2)%
Total operating costs and expenses	5,651,768	5,320,037	4,961,154	6.2%	7.2%
Operating income	520,085	484,247	444,584	7.4%	8.9%
Interest expense	(82,269)	(62,298)	(70,815)	32.1%	(12.0)%
Other income (expense), net	188	(10,049)	5,693	NM	NM
Income before income taxes	438,004	411,900	379,462	6.3%	8.5%
Income tax expense	132,893	159,410	85,368	(16.6)%	86.7%
Net income	$305,111	$252,490	$294,094	20.8%	(14.1)%
NM - Not meaningful
Fiscal 2018 Compared to Fiscal 2017
Revenue
Revenue increased to $6,171.9 million from $5,804.3 million, or a 6.3% increase, primarily due to increased client demand which led to increased client staff headcount, and an increase in client staff labor, as well as increases in billable expenses.
Cost of Revenue
Cost of revenue increased to $2,867.1 million from $2,692.0 million, or a 6.5% increase. This increase was primarily due to an increase in salaries and salary-related benefits of $168.8 million, higher incentive compensation of $9.6 million, and an increase in employer retirement plan contributions of $9.5 million. The increase in salaries and salary-related benefits was driven by an increase in headcount growth and annual base salary increases. Cost of revenue as a percentage of revenue was 46.5% and 46.4% in fiscal 2018 and fiscal 2017, respectively.
Billable Expenses
Billable expenses increased to $1,861.3 million from $1,751.1 million, or a 6.3% increase. The overall increase was primarily attributable to an increase in use of subcontractors in the current year driven by client demand. In addition, contracts which require the Company to incur travel expenses on behalf of clients increased over the prior year period. Billable expenses as a percentage of revenue were 30.2% for both fiscal 2018 and fiscal 2017.
General and Administrative Expenses
General and administrative expenses increased to $858.6 million from $817.4 million, or a 5.0% increase. The increase was primarily due to salaries and salary-related benefits of $43.0 million, driven by headcount growth as well as annual base salary increases, and occupancy costs of $5.1 million, partially offset by lower incentive compensation of $9.9 million. General and administrative expenses as a percentage of revenue were 13.9% and 14.1% for fiscal 2018 and fiscal 2017, respectively.

Depreciation and Amortization Expense
Depreciation and amortization expense increased to $64.8 million from $59.5 million, or an 8.8% increase, primarily due to increases in intangible asset amortization related to the Company's acquisition of Aquilent in fiscal 2017, partially offset by a decrease in amortization of other amortizable intangible assets that fully amortized in fiscal 2017.
Interest Expense
Interest expense increased to $82.3 million from $62.3 million, or a 32.1% increase, primarily as a result of interest expense related to the issuance of the Senior Notes in April 2017.
Income Tax Expense
Income tax expense decreased to $132.9 million from $159.4 million, or a 16.6% decrease. The effective tax rate decreased to 30.3% in fiscal 2018 from 38.7% in fiscal 2017 primarily due to the blended federal tax rate benefit of the 2017 Tax Act and provisional estimates for the re-measurement of the existing deferred tax balances. See Note 13 to our consolidated financial statements for additional information. The effective tax rate also decreased with the recognition of excess tax benefits of $14.5 million being reflected in earnings as a reduction to income tax expense for fiscal 2018. This was driven by the Company's initial adoption of new accounting guidance in the first quarter of fiscal 2018 whereby excess tax benefits on employee share-based payment awards are now recognized in earnings as a reduction to income tax expense instead of as an adjustment to additional paid-in-capital, as was the case historically. See Notes 2 to our consolidated financial statements for additional information on how this accounting change could impact earnings in future periods.
Fiscal 2017 Compared to Fiscal 2016
Revenue
Revenue increased to $5,804.3 million from $5,405.7 million, or a 7.4% increase, primarily driven by stronger client demand, as evidenced by our backlog growth. The increase in client demand coupled with our increased client staff headcount and client billability, resulted in increases in our direct labor and corresponding generation of revenue growth. Revenue growth was also driven by an increase in billable expenses, including subcontractors and direct material and other direct cost purchases for clients. Conversions to funded backlog during fiscal 2017 totaled $5.9 billion in comparison to $5.4 billion for the comparable year with the increase from fiscal 2016 to fiscal 2017 due to the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the subsequent funding of priced options.
Cost of Revenue
Cost of revenue decreased to $2,692.0 million from $2,580.0 million, or a 4.3% decrease. This increase was primarily due to an increase in salaries and salary-related benefits of $98.4 million and an increase in incentive compensation of $5.4 million. The increase in salaries and salary-related benefits was driven by an increase in headcount growth, annual base salary increases and consulting staff spending more time on direct contract activities. Cost of revenue as a percentage of revenue was 46.4% and 47.7% in fiscal 2017 and fiscal 2016, respectively.
Billable Expenses
Billable expenses increased to $1,751.1 million from $1,513.1 million, or a 15.7% increase. The overall increase was primarily attributable to an increase in use of subcontractors in fiscal 2017 driven by client demand. In addition, contracts which require the Company to incur direct expenses on behalf of our clients have increased over the prior year period. Billable expenses as a percentage of revenue were 30.2% and 28.0% in fiscal 2017 and fiscal 2016, respectively.
General and Administrative Expenses
General and administrative expenses increased to $817.4 million from $806.5 million, or a 1.4% increase, primarily due to the correction of an immaterial misstatement. In addition, the Company recorded an impairment charge of $3.8 million for the technologies, customer relationships and other intangible assets related to a business acquisition. These increases were partially offset by decreases in occupancy costs and other business expenses of approximately $11.6 million. General and administrative expenses as a percentage of revenue were 14.1% and 14.9% for fiscal 2017 and fiscal 2016, respectively.
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
Income Tax Expense
Income tax expense increased to $159.4 million from $85.4 million, or a 86.7% increase. The effective tax rate increased to 38.7% in fiscal 2017 from 22.5% in fiscal 2016, primarily due to the release of uncertain tax position reserves in fiscal 2016.
Liquidity and Capital Resources
As of March 31, 2018, our total liquidity was $787.0 million, consisting of $287.0 million of cash and cash equivalents and $500.0 million available under the Revolving Credit Facility. In the opinion of management, we will be able to meet our liquidity and cash needs through a combination of cash flows from operating activities, available cash balances, and available borrowing under the Revolving Credit Facility. If these resources need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities.
The following table presents selected financial information for the periods presented:

	Fiscal Year Ended March 31,
	2018	2017	2016
	(In thousands)
Cash and cash equivalents	$286,958	$217,417	$187,529
Total debt	$1,818,579	$1,663,324	$1,597,261

Net cash provided by operating activities	$369,143	$382,277	$249,234
Net cash used in investing activities	(96,453)	(300,896)	(117,753)
Net cash used in financing activities	(203,149)	(51,493)	(151,169)
Total increase (decrease) in cash and cash equivalents	$69,541	$29,888	$(19,688)
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
Accounts receivable is the principal component of our working capital and is generally driven by revenue growth with other short-term fluctuations related to the payment practices of our clients. Our accounts receivable reflects amounts billed to our clients as of each balance sheet date. Our clients generally pay our invoices within 30 days of the invoice date. At any month-end, we also include in accounts receivable the revenue that was recognized in the preceding month, which is generally billed early in the following month. Finally, we include in accounts receivable amounts related to revenue accrued in excess of amounts billed, primarily on our fixed-price and cost-reimbursable-plus-award-fee contracts. The total amount of our accounts receivable can vary significantly over time, but is generally sensitive to revenue levels. Total accounts receivable (billed and unbilled combined, net of allowance for doubtful accounts) days sales outstanding, or DSO, which we calculate by dividing total accounts receivable by revenue per day during the relevant fiscal quarter, was 65 as of March 31, 2018 and 60 as of March 31, 2017. DSO increased as a result of sustained revenue growth and the timing of billings and collections associated with that growth.
Operating Cash Flow
Net cash provided by operations is primarily affected by the overall profitability of our contracts, our ability to invoice and collect cash from clients in a timely manner, and our ability to manage our vendor payments. Continued uncertainty in global economic conditions may also affect our business as customers and suppliers may decide to downsize, defer, or cancel contracts, which could negatively affect the operating cash flows. Net cash provided by operations was $369.1 million in fiscal 2018 compared to $382.3 million in the prior year, or a 3.4% decrease. The decrease was primarily the result of higher cash taxes paid during fiscal 2018 and an increase in working capital needs, including an increase in accounts receivable that is consistent with our growth.
Investing Cash Flow
Net cash used in investing activities was $96.5 million in fiscal 2018 compared to $300.9 million in the prior year period, or a 67.9% decrease. The decrease in net cash used in investing activities was due to the Company's acquisition of eGov Holdings, Inc. (d/b/a Aquilent) in fiscal 2017, partially offset by an increase in capital expenditures over the prior year primarily related to the timing of the leasehold improvements to update existing office space.
Financing Cash Flow
Net cash used in financing activities was $203.1 million in fiscal 2018 compared to $51.5 million in the prior year period. The increase in net cash used in financing activities was primarily due to the following:

•
An increase in share repurchases over the prior year period of $223.8 million. In fiscal 2018, the Company repurchased a total of 7.3 million shares of Class A Common Stock, including those related to shares withheld to cover Restricted Stock vesting, for $260.4 million and also paid $9.9 million for shares of Class A Common Stock repurchased in fiscal 2017 that settled in fiscal 2018. In fiscal 2017, the Company repurchased a total of 1.3 million shares of Class A Common Stock for $46.5 million.

•	Net borrowings on the Revolving Credit Facility decreased $225.0 million as compared to the prior year period.

•	The above was offset by net proceeds received of $343.3 million from the issuance of the Senior Notes.
Dividends and Share Repurchases
The Company paid $0.70 in dividends per share to shareholders of record in fiscal 2018. On May 29, 2018, the Company announced a regular quarterly cash dividend in the amount of $0.19 per share. The quarterly dividend is payable on June 29, 2018 to stockholders of record on June 14, 2018.

The following table summarizes the cash distributions recognized in the consolidated statement of cash flows:

	Fiscal Year Ended March 31,
	2018	2017	2016
	(In thousands)
Recurring dividends (1)	$103,411	$92,925	$80,015
Dividend equivalents (2)	951	2,254	31,802
Total distributions	$104,362	$95,179	$111,817
(1) Amounts represent recurring dividends that were declared and paid for during each quarter of fiscal 2018, 2017, and 2016, respectively.
(2) Dividend equivalents are distributions made to option holders equal to the previously declared special dividends.
On December 12, 2011, the Board of Directors authorized the repurchase of up to $30.0 million of our shares. On January 27, 2015, the share repurchase authorization was increased to $180.0 million. On January 25, 2017, the Board of Directors approved an increase to share repurchase authorization from $180.0 million to $410.0 million. On November 2, 2017, the Board of Directors approved an increase to our share repurchase authorization from $410.0 million to up to $610.0 million. During fiscal 2018 and 2017, the Company purchased 7.2 million and 1.3 million shares of the Company’s Class A Common Stock for an aggregate of $257.6 million and $46.4 million, respectively. Following the aforementioned repurchases as of March 31, 2018, the Company had $197.9 million remaining under the repurchase program.
On May 24, 2018, the Board of Directors approved an increase to our share repurchase authorization from $610.0 million to up to $910.0 million. As of May 24, 2018, taking into effect the increase in the share repurchase authorization, the Company may repurchase up to approximately $493.7 million of additional shares of common stock under its share repurchase program.
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
Indebtedness
Our debt totaled $1,818.6 million and $1,663.3 million as of March 31, 2018 and 2017, respectively. Our debt bears interest at specified rates and is held by a syndicate of lenders (see Note 11 to our consolidated financial statements).
On March 7, 2018, Booz Allen Hamilton and Booz Allen Investor, and certain wholly-owned subsidiaries of Booz Allen Hamilton, entered into the Fifth Amendment (the "Fifth Amendment") to the Credit Agreement (the "Credit Agreement"), dated as of July 31, 2012 among Booz Allen Hamilton, Booz Allen Investor, certain wholly owned subsidiaries of Booz Allen Hamilton and Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Lender (as previously amended by the First Amendment to Credit Agreement, dated as of August 16, 2013, the Second Amendment to Credit Agreement, date as of May 7, 2014, the Third Amendment to the Credit Agreement, dated as of July 13, 2016 and the Fourth Amendment to the Credit Agreement, dated as of February 6, 2017). Pursuant to the Fifth Amendment, the Company reduced the interest rate spread applicable to Term Loan B ("Term Loan B" and, together with Term Loan A, the "Term Loans"). The interest rate applicable to the Term Loan A ("Term Loan A") is unchanged.
Prior to the Fifth Amendment, approximately $395 million were outstanding under the Term Loan B. Pursuant to the Fifth Amendment, certain lenders converted their existing Term Loan B loans into a new tranche of Term Loan B loans in an aggregate amount, along with Term Loan B loans advances by certain new lenders, of approximately $395 million. The proceeds from the new lenders were used to prepay in full all of the existing Term B Loans that were not converted into the Term Loan B tranche.
As of March 31, 2018, the Credit Agreement, as amended, provided the Company with a $1,094 million Term Loan A and a $395 million Term Loan B, and a $500.0 million Revolving Credit Facility, with a sublimit for letters of credit of $100.0 million. As of March 31, 2018, the maturity date of Term Loan A and the termination date for the Revolving Credit Facility was June 30, 2021 and the maturity date of Term Loan B was June 30, 2023. Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement, as amended, are secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement, as amended, and related documentation. Subject to specified conditions, without the consent of the then-existing lenders (but subject to the receipt of commitments), the Term Loans or Revolving Credit Facility may be expanded (or a new term loan facility or revolving credit facility added to the existing facilities) by up to (i)

$400 million plus (ii) the aggregate principal amount under which pro forma consolidated net secured leverage remains less than or equal to 3.50:1.00.
At Booz Allen Hamilton's option, borrowings under Term Loan A and Revolving Credit Facility bear interest based either on LIBOR (adjusted for maximum reserves, and subject to a floor of zero) for the applicable interest period or a base rate (equal to the highest of (x) the administrative agent’s prime corporate rate, (y) the overnight federal funds rate plus 0.50% and (z) three-month LIBOR (adjusted for maximum reserves, and subject to a floor of zero) plus 1.00%), in each case plus an applicable margin, payable at the end of the applicable interest period and in any event at least quarterly. The applicable margin for Term Loan A and borrowings under the Revolving Credit Facility ranges from 1.50% to 2.25% for LIBOR loans and 0.50% to 1.25% for base rate loans, in each case based on Booz Allen Hamilton’s consolidated total net leverage ratio. Unused commitments under the Revolving Credit Facility are subject to a quarterly fee ranging from 0.30% to 0.40% based on Booz Allen Hamilton’s consolidated total net leverage ratio.
Under the Fifth Amendment, the rate at which Term Loan B bears interest is based on LIBOR (adjusted for maximum reserves and subject to a floor of zero plus 2.00% for the applicable interest period) or a base rate (equal to the highest of (x) the corporate base rate established by the administrative agent, (y) the overnight federal funds rate plus 0.50%, (z) three-month LIBOR (adjusted for maximum reserves) plus 1.00%, plus, in each case, 1.25%, payable at the end of the applicable interest period; provided, that if such rate shall be less than zero, such rate shall be deemed to be zero.
Booz Allen Hamilton occasionally borrows under the Revolving Credit Facility in anticipation of cash demands. During fiscal 2018 and 2017, Booz Allen Hamilton accessed a total of $125.0 million and $575.0 million, respectively of its $500.0 million Revolving Credit Facility. As of March 31, 2018, there was no outstanding balance on the Revolving Credit Facility. As of March 31, 2017, $130.0 million was outstanding on the Revolving Credit Facility.
The Credit Agreement, as amended, requires quarterly principal payments of 1.25% of the stated principal amount of Term Loan A until maturity, and quarterly principal payments of 0.25% of the stated principal amount of Term Loan B until maturity.
We also have agreed to pay customary letter of credit and agency fees. As of March 31, 2018 and 2017, we were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that totaled $6.3 million and $8.6 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At March 31, 2018 and 2017, approximately $1.4 million and $1.7 million of these instruments reduce our available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $15.0 million facility established in fiscal 2015, of which $10.1 million and $3.1 million, respectively, was available to us at March 31, 2018 and 2017. As of March 31, 2018, we had $498.6 million of capacity available for additional borrowings under the Revolving Credit Facility.
The Credit Agreement, as amended, contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants include limitations on the following, in each case subject to certain exceptions: (i) indebtedness and liens; (ii) mergers, consolidations or amalgamations, liquidations, wind-ups or dissolutions, and disposition of all or substantially all assets; (iii) dispositions of property; (iv) restricted payments; (v) investments; (vi) transactions with affiliates; (vii) sale and lease back transactions; (viii) change in fiscal periods; (ix) negative pledges; (x) restrictive agreements; (xi) line of business; and (xii) speculative hedging. The events of default include the following, in each case subject to certain exceptions: (a) failure to make required payments under the Secured Credit Facility; (b) material breaches of representations or warranties under the Secured Credit Facility; (c) failure to observe covenants or agreements under the Secured Credit Facility; (d) failure to pay or default under certain other material indebtedness; (e) bankruptcy or insolvency; (f) certain ERISA events; (g) certain material judgments; (h) actual or asserted invalidity of the Guarantee and Collateral Agreements or the other security documents or failure of the guarantees or perfected liens thereunder; and (i) a change of control. In addition, we are required to meet certain financial covenants at each quarter end, namely Consolidated Net Total Leverage and Consolidated Net Interest Coverage Ratios. As of March 31, 2018, we were compliant with these covenants.
During fiscal 2018, interest payments of $38.1 million and $14.9 million were made for the Term Loan A and Term Loan B facilities, respectively. During fiscal 2017, interest payments of $28.8 million and $19.5 million were made for the Term Loan A and Term Loan B facilities, respectively.
The total outstanding debt balance is recorded in the accompanying consolidated balance sheets net of unamortized discount and debt issuance costs of $20.7 million and $18.1 million as of March 31, 2018 and 2017, respectively.
On April 25, 2017, Booz Allen Hamilton issued $350 million aggregate principal amount of its 5.125% Senior Notes due 2025 under an Indenture, dated April 25, 2017. among Booz Allen Hamilton, certain subsidiaries of Booz Allen Hamilton, as guarantors (the "Subsidiary Guarantors"), and Wilmington Trust, National Association, as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of April 25, 2017, among Booz Allen Hamilton, the Subsidiary Guarantors and the Trustee. A portion of the proceeds was used to repay all outstanding loans under the Revolving Credit

Facility. We intend to use the remaining proceeds for working capital and other general corporate purposes, which may include the repayment of a portion or all of the outstanding DPO. During fiscal 2018, interest payments of $9.3 million were made for the Senior Notes. There were no similar payments made or required in fiscal 2017. (see Note 11 to our consolidated financial statements).
Borrowings under our Term Loans, and if used, our Revolving Credit Facility, incur interest at a variable rate. In accordance with our risk management strategy between April 6, 2017 and May 24, 2017, Booz Allen Hamilton executed a series of interest rate swaps. As of March 31, 2018, we had interest rate swaps with an aggregate notional amount of $450 million. These instruments hedge the variability of cash outflows for interest payments on the floating portion of our debt. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense (see Note 12 in our consolidated financial statements).
Capital Structure and Resources
Our stockholders’ equity amounted to $554.6 million as of March 31, 2018, a decrease of $19.0 million compared to stockholders’ equity of $573.6 million as of March 31, 2017. The decrease was primarily due to a $269.6 million increase in treasury stock resulting from the repurchase of shares of our Class A Common Stock and $103.4 million in dividend payments during fiscal 2018. These were partially offset by net income of $305.1 million, stock-based compensation expense of $23.3 million, and stock option exercises of $12.1 million in fiscal 2018.
Off-Balance Sheet Arrangements
As of March 31, 2018, we did not have any material off-balance sheet arrangements.
Contractual Obligations
The following table summarizes our contractual obligations that require us to make future cash payments as of March 31, 2018. For contractual obligations, we included payments that we have an unconditional obligation to make.

	Payments Due by Fiscal Periods
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 years
	(In thousands)
Long-term debt (a)	$1,839,275	$63,100	$126,200	$924,725	$725,250
Operating lease obligations	423,507	71,013	123,032	87,573	141,889
Interest on indebtedness	342,586	75,549	143,806	74,710	48,521
Deferred payment obligation (b)	83,333	83,333	—	—	—
Payments to the Booz Allen Foundation (c)	3,333	3,333	—	—	—
Liability to option holders (d)	280	280	—	—	—
Tax liabilities for uncertain tax positions (e)	11,787	519	11,268	—	—
Total contractual obligations	$2,704,101	$297,127	$404,306	$924,725	$915,660

(a)	See Note 11 to our consolidated financial statements for additional information regarding debt and related matters.

(b)	Includes $80 million deferred payment obligation balance plus interest due within the next year.

(c)	See Note 20 to our consolidated financial statements for a discussion of the Company's binding and irrevocable pledge to the Booz Allen Foundation.

(d)	Reflects liabilities to holders of stock options issued under the Equity Incentive Plan, as amended, as a result of special dividends paid in November 2013, and February and August 2014.

(e)	Reflects a reserve of $10.2 million for income tax uncertainties created with the acquisition discussed in Note 4 to our consolidated financial statements.
In the normal course of business, we enter into agreements with subcontractors and vendors to provide products and services that we consume in our operations or that are delivered to our clients. These products and services are not considered unconditional obligations until the products and services are actually delivered, at which time we record a liability for our obligation.

Capital Expenditures
Since we do not own any of our facilities, our capital expenditure requirements primarily relate to the purchase of computers, business systems, furniture, and leasehold improvements to support our operations. Direct facility and equipment costs billed to clients are not treated as capital expenses. Our capital expenditures for fiscal 2018 and 2017 were $78.4 million and $53.9 million, respectively, and the majority of such capital expenditures related to facilities infrastructure, equipment, and information technology. The increase in capital expenditures over the prior year primarily related to the timing of the leasehold improvements to update existing office space. Expenditures for facilities infrastructure and equipment are generally incurred to support new and existing programs across our business. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure. We expect capital expenditures for fiscal 2019 to increase from fiscal 2018 as a result of increased investments in our facilities, infrastructure, systems, and technology to support our continued growth.
Commitments and Contingencies
We are subject to a number of reviews, investigations, claims, lawsuits, and other uncertainties related to our business. For a discussion of these items, refer to Note 21 to our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in market rates and market prices such as those related to interest rates. We actively monitor these exposures and manage such risks through our regular operating and financing activities or through the use of derivative financial instruments.
Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt and cash equivalents, which consist primarily of funds invested in U.S. government money-market funds, and our cash flow hedges. As of March 31, 2018 and 2017, we had $287.0 million and $217.4 million, respectively, in cash and cash equivalents. The interest expense associated with our term loans and any loans under our revolving credit facility will vary with market rates.
Our exposure to market risk for changes in interest rates related to our outstanding debt will impact our Secured Credit Facility. A hypothetical interest rate increase of 1% would have increased interest expense related to the term facilities under our Secured Credit Facility by approximately $14.9 million in fiscal 2018 and $15.5 million in fiscal 2017, and likewise decreased our income and cash flows. As the Company’s interest rate swaps are forward starting in nature, with a start date of April 30, 2018, they will not reduce interest expense until fiscal 2019. The year over year increase in interest expense is primarily due to the April 2017 issuance of the Senior Notes. Additionally, 1 Month LIBOR, the benchmark interest rate attached to our floating rate debt, rose approximately 90 basis points throughout fiscal 2018, further contributing to the Company’s increased interest expense. This increase in LIBOR was partially offset with a 25 basis point reduction in our Term Loan B credit spread as part of the Fifth Amendment on March 7, 2018.
The return on our cash and cash equivalents balance as of March 31, 2018 and 2017 was less than 2%. Therefore, the corresponding impact to our interest income, and likewise to our income and cash flow, was not material.
Pursuant to our interest rate risk management strategies, we began using interest rate cash flow hedges in April 2017 to add stability to our incurrence of interest rate expense and to manage our exposure to related interest rate movement. See Note 12 to our consolidated financial statements for further discussion. As of March 31, 2018, we had interest rate swaps with an aggregate notional amount of $450 million. These derivative instruments hedge the variability of cash outflows for interest payments on our variable rate debt and are recorded at fair value on our consolidated balance sheet. As of March 31, 2018, a 25 basis point increase in interest rates would increase the fair value of our interest rate swaps by approximately $3.7 million and a 25 basis point decrease in interest rates would decrease the fair value of our interest rate swaps by approximately $3.7 million.

Item 8.	Financial Statements and Supplementary Data

Report of Ernst & Young LLP,
Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Booz Allen Hamilton Holding Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Booz Allen Hamilton Holding Corporation (the Company) as of March 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2018 and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at March 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 29, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2006
Tysons, Virginia
May 29, 2018

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONSOLIDATED BALANCE SHEETS

	March 31, 2018	March 31, 2017
	(Amounts in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$286,958	$217,417
Accounts receivable, net of allowance	1,130,452	991,810
Prepaid expenses and other current assets	71,309	85,253
Total current assets	1,488,719	1,294,480
Property and equipment, net of accumulated depreciation	169,896	139,167
Deferred tax assets	—	10,825
Intangible assets, net of accumulated amortization	260,972	271,880
Goodwill	1,581,146	1,571,190
Other long-term assets	102,633	85,563
Total assets	$3,603,366	$3,373,105
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$63,100	$193,150
Accounts payable and other accrued expenses	557,559	504,117
Accrued compensation and benefits	282,750	263,816
Other current liabilities	132,757	140,318
Total current liabilities	1,036,166	1,101,401
Long-term debt, net of current portion	1,755,479	1,470,174
Income tax reserves	11,787	11,647
Deferred tax liabilities	4,485	—
Other long-term liabilities	240,821	216,292
Total liabilities	3,048,738	2,799,514
Commitments and contingencies (Note 21)
Stockholders’ equity:
Common stock, Class A — $0.01 par value — authorized, 600,000,000 shares; issued, 158,028,673 shares at March 31, 2018 and 155,901,485 shares at March 31, 2017; outstanding, 143,446,539 shares at March 31, 2018 and 148,887,708 shares at March 31, 2017	1,580	1,559
Treasury stock, at cost — 14,582,134 shares at March 31, 2018 and 7,013,777 shares at March 31, 2017	(461,457)	(191,900)
Additional paid-in capital	346,958	302,907
Retained earnings	682,653	478,102
Accumulated other comprehensive loss	(15,106)	(17,077)
Total stockholders’ equity	554,628	573,591
Total liabilities and stockholders’ equity	$3,603,366	$3,373,105

The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
	2018	2017	2016
	(Amounts in thousands, except per share data)
Revenue	$6,171,853	$5,804,284	$5,405,738
Operating costs and expenses:
Cost of revenue	2,867,103	2,691,982	2,580,026
Billable expenses	1,861,312	1,751,077	1,513,083
General and administrative expenses	858,597	817,434	806,509
Depreciation and amortization	64,756	59,544	61,536
Total operating costs and expenses	5,651,768	5,320,037	4,961,154
Operating income	520,085	484,247	444,584
Interest expense	(82,269)	(62,298)	(70,815)
Other income (expense), net	188	(10,049)	5,693
Income before income taxes	438,004	411,900	379,462
Income tax expense	132,893	159,410	85,368
Net income	$305,111	$252,490	$294,094
Earnings per common share (Note 3):
Basic	$2.08	$1.69	$1.98
Diluted	$2.05	$1.67	$1.94

The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended March 31,
	2018	2017	2016
	(Amounts in thousands)
Net income	$305,111	$252,490	$294,094
Other comprehensive income, net of tax:
Unrealized gain on derivatives designated as cash flow hedges	4,993	—
Change in postretirement plan costs	(171)	2,536	2,546
Total other comprehensive (loss) income, net of tax	$4,822	$2,536	$2,546
Comprehensive income	$309,933	$255,026	$296,640

The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
	2018	2017	2016
	(Amounts in thousands)
Cash flows from operating activities
Net income	$305,111	$252,490	$294,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,756	59,544	61,536
Stock-based compensation expense	23,318	21,249	24,992
Deferred income taxes	13,505	15,536	3,549
Excess tax benefits from stock-based compensation	(14,457)	(18,175)	(31,924)
Amortization of debt issuance costs and loss on extinguishment	5,974	15,566	8,359
Losses (gains) on dispositions and impairments	(246)	4,673	547
Changes in assets and liabilities:
Accounts receivable	(135,870)	(87,154)	(31,229)
Income taxes receivable / payable	9,636	54,564	(4,170)
Prepaid expenses and other current assets	14,119	(115)	24,873
Other long-term assets	(12,394)	(10,146)	(49,060)
Accrued compensation and benefits	11,296	21,535	(8,409)
Accounts payable and other accrued expenses	47,316	14,846	4,911
Accrued interest	6,218	(806)	(2,829)
Income tax reserves	140	(91)	(56,927)
Other current liabilities	6,461	13,256	66,031
Other long-term liabilities	24,260	25,505	(55,110)
Net cash provided by operating activities	369,143	382,277	249,234
Cash flows from investing activities
Purchases of property and equipment	(78,437)	(53,919)	(66,635)
Payments for business acquisitions, net of cash acquired	(19,113)	(247,627)	(51,118)
Insurance proceeds received for damage to equipment	1,097	650	—
Net cash used in investing activities	(96,453)	(300,896)	(117,753)
Cash flows from financing activities
Proceeds from issuance of common stock	8,907	6,314	5,977
Stock option exercises	12,095	14,687	7,962
Excess tax benefits from stock-based compensation	—	18,175	31,924
Repurchases of common stock	(270,318)	(46,548)	(63,152)
Cash dividends paid	(103,411)	(92,925)	(80,015)
Dividend equivalents paid to option holders	(951)	(2,254)	(31,802)
Repayment of debt	(317,149)	(968,325)	(295,063)
Proceeds from debt issuance	467,678	1,019,383	273,000
Net cash used in financing activities	(203,149)	(51,493)	(151,169)
Net increase (decrease) in cash and cash equivalents	69,541	29,888	(19,688)
Cash and cash equivalents––beginning of year	217,417	187,529	207,217
Cash and cash equivalents––end of year	$286,958	$217,417	$187,529
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$62,498	$49,062	$57,068
Income taxes	$128,416	$89,556	$143,083
Supplemental disclosures of non-cash investing and financing activities
Share repurchases transacted but not settled and paid	$9,146	$9,907	$—
Contingent consideration arising from businesses acquired	$—	$3,576	$—
The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)	Class A Common Stock		Class E Special Voting Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2015	150,237,675	$1,502	1,851,589	$6	(2,999,393)	$(72,293)	$174,985	$104,457	$(22,159)	$186,498
Issuance of common stock	443,813	4	0	—	0	—	5,973	—	—	5,977
Stock options exercised	2,709,570	28	(1,851,589)	(6)	0	—	7,940	—	—	7,962
Excess tax benefits from the exercise of stock options	0	—	0	—	0	—	31,924	—	—	31,924
Repurchase of common stock	0	—	0	—	(2,399,203)	(63,152)	—	—	—	(63,152)
Recognition of liability related to future stock option exercises (Note 18)	0	—	0	—	0	—	(2,339)	—	—	(2,339)
Net income	0	—	0	—	0	—	—	294,094	—	294,094
Other comprehensive income, net of tax	0	—	0	—	0	—	—	—	2,546	2,546
Dividends paid (Note 17)	0	—	0	—	0	—	—	(80,014)	—	(80,014)
Stock-based compensation expense	0	—	0	—	0	—	24,992	—	—	24,992
Balance at March 31, 2016	153,391,058	$1,534	0	$—	(5,398,596)	$(135,445)	$243,475	$318,537	$(19,613)	$408,488
Issuance of common stock	578,932	6	0	—	0	—	6,308	—	—	6,314
Stock options exercised	1,931,495	19	0	—	0	—	14,668	—	—	14,687
Excess tax benefits from the exercise of stock options	0	—	0	—	0	—	18,175	—	—	18,175
Repurchase of common stock	0	—	0	—	(1,615,181)	(56,455)	—	—	—	(56,455)
Recognition of liability related to future stock option exercises (Note 18)	0	—	0	—	0	—	(968)	—	—	(968)
Net income	0	—	0	—	0	—	—	252,490	—	252,490
Other comprehensive income, net of tax	0	—	0	—	0	—	—	—	2,536	2,536
Dividends paid (Note 17)	0	—	0	—	0	—	—	(92,925)	—	(92,925)
Stock-based compensation expense	0	—	0	—	0	—	21,249	—	—	21,249
Balance at March 31, 2017	155,901,485	$1,559	0	$—	(7,013,777)	$(191,900)	$302,907	$478,102	$(17,077)	$573,591
Issuance of common stock	866,099	8	0	—	0	—	8,899	—	—	8,907
Stock options exercised	1,261,089	13	0	—	0	—	12,082	—	—	12,095
Excess tax benefits from the exercise of stock options	0	—	0	—	0	—	—	—	—	—
Repurchase of common stock	0	—	0	—	(7,568,357)	(269,557)	—	—	—	(269,557)
Recognition of liability related to future stock option exercises (Note 18)	0	—	0	—	0	—	(248)	—	—	(248)
Net income	0	—	0	—	0	—	—	305,111	—	305,111
Reclassification of AOCI due to the Act (Note 2)	0	—	0	—	0	—	—	2,851	(2,851)	—
Other comprehensive (loss) income, net of tax	0	—	0	—	0	—	—	—	4,822	4,822
Dividends paid (Note 17)	0	—	0	—	0	—	—	(103,411)	—	(103,411)
Stock-based compensation expense	0	—	0	—	0	—	23,318	—	—	23,318
Balance at March 31, 2018	158,028,673	$1,580	0	$—	(14,582,134)	$(461,457)	$346,958	$682,653	$(15,106)	$554,628
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
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
March 31, 2018
1. BUSINESS OVERVIEW
Our Business
Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or Holding, the Company or we, us, and our, was incorporated in Delaware in May 2008. The Company provides management and technology consulting, engineering, analytics, digital solutions, mission operations, and cyber expertise to U.S. and international governments, major corporations, and not-for-profit organizations. The Company reports operating results and financial data in one reportable segment. The Company is headquartered in McLean, Virginia, with approximately 24,600 employees as of March 31, 2018.
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
The Company’s fiscal year ends on March 31 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31. The accompanying consolidated financial statements present the financial position of the Company as of March 31, 2018 and 2017 and the Company’s results of operations for fiscal 2018, fiscal 2017, and fiscal 2016.
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
Contract accounting requires significant judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of the Company’s contracts, developing total revenue and cost at completion estimates requires the use of significant judgment. Contract costs include direct labor and billable expenses and an allocation of allowable indirect costs. Billable expenses is comprised of subcontracting costs and other “out-of-pocket” costs that often include, but are not limited to, travel-related costs and telecommunications charges. The Company typically recognizes revenue and billable expenses from these transactions on a gross basis when it is the primary obligor on our contracts with customers. Assumptions regarding the length of time to complete the contract also include expected increases in wages and prices for materials. Estimates of total contract revenue and costs are monitored during the term of the contract and are subject to revision as the contract progresses. Anticipated losses on contracts are recognized in the period they are deemed probable and can be reasonably estimated.
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
Cash and Cash Equivalents
Cash and cash equivalents include operating cash on hand and highly liquid investments having a weighted average maturity of 60 days or less and a weighted average life of 120 days or less. The Company’s cash equivalents consist primarily of institutional and government money market funds and money market deposit accounts. The Company maintains its cash and cash equivalents in bank accounts that, at times, exceed the federally insured FDIC limits. The Company has not experienced any losses in such accounts.
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

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company’s cash equivalents are generally invested in U.S. government money market funds and money market deposit accounts. The Company believes that credit risk for accounts receivable is limited as the receivables are primarily with the U.S. government.
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
We have a contingent consideration arrangement in connection with a business acquisition which requires a fair value measurement determined using probability-weighted cash flows. See Note 19 to our consolidated financial statements for further information about the valuation of the contingent consideration liability and the inputs used in the fair value measurement.
Intangible Assets
Intangible assets primarily consist of the Company's trade name, customer relationships, and other amortizable intangible assets. Customer relationships are generally amortized on an accelerated basis over the expected life based on projected future cash flows of approximately three to twelve years. The Company's trade name is not amortized, but is tested for impairment on at least an annual basis as of January 1 and more frequently if interim indicators of impairment exist. The trade name is considered to be impaired if the carrying value exceeds its estimated fair value. The Company used the relief from royalty method to estimate the fair value. The fair value of the asset is the present value of the license fees avoided by owning the asset, or the royalty savings. During the fiscal year ended March 31, 2017, the Company recorded impairment charges related to intangible assets acquired in an acquisition. During the fiscal year ended March 31, 2018, and 2016, the Company did not record any impairment of intangible assets.
Goodwill
The Company assesses goodwill for impairment on at least an annual basis on January 1 unless interim indicators of impairment exist. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. The Company operates as a single operating segment and as a single reporting unit for the purpose of evaluating goodwill. As of January 1, 2018, the Company performed its annual impairment test of goodwill by comparing the fair value of the Company (based on market capitalization) to the carrying value of the Company's net equity, and concluded that the fair value of the reporting unit was significantly greater than the carrying amount. During the fiscal years ended March 31, 2018, 2017, and 2016, the Company did not record any impairment of goodwill.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

Long-Lived Assets
The Company reviews its long-lived assets, including property and equipment and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for any excess of the carrying amount over the fair value of the asset. During the fiscal years ended March 31, 2018, 2017, and 2016, the Company did not record any material impairment charges.
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
See Note 13 to our consolidated financial statements for further information regarding the effects of U.S. tax law changes enacted during the third fiscal quarter of 2018 and financial reporting guidance issued by the SEC.
Comprehensive Income
Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is presented in the consolidated statements of comprehensive income. Accumulated other comprehensive loss as of March 31, 2018 and 2017 consisted of net unrealized losses on the Company’s defined and postretirement benefit plans and unrealized gains or losses on interest rate swaps designated as cash flow hedges.
Share-Based Payments
Share-based payments to employees are recognized in the consolidated statements of operations based on their grant date fair values with the expense for time vested awards recognized on an accelerated basis over the vesting period. The expense for performance awards is recognized straight line over the vesting period. The Company uses the Black-Scholes option-pricing model to determine the fair value of its option awards at the time of grant.
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
The Company also offers medical and dental benefits to inactive employees (and their eligible dependents) on long-term disability. The Company accrues the costs of the benefits at the date the inactive employee becomes disability eligible and elects to participate in the benefit. The accrued cost for such benefits is calculated using an actuarial estimate of the present value of all future benefit payments for obligations at the end of the fiscal year.

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
The accounting guidance for fair value measurements establishes a three-level fair value hierarchy that prioritizes the inputs used in measuring fair value as follows: observable inputs such as quoted prices in active markets (Level 1); inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2); and unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions (Level 3). Assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. See Note 19 to our consolidated financial statements for additional information on the Company’s fair value measurements.
Recent Accounting Pronouncements
On February 14, 2018, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU 2018-02, Income Statement, Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This guidance permits entities to reclassify the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts related to items remaining in accumulated other comprehensive income to retained earnings as a result of the Tax Cuts and Jobs Act (the "2017 Tax Act") enacted by the U.S. federal government on December 22, 2017. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. Although immaterial, the Company early adopted ASU 2018-02 and made an election to reclassify $2.9 million from accumulated other comprehensive income to retained earnings in the fourth quarter of fiscal 2018.
On December 22, 2017, the Staff of the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, or SAB 118, which addresses situations where the accounting under FASB Accounting Standards Codification No. 740, Income Taxes, or ASC 740 is incomplete for certain income tax effects of Public Law No. 115-97, commonly referred to as the 2017 Tax Act, by the time an entity issues its financial statements for the fiscal period that includes the date that the 2017 Tax Act was enacted.
Under ASC 740, entities are required to adjust current and deferred tax liabilities and assets for the effects of changes in tax laws or rates at their date of enactment. However, pursuant to SAB 118, if an entity does not have the necessary information available, prepared, or analyzed for certain income tax effects of the 2017 Tax Act at the time an entity's financial statements are issued, an entity shall apply ASC 740 based on the provisions of the tax laws that were in effect immediately prior to the enactment of the 2017 Tax Act. If the accounting for certain income tax effects of the 2017 Tax Act is incomplete, but an entity can determine a reasonable estimate for those effects, an entity can record provisional amounts and adjust such amounts as necessary during a measurement period, which ends on the earlier of when an entity has obtained, prepared, and analyzed the information necessary to complete the accounting requirements of ASC 740 and December 22, 2018.
As discussed further in Note 13, the Company is a fiscal year-end taxpayer and is required to use a blended statutory federal tax rate, inclusive of the federal rate change enacted on December 22, 2017, to compute its effective tax rate from the third quarter of fiscal 2018. These effects contributed to an overall decrease in the Company's effective tax rate. Based on ASC 740, comparative prior period amounts were not adjusted for the rate change effects of the 2017 Tax Act.
Further, the Company recognized provisional tax effects of the 2017 Tax Act in the year ended March 31, 2018 and recorded $9.1 million in income tax benefit which relates entirely to the re-measurement of deferred tax assets and liabilities using the new 21% tax rate. Upon completion of its on-going assessment of the implications of the 2017 Tax Act during the measurement period, the Company may identify additional re-measurement adjustments to the recorded deferred tax balances

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

resulting from the 2017 Tax Act given its complexity and pending further interpretive guidance that may be issued by the Internal Revenue Service (IRS). In addition, a tax accounting method change was filed as of March 31, 2018 associated with the Company's unbilled receivables that is currently pending IRS approval. As a non-automatic method change, the Company can not yet adjust for this in the deferred re-measurement process. The Company will continue to assess its provision for income taxes as future guidance is issued. Any such revisions will be treated in accordance with the measurement period guidance outlined in SAB 118.
In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities. This guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires, for qualifying hedges, the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. Additionally, the guidance also expands an entity's ability to apply hedge accounting for nonfinancial and financial risk components, simplifies the hedge documentation and hedge effectiveness assessment requirements, and modifies certain disclosure requirements. ASU 2017-12 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which will change the presentation of net periodic benefit cost components on the consolidated statement of operations. Under this guidance, the service cost component of net periodic benefit cost will continue to be presented in the same line items as other employee compensation costs, while the remaining components of net periodic benefit costs are to be presented outside operating income. ASU 2017-07 is effective for annual reporting periods beginning after December 15, 2017 and is to be applied retrospectively, with early adoption permitted. The Company will adopt the new standard in the first quarter of fiscal 2019 on a retrospective basis. For the Officer Medical Plan, the adoption of ASU 2017-07 will result in a reclassification of $7.3 million and $7.8 million of net periodic benefit costs that are not related to service components to other income (expense), net for fiscal 2018 and fiscal 2017, respectively. The adoption of this standard and change in classification is not expected to be material to the Company's consolidated financial statements.
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
The primary impacts of adopting ASU 2016-09 were those related to excess tax benefits and tax deficiencies. The new guidance requires that such amounts be recognized as income tax expense or benefit in the statement of operations, which could result in fluctuations in the Company's effective tax rate period over period depending on how many awards vest, or options are exercised, in a quarter. The guidance also requires that the cash flows associated with these transactions be presented with other income tax related cash flows in the operating activities section of the statement of cash flows. The Company recognized excess tax benefits, inclusive of the impact of the 2017 Tax Act, of $14.5 million during fiscal year 2018, as a reduction to income tax expense in the consolidated statement of operations. The effect of adopting ASU 2016-09 resulted in a decrease in the Company's current period effective tax rate. As permitted, the Company adopted the guidance related to the presentation of excess tax benefits in the consolidated statement of cash flows on a prospective basis. Prior period amounts were not adjusted.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability of accounting for lease transactions. The new leasing standard requires lessees to recognize lease assets and lease liabilities on their balance sheet for all leases with a lease term of greater than 12 months. Lessor accounting is largely unchanged. Topic 842 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The new leasing standard currently requires the application of a modified retrospective approach to the beginning of the earliest period presented in the financial statements. In January 2018, the FASB issued an exposure draft of the proposed ASU, Leases (Topic 842): Targeted Improvements. The proposed ASU provides an alternative transition method of adoption, permitting the recognition of a cumulative-effect adjustment to retained earnings on the date of adoption. The Company intends to adopt the standard on the effective date and we will make a transition decision upon the FASB deciding whether it will approve an alternative transition method.
A dedicated implementation team has been established that continues to make progress toward completing the evaluation of the impact of the new standard. The Company is currently evaluating its population of leased assets in order to assess the

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

impact of Topic 842 on its lease portfolio, and designing and implementing new processes and controls. Until this effort is completed, the Company cannot determine the effect of Topic 842 on our consolidated financial statements.
In May 2014, the FASB issued Accounting Standard Codification No. 606, Revenue from Contracts with Customers (Topic 606). Topic 606, as amended, will replace existing revenue recognition standards by outlining a single set of comprehensive principles for recognizing revenue. The revenue standard will also significantly expand the disclosure requirements for revenue arrangements. Amendments to Topic 606 have generally focused on promoting a more consistent interpretation and application of the principles for recognizing revenue.
Topic 606 was effective for the Company beginning on April 1, 2018 (i.e., beginning with the first quarter fiscal 2019 interim financial statements). The Company will adopt the new revenue standard using the full retrospective transition method, which requires that it be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown (i.e., April 1, 2016 or the beginning of the first quarter of fiscal 2017). During fiscal 2018, the Company completed its assessment of the cumulative effect of adopting Topic 606 and assessed the impact to be immaterial. Under the full retrospective method, the Company principally recognized the cumulative effect of adoption as an increase in billed and unbilled accounts receivables, an increase in deferred tax liabilities, and a net increase in retained earnings as of April 1, 2016 of less than $3.0 million. The Company has substantially completed its assessment of the impact of adoption on our fiscal 2017 and 2018 results and the Company believes the retrospective impact of Topic 606 to those prior fiscal periods to be immaterial. The impact of Topic 606 on fiscal 2017 and 2018 results may not be representative of the impact on subsequent years’ results.
During fiscal 2018, the Company substantially completed its evaluation of Topic 606, including the impact on our accounting policies and practices, accounting systems and business processes. As a result of our evaluation, the Company identified changes to and modified certain of our accounting policies and practices. While some system changes were complex to design and test, the effect of such changes were not significant upon adoption of Topic 606. The Company also designed and implemented specific controls over our evaluation of the impact of Topic 606, including the calculation of the cumulative effect of adopting Topic 606. Finally, the Company has designed new internal controls and modified certain of our existing internal controls and processes to incorporate the revisions made to accounting policies and practices on a post-adoption basis.
While the Company's comprehensive assessment identified the following notable observations or impacts to our accounting policies and practices, the Company does not believe that adopting Topic 606 under its principles-based approach to recognizing revenue will be material to the Company's fiscal year consolidated financial statements:

•
The Company expects insignificant changes related to recognizing revenue and earnings over time for long-term contracts as work progresses because of the continuous transfer of control to the customer, generally using an input measure (e.g., costs incurred) to reflect progress.

•	The determination of the customer and contract under Topic 606 will not significantly change.

•
Revenue previously deferred for non-federal government arrangements that commenced without a signed, written contract may be recognized under Topic 606 when such arrangements are legally enforceable under applicable laws and regulations.

•
The Company has determined that in its U.S. government contract portfolio, there are certain periods of performance option exercises that will be evaluated as separate performance obligations or new arrangements for accounting purposes due to their distinct nature. For example, these situations may arise when options to renew the period of performance are not exercised within a relatively short period after execution of the base contract and are thus evaluated to be separate and unrelated purchasing decisions by the customer, or when an option exercise is not the continuation of an integrated service, finished deliverable, or a single combined output.

•
The determination of contract transaction price associated with performance-based contracts (i.e., incentive or award-based contracts) will generally be consistent with the Company's current measurement practices for such contracts. The Company's estimates at completion for most fixed price contracts will now include unfunded components.

•
For interim period financial reporting purposes under Topic 606, contract revenue attributable to indirect costs will be recognized using the agreed-upon annual forward-pricing rates established with the U.S. government at the start of each fiscal year. Forward pricing rates are estimated and agreed upon between the Company and the U.S. government and represent indirect contract costs required to execute and administer contract obligations. The impact of any agreed-upon changes, or changes in the estimated annual forward-pricing rates, will be recorded in the interim financial reporting period when such changes are determined. The impact of this change relates to the interim financial reporting period differences between the actual indirect cost incurred and allocated to contracts compared to the estimated amounts allocated to

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

contracts using the estimated annual forward-pricing rates established with the U.S. government, which the Company believes represents the transaction price under Topic 606. This change to our interim accounting policies and practices aligns to the principles of Topic 606 indicating that revenue should reflect expectations about the consideration a company will be entitled to receive from a customer and such revenue and profit margin should be applied on a consistent basis using judgment and reliable estimates for contractual arrangements. This will be a change from the Company’s current practices in which the Company records during interim reporting periods adjustments to revenue based on the indirect spending incurred as of that interim period ended primarily for cost-reimbursable and fixed-price contracts. Because of the new revenue standard, profit margin on such contracts is expected to be more consistent throughout the interim periods of the fiscal year, notwithstanding seasonality the Company may experience during interim and fiscal year periods due to changes in the government’s funding and spending patterns. The Company believes this change in interim period financial reporting will have no impact on the fiscal year end consolidated statements of operations, balance sheets or statements of cash flow as the estimated indirect forward-pricing rates are adjusted to actual rates at that time.

•
Contracts with significant up-front materials are expected to see an increase in the amount of revenue and costs recognized upon the date of the adoption, but the change in profitability is not expected to be significant.

Topic 606 will also require expanded disclosures regarding the nature, timing and uncertainty of revenue and contract balances, including how and when the Company satisfies its performance obligations and the relationship between revenue recognized and changes in contract balances during a reporting period. The Company has evaluated these disclosure requirements and incorporated the collection of relevant data into our reporting process.
Other recent accounting pronouncements issued during fiscal 2018 and through the filing date are not expected to have a material impact on the Company's present or historical consolidated financial statements.

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
The Company currently has outstanding shares of Class A Common Stock. Unvested Class A Restricted Common Stock holders are entitled to participate in non-forfeitable dividends or other distributions. These unvested restricted shares participated in the Company's dividends declared and paid in each quarter of fiscal 2018, 2017, and 2016. As such, EPS is calculated using the two-class method whereby earnings are reduced by distributed earnings as well as any available undistributed earnings allocable to holders of unvested restricted shares. A reconciliation of the income used to compute basic and diluted EPS for the periods presented are as follows:

	Fiscal Year Ended March 31,
	2018	2017	2016
Earnings for basic computations (1)	$303,224	$250,231	$290,542
Weighted-average Class A Common Stock outstanding	145,964,574	148,218,968	146,494,407
Total weighted-average common shares outstanding for basic computations	145,964,574	148,218,968	146,494,407
Earnings for diluted computations (1)	$303,238	$250,249	$290,596
Dilutive stock options and restricted stock	1,785,448	2,055,672	3,224,730
Average number of common shares outstanding for diluted computations	147,750,022	150,274,640	149,719,137
Earnings per common share
Basic	$2.08	$1.69	$1.98
Diluted	$2.05	$1.67	$1.94
(1) During fiscal 2018, 2017, and 2016 approximately 0.8 million, 1.3 million, and 1.8 million shares of participating securities were paid dividends totaling $0.8 million, $0.9 million, and $1.0 million, respectively. For fiscal 2018 there were undistributed

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

earnings of $1.1 million allocated to the participating class of securities in both basic and diluted earnings per share. For fiscal 2017 there were undistributed earnings of $1.4 million allocated to the participating class of securities in both basic and diluted earnings per share. For fiscal 2016 there were undistributed earnings of $2.5 million allocated to the participating class of securities in both basic and diluted earnings per share. The allocated undistributed earnings and the dividends paid comprise the difference between net income presented on the consolidated statements of operations and earnings for basic and diluted computations for fiscal 2018, 2017, and 2016.
The EPS calculation for fiscal 2018, 2017, and 2016 excludes 0.3 million, 0.05 million, and 0.6 million options as their impact was anti-dilutive.
4. ACQUISITIONS
There were no material acquisitions during fiscal 2018 or through the period subsequent to the issuance of the current financial statements.
Fiscal 2017 Acquisition
On January 24, 2017, the Company acquired eGov Holdings, Inc., which we refer to as Aquilent. As a result of the transaction, Aquilent became a wholly owned subsidiary of the Company. Aquilent is an architect of IT solutions for the U.S. Federal government. The acquisition further expands the Company's ability to blend its consulting heritage with advanced technical expertise.
The total purchase consideration paid at closing was $253.6 million. As part of the acquisition, the Company and the selling shareholders of Aquilent agreed to jointly make an election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended, or the Code, to treat the acquisition as an asset purchase for income tax purposes. The Company agreed to reimburse the selling stockholders for previously unrealized tax consequences on Aquilent's prior tax-return positions that became realized upon acquisition; and agreed to indemnify the selling stockholders for potential, incremental increases in income taxes and related costs as a result of the Section 338(h)(10) election. The indemnity was evaluated to be acquisition-related contingent consideration, which was preliminarily estimated at the acquisition date fair value of $3.6 million. The acquisition-related contingent consideration was calculated using probability-weighted cash flows and significant unobservable inputs (Level 3) as described under the fair value hierarchy of ASC 820, Fair Value Measurements, or ASC 820.
The Company recorded the assets acquired and liabilities assumed at their acquisition date estimated fair value, with the difference between the fair value of the net assets acquired and the acquisition consideration reflected as goodwill. The following table represents the final allocation of fair value of assets acquired and liabilities assumed:

Current assets	$15,809
Other tangible assets	1,144
Customer-relationship intangible assets	69,000
Goodwill	199,826
Current liabilities	(8,450)
Tax liability	(13,554)
Income tax uncertainty	(10,221)
Total purchase consideration transfer at closing	$253,554
The identifiable customer-relationship intangible assets of $69.0 million was valued using the excess earnings method discounted cash flow approach, incorporating Level 3 inputs as described under the fair value hierarchy of ASC 820 and it is being amortized over 12 years. An acquisition date tax of $13.6 million was relieved and paid during the first quarter of fiscal 2018. The Company continues to carry a related reserve of $10.2 million for income tax uncertainties created with the acquisition resulting from uncertainty in the sustainability of Aquilent's prior tax-return positions under examination with the relevant tax authorities. The goodwill of $199.8 million was primarily attributed to the specialized workforce and the expected synergies between the Company and Aquilent. The majority of the goodwill is expected to be deductible for tax purposes. Pro

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

forma results of operations for this acquisition are not presented because it is not material to the Company's consolidated results of operations.

5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
As of March 31, 2018 and 2017, goodwill was 1,581.1 million and 1,571.2 million, respectively. The increase in the carrying amount of goodwill was attributable to an acquisition.
The Company performed an annual impairment test of goodwill as of January 1, 2018 and 2017, and we did not identify any impairment.
Intangible Assets
Intangible assets consisted of the following:

	March 31, 2018			March 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer relationships and other amortizable intangible assets	$115,808	$45,036	$70,772	$274,915	$193,235	$81,680

Unamortizable intangible assets:
Trade name	$190,200	$—	$190,200	$190,200	$—	$190,200

Total	$306,008	$45,036	$260,972	$465,115	$193,235	$271,880
Intangible assets are generally amortized on an accelerated basis over periods ranging from 3 years to 12 years. The weighted-average remaining period of amortization for all customer relationships is 9.3 years.
The Company performed an annual impairment test of the trade name as of January 1, 2018 and 2017, and did not identify any impairment. However, the Company recognized an impairment charge of $3.8 million in fiscal 2017 for acquired technology, customer relationships and other intangible assets associated with a historical business acquisition. During fiscal 2018, gross carrying value and accumulated amortization was reduced related to fully-amortized intangible assets.
Amortization expense for fiscal 2018, 2017, and 2016 was $16.9 million, $13.9 million, and $12.1 million, respectively. The following table summarizes the estimated annual amortization expense for future periods indicated below:

For the Fiscal Year Ended March 31,
2019	$15,723
2020	12,985
2021	10,166
2022	7,647
2023	6,557
Thereafter	17,694
Total estimated amortization expense	$70,772

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

6. ACCOUNTS RECEIVABLE, NET OF ALLOWANCE
Accounts receivable, net of allowance consisted of the following:

	March 31,
	2018	2017
Current assets:
Accounts receivable–billed	$395,136	$340,716
Accounts receivable–unbilled	735,393	651,094
Allowance for doubtful accounts	(77)	—
Accounts receivable, net	1,130,452	991,810
Other long-term assets:
Accounts receivable–unbilled	59,633	59,913
Total accounts receivable, net	$1,190,085	$1,051,723
Unbilled amounts represent revenues for which billings have not been presented to customers at year end. These amounts are usually billed and collected within one year. Long-term unbilled receivables not anticipated to be billed and collected within one year, which are primarily related to retainage, holdbacks, and long-term rate settlements to be billed at contract closeout, are included in other long-term assets in the accompanying consolidated balance sheets. The Company recognized a provision for doubtful accounts (including certain unbilled reserves) of $3.2 million, $0.6 million, and $1.1 million for fiscal 2018, 2017, and 2016, respectively.
7. PROPERTY AND EQUIPMENT, NET
The components of property and equipment, net were as follows:

	March 31,
	2018	2017
Furniture and equipment	$164,061	$151,552
Computer equipment	79,629	75,159
Software	59,051	48,361
Leasehold improvements	202,133	177,009
Total	504,874	452,081
Less: Accumulated depreciation and amortization	(334,978)	(312,914)
Property and equipment, net	$169,896	$139,167
Property and equipment, net, includes $15.6 million and $8.1 million of internally developed software, net of depreciation as of March 31, 2018 and 2017, respectively. Depreciation and amortization expense relating to property and equipment for fiscal 2018, 2017, and 2016 was $48.1 million, $46.3 million, and $50.1 million, respectively. During fiscal 2018 and 2017, the Company reduced the gross cost and accumulated depreciation and amortization by $16.1 million and $11.9 million, respectively, for zero net book value assets deemed no longer in service.

8. ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES
Accounts payable and other accrued expenses consisted of the following:

	March 31,
	2018	2017
Vendor payables	$339,993	$268,630
Accrued expenses	217,566	235,487
Total accounts payable and other accrued expenses	$557,559	$504,117

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

Accrued expenses consisted primarily of the Company’s reserve related to potential cost disallowance in conjunction with government audits. Refer to Note 21 for further discussion of this reserve.

9. ACCRUED COMPENSATION AND BENEFITS
Accrued compensation and benefits consisted of the following:

	March 31,
	2018	2017
Bonus	$87,817	$77,765
Retirement	35,743	31,879
Vacation	131,519	124,486
Other	27,671	29,686
Total accrued compensation and benefits	$282,750	$263,816

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
The remaining $80.0 million is available to indemnify the Company for certain pre-acquisition tax contingencies, related interest and penalties, and other matters pursuant to the Merger Agreement. Any amounts remaining after the settlement of all claims will be paid out to the selling shareholders. As of March 31, 2018, there were no estimated tax indemnified amounts recorded against the DPO. Remaining potential claims outstanding that may be indemnified pursuant to the Merger Agreement relate to former officers and stockholders’ suits that are still in litigation (See Note 21 to our consolidated financial statements).
During fiscal 2018, the Company accrued interest at a rate of 5% per six-month period on the unpaid DPO balance, net of any settled claims or payments, which was $80.0 million as of March 31, 2018 and 2017. Accordingly, the $81.3 million and $81.3 million recorded within other current liabilities as of March 31, 2018 and March 31, 2017, respectively, represent the residual balances estimated to be paid to the selling shareholders subject to any remaining potential claims based on consideration of accrued interest and other matters.
A reconciliation of the principal balance of the DPO to the amount recorded in the consolidated balance sheets for the periods presented are as follows:

	March 31,
	2018	2017
Deferred payment obligation:	$80,000	$80,000
Accrued interest	1,311	1,304
Amount recorded in the consolidated balance sheet	$81,311	$81,304
The Company paid $8.0 million in each of fiscal 2018 and 2017 of accrued interest to the selling shareholders.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

11. DEBT
Debt consisted of the following:

	March 31, 2018		March 31, 2017
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Term Loan A	3.88%	$1,094,275	2.98%	$1,153,425
Term Loan B	3.88%	395,000	3.08%	398,000
Revolving credit facility (ABR)	—%	—	5.00%	80,000
Revolving credit facility (LIBOR)	—%	—	2.98%	50,000
Senior Notes	5.13%	350,000	—%	—
Less: Unamortized debt issuance costs and discount on debt		(20,696)		(18,101)
Total		1,818,579		1,663,324
Less: Current portion of long-term debt		(63,100)		(193,150)
Long-term debt, net of current portion		$1,755,479		$1,470,174
Terms Loans and Revolving Credit Facility
On March 7, 2018, Booz Allen Hamilton Inc. and Booz Allen Hamilton Investor Corporation ("Investor"), and certain wholly-owned subsidiaries of Booz Allen Hamilton, entered into the Fifth Amendment (the "Fifth Amendment") to the Credit Agreement (the "Credit Agreement"), dated as of July 31, 2012 among Booz Allen Hamilton, Investor, certain wholly owned subsidiaries of Booz Allen Hamilton and Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Lender (as previously amended by the First Amendment to Credit Agreement, dated as of August 16, 2013, the Second Amendment to Credit Agreement, date as of May 7, 2014, the Third Amendment to the Credit Agreement, dated as of July 13, 2016 and the Fourth Amendment to the Credit Agreement, dated as of February 6, 2017). Pursuant to the Fifth Amendment, the Company reduced the interest rate spread applicable to Term Loan B ("Term Loan B" and, together with Term Loan A, the "Term Loans") from 2.25% to 2.00%. The interest rate applicable to the Term Loan A ("Term Loan A") remained unchanged.
Prior to the Fifth Amendment, $395 million was outstanding under Term Loan B. Pursuant to the Fifth Amendment, certain lenders converted their existing Term Loan B loans into a new tranche of Term Loan B loans in an aggregate amount, along with Term Loan B loans advanced by certain new lenders, of approximately $395 million. The proceeds from the new lenders were used to prepay in full all of the existing Term B Loans that were not converted into the new Term Loan B tranche.
As of March 31, 2018, the Credit Agreement, as amended, provided the Company with a 1,094.3 million Term Loan A and a $395 million Term Loan B and a $500.0 million revolving credit facility (the “Revolving Credit Facility”) with a sub-limit for letters of credit of $100.0 million. As of March 31, 2018, the maturity date of Term Loan A and the termination date for the Revolving Credit Facility was June 30, 2021 and the maturity date of Term Loan B was June 30, 2023. Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement, as amended, are secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement, as amended, and related documentation. Subject to specified conditions, without the consent of the then-existing lenders (but subject to the receipt of commitments), the Term Loans or Revolving Credit Facility may be expanded (or a new term loan facility or revolving credit facility added to the existing facilities) by up to (i) $400.0 million plus (ii) the aggregate principal amount under which pro forma consolidated net secured leverage remains less than or equal to 3.5:1.00.
At Booz Allen Hamilton’s option, borrowings under Term Loan A and the Revolving Credit Facility bear interest based either at LIBOR (adjusted for maximum reserves, and subject to a floor of zero) for the applicable interest period or a base rate (equal to the highest of (x) the administrative agent’s prime corporate rate, (y) the overnight federal funds rate plus 0.50% and (z) three-month LIBOR (adjusted for maximum reserves, and subject to a floor of zero) plus 1.00%), in each case plus an applicable margin, payable at the end of the applicable interest period and in any event at least quarterly. The applicable margin for Term Loan A and borrowings under the Revolving Credit Facility ranges from 1.50% to 2.25% for LIBOR loans and 0.50% to 1.25% for base rate loans, in each case based on Booz Allen Hamilton’s consolidated total net leverage ratio. The applicable margin for Term Loan B is 2.00% for LIBOR and 1.00% for base rate loans. Unused commitments under the Revolving Credit

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

Facility are subject to a quarterly fee ranging from 0.30% to 0.40% based on Booz Allen Hamilton’s consolidated total net leverage ratio.
Under the Fifth Amendment, the rate at which Term Loan B bears interest is based either on LIBOR (adjusted for maximum reserves and subject to a floor of zero plus 2.00% for the applicable interest period) or a base rate (equal to the highest of (x) the corporate base rate established by the administrative agent, (y) the overnight federal funds rate plus 0.50%, (z) three-month LIBOR (adjusted for maximum reserves) plus 1.00%, plus, in each case, 1.25%, payable at the end of the applicable interest period; provided, that if such rate shall be less than zero, such rate shall be deemed to be zero.
Booz Allen Hamilton occasionally borrows under the Revolving Credit Facility in anticipation of cash demands. During fiscal 2018 and 2017, Booz Allen Hamilton accessed a total of $125.0 million and $575.0 million, respectively, of its $500.0 million Revolving Credit Facility. As of March 31, 2018, there was no outstanding balance on the Revolving Credit Facility. As of March 31, 2017, there was $130.0 million outstanding on the Revolving Credit Facility.
The Credit Agreement, as amended, requires quarterly principal payments of 1.25% of the stated principal amount of Term Loan A until maturity, and quarterly principal payments of 0.25% of the stated principal amount of Term Loan B until maturity.
The Credit Agreement, as amended, contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants include limitations on the following, in each case subject to certain exceptions: (i) indebtedness and liens, (ii) mergers, consolidations or amalgamations, liquidations, wind-ups or dissolutions, and disposition of all or substantially all assets; (iii) dispositions of property; (iv) restricted payments; (v) investments; (vi) transactions with affiliates; (vii) sale and lease back transactions; (viii) change in fiscal periods; (ix) negative pledges; (x) restrictive agreements; (xi) line of business; and (xii) speculative hedging. The events of default include the following, in each case subject to certain exceptions: (a) failure to make required payments under the Secured Credit Facility; (b) material breaches of representations or warranties under the Secured Credit Facility; (c) failure to observe covenants or agreements under the Secured Credit Facility; (d) failure to pay or default under certain other material indebtedness; (e) bankruptcy or insolvency; (f) certain Employee Retirement Income Security Act, or ERISA events; (g) certain material judgments; (h) actual or asserted invalidity of the Guarantee and Collateral Agreements or the other security documents or failure of the guarantees or perfected liens thereunder; and (i) a change of control. In addition, Booz Allen Hamilton is required to meet certain financial covenants at each quarter end, namely Consolidated Net Total Leverage and Consolidated Net Interest Coverage Ratios. As of March 31, 2018 and 2017, Booz Allen Hamilton was in compliance with all of these covenants.
During fiscal 2018, interest payments of $38.1 million and $14.9 million were made for Term Loan A and Term Loan B, respectively. During fiscal 2017, interest payments of $28.8 million and $19.5 million were made for Term Loan A and Term Loan B, respectively.
Senior Notes
On April 25, 2017, Booz Allen Hamilton issued $350.0 million aggregate principal amount of its 5.125% Senior Notes, or the Senior Notes, under an Indenture, dated as of April 25, 2017, among Booz Allen Hamilton, certain subsidiaries of Booz Allen Hamilton, as guarantors, or the Subsidiary Guarantors, and Wilmington Trust, National Association, as trustee, or the Trustee, as supplemented by the First Supplemental Indenture, dated as of April 25, 2017, among Booz Allen Hamilton, the Subsidiary Guarantors and the Trustee. Each of Booz Allen Hamilton's existing and future domestic restricted subsidiaries that guarantee its obligations under the Secured Credit Facility and certain other indebtedness guarantee the Senior Notes on a senior unsecured basis. Interest is payable semi-annually on May 1 and November 1 of each year, beginning on November 1, 2017, and principal is due at maturity on May 1, 2025. In connection with the Senior Notes, the Company recognized $6.7 million of issuance costs, which were recorded as an offset against the carrying value of debt and will be amortized to interest expense over the term of the Senior Notes. During fiscal 2018, interest payments of $9.3 million were made for the Senior Notes. There were no similar payments made or required in fiscal 2017.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

The following table summarizes required future debt principal repayments (in thousands):

	Payments Due By March 31,
	Total	2019	2020	2021	2022	2023	Thereafter
Term Loan A	$1,094,275	$59,150	$59,150	$59,150	$916,825	$—	$—
Term Loan B	395,000	3,950	3,950	3,950	3,950	3,950	375,250
Senior Notes	350,000	—	—	—	—	—	350,000
Total	$1,839,275	$63,100	$63,100	$63,100	$920,775	$3,950	$725,250
Interest on debt and debt-like instruments consisted of the following:

	Fiscal Year Ended March 31,
	2018	2017	2016
	(In thousands)
Term Loan A Interest Expense	$37,575	$28,646	$21,790
Term Loan B Interest Expense	14,138	18,874	32,070
Interest on Revolving Credit Facility	271	751	363
Senior Notes Interest Expense	16,742	—	—
Deferred Payment Obligation Interest [1]	7,993	7,985	8,015
Amortization of Debt Issuance Costs (DIC) and Original Issue Discount (OID) [2]	5,361	5,683	8,359
Other	189	359	218
Total Interest Expense	$82,269	$62,298	$70,815
1 Interest payments on the deferred payment obligation are made twice a year in January and July. See Note 10 to our consolidated financial statements.
2 DIC and OID on the Company's term loans are recorded as a reduction of long-term debt in the consolidated balance sheet and are amortized ratably over the life of the related debt using the effective rate method. DIC on the Company's Revolving Credit Facility is recorded as a long-term asset on the consolidated balance sheet and amortized ratably over the term of the revolving credit facility.

12. DERIVATIVES
The Company utilizes derivative financial instruments to manage interest rate risk related to its variable rate debt. The Company’s objectives in using these interest rate derivatives, which were designated as cash flow hedges, are to manage its exposure to interest rate movements and reduce volatility to interest expense. During the first quarter of fiscal 2018, the Company entered into several forward starting floating-to-fixed interest rate swap agreements with multiple financial institutions with a start date of April 30, 2018. The aggregate notional amount of these interest rate swap agreements was $450 million as of March 31, 2018. The swaps have staggered maturities, ranging from June 30, 2021 to June 30, 2022. These swaps mature within the last tranche of the Company's floating rate debt (June 30, 2023).
The floating-to-fixed interest rate swaps involve the exchange of variable interest amounts from a counterparty for the Company making fixed-rate interest payments over the life of the agreements without exchange of the underlying notional amount and effectively converting a portion of the variable rate debt into fixed interest rate debt.
Derivative instruments are recorded in the consolidated balance sheet on a gross basis at estimated fair value. As of March 31, 2018, $0.7 million and $7.2 million were classified as other current assets and other long-term assets, respectively, on the consolidated balance sheet. For interest rate swaps designated as cash flow hedges, the effective portion of changes in the fair value of derivatives is recorded in Accumulated Other Comprehensive Income, or AOCI, net of taxes, and is subsequently reclassified into interest expense in the period that the hedged forecasted interest payments are made on the Company's variable-rate debt. During fiscal 2018, a $7.9 million gain has been recognized in AOCI and there were no amounts reclassified into interest expense. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. As of March 31, 2018, there was no ineffectiveness recognized in earnings.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

Over the next 12 months, the Company estimates that $0.7 million will be reclassified as a decrease to interest expense. Cash flows associated with periodic settlements of interest rate swaps will be classified as operating activities in the consolidated statement of cash flows.
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

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

13. INCOME TAXES
On December 22, 2017, Public Law No. 115-97, commonly referred to as the 2017 Tax Act, was enacted into law. The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. It also provides for a one-time transition tax on certain foreign earnings and the acceleration of depreciation for certain assets placed into service after September 27, 2017 as well as additional prospective changes beginning in 2018. Those include, but are not limited to: the implication of global intangible low-taxed income (GILTI) and foreign-derived intangible income (FDII), a repeal of the domestic manufacturing deduction, acceleration of tax revenue recognition, additional limitations on executive compensation and changes or limitations on certain tax deductions.
ASC 740 requires the Company to recognize the effect of the 2017 Tax Act in the first interim period including the date of enactment. The tax rate change was administratively effective at the beginning of the Company’s 2018 fiscal year utilizing a blended statutory federal rate for the annual period. As a result, the blended federal statutory tax rate for fiscal year 2018 is 31.5%. The lower federal corporate tax rate also required the Company to remeasure its U.S. deferred tax assets and liabilities as well as reassess the realizability of its deferred tax assets and liabilities. The Company recognized the income tax effects in its fiscal 2018 financial statements in accordance with SAB 118 as described in Note 2. At March 31, 2018, the Company has not completed its accounting for the tax effects of the 2017 Tax Act; however, as described below, the Company recorded a provisional amount for the estimated effects on its deferred tax balances.
The Company remeasured its deferred tax asset and liability balances as of the enactment date and at March 31, 2018 based upon the rates at which they are expected to reverse in the future, which is generally 21% for reversals after fiscal 2018 and a blended rate of 31.5% for reversals within fiscal 2018. The provisional amount recorded related to the re-measurement of the net deferred tax balances was a $9.1 million reduction to income tax expense in the fourth quarter of fiscal 2018. However, the Company is still analyzing certain aspects of the 2017 Tax Act and refining its deferred tax calculations, which may include the impact of interpretative guidance that may be issued by the IRS in the future. As such, the Company's accounting for the impact of the 2017 Tax Act is not yet complete primarily due to the following items: (1) acceleration of depreciation; and (2) limitation on the deductibility of certain executive compensation such as the effects of the adjustment to IRC 162(m). However, the Company was able to make reasonable estimates related to both of these and included these in its provisional amount. The Company continues to wait on additional guidance from the IRS as to the application of the transitional relief provided for under the 2017 Tax Act. As such, the Company will utilize the measurement period under SAB 118 to continue to monitor for any new developments or guidance related to the transitional relief. Upon the release of relevant and appropriate guidance, the Company will update its position accordingly and may make adjustments to its deferred tax assets and liabilities as necessary. These adjustments may result in an impairment or reversal of the assets or liabilities itself. In addition, as discussed in Note 2, a tax accounting method change was filed with the IRS on March 29, 2018 relating to how the Company recognizes revenue for income tax purposes in consideration of revenue changes stemming from ASC 606 and the 2017 Tax Act associated with unbilled receivables. If approved by the IRS, this will impact the deferred tax adjustment in the period it is approved, including the effects of the change in tax rate. The Company expects to finalize its assessment of all provisional amounts within the maximum one-year measurement period, provided for under SAB 118. These estimates are subject to further analysis and review which may result in further adjustments in fiscal 2019 as noted in Note 2.
The provision for income taxes and effective tax rate in fiscal 2018 included a $23.3 million favorable impact from the change in tax law. This impact is due primarily to the effects of the statutory federal rate provisions of the 2017 Tax Act and the provisional estimates for the re-measurement of the existing deferred tax asset and liability balances as described above. The other key provision that requires recognition in the period of enactment is the one-time transition tax resulting from the mandatory deemed repatriation of undistributed foreign-sourced earnings. As it relates to the Company's operations, there was no impact in fiscal 2018 from the mandatory deemed repatriation as there was no net undistributed foreign taxable income subject to the tax.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

The components of income tax expense were as follows:

	Fiscal Year Ended March 31,
	2018	2017	2016
Current
U.S. Federal	$89,300	$115,727	$57,376
State and local	20,074	24,273	20,480
Foreign	10,014	3,874	3,963
Total current	119,388	143,874	81,819
Deferred
U.S. Federal	15,157	18,451	8,664
State and local	(1,652)	(2,915)	(5,115)
Foreign	—	—	—
Total deferred	13,505	15,536	3,549
Total	$132,893	$159,410	$85,368
A reconciliation of the provision for income tax to the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes for each of the three years ended March 31 is as follows:

	Fiscal Year Ended March 31,
	2018	2017	2016
Income tax expense computed at U.S. federal statutory rate (1)	$138,181	$144,165	$132,812

Increases (reductions) resulting from:
Changes in uncertain tax positions	140	(92)	(56,428)
State and local income taxes, net of federal tax	14,565	13,882	10,092
Foreign income taxes, net of federal tax	6,855	2,518	2,576
Meals and entertainment	2,247	1,328	1,321
Re-measurement of deferred taxes related to the Act	(9,107)	—	—
Excess tax benefits from stock-based compensation	(14,457)	—	—
Federal tax credits	(6,563)	(4,402)	(4,286)
Other	1,032	2,011	(719)
Income tax expense from operations	$132,893	$159,410	$85,368
(1) The U.S. federal statutory income tax rate for fiscal 2018 is a blended rate of 31.5% due to the 2017 Tax  Act.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

The significant components of the Company’s deferred income tax assets and liabilities were as follows:

	March 31,
	2018	2017
Deferred income tax assets:
Accrued expenses	53,322	85,459
Accrued compensation	28,326	41,421
Stock-based compensation	7,785	15,326
Pension and postretirement benefits	34,449	48,672
Property and equipment	—	3,885
Net operating loss/Capital loss carryforwards	3,362	246
Deferred rent and tenant allowance	20,931	25,167
Extended disability benefits	5,963	8,860
State tax credits	9,822	4,829
Other	1,184	1,988
Total gross deferred income tax assets	165,144	235,853
Less: Valuation allowance	(1,373)	—
Total net deferred income tax assets	163,771	235,853
Deferred income tax liabilities:
Unbilled receivables	(105,498)	(141,357)
Intangible assets	(57,020)	(78,871)
Debt issuance costs	(3,264)	(4,709)
Property and equipment	(398)	—
Interest rate swaps	(2,076)	—
Other	—	(91)
Total deferred income tax liabilities	(168,256)	(225,028)
Net deferred income tax asset (liability)	$(4,485)	$10,825
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
As of March 31, 2018, the Company has available federal net operating loss and foreign net operating loss ("NOL carryforwards") of $2.6 million and $0.8 million, respectively, that may be applied against future taxable income. The net operating losses are primarily attributable to an acquisition and will begin to expire in fiscal 2037. A valuation allowance of $1.4 million related to net operating losses, has been recorded due to the uncertainty regarding the realization of the asset.
Uncertain Tax Positions
The Company maintains reserves for uncertain tax positions related to unrecognized income tax benefits. These reserves involve considerable judgment and estimation and are evaluated by management based on the best information available including changes in tax laws and other information. As of March 31, 2018, 2017, and 2016, the Company has recorded $11.8 million, $11.6 million, and $1.5 million, respectively, of reserves for uncertain tax positions which includes potential tax benefits of $11.6 million, $1.4 million, and $1.4 million, respectively, that, when recognized, impact the effective tax rate.

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
A reconciliation of the beginning and ending amount of potential tax benefits for the periods presented is as follows:

	March 31,
	2018	2017	2016
Beginning of year	$11,588	$1,449	$55,164
Increases in prior year position	41	127	79
Increases in current year position	—	10,278	—
Settlements with taxing authorities	—	—	(2,581)
Lapse of statute of limitations	(21)	(266)	(51,213)
End of year	$11,608	$11,588	$1,449
The Company recognized (released) accrued interest and penalties of $0.1 million, $(9) thousand and $(3.2) million for fiscal 2018, 2017, and 2016, respectively, related to the reserves for uncertain tax positions in the income tax provision. Included in the total reserve for uncertain tax positions are accrued penalties and interest of approximately $0.2 million, $0.1 million and $0.1 million at March 31, 2018, 2017, and 2016 respectively.
The Company is subject to taxation in the United States and various state and foreign jurisdictions. As of March 31, 2018, the Company's tax years ended March 31, 2013 and forward are open and subject to examination by the federal tax authorities. The other jurisdictions currently open or under examination are not considered to be material.

The Company is currently contesting tax assessments from the District of Columbia Office of Tax and Revenue for fiscal years 2013 through 2015 at various stages of applicable administrative and judicial processes, with a combined amount at issue of approximately $11.5 million, net of associated tax benefits. The Company has taken similar tax positions with respect to subsequent fiscal years, totaling in aggregate $22.3 million. As of March 31, 2018, the Company does not maintain reserves for any uncertain tax positions related to the contested tax benefits and given the recoverable nature of the state tax expense it does not believe the resolution of these matters will have a material adverse effect on its results of operations, cash flows or financial condition.

14. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company sponsors the Employees’ Capital Accumulation Plan, or ECAP, which is a qualified defined contribution plan that covers eligible U.S. and international employees. ECAP provides for distributions, subject to certain vesting provisions, to participants by reason of retirement, death, disability, or termination of employment. Effective April 1, 2014, the Company transitioned from a discretionary employer contribution to an annual matching contribution of up to 6% of eligible annual income as determined by the Internal Revenue Code for the ECAP. Total expense recognized under ECAP for fiscal 2018, 2017, and 2016 was $126.9 million, $116.6 million, and $108.7 million, respectively, and the Company-paid contributions were $123.9 million, $114.8 million, and $107.5 million, respectively.
Defined Benefit Plan and Other Postretirement Benefit Plans
The Company provides postretirement healthcare benefits to former officers under a medical indemnity insurance plan, with premiums paid by the Company. This plan is referred to as the Officer Medical Plan. The Company also established a non-qualified defined benefit plan for all officers in May 1995, or the Retired Officers' Bonus Plan, which pays a lump-sum amount of $10,000 per year of service as an officer, provided the officer meets retirement vesting requirements. In addition, the Company provides a fixed annual allowance after retirement to cover financial counseling and other expenses. The Retired

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

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

	Fiscal Year Ended March 31,
	2018	2017	2016
Service cost	$4,464	$4,851	$5,702
Interest cost	5,008	4,782	4,505
Net actuarial loss	2,271	3,052	3,536
Total postretirement medical expense	$11,743	$12,685	$13,743
The weighted-average discount rate used to determine the year-end benefit obligations was as follows:

	Fiscal Year Ended March 31,
	2018	2017	2016
Officer Medical Plan	4.10%	4.30%	4.25%
Retired Officers’ Bonus Plan	4.10%	4.30%	4.25%
Retired Vice Presidents' Bonus Plan	4.10%	4.30%	—%
Assumed healthcare cost trend rates for the Officer Medical Plan at March 31, 2018 and 2017 were as follows:

Pre-65 initial rate	2018	2017
Healthcare cost trend rate assumed for next year	7.75%	7.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2027	2024

Post-65 initial rate	2018	2017
Healthcare cost trend rate assumed for next year	8.00%	8.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2027	2024
Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates calculated as of March 31, 2018 would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest cost	$2,049	$(1,591)
Effect on postretirement benefit obligation	21,514	(17,308)
Total defined benefit plan expense, consisting of service, interest, and net actuarial gain associated with the Retired Officers' Bonus Plan was $0.7 million for fiscal 2018, 2017, and 2016. Benefits paid associated with the Retired Officers’ Bonus Plan were $1.5 million, $0.9 million, and $0.3 million for fiscal 2018, 2017, and 2016, respectively. The end-of-period benefit obligation of $3.8 million and $4.4 million as of March 31, 2018 and 2017, respectively, is included in postretirement obligations within other long-term liabilities in the accompanying consolidated balance sheets.
Total defined benefit plan expense, consisting of service, interest, prior service cost, and net actuarial gain associated with the Retired Vice-President Bonus Plan was $0.2 million for fiscal 2018. There was no defined benefit plan expense associated with the Retired Vice-President Bonus Plan for fiscal 2017. There were no benefits paid associated with the Retired Vice-President Bonus Plan for fiscal 2018 and 2017, respectively. The end-of-period benefit obligation associated with the Retired

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

Vice-President Bonus Plan was $0.9 million and $1.0 million as of March 31, 2018 and 2017, respectively, which are recorded as postretirement obligations within other long-term liabilities in the accompanying consolidated balance sheets.
Other comprehensive loss for fiscal 2018 includes unrecognized gross actuarial gain and prior service cost of $2.7 million, reduced by taxes of $1.0 million, that has not yet been recognized in net periodic pension cost for fiscal 2018 for the Retired Officers’ Bonus Plan, the Officer Medical Plan, and the Retired Vice-President Bonus Plan. Other comprehensive loss for fiscal 2017 includes unrecognized gross actuarial gain and prior service cost of $1.1 million, reduced by taxes of $0.4 million, that has not yet been recognized in net periodic pension cost for fiscal 2017 for the Retired Officers’ Bonus Plan, the Officer Medical Plan, and the Retired Vice-President Bonus Plan.
The amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic cost in fiscal 2019 are $2.1 million of net actuarial loss, $0.1 million of net prior service cost, and no net transition (asset) obligation.
The changes in the benefit obligation, plan assets, and funded status of the Officer Medical Plan were as follows:

	Fiscal Year Ended March 31,
	2018	2017	2016
Benefit obligation, beginning of the year	$118,089	$114,008	$107,317
Service cost	4,464	4,851	5,702
Interest cost	5,008	4,782	4,505
Net actuarial (gain) loss	2,744	(2,219)	(496)
Benefits paid	(3,419)	(3,333)	(3,020)
Benefit obligation, end of the year	$126,886	$118,089	$114,008

	Fiscal Year Ended March 31,
Changes in plan assets	2018	2017	2016
Fair value of plan assets, beginning of the year	$—	$—	$—
Employer contributions	3,419	3,333	3,020
Benefits paid	(3,419)	(3,333)	(3,020)
Fair value of plan assets, end of the year	$—	$—	$—
As of March 31, 2018 and 2017, the unfunded status of the Officer Medical Plan was $126.9 million and $118.1 million, respectively, which is included in other long-term liabilities in the accompanying consolidated balance sheets.
Funded Status for Defined Benefit Plans
Generally, annual contributions are made at such times and in amounts as required by law and may, from time to time, exceed minimum funding requirements. The Retired Officers’ Bonus Plan and the Retired Vice-President Bonus Plan are unfunded plans and contributions are made as benefits are paid. As of March 31, 2018 and 2017, there were no plan assets for either the Retired Officers’ Bonus Plan or the Retired Vice-President Bonus Plan and therefore, the accumulated liability of $4.7 million and $5.4 million, respectively, is unfunded. The liability will be distributed in a lump-sum payment as each officer or vice-president retires.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

The expected future medical benefit payments and related contributions are as follows:

For the Fiscal Year Ending March 31,
2019	$3,585
2020	$3,936
2021	$4,271
2022	$4,679
2023	$5,588
2024 - 2028	$34,503
Long-term Disability Benefits
The Company offers medical and dental benefits to inactive employees (and their eligible dependents) on long-term disability. These benefits do not vary with an employee's years of service; therefore, the Company is required to accrue the costs of the benefits at the date the inactive employee becomes disability eligible and elects to participate in the benefit. The accrued cost for such benefits is calculated using an actuarial estimate. The accrued cost for these benefits was $22.8 million and $22.5 million at March 31, 2018 and 2017, respectively, and are presented in other long-term liabilities in the accompanying consolidated balance sheets.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS
All amounts recorded in other comprehensive loss are related to the Company's post-retirement plans and interest rate swaps designated as cash flow hedges. The following table shows the changes in accumulated other comprehensive income (loss), net of tax:

	Fiscal Year Ended March 31, 2018
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of year	$(17,077)	$—	$(17,077)
Other comprehensive income (loss) before reclassifications (1)	(1,698)	4,993	3,295
Amounts reclassified from accumulated other comprehensive loss	1,527	—	1,527
Net current-period other comprehensive income (loss)	(171)	4,993	4,822
Reclassification of AOCI due to the Act (2)	(3,707)	856	(2,851)
End of year	$(20,955)	$5,849	$(15,106)
(1) Changes in other comprehensive income (loss) before reclassification for derivatives designated as cash flow hedges are recorded net of tax expenses of $2.9 million for the fiscal year ended March 31, 2018.
(2) The amount reclassified from accumulated other comprehensive income to retained earnings from the adoption of ASU 2018-02 as discussed in Note 2.

	Fiscal Year Ended March 31, 2017
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of year	$(19,613)	$—	$(19,613)
Other comprehensive income (loss) before reclassifications	688	—	688
Amounts reclassified from accumulated other comprehensive loss	1,848	—	1,848
Net current-period other comprehensive income (loss)	2,536	—	2,536
End of year	$(17,077)	$—	$(17,077)

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

	Fiscal Year Ended March 31, 2016
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of year	$(22,159)	$—	$(22,159)
Other comprehensive income (loss) before reclassifications	404	—	404
Amounts reclassified from accumulated other comprehensive loss	2,142	—	2,142
Net current-period other comprehensive income (loss)	2,546	—	2,546
End of year	$(19,613)	$—	$(19,613)

The following table presents the reclassifications out of accumulated other comprehensive loss to net income:

	March 31,
	2018	2017	2016
Amortization of net actuarial loss included in net periodic benefit cost (See Note 14)
Total before tax	$2,387	$3,050	$3,536
Tax benefit	(860)	(1,202)	(1,394)
Net of tax	$1,527	$1,848	$2,142

16. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	March 31,
	2018	2017
Deferred rent	$79,913	$63,854
Postretirement benefit obligations	131,526	123,492
Other (1)	29,382	28,946
Total other long-term liabilities	$240,821	$216,292

(1) Balances at March 31, 2018 and 2017 include the Company's long-term disability obligation of $22.8 million and $22.5 million, respectively, as well as contingent consideration of $3.6 million as discussed in Note 4.
17. STOCKHOLDERS’ EQUITY
Common Stock
Holders of Class A Common Stock and Class E Special Voting Common Stock are entitled to one vote for each share as a holder. The holders of the Voting Common Stock shall vote together as a single class.
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
Employee Stock Purchase Plan
In connection with the Company’s initial public offering in November 2010, the Company established a tax qualified Employee Stock Purchase Plan, or ESPP, which is designed to enable eligible employees to periodically purchase shares of the Company’s Class A Common Stock up to an aggregate of 10,000,000 shares at a five percent discount from the fair market value of the Company’s common stock. The ESPP provides for quarterly offering periods, the first of which commenced on April 1, 2011. For the year ended March 31, 2018, 254,380 Class A Common Stock shares were purchased by employees under the ESPP. Since the program's inception, 2,189,287 shares have been purchased by employees.
Share Repurchase Program
On December 12, 2011, the Board of Directors approved a $30.0 million share repurchase program, to be funded from cash on hand. A special committee of the Board of Directors was appointed to evaluate market conditions and other relevant factors and initiate repurchases under the program from time to time. On January 27, 2015, January 25, 2017, and November 2, 2017, the Board of Directors approved increases to the share repurchase authorization to $180.0 million, $410.0 million and $610.0 million, respectively. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. During fiscal 2018, the Company purchased 7.2 million shares of the Company’s Class A Common Stock in a series of open market transactions for $257.6 million. During fiscal 2017, the Company purchased 1.3 million shares of the Company’s Class A Common Stock in a series of open market transactions for $46.4 million. As of March 31, 2018, the Company had $197.9 million remaining under the repurchase program.
Dividends
The following table summarizes the cash distributions recognized in the consolidated statement of cash flows:

	Fiscal Year Ended March 31,
	2018	2017	2016
Recurring dividends (1)	$103,411	$92,925	$80,015
Dividend equivalents (2)	951	2,254	31,802
Total distributions	$104,362	$95,179	$111,817

(1) Amounts represent recurring quarterly dividends that were declared and paid for during each quarter of fiscal 2018, 2017, and 2016.
(2) Dividend equivalents are distributions made to option holders equal to the special dividends declared and paid.
The total payout of the dividend and the dividend equivalents have been presented as a financing activity within the consolidated statement of cash flows.

18. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense recognized in the consolidated statements of operations:

	Fiscal Year Ended March 31,
	2018	2017	2016
Cost of revenue	$7,771	$5,756	$7,001
General and administrative expenses	15,547	15,493	17,991
Total	$23,318	$21,249	$24,992

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

The following table summarizes the total stock-based compensation expense recognized in the consolidated statements of operations by the following types of equity awards:

	Fiscal Year Ended March 31,
	2018	2017	2016
Equity Incentive Plan Options	$2,036	$2,523	$3,702
Restricted Stock Awards	21,282	18,726	21,290
Total	$23,318	$21,249	$24,992
As of March 31, 2018 and 2017, there was $17.3 million and $12.8 million, respectively, of total unrecognized compensation cost related to unvested stock-based compensation agreements. The unrecognized compensation cost as of March 31, 2018 is expected to be fully amortized over the next 4 years. Absent the effect of accelerating stock compensation cost for any departures of employees who may continue to vest in their equity awards, the following tables summarize the unrecognized compensation cost, the weighted average period the cost is expected to be amortized, and the estimated annual compensation cost for the future periods indicated below (excludes any future awards):

	Unrecognized Compensation Cost		Weighted Average Remaining Period to be Recognized
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Equity Incentive Plan Options	$2,809	$1,777	3.60	2.84
Restricted Stock Awards	14,512	11,007	1.87	1.75
Total	$17,321	$12,784

	Total Unrecognized Compensation Cost
	Total	2019	2020	2021	2022	2023
Equity Incentive Plan Options	$2,809	$1,417	$812	$404	$176	$—
Restricted Stock Awards	14,512	9,910	4,589	13	—	—
Total	$17,321	$11,327	$5,401	$417	$176	$—
Equity Incentive Plan
The Company's Equity Incentive Plan, or EIP, was adopted in connection with the Merger Agreement for employees and directors of Holding. The EIP was amended and restated in 2010 in connection with the Company’s initial public offering, and was again amended and restated on May 22, 2014. Awards under the EIP may be made in the form of stock options; stock purchase rights; restricted stock; restricted stock units; performance shares; performance units; stock appreciation rights; dividend equivalents; deferred share units; dividend equivalents; and other stock-based awards.
Stock Options
Stock options under the EIP are granted at the discretion of the Board of Directors or its Compensation Committee and expire ten years from the grant date. Stock options generally vest in equal installments over a five-year period subject to the grantee’s continued service on each applicable vesting. All options under the EIP are exercisable, upon vesting, for shares of Class A common stock of Holding. The Company calculates the pool of additional paid-in capital associated with excess tax benefits using the “simplified method.”
On May 17, 2017, 211,822 options were granted under the EIP.  The estimated fair value of the per-option grant was $9.32, resulting in a total fair value of $2.0 million.
On May 19, 2017, 158,283 options were granted under the EIP. The estimated fair value of the per-option grant was $9.48, resulting in a total fair value of $1.5 million.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

On August 2, 2017, 5,631 options were granted under the EIP. The estimated fair value of the per-option grant was $8.88, resulting in a total fair value of $0.05 million.
On January 31, 2018, 17,274 options were granted under the EIP. The estimated fair value of the per-option grant was $8.68, resulting in a total fair value of $0.1 million.
The aggregate grant date fair value of the EIP Options issued during fiscal 2018 and 2017, was $3.7 million and $0.4 million, respectively, and is being recorded as expense over the vesting period. The total fair value of EIP Options vested during fiscal 2018 and 2017 was $2.7 million and $11.8 million, respectively. The total intrinsic value of EIP options exercised during fiscal 2018 and 2017 was $36.7 million and $49.0 million, respectively. As of March 31, 2018 and 2017, there were 11,433,883 and 12,026,970 options, respectively, available for future grant under the EIP.
Annual Incentive Plans
On October 1, 2010, the Board of Directors adopted an Annual Incentive Plan (or “AIP”) in connection with the initial public offering to more appropriately align the Company’s compensation programs with those of similarly situated companies. The amount of the annual incentive payment is determined based on performance targets established by the Board of Directors and a portion of the bonus may be paid in the form of equity (including stock and other awards under the EIP). For bonus periods prior to the 2018 fiscal year, if the Board of Directors elected to make a portion of the payments in equity, the value of the portion of the AIP award paid in equity was increased by 20%. Such equity awards vest over a three-year period subject to the employee’s continued service to the Company. The portion paid in the form of equity was recognized in the accompanying consolidated statements of operations based on grant date fair value over the vesting period of three years. The portion paid in cash was accrued ratably during the fiscal year in which the employees provide service and paid out during the first quarter of the subsequent fiscal year.
During fiscal 2018, the Company implemented a new annual incentive program for officers. The equity compensation would be issued in the form of restricted stock units of which a portion would vest based on the passage of time, and the other portion would vest based on specified performance conditions to be achieved over a specified time period. A restricted stock unit represents a contingent right to receive one share of Class A Common Stock upon vesting. Service-based restricted stock units vest in equal installments over a three-year period subject to the grantee's continued service on each applicable vesting date and are settled for shares of the Company's common stock. Dividend equivalents are paid in respect of the service-based restricted stock units when dividends are paid on the Company's common stock. Performance-based awards vest at the end of a three-year period subject to certain specified financial performance criteria and the grantee's continued service through the period. These awards are settled for Company Class A Common Stock and dividend equivalents. Compensation expense for performance-based awards during the performance period is estimated at each reporting date using management's expectation of the probable achievement of the specified performance criteria.
Grants of Class A Restricted Common Stock and Restricted Stock Units
During fiscal 2018, the Board of Directors granted an aggregate of 786,350 Restricted Stock Units with service-based and performance-based vesting conditions to existing officers and vice presidents of the Company, as well as to newly promoted and hired partners and vice presidents. A portion of these awards were issued in conjunction with the Annual Incentive Plan, whereby a portion of the incentive payment was paid in the form of Restricted Stock Units. The awards issued to newly hired and promoted employees will vest over a three-year period subject to the employees' continued employment with the Company.
The Board of Directors also granted 58,735 shares of Class A Restricted Common Stock to members of the Board of Directors during fiscal 2018. These awards generally vest over one year.
The aggregate fair value of all awards issued during fiscal 2018 was $29.3 million and was based on the grant date stock price, which ranged from $32.55 to $39.18. This amount will be recognized in the accompanying consolidated statements of operations over the applicable vesting period of the awards.
The total fair value of restricted stock shares vested during fiscal 2018 and 2017 was $26.7 million and $30.2 million, respectively.
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

Company repurchased 140,534 shares on June 30, 2017 and 190,295 shares on March 31, 2018 and recorded them as treasury shares at a total cost of $11.9 million in fiscal 2018.
Methodology
The Company uses the Black-Scholes option-pricing model to determine the estimated fair value for stock-based awards. The fair value of the Company’s stock is based on the closing price on the New York Stock Exchange.
During fiscal 2018, the Company’s Board of Directors authorized and declared three regular quarterly cash dividends of $0.17 per share and one quarterly cash dividend of $0.19 per share. Therefore, an annualized dividend yield between 1.89% and 2.00% was used in the Black-Scholes option-pricing model for all grants issued during the fiscal year. The Company plans to continue paying recurring dividends in the near term and assessing its excess cash resources to determine the best way to utilize its excess cash flow to meet its objectives. One way the Company may utilize excess cash includes the payment of special dividends. The Company does not anticipate or forecast the payment of special dividends and therefore does not include special dividends in the annual dividend yield that the company uses to calculate the fair value of stock options, as the Company does not pay these special dividends on a regular basis.
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
The weighted average assumptions used in the Black-Scholes option-pricing model for stock option awards were as follows:

	For The Fiscal Year Ended March 31,
	2018	2017	2016
Dividend yield	1.9%	1.94%	1.83%
Expected volatility	33.04%	29.65%	29.85%
Risk-free interest rate	1.81%	1.38%	1.33%
Expected life (in years)	5.00	5.00	5.08
Weighted-average grant date fair value	$9.35	$7.16	$6.67
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
On June 30, 2017, vested EIP option holders received a payment of $0.9 million related to the special dividends declared in fiscal years, 2014, and 2015. On March 31, 2018, vested EIP option holders received a payment of $0.06 million related to the special dividends declared in fiscal years 2014 and 2015. Payment of the dividend equivalents were accounted for as modifications resulting in incremental benefit to the option holders resulting in additional compensation expense. Total compensation expense recorded in conjunction with the payment of all dividend equivalents to holders of unvested EIP options for the fiscal year ended March 31, 2018 was $0.03 million.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

The following table summarizes unvested restricted stock activity for the periods presented:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested Restricted Stock Awards
Unvested at March 31, 2017	1,277,508	25.71
Granted	845,085	34.70
Vested	1,007,214	26.46
Forfeited	158,273	28.66
Unvested at March 31, 2018	957,106	32.36

The following table summarizes stock option activity for the periods presented:

	Number of Options	Weighted Average Exercise Price
Equity Incentive Plan Options
Options outstanding at March 31, 2017	3,824,237	$13.99	*
Granted	393,010	35.89
Forfeited	108,369	23.17
Expired	47,835	22.70
Exercised	1,261,089	9.59
Options outstanding at March 31, 2018	2,799,954	$18.55	*
* Reflects exercise price adjustment of $6.36 per grant for the $6.50 dividend per share issued July 30, 2012.
The following table summarizes unvested stock options for the periods presented:

	Number of Options	Weighted Average Grant Date Fair Value
Equity Incentive Plan Options
Unvested at March 31, 2017	812,561	$5.61
Granted	393,010	9.35
Vested	459,335	5.95
Forfeited	108,369	5.59
Unvested at March 31, 2018	637,867	$7.68

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

The following table summarizes stock options outstanding at March 31, 2018:

Range of exercise prices	Stock Options Outstanding	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life	Intrinsic Value	Stock Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
				(In years)				(In years)
Equity Incentive Plan
$4.28 - $39.18	2,799,954	$18.55	(1)	4.99	$56,477	2,162,087	$14.96	4.13	$51,372
(1) Reflects exercise price adjustment of $6.36 per grant for the $6.50 dividend per share issued July 30, 2012.

19. FAIR VALUE MEASUREMENTS
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
A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The financial instruments measured at fair value in the accompanying consolidated balance sheets consist of the following:

	Recurring Fair Value Measurements as of March 31, 2018
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and cash equivalents	$51,870	$—	$—	$51,870
Money market funds (1)	207,618	27,470	—	235,088
Total cash and cash equivalents	$259,488	$27,470	$—	$286,958
Other Assets:
Current derivative instruments (3)	$—	$700	$—	$700
Long-term derivative instruments (3)	—	7,225	—	7,225
Total Other Assets	$—	$7,925	$—	$7,925
Liabilities:
Contingent consideration liability (2)	$—	$—	$3,576	$3,576
Total liabilities	$—	$—	$3,576	$3,576

	Recurring Fair Value Measurements as of March 31, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and cash equivalents	$59,825	$—	$—	$59,825
Money market funds (1)	—	157,592	—	157,592
Total cash and cash equivalents	$59,825	$157,592	$—	$217,417
Liabilities:
Contingent consideration liability (2)	—	—	$3,576	3,576
Total liabilities	$—	$—	$3,576	$3,576

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

(2) As discussed in Note 4, the Company recognized a contingent consideration liability in connection with the acquisition of Aquilent. As of March 31, 2018 and 2017, the estimated fair value of the contingent consideration liability was $3.6 million and was valued using probability-weighted cash flows, which is based on the use of Level 3 fair value measurement inputs. The liability is recorded in other long-term liabilities in the consolidated balance sheet.
(3) The Company’s interest rate swaps are considered over-the-counter derivatives and fair value is estimated based on the present value of future cash flows using a model-derived valuation that uses Level 2 observable inputs such as interest rate yield curves. See Note 12 to our consolidated financial statements for further discussion on the Company’s derivative instruments designated as cash flow hedges.
The fair value of the Company's debt instruments approximated its carrying value at March 31, 2018 and 2017. The fair value of debt is determined using quoted prices or other market information obtained from recent trading activity of each debt tranche in markets that are not active (Level 2 inputs). The fair value is corroborated by prices derived from the interest rate spreads of recently completed leveraged loan transactions of a similar credit profile, industry, and terms to that of the Company. The fair value of Senior Notes is determined using quoted prices or other market information from recent trading activity in the high-yield bond market (Level 2 inputs).

20. RELATED-PARTY TRANSACTIONS
In March 2017, the Company supported the formation of the Booz Allen Foundation, a nonprofit corporation organized and operated exclusively for charitable, scientific and educational purposes within the meaning of Section 501(c)(3) of the Code. The Company is the sole member of the foundation, which gives it the authority to appoint two out of five of the Booz Allen Foundation’s directors and consent rights regarding certain extraordinary corporate actions approved by the board of directors. The Company has made a binding and irrevocable pledge of $5.0 million to the Booz Allen Foundation and recorded the pledge obligation in other current liabilities on the consolidated balance sheet of the Company in March 2017. As of March 31, 2018, $1.7 million of the pledge has been paid to the Booz Allen Foundation and is classified within operating activities in the consolidated statement of cash flows.

21. COMMITMENTS AND CONTINGENCIES
Leases
The Company leases office space under noncancelable operating leases that expire at various dates through 2031. The terms for the facility leases generally provide for rental payments on a graduated scale, which are recognized on a straight-line basis over the terms of the leases, including reasonably assured renewal periods, from the time the Company controls the leased property. Sometimes lease payments include payments for insurance, maintenance, and property taxes. There are no purchase options on operating leases at terms favorable to market rents. Lease incentives are recorded as a deferred credit and recognized as a reduction to rent expense on a straight-line basis over the lease term. Rent expense was approximately $81.2 million, net of $0.6 million of sublease income, $81.6 million, net of $0.5 million of sublease income, and $88.5 million, net of $0.5 million of sublease income, for fiscal 2018, 2017, and 2016, respectively.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

Future minimum operating lease payments for noncancelable operating leases and future minimum income for noncancelable sublease rentals are summarized as follows:

For the Fiscal Year Ending March 31,	Operating Lease Payments	Operating Sublease Income
2019	$71,013	$276
2020	66,879	24
2021	56,153	—
2022	45,800	—
2023	41,773	—
Thereafter	141,889	—
	$423,507	$300
Rent expense is included in occupancy costs, a component of general and administrative expenses, as shown on the consolidated statements of operations, and includes rent, sublease income from third parties, real estate taxes, utilities, parking, security, repairs and maintenance, and storage costs.
Letters of Credit and Third-Party Guarantees
As of March 31, 2018 and 2017, the Company was contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that totaled $6.3 million and $8.6 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At March 31, 2018 and 2017, approximately $1.4 million and $1.7 million, respectively, of these instruments reduce the available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $15.0 million facility established in fiscal 2015 of which $10.1 million and $3.1 million, respectively, was available to the Company at March 31, 2018 and 2017.
Government Contracting Matters
For fiscal 2018, 2017, and 2016, approximately 97%, 97%, and 97%, respectively, of the Company’s revenue was generated from contracts where the end user was an agency or department of the U.S. government, including contracts where the Company performed in either as a prime contractor or subcontractor, and regardless of the geographic location in which the work was performed. U.S. government contracts and subcontracts are subject to extensive legal and regulatory requirements. From time to time and in the ordinary course of business, agencies of the U.S. government audit our contract costs and conduct inquiries and investigations of our business practices with respect to government contracts to determine whether the Company’s operations are conducted in accordance with these requirements and the terms of the relevant contracts. U.S. government agencies, including the Defense Contract Audit Agency, routinely audit our contract costs, including allocated indirect costs for compliance with the Cost Accounting Standards and the Federal Acquisition Regulation. These agencies also conduct reviews and investigations and make inquiries regarding our accounting and other systems in connection with our performance and business practices with respect to our government contracts. U.S. government audits, inquiries, or investigations of the Company, whether related to the Company’s U.S. government contracts or subcontracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including withholding of payments, suspension of payments, repayments, fines, or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting. Management believes it has recorded the appropriate provision for any such audit, inquiry, or investigation of which it is aware. Management believes it has recorded the appropriate provision for the estimated losses that may be experienced from any such reductions and/or penalties. As of March 31, 2018 and 2017, the Company has recorded a liability of approximately $168.6 million and $175.7 million, respectively, for its current best estimate of amounts to be refunded to customers for potential adjustments from audits or reviews of contract costs incurred subsequent to fiscal year 2011, and for contracts not yet closed that are impacted by settlement of audits or reviews of contract costs incurred in prior fiscal years.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

Litigation
The Company is involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, management does not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on the Company’s financial condition and results of operations. As of March 31, 2018 and 2017, there were no material amounts accrued in the consolidated financial statements related to these proceedings.
Six former officers and stockholders who had departed the company prior to the acquisition of the Company by the Carlyle Group (the "Carlyle Acquisition") have filed a total of nine suits in various jurisdictions, with original filing dates ranging from July 3, 2008 through December 15, 2009, against us and certain of our current and former directors and officers. Three of these suits were amended on July 2, 2010 and then further amended into one consolidated complaint on September 7, 2010. Another two of the original nine suits were consolidated into one complaint on September 24, 2014. Each of the suits arises out of the Carlyle Acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the Carlyle Acquisition. Some of the suits also allege that the acquisition price paid to stockholders was insufficient. The various suits assert claims for breach of contract, tortious interference with contract, breach of fiduciary duty, civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations, violations of the ERISA, and/or securities and common law fraud. Three of these suits have been dismissed with all appeals exhausted. The two suits that were consolidated into one action on September 24, 2014 were settled on April 16, 2015. One of the remaining suits has been dismissed by the United States District Court for the Southern District of California and such dismissal was upheld by the United States Court of Appeals for the Ninth Circuit. The plaintiff in this suit subsequently filed a Petition for Writ of Certiorari to the United States Supreme Court, which was denied by the United States Supreme Court on January 9, 2017. The other three remaining suits that were previously consolidated on September 7, 2010 have been dismissed by the United States District Court for the Southern District of New York and were on appeal before the United States Court of Appeals for the Second Circuit. On July 13, 2017, the United States Court of Appeals for the Second Circuit affirmed the ruling of the United States District Court for the Southern District of New York, except for one plaintiff’s securities fraud claim, which was remanded to the United States District Court for the Southern District of New York to give the plaintiff, Paul Kocourek, leave to file another amended complaint to attempt to plead a securities fraud claim. On April 6, 2018, the plaintiff filed an amended complaint in which Mr. Kocourek, individually, as Trustee of the Paul Kocourek Trust and on behalf of the putative class, alleges that the Company and certain former officers and directors violated Sections 10(b), 20(a) and 14(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On April 25, 2018, the court entered an order postponing the deadline within which the defendants must answer or move to dismiss the amended complaint. A lead plaintiff has not been appointed.
As of March 31, 2018, the aggregate alleged damages that will be sought in the remaining suit is unknown. As of March 31, 2018, although the outcome of any of these cases is inherently uncertain and may be materially adverse, based on current information, management does not expect them to have a material adverse effect on our financial condition and results of operations.
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
On June 19, 2017, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Eastern District of Virginia styled Langley v. Booz Allen Hamilton Holding Corp., No. 17-cv-00696

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

naming the Company, its Chief Executive Officer and its Chief Financial Officer as defendants purportedly on behalf of all purchasers of the Company’s securities from May 19, 2016 through June 15, 2017. On September 5, 2017, the court named two lead plaintiffs and on October 20, 2017, the lead plaintiffs filed a consolidated amended complaint. The complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, alleging misrepresentations or omissions by the Company purporting to relate to matters that are the subject of the DOJ investigation described above. The plaintiffs seek to recover from the Company and the individual defendants an unspecified amount of damages. The Company believes the suit lacks merit and intends to defend against the lawsuit. Motions to dismiss were argued on January 12, 2018, and on February 8, 2018, the court dismissed the amended complaint in its entirety without prejudice. At this stage of the lawsuit, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with the lawsuit.
On November 13, 2017, a Verified Shareholder Derivative Complaint was filed in the United States District Court for the District of Delaware styled Celine Thum v. Rozanski et. al., C.A. No. 17-cv-01638, naming the Company as a nominal defendant and numerous current and former officers and directors as defendants. The complaint asserts claims for breach of fiduciary duties, unjust enrichment, waste of corporate assets, abuse of control, gross mismanagement, and violations of Sections 14(a), 10(b) and 20(a) of the Exchange Act, purportedly relating to matters that are the subject of the DOJ investigation described above. The parties have stipulated to a stay of the proceedings pending the outcome of the securities litigation (described above), which the court so ordered on January 24, 2018. At this stage of the lawsuit, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with the lawsuit.

22. BUSINESS SEGMENT INFORMATION
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

23. UNAUDITED QUARTERLY FINANCIAL DATA

	2018 Quarters
	First	Second	Third	Fourth
Revenue	$1,493,570	$1,542,085	$1,499,914	$1,636,284
Operating income	139,464	126,486	118,087	136,048
Income before income taxes	121,478	106,091	98,013	112,422
Net income	79,540	70,913	69,773	84,885
Earnings per common share:
Basic (1)	$0.53	$0.48	$0.48	$0.59
Diluted (1)	$0.53	$0.47	$0.47	$0.58

	2017 Quarters
	First	Second	Third	Fourth
Revenue	$1,422,722	$1,394,853	$1,404,638	$1,582,071
Operating income	129,301	117,661	108,124	129,161
Income before income taxes	113,364	97,747	92,615	108,174
Net income	67,817	62,830	55,590	66,253
Earnings per common share:
Basic (1)	$0.46	$0.42	$0.37	$0.44
Diluted (1)	$0.45	$0.41	$0.37	$0.44

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

(1) Earnings per share are computed independently for each of the quarters presented and therefore may not sum to the total for the fiscal year.

24. SUPPLEMENTAL FINANCIAL INFORMATION
The following schedule summarizes valuation and qualifying accounts for the periods presented:

	Fiscal Year Ended March 31,
	2018	2017	2016
Allowance for doubtful accounts:
Beginning balance	$—	$656	$357
Provision for doubtful accounts	706	(135)	352
Charges against allowance	(629)	(521)	(53)
Ending balance	$77	$—	$656
Tax valuation allowance
Beginning balance	—	—	—
Deductions and other adjustments	(1,373)	—	—
Ending balance	$(1,373)	—	—

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

25. SUBSEQUENT EVENTS
Shares repurchased and withheld to cover taxes
The Company paid $1.8 million and $7.3 million during the first quarter of fiscal 2019, respectively, for 46,300 shares repurchased and 190,295 shares withheld to cover taxes related to Restricted Stock vesting during the fourth quarter of fiscal 2018 that had not settled in cash by March 31, 2018.
Dividend Declared
On May 29, 2018, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.19 per share. Payment of the dividend will be made on June 29, 2018 to stockholders of record at the close of business on June 14, 2018.
Share Repurchase Authorization
On May 24, 2018, the Board of Directors approved an increase to our share repurchase authorization from $610.0 million to up to $910.0 million. As of May 24, 2018, taking into effect the increase in the share repurchase authorization, the Company may repurchase up to approximately $493.7 million of additional shares of common stock under its share repurchase program.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective as of March 31, 2018.
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
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2018. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 framework). Based on this assessment, management has concluded that, as of March 31, 2018, our internal control over financial reporting was effective.
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

Report of Ernst & Young LLP,
Independent Registered Public Accounting Firm,
Regarding Internal Control over Financial Reporting

To the Shareholders and Board of Directors of
Booz Allen Hamilton Holding Corporation

Opinion on Internal Control over Financial Reporting
We have audited Booz Allen Hamilton Holding Corporation’s internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Booz Allen Hamilton Holding Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Booz Allen Hamilton Holding Corporation as of March 31, 2018 and March 31, 2017 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2018 and related notes, of Booz Allen Hamilton Holding Corporation and our report dated May 29, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Tysons, Virginia
May 29, 2018

Item 9B.	Other Information.
On May 23, 2018, the Company’s compensation committee approved for the 2019 fiscal year certain changes to the incentive compensation opportunities for Horacio D. Rozanski, the Company’s President and Chief Executive Officer. Effective for fiscal year 2019, Mr. Rozanski’s target annual cash bonus and target annual equity grant value will be increased to $1.125 million and $4.0 million, respectively. His base salary will remain the same.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information related to our directors is set forth under the caption “Election of Directors” of our Proxy Statement for our Annual Meeting of Stockholders scheduled for July 26, 2018 (the "2018 Proxy Statement"). Such information is incorporated herein by reference.
Information relating to our Executive Officers is included in Part I of this Annual Report under the caption “Executive Officers of the Registrant.”
Information relating to compliance with Section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2018 Proxy Statement. Such information is incorporated herein by reference.
Information related to our code of ethics is set forth under the caption “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2018 Proxy Statement. Such information is incorporated herein by reference.
Information relating to the Audit Committee and Board of Directors determinations concerning whether a member of the Audit Committee is a “financial expert” as that term is defined under Item 407(d)(5) of Regulation S-K is set forth under the caption “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2018 Proxy Statement. Such information is incorporated herein by reference.

Item 11.	Executive Compensation.
Information relating to this item is set forth under the captions “Compensation Discussion and Analysis,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report on Executive Compensation” of our 2018 Proxy Statement. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plans
The following table presents information concerning the securities authorized for issuance pursuant to our equity compensation plans as of March 31, 2018:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by securityholders	3,731,116	(1)(2)	$18.55	11,433,883
Equity compensation plans not approved by securityholders	—		N/A	—
Total	3,731,116	(1)(2)	$18.55	11,433,883

(1)
Column (a) includes: 931,162 shares that have been granted as restricted stock units (RSUs) and 2,799,954 shares granted as options under our equity compensation plans. The weighted average price in column (b) does not take into account shares issued pursuant to RSUs.

Information relating to the security ownership of certain beneficial owners and management is included in our 2018 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information relating to this item is set forth under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2018 Proxy Statement. Such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
Information relating to this item is set forth under the caption “Independent Registered Public Accounting Firm Fees” of our 2018 Proxy Statement. Such information is incorporated herein by reference.

Item 15.	Exhibits, Financial Statement Schedules.
(a) The following documents are filed as part of this Annual Report:

(1)	Financial Statements
Our consolidated financial statements filed herewith are set forth in Item 8 of this Annual Report.

(2)	Financial Statement Schedules
Consolidated financial statement schedules have been omitted because either they are not applicable or the required information is included in the consolidated financial statements or the notes thereto.

(3)	Exhibits

Exhibit Index

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of May 15, 2008, by and among Booz Allen Hamilton Inc., Booz Allen Hamilton Holding Corporation (formerly known as Explorer Holding Corporation), Booz Allen Hamilton Investor Corporation (formerly known as Explorer Investor Corporation), Explorer Merger Sub Corporation and Booz & Company Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (File No. 333- 167645))

2.2
Spin Off Agreement, dated as of May 15, 2008, by and among Booz Allen Hamilton Inc., Booz & Company Holdings, LLC, Booz & Company Inc., Booz & Company Intermediate I Inc. and Booz & Company Intermediate II Inc. (Incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

2.3
Amendment to the Agreement and Plan of Merger and the Spin Off Agreement, dated as of July 30, 2008, by and among Booz Allen Hamilton Inc., Booz Allen Hamilton Holding Corporation (formerly known as Explorer Holding Corporation), Booz Allen Hamilton Investor Corporation (formerly known as Explorer Investor Corporation), Explorer Merger Sub Corporation, Booz & Company Holdings, LLC, Booz & Company Inc., Booz & Company Intermediate I Inc. and Booz & Company Intermediate II Inc. (Incorporated by reference to Exhibit 2.3 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

3.1
Third Amended and Restated Certificate of Incorporation of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report for the period ended September 30, 2014 on Form 10-Q (File No. 001-34972))

3.2
Third Amended and Restated Bylaws of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report for the period ended December 31, 2017 on Form 10-Q (File No. 001-34972))

4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

4.2
Indenture, dated April 25, 2017, among Booz Allen Hamilton Inc., the Subsidiary Guarantors party thereto and Wilmington Trust, National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 25, 2017 (File No. 001-34972))

4.3
First Supplemental Indenture, dated April 25, 2017, among Booz Allen Hamilton Inc., the Subsidiary Guarantors party thereto and Wilmington Trust, National Association (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 25, 2017 (File No. 001-34972))

4.4
Form of 5.125% Senior Note due 2025 (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on April 25, 2017 (File No. 001-34972) (included in Exhibit 4.1 thereto))

10.1†
Second Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report for the period ended September 30, 2014 on Form 10-Q (File No. 001-34972))

10.2†
Form of Stock Option Agreement under the Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.3†
Form of Stock Option Agreement under the Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

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

10.6†	Booz Allen Hamilton Holding Corporation Officers’ Retirement Plan*

10.7†	Officer’s Comprehensive Medical and Dental Choice Plans*

10.8†	Retired Officer’s Comprehensive Medical and Dental Choice Plans*

10.9†	Group Variable Universal Life Insurance (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report for the year ended March 31, 2015 on Form 10-K (File No. 001-34972))

10.10†	Group Personal Excess Liability Insurance*

10.11†	Officer Annual Performance Bonus Policy*

10.12†
Form of Booz Allen Hamilton Holding Corporation Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.13†
Form of Stock Option Agreement under the Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report for the year ended March 31, 2011 on Form 10-K (File No. 001-34972))

10.14†	Officer Transition Policy*

10.15†
Form of Stock Option Agreement under the Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report for the period ended December 31, 2011 on Form 10-Q (File No. 001-34972))

10.16
Credit Agreement among Booz Allen Hamilton Inc., as the Borrower, the several lenders from time to time parties thereto, Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Lender, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Barclays Bank PLC, Citigroup Global Markets Inc., HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc. and Sumimoto Mitsui Banking Corporation, as Joint Bookrunners, Credit Suisse Securities (USA) LLC, as Syndication Agent, Barclays Bank PLC, Citigroup Global Markets Inc., HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc., Sumimoto Mitsui Banking Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents, dated as of July 31, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2012 (File No. 001-34972))

10.17
Guarantee and Collateral Agreement, among Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Inc., ASE, Inc. and Booz Allen Hamilton International, Inc., in favor of Bank of America, N.A., as Collateral Agent, dated as of July 31, 2012 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 1, 2012 (File No. 001-34972))

10.18
First Amendment to Credit Agreement, dated as of August 16, 2013, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC, SDI Technology Corporation, and Booz Allen Hamilton International, Inc., as Guarantors,, Bank of America, N.A., as Administrative Agent, Collateral Agent and New Refinancing Tranche B Term Lender, and the other Lenders and financial institutions from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 20, 2013 (File No. 001-34972))

10.19†	Form of Employment Agreement (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report for the year ended March 31, 2014 on Form 10-K (File No. 001-34972))

10.20†
Form of Restricted Stock Agreement under the Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report for the year ended March 31, 2014 on Form 10-K (File No. 001-34972))

10.21†
Form of Restricted Stock Unit Agreement under the Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report for the year ended March 31, 2014 on Form 10-K (File No. 001-34972))

10.22
Second Amendment to Credit Agreement, dated as of May 7, 2014, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC, SDI Technology Corporation, ASE, Inc. and Booz Allen Hamilton International, Inc., as Guarantors, Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Lender, and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2014 (File No. 001-34972))

10.23
Third Amendment to Credit Agreement, dated as of July 13, 2016, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC, SDI Technology Corporation, ASE, Inc. and Booz Allen Hamilton International, Inc., as Guarantors, Bank of America, N.A., as Administrative Agent, Collateral Agent and New Refinancing Tranche B Term Lender, and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 18, 2016 (File No. 001-34972))

10.24
Fourth Amendment to Credit Agreement, dated as of February 6, 2017, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC and SDI Technology Corporation, as Guarantors, Bank of America, N.A., as Administrative Agent, Collateral Agent and New Refinancing Tranche B Term Lender, and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2017 (File No. 001-34972))

10.25
Fifth Amendment to Credit Agreement, dated as of March 7, 2018, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC, SDI Technology Corporation, eGov Holdings, Inc. and Aquilent, Inc., as Guarantors, Bank of America, N.A., as Administrative Agent, Collateral Agent, Exchanging Lender and New Refinancing Tranche B Term Lender, and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 7, 2018 (File No. 001-34972))

10.26
ISDA 2002 Master Agreement, by and between Booz Allen Hamilton Inc. and Bank of America, N.A., dated as of December 17, 2014 (the “Bank of America Master Agreement”), and the Amended and Restated Schedule to the Bank of America Master Agreement, dated as of February 6, 2017 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2017 (File No. 001-34972))

10.27
ISDA 2002 Master Agreement, by and between Booz Allen Hamilton Inc. and JPMorgan Chase Bank, N.A., dated as of December 17, 2014 (the “JPM Master Agreement”), and the Amended and Restated Schedule to the JPM Master Agreement, dated as of February 8, 2017 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 11, 2017 (File No. 001-34972))

10.28
ISDA 2002 Master Agreement, by and between Booz Allen Hamilton Inc. and Fifth Third Bank, dated as of December 16, 2014 (the “Fifth Third Master Agreement”), and the Amended and Restated Schedule to the Fifth Third Master Agreement, dated as of February 7, 2017 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 11, 2017 (File No. 001-34972))

10.29
ISDA Master Agreement, by and between Booz Allen Hamilton Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. dated as of January 13, 2015 (the “Bank of Tokyo-Mitsubishi Master Agreement”), and the Amendment to the Bank of Tokyo-Mitsubishi Master Agreement, dated as of April 18, 2017 (including the Schedule thereto) (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 31, 2017 (File No. 001-34972))

10.30
ISDA Master Agreement, by and between Booz Allen Hamilton Inc. and Barclays Bank Plc, dated as of December 11, 2014 (the “Barclays Master Agreement”), and the Amendment to the Barclays Master Agreement, dated as of May 18, 2017 (including the Amended and Restated Schedule thereto) (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 31, 2017 (File No. 001-34972))

10.31
ISDA Master Agreement, by and between Booz Allen Hamilton Inc. and Wells Fargo Bank, N.A., dated as of February 13, 2017 (the “Wells Fargo Master Agreement”), including the Schedule thereto (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 31, 2017 (File No. 001-34972))

10.32
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and Bank of America, N.A., dated as of April 6, 2017 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 11, 2017 (File No. 001-34972))

10.33
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and JPMorgan Chase Bank, N.A., dated as of April 6, 2017 (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 11, 2017 (File No. 001-34972))

10.34
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and Fifth Third Bank, dated as of April 6, 2017 (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 11, 2017 (File No. 001-34972))

10.35
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., dated as of May 26, 2017 (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on May 31, 2017 (File No. 001-34972))

10.36
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and Barclays Bank Plc, dated as of May 30, 2017 (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on May 31, 2017 (File No. 001-34972))

10.37
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and Wells Fargo Bank, N.A., dated as of May 25, 2017 (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on May 31, 2017 (File No. 001-34972))

10.38
Assumption Agreement, dated as of April 14, 2017, by eGov Holdings, Inc. and Aquilent, Inc. in favor of Bank of America, N.A., as collateral agent for the banks and other financial institutions or entities party to the Credit Agreement, as amended (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report for the period ended June 30, 2017 on Form 10-Q (File No. 001-34972))

10.39†
Booz Allen Hamilton Inc. Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report for the year ended March 31, 2017 on Form 10-K (File No. 001-34972))

10.40†
Form of Stock Option Agreement under the Second Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report for the year ended March 31, 2017 of Form 10-K (File No. 001-34972))

10.41†
Form of Performance Restricted Stock Unit Agreement under the Second Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report for the year ended March 31, 2017 on Form 10-K (File No. 001-34972))

10.42†
Form of Restricted Stock Unit Agreement under the Second Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.38 to the Company’s Annual Report for the year ended March 31, 2017 on Form 10-K (File No. 001-34972))

10.43†
Form of Restricted Stock Unit Agreement under the Second Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report for the year ended March 31, 2017 on Form 10-K (File No. 001-34972))

10.44†	Form of Restricted Stock Agreement for Directors under the Second Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation*
10.45†	Officer Perquisites Policy*

21	Subsidiaries of the registrant*

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)*

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)*

101
The following materials from Booz Allen Hamilton Holding Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2018 and 2017; (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2018, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2018, 2017 and 2016; (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2018, 2017 and 2016; (v) Consolidated Statements of Stockholders' Equity for the fiscal years ended March 31, 2018, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements.

___________________________________

*	Filed electronically herewith.

†	Management contract or compensatory arrangement.

Item 16.	Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of May, 2018.

BOOZ ALLEN HAMILTON HOLDING CORPORATION (Registrant)

By:	/s/ Horacio D. Rozanski
Name: Horacio D. Rozanski
Title: President and Chief Executive Officer
SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Horacio D. Rozanski	President, Chief Executive Officer and Director (Principal Executive Officer)	May 29, 2018
Horacio D. Rozanski

/s/ Lloyd W. Howell, Jr.	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	May 29, 2018
Lloyd W. Howell, Jr.

/s/ Laura S. Adams	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	May 29, 2018
Laura S. Adams

/s/ Ralph W. Shrader	Chairman of the Board	May 29, 2018
Ralph W. Shrader

/s/ Joan Lordi C. Amble	Director	May 29, 2018
Joan Lordi C. Amble

/s/ Melody C. Barnes	Director	May 29, 2018
Melody C. Barnes

/s/ Peter Clare	Director	May 29, 2018
Peter Clare

/s/ Ian Fujiyama	Director	May 29, 2018
Ian Fujiyama

/s/ Mark Gaumond	Director	May 29, 2018
Mark Gaumond

/s/ Arthur E. Johnson	Director	May 29, 2018
Arthur E. Johnson

/s/ Gretchen W. McClain	Director	May 29, 2018
Gretchen W. McClain

/s/ Philip A. Odeen	Director	May 29, 2018
Philip A. Odeen

/s/ Charles O. Rossotti	Director	May 29, 2018
Charles O. Rossotti