Form 10-Q
period 2018-06-30
Booz Allen Hamilton Holding Corp
filed 2018-07-30
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
 ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of July 25, 2018
Class A Common Stock	142,521,079
Class B Non-Voting Common Stock	—
Class C Restricted Common Stock	—
Class E Special Voting Common Stock	—

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	March 31, 2018
	(Unaudited)
	(Amounts in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$149,723	$286,958
Accounts receivable, net of allowance	1,275,221	1,133,705
Prepaid expenses and other current assets	86,567	71,309
Total current assets	1,511,511	1,491,972
Property and equipment, net of accumulated depreciation	152,053	152,364
Intangible assets, net of accumulated amortization	285,946	278,504
Goodwill	1,581,160	1,581,146
Other long-term assets	101,362	102,633
Total assets	$3,632,032	$3,606,619
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$63,100	$63,100
Accounts payable and other accrued expenses	581,246	557,559
Accrued compensation and benefits	240,335	282,750
Other current liabilities	137,876	125,358
Total current liabilities	1,022,557	1,028,767
Long-term debt, net of current portion	1,740,753	1,755,479
Other long-term liabilities	261,241	259,882
Total liabilities	3,024,551	3,044,128
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock, Class A — $0.01 par value — authorized, 600,000,000 shares; issued, 158,794,015 shares at June 30, 2018 and 158,028,673 shares at March 31, 2018; outstanding, 143,121,936 shares at June 30, 2018 and 143,446,539 shares at March 31, 2018	1,588	1,580
Treasury stock, at cost — 15,672,079 shares at June 30, 2018 and 14,582,134 shares at March 31, 2018	(509,521)	(461,457)
Additional paid-in capital	360,915	346,958
Retained earnings	767,278	690,516
Accumulated other comprehensive loss	(12,779)	(15,106)
Total stockholders’ equity	607,481	562,491
Total liabilities and stockholders’ equity	$3,632,032	$3,606,619
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,
	2018	2017
	(Amounts in thousands, except per share data)
Revenue	$1,646,848	$1,523,010
Operating costs and expenses:
Cost of revenue	785,812	735,793
Billable expenses	477,435	451,664
General and administrative expenses	205,836	193,439
Depreciation and amortization	16,153	15,449
Total operating costs and expenses	1,485,236	1,396,345
Operating income	161,612	126,665
Interest expense	(23,074)	(18,747)
Other income (expense), net	(1,171)	(1,141)
Income before income taxes	137,367	106,777
Income tax expense	33,163	36,165
Net income	$104,204	$70,612
Earnings per common share (Note 3):
Basic	$0.72	$0.47
Diluted	$0.72	$0.47
Dividends declared per share	$0.19	$0.17

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,
	2018	2017
	(Amounts in thousands)
Net income	$104,204	$70,612
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on derivatives designated as cash flow hedges	1,920	(510)
Change in postretirement plan costs	407	363
Total other comprehensive income (loss), net of tax	2,327	(147)
Comprehensive income	$106,531	$70,465

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,
	2018	2017
	(Amounts in thousands)
Cash flows from operating activities
Net income	$104,204	$70,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,153	15,449
Stock-based compensation expense	6,114	5,249
Excess tax benefits from stock-based compensation	(4,438)	(6,864)
Amortization of debt issuance costs	1,360	1,289
Losses on dispositions	401	174
Changes in assets and liabilities:
Accounts receivable	(141,516)	(111,698)
Prepaid expenses and other current assets	(2,430)	(3,249)
Other long-term assets	(1,703)	(269)
Accrued compensation and benefits	(38,144)	(36,203)
Accounts payable and other accrued expenses	28,322	44,870
Accrued interest	(2,613)	4,698
Other current liabilities	12,300	15,690
Other long-term liabilities	(5,047)	4,247
Net cash (used in) provided by operating activities	(27,037)	3,995
Cash flows from investing activities
Purchases of property, equipment, and software	(20,465)	(11,536)
Payments for business acquisitions, net of cash acquired	(20)	(204)
Net cash used in investing activities	(20,485)	(11,740)
Cash flows from financing activities
Proceeds from issuance of common stock	2,585	1,779
Stock option exercises	5,265	3,263
Repurchases of common stock	(53,845)	(48,428)
Cash dividends paid	(27,442)	(25,412)
Dividend equivalents paid to option holders	(267)	(890)
Repayment of debt	(75,775)	(175,788)
Proceeds from debt issuance	60,000	373,291
Payment on contingent liabilities from acquisition	(234)	—
Net cash (used in) provided by financing activities	(89,713)	127,815
Net (decrease) increase in cash and cash equivalents	(137,235)	120,070
Cash and cash equivalents––beginning of period	286,958	217,417
Cash and cash equivalents––end of period	$149,723	$337,487
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$23,938	$12,652
Income taxes	$11,475	$17,016
Supplemental disclosures of non-cash investing and financing activities
Share repurchases transacted but not settled and paid	$3,365	$—
Noncash financing activities	$3,216	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
1. BUSINESS OVERVIEW
Organization
Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or the Company, we, us, and our, was incorporated in Delaware in May 2008. The Company provides management and technology consulting, engineering, analytics, digital solutions, mission operations, and cyber expertise to U.S. and international governments, major corporations, and not-for-profit organizations. The Company reports operating results and financial data in one reportable segment. The Company is headquartered in McLean, Virginia, with approximately 24,600 employees as of June 30, 2018.
2. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, or SEC, and should be read in conjunction with the information contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2018. The interim period unaudited condensed consolidated financial statements are presented as described below. Certain information and disclosures normally required for annual financial statements have been condensed or omitted pursuant to GAAP and SEC rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation of the results of the interim period presented have been included. The Company’s fiscal year ends on March 31 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31. The results of operations for the three months ended June 30, 2018 are not necessarily indicative of results to be expected for the full fiscal year.
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
Effective April 1, 2018, the Company adopted Accounting Standards Codification (ASC) No. 606, Revenue from Contracts with Customers (Topic 606), and Accounting Standard Updates (ASU) 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, on a fully retrospective method for all amounts and percentages presented and disclosures set forth in this Form 10-Q.
Certain amounts reported in the Company's prior year condensed consolidated financial statements have been reclassified to conform to the current year presentation.
Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Areas of the financial statements where estimates may have the most significant effect include contractual and regulatory reserves, valuation and lives of tangible and intangible assets, contingent consideration related to business acquisitions, impairment of long-lived assets, accrued liabilities, revenue recognition, including the accrual of indirect costs, bonus and other incentive compensation, stock-based compensation, reserves for tax benefits and valuation allowances on deferred tax assets, provisions for income taxes, postretirement obligations, certain deferred costs, collectability of receivables, and loss accruals for litigation. Actual results experienced by the Company may differ materially from management's estimates.
Recently Adopted Accounting Standards
The Company has accounted for the tax effects of the Tax Cuts and Jobs Act, or the 2017 Tax Act, under the guidance of Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, or SAB 118, on a provisional basis as of the fourth quarter of fiscal 2018. During the three months ended June 30, 2018, the Company continued its assessment of the 2017 Tax Act, however, the Company did not recognize any changes to the provisional amounts recorded in the Company's Annual Report on Form 10-K for the year ended March 31, 2018.
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Codification No. 606, Revenue from Contracts with Customers (Topic 606). Topic 606, as amended, replaced existing revenue recognition standards by outlining a single set of comprehensive principles for recognizing revenue. The revenue standard also significantly expanded the disclosure requirements for revenue arrangements. Amendments to Topic 606 have generally focused on promoting a more consistent interpretation and application of the principles for recognizing revenue.
Topic 606 was effective for the Company beginning on April 1, 2018 (i.e., beginning with the first quarter fiscal 2019 interim financial statements). The Company adopted the new revenue standard using the full retrospective transition method, which requires that it be applied to each prior reporting period presented and that the cumulative effect of applying the standard be recognized at the earliest period presented (i.e., April 1, 2016, the beginning of the first quarter of fiscal 2017). During fiscal 2018, the Company completed its assessment of the cumulative effect of adopting Topic 606 and assessed the impact to be immaterial as of the date of adoption. The cumulative impact on our retained earnings for the earliest period presented of April 1, 2016 was an increase of $2.9 million. Thereafter, the adoption of Topic 606 increased our fiscal 2017 retained earnings by $8.4 million and decreased our fiscal 2018 retained earnings by $3.4 million, resulting in a cumulative impact on our retained earnings of $7.9 million as of April 1, 2018. The impact of Topic 606 on fiscal 2017 and 2018 results may not be representative of the impact on subsequent years’ results.
For more information on the notable impacts of the adoption of Topic 606 on the Company's accounting policies, practices, estimates, and significant judgments, refer to the Company's Annual Report on Form 10-K for the year ended March 31, 2018 and Note 3, Revenue Recognition.
The Company also retrospectively adopted ASU 2017-07, which changed the presentation of net periodic benefit cost components on the condensed consolidated statement of operations. Under this guidance, the service cost component of net periodic benefit cost continues to be presented consistent with other employee compensation costs and within operating income, while the remaining components of net periodic benefit costs are excluded from operating income. As a result, $1.9 million of net periodic benefit costs related to non-service components were reclassified to Other income (expense), net in the condensed consolidated statement of operations in the first quarter of fiscal 2018.
The Company's previously issued condensed consolidated financial statements have been adjusted for the retrospective adoption of both Topic 606 and ASU 2017-07, as summarized in the following table:

	Three Months Ended June 30, 2017
	Effect of Adoption
	As Reported	Topic 606	ASU 2017-07	As Adjusted
Revenue	$1,493,570	$29,440	$—	$1,523,010
Operating income	139,464	(14,701)	1,902	126,665
Income before income taxes	121,478	(14,701)	—	106,777
Net income	$79,540	$(8,928)	$—	$70,612
Earnings per common share (Note 4):
Basic	$0.53	$(0.06)	$—	$0.47
Diluted	$0.53	$(0.06)	$—	$0.47
Recent Accounting Pronouncements Not Yet Adopted
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability of accounting for lease transactions. The new leasing standard requires lessees to recognize lease assets and lease liabilities on their balance sheet for all leases with a lease term of greater than 12 months. Lessor accounting is largely unchanged. Topic 842 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The new leasing standard currently requires the application of a modified retrospective approach to the beginning of the earliest period presented in the financial statements. In January 2018, the FASB issued an exposure draft of the proposed ASU, Leases (Topic 842): Targeted Improvements. The proposed ASU provides an alternative transition method of adoption, permitting the recognition of a cumulative-effect adjustment to retained earnings on the date of adoption. The Company intends to adopt the standard on the effective date and we will make a transition decision following a decision by the FASB on whether it will approve an alternative transition method.
A dedicated implementation team has been established that continues to make progress toward completing the evaluation of the impact of the new standard. The Company is currently evaluating its population of leased assets to assess the impact of Topic 842 on its lease portfolio, and designing and implementing new processes and controls. Until this effort is completed, the Company cannot determine the effect of Topic 842 on our consolidated financial statements.
Other accounting and reporting pronouncements issued after June 30, 2018 and through the filing date are not expected to have a material impact on the Company's condensed consolidated financial statements.
3. REVENUE
Revenue Recognition
The Company's revenues from contracts with customers (clients) are derived from offerings that include consulting, analytics, digital solutions, engineering, and cyber services, substantially with the U.S. government and its agencies and, to a lesser extent, subcontractors. The Company also serves foreign governments, as well as domestic and international commercial clients. The Company performs under various types of contracts, which include cost-reimbursable-plus-fee contracts, time-and-materials contracts, and fixed-price contracts.
The Company considers a contract with a customer to exist under Topic 606 when there is approval and commitment from both the Company and the customer, the rights of the parties and payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. The Company also will consider whether two or more contracts entered into with the same customer should be combined and accounted for as a single contract. Furthermore, in certain transactions with commercial clients and with the U.S. government, the Company may commence providing services prior to receiving a formal approval from the customer. In these situations, the Company will consider the factors noted above, the risks associated with commencing the work and legal enforceability in determining whether a contract with the customer exists under Topic 606.
Customer contracts are often modified to change the scope, price, specifications or other terms within the existing arrangement. Contract modifications are evaluated by management to determine whether the modification should be accounted for as part of the original performance obligation(s) or as a separate contract. If the modification adds distinct goods or services and increases the contract value proportionate to the stand-alone selling price of the additional goods or services, it will be accounted for as a separate contract. Generally, the Company’s contract modifications do not include goods or services which are distinct, and therefore are accounted for as part of the original performance obligation(s) with any impact on transaction price or estimated costs at completion being recorded as through a cumulative catch-up adjustment to revenue.
The Company evaluates each service deliverable contracted with the customer to determine whether they represent promises to transfer distinct goods or services. Under Topic 606, these are referred to as performance obligations. One or more service deliverables often represent a single performance obligation. This evaluation requires significant judgment and the impact of combining or separating performance obligations may change the time over which revenue from the contract is recognized. The Company’s contracts generally provide a set of integrated or highly interrelated tasks or services and are therefore accounted for as a single performance obligation. However, in cases where we provide more than one distinct good or service within a customer contract, the contract is separated into individual performance obligations which are accounted for discretely.
Contracts with the U.S. government are subject to the Federal Acquisition Regulation ("FAR") and are priced based on estimated or actual costs of providing the goods or services. The Company derives a majority of its revenue from contracts awarded through a competitive bidding process. Pricing for non-U.S. government agencies and commercial customers is based on discrete negotiations with each customer. Certain of the Company’s contracts contain award fees, incentive fees or other provisions that may increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or cost targets and may be based upon customer discretion. Management estimates variable consideration as the most likely amount that we expect to achieve based on our assessment of the variable fee provisions within the contract, prior experience with similar contracts or clients, and management’s evaluation of the performance on such contracts. The Company may perform work under a contract that has not been fully funded if the work has been authorized by the management and the customer to proceed. The Company evaluates unfunded amounts as variable consideration in estimating the transaction price. We include the estimated variable consideration in our transaction price to the extent that it is probable that a significant reversal of revenue will not occur upon the ultimate settlement of the variable fee provision. In the limited number of situations where our contracts with customers contain more than one performance obligation, the Company allocates the transaction price of a contract between the performance obligations in the proportion to their respective stand-alone selling prices. The Company generally estimates the stand-alone selling price of performance obligations based on an expected cost-plus margin approach as allowed under Topic 606. Our U.S. government contracts generally contain FAR provisions that enable the customer to terminate a contract for default or for the convenience of the U.S. government.
The Company recognizes revenue for each performance obligation identified within our customer contracts when, or as, the performance obligation is satisfied by transferring the promised goods or services. Revenue may either be recognized over time, or at a point in time. The Company generally recognizes revenue over time as our contracts typically involve a continuous transfer of control to the customer. A continuous transfer of control under contracts with the U.S. government and its agencies is evidenced by clauses which require the Company to be paid for costs incurred plus a reasonable margin in the event that the customer unilaterally terminates the contract for convenience. For contracts where the Company recognizes revenue over time, a contract cost-based input method is generally used to measure progress towards satisfaction of the underlying performance obligation(s). Contract costs include direct costs such as materials, labor and subcontract costs, as well as indirect costs identifiable with, or allocable to, a specific contract that are expensed as incurred. The Company does not incur material incremental costs to acquire or fulfill contracts. Under a contract cost-based input method, revenue is recognized based on the proportion of contract costs incurred to the total estimated costs expected to be incurred upon completion of the underlying performance obligation. The Company includes both funded and unfunded portions of customer contracts in this estimation process.
For interim financial reporting periods, contract revenue attributable to indirect costs is recognized based upon agreed-upon annual forward-pricing rates established with the U.S. government at the start of each fiscal year. Forward pricing rates are estimated and agreed upon between the Company and the U.S. government and represent indirect contract costs required to execute and administer contract obligations. The impact of any agreed-upon changes, or changes in the estimated annual forward-pricing rates, will be recorded in the interim financial reporting period when such changes are identified. This change relates to the interim financial reporting period differences between the actual indirect cost incurred and allocated to customer contracts compared to the estimated amounts allocated to contracts using the estimated annual forward-pricing rates established with the U.S. government.
On certain contracts, principally time-and-materials and cost-reimbursable-plus-fee contracts, revenue is recognized using the right-to-invoice practical expedient as the Company is contractually able to invoice the customer based on the control transferred. However, we did not elect to use the practical expedient which would allow the Company to exclude contracts recognized using the right-to-invoice practical expedient from the remaining performance obligations disclosed below. Additionally, for stand-ready performance obligations to provide services under fixed-price contracts, revenue is recognized over time using a straight-line measure of progress as the control of the services is provided to the customer ratably over the term of the contract. If a contract does not meet the criteria for recognition of revenue over time, we recognize revenue at the point in time when control of the good or service is transferred to the customer. Determining a measure of progress towards the satisfaction of performance obligations requires management to make judgments that may affect the timing of revenue recognition.
In addition to the right-to-invoice practical expedient discussed above, the Company applied certain other practical expedients permitted by Topic 606, which include: a) using the portfolio approach where contracts with similar characteristics were assessed collectively to evaluate risk of being impacted by the adoption of Topic 606; b) applying the practical expedient allowing the Company to not restate completed contracts which began and ended in the same fiscal year prior to the date of the initial adoption; and c) electing to omit the disclosure related to remaining performance obligations for reporting periods presented before the date of the initial adoption.
Contract Estimates
Many of our contracts recognize revenue under a contract cost-based input method and require an Estimate-at-Completion (EAC) process, which management uses to review and monitor the progress towards the completion of our performance obligations. Under this process, management considers various inputs and assumptions related to the EAC, including, but not limited to, progress towards completion, labor costs and productivity, material and subcontractor costs, and identified risks. Estimating the total cost at completion of performance obligations is subjective and requires management to make assumptions about future activity and cost drivers under the contract. Changes in these estimates can occur for a variety of reasons and, if significant, may impact the profitability of the Company’s contracts. Changes in estimates related to contracts accounted for under the EAC process are recognized in the period when such changes are made on a cumulative catch-up basis. If the estimate of contract profitability indicates an anticipated loss on a contract, the Company recognizes the total loss at the time it is identified. For the three-month periods ended June 30, 2018 and 2017, respectively, the aggregate impact of adjustments in contract estimates was not material.
Performance Obligations
Remaining performance obligations represent the transaction price of exercised contracts for which work has not yet been performed, irrespective of whether funding has or has not been authorized and appropriated as of the date of exercise. Remaining performance obligations do not include negotiated but unexercised options.

As of June 30, 2018, the Company had $6.0 billion of remaining performance obligations and we expect to recognize more than half of the remaining performance obligations as revenue over the next 12 months, and approximately three quarters over the next 24 months. The remainder is expected to be recognized thereafter.
Disaggregation of Revenue
We disaggregate our revenue from contracts with customers by contract type, customer, as well as whether the Company acts as prime contractor or sub-contractor, as we believe these categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following series of tables presents our revenue disaggregated by these categories.
Revenue by Contract Type:
We generate revenue under the following three basic types of contracts:

•
Cost-Reimbursable Contracts: Cost-reimbursable contracts provide for the payment of allowable costs incurred during performance of the contract, up to a ceiling based on the amount that has been funded, plus a fixed fee or award fee.

•
Time-and-Materials Contracts: Under contracts in this category, we are paid a fixed hourly rate for each direct labor hour expended, and we are reimbursed for billable material costs and billable out-of-pocket expenses inclusive of allocable indirect costs. We assume the financial risk on time-and-materials contracts because our costs of performance may exceed negotiated hourly rates.

•
Fixed-Price Contracts: Under a fixed-price contract, we agree to perform the specified work for a predetermined price. To the extent our actual direct and allocated indirect costs decrease or increase from the estimates upon which the price was negotiated, we will generate more or less profit, respectively, or could incur a loss.

The table below presents the total revenue for each type of contract:

	Three Months Ended June 30,
	2018		2017
Cost-reimbursable	$859,884	52%	$770,095	51%
Time-and-materials	405,584	25%	382,227	25%
Fixed-price	381,380	23%	370,688	24%
Total Revenue	$1,646,848	100%	$1,523,010	100%
Revenue by Customer Type:

	Three Months Ended June 30,
	2018		2017
U.S. government:
Defense Clients	$757,982	46%	$711,739	47%
Intelligence Clients	397,480	24%	368,469	24%
Civil Clients	435,526	27%	405,284	27%
Total U.S. government	1,590,988	97%	1,485,492	98%
Global Commercial Clients	55,860	3%	37,518	2%
Total Revenue	$1,646,848	100%	$1,523,010	100%
Revenue by Whether the Company Acts as a Prime Contractor or a Sub-Contractor:

	Three Months Ended June 30,
	2018		2017
Prime Contractor	$1,507,182	92%	$1,388,039	91%
Sub-contractor	139,666	8%	134,971	9%
Total Revenue	$1,646,848	100%	$1,523,010	100%

Contract Balances
Contract assets primarily consist of unbilled receivables typically resulting from revenue recognized exceeding the amount billed to the customer and right to payment is not just subject to the passage of time. Contract liabilities primarily consist of advance payments, billings in excess of costs incurred and deferred revenue. Contract assets and liabilities are reported on a net contract basis at the end of each reporting period. The Company maintains an allowance for doubtful accounts to provide for an estimate of uncollected receivables. Refer to Note 5 for more information on receivables recognized from contracts accounted for under Topic 606.
The following table summarizes the contract balances recognized on the Company’s condensed consolidated balance sheets:

	June 30, 2018	March 31, 2018
Contract assets:
Current	$777,885	$738,646
Long-term	59,883	59,633
Total	$837,768	$798,279
Contract liabilities:
Advance payments, billings in excess of costs incurred and deferred revenue	$21,685	$27,522
Changes in contract assets and contract liabilities are primarily due to the timing difference between the Company’s performance of services and payments from customers. In the first quarters of fiscal 2019 and 2018, we recognized revenue of $18.8 million and $11.3 million related to our contract liabilities on April 1, 2018 and 2017, respectively. To determine revenue recognized from contract liabilities during the reporting periods, the Company allocates revenue to individual contract liability balances and applies revenue recognized during the reporting periods first to the beginning balances of contract liabilities until the revenue exceeds the balances.

4. EARNINGS PER SHARE
The Company computes basic and diluted earnings per share amounts based on net income for the periods presented. The Company uses the weighted-average number of common shares outstanding during the period to calculate basic earnings per share, or EPS. Diluted EPS adjusts the weighted average number of shares outstanding to include the dilutive effect of outstanding common stock options and other stock-based awards.
The Company currently has outstanding shares of Class A Common Stock. Unvested Class A Restricted Common Stock holders are entitled to participate in non-forfeitable dividends or other distributions. These unvested restricted shares participated in the Company's dividends declared and were paid in the first quarter of fiscal 2019 and 2018. As such, EPS is calculated using the two-class method whereby earnings are reduced by distributed earnings as well as any available undistributed earnings allocable to holders of unvested restricted shares. A reconciliation of the income used to compute basic and diluted EPS for the periods presented are as follows:

	Three Months Ended June 30,
	2018	2017
Earnings for basic computations (1)	$103,572	$70,093
Weighted-average common shares outstanding for basic computations	143,273,387	147,714,993
Earnings for diluted computations (1)	$103,576	$70,098
Dilutive stock options and restricted stock	1,420,186	2,153,280
Weighted-average common shares outstanding for diluted computations	144,693,573	149,868,273
Earnings per common share
Basic	$0.72	$0.47
Diluted	$0.72	$0.47
(1) During the three months ended June 30, 2018 and 2017, approximately 0.9 million and 1.1 million participating securities, respectively, were paid dividends totaling $0.2 million and $0.2 million, respectively. For the three months ended June 30,

2018 and 2017, there were undistributed earnings of $0.5 million and $0.3 million, respectively, allocated to the participating class of securities in both basic and diluted EPS. The allocated undistributed earnings and the dividends paid comprise the difference between net income presented on the condensed consolidated statements of operations and earnings for basic and diluted computations for the three months ended June 30, 2018 and 2017.
The EPS calculation for the three months ended June 30, 2018 and 2017 excludes 0.1 million and 0.2 million options, respectively, as their impact was anti-dilutive.
5. ACCOUNTS RECEIVABLE, NET OF ALLOWANCE
Accounts receivable, net of allowance consisted of the following:

	June 30, 2018	March 31, 2018
Current assets
Accounts receivable–billed	$497,450	$395,136
Accounts receivable–unbilled	777,885	738,646
Allowance for doubtful accounts	(114)	(77)
Accounts receivable, net of allowance	1,275,221	1,133,705
Other long-term assets
Accounts receivable–unbilled	59,883	59,633
Total accounts receivable, net	$1,335,104	$1,193,338
Unbilled amounts represent revenues for which billings have not been presented to customers at quarter-end or year-end. These amounts are usually billed and collected within one year. Long-term unbilled receivables not anticipated to be billed and collected within one year, which are primarily related to retainage, holdbacks, and long-term rate settlements to be billed at contract closeout, are included in other long-term assets in the accompanying condensed consolidated balance sheets. The Company recognized a (benefit) provision for doubtful accounts (including certain unbilled reserves) of $0.04 million and $0.8 million for the three months ended June 30, 2018 and 2017, respectively.
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
6. ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES
Accounts payable and other accrued expenses consisted of the following:

	June 30, 2018	March 31, 2018
Vendor payables	$320,709	$339,993
Accrued expenses	260,537	217,566
Total accounts payable and other accrued expenses	$581,246	$557,559
Accrued expenses consisted primarily of the Company’s reserve related to potential cost disallowance in conjunction with government audits. Refer to Note 18 for further discussion of this reserve.

7. ACCRUED COMPENSATION AND BENEFITS
Accrued compensation and benefits consisted of the following:

	June 30, 2018	March 31, 2018
Bonus	$23,058	$87,817
Retirement	51,065	35,743
Vacation	137,817	131,519
Other	28,395	27,671
Total accrued compensation and benefits	$240,335	$282,750
8. DEBT
Debt consisted of the following:

	June 30, 2018		March 31, 2018
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Term Loan A	4.09%	$1,079,488	3.88%	$1,094,275
Term Loan B	4.09%	394,013	3.88%	395,000
Senior Notes	5.13%	350,000	5.13%	350,000
Less: Unamortized debt issuance costs and discount on debt		(19,648)		(20,696)
Total		1,803,853		1,818,579
Less: Current portion of long-term debt		(63,100)		(63,100)
Long-term debt, net of current portion		$1,740,753		$1,755,479
Term Loans and Revolving Credit Facility
On March 7, 2018, Booz Allen Hamilton Inc. ("Booz Allen Hamilton") and Booz Allen Hamilton Investor Corporation ("Investor"), and certain wholly-owned subsidiaries of Booz Allen Hamilton, entered into the Fifth Amendment (the "Fifth Amendment") to the Credit Agreement (as amended, the "Credit Agreement"), dated as of July 31, 2012 among Booz Allen Hamilton, Investor, certain wholly owned subsidiaries of Booz Allen Hamilton and Bank of America, N.A., as Administrative Agent, Collateral Agent, Exchanging Lender and New Refinancing Tranche B Term Lender, and the other lenders and financial institutions from time to time party thereto (as previously amended by the First Amendment to Credit Agreement, dated as of August 16, 2013, the Second Amendment to Credit Agreement, date as of May 7, 2014, the Third Amendment to the Credit Agreement, dated as of July 13, 2016, and the Fourth Amendment to the Credit Agreement, dated as of February 6, 2017). Pursuant to the Fifth Amendment, Booz Allen Hamilton reduced the interest rate spread applicable to Term Loan B ("Term Loan B" and, together with Term Loan A, the "Term Loans") from 2.25% to 2.00%. The interest rate applicable to Term Loan A ("Term Loan A") remained unchanged.
Prior to the Fifth Amendment, $395.0 million was outstanding under Term Loan B. Pursuant to the Fifth Amendment, certain lenders converted their existing Term Loan B loans into a new tranche of Term Loan B loans in an aggregate amount, along with Term Loan B loans advanced by certain new lenders, of approximately $395.0 million. The proceeds from the new lenders were used to prepay in full all of the existing Term B Loans that were not converted into the new Term Loan B tranche.
As of June 30, 2018, the Credit Agreement provided Booz Allen Hamilton with a $1,079.5 million Term Loan A, a $394.0 million Term Loan B, and a $500.0 million revolving credit facility (the “Revolving Credit Facility") with a sub-limit for letters of credit of $100.0 million. As of June 30, 2018, the maturity date of Term Loan A and the termination date for the Revolving Credit Facility was June 30, 2021 and the maturity date of Term Loan B was June 30, 2023. Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement are secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor, and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement and related documentation. Subject to specified conditions, without the consent of the then-existing lenders (but subject to the receipt of commitments), the Term Loans or Revolving Credit Facility may be expanded (or a new term loan facility or revolving credit facility added to the existing facilities) by up to (i) $400 million plus

(ii) the aggregate principal amount under which pro forma consolidated net secured leverage remains less than or equal to 3.50:1.00.
At Booz Allen Hamilton’s option, borrowings under the Secured Credit Facility bear interest based either on LIBOR (adjusted for maximum reserves, and subject to a floor of zero) for the applicable interest period or a base rate (equal to the highest of (x) the administrative agent’s prime corporate rate, (y) the overnight federal funds rate plus 0.50%, and (z) three-month LIBOR (adjusted for maximum reserves, and subject to a floor of zero) plus 1.00%), in each case plus an applicable margin, payable at the end of the applicable interest period and in any event at least quarterly. The applicable margin for Term Loan A and borrowings under the Revolving Credit Facility ranges from 1.50% to 2.25% for LIBOR loans and 0.50% to 1.25% for base rate loans, in each case based on Booz Allen Hamilton’s consolidated total net leverage ratio. The applicable margin for Term Loan B is 2.00% for LIBOR loans and 1.00% for base rate loans. Unused commitments under the Revolving Credit Facility are subject to a quarterly fee ranging from 0.30% to 0.40% based on Booz Allen Hamilton’s consolidated total net leverage ratio.
Under the Fifth Amendment, the rate at which Term Loan B bears interest is based either on LIBOR (adjusted for maximum reserves and subject to a floor of zero plus 2.00% for the applicable interest period) or a base rate (equal to the highest of (x) the corporate base rate established by the administrative agent, (y) the overnight federal funds rate plus 0.50%, or (z) three-month LIBOR (adjusted for maximum reserves) plus 1.00%, plus, in each case, 1.25%), payable at the end of the applicable interest period; provided, that if such rate shall be less than zero, such rate shall be deemed to be zero.
Booz Allen Hamilton occasionally borrows under the Revolving Credit Facility in anticipation of cash demands. During the first quarter of fiscal 2019, Booz Allen Hamilton accessed a total of $60.0 million of the $500.0 million Revolving Credit Facility. As of June 30, 2018 and March 31, 2018, there were no amounts outstanding under the Revolving Credit Facility.
The Credit Agreement requires quarterly principal payments of 1.25% of the stated principal amount of Term Loan A until maturity, and quarterly principal payments of 0.25% of the stated principal amount of Term Loan B until maturity.
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants include limitations on the following, in each case subject to certain exceptions: (i) indebtedness and liens, (ii) mergers, consolidations or amalgamations, liquidations, wind-ups or dissolutions, and disposition of all or substantially all assets; (iii) dispositions of property; (iv) restricted payments; (v) investments; (vi) transactions with affiliates; (vii) sale and lease back transactions; (viii) change in fiscal periods; (ix) negative pledges; (x) restrictive agreements; (xi) line of business; and (xii) speculative hedging. The events of default include the following, in each case subject to certain exceptions: (a) failure to make required payments under the Secured Credit Facility; (b) material breaches of representations or warranties under the Secured Credit Facility; (c) failure to observe covenants or agreements under the Secured Credit Facility; (d) failure to pay or default under certain other material indebtedness; (e) bankruptcy or insolvency; (f) certain Employee Retirement Income Security Act, or ERISA events; (g) certain material judgments; (h) actual or asserted invalidity of the Guarantee and Collateral Agreements or the other security documents or failure of the guarantees or perfected liens thereunder; and (i) a change of control. In addition, Booz Allen Hamilton is required to meet certain financial covenants at each quarter end, namely Consolidated Net Total Leverage and Consolidated Net Interest Coverage Ratios. As of June 30, 2018 and March 31, 2018, Booz Allen Hamilton was in compliance with all financial covenants associated with its debt and debt-like instruments.
Senior Notes
On April 25, 2017, Booz Allen Hamilton issued $350 million aggregate principal amount of its 5.125% Senior Notes, or the Senior Notes, under an Indenture, dated as of April 25, 2017, among Booz Allen Hamilton, certain subsidiaries of Booz Allen Hamilton, as guarantors, or the Subsidiary Guarantors, and Wilmington Trust, National Association, as trustee, or the Trustee, as supplemented by the First Supplemental Indenture, dated as of April 25, 2017, among Booz Allen Hamilton, the Subsidiary Guarantors and the Trustee. Each of Booz Allen Hamilton's existing and future domestic restricted subsidiaries that guarantee its obligations under the Secured Credit Facility and certain other indebtedness will guarantee the Senior Notes on a senior unsecured basis. Interest is payable semi-annually on May 1 and November 1 of each year, beginning on November 1, 2017, and principal is due at maturity on May 1, 2025. In connection with the Senior Notes, the Company recognized $6.7 million of issuance costs, which were recorded as an offset against the carrying value of debt and will be amortized to interest expense over the term of the Senior Notes. During the first quarter of fiscal 2019, interest payments of $9.0 million were made for the Senior Notes.

Borrowings under the Term Loans and, if used, the Revolving Credit Facility, incur interest at a variable rate. In accordance with Booz Allen Hamilton’s risk management strategy, between April 6, 2017 and May 24, 2017, Booz Allen Hamilton executed a series of interest rate swaps. These instruments hedge the variability of cash outflows for interest payments on the floating portion of the term loan debt. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense (See Note 9 in our condensed consolidated financial statements).
Interest on debt and debt-like instruments consisted of the following:

	Three Months Ended June 30,
	2018	2017
	(In thousands)
Term Loan A Interest Expense	$10,842	$8,777
Term Loan B Interest Expense	3,917	3,273
Interest on Revolving Credit Facility	59	—
Senior Notes Interest Expense	4,484	3,289
Deferred Payment Obligation Interest (1)	2,022	2,011
Amortization of Debt Issuance Cost (DIC) and Original Issue Discount (OID) (2)	1,360	1,289
Interest on Interest Rate Swaps	33	—
Other	357	108
Total Interest Expense	$23,074	$18,747
(1) Interest payments on the deferred payment obligation are made twice a year in January and July.
(2) DIC and OID on the Term Loans and Senior Notes are recorded as a reduction of long-term debt in the condensed consolidated balance sheet and are amortized ratably over the life of the related debt using the effective rate method. DIC on the Revolving Credit Facility is recorded as a long-term asset on the condensed consolidated balance sheet and amortized ratably over the term of the Revolving Credit Facility.

9. DERIVATIVES
The Company utilizes derivative financial instruments to manage interest rate risk related to its variable rate debt. The Company’s objectives in using these interest rate derivatives, which were designated as cash flow hedges, are to manage its exposure to interest rate movements and reduce volatility to interest expense. During the first quarter of fiscal 2018, the Company entered into several forward starting floating-to-fixed interest rate swap agreements with multiple financial institutions with a start date of April 30, 2018. The aggregate notional amount of these interest rate swap agreements was $450 million as of June 30, 2018. The swaps have staggered maturities, ranging from June 30, 2021 to June 30, 2022. These swaps mature within the last tranche of the Company's floating rate debt (June 30, 2023).
The floating-to-fixed interest rate swaps involve the exchange of variable interest amounts from a counterparty for the Company making fixed-rate interest payments over the life of the agreements without exchange of the underlying notional amount and effectively converting a portion of the variable rate debt into fixed interest rate debt.
Derivative instruments are recorded in the condensed consolidated balance sheet on a gross basis at estimated fair value. As of June 30, 2018, $1.8 million and $8.7 million were classified as other current assets and other long-term assets, respectively, on the condensed consolidated balance sheet. As of March 31, 2018, $0.7 million and $7.2 million were classified as other current assets and other long-term assets, respectively, on the condensed consolidated balance sheet.
For interest rate swaps designated as cash flow hedges, the changes in the fair value of derivatives is recorded in Accumulated Other Comprehensive Income, or AOCI, net of taxes, and is subsequently reclassified into interest expense in the period that the hedged forecasted interest payments are made on the Company's variable-rate debt. For the three months ended June 30, 2018, a $1.9 million gain was recognized in AOCI, and $0.03 million was reclassified into interest expense. For the three months ended June 30, 2017, a $0.8 million loss was recognized in AOCI, and there were no amounts reclassified into interest expense. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. As of June 30, 2018, there was no ineffectiveness recognized in earnings.

Over the next 12 months, the Company estimates that $1.8 million will be reclassified as a decrease to interest expense. Cash flows associated with periodic settlements of interest rate swaps will be classified as operating activities in the condensed consolidated statement of cash flows.
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

10. INCOME TAXES
The 2017 Tax Act was enacted on December 22, 2017. The 2017 Tax Act reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. At June 30, 2018, the Company's assessment for the following elements was not complete: (1) the acceleration of depreciation; and (2) the limitation on the deductibility of certain executive compensation. The Company will continue to make and refine the calculations as additional analysis is completed and our estimates may be materially affected by additional clarifications and interpretations of the legislation. Additionally, the tax accounting method change filed in March 2018 associated with unbilled receivables is still under the IRS review and the Company will continue to monitor it in future quarters of fiscal 2019. The Company expects to finalize its assessment of all provisional amounts within the allowed one-year measurement period provided for under SAB 118. The Company made no changes to fiscal 2018 provisional amounts during the three months ended June 30, 2018.
The Company’s effective income tax rates were 24.1% and 33.9% for the three months ended June 30, 2018 and 2017, respectively. The decrease in the effective tax rate as compared to the same period last fiscal year was primarily due to the 2017 Tax Act's reduction of the U.S. federal corporate tax rate. The effective tax rates of 24.1% and 33.9% for the three months ended June 30, 2018 and 2017, respectively, differ from the federal statutory rate of 21.0% and 35%, respectively, primarily because of the inclusion of state income taxes and permanent rate differences, partially offset by discrete tax items.
The Company is currently contesting tax assessments from the District of Columbia Office of Tax and Revenue for fiscal years 2013 through 2015 at various stages of applicable administrative and judicial processes, with a combined amount at issue of approximately $11.5 million, net of associated tax benefits as of June 30, 2018. The Company has taken similar tax positions with respect to subsequent fiscal years, totaling in aggregate $22.3 million. As of June 30, 2018, the Company does not maintain reserves for any uncertain tax positions related to the contested tax benefits, and, given the recoverable nature of the state tax expense, it does not believe the resolution of these matters will have a material adverse effect on its results of operations, cash flows or financial condition.
The Company continues to carry a reserve of $10.2 million for income tax uncertainties created with the business acquisition of eGov Holdings, Inc. (d/b/a Aquilent) in the fourth quarter of fiscal 2017 resulting from uncertainty in the sustainability of the acquiree's prior tax-return positions under examination with the relevant tax authorities.

11. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	June 30, 2018	March 31, 2018
Deferred rent	$76,903	$79,913
Postretirement benefit obligations	133,483	131,526
Other (1)	50,855	48,443
Total other long-term liabilities	$261,241	$259,882

(1) Balances at June 30, 2018 and March 31, 2018 include the Company's long-term disability obligation of $22.8 million for both periods as well as contingent consideration related to the Company's business acquisition of an acquiree in the fourth quarter of fiscal 2017 of $3.3 million and $3.6 million, respectively.

12. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company sponsors the Employees’ Capital Accumulation Plan, or ECAP, which is a qualified defined contribution plan that covers eligible U.S. and international employees. ECAP provides for distributions, subject to certain vesting provisions, to participants by reason of retirement, death, disability, or termination of employment. Effective April 1, 2014, the Company transitioned from a discretionary employer contribution to an annual matching contribution of up to 6% of eligible annual income as determined by the Internal Revenue Code for the ECAP. Total expense recognized under ECAP was $32.6 million and $31.1 million for the three months ended June 30, 2018 and 2017, respectively. The Company-paid contributions were $17.5 million and $15.6 million for the three months ended June 30, 2018 and 2017, respectively.
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
The components of net postretirement medical expense for the Officer Medical Plan were as follows:

	Three Months Ended June 30,
	2018	2017
Service cost	$1,488	$1,116
Interest cost	1,282	1,252
Net actuarial loss	527	568
Total postretirement medical expense	$3,297	$2,936
The service cost component of net periodic benefit cost is included in cost of revenue and general and administrative expenses, and the non-service cost components of net periodic benefit cost (interest cost and net actuarial loss) is included as part of other income (expense), net in the accompanying condensed consolidated statements of operations.
As of June 30, 2018 and March 31, 2018, the unfunded status of the post-retirement medical plan was $128.7 million and $126.9 million, respectively, which is included in other long-term liabilities in the accompanying condensed consolidated balance sheets.
Deferred Compensation Plan
The Company established a non-qualified deferred compensation plan (the "Plan") for certain executives and other highly compensated employees that became effective in the current period. Pursuant to the Plan, participants are eligible to defer up to 100% of their incentive cash compensation on a tax deferred basis in excess of the IRS limits imposed on 401(k) plans. The assets of the plan are held in a consolidated trust and are subject to the claims of the Company's general creditors under federal and state laws in the event of insolvency. Consequently, the trust qualifies as a Rabbi trust for income tax purposes.
As of June 30, 2018, $3.1 million of plan investments and obligations were recorded in other long term assets and in other long term liabilities, respectively, in the condensed consolidated balance sheets, representing the fair value related to the deferred compensation plan. Adjustments to the fair value of the plan investments and obligations are recorded in operating expenses.

13. ACCUMULATED OTHER COMPREHENSIVE LOSS
All amounts recorded in other comprehensive loss are related to the Company's post-retirement plans and interest rate swaps designated as cash flow hedges. The following table shows the changes in accumulated other comprehensive income (loss), net of tax:

	Three Months Ended June 30, 2018
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of period	$(20,955)	$5,849	$(15,106)
Other comprehensive income (loss) before reclassifications (1)	—	1,887	1,887
Amounts reclassified from accumulated other comprehensive loss	407	33	440
Net current-period other comprehensive income (loss)	407	1,920	2,327
End of period	$(20,548)	$7,769	$(12,779)
(1) Changes in other comprehensive income (loss) before reclassification for derivatives designated as cash flow hedges are recorded net of tax expenses of $0.7 million for the three months ended June 30, 2018.

	Three Months Ended June 30, 2017
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of period	$(17,077)	$—	$(17,077)
Other comprehensive income (loss) before reclassifications (2)	—	(510)	(510)
Amounts reclassified from accumulated other comprehensive loss	363	—	363
Net current-period other comprehensive income (loss)	363	(510)	(147)
End of period	$(16,714)	$(510)	$(17,224)
(2) Changes in other comprehensive income (loss) before reclassification for derivatives designated as cash flow hedges are recorded net of tax benefits of $0.3 million for the three months ended June 30, 2017.
The following table presents the reclassifications out of accumulated other comprehensive loss to net income:

	Three Months Ended June 30,
	2018	2017
Amounts reclassified from accumulated other comprehensive loss:
Post-retirement plans (Note 12):
Amortization of net actuarial loss included in net periodic benefit cost	$550	$597
Tax benefit (expense)	(143)	(234)
Net of tax	$407	$363

14. STOCKHOLDERS’ EQUITY
Common Stock
The common stock shares activity consisted of the following:

	Class A Common Stock	Treasury Stock
Balance at March 31, 2017	155,901,485	7,013,777
Issuance of common stock	866,099	—
Stock options exercised	1,261,089	—
Repurchase of common stock (1)	—	7,568,357
Balance at March 31, 2018	158,028,673	14,582,134
Issuance of common stock	320,275	—
Stock options exercised	445,067	—
Repurchase of common stock (2)	—	1,089,945
Balance at June 30, 2018	158,794,015	15,672,079

(1)
During fiscal 2018, the Company purchased 7.2 million shares of the Company’s Class A Common Stock in a series of open market transactions for $257.6 million. Additionally, the Company repurchased shares during fiscal 2018 to cover the minimum statutory withholding taxes on restricted stock awards and restricted stock units that vested on June 30, 2017 and March 31, 2018. The Company also repurchased shares to cover the minimum statutory withholding taxes on restricted stock for departing officers, as they are no longer subject to a substantial risk of forfeiture.

(2)
During fiscal 2019, the Company purchased 1.0 million shares of the Company’s Class A Common Stock in a series of open market transactions for $44.2 million. Additionally, the Company repurchased shares during the first quarter of fiscal 2019 to cover the minimum statutory withholding taxes on restricted stock awards and restricted stock units that vested on June 30, 2018.

For the quarterly offering period that closed on June 30, 2018, 62,212 Class A Common Stock shares were purchased by employees under the Company's Employee Stock Purchase Plan, or ESPP. Since the program's inception, 2,251,499 shares have been purchased by employees.

15. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense recognized in the condensed consolidated statements of operations:

	Three Months Ended June 30,
	2018	2017
Cost of revenue	$1,444	$1,459
General and administrative expenses	4,670	3,790
Total	$6,114	$5,249

The following table summarizes the total stock-based compensation expense recognized in the condensed consolidated statements of operations by the following types of equity awards:

	Three Months Ended June 30,
	2018	2017
Equity Incentive Plan Options	$332	$476
Class A Restricted Common Stock	5,782	4,773
Total	$6,114	$5,249

As of June 30, 2018, there was $36.8 million of total unrecognized compensation cost related to unvested stock-based compensation agreements. The unrecognized compensation cost as of June 30, 2018 is expected to be fully amortized over the next 4.75 years. Absent the effect of accelerating stock compensation cost for any departures of employees who may continue to vest in their equity awards, the following table summarizes the unrecognized compensation cost and the weighted-average period the cost is expected to be amortized.

	June 30, 2018
	Unrecognized Compensation Cost	Weighted Average Remaining Period to be Recognized (in years)
Equity Incentive Plan Options	$3,565	4.00
Class A Restricted Common Stock	33,197	2.36
Total	$36,762
Equity Incentive Plan
On May 23, 2018, 203,040 options were granted under the Amended and Restated Equity Incentive Plan, or EIP.  The estimated fair value of the per-option grant was $9.36, resulting in a total fair value of $1.9 million.
As of June 30, 2018, there were 2,525,328 EIP options outstanding, of which 719,308 were unvested.
Grants of Restricted Stock Units and Class A Restricted Common Stock
On May 23, 2018, the Board of Directors granted 346,695 restricted stock units to certain newly hired individuals and current executives of the Company.  The aggregate value of this award was estimated at $14.3 million based on the stock price of $41.28 on the grant date.
On May 24, 2018, the Board of Directors granted 195,064 restricted stock units to current executives of the Company. The aggregate value of this award was estimated at $8.1 million based on the stock price of $41.65 on the grant date.
As permitted under the terms of the EIP, the Compensation Committee, as Administrator of the EIP, authorized the withholding of taxes not to exceed the minimum statutory withholding amount, through the surrender of restricted stock units upon the vesting of restricted stock units and the surrender of shares of Class A Common Stock issuable upon the vesting of restricted stock. The participants surrendered 76,946 shares of Class A Common Stock issuable upon the vesting of restricted stock and recorded them as treasury shares at a cost of $3.4 million during the three months ended June 30, 2018.

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

A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The financial instruments measured at fair value in the accompanying condensed consolidated balance sheets consist of the following:

	Recurring Fair Value Measurements as of June 30, 2018
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and cash equivalents	$29,907	$—	$—	$29,907
Money market funds (1)	80,950	38,865	—	119,815
Total cash and cash equivalents	$110,857	$38,865	$—	$149,722
Other Assets:
Current derivative instruments (3)	$—	$1,802	$—	$1,802
Long term derivative instruments (3)	—	8,724	—	8,724
Long term deferred compensation costs (4)	3,124	—	—	3,124
Total Other Assets	$3,124	$10,526	$—	$13,650
Liabilities:
Contingent consideration liability (2)	$—	$—	$3,341	3,341
Long term deferred compensation costs (4)	3,124	—	—	3,124
Total Liabilities	$3,124	$—	$3,341	$6,465

	Recurring Fair Value Measurements as of March 31, 2018
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash and cash equivalents	$51,870	$—	$—	$51,870
Money market funds (1)	207,618	27,470	—	235,088
Total cash and cash equivalents	$259,488	$27,470	$—	$286,958
Other Assets:
Current derivative instruments (3)	$—	$700	$—	$700
Long term derivative instruments (3)	—	7,225	—	7,225
Total Other Assets	$—	$7,925	$—	$7,925
Liabilities:
Contingent consideration liability (2)	$—	$—	$3,576	$3,576
Total Liabilities	$—	$—	$3,576	$3,576
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
(2) The Company recognized a contingent consideration liability of $3.6 million in connection with its acquisition of Aquilent in fiscal 2017. As of June 30, 2018 and March 31, 2018, the estimated fair value of the contingent consideration liability was $3.3 million and $3.6 million, respectively, and was valued using probability-weighted cash flows, which is based on the use of Level 3 fair value measurement inputs. The liability is recorded in other long-term liabilities in the condensed consolidated balance sheet.
(3) The Company’s interest rate swaps are considered over-the-counter derivatives and fair value is estimated based on the present value of future cash flows using a model-derived valuation that uses Level 2 observable inputs such as interest rate yield curves. See Note 9 for further discussion on the Company’s derivative instruments designated as cash flow hedges.

(4) Investments in this category consist primarily of mutual funds whose fair values are determined by reference to the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. These assets represent investments held in a consolidated trust to fund the Company's non-qualified deferred compensation plan and are recorded in other long-term assets and other long-term liabilities on our condensed consolidated balance sheets.
The fair value of the Company's debt instruments approximated its carrying value at June 30, 2018 and March 31, 2018. The fair value of debt is determined using quoted prices or other market information obtained from recent trading activity of each debt tranche in markets that are not active (Level 2 inputs). The fair value is corroborated by prices derived from the interest rate spreads of recently completed leveraged loan transactions of a similar credit profile, industry, and terms to that of the Company. The fair value of the Senior Notes is determined using quoted prices or other market information obtained from recent trading activity in the high-yield bond market (Level 2 inputs).
17. RELATED-PARTY TRANSACTIONS
In March 2017, the Company supported the formation of the Booz Allen Foundation, a nonprofit corporation organized and operated exclusively for charitable, scientific and educational purposes within the meaning of Section 501(c)(3) of the Code. The Company is the sole member of the foundation, which gives it the authority to appoint two of five of the Booz Allen Foundation's directors and consent rights regarding certain extraordinary corporate actions approved by the Company's Board of Directors. The Company has made a binding and irrevocable pledge of $5.0 million to the Booz Allen Foundation and recorded the pledge obligation in other current liabilities on the consolidated balance sheet of the Company in March 2017. As of June 30, 2018, $1.7 million of the pledge has been paid to the Booz Allen Foundation and is classified as operating activities in the condensed consolidated statement of cash flows.

18. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Third-Party Guarantees
As of June 30, 2018 and March 31, 2018, the Company was contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that totaled $7.4 million and $6.3 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At June 30, 2018 and March 31, 2018, approximately $1.0 million and $1.4 million, respectively, of these instruments reduced the available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $15.0 million facility established in fiscal 2015 of which $8.5 million and $10.1 million were available to the Company at June 30, 2018 and March 31, 2018, respectively.
Government Contracting Matters
For both three months ended June 30, 2018 and 2017, approximately 97% of the Company's revenue was generated from contracts where the end user was an agency or department of the U.S. government, including contracts where the Company performed either as a prime contractor or subcontractor, and regardless of the geographic location in which the work was performed. U.S. government contracts and subcontracts are subject to extensive legal and regulatory requirements. From time to time and in the ordinary course of business, agencies of the U.S. government audit our contract costs and conduct inquiries and investigations of our business practices with respect to government contracts to determine whether the Company’s operations are conducted in accordance with these requirements and the terms of the relevant contracts. U.S. government agencies, including the Defense Contract Audit Agency, routinely audit our contract costs, including allocated indirect costs for compliance with the Cost Accounting Standards and the Federal Acquisition Regulation. These agencies also conduct reviews and investigations and make inquiries regarding our accounting and other systems in connection with our performance and business practices with respect to our government contracts and subcontracts. U.S. government audits, inquiries, or investigations of the Company, whether related to the Company's U.S. government contracts or subcontracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including withholding of payments, suspension of payments, repayments, fines, or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting. Management believes it has recorded the appropriate provision for any audit, inquiry, or investigation of which it is aware. Management believes it has recorded the appropriate provision for the estimated losses that may be experienced from any such reductions and/or penalties. As of June 30, 2018 and March 31, 2018, the Company had recorded liabilities of approximately $173.3 million and $168.6 million, respectively, for its current best estimate of amounts to be refunded to customers for potential adjustments from audits or reviews of contract costs incurred subsequent to fiscal year 2011, and for contracts not yet closed that are impacted by settlement of audits or reviews of contract costs incurred in prior fiscal years.

Litigation
The Company is involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, management does not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on the Company’s financial condition and results of operations. As of June 30, 2018 and March 31, 2018, there were no material amounts accrued in the condensed consolidated financial statements related to these proceedings.
Six former officers and stockholders who had departed the Company prior to the acquisition of the Company by the Carlyle Group (the "Carlyle Acquisition") have filed a total of nine suits in various jurisdictions, with original filing dates ranging from July 3, 2008 through December 15, 2009, against us and certain of our current and former directors and officers. Three of these suits were amended on July 2, 2010 and then further amended into one consolidated complaint on September 7, 2010. Another two of the original nine suits were consolidated into one complaint on September 24, 2014. Each of the suits arises out of the Carlyle Acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the Carlyle Acquisition. Some of the suits also allege that the acquisition price paid to stockholders was insufficient. The various suits assert claims for breach of contract, tortious interference with contract, breach of fiduciary duty, civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations, violations of the ERISA, and/or securities and common law fraud. Three of these suits have been dismissed with all appeals exhausted. The two suits that were consolidated into one action on September 24, 2014 were settled on April 16, 2015. One of the remaining suits has been dismissed by the United States District Court for the Southern District of California and such dismissal was upheld by the United States Court of Appeals for the Ninth Circuit. The plaintiff in this suit subsequently filed a Petition for Writ of Certiorari to the United States Supreme Court, which was denied by the United States Supreme Court on January 9, 2017. The other three remaining suits that were previously consolidated on September 7, 2010 have been dismissed by the United States District Court for the Southern District of New York and were on appeal before the United States Court of Appeals for the Second Circuit. On July 13, 2017, the United States Court of Appeals for the Second Circuit affirmed the ruling of the United States District Court for the Southern District of New York, except for one plaintiff’s securities fraud claim, which was remanded to the United States District Court for the Southern District of New York to give the plaintiff, Paul Kocourek, leave to file another amended complaint to attempt to plead a securities fraud claim. On April 6, 2018, the plaintiff filed an amended complaint in which Mr. Kocourek, individually, as Trustee of the Paul Kocourek Trust and on behalf of a putative class, alleges that the Company and certain former officers and directors violated Sections 10(b), 20(a) and 14(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). On April 25, 2018, the court entered an order postponing the deadline within which the defendants must answer or move to dismiss the amended complaint. A lead plaintiff has not been appointed. The defendants’ motion to dismiss the amended complaint is due August 2, 2018.
As of June 30, 2018, the aggregate alleged damages that will be sought in the remaining suit is unknown. As of June 30, 2018, although the outcome of any of these cases is inherently uncertain and may be materially adverse, based on current information, management does not expect them to have a material adverse effect on our financial condition and results of operations.
On June 7, 2017, Booz Allen Hamilton was informed that the U.S. Department of Justice (DOJ) is conducting a civil and criminal investigation of the Company. In connection with the investigation, the DOJ has requested information from the Company relating to certain elements of the Company’s cost accounting and indirect cost charging practices with the U.S. government. Since learning of the investigation, the Company has engaged a law firm experienced in these matters to represent the Company in connection with this matter and respond to the government's requests. As is commonly the case with this type of matter, the Company has also been in contact with other regulatory agencies and bodies, including the Securities and Exchange Commission, which notified the Company that it is conducting an investigation that the Company believes relates to the matters that are also the subject of the DOJ's investigation. The Company may receive additional regulatory or governmental inquiries related to the matters that are the subject of the DOJ's investigation. In accordance with the Company's practice, the Company is cooperating with all relevant government parties. The total cost associated with these matters will depend on many factors, including the duration of these matters and any related findings. At this stage, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with these matters.
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

19. SUBSEQUENT EVENTS

On July 23, 2018, Booz Allen Hamilton entered into the Sixth Amendment (the "Sixth Amendment") to the Credit Agreement which refinanced the Tranche A Term Loan Facility and Revolving Credit Facilities. Pursuant to the Sixth Amendment, Booz Allen Hamilton reduced the interest rate spread applicable to the Tranche A Term Loan Facility and the Revolving Facility from 1.75% to 1.50% if the Company's Consolidated Net Total Leverage Ratio is less than 3:00 to 1:00 and greater than or equal to 2:00 to 1:00 and extended the maturity date applicable to the Tranche A Term Loan Facility and the Revolving Facility until the fifth anniversary of the Sixth Amendment. Additionally, the Sixth Amendment provides for a new delayed draw on the Tranche A Term Loan facility in the amount of up to $400 million for further investment in our business and returning value to shareholders. The interest rate applicable to the Tranche B Term Loan Facility remained unchanged.

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
The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources, and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 filed with the Securities and Exchange Commission on May 29, 2018, or Annual Report, and under Part II, “Item 1A. Risk Factors,” and “— Special Note Regarding Forward Looking Statements” of this Quarterly Report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
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

Through our dedication to our clients' missions, and a commitment to evolving our business to address clients' needs, we have long-standing relationships with our clients, some more than 75 years. We support critical missions for a diverse base of federal government clients, including nearly all of the U.S. government's cabinet-level departments, as well as increasingly for top-tier commercial and international clients. We support our federal government clients by helping them tackle their most complex and pressing challenges such as protecting soldiers in combat and supporting their families, advancing cyber capabilities, keeping our national infrastructure secure, enabling and enhancing digital services, transforming the healthcare system, and improving government efficiency to achieve better outcomes. We serve commercial clients across industries including financial services, health and life sciences, energy, and transportation to solve the hardest and most consequential challenges, including through our cybersecurity products and services. Our international clients are primarily in the Middle East, and we have a growing presence in Southeast Asia.

Financial and Other Highlights
Effective April 1, 2018, the Company adopted Accounting Standard Codification (ASC) No. 606, Revenue from Contracts with Customers (Topic 606), and Accounting Standard Updates (ASU) 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, using the full retrospective method. All amounts, percentages and disclosures set forth in this Form 10-Q reflect these changes. See Note 2 to our accompanying condensed consolidated financial statements for more information on the impact of the adoption of these accounting standards on revenue and operating income.
During the first quarter of fiscal 2019, the Company generated year over year revenue growth, delivered improved earnings over the prior year period, increased client staff headcount, and achieved record first quarter funded and total backlog.
Revenue increased 8.1% from the three months ended June 30, 2017 to the three months ended June 30, 2018 primarily driven by continued strength in client demand, which led to increased client staff headcount and direct client staff labor over the prior year period, as well as improved contract performance.
Operating income increased 27.6% to $161.6 million in the three months ended June 30, 2018 from $126.7 million in the three months ended June 30, 2017, while operating margin increased to 9.8% from 8.3% in the comparable period. The increase in operating income was primarily driven by the same factors driving revenue as well as strong operating performance in the current quarter compared to the prior year quarter. The Company also incurred incremental legal costs during the three months ended June 30, 2018 in response to the U.S. Department of Justice investigation and matters which purport to relate to the investigation, a portion of which was offset by the receipt of insurance reimbursements. We expect to incur additional costs in the future. Based on the information currently available, the Company is not able to reasonably estimate the expected long-term incremental legal costs or amounts that may be reimbursed associated with this investigation and these related matters.

Non-GAAP Measures
We publicly disclose certain non-GAAP financial measurements, including Revenue, Excluding Billable Expenses, Adjusted Operating Income, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses, Adjusted Net Income, and Adjusted Diluted Earnings Per Share, or Adjusted Diluted EPS, because management uses these measures for business planning purposes, including to manage our business against internal projected results of operations and measure our performance. We view Adjusted Operating Income, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses, Adjusted Net Income, and Adjusted Diluted EPS as measures of our core operating business, which exclude the impact of the items detailed below, as these items are generally not operational in nature. These non-GAAP measures also provide another basis for comparing period to period results by excluding potential differences caused by non-operational and unusual or non-recurring items. In addition, we use Revenue, Excluding Billable Expenses because it provides management useful information about the Company's operating performance by excluding the impact of costs that are not indicative of the level of productivity of our consulting staff headcount and our overall direct labor, which management believes provides useful information to our investors about our core operations. We also utilize and discuss Free Cash Flow, because management uses this measure for business planning purposes, measuring the cash generating ability of the operating business, and measuring liquidity generally. We present these supplemental measures because we believe that these measures provide investors and securities analysts with important supplemental information with which to evaluate our performance, long term earnings potential, or liquidity, as applicable, and to enable them to assess our performance on the same basis as management. These supplemental performance measurements may vary from and may not be comparable to similarly titled measures by other companies in our industry. Revenue, Excluding Billable Expenses, Adjusted Operating Income, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses, Adjusted Net Income, Adjusted Diluted EPS, and Free Cash Flow are not recognized measurements under accounting principles generally accepted in the United States, or GAAP, and when analyzing our performance or liquidity, as applicable, investors should (i) evaluate each adjustment in our reconciliation of revenue to Revenue, Excluding Billable Expenses, operating income to Adjusted Operating Income, net income to Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses, Adjusted Net Income and Adjusted Diluted EPS, and net cash provided by operating activities to Free Cash Flow, (ii) use Revenue, Excluding Billable Expenses, Adjusted Operating Income, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses, Adjusted Net Income, and Adjusted Diluted EPS in addition to, and not as an alternative to, revenue, operating income, net income or diluted EPS, as measures of operating results, each as defined under GAAP and (iii) use Free Cash Flow in addition to, and not as an alternative to, net cash provided by operating activities as a measure of liquidity, each as defined under GAAP. We have defined the aforementioned non-GAAP measures as follows:

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

•
"Adjusted Net Income" represents net income before: (i) adjustments related to the amortization of intangible assets resulting from the Carlyle Acquisition, (ii) transaction costs, fees, losses, and expenses, including fees associated with debt prepayments, (iii) amortization or write-off of debt issuance costs and write-off of original issue discount, (iv) release of income tax reserves, and (v) re-measurement of deferred tax assets and liabilities as a result of the Tax Cuts and Jobs Act (the "2017 Tax Act") in each case net of the tax effect where appropriate calculated using an assumed effective tax rate. We prepare Adjusted Net Income to eliminate the impact of items, net of tax, we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature. We view net income excluding the impact of the re-measurement of the Company's deferred tax assets and liabilities as a result of the 2017 Tax Act as an important indicator of performance consistent with the manner in which management measures and forecasts the Company's performance and the way in which management is incentivized to perform.

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

Below is a reconciliation of Revenue, Excluding Billable Expenses, Adjusted Operating Income, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses, Adjusted Net Income, Adjusted Diluted EPS, and Free Cash Flow to the most directly comparable financial measure calculated and presented in accordance with GAAP.

	Three Months Ended June 30,
(In thousands, except share and per share data)	2018	2017
	(Unaudited)
Revenue, Excluding Billable Expenses
Revenue	$1,646,848	$1,523,010
Billable expenses	477,435	451,664
Revenue, Excluding Billable Expenses	$1,169,413	$1,071,346
Adjusted Operating Income
Operating Income & Adjusted Operating Income	$161,612	$126,665
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue & Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses
Net income	$104,204	$70,612
Income tax expense	33,163	36,165
Interest and other, net (a)	24,245	19,888
Depreciation and amortization	16,153	15,449
EBITDA & Adjusted EBITDA	$177,765	$142,114
Adjusted EBITDA Margin on Revenue	10.8%	9.3%
Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses	15.2%	13.3%
Adjusted Net Income
Net income	$104,204	$70,612
Amortization or write-off of debt issuance costs and write-off of original issue discount	663	658
Adjustments for tax effect (b)	(172)	(263)
Adjusted Net Income	$104,695	$71,007
Adjusted Diluted Earnings Per Share
Weighted-average number of diluted shares outstanding	144,693,573	149,868,273
Adjusted Net Income Per Diluted Share (c)	$0.72	$0.47
Free Cash Flow
Net cash provided by operating activities	$(27,037)	$3,995
Less: Purchases of property and equipment	(20,465)	(11,536)
Free Cash Flow	$(47,502)	$(7,541)

(a)	Reflects the combination of Interest expense and Other income (expense), net from the condensed consolidated statement of operations.

(b)
The first quarter of fiscal 2018 reflects the tax effect of adjustments at an assumed effective tax rate of 40%. For fiscal 2019, with the enactment of the 2017 Tax Act, adjustments are reflected using an assumed effective tax rate of 26%, which approximates a blended federal and state tax rate for fiscal 2019, and consistently excludes the impact of other tax credits and incentive benefits realized.

(c)
Excludes an adjustment of approximately $0.6 million and $0.5 million of net earnings for the three months ended June 30, 2018 and 2017, respectively, associated with the application of the two-class method for computing diluted earnings per share.

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

Sources of Revenue
Substantially all of our revenue is derived from services provided under contracts and task orders with the U.S. government, primarily by our consulting staff and, to a lesser extent, our subcontractors. Funding for our contracts and task orders is generally linked to trends in budgets and spending across various U.S. government agencies and departments. We provide services under a large portfolio of contracts and contract vehicles to a broad client base, and we believe that our diversified contract and client base lessens potential volatility in our business; however, a reduction in the amount of services that we are contracted to provide to the U.S. government or any of our significant U.S. government clients could have a material adverse effect on our business and results of operations. In particular, the Department of Defense is one of our significant clients, and the Budget Control Act (BCA) of 2011 (as amended by the American Taxpayer Relief Act of 2012, the Bipartisan Budget Act of 2013, the Bipartisan Budget Act of 2015, and the Bipartisan Budget Act of 2018), provides for automatic spending cuts (referred to as sequestration) totaling approximately $1.2 trillion between 2013 and 2021, including an estimated $500 billion in federal defense spending cuts over this time period. The Bipartisan Budget Act of 2018 raised BCA spending caps on defense spending by $80 billion for government fiscal 2018, and $85 billion for government fiscal 2019. For non-defense funding, the Bipartisan Budget Act of 2018 raised BCA spending caps by $63 billion for fiscal 2018 and $67 billion for government fiscal 2019. While the American Taxpayer Relief Act of 2012, the Bipartisan Budget Act of 2013, the Bipartisan Budget Act of 2015, and the Bipartisan Budget Act of 2018 all negated and raised budget limits put in place by the BCA for both defense and non-defense spending, those spending limits are due to return in fiscal 2020, and absent another budget deal, could result in significant cuts to the budget levels allowed by the Bipartisan Budget Act of 2018. This could result in a commensurate reduction in the amount of services that we are contracted to provide to the Department of Defense and could have a material adverse effect on our business and results of operations, and, given the uncertainty of when and how these automatic reductions required by the BCA may return and/or be applied, we are unable to predict the nature or magnitude of the potential adverse effect.
Contract Types
We generate revenue under the following three basic types of contracts:

•
Cost-Reimbursable Contracts. Cost-reimbursable contracts provide for the payment of allowable costs incurred during performance of the contract, up to a ceiling based on the amount that has been funded, plus a fixed fee or award fee. As we increase or decrease our spending on allowable costs, our revenue generated on cost-reimbursable contracts will increase, up to the ceiling and funded amounts, or decrease, respectively. We generate revenue under two general types of cost-reimbursable contracts: cost-plus-fixed-fee and cost-plus-award-fee, both of which reimburse allowable costs and provide for a fee. The fee under each type of cost-reimbursable contract is generally payable upon completion of services in accordance with the terms of the contract. Cost-plus-fixed-fee contracts offer no opportunity for payment beyond the fixed fee. Cost-plus-award-fee contracts also provide for an award fee that varies within specified limits based upon the client's assessment of our performance against a predetermined set of criteria, such as targets for factors like cost, quality, schedule, and performance.

•
Time-and-Materials Contracts. Under contracts in this category, we are paid a fixed hourly rate for each direct labor hour expended, and we are reimbursed for billable material costs and billable out-of-pocket expenses inclusive of allocable indirect costs. We assume the financial risk on time-and-materials contracts because our costs of performance may exceed negotiated hourly rates. To the extent our actual direct labor, including allocated indirect costs, and associated billable expenses decrease or increase in relation to the fixed hourly billing rates provided in the contract, we will generate more or less profit, respectively, or could incur a loss.

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
The table below presents the percentage of total revenue for each type of contract:

	Three Months Ended June 30,
	2018	2017
Cost-reimbursable	52%	51%
Time-and-materials	25%	25%
Fixed-price	23%	24%

Note: Upon the adoption of Topic 606 in the current period, the contract type descriptions noted above have been aligned to the Revenue by Contract Type descriptions found in Note 3 to our accompanying condensed consolidated financial statements.
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

Our People
Revenue from our contracts is derived from services delivered by consulting staff and, to a lesser extent, from our subcontractors. Our ability to hire, retain, and deploy talent with skills appropriately aligned with client needs is critical to our ability to grow our revenue. We continuously evaluate whether our talent base is properly sized and appropriately compensated, and contains an optimal mix of skills to be cost competitive and meet the rapidly evolving needs of our clients. We seek to achieve that result through recruitment and management of capacity and compensation. As of June 30, 2018 and 2017, we employed approximately 24,600 and 23,400 people, respectively, of which approximately 22,100 and 21,100, respectively, were consulting staff.
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

•
Priced Options. Priced contract options represent 100% of the revenue value of all future contract option periods under existing contracts that may be exercised at our clients' option and for which funding has not been appropriated or otherwise authorized.

Backlog does not include any task orders under IDIQ contracts, except to the extent that task orders have been awarded to us under those contracts.
The following table summarizes the value of our contract backlog at the respective dates presented:

	As of June 30,
	2018	2017
	(In millions)
Backlog:
Funded	$2,810	$2,517
Unfunded	4,140	3,243
Priced options	10,132	8,309
Total backlog	$17,082	$14,069
Our total backlog consists of remaining performance obligations and unexercised option periods and other unexercised optional orders. As of June 30, 2018, the Company had $6.0 billion of remaining performance obligations and we expect to recognize more than half of the remaining performance obligations as revenue over the next 12 months, and approximately three quarters over the next 24 months. The remainder is expected to be recognized thereafter. However, given the uncertainties discussed below, as well as the risks described in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all.
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
We view growth in total backlog and consulting staff headcount as the two key measures of our potential business growth. Growing and deploying consulting staff is the primary means by which we are able to achieve profitable revenue growth. To the extent that we are able to hire additional consulting staff and deploy them against funded backlog, we generally recognize increased revenue. Total backlog increased by 21.4% from June 30, 2017 to June 30, 2018. Additions to funded backlog during the twelve months ended June 30, 2018 totaled $6.3 billion in comparison to $5.7 billion for the comparable period, as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options. We report internally on our backlog on a monthly basis and review backlog upon occurrence of certain events to determine if any adjustments are necessary.

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
In addition, funded backlog includes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the funded backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a pre-determined expiration date such as the end of the U.S. government's fiscal year. The revenue value of orders included in funded backlog that has not been recognized as revenue due to period of performance expirations has not exceeded approximately 7.9% of funded backlog as of the end of any of the four fiscal quarters preceding the fiscal quarter ended June 30, 2018.
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

Critical Accounting Estimates and Policies
Our critical accounting estimates and policies are disclosed in the Critical Accounting Estimates and Policies section in Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended March 31, 2018. Effective April 1, 2018, we adopted Topic 606 and ASU 2017-07 using the full retrospective method. All amounts and disclosures set forth in this Form 10-Q reflect these changes. Refer to Note 2 and Note 3 to our accompanying condensed consolidated financial statements for information related to our adoption of new accounting standards and for additional information related to revenue recognition. There were no other material changes to our critical accounting policies, estimates or judgments, other than our revenue recognition policy, that occurred in the quarterly period covered by this report.
Recent Accounting Pronouncements
See Note 2 to our accompanying condensed consolidated financial statements for information related to our adoption of new accounting standards and for information on our anticipated adoption of recently issued accounting standards.
Results of Operations
The following table sets forth items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,		Percent
	2018	2017	Change
	(Unaudited)	(Unaudited)
	(In thousands)
Revenue	$1,646,848	$1,523,010	8.1%
Operating costs and expenses:
Cost of revenue	785,812	735,793	6.8%
Billable expenses	477,435	451,664	5.7%
General and administrative expenses	205,836	193,439	6.4%
Depreciation and amortization	16,153	15,449	4.6%
Total operating costs and expenses	1,485,236	1,396,345	6.4%
Operating income	161,612	126,665	27.6%
Interest expense	(23,074)	(18,747)	23.1%
Other income (expense), net	(1,171)	(1,141)	2.6%
Income before income taxes	137,367	106,777	28.6%
Income tax expense	33,163	36,165	(8.3)%
Net income	$104,204	$70,612	47.6%

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Revenue
Revenue increased to $1,646.8 million from $1,523.0 million, or an 8.1% increase, primarily due to increased client demand which led to increased client staff headcount, and an increase in client staff labor as well as improved contract performance. Total headcount as of June 30, 2018 increased approximately 1,100 compared to June 30, 2017.
Cost of Revenue
Cost of revenue increased to $785.8 million from $735.8 million, or a 6.8% increase. The increase was primarily due to increases in salaries and salary-related benefits of $40.8 million driven by increased headcount and annual base salary increases. Cost of revenue as a percentage of revenue was 47.7% and 48.3% for the three months ended June 30, 2018 and 2017, respectively.
Billable Expenses
Billable expenses increased to $477.4 million from $451.7 million, or a 5.7% increase, primarily attributable to an increase in the use of subcontractors in the current year driven by client demand, as well as an increase in contracts which require the Company to travel and incur direct expenses on behalf of clients over the prior year period. Billable expenses as a percentage of revenue were 29.0% and 29.7% for the three months ended June 30, 2018 and 2017, respectively.

General and Administrative Expenses
General and administrative expenses increased to $205.8 million from $193.4 million, or a 6.4% increase, primarily due to increases in salaries and salary-related benefits of $7.5 million, driven by an increase in headcount growth as well as annual base salary increases, and an increase in professional fees of $4.0 million, partially offset by a decrease in other business expenses of $5.8 million. General and administrative expenses as a percentage of revenue were 12.5% and 12.7% for the three months ended June 30, 2018 and 2017, respectively.
Depreciation and Amortization
Depreciation and amortization increased to $16.2 million from $15.4 million, or a 4.6% increase, primarily due to increases in depreciation expense resulting from the effects of higher capital expenditures in fiscal 2018.
Interest Expense
Interest expense increased to $23.1 million from $18.7 million, or a 23.1% increase, primarily as a result of increases in interest expense related to our term loans, and the Senior Notes (as defined below).
Income Tax Expense
Income tax expense decreased to $33.2 million from $36.2 million, or a 8.3% decrease. The effective tax rate decreased to 24.1% from 33.9% primarily due to the 2017 Tax Act's reduction of the U.S. federal corporate tax rate.

Liquidity and Indebtedness
The following table presents selected financial information as of June 30, 2018 and March 31, 2018 and for the first three months of fiscal 2019 and 2018:

	June 30, 2018	March 31, 2018
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$149,723	$286,958
Total debt	1,803,853	1,818,579

	Three Months Ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)
	(In thousands)
Net cash (used in) provided by operating activities	$(27,037)	$3,995
Net cash used in investing activities	(20,485)	(11,740)
Net cash (used in) provided by financing activities	(89,713)	127,815
Total (decrease) increase in cash and cash equivalents	$(137,235)	$120,070
From time to time, we evaluate alternative uses for excess cash resources once our operating cash flow and required debt servicing needs have been met. Some of the possible uses of our remaining excess cash at any point in time may include funding strategic acquisitions, further investment in our business and returning value to shareholders through share repurchases, quarterly dividends, and special dividends. While the timing and financial magnitude of these possible actions are currently indeterminable, the Company expects to be able to manage and adjust its capital structure in the future to meet its liquidity needs.
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
Accounts receivable is the principal component of our working capital and is generally driven by revenue growth with other short-term fluctuations related to the payment practices of our clients. Our accounts receivable reflects amounts billed to our clients as of each balance sheet date. Our U.S government customers generally pay our invoices within 30 days of the invoice date, while we experience a longer billing and collection cycle with our global commercial customers. At any month-end, we also include in accounts receivable the revenue that was recognized in the preceding month, which is generally billed early in the following month. Finally, we include in accounts receivable amounts related to revenue accrued in excess of amounts billed, primarily on our fixed-price and cost-reimbursable-plus-award-fee contracts. The total amount of our accounts receivable can vary significantly over time, but is generally sensitive to revenue levels and customer mix. Total accounts receivable (billed and unbilled combined, net of allowance for doubtful accounts) days sales outstanding, or DSO, which we calculate by dividing total accounts receivable by revenue per day during the relevant fiscal quarter, was 74 as of June 30, 2018 and 66 as of March 31, 2018. DSO increased primarily due to delays in the billing and collection of our revenue growth, which includes administrative delays in client payment processing.
Operating Cash Flow
Net cash provided by operations is primarily affected by the overall profitability of our contracts, our ability to invoice and collect cash from clients in a timely manner, our ability to manage our vendor payments and the timing of cash paid for income taxes. Continued uncertainty in global economic conditions may also affect our business as customers and suppliers may decide to downsize, defer, or cancel contracts, which could negatively affect the operating cash flows. Net cash used in operations was $27.0 million in the three months ended June 30, 2018 compared to cash provided by operations of $4.0 million in the prior year period. The decrease in operating cash flows was primarily due to the factors driving the increase in DSO and a decrease in accounts payable associated with the timing of vendor payments.
Investing Cash Flow
Net cash used in investing activities was $20.5 million in the three months ended June 30, 2018 compared to $11.7 million in the prior year period, or a 74.5% increase. The increase in net cash used in investing activities was due to an increase in capital expenditures over the prior year period primarily related to software purchased and developed for clients and for operating performance.
Financing Cash Flow
Net cash used in financing activities was $89.7 million in the three months ended June 30, 2018 compared to $127.8 million of net cash provided by financing activities in the prior year period. The decrease in net cash provided by financing activities was primarily due to net proceeds of $343.3 million received in fiscal 2018 from the issuance of the Senior Notes, partially offset by $130.0 million in net borrowings on the Revolving Credit Facility.

Dividends and Share Repurchases
On July 30, 2018, the Company announced a regular quarterly cash dividend in the amount of $0.19 per share. The quarterly dividend is payable on August 31, 2018 to stockholders of record on August 14, 2018.
The following table summarizes the cash distributions recognized in the condensed consolidated statement of cash flows:

	Three Months Ended June 30,
	2018	2017
Quarterly dividends (1)	$27,442	$25,412
Dividend equivalents (2)	267	890
Total distributions	$27,709	$26,302
(1) Amounts represent quarterly dividends of $0.19 per share and $0.17 per share that were declared and paid during fiscal 2019 and fiscal 2018, respectively.
(2) Dividend equivalents are distributions made to option holders equal to the previously declared special dividends.
On December 12, 2011, the Board of Directors authorized the repurchase of up to $30.0 million of shares. On January 27, 2015, the share repurchase authorization was increased to $180.0 million. On January 25, 2017, the Board of Directors approved an increase to share repurchase authorization from $180.0 million to $410.0 million. On November 2, 2017, the Board of Directors approved an increase to our share repurchase authorization from $410.0 million to up to $610.0 million. On May 24, 2018, the Board of Directors approved an increase to our share repurchase authorization from $610.0 million to up to $910.0 million. The Company may repurchase shares pursuant to the program by means of open market repurchases, directly negotiated repurchases or through agents acting pursuant to negotiated repurchase agreements. During the first quarter of fiscal 2019, the Company purchased 1.0 million shares of the Company's Class A Common Stock for an aggregate of $44.2 million. Following the aforementioned repurchases, as of June 30, 2018, the Company had $453.7 million remaining under the repurchase program.
Any determination to pursue one or more of the above alternative uses for excess cash is subject to the discretion of our Board of Directors, and will depend upon various factors, including our results of operations, financial condition, liquidity requirements, restrictions that may be imposed by applicable law, our contracts, and our Credit Agreement and other factors deemed relevant by our Board of Directors.
Indebtedness
On March 7, 2018, Booz Allen Hamilton Inc. ("Booz Allen Hamilton") and Booz Allen Hamilton Investor, and certain wholly-owned subsidiaries of Booz Allen Hamilton, entered into the Fifth Amendment (the "Fifth Amendment") to the Credit Agreement (as amended, the "Credit Agreement"), dated as of July 31, 2012 among Booz Allen Hamilton, Booz Allen Hamilton Investor, certain wholly owned subsidiaries of Booz Allen Hamilton and Bank of America, N.A., as Administrative Agent, Collateral Agent, Exchanging Lender and New Refinancing Tranche B Term Lender, and the other lenders and financial institutions from time to time party thereto (as previously amended by the First Amendment to Credit Agreement, dated as of August 16, 2013, the Second Amendment to Credit Agreement, dated as of May 7, 2014, the Third Amendment to the Credit Agreement, dated as of July 13, 2016, and the Fourth Amendment to the Credit Agreement, dated as of February 6, 2017). Pursuant to the Fifth Amendment, Booz Allen Hamilton reduced the interest rate spread applicable to Term Loan B ("Term Loan B" and, together with Term Loan A, the "Term Loans") from 2.25% to 2.00%. The interest rate applicable to the Term Loan A ("Term Loan A") is unchanged.
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

As of June 30, 2018, the Credit Agreement provided Booz Allen Hamilton with a $1,079.5 million Term Loan A ("Term Loan A"), a $394.0 million Term Loan B, and a $500.0 million Revolving Credit Facility (the "Revolving Credit Facility"), with a sub-limit for letters of credit of $100.0 million. As of June 30, 2018, the maturity date of Term Loan A and the termination date for the Revolving Credit Facility was June 30, 2021 and the maturity date of Term Loan B was June 30, 2023. Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement are secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement and related documentation. Subject to specified conditions, without the consent of the then-existing lenders (but subject to the receipt of commitments), the Term Loans or Revolving Credit Facility may be expanded (or a new term loan facility or revolving credit facility added to the existing facilities) by up to (i) $400 million plus (ii) the aggregate principal amount under which pro forma consolidated net secured leverage remains less than or equal to 3.50:1.00.
At Booz Allen Hamilton's option, borrowings under the Term Loan A and Revolving Credit Facility bear interest based either on LIBOR (adjusted for maximum reserves, and subject to a floor of zero) for the applicable interest period or a base rate (equal to the highest of (x) the administrative agent’s prime corporate rate, (y) the overnight federal funds rate plus 0.50% and (z) three-month LIBOR (adjusted for maximum reserves, and subject to a floor of zero) plus 1.00%), in each case plus an applicable margin, payable at the end of the applicable interest period and in any event at least quarterly. The applicable margin for Term Loan A and borrowings under the Revolving Credit Facility ranges from 1.50% to 2.25% for LIBOR loans and 0.50% to 1.25% for base rate loans, in each case based on Booz Allen Hamilton’s consolidated total net leverage ratio. Unused commitments under the Revolving Credit Facility are subject to a quarterly fee ranging from 0.30% to 0.40% based on Booz Allen Hamilton’s consolidated total net leverage ratio.
Under the Fifth Amendment, the rate at which Term Loan B bears interest is based either on LIBOR (adjusted for maximum reserves and subject to a floor of zero plus 2.00% for the applicable interest period) or a base rate (equal to the highest of (x) the corporate base rate established by the administrative agent, (y) the overnight federal funds rate plus 0.50%, and (z) three-month LIBOR (adjusted for maximum reserves) plus 1.00%, plus, in each case, 1.25%), payable at the end of the applicable interest period; provided, that if such rate shall be less than zero, such rate shall be deemed to be zero.
Booz Allen Hamilton occasionally borrows under our Revolving Credit Facility in anticipation of cash demands. During the first quarter of fiscal 2019, Booz Allen Hamilton accessed a total of $60.0 million of its $500.0 million Revolving Credit Facility. As of June 30, 2018 and March 31, 2018, there were no amounts outstanding under the Revolving Credit Facility.
The Credit Agreement requires quarterly principal payments of 1.25% of the stated principal amount of Term Loan A until maturity and quarterly principal payments of 0.25% of the stated principal amount of Term Loan B until maturity.
Booz Allen Hamilton also has agreed to pay customary letter of credit and agency fees. As of June 30, 2018 and March 31, 2018, Booz Allen Hamilton was contingently liable under open standby letters of credit and bank guarantees issued by its banks in favor of third parties that totaled $7.4 million and $6.3 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At June 30, 2018 and March 31, 2018, approximately $1.0 million and $1.4 million, respectively, of these instruments reduced the available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $15.0 million facility established in fiscal 2015 of which $8.5 million and $10.1 million, respectively, was available to Booz Allen Hamilton at June 30, 2018 and March 31, 2018. As of June 30, 2018, Booz Allen Hamilton had $499.0 million of capacity available for additional borrowings under the Revolving Credit Facility.
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants include limitations on the following, in each case subject to certain exceptions: (i) indebtedness and liens; (ii) mergers, consolidations or amalgamations, liquidations, wind-ups or dissolutions, and disposition of all or substantially all assets; (iii) dispositions of property; (iv) restricted payments; (v) investments; (vi) transactions with affiliates; (vii) sale and lease back transactions; (viii) change in fiscal periods; (ix) negative pledges; (x) restrictive agreements; (xi) line of business; and (xii) speculative hedging. The events of default include the following, in each case subject to certain exceptions: (a) failure to make required payments under the Secured Credit Facility; (b) material breaches of representations or warranties under the Secured Credit Facility; (c) failure to observe covenants or agreements under the Secured Credit Facility; (d) failure to pay or default under certain other material indebtedness; (e) bankruptcy or insolvency; (f) certain Employee Retirement Income Security Act, or ERISA events; (g) certain material judgments; (h) actual or asserted invalidity of the Guarantee and Collateral Agreements or the other security documents or failure of the guarantees or perfected liens thereunder; and (i) a change of control. In addition, we are required to meet certain financial covenants at each quarter end, namely Consolidated Net Total Leverage and Consolidated Net Interest Coverage Ratios. As of June 30, 2018 and March 31, 2018, we were compliant with these covenants.

On July 23, 2018, Booz Allen Hamilton entered into the Sixth Amendment (the "Sixth Amendment") to the Credit Agreement which refinanced the Tranche A Term Loan Facility and Revolving Credit Facilities. Pursuant to the Sixth

Amendment, Booz Allen Hamilton reduced the interest rate spread applicable to the Tranche A Term Loan Facility and the Revolving Facility from 1.75% to 1.50% if the Company's Consolidated Net Total Leverage Ratio is less than 3:00 to 1:00 and greater than or equal to 2:00 to 1:00 and extended the maturity date applicable to the Tranche A Term Loan Facility and the Revolving Facility until the fifth anniversary of the Sixth Amendment. Additionally, the Sixth Amendment provides for a new delayed draw on the Tranche A Term Loan facility in the amount of up to $400 million for further investment in our business and returning value to shareholders. The interest rate applicable to the Tranche B Term Loan Facility remained unchanged. Refer to Note 19 to our condensed consolidated financial statements.
Senior Notes
On April 25, 2017, Booz Allen Hamilton issued $350 million aggregate principal amount of its 5.125% Senior Notes due 2025 under an Indenture, dated April 25, 2017, among Booz Allen Hamilton, certain subsidiaries of Booz Allen Hamilton, as guarantors (the “Subsidiary Guarantors”), and Wilmington Trust, National Association, as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of April 25, 2017, among Booz Allen Hamilton, the Subsidiary Guarantors and the Trustee. A portion of the proceeds was used to repay all outstanding loans under the Revolving Credit Facility. We intend to use the remaining proceeds for working capital and other general corporate purposes, which may include the repayment of a portion or all of the outstanding DPO (See Note 8 in our condensed consolidated financial statements for additional information on our indebtedness).
Borrowings under the Term Loans and, if used, the Revolving Credit Facility, incur interest at a variable rate. In accordance with Booz Allen Hamilton's risk management strategy, between April 6, 2017 and May 24, 2017, Booz Allen Hamilton executed a series of interest rate swaps. As of June 30, 2018, Booz Allen Hamilton had interest rate swaps with an aggregate notional amount of $450 million. These instruments hedge the variability of cash outflows for interest payments on the floating portion of the term loan debt. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense (See Note 9 in our condensed consolidated financial statements).
Capital Structure and Resources
Our stockholders’ equity amounted to $607.5 million as of June 30, 2018, an increase of $45.0 million compared to stockholders’ equity of $562.5 million as of March 31, 2018. The increase was primarily due to net income of $104.2 million in the three months ended June 30, 2018, stock-based compensation expense of $6.1 million, and stock option exercises of $5.3 million, partially offset by a $48.1 million increase in treasury stock resulting from the repurchase of shares of our Class A Common Stock and $27.4 million in quarterly dividend payments during the three months ended June 30, 2018.

Off-Balance Sheet Arrangements
As of June 30, 2018, we did not have any material off-balance sheet arrangements.
Capital Expenditures
Since we do not own any of our facilities, our capital expenditure requirements primarily relate to the purchase of computers, business systems, furniture, and leasehold improvements to support our operations. Direct facility and equipment costs billed to clients are not treated as capital expenses. Our capital expenditures for the three months ended June 30, 2018 and 2017 were $20.5 million and $11.5 million, respectively, and the majority of such capital expenditures related to facilities infrastructure, equipment, software purchased and developed, and information technology. The increase in capital expenditures over the prior year period primarily related to software purchased and developed for clients and for operating performance. Expenditures for facilities infrastructure and equipment are generally incurred to support new and existing programs across our business. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure.
Commitments and Contingencies
We are subject to a number of reviews, investigations, claims, lawsuits, and other uncertainties related to our business. For a discussion of these items, refer to Note 18 to our condensed consolidated financial statements.
Special Note Regarding Forward Looking Statements
Certain statements contained or incorporated in this Quarterly Report on Form 10-Q, or Quarterly Report, include forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “forecasts,” “expects,” “intends,” “plans,” “anticipates,” “projects,” “outlook,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “preliminary,” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. These forward-looking statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include:

•
efforts by Congress and other U.S. government bodies to reduce U.S. government spending and address budgetary constraints, including automatic sequestration required by the Budget Control Act of 2011 (as subsequently amended) and the U.S. deficit, as well as associated uncertainty around the timing, extent, nature and effect of such efforts;

•
delayed funding of our contracts due to uncertainty relating to funding of the U.S. government and a possible failure of Congressional efforts to approve such funding and to craft a long-term agreement on the U.S. government’s ability to incur indebtedness in excess of its current limits, or changes in the pattern or timing of government funding and spending (including those resulting from or related to cuts associated with sequestration);

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

•
failure to comply with numerous laws and regulations, including but not limited to, the Federal Acquisition Regulation ("FAR"), the False Claims Act, the Defense Federal Acquisition Regulation Supplement and FAR Cost Accounting Standards and Cost Principles;

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

•
continued efforts to change how the U.S. government reimburses compensation related costs and other expenses or otherwise limit such reimbursements, and an increased risk of compensation being deemed unallowable or payments being withheld as a result of U.S. government audit, review, or investigation;

•	our ability to realize the full value of and replenish our backlog, generate revenue under certain of our contracts, and the timing of our receipt of revenue under contracts included in backlog;

•	changes in estimates used in recognizing revenue;

•	an inability to attract, train, or retain employees with the requisite skills and experience;

•	an inability to timely hire, assimilate and effectively utilize our employees, ensure that employees obtain and maintain necessary security clearances and/or effectively manage our cost structure;

•	the loss of members of senior management or failure to develop new leaders;

•	misconduct or other improper activities from our employees or subcontractors, including the improper use or release of our clients' sensitive or classified information;

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

•	internal system or service failures and security breaches, including, but not limited to, those resulting from external cyber attacks on our network and internal systems;

•	risks related to changes to our operating structure, capabilities, or strategy intended to address client needs, grow our business or respond to market developments;

•	risks associated with increased competition, new relationships, clients, capabilities, and service offerings in our U.S. and international businesses;

•	failure to comply with special U.S. government laws and regulations relating to our international operations;

•	risks related to our indebtedness and credit facilities which contain financial and operating covenants;

•	the adoption by the U.S. government of new laws, rules, and regulations, such as those relating to organizational conflicts of interest issues or limits;

•	risks related to completed and future acquisitions, including our ability to realize the expected benefits from such acquisitions;

•	an inability to anticipate or estimate the tax implications of changes in tax law, or utilize existing or future tax benefits;

•	variable purchasing patterns under U.S. government GSA schedules, blanket purchase agreements and indefinite delivery, indefinite quantity, or IDIQ, contracts;

•
the impact of changes in accounting rules and regulations, or interpretations thereof, that may affect the way we recognize and report our financial results, including changes in accounting rules governing recognition of revenue; and

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
We established a Rabbi trust to provide for the payment of benefits under our non-qualified deferred compensation plan that became effective in the current period. As of June 30, 2018, fund assets totaled $3.1 million which include mutual fund investments that are subject to fluctuations in market prices and interest rates. Cash distributions made to plan participants are recognized as operating cash flows in the condensed consolidated statement of cash flows and have the effect of lowering both fund assets and the corresponding fund liabilities on a one-for-one basis. Changes in fair value on fund liabilities offset the changes in fair value of fund assets, and changes in fair value on both fund assets and fund liabilities are recognized in earnings on our condensed consolidated statements of operations for the period ended June 30, 2018. As of June 30, 2018, there were no distributions made and no changes in fair value were recognized. See Notes 12 and 16 to our condensed consolidated financial statements for further discussion.
With the exception of the Rabbi trust discussed above, there have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the information disclosed in the Quantitative and Qualitative Disclosures About Market Risk section in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 filed with the Securities and Exchange Commission on May 29, 2018.
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
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of June 30, 2018 and March 31, 2018, there were no material amounts accrued in the condensed consolidated financial statements related to these proceedings.
Six former officers and stockholders who had departed the Company prior to the acquisition of the Company by the Carlyle Group (the "Carlyle Acquisition") have filed a total of nine suits in various jurisdictions, with original filing dates ranging from July 3, 2008 through December 15, 2009, against us and certain of our current and former directors and officers. Three of these suits were amended on July 2, 2010 and then further amended into one consolidated complaint on September 7, 2010. Another two of the original nine suits were consolidated into one complaint on September 24, 2014. Each of the suits arises out of the Carlyle Acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the Carlyle Acquisition. Some of the suits also allege that the acquisition price paid to stockholders was insufficient. The various suits assert claims for breach of contract, tortious interference with contract, breach of fiduciary duty, civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations, violations of ERISA, and/or securities and common law fraud. Three of these suits have been dismissed with all appeals exhausted. The two suits that were consolidated into one action on September 24, 2014 were settled on April 16, 2015. One of the remaining suits has been dismissed by the United States District Court for the Southern District of California and such dismissal was upheld by the United States Court of Appeals for the Ninth Circuit. The plaintiff in this suit subsequently filed a Petition for Writ of Certiorari to the United States Supreme Court, which was denied by the United States Supreme Court on January 9, 2017. The other three remaining suits that were previously consolidated on September 7, 2010 have been dismissed by the United States District Court for the Southern District of New York and were on appeal before the United States Court of Appeals for the Second Circuit. On July 13, 2017, the United States Court of Appeals for the Second Circuit affirmed the ruling of the United States District Court for the Southern District of New York, except for one plaintiff’s securities fraud claim, which was remanded to the United States District Court for the Southern District of New York to give the plaintiff, Paul Kocourek leave to file another amended complaint to attempt to plead a securities fraud claim. On April 6, 2018, the plaintiff filed an amended complaint in which Mr. Kocourek, individually, as Trustee of the Paul Kocourek Trust and on behalf of a putative class, alleges that the Company and certain former officers and directors violated Sections 10(b), 20(a) and 14(e) of the Exchange Act. On April 25, 2018, the court entered an order postponing the deadline within which the defendants must answer or move to dismiss the amended complaint. A lead plaintiff has not been appointed. The defendants’ motion to dismiss the amended complaint is due August 2, 2018.
As of June 30, 2018, the aggregate alleged damages that will be sought in the remaining suit is unknown. As of June 30, 2018, although the outcome of any of these cases is inherently uncertain and may be materially adverse, based on current information, we do not expect them to have a material adverse effect on our financial condition and results of operations.
On June 7, 2017, Booz Allen Hamilton was informed that the U.S. Department of Justice (DOJ) is conducting a civil and criminal investigation of the Company. In connection with the investigation, the DOJ has requested information from the Company relating to certain elements of the Company’s cost accounting and indirect cost charging practices with the U.S. government. Since learning of the investigation, the Company has engaged a law firm experienced in these matters to represent the Company in connection with this matter and respond to the government's requests. As is commonly the case with this type of matter, the Company has also been in contact with other regulatory agencies and bodies, including the SEC, which notified the Company that it is conducting an investigation that the Company believes relates to the matters that are also the subject of the DOJ's investigation. The Company may receive additional regulatory or governmental inquiries related to the matters that are the subject of the DOJ's investigation. In accordance with the Company's practice, the Company is cooperating with all relevant government parties. The total cost associated with these matters will depend on many factors, including the duration of these matters and any related findings. At this stage, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with these matters.
On June 19, 2017, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Eastern District of Virginia styled Langley v. Booz Allen Hamilton Holding Corp., No. 17-cv-00696 naming the Company, its Chief Executive Officer and its Chief Financial Officer as defendants purportedly on behalf of all purchasers of the Company’s securities from May 19, 2016 through June 15, 2017. On September 5, 2017, the court named two lead plaintiffs and on October 20, 2017, the lead plaintiffs filed a consolidated amended complaint. The complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, alleging misrepresentations or omissions by the Company purporting to relate to matters that are the subject of the DOJ investigation described above. The plaintiffs seek to recover from the Company and the individual defendants an unspecified amount of damages. The Company believes the suit lacks merit and intends to defend against the lawsuit. Motions to dismiss were argued on January 12, 2018 and on February 8, 2018, the court dismissed the amended complaint in its entirety without prejudice. At this stage of the lawsuit, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with the lawsuit.
On November 13, 2017, a Verified Shareholder Derivative Complaint was filed in the United States District Court for the District of Delaware styled Celine Thum v. Rozanski et al., C.A. No. 17-cv-01638, naming the Company as a nominal defendant and numerous current and former officers and directors as defendants. The complaint asserts claims for breach of fiduciary duties, unjust enrichment, waste of corporate assets, abuse of control, gross mismanagement, and violations of Sections 14(a), 10(b) and 20(a) of the Exchange Act, as amended, purportedly relating to matters that are the subject of the DOJ investigation described above. The parties have stipulated to a stay of the proceedings pending the outcome of the securities litigation (described above), which the court ordered on January 24, 2018. At this stage of the lawsuit, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with the lawsuit.

Item 1A.	Risk Factors
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 filed with the Securities and Exchange Commission on May 29, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table shows the share repurchase activity during the three months ended June 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 2018	98,440	$38.54	98,440	$194,061,282
May 2018	10,248	$38.85	10,248	$493,663,104
June 2018	892,508	$44.82	892,508	$453,663,123
Total	1,001,196		1,001,196

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

101
The following materials from Booz Allen Hamilton Holding Corporation’s Quarterly Report on Form 10-Q for the three months ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2018 and March 31, 2018; (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2018 and 2017; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2018 and 2017; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2018 and 2017; and (v) Notes to Condensed Consolidated Financial Statements.

___________________________________

*	Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Booz Allen Hamilton Holding Corporation
Registrant

Date: July 30, 2018	By:	/s/ Lloyd W. Howell, Jr.
Lloyd W. Howell, Jr. Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)