Form 10-Q
period 2018-09-30
Booz Allen Hamilton Holding Corp
filed 2018-10-29
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
 ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of October 24, 2018
Class A Common Stock	142,343,338
Class B Non-Voting Common Stock	—
Class C Restricted Common Stock	—
Class E Special Voting Common Stock	—

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	March 31, 2018
	(Unaudited)
	(Amounts in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$342,586	$286,958
Accounts receivable, net of allowance	1,165,326	1,133,705
Prepaid expenses and other current assets	93,985	71,309
Total current assets	1,601,897	1,491,972
Property and equipment, net of accumulated depreciation	152,264	152,364
Intangible assets, net of accumulated amortization	287,949	278,504
Goodwill	1,581,160	1,581,146
Other long-term assets	112,116	102,633
Total assets	$3,735,386	$3,606,619
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$63,100	$63,100
Accounts payable and other accrued expenses	638,262	557,559
Accrued compensation and benefits	271,961	282,750
Other current liabilities	131,475	125,358
Total current liabilities	1,104,798	1,028,767
Long-term debt, net of current portion	1,723,699	1,755,479
Other long-term liabilities	260,549	259,882
Total liabilities	3,089,046	3,044,128
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock, Class A — $0.01 par value — authorized, 600,000,000 shares; issued, 159,124,212 shares at September 30, 2018 and 158,028,673 shares at March 31, 2018; outstanding, 142,550,779 shares at September 30, 2018 and 143,446,539 shares at March 31, 2018	1,591	1,580
Treasury stock, at cost — 16,573,433 shares at September 30, 2018 and 14,582,134 shares at March 31, 2018	(550,688)	(461,457)
Additional paid-in capital	373,980	346,958
Retained earnings	832,774	690,516
Accumulated other comprehensive loss	(11,317)	(15,106)
Total stockholders’ equity	646,340	562,491
Total liabilities and stockholders’ equity	$3,735,386	$3,606,619
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
	(Amounts in thousands, except per share data)		(Amounts in thousands, except per share data)
Revenue	$1,613,997	$1,542,805	$3,260,845	$3,065,815
Operating costs and expenses:
Cost of revenue	748,570	696,691	1,534,382	1,432,484
Billable expenses	478,349	483,556	955,784	935,220
General and administrative expenses	226,901	213,623	432,737	407,062
Depreciation and amortization	16,426	16,046	32,579	31,495
Total operating costs and expenses	1,470,246	1,409,916	2,955,482	2,806,261
Operating income	143,751	132,889	305,363	259,554
Interest expense	(22,247)	(20,958)	(45,321)	(39,705)
Other income (expense), net	(1,617)	(1,338)	(2,788)	(2,479)
Income before income taxes	119,887	110,593	257,254	217,370
Income tax expense	27,174	36,946	60,337	73,111
Net income	$92,713	$73,647	$196,917	$144,259
Earnings per common share (Note 4):
Basic	$0.65	$0.50	$1.37	$0.97
Diluted	$0.64	$0.49	$1.36	$0.96
Dividends declared per share	$0.19	$0.17	$0.38	$0.34

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
	(Amounts in thousands)		(Amounts in thousands)
Net income	$92,713	$73,647	$196,917	$144,259
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on derivatives designated as cash flow hedges	1,038	(124)	2,958	(634)
Change in postretirement plan costs	424	361	831	724
Total other comprehensive income (loss), net of tax	1,462	237	3,789	90
Comprehensive income	$94,175	$73,884	$200,706	$144,349

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended September 30,
	2018	2017
	(Amounts in thousands)
Cash flows from operating activities
Net income	$196,917	$144,259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,579	31,495
Stock-based compensation expense	13,264	11,595
Excess tax benefits from stock-based compensation	(6,111)	(9,289)
Amortization of debt issuance costs and loss on extinguishment	6,920	2,633
Losses on dispositions	408	723
Changes in assets and liabilities:
Accounts receivable	(31,621)	(60,380)
Prepaid expenses and other current assets	(7,170)	3,300
Other long-term assets	(19,663)	(1,444)
Accrued compensation and benefits	(3,154)	(9,903)
Accounts payable and other accrued expenses	80,595	57,365
Accrued interest	123	7,154
Other current liabilities	8,206	(11,646)
Other long-term liabilities	3,274	12,200
Net cash provided by operating activities	274,567	178,062
Cash flows from investing activities
Purchases of property, equipment, and software	(39,672)	(36,989)
Payments for business acquisitions, net of cash acquired	(20)	(204)
Net cash used in investing activities	(39,692)	(37,193)
Cash flows from financing activities
Proceeds from issuance of common stock	5,227	4,028
Stock option exercises	8,542	6,267
Repurchases of common stock	(98,377)	(168,498)
Cash dividends paid	(54,660)	(50,866)
Dividend equivalents paid to option holders	(267)	(890)
Repayment of debt	(101,550)	(191,575)
Proceeds from debt issuance	62,072	373,291
Payment on contingent liabilities from acquisition	(234)	—
Net cash used in financing activities	(179,247)	(28,243)
Net increase in cash and cash equivalents	55,628	112,626
Cash and cash equivalents––beginning of period	286,958	217,417
Cash and cash equivalents––end of period	$342,586	$330,043
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$38,140	$25,802
Income taxes	$74,275	$82,035
Supplemental disclosures of non-cash investing and financing activities
Noncash financing activities	$2,658	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
1. BUSINESS OVERVIEW
Organization
Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or the Company, we, us, and our, was incorporated in Delaware in May 2008. The Company provides management and technology consulting, engineering, analytics, digital solutions, mission operations, and cyber expertise to U.S. and international governments, major corporations, and not-for-profit organizations. The Company reports operating results and financial data in one reportable segment. The Company is headquartered in McLean, Virginia, with approximately 25,300 employees as of September 30, 2018.
2. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, or SEC, and should be read in conjunction with the information contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2018. The interim period unaudited condensed consolidated financial statements are presented as described below. Certain information and disclosures normally required for annual financial statements have been condensed or omitted pursuant to GAAP and SEC rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation of the results of the interim period presented have been included. The Company’s fiscal year ends on March 31 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31. The results of operations for the six months ended September 30, 2018 are not necessarily indicative of results to be expected for the full fiscal year.
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
Effective April 1, 2018, the Company adopted Accounting Standards Codification (ASC) No. 606, Revenue from Contracts with Customers (Topic 606), and Accounting Standard Updates (ASU) 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, on a full retrospective method for all amounts and percentages presented and disclosures set forth in this Form 10-Q.
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
Recently Adopted Accounting Standards
The Company has accounted for the tax effects of the Tax Cuts and Jobs Act, or the 2017 Tax Act, under the guidance of Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, or SAB 118, on a provisional basis as of the fourth quarter of fiscal 2018. During the three months ended September 30, 2018, the Company continued its assessment of the 2017 Tax Act, including the potential accounting impact for any new guidance issued during the quarter. The Company made immaterial provisional adjustments associated with the limitation on the deductibility of certain executive compensation based on its preliminary assessment of the recently issued IRS Notice 2018-68. There were no additional changes to the provisional amounts recorded at March 31, 2018. The Company expects to complete its accounting assessment within the prescribed measurement period. See Note 10 to our consolidated financial statements for further information regarding the updated effects of the 2017 Tax Act during the second quarter of fiscal 2019.

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
The Company also retrospectively adopted ASU 2017-07, which changed the presentation of net periodic benefit cost components on the condensed consolidated statement of operations. Under this guidance, the service cost component of net periodic benefit cost continues to be presented consistent with other employee compensation costs and within operating income, while the remaining components of net periodic benefit costs are excluded from operating income. As a result, $1.9 million and $3.8 million of net periodic benefit costs related to non-service components, for the three and six months ended September 30, 2017 respectively, were reclassified to Other income (expense), net in the condensed consolidated statement of operations in the second quarter of fiscal 2018.
The Company's previously issued condensed consolidated financial statements have been adjusted for the retrospective adoption of both Topic 606 and ASU 2017-07, as summarized in the following table:

	Three Months Ended September 30, 2017				Six Months Ended September 30, 2017
	Effect of Adoption				Effect of Adoption
	As Reported	Topic 606	ASU 2017-07	As Adjusted	As Reported	Topic 606	ASU 2017-07	As Adjusted
Revenue	$1,542,085	$720	$—	$1,542,805	$3,035,655	$30,160	$—	$3,065,815
Operating income	126,486	4,502	1,901	132,889	265,950	(10,199)	3,803	259,554
Income before income taxes	106,091	4,502	—	110,593	227,569	(10,199)	—	217,370
Net income	$70,913	$2,734	$—	$73,647	$150,453	$(6,194)	$—	$144,259
Earnings per common share (Note 4):
Basic	$0.48	$0.02	$—	$0.50	$1.01	$(0.04)	$—	$0.97
Diluted	$0.47	$0.02	$—	$0.49	$1.00	$(0.04)	$—	$0.96

Recent Accounting Pronouncements Not Yet Adopted
In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This guidance requires a customer in a cloud computing arrangement that is a service contract to follow existing internal-use software guidance to determine which implementation costs to defer and recognize as an asset. ASU 2018-15 generally aligns the guidance on capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with that of implementation costs incurred to develop or obtain internal-use software, including hosting arrangements that include an internal-use software license. ASU 2018-15 is effective for interim reporting periods for fiscal years beginning after December 15, 2019. Early adoption is permitted. The standard may be adopted either retrospectively or prospectively. The Company is currently assessing the future impact of this update on its consolidated financial statements and related disclosures.
In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities. This guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires, for qualifying hedges, the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. Additionally, the guidance also expands an entity's ability to apply hedge accounting for nonfinancial and financial risk components, simplifies the hedge documentation and hedge effectiveness assessment requirements, and modifies certain disclosure requirements. ASU 2017-12 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase transparency and comparability of accounting for lease transactions. The new leasing standard requires lessees to recognize lease assets and lease liabilities on their balance sheet for all leases with a lease term of greater than 12 months. Lessor accounting is largely unchanged. Topic 842 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB provided an alternative transition method of adoption through ASU No. 2018-11, Targeted Improvements, which permits the recognition of a cumulative-effect adjustment to retained earnings on the date of adoption. The Company intends to adopt the standard beginning in fiscal 2020 using the modified retrospective transition approach, specifically, using the alternative transition method provided by ASU 2018-11.
A dedicated implementation team has been established that continues to make progress toward completing the evaluation of the impact of the new standard. The Company's assessment efforts to date have included reviewing the provisions of Topic 842, gathering information to evaluate its lease population and portfolio, evaluating the nature of real and personal property and other arrangements that may meet the definition of a lease, designing and implementing one-time implementation controls as well as new post-adoption lease processes and controls, implementing a new lease accounting software solution, and evaluating certain accounting policy elections. The Company anticipates finalizing its accounting policy, accounting software, systems and process modifications during the fourth quarter of fiscal 2019.
Based on a preliminary assessment, the Company does not expect there to be a significant change in determining what constitutes a lease, however, the Company expects that virtually all of its operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption, resulting in a significant increase in the assets and liabilities on its consolidated balance sheets. The pattern of recognition for operating leases within the consolidated statements of operations and comprehensive income is not anticipated to significantly change. The adoption is not expected to impact the Company’s ability to comply with financial covenants as defined within the Company's Sixth Amendment to its Credit Agreement dated July 23, 2018, as discussed further in Note 8, Debt. The Company is continuing to refine its process for quantifying the financial statement impacts and anticipates finalizing its assessment of the materiality of adopting Topic 842 in conjunction with reporting its results for the third quarter of fiscal 2019.
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The amendments set forth certain presentation requirements, including that such analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed with all significant reconciling items described by appropriate captions with contributions from and distributions to owners shown separately. This final rule is effective 30 days after publication in the Federal Register and will generally be effective for the Company for the third quarter of fiscal year 2019. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
Other accounting and reporting pronouncements issued after September 30, 2018 and through the filing date are not expected to have a material impact on the Company's condensed consolidated financial statements.
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
Contract Estimates
Many of our contracts recognize revenue under a contract cost-based input method and require an Estimate-at-Completion (EAC) process, which management uses to review and monitor the progress towards the completion of our performance obligations. Under this process, management considers various inputs and assumptions related to the EAC, including, but not limited to, progress towards completion, labor costs and productivity, material and subcontractor costs, and identified risks. Estimating the total cost at completion of performance obligations is subjective and requires management to make assumptions about future activity and cost drivers under the contract. Changes in these estimates can occur for a variety of reasons and, if significant, may impact the profitability of the Company’s contracts. Changes in estimates related to contracts accounted for under the EAC process are recognized in the period when such changes are made on a cumulative catch-up basis. If the estimate of contract profitability indicates an anticipated loss on a contract, the Company recognizes the total loss at the time it is identified. For the three and six months periods ended September 30, 2018 and 2017, respectively, the aggregate impact of adjustments in contract estimates was not material.
Performance Obligations
Remaining performance obligations represent the transaction price of exercised contracts for which work has not yet been performed, irrespective of whether funding has or has not been authorized and appropriated as of the date of exercise. Remaining performance obligations do not include negotiated but unexercised options.
As of September 30, 2018, the Company had $7.8 billion of remaining performance obligations and we expect to recognize more than half of the remaining performance obligations as revenue over the next 12 months, and approximately three quarters over the next 24 months. The remainder is expected to be recognized thereafter.
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

The table below presents the total revenue for each type of contract:

	Three Months Ended September 30,				Six Months Ended September 30,
	2018		2017		2018		2017
Cost-reimbursable	$851,394	53%	$795,819	52%	$1,711,278	53%	$1,565,914	51%
Time-and-materials	390,509	24%	384,587	25%	796,093	24%	766,814	25%
Fixed-price	372,094	23%	362,399	23%	753,474	23%	733,087	24%
Total Revenue	$1,613,997	100%	$1,542,805	100%	$3,260,845	100%	$3,065,815	100%
Revenue by Customer Type:

	Three Months Ended September 30,				Six Months Ended September 30,
	2018		2017		2018		2017
U.S. government:
Defense Clients	$755,570	47%	$706,526	46%	$1,513,552	47%	$1,418,265	46%
Intelligence Clients	385,733	24%	379,536	25%	783,213	24%	748,005	24%
Civil Clients	417,636	26%	403,410	26%	853,162	26%	808,694	27%
Total U.S. government	1,558,939	97%	1,489,472	97%	3,149,927	97%	2,974,964	97%
Global Commercial Clients	55,058	3%	53,333	3%	110,918	3%	90,851	3%
Total Revenue	$1,613,997	100%	$1,542,805	100%	$3,260,845	100%	$3,065,815	100%
Revenue by Whether the Company Acts as a Prime Contractor or a Sub-Contractor:

	Three Months Ended September 30,				Six Months Ended September 30,
	2018		2017		2018		2017
Prime Contractor	$1,482,153	92%	$1,413,210	92%	$2,989,335	92%	$2,801,249	91%
Sub-contractor	131,844	8%	129,595	8%	271,510	8%	264,566	9%
Total Revenue	$1,613,997	100%	$1,542,805	100%	$3,260,845	100%	$3,065,815	100%
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
The following table summarizes the contract balances recognized on the Company’s condensed consolidated balance sheets:

	September 30, 2018	March 31, 2018
Contract assets:
Current	$749,672	$738,646
Long-term	60,093	59,633
Total	$809,765	$798,279
Contract liabilities:
Advance payments, billings in excess of costs incurred and deferred revenue	$22,165	$27,522

Changes in contract assets and contract liabilities are primarily due to the timing difference between the Company’s performance of services and payments from customers. For the three months ended September 30, 2018 and 2017, we recognized revenue of $3.8 million and $0.8 million and for the six months ended September 30, 2018 and 2017, we recognized revenue of $10.6 million and $6.6 million related to our contract liabilities on April 1, 2018 and 2017, respectively. To determine revenue recognized from contract liabilities during the reporting periods, the Company allocates revenue to individual contract liability balances and applies revenue recognized during the reporting periods first to the beginning balances of contract liabilities until the revenue exceeds the balances.

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
The Company currently has outstanding shares of Class A Common Stock. Unvested Class A Restricted Common Stock holders are entitled to participate in non-forfeitable dividends or other distributions. These unvested restricted shares participated in the Company's dividends declared and were paid in the first and second quarters of fiscal 2019 and 2018. As such, EPS is calculated using the two-class method whereby earnings are reduced by distributed earnings as well as any available undistributed earnings allocable to holders of unvested restricted shares. A reconciliation of the income used to compute basic and diluted EPS for the periods presented are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Earnings for basic computations (1)	$92,127	$72,966	$195,681	$142,974
Weighted-average common shares outstanding for basic computations	142,443,058	147,085,314	142,861,491	147,400,153
Earnings for diluted computations (1)	$92,130	$72,971	$195,690	$142,986
Dilutive stock options and restricted stock	1,265,851	1,802,183	1,353,582	1,976,722
Weighted-average common shares outstanding for diluted computations	143,708,909	148,887,497	144,215,073	149,376,875
Earnings per common share
Basic	$0.65	$0.50	$1.37	$0.97
Diluted	$0.64	$0.49	$1.36	$0.96
(1) During the three months ended September 30, 2018 and 2017, approximately 0.9 million and 1.4 million participating securities, respectively, were paid dividends totaling $0.2 million in both periods. During the six months ended September 30, 2018 and 2017, approximately 0.9 million and 1.4 million participating securities, respectively, were paid dividends totaling $0.3 million and $0.4 million, respectively. For the three months ended September 30, 2018 and 2017, there were undistributed earnings of $0.4 million and $0.4 million, respectively, allocated to the participating class of securities in both basic and diluted EPS. For the six months ended September 30, 2018 and 2017, there were undistributed earnings of $0.9 million and $0.9 million, respectively, allocated to the participating class of securities in both basic and diluted EPS. The allocated undistributed earnings and the dividends paid comprise the difference between net income presented on the condensed consolidated statements of operations and earnings for basic and diluted computations for the three and six months ended September 30, 2018 and 2017.
The EPS calculation for the three months ended September 30, 2018 and 2017 excludes 0.2 million and 0.4 million options, respectively, as their impact was anti-dilutive. The EPS calculation for the six months ended September 30, 2018 and 2017 excludes 0.2 million and 0.3 million options, respectively, as their impact was anti-dilutive.

5. ACCOUNTS RECEIVABLE, NET OF ALLOWANCE
Accounts receivable, net of allowance consisted of the following:

	September 30, 2018	March 31, 2018
Current assets
Accounts receivable–billed	$416,909	$395,136
Accounts receivable–unbilled	749,672	738,646
Allowance for doubtful accounts	(1,255)	(77)
Accounts receivable, net of allowance	1,165,326	1,133,705
Other long-term assets
Accounts receivable–unbilled	60,093	59,633
Total accounts receivable, net	$1,225,419	$1,193,338
Unbilled amounts represent revenues for which billings have not been presented to customers at quarter-end or year-end. These amounts are usually billed and collected within one year. Long-term unbilled receivables not anticipated to be billed and collected within one year, which are primarily related to retainage, holdbacks, and long-term rate settlements to be billed at contract closeout, are included in other long-term assets in the accompanying condensed consolidated balance sheets. The Company recognized a provision for doubtful accounts (including certain unbilled reserves) of $10.6 million and $2.2 million for the three months ended September 30, 2018 and 2017, respectively and $10.7 million and $3.1 million for the six months ended September 30, 2018 and 2017.
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
6. ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES
Accounts payable and other accrued expenses consisted of the following:

	September 30, 2018	March 31, 2018
Vendor payables	$377,245	$339,993
Accrued expenses	261,017	217,566
Total accounts payable and other accrued expenses	$638,262	$557,559
Accrued expenses consisted primarily of the Company’s reserve related to potential cost disallowance in conjunction with government audits. Refer to Note 18 for further discussion of this reserve.

7. ACCRUED COMPENSATION AND BENEFITS
Accrued compensation and benefits consisted of the following:

	September 30, 2018	March 31, 2018
Bonus	$44,105	$87,817
Retirement	66,411	35,743
Vacation	135,233	131,519
Other	26,212	27,671
Total accrued compensation and benefits	$271,961	$282,750

8. DEBT
Debt consisted of the following:

	September 30, 2018		March 31, 2018
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Term Loan A	3.74%	$1,064,700	3.88%	$1,094,275
Term Loan B	4.24%	393,025	3.88%	395,000
Senior Notes	5.13%	350,000	5.13%	350,000
Less: Unamortized debt issuance costs and discount on debt		(20,926)		(20,696)
Total		1,786,799		1,818,579
Less: Current portion of long-term debt		(63,100)		(63,100)
Long-term debt, net of current portion		$1,723,699		$1,755,479
Term Loans and Revolving Credit Facility
On July 23, 2018 (the "Amendment Effective Date"), Booz Allen Hamilton Inc. ("Booz Allen Hamilton") and Booz Allen Hamilton Investor Corporation ("Investor"), and certain wholly-owned subsidiaries of Booz Allen Hamilton, entered into the Sixth Amendment (the "Sixth Amendment") to the Credit Agreement (as amended, the "Credit Agreement"), dated as of July 31, 2012 among Booz Allen Hamilton, Investor, certain wholly-owned subsidiaries of Booz Allen Hamilton and Bank of America, N.A., as Administrative Agent, and Collateral Agent and the other lenders and financial institutions from time to time party thereto (as previously amended by the First Amendment to the Credit Agreement, dated as of August 16, 2013, the Second Amendment to Credit Agreement, dated as of May 7, 2014, the Third Amendment to the Credit Agreement, dated as of July 13, 2016, the Fourth Amendment to the Credit Agreement, dated as of February 6, 2017, and the Fifth Amendment to the Credit Agreement, dated as of March 7, 2018). The Sixth Amendment provides for a new delayed draw (the "Delayed Draw Facility") on the tranche A term loan ("Term Loan A") facility in the amount of up to $400.0 million and extended the maturity of the Term Loan A and the revolving credit facility (the "Revolving Credit Facility") to July 2023. Additionally, the Sixth Amendment reduced the interest rate spread applicable to the Term Loan A and the Revolving Credit Facility from a range of 1.50% to 2.25% to a range of 1.25% to 2.00% based on consolidated net total leverage. The interest rate applicable to the Term Loan B ("Term Loan B" and, together with Term Loan A, the "Term Loans") remained unchanged.
Prior to the Sixth Amendment, approximately $1,079.5 million was outstanding under Term Loan A. Pursuant to the Sixth Amendment, certain lenders converted their existing Term Loan A loans into a new tranche of Term Loan A loans in an aggregate amount, along with Term Loan A loans advanced by certain new lenders, of approximately $1,479.5 million, $400.0 million of which will be available as the Delayed Draw Facility. The Delayed Draw Facility is accessible for nine months from the Amendment Effective Date (the "Delayed Draw Availability Period"). The Company is able to draw on the Delayed Draw Facility on up to two occasions during the Delayed Draw Availability Period in an amount per draw (x) of not less than $100.0 million per draw or (y) equal to the amount of unused commitments in respect of the Delayed Draw Facility remaining at the time of such borrowing. The proceeds from the new lenders were used to prepay in full all of the existing Term Loan A that was not converted into the new Term Loan A tranche. The proceeds of the Delayed Draw Facility will be used for general corporate purposes and other purposes not prohibited by the Credit Agreement.
Prior to the Sixth Amendment, $500.0 million was available under the revolving credit facility. Pursuant to the Sixth Amendment, certain lenders under the Existing Credit Agreement converted their Existing Revolving Commitments into a new tranche of revolving commitments (the "New Revolving Commitments" and the revolving credit loans made thereunder, the "New Revolving Loans") in an aggregate amount, along with New Revolving Commitments of certain new lenders, of $500.0 million.
As of September 30, 2018, the Credit Agreement provided Booz Allen Hamilton with a $1,064.7 million Term Loan A, $400.0 million Delayed Draw Facility, a $393.0 million Term Loan B, and $500.0 million in New Revolving Commitments with a sub-limit for letters of credit of $100.0 million. As of September 30, 2018, the maturity date of Term Loan A and the termination date for the Revolving Credit Facility was July 23, 2023 and the maturity date of Term Loan B was June 30, 2023. Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement are secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor, and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement and related documentation. Subject to specified conditions, without the consent of the then-existing lenders (but subject to the receipt of commitments), the Term Loans or New

Revolving Credit Facility may be expanded (or a new term loan facility or revolving credit facility added to the existing facilities) by up to (i) greater of (x) $627 million and (y) 100% of consolidated EBITDA of Booz Allen Hamilton, as of the end of the most recently ended four quarter period for which financial statements have been delivered pursuant to the Credit Agreement plus (ii) the aggregate principal amount under which pro forma consolidated net secured leverage remains less than or equal to 3.50:1.00.
At Booz Allen Hamilton’s option, borrowings under the Secured Credit Facility bear interest based either on LIBOR (adjusted for maximum reserves, and subject to a floor of zero) for the applicable interest period or a base rate (equal to the highest of (x) the administrative agent’s prime corporate rate, (y) the overnight federal funds rate plus 0.50%, and (z) three-month LIBOR (adjusted for maximum reserves, and subject to a floor of zero) plus 1.00%), in each case plus an applicable margin, payable at the end of the applicable interest period and in any event at least quarterly. The applicable margin for Term Loan A and borrowings under the Revolving Credit Facility ranges from 1.25% to 2.00% for LIBOR loans and 0.25% to 1.00% for base rate loans, in each case based on Booz Allen Hamilton’s consolidated total net leverage ratio. The applicable margin for Term Loan B is 2.00% for LIBOR loans and 1.00% for base rate loans. Unused commitments under the Revolving Credit Facility are subject to a quarterly fee ranging from 0.20% to 0.35% based on Booz Allen Hamilton’s consolidated total net leverage ratio.
Booz Allen Hamilton occasionally borrows under the Revolving Credit Facility in anticipation of cash demands. During the first and second quarters of fiscal 2019, Booz Allen Hamilton accessed a total of $70.0 million of the $500.0 million New Revolving Commitments. As of September 30, 2018 and March 31, 2018, there were no amounts outstanding under the Revolving Credit Facility.
The Credit Agreement requires quarterly principal payments of 1.25% of the stated principal amount of Term Loan A until maturity, and quarterly principal payments of 0.25% of the stated principal amount of Term Loan B until maturity.
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants include limitations on the following, in each case subject to certain exceptions: (i) indebtedness and liens, (ii) mergers, consolidations or amalgamations, liquidations, wind-ups or dissolutions, and disposition of all or substantially all assets; (iii) dispositions of property; (iv) restricted payments; (v) investments; (vi) transactions with affiliates; (vii) change in fiscal periods; (viii) negative pledges; (ix) restrictive agreements; (x) line of business; and (xi) speculative hedging. The events of default include the following, in each case subject to certain exceptions: (a) failure to make required payments under the Secured Credit Facility; (b) material breaches of representations or warranties under the Secured Credit Facility; (c) failure to observe covenants or agreements under the Secured Credit Facility; (d) failure to pay or default under certain other material indebtedness; (e) bankruptcy or insolvency; (f) certain Employee Retirement Income Security Act, or ERISA events; (g) certain material judgments; (h) actual or asserted invalidity of the Guarantee and Collateral Agreements or the other security documents or failure of the guarantees or perfected liens thereunder; and (i) a change of control. In addition, Booz Allen Hamilton is required to meet certain financial covenants at each quarter end, namely Consolidated Net Total Leverage and Consolidated Net Interest Coverage Ratios. As of September 30, 2018 and March 31, 2018, Booz Allen Hamilton was in compliance with all financial covenants associated with its debt and debt-like instruments.
Senior Notes
On April 25, 2017, Booz Allen Hamilton issued $350 million aggregate principal amount of its 5.125% Senior Notes (the "Senior Notes"), under an Indenture, dated as of April 25, 2017, among Booz Allen Hamilton, certain subsidiaries of Booz Allen Hamilton, as guarantors (the "Subsidiary Guarantors"), and Wilmington Trust, National Association, as trustee (the "Trustee"), as supplemented by the First Supplemental Indenture, dated as of April 25, 2017, among Booz Allen Hamilton, the Subsidiary Guarantors and the Trustee. Each of Booz Allen Hamilton's existing and future domestic restricted subsidiaries that guarantee its obligations under the Secured Credit Facility and certain other indebtedness will guarantee the Senior Notes on a senior unsecured basis. Interest is payable semi-annually on May 1 and November 1 of each year, beginning on November 1, 2017, and principal is due at maturity on May 1, 2025. In connection with the Senior Notes, the Company recognized $6.7 million of issuance costs, which were recorded as an offset against the carrying value of debt and will be amortized to interest expense over the term of the Senior Notes. During the first and second quarters of fiscal 2019, interest payments of $9.0 million were made for the Senior Notes.
Borrowings under the Term Loans and, if used, the Revolving Credit Facility, incur interest at a variable rate. In accordance with Booz Allen Hamilton’s risk management strategy, between April 6, 2017 and May 24, 2017, Booz Allen Hamilton executed a series of interest rate swaps. As of September 30, 2018, Booz Allen Hamilton had interest rate swaps with an aggregate notional amount of $450 million. These instruments hedge the variability of cash outflows for interest payments on the floating portion of the term loan debt. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense (See Note 9 in our condensed consolidated financial statements).

Interest on debt and debt-like instruments consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Term Loan A Interest Expense	$10,345	$9,394	$21,187	$18,171
Term Loan B Interest Expense	4,115	3,518	8,032	6,791
Interest on Revolving Credit Facility	2	199	61	199
Senior Notes Interest Expense	4,485	4,484	8,969	7,773
Deferred Payment Obligation Interest (1)	1,993	2,011	4,015	4,022
Amortization of Debt Issuance Cost (DIC) and Original Issue Discount (OID) (2)	1,258	1,343	2,618	2,633
Other	49	9	439	116
Total Interest Expense	$22,247	$20,958	$45,321	$39,705
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

9. DERIVATIVES
The Company utilizes derivative financial instruments to manage interest rate risk related to its variable rate debt. The Company’s objectives in using these interest rate derivatives, which were designated as cash flow hedges, are to manage its exposure to interest rate movements and reduce volatility to interest expense. During the first quarter of fiscal 2018, the Company entered into several forward starting floating-to-fixed interest rate swap agreements with multiple financial institutions with a start date of April 30, 2018. The aggregate notional amount of these interest rate swap agreements was $450 million as of September 30, 2018. The swaps have staggered maturities, ranging from June 30, 2021 to June 30, 2022. These swaps mature within the last tranche of the Company's floating rate debt (June 30, 2023).
The floating-to-fixed interest rate swaps involve the exchange of variable interest amounts from a counterparty for the Company making fixed-rate interest payments over the life of the agreements without exchange of the underlying notional amount and effectively converting a portion of the variable rate debt into fixed interest rate debt.
Derivative instruments are recorded in the condensed consolidated balance sheet on a gross basis at estimated fair value. As of September 30, 2018, $2.8 million and $9.1 million were classified as other current assets and other long-term assets, respectively, on the condensed consolidated balance sheet. As of March 31, 2018, $0.7 million and $7.2 million were classified as other current assets and other long-term assets, respectively, on the condensed consolidated balance sheet.
For interest rate swaps designated as cash flow hedges, the changes in the fair value of derivatives is recorded in Accumulated Other Comprehensive Income, or AOCI, net of taxes, and is subsequently reclassified into interest expense in the period that the hedged forecasted interest payments are made on the Company's variable-rate debt. For the three and six months ended September 30, 2018, a $1.2 million and $3.0 million gain, respectively, was recognized in AOCI, and $0.1 million and $0.08 million was reclassified into interest expense. For the three and six months ended September 30, 2017, a $0.1 million and $0.6 million loss was recognized in AOCI, and there were no amounts reclassified into interest expense. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. As of September 30, 2018, there was no ineffectiveness recognized in earnings.
Over the next 12 months, the Company estimates that $2.8 million will be reclassified as a decrease to interest expense. Cash flows associated with periodic settlements of interest rate swaps will be classified as operating activities in the condensed consolidated statement of cash flows.
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

10. INCOME TAXES
The 2017 Tax Act was enacted on December 22, 2017. The 2017 Tax Act reduced the U.S. federal corporate tax rate from 35.0% to 21.0% effective January 1, 2018. At September 30, 2018, the Company's assessment for the following elements was not complete: (1) the acceleration of depreciation; and (2) the limitation on the deductibility of certain executive compensation. However, based on a preliminary assessment of the recently issued IRS Notice 2018-68, the Company recognized an additional measurement-period adjustment of $1.1 million relating to the deductibility of certain executive compensation, with a corresponding adjustment of $1.1 million to income tax expense during the quarter. The effect of the measurement-period adjustment on the three months ended September 30, 2018 effective tax rate was approximately 0.9%. The Company will continue to make and refine the calculations as additional analysis is completed and our estimates may be materially affected by additional clarifications and interpretations of the legislation. This includes the written consent the Company received from the IRS on October 19, 2018 in response to its application for a Change in Accounting Method filed on March 29, 2018. This method change is related to the Company’s recognition of revenue for income tax purposes associated with its unbilled receivables. Since this consent agreement was received subsequent to September 30, 2018, the financial statement effect related to a measurement-period adjustment of these changes will be recorded in the Company’s third quarter of fiscal 2019 pursuant to ASC 740. The Company will incorporate this method change in its fiscal 2018 federal and state income tax returns. As of September 30, 2018, the Company preliminarily estimates the measurement-period adjustment impact to fiscal 2019 from this method change to be approximately $28.9 million of a reduction to income tax expense.The Company expects to finalize its assessment of all provisional amounts within the allowed one-year measurement period provided for under SAB 118. Other than the executive compensation discussed above, the Company has not made any additional adjustments to fiscal 2018 provisional amounts during the six months ended September 30, 2018.
The Company’s effective income tax rates were 22.7% and 33.4% for the three months ended September 30, 2018 and 2017, respectively, and 23.5% and 33.6% for the six months ended September 30, 2018 and 2017, respectively. The decrease in the effective tax rate as compared to the same period last fiscal year was primarily due to the 2017 Tax Act's reduction of the U.S. federal corporate tax rate. The effective tax rates of 22.7% and 23.5% for the three and six months ended September 30, 2018 differ from the federal statutory rate of 21.0% primarily due to the inclusion of state income taxes and permanent rate differences, which are predominantly related to meals and entertainment and certain executive compensation, offset in the current three months by discrete tax items.
The Company is currently contesting tax assessments from the District of Columbia Office of Tax and Revenue for fiscal years 2013 through 2015 at various stages of applicable administrative and judicial processes, with a combined amount at issue of approximately $11.5 million, net of associated tax benefits as of September 30, 2018. The Company has taken similar tax positions with respect to subsequent fiscal years, totaling in aggregate $28.3 million. As of September 30, 2018, the Company does not maintain reserves for any uncertain tax positions related to the contested tax benefits, and, given the recoverable nature of the state tax expense, it does not believe the resolution of these matters will have a material adverse effect on its results of operations, cash flows or financial condition.
The Company continues to carry a reserve of $10.2 million for income tax uncertainties created with the business acquisition of eGov Holdings, Inc. (d/b/a Aquilent) in the fourth quarter of fiscal 2017 resulting from uncertainty in the sustainability of the acquiree's prior tax-return positions under examination with the relevant tax authorities.

11. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	September 30, 2018	March 31, 2018
Deferred rent	$77,323	$79,913
Postretirement benefit obligations	135,191	131,526
Other (1)	48,035	48,443
Total other long-term liabilities	$260,549	$259,882

(1) Balances at September 30, 2018 and March 31, 2018 include the Company's long-term disability obligation of $22.8 million for both periods as well as contingent consideration related to the Company's business acquisition of an acquiree in the fourth quarter of fiscal 2017 of $3.3 million and $3.6 million, respectively.

12. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company sponsors the Employees’ Capital Accumulation Plan, or ECAP, which is a qualified defined contribution plan that covers eligible U.S. and international employees. ECAP provides for distributions, subject to certain vesting provisions, to participants by reason of retirement, death, disability, or termination of employment. Effective April 1, 2014, the Company transitioned from a discretionary employer contribution to an annual matching contribution of up to 6% of eligible annual income as determined by the Internal Revenue Code for the ECAP.  Total expense recognized under ECAP was $33.6 million and $30.7 million for the three months ended September 30, 2018 and 2017, respectively, and $66.2 million and $61.8 million for the six months ended September 30, 2018 and 2017, respectively. The Company-paid contributions were $16.9 million and $15.5 million for the three months ended September 30, 2018 and 2017, respectively, and $34.4 million and $31.1 million for the six months ended September 30, 2018 and 2017, respectively.
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
The components of net postretirement medical expense for the Officer Medical Plan were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Service cost	$1,488	$1,116	$2,976	$2,232
Interest cost	1,282	1,252	2,564	2,504
Net actuarial loss	527	568	1,054	1,135
Total postretirement medical expense	$3,297	$2,936	$6,594	$5,871
The service cost component of net periodic benefit cost is included in cost of revenue and general and administrative expenses, and the non-service cost components of net periodic benefit cost (interest cost and net actuarial loss) is included as part of other income (expense), net in the accompanying condensed consolidated statements of operations.
As of September 30, 2018 and March 31, 2018, the unfunded status of the post-retirement medical plan was $130.5 million and $126.9 million, respectively, which is included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

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
As of September 30, 2018, $3.2 million of plan investments and obligations were recorded in other long term assets and in other long term liabilities, respectively, in the condensed consolidated balance sheets, representing the fair value related to the deferred compensation plan. Adjustments to the fair value of the plan investments and obligations are recorded in operating expenses.

13. ACCUMULATED OTHER COMPREHENSIVE LOSS
All amounts recorded in other comprehensive loss are related to the Company's post-retirement plans and interest rate swaps designated as cash flow hedges. The following table shows the changes in accumulated other comprehensive income (loss), net of tax:

	Three Months Ended September 30, 2018			Six Months Ended September 30, 2018
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of period	$(20,548)	$7,769	$(12,779)	$(20,955)	$5,849	$(15,106)
Other comprehensive income (loss) before reclassifications (1)	—	1,154	1,154	—	3,041	3,041
Amounts reclassified from accumulated other comprehensive loss	424	(116)	308	831	(83)	748
Net current-period other comprehensive income (loss)	424	1,038	1,462	831	2,958	3,789
End of period	$(20,124)	$8,807	$(11,317)	$(20,124)	$8,807	$(11,317)
(1) Changes in other comprehensive income (loss) before reclassification for derivatives designated as cash flow hedges are recorded net of tax expenses of $0.4 million and $1.1 million for the three and six months ended September 30, 2018, respectively.

	Three Months Ended September 30, 2017			Six Months Ended September 30, 2017
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of period	$(16,714)	$(510)	$(17,224)	$(17,077)	$—	$(17,077)
Other comprehensive income (loss) before reclassifications (2)	—	(124)	(124)	—	(634)	(634)
Amounts reclassified from accumulated other comprehensive loss	361	—	361	724	—	724
Net current-period other comprehensive income (loss)	361	(124)	237	724	(634)	90
End of period	$(16,353)	$(634)	$(16,987)	$(16,353)	$(634)	$(16,987)

(2) Changes in other comprehensive income (loss) before reclassification for derivatives designated as cash flow hedges are recorded net of tax benefits of $0.1 million and $0.4 million for the three and six months ended September 30, 2017, respectively.
The following table presents the reclassifications out of accumulated other comprehensive loss to net income:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Amounts reclassified from accumulated other comprehensive loss:
Post-retirement plans (Note 12):
Amortization of net actuarial loss included in net periodic benefit cost	$551	$596	$1,101	$1,193
Tax benefit (expense)	(127)	(235)	(270)	(469)
Net of tax	$424	$361	$831	$724

14. STOCKHOLDERS’ EQUITY
Common Stock
The common stock shares activity consisted of the following:

	Class A Common Stock	Treasury Stock
Balance at March 31, 2017	155,901,485	7,013,777
Issuance of common stock	866,099	—
Stock options exercised	1,261,089	—
Repurchase of common stock (1)	—	7,568,357
Balance at March 31, 2018	158,028,673	14,582,134
Issuance of common stock	417,366	—
Stock options exercised	678,173	—
Repurchase of common stock (2)	—	1,991,299
Balance at September 30, 2018	159,124,212	16,573,433

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

(2)
During fiscal 2019, the Company purchased 1.9 million shares of the Company’s Class A Common Stock in a series of open market transactions for $85.4 million. Additionally, the Company repurchased shares during the first quarter of fiscal 2019 to cover the minimum statutory withholding taxes on restricted stock awards and restricted stock units that vested on June 30, 2018.

For the quarterly offering period that closed on September 30, 2018, 56,028 Class A Common Stock shares were purchased by employees under the Company's Employee Stock Purchase Plan, or ESPP. Since the program's inception, 2,307,527 shares have been purchased by employees.

15. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense recognized in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue	$2,534	$1,847	$3,978	$3,306
General and administrative expenses	4,616	4,499	9,286	8,289
Total	$7,150	$6,346	$13,264	$11,595

The following table summarizes the total stock-based compensation expense recognized in the condensed consolidated statements of operations by the following types of equity awards:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Equity Incentive Plan Options	$586	$493	$918	$969
Class A Restricted Common Stock	6,564	5,853	12,346	10,626
Total	$7,150	$6,346	$13,264	$11,595

As of September 30, 2018, there was $32.8 million of total unrecognized compensation cost related to unvested stock-based compensation agreements. The unrecognized compensation cost as of September 30, 2018 is expected to be fully amortized over the next 4.5 years. Absent the effect of accelerating stock compensation cost for any departures of employees who may continue to vest in their equity awards, the following table summarizes the unrecognized compensation cost and the weighted-average period the cost is expected to be amortized.

	September 30, 2018
	Unrecognized Compensation Cost	Weighted Average Remaining Period to be Recognized (in years)
Equity Incentive Plan Options	$3,354	3.83
Class A Restricted Common Stock	29,478	2.09
Total	$32,832
Equity Incentive Plan
As of September 30, 2018, there were 2,326,055 Amended and Restated Equity Incentive Plan options outstanding, of which 753,141 were unvested.

Grants of Restricted Stock Units and Class A Restricted Common Stock
The following table summarizes grants of Restricted Stock Units ("RSU") and Class A Restricted Common Stock ("RSA") for the quarter ended September 30, 2018:

Grant Date	Award Type	Shares Awarded	Stock Price on Grant Date	Total Fair Value
July 2, 2018	RSU	21,269	44.59	$948
July 25, 2018	RSU	5,551	45.91	255
July 30, 2018	RSU	3,194	44.80	143
August 2, 2018	RSA	39,626	47.45	1,880
		69,640		$3,226

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
A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The financial instruments measured at fair value in the accompanying condensed consolidated balance sheets consist of the following:

	Recurring Fair Value Measurements as of September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Current derivative instruments (1)	$—	$2,805	$—	$2,805
Long term derivative instruments (1)	—	9,128	—	9,128
Long term deferred compensation costs (2)	3,217	—	—	3,217
Total Assets	$3,217	$11,933	$—	$15,150
Liabilities:
Contingent consideration liability (3)	$—	$—	$3,341	3,341
Long term deferred compensation costs (2)	3,217	—	—	3,217
Total Liabilities	$3,217	$—	$3,341	$6,558

	Recurring Fair Value Measurements as of March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Current derivative instruments (1)	$—	$700	$—	$700
Long term derivative instruments (1)	—	7,225	—	7,225
Total Assets	$—	$7,925	$—	$7,925
Liabilities:
Contingent consideration liability (3)	$—	$—	$3,576	$3,576
Total Liabilities	$—	$—	$3,576	$3,576

(1) The Company’s interest rate swaps are considered over-the-counter derivatives and fair value is estimated based on the present value of future cash flows using a model-derived valuation that uses Level 2 observable inputs such as interest rate yield curves. See Note 9 for further discussion on the Company’s derivative instruments designated as cash flow hedges.
(2) Investments in this category consist primarily of mutual funds whose fair values are determined by reference to the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. These assets represent investments held in a consolidated trust to fund the Company's non-qualified deferred compensation plan and are recorded in other long-term assets and other long-term liabilities on our condensed consolidated balance sheets.
(3) The Company recognized a contingent consideration liability of $3.6 million in connection with its acquisition of Aquilent in fiscal 2017. As of September 30, 2018 and March 31, 2018, the estimated fair value of the contingent consideration liability was $3.3 million and $3.6 million, respectively, and was valued using probability-weighted cash flows, which is based on the use of Level 3 fair value measurement inputs. The liability is recorded in other long-term liabilities in the condensed consolidated balance sheet.
The fair value of the Company's cash and cash equivalents, which are primarily Level 1 inputs, approximated its carrying values at September 30, 2018 and March 31, 2018. The fair value of the Company's debt instruments approximated its carrying value at September 30, 2018 and March 31, 2018. The fair value of debt is determined using quoted prices or other market information obtained from recent trading activity of each debt tranche in markets that are not active (Level 2 inputs). The fair value is corroborated by prices derived from the interest rate spreads of recently completed leveraged loan transactions of a similar credit profile, industry, and terms to that of the Company. The fair value of the Senior Notes is determined using quoted prices or other market information obtained from recent trading activity in the high-yield bond market (Level 2 inputs).

17. RELATED-PARTY TRANSACTIONS
In March 2017, the Company supported the formation of the Booz Allen Foundation, a nonprofit corporation organized and operated exclusively for charitable, scientific and educational purposes within the meaning of Section 501(c)(3) of the Code. The Company is the sole member of the foundation, which gives it the authority to appoint two of five of the Booz Allen Foundation's directors and consent rights regarding certain extraordinary corporate actions approved by the Company's Board of Directors. The Company has made a binding and irrevocable pledge of $5.0 million to the Booz Allen Foundation and recorded the pledge obligation in other current liabilities on the consolidated balance sheet of the Company in March 2017. As of September 30, 2018, $1.7 million of the pledge has been paid to the Booz Allen Foundation and is classified as operating activities in the condensed consolidated statement of cash flows.

18. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Third-Party Guarantees
As of September 30, 2018 and March 31, 2018, the Company was contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that totaled $9.3 million and $6.3 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At September 30, 2018 and March 31, 2018, approximately $1.0 million and $1.4 million, respectively, of these instruments reduced the available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $15.0 million facility established in fiscal 2015 of which $6.7 million and $10.1 million were available to the Company at September 30, 2018 and March 31, 2018, respectively.
Government Contracting Matters
For the three months ended September 30, 2018 and 2017, approximately 96% and 97% of the Company's revenue and for both the six months ended September 30, 2018 and 2017, approximately 97% of the Company's revenue was generated from contracts where the end user was an agency or department of the U.S. government, including contracts where the Company performed either as a prime contractor or subcontractor, and regardless of the geographic location in which the work was performed. U.S. government contracts and subcontracts are subject to extensive legal and regulatory requirements. From time to time and in the ordinary course of business, agencies of the U.S. government audit our contract costs and conduct inquiries and investigations of our business practices with respect to government contracts to determine whether the Company’s operations are conducted in accordance with these requirements and the terms of the relevant contracts. U.S. government agencies, including the Defense Contract Audit Agency, routinely audit our contract costs, including allocated indirect costs for compliance with the Cost Accounting Standards and the Federal Acquisition Regulation. These agencies also conduct reviews and investigations and make inquiries regarding our accounting and other systems in connection with our performance and business practices with respect to our government contracts and subcontracts. U.S. government audits, inquiries, or investigations of the Company, whether related to the Company's U.S. government contracts or subcontracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including withholding of payments, suspension of payments, repayments, fines, or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting. Management believes it has recorded the appropriate provision for any audit, inquiry, or investigation of which it is aware. Management believes it has recorded the appropriate provision for the estimated losses that may be experienced from any such reductions and/or penalties. As of September 30, 2018 and March 31, 2018, the Company had recorded liabilities of approximately $179.9 million and $168.6 million, respectively, for its current best estimate of amounts to be refunded to customers for potential adjustments from audits or reviews of contract costs incurred subsequent to fiscal year 2011, and for contracts not yet closed that are impacted by settlement of audits or reviews of contract costs incurred in prior fiscal years.
Litigation
The Company is involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, management does not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on the Company’s financial condition and results of operations. As of September 30, 2018 and March 31, 2018, there were no material amounts accrued in the condensed consolidated financial statements related to these proceedings.

Six former officers and stockholders who had departed the Company prior to the acquisition of the Company by the Carlyle Group (the "Carlyle Acquisition") have filed a total of nine suits in various jurisdictions, with original filing dates ranging from July 3, 2008 through December 15, 2009, against us and certain of our current and former directors and officers. Three of these suits were amended on July 2, 2010 and then further amended into one consolidated complaint on September 7, 2010. Another two of the original nine suits were consolidated into one complaint on September 24, 2014. Each of the suits arises out of the Carlyle Acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the Carlyle Acquisition. Some of the suits also allege that the acquisition price paid to stockholders was insufficient. The various suits assert claims for breach of contract, tortious interference with contract, breach of fiduciary duty, civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations, violations of the ERISA, and/or securities and common law fraud. Three of these suits have been dismissed with all appeals exhausted. The two suits that were consolidated into one action on September 24, 2014 were settled on April 16, 2015. One of the remaining suits has been dismissed by the United States District Court for the Southern District of California and such dismissal was upheld by the United States Court of Appeals for the Ninth Circuit. The plaintiff in this suit subsequently filed a Petition for Writ of Certiorari to the United States Supreme Court, which was denied by the United States Supreme Court on January 9, 2017. The other three remaining suits that were previously consolidated on September 7, 2010 have been dismissed by the United States District Court for the Southern District of New York and were on appeal before the United States Court of Appeals for the Second Circuit. On July 13, 2017, the United States Court of Appeals for the Second Circuit affirmed the ruling of the United States District Court for the Southern District of New York, except for one plaintiff’s securities fraud claim, which was remanded to the United States District Court for the Southern District of New York to give the plaintiff, Paul Kocourek, leave to file another amended complaint to attempt to plead a securities fraud claim. On April 6, 2018, the plaintiff filed an amended complaint in which Mr. Kocourek, individually, as Trustee of the Paul Kocourek Trust and on behalf of a putative class, alleges that the Company and certain former officers and directors violated Sections 10(b), 20(a) and 14(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). On April 25, 2018, the court entered an order postponing the deadline within which the defendants must answer or move to dismiss the amended complaint. A lead plaintiff has not been appointed. On August 2, 2018, the defendants filed a motion to dismiss the amended complaint. On September 17, 2018, the plaintiff filed an opposition to the defendants’ motion to dismiss the amended complaint. The defendants filed their reply to plaintiff's opposition on October 17, 2018.
As of September 30, 2018, the aggregate alleged damages that will be sought in the remaining suit is unknown. As of September 30, 2018, although the outcome of any of these cases is inherently uncertain and may be materially adverse, based on current information, management does not expect them to have a material adverse effect on our financial condition and results of operations.
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
Overview
We are a leading provider of management and technology consulting, engineering, analytics, digital solutions, mission operations, and cyber expertise to U.S. and international governments, major corporations, and not-for-profit organizations. Our ability to deliver value to our clients has always been, and continues to be, a product of the strong character, expertise and tremendous passion of our people. Our approximately 25,300 employees work to solve hard problems by making clients' missions their own, combining decades of consulting and domain expertise with functional expertise in areas such as analytics, digital solutions, engineering, and cyber, all fostered by a culture of innovation that extends to all reaches of the company.

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
During the second quarter of fiscal 2019, the Company generated year over year revenue growth, delivered improved earnings over the prior year period, increased client staff headcount, and achieved record second quarter funded and total backlog.

Revenue increased 4.6% from the three months ended September 30, 2017 to the three months ended September 30, 2018 and increased 6.4% from the six months ended September 30, 2017 to the six months ended September 30, 2018 primarily driven by continued strength in client demand, which led to increased client staff headcount and direct client staff labor over the prior year period, as well as improved contract performance.
Operating income increased 8.2% to $143.8 million in the three months ended September 30, 2018 from $132.9 million in the three months ended September 30, 2017, while operating margin increased to 8.9% from 8.6% in the comparable period. Operating income increased 17.6% to $305.4 million in the six months ended September 30, 2018 from $259.6 million in the six months ended September 30, 2017, while operating margin increased to 9.4% from 8.5% in the comparable period. The increase in operating income was primarily driven by the same factors driving revenue as well as strong operating performance in the current quarter compared to the prior year quarter. The Company also incurred incremental legal costs during the three and six months ended September 30, 2018 in response to the U.S. Department of Justice investigation and matters which purport to relate to the investigation, a portion of which was offset by the receipt of insurance reimbursements. We expect to incur additional costs in the future. Based on the information currently available, the Company is not able to reasonably estimate the expected long-term incremental legal costs or amounts that may be reimbursed associated with this investigation and these related matters.

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

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except share and per share data)	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Revenue, Excluding Billable Expenses
Revenue	$1,613,997	$1,542,805	$3,260,845	$3,065,815
Billable expenses	478,349	483,556	955,784	935,220
Revenue, Excluding Billable Expenses	$1,135,648	$1,059,249	$2,305,061	$2,130,595
Adjusted Operating Income
Operating Income	$143,751	$132,889	$305,363	$259,554
Transaction expenses (a)	3,660	—	3,660	—
Adjusted Operating Income	$147,411	$132,889	$309,023	$259,554
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue & Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses
Net income	$92,713	$73,647	$196,917	$144,259
Income tax expense	27,174	36,946	60,337	73,111
Interest and other, net (b)	23,864	22,296	48,109	42,184
Depreciation and amortization	16,426	16,046	32,579	31,495
EBITDA	160,177	148,935	337,942	291,049
Transaction expenses (a)	3,660	—	3,660	—
Adjusted EBITDA	$163,837	$148,935	$341,602	$291,049
Adjusted EBITDA Margin on Revenue	10.2%	9.7%	10.5%	9.5%
Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses	14.4%	14.1%	14.8%	13.7%
Adjusted Net Income
Net income	$92,713	$73,647	$196,917	$144,259
Transaction expenses (a)	3,660	—	3,660	—
Re-measurement of deferred tax assets/liabilities (c)	1,064	—	1,064	—
Amortization or write-off of debt issuance costs and write-off of original issue discount	1,205	663	1,868	1,321
Adjustments for tax effect (d)	(1,265)	(265)	(1,437)	(528)
Adjusted Net Income	$97,377	$74,045	$202,072	$145,052
Adjusted Diluted Earnings Per Share
Weighted-average number of diluted shares outstanding	143,708,909	148,887,497	144,215,073	149,376,875
Adjusted Net Income Per Diluted Share (e)	$0.68	$0.50	$1.40	$0.97
Free Cash Flow
Net cash provided by operating activities	$301,604	$174,067	$274,567	$178,062
Less: Purchases of property and equipment	(19,207)	(25,453)	(39,672)	(36,989)
Free Cash Flow	$282,397	$148,614	$234,895	$141,073

(a)	Reflects debt refinancing costs incurred in connection with the refinancing transaction consummated on July 23, 2018.

(b)	Reflects the combination of Interest expense and Other income (expense), net from the condensed consolidated statement of operations.

(c)
Reflects the adjustment made to the provisional income tax benefit associated with the re-measurement of the Company’s deferred tax assets and liabilities as a result of the Company's assessment of new guidance issued during the second quarter of fiscal 2019 regarding the 2017 Tax Act.

(d)
Fiscal 2018 reflects the tax effect of adjustments at an assumed effective tax rate of 40%. For fiscal 2019, with the enactment of the 2017 Tax Act, adjustments are reflected using an assumed effective tax rate of 26%, which approximates a blended federal and state tax rate for fiscal 2019, and consistently excludes the impact of other tax credits and incentive benefits realized.

(e)
Excludes an adjustment of approximately $0.6 million and $1.2 million of net earnings for the three and six months ended September 30, 2018, respectively, and excludes an adjustment of approximately $0.7 million and $1.3 million of net earnings for the three and six months ended September 30, 2017, respectively, associated with the application of the two-class method for computing diluted earnings per share.

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
The table below presents the percentage of total revenue for each type of contract:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Cost-reimbursable	53%	52%	53%	51%
Time-and-materials	24%	25%	24%	25%
Fixed-price	23%	23%	23%	24%

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

Our People
Revenue from our contracts is derived from services delivered by consulting staff and, to a lesser extent, from our subcontractors. Our ability to hire, retain, and deploy talent with skills appropriately aligned with client needs is critical to our ability to grow our revenue. We continuously evaluate whether our talent base is properly sized and appropriately compensated, and contains an optimal mix of skills to be cost competitive and meet the rapidly evolving needs of our clients. We seek to achieve that result through recruitment and management of capacity and compensation. As of September 30, 2018 and 2017, we employed approximately 25,300 and 24,200 people, respectively, of which approximately 22,800 and 21,800, respectively, were consulting staff.
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

Backlog does not include any task orders under IDIQ contracts, except to the extent that task orders have been awarded to us under those contracts.
The following table summarizes the value of our contract backlog at the respective dates presented:

	As of September 30,
	2018	2017
	(In millions)
Backlog:
Funded	$4,183	$3,590
Unfunded	4,777	3,861
Priced options	12,412	9,234
Total backlog	$21,372	$16,685
Our total backlog consists of remaining performance obligations and unexercised option periods and other unexercised optional orders. As of September 30, 2018, the Company had $7.8 billion of remaining performance obligations and we expect to recognize more than half of the remaining performance obligations as revenue over the next 12 months, and approximately three quarters over the next 24 months. The remainder is expected to be recognized thereafter. However, given the uncertainties discussed below, as well as the risks described in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all.
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
We view growth in total backlog and consulting staff headcount as the two key measures of our potential business growth. Growing and deploying consulting staff is the primary means by which we are able to achieve profitable revenue growth. To the extent that we are able to hire additional consulting staff and deploy them against funded backlog, we generally recognize increased revenue. Total backlog increased by 28.1% from September 30, 2017 to September 30, 2018. Additions to funded backlog during the twelve months ended September 30, 2018 totaled $7.0 billion in comparison to $6.2 billion for the comparable period, as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options. We report internally on our backlog on a monthly basis and review backlog upon occurrence of certain events to determine if any adjustments are necessary.

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
In addition, funded backlog includes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the funded backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a pre-determined expiration date such as the end of the U.S. government's fiscal year. The revenue value of orders included in funded backlog that has not been recognized as revenue due to period of performance expirations has not exceeded approximately 7.9% of funded backlog as of the end of any of the four fiscal quarters preceding the fiscal quarter ended September 30, 2018.
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
Results of Operations
The following table sets forth items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Percent	Six Months Ended September 30,		Percent
	2018	2017	Change	2018	2017	Change
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
	(In thousands)			(In thousands)
Revenue	$1,613,997	$1,542,805	4.6%	$3,260,845	$3,065,815	6.4%
Operating costs and expenses:
Cost of revenue	748,570	696,691	7.4%	1,534,382	1,432,484	7.1%
Billable expenses	478,349	483,556	(1.1)%	955,784	935,220	2.2%
General and administrative expenses	226,901	213,623	6.2%	432,737	407,062	6.3%
Depreciation and amortization	16,426	16,046	2.4%	32,579	31,495	3.4%
Total operating costs and expenses	1,470,246	1,409,916	4.3%	2,955,482	2,806,261	5.3%
Operating income	143,751	132,889	8.2%	305,363	259,554	17.6%
Interest expense	(22,247)	(20,958)	6.2%	(45,321)	(39,705)	14.1%
Other income (expense), net	(1,617)	(1,338)	20.9%	(2,788)	(2,479)	12.5%
Income before income taxes	119,887	110,593	8.4%	257,254	217,370	18.3%
Income tax expense	27,174	36,946	(26.4)%	60,337	73,111	(17.5)%
Net income	$92,713	$73,647	25.9%	$196,917	$144,259	36.5%

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Revenue
Revenue increased to $1,614.0 million from $1,542.8 million, or a 4.6% increase, primarily driven by increased client demand which led to increased client staff headcount, and an increase in client staff labor as well as improved contract performance. Total headcount as of September 30, 2018 increased approximately 1,100 compared to September 30, 2017.
Cost of Revenue
Cost of revenue increased to $748.6 million from $696.7 million, or a 7.4% increase. The increase was primarily due to increases in salaries and salary-related benefits of $48.7 million driven by increased headcount and annual base salary increases. Cost of revenue as a percentage of revenue was 46.4% and 45.2% for the three months ended September 30, 2018 and 2017, respectively.
Billable Expenses
Billable expenses decreased to $478.3 million from $483.6 million, or a 1.1% decrease, primarily attributable to a decrease in the use of subcontractors in the current quarter driven by client demand, partially offset by an increase in contracts which require the Company to travel on behalf of clients over the prior year period. Billable expenses as a percentage of revenue were 29.6% and 31.3% for the three months ended September 30, 2018 and 2017, respectively.

General and Administrative Expenses
General and administrative expenses increased to $226.9 million from $213.6 million, or a 6.2% increase, primarily due to increases in salaries and salary-related benefits of $4.9 million, driven by an increase in headcount growth as well as annual base salary increases, and an increase in other business expenses of $5.2 million. General and administrative expenses as a percentage of revenue were 14.1% and 13.8% for the three months ended September 30, 2018 and 2017, respectively.
Depreciation and Amortization
Depreciation and amortization increased to $16.4 million from $16.0 million, or a 2.4% increase, primarily due to increases in depreciation expense resulting from the effects of higher capital expenditures in fiscal 2018.
Interest Expense
Interest expense increased to $22.2 million from $21.0 million, or a 6.2% increase, primarily as a result of increases in interest expense related to our term loans.
Income Tax Expense
Income tax expense decreased to $27.2 million from $36.9 million, or a 26.4% decrease. The effective tax rate decreased to 22.7% from 33.4% primarily due to the 2017 Tax Act's reduction of the U.S. federal corporate tax rate.

Six Months Ended September 30, 2018 Compared to Six Months Ended September 30, 2017
Revenue
Revenue increased to $3,260.8 million from $3,065.8 million, or a 6.4% increase, primarily driven by increased client demand which led to increased client staff headcount, and an increase in client staff labor as well as improved contract performance. Revenue growth was also driven by an increase in billable expenses, including subcontractors and travel on behalf of our clients.
Cost of Revenue
Cost of revenue increased to $1,534.4 million from $1,432.5 million, or a 7.1% increase. The increase was primarily due to increases in salaries and salary-related benefits of $89.5 million driven by increased headcount and annual base salary increases. Cost of revenue as a percentage of revenue was 47.1% and 46.7% for the six months ended September 30, 2018 and 2017, respectively.
Billable Expenses
Billable expenses increased to $955.8 million from $935.2 million, or a 2.2% increase, primarily attributable to an increase in the use of subcontractors in the current year driven by client demand, as well as an increase in contracts which require the Company to travel and incur direct expenses on behalf of clients over the prior year period. Billable expenses as a percentage of revenue were 29.3% and 30.5% for the six months ended September 30, 2018 and 2017, respectively.
General and Administrative Expenses
General and administrative expenses increased to $432.7 million from $407.1 million, or a 6.3% increase, primarily due to increases in salaries and salary-related benefits of $12.4 million, driven by an increase in headcount growth as well as annual base salary increases, and an increase in professional fees of $3.7 million. General and administrative expenses as a percentage of revenue were 13.3% for both the six months ended September 30, 2018 and 2017, respectively.
Depreciation and Amortization
Depreciation and amortization increased to $32.6 million from $31.5 million, or a 3.4% increase, primarily due to increases in depreciation expense resulting from the effects of higher capital expenditures in fiscal 2018.
Interest Expense
Interest expense increased to $45.3 million from $39.7 million, or a 14.1% increase, primarily as a result of increases in interest expense related to our term loans, and the Senior Notes.
Income Tax Expense
Income tax expense decreased to $60.3 million from $73.1 million, or a 17.5% decrease. The effective tax rate decreased to 23.5% from 33.6% primarily due to the 2017 Tax Act's reduction of the U.S. federal corporate tax rate.

Liquidity and Indebtedness
The following table presents selected financial information as of September 30, 2018 and March 31, 2018 and for the first six months of fiscal 2019 and 2018:

	September 30, 2018	March 31, 2018
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$342,586	$286,958
Total debt	1,786,799	1,818,579

	Six Months Ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)
	(In thousands)
Net cash provided by operating activities	$274,567	$178,062
Net cash used in investing activities	(39,692)	(37,193)
Net cash used in financing activities	(179,247)	(28,243)
Total increase in cash and cash equivalents	$55,628	$112,626
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
Accounts receivable is the principal component of our working capital and is generally driven by revenue growth with other short-term fluctuations related to the payment practices of our clients. Our accounts receivable reflects amounts billed to our clients as of each balance sheet date. Our U.S government customers generally pay our invoices within 30 days of the invoice date, while we experience a longer billing and collection cycle with our global commercial customers. At any month-end, we also include in accounts receivable the revenue that was recognized in the preceding month, which is generally billed early in the following month. Finally, we include in accounts receivable amounts related to revenue accrued in excess of amounts billed, primarily on our fixed-price and cost-reimbursable-plus-award-fee contracts. The total amount of our accounts receivable can vary significantly over time, but is generally sensitive to revenue levels and customer mix. Total accounts receivable (billed and unbilled combined, net of allowance for doubtful accounts) days sales outstanding, or DSO, which we calculate by dividing total accounts receivable by revenue per day during the relevant fiscal quarter, was 70 as of September 30, 2018 and 66 as of March 31, 2018. DSO increased primarily due to delays in the billing and collection of our revenue growth, which includes administrative delays in client payment processing.
Operating Cash Flow
Net cash provided by operations is primarily affected by the overall profitability of our contracts, our ability to invoice and collect cash from clients in a timely manner, our ability to manage our vendor payments and the timing of cash paid for income taxes. Continued uncertainty in global economic conditions may also affect our business as customers and suppliers may decide to downsize, defer, or cancel contracts, which could negatively affect the operating cash flows. Net cash provided by operations was $274.6 million in the six months ended September 30, 2018 compared to $178.1 million in the prior year period. The increase in operating cash flows was primarily due to increased efficiencies related to working capital and increased operating cash that aligns with net income growth over the same period.
Investing Cash Flow
Net cash used in investing activities was $39.7 million in the six months ended September 30, 2018 compared to $37.2 million in the prior year period, or a 6.7% increase. The increase in net cash used in investing activities was due to an increase in capital expenditures over the prior year period primarily related to software purchased and developed for clients and for operating performance.
Financing Cash Flow
Net cash used in financing activities was $179.2 million in the six months ended September 30, 2018 compared to $28.2 million in the prior year period. The increase in net cash used in financing activities was primarily due to net proceeds of $343.3 million received in fiscal 2018 from the issuance of the Senior Notes. This was partially offset by $130.0 million in net borrowings on the Revolving Credit Facility in the prior period as well as a $70.1 million decrease in share repurchases compared to the prior period.
Dividends and Share Repurchases
On October 29, 2018, the Company announced a regular quarterly cash dividend in the amount of $0.19 per share. The quarterly dividend is payable on November 30, 2018 to stockholders of record on November 14, 2018.
The following table summarizes the cash distributions recognized in the condensed consolidated statement of cash flows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Quarterly dividends (1)	$27,218	$25,454	$54,660	$50,866
Dividend equivalents (2)	—	—	267	890
Total distributions	$27,218	$25,454	$54,927	$51,756

(1) Amounts represent quarterly dividends of $0.19 per share and $0.17 per share that were declared and paid during fiscal 2019 and fiscal 2018, respectively.
(2) Dividend equivalents are distributions made to option holders equal to the previously declared special dividends.
On December 12, 2011, the Board of Directors authorized the repurchase of up to $30.0 million of shares. On January 27, 2015, the share repurchase authorization was increased to $180.0 million. On January 25, 2017, the Board of Directors approved an increase to share repurchase authorization from $180.0 million to $410.0 million. On November 2, 2017, the Board of Directors approved an increase to our share repurchase authorization from $410.0 million to up to $610.0 million. On May 24, 2018, the Board of Directors approved an increase to our share repurchase authorization from $610.0 million to up to $910.0 million. The Company may repurchase shares pursuant to the program by means of open market repurchases, directly negotiated repurchases or through agents acting pursuant to negotiated repurchase agreements. During the first and second quarters of fiscal 2019, the Company purchased 1.9 million shares of the Company's Class A Common Stock for an aggregate of $85.4 million. Following the aforementioned repurchases, as of September 30, 2018, the Company had $412.5 million remaining under the repurchase program.
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
Indebtedness
On July 23, 2018 (the "Amendment Effective Date"), Booz Allen Hamilton Inc. ("Booz Allen Hamilton") and Booz Allen Hamilton Investor Corporation ("Investor"), and certain wholly-owned subsidiaries of Booz Allen Hamilton, entered into the Sixth Amendment (the "Sixth Amendment") to the Credit Agreement (as amended, the "Credit Agreement"), dated as of July 31, 2012 among Booz Allen Hamilton, Investor, certain wholly-owned subsidiaries of Booz Allen Hamilton and Bank of America, N.A., as Administrative Agent and Collateral Agent and the other lenders and financial institutions from time to time party thereto (as previously amended by the First Amendment to Credit Agreement, dated as of August 16, 2013, the Second Amendment to the Credit Agreement, dated as of May 7, 2014, the Third Amendment to the Credit Agreement, dated as of July 13, 2016, the Fourth Amendment to the Credit Agreement, dated as of February 6, 2017, and the Fifth Amendment to the Credit Agreement, dated as of March 7, 2018). The Sixth Amendment provides for a new delayed draw (the "Delayed Draw Facility") on the tranche A term loan ("Term Loan A") facility in the amount of up to $400.0 million and extended the maturity of the Term Loan A and the revolving credit facility (the "Revolving Credit Facility") to July 2023. Additionally, the Sixth Amendment reduced the interest rate spread applicable to the Term Loan A and the Revolving Credit Facility from a range of 1.50% to 2.25% to a range of 1.25% to 2.00% based on consolidated net total leverage. The interest rate applicable to the Term Loan B ("Term Loan B" and, together with Term Loan A, the "Term Loans") remained unchanged.
Prior to the Sixth Amendment, approximately $1,079.5 million was outstanding under Term Loan A. Pursuant to the Sixth Amendment, certain lenders converted their existing Term Loan A loans into a new tranche of Term Loan A loans in an aggregate amount, along with Term Loan A loans advanced by certain new lenders, of approximately, $1,479.5 million, up to $400.0 million of which will be available as the Delayed Draw Facility. The Delayed Draw Facility is accessible for nine months from the Amendment Effective Date (the "Delayed Draw Availability Period"). The Company is able to draw on the facility up to two times during the Delayed Draw Availability Period with a minimum of $100.0 million per draw. The proceeds from the new lenders were used to prepay in full all of the existing Term A Loans that were not converted into the new Term Loan A. The proceeds of Delayed Draw Facility will be used for general corporate purposes and other purposes not prohibited by the Credit Agreement.
Prior to the Sixth Amendment, $500.0 million was available under the Revolving Credit Facility. Pursuant to the Sixth Amendment, certain lenders under the Credit Agreement converted their existing revolving commitments into a new tranche of revolving commitments (the "New Revolving Commitments" and the revolving credit loans made thereunder, the "New Revolving Loans") in an aggregate amount, along with the New Revolving Commitments of certain new lenders, of $500.0 million.

As of September 30, 2018, the Credit Agreement provided Booz Allen Hamilton with a $1,064.7 million Term Loan A, a $400.0 million Delayed Draw Facility, a $393.0 million Term Loan B, and $500.0 million in New Revolving Commitments with a sub-limit for letters of credit of $100.0 million. As of September 30, 2018, the maturity date of Term Loan A and the termination date for the Revolving Credit Facility was July 23, 2023 and the maturity date of Term Loan B was June 30, 2023. Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement are secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement and related documentation. Subject to specified conditions, without the consent of the then-existing lenders (but subject to the receipt of commitments), the Term Loans or the Revolving Credit Facility may be expanded (or a new term loan facility or revolving credit facility added to the existing facilities) by up to (i) the greater of (x) $627 million and (y) 100% of consolidated EBITDA of Booz Allen Hamilton, as of the end of the most recently ended four quarter period for which financial statements have been delivered pursuant to the Credit Agreement plus (ii) the aggregate principal amount under which pro forma consolidated net secured leverage remains less than or equal to 3.50:1.00.
At Booz Allen Hamilton's option, borrowings under the Secured Credit Facility bear interest based either on LIBOR (adjusted for maximum reserves, and subject to a floor of zero) for the applicable interest period or, a base rate equal to the highest of (x) the administrative agent’s prime corporate rate, (y) the overnight federal funds rate plus 0.50% and (z) three-month LIBOR (adjusted for maximum reserves, and subject to a floor of zero) plus 1.00%), in each case plus an applicable margin, payable at the end of the applicable interest period and in any event at least quarterly. The applicable margin for Term Loan A and borrowings under the Revolving Credit Facility ranges from 1.25% to 2.00% for LIBOR loans and 0.25% to 1.00% for base rate loans, in each case based on Booz Allen Hamilton’s consolidated total net leverage ratio. The applicable margin for Term Loan B is 2.00% for LIBOR loans and 1.00% for base rate loans. Unused commitments under the Revolving Credit Facility are subject to a quarterly fee ranging from 0.20% to 0.35% based on Booz Allen Hamilton’s consolidated total net leverage ratio.
Booz Allen Hamilton occasionally borrows under our Revolving Credit Facility in anticipation of cash demands. During the first quarter of fiscal 2019, Booz Allen Hamilton accessed a total of $70.0 million of its $500.0 million Revolving Credit Commitments. As of September 30, 2018 and March 31, 2018, there were no amounts outstanding under the Revolving Credit Facility.
The Credit Agreement requires quarterly principal payments of 1.25% of the stated principal amount of Term Loan A until maturity and quarterly principal payments of 0.25% of the stated principal amount of Term Loan B until maturity.
Booz Allen Hamilton also has agreed to pay customary letter of credit and agency fees. As of September 30, 2018 and March 31, 2018, Booz Allen Hamilton was contingently liable under open standby letters of credit and bank guarantees issued by its banks in favor of third parties that totaled $9.3 million and $6.3 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At September 30, 2018 and March 31, 2018, approximately $1.0 million and $1.4 million, respectively, of these instruments reduced the available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $15.0 million facility established in fiscal 2015 of which $6.7 million and $10.1 million, respectively, was available to Booz Allen Hamilton at September 30, 2018 and March 31, 2018. As of September 30, 2018, Booz Allen Hamilton had $499.0 million of capacity available for additional borrowings under the Revolving Credit Facility.
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants include limitations on the following, in each case subject to certain exceptions: (i) indebtedness and liens; (ii) mergers, consolidations or amalgamations, liquidations, wind-ups or dissolutions, and disposition of all or substantially all assets; (iii) dispositions of property; (iv) restricted payments; (v) investments; (vi) transactions with affiliates; (vii) change in fiscal periods; (viii) negative pledges; (ix) restrictive agreements; (x) line of business; and (xi) speculative hedging. The events of default include the following, in each case subject to certain exceptions: (a) failure to make required payments under the Secured Credit Facility; (b) material breaches of representations or warranties under the Secured Credit Facility; (c) failure to observe covenants or agreements under the Secured Credit Facility; (d) failure to pay or default under certain other material indebtedness; (e) bankruptcy or insolvency; (f) certain Employee Retirement Income Security Act, or ERISA events; (g) certain material judgments; (h) actual or asserted invalidity of the Guarantee and Collateral Agreements or the other security documents or failure of the guarantees or perfected liens thereunder; and (i) a change of control. In addition, we are required to meet certain financial covenants at each quarter end, namely Consolidated Net Total Leverage and Consolidated Net Interest Coverage Ratios. As of September 30, 2018 and March 31, 2018, we were compliant with these covenants.

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
Borrowings under the Term Loans and, if used, the Revolving Credit Facility, incur interest at a variable rate. In accordance with Booz Allen Hamilton's risk management strategy, between April 6, 2017 and May 24, 2017, Booz Allen Hamilton executed a series of interest rate swaps. As of September 30, 2018, Booz Allen Hamilton had interest rate swaps with an aggregate notional amount of $450 million. These instruments hedge the variability of cash outflows for interest payments on the floating portion of the term loan debt. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense (See Note 9 in our condensed consolidated financial statements).
Capital Structure and Resources
Our stockholders’ equity amounted to $646.3 million as of September 30, 2018, an increase of $83.8 million compared to stockholders’ equity of $562.5 million as of March 31, 2018. The increase was primarily due to net income of $196.9 million in the six months ended September 30, 2018, stock-based compensation expense of $13.3 million, and stock option exercises of $8.5 million, partially offset by 89.2 million increase in treasury stock resulting from the repurchase of shares of our Class A Common Stock and $54.7 million in quarterly dividend payments during the six months ended September 30, 2018.

Off-Balance Sheet Arrangements
As of September 30, 2018, we did not have any material off-balance sheet arrangements.
Capital Expenditures
Since we do not own any of our facilities, our capital expenditure requirements primarily relate to the purchase of computers, business systems, furniture, and leasehold improvements to support our operations. Direct facility and equipment costs billed to clients are not treated as capital expenses. Our capital expenditures for the six months ended September 30, 2018 and 2017 were $39.7 million and $37.0 million, respectively, and the majority of such capital expenditures related to software purchased and developed, facilities infrastructure, equipment, and information technology. The increase in capital expenditures over the prior year period primarily related to software purchased and developed for clients and for operating performance. Expenditures for facilities infrastructure and equipment are generally incurred to support new and existing programs across our business. We also incur capital expenditures for information technology to support programs and general enterprise information technology infrastructure.
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
We established a Rabbi trust to provide for the payment of benefits under our non-qualified deferred compensation plan that became effective in the first quarter of fiscal 2019. As of September 30, 2018, fund assets totaled $3.2 million which include mutual fund investments that are subject to fluctuations in market prices and interest rates. Cash distributions made to plan participants are recognized as operating cash flows in the condensed consolidated statement of cash flows and have the effect of lowering both fund assets and the corresponding fund liabilities on a one-for-one basis. Changes in fair value on fund liabilities offset the changes in fair value of fund assets, and changes in fair value on both fund assets and fund liabilities are recognized in earnings on our condensed consolidated statements of operations. See Notes 12 and 16 to our condensed consolidated financial statements for further discussion.
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
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of September 30, 2018 and March 31, 2018, there were no material amounts accrued in the condensed consolidated financial statements related to these proceedings.
Six former officers and stockholders who had departed the Company prior to the acquisition of the Company by the Carlyle Group (the "Carlyle Acquisition") have filed a total of nine suits in various jurisdictions, with original filing dates ranging from July 3, 2008 through December 15, 2009, against us and certain of our current and former directors and officers. Three of these suits were amended on July 2, 2010 and then further amended into one consolidated complaint on September 7, 2010. Another two of the original nine suits were consolidated into one complaint on September 24, 2014. Each of the suits arises out of the Carlyle Acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the Carlyle Acquisition. Some of the suits also allege that the acquisition price paid to stockholders was insufficient. The various suits assert claims for breach of contract, tortious interference with contract, breach of fiduciary duty, civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations, violations of ERISA, and/or securities and common law fraud. Three of these suits have been dismissed with all appeals exhausted. The two suits that were consolidated into one action on September 24, 2014 were settled on April 16, 2015. One of the remaining suits has been dismissed by the United States District Court for the Southern District of California and such dismissal was upheld by the United States Court of Appeals for the Ninth Circuit. The plaintiff in this suit subsequently filed a Petition for Writ of Certiorari to the United States Supreme Court, which was denied by the United States Supreme Court on January 9, 2017. The other three remaining suits that were previously consolidated on September 7, 2010 have been dismissed by the United States District Court for the Southern District of New York and were on appeal before the United States Court of Appeals for the Second Circuit. On July 13, 2017, the United States Court of Appeals for the Second Circuit affirmed the ruling of the United States District Court for the Southern District of New York, except for one plaintiff’s securities fraud claim, which was remanded to the United States District Court for the Southern District of New York to give the plaintiff, Paul Kocourek leave to file another amended complaint to attempt to plead a securities fraud claim. On April 6, 2018, the plaintiff filed an amended complaint in which Mr. Kocourek, individually, as Trustee of the Paul Kocourek Trust and on behalf of a putative class, alleges that the Company and certain former officers and directors violated Sections 10(b), 20(a) and 14(e) of the Exchange Act. On April 25, 2018, the court entered an order postponing the deadline within which the defendants must answer or move to dismiss the amended complaint. A lead plaintiff has not been appointed. On August 2, 2018, the defendants filed a motion to dismiss the amended complaint. On September 17, 2018, the plaintiff filed an opposition to the defendants’ motion to dismiss the amended complaint. The defendants filed their reply to plaintiff's opposition on October 17, 2018.
As of September 30, 2018, the aggregate alleged damages that will be sought in the remaining suit is unknown. As of September 30, 2018, although the outcome of any of these cases is inherently uncertain and may be materially adverse, based on current information, we do not expect them to have a material adverse effect on our financial condition and results of operations.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table shows the share repurchase activity during the three months ended September 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2018	669,857	$44.79	669,857	$423,663,162
August 2018	231,018	$48.16	231,018	$412,538,447
September 2018	—	$—	—	$412,538,447
Total	900,875		900,875

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

10.1
Sixth Amendment to Credit Agreement, dated as of July 23, 2018, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC, SDI Technology Corporation, eGov Holdings, Inc. and Aquilent, Inc. as Guarantors, Bank of America, N.A., as Administrative Agent and Collateral Agent and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 24, 2018 (File No. 001-34972))

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

101
The following materials from Booz Allen Hamilton Holding Corporation’s Quarterly Report on Form 10-Q for the three and six months ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2018 and March 31, 2018; (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2018 and 2017; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2018 and 2017; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2018 and 2017; and (v) Notes to Condensed Consolidated Financial Statements.

___________________________________

*	Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Booz Allen Hamilton Holding Corporation
Registrant

Date: October 29, 2018	By:	/s/ Lloyd W. Howell, Jr.
Lloyd W. Howell, Jr. Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)