Form 10-Q
period 2018-12-31
Booz Allen Hamilton Holding Corp
filed 2019-02-01
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
 ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018

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
___________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer		Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of January 29, 2019
Class A Common Stock	140,081,705
Class B Non-Voting Common Stock	—
Class C Restricted Common Stock	—
Class E Special Voting Common Stock	—

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2018	March 31, 2018
	(Unaudited)
	(Amounts in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$211,859	$286,958
Accounts receivable, net of allowance	1,322,097	1,133,705
Prepaid expenses and other current assets	127,910	71,309
Total current assets	1,661,866	1,491,972
Property and equipment, net of accumulated depreciation	153,720	152,364
Intangible assets, net of accumulated amortization	287,490	278,504
Goodwill	1,581,160	1,581,146
Other long-term assets	113,741	102,633
Total assets	$3,797,977	$3,606,619
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$57,924	$63,100
Accounts payable and other accrued expenses	615,618	557,559
Accrued compensation and benefits	297,785	282,750
Other current liabilities	133,096	125,358
Total current liabilities	1,104,423	1,028,767
Long-term debt, net of current portion	1,715,367	1,755,479
Other long-term liabilities	302,932	259,882
Total liabilities	3,122,722	3,044,128
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock, Class A — $0.01 par value — authorized, 600,000,000 shares; issued, 159,273,352 shares at December 31, 2018 and 158,028,673 shares at March 31, 2018; outstanding, 140,971,874 shares at December 31, 2018 and 143,446,539 shares at March 31, 2018	1,593	1,580
Treasury stock, at cost — 18,301,478 shares at December 31, 2018 and 14,582,134 shares at March 31, 2018	(633,724)	(461,457)
Additional paid-in capital	387,651	346,958
Retained earnings	937,663	690,516
Accumulated other comprehensive loss	(17,928)	(15,106)
Total stockholders’ equity	675,255	562,491
Total liabilities and stockholders’ equity	$3,797,977	$3,606,619
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
	(Amounts in thousands, except per share data)		(Amounts in thousands, except per share data)
Revenue	$1,663,112	$1,470,709	$4,923,957	$4,536,524
Operating costs and expenses:
Cost of revenue	750,680	678,574	2,285,062	2,111,058
Billable expenses	510,047	443,015	1,465,831	1,378,235
General and administrative expenses	222,673	203,946	655,410	611,008
Depreciation and amortization	17,780	16,701	50,359	48,196
Total operating costs and expenses	1,501,180	1,342,236	4,456,662	4,148,497
Operating income	161,932	128,473	467,295	388,027
Interest expense	(22,036)	(20,604)	(67,357)	(60,309)
Other income (expense), net	373	(1,370)	(2,415)	(3,849)
Income before income taxes	140,269	106,499	397,523	323,869
Income tax expense	8,232	31,572	68,569	104,683
Net income	$132,037	$74,927	$328,954	$219,186
Earnings per common share (Note 4):
Basic	$0.92	$0.51	$2.29	$1.48
Diluted	$0.92	$0.51	$2.27	$1.46

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
	(Amounts in thousands)		(Amounts in thousands)
Net income	$132,037	$74,927	$328,954	$219,186
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on derivatives designated as cash flow hedges	(7,058)	2,052	(4,100)	1,418
Change in postretirement plan costs	447	363	1,278	1,087
Total other comprehensive income (loss), net of tax	(6,611)	2,415	(2,822)	2,505
Comprehensive income	$125,426	$77,342	$326,132	$221,691

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended December 31,
	2018	2017
	(Amounts in thousands)
Cash flows from operating activities
Net income	$328,954	$219,186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,359	48,196
Stock-based compensation expense	23,231	16,797
Excess tax benefits from stock-based compensation	(6,829)	(10,250)
Amortization of debt issuance costs and loss on extinguishment	8,150	4,003
Losses on dispositions	408	—
Changes in assets and liabilities:
Accounts receivable	(188,392)	(46,370)
Prepaid expenses and other current assets	(51,264)	7,310
Other long-term assets	34,796	(4,108)
Accrued compensation and benefits	22,670	12,016
Accounts payable and other accrued expenses	62,740	(18,435)
Accrued interest	(2,666)	4,130
Other current liabilities	6,146	(8,744)
Other long-term liabilities	(5,100)	23,189
Net cash provided by operating activities	283,203	246,920
Cash flows from investing activities
Purchases of property, equipment, and software	(58,076)	(63,067)
Payments for business acquisitions, net of cash acquired	(20)	(19,113)
Insurance proceeds received for damage to equipment	—	810
Net cash used in investing activities	(58,096)	(81,370)
Cash flows from financing activities
Proceeds from issuance of common stock	8,104	6,322
Stock option exercises	9,371	9,925
Repurchases of common stock	(181,413)	(199,010)
Cash dividends paid	(81,808)	(75,748)
Dividend equivalents paid to option holders	(267)	(890)
Repayment of debt	(116,031)	(262,363)
Proceeds from debt issuance	62,072	428,292
Payment on contingent liabilities from acquisition	(234)	—
Net cash used in financing activities	(300,206)	(93,472)
Net (decrease) increase in cash and cash equivalents	(75,099)	72,078
Cash and cash equivalents––beginning of period	286,958	217,417
Cash and cash equivalents––end of period	$211,859	$289,495
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$62,067	$48,044
Income taxes	$77,475	$114,782
Supplemental disclosures of non-cash investing and financing activities
Noncash financing activities	$3,033	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
1. BUSINESS OVERVIEW
Organization
Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or the Company, we, us, and our, was incorporated in Delaware in May 2008. The Company provides management and technology consulting, engineering, analytics, digital solutions, mission operations, and cyber expertise to U.S. and international governments, major corporations, and not-for-profit organizations. The Company reports operating results and financial data in one reportable segment. The Company is headquartered in McLean, Virginia, with approximately 25,800 employees as of December 31, 2018.
2. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, or SEC, and should be read in conjunction with the information contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2018. The interim period unaudited condensed consolidated financial statements are presented as described below. Certain information and disclosures normally required for annual financial statements have been condensed or omitted pursuant to GAAP and SEC rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation of the results of the interim period presented have been included. The Company’s fiscal year ends on March 31 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31. The results of operations for the nine months ended December 31, 2018 are not necessarily indicative of results to be expected for the full fiscal year.
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
Recently Adopted Accounting Standards
The Company has completed its assessment for the tax effects of the Tax Cuts and Jobs Act, or the 2017 Tax Act, under the guidance of Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, or SAB 118, during the three months ended December 31, 2018. The Company recorded adjustments to previously recognized provisional estimates primarily related to the re-measurement effects on certain deferred tax balances. The completion of its assessment resulted in a reduction in the provision for income taxes during the third quarter of fiscal 2019. See Note 10 to the consolidated financial statements for further information regarding the impact of the 2017 Tax Act during the third quarter of fiscal 2019.
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The amendments set forth certain presentation requirements, including that such analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed with all significant reconciling items described by appropriate captions with contributions from and distributions to owners shown separately. The amendments became effective on November 5, 2018 and did not have a material effect on the Company's consolidated financial statements for the fiscal quarter ended December 31, 2018. According to the SEC’s Questions and Answers of General Applicability Question 105.09 dated September 25, 2018 and updated October 4, 2018, the SEC would not object if the filer’s first presentation of the changes in stockholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments. The Company will first present such changes beginning with the first quarter of fiscal 2020.
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
For more information on the notable impacts of the adoption of Topic 606 on the Company's accounting policies, practices, estimates, and significant judgments, refer to the Company's Annual Report on Form 10-K for the year ended March 31, 2018 and Note 3, Revenue.
The Company also retrospectively adopted ASU 2017-07, which changed the presentation of net periodic benefit cost components on the condensed consolidated statement of operations. Under this guidance, the service cost component of net periodic benefit cost continues to be presented consistent with other employee compensation costs and within operating income, while the remaining components of net periodic benefit costs are excluded from operating income. As a result, $1.9 million and $5.7 million of net periodic benefit costs related to non-service components, for the three and nine months ended December 31, 2017 respectively, were reclassified to Other income (expense), net in the condensed consolidated statement of operations in the third quarter of fiscal 2018.
The Company's previously issued condensed consolidated financial statements have been adjusted for the retrospective adoption of both Topic 606 and ASU 2017-07, as summarized in the following table:

	Three Months Ended December 31, 2017				Nine Months Ended December 31, 2017
	Effect of Adoption				Effect of Adoption
	As Reported	Topic 606	ASU 2017-07	As Adjusted	As Reported	Topic 606	ASU 2017-07	As Adjusted
Revenue	$1,499,914	$(29,205)	$—	$1,470,709	$4,535,569	$955	$—	$4,536,524
Operating income	118,087	8,486	1,900	128,473	384,037	(1,713)	5,703	388,027
Income before income taxes	98,013	8,486	—	106,499	325,582	(1,713)	—	323,869
Net income	$69,773	$5,154	$—	$74,927	$220,226	$(1,040)	$—	$219,186
Earnings per common share (Note 4):
Basic	$0.48	$0.03	$—	$0.51	$1.49	$(0.01)	$—	$1.48
Diluted	$0.47	$0.04	$—	$0.51	$1.47	$(0.01)	$—	$1.46

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
A dedicated implementation team continues to make progress toward completing the evaluation of the impact of the new standard. The Company's assessment efforts to date have included reviewing the provisions of Topic 842, gathering information to evaluate its lease population and portfolio, evaluating the nature of real and personal property and other arrangements that may meet the definition of a lease, designing and implementing one-time implementation controls as well as new post-adoption lease processes and controls, implementing a new lease accounting software solution, and evaluating certain accounting policy elections. The Company anticipates finalizing its accounting policy, accounting software, systems and process modifications during the fourth quarter of fiscal 2019. The Company intends to elect certain practical expedients provided under Topic 842, including the option not to apply lease recognition for short–term leases; an election to not separate lease from non-lease components; and a package of practical expedients such that, upon the initial adoption of Topic 842, the Company will not reassess whether expired or existing contracts contain leases, the lease classification for expired or existing leases, nor will the Company reassess initial direct costs for expired or existing leases.
The Company expects that upon adoption it will recognize a material right-of-use asset and lease liability on the balance sheet. The Company does not expect the standard to have any other material impact on the consolidated financial statements. Adoption of the standard is not expected to impact the Company’s ability to comply with the financial covenants as defined in the Credit Agreement as discussed further in Note 8. The Company is continuing to refine its processes in order to meet the accounting and disclosure requirements upon adoption of Topic 842 in the first quarter of fiscal 2020.
Other accounting and reporting pronouncements issued after December 31, 2018 and through the filing date are not expected to have a material impact on the Company's condensed consolidated financial statements.
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
Contract Estimates
Many of our contracts recognize revenue under a contract cost-based input method and require an Estimate-at-Completion (EAC) process, which management uses to review and monitor the progress towards the completion of our performance obligations. Under this process, management considers various inputs and assumptions related to the EAC, including, but not limited to, progress towards completion, labor costs and productivity, material and subcontractor costs, and identified risks. Estimating the total cost at completion of performance obligations is subjective and requires management to make assumptions about future activity and cost drivers under the contract. Changes in these estimates can occur for a variety of reasons and, if significant, may impact the profitability of the Company’s contracts. Changes in estimates related to contracts accounted for under the EAC process are recognized in the period when such changes are made on a cumulative catch-up basis. If the estimate of contract profitability indicates an anticipated loss on a contract, the Company recognizes the total loss at the time it is identified. For each of the the three and nine month periods ended December 31, 2018 and 2017, the aggregate impact of adjustments in contract estimates was not material.
Performance Obligations
Remaining performance obligations represent the transaction price of exercised contracts for which work has not yet been performed, irrespective of whether funding has or has not been authorized and appropriated as of the date of exercise. Remaining performance obligations do not include negotiated but unexercised options or the unfunded value of expired contracts.
As of December 31, 2018, the Company had $6.2 billion of remaining performance obligations and we expect to recognize more than half of the remaining performance obligations as revenue over the next 12 months, and approximately three quarters over the next 24 months. The remainder is expected to be recognized thereafter.
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

•	Time-and-Materials Contracts: Under contracts in this category, we are paid a fixed hourly rate for each direct labor hour expended, and we are reimbursed for billable material costs and billable out-

of-pocket expenses inclusive of allocable indirect costs. We assume the financial risk on time-and-materials contracts because our costs of performance may exceed negotiated hourly rates.

•
Fixed-Price Contracts: Under a fixed-price contract, we agree to perform the specified work for a predetermined price. To the extent our actual direct and allocated indirect costs decrease or increase from the estimates upon which the price was negotiated, we will generate more or less profit, respectively, or could incur a loss.

The table below presents the total revenue for each type of contract:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2018		2017		2018		2017
Cost-reimbursable	$901,660	54%	$740,069	50%	$2,612,938	53%	$2,305,983	51%
Time-and-materials	376,368	23%	372,935	26%	1,172,461	24%	1,139,749	25%
Fixed-price	385,084	23%	357,705	24%	1,138,558	23%	1,090,792	24%
Total Revenue	$1,663,112	100%	$1,470,709	100%	$4,923,957	100%	$4,536,524	100%
Revenue by Customer Type:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2018		2017		2018		2017
U.S. government:
Defense Clients	$767,340	46%	$665,827	45%	$2,280,892	46%	$2,084,092	46%
Intelligence Clients	378,043	23%	360,053	24%	1,161,256	24%	1,108,058	24%
Civil Clients	444,661	27%	392,249	27%	1,297,823	26%	1,200,943	27%
Total U.S. government	1,590,044	96%	1,418,129	96%	4,739,971	96%	4,393,093	97%
Global Commercial Clients	73,068	4%	52,580	4%	183,986	4%	143,431	3%
Total Revenue	$1,663,112	100%	$1,470,709	100%	$4,923,957	100%	$4,536,524	100%
Revenue by Whether the Company Acts as a Prime Contractor or a Sub-Contractor:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2018		2017		2018		2017
Prime Contractor	$1,534,912	92%	$1,342,858	91%	$4,524,247	92%	$4,144,107	91%
Sub-contractor	128,200	8%	127,851	9%	399,710	8%	392,417	9%
Total Revenue	$1,663,112	100%	$1,470,709	100%	$4,923,957	100%	$4,536,524	100%
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
The following table summarizes the contract balances recognized on the Company’s condensed consolidated balance sheets:

	December 31, 2018	March 31, 2018
Contract assets:
Current	$789,811	$738,646
Long-term	61,013	59,633
Total	$850,824	$798,279
Contract liabilities:
Advance payments, billings in excess of costs incurred and deferred revenue	$23,034	$27,522
Changes in contract assets and contract liabilities are primarily due to the timing difference between the Company’s performance of services and payments from customers. For the three months ended December 31, 2018 and 2017, we recognized revenue of $1.9 million and $1.6 million, respectively, and for the nine months ended December 31, 2018 and 2017, we recognized revenue of $23.8 million and $15.3 million, respectively, related to our contract liabilities on April 1, 2018 and 2017, respectively. To determine revenue recognized from contract liabilities during the reporting periods, the Company allocates revenue to individual contract liability balances and applies revenue recognized during the reporting periods first to the beginning balances of contract liabilities until the revenue exceeds the balances.

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
The Company currently has outstanding shares of Class A Common Stock. Unvested Class A Restricted Common Stock holders are entitled to participate in non-forfeitable dividends or other distributions. These unvested restricted shares participated in the Company's dividends declared and were paid in the first, second and third quarters of fiscal 2019 and 2018. As such, EPS is calculated using the two-class method whereby earnings are reduced by distributed earnings as well as any available undistributed earnings allocable to holders of unvested restricted shares. A reconciliation of the income used to compute basic and diluted EPS for the periods presented are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Earnings for basic computations (1)	$131,190	$74,255	$326,863	$217,269
Weighted-average common shares outstanding for basic computations	141,890,875	144,942,367	142,539,656	146,580,891
Earnings for diluted computations (1)	$131,195	$74,260	$326,877	$217,285
Dilutive stock options and restricted stock	1,166,025	1,628,250	1,293,230	1,866,357
Weighted-average common shares outstanding for diluted computations	143,056,900	146,570,617	143,832,886	148,447,248
Earnings per common share
Basic	$0.92	$0.51	$2.29	$1.48
Diluted	$0.92	$0.51	$2.27	$1.46
(1) During the three months ended December 31, 2018 and 2017, approximately 0.9 million and 1.3 million participating securities, respectively, were paid dividends totaling $0.2 million in both periods. During the nine months ended December 31, 2018 and 2017, approximately 0.9 million and 1.3 million participating securities, respectively, were paid dividends totaling $0.5 million and $0.6 million, respectively. For the three months ended December 31, 2018 and 2017, there were undistributed earnings of $0.7 million and $0.4 million, respectively, allocated to the participating class of securities in both basic and diluted EPS. For the nine months ended December 31, 2018 and 2017, there were undistributed earnings of $1.6 million and $1.3 million, respectively, allocated to the participating class of securities in both basic and diluted EPS. The allocated undistributed earnings and the dividends paid comprise the difference between net income presented on the condensed consolidated statements of operations and earnings for basic and diluted computations for the three and nine months ended December 31, 2018 and 2017.

The EPS calculation for the three months ended December 31, 2018 and 2017 excludes 0.1 million and 0.4 million options, respectively, as their impact was anti-dilutive. The EPS calculation for the nine months ended December 31, 2018 and 2017 excludes 0.2 million and 0.3 million options, respectively, as their impact was anti-dilutive.
5. ACCOUNTS RECEIVABLE, NET OF ALLOWANCE
Accounts receivable, net of allowance consisted of the following:

	December 31, 2018	March 31, 2018
Current assets
Accounts receivable–billed	$543,355	$395,136
Accounts receivable–unbilled	789,811	738,646
Allowance for doubtful accounts	(11,069)	(77)
Accounts receivable, net of allowance	1,322,097	1,133,705
Other long-term assets
Accounts receivable–unbilled	61,013	59,633
Total accounts receivable, net	$1,383,110	$1,193,338
Unbilled amounts represent revenues for which billings have not been presented to customers at quarter-end or year-end. These amounts are usually billed and collected within one year. Long-term unbilled receivables not anticipated to be billed and collected within one year, which are primarily related to retainage, holdbacks, and long-term rate settlements to be billed at contract closeout, are included in other long-term assets in the accompanying condensed consolidated balance sheets. The Company recognized a (benefit) provision for doubtful accounts (including certain unbilled reserves) of $0.5 million and $(0.2) million for the three months ended December 31, 2018 and 2017, respectively, and $11.2 million and $2.9 million for the nine months ended December 31, 2018 and 2017.
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
6. ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES
Accounts payable and other accrued expenses consisted of the following:

	December 31, 2018	March 31, 2018
Vendor payables	$365,827	$339,993
Accrued expenses	249,791	217,566
Total accounts payable and other accrued expenses	$615,618	$557,559
Accrued expenses consisted primarily of the Company’s reserve related to potential cost disallowance in conjunction with government audits. Refer to Note 18 for further discussion of this reserve.

7. ACCRUED COMPENSATION AND BENEFITS
Accrued compensation and benefits consisted of the following:

	December 31, 2018	March 31, 2018
Bonus	$73,910	$87,817
Retirement	80,793	35,743
Vacation	117,746	131,519
Other	25,336	27,671
Total accrued compensation and benefits	$297,785	$282,750

8. DEBT
Debt consisted of the following:

	December 31, 2018		March 31, 2018
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Term Loan A	4.02%	$1,051,207	3.88%	$1,094,275
Term Loan B	4.52%	392,037	3.88%	395,000
Senior Notes	5.13%	350,000	5.13%	350,000
Less: Unamortized debt issuance costs and discount on debt		(19,953)		(20,696)
Total		1,773,291		1,818,579
Less: Current portion of long-term debt		(57,924)		(63,100)
Long-term debt, net of current portion		$1,715,367		$1,755,479
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
As of December 31, 2018, the Credit Agreement provided Booz Allen Hamilton with a $1,051.2 million Term Loan A, $400.0 million Delayed Draw Facility, a $392.0 million Term Loan B, and $500.0 million in New Revolving Commitments with a sub-limit for letters of credit of $100.0 million. As of December 31, 2018, the maturity date of Term Loan A and the termination date for the Revolving Credit Facility was July 23, 2023 and the maturity date of Term Loan B was June 30, 2023. Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement are secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor, and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement and related documentation. Subject to specified conditions, without the consent of the then-existing lenders (but subject to the receipt of commitments), the Term Loans or New

Revolving Credit Facility may be expanded (or a new term loan facility or revolving credit facility added to the existing facilities) by up to (i) greater of (x) $627 million and (y) 100% of consolidated EBITDA of Booz Allen Hamilton, as of the end of the most recently ended four quarter period for which financial statements have been delivered pursuant to the Credit Agreement plus (ii) the aggregate principal amount under which pro forma consolidated net secured leverage remains less than or equal to 3.50:1.00.
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
Booz Allen Hamilton occasionally borrows under the Revolving Credit Facility in anticipation of cash demands. During the first and second quarters of fiscal 2019, Booz Allen Hamilton accessed a total of $70.0 million of the $500.0 million New Revolving Commitments. As of December 31, 2018 and March 31, 2018, there were no amounts outstanding under the Revolving Credit Facility. On January 30, 2019, Booz Allen Hamilton, Inc. accessed an additional $40.0 million from the Revolving Credit Facility.
The Credit Agreement requires quarterly principal payments of 1.25% of the stated principal amount of Term Loan A until maturity, and quarterly principal payments of 0.25% of the stated principal amount of Term Loan B until maturity.
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants include limitations on the following, in each case subject to certain exceptions: (i) indebtedness and liens, (ii) mergers, consolidations or amalgamations, liquidations, wind-ups or dissolutions, and disposition of all or substantially all assets; (iii) dispositions of property; (iv) restricted payments; (v) investments; (vi) transactions with affiliates; (vii) change in fiscal periods; (viii) negative pledges; (ix) restrictive agreements; (x) line of business; and (xi) speculative hedging. The events of default include the following, in each case subject to certain exceptions: (a) failure to make required payments under the Secured Credit Facility; (b) material breaches of representations or warranties under the Secured Credit Facility; (c) failure to observe covenants or agreements under the Secured Credit Facility; (d) failure to pay or default under certain other material indebtedness; (e) bankruptcy or insolvency; (f) certain Employee Retirement Income Security Act, or ERISA events; (g) certain material judgments; (h) actual or asserted invalidity of the Guarantee and Collateral Agreements or the other security documents or failure of the guarantees or perfected liens thereunder; and (i) a change of control. In addition, Booz Allen Hamilton is required to meet certain financial covenants at each quarter end, namely Consolidated Net Total Leverage and Consolidated Net Interest Coverage Ratios. As of December 31, 2018 and March 31, 2018, Booz Allen Hamilton was in compliance with all financial covenants associated with its debt and debt-like instruments.
Senior Notes
On April 25, 2017, Booz Allen Hamilton issued $350 million aggregate principal amount of its 5.125% Senior Notes (the "Senior Notes"), under an Indenture, dated as of April 25, 2017, among Booz Allen Hamilton, certain subsidiaries of Booz Allen Hamilton, as guarantors (the "Subsidiary Guarantors"), and Wilmington Trust, National Association, as trustee (the "Trustee"), as supplemented by the First Supplemental Indenture, dated as of April 25, 2017, among Booz Allen Hamilton, the Subsidiary Guarantors and the Trustee. Each of Booz Allen Hamilton's existing and future domestic restricted subsidiaries that guarantee its obligations under the Secured Credit Facility and certain other indebtedness will guarantee the Senior Notes on a senior unsecured basis. Interest is payable semi-annually on May 1 and November 1 of each year, beginning on November 1, 2017, and principal is due at maturity on May 1, 2025. In connection with the Senior Notes, the Company recognized $6.7 million of issuance costs, which were recorded as an offset against the carrying value of debt and will be amortized to interest expense over the term of the Senior Notes. During fiscal 2019, interest payments of $17.9 million were made for the Senior Notes.

Borrowings under the Term Loans and, if used, the Revolving Credit Facility, incur interest at a variable rate. In accordance with Booz Allen Hamilton’s risk management strategy, Booz Allen Hamilton executed a series of interest rate swaps. As of December 31, 2018, Booz Allen Hamilton had interest rate swaps with an aggregate notional amount of $600 million. These instruments hedge the variability of cash outflows for interest payments on the floating portion of the term loan debt. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense (See Note 9 in our condensed consolidated financial statements).
Interest on debt and debt-like instruments consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Term Loan A Interest Expense	$10,336	$9,198	$31,523	$27,369
Term Loan B Interest Expense	4,318	3,493	12,350	10,284
Interest on Revolving Credit Facility	—	43	61	242
Senior Notes Interest Expense	4,484	4,485	13,453	12,258
Deferred Payment Obligation Interest (1)	2,000	2,000	6,015	6,022
Amortization of Debt Issuance Cost (DIC) and Original Issue Discount (OID) (2)	1,230	1,370	3,848	4,003
Other	(332)	15	107	131
Total Interest Expense	$22,036	$20,604	$67,357	$60,309
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

9. DERIVATIVES
The Company utilizes derivative financial instruments to manage interest rate risk related to its variable rate debt. The Company’s objectives in using these interest rate derivatives, which were designated as cash flow hedges, are to manage its exposure to interest rate movements and reduce volatility of interest expense. During the third quarter of fiscal 2019, the Company entered into three forward starting floating-to-fixed interest rate swap agreements with three financial institutions with a start date of April 30, 2019 with an aggregate notional amount of $150 million. The aggregate notional amount of all interest rate swap agreements increased to $600 million as of December 31, 2018. The swaps have staggered maturities, ranging from June 30, 2021 to June 30, 2023. These swaps mature within the last tranche of the Company's floating rate debt (July 23, 2023).
The floating-to-fixed interest rate swaps involve the exchange of variable interest amounts from a counterparty for the Company making fixed-rate interest payments over the life of the agreements without exchange of the underlying notional amount and effectively converting a portion of the variable rate debt into fixed interest rate debt.
Derivative instruments are recorded in the condensed consolidated balance sheet on a gross basis at estimated fair value. As of December 31, 2018, $2.5 million, $3.3 million, $0.5 million, and $2.9 million were classified as other current assets, other long-term assets, other current liabilities, and other long-term liabilities, respectively, on the condensed consolidated balance sheet. As of March 31, 2018, $0.7 million and $7.2 million were classified as other current assets and other long-term assets, respectively, on the condensed consolidated balance sheet.
For interest rate swaps designated as cash flow hedges, the changes in the fair value of derivatives is recorded in Accumulated Other Comprehensive Income, or AOCI, net of taxes, and is subsequently reclassified into interest expense in the period that the hedged forecasted interest payments are made on the Company's variable-rate debt. For the three and nine months ended December 31, 2018, a $6.7 million and $3.7 million loss, respectively, was recognized in AOCI and $0.4 million was reclassified as interest expense for both periods. For the three and nine months ended December 31, 2017, a $2.1 million and $1.4 million gain, respectively, was recognized in AOCI, and there were no amounts reclassified as interest expense. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. As of December 31, 2018, there was no ineffectiveness recognized in earnings.
Over the next 12 months, the Company estimates that $2.0 million will be reclassified as a decrease to interest expense. Cash flows associated with periodic settlements of interest rate swaps will be classified as operating activities in the condensed consolidated statement of cash flows.
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

10. INCOME TAXES

The 2017 Tax Act was enacted on December 22, 2017. It reduced the U.S. federal corporate tax rate from 35.0% to 21.0% effective January 1, 2018. During the three months ended December 31, 2018, the Company completed its assessment for the income tax effects of the 2017 Tax Act, including true up to all provisional amounts previously recorded, within the allowed one-year measurement period provided for under SAB 118. For the adjustments to previously recorded provisional estimates, such as the acceleration of depreciation and the limitation on the deductibility of certain executive compensation, the Company has determined the amounts recognized of such items to be immaterial. Other than the matters discussed below, the Company has not made any additional adjustments to fiscal 2018 provisional amounts during the nine months ended December 31, 2018.
On October 19, 2018, the Company received written consent from the IRS in response to its application for a change in accounting method filed on March 29, 2018. This method change was a non-automatic change related to the Company’s recognition of revenue for income tax purposes associated with its unbilled receivables for which the tax impact could not be recorded until IRS approval had been granted. Because the change in method relates back to March 31, 2018, the Company recognized a discrete measurement-period reduction to deferred income tax expense of $29.0 million during the third quarter of fiscal 2019. The Company has incorporated this method change in its fiscal 2018 federal and state income tax returns. The Company also remeasured certain other immaterial deferred tax assets and liabilities based on the U.S. federal corporate tax rates at which they are expected to reverse in the future, which is generally 21%. During the third quarter of fiscal 2019, the Company finalized adjustments to provisional estimates as a reduction in the provision for income taxes of approximately $29.0 million, that is primarily due to the measurement-period adjustment associated with the unbilled receivables method change. Finally, during the third quarter of fiscal 2019, the Company filed an automatic tax accounting method change in connection with its filing of the March 31, 2018 tax return associated with internally developed software on December 20, 2018. In regard to this, the Company recognized a corresponding measurement-period reduction to income tax expense of $1.3 million during the quarter.
The Company’s effective income tax rates were 5.9% and 29.6% for the three months ended December 31, 2018 and 2017, respectively, and 17.2% and 32.3% for the nine months ended December 31, 2018 and 2017, respectively. The decrease in the effective tax rate as compared to the same period last fiscal year was primarily due to the 2017 Tax Act's reduction of the U.S. federal corporate tax rate. Additionally, the rate for the quarter and nine months ended December 31, 2018 benefited primarily from the change in tax accounting method associated with unbilled receivables recorded discretely in this quarter. The effective tax rates of 5.9% and 17.2% for the three and nine months ended December 31, 2018 differ from the federal statutory rate of 21.0% primarily due to the inclusion of state income taxes and permanent rate differences, which are predominantly related to meals and entertainment and certain executive compensation, offset in the current three months by discrete tax items.
The Company is currently contesting tax assessments from the District of Columbia Office of Tax and Revenue for fiscal years 2013 through 2015 at various stages of applicable administrative and judicial processes, with a combined amount at issue of approximately $11.4 million, net of associated tax benefits as of December 31, 2018. The Company has taken similar tax positions with respect to subsequent fiscal years, totaling in aggregate $27.4 million. As of December 31, 2018, the Company does not maintain reserves for any uncertain tax positions related to the contested tax benefits or the similar tax positions taken in the subsequent fiscal years, given the recoverable nature of the state tax expense, it does not believe that the resolution of these matters will have a material adverse effect on its results of operations, cash flows or financial condition.
The Company continues to carry a reserve of $10.2 million for income tax uncertainties created with the business acquisition of eGov Holdings, Inc. (d/b/a Aquilent) in the fourth quarter of fiscal 2017 resulting from uncertainty in the sustainability of the acquiree's prior tax-return positions under examination with the relevant tax authorities.

11. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	December 31, 2018	March 31, 2018
Deferred rent	$74,559	$79,913
Postretirement benefit obligations	136,711	131,526
Other (1)	91,662	48,443
Total other long-term liabilities	$302,932	$259,882

(1) Balances at December 31, 2018 and March 31, 2018 include the Company's long-term disability obligation of $11.6 million and $22.8 million respectively, and contingent consideration related to the Company's business acquisition of an acquiree in the fourth quarter of fiscal 2017 of $2.0 million and $3.6 million, respectively. During the third quarter of fiscal 2019, the long-term disability plan was amended to make Medicare the first payer of eligible medical benefits, with any excess benefits becoming the obligation of the Company. The amendment caused a re-measurement of the plan liability during the period resulting in a reduction of $11.2 million recorded in general and administrative expenses.

12. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company sponsors the Employees’ Capital Accumulation Plan, or ECAP, which is a qualified defined contribution plan that covers eligible U.S. and international employees. ECAP provides for distributions, subject to certain vesting provisions, to participants by reason of retirement, death, disability, or termination of employment. Effective April 1, 2014, the Company transitioned from a discretionary employer contribution to an annual matching contribution of up to 6% of eligible annual income as determined by the Internal Revenue Code for the ECAP.  Total expense recognized under ECAP was $32.3 million and $30.8 million for the three months ended December 31, 2018 and 2017, respectively, and $98.5 million and $92.7 million for the nine months ended December 31, 2018 and 2017, respectively. The Company-paid contributions were $17.3 million and $15.4 million for the three months ended December 31, 2018 and 2017, respectively, and $51.7 million and $46.5 million for the nine months ended December 31, 2018 and 2017, respectively.
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
The components of net postretirement medical expense for the Officer Medical Plan were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Service cost	$1,488	$1,116	$4,464	$3,348
Interest cost	1,283	1,252	3,847	3,756
Net actuarial loss	527	568	1,581	1,703
Total postretirement medical expense	$3,298	$2,936	$9,892	$8,807
The service cost component of net periodic benefit cost is included in cost of revenue and general and administrative expenses, and the non-service cost components of net periodic benefit cost (interest cost and net actuarial loss) is included as part of other income (expense), net in the accompanying condensed consolidated statements of operations.

As of December 31, 2018 and March 31, 2018, the unfunded status of the post-retirement medical plan was $132.3 million and $126.9 million, respectively, which is included in other long-term liabilities in the accompanying condensed consolidated balance sheets.
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
As of December 31, 2018, $2.9 million of plan investments and obligations were recorded in other long term assets and in other long term liabilities, respectively, in the condensed consolidated balance sheets, representing the fair value related to the deferred compensation plan. Adjustments to the fair value of the plan investments and obligations are recorded in operating expenses.

13. ACCUMULATED OTHER COMPREHENSIVE LOSS
All amounts recorded in other comprehensive loss are related to the Company's post-retirement plans and interest rate swaps designated as cash flow hedges. The following table shows the changes in accumulated other comprehensive income (loss), net of tax:

	Three Months Ended December 31, 2018			Nine Months Ended December 31, 2018
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of period	$(20,124)	$8,807	$(11,317)	$(20,955)	$5,849	$(15,106)
Other comprehensive income (loss) before reclassifications (1)	—	(6,699)	(6,699)	—	(3,658)	(3,658)
Amounts reclassified from accumulated other comprehensive loss	447	(359)	88	1,278	(442)	836
Net current-period other comprehensive income (loss)	447	(7,058)	(6,611)	1,278	(4,100)	(2,822)
End of period	$(19,677)	$1,749	$(17,928)	$(19,677)	$1,749	$(17,928)
(1) Changes in other comprehensive income (loss) before reclassification for derivatives designated as cash flow hedges are recorded net of tax benefits of $2.5 million and $1.5 million for the three and nine months ended December 31, 2018, respectively.

	Three Months Ended December 31, 2017			Nine Months Ended December 31, 2017
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of period	$(16,353)	$(634)	$(16,987)	$(17,077)	$—	$(17,077)
Other comprehensive income (loss) before reclassifications (2)	—	2,052	2,052	—	1,418	1,418
Amounts reclassified from accumulated other comprehensive loss	363	—	363	1,087	—	1,087
Net current-period other comprehensive income (loss)	363	2,052	2,415	1,087	1,418	2,505
End of period	$(15,990)	$1,418	$(14,572)	$(15,990)	$1,418	$(14,572)
(2) Changes in other comprehensive income (loss) before reclassification for derivatives designated as cash flow hedges are recorded net of tax expenses of $1.3 million and $0.9 million for the three and nine months ended December 31, 2017, respectively.
The following table presents the reclassifications out of accumulated other comprehensive loss to net income:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Amounts reclassified from accumulated other comprehensive loss:
Post-retirement plans (Note 12):
Amortization of net actuarial loss included in net periodic benefit cost	$551	$597	$1,652	$1,790
Tax benefit (expense)	(104)	(234)	(374)	(703)
Net of tax	$447	$363	$1,278	$1,087

14. STOCKHOLDERS’ EQUITY
Common Stock
The common stock shares activity consisted of the following:

	Class A Common Stock	Treasury Stock
Balance at March 31, 2017	155,901,485	7,013,777
Issuance of common stock	866,099	—
Stock options exercised	1,261,089	—
Repurchase of common stock (1)	—	7,568,357
Balance at March 31, 2018	158,028,673	14,582,134
Issuance of common stock	489,385	—
Stock options exercised	755,294	—
Repurchase of common stock (2)	—	3,719,344
Balance at December 31, 2018	159,273,352	18,301,478

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

(2)
During the first three quarters of fiscal 2019, the Company purchased 3.6 million shares of the Company’s Class A Common Stock in a series of open market transactions for $168.4 million. Additionally, the Company repurchased shares during the first quarter of fiscal 2019 to cover the minimum statutory withholding taxes on restricted stock awards and restricted stock units that vested on June 30, 2018.

Dividends
The Company declared and paid cash dividends totaling $27.1 million ($0.19 per share) and $81.8 million ($0.57 per share) for the three and nine months ended December 31, 2018, respectively. The Company declared and paid cash dividends totaling $24.9 million ($0.17 per share) and $75.7 million ($0.51 per share) for the three and nine months ended December 31, 2017, respectively.
Employee Stock Purchase Plan
For the quarterly offering period that closed on December 31, 2018, 67,225 Class A Common Stock shares were purchased by employees under the Company's Employee Stock Purchase Plan, or ESPP. Since the program's inception, 2,374,752 shares have been purchased by employees.

15. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense recognized in the condensed consolidated statements of operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Cost of revenue	$2,198	$2,090	$6,176	$5,396
General and administrative expenses	7,768	3,112	17,055	11,401
Total	$9,966	$5,202	$23,231	$16,797

The following table summarizes the total stock-based compensation expense recognized in the condensed consolidated statements of operations by the following types of equity awards:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Equity Incentive Plan Options	$675	$422	$1,594	$1,391
Class A Restricted Common Stock	9,291	4,780	21,637	15,406
Total	$9,966	$5,202	$23,231	$16,797

As of December 31, 2018, there was $33.6 million of total unrecognized compensation cost related to unvested stock-based compensation agreements. The unrecognized compensation cost as of December 31, 2018 is expected to be fully amortized over the next 4.25 years. Absent the effect of accelerating stock compensation cost for any departures of employees who may continue to vest in their equity awards, the following table summarizes the unrecognized compensation cost and the weighted-average period the cost is expected to be amortized.

	December 31, 2018
	Unrecognized Compensation Cost	Weighted Average Remaining Period to be Recognized (in years)
Equity Incentive Plan Options	$3,289	3.70
Class A Restricted Common Stock	30,276	1.92
Total	$33,565
Equity Incentive Plan
As of December 31, 2018, there were 2,306,430 Amended and Restated Equity Incentive Plan options outstanding, of which 810,637 were unvested.
Grants of Restricted Stock Units and Class A Restricted Common Stock
The following table summarizes grants of Restricted Stock Units ("RSU") and Class A Restricted Common Stock ("RSA") issued during the quarter ended December 31, 2018:

Grant Date	Award Type	Shares Awarded	Stock Price on Grant Date	Total Fair Value
October 24, 2018	RSU	10,507	$47.24	$496
November 1, 2018	RSU	649	48.10	31
November 1, 2018	RSA	4,794	48.10	231
November 5, 2018	RSU	3,506	48.12	169
November 13, 2018	RSU	1,486	51.82	77
November 14, 2018	RSU	5,948	51.22	305
		26,890		$1,309

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

A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The financial instruments measured at fair value in the accompanying condensed consolidated balance sheets consist of the following:

	Recurring Fair Value Measurements as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Current derivative instruments (1)	$—	$2,480	$—	$2,480
Long term derivative instruments (1)	—	3,326	—	3,326
Long term deferred compensation costs (2)	2,859	—	—	2,859
Total Assets	$2,859	$5,806	$—	$8,665
Liabilities:
Contingent consideration liability (3)	$—	$—	$1,958	1,958
Current derivative instruments (1)	—	501	—	501
Long term derivative instruments (1)	—	2,934	—	2,934
Long term deferred compensation costs (2)	2,859	—	—	2,859
Total Liabilities	$2,859	$3,435	$1,958	$8,252

	Recurring Fair Value Measurements as of March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Current derivative instruments (1)	$—	$700	$—	$700
Long term derivative instruments (1)	—	7,225	—	7,225
Total Assets	$—	$7,925	$—	$7,925
Liabilities:
Contingent consideration liability (3)	$—	$—	$3,576	$3,576
Total Liabilities	$—	$—	$3,576	$3,576

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
(3) The Company recognized a contingent consideration liability of $3.6 million in connection with its acquisition of Aquilent in fiscal 2017. As of December 31, 2018 and March 31, 2018, the estimated fair value of the contingent consideration liability was $2.0 million and $3.6 million, respectively, and was valued using probability-weighted cash flows, which is based on the use of Level 3 fair value measurement inputs. The fair value of the contingent consideration decreased by $1.6 million as the Company finalized the indemnification payments to the selling shareholders. During the third quarter of fiscal 2019, the Company recorded the decrease of payments in other income as a result of the fair value change and the liability is recorded in other long-term liabilities in the condensed consolidated balance sheet.
The fair value of the Company's cash and cash equivalents, which are primarily Level 1 inputs, approximated its carrying values at December 31, 2018 and March 31, 2018. The fair value of the Company's debt instruments approximated its carrying value at December 31, 2018 and March 31, 2018. The fair value of debt is determined using quoted prices or other market information obtained from recent trading activity of each debt tranche in markets that are not active (Level 2 inputs). The fair value is corroborated by prices derived from the interest rate spreads of recently completed leveraged loan transactions of a similar credit profile, industry, and terms to that of the Company. The fair value of the Senior Notes is determined using quoted prices or other market information obtained from recent trading activity in the high-yield bond market (Level 2 inputs).
17. RELATED-PARTY TRANSACTIONS
In March 2017, the Company supported the formation of the Booz Allen Foundation, a nonprofit corporation organized and operated exclusively for charitable, scientific and educational purposes within the meaning of Section 501(c)(3) of the Code. The Company is the sole member of the foundation, which gives it the authority to appoint two of five of the Booz Allen Foundation's directors and consent rights regarding certain extraordinary corporate actions approved by the Company's Board of Directors. The Company made a binding and irrevocable pledge of $5.0 million to the Booz Allen Foundation, payable in installments, and recorded the pledge obligation in other current liabilities on the consolidated balance sheet of the Company in March 2017. As of December 31, 2018, the Company has satisfied the pledge obligation in full, having paid the final two installments to the Booz Allen Foundation. Payments made during the three months ended December 31, 2018 totaling $3.3 million are classified as operating activities in the condensed consolidated statement of cash flows.

18. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Third-Party Guarantees
As of December 31, 2018 and March 31, 2018, the Company was contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that totaled $9.6 million and $6.3 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At December 31, 2018 and March 31, 2018, approximately $1.0 million and $1.4 million, respectively, of these instruments reduced the available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $15.0 million facility established in fiscal 2015 of which $6.4 million and $10.1 million were available to the Company at December 31, 2018 and March 31, 2018, respectively.
Government Contracting Matters
For both three and nine months ended December 31, 2018 and 2017, approximately 96% and 97% of the Company's revenue was generated from contracts where the end user was an agency or department of the U.S. government, including contracts where the Company performed either as a prime contractor or subcontractor, and regardless of the geographic location in which the work was performed. U.S. government contracts and subcontracts are subject to extensive legal and regulatory requirements. From time to time and in the ordinary course of business, agencies of the U.S. government audit our contract costs and conduct inquiries and investigations of our business practices with respect to government contracts to determine whether the Company’s operations are conducted in accordance with these requirements and the terms of the relevant contracts. U.S. government agencies, including the Defense Contract Audit Agency, routinely audit our contract costs, including allocated indirect costs for compliance with the Cost Accounting Standards and the Federal Acquisition Regulation. These agencies also conduct reviews and investigations and make inquiries regarding our accounting and other systems in connection with our performance and business practices with respect to our government contracts and subcontracts. U.S. government audits, inquiries, or investigations of the Company, whether related to the Company's U.S. government contracts or subcontracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including withholding of payments, suspension of payments, repayments, fines, or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting. Management believes it has recorded the appropriate provision for any audit, inquiry, or investigation of which it is aware. Management believes it has recorded the appropriate provision for the estimated losses that may be experienced from any such reductions and/or penalties. As of December 31, 2018 and March 31, 2018, the Company had recorded liabilities of approximately $185.5 million and $168.6 million, respectively, for its current best estimate of amounts to be refunded to customers for potential adjustments from audits or reviews of contract costs incurred subsequent to fiscal year 2011, and for contracts not yet closed that are impacted by settlement of audits or reviews of contract costs incurred in prior fiscal years.

Litigation
The Company is involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, management does not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on the Company’s financial condition and results of operations. As of December 31, 2018 and March 31, 2018, there were no material amounts accrued in the condensed consolidated financial statements related to these proceedings.
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
As of December 31, 2018, the aggregate alleged damages that will be sought in the remaining suit is unknown. As of December 31, 2018, although the outcome of any of these cases is inherently uncertain and may be materially adverse, based on current information, management does not expect them to have a material adverse effect on our financial condition and results of operations.
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
Overview
We are a leading provider of management and technology consulting, engineering, analytics, digital solutions, mission operations, and cyber expertise to U.S. and international governments, major corporations, and not-for-profit organizations. Our ability to deliver value to our clients has always been, and continues to be, a product of the strong character, expertise and tremendous passion of our people. Our approximately 25,800 employees work to solve hard problems by making clients' missions their own, combining decades of consulting and domain expertise with functional expertise in areas such as analytics, digital solutions, engineering, and cyber, all fostered by a culture of innovation that extends to all reaches of the company.

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
During the third quarter of fiscal 2019, the Company generated year over year revenue growth, delivered improved earnings over the prior year period, increased client staff headcount, and achieved near record backlog.
Revenue increased 13% from the three months ended December 31, 2017 to the three months ended December 31, 2018 and increased 9% from the nine months ended December 31, 2017 to the nine months ended December 31, 2018 primarily driven by continued strength in client demand, which led to increased client staff headcount and direct client staff labor over the prior year period, as well as improved contract performance. In addition, there was one extra working day in the third quarter of fiscal 2019 as compared to the prior year period, which contributed to revenue growth.
Operating income increased 26% to $161.9 million in the three months ended December 31, 2018 from $128.5 million in the three months ended December 31, 2017, while operating margin increased to 9.7% from 8.7% in the comparable period. Operating income increased 20% to $467.3 million in the nine months ended December 31, 2018 from $388.0 million in the nine months ended December 31, 2017, while operating margin increased to 9.5% from 8.6% in the comparable period. The increase in operating income was primarily driven by the same factors driving revenue as well as improved contract performance in the current quarter compared to the prior year quarter. The Company also benefited from an $11.2 million reduction in expense as a result of an amendment and associated revaluation of our long term disability plan liability. The Company also incurred incremental legal costs during the three and nine months ended December 31, 2018 in response to the U.S. Department of Justice investigation and matters which purport to relate to the investigation, a portion of which was offset by the receipt of insurance reimbursements. We expect to incur additional costs in the future. Based on the information currently available, the Company is not able to reasonably estimate the expected long-term incremental legal costs or amounts that may be reimbursed associated with this investigation and these related matters.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except share and per share data)	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Revenue, Excluding Billable Expenses
Revenue	$1,663,112	$1,470,709	$4,923,957	$4,536,524
Billable expenses	510,047	443,015	1,465,831	1,378,235
Revenue, Excluding Billable Expenses	$1,153,065	$1,027,694	$3,458,126	$3,158,289
Adjusted Operating Income
Operating Income	$161,932	$128,473	$467,295	$388,027
Transaction expenses (a)	—	—	3,660	—
Adjusted Operating Income	$161,932	$128,473	$470,955	$388,027
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue & Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses
Net income	$132,037	$74,927	$328,954	$219,186
Income tax expense	8,232	31,572	68,569	104,683
Interest and other, net (b)	21,663	21,974	69,772	64,158
Depreciation and amortization	17,780	16,701	50,359	48,196
EBITDA	179,712	145,174	517,654	436,223
Transaction expenses (a)	—	—	3,660	—
Adjusted EBITDA	$179,712	$145,174	$521,314	$436,223
Adjusted EBITDA Margin on Revenue	10.8%	9.9%	10.6%	9.6%
Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses	15.6%	14.1%	15.1%	13.8%
Adjusted Net Income
Net income	$132,037	$74,927	$328,954	$219,186
Transaction expenses (a)	—	—	3,660	—
Release of income tax reserves (c)	(462)	—	(462)	—
Re-measurement of deferred tax assets/liabilities (d)	(28,972)	—	(27,908)	—
Amortization or write-off of debt issuance costs and write-off of original issue discount	533	672	2,401	1,993
Adjustments for tax effect (e)	(139)	(199)	(1,576)	(727)
Adjusted Net Income	$102,997	$75,400	$305,069	$220,452
Adjusted Diluted Earnings Per Share
Weighted-average number of diluted shares outstanding	143,056,900	146,570,617	143,832,886	148,447,248
Adjusted Net Income Per Diluted Share (f)	$0.72	$0.51	$2.12	$1.49
Free Cash Flow
Net cash provided by operating activities	$8,636	$68,858	$283,203	$246,920
Less: Purchases of property and equipment	(18,404)	(26,078)	(58,076)	(63,067)
Free Cash Flow	$(9,768)	$42,780	$225,127	$183,853

(a)	Reflects debt refinancing costs incurred in connection with the refinancing transaction consummated on July 23, 2018.

(b)	Reflects the combination of Interest expense and Other income (expense), net from the condensed consolidated statement of operations.

(c)	Release of pre-acquisition income tax reserves assumed by the Company in connection with the Carlyle Acquisition.

(d)	Reflects primarily the adjustment made to the provisional income tax benefit associated with the re-measurement of the Company’s deferred tax assets and liabilities as a result of the 2017 Tax Act.

(e)
Fiscal 2018 reflects the tax effect of adjustments at an assumed effective tax rate of 40%. For fiscal 2019, with the enactment of the 2017 Tax Act, adjustments are reflected using an assumed effective tax rate of 26%, which approximates a blended federal and state tax rate for fiscal 2019, and consistently excludes the impact of other tax credits and incentive benefits realized.

(f)
Excludes an adjustment of approximately $0.8 million and $2.1 million of net earnings for the three and nine months ended December 31, 2018, respectively, and excludes an adjustment of approximately $0.7 million and $1.9 million of net earnings for the three and nine months ended December 31, 2017, respectively, associated with the application of the two-class method for computing diluted earnings per share.

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

•
uncertainty around the timing, extent, nature and effect of Congressional and other U.S. government actions to approve funding of the U.S. government, including the impact of the partial U.S. government shutdown that ended on January 25, 2019 and any future shutdowns, including as a result of the failure of Congressional efforts to approve funding of the U.S. government beyond February 15, 2019, address budgetary constraints, including caps on the discretionary budget for defense and non-defense departments and agencies, as established by the Bipartisan Budget Control Act of 2011 and subsequently adjusted by the American Tax Payer Relief Act of 2012, the Bipartisan Budget Act of 2013 and the Bipartisan Budget Act of 2015, and address the ability of Congress to determine how to allocate the available budget authority and pass appropriations bills to fund both U.S. government departments and agencies that are, and those that are not, subject to the caps;

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

•
changes in the relative mix of overall U.S. government spending and areas of spending growth, with a shift towards military, intelligence, homeland defense and defense-related programs and continued increased spending on cyber-security, advanced analytics, modernization, digital solutions, artificial intelligence and technology integration;

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
The table below presents the percentage of total revenue for each type of contract:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Cost-reimbursable	54%	50%	53%	51%
Time-and-materials	23%	26%	24%	25%
Fixed-price	23%	24%	23%	24%

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
Our People
Revenue from our contracts is derived from services delivered by consulting staff and, to a lesser extent, from our subcontractors. Our ability to hire, retain, and deploy talent with skills appropriately aligned with client needs is critical to our ability to grow our revenue. We continuously evaluate whether our talent base is properly sized and appropriately compensated, and contains an optimal mix of skills to be cost competitive and meet the rapidly evolving needs of our clients. We seek to achieve that result through recruitment and management of capacity and compensation. As of December 31, 2018 and 2017, we employed approximately 25,800 and 24,700 people, respectively, of which approximately 23,100 and 22,300, respectively, were consulting staff.
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

Backlog does not include any task orders under IDIQ contracts, except to the extent that task orders have been awarded to us under those contracts.
The following table summarizes the value of our contract backlog at the respective dates presented:

	As of December 31,
	2018	2017
	(In millions)
Backlog:
Funded	$3,545	$2,893
Unfunded	4,501	4,220
Priced options	12,408	9,558
Total backlog	$20,454	$16,671
Our total backlog consists of remaining performance obligations, certain orders under contracts for which the period of performance has expired, and unexercised option periods and other unexercised optional orders. As of December 31, 2018, the Company had $6.2 billion of remaining performance obligations and we expect to recognize more than half of the remaining performance obligations as revenue over the next 12 months, and approximately three quarters over the next 24 months. The remainder is expected to be recognized thereafter. However, given the uncertainties discussed below, as well as the risks described in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all.
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
We view growth in total backlog and consulting staff headcount as the two key measures of our potential business growth. Growing and deploying consulting staff is the primary means by which we are able to achieve profitable revenue growth. To the extent that we are able to hire additional consulting staff and deploy them against funded backlog, we generally recognize increased revenue. Total backlog increased by 22.7% from December 31, 2017 to December 31, 2018. Additions to funded backlog during the twelve months ended December 31, 2018 totaled $7.2 billion in comparison to $6.2 billion for the comparable period, as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options. We report internally on our backlog on a monthly basis and review backlog upon occurrence of certain events to determine if any adjustments are necessary.
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
In addition, contract backlog includes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a pre-determined expiration date such as the end of the U.S. government's fiscal year. The revenue value of orders included in contract backlog that has not been recognized as revenue due to period of performance expirations has not exceeded approximately 4.7% of total backlog as of the end of any of the four fiscal quarters preceding the fiscal quarter ended December 31, 2018.
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

Seasonality
The U.S. government's fiscal year ends on September 30 of each year. While not certain, it is not uncommon for U.S. government agencies to award extra tasks or complete other contract actions in the weeks before the end of its fiscal year in order to avoid the loss of unexpended fiscal year funds. It is also common for the expiration of periods of performance under U.S. government contracts to correspond to the end of the U.S. government’s fiscal year, which may result in us not recognizing revenue for such associated backlog thereafter. In addition, we also have historically experienced higher bid and proposal costs in the months leading up to the U.S. government's fiscal year end as we pursue new contract opportunities being awarded shortly after the U.S. government fiscal year end as new opportunities are expected to have funding appropriated in the U.S. government's subsequent fiscal year. We may continue to experience this seasonality in future periods, and our future periods may be affected by it. While not certain, changes in the government's funding and spending patterns have altered historical seasonality trends, supporting our approach to managing the business on an annual basis.

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
Results of Operations
The following table sets forth items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended December 31,		Percent	Nine Months Ended December 31,		Percent
	2018	2017	Change	2018	2017	Change
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
	(In thousands)			(In thousands)
Revenue	$1,663,112	$1,470,709	13.1%	$4,923,957	$4,536,524	8.5%
Operating costs and expenses:
Cost of revenue	750,680	678,574	10.6%	2,285,062	2,111,058	8.2%
Billable expenses	510,047	443,015	15.1%	1,465,831	1,378,235	6.4%
General and administrative expenses	222,673	203,946	9.2%	655,410	611,008	7.3%
Depreciation and amortization	17,780	16,701	6.5%	50,359	48,196	4.5%
Total operating costs and expenses	1,501,180	1,342,236	11.8%	4,456,662	4,148,497	7.4%
Operating income	161,932	128,473	26.0%	467,295	388,027	20.4%
Interest expense	(22,036)	(20,604)	7.0%	(67,357)	(60,309)	11.7%
Other income (expense), net	373	(1,370)	NM	(2,415)	(3,849)	(37.3)%
Income before income taxes	140,269	106,499	31.7%	397,523	323,869	22.7%
Income tax expense	8,232	31,572	(73.9)%	68,569	104,683	(34.5)%
Net income	$132,037	$74,927	76.2%	$328,954	$219,186	50.1%
NM - Not meaningful.
Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017
Revenue
Revenue increased to $1,663.1 million from $1,470.7 million, or a 13.1% increase, primarily driven by continued strength in client demand which led to increased client staff headcount, and an increase in client staff labor as well as improved contract performance. In addition, there was one extra working day in the third quarter of fiscal 2019 as compared to the prior year period which contributed to revenue growth. Total headcount as of December 31, 2018 increased approximately 1,100 compared to December 31, 2017.
Cost of Revenue
Cost of revenue increased to $750.7 million from $678.6 million, or a 10.6% increase. The increase was primarily due to increases in salaries and salary-related benefits of $35.3 million driven by increased headcount and annual base salary increases, as well as increases in incentive compensation of $9.0 million. Cost of revenue as a percentage of revenue was 45.1% and 46.1% for the three months ended December 31, 2018 and 2017, respectively.
Billable Expenses
Billable expenses increased to $510.0 million from $443.0 million, or a 15.1% increase, primarily attributable to an increase in the use of subcontractors in the current quarter driven by client demand and an increase in contracts which require the Company to incur direct expenses on behalf of clients over the prior year period. Billable expenses as a percentage of revenue were 30.7% and 30.1% for the three months ended December 31, 2018 and 2017, respectively.
General and Administrative Expenses
General and administrative expenses increased to $222.7 million from $203.9 million, or a 9.2% increase, primarily due to increases in salaries and salary-related benefits of $10.9 million, driven by an increase in headcount growth as well as annual base salary increases, and an increase in incentive and stock compensation of $7.2 million. General and administrative expenses as a percentage of revenue were 13.4% and 13.9% for the three months ended December 31, 2018 and 2017, respectively.
Depreciation and Amortization
Depreciation and amortization increased to $17.8 million from $16.7 million, or a 6.5% increase, primarily due to increases in depreciation expense resulting from the effects of higher capital expenditures in fiscal 2018.
Interest Expense
Interest expense increased to $22.0 million from $20.6 million, or a 7.0% increase, primarily as a result of increases in interest expense related to our term loans.
Income Tax Expense
Income tax expense decreased to $8.2 million from $31.6 million, or a 73.9% decrease. The effective tax rate decreased to 5.9% from 29.6% primarily due to the 2017 Tax Act's reduction of the U.S. federal corporate tax rate and the re-measurement of deferred income taxes.

Nine Months Ended December 31, 2018 Compared to Nine Months Ended December 31, 2017
Revenue
Revenue increased to $4,924.0 million from $4,536.5 million, or a 8.5% increase, primarily driven by continued strength in client demand which led to increased client staff headcount, and an increase in client staff labor as well as improved contract performance. In addition, there was one extra working day in the first nine months of fiscal 2019 as compared to the prior year period which contributed to revenue growth. Revenue growth was also driven by an increase in billable expenses, including subcontractors and direct expenses on behalf of our clients.
Cost of Revenue
Cost of revenue increased to $2,285.1 million from $2,111.1 million, or a 8.2% increase. The increase was primarily due to increases in salaries and salary-related benefits of $124.8 million and an increase in incentive compensation of $10.5 million. The increase in salaries and salary-related benefits was driven by increased headcount and annual base salary increases. Cost of revenue as a percentage of revenue was 46.4% and 46.5% for the nine months ended December 31, 2018 and 2017, respectively.
Billable Expenses
Billable expenses increased to $1,465.8 million from $1,378.2 million, or a 6.4% increase, primarily attributable to an increase in the use of subcontractors in the current year driven by client demand, as well as an increase in contracts which require the Company incur direct expenses on behalf of clients over the prior year period. Billable expenses as a percentage of revenue were 29.8% and 30.4% for the nine months ended December 31, 2018 and 2017, respectively.
General and Administrative Expenses
General and administrative expenses increased to $655.4 million from $611.0 million, or a 7.3% increase, primarily due to increases in salaries and salary-related benefits of $23.3 million, driven by an increase in headcount growth as well as annual base salary increases. Incentive and stock compensation increased $8.5 million and other business expenses and professional fees increased $8.3 million. General and administrative expenses as a percentage of revenue were 13.5% for both the nine months ended December 31, 2018 and 2017, respectively.

Depreciation and Amortization
Depreciation and amortization increased to $50.4 million from $48.2 million, or a 4.5% increase, primarily due to increases in depreciation expense resulting from the effects of higher capital expenditures in fiscal 2018.
Interest Expense
Interest expense increased to $67.4 million from $60.3 million, or a 11.7% increase, primarily as a result of increases in interest expense related to our term loans, and the Senior Notes.
Income Tax Expense
Income tax expense decreased to $68.6 million from $104.7 million, or a 34.5% decrease. The effective tax rate decreased to 17.2% from 32.3% primarily due to the 2017 Tax Act's reduction of the U.S. federal corporate tax rate and the re-measurement of deferred income taxes.
Liquidity and Indebtedness
The following table presents selected financial information as of December 31, 2018 and March 31, 2018 and for the first nine months of fiscal 2019 and 2018:

	December 31, 2018	March 31, 2018
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$211,859	$286,958
Total debt	1,773,291	1,818,579

	Nine Months Ended December 31,
	2018	2017
	(Unaudited)	(Unaudited)
	(In thousands)
Net cash provided by operating activities	$283,203	$246,920
Net cash used in investing activities	(58,096)	(81,370)
Net cash used in financing activities	(300,206)	(93,472)
Total increase in cash and cash equivalents	$(75,099)	$72,078
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
Historically, we have been able to generate sufficient cash to fund our operations, mandatory debt and interest payments, capital expenditures, and discretionary funding needs. However, due to fluctuations in cash flows, including as a result of the trends and developments described above under "—Factors and Trends Affecting Our Results of Operations" relating to U.S. government shutdowns, U.S. government cost-cutting, reductions or delays in the U.S. government appropriations and spending process and other budgetary matters, it may be necessary from time-to-time in the future to borrow under our Secured Credit Facility to meet cash demands. While the timing and financial magnitude of these possible actions are currently indeterminable, we expect to be able to manage and adjust our capital structure to meet our liquidity needs. Our expected liquidity and capital structure may also be impacted by discretionary investments and acquisitions that we could pursue. We anticipate that cash provided by operating activities, existing cash and cash equivalents, and borrowing capacity under our revolving credit facility will be sufficient to meet our anticipated cash requirements for the next twelve months, which primarily include:

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
Accounts receivable is the principal component of our working capital and is generally driven by revenue growth with other short-term fluctuations related to the payment practices of our clients. Our accounts receivable reflects amounts billed to our clients as of each balance sheet date. Our U.S. government customers generally pay our invoices within 30 days of the invoice date, while we experience a longer billing and collection cycle with our global commercial customers. At any month-end, we also include in accounts receivable the revenue that was recognized in the preceding month, which is generally billed early in the following month. Finally, we include in accounts receivable amounts related to revenue accrued in excess of amounts billed, primarily on our fixed-price and cost-reimbursable-plus-award-fee contracts. The total amount of our accounts receivable can vary significantly over time, but is generally sensitive to revenue levels and customer mix. Total accounts receivable (billed and unbilled combined, net of allowance for doubtful accounts) days sales outstanding, or DSO, which we calculate by dividing total accounts receivable by revenue per day during the relevant fiscal quarter, was 76 as of December 31, 2018 and 66 as of March 31, 2018. DSO increased primarily due to delays in the billing and collection of our revenue growth, including administrative delays in client payment processing. The partial U.S. government shutdown that ended on January 25, 2019, and any future shutdowns, may have a material impact on our ability to collect cash during the duration of such shutdown until clients and payment centers return to normal operations to clear out their backlog.
Operating Cash Flow
Net cash provided by operations is primarily affected by the overall profitability of our contracts, our ability to invoice and collect cash from clients in a timely manner, our ability to manage our vendor payments and the timing of cash paid for income taxes. Continued uncertainty in global economic conditions may also affect our business as customers and suppliers may decide to downsize, defer, or cancel contracts, which could negatively affect the operating cash flows. Net cash provided by operations was $283.2 million in the nine months ended December 31, 2018 compared to $246.9 million in the prior year period. Delays in the billing and collection of our revenue growth, including administrative delays in client processing, resulted in decreases in operating cash flow. However, increased efficiencies related to working capital during the year partially offset those decreases in operating cash, resulting in an overall improvement in operating cash flow over the prior year period.
Investing Cash Flow
Net cash used in investing activities was $58.1 million in the nine months ended December 31, 2018 compared to $81.4 million in the prior year period, or a 28.6% decrease. The decrease in net cash used in investing activities was primarily due to cash paid for an acquisition in the prior year period.
Financing Cash Flow
Net cash used in financing activities was $300.2 million in the nine months ended December 31, 2018 compared to $93.5 million in the prior year period. The increase in net cash used in financing activities was primarily due to net proceeds of $343.3 million received in fiscal 2018 from the issuance of the Senior Notes. This was partially offset by $130 million in net borrowings on the Revolving Credit Facility in the prior period as well as a $17.6 million decrease in share repurchases compared to the prior period.
Dividends and Share Repurchases
On February 1, 2019, the Company announced a regular quarterly cash dividend in the amount of $0.23 per share. The quarterly dividend is payable on February 28, 2019 to stockholders of record on February 14, 2019.

The following table summarizes the cash distributions recognized in the condensed consolidated statement of cash flows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Quarterly dividends (1)	$27,148	$24,882	$81,808	$75,748
Dividend equivalents (2)	—	—	267	890
Total distributions	$27,148	$24,882	$82,075	$76,638
(1) Amounts represent quarterly dividends of $0.19 per share and $0.17 per share that were declared and paid during fiscal 2019 and fiscal 2018, respectively.
(2) Dividend equivalents are distributions made to option holders equal to the previously declared special dividends.
On December 12, 2011, the Board of Directors authorized the repurchase of up to $30.0 million of shares. On January 27, 2015, the share repurchase authorization was increased to $180.0 million. On January 25, 2017, the Board of Directors approved an increase to share repurchase authorization from $180.0 million to $410.0 million. On November 2, 2017, the Board of Directors approved an increase to our share repurchase authorization from $410.0 million to up to $610.0 million. On May 24, 2018, the Board of Directors approved an increase to our share repurchase authorization from $610.0 million to up to $910.0 million. The Company may repurchase shares pursuant to the program by means of open market repurchases, directly negotiated repurchases or through agents acting pursuant to negotiated repurchase agreements. During the first three quarters of fiscal 2019, the Company purchased 3.6 million shares of the Company's Class A Common Stock for an aggregate of $168.4 million. Following the aforementioned repurchases, as of December 31, 2018, the Company had $329.5 million remaining under the repurchase program.
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

As of December 31, 2018, the Credit Agreement provided Booz Allen Hamilton with a $1,051.2 million Term Loan A, a $400.0 million Delayed Draw Facility, a $392.0 million Term Loan B, and $500.0 million in New Revolving Commitments with a sub-limit for letters of credit of $100.0 million. As of December 31, 2018, the maturity date of Term Loan A and the termination date for the Revolving Credit Facility was July 23, 2023 and the maturity date of Term Loan B was June 30, 2023. Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement are secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement and related documentation. Subject to specified conditions, without the consent of the then-existing lenders (but subject to the receipt of commitments), the Term Loans or the Revolving Credit Facility may be expanded (or a new term loan facility or revolving credit facility added to the existing facilities) by up to (i) the greater of (x) $627 million and (y) 100% of consolidated EBITDA of Booz Allen Hamilton, as of the end of the most recently ended four quarter period for which financial statements have been delivered pursuant to the Credit Agreement plus (ii) the aggregate principal amount under which pro forma consolidated net secured leverage remains less than or equal to 3.50:1.00.
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
Booz Allen Hamilton occasionally borrows under our Revolving Credit Facility in anticipation of cash demands. During the first and second quarters of fiscal 2019, Booz Allen Hamilton accessed a total of $70.0 million of its $500.0 million Revolving Credit Commitments. As of December 31, 2018 and March 31, 2018, there were no amounts outstanding under the Revolving Credit Facility. On January 30, 2019, Booz Allen Hamilton, Inc. accessed an additional $40.0 million from the Revolving Credit Facility.
The Credit Agreement requires quarterly principal payments of 1.25% of the stated principal amount of Term Loan A until maturity and quarterly principal payments of 0.25% of the stated principal amount of Term Loan B until maturity.
Booz Allen Hamilton also has agreed to pay customary letter of credit and agency fees. As of December 31, 2018 and March 31, 2018, Booz Allen Hamilton was contingently liable under open standby letters of credit and bank guarantees issued by its banks in favor of third parties that totaled $9.6 million and $6.3 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At December 31, 2018 and March 31, 2018, approximately $1.0 million and $1.4 million, respectively, of these instruments reduced the available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $15.0 million facility established in fiscal 2015 of which $6.4 million and $10.1 million, respectively, was available to Booz Allen Hamilton at December 31, 2018 and March 31, 2018. As of December 31, 2018, Booz Allen Hamilton had $499.0 million of capacity available for additional borrowings under the Revolving Credit Facility.
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants include limitations on the following, in each case subject to certain exceptions: (i) indebtedness and liens; (ii) mergers, consolidations or amalgamations, liquidations, wind-ups or dissolutions, and disposition of all or substantially all assets; (iii) dispositions of property; (iv) restricted payments; (v) investments; (vi) transactions with affiliates; (vii) change in fiscal periods; (viii) negative pledges; (ix) restrictive agreements; (x) line of business; and (xi) speculative hedging. The events of default include the following, in each case subject to certain exceptions: (a) failure to make required payments under the Secured Credit Facility; (b) material breaches of representations or warranties under the Secured Credit Facility; (c) failure to observe covenants or agreements under the Secured Credit Facility; (d) failure to pay or default under certain other material indebtedness; (e) bankruptcy or insolvency; (f) certain Employee Retirement Income Security Act, or ERISA events; (g) certain material judgments; (h) actual or asserted invalidity of the Guarantee and Collateral Agreements or the other security documents or failure of the guarantees or perfected liens thereunder; and (i) a change of control. In addition, we are required to meet certain financial covenants at each quarter end, namely Consolidated Net Total Leverage and Consolidated Net Interest Coverage Ratios. As of December 31, 2018 and March 31, 2018, we were compliant with these covenants.

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
Borrowings under the Term Loans and, if used, the Revolving Credit Facility, incur interest at a variable rate. In accordance with Booz Allen Hamilton's risk management strategy, between April 6, 2017 and May 24, 2017, Booz Allen Hamilton executed a series of interest rate swaps. As of December 31, 2018, Booz Allen Hamilton had interest rate swaps with an aggregate notional amount of $600 million. These instruments hedge the variability of cash outflows for interest payments on the floating portion of the term loan debt. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense (See Note 9 in our condensed consolidated financial statements).
Capital Structure and Resources
Our stockholders’ equity amounted to $675.3 million as of December 31, 2018, an increase of $112.8 million compared to stockholders’ equity of $562.5 million as of March 31, 2018. The increase was primarily due to net income of $329.0 million in the nine months ended December 31, 2018, stock-based compensation expense of $23.2 million, and stock option exercises of $9.4 million, partially offset by $172.3 million in treasury stock resulting from the repurchase of shares of our Class A Common Stock and $81.8 million in quarterly dividend payments during the nine months ended December 31, 2018.
Off-Balance Sheet Arrangements
As of December 31, 2018, we did not have any material off-balance sheet arrangements.
Capital Expenditures
Since we do not own any of our facilities, our capital expenditure requirements primarily relate to the purchase of computers, business systems, furniture, and leasehold improvements to support our operations. Direct facility and equipment costs billed to clients are not treated as capital expenses. Our capital expenditures for the nine months ended December 31, 2018 and 2017 were $58.1 million and $63.1 million, respectively, and the majority of such capital expenditures related to software purchased and developed, facilities infrastructure, equipment, and information technology. The decrease in capital expenditures over the prior year period primarily relates to a decrease in facilities infrastructure, partially offset by capital expenditures for information technology to support programs and general enterprise information technology infrastructure. Expenditures for facilities infrastructure and equipment are generally incurred to support new and existing programs across our business.
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

•
U.S. government shutdowns, including the partial U.S. government shutdown that ended on January 25, 2019 and any future shutdowns as a result of the failure by elected officials to fund the government beyond February 15, 2019;

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
We established a Rabbi trust to provide for the payment of benefits under our non-qualified deferred compensation plan that became effective in the first quarter of fiscal 2019. As of December 31, 2018, fund assets totaled $2.9 million which include mutual fund investments that are subject to fluctuations in market prices and interest rates. Cash distributions made to plan participants are recognized as operating cash flows in the condensed consolidated statement of cash flows and have the effect of lowering both fund assets and the corresponding fund liabilities on a one-for-one basis. Changes in fair value on fund liabilities offset the changes in fair value of fund assets, and changes in fair value on both fund assets and fund liabilities are recognized in earnings on our condensed consolidated statements of operations. See Notes 12 and 16 to our condensed consolidated financial statements for further discussion.
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
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of December 31, 2018 and March 31, 2018, there were no material amounts accrued in the condensed consolidated financial statements related to these proceedings.
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
As of December 31, 2018, the aggregate alleged damages that will be sought in the remaining suit is unknown. As of December 31, 2018, although the outcome of any of these cases is inherently uncertain and may be materially adverse, based on current information, we do not expect them to have a material adverse effect on our financial condition and results of operations.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table shows the share repurchase activity during the three months ended December 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 2018	376,492	$47.58	376,492	$394,625,419
November 2018	338,219	$50.35	338,219	$377,595,469
December 2018	1,013,334	$47.43	1,013,334	$329,537,318
Total	1,728,045		1,728,045

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

10.1
ISDA Master Agreement, by and between Booz Allen Hamilton Inc. and SMBC Capital Markets, Inc., dated as of December 11, 2014, and the Amended and Restated Schedule thereto, dated as of February 6, 2017 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2018 (File No. 001-34972))

10.2
ISDA Master Agreement, by and between Booz Allen Hamilton Inc. and SunTrust Bank, dated as of April 10, 2017, including the Schedule thereto (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 1, 2018 (File No. 001-34972))

10.3
ISDA Master Agreement, by and between Booz Allen Hamilton Inc. and U.S. Bank National Association, dated as of September 26, 2018, including the Schedule thereto (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 1, 2018 (File No. 001-34972))

10.4
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and SMBC Capital Markets, Inc., dated as of October 29, 2018 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 1, 2018 (File No. 001-34972))

10.5
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and SunTrust Bank, dated as of October 29, 2018 (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 1, 2018 (File No. 001-34972))

10.6
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and U.S. Bank National Association, dated as of October 29, 2018 (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 1, 2018 (File No. 001-34972))

10.7†	Booz Allen Hamilton Inc. Nonqualified Deferred Compensation Plan*

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)*

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)*

101
The following materials from Booz Allen Hamilton Holding Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended December 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2018 and March 31, 2018; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2018 and 2017; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2018 and 2017; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2018 and 2017; and (v) Notes to Condensed Consolidated Financial Statements.

___________________________________

*	Filed electronically herewith.

†	Management contract or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Booz Allen Hamilton Holding Corporation
Registrant

Date: February 1, 2019	By:	/s/ Lloyd W. Howell, Jr.
Lloyd W. Howell, Jr. Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)