Form 10-K
period 2019-03-31
Booz Allen Hamilton Holding Corp
filed 2019-05-28
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-K
 ___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File No. 001-34972
 ___________________________________
Booz Allen Hamilton Holding Corporation
(Exact name of registrant as specified in its charter)
 ___________________________________

Delaware	26-2634160
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8283 Greensboro Drive, McLean, Virginia	22102
(Address of principal executive offices)	(Zip Code)
(703) 902-5000
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Class A Common Stock	BAH	New York Stock Exchange
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of September 28, 2018, the market value of the voting and non-voting common equity held by non-affiliates based on the closing price as of that day was $6,933,296,946.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of May 22, 2019
Class A Common Stock	140,030,725
Class B Non-Voting Common Stock	—
Class C Restricted Common Stock	—
Class E Special Voting Common Stock	—

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders scheduled for July 25, 2019 are incorporated by reference into Part III.

INTRODUCTORY NOTE
Unless the context otherwise indicates or requires, as used in this Annual Report on Form 10-K for the fiscal year ended March 31, 2019, references to: (i) “we,” “us,” “our” or our “company” refer to Booz Allen Hamilton Holding Corporation, its consolidated subsidiaries and predecessors; (ii) “Booz Allen Holding” refers to Booz Allen Hamilton Holding Corporation exclusive of its subsidiaries; (iii) “Booz Allen Investor” refers to Booz Allen Hamilton Investor Corporation, a wholly-owned subsidiary of Booz Allen Holding; (iv) “Booz Allen Hamilton” and "Booz Allen" refer to Booz Allen Hamilton Inc., our primary operating company and a wholly-owned subsidiary of Booz Allen Holding; and (v) “fiscal,” when used in reference to any twelve-month period ended March 31, refers to our fiscal years ended March 31. Unless otherwise indicated, information contained in this Annual Report is as of March 31, 2019. We have made rounding adjustments to reach some of the figures included in this Annual Report and, unless otherwise indicated, percentages presented in this Annual Report are approximate.
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

•	U.S. government shutdowns as a result of the failure by elected officials to fund the government;

•	the size of our addressable markets and the amount of U.S. government spending on private contractors;

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

•
continued efforts to change how the U.S. government reimburses compensation related costs and other expenses or otherwise limit such reimbursements and an increased risk of compensation being deemed unreasonable and unallowable or payments being withheld as a result of U.S. government audit, review, or investigation;

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

•	internal system or service failures and security breaches, including, but not limited to, those resulting from external or internal cyber attacks on our network and internal systems;

•	risks related to the potential implementation and operation of new financial management systems;

•	risks inherent in the government contracting environment;

•	risks related to changes to our operating structure, capabilities, or strategy intended to address client needs, grow our business or respond to market developments;

•	risks associated with increased competition, new relationships, clients, capabilities, and service offerings in our U.S. and international businesses;

•	failure to comply with special U.S. government laws and regulations relating to our international operations;

•	risks related to our indebtedness and credit facilities which contain financial and operating covenants;

•	the adoption by the U.S. government of new laws, rules, and regulations, such as those relating to organizational conflicts of interest issues or limits;

•	risks related to completed and future acquisitions, including our ability to realize the expected benefits from such acquisitions;

•	an inability to utilize existing or future tax benefits for any reason, including as a result of a change in laws or regulations;

•	variable purchasing patterns under U.S. government GSA schedules, blanket purchase agreements and indefinite delivery, indefinite quantity, or IDIQ, contracts;

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

PART I

Overview
For more than 100 years, business, government, and military leaders have turned to Booz Allen Hamilton to solve their most complex problems. A values-driven organization with a guiding purpose to empower people to change the world, we remain focused on providing long-term solutions to our clients’ emerging and ever-changing challenges. Our people are passionate about their service to our clients and their missions and the communities in which we live and work. This is our heritage, and it is as true today as when the Company was founded in 1914.
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
Through our dedication to our clients' missions, and a commitment to evolving our business to address their needs, we have longstanding relationships with our clients, some more than 75 years. We support critical missions for a diverse base of federal government clients, including nearly all of the U.S. government’s cabinet-level departments, as well as increasingly for top-tier commercial and international clients. We support our federal government clients by helping them tackle their most complex and pressing challenges such as protecting soldiers in combat and supporting their families, advancing cyber capabilities, keeping our national infrastructure secure, enabling and enhancing digital services, transforming the healthcare system, and improving governmental efficiency to achieve better outcomes. We serve commercial clients across industries including aerospace, financial services, health and life sciences, energy, and transportation. Our international clients are primarily in the Middle East, and Southeast Asia.
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
Our Institution and Operating Model
We operate as a single profit/loss center with a single bonus pool for leadership. Our operating model encourages collaboration allowing us to bring a mix of the best talent to every client engagement. Our partnership-style culture provides the operational flexibility necessary to quickly mobilize people and capabilities to react to market changes faster than our competitors. As a result, we can go to market as a whole firm rather than as a collection of individual competing business units or profit centers. Our operating model also encourages and enables continuous investment in the right markets, capabilities, and talent to position the Company for further growth by anticipating what government and commercial clients will need next.
Across all markets, we address our clients’ complex and evolving needs by deploying multifaceted teams with a combination of deep mission understanding, market-leading functional capabilities, consulting talent, and true technical and engineering expertise. These client-facing teams, which are fundamental to our differentiated value proposition, better position us to create market-relevant growth strategies and plan for and meet current, future, and prospective market needs. They also help us identify and deliver against diverse client needs in a more agile manner. Our significant win rates during fiscal 2019 on new and re-competed contracts of 60% and 83%, respectively, as compared to 63% and 87%, respectively, in fiscal 2018 demonstrate the strength of this approach.

Our People
Our ability to deliver lasting value and results to our clients has always been, and continues to be, a product of the strong character, expertise and tremendous passion of our people. Our approximately 26,100 employees work to solve hard problems by making our clients’ missions their own, combining decades of consulting and domain expertise with functional expertise in areas such as analytics, digital solutions, engineering, and cybersecurity. Our talented people are supported by a culture of innovation, diversity, and inclusion.
Our people at a glance:

•	81 partners

•	Nearly 29% are veterans, including 18 partners

•	Approximately 85% hold bachelor’s degrees; approximately 40% hold master’s degrees; and approximately 3% hold doctoral degrees

•	Approximately 66% hold security clearances
We attract and retain the best people by providing them with opportunities to grow, build skills, and be appreciated for their contributions as they work on our clients’ toughest challenges. We continuously invest in elements of our employee value proposition to ensure we remain an employer of choice in a highly competitive talent marketplace. This value proposition creates a virtuous circle in which our employees know they are making a difference while growing their careers, which furthers their commitment to Booz Allen and makes them ambassadors for future talent. Booz Allen has always recognized the importance of our people and culture, and we continue to build on that strong legacy as we support our employees to meet their full potential.
We also foster the spirit of innovation through events, partnerships, programs, and tools that facilitate collaboration to tackle a common challenge or pitch new products and capabilities. It is the diversity of our employees that fuels this innovation and enhances the way we work by bringing a wealth of experiences and expertise to any challenge. We celebrate difference in all forms, building an environment of diversity and inclusion regardless of ethnicity, religion, gender, sexual orientation, age or disability.
The importance we place on our people continues to receive external recognition. For the ninth consecutive year, Booz Allen has received a perfect score on the Corporate Equality Index (CEI), a national benchmarking survey on corporate policies and practices related to LGBTQ workplace equality administered by the Human Rights Campaign Foundation. In addition, for the fourth consecutive year, Booz Allen received a perfect score on the 2018 Disability Equality Index (DEI), and has been named a DEI "Best Place to Work." Vault.com ranked us as #1 in public sector consulting. Fortune named us as one of the World’s Most Admired Companies and Forbes selected us as one of the Best Employers for Women, a Best Management Consulting Firm, and a Best Employer for New Grads in 2018. We have also been honored with industry awards that showcase our employer brand, including "One of the 9 Best Management Consulting Firms" by Business Insider, "Top-Rated Workplace" and #11 ranked "Hottest Company for Job Seekers" by Indeed, "Best for Vets" by Military Times, "Working Mother Top 100", "Best Place to Work for New Dads" by Fatherly, #18 ranked "Best Places to Work in IT" by Computer World and #17 ranked "Largest Global Defense Contractor" by DefenseNews.
Beyond their client work, our people and our Company demonstrate passionate service in their commitment to our country, military, and communities. Our social impact strategy connects people, organizations, and communities with transformational innovation and technological solutions that power human potential and wider social impact in a spirit of passionate service. For example, we support a variety of organizations assisting veterans and military families, including supporting training in cyber and science, technology, engineering, and math (STEM) careers, and providing data analytics and other technology solutions in support of operations. Our partners include United Service Organization (USO) of Metropolitan Washington-Baltimore, the Hiring Our Heroes program of the U.S. Chamber of Commerce, and the Elizabeth Dole Foundation.
In the past year, we issued 465 "dollars for doers" volunteer service grants to approximately 390 nonprofit groups and schools to recognize employees who volunteered more than 40 hours per year to each of these organizations. Employees recorded more than 88,500 total hours of service during the year and donated generously (with donations matched by the firm) to the American Red Cross National Disaster Relief Fund, Team Rubicon, Good360 and the Booz Allen Foundation for disaster response in communities impacted by recent disasters across the United States. We deployed employees to use their technical and consulting skills to help nonprofits solve their biggest problems through pro bono initiatives for organizations such as the Kennedy Center for the Performing Arts, the Mission Continues, and the National Postal Museum.

Purpose and Values. As one of the first organizations in the United States to adopt a formal code of business ethics, we have always believed that doing what’s right and holding ourselves and others accountable is the only way to do business. Our people exemplify our purpose to "empower people to change the world" and live our values:
•Ferocious Integrity: Do right; hold ourselves accountable
•Unflinching Courage: Speak truth to power; maintain convictions; bring bold thinking
•Passionate Service: Embrace the mission; build community through generosity; make meaningful connections; listen and act with empathy
•Collective Ingenuity: Find the biggest problem and solve it; be resourceful and creative; seek to make the biggest difference; harness the power of diversity; be devoted to the team
•Champion’s Heart: Crave being the best; bring joy to the pursuit; learn from failure; compete with passion

Functional Service Offerings
We offer five functional service offerings, which are supported by continued investment and innovation, that drive our capacity to meet market demand today and into the future. We provide a range of technological capabilities that have had an enduring impact for our clients, our people, and the communities where we live and work.
Our functional service offerings are summarized below:

•
Consulting focuses on the talent and expertise needed to solve client problems and develop mission-oriented solutions for specific domains, business strategies, human capital, and operations through new and innovative approaches. We help clients boost organizational performance, deploy new technologies in smart ways, and change and streamline processes to achieve better outcomes.

•
Analytics focuses on delivering transformational solutions in the areas of decision analytics (including operations research and cost estimation), automation, and data science (including predictive modeling and machine learning) as well as new or emerging areas such as deep learning and artificial intelligence. We pioneer new approaches to apply analytical technology to clients' problems, draft industry-defining publications, and introduce transformative products such as graphics processing unit (GPU) accelerated deep learning software to the market.

•
Digital Solutions combines the power of modern systems development techniques and cloud platforms with the power of machine learning to transform customer and mission experiences. We blend in-depth client mission understanding and digital technical expertise with a consultative approach. We develop, design, and implement powerful solutions built on contemporary methodologies and modern architectures. We accelerate clients to open, cloud native environments, where capability can be securely developed and deployed at scale, and effort allocated toward data management challenges is redirected to analysis and insights.

•
Engineering delivers engineering services and solutions to define, develop, implement, sustain, and modernize complex physical systems. We leverage mature engineering methodologies to solve our clients' most complex problems. We bring a holistic understanding of client needs and technical strategy as well as policy experts to deliver purpose-fit solutions to problems. Our engineering capabilities include external industry standard certifications (e.g., International Organization for Standardization 90001 and AS9100).

•
Cyber focuses on active prevention, detection, and cost effectiveness. Active prevention includes methods of securing platforms and enterprises against cyber attacks. Detection is the instrumentation of networks to provide lead indicators of penetrations. Cost effectiveness includes our integrated engineering capabilities. Our cyber capabilities are rooted in decades of service to the U.S. federal intelligence community and today afford us the opportunity to maintain technical expertise in network security. With decades of mission intelligence combined with the most advanced tools available, we help clients understand the business value of cyber risk management and prepare for future cybersecurity needs with a lens toward efficiency and effectiveness.

Innovation and Solutions
We are developing transformative solutions that build lasting value for our clients and drive focused innovation to seed next generation businesses in the areas of artificial intelligence, immersive technologies, secure mobility, advanced engineering (such as directed energy), and customer-centric modern digital platforms. We are advancing and creating the infrastructure and mechanics for new and disruptive business models by enabling a vibrant innovation culture, bringing a solutions mindset to our marketplace and sales force, and by building the Company’s presence and brand in the external innovation ecosystem. As a gateway to driving innovation, our solutions combine market-prioritized needs with the Company’s capabilities and products.

These solutions enhance future revenue opportunities, monetize the firm's intellectual property, and create differentiated business models and sales channels to drive greater value for our clients.
In addition, we are an essential partner in regional innovation communities all over the country. Through our innovation ecosystem, we are focused on solution co-creation and technology scouting, and are physically co-locating, co-creating, mentoring, incubating, contributing, and investing with organizations in Washington, D.C.; Boston, Massachusetts; Austin, Texas; San Francisco, California; and from Seattle, Washington to San Diego, California (the corridor of venture capitalists and digital powerhouses), with hubs in Herndon, Virginia, Laurel, Maryland, and Charleston, South Carolina. We harness next-generation technologies being created in academic, startup, and big technology firms to imagine and incubate new offerings, solutions, and growth for the Company.
Our Long-Term Growth Strategy
Vision 2020 is a comprehensive strategy to transform Booz Allen and create sustainable quality growth for the Company. Fiscal 2019 was the sixth year of implementing the strategy, but its design reaches back to before the government market began to contract in 2011 and 2012. We anticipated the market downturn and set in place a strategy that would allow us to emerge in a strong position vis-à-vis our competitors. Under Vision 2020, we are:

•	Moving closer to the center of our clients’ core missions

•	Increasing the technical content of our work

•	Attracting and retaining superior talent in diverse areas of expertise

•	Leveraging innovation to deliver complex, differentiated, end-to-end solutions

•	Creating a broad network of external partners and alliances

•	Expanding into the commercial and international markets
The success of our strategy can be seen in:

•	Backlog growth, which achieved record levels during fiscal 2019

•	Headcount growth and a corresponding shift in our talent portfolio to more technical expertise in disciplines such as systems development, cyber, and analytics

•	Continued growth in the global commercial market

•	Execution against our capability focused acquisition strategy.
To support our success against our Vision 2020 long-term strategy, we are considering and have taken steps in preparation for the implementation of new financial management systems to, among other things, support business growth and facilitate the exploration of new lines of business in the future.

Our Clients
Booz Allen is committed to solving our clients’ toughest challenges, and we work with a diverse base of public and private sector clients across a number of industries, in the U.S. and internationally.
Our clients call us to work on their hardest problems, such as delivering effective healthcare, protecting soldiers in combat and their families, and keeping our national infrastructure secure. We are investing in markets, capabilities, and talent and are building new business models through strategic ventures, partnerships, and product offerings.
Our government clients include substantially all of the cabinet-level departments of the U.S government. We serve commercial clients across industries including financial services, health and life sciences, energy, and transportation to solve their hardest and most sophisticated challenges, including cybersecurity challenges, and have a thriving portfolio of international clients in the Middle East and Southeast Asia.
A Large Addressable Market
We believe that the U.S government is the world’s largest consumer of management and technology consulting services. The U.S. government’s total spending for its fiscal year ended September 30, 2018 was close to $4.1 trillion, excluding authorizations from Overseas Contingency Operations and supplemental funding for the Department of Defense. Of this amount, approximately $1.4 trillion was for discretionary budget authority, including $701 billion for the Department of Defense and intelligence community and $722 billion for civil agencies. Based on data from the Federal Procurement Data System, approximately $555 billion of the U.S. government’s fiscal year 2018 discretionary outlays were non-intelligence agency funding-related products and services procured from private contractors. We estimate that $137.3 billion of the spending directed toward private contractors in U.S. government fiscal year 2018 was for management, technology, and engineering services, with $76.3 billion spent by the Department of Defense and $61.0 billion spent by civil agencies. The agencies of the U.S. intelligence community that we serve represent an additional market. These numbers also exclude a large addressable market for our services and capabilities in the global commercial markets where we have a modest but growing footprint.
Highlights of Booz Allen’s fiscal 2019 are as follows:

•	We derived 96% of our revenue from contracts where the end client was an agency or department of the U.S. government.

•	We delivered services under 4,709 contracts and task orders.

•	We derived 92% of our revenue in fiscal 2019 from engagements for which we acted as the prime contractor.

•	We derived 13% of our revenue in fiscal 2019 from the Navy Marine Corps, which was the single largest client that we served in that year.
Selected Long-Term Client Relationships

Client (1)	Relationship Length (Years)
U.S. Navy	75+
U.S. Army	70+
Department of Energy	40+
U.S. Air Force	40+
National Security Agency	35+
Department of Homeland Security	35+
Federal Bureau of Investigation	25+
Department of Health and Human Services	20+
National Reconnaissance Office	20+
A U.S. intelligence agency	20+
Internal Revenue Service	20+

(1)	Includes predecessor organizations.
Defense and Intelligence Clients
We help our military services take on new missions, tackle acquisition and budgeting challenges, and address the medical needs of soldiers in combat. We also help our defense and intelligence clients adopt innovative technologies by bringing tools, techniques, and expertise to challenges and applying them in innovative ways.
The men and women we hire have served their country and have the experience and determination to help our defense clients keep our nation safe. Our technologists and innovators work alongside our experts in strategy development, acquisition, and operations to help commanders and their staffs in the field share mission-critical information and make crucial battlefield decisions.
We count among our many defense and intelligence clients all four branches of the U.S. military, the Office of the Secretary of Defense, the Joint Staff and members of the intelligence community. Our key defense clients include the Army, Navy/Marine Corps, Air Force, and Joint Combatant Commands. Our key intelligence clients include U.S. intelligence agencies, such as the National Security Agency, National Geospatial-Intelligence Agency, and National Reconnaissance Office, and military intelligence agencies, such as the Defense Intelligence Agency, Service Intelligence Centers, and Intelligence Surveillance Reconnaissance units.
Revenue generated from defense clients was $3.1 billion, or approximately 46.6% of our revenue in fiscal 2019 as compared to $2.8 billion, or approximately 45.9% of our revenue in fiscal 2018. Revenue generated from defense clients also includes foreign military sales to non-U.S. government clients. Revenue generated from intelligence clients was $1.6 billion, or approximately 23.4% of our revenue in fiscal 2019 as compared to $1.5 billion, or approximately 24.2% of our revenue in fiscal 2018.

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
Our work spans the full breadth of civil government, including energy and the environment, financial services, health, homeland security, law enforcement, transportation, grants, international development and diplomacy, and benefits and entitlements. Our major civil government clients include the Departments of Homeland Security, Health and Human Services, Veterans Affairs, Treasury, and Justice.
Revenue generated from civil government was $1.8 billion, or approximately 26.3% of our revenue in fiscal 2019 as compared to $1.6 billion, or approximately 26.7% of our revenue in fiscal 2018.
Global Commercial Clients
Global commercial clients are comprised of U.S. commercial and international clients.
For our commercial clients, we combine our consulting heritage with cybersecurity practitioner experience gained from cyber incidents and challenges in the public and private sectors to deliver market-leading cyber defense solutions that include consulting and managed service. We serve commercial clients in a variety of industries including aerospace, financial services, health and life sciences, and energy and transportation.
For our international clients, we work alongside public and private sector leaders to help shape and execute their critical agendas.
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
Revenue generated from global commercial clients was $261.6 million, or approximately 3.8% of our revenue in fiscal 2019 as compared to $198.1 million, or approximately 3.2% of our revenue in fiscal 2018.
Contracts
Booz Allen’s approach has long been to ensure that we have prime or subcontractor positions on a wide range of contracts that allow clients maximum opportunity to access our services. Our diverse contract base provides stability to our business. This diversity shows that more than 74% of our revenue for fiscal 2019 was derived from 3,610 active task orders under indefinite delivery/indefinite quantity (IDIQ) contract vehicles. Our top IDIQ contract vehicle represented approximately 8.3% of our revenue in fiscal 2019. Our largest task order under an IDIQ contract vehicle accounted for approximately 3.8% of our revenue in fiscal 2019. Our largest definite contract represented approximately 2.8% of our revenue in fiscal 2019.
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
Listed below are our top IDIQ contracts for fiscal 2019 and the number of active task orders under these contracts as of March 31, 2019.

	Fiscal 2019 Revenue	% of Total Revenue	Number of Task Orders as of March 31, 2019	Expiration Date (1)
	(in millions)
One Acquisition Solution for Integrated Services	$559.2	8.3%	83	9/2/2024
Booz Allen Engineering Services - Alliant	536.5	8.0%	38	4/30/2019
System Engineering and Analysis/Advanced Technology Support	327.0	4.9%	36	12/31/2019
Defense Systems Technical Area Tasks	298.4	4.5%	54	6/22/2019
Professional Services Schedule	250.1	3.7%	182	9/30/2035
Chief Information officer - Solutions & Partners 3	188.6	2.8%	27	5/31/2022
Information Technology Schedule 70	183.3	2.7%	41	3/22/2019
Transformation Twenty-One Total Technology Next Generation	173.8	2.6%	8	3/6/2026
Information Technology Schedule 70 (Successor)	140.5	2.1%	93	6/28/2036
VA TAC Transformation Twenty-One Total Technology	97.6	1.5%	12	6/30/2016
(1) Expiration date applies to the IDIQ vehicle. Task orders awarded under the IDIQ can run past the expiration of the IDIQ itself.
Under their Category Management initiative, the General Services Administration (GSA) has undertaken an effort to improve its professional service schedule offerings. As a result of this initiative, GSA consolidated multiple contract vehicles under the schedule program. The result for Booz Allen has been the consolidation of the scope of six schedules into one professional services schedule contract. The GSA Schedule contracts to be consolidated under the new professional services schedule are: Advertising and Integrated Marketing Solutions (AIMS), Environmental Services (ES), Financial and Business Services (FABS), Logistics Worldwide (LOGWORLD), Mission Oriented Business Integrated Services (MOBIS), and Professional Engineering Services (PES).
Booz Allen’s migration request was accepted in October 2015 and, as a result, our individual schedules included in the GSA’s consolidation will remain in place through the end of the current option period of each individual contract to prevent the interruption of services. The revenue generated under these individual schedules will begin to decrease during this transition period. We anticipate that the decrease in revenue on the individual schedules will be offset by growth under the new professional service schedule. We anticipate this transition will have negligible impact on future revenues.
Listed below for each specified revenue band is the number of task orders, revenue derived from the task orders, and average duration of the task orders as of March 31, 2019. The table includes revenue earned during fiscal 2019 under all task orders that were active during fiscal 2019 under these IDIQ contracts and the number of active task orders on which this revenue was earned. Average duration reflected in the table below is calculated based on the inception date of the task order, which may be prior to the beginning of fiscal 2019, and the completion date which may have been prior or subsequent to March 31, 2019. As a result, the actual average remaining duration for task orders included in this table may be less than the average duration shown in the table, and task orders included in the table may have been complete on March 31, 2019.

Segmentation of Task Order by Revenue Fiscal 2019	Number of Task Orders Active During Fiscal 2019	Fiscal 2019 Revenue (in millions)	% of Total Revenue	Average Duration (Years)

Less than $1 million	2,799	$493.2	7%	1.5
Between $1 million and $3 million	455	791.3	12%	2.0
Between $3 million and $5 million	143	547.3	8%	2.3
Between $5 million and $10 million	108	762.1	11%	2.5
Greater than $10 million	105	2,404.9	36%	2.9
Total	3,610	4,998.8	74%	1.7
Listed below are our top definite contracts for fiscal 2019 and revenue recognized under these contracts. Classified contracts that cannot be named are noted generically in the table:

	Fiscal 2019 Revenue	% of Total Revenue	Expiration Date
	(in millions)
Classified Contract	$188.5	2.8%	9/30/2021
Classified Contract	74.7	1.1%	3/7/2023
Classified Contract	66.8	1.0%	4/21/2019
Transition Assistance Program Support Services	56.2	0.8%	5/16/2022
Classified Contract	45.3	0.7%	6/30/2019
Classified Contract	39.7	0.6%	6/30/2025
DTRA CTR Advisory and Assistance Services	38.2	0.6%	5/26/2021
InnoVision Future Solutions Program	35.6	0.5%	4/30/2019
Classified Contract	32.3	0.5%	9/30/2019
Classified Contract	31.7	0.5%	9/30/2019

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

Our backlog does not include contracts that have been awarded but are currently under protest and also does not include any task orders under IDIQ contracts except to the extent that task orders have been awarded to us under those contracts.
The following table summarizes the value of our contract backlog as of the respective dates presented:

	As of March 31,
	2019	2018
	(In millions)
Funded	$3,436	$2,685
Unfunded	3,687	4,161
Priced options	12,198	9,174
Total backlog	$19,321	$16,020
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

Competition
The government services market is highly fragmented and competition within the government professional services industry has intensified as a result of market pressure and consolidation activity. In addition to professional service companies like ours that focus principally on the provision of services to the U.S. government, other companies active in our markets include large defense contractors; diversified consulting, technology, and outsourcing service providers; and small businesses.
Changing government policies and market dynamics are impacting the competitive landscape. In the past, the government’s focus on organizational conflicts of interest have driven divestitures, which have changed the competitive landscape. More recently, there has been increasing pressure from government clients to utilize small businesses, in large part because of a push by both past and present administrations to bolster the economy by helping small business owners. Finally, as a result of the foregoing factors and the drive in our markets to quickly build competencies in growth areas and achieve economies of scale, we believe that consolidation activity among market participants will continue.
In the course of doing business, we compete and collaborate with companies of all types and sizes. We strive to maintain positive and productive relationships with these organizations. Some of them hire us as a subcontractor, and we hire some of them to work with us as our subcontractors. Our major competitors include: (1) contractors focused principally on the provision of services to the U.S. government, (2) large defense contractors that provide both products and services to the U.S. government, and (3) diversified service providers. We compete based on our technical expertise and client knowledge, our ability to successfully recruit and retain appropriately skilled and experienced talent, our ability to deliver cost-effective multifaceted services in a timely manner, our reputation and relationship with our clients, our past performance, security clearances, and the size and scale of our Company. In addition, to maintain our competitive position, we routinely review our operating structure, capabilities, and strategy to determine whether we are effectively meeting the needs of existing clients, effectively responding to developments in our markets, and successfully building a platform intended to provide the foundation for the future growth of our business.
Patents and Proprietary Information
Our management and technology consulting services business utilizes a variety of proprietary rights in delivering products and services to our clients. We claim a proprietary interest in certain service offerings, products, software tools, methodologies, and know-how and also have certain licenses to third-party intellectual property that may be significant to our business. While we have several patents issued and pending in the United States and in certain foreign countries, we do not consider our overall business to be materially dependent on the protection of such patents. In addition, we have a number of trade secrets that contribute to our success and competitive position, and we endeavor to protect this proprietary information. While protecting trade secrets and proprietary information is important, we are not materially dependent on any specific trade secret or group of trade secrets.
We rely on a combination of nondisclosure agreements and other contractual arrangements, as well as copyright, trademark, patent, and trade secret laws to protect our proprietary information. We also enter into proprietary information and intellectual property agreements with employees, which require them to disclose any inventions created during employment, to convey such rights to inventions to us, and to restrict any disclosure of proprietary information. We have a variety of proprietary marks registered in the United States and certain foreign countries, including "Booz Allen Hamilton." Generally, registered trademarks have perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks. We have registered trademarks related to our name and logo in the United States, with the earliest renewal in March 2020, while the earliest renewal for our trademarks outside of the United States is June 2019.
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

Regulation
As a contractor to the U.S. government, as well as state and local governments, we are heavily regulated in most fields in which we operate. We deal with numerous U.S. government agencies and entities, and, when working with these and other entities, we must comply with and are affected by unique laws and regulations relating to the formation, administration, and performance of public government contracts. Some significant laws and regulations that affect us include the following:

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

•
the Truthful Cost or Pricing Data Statute (formerly known as the Truth in Negotiations Act), which requires certification and disclosure of cost and pricing data in connection with the negotiation of certain contracts, modifications, or task orders;

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

•	laws, regulations, and executive orders, regulating the handling, use, and dissemination of personally identifiable information in the course of performing a U.S. government contract;

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

•
the Contractor Business Systems rule, which authorizes Department of Defense agencies to withhold a portion of our payments if we are determined to have a significant deficiency in our accounting, cost estimating, purchasing, earned value management, material management and accounting, and/or property management system; and

•
the Cost Accounting Standards and Cost Principles, which impose accounting and allowability requirements that govern our right to reimbursement under certain cost-based U.S. government contracts and require consistency of accounting practices over time.

Given the magnitude of our revenue derived from contracts with the Department of Defense, the Defense Contract Audit Agency, or DCAA, is our cognizant government audit agency. The DCAA audits the adequacy of our internal control systems and policies including, among other areas, compensation. The Defense Contract Management Agency (DCMA), as our cognizant government contract management agency, may determine that a portion of our employee compensation is unallowable based on the findings and recommendations in the DCAA's audits. In addition, the DCMA directly reviews the adequacy of certain other business systems, such as our purchasing system. See “Item 1A. Risk Factors — Risk Related to Our Industry — Our work with government clients exposes us to additional risks inherent in the government contracting environment, which could reduce our revenue, disrupt our business, or otherwise materially adversely affect our results of operations.” We are also subject to audit by Inspectors General of other U.S. government agencies.
The U.S. government may revise its procurement practices or adopt new contract rules and regulations at any time. To help ensure compliance with these laws and regulations, all of our employees are required to attend ethics training at least annually, and to participate in other compliance training relevant to their position. Internationally, we are subject to special U.S. government laws and regulations (such as the Foreign Corrupt Practices Act), local government regulations and procurement policies and practices, including regulations relating to import-export control, investments, exchange controls, and repatriation of earnings, as well as varying currency, political, and economic risks.
U.S. government contracts are, by their terms, subject to termination by the U.S. government either for its convenience or default by the contractor. In addition, U.S. government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract performance could take many years. As is common in the industry, our Company is subject to business risks, including changes in governmental appropriations, national defense policies, service modernization plans, and availability of funds. Any of these factors could materially adversely affect our Company’s business with the U.S. government in the future.
The U.S. government has a broad range of actions that it can instigate to enforce its procurement law and policies. These include proposing a contractor, certain of its operations or individual employees for debarment or suspending or debarring a contractor, certain of its operations or individual employees from future government business. In addition to criminal, civil and administrative actions by the U.S. government, under the False Claims Act, an individual alleging fraud related to payments under a U.S. government contract or program may file a qui tam lawsuit on behalf of the government against us; if successful in obtaining a judgment or settlement, the individual filing the suit may receive up to 30% of the amount recovered by the government.
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
Available Information
We file annual, quarterly, and current reports and other information with the Securities and Exchange Commission (SEC). The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC, including us. You may also access, free of charge, our reports filed with the SEC (for example, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K and any amendments to those forms) through the “Investors” portion of our website (www.boozallen.com). Reports filed with or furnished to the SEC will be available as soon as reasonably practicable after they are filed with or furnished to the SEC. Our website is included in this Annual Report as an inactive textual reference only. The information found on our website is not part of this or any other report filed with or furnished to the SEC.

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

The U.S. government is our primary client, with revenue from contracts and task orders, either as a prime or a subcontractor, with U.S. government agencies accounting for 96% of our revenue for fiscal 2019. Our belief is that the successful future growth of our business will continue to depend primarily on our ability to be awarded work under U.S. government contracts, as we expect this will be the primary source of substantially all of our revenue in the foreseeable future. For this reason, any issue that compromises our relationship with the U.S. government generally or any U.S. government agency that we serve would cause our revenue to decline. Among the key factors in maintaining our relationship with U.S. government agencies are our performance on contracts and task orders, the strength of our professional reputation, compliance with applicable laws and regulations, and the strength of our relationships with client personnel. In addition, the mishandling or the perception of mishandling of sensitive information, such as our failure to maintain the confidentiality of the existence of our business relationships with certain of our clients, including as a result of misconduct or other improper activities by our employees or subcontractors, or a failure to maintain adequate protection against security breaches, including those resulting from cyber attacks, could harm our relationship with U.S. government agencies. See "—Our employees or subcontractors may engage in misconduct or other improper activities, which could harm our ability to conduct business with U.S. government." Our relationship with the U.S. government could also be damaged as a result of an agency’s dissatisfaction with work performed by us, a subcontractor, or other third parties who provide services or products for a specific project for any reason, including due to perceived or actual deficiencies in the performance or quality of our work, and we may incur additional costs to address any such situation and the profitability of that work might be impaired. Further, negative publicity concerning government contractors in general or us in particular may harm our reputation with federal government contractors. To the extent our reputation or relationships with U.S. government agencies is impaired, our revenue and operating profits could materially decline.
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

•
U.S. government shutdowns due to, among other reasons, a failure by elected officials to fund the government (such as that which occurred during government fiscal years 2014, 2018 and 2019) or weather-related closures in the Washington, D.C. area and other potential delays in the appropriations process;

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
The U.S. government budget deficits, the national debt, and prevailing economic conditions, and actions taken to address them, could negatively affect U.S. government expenditures on defense, intelligence, and civil programs for which we provide support. The Department of Defense is one of our significant clients and cost cutting, including through consolidation and elimination of duplicative organizations and insourcing, has become a major initiative for the Department of Defense. In particular, the Budget Control Act of 2011 (as subsequently amended) provides for automatic spending cuts (referred to as sequestration) totaling approximately $1.2 trillion between 2013 and 2021, including an estimated $500 billion in federal defense spending cuts over this time period. Most recently, the Bipartisan Budget Act of 2018 amended the discretionary spending limits established by the Budget Control Act of 2011, as amended, for the government fiscal 2018 and 2019 budgets across the federal government and increased the prior discretionary spending cap in both defense and non-defense. Pursuant to the Department of Defense and Labor, Health and Human Services, and Education Appropriations Act, 2019 and Consolidated Appropriations Act, 2019, the new Department of Defense spending limit is approximately $674.4 billion for government fiscal 2019, including an allocation of $67.9 billion in overseas contingency operations funding. While recent budget actions reflect a more measured and strategic approach to addressing the U.S. government’s fiscal challenges, there remains uncertainty as to how exactly budget cuts, including sequestration, will impact us, and we are therefore unable to predict the extent of the impact of such cuts on our business and results of operations. However, a reduction in the amount of or reductions, delays, or cancellations of funding for, services that we are contracted to provide to the Department of Defense as a result of any of these related initiatives, legislation or otherwise could have a material adverse effect on our business and results of operations. In addition, in response to an Office of Management and Budget mandate, government agencies have reduced management support services spending in recent years. If federal awards for management support services continue to decline, our revenue and operating profits may materially decline and further efforts by the Office of Management and Budget to decrease federal awards for management support services could have a material and adverse effect on our business and results of operations.
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

•
the Truthful Cost or Pricing Data Statute (formerly known as the Truth in Negotiations Act), which requires certification and disclosure of cost and pricing data in connection with the negotiation of certain contracts, modifications, or task orders;

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

•
the Contractor Business Systems rule, which authorizes Department of Defense agencies to withhold a portion of our payments if we are determined to have a significant deficiency in our accounting, cost estimating, purchasing, earned value management, material management and accounting, and/or property management system; and

•
the FAR Cost Accounting Standards and Cost Principles, which impose accounting and allowability requirements that govern our right to reimbursement under certain cost-based U.S. government contracts and require consistency of accounting practices over time.

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
We believe that one of the key elements of our success is our position as the holder of 3,610 active task orders under IDIQ contract vehicles as of March 31, 2019. Our ability to maintain our existing business and win new business depends on our ability to maintain our prime and subcontractor positions on these contracts. The loss, without replacement, of certain of these contract vehicles could have a material adverse effect on our ability to win new business and our operating results. In addition, if the U.S. government elects to use a contract vehicle that we do not hold, we will not be able to compete for work under that contract vehicle as a prime contractor.
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
We enter into three general types of U.S. government contracts for our services: cost-reimbursable, time-and-materials, and fixed-price. For fiscal 2019, we derived 53% of our revenue from cost-reimbursable contracts, 24% from time-and-materials contracts and 23% from fixed-price contracts.
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
Our professional reputation and relationships with U.S. government agencies are critical to our business, and any harm to our reputation or relationships could decrease the amount of business the U.S. government does with us, which could have a material adverse effect on our future revenue and growth prospects.
We depend on our contracts with U.S. government agencies for substantially all of our revenue and if our reputation or relationships with these agencies were harmed, our future revenue and growth prospects would be materially and adversely affected. Our reputation and relationship with the U.S. government is a key factor in maintaining and growing revenue under contracts with the U.S. government. In addition, a significant portion of our business relates to designing, developing, and implementing advanced defense and technology systems and products, including cybersecurity products and services. Negative press reports regarding poor contract performance, employee misconduct, information security breaches, engagements in or perceived connections to politically or socially sensitive activities, or other aspects of our business, or regarding government contractors generally, could harm our reputation. In addition, to the extent our performance under a contract does not meet a U.S. government agency’s expectations, the client might seek to terminate the contract prior to its scheduled expiration date, provide a negative assessment of our performance to government-maintained contractor past-performance data repositories, fail to award us additional business under existing contracts or otherwise, and direct future business to our competitors. If our reputation or relationships with these agencies are negatively affected, or if we are suspended or debarred from contracting with government agencies for any reason, such actions would decrease the amount of business that the U.S. government does with us, which would have a material adverse effect on our future revenue and growth prospects.

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
As of March 31, 2019, our total backlog was $19.3 billion, of which $3.4 billion was funded. We define backlog to include the following three components:

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

Our backlog does not include contracts that have been awarded but are currently under protest and also does not include any task orders under IDIQ contracts, except to the extent that task orders have been awarded to us under those contracts. For additional disclosure regarding our backlog, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors and Trends Affecting Our Results of Operations - Sources of Revenue - Contract Backlog."
We historically have not realized all of the revenue included in our total backlog, and we may not realize all of the revenue included in our total backlog in the future. There is a somewhat higher degree of risk in this regard with respect to unfunded backlog and priced options. In addition, there can be no assurance that our backlog will result in actual revenue in any particular period. This is because the actual receipt, timing, and amount of revenue under contracts included in backlog are subject to various contingencies, including congressional appropriations, many of which are beyond our control. In particular, delays in the completion of the U.S. government’s budgeting process and the use of continuing resolutions could adversely affect our ability to timely recognize revenue under our contracts included in backlog. Furthermore, the actual receipt of revenue from contracts included in backlog may never occur or may be delayed because: a program schedule could change or the program could be canceled; a contract’s funding or scope could be reduced, modified, delayed, de-obligated or terminated early, including as a result of a lack of appropriated funds or as a result of cost cutting initiatives and other efforts to reduce U.S. government spending and/or the automatic federal defense spending cuts required by sequestration; in the case of funded backlog, the period of performance for the contract has expired or the U.S. government has exercised its unilateral right to cancel multi-year contracts and related orders or terminate existing contracts for convenience or default; in the case of unfunded backlog, funding may not be available; or, in the case of priced options, our clients may not exercise their options. In addition, consulting staff headcount growth is the primary means by which we are able to recognize revenue growth. Any inability to hire additional appropriately qualified personnel or failure to timely and effectively deploy such additional personnel against funded backlog could negatively affect our ability to grow our revenue. We may also not recognize revenue on funded backlog due to, among other reasons, the tardy submissions of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a predetermined expiration date such as the end of the U.S. government's fiscal year. The amount of our funded backlog is also subject to change, due to, among other factors: changes in congressional appropriations that reflect changes in U.S. government policies or priorities resulting from various military, political, economic or international developments; changes in the use of U.S. government contracting vehicles, and the provisions therein used to procure our services; and adjustments to the scope of services under, or cancellation of contracts, by the U.S. government at any time. Furthermore, even if our backlog results in revenue, the contracts may not be profitable.

We may fail to attract, train and retain skilled and qualified employees, which may impair our ability to generate revenue, effectively serve our clients, and execute our growth strategy.
Our business depends in large part upon our ability to attract and retain sufficient numbers of highly qualified individuals who may have advanced degrees in areas such as information technology as well as appropriate security clearances. We compete for such qualified personnel with other U.S. government contractors, the U.S. government, and private industry, and such competition is intense. Personnel with the requisite skills, qualifications, or security clearance may be in short supply or generally unavailable. Our ability to attract and retain skilled and qualified employees may also be impacted by our engagements in, or perceived connections to, politically or socially sensitive activities. In addition, our ability to recruit, hire, and internally deploy former employees of the U.S. government is subject to complex laws and regulations, which may serve as an impediment to our ability to attract such former employees, and failure to comply with these laws and regulations may expose us and our employees to civil or criminal penalties. If we are unable to recruit and retain a sufficient number of qualified employees, or fail to deploy such employees or obtain their appropriate security clearances in a timely manner, our ability to maintain and grow our business and to effectively serve our clients could be limited and our future revenue and results of operations could be materially and adversely affected. Furthermore, to the extent that we are unable to make necessary permanent hires to appropriately serve our clients, we could be required to engage larger numbers of contracted personnel, which could reduce our profit margins.
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
We estimate that revenue derived from contracts under which we acted as a subcontractor to other companies represented 8% of our revenue for fiscal 2019. As a subcontractor, we often lack control over fulfillment of a contract, and poor performance on the contract could tarnish our reputation, even when we perform as required, and could cause other contractors to choose not to hire us as a subcontractor in the future. If the U.S. government terminates or reduces other prime contractors’ programs or does not award them new contracts, subcontracting opportunities available to us could decrease, which would have a material adverse effect on our financial condition and results of operations. In addition, as a subcontractor, we may be unable to collect payments owed to us by the prime contractor, even if we have performed our obligations under the contract, as a result of, among other things, the prime contractor’s inability to fulfill the contact. Due to certain common provisions in subcontracts in certain countries, we could also experience delays in receiving payment if the prime contractor experiences payment delays, which could have an adverse effect on our financial condition and results of operations.
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
A significant portion of our business relates to designing, developing, and implementing advanced defense and technology systems and products, including cybersecurity products and services. New technologies may be untested or unproven. We maintain insurance policies that mitigate against risk and potential liabilities related to our operations, including data breaches. This insurance is maintained in amounts that we believe are reasonable. However, our insurance coverage may not be adequate to cover those claims or liabilities, and we may be forced to bear significant costs from an accident or incident. The amount of the insurance coverage we maintain or indemnification to which we may be contractually or otherwise entitled may not be adequate to cover all claims or liabilities. Accordingly, we may be forced to bear substantial costs resulting from risks and uncertainties of our business which would negatively impact our results of operations, financial condition or liquidity.
Systems that we develop, integrate, maintain, or otherwise support could experience security breaches which may damage our reputation with our clients and hinder future contract win rates.
We develop, integrate, maintain, or otherwise support systems and provide services that include managing and protecting information involved in intelligence, national security, and other sensitive or classified government functions. Our systems also store and process sensitive information for commercial clients, including personally identifiable, health and financial information. The cyber and security threats that our clients face have grown more frequent and sophisticated. A security breach in one of these systems could cause serious harm to our business, damage our reputation, and prevent us from being eligible for further work on sensitive systems for U.S. government or commercial clients. Work for non-U.S. government and commercial clients involving the protection of information systems or that store clients' information could also be harmed due to associated security breaches. Damage to our reputation or limitations on our eligibility for additional work or any liability resulting from a security breach in one of the systems we develop, install, maintain, or otherwise support could have a material adverse effect on our results of operations.
Certain services we provide and technologies we develop are designed to detect and monitor threats to our clients and may expose our staff to financial loss or physical or reputational harm.
We help our clients detect, monitor and mitigate threats to their people, information and facilities. These threats may originate from nation states, terrorist or criminal actors, activist hackers or others who seek to harm our clients. Successful attacks on our clients may cause reputational harm to us and our clients, as well as liability to our clients or third parties. In addition, if we are associated with our clients in this regard, our staff, information and facilities may be targeted by a similar group of threat actors and may be at risk for financial loss, or physical or reputational harm.
Internal system or service failures, or those of our vendors, including as a result of cyber or other security threats, could disrupt our business and impair our ability to effectively provide our services to our clients, which could damage our reputation and have a material adverse effect on our business and results of operations.
We create, implement, and maintain information technology and engineering systems and also use vendors to provide services that are often critical to our clients' operations, some of which involve sensitive information and may be conducted in war zones or other hazardous environments, or include information whose confidentiality is protected by law. As a result, we are subject to systems or service failures, not only resulting from our own failures or the failures of third-party service providers, natural disasters, power shortages, or terrorist attacks, but also from continuous exposure to constantly evolving cyber and other security threats, including computer viruses and malware, attacks by computer hackers or physical break-ins. There has been an increase in the frequency and sophistication of the cyber and security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us because, as a cybersecurity services contractor, we hold classified, controlled unclassified and other sensitive information. As a result, we and our vendors face a heightened risk of a security breach or disruption resulting from an attack by computer hackers, foreign governments, and cyber terrorists. While we put in place policies, controls, and technologies to help detect and protect against such attacks, we cannot guarantee that future incidents will not occur, and if an incident does occur, we may not be able to successfully mitigate the impact. We have been the target of these types of attacks in the past and future attacks are likely to occur. If successful, these types of attacks on our network or other systems or service failures could have a material adverse effect on our business and results of operations, due to, among other things, the loss of client or proprietary data, interruptions or delays in our clients' businesses, and damage to our reputation. In addition, the failure or disruption of our systems, communications, vendors, or utilities could cause us to interrupt or suspend our operations, which could have a material adverse effect on our business and results of operations. In addition, if our employees inadvertently do not adhere to appropriate information security protocols, our protocols are inadequate, or our employees intentionally avoid these protocols, our or our clients' sensitive information may be released thereby causing significant negative impacts to our reputation and exposing us or our clients to liability.
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
Implementation of various data privacy and cybersecurity laws could require significant investment into ongoing compliance activities, trigger potential liability under such laws, and limit our ability to use personal data.
Any failure by us, our vendors or other business partners to comply with international, federal, or state laws regarding data privacy or cybersecurity could result in regulatory actions or lawsuits against us, legal liability, fines, damages and other costs. We may also incur substantial expenses in implementing and maintaining compliance with such laws. For example, the General Data Protection Regulation (“GDPR”), implemented on May 25, 2018 across the European Union (“EU”), imposes more stringent data protection obligations on companies that process data in the EU. GDPR has created new compliance obligations, requires investment into ongoing data protection activities and documentation requirements, and creates the potential for significantly increased fines for noncompliance. In addition, California has enacted the California Consumer Protection Privacy Act of 2018 (“CCPA”), which provides new consumer privacy rights to natural persons residing in California. The CCPA is the most prescriptive general privacy law in the United States, and may lead to similar laws being enacted in other U.S. states or at the federal level. It is possible that the CCPA or similar laws will be deemed applicable to some aspects of our business, which would impose new compliance obligations and require additional investment into data protection activities. The CCPA’s effective date deadline is January 1, 2020, and it is anticipated that the California Attorney General will issue implementing regulations at a date that is not yet known. Any obligations that may be imposed on us under CCPA or similar laws may be different from or in addition to those required by GDPR, which may cause additional expense for compliance across various jurisdictions. GDPR, California law, and the laws of other U.S. states also impose obligations to maintain a cybersecurity program at a certain level of quality, as well as obligations to give notice to affected individuals and to certain regulators in the event of a data breach.
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
We are focused on growing our presence in our addressable markets by: expanding our relationships with existing clients, developing new clients by leveraging our core competencies, further developing our existing capabilities and service offerings, creating new capabilities and service offerings to address our clients' emerging needs, and undertaking business development efforts focused on identifying near-term developments and long-term trends that may pose significant challenges for our clients. These efforts entail inherent risks associated with innovation and competition from other participants in those areas, potential failure to help our clients respond to the challenges they face, our ability to comply with uncertain evolving legal standards applicable to certain of our service offerings, including those in the cybersecurity area, and, with respect to potential international growth, risks associated with operating in foreign jurisdictions, such as compliance with applicable foreign and U.S. laws and regulations that may impose different and, occasionally, conflicting or contradictory requirements, and the economic, legal, and political conditions in the foreign jurisdictions in which we operate, including the GDPR. See "—Implementation of various data privacy and cybersecurity laws could require significant investment into ongoing compliance activities, trigger potential liability under such laws, and limit our ability to use personal data." As we attempt to develop new relationships, clients, capabilities, and service offerings, these efforts could harm our results of operations due to, among other things, a diversion of our focus and resources and actual costs, opportunity costs of pursuing these opportunities in lieu of others and a failure to reach a profitable return on our investments in new technologies, capabilities, and businesses, including expenses on research and development investments, and these efforts could ultimately be unsuccessful. Additionally, the possibility exists that our competitors might develop new capabilities or service offerings that might cause our existing capabilities and service offerings to become obsolete. If we fail in our new capabilities development efforts or our capabilities or services fail to achieve market acceptance more rapidly than our competitors, our ability to procure new contracts could be negatively impacted, which would negatively impact our results of operations and financial condition.
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
We are subject to risks associated with operating internationally.
Our business operations are subject to a variety of risks associated with conducting business internationally, including:

•	Changes in or interpretations of laws or policies that may adversely affect the performance of our services;

•	Political instability in foreign countries;

•	Imposition of inconsistent or contradictory laws or regulations;

•	Reliance on the U.S. or other governments to authorize us to export products, technology, and services to clients and other business partners;

•	Conducting business in places where laws, business practices, and customs are unfamiliar or unknown; and

•	Imposition of limitations on or increase of withholding and other taxes on payments by foreign subsidiaries or joint ventures;

•	Volatility in foreign currencies if the United Kingdom exits from the European Union, particularly in countries where the Company has substantial activities; and

•
Imposition of tariffs or embargoes, export controls and other trade restrictions, including the recent tariffs imposed by the U.S. and China and the possibility of additional tariffs or other trade restrictions relating to trade.

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
We depend on the timely collection of our receivables to generate cash flow, provide working capital, and continue our business operations. If the U.S. government or any prime contractor for whom we are a subcontractor fails to pay or delays the payment of invoices for any reason, our business and financial condition may be materially and adversely affected. The U.S. government may delay or fail to pay invoices for a number of reasons, including lack of appropriated funds, lack of an approved budget, lack of revised or final settled billing rates as a result of open audit years or as a result of audit findings by government regulatory agencies. Some prime contractors for whom we are a subcontractor have significantly fewer financial resources than we do, which may increase the risk that we may not be paid in full or that payment may be delayed.
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
As of March 31, 2019, the value of our goodwill was $1.6 billion. The amount of our recorded goodwill may substantially increase in the future as a result of any acquisitions that we make. We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. Impairment analysis is based on several factors requiring judgment and the use of estimates, which are inherently uncertain and based on assumptions that may prove to be inaccurate. Additionally, material changes in our financial outlook, as well as events outside of our control, such as deteriorating market conditions for companies in our industry, may indicate a potential impairment. When there is an impairment, we are required to write down the recorded amount of goodwill, which is reflected as a charge against operating income. Such non-cash impairment charges could have a material adverse effect on our results of operations in the period in which they are recognized.
Changes in tax law could adversely impact our results of operations.
We are subject to taxation in the U.S. and certain other foreign jurisdictions. Any future changes in applicable federal, state and local, or foreign tax laws and regulations or their interpretation or application, including those that could have a retroactive effect, could result in the Company incurring additional tax liabilities in the future. In particular, we will continue to assess the effect of the Tax Cuts and Jobs Act (the "2017 Tax Act") on our business as it relates to taxes on low taxed intangible foreign income as well as deduction for foreign derived intangible income. Additionally, any final determination of tax audits or related litigation may be materially different than our current provisional amounts, which could materially affect our tax obligations and effective tax rate. For additional information regarding the 2017 Tax Act, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations". For a description of our related accounting policies, refer to Note 2 and Note 14 to our accompanying consolidated financial statements.
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

•
for contracts subject to the Truthful Cost or Pricing Data Statute, reduce the contract price or cost where it was increased because a contractor or subcontractor furnished cost or pricing data during negotiations that was not complete, accurate, and current;

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
The potential implementation and operation of new financial management systems may have an adverse effect on our business and results of operations.
We, from time to time, modernize and upgrade our management systems. In particular, we are considering and have taken steps in preparation for the implementation of new financial management systems that would be designed to enhance our financial systems and cost accounting practices in order to modernize our financial infrastructure through minimizing manual processes, increasing automation, and providing enhanced business analytics. Preparing for implementation and operation of the new systems requires significant investment of human and financial resources. Should we implement the new systems, we would also expect to incur additional expenses and experience certain one-time impacts to profitability related to the roll-out and operation of the new financial systems, including costs related to training. In addition, any significant deficiency in the implementation or operation could have a material adverse effect on our ability to fulfill and invoice customer orders, apply cash receipts, place purchase orders with suppliers, and make cash disbursements, and could negatively impact data processing and electronic communications among business locations, which may have a material adverse effect on our business, consolidated financial condition or results of operations. We also face the challenge of supporting our legacy systems and implementing necessary upgrades to those systems to support routine government and financial audits while and after we implement our new systems.
Our work with government clients exposes us to additional risks inherent in the government contracting environment, which could reduce our revenue, disrupt our business, or otherwise materially adversely affect our results of operation.
U.S. government agencies routinely audit, review, and investigate government contracts and government contractors’ administrative processes and systems. These agencies review our performance on contracts, pricing practices, cost accounting practices, and compliance with applicable laws, regulations and standards, including applicable government cost accounting standards, as well as our contract costs, including allocated indirect costs. These agencies also review our compliance with government regulations and policies, and the DCAA audits, among other areas, the adequacy of our internal control systems and policies, including our Defense Federal Acquisition Regulation Supplement ("DFARS") required business systems, which is comprised of our purchasing, property, estimating, earned value, accounting and material management and accounting systems. These internal control systems could focus on significant elements of costs, such as executive compensation. Determination of a significant internal control deficiency by a government agency could result in increased payment withholding that might materially increase our accounts receivable days sales outstanding and adversely affect our cash flow. In particular, over time the DCMA has increased and may continue to increase the proportion of executive compensation that it deems unallowable and the size of the executive population whose compensation is disallowed, which will continue to materially and adversely affect our results of operations or financial condition including the requirement to carry an increased level of reserves. Recent legislation and regulations implementing new limitations on the amount of allowable executive compensation costs contribute to increased regulatory scrutiny of the allowability of employee compensation costs, which can lead to greater amounts of employee compensation cost being disallowed. We recognize as revenue, net of reserves, executive compensation that we determine, based on management's estimates, to be allowable; management's estimates in this regard are based on a number of factors that may change over time, including executive compensation survey data, our and other government contractors' experiences with the DCAA audit practices in our industry and relevant decisions of courts and boards of contract appeals. Any costs found to be unallowable under a contract will not be reimbursed, and any such costs already reimbursed must be refunded. Further, the amount of any such refund may exceed reserves established by management based on estimates and assumptions that are inherently uncertain. Moreover, if any of the administrative processes and business systems, some of which are currently certified as effective, are found not to comply with government imposed requirements, we may be subjected to increased government scrutiny and approval that could delay or otherwise adversely affect our ability to compete for or perform contracts or to be paid timely. Unfavorable U.S. government audit, review, or investigation results could subject us to civil or criminal penalties or administrative sanctions, require us to retroactively and prospectively adjust previously agreed to billing or pricing rates for our work, and could harm our reputation and relationships with our clients and impair our ability to be awarded new contracts, which could affect our future sales and profitability by preventing us, by operation of law or in practice, from receiving new government contracts for some period of time. In addition, if our invoicing system were found to be inadequate following an audit by the DCAA, our ability to directly invoice U.S. government payment offices could be eliminated. As a result, we would be required to submit each invoice to the DCAA for approval prior to payment, which could materially increase our accounts receivable days sales outstanding and adversely affect our cash flow. In addition, proposed regulatory changes, if adopted, would require the Department of Defense’s contracting officers to impose contractual withholdings at no less than certain minimum levels based on assessments of a contractor’s business systems. An unfavorable outcome to an audit, review, or investigation by any U.S. government agency could materially and adversely affect our relationship with the U.S. government. If a government investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, withholding of payments, suspension of payments, fines, and suspension or debarment from doing business with the U.S. government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Provisions that we have recorded in our consolidated financial statements as a compliance reserve may not cover actual losses. Furthermore, the disallowance of any costs previously charged could directly and negatively affect our current results of operations for the relevant prior fiscal periods, and we could be required to repay any such disallowed amounts. Each of these results could materially and adversely affect our results of operations or financial condition.
In addition, we are currently considering and have taken steps in preparation for the implementation of new financial management systems, which would likely involve certain changes to our cost accounting practices. This may negatively impact our profitability. In particular, changes to our cost accounting practices could require us to estimate changes in costs for certain contracts at the time of implementation and make payments in connection with such estimates that could be material and not recoverable. To the extent we are unable to fully mitigate the costs associated with changes to our cost accounting practices if we implement the new systems, our business and financial results may be adversely affected.
A delay in the completion of the U.S. government’s budget process could result in a reduction in our backlog and have a material adverse effect on our revenue and operating results.
On an annual basis, the U.S. Congress must approve budgets that govern spending by each of the federal agencies we support. When the U.S. Congress is unable to agree on budget priorities, and thus is unable to pass the annual budget on a timely basis, the U.S. Congress typically enacts a continuing resolution. A continuing resolution allows government agencies to operate at spending levels approved in the previous budget cycle. Under a continuing resolution, funding may not be available for new projects. In addition, when government agencies operate on the basis of a continuing resolution, they may delay funding we expect to receive on contracts we are already performing. Any such delays would likely result in new business initiatives being delayed or canceled and a reduction in our backlog, and could have a material adverse effect on our revenue and operating results. In addition, a failure to complete the budget process and fund government operations pursuant to a continuing resolution may result in a federal government shutdown (such as that which occurred during government fiscal years 2014, 2018 and 2019). A shutdown may result in us incurring substantial costs without reimbursement under our contracts and the delay or cancellation of key programs or the delay of contract payments, which could have a material adverse effect on our revenue and operating results. In addition, when supplemental appropriations are required to operate the U.S. government or fund specific programs and passage of legislation needed to approve any supplemental appropriation bill is delayed, the overall funding environment for our business could be adversely affected.
Risks Related to Our Indebtedness
We have substantial indebtedness and may incur substantial additional indebtedness, which could adversely affect our financial health and our ability to obtain financing in the future as well as to react to changes in our business.
As of March 31, 2019, we had total indebtedness of approximately $1.8 billion and $499.0 million of availability under our revolving credit facility (the “Revolving Credit Facility”) and $400.0 million of availability under the Delayed Draw Facility (as defined below). We are able to, and may, incur additional indebtedness in the future, subject to the limitations contained in the agreements governing our indebtedness. Our substantial indebtedness could have important consequences to holders of our common stock, including:

▪
making it more difficult for us to satisfy our obligations with respect to our Secured Credit Facility, consisting of a $1,038 million term loan facility (“Term Loan A”), a $391 million term loan facility (“Term Loan B” and, together with Term Loan A, the “Term Loans”), a $500 million Revolving Credit Facility, with a sublimit for letters of credit of $100 million, and a $400.0 million delayed draw facility (the “Delayed Draw Facility”), which was fully drawn-down on April 23, 2019, our $350 million in aggregate principal amount of 5.125% Senior Notes due 2025 (the “Senior Notes”) and our other debt;

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
Although the Secured Credit Facility and the indenture governing the Senior Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. In addition, the Revolving Credit Facility provides for commitments of $500 million, which as of March 31, 2019, had availability of $499.0 million. Additionally, the used portion as it pertains to open standby letters of credit and bank guarantees totaled $1.0 million. Furthermore, subject to specified conditions, without the consent of the then-existing lenders (but subject to the receipt of commitments), the indebtedness under the Secured Credit Facility may be increased by up to (x) $400 million plus (y) an additional amount if, after giving pro forma effect to the incurrence of such additional amount and after giving effect to any acquisition consummated concurrently therewith and all other appropriate pro forma adjustment events, the consolidated net senior secured leverage ratio is equal to or less than 3.50:1.00. If new debt is added to our current debt levels, the related risks that we and the guarantors now face would increase and we may not be able to meet all our debt obligations, including the repayment of the Senior Notes.
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
Borrowings under the Secured Credit Facility are at variable rates of interest and expose us to interest rate risk. Interest rates are currently at historically low levels but increased in fiscal 2019. If interest rates continue to increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.
Based on Term Loans outstanding as of March 31, 2019 and assuming all revolving loans are fully drawn, and after considering interest rate swaps that fixed the interest rate on $600 million of principal of our variable rate debt each quarter point change in interest rates would result in a $3.7 million change in our projected annual interest expense on our indebtedness under the Secured Credit Facility. We have entered into interest rate swaps and may in the future enter into additional interest rate swaps, that involve the exchange of floating for fixed rate interest payments in order to reduce future interest rate volatility of our variable rate indebtedness. However, due to risks for hedging gains and losses and cash settlement costs, we may not elect to maintain such interest rate swaps, and any swaps may not fully mitigate our interest rate risk.
In addition, a transition away from the London Interbank Offering Rate (“LIBOR”) as a benchmark for establishing the applicable interest rate may affect the cost of servicing our debt under the Secured Credit Facility and the Revolving Credit Facility. As of March 31, 2019, we had $1,759.8 million outstanding under the Secured Credit Facility and $499.0 million of availability under the Revolving Credit Facility, each of which incurs interest based on LIBOR. The Financial Conduct Authority of the United Kingdom has announced that it plans to phase out LIBOR by the end of calendar year 2021. Although these borrowing arrangements provide for alternative base rates, such alternative base rates may or may not be related to LIBOR, and the consequences of the phase out of LIBOR cannot be entirely predicted at this time. For example, if any alternative base rate or means of calculating interest with respect to our outstanding variable rate indebtedness leads to an increase in the interest rates charged, it could result in an increase in the cost of such indebtedness, impact our ability to refinance some or all of our existing indebtedness or otherwise have a material adverse impact on our business, financial condition and results of operations.

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
As a public company, the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, as well as the New York Stock Exchange rules, require us to implement various corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules. Compliance with these public company obligations requires us to devote significant management time and place significant additional demands on our finance and accounting staff and on our management systems, including our financial, accounting, and information systems. We have accounting and financial staff with appropriate public company reporting experience and technical accounting knowledge. Other expenses associated with being a public company include increased auditing, accounting, and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees, listing fees, as well as other expenses.
In particular, the Sarbanes-Oxley Act of 2002 requires us to document and test the effectiveness of our internal control over financial reporting in accordance with an established internal control framework, and to report on our conclusions as to the effectiveness of our internal controls. It also requires an independent registered public accounting firm to test our internal control over financial reporting and report on the effectiveness of such controls. In addition, we are required under the Exchange Act to maintain disclosure controls and procedures and internal control over financial reporting. Because of inherent limitations in any internal control environment, there can be no assurance that all control issues and instances of fraud, errors or misstatements, if any, within our company have been or will be detected on a timely basis. Such deficiencies could result in the correction or restatement of financial statements of one or more periods. Any failure to maintain effective controls or implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. We also rely on third parties for certain calculations and other information that support our accounting and financial reporting, which includes reports from such organizations on their controls and systems that are used to generate this information. The calculations and other information that we receive from such third parties may not be accurate, and we may not receive adequate or timely information related to internal control failures occurring at these organizations. Any failure by such third parties to provide us with accurate information or implement and maintain effective controls may cause us to be unable to meet our reporting obligations as a publicly traded company. In addition, if we implement new financial management systems, we could experience deficiencies in its operation that could have an adverse effect on the effectiveness of our internal control over financial reporting.
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
We do not own any facilities or real estate. Our corporate headquarters is located at 8283 Greensboro Drive, McLean, Virginia 22102. We lease other operating offices and facilities throughout North America, and a limited number of overseas locations. Our principal offices outside of McLean, Virginia include: Annapolis Junction, Maryland; Rockville, Maryland; Laurel, Maryland; San Diego, California; Herndon, Virginia; Charleston, South Carolina; Arlington, Virginia; Alexandria, Virginia; and Washington, D.C. We have a number of Sensitive Compartmented Information Facilities, which are enclosed areas within buildings that are used to perform classified work for the U.S. Intelligence Community. Many of our employees are located in facilities provided by the U.S. government. The total square footage of our leased offices and facilities is approximately 2.65 million square feet. We believe our facilities meet our current needs.

Item 3.	Legal Proceedings
The Company is involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of March 31, 2019 and 2018, there were no material amounts accrued in the consolidated financial statements related to these proceedings.
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
As of March 31, 2019, the aggregate alleged damages that will be sought in the remaining suit is unknown. As of March 31, 2019, although the outcome of any of these cases is inherently uncertain and may be materially adverse, based on current information, we do not expect them to have a material adverse effect on our financial condition and results of operations.
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

Item 4.	Mine Safety Disclosures
None.
Executive Officers of the Registrant
The following table sets forth information about our executive officers as of the date hereof:

Name	Age	Position
Horacio D. Rozanski	51	President and Chief Executive Officer
Lloyd W. Howell, Jr.	52	Executive Vice President, Chief Financial Officer and Treasurer
Kristine Martin Anderson	50	Executive Vice President
Karen M. Dahut	55	Executive Vice President
Nancy J. Laben	57	Executive Vice President, Chief Legal Officer and Secretary
Gary D. Labovich	59	Executive Vice President
Christopher Ling	54	Executive Vice President
Joseph W. Mahaffee	61	Executive Vice President and Chief Administrative Officer
Angela M. Messer	55	Executive Vice President and Chief Transformation Officer
Susan L. Penfield	57	Executive Vice President and Chief Innovation Officer
Elizabeth M. Thompson	64	Executive Vice President and Chief People Officer
Laura S. Adams	46	Vice President, Corporate Controller and Chief Accounting Officer
Horacio D. Rozanski is our President and Chief Executive Officer and served as our Chief Operating Officer until January 1, 2015. Mr. Rozanski served as the Chief Strategy and Talent Officer in 2010 and, prior to that, Chief Personnel Officer of our Company from 2002 through 2010. Mr. Rozanski joined our Company in 1992 and became an Executive Vice President in 2009, our President on January 1, 2014 and our Chief Executive Officer on January 1, 2015. He serves on the board of directors of the United States Holocaust Memorial Museum's Committee on Conscience and as Vice Chair of the Corporate Fund for the John F. Kennedy Center for the Performing Arts.
Lloyd W. Howell, Jr. is an Executive Vice President of our Company and our Chief Financial Officer and Treasurer since July 1, 2016. Mr. Howell previously served as the group leader for our Civil Commercial Group. Mr. Howell joined our Company in 1988, left in 1991, rejoined in 1995 and became an Executive Vice President in 2005. He served as chairman of our Ethics & Compliance Committee for over seven years, until April 2014. Mr. Howell serves on the boards of directors of Integra Life Sciences, and the Partnership for Public Service. Mr. Howell also serves on the board of overseers for the School of Engineering and Applied Science and as a Trustee at the University of Pennsylvania.
Kristine Martin Anderson is an Executive Vice President and is the group leader for the Company's Civilian Services Group after leading the Company's civil health business since April 2015. Prior to joining Booz Allen in 2006, she was vice president for operations and strategy at CareScience, a software solutions Company. Ms. Anderson currently serves on the eHealth Initiative's board of directors. In addition, she serves on the Cost and Resource Use Standing Committee of the National Quality Forum.
Karen M. Dahut is an Executive Vice President and is the group leader for the Company's Global Defense Group.  Ms. Dahut joined our Company in 2002 and became a Senior Vice President in 2004. Ms. Dahut led the Company's Strategic Innovations Group from 2012 to April 2016 and the Civil Commercial Group from 2016 to March 2018. Previously, she also led the Company's Analytics business and its US Navy and Marine Corps business. Ms. Dahut is a board member of the Tech Data Corporation and serves on its Audit and CyberTechnology Committees. She also serves on the board of the Northern Virginia Technology Council.
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
Gary Labovich is an Executive Vice President and leads the modernization of our management systems as the Next Generation Modernization Lead. He joined Booz Allen in July 2004. Mr. Labovich has led the Company's systems delivery and digital businesses as well as the delivery of the Company's financial services capabilities and service offerings to both federal and private sector clients. Prior to joining the Company, Mr. Labovich spent 18 years at American Management Systems in key roles as both an entrepreneur and a senior executive specializing in systems development and strategic consulting for federal, state, local and commercial organizations. Mr. Labovich is a former chair and a member of the board of trustees for the Greater DC Maryland Chapter of the National Multiple Sclerosis and serves on the board of trustees for Clark University.
Christopher Ling is an Executive Vice President and leads the Company's National Security Group. Mr. Ling joined the Company in 1991 and has over 25 years of experience in management consulting, analytics, mission operations, technology, cybersecurity, engineering, and innovation to design, develop and implement solutions. Prior to becoming the group lead for the National Security Group, Mr. Ling led the Company's International business from April 2016 through March 2018, where he provided a range of general management consulting, defense, counter terrorism, cyber and data analytics services to public and commercial/private sector clients primarily in the Middle East. Mr. Ling was also responsible for leading the Company's cyber business from April 2014 through March 2016 and the Defense/Military Intel business prior to April 2014. Mr. Ling is a member of the Business Executives for National Security.
Joseph W. Mahaffee is an Executive Vice President and our Chief Administrative Officer (CAO). Mr. Mahaffee joined the Company in 1981. Prior to assuming his CAO role, Mr. Mahaffee was our Chief Information Security Officer. Mr. Mahaffee served in a variety of client/market-facing leadership roles, including Client Service Officer for our NSA account, Assurance and Resilience Capability Leader and the Northeast Region Leader. Mr. Mahaffee has primarily focused his career serving clients in the Defense and Intelligence Community markets. Altogether, he has more than 40 years of professional experience in Cybersecurity, systems engineering, communications, information assurance and signals intelligence. Prior to joining our Company, Mr. Mahaffee was an information security engineer with the National Security Agency. Mr. Mahaffee has served in multiple leadership roles with a variety of academic and professional organizations. Specifically, Mr. Mahaffee served as the Booz Allen representative to the Defense Industrial Base. He also served on the board of directors for the Central Maryland Chapter of AFCEA and the board of directors for the Independent College Fund of Maryland.
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
Susan L. Penfield is an Executive Vice President and our Chief Innovation Officer, and leads our Strategic Innovation Group. Ms. Penfield joined the Company in 1994. She has over 25 years of strategy, technology, marketing and solutions delivery experience. Prior to joining the Strategic Innovation Group, Ms. Penfield led the Company's Health business, where she drove technology and transformation initiatives across the federal, commercial and non-profit health space. She serves on the board of directors of the Children's Inn at the National Institutes of Health and Seedspot. Ms. Penfield is a member of the National Association for Female Executives (NAFE), and was recognized by the NAFE as its 2015 Digital Trailblazer.
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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our Class A Common Stock began trading on the New York Stock Exchange on November 17, 2010. At the annual meeting of stockholders held on July 31, 2014, the stockholders approved a proposal to amend and restate the certificate of incorporation, which had the effect of converting all issued and outstanding shares of Class B Non-Voting Common Stock and Class C Restricted Common Stock into shares of Class A Common Stock on a one-for-one basis. The conversion was effected on August 13, 2014 when the Company filed its third amended and restated certificate of incorporation with the Secretary of State of the State of Delaware. As a result of the conversion, there were no shares of Class B Non-Voting Common Stock and Class C Restricted Common Stock outstanding at such time. On September 30, 2015, the Company purchased, at par value, all issued and outstanding shares of Class E special voting common stock in connection with the exercise of the final tranche of rollover options during the second quarter of fiscal 2016. There is no established trading market for each of our Class B Non-Voting Common Stock, Class C Restricted Common Stock, or Class E Special Voting Common Stock. On May 20, 2019, there were 103,026 beneficial holders of our Class A Common Stock. Our Class A Common Stock is listed on the New York Stock Exchange under the ticker symbol "BAH".
Dividends
The Company plans to continue paying recurring dividends in the future and assessing its excess cash resources to determine the best way to utilize its excess cash flow to meet its objectives. Any future dividends declared will be at the discretion of the Company's Board of Directors and will depend, among other factors, upon our earnings, liquidity, financial condition, alternate capital allocation opportunities, or any other factors our Board of Directors deems relevant. On May 28, 2019, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.23 per share. Payment of the dividend will be made on June 28, 2019 to stockholders of record at the close of business on June 14, 2019.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table shows the share repurchase activity for each of the three months in the quarter ended March 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2019	890,169	$44.94	890,169	$289,537,339
February 2019	346,141	$52.48	346,141	$271,373,293
March 2019	250,181	$52.76	250,181	$258,174,390
Total	1,486,491		1,486,491

(1)
On December 12, 2011, the Board of Directors approved a $30.0 million share repurchase program, which was further increased by the Board of Directors on (i) January 27, 2015 to $180.0 million, (ii) January 25, 2017 to $410.0 million, (iii) November 2, 2017 to $610.0 million and (iv) May 24, 2018 to $910.0 million. On May 23, 2019, the Board of Directors approved an additional increase to our share repurchase authorization of $400.0 million to $1,310.0 million. As of May 23, 2019, taking into effect the increase in the share repurchase authorization, the Company may repurchase up to approximately $658.2 million of additional shares of common stock under its share repurchase program. A special committee of the Board of Directors was appointed to evaluate market conditions and other relevant factors and initiate repurchases under the program from time to time. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice.

Use of Proceeds from Registered Securities
None.

Performance
The graph set forth below compares the cumulative shareholder return on our Class A Common Stock between March 31, 2014 and March 31, 2019, to the cumulative return of (i) the Russell 1000 Index and (ii) S&P Software & Services Select Industry Index over the same period. The Russell 1000 and S&P Software & Services Select Industry Indices represent comparator groups for relative cumulative return performance to Booz Allen Hamilton. This graph assumes an initial investment of $100 on March 31, 2014 in our Class A Common Stock, the Russell 1000 Index, and the S&P Software & Services Select Industry Index and assumes the reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.
ASSUMES $100 INVESTED ON MARCH 31, 2014
ASSUMES DIVIDEND REINVESTED

Company/Market/Peer Group	3/31/2014	3/31/2015	3/31/2016	3/31/2017	3/31/2018	3/31/2019
Booz Allen Hamilton Holding Corp.	$100.00	$140.42	$149.92	$178.71	$199.35	$304.13
Russell 1000 Index	$100.00	$112.73	$113.30	$133.05	$151.64	$165.75
S&P Software & Services Select Industry Index	$100.00	$113.34	$110.13	$136.90	$176.90	$222.45
This performance graph and other information furnished under this Part II Item 5 of this Annual Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Item 6.	Selected Financial Data
The selected consolidated statements of operations data for fiscal 2019, fiscal 2018, and fiscal 2017 and the selected consolidated balance sheet data as of March 31, 2019 and 2018 have been derived from our audited consolidated financial statements included elsewhere in this Annual report. The selected consolidated statement of operations data for fiscal 2016 and fiscal 2015 and the selected consolidated balance sheet data as of March 31, 2017, 2016 and 2015 have been derived from audited consolidated financial statements which are not included in this Annual Report. Our historical results are not necessarily indicative of the results that may be expected for any future period. The selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report.

	Fiscal Year Ended March 31,
(In thousands, except share and per share data)	2019	2018	2017	2016	2015
Consolidated Statements of Operations:
Revenue	$6,704,037	$6,167,600	$5,809,491	$5,405,738	$5,274,770
Operating costs and expenses:
Cost of revenue	3,100,466	2,866,268	2,678,715	2,580,026	2,593,849
Billable expenses	2,004,664	1,861,312	1,751,077	1,513,083	1,406,527
General and administrative expenses	927,938	855,541	814,141	806,509	752,912
Depreciation and amortization	68,575	64,756	59,544	61,536	62,660
Total operating costs and expenses	6,101,643	5,647,877	5,303,477	4,961,154	4,815,948
Operating income	602,394	519,723	506,014	444,584	458,822
Interest expense	(89,517)	(82,269)	(62,298)	(70,815)	(71,832)
Other income (expense), net	2,526	(7,418)	(18,059)	5,693	(1,072)
Income before income taxes	515,403	430,036	425,657	379,462	385,918
Income tax expense	96,874	128,344	164,832	85,368	153,349
Net income	$418,529	$301,692	$260,825	$294,094	$232,569
Earnings per common share (1):
Basic	$2.94	$2.05	$1.74	$1.98	$1.58
Diluted	$2.91	$2.03	$1.72	$1.94	$1.52
Weighted average common shares outstanding (1):
Basic	141,910,799	145,964,574	148,218,968	146,494,407	145,414,120
Diluted	143,156,176	147,750,022	150,274,640	149,719,137	150,375,531
Dividends declared per share	$0.80	$0.70	$0.62	$0.54	$1.46

	As of March 31,
(In thousands)	2019	2018	2017	2016	2015
Consolidated Balance Sheets:
Cash and cash equivalents	$283,990	$286,958	$217,417	$187,529	$207,217
Working capital	520,101	463,205	211,701	249,858	299,675
Total assets	3,831,841	3,606,619	3,378,693	3,010,171	2,863,982
Long-term debt, net of current portion	1,701,837	1,755,479	1,470,174	1,484,448	1,555,761
Stockholders’ equity	675,366	562,491	584,873	408,488	186,498

On April 1, 2018, the Company adopted Topic 606, Revenue from Contracts with Customers, using the full retrospective transition method and adopted retrospectively ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Fiscal 2019, Fiscal 2018 and Fiscal 2017 results reflect the impact of the adoption of the two standards (See Note 2 in our consolidated financial statements). Fiscal 2016 and Fiscal 2015 information has not been restated for the adoption of Topic 606 and ASU 2017-07, in accordance with the standard, and is therefore not comparable to the results from Fiscal 2019, Fiscal 2018 and Fiscal 2017.

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
Overview
We are a leading provider of management and technology consulting, analytics, digital solutions, engineering, mission operations, and cyber expertise to U.S. and international governments, major corporations, and not-for-profit organizations. Our ability to deliver value to our clients has always been, and continues to be, a product of the strong character, expertise and tremendous passion of our people. Our approximately 26,100 employees work to solve hard problems by making clients' missions their own, combining decades of consulting and domain expertise with functional expertise in areas such as analytics, digital solutions, engineering, and cyber, all fostered by a culture of innovation that extends to all reaches of the company.
Through our dedication to our clients' missions, and a commitment to evolving our business to address their client needs, we have longstanding relationships with our clients, some more than 75 years. We support critical missions for a diverse base of federal government clients, including nearly all of the U.S. government's cabinet-level departments, as well as increasingly for top-tier commercial and international clients. We support our federal government clients by helping them tackle their most complex and pressing challenges such as protecting soldiers in combat and supporting their families, advancing cyber capabilities, keeping our national infrastructure secure, enabling and enhancing digital services, transforming the healthcare system, and improving government efficiency to achieve better outcomes. We serve commercial clients across industries including financial services, health and life sciences, energy, and transportation to solve the hardest and most consequential challenges, including through our cybersecurity products and services. Our international clients are primarily in the Middle East and Southeast Asia.

Financial and Other Highlights
Effective April 1, 2018, the Company adopted Accounting Standard Codification (ASC) No. 606, Revenue from Contracts with Customers (Topic 606), and Accounting Standard Updates (ASU) 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, using the full retrospective method. All amounts, percentages and disclosures set forth in this Form 10-K for fiscal 2019, 2018 and 2017 reflect these changes. See Note 2 to our accompanying consolidated financial statements for more information on the impact of the adoption of these accounting standards on revenue and operating income.
During fiscal 2019, the Company generated its highest annual revenue since its initial public offering and reported increases in headcount and backlog for the year. Revenue increased 8.7% from fiscal 2018 to fiscal 2019 primarily driven by continued strength in client demand, which led to increased client staff headcount, and an increase in client staff labor, as well as improved contract performance. Revenue also benefited from higher billable expenses as compared to the prior year.
Operating income increased 15.9% to $602.4 million in fiscal 2019 from $519.7 million in fiscal 2018, which reflects an increase in operating margin to 9.0% from 8.4% in the comparable year. The increase in operating income was primarily driven by the same factors driving revenue growth as well as improved contract performance. During fiscal 2019 the Company also benefited from an $11.2 million reduction in expense as a result of an amendment and associated revaluation of our long term disability plan liability. The Company also incurred incremental legal costs during fiscal 2018 and 2019 in response to the U.S. Department of Justice investigation and matters which purport to relate to the investigation, a portion of which was offset by the receipt of insurance reimbursements. We expect to incur additional costs in the future. Based on the information currently available, the Company is not able to reasonably estimate the expected long-term incremental legal costs or amounts that may be reimbursed associated with this investigation and these related matters.

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

	Fiscal Year Ended March 31,
(Amounts in thousands, except share and per share data)	2019	2018	2017
	(Unaudited)
Revenue, Excluding Billable Expenses
Revenue	$6,704,037	$6,167,600	$5,809,491
Billable expenses	2,004,664	1,861,312	1,751,077
Revenue, Excluding Billable Expenses	$4,699,373	$4,306,288	$4,058,414
Adjusted Operating Income
Operating Income	$602,394	$519,723	$506,014
Amortization of intangible assets (a)	—	—	4,225
Transaction expenses (b)	3,660	—	3,354
Adjusted Operating Income	$606,054	$519,723	$513,593
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue & Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses
Net income	$418,529	$301,692	$260,825
Income tax expense	96,874	128,344	164,832
Interest and other, net (c)	86,991	89,687	80,357
Depreciation and amortization	68,575	64,756	59,544
EBITDA	670,969	584,479	565,558
Transaction expenses (b)	3,660	—	3,354
Adjusted EBITDA	$674,629	$584,479	$568,912
Adjusted EBITDA Margin on Revenue	10.1%	9.5%	9.8%
Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses	14.4%	13.6%	14.0%
Adjusted Net Income
Net income	$418,529	$301,692	$260,825
Amortization of intangible assets (a)	—	—	4,225
Transaction expenses (b)	3,660	—	3,354
Release of income tax reserves (d)	(462)	—	—
Re-measurement of deferred tax assets/liabilities (e)	(27,908)	(9,107)	—
Amortization or write-off of debt issuance costs and write-off of original issue discount	2,920	2,655	8,866
Adjustments for tax effect (f)	(1,711)	(969)	(6,578)
Adjusted Net Income	$395,028	$294,271	$270,692
Adjusted Diluted Earnings Per Share
Weighted-average number of diluted shares outstanding	143,156,176	147,750,022	150,274,640
Adjusted Net Income Per Diluted Share (g)	$2.76	$1.99	$1.80
Free Cash Flow
Net cash provided by operating activities	$499,610	$369,143	$382,277
Less: Purchases of property and equipment	(94,681)	(78,437)	(53,919)
Free Cash Flow	$404,929	$290,706	$328,358

(a)	Reflects amortization of intangible assets resulting from the Carlyle Acquisition.

(b)
Fiscal 2019 reflects debt refinancing costs incurred in connection with the refinancing transaction consummated on July 23, 2018. Fiscal 2017 reflects the debt refinancing costs incurred in connection with the refinancing transaction consummated on July 13, 2016.

(c)	Reflects the combination of Interest expense and Other income (expense), net from the consolidated statement of operations.

(d)	Release of pre-acquisition income tax reserves assumed by the Company in connection with the Carlyle Acquisition.

(e)
Reflects primarily the adjustments made to the provisional income tax benefit associated with the re-measurement of the Company's deferred tax assets and liabilities as a result of the 2017 Tax Act, including a measurement period adjustment associated with the unbilled receivables method change approved by the IRS in the third quarter of fiscal 2019.

(f)
Fiscal 2017 reflects the tax effect of adjustments at an assumed effective tax rate of 40%. With the enactment of the 2017 Tax Act, fiscal 2018 and fiscal 2019 adjustments are reflected using assumed effective tax rates of 36.5% and 26%, which approximate the blended federal and state tax rates for fiscal 2018 and 2019, respectively, and consistently exclude the impact of other tax credits and incentive benefits realized.

(g)
Excludes an adjustment of approximately $1.8 million, $1.9 million, and $2.3 million of net earnings for fiscal 2019, 2018, and 2017, respectively, associated with the application of the two-class method for computing diluted earnings per share.

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

•
uncertainty around the timing, extent, nature and effect of Congressional and other U.S. government actions to approve funding of the U.S. government, address budgetary constraints, including caps on the discretionary budget for defense and non-defense departments and agencies, as established by the Bipartisan Budget Control Act of 2011 ("BCA") and subsequently adjusted by the American Tax Payer Relief Act of 2012, the Bipartisan Budget Act of 2013, the Bipartisan Budget Act of 2015 and the Bipartisan Budget Act of 2018, and address the ability of Congress to determine how to allocate the available budget authority and pass appropriations bills to fund both U.S. government departments and agencies that are, and those that are not, subject to the caps;

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

•
changes in the relative mix of overall U.S. government spending and areas of spending growth, with lower spending on homeland security, intelligence, defense-related programs as certain overseas operations end, and continued increased spending on cybersecurity, Command, Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance (C4ISR), advanced analytics, technology integration and healthcare;

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

Sources of Revenue
Substantially all of our revenue is derived from services provided under contracts and task orders with the U.S. government, primarily by our consulting staff and, to a lesser extent, our subcontractors. Funding for our contracts and task orders is generally linked to trends in budgets and spending across various U.S. government agencies and departments. We provide services under a large portfolio of contracts and contract vehicles to a broad client base, and we believe that our diversified contract and client base lessens potential volatility in our business; however, a reduction in the amount of services that we are contracted to provide to the U.S. government or any of our significant U.S. government clients could have a material adverse effect on our business and results of operations. In particular, the Department of Defense is one of our significant clients, and the BCA (as amended by the American Taxpayer Relief Act of 2012, the Bipartisan Budget Act of 2013, the Bipartisan Budget Act of 2015, and the Bipartisan Act of 2018), provides for automatic spending cuts (referred to as sequestration) totaling approximately $1.2 trillion between 2013 and 2021, including an estimated $500 billion in federal defense spending cuts over this time period. The Bipartisan Budget Act of 2018 raised BCA spending caps on defense spending by $80 billion for fiscal 2018, and $85 billion for fiscal 2019. For non-defense funding, the Bipartisan Budget Act of 2018 raised BCA spending caps by $63 billion for fiscal 2018 and $67 billion for fiscal 2019. While the American Taxpayer Relief Act of 2012, the Bipartisan Budget Act of 2013, the Bipartisan Budget Act of 2015, and the Bipartisan Budget Act of 2018 all negated and raised budget limits put in place by the BCA for both defense and non-defense spending, those spending limits are due to return in fiscal 2020, and absent another budget deal, could result in significant cuts to the budget levels allowed by the Bipartisan Budget Act of 2018. This could result in a commensurate reduction in the amount of services that we are contracted to provide to the Department of Defense and could have a material adverse effect on our business and results of operations, and given the uncertainty of when and how these automatic reductions required by the BCA may return and/or be applied, we are unable to predict the nature or magnitude of the potential adverse effect.
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

The table below presents the percentage of total revenue for each type of contract:

	Fiscal Year Ended March 31,
	2019	2018	2017
Cost-reimbursable	53%	51%	50%
Time-and-materials	24%	25%	26%
Fixed-price	23%	24%	24%

Note: Upon the adoption of Topic 606 in fiscal 2019, the contract type descriptions noted above have been aligned to the Revenue by Contract Type descriptions found in Note 3 to our accompanying consolidated financial statements.
Contract Diversity and Revenue Mix
We provide services to our clients through a large number of single award contracts, contract vehicles, and multiple award contract vehicles. Most of our revenue is generated under indefinite delivery/indefinite quantity, or IDIQ, contract vehicles, which include multiple award government wide acquisition contract vehicles, or GWACs, and General Services Administration Multiple Award Schedule Contracts, or GSA schedules, and certain single award contracts. GWACs and GSA schedules are available to all U.S. government agencies. Any number of contractors typically compete under multiple award IDIQ contract vehicles for task orders to provide particular services, and we earn revenue under these contract vehicles only to the extent that we are successful in the bidding process for task orders. No single task order under any IDIQ contract represented more than 3.8% of our revenue in fiscal 2019. No single definite contract accounted for more than 2.8% of our revenue in fiscal 2019.
We generate revenue under our contracts and task orders through our provision of services as both a prime contractor and subcontractor, as well as from the provision of services by subcontractors under contracts and task orders for which we act as the prime contractor. For fiscal 2019, 2018, and 2017, 92%, 91%, and 91%, respectively, of our revenue was generated by contracts and task orders for which we served as a prime contractor; 8%, 9%, and 9%, respectively, of our revenue was generated by contracts and task orders for which we served as a subcontractor; and approximately 24%, 25%, and 25%, respectively, of our revenue was generated by services provided by our subcontractors. The mix of these types of revenue affects our operating margin. Substantially all of our operating margin is derived from direct consulting staff labor as the portion of our operating margin derived from fees we earn on services provided by our subcontractors is not significant. We view growth in direct consulting staff labor as the primary driver of earnings growth. Direct consulting staff labor growth is driven by consulting staff headcount growth, after attrition, and total backlog growth.
Our People
Revenue from our contracts is derived from services delivered by consulting staff and, to a lesser extent, from our subcontractors. Our ability to hire, retain, and deploy talent with skills appropriately aligned with client needs is critical to our ability to grow our revenue. We continuously evaluate whether our talent base is properly sized and appropriately compensated and contains an optimal mix of skills to be cost competitive and meet the rapidly evolving needs of our clients. We seek to achieve that result through recruitment and management of capacity and compensation. As of March 31, 2019, 2018, and 2017, we employed approximately 26,100, 24,600, and 23,300 people, respectively, of which approximately 23,400, 22,100, and 21,000, respectively, were consulting staff.
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

Our backlog does not include contracts that have been awarded but are currently under protest and also does not include any task orders under IDIQ contracts, except to the extent that task orders have been awarded to us under those contracts.

The following table summarizes the value of our contract backlog at the respective dates presented:

	Fiscal Year Ended March 31,
	2019	2018	2017
	(In millions)
Backlog:
Funded	$3,436	$2,685	$2,815
Unfunded	3,687	4,161	3,098
Priced options	12,198	9,174	7,679
Total backlog	$19,321	$16,020	$13,592

Our total backlog consists of remaining performance obligations, certain orders under contracts for which the period of performance has expired, and unexercised option period and other unexercised optional orders. As of March 31, 2019, the Company has $5.8 billion of remaining performance obligations and we expect to recognize more than half of the remaining performance obligations as revenue over the next 12 months, and approximately three quarters over the next 24 months. The remainder is expected to be recognized thereafter. However, given the uncertainties discussed below, as well as the risks described in "Item 1A. Risk Factors", we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all. Our backlog includes orders under contracts that in some cases extend for several years. The U.S. Congress generally appropriates funds for our clients on a yearly basis, even though their contracts with us may call for performance that is expected to take a number of years to complete. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until the U.S. Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.
We view growth in total backlog and consulting staff headcount as the two key measures of our potential business growth. Growing and deploying consulting staff is the primary means by which we are able to achieve profitable revenue growth. To the extent that we are able to hire additional consulting staff and deploy them against funded backlog, we generally recognize increased revenue. Total backlog increased by 20.6% from March 31, 2018 to March 31, 2019 and increased by 17.9% from March 31, 2017 to March 31, 2018. Additions to funded backlog, during fiscal 2019 and 2018 totaled $7.4 billion and $6.0 billion, respectively, with the increase from fiscal 2018 to fiscal 2019 due to the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the subsequent funding of priced options. We report internally on our backlog on a monthly basis and review backlog upon occurrence of certain events to determine if any adjustments are necessary.
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
In addition, contract backlog includes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the funded backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a predetermined expiration date such as the end of the U.S. government's fiscal year. The revenue value of orders included in contract backlog that has not been recognized as revenue due to period of performance expirations has not exceeded approximately 4.6% of funded backlog as of the end of any of the four fiscal quarters preceding the fiscal quarter ended March 31, 2019.

We expect to recognize revenue from a substantial portion of funded backlog as of March 31, 2019 within the next twelve months. However, given the uncertainties discussed above, as well as the risks described in "Item 1A. Risk Factors", we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all.
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
Revenue Recognition and Cost Estimation
Our revenues from contracts with customers (clients) are derived from offerings that include consulting, analytics, digital solutions, engineering, and cyber services, substantially with the U.S. government and its agencies, and to a lesser extent, subcontractors. We also serve foreign governments, as well as domestic and international commercial clients. We perform under various types of contracts, which include cost-reimbursable-plus-fee contracts, time-and-material contracts, and fixed-price contracts.

We consider a contract with a customer to exist under Topic 606 when there is approval and commitment from us and the customer, the rights of the parties and payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. We will also consider whether two or more contracts entered into with the same customer should be combined and accounted for as a single contract. Furthermore, in certain transactions with commercial clients and with the U.S. government, we may commence providing services prior to receiving a formal approval from the customer. In these situations, we will consider the factors noted above, the risks associated with commencing the work, and legal enforceability in determining whether a contract with the customer exists under Topic 606.
Customer contracts are often modified to change the scope, price, specifications or other terms within the existing arrangement. Contract modifications are evaluated by management to determine whether the modification should be accounted for as part of the original performance obligation(s) or as a separate contract. If the modification adds distinct goods or services and increases the contract value proportionate to the stand-alone selling price of the additional goods or services, it will be accounted for as a separate contract. Generally, our contract modifications do not include goods or services which are distinct, and therefore are accounted for as part of the original performance obligation(s) with any impact on transaction price or estimated costs at completion being recorded as through a cumulative catch-up adjustment to revenue.
We evaluate each service deliverable contracted with the customer to determine whether it represents promises to transfer distinct goods or services. Under Topic 606, these are referred to as performance obligations. One or more service deliverables often represent a single performance obligation. This evaluation requires significant judgment and the impact of combining or separating performance obligations may change the time over which revenue from the contract is recognized. Our contracts generally provide a set of integrated or highly interrelated tasks or services and are therefore accounted for as a single performance obligation. However, in cases where we provide more than one distinct good or service within a customer contract, the contract is separated into individual performance obligations which are accounted for discretely.
Contracts with the U.S. government are subject to the Federal Acquisition Regulation ("FAR") and are priced based on estimated or actual costs of providing the goods or services. We derive a majority of our revenue from contracts awarded through a competitive bidding process. Pricing for non-U.S. government agencies and commercial customers is based on discrete negotiations with each customer. Certain of the our contracts contain award fees, incentive fees or other provisions that may increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or cost targets and may be based upon customer discretion. Management estimates variable consideration as the most likely amount that we expect to achieve based on our assessment of the variable fee provisions within the contract, prior experience with similar contracts or clients, and management’s evaluation of the performance on such contracts. We may perform work under a contract that has not been fully funded if the work has been authorized by the management and the customer to proceed. We evaluate unfunded amounts as variable consideration in estimating the transaction price. We include the estimated variable consideration in our transaction price to the extent that it is probable that a significant reversal of revenue will not occur upon the ultimate settlement of the variable fee provision. In the limited number of situations where our contracts with customers contain more than one performance obligation, we allocate the transaction price of a contract between the performance obligations in the proportion to their respective stand-alone selling prices. We generally estimate the stand-alone selling price of performance obligations based on an expected cost-plus margin approach as allowed under Topic 606. Our U.S. government contracts generally contain FAR provisions that enable the customer to terminate a contract for default or for the convenience of the U.S. government.
We recognize revenue for each performance obligation identified within our customer contracts when, or as, the performance obligation is satisfied by transferring the promised goods or services. Revenue may either be recognized over time, or at a point in time. We generally recognize revenue over time as our contracts typically involve a continuous transfer of control to the customer. A continuous transfer of control under contracts with the U.S. government and its agencies is evidenced by clauses which require us to be paid for costs incurred plus a reasonable margin in the event that the customer unilaterally terminates the contract for convenience. For contracts where we recognize revenue over time, a contract cost-based input method is generally used to measure progress towards satisfaction of the underlying performance obligation(s). Contract costs include direct costs such as materials, labor and subcontract costs, as well as indirect costs identifiable with, or allocable to, a specific contract that are expensed as incurred. We do not incur material incremental costs to acquire or fulfill contracts. Under a contract cost-based input method, revenue is recognized based on the proportion of contract costs incurred to the total estimated costs expected to be incurred upon completion of the underlying performance obligation. We include generally both funded and unfunded portions of customer contracts in this estimation process.
For interim financial reporting periods, contract revenue attributable to indirect costs is recognized based upon agreed-upon annual forward-pricing rates established with the U.S. government at the start of each fiscal year. Forward pricing rates are estimated and agreed upon between us and the U.S. government and represent indirect contract costs required to execute and administer contract obligations. The impact of any agreed-upon changes, or changes in the estimated annual forward-pricing rates, will be recorded in the interim financial reporting period when such changes are identified. This change relates to the interim financial reporting period differences between the actual indirect cost incurred and allocated to customer contracts compared to the estimated amounts allocated to contracts using the estimated annual forward-pricing rates established with the U.S. government.
On certain contracts, principally time-and-materials and cost-reimbursable-plus-fee contracts, revenue is recognized using the right-to-invoice practical expedient as we are contractually able to invoice the customer based on the control transferred. However, we did not elect to use the practical expedient which would allow us to exclude contracts recognized using the right-to-invoice practical expedient from the remaining performance obligations disclosed below. Additionally, for stand-ready performance obligations to provide services under fixed-price contracts, revenue is recognized over time using a straight-line measure of progress as the control of the services is provided to the customer ratably over the term of the contract. If a contract does not meet the criteria for recognition of revenue over time, we recognize revenue at the point in time when control of the good or service is transferred to the customer. Determining a measure of progress towards the satisfaction of performance obligations requires management to make judgments that may affect the timing of revenue recognition.
Many of our contracts recognize revenue under a contract cost-based input method and require an Estimate-at-Completion (EAC) process, which management uses to review and monitor the progress towards the completion of our performance obligations. Under this process, management considers various inputs and assumptions related to the EAC, including, but not limited to, progress towards completion, labor costs and productivity, material and subcontractor costs, and identified risks. Estimating the total cost at completion of performance obligations is subjective and requires management to make assumptions about future activity and cost drivers under the contract. Changes in these estimates can occur for a variety of reasons and, if significant, may impact the profitability of the our contracts. Changes in estimates related to contracts accounted for under the EAC process are recognized in the period when such changes are made on a cumulative catch-up basis. If the estimate of contract profitability indicates an anticipated loss on a contract, we recognize the total loss at the time it is identified. For fiscal years ended March 31, 2019, 2018 and 2017, the aggregate impact of adjustments in contract estimates was not material.
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
During the fiscal year ended March 31, 2017, the Company recorded impairment charges related to intangible assets acquired in an acquisition. During the fiscal years ended March 31, 2019 and 2018, the Company did not record any impairment of intangible assets.

Share-Based Payments
We use the Black-Scholes option-pricing model to estimate the fair value for stock options. Critical inputs into the Black-Scholes option-pricing model include the following: option exercise price, fair value of the stock price, expected life of the option, annualized volatility of the stock, annual rate of quarterly dividends on the stock, and the risk-free interest rate.
During fiscal 2019, the Company’s Board of Directors authorized and declared recurring cash dividends in the amount of $0.19 per share (declared in the first three quarters) and $0.23 per share (declared in the fourth quarter) to holders of Booz Allen Holding’s Class A Common Stock. Therefore, an annualized dividend yield between 1.66% and 2.46% was used in the Black-Scholes option-pricing model for all grants made during the fiscal year. Implied volatility is calculated as of each grant date based on our historical volatility. Other than the expected life of the option, volatility is the most sensitive input to our option grants. The expected term is estimated using historical exercise patterns of our equity award recipients.
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
The 2017 Tax Act was enacted on December 22, 2017 and was generally effective beginning January 1, 2018. We were impacted in several ways as a result of the Tax Act including, but not limited to, provisions which include a reduction in the U.S. federal corporate income tax rate from 35% to 21%, the re-measurement of deferred tax assets and liabilities that was required as a result of the tax rate change and the application of a mandatory one time "transition tax" on unremitted earnings of certain foreign subsidiaries. During fiscal 2019 we completed our assessment for the income tax effects of the 2017 Tax Act, including a true up to all provisional amounts previously recorded, pursuant to SEC staff issues Staff Accounting Bulletin No. 118 ("SAB 118"). The final adjusted amount recorded related to the remeasurement of the deferred tax balances through the third quarter of fiscal 2019 was a decrease in the provision for income taxes of $27.9 million.
For a description of our related accounting policies, refer to Note 2 and Note 14 to our accompanying consolidated financial statements.
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
The Company’s fiscal year ends on March 31 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31. The accompanying consolidated financial statements present the financial position of the Company as of March 31, 2019 and 2018 and the Company’s results of operations for fiscal 2019, fiscal 2018, and fiscal 2017.
Effective April 1, 2018, the Company adopted Accounting Standards Codification (ASC) No. 606, Revenue from Contracts with Customers (Topic 606), and Accounting Standard Updates (ASU) 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, on a full retrospective method for all amounts and percentages presented and disclosures set forth in this Form 10-K.
Certain amounts reported in the Company's prior year consolidated financial statements have been reclassified to conform to the current year presentation.
Results of Operations
The following table sets forth items from our consolidated statements of operations for the periods indicated:

	Fiscal Year Ended March 31,			Fiscal 2019 Versus Fiscal 2018	Fiscal 2018 Versus Fiscal 2017
	2019	2018	2017
	(In thousands)
Revenue	$6,704,037	$6,167,600	$5,809,491	8.7%	6.2%
Operating costs and expenses:
Cost of revenue	3,100,466	2,866,268	2,678,715	8.2%	7.0%
Billable expenses	2,004,664	1,861,312	1,751,077	7.7%	6.3%
General and administrative expenses	927,938	855,541	814,141	8.5%	5.1%
Depreciation and amortization	68,575	64,756	59,544	5.9%	8.8%
Total operating costs and expenses	6,101,643	5,647,877	5,303,477	8.0%	6.5%
Operating income	602,394	519,723	506,014	15.9%	2.7%
Interest expense	(89,517)	(82,269)	(62,298)	8.8%	32.1%
Other income (expense), net	2,526	(7,418)	(18,059)	NM	(58.9)%
Income before income taxes	515,403	430,036	425,657	19.9%	1.0%
Income tax expense	96,874	128,344	164,832	(24.5)%	(22.1)%
Net income	$418,529	$301,692	$260,825	38.7%	15.7%
NM - Not meaningful
Fiscal 2019 Compared to Fiscal 2018
Revenue
Revenue increased to $6,704.0 million from $6,167.6 million, or an 8.7% increase, primarily due to continued strength in client demand, which led to increased client staff headcount, and an increase in client staff labor, as well as improved contract performance. Revenue growth was also driven by an increase in billable expenses, including subcontractors and direct expenses on behalf of our clients.

Cost of Revenue
Cost of revenue increased to $3,100.5 million from $2,866.3 million, or an 8.2% increase. This increase was primarily due to an increase in salaries and salary-related benefits of $176.2 million, higher incentive compensation of $24.6 million, and an increase in employer retirement plan contributions of $7.2 million. The increase in salaries and salary-related benefits was driven by an increase in headcount growth and annual base salary increases. Cost of revenue as a percentage of revenue was 46.2% and 46.5% in fiscal 2019 and fiscal 2018, respectively.
Billable Expenses
Billable expenses increased to $2,004.7 million from $1,861.3 million, or a 7.7% increase. The overall increase was primarily attributable to an increase in use of subcontractors in fiscal 2019 driven by client demand. In addition, contracts which require the Company to incur direct and travel expenses on behalf of clients increased over the prior year. Billable expenses as a percentage of revenue were 29.9% and 30.2% for fiscal 2019 and fiscal 2018, respectively.
General and Administrative Expenses
General and administrative expenses increased to $927.9 million from $855.5 million, or an 8.5% increase. The increase was primarily due to salaries and salary-related benefits of $32.0 million, driven by headcount growth as well as annual base salary increases. Incentive and stock compensation increased $14.6 million and other business expenses and professional fees increased $23.6 million. General and administrative expenses as a percentage of revenue were 13.8% and 13.9% for fiscal 2019 and fiscal 2018, respectively.
Depreciation and Amortization Expense
Depreciation and amortization expense increased to $68.6 million from $64.8 million, or a 5.9% increase, primarily due to increases in depreciation expense resulting from the effects of higher capital expenditures in fiscal 2018.
Interest Expense
Interest expense increased to $89.5 million from $82.3 million, or an 8.8% increase, primarily due to an increase in 1 Month LIBOR, the benchmark interest rate attached to our floating rate debt, which rose approximately 60 basis points throughout fiscal 2019.
Income Tax Expense
Income tax expense decreased to $96.9 million from $128.3 million, or a 24.5% decrease. The effective tax rate decreased to 18.8% in fiscal 2019 from 29.8% in fiscal 2018 primarily due to the 2017 Tax Act's reduction of the U.S. federal corporate tax rate and the re-measurement of deferred income taxes.
Fiscal 2018 Compared to Fiscal 2017
Revenue
Revenue increased to $6,167.6 million from $5,809.5 million, or a 6.2% increase, primarily due to increased client demand which led to increased client staff headcount, and an increase in client staff labor, as well as increases in billable expenses.
Cost of Revenue
Cost of revenue increased to $2,866.3 million from $2,678.7 million, or a 7.0% increase. This increase was primarily due to an increase in salaries and salary-related benefits of $168.8 million, higher incentive compensation of $9.6 million, and an increase in employer retirement plan contributions of $9.5 million. The increase in salaries and salary-related benefits was driven by an increase in headcount growth and annual base salary increases. Cost of revenue as a percentage of revenue was 46.5% and 46.1% in fiscal 2018 and fiscal 2017, respectively.
Billable Expenses
Billable expenses increased to $1,861.3 million from $1,751.1 million, or a 6.3% increase. The overall increase was primarily attributable to an increase in use of subcontractors in fiscal 2019 driven by client demand. In addition, contracts which require the Company to incur travel expenses on behalf of our clients increased over the prior year. Billable expenses as a percentage of revenue were 30.2% and 30.1% in fiscal 2018 and fiscal 2017, respectively.
General and Administrative Expenses
General and administrative expenses increased to $855.5 million from $814.1 million, or a 5.1% increase. The increase was primarily due to salaries and salary-related benefits of $43.0 million, driven by headcount growth as well as annual base salary increases, and occupancy costs of $5.1 million, partially offset by lower incentive compensation of $9.9 million. General and administrative expenses as a percentage of revenue were 13.9% and 14.0% for fiscal 2018 and fiscal 2017, respectively.

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
Income Tax Expense
Income tax expense decreased to $128.3 million from $164.8 million, or a 22.1% decrease. The effective tax rate decreased to 29.8% in fiscal 2018 from 38.7% in fiscal 2017, primarily due to the blended tax rate benefit of the 2017 Tax Act and provisional estimates for the re-measurement of the existing deferred tax balances. The effective tax rate also decreased with the recognition of excess tax benefits of $14.5 million being reflected in earnings as a reduction to income tax expense for fiscal 2018. This was driven by the Company's initial adoption of new accounting guidance in the first quarter of fiscal 2018 whereby excess tax benefits on employee share-based payment awards are now recognized in earnings as a reduction to income tax expense instead of as an adjustment to additional paid-in-capital, as was the case historically.
Liquidity and Capital Resources
As of March 31, 2019, our total liquidity was $1.2 billion, consisting of $284.0 million of cash and cash equivalents, $499.0 million available under the Revolving Credit Facility, and $400.0 million available under the Delayed Draw Facility (which was fully drawn on April 23, 2019). In the opinion of management, we will be able to meet our liquidity and cash needs through a combination of cash flows from operating activities, available cash balances, and available borrowing under the Revolving Credit Facility and Delayed Draw Facility. If these resources need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities.
The following table presents selected financial information for the periods presented:

	Fiscal Year Ended March 31,
	2019	2018	2017
	(In thousands)
Cash and cash equivalents	$283,990	$286,958	$217,417
Total debt	$1,759,761	$1,818,579	$1,663,324

Net cash provided by operating activities	$499,610	$369,143	$382,277
Net cash used in investing activities	(89,212)	(96,453)	(300,896)
Net cash used in financing activities	(413,366)	(203,149)	(51,493)
Total increase (decrease) in cash and cash equivalents	$(2,968)	$69,541	$29,888
From time to time we evaluate alternative uses for excess cash resources once our operating cash flow and required debt servicing needs have been met. Some of the possible uses of our remaining excess cash at any point in time may include funding strategic acquisitions, further investment in our business, and returning value to shareholders through share repurchases, quarterly dividends, and special dividends. While the timing and financial magnitude of these possible actions are currently indeterminable, the Company expects to be able to manage and adjust its capital structure in the future to meet its liquidity needs.
Historically, we have been able to generate sufficient cash to fund our operations, mandatory debt and interest payments, capital expenditures, and discretionary funding needs. However, due to fluctuations in cash flows, including as a result of the trends and developments described above under "—Factors and Trends Affecting Our Results of Operations" relating to U.S. government shutdowns, U.S. government cost-cutting, reductions or delays in the U.S. government appropriations and spending process and other budgetary matters, it may be necessary from time-to-time in the future to borrow under our Secured Credit Facility to meet cash demands. While the timing and financial magnitude of these possible actions are currently indeterminable, we expect to be able to manage and adjust our capital structure to meet our liquidity needs. Our expected liquidity and capital structure may also be impacted by discretionary investments and acquisitions that we could pursue. We anticipate that cash provided by operating activities, existing cash and cash equivalents, and borrowing capacity under our Revolving Credit Facility will be sufficient to meet our anticipated cash requirements for the next twelve months, which primarily include:

•	operating expenses, including salaries;

•	working capital requirements to fund the growth of our business;

•	capital expenditures which primarily relate to the purchase of computers, business systems, furniture and leasehold improvements to support our operations;

•	the design, build-out, testing, and potential implementation and operation of new financial management systems;

•	commitments and other discretionary investments;

•	debt service requirements for borrowings under our Secured Credit Facility and interest payments for the Senior Notes; and

•	cash taxes to be paid.
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
Accounts receivable is the principal component of our working capital and is generally driven by revenue growth with other short-term fluctuations related to the payment practices of our clients. Our accounts receivable reflects amounts billed to our clients as of each balance sheet date. Our clients generally pay our invoices within 30 days of the invoice date, although we experience a longer billing and collection cycle with our global commercial customers. At any month-end, we also include in accounts receivable the revenue that was recognized in the preceding month, which is generally billed early in the following month. Finally, we include in accounts receivable amounts related to revenue accrued in excess of amounts billed, primarily on our fixed-price and cost-reimbursable-plus-award-fee contracts. The total amount of our accounts receivable can vary significantly over time, but is generally sensitive to revenue levels and customer mix. Total accounts receivable (billed and unbilled combined, net of allowance for doubtful accounts) days sales outstanding, or DSO, which we calculate by dividing total accounts receivable by revenue per day during the relevant fiscal quarter, was 70 as of March 31, 2019 and 66 as of March 31, 2018. DSO increased primarily due to delays in the billing and collection of our revenue.
Operating Cash Flow
Net cash provided by operations is primarily affected by the overall profitability of our contracts, our ability to invoice and collect cash from clients in a timely manner, our ability to manage our vendor payments, and the timing of cash paid for income taxes. Continued uncertainty in global economic conditions may also affect our business as customers and suppliers may decide to downsize, defer, or cancel contracts, which could negatively affect the operating cash flows. Net cash provided by operations was $499.6 million in fiscal 2019 compared to $369.1 million in fiscal 2018, or a 35.3% increase. The improvement in operating cash flow over the prior year was primarily due to revenue growth and lower cash paid for taxes in fiscal 2019 as compared to fiscal 2018.
Investing Cash Flow
Net cash used in investing activities was $89.2 million in fiscal 2019 compared to $96.5 million in the prior year, or a 7.5% decrease. The decrease in net cash used in investing activities was primarily due to cash paid for an acquisition in the prior year, partially offset by an increase in capital expenditures over the prior year primarily related to investments in our facilities and infrastructure, financial management systems and information technology.
Financing Cash Flow
Net cash used in financing activities was $413.4 million in fiscal 2019 compared to $203.1 million in the prior year. The increase in net cash used in financing activities was primarily due to net proceeds of $343.3 million received in fiscal 2018 from the issuance of the Senior Notes. This was partially offset by $130 million in net borrowings on the Revolving Credit Facility in fiscal 2018 as well as a $17.5 million decrease in share repurchases in fiscal 2019 as compared to the prior year.

Dividends and Share Repurchases
The Company paid $0.80 in dividends per share to shareholders of record in fiscal 2019. On May 28, 2019, the Company announced a regular quarterly cash dividend in the amount of $0.23 per share. The quarterly dividend is payable on June 28, 2019 to stockholders of record on June 14, 2019.
The following table summarizes the cash distributions recognized in the consolidated statement of cash flows:

	Fiscal Year Ended March 31,
	2019	2018	2017
	(In thousands)
Recurring dividends (1)	$114,234	$103,411	$92,925
Dividend equivalents (2)	280	951	2,254
Total distributions	$114,514	$104,362	$95,179
(1) Amounts represent recurring dividends that were declared and paid for during each quarter of fiscal 2019, 2018, and 2017, respectively.
(2) Dividend equivalents are distributions made to option holders equal to the previously declared special dividends.
On December 12, 2011, the Board of Directors approved a $30.0 million share repurchase program, which was further increased by the Board of Directors on (i) January 27, 2015 to $180.0 million, (ii) January 25, 2017 to $410.0 million, (iii) November 2, 2017 to $610.0 million and (iv) May 24, 2018 to $910.0 million. On May 23, 2019, the Board of Directors approved an additional increase to our share repurchase authorization of $400.0 million to $1,310.0 million. During fiscal 2019 and 2018, the Company purchased 5.1 million and 7.2 million shares of the Company’s Class A Common Stock for an aggregate of $239.8 million and $257.6 million, respectively. As of May 23, 2019, taking into effect the increase in the share repurchase authorization, the Company may repurchase up to approximately $658.2 million of additional shares of common stock under its share repurchase program.
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
Indebtedness
Our debt totaled $1,759.8 million and $1,818.6 million as of March 31, 2019 and 2018, respectively. Our debt bears interest at specified rates and is held by a syndicate of lenders (see Note 12 to our consolidated financial statements).
On July 23, 2018 (the "Amendment Effective Date"), Booz Allen Hamilton Inc. ("Booz Allen Hamilton") and Booz Allen Hamilton Investor Corporation ("Investor"), and certain wholly-owned subsidiaries of Booz Allen Hamilton, entered into the Sixth Amendment (the "Sixth Amendment") to the Credit Agreement (as amended, the "Credit Agreement"), dated as of July 31, 2012 among Booz Allen Hamilton, Investor, certain wholly owned subsidiaries of Booz Allen Hamilton and Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Lender and the other lenders and financial institutions from time to time party thereto (as previously amended by the First Amendment to Credit Agreement, dated as of August 16, 2013, the Second Amendment to Credit Agreement, date as of May 7, 2014, the Third Amendment to the Credit Agreement, dated as of July 13, 2016, the Fourth Amendment to the Credit Agreement, dated as of February 6, 2017, and the Fifth Amendment to the Credit Agreement, dated as of March 7, 2018). The Sixth Amendment provides for a new delayed draw (the "Delayed Draw Facility") on the tranche A term loan ("Term Loan A") facility in the amount of up to $400.0 million and extended the maturity of the Term Loan A and the revolving credit facility (the "Revolving Credit Facility") to July 2023. Additionally, the Sixth Amendment reduced the interest rate spread applicable to the Term Loan A and the Revolving Credit Facility from a range of 1.50% to 2.25% to a range of 1.25% to 2.00% based on consolidated net total leverage. The interest rate applicable to the Term Loan B ("Term Loan B" and, together with Term Loan A, the "Term Loans") remained unchanged.
Prior to the Sixth Amendment, approximately $1,079.5 million were outstanding under the Term Loan A. Pursuant to the Sixth Amendment, certain lenders converted their existing Term Loan A loans into a new tranche of Term Loan A loans in an aggregate amount, along with Term Loan A loans advanced by certain new lenders, of approximately $1,479.5 million, $400.0 million of which was available as the Delayed Draw Facility. The Delayed Draw Facility is accessible for nine months from the Amendment Effective Date (the "Delayed Draw Availability Period"). The Company was able to draw on the facility up to two times during the Delayed Draw Availability Period with a minimum of $100.0 million per draw. On April 23, 2019, we drew down the full $400 million of the Delayed Draw Facility. We expect that the proceeds will be used for general corporate purposes and other purposes not prohibited by the Credit Agreement.

Prior to the Sixth Amendment, $500.0 million was available under the Revolving Credit Facility. Pursuant to the Sixth Amendment, certain lenders under the Credit Agreement converted their existing revolving commitments into a new tranche of revolving commitments (the "New Revolving Commitments" and the revolving credit loans made thereunder, the "New Revolving Loans") in an aggregate amount, along with the New Revolving Commitments of certain lenders, of $500.0 million.
As of March 31, 2019, the Credit Agreement provided Booz Allen Hamilton with a $1,037.7 million Term Loan A, a $400.0 million Delayed Draw Facility, a $391.1 million Term Loan B, and a $500.0 million in New Revolving Commitments with a sub-limit for letters of credit of $100.0 million. As of March 31, 2019, the maturity date of Term Loan A and the termination date for the Revolving Credit Facility was June 23, 2023 and the maturity date of Term Loan B was June 30, 2023. Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement are secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement and related documentation. Subject to specified conditions, without the consent of the then-existing lenders (but subject to the receipt of commitments), the Term Loans or Revolving Credit Facility may be expanded (or a new term loan facility or revolving credit facility added to the existing facilities) by up to (i) greater of (x) $627 million and (y) 100% of consolidated EBITDA of Booz Allen Hamilton, as of the end of the most recently ended four quarter period for which financial statements have been delivered pursuant to the Credit Agreement plus (ii) the aggregate principal amount under which pro forma consolidated net secured leverage remains less than or equal to 3.50:1.00.
At Booz Allen Hamilton's option, borrowings under the Secured Credit Facility bear interest based either on LIBOR (adjusted for maximum reserves, and subject to a floor of zero) for the applicable interest period or, a base rate equal to the highest of (x) the administrative agent’s prime corporate rate, (y) the overnight federal funds rate plus 0.50% and (z) three-month LIBOR (adjusted for maximum reserves, and subject to a floor of zero) plus 1.00%), in each case plus an applicable margin, payable at the end of the applicable interest period and in any event at least quarterly. The applicable margin for Term Loan A and borrowings under the Revolving Credit Facility ranges from 1.25% to 2.00% for LIBOR loans and 0.25% to 1.00% for base rate loans, in each case based on Booz Allen Hamilton’s consolidated total net leverage ratio. The applicable margin for Term Loan B is 2.00% for LIBOR loans and 1.00% for base rate loans. Unused commitments under the Revolving Credit Facility were from the effective date of the Sixth Amendment until the delivery of financial statements for the first full fiscal quarter ending after the Sixth Amendment effective date pursuant to the Credit Agreement subject to a quarterly fee of 0.25% and are, following such delivery of financial statements, subject to a quarterly fee ranging from 0.20% to 0.35% based on Booz Allen Hamilton’s consolidated total net leverage ratio. Until the Delayed Draw Facility was drawn down on April 23, 2019, commitments under the Delayed Draw Facility were subject to a quarterly fee ranging from 0.20% to 0.35% based on Booz Allen Hamilton's consolidated total net leverage ratio.
Booz Allen Hamilton occasionally borrows under the Revolving Credit Facility in anticipation of cash demands. During fiscal 2019 and 2018, Booz Allen Hamilton accessed a total of $110.0 million and $125.0 million, respectively of its $500.0 million Revolving Credit Facility. As of March 31, 2019 and 2018, there was no outstanding balance on the Revolving Credit Facility.
The Credit Agreement requires quarterly principal payments of 1.25% of the stated principal amount of Term Loan A until maturity, and quarterly principal payments of 0.25% of the stated principal amount of Term Loan B until maturity.
Booz Allen Hamilton also has agreed to pay customary letter of credit and agency fees. As of March 31, 2019 and 2018, Booz Allen Hamilton were contingently liable under open standby letters of credit and bank guarantees issued by its banks in favor of third parties that totaled $9.5 million and $6.3 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At March 31, 2019 and 2018, approximately $1.0 million and $1.4 million of these instruments reduce our available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $15.0 million facility established in fiscal 2015, of which $6.5 million and $10.1 million, respectively, was available to us at March 31, 2019 and 2018. As of March 31, 2019, we had $499.0 million of capacity available for additional borrowings under the Revolving Credit Facility.
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants include limitations on the following, in each case subject to certain exceptions: (i) indebtedness and liens; (ii) mergers, consolidations or amalgamations, liquidations, wind-ups or dissolutions, and disposition of all or substantially all assets; (iii) dispositions of property; (iv) restricted payments; (v) investments; (vi) transactions with affiliates; (vii) change in fiscal periods; (viii) negative pledges; (ix) restrictive agreements; (x) line of business; and (xi) speculative hedging. The events of default include the following, in each case subject to certain exceptions: (a) failure to make required payments under the Secured Credit Facility; (b) material breaches of representations or warranties under the Secured Credit Facility; (c) failure to observe covenants or agreements under the Secured Credit Facility; (d) failure to pay or default under certain other material indebtedness; (e) bankruptcy or insolvency; (f) certain ERISA events; (g) certain material judgments; (h) actual or asserted invalidity of the Guarantee and Collateral Agreements or the other security documents or failure of the guarantees or perfected liens thereunder; and (i) a change of control. In addition, we are required to meet certain financial covenants at each quarter end, namely Consolidated Net Total Leverage and Consolidated Net Interest Coverage Ratios. As of March 31, 2019, we were compliant with these covenants.
During fiscal 2019, interest payments of $41.9 million and $16.8 million were made for the Term Loan A and Term Loan B facilities, respectively. During fiscal 2018, interest payments of $38.1 million and $14.9 million were made for the Term Loan A and Term Loan B facilities, respectively.
The total outstanding debt balance is recorded in the accompanying consolidated balance sheets net of unamortized discount and debt issuance costs of $19.0 million and $20.7 million as of March 31, 2019 and 2018, respectively.
On April 25, 2017, Booz Allen Hamilton issued $350 million aggregate principal amount of its 5.125% Senior Notes due 2025 under an Indenture, dated April 25, 2017, among Booz Allen Hamilton, certain subsidiaries of Booz Allen Hamilton, as guarantors (the "Subsidiary Guarantors"), and Wilmington Trust, National Association, as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of April 25, 2017, among Booz Allen Hamilton, the Subsidiary Guarantors and the Trustee. A portion of the proceeds was used to repay all outstanding loans under the Revolving Credit Facility. During fiscal 2019 and 2018, interest payments of $17.9 million and $9.3 million, respectively, were made for the Senior Notes.
Borrowings under the Term Loans, and, if used, our Revolving Credit Facility, incur interest at a variable rate. In accordance with our risk management strategy between April 6, 2017 and May 24, 2017, Booz Allen Hamilton executed a series of interest rate swaps. As of March 31, 2019, we had interest rate swaps with an aggregate notional amount of $600 million. Between April 2, 2019 and April 4, 2019, Booz Allen Hamilton entered into eight interest rate swap agreements with six different financial institutions to fix the LIBOR portion of the interest rate on outstanding debt under the Credit Agreement, as amended. Each swap has a notional amount of $50 million and fixes LIBOR at rates ranging from 2.259% to 2.308% with an effective date of April 30, 2019 and maturity dates of June 30, 2024 and June 30, 2025. As of April 4, 2019, we had interest rate swaps with an aggregate notional amount of $1.0 billion. These instruments hedge the variability of cash outflows for interest payments on the floating portion of our debt. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense (see Note 13 in our consolidated financial statements).
Capital Structure and Resources
Our stockholders’ equity amounted to $675.4 million as of March 31, 2019, an increase of $112.9 million compared to stockholders’ equity of $562.5 million as of March 31, 2018. The increase was primarily due to net income of $418.5 million in fiscal 2019, stock-based compensation expense of $31.3 million, and stock option exercises of $12.1 million, partially offset by $250.0 million in treasury stock resulting from the repurchase of shares of our Class A Common Stock and $114.2 million in aggregate quarterly dividend payments in fiscal 2019.
Off-Balance Sheet Arrangements
As of March 31, 2019, we did not have any material off-balance sheet arrangements.
Contractual Obligations
The following table summarizes our contractual obligations that require us to make future cash payments as of March 31, 2019. For contractual obligations, we included payments that we have an unconditional obligation to make.

	Payments Due by Fiscal Periods
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 years
	(In thousands)
Long-term debt (a)	$1,778,763	$57,924	$115,848	$1,254,991	$350,000
Operating lease obligations	422,911	70,614	127,213	99,685	125,399
Interest on indebtedness	353,266	77,118	146,812	102,430	26,906
Deferred payment obligation (b)	88,000	88,000	—	—	—
Tax liabilities for uncertain tax positions (c)	11,509	78	10,856	575	—
Total contractual obligations	$2,654,449	$293,734	$400,729	$1,457,681	$502,305

(a)	See Note 12 to our consolidated financial statements for additional information regarding debt and related matters.

(b)	Includes $80 million deferred payment obligation balance plus interest due within the next year.

(c)	Includes a reserve of $10.2 million for income tax uncertainties created with the acquisition discussed in Note 5 to our consolidated financial statements.
In the normal course of business, we enter into agreements with subcontractors and vendors to provide products and services that we consume in our operations or that are delivered to our clients. These products and services are not considered unconditional obligations until the products and services are actually delivered, at which time we record a liability for our obligation.
Capital Expenditures
Since we do not own any of our facilities, our capital expenditure requirements primarily relate to the purchase of computers, management systems, furniture, and leasehold improvements to support our operations. Direct facility and equipment costs billed to clients are not treated as capital expenses. Our capital expenditures for fiscal 2019 and 2018 were $94.7 million and $78.4 million, respectively. The increase in capital expenditures over the prior year primarily relates to investments in our facilities and infrastructure, financial management systems, and information technology. We expect capital expenditures for fiscal 2020 to increase from fiscal 2019 as a result of continuing investments in these areas.
Commitments and Contingencies
We are subject to a number of reviews, investigations, claims, lawsuits, and other uncertainties related to our business. For a discussion of these items, refer to Note 22 to our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in market rates and market prices such as those related to interest rates. We actively monitor these exposures and manage such risks through our regular operating and financing activities or through the use of derivative financial instruments.
Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt, cash equivalents, which consist primarily of funds invested in U.S. government money-market funds, our cash flow hedges and our Rabbi trust.
Our exposure to market risk for changes in interest rates related to our outstanding debt will impact our Secured Credit Facility. The interest expense associated with our term loans and any loans under our Revolving Credit Facility will vary with market rates. A hypothetical interest rate increase of 1% would have increased interest expense related to the term facilities under our Secured Credit Facility by approximately $14.8 million in fiscal 2019 and $14.9 million in fiscal 2018, and likewise decreased our income and cash flows. The year over year increase in interest expense is primarily due to an increase in 1 Month LIBOR, the benchmark interest rate attached to our floating rate debt, which rose approximately 60 basis points throughout fiscal 2019, further contributing to the Company’s increased interest expense. This increase in LIBOR was partially offset with a 25 basis point reduction in our Term Loan A and the Revolving Credit Facility credit spreads as part of the Sixth Amendment consummated on July 23, 2018, along with amounts reclassified into interest expense relating to our cash flow hedges.
As of March 31, 2019 and 2018, we had $284.0 million and $287.0 million, respectively, in cash and cash equivalents. The return on our cash and cash equivalents balance as of March 31, 2019 and 2018 was less than 3%. Therefore, the corresponding impact to our interest income, and likewise to our income and cash flow, was not material.
Pursuant to our interest rate risk management strategies, we began using interest rate cash flow hedges in April 2017 to add stability to our incurrence of interest rate expense and to manage our exposure to related interest rate movement. See Note 13 to our consolidated financial statements for further discussion. As of March 31, 2019, we had interest rate swaps with an aggregate notional amount of $600 million, $150 million of which are forward starting with a start date of April 30, 2019. These derivative instruments hedge the variability of cash outflows for interest payments on our variable rate debt and are recorded at fair value on our consolidated balance sheet. As of March 31, 2019, a 25 basis point increase in interest rates would increase the fair value of our interest rate swaps by approximately $1.2 million and a 25 basis point decrease in interest rates would decrease the fair value of our interest rate swaps by approximately $7.1 million.
We established a Rabbi trust to provide for the payment of benefits under our non-qualified deferred compensation plan that became effective in the first quarter of fiscal 2019. As of March 31, 2019, fund assets totaled $3.2 million which include mutual fund investments that are subject to fluctuations in market prices and interest rates. Cash distributions made to plan participants are recognized as operating cash flows in the consolidated statement of cash flows and have the effect of lowering both fund assets and the corresponding fund liabilities on a one-for-one basis. Changes in fair value on fund liabilities offset the changes in fair value of fund assets, and changes in fair value on both fund assets and fund liabilities are recognized in earnings on our consolidated statements of operations. See Notes 15 and 20 to our consolidated financial statements for further discussion.

Item 8.	Financial Statements and Supplementary Data

Report of Ernst & Young LLP,
Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Booz Allen Hamilton Holding Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Booz Allen Hamilton Holding Corporation (the Company) as of March 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at March 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 28, 2019 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2006
Tysons, Virginia
May 28, 2019

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONSOLIDATED BALANCE SHEETS

	March 31, 2019	March 31, 2018
	(Amounts in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$283,990	$286,958
Accounts receivable, net of allowance	1,330,364	1,133,705
Prepaid expenses and other current assets	84,986	71,309
Total current assets	1,699,340	1,491,972
Property and equipment, net of accumulated depreciation	172,453	152,364
Intangible assets, net of accumulated amortization	287,051	278,504
Goodwill	1,581,160	1,581,146
Other long-term assets	91,837	102,633
Total assets	$3,831,841	$3,606,619
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$57,924	$63,100
Accounts payable and other accrued expenses	664,948	557,559
Accrued compensation and benefits	325,553	282,750
Other current liabilities	130,814	125,358
Total current liabilities	1,179,239	1,028,767
Long-term debt, net of current portion	1,701,837	1,755,479
Income tax reserves	11,509	11,787
Deferred tax liabilities	33,238	7,274
Other long-term liabilities	230,652	240,821
Total liabilities	3,156,475	3,044,128
Commitments and contingencies (Note 22)
Stockholders’ equity:
Common stock, Class A — $0.01 par value — authorized, 600,000,000 shares; issued, 159,924,825 shares at March 31, 2019 and 158,028,673 shares at March 31, 2018; outstanding, 140,027,853 shares at March 31, 2019 and 143,446,539 shares at March 31, 2018	1,599	1,580
Treasury stock, at cost — 19,896,972 shares at March 31, 2019 and 14,582,134 shares at March 31, 2018	(711,450)	(461,457)
Additional paid-in capital	401,596	346,958
Retained earnings	994,811	690,516
Accumulated other comprehensive loss	(11,190)	(15,106)
Total stockholders’ equity	675,366	562,491
Total liabilities and stockholders’ equity	$3,831,841	$3,606,619

The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
	2019	2018	2017
	(Amounts in thousands, except per share data)
Revenue	$6,704,037	$6,167,600	$5,809,491
Operating costs and expenses:
Cost of revenue	3,100,466	2,866,268	2,678,715
Billable expenses	2,004,664	1,861,312	1,751,077
General and administrative expenses	927,938	855,541	814,141
Depreciation and amortization	68,575	64,756	59,544
Total operating costs and expenses	6,101,643	5,647,877	5,303,477
Operating income	602,394	519,723	506,014
Interest expense	(89,517)	(82,269)	(62,298)
Other income (expense), net	2,526	(7,418)	(18,059)
Income before income taxes	515,403	430,036	425,657
Income tax expense	96,874	128,344	164,832
Net income	$418,529	$301,692	$260,825
Earnings per common share (Note 4):
Basic	$2.94	$2.05	$1.74
Diluted	$2.91	$2.03	$1.72

The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended March 31,
	2019	2018	2017
	(Amounts in thousands)
Net income	$418,529	$301,692	$260,825
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on derivatives designated as cash flow hedges	(7,971)	4,993	—
Change in postretirement plan costs	11,887	(171)	2,536
Total other comprehensive (loss) income, net of tax	$3,916	$4,822	$2,536
Comprehensive income	$422,445	$306,514	$263,361

The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
	2019	2018	2017
	(Amounts in thousands)
Cash flows from operating activities
Net income	$418,529	$301,692	$260,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,575	64,756	59,544
Stock-based compensation expense	31,275	23,318	21,249
Deferred income taxes	23,006	8,956	20,958
Excess tax benefits from stock-based compensation	(10,777)	(14,457)	(18,175)
Amortization of debt issuance costs and loss on extinguishment	9,354	5,974	15,566
Losses (gains) on dispositions and impairments	(5,464)	(246)	4,673
Changes in assets and liabilities:
Accounts receivable, net of allowance	(196,453)	(126,196)	(95,217)
Income taxes receivable / payable	32,411	9,636	54,564
Prepaid expenses and other current assets	(2,328)	14,119	(115)
Other long-term assets	(15,346)	(12,394)	(10,146)
Accrued compensation and benefits	44,137	11,296	21,535
Accounts payable and other accrued expenses	107,515	47,316	14,846
Accrued interest	122	6,218	(806)
Income tax reserves	(278)	140	(91)
Other current liabilities	(7,878)	4,755	7,562
Other long-term liabilities	3,210	24,260	25,505
Net cash provided by operating activities	499,610	369,143	382,277
Cash flows from investing activities
Purchases of property, equipment, and software	(94,681)	(78,437)	(53,919)
Payments for businesses acquired, net of proceeds from sales of business	5,469	(19,113)	(247,627)
Insurance proceeds received for damage to equipment	—	1,097	650
Net cash used in investing activities	(89,212)	(96,453)	(300,896)
Cash flows from financing activities
Proceeds from issuance of common stock	11,266	8,907	6,314
Stock option exercises	12,116	12,095	14,687
Excess tax benefits from stock-based compensation	—	—	18,175
Repurchases of common stock	(252,824)	(270,318)	(46,548)
Cash dividends paid	(114,234)	(103,411)	(92,925)
Dividend equivalents paid to option holders	(280)	(951)	(2,254)
Repayment of debt	(170,512)	(317,149)	(968,325)
Proceeds from debt issuance	102,071	467,678	1,019,383
Payment on contingent liabilities from acquisition	(969)	—	—
Net cash used in financing activities	(413,366)	(203,149)	(51,493)
Net (decrease) increase in cash and cash equivalents	(2,968)	69,541	29,888
Cash and cash equivalents––beginning of year	286,958	217,417	187,529
Cash and cash equivalents––end of year	$283,990	$286,958	$217,417
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$76,731	$62,498	$49,062
Income taxes	$52,512	$128,416	$89,556
Supplemental disclosures of non-cash investing and financing activities
Share repurchases transacted but not settled and paid	$6,315	$9,146	$9,907
Contingent consideration arising from businesses acquired	$—	$—	$3,576
Noncash financing activities	$3,033	$—	$—
The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2016	153,391,058	$1,534	(5,398,596)	$(135,445)	$243,475	$318,537	$(19,613)	$408,488
Issuance of common stock	578,932	6	0	—	6,308	—	—	6,314
Stock options exercised	1,931,495	19	0	—	14,668	—	—	14,687
Excess tax benefits from the exercise of stock options	0	—	0	—	18,175	—	—	18,175
Repurchase of common stock	0	—	(1,615,181)	(56,455)	—	—	—	(56,455)
Recognition of liability related to future stock option exercises (Note 19)	0	—	0	—	(968)	—	—	(968)
Net income	0	—	0	—	—	260,825	—	260,825
Cumulative-effect adjustment for adoption of Topic 606 (Note 2)	0	—	0	—	—	2,947	—	2,947
Other comprehensive income, net of tax	0	—	0	—	—	—	2,536	2,536
Dividends paid (Note 18)	0	—	0	—	—	(92,925)	—	(92,925)
Stock-based compensation expense	0	—	0	—	21,249	—	—	21,249
Balance at March 31, 2017	155,901,485	$1,559	(7,013,777)	$(191,900)	$302,907	$489,384	$(17,077)	$584,873
Issuance of common stock	866,099	8	0	—	8,899	—	—	8,907
Stock options exercised	1,261,089	13	0	—	12,082	—	—	12,095
Excess tax benefits from the exercise of stock options	0	—	0	—	—	—	—	—
Repurchase of common stock	0	—	(7,568,357)	(269,557)	—	—	—	(269,557)
Recognition of liability related to future stock option exercises (Note 19)	0	—	0	—	(248)	—	—	(248)
Net income	0	—	0	—	—	301,692	—	301,692
Reclassification of AOCI due to the Act (Note 16)	0	—	0	—	—	2,851	(2,851)	—
Other comprehensive income, net of tax	0	—	0	—	—	—	4,822	4,822
Dividends paid (Note 18)	0	—	0	—	—	(103,411)	—	(103,411)
Stock-based compensation expense	0	—	0	—	23,318	—	—	23,318
Balance at March 31, 2018	158,028,673	$1,580	(14,582,134)	$(461,457)	$346,958	$690,516	$(15,106)	$562,491
Issuance of common stock	876,187	9	0	—	11,257	—	—	11,266
Stock options exercised	1,019,965	10	0	—	12,106	—	—	12,116
Excess tax benefits from the exercise of stock options	0	—	0	—	—	—	—	—
Repurchase of common stock	0	—	(5,314,838)	(249,993)	—	—	—	(249,993)
Recognition of liability related to future stock option exercises (Note 19)	0	—	0	—	—	—	—	—
Net income	0	—	0	—	—	418,529	—	418,529
Other comprehensive income, net of tax	0	—	0	—	—	—	3,916	3,916
Dividends paid (Note 18)	0	—	0	—	—	(114,234)	—	(114,234)
Stock-based compensation expense	0	—	0	—	31,275	—	—	31,275
Balance at March 31, 2019	159,924,825	$1,599	(19,896,972)	$(711,450)	$401,596	$994,811	$(11,190)	$675,366

The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
March 31, 2019
1. BUSINESS OVERVIEW
Our Business
Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or the Company, we, us, and our, was incorporated in Delaware in May 2008. The Company provides management and technology consulting, analytics, engineering, digital solutions, mission operations, and cyber expertise to U.S. and international governments, major corporations, and not-for-profit organizations. The Company reports operating results and financial data in one reportable segment. The Company is headquartered in McLean, Virginia, with approximately 26,100 employees as of March 31, 2019.
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
The Company’s fiscal year ends on March 31 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31. The accompanying consolidated financial statements present the financial position of the Company as of March 31, 2019 and 2018 and the Company’s results of operations for fiscal 2019, fiscal 2018, and fiscal 2017.
Certain amounts reported in the Company's prior year consolidated financial statements have been reclassified to conform to the current year presentation. Effective April 1, 2018, the Company adopted Accounting Standards Codification (ASC) No. 606, Revenue from Contracts with Customers (Topic 606), and Accounting Standard Updates (ASU) 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, on a full retrospective method for amounts and percentages presented and disclosures set forth in this Form 10-K for fiscal 2019, 2018, and 2017.
Accounting Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Areas of the consolidated financial statements where estimates may have the most significant effect include contractual and regulatory reserves, valuation and lives of tangible and intangible assets, contingent consideration related to business acquisitions, impairment of long-lived assets, accrued liabilities, revenue recognition, including the accrual of indirect costs, bonus and other incentive compensation, stock-based compensation, reserves for tax benefits and valuation allowances on deferred tax assets, provisions for income taxes, postretirement obligations, certain deferred costs, collectability of receivables, and loss accruals for litigation. Actual results experienced by the Company may differ materially from management's estimates.
Revenue Recognition
The Company's revenues from contracts with customers (clients) are derived from offerings that include consulting, analytics, digital solutions, engineering, and cyber services, substantially with the U.S. government and its agencies, and to a lesser extent, subcontractors. The Company also serves foreign governments, as well as domestic and international commercial clients. The Company performs under various types of contracts, which include cost-reimbursable-plus-fee contracts, time-and-material contracts, and fixed-price contracts.
The Company considers a contract with a customer to exist under Topic 606, when there is approval and commitment from both the Company and the customer, the rights of the parties and payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. The Company also will consider whether two or more contracts entered into with the same customer should be combined and accounted for as a single contract. Furthermore, in certain transactions with commercial clients and with the U.S. government, the Company may commence providing services

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

prior to receiving a formal approval from the customer. In these situations, the Company will consider the factors noted above, the risks associated with commencing the work and legal enforceability in determining whether a contract with the customer exists under Topic 606.
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
The Company evaluates each service deliverable contracted with the customer to determine whether it represents promises to transfer distinct goods or services. Under Topic 606, these are referred to as performance obligations. One or more service deliverables often represent a single performance obligation. This evaluation requires significant judgment and the impact of combining or separating performance obligations may change the time over which revenue from the contract is recognized. The Company’s contracts generally provide a set of integrated or highly interrelated tasks or services and are therefore accounted for as a single performance obligation. However, in cases where we provide more than one distinct good or service within a customer contract, the contract is separated into individual performance obligations which are accounted for discretely.
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
The Company recognizes revenue for each performance obligation identified within our customer contracts when, or as, the performance obligation is satisfied by transferring the promised goods or services. Revenue may either be recognized over time, or at a point in time. The Company generally recognizes revenue over time as our contracts typically involve a continuous transfer of control to the customer. A continuous transfer of control under contracts with the U.S. government and its agencies is evidenced by clauses which require the Company to be paid for costs incurred plus a reasonable margin in the event that the customer unilaterally terminates the contract for convenience. For contracts where the Company recognizes revenue over time, a contract cost-based input method is generally used to measure progress towards satisfaction of the underlying performance obligation(s). Contract costs include direct costs such as materials, labor and subcontract costs, as well as indirect costs identifiable with, or allocable to, a specific contract that are expensed as incurred. The Company does not incur material incremental costs to acquire or fulfill contracts. Under a contract cost-based input method, revenue is recognized based on the proportion of contract costs incurred to the total estimated costs expected to be incurred upon completion of the underlying performance obligation. The Company includes generally both funded and unfunded portions of customer contracts in this estimation process.
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
Many of our contracts recognize revenue under a contract cost-based input method and require an Estimate-at-Completion (EAC) process, which management uses to review and monitor the progress towards the completion of our performance obligations. Under this process, management considers various inputs and assumptions related to the EAC, including, but not limited to, progress towards completion, labor costs and productivity, material and subcontractor costs, and identified risks. Estimating the total cost at completion of performance obligations is subjective and requires management to make assumptions about future activity and cost drivers under the contract. Changes in these estimates can occur for a variety of reasons and, if significant, may impact the profitability of the Company’s contracts. Changes in estimates related to contracts accounted for under the EAC process are recognized in the period when such changes are made on a cumulative catch-up basis. If the estimate of contract profitability indicates an anticipated loss on a contract, the Company recognizes the total loss at the time it is identified. For fiscal years ended March 31, 2019, 2018 and 2017, the aggregate impact of adjustments in contract estimates was not material.
Remaining performance obligations represent the transaction price of exercised contracts for which work has not yet been performed, irrespective of whether funding has or has not been authorized and appropriated as of the date of exercise. Remaining performance obligations do not include negotiated but unexercised options or the unfunded value of expired contracts.
Cash and Cash Equivalents
Cash and cash equivalents include operating cash on hand and highly liquid investments having a weighted average maturity of 60 days or less and a weighted average life of 120 days or less. The Company’s cash equivalents consist primarily of government money market funds and money market deposit accounts. The Company maintains its cash and cash equivalents in bank accounts that, at times, exceed the federally insured FDIC limits. The Company has not experienced any losses in such accounts.
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
Property and Equipment
Property and equipment are recorded at cost, and the balances are presented net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Furniture and equipment is depreciated over five to ten years, and computer equipment is depreciated over four years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term. Maintenance and repairs are charged to expense as incurred.
Rent expense is recorded on a straight-line basis over the life of the respective lease. The difference between the cash payment and rent expense is recorded as deferred rent in either accounts payable and other accrued expenses or other long-term liabilities in the consolidated balance sheets, depending on when the amounts will be recognized. The Company receives incentives for tenant improvements on certain of its leases. The cash expended on such improvements is recorded as property and equipment and amortized over the life of the associated asset, or lease term, whichever is shorter. Incentives for tenant improvements are recorded as deferred rent in either accounts payable and other accrued expenses or other long-term liabilities in the consolidated balance sheets depending on when the amounts will be recognized. Incentives for tenant improvements are amortized on a straight-line basis over the lease term
Business Combinations
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
We have a contingent consideration arrangement in connection with a business acquisition which requires a fair value measurement determined using probability-weighted cash flows. See Note 20 to our consolidated financial statements for further information about the valuation of the contingent consideration liability and the inputs used in the fair value measurement.
Intangible Assets
Intangible assets primarily consist of the Company's trade name, customer relationships, software and other amortizable intangible assets. The Company capitalizes the following costs associated with developing internal-use computer software pertaining to upgrades in our business and financial systems: (i) external direct costs of materials and services consumed in developing or obtaining internal-use computer software and (ii) certain payroll and payroll-related costs for Company employees who are directly associated with the development of internal-use software, to the extent of the time spent directly on the project. Customer relationships are generally amortized on an accelerated basis over the expected life based on projected future cash flows of approximately three to twelve years. Software purchased or developed for internal use is amortized over three to six years. The Company's trade name is not amortized, but is tested for impairment on at least an annual basis as of January 1 and more frequently if interim indicators of impairment exist. The trade name is considered to be impaired if the carrying value exceeds its estimated fair value. The Company used the relief from royalty method to estimate the fair value. The fair value of the asset is the present value of the license fees avoided by owning the asset, or the royalty savings. During the fiscal year ended March 31, 2017, the Company recorded impairment charges related to intangible assets acquired in an acquisition. During the fiscal years ended March 31, 2019 and March 31, 2018, the Company did not record any impairment of intangible assets.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

Goodwill
The Company assesses goodwill for impairment on at least an annual basis on January 1 unless interim indicators of impairment exist. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. The Company operates as a single operating segment and as a single reporting unit for the purpose of evaluating goodwill. As of January 1, 2019, the Company performed its annual impairment test of goodwill by comparing the fair value of the Company (based on market capitalization) to the carrying value of the Company's net equity, and concluded that the fair value of the reporting unit was significantly greater than the carrying amount. During the fiscal years ended March 31, 2019, 2018, and 2017, the Company did not record any impairment of goodwill.
Long-Lived Assets
The Company reviews its long-lived assets, including property and equipment and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for any excess of the carrying amount over the fair value of the asset. During the fiscal years ended March 31, 2019, 2018, and 2017, the Company did not record any material impairment charges.
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
See Note 14 to our consolidated financial statements for further information regarding the effects of U.S. tax law changes enacted during the third fiscal quarter of 2018 and financial reporting guidance issued by the SEC.
Comprehensive Income
Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is presented in the consolidated statements of comprehensive income. Accumulated other comprehensive loss as of March 31, 2019 and 2018 consisted of net unrealized losses on the Company’s defined and postretirement benefit plans and unrealized gains or losses on interest rate swaps designated as cash flow hedges.
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
The accounting guidance for fair value measurements establishes a three-level fair value hierarchy that prioritizes the inputs used in measuring fair value as follows: observable inputs such as quoted prices in active markets (Level 1); inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2); and unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions (Level 3). Assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. See Note 20 to our consolidated financial statements for additional information on the Company’s fair value measurements.
Recently Adopted Accounting Standards
In March 2019, the SEC issued its Final Rule Release No. 33-10618, FAST Act Modernization and Simplification of Regulation S-K. The guidance in this Release revises certain disclosure requirements in SEC Regulation S-K, with the intent of improving the readability of filed documents and simplifying registrants' compliance efforts. The Company adopted certain aspects of this Release in the fourth quarter of fiscal 2019 which did not have a material impact on the consolidated financial statements. Other aspects not yet adopted are still being evaluated but are not expected to be material.
The Company completed its assessment for the tax effects of the Tax Cuts and Jobs Act, or the 2017 Tax Act, under the guidance of Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, or SAB 118, during the third quarter of fiscal 2019. The Company recorded adjustments to previously recognized provisional estimates primarily related to the re-measurement effects on certain deferred tax balances. The completion of its assessment resulted in a reduction in the provision for income taxes during the third quarter of fiscal 2019. See Note 14 to the consolidated financial statements for further information regarding the impact of the 2017 Tax Act on fiscal 2019.
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The amendments set forth certain presentation requirements, including that such analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed with all significant reconciling items described by appropriate captions with contributions from and distributions to owners shown separately. The amendments became effective on November 5, 2018 and did not have a material effect on the Company's consolidated financial statements for fiscal 2019. According to the SEC’s Questions and Answers of General Applicability Question 105.09 dated September 25, 2018 and updated October 4, 2018, the SEC would not object if the filer’s first presentation of the changes in stockholders’ equity is included in its Form 10-Q for the

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

quarter that begins after the effective date of the amendments. The Company will first present such changes beginning with the first quarter of fiscal 2020.
In August 2018, the FASB issued ASU 2018-14, Compensation -Retirement Benefits -Defined Benefit Plans -General (Topic 715-20) - Disclosure Framework -Changes to the Disclosure Requirement for Defined Benefit Plans. This guidance is designed to improve the effectiveness of disclosures by removing and adding disclosures related to defined benefit plans. ASU 2018-14 is effective for reporting periods beginning after December 15, 2020 with early adoption permitted. In the fourth quarter of fiscal 2019 the Company early adopted this standard and adoption of this standard did not have a material impact on the consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities. This guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires, for qualifying hedges, the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. Additionally, the guidance also expands an entity's ability to apply hedge accounting for nonfinancial and financial risk components, simplifies the hedge documentation and hedge effectiveness assessment requirements, and modifies certain disclosure requirements. ASU 2017-12 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. In the fourth quarter of fiscal 2019 the Company early adopted this standard using the modified retrospective approach. The adoption of this standard did not have a material impact on the consolidated financial statements.
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
Topic 606 was effective for the Company beginning on April 1, 2018 (i.e., beginning with the first quarter fiscal 2019 interim financial statements). The Company adopted the new revenue standard using the full retrospective transition method, which requires that it be applied to each prior reporting period presented and that the cumulative effect of applying the standard be recognized at the earliest period presented (i.e., April 1, 2016, the beginning of the first quarter of fiscal 2017). During fiscal 2018, the Company completed its assessment of the cumulative effect of adopting Topic 606 and assessed the impact to be immaterial as of the date of adoption. The cumulative impact on our retained earnings for the earliest period presented of April 1, 2016 was an increase of $2.9 million. Thereafter, the adoption of Topic 606 increased our fiscal 2017 retained earnings by $8.4 million and decreased our fiscal 2018 retained earnings by $3.4 million, resulting in a cumulative impact on our retained earnings of$7.9 million as of April 1, 2018. The impact of Topic 606 on fiscal 2017 and 2018 results may not be representative of the impact on subsequent years’ results.
The Company also retrospectively adopted ASU 2017-07, which changed the presentation of net periodic benefit cost components on the condensed consolidated statement of operations. Under this guidance, the service cost component of net periodic benefit cost continues to be presented consistent with other employee compensation costs and within operating income, while the remaining components of net periodic benefit costs are excluded from operating income. As a result, net periodic benefit costs related to non-service components were reclassified to Other income (expense), net in the consolidated statement of operations for fiscal 2018 and 2017. See adoption impacts of ASU 2017-07 in the table below.
The Company's previously issued consolidated financial statements have been adjusted for the retrospective adoption of both Topic 606 and ASU 2017-07, as summarized in the following table:

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

	Fiscal Year Ended March 31, 2018				Fiscal Year Ended March 31, 2017
	Effect of Adoption				Effect of Adoption
	As Reported	Topic 606	ASU 2017-07	As Adjusted	As Reported	Topic 606	ASU 2017-07	As Adjusted
Revenue	$6,171,853	$(4,253)	—	$6,167,600	$5,804,284	$5,207	—	$5,809,491
Operating income	520,085	(7,968)	7,606	519,723	484,247	13,757	8,010	506,014
Income before income taxes	438,004	(7,968)	—	430,036	411,900	13,757	—	425,657
Net income	305,111	(3,419)	—	$301,692	252,490	8,335	—	260,825
Earnings per common share (Note 4):
Basic	$2.08	$(0.03)	—	$2.05	$1.69	$0.05	—	$1.74
Diluted	$2.05	$(0.02)	—	$2.03	$1.67	$0.05	—	$1.72
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability of accounting for lease transactions. The new leasing standard requires lessees to recognize lease assets and lease liabilities on their balance sheet for all leases with a lease term of greater than 12 months. Lessor accounting is largely unchanged. Topic 842 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB provided an alternative transition method of adoption through ASU No. 2018-11, Targeted Improvements, which permits the recognition of a cumulative-effect adjustment to retained earnings on the date of adoption. The Company will adopt the standard beginning in fiscal 2020 using the modified retrospective transition approach, specifically, using the alternative transition method provided by ASU 2018-11.
A dedicated implementation team has substantially completed its evaluation of the impact of the new standard. The Company's assessment efforts to date have included reviewing the provisions of Topic 842, gathering information to evaluate its lease population and portfolio, evaluating the nature of real and personal property and other arrangements that may meet the definition of a lease, designing and implementing one-time implementation controls as well as new post-adoption lease processes and controls, implementing a new lease accounting software solution, and evaluating certain accounting policy elections. As a result of our evaluation, the Company identified changes to and modified certain of our accounting policies and practices. While some modifications were complex to design and test, the effect of such changes are not expected to be significant upon adoption of Topic 842. The Company will elect certain practical expedients provided under Topic 842, including the option not to apply lease recognition for short–term leases; an election to not separate lease from non-lease components; and a package of practical expedients such that, upon the initial adoption of Topic 842, the Company will not reassess whether expired or existing contracts contain leases, nor will the Company reassess the lease classification for expired or existing leases.
The Company expects that upon adoption it will recognize a material right-of-use asset of approximately $270 million and a lease liability of approximately $330 million on the balance sheet, which is inclusive of required conforming balance sheet reclassifications. The Company does not expect the standard to have any other material impact on the consolidated financial statements or results of operations. Adoption of the standard is not expected to impact the Company’s ability to comply with the financial covenants as defined in the Credit Agreement discussed further in Note 12. The Company is continuing to refine its processes in order to meet the accounting and disclosure requirements upon adoption of Topic 842 in the first quarter of fiscal 2020.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

Other recent accounting pronouncements issued during fiscal 2019 and through the filing date are not expected to have a material impact on the Company's present or historical consolidated financial statements.

3. REVENUE
The Company's revenues from contracts with customers (clients) are derived from offerings that include consulting, analytics, digital solutions, engineering, and cyber services, substantially with the U.S. government and its agencies, and to a lesser extent, subcontractors. The Company also serves foreign governments, as well as domestic and international commercial clients. The Company performs under various types of contracts, which include cost-reimbursable-plus-fee contracts, time-and-material contracts, and fixed-price contracts.
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

The table below presents the total revenue for each type of contract:

	Fiscal Year Ended March 31,
	2019		2018		2017
Cost-reimbursable	$3,580,595	53%	$3,155,049	51%	$2,882,178	50%
Time-and-materials	1,576,673	24%	1,542,899	25%	1,500,851	26%
Fixed-price	1,546,769	23%	1,469,652	24%	1,426,462	24%
Total Revenue	$6,704,037	100%	$6,167,600	100%	$5,809,491	100%
Revenue by Customer Type:

	Fiscal Year Ended March 31,
	2019		2018		2017
U.S. government:
Defense Clients	$3,114,571	47%	$2,830,102	46%	$2,699,284	46%
Intelligence Clients	1,566,870	23%	1,494,489	24%	1,344,906	23%
Civil Clients	1,760,996	26%	1,644,860	27%	1,611,309	28%
Total U.S. government	6,442,437	96%	5,969,451	97%	5,655,499	97%
Global Commercial Clients	261,600	4%	198,149	3%	153,992	3%
Total Revenue	$6,704,037	100%	$6,167,600	100%	$5,809,491	100%

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

Revenue by Whether the Company Acts as a Prime Contractor or a Sub-Contractor:

	Fiscal Year Ended March 31,
	2019		2018		2017
Prime Contractor	$6,159,918	92%	$5,626,544	91%	$5,261,499	91%
Sub-contractor	544,119	8%	541,056	9%	547,992	9%
Total Revenue	$6,704,037	100%	$6,167,600	100%	$5,809,491	100%

Performance Obligations
Remaining performance obligations represent the transaction price of exercised contracts for which work has not yet been performed, irrespective of whether funding has or has not been authorized and appropriated as of the date of exercise. Remaining performance obligations do not include negotiated but unexercised options or the unfunded value of expired contracts.
As of March 31, 2019, the Company had $5.8 billion of remaining performance obligations and we expect to recognize more than half of the remaining performance obligations as revenue over the next 12 months, and approximately three quarters over the next 24 months. The remainder is expected to be recognized thereafter.
Contract Balances
As discussed in Note 2, the Company's performance obligations are typically satisfied over time and revenue is generally recognized using a cost-based input method. Fixed-price contracts are typically billed to the customer using milestone or fixed monthly payments, while cost-reimbursable-plus-fee and time-and-material contracts are typically billed to the customer at periodic intervals (e.g. monthly or weekly) as indicated by the terms of the contract. Disparities between the timing of revenue recognition and customer billings and cash collections results in net contract assets or liabilities being recognized at the end of each reporting period.
Contract assets primarily consist of unbilled receivables typically resulting from revenue recognized exceeding the amount billed to the customer and right to payment is not just subject to the passage of time. Contract liabilities primarily consist of advance payments, billings in excess of costs incurred and deferred revenue. Contract assets and liabilities are reported on a net contract basis at the end of each reporting period. The Company maintains an allowance for doubtful accounts to provide for an estimate of uncollected receivables. Refer to Note 7 for more information on receivables recognized from contracts accounted for under Topic 606.
The following table summarizes the contract balances recognized on the Company’s consolidated balance sheets:

	March 31, 2019	March 31, 2018
Contract assets:
Current	$846,372	$738,646
Long-term	61,391	59,633
Total	907,763	798,279
Contract liabilities:
Advance payments, billings in excess of costs incurred and deferred revenue	$21,316	$27,522
Changes in contract assets and contract liabilities are primarily due to the timing difference between the Company’s performance of services and payments from customers. For fiscal 2019, 2018 and 2017, we recognized revenue of $25.3 million, $16.2 million and $10.5 million, respectively, related to our contract liabilities on April 1, 2018, 2017 and 2016, respectively. To determine revenue recognized from contract liabilities during the reporting periods, the Company allocates revenue to individual contract liability balances and applies revenue recognized during the reporting periods first to the beginning balances of contract liabilities until the revenue exceeds the balances.

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

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

The Company currently has outstanding shares of Class A Common Stock. Unvested Class A Restricted Common Stock holders are entitled to participate in non-forfeitable dividends or other distributions. These unvested restricted shares participated in the Company's dividends declared and paid in each quarter of fiscal 2019, 2018, and 2017. As such, EPS is calculated using the two-class method whereby earnings are reduced by distributed earnings as well as any available undistributed earnings allocable to holders of unvested restricted shares. A reconciliation of the income used to compute basic and diluted EPS for the periods presented are as follows:

	Fiscal Year Ended March 31,
	2019	2018	2017
Earnings for basic computations (1)	$416,664	$299,824	$258,495
Weighted-average Class A Common Stock outstanding	141,910,799	145,964,574	148,218,968
Total weighted-average common shares outstanding for basic computations	141,910,799	145,964,574	148,218,968
Earnings for diluted computations (1)	$416,675	$299,837	$258,514
Dilutive stock options and restricted stock	1,245,377	1,785,448	2,055,672
Average number of common shares outstanding for diluted computations	143,156,176	147,750,022	150,274,640
Earnings per common share
Basic	$2.94	$2.05	$1.74
Diluted	$2.91	$2.03	$1.72
(1) During fiscal 2019, 2018, and 2017 approximately 0.6 million, 0.8 million, and 1.3 million shares of participating securities were paid dividends totaling $0.6 million, $0.8 million, and $0.9 million, respectively. For fiscal 2019, there were undistributed earnings of $1.2 million allocated to the participating class of securities in both basic and diluted earnings per share. For fiscal 2018, there were undistributed earnings of $1.1 million allocated to the participating class of securities in both basic and diluted earnings per share. For fiscal 2017, there were undistributed earnings of $1.4 million allocated to the participating class of securities in both basic and diluted earnings per share. The allocated undistributed earnings and the dividends paid comprise the difference between net income presented on the consolidated statements of operations and earnings for basic and diluted computations for fiscal 2019, 2018, and 2017.
The EPS calculation for fiscal 2019, 2018, and 2017 excludes 0.2 million, 0.3 million, and 0.05 million options, respectively, as their impact was anti-dilutive.
5. ACQUISITIONS
There were no material acquisitions or dispositions during fiscal 2019 and 2018 or through the period subsequent to the issuance of the current financial statements.
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
The total purchase consideration paid at closing was $253.6 million. As part of the acquisition, the Company recorded the assets acquired and liabilities assumed at their acquisition date estimated fair value, with the difference between the fair value of the net assets acquired and the acquisition consideration reflected as goodwill. The following table represents the final allocation of fair value of assets acquired and liabilities assumed:

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
The identifiable customer-relationship intangible assets of $69.0 million was valued using the excess earnings method discounted cash flow approach, incorporating Level 3 inputs as described under the fair value hierarchy of ASC 820 and it is being amortized over 12 years. An acquisition date tax of $13.6 million was relieved and paid during the first quarter of fiscal 2018. The Company continues to carry a related reserve of $10.2 million for income tax uncertainties created with the acquisition resulting from uncertainty in the sustainability of Aquilent's prior tax-return positions under examination with the relevant tax authorities. The goodwill of $199.8 million was primarily attributed to the specialized workforce and the expected synergies between the Company and Aquilent. The majority of the goodwill is expected to be deductible for tax purposes. Pro forma results of operations for this acquisition are not presented because it is not material to the Company's consolidated results.
6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
As of March 31, 2019 and 2018, goodwill was $1,581.2 million and $1,581.1 million, respectively.
The Company performed an annual impairment test of goodwill as of January 1, 2019 and 2018, and we did not identify any impairment.
Intangible Assets
Intangible assets consisted of the following:

		March 31, 2019			March 31, 2018
	Weighted Average remaining period of amortization	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in years)
Amortizable intangible assets:
Customer relationships and other amortizable intangible assets	8.8	$115,814	$60,762	$55,052	$115,808	$45,036	$70,772
Software	3.7	88,338	46,539	41,799	59,051	41,519	17,532
Total amortizable intangible assets	7.5	$204,152	$107,301	$96,851	$174,859	$86,555	$88,304
Unamortizable intangible assets:
Trade name		$190,200	$—	$190,200	$190,200	$—	$190,200
Total		$394,352	$107,301	$287,051	$365,059	$86,555	$278,504
Intangible assets, net include software purchased and developed that was reclassified from property plant and equipment as of March 31, 2019 and 2018, respectively. Intangible assets are generally amortized on an accelerated basis over periods ranging from 3 years to 12 years.
The Company performed an annual impairment test of the trade name as of January 1, 2019 and 2018, and did not identify any impairment. However, the Company recognized an impairment charge of $3.8 million in fiscal 2017 for acquired technology, customer relationships and other intangible assets associated with a historical business acquisition. During fiscal 2018, gross carrying value and accumulated amortization were reduced related to fully-amortized intangible assets.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

Amortization expense for fiscal 2019, 2018, and 2017 was $20.9 million, $20.7 million, and $17.9 million, respectively.
The following table summarizes the estimated annual amortization expense for future periods, which does not reflect amortization expense for certain intangible assets that are not yet placed in service, as indicated below:

For the Fiscal Year Ended March 31,
2020	$18,863
2021	15,421
2022	11,433
2023	9,667
2024	6,401
Thereafter	12,532
Total estimated amortization expense	$74,317

7. ACCOUNTS RECEIVABLE, NET OF ALLOWANCE
Accounts receivable, net of allowance consisted of the following:

	March 31,
	2019	2018
Current assets:
Accounts receivable–billed	$494,671	$395,136
Accounts receivable–unbilled	846,372	738,646
Allowance for doubtful accounts	(10,679)	(77)
Accounts receivable, net of allowance	1,330,364	1,133,705
Other long-term assets:
Accounts receivable–unbilled	61,391	59,633
Total accounts receivable, net	$1,391,755	$1,193,338
Unbilled amounts represent revenues for which billings have not been presented to customers at year end. These amounts are usually billed and collected within one year. Long-term unbilled receivables not anticipated to be billed and collected within one year, which are primarily related to retainage, holdbacks, and long-term rate settlements to be billed at contract closeout, are included in other long-term assets in the accompanying consolidated balance sheets. The Company recognized a provision for doubtful accounts (including certain unbilled reserves) of $11.9 million, $3.2 million, and $0.6 million for fiscal 2019, 2018, and 2017, respectively.
8. PROPERTY AND EQUIPMENT, NET
The components of property and equipment, net were as follows:

	March 31,
	2019	2018
Furniture and equipment	$174,298	$164,061
Computer equipment	96,028	79,629
Leasehold improvements	225,310	202,133
Total	495,636	445,823
Less: Accumulated depreciation and amortization	(323,183)	(293,459)
Property and equipment, net	$172,453	$152,364
Depreciation and amortization expense relating to property and equipment for fiscal 2019, 2018, and 2017 was $47.8 million, $44.3 million, and $42.3 million, respectively. During fiscal 2019 and 2018, the Company reduced the gross cost and

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

accumulated depreciation and amortization by $11.4 million and $15.5 million, respectively, for zero net book value assets deemed no longer in service.

9. ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES
Accounts payable and other accrued expenses consisted of the following:

	March 31,
	2019	2018
Vendor payables	$417,648	$339,993
Accrued expenses	247,300	217,566
Total accounts payable and other accrued expenses	$664,948	$557,559
Accrued expenses consisted primarily of the Company’s reserve related to potential cost disallowance in conjunction with government audits. Refer to Note 22 for further discussion of this reserve.

10. ACCRUED COMPENSATION AND BENEFITS
Accrued compensation and benefits consisted of the following:

	March 31,
	2019	2018
Bonus	$117,604	$87,817
Retirement	37,678	35,743
Vacation	141,953	131,519
Other	28,318	27,671
Total accrued compensation and benefits	$325,553	$282,750

11. DEFERRED PAYMENT OBLIGATION
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
The remaining $80.0 million is available to indemnify the Company for certain pre-acquisition tax contingencies, related interest and penalties, and other matters pursuant to the Merger Agreement. Any amounts remaining after the settlement of all claims will be paid out to the selling shareholders. Remaining potential claims outstanding that may be indemnified pursuant to the Merger Agreement relate to former officers and stockholders’ suits that are still in litigation (See Note 22 to our consolidated financial statements).
During fiscal 2019, the Company accrued interest at a rate of 5% per six-month period on the unpaid DPO balance, net of any settled claims or payments, which was $80.0 million as of March 31, 2019 and 2018. Accordingly, $81.3 million was recorded within other current liabilities as of March 31, 2019 and 2018, representing the residual balances estimated to be paid to the selling shareholders subject to any remaining potential claims based on consideration of accrued interest and other matters.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

A reconciliation of the principal balance of the DPO to the amount recorded in the consolidated balance sheets for the periods presented are as follows:

	March 31,
	2019	2018
Deferred payment obligation:	$80,000	$80,000
Accrued interest	1,304	1,311
Amount recorded in the consolidated balance sheet	$81,304	$81,311
The Company paid $8.0 million in each of fiscal 2019 and 2018 of accrued interest to the selling shareholders.

12. DEBT
Debt consisted of the following:

	March 31, 2019		March 31, 2018
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Term Loan A	4.00%	$1,037,713	3.88%	$1,094,275
Term Loan B	4.50%	391,050	3.88%	395,000
Senior Notes	5.13%	350,000	5.13%	350,000
Less: Unamortized debt issuance costs and discount on debt		(19,002)		(20,696)
Total		1,759,761		1,818,579
Less: Current portion of long-term debt		(57,924)		(63,100)
Long-term debt, net of current portion		$1,701,837		$1,755,479
Terms Loans and Revolving Credit Facility
On July 23, 2018 (the "Amendment Effective Date"), Booz Allen Hamilton Inc.("Booz Allen Hamilton") and Booz Allen Hamilton Investor Corporation ("Investor"), and certain wholly-owned subsidiaries of Booz Allen Hamilton, entered into the Sixth Amendment (the "Sixth Amendment") to the Credit Agreement (as amended, the "Credit Agreement"), dated as of July 31, 2012 among Booz Allen Hamilton, Investor, certain wholly owned subsidiaries of Booz Allen Hamilton and Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Lender and the other lenders and financial institutions from time to time party thereto (as previously amended by the First Amendment to Credit Agreement, dated as of August 16, 2013, the Second Amendment to Credit Agreement, date as of May 7, 2014, the Third Amendment to the Credit Agreement, dated as of July 13, 2016, the Fourth Amendment to the Credit Agreement, dated as of February 6, 2017 and the Fifth Amendment to the Credit Agreement, dated as of March 7, 2018). The Sixth Amendment provides for a new delayed draw (the "Delayed Draw Facility") on the tranche A term loan ("Term Loan A") facility in the amount of up to $400.0 million and extended the maturity of the Term Loan A and the revolving credit facility (the "Revolving Credit Facility") to July 2023. Additionally, the Sixth Amendment reduced the interest rate spread applicable to Term Loan A and the Revolving Credit Facility from a range of 1.50% to 2.25% to a range of 1.25% to 2.00% based on consolidated net leverage. The interest rate applicable to the Term Loan B ("Term Loan B" and, together with Term Loan A, the "Term Loans") remained unchanged.
Prior to the Sixth Amendment, approximately $1,079.5 million was outstanding under Term Loan A. Pursuant to the Sixth Amendment, certain lenders converted their existing Term Loan A loans into a new tranche of Term Loan A loans in an aggregate amount, along with Term Loan A loans advanced by certain new lenders, of approximately $1,479.5 million, $400.0 million of which will be available as the Delayed Draw Facility. The Delayed Draw Facility is accessible for nine months from the Amendment Effective Date (the "Delayed Draw Availability Period"). The Company is able to draw on the facility up to two times during the Delayed Draw Availability Period in an amount per draw (x) of not less than $100.0 million per draw or (y) equal to the amount of unused commitments in respect of the Delayed Draw Facility remaining at the time of such borrowing. The proceeds from the new lenders were used to prepay in full all of the existing Term Loan A tranche. The proceeds of the Delayed Draw Facility will be used for general corporate purposes and other purposes not prohibited by the Credit Agreement.

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
As of March 31, 2019, the Credit Agreement provided the Company with a $1,037.7 million Term Loan A, a $400 million Delayed Draw Facility, and a $391.1 million Term Loan B and a $500.0 million revolving credit facility (the “Revolving Credit Facility”) with a sub-limit for letters of credit of $100.0 million. As of March 31, 2019, the maturity date of Term Loan A and the termination date for the Revolving Credit Facility was July 23, 2023 and the maturity date of Term Loan B was June 30, 2023. Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement are secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement and related documentation. Subject to specified conditions, without the consent of the then-existing lenders (but subject to the receipt of commitments), the Term Loans or Revolving Credit Facility may be expanded (or a new term loan facility or revolving credit facility added to the existing facilities) by up to greater of (x) $627 million and (y) 100% of consolidated EBITDA of Booz Allen Hamilton, as of the end of the most recently ended four quarter period for which financial statements have been delivered pursuant to the Credit Agreement plus (ii) the aggregate principal amount under which pro forma consolidated net secured leverage remains less than or equal to 3.50:1.00.
At Booz Allen Hamilton’s option, borrowings under the Secured Credit Facility bear interest based either at LIBOR (adjusted for maximum reserves, and subject to a floor of zero) for the applicable interest period or a base rate (equal to the highest of (x) the administrative agent’s prime corporate rate, (y) the overnight federal funds rate plus 0.50% and (z) three-month LIBOR (adjusted for maximum reserves, and subject to a floor of zero) plus 1.00%), in each case plus an applicable margin, payable at the end of the applicable interest period and in any event at least quarterly. The applicable margin for Term Loan A and borrowings under the Revolving Credit Facility ranges from 1.25% to 2.00% for LIBOR loans and 0.25% to 1.00% for base rate loans, in each case based on Booz Allen Hamilton’s consolidated total net leverage ratio. The applicable margin for Term Loan B is 2.00% for LIBOR loans and 1.00% for base rate loans. Unused commitments under the Revolving Credit Facility were, from the effective date of the Sixth Amendment until the delivery of financial statements for the first full fiscal quarter ending after the Sixth Amendment effective date pursuant to the Credit Agreement, subject to a quarterly fee of 0.25% and are, following such delivery of financial statements, subject to a quarterly fee ranging from 0.20% to 0.35% based on Booz Allen Hamilton’s consolidated total net leverage ratio. Until the Delayed Draw Facility was drawn down on April 23, 2019, commitments under the Delayed Draw Facility were subject to a quarterly fee ranging from 0.20% to 0.35% based on Booz Allen Hamilton's consolidated total net leverage ratio.
Booz Allen Hamilton occasionally borrows under the Revolving Credit Facility in anticipation of cash demands. During fiscal 2019 and 2018, Booz Allen Hamilton accessed a total of $110.0 million and $125.0 million, respectively, of its $500.0 million Revolving Credit Facility. As of March 31, 2019 and 2018, there was no outstanding balance on the Revolving Credit Facility.
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

Consolidated Net Total Leverage and Consolidated Net Interest Coverage Ratios. As of March 31, 2019 and 2018, Booz Allen Hamilton was in compliance with all financial covenants associated with its debt and debt-like instruments.
During fiscal 2019, interest payments of $41.9 million and $16.8 million were made for Term Loan A and Term Loan B, respectively. During fiscal 2018, interest payments of $38.1 million and $14.9 million were made for Term Loan A and Term Loan B, respectively.
Senior Notes
On April 25, 2017, Booz Allen Hamilton issued $350 million aggregate principal amount of its 5.125% Senior Notes (the "Senior Notes"), under an Indenture, dated as of April 25, 2017, among Booz Allen Hamilton, certain subsidiaries of Booz Allen Hamilton, as guarantors (the "Subsidiary Guarantors"), and Wilmington Trust, National Association, as trustee, (the "Trustee"), as supplemented by the First Supplemental Indenture, dated as of April 25, 2017, among Booz Allen Hamilton, the Subsidiary Guarantors and the Trustee. Each of Booz Allen Hamilton's existing and future domestic restricted subsidiaries that guarantee its obligations under the Secured Credit Facility and certain other indebtedness guarantee the Senior Notes on a senior unsecured basis. Interest is payable semi-annually on May 1 and November 1 of each year, beginning on November 1, 2017, and principal is due at maturity on May 1, 2025. In connection with the Senior Notes, the Company recognized $6.7 million of issuance costs, which were recorded as an offset against the carrying value of debt and will be amortized to interest expense over the term of the Senior Notes. During fiscal 2019 and 2018, interest payments of $17.9 million and $9.3 million were made for the Senior Notes.
Borrowings under the Term Loans, and if used, the Revolving Credit Facility, incur interest at a variable rate. In accordance with Booz Allen Hamilton's risk management strategy, Booz Allen Hamilton executed a series of interest rate swaps. As of March 31, 2019, Booz Allen Hamilton had interest rate swaps with an aggregate notional amount of $600 million. These instruments hedge the variability of cash outflows for interest payments on the floating potion of the term loan debt. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense (See Note 13 in our consolidated financial statements).
The following table summarizes required future debt principal repayments (in thousands):

	Payments Due By March 31,
	Total	2020	2021	2022	2023	2024	Thereafter
Term Loan A	$1,037,713	$53,974	$53,974	$53,974	$53,974	$821,817	—
Term Loan B	391,050	3,950	3,950	3,950	3,950	375,250	—
Senior Notes	350,000	—	—	—	—	—	350,000
Total	$1,778,763	$57,924	$57,924	$57,924	$57,924	$1,197,067	$350,000
Interest on debt and debt-like instruments consisted of the following:

	Fiscal Year Ended March 31,
	2019	2018	2017
Term Loan A Interest Expense	$42,043	$37,575	$28,646
Term Loan B Interest Expense	16,765	14,138	18,874
Interest on Revolving Credit Facility	115	271	751
Senior Notes Interest Expense	17,938	16,742	—
Deferred Payment Obligation Interest (1)	7,993	7,993	7,985
Amortization of Debt Issuance Costs (DIC) and Original Issue Discount (OID) (2)	5,052	5,361	5,683
Other	(389)	189	359
Total Interest Expense	$89,517	$82,269	$62,298
(1) Interest payments on the deferred payment obligation are made twice a year in January and July. See Note 11 to our consolidated financial statements.
(2) DIC and OID on the Company's term loans are recorded as a reduction of long-term debt in the consolidated balance sheet and are amortized ratably over the life of the related debt using the effective rate method. DIC on the Company's Revolving

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

Credit Facility is recorded as a long-term asset on the consolidated balance sheet and amortized ratably over the term of the Revolving Credit Facility.

13. DERIVATIVES
The Company utilizes derivative financial instruments to manage interest rate risk related to its variable rate debt. The Company’s objectives in using these interest rate derivatives, which were designated as cash flow hedges, are to manage its exposure to interest rate movements and reduce volatility to interest expense. During the third quarter of fiscal 2019, the Company entered into three forward starting floating-to-fixed interest rate swap agreements with three financial institutions with a start date of April 30, 2019, with an aggregate notional amount of $150 million. The aggregate notional amount of all interest rate swap agreements increased to $600 million as of March 31, 2019. The swaps have staggered maturities, ranging from June 30, 2021 to June 30, 2023. These swaps mature within the last tranche of the Company's floating rate debt (July 23, 2023).
The floating-to-fixed interest rate swaps involve the exchange of variable interest amounts from a counterparty for the Company making fixed-rate interest payments over the life of the agreements without exchange of the underlying notional amount and effectively converting a portion of the variable rate debt into fixed interest rate debt.
Derivative instruments are recorded in the consolidated balance sheet on a gross basis at estimated fair value. As of March 31, 2019, $1.8 million, $0.6 million, $0.9 million, and $4.3 million were classified as other current assets, other long-term assets, other current liabilities, and other long-term liabilities, respectively, on the consolidated balance sheet. As of March 31, 2018, $0.7 million and $7.2 million were classified as other current assets and other long-term assets, respectively, on the consolidated balance sheet.
For interest rate swaps designated as cash flow hedges, the changes in the fair value of derivatives is recorded in Accumulated Other Comprehensive Income, or AOCI, net of taxes, and is subsequently reclassified into interest expense in the period that the hedged forecasted interest payments are made on the Company's variable-rate debt. The effect of derivative instruments on the accompanying consolidated financial statements for fiscal years ended March 31, 2019 and 2018 is as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in AOCI on Derivative		Location of Gain or Loss Recognized in Income on Derivative	Amount of Gain or (Loss) Reclassified from AOCI into Income		Interest Expense on Consolidated Statements of Operations
	2019	2018		2019	2018	2019	2018
Interest rate swaps	$(9,772)	$7,926	Interest expense	$1,026	$—	$(89,517)	$(82,269)
Over the next 12 months, the Company estimates that $0.9 million will be reclassified as a decrease to interest expense. Cash flows associated with periodic settlements of interest rate swaps will be classified as operating activities in the consolidated statement of cash flows.
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

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

14. INCOME TAXES
On December 22, 2017, Public Law No. 115-97, commonly referred to as the 2017 Tax Act, was enacted into law. The 2017 Tax Act included a number of changes to existing U.S. tax laws that impacted the Company, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. In addition, as a result of the tax rate change, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%.
In the third quarter of fiscal 2019 the Company completed its assessment for the income tax effects of the 2017 Tax Act, including true-up to all provisional amounts previously recorded, within the allowed one-year measurement period provided for under SAB118. Pursuant to SAB118, the Company finalized adjustments to provisional estimates as a reduction in the provision for income taxes of approximately $27.9 million that was primarily due to the measurement-period adjustment associated with an unbilled receivables methodology change effective as of March 31, 2018, which was approved by the IRS in the third quarter of fiscal 2019. All other adjustments to the provisional estimates that the Company recorded through the interim periods of fiscal 2019, such as the acceleration of depreciation and the limitation on the deductibility of certain executive compensation, were not material.
The components of income tax expense were as follows:

	Fiscal Year Ended March 31,
	2019	2018	2017
Current
U.S. Federal	$34,019	$89,300	$115,727
State and local	26,232	20,074	24,273
Foreign	13,617	10,014	3,874
Total current	73,868	119,388	143,874
Deferred
U.S. Federal	23,258	11,356	22,939
State and local	(252)	(2,400)	(1,981)
Foreign	—	—	—
Total deferred	23,006	8,956	20,958
Total	$96,874	$128,344	$164,832
A reconciliation of the provision for income tax to the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes for each of the three years ended March 31 is as follows:

	Fiscal Year Ended March 31,
	2019	2018	2017
Income tax expense computed at U.S. federal statutory rate (1)	$108,235	$135,667	$148,980

Increases (reductions) resulting from:
Changes in uncertain tax positions	(278)	140	(92)
State and local income taxes, net of federal tax	22,450	14,565	13,882
Foreign income taxes, net of federal tax	10,758	6,855	2,518
Meals and entertainment	1,771	2,247	1,328
Re-measurement of deferred taxes related to the Act	(27,908)	(9,107)	—
Excess tax benefits from stock-based compensation	(10,777)	(14,457)	—
Federal tax credits	(6,355)	(6,563)	(4,402)
Executive compensation -162(M)	2,615	345	294
IRS audit settlement	(2,573)	—	—
Other	(1,064)	(1,348)	2,324
Income tax expense from operations	$96,874	$128,344	$164,832

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

(1) The U.S. federal statutory income tax rates for fiscal 2019, 2018 and 2017 are 21%, 31.5% and 35%, respectively.
The significant components of the Company’s deferred income tax assets and liabilities were as follows:

	March 31,
	2019	2018
Deferred income tax assets:
Accrued expenses	$59,569	$53,322
Deferred compensation	32,765	28,326
Stock-based compensation	6,265	7,785
Pension and postretirement benefits	32,697	34,449
Net operating loss carryforwards	4,570	3,362
Deferred rent and tenant allowance	24,565	20,931
Extended disability benefits	3,041	5,963
Interest rate swaps	752	—
State tax credits	13,420	9,822
Other	3,804	1,184
Total gross deferred income tax assets	181,448	165,144
Less: Valuation allowance	(2,853)	(1,373)
Total net deferred income tax assets	178,595	163,771
Deferred income tax liabilities:
Unbilled receivables	(138,944)	(108,287)
Intangible assets	(60,694)	(57,020)
Debt issuance costs	(3,146)	(3,264)
Property and equipment	(926)	(398)
Interest rate swaps	—	(2,076)
Internally developed software	(8,123)	—
Total deferred income tax liabilities	(211,833)	(171,045)
Net deferred income tax asset (liability)	$(33,238)	$(7,274)
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
As of March 31, 2019, the Company has available federal, state, and foreign net operating loss ("NOL carryforwards") of $2.3 million, $0.4 million and $1.9 million, respectively, that may be applied against future taxable income. The net operating losses are primarily attributable to an acquisition and will begin to expire in fiscal 2037. A valuation allowance of $2.9 million related to net operating losses, has been recorded due to the uncertainty regarding the realization of the asset.
Uncertain Tax Positions
The Company maintains reserves for uncertain tax positions related to unrecognized income tax benefits. These reserves involve considerable judgment and estimation and are evaluated by management based on the best information available including changes in tax laws and other information. As of March 31, 2019, 2018, and 2017, the Company has recorded $11.5 million, $11.8 million, and $11.6 million, respectively, of reserves for uncertain tax positions which includes potential tax benefits of $11.1 million, $11.6 million, and $1.4 million, respectively, that, when recognized, impact the effective tax rate.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

A reconciliation of the beginning and ending amount of potential tax benefits for the periods presented is as follows:

	March 31,
	2019	2018	2017
Beginning of year	$11,608	$11,588	$1,449
Increases in prior year position	93	41	127
Increases in current year position	575	—	10,278
Settlements with taxing authorities	(731)	—	—
Lapse of statute of limitations	(462)	(21)	(266)
End of year	$11,083	$11,608	$11,588
The Company recognized (released) accrued interest and penalties of $0.2 million, $0.1 million and $(9) thousand for fiscal 2019, 2018, and 2017, respectively, related to the reserves for uncertain tax positions in the income tax provision. Included in the total reserve for uncertain tax positions are accrued penalties and interest of approximately $0.4 million, $0.2 million and $0.1 million at March 31, 2019, 2018, and 2017, respectively.
The Company is subject to taxation in the United States and various state and foreign jurisdictions. As of March 31, 2019, the Company's federal income tax returns and refund claims examination for fiscal years 2013 through 2015 has been completed by the IRS, resulting in an acceptance of the fully claimed amount of $10.9 million. The remaining jurisdictions' returns open for examination are not considered to be material.
The Company is currently contesting tax assessments from the District of Columbia Office of Tax and Revenue for fiscal years 2013 through 2015 at various stages of applicable administrative and judicial processes, with a combined amount at issue of approximately $11.4 million, net of associated tax benefits as of March 31, 2019. The Company has taken similar tax positions with respect to subsequent fiscal years, totaling in aggregate $27.4 million. As of March 31, 2019, the Company does not maintain reserves for any uncertain tax positions related to the contested tax benefits or the similar tax positions taken in the subsequent fiscal years. Given the Company's position on the recoverable nature of the state tax expense, it does not believe the resolution of these matters will have a material adverse effect on its results of operations, cash flows or financial condition.

15. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company sponsors the Employees’ Capital Accumulation Plan, or ECAP, which is a qualified defined contribution plan that covers eligible U.S. and international employees. ECAP provides for distributions, subject to certain vesting provisions, to participants by reason of retirement, death, disability, or termination of employment. Effective April 1, 2014, the Company transitioned from a discretionary employer contribution to an annual matching contribution of up to 6% of eligible annual income as determined by the Internal Revenue Code for the ECAP. Total expense recognized under ECAP for fiscal 2019, 2018, and 2017 was $136.3 million, $126.9 million, and $116.6 million, respectively, and the Company-paid contributions were $130.9 million, $123.9 million, and $114.8 million, respectively.
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
The components of net postretirement medical expense for the Officer Medical Plan were as follows:

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

	Fiscal Year Ended March 31,
	2019	2018	2017
Service cost	$5,952	$4,464	$4,851
Interest cost	5,130	5,008	4,782
Net actuarial loss	2,108	2,271	3,052
Total postretirement medical expense	$13,190	$11,743	$12,685
The service cost component of net periodic benefit cost is included in cost of revenue and general and administrative expenses, and the non-service cost components of net periodic benefit cost (interest cost and net actuarial loss) is included as part of other income (expense), net in the accompanying consolidated statements of operations.
The weighted-average discount rate used to determine the year-end benefit obligations was as follows:

	Fiscal Year Ended March 31,
	2019	2018	2017
Officer Medical Plan	4.10%	4.10%	4.30%
Retired Officers’ Bonus Plan	4.10%	4.10%	4.30%
Retired Vice Presidents' Bonus Plan	4.10%	4.10%	4.30%
Assumed healthcare cost trend rates for the Officer Medical Plan at March 31, 2019 and 2018 were as follows:

Pre-65 initial rate	2019	2018
Healthcare cost trend rate assumed for next year	7.50%	7.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2027	2027

Post-65 initial rate	2019	2018
Healthcare cost trend rate assumed for next year	7.75%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2027	2027
Total defined benefit plan expense, consisting of service, interest, and net actuarial gain associated with the Retired Officers' Bonus Plan was $0.7 million for fiscal 2019, 2018, and 2017. Benefits paid associated with the Retired Officers’ Bonus Plan were $0.8 million, $1.5 million, and $0.9 million for fiscal 2019, 2018, and 2017, respectively. The end-of-period benefit obligation of $3.7 million and $3.8 million as of March 31, 2019 and 2018, respectively, is included in postretirement obligations within other long-term liabilities in the accompanying consolidated balance sheets.
Total defined benefit plan expense, consisting of service, interest, prior service cost, and net actuarial gain associated with the Retired Vice-President Bonus Plan was $0.2 million for fiscal 2019 and 2018. There was no defined benefit plan expense associated with the Retired Vice-President Bonus Plan for fiscal 2017. There were no benefits paid associated with the Retired Vice-President Bonus Plan for fiscal 2019, 2018, and 2017, respectively. The end-of-period benefit obligation associated with the Retired Vice-President Bonus Plan was $0.9 million as of March 31, 2019 and 2018, which are recorded as postretirement obligations within other long-term liabilities in the accompanying consolidated balance sheets.
Other comprehensive loss for fiscal 2019 includes unrecognized gross actuarial gain and prior service cost of $13.9 million, reduced by taxes of $3.6 million, that has not yet been recognized in net periodic pension cost for fiscal 2019 for the Retired Officers’ Bonus Plan, the Officer Medical Plan, and the Retired Vice-President Bonus Plan. Other comprehensive loss for fiscal 2018 includes unrecognized gross actuarial gain and prior service cost of $2.7 million, reduced by taxes of $1.0 million, that has not yet been recognized in net periodic pension cost for fiscal 2018 for the Retired Officers’ Bonus Plan, the Officer Medical Plan, and the Retired Vice-President Bonus Plan.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

The changes in the benefit obligation, plan assets, and funded status of the Officer Medical Plan were as follows:

	Fiscal Year Ended March 31,
	2019	2018	2017
Benefit obligation, beginning of the year	$126,886	$118,089	$114,008
Service cost	5,952	4,464	4,851
Interest cost	5,130	5,008	4,782
Net actuarial (gain) loss	(13,885)	2,744	(2,219)
Benefits paid	(3,742)	(3,419)	(3,333)
Benefit obligation, end of the year	$120,341	$126,886	$118,089
The net benefit obligation gain in fiscal 2019 was due mainly to the favorable medical cost experience in the past year as well as updates to demographic assumptions. The net benefit obligation loss in fiscal 2018 was due largely to a decrease in the discount rate and an updated outlook of higher future medical inflation offset by favorable medical cost experience in the past year. The net benefit obligation gain in fiscal 2017 was due to an increase in the discount rate as well as an update to mortality improvement assumptions.

	Fiscal Year Ended March 31,
Changes in plan assets	2019	2018	2017
Fair value of plan assets, beginning of the year	$—	$—	$—
Employer contributions	3,742	3,419	3,333
Benefits paid	(3,742)	(3,419)	(3,333)
Fair value of plan assets, end of the year	$—	$—	$—
As of March 31, 2019 and 2018, the unfunded status of the Officer Medical Plan was $120.2 million and $126.9 million, respectively, which is included in other long-term liabilities in the accompanying consolidated balance sheets.
Funded Status for Defined Benefit Plans
Generally, annual contributions are made at such times and in amounts as required by law and may, from time to time, exceed minimum funding requirements. The Retired Officers’ Bonus Plan and the Retired Vice-President Bonus Plan are unfunded plans and contributions are made as benefits are paid. As of March 31, 2019 and 2018, there were no plan assets for either the Retired Officers’ Bonus Plan or the Retired Vice-President Bonus Plan and therefore, the accumulated liability of $4.6 million and $4.7 million, respectively, is unfunded. The liability will be distributed in a lump-sum payment as each officer or vice-president retires.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

The expected future medical benefit payments and related contributions are as follows:

For the Fiscal Year Ending March 31,
2020	$3,688
2021	$4,013
2022	$4,403
2023	$5,231
2024	$5,743
2025 - 2029	$34,061
Long-term Disability Benefits
The Company offers medical and dental benefits to inactive employees (and their eligible dependents) on long-term disability. These benefits do not vary with an employee's years of service; therefore, the Company is required to accrue the costs of the benefits at the date the inactive employee becomes disability eligible and elects to participate in the benefit. The accrued cost for such benefits is calculated using an actuarial estimate. The accrued cost for these benefits was $11.6 million and $22.8 million at March 31, 2019 and 2018, respectively, and are presented in other long-term liabilities in the accompanying consolidated balance sheets.
During the third quarter of fiscal 2019, the long-term disability plan was amended to make Medicare the first payer of eligible medical benefits, with any excess benefits becoming the obligation of the Company. The amendment caused a re-measurement of the plan liability during the period resulting in a reduction of $11.2 million recorded in general and administrative expenses.
Deferred Compensation Plan
The Company established a non-qualified deferred compensation plan (the "Plan") for certain executives and other highly compensated employees that was effective in fiscal 2018. Pursuant to the Plan, participants are eligible to defer up to 100% of their incentive cash compensation on a tax deferred basis in excess of the IRS limits imposed on 401(k) plans. The assets of the plan are held in a consolidated trust and are subject to the claims of the Company's general creditors under federal and state laws in the event of insolvency. Consequently, the trust qualifies as a Rabbi trust for income tax purposes.
As of March 31, 2019, $3.2 million of plan investments and obligations were recorded in other long term assets and in other long term liabilities, respectively, in the condensed consolidated balance sheets, representing the fair value related to the deferred compensation plan. Adjustments to the fair value of the plan investments and obligations are recorded in operating expenses.

16. ACCUMULATED OTHER COMPREHENSIVE LOSS
All amounts recorded in other comprehensive loss are related to the Company's post-retirement plans and interest rate swaps designated as cash flow hedges. The following table shows the changes in accumulated other comprehensive income (loss), net of tax:

	Fiscal Year Ended March 31, 2019
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of year	$(20,955)	$5,849	$(15,106)
Other comprehensive income (loss) before reclassifications (1)	10,262	(6,945)	3,317
Amounts reclassified from accumulated other comprehensive loss	1,625	(1,026)	599
Net current-period other comprehensive income (loss)	11,887	(7,971)	3,916
End of year	$(9,068)	$(2,122)	(11,190)
(1) Changes in other comprehensive income (loss) before reclassification for derivatives designated as cash flow hedges are recorded net of tax benefits of $2.8 million for the fiscal year ended March 31, 2019.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

	Fiscal Year Ended March 31, 2018
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of year	$(17,077)	$—	$(17,077)
Other comprehensive income (loss) before reclassifications (2)	(1,698)	4,993	3,295
Amounts reclassified from accumulated other comprehensive loss	1,527	—	1,527
Net current-period other comprehensive income (loss)	(171)	4,993	4,822
Reclassification of AOCI due to the 2017 Tax Act (3)	(3,707)	856	(2,851)
End of year	$(20,955)	$5,849	$(15,106)
(2) Changes in other comprehensive income (loss) before reclassification for derivatives designated as cash flow hedges are recorded net of tax expenses of $2.9 million for the fiscal year ended March 31, 2018.
(3) The amount reclassified from accumulated other comprehensive income to retained earnings from the adoption of ASU 2018-02 in fiscal 2018.

	Fiscal Year Ended March 31, 2017
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of year	$(19,613)	$—	$(19,613)
Other comprehensive income (loss) before reclassifications	688	—	688
Amounts reclassified from accumulated other comprehensive loss	1,848	—	1,848
Net current-period other comprehensive income (loss)	2,536	—	2,536
End of year	$(17,077)	$—	$(17,077)

The following table presents the reclassifications out of accumulated other comprehensive loss to net income:

	March 31,
	2019	2018	2017
Amortization of net actuarial loss included in net periodic benefit cost (See Note 15)
Total before tax	$2,201	$2,387	$3,050
Tax benefit	(576)	(860)	(1,202)
Net of tax	$1,625	$1,527	$1,848

17. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	March 31,
	2019	2018
Deferred rent	$78,658	$79,913
Postretirement benefit obligations	124,925	131,526
Other (1)	27,069	29,382
Total other long-term liabilities	$230,652	$240,821

(1) Balances at March 31, 2019 and 2018 primarily include the Company's long-term disability obligation of $11.6 million and $22.8 million, respectively, contingent consideration related to the Company's business acquisition of an acquiree in the fourth quarter of fiscal 2017 of $1.2 million and $3.6 million, respectively and the long-term liability portion of the Company's

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

derivative instruments as noted in Note 13 for the comparative periods. See also Notes 15 and 20, respectively, to our consolidated financial statements.
18. STOCKHOLDERS’ EQUITY
Common Stock
Holders of Class A Common Stock are entitled to one vote for each share.
Each share of common stock is entitled to participate equally in dividends, when and if declared by the Board of Directors from time to time, such dividends and other distributions in cash, stock, or property from the Company’s assets or funds become legally available for such purposes subject to any dividend preferences that may be attributable to preferred stock that may be authorized. The Company’s ability to pay dividends to stockholders is limited as a practical matter by restrictions in the credit agreements governing the Senior Credit Facilities.
The authorized and unissued Class A Common Stock shares are available for future issuance upon share option exercises, without additional stockholder approval.
Employee Stock Purchase Plan
In connection with the Company’s initial public offering in November 2010, the Company established a tax qualified Employee Stock Purchase Plan, or ESPP, which is designed to enable eligible employees to periodically purchase shares of the Company’s Class A Common Stock up to an aggregate of 10,000,000 shares at a five percent discount from the fair market value of the Company’s common stock. The ESPP provides for quarterly offering periods, the first of which commenced on April 1, 2011. For the year ended March 31, 2019, 242,706 Class A Common Stock shares were purchased by employees under the ESPP. Since the program's inception, 2,431,993 shares have been purchased by employees.
Share Repurchase Program
On December 12, 2011, the Board of Directors approved a $30.0 million share repurchase program, to be funded from cash on hand. A special committee of the Board of Directors was appointed to evaluate market conditions and other relevant factors and initiate repurchases under the program from time to time. On January 27, 2015, January 25, 2017, November 2, 2017, and May 24, 2018, the Board of Directors approved increases to the share repurchase authorization to $180.0 million, $410.0 million, $610.0 million, and $910.0 million, respectively. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. During fiscal 2019, the Company purchased 5.1 million shares of the Company’s Class A Common Stock in a series of open market transactions for $239.8 million. During fiscal 2018, the Company purchased 7.2 million shares of the Company’s Class A Common Stock in a series of open market transactions for $257.6 million. As of March 31, 2019, the Company had $258.2 million remaining under the repurchase program.
Dividends
The following table summarizes the cash distributions recognized in the consolidated statement of cash flows:

	Fiscal Year Ended March 31,
	2019	2018	2017
Recurring dividends (1)	$114,234	$103,411	$92,925
Dividend equivalents (2)	280	951	2,254
Total distributions	$114,514	$104,362	$95,179

(1) Amounts represent recurring quarterly dividends that were declared and paid for during each quarter of fiscal 2019, 2018, and 2017.
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

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

19. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense recognized in the consolidated statements of operations:

	Fiscal Year Ended March 31,
	2019	2018	2017
Cost of revenue	$8,990	$7,771	$5,756
General and administrative expenses	22,285	15,547	15,493
Total	$31,275	$23,318	$21,249
The following table summarizes the total stock-based compensation expense recognized in the consolidated statements of operations by the following types of equity awards:

	Fiscal Year Ended March 31,
	2019	2018	2017
Equity Incentive Plan Options	$2,374	$2,036	$2,523
Restricted Stock Awards	28,901	21,282	18,726
Total	$31,275	$23,318	$21,249
As of March 31, 2019 and 2018, there was $27.8 million and $17.3 million, respectively, of total unrecognized compensation cost related to unvested stock-based compensation agreements. The unrecognized compensation cost as of March 31, 2019 is expected to be fully amortized over the next 5 years. Absent the effect of accelerating stock compensation cost for any departures of employees who may continue to vest in their equity awards, the following tables summarize the unrecognized compensation cost, the weighted average period the cost is expected to be amortized, and the estimated annual compensation cost for the future periods indicated below (excludes any future awards):

	Unrecognized Compensation Cost		Weighted Average Remaining Period to be Recognized
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Equity Incentive Plan Options	$3,501	$2,809	3.61	3.60
Restricted Stock Awards	24,259	14,512	1.75	1.87
Total	$27,760	$17,321

	Total Unrecognized Compensation Cost
	Total	2020	2021	2022	2023	2024
Equity Incentive Plan Options	$3,501	$1,766	$1,001	$541	$182	$11
Restricted Stock Awards	24,259	16,662	7,570	27	—	—
Total	$27,760	$18,428	$8,571	$568	$182	$11
Equity Incentive Plan
The Company's Equity Incentive Plan, or EIP, was adopted in connection with the Merger Agreement for employees and directors of Holding. The EIP was amended and restated in 2010 in connection with the Company’s initial public offering, and was again amended and restated on May 22, 2014. Awards under the EIP may be made in the form of stock options; stock purchase rights; restricted stock; restricted stock units; performance shares; performance units; stock appreciation rights; deferred share units; dividend equivalents; and other stock-based awards.
Stock Options

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

Stock options under the EIP are granted at the discretion of the Board of Directors or its Compensation Committee and expire ten years from the grant date. Stock options generally vest in equal installments over a five-year period subject to the grantee’s continued service on each applicable vesting. All options under the EIP are exercisable, upon vesting, for shares of Class A common stock of Holding. The following table summarizes options granted under the Amended and Restated Equity Incentive Plan, or EIP during fiscal 2019:

Grant Date	Options Granted	Estimated Fair Value per Option Grant	Total Fair Value
May 23, 2018	203,040	$9.36	$1,900
July 25, 2018	4,737	10.55	50
July 30, 2018	29,096	10.31	300
October 24, 2018	5,169	9.67	50
November 5, 2018	29,919	10.03	300
November 13, 2018	4,558	10.97	50
November 14, 2018	23,193	10.78	250
January 29, 2019	56,967	9.65	550
	356,679		$3,450
The aggregate grant date fair value of the EIP Options issued during fiscal 2019 and 2018, was $3.5 million and $3.7 million, respectively, and is being recorded as expense over the vesting period. The total fair value of EIP Options vested during fiscal 2019 and 2018 was $2.5 million and $2.7 million, respectively. The total intrinsic value of EIP options exercised during fiscal 2019 and 2018 was $47.2 million and $36.7 million, respectively. As of March 31, 2019 and 2018, there were 10,708,159 and 11,434,181 options, respectively, available for future grant under the EIP.
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
Grants of Class A Restricted Common Stock and Restricted Stock Units
During fiscal 2019, the Board of Directors granted an aggregate of 610,477 Restricted Stock Units with service-based and performance-based vesting conditions to existing officers and vice presidents of the Company, as well as to newly promoted and hired partners and vice presidents. A portion of these awards were issued in conjunction with the Annual Incentive Plan,

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

whereby a portion of the incentive payment was paid in the form of Restricted Stock Units. The awards issued to newly hired and promoted employees will vest over a three-year period subject to the employees' continued employment with the Company.
The Board of Directors also granted 44,420 shares of Class A Restricted Common Stock to members of the Board of Directors during fiscal 2019. These awards generally vest over one year.
The aggregate fair value of all awards issued during fiscal 2019 was $27.8 million and was based on the grant date stock price, which ranged from $41.28 to $51.82. This amount will be recognized in the accompanying consolidated statements of operations over the applicable vesting period of the awards.
The total fair value of restricted stock shares vested during fiscal 2019 and 2018 was $21.5 million and $26.7 million, respectively.
As permitted under the terms of the EIP, the Compensation Committee, as Administrator of the Plan, authorized the withholding of taxes not to exceed the minimum statutory withholding amount, through the surrender of shares of Class A common stock issuable upon the vesting or accelerated vesting of Restricted Stock. As a result of these transactions, the Company repurchased 198,231 shares and recorded them as treasury shares at a total cost of $10.2 million in fiscal 2019.
Methodology
The Company uses the Black-Scholes option-pricing model to determine the estimated fair value for stock-based awards. The fair value of the Company’s stock is based on the closing price on the New York Stock Exchange on the date of grant.
During fiscal 2019, the Company’s Board of Directors authorized and declared three quarterly cash dividends of $0.19 per share and one quarterly cash dividend of $0.23 per share. Therefore, an annualized dividend yield between 1.66% and 2.46% was used in the Black-Scholes option-pricing model for all grants issued during the fiscal year. The Company plans to continue paying recurring dividends in the near term and assessing its excess cash resources to determine the best way to utilize its excess cash flow to meet its objectives. One way the Company may utilize excess cash includes the payment of special dividends. The Company does not anticipate or forecast the payment of special dividends and therefore does not include special dividends in the annual dividend yield that the company uses to calculate the fair value of stock options, as the Company does not pay these special dividends on a regular basis.
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
The weighted average assumptions used in the Black-Scholes option-pricing model for stock option awards were as follows:

	For The Fiscal Year Ended March 31,
	2019	2018	2017
Dividend yield	2.01%	1.90%	1.94%
Expected volatility	25.83%	33.04%	29.65%
Risk-free interest rate	2.81%	1.81%	1.38%
Expected life (in years)	5.00	5.00	5.00
Weighted-average grant date fair value	$9.67	$9.35	$7.16

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

The following table summarizes unvested restricted stock activity for the periods presented:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested Restricted Stock Awards
Unvested at March 31, 2018	957,106	32.36
Granted	654,897	42.40
Vested	637,212	33.80
Forfeited	42,010	37.64
Unvested at March 31, 2019	932,781	38.19

The following table summarizes stock option activity for the periods presented:

	Number of Options	Weighted Average Exercise Price
Equity Incentive Plan Options
Options outstanding at March 31, 2018	2,799,954	$18.55	*
Granted	356,679	44.14
Forfeited	45,313	33.96
Expired	—	—
Exercised	1,019,965	11.88
Options outstanding at March 31, 2019	2,091,355	$25.83	*
* Reflects exercise price adjustment of $6.36 per grant for the $6.50 dividend per share issued on July 30, 2012.
The following table summarizes unvested stock options for the periods presented:

	Number of Options	Weighted Average Grant Date Fair Value
Equity Incentive Plan Options
Unvested at March 31, 2018	637,867	$7.68
Granted	356,679	9.67
Vested	340,620	7.24
Forfeited	45,313	8.47
Unvested at March 31, 2019	608,613	$9.04

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

The following table summarizes stock options outstanding at March 31, 2019:

Range of exercise prices	Stock Options Outstanding	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life	Intrinsic Value	Stock Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
				(In years)				(In years)
Equity Incentive Plan
$4.28 - $51.82	2,091,355	$25.83	(1)	5.64	$67,564	1,482,742	$20.58	4.49	$55,694
(1) Reflects exercise price adjustment of $6.36 per grant for the $6.50 dividend per share issued July 30, 2012.

20. FAIR VALUE MEASUREMENTS
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
A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The financial instruments measured at fair value in the accompanying consolidated balance sheets consist of the following:

	Recurring Fair Value Measurements as of March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Current derivative instruments (1)	$—	$1,790	$—	$1,790
Long-term derivative instruments (1)	—	614	—	614
Long-term deferred compensation costs (2)	3,169	—	—	3,169
Total Assets	$3,169	$2,404	$—	$5,573
Liabilities:
Contingent consideration liability (3)	$—	$—	$1,224	$1,224
Current derivative instruments (1)	—	929	—	929
Long-term derivative instruments (1)	—	4,347	—	4,347
Long-term deferred compensation costs (2)	3,169	—	—	3,169
Total Liabilities	$3,169	$5,276	$1,224	$9,669

	Recurring Fair Value Measurements as of March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Current derivative instruments (1)	$—	$700	$—	$700
Long-term derivative instruments (1)	—	7,225	—	7,225
Total Assets	$—	$7,925	$—	$7,925
Liabilities:
Contingent consideration liability (3)	$—	$—	$3,576	$3,576
Total liabilities	$—	$—	$3,576	$3,576

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

(1) The Company’s interest rate swaps are considered over-the-counter derivatives and fair value is estimated based on the present value of future cash flows using a model-derived valuation that uses Level 2 observable inputs such as interest rate yield curves. See Note 13 to our consolidated financial statements for further discussion on the Company’s derivative instruments designated as cash flow hedges.

(2) Investments in this category consist of primarily of mutual funds whose fair values are determined by reference to the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. These assets represent investments held in a consolidated trust to fund the Company's non-qualified deferred compensation plan and are recorded in other long-term assets and other long-term liabilities on our consolidated balance sheets.

(3) The Company recognized a contingent consideration liability of 3.6 million in connection with the acquisition of Aquilent in fiscal 2017. As of March 31, 2019 and 2018, the estimated fair value of the contingent consideration liability was $1.2 million and $3.6 million, respectively, and was valued using probability-weighted cash flows, which is based on the use of Level 3 fair value measurement inputs. The fair value of the contingent consideration decreased by $2.4 million as the Company finalized the indemnification payments to the selling shareholders. During the third quarter of fiscal 2019, the Company recorded the decrease of payments in other income as a result of the fair value change and the liability is recorded in other long-term liabilities in the consolidated balance sheet.

The fair value of the Company's cash and cash equivalents, which are primarily Level 1 inputs, approximated its carrying values at March 31, 2019 and 2018. The fair value of the Company's debt instruments approximated its carrying value at March 31, 2019 and 2018. The fair value of debt is determined using quoted prices or other market information obtained from recent trading activity of each debt tranche in markets that are not active (Level 2 inputs). The fair value is corroborated by prices derived from the interest rate spreads of recently completed leveraged loan transactions of a similar credit profile, industry, and terms to that of the Company. The fair value of Senior Notes is determined using quoted prices or other market information from recent trading activity in the high-yield bond market (Level 2 inputs).

21. RELATED-PARTY TRANSACTIONS
In March 2018, the Company supported the formation of the Booz Allen Foundation, a nonprofit corporation organized and operated exclusively for charitable, scientific and educational purposes within the meaning of Section 501(c)(3) of the Code. The Company is the sole member of the foundation, which gives it the authority to appoint two out of five of the Booz Allen Foundation’s directors and consent rights regarding certain extraordinary corporate actions approved by the Company's Board of Directors. The Company has made a binding and irrevocable pledge of $5.0 million to the Booz Allen Foundation, payable in installments, and recorded the pledge obligation in other current liabilities on the consolidated balance sheet of the Company in March 2017. As of March 31, 2019, the Company has satisfied the pledge obligation in full. The final two installment payments made to the Booz Allen Foundation in the third quarter of fiscal 2019 totaling $3.3 million are classified as operating activities in the consolidated statement of cash flows.
Two of our directors currently serve on the board of directors of a subcontractor to which the Company subcontracted $55.3 million of services for the year ended March 31, 2019.

22. COMMITMENTS AND CONTINGENCIES
Leases
The Company leases office space under noncancelable operating leases that expire at various dates through fiscal 2031. The terms for the facility leases generally provide for rental payments on a graduated scale, which are recognized on a straight-line basis over the terms of the leases, including reasonably assured renewal periods, from the time the Company controls the leased property. Sometimes lease payments include payments for insurance, maintenance, and property taxes. There are no purchase options on operating leases at terms favorable to market rents. Lease incentives are recorded as a deferred credit and recognized as a reduction to rent expense on a straight-line basis over the lease term. Rent expense was approximately $82.7 million, net of $0.6 million of sublease income, $81.2 million, net of $0.6 million of sublease income, and $81.6 million, net of $0.5 million of sublease income, for fiscal 2019, 2018, and 2017, respectively.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

Future minimum operating lease payments for noncancelable operating leases and future minimum income for noncancelable sublease rentals are summarized as follows:

For the Fiscal Year Ending March 31,	Operating Lease Payments	Operating Sublease Income
2020	$70,614	$129
2021	68,888	12
2022	58,325	5
2023	53,463	—
2024	46,222	—
Thereafter	125,399	—
	$422,911	$146
Rent expense is included in occupancy costs, a component of general and administrative expenses, as shown on the consolidated statements of operations, and includes rent, sublease income from third parties, real estate taxes, utilities, parking, security, repairs and maintenance, and storage costs.
Letters of Credit and Third-Party Guarantees
As of March 31, 2019 and 2018, the Company was contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that totaled $9.5 million and $6.3 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At March 31, 2019 and 2018, approximately $1.0 million and $1.4 million, respectively, of these instruments reduce the available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $15.0 million facility established in fiscal 2015 of which $6.5 million and $10.1 million, respectively, was available to the Company at March 31, 2019 and 2018.
Government Contracting Matters
For fiscal 2019, 2018, and 2017, approximately 96%, 97%, and 97%, respectively, of the Company’s revenue was generated from contracts where the end user was an agency or department of the U.S. government, including contracts where the Company performed in either as a prime contractor or subcontractor, and regardless of the geographic location in which the work was performed. U.S. government contracts and subcontracts are subject to extensive legal and regulatory requirements. From time to time and in the ordinary course of business, agencies of the U.S. government audit our contract costs and conduct inquiries and investigations of our business practices with respect to government contracts to determine whether the Company’s operations are conducted in accordance with these requirements and the terms of the relevant contracts. U.S. government agencies, including the Defense Contract Audit Agency, routinely audit our contract costs, including allocated indirect costs, for compliance with the Cost Accounting Standards and the Federal Acquisition Regulation. These agencies also conduct reviews and investigations and make inquiries regarding our accounting and other systems in connection with our performance and business practices with respect to our government contracts and subcontracts. U.S. government audits, inquiries, or investigations of the Company, whether related to the Company’s U.S. government contracts or subcontracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including withholding of payments, suspension of payments, repayments, fines, or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting. Management believes it has recorded the appropriate provision for any such audit, inquiry, or investigation of which it is aware. Management believes it has recorded the appropriate provision for the estimated losses that may be experienced from any such reductions and/or penalties. As of March 31, 2019 and 2018, the Company has recorded a liability of approximately $195.3 million and $168.6 million, respectively, for its current best estimate of amounts to be refunded to customers for potential adjustments from audits or reviews of contract costs incurred subsequent to fiscal year 2011, and for contracts not yet closed that are impacted by settlement of audits or reviews of contract costs incurred in prior fiscal years.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

Litigation
The Company is involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, management does not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on the Company’s financial condition and results of operations. As of March 31, 2019 and 2018, there were no material amounts accrued in the consolidated financial statements related to these proceedings.
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
As of March 31, 2019, the aggregate alleged damages that will be sought in the remaining suit is unknown. As of March 31, 2019, although the outcome of any of these cases is inherently uncertain and may be materially adverse, based on current information, management does not expect them to have a material adverse effect on our financial condition and results of operations.
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

23. BUSINESS SEGMENT INFORMATION
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

24. UNAUDITED QUARTERLY FINANCIAL DATA

	Fiscal 2019 Quarters
	First	Second	Third	Fourth
Revenue	$1,646,848	$1,613,997	$1,663,112	$1,780,080
Operating income	161,612	143,751	161,932	135,099
Income before income taxes	137,367	119,887	140,269	117,880
Net income	104,204	92,713	132,037	89,575
Earnings per common share:
Basic (1)	$0.72	$0.65	$0.92	$0.64
Diluted (1)	$0.72	$0.64	$0.92	$0.63

	Fiscal 2018 Quarters
	First	Second	Third	Fourth
Revenue	$1,523,010	$1,542,805	$1,470,709	$1,631,076
Operating income	126,665	132,889	128,473	131,696
Income before income taxes	106,777	110,593	106,499	106,167
Net income	70,612	73,647	74,927	82,506
Earnings per common share:
Basic (1)	$0.47	$0.50	$0.51	$0.57
Diluted (1)	$0.47	$0.49	$0.51	$0.56

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

(1) Earnings per share are computed independently for each of the quarters presented and therefore may not sum to the total for the fiscal year.

25. SUPPLEMENTAL FINANCIAL INFORMATION
The following schedule summarizes valuation and qualifying accounts for the periods presented:

	Fiscal Year Ended March 31,
	2019	2018	2017
Allowance for doubtful accounts:
Beginning balance	$77	$—	$656
Provision for doubtful accounts	11,882	706	(135)
Charges against allowance	(1,280)	(629)	(521)
Ending balance	$10,679	$77	$—
Tax valuation allowance
Beginning balance	(1,373)	—	—
Other adjustments	(1,480)	(1,373)	—
Ending balance	$(2,853)	(1,373)	—

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

26. SUBSEQUENT EVENTS
Interest Rate Swaps
Between April 2, 2019 and April 4, 2019, Booz Allen Hamilton entered into eight interest rate swap agreements with six different financial institutions to fix the LIBOR portion of the interest rate on outstanding debt under the Credit Agreement, as amended. Each swap has a notional amount of $50 million and fixes LIBOR at rates ranging from 2.2585% to 2.3075% with an effective date of April 30, 2019 and maturity dates of June 30, 2024 and June 30, 2025.
Delayed Draw Facility
On April 23, 2019, Booz Allen Hamilton drew down $400 million of the $400 million delayed draw Term Loan A available under the Company’s term loan facility. The Company did not incur any additional fees related to the borrowing of the loans. The Company expects that the proceeds will be used for general corporate purposes and other purposes not prohibited by the Credit Agreement.
Shares repurchased and withheld to cover taxes
The Company paid $6.3 million during the first quarter of fiscal 2020 for 108,617 shares of Class A Common Stock withheld to cover taxes related to Restricted Stock vesting during the fourth quarter of fiscal 2019 that had not settled in cash by March 31, 2019.
Dividend Declared
On May 28, 2019, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.23 per share. Payment of the dividend will be made on June 28, 2019 to stockholders of record at the close of business on June 14, 2019.
Share Repurchase Authorization
On May 23, 2019, the Board of Directors approved an increase to our share repurchase authorization from $910.0 million to up to $1,310.0 million. As of May 23, 2019, taking into effect the increase in the share repurchase authorization, the Company may repurchase up to approximately $658.2 million of additional shares of common stock under its share repurchase program.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective as of March 31, 2019.
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
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2019. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 framework). Based on this assessment, management has concluded that, as of March 31, 2019, our internal control over financial reporting was effective.
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

Report of Ernst & Young LLP,
Independent Registered Public Accounting Firm,
Regarding Internal Control over Financial Reporting

To the Shareholders and Board of Directors of
Booz Allen Hamilton Holding Corporation

Opinion on Internal Control over Financial Reporting
We have audited Booz Allen Hamilton Holding Corporation’s internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Booz Allen Hamilton Holding Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2019, and the related notes and our report dated May 28, 2019 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Tysons, Virginia
May 28, 2019

Item 9B.	Other Information.
On May 22, 2019, the Company’s compensation committee approved for the 2020 fiscal year certain changes to the incentive compensation opportunities for Horacio D. Rozanski, the Company’s President and Chief Executive Officer. Effective for fiscal year 2020, Mr. Rozanski’s target annual equity grant value will be increased from $4.0 million to $5.0 million. His base salary and target annual incentive opportunity will remain the same. The increase in target annual equity value has been granted in the form of performance-vesting restricted stock units.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information related to our directors is set forth under the caption “Election of Directors” of our Proxy Statement for our Annual Meeting of Stockholders scheduled for July 25, 2019 (the "2019 Proxy Statement"). Such information is incorporated herein by reference.
Information relating to our Executive Officers is included in Part I of this Annual Report under the caption “Executive Officers of the Registrant.”
Information relating to compliance with Section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2019 Proxy Statement. Such information is incorporated herein by reference.
Information related to our code of ethics is set forth under the caption “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2019 Proxy Statement. Such information is incorporated herein by reference.
Information relating to the Audit Committee and Board of Directors determinations concerning whether a member of the Audit Committee is a “financial expert” as that term is defined under Item 407(d)(5) of Regulation S-K is set forth under the caption “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2019 Proxy Statement. Such information is incorporated herein by reference.

Item 11.	Executive Compensation.
Information relating to this item is set forth under the captions “Compensation Discussion and Analysis,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report on Executive Compensation” of our 2019 Proxy Statement. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plans
The following table presents information concerning the securities authorized for issuance pursuant to our equity compensation plans as of March 31, 2019:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by securityholders	3,003,504	(1)	$25.83	10,708,159
Equity compensation plans not approved by securityholders	—		N/A	—
Total	3,003,504	(1)	$25.83	10,708,159

(1)
Column (a) includes: 912,149 shares that have been granted as restricted stock units (RSUs) and 2,091,355 shares granted as options under our equity compensation plans. The weighted average price in column (b) does not take into account shares issued pursuant to RSUs.

Information relating to the security ownership of certain beneficial owners and management is included in our 2019 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information relating to this item is set forth under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2019 Proxy Statement. Such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.
Information relating to this item is set forth under the caption “Independent Registered Public Accounting Firm Fees” of our 2019 Proxy Statement. Such information is incorporated herein by reference.

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

4.5	Description of Capital Stock*

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

10.5†
Amended and Restated Booz Allen Hamilton Holding Corporation Annual Incentive Plan (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report for the period ended September 30, 2014 on Form 10-Q (File No. 001-34972))

10.6†
Booz Allen Hamilton Holding Corporation Officers’ Retirement Plan (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report for the year ended March 31, 2018 on Form 10-K (File No. 001-34972))

10.7†	Officer’s Comprehensive Medical and Dental Choice Plans (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report for the year ended March 31, 2018 on Form 10-K (File No. 001-34972))

10.8†
Retired Officer’s Comprehensive Medical and Dental Choice Plans (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report for the year ended March 31, 2018 on Form 10-K (File No. 001-34972))

10.9†	Group Variable Universal Life Insurance (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report for the year ended March 31, 2015 on Form 10-K (File No. 001-34972))

10.10†	Group Personal Excess Liability Insurance*

10.11†	Officer Annual Performance Bonus Policy (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report for the year ended March 31, 2018 on Form 10-K (File No. 001-34972))

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

10.14†	Officer Transition Policy (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report for the year ended March 31, 2018 on Form 10-K (File No. 001-34972))

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

10.20†
Form of Restricted Stock Agreement under the Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report for the year ended March 31, 2014 on Form 10-K (File No. 001-34972))

10.21†
Form of Restricted Stock Unit Agreement under the Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report for the year ended March 31, 2014 on Form 10-K (File No. 001-34972))

10.22
Second Amendment to Credit Agreement, dated as of May 7, 2014, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC, SDI Technology Corporation, ASE, Inc. and Booz Allen Hamilton International, Inc., as Guarantors, Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Lender, and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2014 (File No. 001-34972))

10.23
Third Amendment to Credit Agreement, dated as of July 13, 2016, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC, SDI Technology Corporation, ASE, Inc. and Booz Allen Hamilton International, Inc., as Guarantors, Bank of America, N.A., as Administrative Agent, Collateral Agent and New Refinancing Tranche B Term Lender, and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 18, 2016 (File No. 001-34972))

10.24
Fourth Amendment to Credit Agreement, dated as of February 6, 2017, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC and SDI Technology Corporation, as Guarantors, Bank of America, N.A., as Administrative Agent, Collateral Agent and New Refinancing Tranche B Term Lender, and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2017 (File No. 001-34972))

10.25
Fifth Amendment to Credit Agreement, dated as of March 7, 2018, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC, SDI Technology Corporation, eGov Holdings, Inc. and Aquilent, Inc., as Guarantors, Bank of America, N.A., as Administrative Agent, Collateral Agent, Exchanging Lender and New Refinancing Tranche B Term Lender, and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 7, 2018 (File No. 001-34972))

10.26
Sixth Amendment to Credit Agreement, dated as of July 23, 2018, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC, SDI Technology Corporation, eGov Holdings, Inc. and Aquilent, Inc. as Guarantors, Bank of America, N.A., as Administrative Agent and Collateral Agent and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 24, 2018 (File No. 001-34972))

10.27
ISDA 2002 Master Agreement, by and between Booz Allen Hamilton Inc. and Bank of America, N.A., dated as of December 17, 2014 (the “Bank of America Master Agreement”), and the Amended and Restated Schedule to the Bank of America Master Agreement, dated as of February 6, 2017 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2017 (File No. 001-34972))

10.28
ISDA 2002 Master Agreement, by and between Booz Allen Hamilton Inc. and JPMorgan Chase Bank, N.A., dated as of December 17, 2014 (the “JPM Master Agreement”), and the Amended and Restated Schedule to the JPM Master Agreement, dated as of February 8, 2017 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 11, 2017 (File No. 001-34972))

10.29
ISDA 2002 Master Agreement, by and between Booz Allen Hamilton Inc. and Fifth Third Bank, dated as of December 16, 2014 (the “Fifth Third Master Agreement”), and the Amended and Restated Schedule to the Fifth Third Master Agreement, dated as of February 7, 2017 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 11, 2017 (File No. 001-34972))

10.30
ISDA Master Agreement, by and between Booz Allen Hamilton Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. dated as of January 13, 2015 (the “Bank of Tokyo-Mitsubishi Master Agreement”), and the Amendment to the Bank of Tokyo-Mitsubishi Master Agreement, dated as of April 18, 2017 (including the Schedule thereto) (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 31, 2017 (File No. 001-34972))

10.31
ISDA Master Agreement, by and between Booz Allen Hamilton Inc. and Barclays Bank Plc, dated as of December 11, 2014 (the “Barclays Master Agreement”), and the Amendment to the Barclays Master Agreement, dated as of May 18, 2017 (including the Amended and Restated Schedule thereto) (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 31, 2017 (File No. 001-34972))

10.32
ISDA Master Agreement, by and between Booz Allen Hamilton Inc. and Wells Fargo Bank, N.A., dated as of February 13, 2017 (the “Wells Fargo Master Agreement”), including the Schedule thereto (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 31, 2017 (File No. 001-34972))

10.33
ISDA Master Agreement, by and between Booz Allen Hamilton Inc. and SMBC Capital Markets, Inc., dated as of December 11, 2014, and the Amended and Restated Schedule thereto, dated as of February 6, 2017 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 1, 2018 (File No. 001-34972))

10.34
ISDA Master Agreement, by and between Booz Allen Hamilton Inc. and SunTrust Bank, dated as of April 10, 2017, including the Schedule thereto (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 1, 2018 (File No. 001-34972))

10.35
ISDA Master Agreement, by and between Booz Allen Hamilton Inc. and U.S. Bank National Association, dated as of September 26, 2018, including the Schedule thereto (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on November 1, 2018 (File No. 001-34972))

10.36
ISDA Master Agreement, by and between Booz Allen Hamilton Inc. and Capital One, National Association, dated as of March 27, 2019, including the Schedule thereto (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 8, 2019 (File No. 001-34972))

10.37
ISDA Master Agreement, by and between Booz Allen Hamilton Inc. and PNC Bank, National Association, dated as of December 11, 2018, including the Schedule thereto (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 8, 2019 (File No. 001-34972))

10.38
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and Bank of America, N.A., dated as of April 6, 2017 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 11, 2017 (File No. 001-34972))

10.39
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and JPMorgan Chase Bank, N.A., dated as of April 6, 2017 (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 11, 2017 (File No. 001-34972))

10.40
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and Fifth Third Bank, dated as of April 6, 2017 (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 11, 2017 (File No. 001-34972))

10.41
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., dated as of May 26, 2017 (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on May 31, 2017 (File No. 001-34972))

10.42
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and Barclays Bank Plc, dated as of May 30, 2017 (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on May 31, 2017 (File No. 001-34972))

10.43
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and Wells Fargo Bank, N.A., dated as of May 25, 2017 (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on May 31, 2017 (File No. 001-34972))

10.44
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and SMBC Capital Markets, Inc., dated as of October 29, 2018 (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on November 1, 2018 (File No. 001-34972))

10.45
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and SunTrust Bank, dated as of October 29, 2018 (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on November 1, 2018 (File No. 001-34972))

10.46
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and U.S. Bank National Association, dated as of October 29, 2018 (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on November 1, 2018 (File No. 001-34972))

10.47
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and Capital One, National Association, dated as of April 4, 2019 (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on April 8, 2019 (File No. 001-34972))

10.48
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and Fifth Third Bank, dated as of April 2, 2019 (Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on April 8, 2019 (File No. 001-34972))

10.49
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and Capital One, National Association, dated as of April 4, 2019 (Incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed on April 8, 2019 (File No. 001-34972))

10.50
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and PNC Bank, National Association, dated as of April 2, 2019 (Incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K filed on April 8, 2019 (File No. 001-34972))

10.51
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and SMBC Capital Markets, Inc., dated as of April 2, 2019 (Incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K filed on April 8, 2019 (File No. 001-34972))

10.52
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and Bank of America, N.A., dated as of April 3, 2019 (Incorporated by reference to Exhibit 10.12 to the Company's Current Report on Form 8-K filed on April 8, 2019 (File No. 001-34972))

10.53
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and U.S. Bank National Association, dated as of April 2, 2019 (Incorporated by reference to Exhibit 10.13 to the Company's Current Report on Form 8-K filed on April 8, 2019 (File No. 001-34972))

10.54
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and Fifth Third Bank, dated as of April 2, 2019 (Incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K filed on April 8, 2019 (File No. 001-34972))

10.55
Assumption Agreement, dated as of April 14, 2017, by eGov Holdings, Inc. and Aquilent, Inc. in favor of Bank of America, N.A., as collateral agent for the banks and other financial institutions or entities party to the Credit Agreement, as amended (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report for the period ended June 30, 2017 on Form 10-Q (File No. 001-34972))

10.56†
Booz Allen Hamilton Inc. Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report for the period ended December 31, 2018 on Form 10-Q (File No. 001-34972))

10.57†
Form of Restricted Stock Unit Agreement under the Second Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.38 to the Company’s Annual Report for the year ended March 31, 2017 on Form 10-K (File No. 001-34972))

10.58	Form of Restricted Stock Unit Agreement under the Second Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation*

10.59†	Form of Stock Option Agreement under the Second Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation*

10.60†	Form of Performance Restricted Stock Unit Agreement under the Second Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation*

10.61†
Form of Restricted Stock Agreement for Directors under the Second Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.44 to the Company’s Annual Report for the year ended March 31, 2018 on Form 10-K (File No. 001-34972))

10.62†	Officer Perquisites Policy (Incorporated by reference to Exhibit 10.45 to the Company’s Annual Report for the year ended March 31, 2018 on Form 10-K (File No. 001-34972))

21	Subsidiaries of the registrant*

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)*

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)*

101
The following materials from Booz Allen Hamilton Holding Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2019 and 2018; (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2019, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2019, 2018 and 2017; (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2019, 2018 and 2017; (v) Consolidated Statements of Stockholders' Equity for the fiscal years ended March 31, 2019, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements.

___________________________________

*	Filed electronically herewith.

†	Management contract or compensatory arrangement.

Item 16.	Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of May, 2019.

BOOZ ALLEN HAMILTON HOLDING CORPORATION (Registrant)

By:	/s/ Horacio D. Rozanski
Name: Horacio D. Rozanski
Title: President and Chief Executive Officer
SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Horacio D. Rozanski	President, Chief Executive Officer and Director (Principal Executive Officer)	May 28, 2019
Horacio D. Rozanski

/s/ Lloyd W. Howell, Jr.	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	May 28, 2019
Lloyd W. Howell, Jr.

/s/ Laura S. Adams	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	May 28, 2019
Laura S. Adams

/s/ Ralph W. Shrader	Chairman of the Board	May 28, 2019
Ralph W. Shrader

/s/ Joan Lordi C. Amble	Director	May 28, 2019
Joan Lordi C. Amble

/s/ Melody C. Barnes	Director	May 28, 2019
Melody C. Barnes

/s/ Peter Clare	Director	May 28, 2019
Peter Clare

/s/ Michèle A. Flournoy	Director	May 28, 2019
Michèle A. Flournoy

/s/ Ian Fujiyama	Director	May 28, 2019
Ian Fujiyama

/s/ Mark E. Gaumond	Director	May 28, 2019
Mark E. Gaumond

/s/ Ellen Jewett	Director	May 28, 2019
Ellen Jewett

/s/ Arthur E. Johnson	Director	May 28, 2019
Arthur E. Johnson

/s/ Gretchen W. McClain	Director	May 28, 2019
Gretchen W. McClain

/s/ Charles O. Rossotti	Director	May 28, 2019
Charles O. Rossotti