Form 10-Q
period 2019-06-30
Booz Allen Hamilton Holding Corp
filed 2019-07-29
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
 ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of July 24, 2019
Class A Common Stock	140,218,115
Class B Non-Voting Common Stock	—
Class C Restricted Common Stock	—
Class E Special Voting Common Stock	—

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	March 31, 2019
	(Unaudited)
	(Amounts in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$649,100	$283,990
Accounts receivable, net of allowance	1,407,716	1,330,364
Prepaid expenses and other current assets	59,583	84,986
Total current assets	2,116,399	1,699,340
Property and equipment, net of accumulated depreciation	177,837	172,453
Operating lease right-of-use assets	257,310	—
Intangible assets, net of accumulated amortization	291,629	287,051
Goodwill	1,581,160	1,581,160
Other long-term assets	89,315	91,837
Total assets	$4,513,650	$3,831,841
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$77,924	$57,924
Accounts payable and other accrued expenses	674,508	664,948
Accrued compensation and benefits	251,093	325,553
Operating lease liabilities	29,789	—
Other current liabilities	178,200	130,814
Total current liabilities	1,211,514	1,179,239
Long-term debt, net of current portion	2,063,321	1,701,837
Operating lease liabilities, net of current portion	287,979	—
Other long-term liabilities	202,013	275,399
Total liabilities	3,764,827	3,156,475
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock, Class A — $0.01 par value — authorized, 600,000,000 shares; issued, 160,244,219 shares at June 30, 2019 and 159,924,825 shares at March 31, 2019; outstanding, 140,218,119 shares at June 30, 2019 and 140,027,853 shares at March 31, 2019	1,602	1,599
Treasury stock, at cost — 20,026,100 shares at June 30, 2019 and 19,896,972 shares at March 31, 2019	(719,736)	(711,450)
Additional paid-in capital	413,293	401,596
Retained earnings	1,079,785	994,811
Accumulated other comprehensive loss	(26,121)	(11,190)
Total stockholders’ equity	748,823	675,366
Total liabilities and stockholders’ equity	$4,513,650	$3,831,841
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,
	2019	2018
	(Amounts in thousands, except per share data)
Revenue	$1,825,176	$1,646,848
Operating costs and expenses:
Cost of revenue	840,654	785,812
Billable expenses	551,175	477,435
General and administrative expenses	234,280	205,836
Depreciation and amortization	20,021	16,153
Total operating costs and expenses	1,646,130	1,485,236
Operating income	179,046	161,612
Interest expense	(25,187)	(23,074)
Other income (expense), net	1,971	(1,171)
Income before income taxes	155,830	137,367
Income tax expense	38,444	33,163
Net income	$117,386	$104,204
Earnings per common share (Note 4):
Basic	$0.83	$0.72
Diluted	$0.83	$0.72

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,
	2019	2018
	(Amounts in thousands)
Net income	$117,386	$104,204
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on derivatives designated as cash flow hedges	(14,965)	1,920
Change in postretirement plan costs	34	407
Total other comprehensive income (loss), net of tax	(14,931)	2,327
Comprehensive income	$102,455	$106,531

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,
	2019	2018
	(Amounts in thousands)
Cash flows from operating activities
Net income	$117,386	$104,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,021	16,153
Noncash lease expense	13,970	—
Stock-based compensation expense	6,444	6,115
Amortization of debt issuance costs	1,219	1,360
Losses on dispositions	23	401
Changes in assets and liabilities:
Accounts receivable, net of allowance	(77,352)	(141,516)
Deferred income taxes and income taxes receivable / payable	42,342	20,781
Prepaid expenses and other current assets	(15,540)	(15,320)
Other long-term assets	623	(1,703)
Accrued compensation and benefits	(70,845)	(38,144)
Accounts payable and other accrued expenses	29,129	28,322
Accrued interest	(2,361)	(2,613)
Other current liabilities	(964)	(4,967)
Operating lease liabilities	(15,232)	—
Other long-term liabilities	2,120	(110)
Net cash provided by (used in) operating activities	50,983	(27,037)
Cash flows from investing activities
Purchases of property, equipment, and software	(27,336)	(20,465)
Payments for business acquisitions, net of cash acquired	—	(20)
Net cash used in investing activities	(27,336)	(20,485)
Cash flows from financing activities
Proceeds from issuance of common stock	3,378	2,585
Stock option exercises	2,155	5,265
Repurchases of common stock	(12,178)	(53,845)
Cash dividends paid	(32,412)	(27,442)
Dividend equivalents paid to option holders	—	(267)
Repayment of debt	(19,480)	(75,775)
Proceeds from debt issuance	400,000	60,000
Payment on contingent liabilities from acquisition	—	(234)
Net cash provided by (used in) financing activities	341,463	(89,713)
Net increase (decrease) in cash and cash equivalents	365,110	(137,235)
Cash and cash equivalents––beginning of period	283,990	286,958
Cash and cash equivalents––end of period	$649,100	$149,723
Supplemental disclosures of cash flow information
Net cash paid (refund) during the period for:
Interest	$26,726	$23,938
Income taxes	$(4,238)	$11,475
Supplemental disclosures of non-cash investing and financing activities
Share repurchases transacted but not settled and paid	$2,423	$3,365
Noncash financing activities	$2,682	$3,216
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands, except share data)	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2019	159,924,825	$1,599	(19,896,972)	$(711,450)	$401,596	$994,811	$(11,190)	$675,366
Issuance of common stock	158,092	2	—	—	3,376	—	—	3,378
Stock options exercised	161,302	1	—	—	2,154	—	—	2,155
Repurchase of common stock (1)	—	—	(129,128)	(8,286)	—	—	—	(8,286)
Recognition of liability related to future stock exercises	—	—	—	—	(277)	—	—	(277)
Net income	—	—	—	—	—	117,386	—	117,386
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(14,931)	(14,931)
Dividends paid of $0.23 per common share	—	—	—	—	—	(32,412)	—	(32,412)
Stock-based compensation expense	—	—	—	—	6,444	—	—	6,444
Balance at June 30, 2019	160,244,219	$1,602	(20,026,100)	$(719,736)	$413,293	$1,079,785	$(26,121)	$748,823

Balance at March 31, 2018	158,028,673	$1,580	(14,582,134)	$(461,457)	$346,958	$690,516	$(15,106)	$562,491
Issuance of common stock	320,275	4	—	—	2,581	—	—	2,585
Stock options exercised	445,067	4	—	—	5,261	—	—	5,265
Repurchase of common stock (2)	—	—	(1,089,945)	(48,064)	—	—	—	(48,064)
Net income	—	—	—	—	—	104,204	—	104,204
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	2,327	2,327
Dividends paid of $0.19 per common share	—	—	—	—	—	(27,442)	—	(27,442)
Stock-based compensation expense	—	—	—	—	6,115	—	—	6,115
Balance at June 30, 2018	158,794,015	$1,588	(15,672,079)	$(509,521)	$360,915	$767,278	$(12,779)	$607,481
(1) During the first quarter of fiscal 2020, the Company purchased 93.0 thousand shares of the Company’s Class A Common Stock in a series of open market transactions for $5.9 million. Additionally, the Company repurchased shares during the first quarter of fiscal 2020 to cover the minimum statutory withholding taxes on restricted stock awards and restricted stock units that vested on June 30, 2019.
(2) During the first quarter of fiscal 2019, the Company purchased 1.0 million shares of the Company’s Class A Common Stock in a series of open market transactions for $44.2 million. Additionally, the Company repurchased shares during the first quarter of fiscal 2019 to cover the minimum statutory withholding taxes on restricted stock awards and restricted stock units that vested on June 30, 2018.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
1. BUSINESS OVERVIEW
Organization
Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or the Company, we, us, and our, was incorporated in Delaware in May 2008. The Company provides management and technology consulting, analytics, engineering, digital solutions, mission operations, and cyber expertise to U.S. and international governments, major corporations, and not-for-profit organizations. The Company reports operating results and financial data in one reportable segment. The Company is headquartered in McLean, Virginia, with approximately 26,400 employees as of June 30, 2019.
2. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, or SEC, and should be read in conjunction with the information contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2019. The interim period unaudited condensed consolidated financial statements are presented as described below. Certain information and disclosures normally required for annual financial statements have been condensed or omitted pursuant to GAAP and SEC rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation of the results of the interim period presented have been included. The Company’s fiscal year ends on March 31 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31. The results of operations for the three months ended June 30, 2019 are not necessarily indicative of results to be expected for the full fiscal year.
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
Effective April 1, 2019, the Company adopted Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), using the modified retrospective transition approach and, as a result, comparative information for the prior fiscal year has not been retrospectively adjusted.
Certain amounts reported in the Company's prior year condensed consolidated financial statements have been reclassified to conform to the current year presentation.
Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Areas of the financial statements where estimates may have the most significant effect include contractual and regulatory reserves, valuation and lives of tangible and intangible assets, contingent consideration related to business acquisitions, impairment of long-lived assets, accrued liabilities, revenue recognition, including the accrual of indirect costs, bonus and other incentive compensation, lease incremental borrowing rates, stock-based compensation, reserves for tax benefits and valuation allowances on deferred tax assets, provisions for income taxes, postretirement obligations, certain deferred costs, collectability of receivables, and loss accruals for litigation. Actual results experienced by the Company may differ materially from management's estimates.
Recently Adopted Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability of accounting for lease transactions. The new leasing standard requires lessees to recognize lease assets and lease liabilities on their balance sheet for all leases with a lease term greater than 12 months. Topic 842 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB provided an alternative transition method of adoption through ASU No. 2018-11, Targeted Improvements, which permits the recognition of a cumulative-effect adjustment to retained earnings on the date of adoption.
The Company adopted the standard on April 1, 2019 using the modified retrospective transition approach provided by ASU 2018-11, and, as a result, did not recast comparative prior period information. In addition, the Company elected certain practical expedients permitted under Topic 842, including the option not to apply lease recognition for short-term leases; an election to not separate lease from non-lease components; and a package of practical expedients such that, upon the initial adoption of Topic 842, the Company did not reassess whether expired or existing contracts contain leases, nor did the Company reassess the lease classification for expired or existing leases. The Company did not elect the practical expedient to use hindsight in determining the lease term and in assessing impairment of right-of-use (ROU) assets.
Upon the adoption of Topic 842, the Company recognized right-of-use assets of $268.8 million and lease liabilities of $330.6 million on the condensed consolidated balance sheets, inclusive of required conforming balance sheet reclassifications pertaining to accounts such as deferred rent, tenant allowances, and lease receivables. As required under Topic 842 transition guidance, the lease liabilities recognized were measured at the present value of remaining minimum rental payments pursuant to Topic 840 which include executory costs.
The impact to the condensed consolidated balance sheet at April 1 for the adoption of Topic 842 is as follows:

	Balance at March 31, 2019	Adoption adjustments for Topic 842	Balance at April 1, 2019
Current assets:
Prepaid expenses and other current assets	$84,986	$(27,515)	$57,471

Non-current assets:
Operating lease right-of-use assets	$—	$268,840	$268,840
Other long-term assets	91,837	(4,619)	87,218

Current liabilities:
Accounts payable and other accrued expenses	$664,948	$(15,197)	$649,751
Operating lease liabilities	—	34,645	34,645

Non-current liabilities:
Operating lease liabilities, net of current portion	$—	$295,915	$295,915
Other long-term liabilities	275,399	(78,657)	196,742

Further, at the adoption of Topic 842, the Company recognized a deferred tax liability corresponding to the operating lease right-of-use assets of $69 million and a deferred tax asset corresponding to the operating lease liabilities of $93 million, inclusive of a decrease to deferred tax assets for the deferred rent and tenant allowances of $24 million as of March 31, 2019. There was no cumulative impact to retained earnings and the April 1, 2019 adoption of Topic 842 did not have a material impact to either of the condensed consolidated statements of operations or cash flows.
In March 2019, the SEC issued Final Rule Release No. 33-10618, FAST Act Modernization and Simplification of Regulation S-K, amending certain disclosure requirements in Regulation S-K, with the intent of improving the readability of filed documents and simplifying registrants' compliance efforts. The Company adopted certain aspects of this final rule in the fourth quarter of fiscal 2019 which did not have a material impact on the condensed consolidated financial statements. Other aspects not yet adopted are still being evaluated but are not expected to be material.
In August 2018, the SEC issued Final Rule Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. This analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The amendments became effective on November 5, 2018; however the SEC allows the filer’s first presentation of the changes in stockholders’ equity to be included in its Form 10-Q for the quarter that begins after the effective date of the amendments. Accordingly, the Company has first presented the condensed consolidated statement of stockholders' equity in the Form 10-Q in the first quarter of fiscal 2020. The Company's adoption of this final rule did not have a material effect on the condensed consolidated financial statements.

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
Other accounting and reporting pronouncements issued after June 30, 2019 and through the filing date are not expected to have a material impact on the Company's condensed consolidated financial statements.

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
Contract Estimates
Many of our contracts recognize revenue under a contract cost-based input method and require an Estimate-at-Completion (EAC) process, which management uses to review and monitor the progress towards the completion of our performance obligations. Under this process, management considers various inputs and assumptions related to the EAC, including, but not limited to, progress towards completion, labor costs and productivity, material and subcontractor costs, and identified risks. Estimating the total cost at completion of performance obligations is subjective and requires management to make assumptions about future activity and cost drivers under the contract. Changes in these estimates can occur for a variety of reasons and, if significant, may impact the profitability of the Company’s contracts. Changes in estimates related to contracts accounted for under the EAC process are recognized on a cumulative catch-up basis in the period when such changes are determinable and reasonable estimable. If the estimate of contract profitability indicates an anticipated loss on a contract, the Company recognizes the total loss at the time it is identified. For each of the three months ended June 30, 2019 and 2018, the aggregate impact of adjustments in contract estimates was not material.
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

The table below presents the total revenue for each type of contract:

	Three Months Ended June 30,
	2019		2018
Cost-reimbursable	$1,026,593	56%	$859,884	52%
Time-and-materials	420,595	23%	405,584	25%
Fixed-price	377,988	21%	381,380	23%
Total Revenue	$1,825,176	100%	$1,646,848	100%
Revenue by Customer Type:

	Three Months Ended June 30,
	2019		2018
U.S. government:
Defense Clients	$858,936	47%	$757,982	46%
Intelligence Clients	419,067	23%	397,480	24%
Civil Clients	492,033	27%	435,526	27%
Total U.S. government	1,770,036	97%	1,590,988	97%
Global Commercial Clients	55,140	3%	55,860	3%
Total Revenue	$1,825,176	100%	$1,646,848	100%
Revenue by Whether the Company Acts as a Prime Contractor or a Sub-Contractor:

	Three Months Ended June 30,
	2019		2018
Prime Contractor	$1,673,429	92%	$1,507,182	92%
Sub-contractor	151,747	8%	139,666	8%
Total Revenue	$1,825,176	100%	$1,646,848	100%

Performance Obligations
Remaining performance obligations represent the transaction price of exercised contracts for which work has not yet been performed, irrespective of whether funding has or has not been authorized and appropriated as of the date of exercise. Remaining performance obligations do not include negotiated but unexercised options or the unfunded value of expired contracts.
As of June 30, 2019 and March 31, 2019, the Company had $6.2 billion and $5.8 billion, respectively, of remaining performance obligations and we expect to recognize more than half of the remaining performance obligations as revenue over the next 12 months, and approximately three quarters over the next 24 months. The remainder is expected to be recognized thereafter.
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
The following table summarizes the contract balances recognized on the Company’s condensed consolidated balance sheets:

	June 30, 2019	March 31, 2019
Contract assets:
Current	$889,744	$846,372
Long-term	61,575	61,391
Total	$951,319	$907,763
Contract liabilities:
Advance payments, billings in excess of costs incurred and deferred revenue	$20,821	$21,316

Changes in contract assets and contract liabilities are primarily due to the timing difference between the Company’s performance of services and payments from customers. For the three months ended June 30, 2019 and 2018, we recognized revenue of $16.7 million and $19.8 million, respectively, related to our contract liabilities on April 1, 2019 and 2018, respectively. To determine revenue recognized from contract liabilities during the reporting periods, the Company allocates revenue to individual contract liability balances and applies revenue recognized during the reporting periods first to the beginning balances of contract liabilities until the revenue exceeds the balances.

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
The Company currently has outstanding shares of Class A Common Stock. Unvested Class A Restricted Common Stock holders are entitled to participate in non-forfeitable dividends or other distributions. These unvested restricted shares participated in the Company's dividends declared and were paid in the first quarter of fiscal 2020 and 2019. As such, EPS is calculated using the two-class method whereby earnings are reduced by distributed earnings as well as any available undistributed earnings allocable to holders of unvested restricted shares. A reconciliation of the income used to compute basic and diluted EPS for the periods presented are as follows:

	Three Months Ended June 30,
	2019	2018
Earnings for basic computations (1)	$116,766	$103,572
Weighted-average common shares outstanding for basic computations	140,004,627	143,273,387
Earnings for diluted computations (1)	$116,770	$103,576
Dilutive stock options and restricted stock	1,124,674	1,420,186
Weighted-average common shares outstanding for diluted computations	141,129,301	144,693,573
Earnings per common share
Basic	$0.83	$0.72
Diluted	$0.83	$0.72
(1) During the three months ended June 30, 2019 and 2018, approximately 0.7 million and 0.9 million participating securities, respectively, were paid dividends totaling $0.2 million and $0.2 million, respectively. For the three months ended June 30, 2019 and 2018, there were undistributed earnings of $0.4 million and $0.5 million, respectively, allocated to the participating class of securities in both basic and diluted EPS. The allocated undistributed earnings and the dividends paid comprise the difference between net income presented on the condensed consolidated statements of operations and earnings for basic and diluted computations for the three months ended June 30, 2019 and 2018.
The EPS calculation for the three months ended June 30, 2019 and 2018 excludes 0.1 million and 0.1 million options, respectively, as their impact was anti-dilutive.

5. ACCOUNTS RECEIVABLE, NET OF ALLOWANCE
Accounts receivable, net of allowance consisted of the following:

	June 30, 2019	March 31, 2019
Current assets
Accounts receivable–billed	$530,678	$494,671
Accounts receivable–unbilled	889,744	846,372
Allowance for doubtful accounts	(12,706)	(10,679)
Accounts receivable, net of allowance	1,407,716	1,330,364
Other long-term assets
Accounts receivable–unbilled	61,575	61,391
Total accounts receivable, net	$1,469,291	$1,391,755

Unbilled amounts represent revenues for which billings have not been presented to customers at quarter-end or year-end. These amounts are generally billed and collected within one year subject to various conditions including, without limitation, appropriated and available funding. Long-term unbilled receivables not anticipated to be billed and collected within one year, which are primarily related to retainage, holdbacks, and long-term rate settlements to be billed at contract closeout, are included in other long-term assets in the accompanying condensed consolidated balance sheets. The Company recognized a provision for doubtful accounts (including certain unbilled reserves) of $0.8 million and $0.04 million for the three months ended June 30, 2019 and 2018, respectively.
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
6. ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES
Accounts payable and other accrued expenses consisted of the following:

	June 30, 2019	March 31, 2019
Vendor payables	$409,292	$417,648
Accrued expenses	265,216	247,300
Total accounts payable and other accrued expenses	$674,508	$664,948

Accrued expenses consisted primarily of the Company’s reserve related to potential cost disallowance in conjunction with government audits. Refer to Note 18 for further discussion of this reserve.

7. ACCRUED COMPENSATION AND BENEFITS
Accrued compensation and benefits consisted of the following:

	June 30, 2019	March 31, 2019
Bonus	$25,961	$117,604
Retirement	54,518	37,678
Vacation	147,764	141,953
Other	22,850	28,318
Total accrued compensation and benefits	$251,093	$325,553

8. DEBT
Debt consisted of the following:

	June 30, 2019		March 31, 2019
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Term Loan A	3.90%	$1,419,219	4.00%	$1,037,713
Term Loan B	4.40%	390,063	4.50%	391,050
Senior Notes	5.13%	350,000	5.13%	350,000
Less: Unamortized debt issuance costs and discount on debt		(18,037)		(19,002)
Total		2,141,245		1,759,761
Less: Current portion of long-term debt		(77,924)		(57,924)
Long-term debt, net of current portion		$2,063,321		$1,701,837

Term Loans and Revolving Credit Facility
On July 23, 2018 (the "Amendment Effective Date"), Booz Allen Hamilton Inc. ("Booz Allen Hamilton") and Booz Allen Hamilton Investor Corporation ("Investor"), and certain wholly-owned subsidiaries of Booz Allen Hamilton, entered into the Sixth Amendment (the "Sixth Amendment") to the Credit Agreement (as amended, the "Credit Agreement"), dated as of July 31, 2012 among Booz Allen Hamilton, Investor, certain wholly-owned subsidiaries of Booz Allen Hamilton and Bank of America, N.A., as Administrative Agent, and Collateral Agent and the other lenders and financial institutions from time to time party thereto (as previously amended by the First Amendment to the Credit Agreement, dated as of August 16, 2013, the Second Amendment to Credit Agreement, dated as of May 7, 2014, the Third Amendment to the Credit Agreement, dated as of July 13, 2016, the Fourth Amendment to the Credit Agreement, dated as of February 6, 2017, and the Fifth Amendment to the Credit Agreement, dated as of March 7, 2018). The Sixth Amendment provided for a delayed draw (the "Delayed Draw Facility") on the tranche A term loan ("Term Loan A") facility in the amount of up to $400.0 million and extended the maturity of the Term Loan A and the revolving credit facility (the "Revolving Credit Facility") to July 2023. Additionally, the Sixth Amendment reduced the interest rate spread applicable to the Term Loan A and the Revolving Credit Facility from a range of 1.50% to 2.25% to a range of 1.25% to 2.00% based on consolidated net total leverage. The interest rate applicable to the Term Loan B ("Term Loan B" and, together with Term Loan A, the "Term Loans") remained unchanged.
Prior to the Sixth Amendment, approximately $1,079.5 million was outstanding under Term Loan A. Pursuant to the Sixth Amendment, certain lenders converted their existing Term Loan A loans into a new tranche of Term Loan A loans in an aggregate amount, along with Term Loan A loans advanced by certain new lenders, of approximately $1,479.5 million, $400.0 million of which was available as the Delayed Draw Facility. On April 23, 2019, Booz Allen Hamilton drew down $400 million of the Delayed Draw Facility, the proceeds of which are expected to be used for general corporate purposes and other purposes not prohibited by the Credit Agreement.
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
As of June 30, 2019, the Credit Agreement provided Booz Allen Hamilton with a $1,419.2 million Term Loan A, a $390.1 million Term Loan B, and $500.0 million in New Revolving Commitments with a sub-limit for letters of credit of $100.0 million. As of June 30, 2019, the maturity date of Term Loan A and the termination date for the Revolving Credit Facility was July 23, 2023 and the maturity date of Term Loan B was June 30, 2023. Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement are secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor, and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement and related documentation. Subject to specified conditions, without the consent of the then-existing lenders (but subject to the receipt of commitments), the Term Loans or New Revolving Credit Facility may be expanded (or a new term loan facility or revolving credit facility added to the existing facilities) by up to (i) greater of (x) $627 million and (y) 100% of consolidated EBITDA of Booz Allen Hamilton, as of the end of the most recently ended four quarter period for which financial statements have been delivered pursuant to the Credit Agreement plus (ii) the aggregate principal amount under which pro forma consolidated net secured leverage remains less than or equal to 3.50:1.00.

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
Booz Allen Hamilton occasionally borrows under the Revolving Credit Facility in anticipation of cash demands. During the first quarter of fiscal 2020, Booz Allen Hamilton accessed no amounts of its $500.0 million Revolving Credit Facility. During the first quarter of fiscal 2019, Booz Allen Hamilton accessed a total of $60.0 million of its $500.0 million Revolving Credit Facility. As of June 30, 2019 and March 31, 2019, there were no amounts outstanding under the Revolving Credit Facility.
The Credit Agreement, as amended, requires quarterly principal payments of 1.25% of the stated principal amount of Term Loan A until maturity, and quarterly principal payments of 0.25% of the stated principal amount of Term Loan B until maturity.
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants include limitations on the following, in each case subject to certain exceptions: (i) indebtedness and liens, (ii) mergers, consolidations or amalgamations, liquidations, wind-ups or dissolutions, and disposition of all or substantially all assets; (iii) dispositions of property; (iv) restricted payments; (v) investments; (vi) transactions with affiliates; (vii) change in fiscal periods; (viii) negative pledges; (ix) restrictive agreements; (x) line of business; and (xi) speculative hedging. The events of default include the following, in each case subject to certain exceptions: (a) failure to make required payments under the Secured Credit Facility; (b) material breaches of representations or warranties under the Secured Credit Facility; (c) failure to observe covenants or agreements under the Secured Credit Facility; (d) failure to pay or default under certain other material indebtedness; (e) bankruptcy or insolvency; (f) certain Employee Retirement Income Security Act, or ERISA events; (g) certain material judgments; (h) actual or asserted invalidity of the Guarantee and Collateral Agreements or the other security documents or failure of the guarantees or perfected liens thereunder; and (i) a change of control. In addition, Booz Allen Hamilton is required to meet certain financial covenants at each quarter end, namely Consolidated Net Total Leverage and Consolidated Net Interest Coverage Ratios. As of June 30, 2019 and March 31, 2019, Booz Allen Hamilton was in compliance with all financial covenants associated with its debt and debt-like instruments.
During the first quarter of fiscal 2020, interest payments of $13.3 million and $4.4 million were made for Term Loan A and Term Loan B, respectively. During the first quarter of fiscal 2019, interest payments of $11.0 million and $4.0 million were made for Term Loan A and Term Loan B, respectively.
Senior Notes
On April 25, 2017, Booz Allen Hamilton issued $350 million aggregate principal amount of its 5.125% Senior Notes (the "Senior Notes"), under an Indenture, dated as of April 25, 2017, among Booz Allen Hamilton, certain subsidiaries of Booz Allen Hamilton, as guarantors (the "Subsidiary Guarantors"), and Wilmington Trust, National Association, as trustee (the "Trustee"), as supplemented by the First Supplemental Indenture, dated as of April 25, 2017, among Booz Allen Hamilton, the Subsidiary Guarantors and the Trustee. Each of Booz Allen Hamilton's existing and future domestic restricted subsidiaries that guarantee its obligations under the Secured Credit Facility and certain other indebtedness guarantee the Senior Notes on a senior unsecured basis. Interest is payable semi-annually on May 1 and November 1 of each year, beginning on November 1, 2017, and principal is due at maturity on May 1, 2025. In connection with the Senior Notes, the Company recognized $6.7 million of issuance costs, which were recorded as an offset against the carrying value of debt and will be amortized to interest expense over the term of the Senior Notes. During each of the first quarters of fiscal 2020 and 2019, interest payments of $9.0 million were made for the Senior Notes.
Borrowings under the Term Loans and, if used, the Revolving Credit Facility, incur interest at a variable rate. In accordance with Booz Allen Hamilton’s risk management strategy, Booz Allen Hamilton executed a series of interest rate swaps. As of June 30, 2019, Booz Allen Hamilton had interest rate swaps with an aggregate notional amount of $1 billion. These instruments hedge the variability of cash outflows for interest payments on the floating portion of the Company's debt. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense (See Note 9 in our condensed consolidated financial statements).

Interest on debt and debt-like instruments consisted of the following:

	Three Months Ended June 30,
	2019	2018
	(In thousands)
Term Loan A Interest Expense	$13,450	$10,842
Term Loan B Interest Expense	4,420	3,917
Interest on Revolving Credit Facility	—	59
Senior Notes Interest Expense	4,484	4,484
Deferred Payment Obligation Interest (1)	2,011	2,022
Amortization of Debt Issuance Cost (DIC) and Original Issue Discount (OID) (2)	1,219	1,360
Other	(397)	390
Total Interest Expense	$25,187	$23,074
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

9. DERIVATIVES
The Company utilizes derivative financial instruments to manage interest rate risk related to its variable rate debt. The Company’s objectives in using these interest rate derivatives, which were designated as cash flow hedges, are to manage its exposure to interest rate movements and reduce volatility of interest expense. During the first quarter of fiscal 2020, the Company entered into eight floating-to-fixed interest rate swap agreements with six financial institutions with a start date of April 30, 2019 with an aggregate notional amount of $400 million. The aggregate notional amount of all interest rate swap agreements increased to $1 billion as of June 30, 2019. The swaps have staggered maturities, ranging from June 30, 2021 to June 30, 2025.
The floating-to-fixed interest rate swaps involve the exchange of variable interest amounts from a counterparty for the Company making fixed-rate interest payments over the life of the agreements without exchange of the underlying notional amount and effectively converting a portion of the variable rate debt into fixed interest rate debt.
Derivative instruments are recorded in the condensed consolidated balance sheet on a gross basis at estimated fair value. As of June 30, 2019, $4.0 million and $19.1 million were classified as other current liabilities and other long-term liabilities, respectively, on the condensed consolidated balance sheet. As of March 31, 2019, $1.8 million, $0.6 million, $0.9 million, and $4.3 million were classified as other current assets, other long-term assets, other current liabilities, and other long-term liabilities, respectively, on the condensed consolidated balance sheet.
For interest rate swaps designated as cash flow hedges, the changes in the fair value of derivatives is recorded in Accumulated Other Comprehensive Income, or AOCI, net of taxes, and is subsequently reclassified into interest expense in the period that the hedged forecasted interest payments are made on the Company's variable-rate debt. The effect of derivative instruments on the accompanying consolidated financial statements for the three months ended June 30, 2019 and 2018 is as follows:

		Three Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	Location of Gain or Loss Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in AOCI on Derivatives		Amount of Gain or (Loss) Reclassified from AOCI into Income		Interest Expense on Consolidated Statements of Operations
		2019	2018	2019	2018	2019	2018
Interest rate swaps	Interest expense	$(19,748)	$2,568	$(386)	$24	$(25,187)	$(23,074)

Over the next 12 months, the Company estimates that $4.1 million will be reclassified as an increase to interest expense. Cash flows associated with periodic settlements of interest rate swaps will be classified as operating activities in the condensed consolidated statement of cash flows.
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

10. LEASES

Under Topic 842, the Company determines whether the contract is, or contains, a lease, which exists when the contract conveys the right to control the use of identified property or equipment for a period of time in exchange for consideration. Operating leases are included in operating lease right-of-use ("ROU") assets, operating lease liabilities, and operating lease liabilities, net of current portion in our condensed consolidated balance sheets. Cash payments arising from operating leases are classified within operating activities in the condensed consolidated statement of cash flows. At June 30, 2019, the Company had no finance leases.
The Company's leases are generally for facilities and office space and the Company recognizes operating lease ROU assets and operating lease liabilities at lease commencement date, for those arrangements. The initial lease liability is equal to the present value of the future minimum lease payments over the lease term. The initial measurement of the right-of-use asset is equal to the initial lease liability plus any initial direct costs and prepaid lease payments, less any lease incentives. At the lease commencement date the Company estimates its collateralized incremental borrowing rate based on publicly available yields adjusted for Company-specific considerations and the Company's varying lease terms in determining the present value of future payments. Certain of the Company’s leases contain options to renew or to terminate the lease which are included in the determination of the ROU assets and lease liabilities when it is reasonably certain that the Company will exercise the option. The Company's leases may also include variable lease payments, such as maintenance costs, utilities, or other variable lease-related payments which are not included in measuring ROU assets and lease liabilities and are recorded as lease expense in the period incurred.
As permitted under Topic 842, the Company elected not to recognize ROU assets and lease liabilities for leases with an initial term of 12 months or less; lease expense from these leases are recognized on a straight-line basis over the lease term. As further permitted under Topic 842, the Company elected to not separate lease components from non-lease components, accounting for both components as a single lease component.
The Company’s total lease cost is recorded primarily within general and administrative expenses on the condensed consolidated statement of operations and consisted of the following:

Three Months Ended June 30, 2019
Operating lease cost	$17,960
Short-term lease cost	2,417
Variable lease cost	2,562
Total operating lease costs	$22,939

Future minimum operating lease payments for noncancelable operating leases as of June 30, 2019 are as follows:

For the Fiscal Year Ending March 31,	Operating Lease Payments
Remainder of 2020	$24,609
2021	69,224
2022	58,767
2023	53,745
2024	46,425
Thereafter	125,642
Total future lease payments	378,412
Less: imputed interest	(60,644)
Total lease liabilities	$317,768

Supplemental cash flow information related to leases was as follows:

Three Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$19,912
Operating lease liabilities arising from obtaining ROU assets (1)	2,440

(1) Includes all noncash increases and decreases arising from new or remeasured operating lease arrangements

Other information related to leases was as follows:

At June 30, 2019
Weighted average remaining lease term (in years)	6.38
Weighted average discount rate	4.59%

11. INCOME TAXES
The Company’s effective income tax rates were 24.7% and 24.1% for the three months ended June 30, 2019 and 2018, respectively. The three months effective tax rates of 24.7% and 24.1% differ from the federal statutory rate of 21.0% primarily due to the inclusion of state income taxes and permanent rate differences, primarily related to meals and entertainment and certain executive compensation, which were partially offset by discrete tax items.
As of the end of fiscal 2019, the examinations of the Company’s federal income tax returns and refund claims for fiscal years 2013 through 2015 were completed by the IRS. The Company received the full refund claim of $10.9 million during the first quarter of fiscal 2020.
The Company is currently contesting tax assessments from the District of Columbia Office of Tax and Revenue for fiscal years 2013 through 2015 at various stages of applicable administrative and judicial processes, with a combined amount at issue of approximately $11.4 million, net of associated tax benefits as of June 30, 2019. The Company has taken similar tax positions with respect to subsequent fiscal years, totaling in aggregate $27.4 million. As of June 30, 2019, the Company does not maintain reserves for any uncertain tax positions related to the contested tax benefits or the similar tax positions taken in the subsequent fiscal years. Given the recoverable nature of the state tax expense, the Company does not believe that the resolution of these matters will have a material adverse effect on its results of operations, cash flows or financial condition.
The Company maintained a reserve of $10.2 million as of June 30, 2019 relating to the acquisition of eGov Holdings, Inc. (d/b/a Aquilent) in the fourth quarter of fiscal 2017 for pre-acquisition period tax return uncertain tax positions.

12. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	June 30, 2019	March 31, 2019
Deferred rent (1)	$—	$78,658
Postretirement benefit obligations	126,465	124,925
Other (2)	75,548	71,816
Total other long-term liabilities	$202,013	$275,399

(1) Deferred rent balance was reclassified to operating lease right-of-use assets on the condensed consolidated balance sheet as a result of the adoption of Topic 842. See Notes 2 and 10, respectively to our condensed consolidated financial statements.

(2) Because of condensed financial statement presentation, components of other long-term liabilities at June 30, 2019 and March 31, 2019 primarily include the Company's long-term disability obligation, the long-term liability portion of the Company's derivative instruments, income tax reserves and deferred tax liabilities.

13. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company sponsors the Employees’ Capital Accumulation Plan, or ECAP, which is a qualified defined contribution plan that covers eligible U.S. and international employees. ECAP provides for distributions, subject to certain vesting provisions, to participants by reason of retirement, death, disability, or termination of employment. Effective April 1, 2014, the Company transitioned from a discretionary employer contribution to an annual matching contribution of up to 6% of eligible annual income as determined by the Internal Revenue Code for the ECAP.  Total expense recognized under ECAP was $36.9 million and $32.6 million for the three months ended June 30, 2019 and 2018, respectively. The Company-paid contributions were $19.9 million and $17.5 million for the three months ended June 30, 2019 and 2018, respectively.
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
The components of net postretirement medical expense for the Officer Medical Plan were as follows:

	Three Months Ended June 30,
	2019	2018
Service cost	$1,239	$1,488
Interest cost	1,215	1,282
Net actuarial loss	—	527
Total postretirement medical expense	$2,454	$3,297

The service cost component of net periodic benefit cost is included in cost of revenue and general and administrative expenses, and the non-service cost components of net periodic benefit cost (interest cost and net actuarial loss) is included as part of other income (expense), net in the accompanying condensed consolidated statements of operations.

As of June 30, 2019 and March 31, 2019, the unfunded status of the post-retirement medical plan was $121.8 million and $120.3 million, respectively, which is included in other long-term liabilities in the accompanying condensed consolidated balance sheets.
Long-term Disability Benefits
The Company offers medical and dental benefits to inactive employees (and their eligible dependents) on long-term disability. These benefits do not vary with an employee's years of service; therefore, the Company is required to accrue the costs of the benefits at the date the inactive employee becomes disability eligible and elects to participate in the benefit. The accrued cost for such benefits is calculated using an actuarial estimate. The accrued cost for these benefits was $11.6 million at both June 30, 2019 and March 31, 2019, and is presented in other long-term liabilities in the accompanying consolidated balance sheets.
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
The fair values of both plan investments and obligations at June 30, 2019 and March 31, 2019 were $6.8 million and $3.2 million, respectively, and were recorded in other long term assets and in other long term liabilities, respectively, in the condensed consolidated balance sheets. Adjustments to the fair value of the plan investments and obligations are recorded in operating expenses.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS
All amounts recorded in other comprehensive loss are related to the Company's post-retirement plans and interest rate swaps designated as cash flow hedges. The following table shows the changes in accumulated other comprehensive income (loss), net of tax:

	Three Months Ended June 30, 2019
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of period	$(9,068)	$(2,122)	$(11,190)
Other comprehensive loss before reclassifications (1)	—	(14,579)	(14,579)
Amounts reclassified from accumulated other comprehensive loss	34	(386)	(352)
Net current-period other comprehensive income (loss)	34	(14,965)	(14,931)
End of period	$(9,034)	$(17,087)	$(26,121)

(1) Changes in other comprehensive income (loss) before reclassification for derivatives designated as cash flow hedges are recorded net of tax benefits of $5.2 million for the three months ended June 30, 2019.

	Three Months Ended June 30, 2018
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of period	$(20,955)	$5,849	$(15,106)
Other comprehensive income (loss) before reclassifications (2)	—	1,896	1,896
Amounts reclassified from accumulated other comprehensive loss	407	24	431
Net current-period other comprehensive income (loss)	407	1,920	2,327
End of period	$(20,548)	$7,769	$(12,779)

(2) Changes in other comprehensive income (loss) before reclassification for derivatives designated as cash flow hedges are recorded net of tax expenses of $0.7 million for the three months ended June 30, 2018.
The following table presents the reclassifications out of accumulated other comprehensive loss to net income:

	Three Months Ended June 30,
	2019	2018
Amounts reclassified from accumulated other comprehensive loss:
Post-retirement plans (Note 13):
Amortization of net actuarial loss included in net periodic benefit cost	$44	$550
Tax benefit (expense)	(10)	(143)
Net of tax	$34	$407
Derivatives designated as cash flow hedges (Note 9):
Reclassification of hedge (loss) gain	$(523)	$33
Tax benefit (expense)	137	(9)
Net of tax	$(386)	$24

15. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense recognized in the condensed consolidated statements of operations:

	Three Months Ended June 30,
	2019	2018
Cost of revenue	$1,934	$1,444
General and administrative expenses	4,510	4,671
Total	$6,444	$6,115

The following table summarizes the total stock-based compensation expense recognized in the condensed consolidated statements of operations by the following types of equity awards:

	Three Months Ended June 30,
	2019	2018
Equity Incentive Plan Options	$485	$333
Class A Restricted Common Stock	5,959	5,782
Total	$6,444	$6,115

As of June 30, 2019, there was $52.3 million of total unrecognized compensation cost related to unvested stock-based compensation agreements. The unrecognized compensation cost as of June 30, 2019 is expected to be fully amortized over the next 4.76 years. Absent the effect of accelerating stock compensation cost for any departures of employees who may continue to vest in their equity awards, the following table summarizes the unrecognized compensation cost and the weighted-average period the cost is expected to be amortized.

	June 30, 2019
	Unrecognized Compensation Cost	Weighted Average Remaining Period to be Recognized (in years)
Equity Incentive Plan Options	$5,801	4.70
Class A Restricted Common Stock	46,469	2.24
Total	$52,270

Equity Incentive Plan
During the three months ended June 30, 2019, 240,611 options were granted under the Amended and Restated Equity Incentive Plan, or EIP.  The aggregate fair value of options granted was $2.9 million and was based on the estimated fair value per-option grant of $12.26.
As of June 30, 2019, there were 2,152,728 EIP options outstanding, of which 831,288 were unvested.
Grants of Restricted Stock Units and Class A Restricted Common Stock
During the three months ended June 30, 2019, the Board of Directors granted 463,737 restricted stock units to certain employees of the Company. The aggregate value of these awards was $28.8 million based on the grant date stock price of $62.12.
As permitted under the terms of the EIP, the Compensation Committee, as Administrator of the EIP, authorized the withholding of taxes not to exceed the minimum statutory withholding amount, through the surrender of restricted stock units upon the vesting of restricted stock units and the surrender of shares of Class A Common Stock issuable upon the vesting of restricted stock. The participants surrendered 36,000 shares of Class A Common Stock issuable upon the vesting of restricted stock and recorded them as treasury shares at a cost of $2.4 million during the three months ended June 30, 2019.
Employee Stock Purchase Plan
For the quarterly offering period that closed on June 30, 2019, 53,702 Class A Common Stock shares were purchased by employees under the Company's Employee Stock Purchase Plan, or ESPP. Since the program's inception, 2,485,695 shares have been purchased by employees.

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

A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The financial instruments measured at fair value in the accompanying condensed consolidated balance sheets consist of the following:

	Recurring Fair Value Measurements as of June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Current derivative instruments (1)	$—	$—	$—	$—
Long term derivative instruments (1)	—	—	—	—
Long term deferred compensation costs (2)	6,758	—	—	6,758
Total Assets	$6,758	$—	$—	$6,758
Liabilities:
Contingent consideration liability (3)	$—	$—	$1,224	1,224
Current derivative instruments (1)	—	4,026	—	4,026
Long term derivative instruments (1)	—	19,116	—	19,116
Long term deferred compensation costs (2)	6,758	—	—	6,758
Total Liabilities	$6,758	$23,142	$1,224	$31,124

	Recurring Fair Value Measurements as of March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Current derivative instruments (1)	$—	$1,790	$—	$1,790
Long term derivative instruments (1)	—	614	—	614
Long term deferred compensation costs (2)	3,169	—	—	3,169
Total Assets	$3,169	$2,404	$—	$5,573
Liabilities:
Contingent consideration liability (3)	$—	$—	$1,224	$1,224
Current derivative instruments (1)	—	929	—	929
Long term derivative instruments (1)	—	4,347	—	4,347
Long term deferred compensation costs (2)	3,169	—	—	3,169
Total Liabilities	$3,169	$5,276	$1,224	$9,669

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
(3) The Company recognized a contingent consideration liability of $3.6 million in connection with its acquisition of Aquilent in fiscal 2017. As of both June 30, 2019 and March 31, 2019, the estimated fair value of the contingent consideration liability was $1.2 million, and was valued using probability-weighted cash flows, which is based on the use of Level 3 fair value measurement inputs.
The fair value of the Company's cash and cash equivalents, which are primarily Level 1 inputs, approximated its carrying values at June 30, 2019 and March 31, 2019. The fair value of the Company's debt instruments approximated its carrying value at June 30, 2019 and March 31, 2019. The fair value of debt is determined using quoted prices or other market information obtained from recent trading activity of each debt tranche in markets that are not active (Level 2 inputs). The fair value is corroborated by prices derived from the interest rate spreads of recently completed leveraged loan transactions of a similar credit profile, industry, and terms to that of the Company. The fair value of the Senior Notes is determined using quoted prices or other market information obtained from recent trading activity in the high-yield bond market (Level 2 inputs).
17. RELATED-PARTY TRANSACTIONS
Two of our directors currently serve on the board of directors of a subcontractor to which the Company subcontracted $24.2 million of services for the three months ended June 30, 2019.

18. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Third-Party Guarantees
As of June 30, 2019 and March 31, 2019, the Company was contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that totaled $8.9 million and $9.5 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At June 30, 2019 and March 31, 2019, approximately $0.9 million and $1.0 million, respectively, of these instruments reduced the available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $15.0 million facility established in fiscal 2015 of which $7.0 million and $6.5 million were available to the Company at June 30, 2019 and March 31, 2019, respectively.
Government Contracting Matters
For both the three months ended June 30, 2019 and 2018, approximately 97% of the Company's revenue was generated from contracts where the end user was an agency or department of the U.S. government, including contracts where the Company performed either as a prime contractor or subcontractor, and regardless of the geographic location in which the work was performed. U.S. government contracts and subcontracts are subject to extensive legal and regulatory requirements. From time to time and in the ordinary course of business, agencies of the U.S. government audit our contract costs and conduct inquiries and investigations of our business practices with respect to government contracts to determine whether the Company’s operations are conducted in accordance with these requirements and the terms of the relevant contracts. U.S. government agencies, including the Defense Contract Audit Agency, routinely audit our contract costs, including allocated indirect costs for compliance with the Cost Accounting Standards and the Federal Acquisition Regulation. These agencies also conduct reviews and investigations and make inquiries regarding our accounting and other systems in connection with our performance and business practices with respect to our government contracts and subcontracts. U.S. government audits, inquiries, or investigations of the Company, whether related to the Company's U.S. government contracts or subcontracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including withholding of payments, suspension of payments, repayments, fines, or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting. Management believes it has recorded the appropriate provision for any audit, inquiry, or investigation of which it is aware. Management believes it has recorded the appropriate provision for the estimated losses that may be experienced from any such reductions and/or penalties. As of June 30, 2019 and March 31, 2019, the Company had recorded liabilities of approximately $202.0 million and $195.3 million, respectively, for its current best estimate of amounts to be refunded to customers for potential adjustments from audits or reviews of contract costs incurred subsequent to fiscal 2011, and for contracts not yet closed that are impacted by settlement of audits or reviews of contract costs incurred in prior fiscal years.
Litigation
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government, which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of June 30, 2019 and March 31, 2019, there were no material amounts accrued in the condensed consolidated financial statements related to these proceedings.
Six former officers and stockholders who had departed the Company prior to the acquisition of the Company by the Carlyle Group (the "Carlyle Acquisition") have filed a total of nine suits in various jurisdictions, with original filing dates ranging from July 3, 2008 through December 15, 2009, against us and certain of our current and former directors and officers. Three of these suits were amended on July 2, 2010 and then further amended into one consolidated complaint on September 7, 2010. Another two of the original nine suits were consolidated into one complaint on September 24, 2014. Each of the suits arises out of the Carlyle Acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the Carlyle Acquisition. Some of the suits also allege that the acquisition price paid to stockholders was insufficient. The various suits assert claims for breach of contract, tortious interference with contract, breach of fiduciary duty, civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations, violations of ERISA, and/or securities and common law fraud. Three of these suits have been dismissed with all appeals exhausted. The two suits that were consolidated into one action on September 24, 2014 were settled on April 16, 2015. One of the remaining suits has been dismissed by the United States District Court for the Southern District of California and such dismissal was upheld by the United States Court of Appeals for the Ninth Circuit. The plaintiff in this suit subsequently filed a Petition for Writ of Certiorari to the United States Supreme Court, which was denied by the United States Supreme Court on January 9, 2017. The other three remaining suits that were previously consolidated on September 7, 2010 have been dismissed by the United States District Court for the Southern District of New York and were on appeal before the United States Court of Appeals for the Second Circuit. On July 13, 2017, the United States Court of Appeals for the Second Circuit affirmed the ruling of the United States District Court for the Southern District of New York, except for one plaintiff’s securities fraud claim, which was remanded to the United States District Court for the Southern District of New York to give the plaintiff, Paul Kocourek, leave to file another amended complaint to attempt to plead a securities fraud claim. On April 6, 2018, the plaintiff filed an amended complaint in which Mr. Kocourek, individually, as Trustee of the Paul Kocourek Trust and on behalf of a putative class, alleges that the Company and certain former officers and directors violated Sections 10(b), 20(a) and 14(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. On June 2, 2019, the United States District Court for the Southern District of New York granted defendants' motion to dismiss the amended complaint in its entirety. On July 11, 2019, the plaintiff filed a notice to appeal the ruling.
As of June 30, 2019, the aggregate alleged damages that will be sought in the remaining suit is unknown. As of June 30, 2019, although the outcome of any of these cases is inherently uncertain and may be materially adverse, based on current information, management does not expect them to have a material adverse effect on our financial condition and results of operations.
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
The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources, and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 filed with the Securities and Exchange Commission on May 28, 2019, or Annual Report, and under Part II, “Item 1A. Risk Factors,” and “— Special Note Regarding Forward Looking Statements” of this Quarterly Report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Our fiscal year ends March 31 and, unless otherwise noted, references to years or fiscal are for fiscal years ended March 31. See “—Results of Operations.”
Overview
We are a leading provider of management and technology consulting, analytics, digital solutions, engineering, mission operations, and cyber expertise to U.S. and international governments, major corporations, and not-for-profit organizations. Our ability to deliver value to our clients has always been, and continues to be, a product of the strong character, expertise and tremendous passion of our people. Our approximately 26,400 employees work to solve hard problems by making clients' missions their own, combining decades of consulting and domain expertise with functional expertise in areas such as analytics, digital solutions, engineering, and cyber, all fostered by a culture of innovation that extends to all reaches of the company.

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

Financial and Other Highlights
Effective April 1, 2019, the Company adopted Accounting Standard Codification (ASC) No. 842 Leases (Topic 842), using the modified retrospective transition approach and, as a result, comparative information for the prior fiscal year has not been retrospectively adjusted. See Note 2 to our accompanying condensed consolidated financial statements for more information on the impact of the adoption of this accounting standard.
During the first quarter of fiscal 2020, the Company generated year over year revenue growth, delivered improved earnings over the prior year period, increased client staff headcount, and achieved record backlog for a first quarter.

Revenue increased 10.8% from the three months ended June 30, 2018 to the three months ended June 30, 2019 primarily driven by continued strength in client demand, which led to increased client staff headcount, and an increase in client staff labor. Revenue also benefited from slightly higher billable expenses as compared to the prior year period.
Operating income increased 10.8% to $179.0 million in the three months ended June 30, 2019 from $161.6 million in the three months ended June 30, 2018, while operating margin was 9.8% for both periods. The increase in operating income was primarily driven by the same factors as growth in revenue as well as improved contract performance in the current quarter compared to the prior year quarter. The Company also incurred incremental legal costs during the three months ended June 30, 2019 in response to the U.S. Department of Justice investigation and matters which purport to relate to the investigation, a portion of which was offset by the receipt of insurance reimbursements. We expect to incur additional costs in the future. Based on the information currently available, the Company is not able to reasonably estimate the expected long-term incremental legal costs or amounts that may be reimbursed associated with this investigation and these related matters.
Non-GAAP Measures
We publicly disclose certain non-GAAP financial measurements, including Revenue, Excluding Billable Expenses, Adjusted Operating Income, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses, Adjusted Net Income, and Adjusted Diluted Earnings Per Share, or Adjusted Diluted EPS, because management uses these measures for business planning purposes, including to manage our business against internal projected results of operations and measure our performance. We view Adjusted Operating Income, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses, Adjusted Net Income, and Adjusted Diluted EPS as measures of our core operating business, which exclude the impact of the items detailed below, as these items are generally not operational in nature. These non-GAAP measures also provide another basis for comparing period to period results by excluding potential differences caused by non-operational and unusual or non-recurring items. In addition, we use Revenue, Excluding Billable Expenses because it provides management useful information about the Company's operating performance by excluding the impact of costs that are not indicative of the level of productivity of our consulting staff headcount and our overall direct labor, which management believes provides useful information to our investors about our core operations. We also utilize and discuss Free Cash Flow because management uses this measure for business planning purposes, measuring the cash generating ability of the operating business, and measuring liquidity generally. We present these supplemental measures because we believe that these measures provide investors and securities analysts with important supplemental information with which to evaluate our performance, long term earnings potential, or liquidity, as applicable, and to enable them to assess our performance on the same basis as management. These supplemental performance measurements may vary from and may not be comparable to similarly titled measures by other companies in our industry. Revenue, Excluding Billable Expenses, Adjusted Operating Income, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses, Adjusted Net Income, Adjusted Diluted EPS, and Free Cash Flow are not recognized measurements under accounting principles generally accepted in the United States, or GAAP, and when analyzing our performance or liquidity, as applicable, investors should (i) evaluate each adjustment in our reconciliation of revenue to Revenue, Excluding Billable Expenses, operating income to Adjusted Operating Income, net income to Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses, Adjusted Net Income and Adjusted Diluted EPS, and net cash provided by operating activities to Free Cash Flow, (ii) use Revenue, Excluding Billable Expenses, Adjusted Operating Income, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses, Adjusted Net Income, and Adjusted Diluted EPS in addition to, and not as an alternative to, revenue, operating income, net income or diluted EPS, as measures of operating results, each as defined under GAAP and (iii) use Free Cash Flow in addition to, and not as an alternative to, net cash provided by operating activities as a measure of liquidity, each as defined under GAAP. We have defined the aforementioned non-GAAP measures as follows:

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

•
"Adjusted Operating Income" represents operating income before transaction costs, fees, losses, and expenses, including fees associated with debt prepayments. We prepare Adjusted Operating Income to eliminate the impact of items we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature.

•
"Adjusted EBITDA" represents net income before income taxes, net interest and other expense and depreciation and amortization before certain other items, including transaction costs, fees, losses, and expenses, including fees associated with debt prepayments. "Adjusted EBITDA Margin on Revenue" is calculated as Adjusted EBITDA divided by revenue. "Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses" is calculated as Adjusted EBITDA divided by Revenue, Excluding Billable Expenses. The Company prepares Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, and Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses to eliminate the impact of items it does not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary or non-recurring nature or because they result from an event of a similar nature.

•
"Adjusted Net Income" represents net income before: (i) transaction costs, fees, losses, and expenses, including fees associated with debt prepayments, (ii) amortization or write-off of debt issuance costs and write-off of original issue discount, (iii) release of income tax reserves, and (iv) re-measurement of deferred tax assets and liabilities as a result of the Tax Cuts and Jobs Act (the "2017 Tax Act") in each case net of the tax effect where appropriate calculated using an assumed effective tax rate. We prepare Adjusted Net Income to eliminate the impact of items, net of tax, we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature. We view net income excluding the impact of the re-measurement of the Company's deferred tax assets and liabilities as a result of the 2017 Tax Act as an important indicator of performance consistent with the manner in which management measures and forecasts the Company's performance and the way in which management is incentivized to perform.

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

	Three Months Ended June 30,
(In thousands, except share and per share data)	2019	2018
	(Unaudited)
Revenue, Excluding Billable Expenses
Revenue	$1,825,176	$1,646,848
Billable expenses	551,175	477,435
Revenue, Excluding Billable Expenses	$1,274,001	$1,169,413
Adjusted Operating Income
Operating Income	$179,046	$161,612
Adjusted Operating Income	$179,046	$161,612
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue & Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses
Net income	$117,386	$104,204
Income tax expense	38,444	33,163
Interest and other, net (a)	23,216	24,245
Depreciation and amortization	20,021	16,153
EBITDA	$199,067	$177,765
Adjusted EBITDA	$199,067	$177,765
Adjusted EBITDA Margin on Revenue	10.9%	10.8%
Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses	15.6%	15.2%
Adjusted Net Income
Net income	$117,386	$104,204
Amortization or write-off of debt issuance costs and write-off of original issue discount	457	663
Adjustments for tax effect (b)	(119)	(172)
Adjusted Net Income	$117,724	$104,695
Adjusted Diluted Earnings Per Share
Weighted-average number of diluted shares outstanding	141,129,301	144,693,573
Adjusted Net Income Per Diluted Share (c)	$0.83	$0.72
Free Cash Flow
Net cash provided by (used in) operating activities	$50,983	$(27,037)
Less: Purchases of property and equipment	(27,336)	(20,465)
Free Cash Flow	$23,647	$(47,502)

(a)	Reflects the combination of Interest expense and Other income (expense), net from the condensed consolidated statement of operations.

(b)
Reflects the tax effect of adjustments at an assumed effective tax rate of 26%, which approximates the blended federal and state tax rate and consistently excludes the impact of other tax credits and incentive benefits realized.

(c)
Excludes an adjustment of approximately $0.6 million of net earnings for the three months ended June 30, 2019 and 2018, respectively, associated with the application of the two-class method for computing diluted earnings per share.

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

•
uncertainty around the timing, extent, nature and effect of Congressional and other U.S. government actions to approve funding of the U.S. government, address budgetary constraints, including caps on the discretionary budget for defense and non-defense departments and agencies, as established by the Bipartisan Budget Control Act of 2011 ("BCA") and subsequently adjusted by the American Tax Payer Relief Act of 2012, the Bipartisan Budget Act of 2013, the Bipartisan Budget Act of 2015, and the Bipartisan Budget Act of 2018, and address the ability of Congress to determine how to allocate the available budget authority and pass appropriations bills to fund both U.S. government departments and agencies that are, and those that are not, subject to the caps;

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

•
changes in the relative mix of overall U.S. government spending and areas of spending growth, with lower spending on homeland security, intelligence, defense-related programs as certain overseas operations end and continued increased spending on cybersecurity, Command, Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance (C4ISR), advanced analytics, technology integration and healthcare;

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

•
increasingly complex requirements of the Department of Defense and the U.S. intelligence community, including cybersecurity, managing federal health care cost growth and focus on reforming existing government regulation of various sectors of the economy, such as financial regulation and healthcare; and

•
increasing small business regulations across the Department of Defense and civilian agency clients continue to gain traction, whereby agencies are required to meet high small business set aside targets, and large business prime contractors are required to subcontract in accordance with considerable small business participation goals necessary for contract award.

Sources of Revenue
Substantially all of our revenue is derived from services provided under contracts and task orders with the U.S. government, primarily by our consulting staff and, to a lesser extent, our subcontractors. Funding for our contracts and task orders is generally linked to trends in budgets and spending across various U.S. government agencies and departments. We provide services under a large portfolio of contracts and contract vehicles to a broad client base, and we believe that our diversified contract and client base lessens potential volatility in our business; however, a reduction in the amount of services that we are contracted to provide to the U.S. government or any of our significant U.S. government clients could have a material adverse effect on our business and results of operations. In particular, the Department of Defense is one of our significant clients, and the BCA (as amended by the American Taxpayer Relief Act of 2012, the Bipartisan Budget Act of 2013, the Bipartisan Budget Act of 2015, and the Bipartisan Budget Act of 2018), provides for automatic spending cuts (referred to as sequestration) totaling approximately $1.2 trillion between 2013 and 2021, including an estimated $500 billion in federal defense spending cuts over this time period. The Bipartisan Budget Act of 2018 raised BCA spending caps on defense spending by $80 billion for government fiscal 2018, and $85 billion for government fiscal 2019. For non-defense funding, the Bipartisan Budget Act of 2018 raised BCA spending caps by $63 billion for government fiscal 2018 and $67 billion for government fiscal 2019. While the American Taxpayer Relief Act of 2012, the Bipartisan Budget Act of 2013, the Bipartisan Budget Act of 2015, and the Bipartisan Budget Act of 2018 all negated and raised budget limits put in place by the BCA for both defense and non-defense spending, those spending limits are due to return in fiscal 2020, and absent another budget deal, could result in significant cuts to the budget levels allowed by the Bipartisan Budget Act of 2018. This could result in a commensurate reduction in the amount of services that we are contracted to provide to the Department of Defense and could have a material adverse effect on our business and results of operations, and given the uncertainty of when and how these automatic reductions required by the BCA may return and/or be applied, we are unable to predict the nature or magnitude of the potential adverse effect.
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
The table below presents the percentage of total revenue for each type of contract:

	Three Months Ended June 30,
	2019	2018
Cost-reimbursable	56%	52%
Time-and-materials	23%	25%
Fixed-price	21%	23%

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
Our People
Revenue from our contracts is derived from services delivered by consulting staff and, to a lesser extent, from our subcontractors. Our ability to hire, retain, and deploy talent with skills appropriately aligned with client needs is critical to our ability to grow our revenue. We continuously evaluate whether our talent base is properly sized and appropriately compensated, and contains an optimal mix of skills to be cost competitive and meet the rapidly evolving needs of our clients. We seek to achieve that result through recruitment and management of capacity and compensation. As of June 30, 2019 and 2018, we employed approximately 26,400 and 24,600 people, respectively, of which approximately 23,600 and 22,100, respectively, were consulting staff.
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
The following table summarizes the value of our contract backlog at the respective dates presented:

	As of June 30,
	2019	2018
	(In millions)
Backlog:
Funded	$3,195	$2,810
Unfunded	4,351	4,140
Priced options	12,309	10,132
Total backlog	$19,855	$17,082
Our total backlog consists of remaining performance obligations, certain orders under contracts for which the period of performance has expired, and unexercised option periods and other unexercised optional orders. As of June 30, 2019, the Company had $6.2 billion of remaining performance obligations and we expect to recognize more than half of the remaining performance obligations as revenue over the next 12 months, and approximately three quarters over the next 24 months. The remainder is expected to be recognized thereafter. However, given the uncertainties discussed below, as well as the risks described in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all. Our backlog includes orders under contracts that in some cases extend for several years. The U.S. Congress generally appropriates funds for our clients on a yearly basis, even though their contracts with us may call for performance that is expected to take a number of years to complete. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until the U.S. Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.
We view growth in total backlog and consulting staff headcount as the two key measures of our potential business growth. Growing and deploying consulting staff is the primary means by which we are able to achieve profitable revenue growth. To the extent that we are able to hire additional consulting staff and deploy them against funded backlog, we generally recognize increased revenue. Total backlog increased by 16.2% from June 30, 2018 to June 30, 2019. Additions to funded backlog during the twelve months ended June 30, 2019 totaled $7.3 billion in comparison to $6.3 billion for the comparable period, as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options. We report internally on our backlog on a monthly basis and review backlog upon occurrence of certain events to determine if any adjustments are necessary.
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
In addition, contract backlog includes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the funded backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a predetermined expiration date such as the end of the U.S. government's fiscal year. The revenue value of orders included in contract backlog that has not been recognized as revenue due to period of performance expirations has not exceeded approximately 4.6% of total backlog as of the end of any of the four fiscal quarters preceding the fiscal quarter ended June 30, 2019.
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
Critical Accounting Estimates and Policies
Our critical accounting estimates and policies are disclosed in the Critical Accounting Estimates and Policies section in Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended March 31, 2019. Effective April 1, 2019, we adopted Topic 842 using the modified retrospective transition approach. Refer to Note 2 and Note 10 to our accompanying condensed consolidated financial statements for information related to our adoption of new accounting standards and for additional information related to leases. There were no other material changes to our critical accounting policies, estimates or judgments that occurred in the quarterly period covered by this report.
Recent Accounting Pronouncements
See Note 2 to our accompanying condensed consolidated financial statements for information related to our adoption of new accounting standards and for information on our anticipated adoption of recently issued accounting standards.
Results of Operations
The following table sets forth items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,		Percent
	2019	2018	Change
	(Unaudited)	(Unaudited)
	(In thousands)
Revenue	$1,825,176	$1,646,848	10.8%
Operating costs and expenses:
Cost of revenue	840,654	785,812	7.0%
Billable expenses	551,175	477,435	15.4%
General and administrative expenses	234,280	205,836	13.8%
Depreciation and amortization	20,021	16,153	23.9%
Total operating costs and expenses	1,646,130	1,485,236	10.8%
Operating income	179,046	161,612	10.8%
Interest expense	(25,187)	(23,074)	9.2%
Other income (expense), net	1,971	(1,171)	NM
Income before income taxes	155,830	137,367	13.4%
Income tax expense	38,444	33,163	15.9%
Net income	$117,386	$104,204	12.7%
NM - Not meaningful.
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Revenue
Revenue increased to $1,825.2 million from $1,646.8 million, or a 10.8% increase, primarily driven by continued strength in client demand which led to increased client staff headcount, and an increase in client staff labor. Revenue also benefited from slightly higher billable expenses as compared to the prior year period. Total headcount as of June 30, 2019 increased approximately 1,800 compared to June 30, 2018.
Cost of Revenue
Cost of revenue increased to $840.7 million from $785.8 million, or a 7.0% increase. The increase was primarily due to increases in salaries and salary-related benefits of $55.2 million driven by increased headcount and annual base salary increases. Cost of revenue as a percentage of revenue was 46.1% and 47.7% for the three months ended June 30, 2019 and 2018, respectively.

Billable Expenses
Billable expenses increased to $551.2 million from $477.4 million, or a 15.4% increase, primarily attributable to an increase in the use of subcontractors in the current quarter driven by client demand and an increase in contracts which require the Company to incur direct expenses on behalf of clients over the prior year period. Billable expenses as a percentage of revenue were 30.2% and 29.0% for the three months ended June 30, 2019 and 2018, respectively.
General and Administrative Expenses
General and administrative expenses increased to $234.3 million from $205.8 million, or a 13.8% increase, primarily due to increases in salaries and salary-related benefits of $17.1 million, driven by an increase in headcount growth as well as annual base salary increases, and an increase in other business expenses and professional fees of $11.3 million. General and administrative expenses as a percentage of revenue were 12.8% and 12.5% for the three months ended June 30, 2019 and 2018, respectively.
Depreciation and Amortization
Depreciation and amortization increased to $20.0 million from $16.2 million, or a 23.9% increase, primarily due to increases in depreciation expense resulting from the effects of higher capital expenditures in fiscal 2019.
Interest Expense
Interest expense increased to $25.2 million from $23.1 million, or a 9.2% increase, primarily as a result of increases in interest expense related to the $400 million Delayed Draw Facility (as defined below) which the Company drew down in April 2019.
Income Tax Expense
Income tax expense increased to $38.4 million from $33.2 million, or a 15.9% increase, primarily due to an increase in pre-tax income as compared to the prior year period. The effective tax rate increased to 24.7% from 24.1% in the first quarter of fiscal 2020 as compared to the prior year period.

Liquidity and Indebtedness
The following table presents selected financial information as of June 30, 2019 and March 31, 2019 and for the first three months of fiscal 2020 and 2019:

	June 30, 2019	March 31, 2019
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$649,100	$283,990
Total debt	2,141,245	1,759,761

	Three Months Ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)
	(In thousands)
Net cash provided by (used in) operating activities	$50,983	$(27,037)
Net cash used in investing activities	(27,336)	(20,485)
Net cash provided by (used in) financing activities	341,463	(89,713)
Total increase (decrease) in cash and cash equivalents	$365,110	$(137,235)
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
Accounts receivable is the principal component of our working capital and is generally driven by revenue growth with other short-term fluctuations related to the payment practices of our clients. Our accounts receivable reflects amounts billed to our clients as of each balance sheet date. Our clients generally pay our invoices within 30 days of the invoice date, although we experience a longer billing and collection cycle with our global commercial customers. At any month-end, we also include in accounts receivable the revenue that was recognized in the preceding month, which is generally billed early in the following month. Finally, we include in accounts receivable amounts related to revenue accrued in excess of amounts billed, primarily on our fixed-price and cost-reimbursable-plus-award-fee contracts. The total amount of our accounts receivable can vary significantly over time, but is generally sensitive to revenue levels and customer mix. Total accounts receivable (billed and unbilled combined, net of allowance for doubtful accounts) days sales outstanding, or DSO, which we calculate by dividing total accounts receivable by revenue per day during the relevant fiscal quarter, was 73 as of June 30, 2019 and 74 as of March 31, 2019.
Operating Cash Flow
Net cash provided by operations is primarily affected by the overall profitability of our contracts, our ability to invoice and collect cash from clients in a timely manner, our ability to manage our vendor payments and the timing of cash paid for income taxes. Continued uncertainty in global economic conditions may also affect our business as customers and suppliers may decide to downsize, defer, or cancel contracts, which could negatively affect the operating cash flows. Net cash provided by operations was $51.0 million in the three months ended June 30, 2019 compared to $27.0 million net cash used in operations in the prior year period. The increase in operating cash flows was primarily due to collection of our revenue and net income growth.

Investing Cash Flow
Net cash used in investing activities was $27.3 million in the three months ended June 30, 2019 compared to $20.5 million in the prior year period, or a 33.4% increase. The increase in net cash used in investing activities was primarily due to an increase in capital expenditures over the prior period primarily related to investments in our facilities and infrastructure and information technology.
Financing Cash Flow
Net cash provided by financing activities was $341.5 million in the three months ended June 30, 2019 compared to $89.7 million net cash used in financing activities in the prior year period. The increase in net cash provided by financing activities was primarily due to proceeds of $400 million from drawing down on our Delayed Draw Facility, partially offset by a $41.7 million decrease in share repurchases compared to the prior year period.
Dividends and Share Repurchases
On July 29, 2019, the Company announced a regular quarterly cash dividend in the amount of $0.23 per share. The quarterly dividend is payable on August 30, 2019 to stockholders of record on August 14, 2019.
The following table summarizes the cash distributions recognized in the condensed consolidated statement of cash flows:

	Three Months Ended June 30,
	2019	2018
Quarterly dividends (1)	$32,412	$27,442
Dividend equivalents (2)	—	267
Total distributions	$32,412	$27,709
(1) Amounts represent quarterly dividends of $0.23 per share and $0.19 per share that were declared and paid during fiscal 2020 and fiscal 2019, respectively.
(2) Dividend equivalents are distributions made to option holders equal to the previously declared special dividends.

On December 12, 2011, the Board of Directors approved a $30.0 million share repurchase program, which was further increased by the Board of Directors on (i) January 27, 2015 to $180.0 million, (ii) January 25, 2017 to $410.0 million, (iii) November 2, 2017 to $610.0 million, (iv) May 24, 2018 to $910.0 million, and (v) May 23, 2019 to $1,310.0 million. The Company may repurchase shares pursuant to the program by means of open market repurchases, directly negotiated repurchases or through agents acting pursuant to negotiated repurchase agreements. During the first quarter of fiscal 2020, the Company purchased 93 thousand shares of the Company's Class A Common Stock for an aggregate of $5.9 million. Following the aforementioned repurchases, as of June 30, 2019, the Company had $652.3 million remaining under the repurchase program.
Any determination to pursue one or more of the above alternative uses for excess cash is subject to the discretion of our Board of Directors, and will depend upon various factors, including our results of operations, financial condition, liquidity requirements, restrictions that may be imposed by applicable law, our contracts, and our Credit Agreement as amended and other factors deemed relevant by our Board of Directors.
Indebtedness
On July 23, 2018 (the "Amendment Effective Date"), Booz Allen Hamilton Inc. ("Booz Allen Hamilton") and Booz Allen Hamilton Investor Corporation ("Investor"), and certain wholly-owned subsidiaries of Booz Allen Hamilton, entered into the Sixth Amendment (the "Sixth Amendment") to the Credit Agreement (as amended, the "Credit Agreement"), dated as of July 31, 2012 among Booz Allen Hamilton, Investor, certain wholly-owned subsidiaries of Booz Allen Hamilton and Bank of America, N.A., as Administrative Agent and Collateral Agent and the other lenders and financial institutions from time to time party thereto (as previously amended by the First Amendment to Credit Agreement, dated as of August 16, 2013, the Second Amendment to the Credit Agreement, dated as of May 7, 2014, the Third Amendment to the Credit Agreement, dated as of July 13, 2016, the Fourth Amendment to the Credit Agreement, dated as of February 6, 2017, and the Fifth Amendment to the Credit Agreement, dated as of March 7, 2018). The Sixth Amendment provided for a new delayed draw (the "Delayed Draw Facility") on the tranche A term loan ("Term Loan A") facility in the amount of up to $400.0 million and extended the maturity of the Term Loan A and the revolving credit facility (the "Revolving Credit Facility") to July 2023. Additionally, the Sixth Amendment reduced the interest rate spread applicable to the Term Loan A and the Revolving Credit Facility from a range of 1.50% to 2.25% to a range of 1.25% to 2.00% based on consolidated net total leverage. The interest rate applicable to the Term Loan B ("Term Loan B" and, together with Term Loan A, the "Term Loans") remained unchanged.

Prior to the Sixth Amendment, approximately $1,079.5 million was outstanding under Term Loan A. Pursuant to the Sixth Amendment, certain lenders converted their existing Term Loan A loans into a new tranche of Term Loan A loans in an aggregate amount, along with Term Loan A loans advanced by certain new lenders, of approximately, $1,479.5 million, $400.0 million of which was available as the Delayed Draw Facility. On April 23, 2019, Booz Allen Hamilton drew down $400 million of the Delayed Draw Facility, the proceeds of which are expected to be used for general corporate purposes and other purposes not prohibited by the Credit Agreement.
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
As of June 30, 2019, the Credit Agreement provided Booz Allen Hamilton with a $1,419.2 million Term Loan A, a $390.1 million Term Loan B, and $500.0 million in New Revolving Commitments with a sub-limit for letters of credit of $100.0 million. As of June 30, 2019, the maturity date of Term Loan A and the termination date for the Revolving Credit Facility was July 23, 2023 and the maturity date of Term Loan B was June 30, 2023. Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement are secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement and related documentation. Subject to specified conditions, without the consent of the then-existing lenders (but subject to the receipt of commitments), the Term Loans or the Revolving Credit Facility may be expanded (or a new term loan facility or revolving credit facility added to the existing facilities) by up to (i) the greater of (x) $627 million and (y) 100% of consolidated EBITDA of Booz Allen Hamilton, as of the end of the most recently ended four quarter period for which financial statements have been delivered pursuant to the Credit Agreement plus (ii) the aggregate principal amount under which pro forma consolidated net secured leverage remains less than or equal to 3.50:1.00.
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
Booz Allen Hamilton occasionally borrows under our Revolving Credit Facility in anticipation of cash demands. During the first quarter of fiscal 2020, Booz Allen Hamilton accessed no amounts of its $500.0 million Revolving Credit Facility. During the first quarter of fiscal 2019, Booz Allen Hamilton accessed a total of $60.0 million of it $500.0 million Revolving Credit Facility. As of June 30, 2019 and March 31, 2019, there were no amounts outstanding under the Revolving Credit Facility.
The Credit Agreement requires quarterly principal payments of 1.25% of the stated principal amount of Term Loan A until maturity and quarterly principal payments of 0.25% of the stated principal amount of Term Loan B until maturity.
Booz Allen Hamilton also has agreed to pay customary letter of credit and agency fees. As of June 30, 2019 and March 31, 2019, Booz Allen Hamilton was contingently liable under open standby letters of credit and bank guarantees issued by its banks in favor of third parties that totaled $8.9 million and $9.5 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At June 30, 2019 and March 31, 2019, approximately $0.9 million and $1.0 million, respectively, of these instruments reduced the available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $15.0 million facility established in fiscal 2015 of which $7.0 million and $6.5 million, respectively, was available to Booz Allen Hamilton at June 30, 2019 and March 31, 2019. As of June 30, 2019, Booz Allen Hamilton had $499.0 million of capacity available for additional borrowings under the Revolving Credit Facility.
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants include limitations on the following, in each case subject to certain exceptions: (i) indebtedness and liens; (ii) mergers, consolidations or amalgamations, liquidations, wind-ups or dissolutions, and disposition of all or substantially all assets; (iii) dispositions of property; (iv) restricted payments; (v) investments; (vi) transactions with affiliates; (vii) change in fiscal periods; (viii) negative pledges; (ix) restrictive agreements; (x) line of business; and (xi) speculative hedging. The events of default include the following, in each case subject to certain exceptions: (a) failure to make required payments under the Secured Credit Facility; (b) material breaches of representations or warranties under the Secured Credit Facility; (c) failure to observe covenants or agreements under the Secured Credit Facility; (d) failure to pay or default under certain other material indebtedness; (e) bankruptcy or insolvency; (f) certain Employee Retirement Income Security Act, or ERISA events; (g) certain material judgments; (h) actual or asserted invalidity of the Guarantee and Collateral Agreements or the other security documents or failure of the guarantees or perfected liens thereunder; and (i) a change of control. In addition, we are required to meet certain financial covenants at each quarter end, namely Consolidated Net Total Leverage and Consolidated Net Interest Coverage Ratios. As of June 30, 2019 and March 31, 2019, we were compliant with these covenants.
During the first quarter of fiscal 2020, interest payments of $13.3 million and $4.4 million were made for Term Loan A and Term Loan B, respectively. During the first quarter of fiscal 2019, interest payments of $11.0 million and $4.0 million were made for Term Loan A and Term Loan B, respectively.
Senior Notes
On April 25, 2017, Booz Allen Hamilton issued $350 million aggregate principal amount of its 5.125% Senior Notes due 2025 under an Indenture, dated as of April 25, 2017, among Booz Allen Hamilton, certain subsidiaries of Booz Allen Hamilton, as guarantors (the “Subsidiary Guarantors”), and Wilmington Trust, National Association, as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of April 25, 2017, among Booz Allen Hamilton, the Subsidiary Guarantors and the Trustee. During each of the first quarters of fiscal 2020 and 2019, interest payments of $9.0 million were made for the Senior Notes.
Borrowings under the Term Loans and, if used, the Revolving Credit Facility, incur interest at a variable rate. In accordance with our risk management strategy, between April 6, 2017 and April 4, 2019, Booz Allen Hamilton executed a series of interest rate swaps. As of June 30, 2019, Booz Allen Hamilton had interest rate swaps with an aggregate notional amount of $1 billion. These instruments hedge the variability of cash outflows for interest payments on the floating portion of our debt. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense (See Note 9 in our condensed consolidated financial statements).
Capital Structure and Resources
Our stockholders’ equity amounted to $748.8 million as of June 30, 2019, an increase of $73.5 million compared to stockholders’ equity of $675.4 million as of March 31, 2019. The increase was primarily due to net income of $117.4 million in the three months ended June 30, 2019, stock-based compensation expense of $6.4 million, and stock option exercises of $2.2 million, partially offset by $8.3 million in treasury stock resulting from the repurchase of shares of our Class A Common Stock and $32.4 million in quarterly dividend payments during the three months ended June 30, 2019.
Off-Balance Sheet Arrangements
As of June 30, 2019, we did not have any material off-balance sheet arrangements.
Capital Expenditures
Since we do not own any of our facilities, our capital expenditure requirements primarily relate to the purchase of computers, management systems, furniture, and leasehold improvements to support our operations. Direct facility and equipment costs billed to clients are not treated as capital expenses. Our capital expenditures for the three months ended June 30, 2019 and 2018 were $27.3 million and $20.5 million, respectively. The increase in capital expenditures over the prior year primarily relates to investments in our facilities and infrastructure, and information technology. We expect capital expenditures for fiscal 2020 to increase from fiscal 2019 as a result of continuing investments in these areas.
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

•	U.S. government shutdowns, as a result of the failure by elected officials to fund the government;

•	the size of our addressable markets and the amount of U.S. government spending on private contractors;

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
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the information disclosed in the Quantitative and Qualitative Disclosures About Market Risk section in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 filed with the Securities and Exchange Commission on May 28, 2019.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act, as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.
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
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of June 30, 2019 and March 31, 2019, there were no material amounts accrued in the condensed consolidated financial statements related to these proceedings.
Six former officers and stockholders who had departed the Company prior to the acquisition of the Company by the Carlyle Group (the "Carlyle Acquisition") have filed a total of nine suits in various jurisdictions, with original filing dates ranging from July 3, 2008 through December 15, 2009, against us and certain of our current and former directors and officers. Three of these suits were amended on July 2, 2010 and then further amended into one consolidated complaint on September 7, 2010. Another two of the original nine suits were consolidated into one complaint on September 24, 2014. Each of the suits arises out of the Carlyle Acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the Carlyle Acquisition. Some of the suits also allege that the acquisition price paid to stockholders was insufficient. The various suits assert claims for breach of contract, tortious interference with contract, breach of fiduciary duty, civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations, violations of ERISA, and/or securities and common law fraud. Three of these suits have been dismissed with all appeals exhausted. The two suits that were consolidated into one action on September 24, 2014 were settled on April 16, 2015. One of the remaining suits has been dismissed by the United States District Court for the Southern District of California and such dismissal was upheld by the United States Court of Appeals for the Ninth Circuit. The plaintiff in this suit subsequently filed a Petition for Writ of Certiorari to the United States Supreme Court, which was denied by the United States Supreme Court on January 9, 2017. The other three remaining suits that were previously consolidated on September 7, 2010 have been dismissed by the United States District Court for the Southern District of New York and were on appeal before the United States Court of Appeals for the Second Circuit. On July 13, 2017, the United States Court of Appeals for the Second Circuit affirmed the ruling of the United States District Court for the Southern District of New York, except for one plaintiff’s securities fraud claim, which was remanded to the United States District Court for the Southern District of New York to give the plaintiff, Paul Kocourek leave to file another amended complaint to attempt to plead a securities fraud claim. On April 6, 2018, the plaintiff filed an amended complaint in which Mr. Kocourek, individually, as Trustee of the Paul Kocourek Trust and on behalf of a putative class, alleges that the Company and certain former officers and directors violated Sections 10(b), 20(a) and 14(e) of the Exchange Act. On June 2, 2019, the United States District Court for the Southern District of New York granted defendants' motion to dismiss the amended complaint in its entirety. On July 11, 2019, the plaintiff filed a notice to appeal the ruling.
As of June 30, 2019, the aggregate alleged damages that will be sought in the remaining suit is unknown. As of June 30, 2019, although the outcome of any of these cases is inherently uncertain and may be materially adverse, based on current information, management does not expect them to have a material adverse effect on our financial condition and results of operations.
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
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 filed with the Securities and Exchange Commission on May 28, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table shows the share repurchase activity during the three months ended June 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 2019	—	$—	—	$658,174,390
May 2019	—	$—	—	$658,174,390
June 2019	92,528	$63.34	92,528	$652,314,007
Total	92,528		92,528

(1)
On December 12, 2011, the Board of Directors approved a $30.0 million share repurchase program, which was further increased by the Board of Directors on (i) January 27, 2015 to $180.0 million, (ii) January 25, 2017 to $410.0 million, (iii) November 2, 2017 to $610.0 million, (iv) May 24, 2018 to $910.0 million, and (v) May 23, 2019 to $1,310.0 million. A special committee of the Board of Directors was appointed to evaluate market conditions and other relevant factors and initiate repurchases under the program from time to time. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Description

10.1
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and Capital One, National Association, dated as of April 4, 2019 (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed April 8, 2019).

10.2
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and Fifth Third Bank, dated as of April 2, 2019 (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed April 8, 2019).

10.3
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and Capital One, National Association, dated as of April 4, 2019 (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed April 8, 2019).

10.4
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and PNC Bank, National Association, dated as of April 2, 2019 (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed April 8, 2019).

10.5
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and SMBC Capital Markets, Inc., dated as of April 2, 2019 (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed April 8, 2019).

10.6
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and Bank of America, N.A., dated as of April 3, 2019 (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed April 8, 2019).

10.7
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and U.S. Bank National Association, dated as of April 2, 2019 (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed April 8, 2019).

10.8
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and Fifth Third Bank, dated as of April 2, 2019 (incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K filed April 8, 2019).

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

101
The following materials from Booz Allen Hamilton Holding Corporation’s Quarterly Report on Form 10-Q for the three months ended June 30, 2019 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2019 and March 31, 2019; (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2019 and 2018; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2019 and 2018; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2019 and 2018; and (v) Notes to Condensed Consolidated Financial Statements.

___________________________________

*	Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Booz Allen Hamilton Holding Corporation
Registrant

Date: July 29, 2019	By:	/s/ Lloyd W. Howell, Jr.
Lloyd W. Howell, Jr. Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)