Form 10-Q
period 2019-12-31
Booz Allen Hamilton Holding Corp
filed 2020-01-31
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
 ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of January 28, 2020
Class A Common Stock	140,214,612

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2019	March 31, 2019
	(Unaudited)
	(Amounts in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$696,821	$283,990
Accounts receivable, net of allowance	1,427,816	1,330,364
Prepaid expenses and other current assets	98,126	84,986
Total current assets	2,222,763	1,699,340
Property and equipment, net of accumulated depreciation	195,392	172,453
Operating lease right-of-use assets	243,342	—
Intangible assets, net of accumulated amortization	298,269	287,051
Goodwill	1,581,160	1,581,160
Other long-term assets	89,701	91,837
Total assets	$4,630,627	$3,831,841
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$77,865	$57,924
Accounts payable and other accrued expenses	671,600	664,948
Accrued compensation and benefits	320,791	325,553
Operating lease liabilities	38,053	—
Other current liabilities	45,523	130,814
Total current liabilities	1,153,832	1,179,239
Long-term debt, net of current portion	2,026,645	1,701,837
Operating lease liabilities, net of current portion	273,435	—
Other long-term liabilities	261,678	275,399
Total liabilities	3,715,590	3,156,475
Commitments and contingencies (Note 19)
Stockholders’ equity:
Common stock, Class A — $0.01 par value — authorized, 600,000,000 shares; issued, 160,658,781 shares at December 31, 2019 and 159,924,825 shares at March 31, 2019; outstanding, 140,318,046 shares at December 31, 2019 and 140,027,853 shares at March 31, 2019	1,606	1,599
Treasury stock, at cost — 20,340,735 shares at December 31, 2019 and 19,896,972 shares at March 31, 2019	(742,335)	(711,450)
Additional paid-in capital	446,318	401,596
Retained earnings	1,235,605	994,811
Accumulated other comprehensive loss	(26,157)	(11,190)
Total stockholders’ equity	915,037	675,366
Total liabilities and stockholders’ equity	$4,630,627	$3,831,841
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
	(Amounts in thousands, except per share data)		(Amounts in thousands, except per share data)
Revenue	$1,849,441	$1,663,112	$5,494,194	$4,923,957
Operating costs and expenses:
Cost of revenue	813,500	750,680	2,498,096	2,285,062
Billable expenses	600,522	510,047	1,691,543	1,465,831
General and administrative expenses	245,719	222,673	724,121	655,410
Depreciation and amortization	20,655	17,780	60,308	50,359
Total operating costs and expenses	1,680,396	1,501,180	4,974,068	4,456,662
Operating income	169,045	161,932	520,126	467,295
Interest expense	(24,231)	(22,036)	(75,281)	(67,357)
Other income (expense), net	1,909	373	5,885	(2,415)
Income before income taxes	146,723	140,269	450,730	397,523
Income tax expense	34,697	8,232	106,993	68,569
Net income	$112,026	$132,037	$343,737	$328,954
Earnings per common share (Note 4):
Basic	$0.79	$0.92	$2.44	$2.29
Diluted	$0.79	$0.92	$2.42	$2.27

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
	(Amounts in thousands)		(Amounts in thousands)
Net income	$112,026	$132,037	$343,737	$328,954
Other comprehensive income, net of tax:
Change in unrealized (loss) gain on derivatives designated as cash flow hedges	4,945	(7,058)	(15,034)	(4,100)
Change in postretirement plan costs	17	447	67	1,278
Total other comprehensive income (loss), net of tax	4,962	(6,611)	(14,967)	(2,822)
Comprehensive income	$116,988	$125,426	$328,770	$326,132

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended December 31,
	2019	2018
	(Amounts in thousands)
Cash flows from operating activities
Net income	$343,737	$328,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,308	50,359
Noncash lease expense	41,846	—
Stock-based compensation expense	26,796	23,231
Amortization of debt issuance costs and loss on extinguishment	5,083	8,150
Losses on dispositions	1,160	408
Changes in assets and liabilities:
Accounts receivable, net of allowance	(97,452)	(188,392)
Deferred income taxes and income taxes receivable / payable	(751)	(8,736)
Prepaid expenses and other current assets	(14,597)	(7,236)
Other long-term assets	(60)	(14,067)
Accrued compensation and benefits	1,203	22,670
Accounts payable and other accrued expenses	21,849	58,059
Other current liabilities	9,053	14,903
Operating lease liabilities	(35,420)	—
Other long-term liabilities	3,704	(5,100)
Net cash provided by operating activities	366,459	283,203
Cash flows from investing activities
Purchases of property, equipment, and software	(90,712)	(58,076)
Payments for business acquisitions, net of cash acquired	—	(20)
Net cash used in investing activities	(90,712)	(58,096)
Cash flows from financing activities
Proceeds from issuance of common stock	10,843	8,104
Stock option exercises	7,440	9,371
Repurchases of common stock	(37,199)	(181,413)
Cash dividends paid	(102,943)	(81,807)
Repayment of debt	(57,456)	(116,031)
Proceeds from debt issuance	397,892	62,072
Payment of deferred payment obligation	(80,000)	—
Other financing activities	(1,493)	(502)
Net cash provided by (used in) financing activities	137,084	(300,206)
Net increase (decrease) in cash and cash equivalents	412,831	(75,099)
Cash and cash equivalents––beginning of period	283,990	286,958
Cash and cash equivalents––end of period	$696,821	$211,859
Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$69,627	$62,067
Income taxes	$107,149	$77,475
Supplemental disclosures of non-cash investing and financing activities
Noncash financing activities	$4,501	$3,033
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands, except share data)	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2019	160,400,357	$1,604	(20,026,907)	$(719,793)	$427,817	$1,161,674	$(31,119)	$840,183
Issuance of common stock	59,549	—	—	—	3,794	—	—	3,794
Stock options exercised	198,875	2	—	—	3,751	—	—	3,753
Repurchase of common stock	—	—	(313,828)	(22,542)	—	—	—	(22,542)
Recognition of liability related to future restricted stock units vesting	—	—	—	—	(32)	—	—	(32)
Net income	—	—	—	—	—	112,026	—	112,026
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	4,962	4,962
Dividends paid of $0.27 per common share	—	—	—	—	—	(38,095)	—	(38,095)
Stock-based compensation expense	—	—	—	—	10,988	—	—	10,988
Balance at December 31, 2019	160,658,781	$1,606	(20,340,735)	$(742,335)	$446,318	$1,235,605	$(26,157)	$915,037

Balance at March 31, 2019	159,924,825	$1,599	(19,896,972)	$(711,450)	$401,596	$994,811	$(11,190)	$675,366
Issuance of common stock	305,782	3	—	—	10,840	—	—	10,843
Stock options exercised	428,174	4	—	—	7,436	—	—	7,440
Repurchase of common stock (1)	—	—	(443,763)	(30,885)	—	—	—	(30,885)
Recognition of liability related to future restricted stock units vesting	—	—	—	—	(350)	—	—	(350)
Net income	—	—	—	—	—	343,737	—	343,737
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(14,967)	(14,967)
Dividends paid of $0.73 per common share	—	—	—	—	—	(102,943)	—	(102,943)
Stock-based compensation expense	—	—	—	—	26,796	—	—	26,796
Balance at December 31, 2019	160,658,781	$1,606	(20,340,735)	$(742,335)	$446,318	$1,235,605	$(26,157)	$915,037

(1) During the nine months ended December 31, 2019, the Company purchased 0.4 million shares of the Company’s Class A Common Stock in a series of open market transactions for $28.4 million. Additionally, the Company repurchased shares during the first, second, and third quarters of fiscal 2020 to cover the minimum statutory withholding taxes on restricted stock units that vested on various dates during the period.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) [CONTINUED]
(Amounts in thousands, except share data)	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2018	159,124,212	$1,591	(16,573,433)	$(550,688)	$373,980	$832,774	$(11,317)	$646,340
Issuance of common stock	72,019	1	—	—	2,876	—	—	2,877
Stock options exercised	77,121	1	—	—	829	—	—	830
Repurchase of common stock	—	—	(1,728,045)	(83,036)	—	—	—	(83,036)
Net income	—	—	—	—	—	132,037	—	132,037
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(6,611)	(6,611)
Dividends paid of $0.19 per common share	—	—	—	—	—	(27,148)	—	(27,148)
Stock-based compensation expense	—	—	—	—	9,966	—	—	9,966
Balance at December 31, 2018	159,273,352	$1,593	(18,301,478)	$(633,724)	$387,651	$937,663	$(17,928)	$675,255

Balance at March 31, 2018	158,028,673	$1,580	(14,582,134)	$(461,457)	$346,958	$690,516	$(15,106)	$562,491
Issuance of common stock	489,385	6	—	—	8,098	—	—	8,104
Stock options exercised	755,294	7	—	—	9,364	—	—	9,371
Repurchase of common stock (2)	—	—	(3,719,344)	(172,267)	—	—	—	(172,267)
Net income	—	—	—	—	—	328,954	—	328,954
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(2,822)	(2,822)
Dividends paid of $0.57 per common share	—	—	—	—	—	(81,807)	—	(81,807)
Stock-based compensation expense	—	—	—	—	23,231	—	—	23,231
Balance at December 31, 2018	159,273,352	$1,593	(18,301,478)	$(633,724)	$387,651	$937,663	$(17,928)	$675,255
(2) During the nine months ended December 31, 2018, the Company purchased 3.6 million shares of the Company’s Class A Common Stock in a series of open market transactions for $168.4 million. Additionally, the Company repurchased shares during the first quarter of fiscal 2019 to cover the minimum statutory withholding taxes on restricted stock units that vested on June 30, 2018.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
1. BUSINESS OVERVIEW
Organization
Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or the Company, we, us, and our, was incorporated in Delaware in May 2008. The Company provides management and technology consulting, analytics, engineering, digital solutions, mission operations, and cyber expertise to U.S. and international governments, major corporations, and not-for-profit organizations. The Company reports operating results and financial data in one reportable segment. The Company is headquartered in McLean, Virginia, with approximately 27,200 employees as of December 31, 2019.
2. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, or SEC, and should be read in conjunction with the information contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2019. The interim period unaudited condensed consolidated financial statements are presented as described below. Certain information and disclosures normally required for annual financial statements have been condensed or omitted pursuant to GAAP and SEC rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation of the results of the interim period presented have been included. The Company’s fiscal year ends on March 31 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31. The results of operations for the nine months ended December 31, 2019 are not necessarily indicative of results to be expected for the full fiscal year.
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
Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Areas of the financial statements where estimates may have the most significant effect include the provision for claimed indirect costs, valuation and lives of tangible and intangible assets, contingent consideration related to business acquisitions, impairment of long-lived assets, accrued liabilities, revenue recognition, including the accrual of indirect costs, bonus and other incentive compensation, lease incremental borrowing rates, stock-based compensation, reserves for tax benefits and valuation allowances on deferred tax assets, provisions for income taxes, postretirement obligations, certain deferred costs, collectability of receivables, and loss accruals for litigation. Actual results experienced by the Company may differ materially from management's estimates.
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

Recent Accounting Pronouncements Not Yet Adopted
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This guidance requires a customer in a cloud computing arrangement that is a service contract to follow existing internal-use software guidance to determine which implementation costs to defer and recognize as an asset. ASU 2018-15 generally aligns the guidance on capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with that of implementation costs incurred to develop or obtain internal-use software, including hosting arrangements that include an internal-use software license. ASU 2018-15 is effective for interim reporting periods for fiscal years beginning after December 15, 2019. Early adoption is permitted. The standard may be adopted either retrospectively or prospectively. The Company does not expect the adoption of this standard to have a material impact on the condensed consolidated financial statements.
Other accounting and reporting pronouncements effective after December 31, 2019 and issued through the filing date are not expected to have a material impact on the Company's condensed consolidated financial statements.
3. REVENUE
The Company's revenues from contracts with customers (clients) are derived from offerings that include consulting, analytics, digital solutions, engineering, and cyber services, substantially with the U.S. government and its agencies and, to a lesser extent, subcontractors. The Company also serves foreign governments, as well as domestic and international commercial clients. The Company performs under various types of contracts, which include cost-reimbursable contracts, time-and-materials contracts, and fixed-price contracts.
Contract Estimates
Many of our contracts recognize revenue under a contract cost-based input method and require an Estimate-at-Completion (EAC) process, which management uses to review and monitor the progress towards the completion of our performance obligations. Under this process, management considers various inputs and assumptions related to the EAC, including, but not limited to, progress towards completion, labor costs and productivity, material and subcontractor costs, and identified risks. Estimating the total cost at completion of performance obligations is subjective and requires management to make assumptions about future activity and cost drivers under the contract. Changes in these estimates can occur for a variety of reasons and, if significant, may impact the profitability of the Company’s contracts. Changes in estimates related to contracts accounted for under the EAC process are recognized on a cumulative catch-up basis in the period when such changes are determinable and reasonably estimable. If the estimate of contract profitability indicates an anticipated loss on a contract, the Company recognizes the total loss at the time it is identified. For each of the three and nine months ended December 31, 2019 and 2018, the aggregate impact of adjustments in contract estimates was not material.
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

The table below presents the total revenue for each type of contract:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2019		2018		2019		2018
Cost-reimbursable	$1,052,313	57%	$901,660	54%	$3,104,961	57%	$2,612,938	53%
Time-and-materials	428,081	23%	376,368	23%	1,272,281	23%	1,172,461	24%
Fixed-price	369,047	20%	385,084	23%	1,116,952	20%	1,138,558	23%
Total Revenue	$1,849,441	100%	$1,663,112	100%	$5,494,194	100%	$4,923,957	100%
Revenue by Customer Type:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2019		2018		2019		2018
U.S. government:
Defense Clients	$904,389	49%	$767,340	46%	$2,608,595	48%	$2,280,892	46%
Intelligence Clients	383,422	21%	378,043	23%	1,207,709	22%	1,161,256	24%
Civil Clients	485,506	26%	444,661	27%	1,488,551	27%	1,297,823	26%
Total U.S. government	1,773,317	96%	1,590,044	96%	5,304,855	97%	4,739,971	96%
Global Commercial Clients	76,124	4%	73,068	4%	189,339	3%	183,986	4%
Total Revenue	$1,849,441	100%	$1,663,112	100%	$5,494,194	100%	$4,923,957	100%
Revenue by Whether the Company Acts as a Prime Contractor or a Sub-Contractor:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2019		2018		2019		2018
Prime Contractor	$1,714,705	93%	$1,534,912	92%	$5,064,657	92%	$4,524,247	92%
Sub-contractor	134,736	7%	128,200	8%	429,537	8%	399,710	8%
Total Revenue	$1,849,441	100%	$1,663,112	100%	$5,494,194	100%	$4,923,957	100%

Performance Obligations
Remaining performance obligations represent the transaction price of exercised contracts for which work has not yet been performed, irrespective of whether funding has or has not been authorized and appropriated as of the date of exercise. Remaining performance obligations do not include negotiated but unexercised options or the unfunded value of expired contracts.
As of December 31, 2019 and March 31, 2019, the Company had $6.7 billion and $5.8 billion, respectively, of remaining performance obligations and we expect to recognize more than half of the remaining performance obligations as revenue over the next 12 months, and approximately three quarters over the next 24 months. The remainder is expected to be recognized thereafter.
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
Contract assets primarily consist of unbilled receivables typically resulting from revenue recognized exceeding the amount billed to the customer and right to payment is not just subject to the passage of time. Contract liabilities primarily consist of advance payments, billings in excess of costs incurred and deferred revenue. Contract assets and liabilities are reported on a net contract basis at the end of each reporting period. The Company maintains an allowance for doubtful accounts to provide for an estimate of uncollected receivables. Refer to Note 5 for more information on receivables recognized from contracts accounted for under Accounting Standards Codification (ASC) No. 606, Revenue from Contracts with Customers (Topic 606).

The following table summarizes the contract balances recognized on the Company’s condensed consolidated balance sheets:

	Balance Sheet line item	December 31, 2019	March 31, 2019
Contract assets:
Current	Accounts receivable, net of allowance	$928,056	$846,372
Long-term	Other long-term assets	61,892	61,391
Total		$989,948	$907,763
Contract liabilities:
Advance payments, billings in excess of costs incurred and deferred revenue	Other current liabilities	$30,585	$21,316

Changes in contract assets and contract liabilities are primarily due to the timing difference between the Company’s performance of services and payments from customers. For the three months ended December 31, 2019 and 2018, we recognized revenue of $36 thousand and $1.9 million, respectively, and for the nine months ended December 31, 2019 and 2018, we recognized revenue of $18.5 million and $23.8 million related to our contract liabilities on April 1, 2019 and 2018, respectively. To determine revenue recognized from contract liabilities during the reporting periods, the Company allocates revenue to individual contract liability balances and applies revenue recognized during the reporting periods first to the beginning balances of contract liabilities until the revenue exceeds the balances.

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
The Company currently has outstanding shares of Class A Common Stock. Unvested Class A Restricted Common Stock holders are entitled to participate in non-forfeitable dividends or other distributions. These unvested restricted shares participated in the Company's dividends declared and were paid in the first, second, and third quarters of fiscal 2020 and 2019. As such, EPS is calculated using the two-class method whereby earnings are reduced by distributed earnings as well as any available undistributed earnings allocable to holders of unvested restricted shares. A reconciliation of the income used to compute basic and diluted EPS for the periods presented are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Earnings for basic computations (1)	$111,435	$131,190	$341,922	$326,863
Weighted-average common shares outstanding for basic computations	140,297,795	141,890,875	140,183,418	142,539,656
Earnings for diluted computations (1)	$111,438	$131,195	$341,932	$326,877
Dilutive stock options and restricted stock	1,260,632	1,166,025	1,165,217	1,293,230
Weighted-average common shares outstanding for diluted computations	141,558,427	143,056,900	141,348,635	143,832,886
Earnings per common share
Basic	$0.79	$0.92	$2.44	$2.29
Diluted	$0.79	$0.92	$2.42	$2.27
(1) During the three months ended December 31, 2019 and 2018, approximately 0.7 million and 0.9 million participating securities, respectively, were paid dividends totaling $0.2 million in both periods. During the nine months ended December 31, 2019 and 2018, approximately 0.7 million and 0.9 million participating securities, respectively, were paid dividends totaling $0.5 million in both periods. For the three months ended December 31, 2019 and 2018, there were undistributed earnings of $0.4 million and $0.7 million, respectively, allocated to the participating class of securities in both basic and diluted EPS. For the nine months ended December 31, 2019 and 2018, there were undistributed earnings of $1.3 million and $1.6 million, respectively, allocated to the participating class of securities in both basic and diluted EPS. The allocated undistributed earnings and the dividends paid comprise the difference between net income presented on the condensed consolidated statements of operations and earnings for basic and diluted computations for the three and nine months ended December 31, 2019 and 2018.
The EPS calculation for the three months ended December 31, 2019 and 2018 excludes 0.2 million and 0.1 million options, respectively, as their impact was anti-dilutive. The EPS calculation for the nine months ended December 31, 2019 and 2018 excludes 0.2 million options in both periods as their impact was anti-dilutive.
5. ACCOUNTS RECEIVABLE, NET OF ALLOWANCE
Accounts receivable, net of allowance consisted of the following:

	December 31, 2019	March 31, 2019
Current assets
Accounts receivable–billed	$503,549	$494,671
Accounts receivable–unbilled	928,056	846,372
Allowance for doubtful accounts	(3,789)	(10,679)
Accounts receivable, net of allowance	1,427,816	1,330,364
Other long-term assets
Accounts receivable–unbilled	61,892	61,391
Total accounts receivable, net	$1,489,708	$1,391,755

Unbilled amounts represent revenues for which billings have not been presented to customers at quarter-end or year-end. These amounts are generally billed and collected within one year subject to various conditions including, without limitation, appropriated and available funding. Long-term unbilled receivables not anticipated to be billed and collected within one year, which are primarily related to retainage, holdbacks, and long-term rate settlements to be billed at contract closeout, are included in other long-term assets in the accompanying condensed consolidated balance sheets. The Company recognized a (benefit) provision for doubtful accounts (including certain unbilled reserves) of $(9.2) million and $0.5 million for the three months ended December 31, 2019 and 2018, respectively, and $(7.9) million and $11.2 million for the nine months ended December 31, 2019 and 2018, respectively.
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
6. ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES
Accounts payable and other accrued expenses consisted of the following:

	December 31, 2019	March 31, 2019
Vendor payables	$398,525	$417,648
Accrued expenses	273,075	247,300
Total accounts payable and other accrued expenses	$671,600	$664,948

Accrued expenses consisted primarily of the Company’s provision for claimed indirect costs, which was approximately $217.6 million and $195.3 million as of December 31, 2019 and March 31, 2019. See Note 19 for further discussion of this provision.

7. ACCRUED COMPENSATION AND BENEFITS
Accrued compensation and benefits consisted of the following:

	December 31, 2019	March 31, 2019
Bonus	$83,147	$117,604
Retirement	84,780	37,678
Vacation	126,720	141,953
Other	26,144	28,318
Total accrued compensation and benefits	$320,791	$325,553

8. DEFERRED PAYMENT OBLIGATION
Pursuant to an Agreement and Plan of Merger, or the Merger Agreement, dated as of May 15, 2008, and subsequently amended, The Carlyle Group indirectly acquired all of the issued and outstanding stock of the Company. In connection with this transaction, on July 31, 2008 the Company established a Deferred Payment Obligation, or DPO, of $158.0 million, payable 8.5 years after the closing date of the transaction, or until settlement of all outstanding claims, less any settled claims. Pursuant to the Merger Agreement, $78.0 million of the $158.0 million DPO was required to be paid in full to the selling shareholders. On December 11, 2009, in connection with a recapitalization transaction, $100.4 million was paid to the selling shareholders, of which $78.0 million was the repayment of that portion of the DPO, with approximately $22.4 million representing accrued interest.
The remaining $80.0 million balance, which was recorded in other current liabilities, was available to indemnify the Company for certain pre-acquisition tax contingencies, related interest and penalties, and other matters pursuant to the Merger Agreement. All remaining potential claims outstanding that were able to be indemnified under the DPO related to former officers and stockholders' suits which were all settled as of December 31, 2019. See Note 19 to the accompanying condensed consolidated financial statements. Any amounts remaining after the settlement of all claims were to be paid out to the selling shareholders. On December 18, 2019, the Company paid approximately $83.0 million to the selling shareholders, of which $80.0 million was the repayment of the remaining DPO balance, with $3.0 million representing accrued interest.

9. DEBT
Debt consisted of the following:

	December 31, 2019		March 31, 2019
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Term Loan A	3.30%	$1,382,232	4.00%	$1,037,713
Term Loan B	3.55%	389,075	4.50%	391,050
Senior Notes	5.13%	350,000	5.13%	350,000
Less: Unamortized debt issuance costs and discount on debt		(16,797)		(19,002)
Total		2,104,510		1,759,761
Less: Current portion of long-term debt		(77,865)		(57,924)
Long-term debt, net of current portion		$2,026,645		$1,701,837

Term Loans and Revolving Credit Facility
On November 26, 2019 (the "Amendment Effective Date"), Booz Allen Hamilton Inc. ("Booz Allen Hamilton") and Booz Allen Hamilton Investor Corporation ("Investor"), and certain wholly-owned subsidiaries of Booz Allen Hamilton, entered into the Seventh Amendment (the "Seventh Amendment") to the Credit Agreement (as amended, the "Credit Agreement"), dated as of July 31, 2012 among Booz Allen Hamilton, Investor, certain wholly-owned subsidiaries of Booz Allen Hamilton and Bank of America, N.A., as Administrative Agent and Collateral Agent and the other lenders and financial institutions from time to time party thereto (as previously amended by the First Amendment to the Credit Agreement, dated as of August 16, 2013, the Second

Amendment to the Credit Agreement, dated as of May 7, 2014, the Third Amendment to the Credit Agreement, dated as of July 13, 2016, the Fourth Amendment to the Credit Agreement, dated as of February 6, 2017, the Fifth Amendment to the Credit Agreement, dated as of March 7, 2018, and the Sixth Amendment to the Credit agreement, dated July 23, 2018). Pursuant to the Seventh Amendment, the Company reduced the applicable margin applicable to the Term Loan B ("Term Loan B" and, together with the Term Loan A, the "Term Loans") from 2.00% to 1.75% for LIBOR loans and from 1.00% to 0.75% for base rate loans and extended the maturity of the Term Loan B to November 26, 2026. The applicable margin and maturity date applicable to the Term Loan A ( the "Term Loan A") remained unchanged.
Prior to the Seventh Amendment, approximately $389.0 million was outstanding under Term Loan B. Pursuant to the Seventh Amendment, certain lenders converted their existing Term Loan B loans into a new tranche of Term Loan B loans in an aggregate amount, along with Term Loan B loans advanced by certain new lenders, of approximately $389.0 million (the “New Refinancing Tranche B Term Loans”). The proceeds from the new lenders were used to prepay in full all of the existing Term Loan B loans that were not converted into the new Term Loan B tranche. Voluntary prepayments of the New Refinancing Tranche B Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty, subject to a 1.00% premium payable in connection with certain repricing transactions within the first six months after the Seventh Amendment. The other terms of the New Refinancing Tranche B Term Loans are generally the same as the existing Term Loan B prior to the Seventh Amendment.
As of December 31, 2019, the Credit Agreement provided Booz Allen Hamilton with a $1,382.2 million Term Loan A, a $389.1 million Term Loan B, and $500.0 million in New Revolving Commitments with a sub-limit for letters of credit of $100.0 million. As of December 31, 2019, the maturity date of Term Loan A and the termination date for the Revolving Credit Facility was July 23, 2023 and the maturity date of Term Loan B was November 26, 2026. Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement are secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor, and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement and related documentation. Subject to specified conditions, without the consent of the then-existing lenders (but subject to the receipt of commitments), the Term Loans or the Revolving Credit Facility may be expanded (or a new term loan facility or revolving credit facility added to the existing facilities) by up to (i) the greater of (x) $627 million and (y) 100% of consolidated EBITDA of Booz Allen Hamilton, as of the end of the most recently ended four quarter period for which financial statements have been delivered pursuant to the Credit Agreement plus (ii) the aggregate principal amount under which pro forma consolidated net secured leverage remains less than or equal to 3.50:1.00.
At Booz Allen Hamilton’s option, borrowings under the Secured Credit Facility bear interest based either on LIBOR (adjusted for maximum reserves, and subject to a floor of zero) for the applicable interest period or a base rate (equal to the highest of (x) the administrative agent’s prime corporate rate, (y) the overnight federal funds rate plus 0.50%, and (z) three-month LIBOR (adjusted for maximum reserves, and subject to a floor of zero) plus 1.00%), in each case plus an applicable margin, payable at the end of the applicable interest period and in any event at least quarterly. The applicable margin for Term Loan A and borrowings under the Revolving Credit Facility ranges from 1.25% to 2.00% for LIBOR loans and 0.25% to 1.00% for base rate loans, in each case based on Booz Allen Hamilton’s consolidated total net leverage ratio. The applicable margin for Term Loan B is 1.75% for LIBOR loans and 0.75% for base rate loans. Unused commitments under the Revolving Credit Facility are subject to a quarterly fee ranging from 0.20% to 0.35% based on Booz Allen Hamilton’s consolidated total net leverage ratio.
Booz Allen Hamilton occasionally borrows under the Revolving Credit Facility in anticipation of cash demands. During the first, second and third quarters of fiscal 2020, Booz Allen Hamilton accessed no amounts of its $500.0 million Revolving Credit Facility. During the first, second and third quarters of fiscal 2019, Booz Allen Hamilton accessed a total of $70.0 million of its $500.0 million Revolving Credit Facility. As of December 31, 2019 and March 31, 2019, there were no amounts outstanding under the Revolving Credit Facility.
The Credit Agreement requires quarterly principal payments of 1.25% of the stated principal amount of Term Loan A until maturity, and quarterly principal payments of 0.25% of the stated principal amount of Term Loan B until maturity.
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants include limitations on the following, in each case subject to certain exceptions: (i) indebtedness and liens; (ii) mergers, consolidations or amalgamations, liquidations, wind-ups or dissolutions, and disposition of all or substantially all assets; (iii) dispositions of property; (iv) restricted payments; (v) investments; (vi) transactions with affiliates; (vii) change in fiscal periods; (viii) negative pledges; (ix) restrictive agreements; (x) line of business; and (xi) speculative hedging. The events of default include the following, in each case subject to certain exceptions: (a) failure to make required payments under the Secured Credit Facility; (b) material breaches of representations or warranties under the Secured Credit Facility; (c) failure to observe covenants or agreements under the Secured Credit Facility; (d) failure to pay or default under certain other material indebtedness; (e) bankruptcy or insolvency; (f) certain Employee Retirement Income Security Act, or ERISA events; (g) certain material judgments; (h) actual or asserted invalidity of the Guarantee and Collateral Agreements or the other security documents or failure of the guarantees or perfected liens thereunder; and (i) a change of control. In addition, Booz Allen Hamilton is required to meet certain financial covenants at each quarter end, namely Consolidated Net Total Leverage and Consolidated Net Interest Coverage Ratios. As of December 31, 2019 and March 31, 2019, Booz Allen Hamilton was in compliance with all financial covenants associated with its debt and debt-like instruments.
For the three months ended December 31, 2019 and 2018, interest payments of $12.0 million and $10.5 million were made for Term Loan A and $3.7 million and $4.4 million were made for Term Loan B, respectively. For the nine months ended December 31, 2019 and 2018, interest payments of $39.2 million and $31.6 million were made for Term Loan A and $12.5 million and $12.4 million were made for Term Loan B, respectively.
Senior Notes
On April 25, 2017, Booz Allen Hamilton issued $350 million aggregate principal amount of its 5.125% Senior Notes (the "Senior Notes") due 2025, under an Indenture, dated as of April 25, 2017, among Booz Allen Hamilton, certain subsidiaries of Booz Allen Hamilton, as guarantors (the "Subsidiary Guarantors"), and Wilmington Trust, National Association, as trustee (the "Trustee"), as supplemented by the First Supplemental Indenture, dated as of April 25, 2017, among Booz Allen Hamilton, the Subsidiary Guarantors and the Trustee. Each of Booz Allen Hamilton's existing and future domestic restricted subsidiaries that guarantee its obligations under the Secured Credit Facility and certain other indebtedness guarantee the Senior Notes on a senior unsecured basis. Interest is payable semi-annually on May 1 and November 1 of each year, beginning on November 1, 2017, and principal is due at maturity on May 1, 2025. In connection with the Senior Notes, the Company recognized $6.7 million of issuance costs, which were recorded as an offset against the carrying value of debt and will be amortized to interest expense over the term of the Senior Notes. For both the three months ended December 31, 2019 and 2018, Booz Allen Hamilton made interest payments of $8.9 million for the Senior Notes. For both the nine months ended December 31, 2019 and 2018, Booz Allen Hamilton made interest payments of $17.9 million for the Senior Notes.
Borrowings under the Term Loans and, if used, the Revolving Credit Facility, incur interest at a variable rate. In accordance with Booz Allen Hamilton’s risk management strategy, between April 6, 2017 and April 4, 2019, Booz Allen Hamilton executed a series of interest rate swaps. As of December 31, 2019, Booz Allen Hamilton had interest rate swaps with an aggregate notional amount of $1 billion. These instruments hedge the variability of cash outflows for interest payments on the floating portion of the Company's debt. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense (See Note 10 to our condensed consolidated financial statements).
Interest on debt and debt-like instruments consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Term Loan A Interest Expense	$11,956	$10,336	$38,990	$31,523
Term Loan B Interest Expense	3,719	4,318	12,371	12,350
Interest on Revolving Credit Facility	—	—	—	61
Senior Notes Interest Expense	4,484	4,484	13,453	13,453
Deferred Payment Obligation Interest (1)	1,718	2,000	5,740	6,015
Amortization of Debt Issuance Cost (DIC) and Original Issue Discount (OID) (2)	1,174	1,230	3,632	3,848
Other	1,180	(332)	1,095	107
Total Interest Expense	$24,231	$22,036	$75,281	$67,357
(1) Interest payments on the deferred payment obligation are made twice a year in January and July. The final payment was made on December 18, 2019. See Note 8 to the condensed consolidated financial statements.
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

10. DERIVATIVES
The Company utilizes derivative financial instruments to manage interest rate risk related to its variable rate debt. The Company’s objectives in using these interest rate derivatives, which were designated as cash flow hedges, are to manage its exposure to interest rate movements and reduce volatility of interest expense. During the first quarter of fiscal 2020, the Company entered into eight floating-to-fixed interest rate swap agreements with six financial institutions with a start date of April 30, 2019 with an aggregate notional amount of $400 million. The aggregate notional amount of all interest rate swap agreements was $1 billion as of December 31, 2019. The swaps have staggered maturities, ranging from June 30, 2021 to June 30, 2025.
The floating-to-fixed interest rate swaps involve the exchange of variable interest amounts from a counterparty for the Company making fixed-rate interest payments over the life of the agreements without exchange of the underlying notional amount and effectively convert a portion of the variable rate debt into fixed interest rate debt.
Derivative instruments are recorded in the condensed consolidated balance sheet on a gross basis at estimated fair value. As of December 31, 2019, $6.5 million and $16.7 million were classified as other current liabilities and other long-term liabilities, respectively, on the condensed consolidated balance sheet. As of March 31, 2019, $1.8 million, $0.6 million, $0.9 million, and $4.3 million were classified as other current assets, other long-term assets, other current liabilities, and other long-term liabilities, respectively, on the condensed consolidated balance sheet.
For interest rate swaps designated as cash flow hedges, the changes in the fair value of derivatives is recorded in Accumulated Other Comprehensive Loss, or AOCL, net of taxes, and is subsequently reclassified into interest expense in the period that the hedged forecasted interest payments are made on the Company's variable-rate debt. The effect of derivative instruments on the accompanying condensed consolidated financial statements for the three and nine months ended December 31, 2019 and 2018 is as follows:

		Three Months Ended December 31,
Derivatives in Cash Flow Hedging Relationships	Location of Gain or Loss Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in AOCL on Derivatives		Amount of Gain or (Loss) Reclassified from AOCL into Income		Interest Expense on Condensed Consolidated Statements of Operations
		2019	2018	2019	2018	2019	2018
Interest rate swaps	Interest expense	$5,617	$(9,202)	$1,081	$(359)	$(24,231)	$(22,036)

		Nine Months Ended December 31,
Derivatives in Cash Flow Hedging Relationships	Location of Gain or Loss Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in AOCL on Derivatives		Amount of Gain or (Loss) Reclassified from AOCL into Income		Interest Expense on Condensed Consolidated Statements of Operations
		2019	2018	2019	2018	2019	2018
Interest rate swaps	Interest expense	$(20,968)	$(5,112)	$604	$(442)	$(75,281)	$(67,357)

Over the next 12 months, the Company estimates that $6.6 million will be reclassified as an increase to interest expense. Cash flows associated with periodic settlements of interest rate swaps will be classified as operating activities in the condensed consolidated statement of cash flows.
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

11. LEASES

Under Topic 842, the Company determines whether the contract is, or contains, a lease, which exists when the contract conveys the right to control the use of identified property or equipment for a period of time in exchange for consideration. Operating leases are included in operating lease ROU assets, operating lease liabilities, and operating lease liabilities, net of current portion in our condensed consolidated balance sheets. Cash payments arising from operating leases are classified within operating activities in the condensed consolidated statement of cash flows. As of December 31, 2019, the Company had no finance leases.
The Company's leases are generally for facilities and office space and the Company recognizes operating lease ROU assets and operating lease liabilities at lease commencement date for those arrangements. The initial lease liability is equal to the present value of the future minimum lease payments over the lease term. The initial measurement of the ROU asset is equal to the initial lease liability plus any initial direct costs and prepaid lease payments, less any lease incentives. At the lease commencement date the Company estimates its collateralized incremental borrowing rate based on publicly available yields adjusted for Company-specific considerations and the Company's varying lease terms in determining the present value of future payments. Certain of the Company’s leases contain options to renew or to terminate the lease which are included in the determination of the ROU assets and lease liabilities when it is reasonably certain that the Company will exercise the option. The Company's leases may also include variable lease payments, such as maintenance costs, utilities, or other variable lease-related payments which are not included in measuring ROU assets and lease liabilities and are recorded as lease expense in the period incurred.
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
The Company’s total lease cost is recorded primarily within general and administrative expenses on the condensed consolidated statement of operations and consisted of the following:

	Three Months Ended December 31, 2019	Nine Months Ended December 31, 2019
Operating lease cost	$18,187	$53,907
Short-term lease cost	2,504	7,254
Variable lease cost	3,103	8,681
Total operating lease costs	$23,794	$69,842

Future minimum operating lease payments for noncancelable operating leases as of December 31, 2019 are as follows:

For the Fiscal Year Ending March 31,	Operating Lease Payments
Remainder of 2020	$7,882
2021	59,212
2022	62,936
2023	56,975
2024	49,172
Thereafter	131,299
Total future lease payments	367,476
Less: imputed interest	(55,988)
Total lease liabilities	$311,488

Supplemental cash flow information related to leases was as follows:

Nine Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	$47,538
Operating lease liabilities arising from obtaining ROU assets (1)	16,348

(1) Includes all noncash increases and decreases arising from new or remeasured operating lease arrangements

Other information related to leases was as follows:

As of December 31, 2019
Weighted average remaining lease term (in years)	6.13
Weighted average discount rate	4.66%

12. INCOME TAXES
The Company’s effective income tax rates were 23.6% and 5.9% for the three months ended December 31, 2019 and 2018, respectively, and 23.7% and 17.2% for the nine months ended December 31, 2019 and 2018, respectively. The increase in the effective tax rate as compared to the same period last fiscal year was primarily due to a net tax benefit of $29.0 million related to the re-measurement of the related deferred tax balance associated with the Tax Cuts and Jobs Act (the "2017 Tax Act") recognized in the third quarter of fiscal 2019. The effective tax rates of 23.6% and 23.7% for the three and nine months ended December 31, 2019 differ from the federal statutory rate of 21.0% primarily due to the inclusion of state and foreign income taxes and permanent rate differences, which are predominantly related to meals and entertainment and certain executive compensation, partially offset by discrete tax items.
The Company is currently contesting tax assessments from the District of Columbia Office of Tax and Revenue for fiscal years 2013 through 2015 at various stages of applicable administrative and judicial processes, with a combined amount at issue of approximately $11.4 million, net of associated federal tax benefits as of December 31, 2019. The Company has taken similar tax positions with respect to subsequent fiscal years, totaling in aggregate $33.5 million. As of December 31, 2019, the Company does not maintain reserves for any uncertain tax positions related to the contested tax benefits or the similar tax positions taken in the subsequent fiscal years. Given the recoverable nature of the state tax expense, the Company does not believe that the resolution of these matters will have a material adverse effect on its results of operations, cash flows or financial condition.
The Company maintained a reserve of $10.2 million as of December 31, 2019 relating to the acquisition of eGov Holdings, Inc. (d/b/a Aquilent) in the fourth quarter of fiscal 2017 for pre-acquisition period tax return uncertain tax positions.

13. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	December 31, 2019	March 31, 2019
Deferred rent (1)	$—	$78,658
Postretirement benefit obligations	129,567	124,925
Other (2)	132,111	71,816
Total other long-term liabilities	$261,678	$275,399

(1) Deferred rent balance was reclassified to operating lease right-of-use assets on the condensed consolidated balance sheet as a result of the adoption of Topic 842. See Notes 2 and 11, respectively, to the condensed consolidated financial statements.
(2) Because of condensed financial statement presentation, components of other long-term liabilities at December 31, 2019 and March 31, 2019 primarily include the Company's long-term disability obligation, the long-term liability portion of the Company's derivative instruments, income tax reserves and deferred tax liabilities.

14. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company sponsors the Employees’ Capital Accumulation Plan, or ECAP, which is a qualified defined contribution plan that covers eligible U.S. and international employees. ECAP provides for distributions, subject to certain vesting provisions, to participants by reason of retirement, death, disability, or termination of employment. The Company has an annual matching contribution of up to 6% of eligible annual income as determined by the Internal Revenue Code for the ECAP.  Total expense recognized under ECAP was $36.7 million and $32.3 million for the three months ended December 31, 2019 and 2018, respectively, and $109.8 million and $98.5 million for the nine months ended December 31, 2019 and 2018, respectively. The Company-paid contributions were $20.4 million and $17.3 million for the three months ended December 31, 2019 and 2018, respectively, and $62.4 million and $51.7 million for the nine months ended December 31, 2019 and 2018, respectively.

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
The components of net postretirement medical expense for the Officer Medical Plan were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Service cost	$1,238	$1,488	$3,716	$4,464
Interest cost	1,214	1,283	3,644	3,847
Net actuarial loss	—	527	—	1,581
Total postretirement medical expense	$2,452	$3,298	$7,360	$9,892

The service cost component of net periodic benefit cost is included in cost of revenue and general and administrative expenses, and the non-service cost components of net periodic benefit cost (interest cost and net actuarial loss) is included as part of other income (expense), net in the accompanying condensed consolidated statements of operations.
As of December 31, 2019 and March 31, 2019, the unfunded status of the post-retirement medical plan was $124.9 million and $120.3 million, respectively, which is included in other long-term liabilities in the accompanying condensed consolidated balance sheets.
Long-term Disability Benefits
The Company offers medical and dental benefits to inactive employees (and their eligible dependents) on long-term disability. These benefits do not vary with an employee's years of service; therefore, the Company is required to accrue the costs of the benefits at the date the inactive employee becomes disability eligible and elects to participate in the benefit. The accrued cost for such benefits is calculated using an actuarial estimate. The accrued cost for these benefits was $11.6 million at both December 31, 2019 and March 31, 2019, and is presented in other long-term liabilities in the accompanying condensed consolidated balance sheets.
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
The fair values of plan investments and obligations at December 31, 2019 and March 31, 2019 were $7.0 million and $3.2 million, respectively, and were recorded in other long term assets and in other long term liabilities, respectively, in the condensed consolidated balance sheets. Adjustments to the fair value of the plan investments and obligations are recorded in operating expenses.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS
All amounts recorded in other comprehensive loss are related to the Company's post-retirement plans and interest rate swaps designated as cash flow hedges. The following table shows the changes in accumulated other comprehensive income (loss), net of tax:

	Three Months Ended December 31, 2019			Nine Months Ended December 31, 2019
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of period	$(9,018)	$(22,101)	$(31,119)	$(9,068)	$(2,122)	$(11,190)
Other comprehensive income (loss) before reclassifications (1)	—	4,147	4,147	—	(15,480)	(15,480)
Amounts reclassified from accumulated other comprehensive loss	17	798	815	67	446	513
Net current-period other comprehensive income (loss)	17	4,945	4,962	67	(15,034)	(14,967)
End of period	$(9,001)	$(17,156)	$(26,157)	$(9,001)	$(17,156)	$(26,157)

(1) Changes in other comprehensive income (loss) before reclassification for derivatives designated as cash flow hedges are recorded net of tax expense of $1.5 million and income tax benefit of $5.5 million for the three and nine months ended December 31, 2019, respectively.

	Three Months Ended December 31, 2018			Nine Months Ended December 31, 2018
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of period	$(20,124)	$8,807	$(11,317)	$(20,955)	$5,849	$(15,106)
Other comprehensive loss before reclassifications (2)	—	(6,792)	(6,792)	—	(3,773)	(3,773)
Amounts reclassified from accumulated other comprehensive loss	447	(266)	181	1,278	(327)	951
Net current-period other comprehensive income (loss)	447	(7,058)	(6,611)	1,278	(4,100)	(2,822)
End of period	$(19,677)	$1,749	$(17,928)	$(19,677)	$1,749	$(17,928)

(2) Changes in other comprehensive loss before reclassification for derivatives designated as cash flow hedges are recorded net of tax benefits of $2.4 million and $1.3 million for the three and nine months ended December 31, 2018, respectively.

The following table presents the reclassifications out of accumulated other comprehensive loss to net income:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Amounts reclassified from accumulated other comprehensive loss:
Post-retirement plans (Note 14):
Amortization of net actuarial loss included in net periodic benefit cost	$22	$551	$88	$1,652
Tax benefit (expense)	(5)	(104)	(21)	(374)
Net of tax	$17	$447	$67	$1,278
Derivatives designated as cash flow hedges (Note 10):
Reclassification of hedge (loss) gain	$1,081	$(359)	$604	$(442)
Tax benefit (expense)	(283)	93	(158)	115
Net of tax	$798	$(266)	$446	$(327)

16. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense recognized in the condensed consolidated statements of operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Cost of revenue	$3,018	$2,198	$7,490	$6,176
General and administrative expenses	7,970	7,768	19,306	17,055
Total	$10,988	$9,966	$26,796	$23,231

The following table summarizes the total stock-based compensation expense recognized in the condensed consolidated statements of operations by the following types of equity awards:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Equity Incentive Plan Options	$762	$675	$1,968	$1,594
Class A Restricted Common Stock	10,226	9,291	24,828	21,637
Total	$10,988	$9,966	$26,796	$23,231

As of December 31, 2019, there was $40.5 million of total unrecognized compensation cost related to unvested stock-based compensation agreements. The unrecognized compensation cost as of December 31, 2019 is expected to be fully amortized over the next 4.25 years. Absent the effect of accelerating stock compensation cost for any departures of employees who may continue to vest in their equity awards, the following table summarizes the unrecognized compensation cost and the weighted-average period the cost is expected to be amortized.

	December 31, 2019
	Unrecognized Compensation Cost	Weighted Average Remaining Period to be Recognized (in years)
Equity Incentive Plan Options	$4,244	3.62
Class A Restricted Common Stock	36,302	1.89
Total	$40,546

Equity Incentive Plan
As of December 31, 2019, there were 1,874,971 Equity Incentive Plan options outstanding, of which 820,403 were unvested.
Grants of Restricted Stock Units and Class A Restricted Common Stock
During the three months ended December 31, 2019, the Board of Directors granted 17,929 restricted stock units to certain employees of the Company. The aggregate value of these awards was $1.3 million based on the grant date stock price, which ranged from $69.94 to $70.86.
Employee Stock Purchase Plan
For the quarterly offering period that closed on December 31, 2019, 56,149 Class A Common Stock shares were purchased by employees under the Company's Employee Stock Purchase Plan, or ESPP. Since the program's inception, 2,596,252 shares have been purchased by employees.

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
A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The financial instruments measured at fair value in the accompanying condensed consolidated balance sheets consist of the following:

	Recurring Fair Value Measurements as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Long term deferred compensation costs (2)	6,977	—	—	6,977
Total Assets	$6,977	$—	$—	$6,977
Liabilities:
Contingent consideration liability (3)	$—	$—	$1,224	1,224
Current derivative instruments (1)	—	6,533	—	6,533
Long term derivative instruments (1)	—	16,703	—	16,703
Long term deferred compensation costs (2)	6,977	—	—	6,977
Total Liabilities	$6,977	$23,236	$1,224	$31,437

	Recurring Fair Value Measurements as of March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Current derivative instruments (1)	$—	$1,790	$—	$1,790
Long term derivative instruments (1)	—	614	—	614
Long term deferred compensation costs (2)	3,169	—	—	3,169
Total Assets	$3,169	$2,404	$—	$5,573
Liabilities:
Contingent consideration liability (3)	$—	$—	$1,224	$1,224
Current derivative instruments (1)	—	929	—	929
Long term derivative instruments (1)	—	4,347	—	4,347
Long term deferred compensation costs (2)	3,169	—	—	3,169
Total Liabilities	$3,169	$5,276	$1,224	$9,669

(1) The Company’s interest rate swaps are considered over-the-counter derivatives and fair value is estimated based on the present value of future cash flows using a model-derived valuation that uses Level 2 observable inputs such as interest rate yield curves. See Note 10 to the condensed consolidated financial statements for further discussion on the Company’s derivative instruments designated as cash flow hedges.
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
(3) The Company recognized a contingent consideration liability of $3.6 million in connection with its acquisition of Aquilent in fiscal 2017. As of both December 31, 2019 and March 31, 2019, the estimated fair value of the contingent consideration liability was $1.2 million, and was valued using probability-weighted cash flows, which is based on the use of Level 3 fair value measurement inputs.
The fair value of the Company's cash and cash equivalents, which are Level 1 inputs, approximated its carrying values at December 31, 2019 and March 31, 2019. The fair value of the Company's debt instruments approximated its carrying value at December 31, 2019 and March 31, 2019. The fair value of debt is determined using quoted prices or other market information obtained from recent trading activity of each debt tranche in markets that are not active (Level 2 inputs). The fair value is corroborated by prices derived from the interest rate spreads of recently completed leveraged loan transactions of a similar credit profile, industry, and terms to that of the Company. The fair value of the Senior Notes is determined using quoted prices or other market information obtained from recent trading activity in the high-yield bond market (Level 2 inputs).
18. RELATED-PARTY TRANSACTIONS
Two of our directors currently serve on the board of directors of a subcontractor to which the Company subcontracted $21.5 million and $61.3 million of services for the three and nine months ended December 31, 2019, respectively.

19. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Third-Party Guarantees
As of December 31, 2019 and March 31, 2019, the Company was contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that totaled $10.6 million and $9.5 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At December 31, 2019 and March 31, 2019, approximately $0.9 million and $1.0 million, respectively, of these instruments reduced the available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $15.0 million facility established in fiscal 2015 of which $5.3 million and $6.5 million were available to the Company at December 31, 2019 and March 31, 2019, respectively.

Government Contracting Matters - Provision for Claimed Indirect Costs
For both the three months ended December 31, 2019 and 2018, approximately 96% of the Company's revenue was generated from contracts where the end user was an agency or department of the U.S. government, including contracts where the Company performed either as a prime contractor or subcontractor, and regardless of the geographic location in which the work was performed. For the nine months ended December 31, 2019 and 2018, approximately 97% and 96% of the Company's revenue, respectively, was generated from such contracts. U.S. government contracts and subcontracts are subject to extensive legal and regulatory requirements. From time to time and in the ordinary course of business, agencies of the U.S. government audit our claimed indirect costs and conduct inquiries and investigations of our business practices with respect to government contracts to determine whether the Company’s operations are conducted in accordance with these requirements and the terms of the relevant contracts. U.S. government agencies, including the Defense Contract Audit Agency (DCAA), routinely audit our claimed indirect costs for compliance with the Cost Accounting Standards and the Federal Acquisition Regulation. These agencies also conduct reviews and investigations and make inquiries regarding our accounting and other systems in connection with our performance and business practices with respect to our government contracts and subcontracts. U.S. government audits, inquiries, or investigations of the Company, whether related to the Company's U.S. government contracts or subcontracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including withholding of payments, suspension of payments, repayments, fines, or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting. Management believes it has recorded the appropriate provision for claimed indirect costs for any audit, inquiry, or investigation of which it is aware that may be subject to any reductions and/or penalties. As of December 31, 2019 and March 31, 2019, the Company had recorded liabilities of approximately $217.6 million and $195.3 million, respectively, for estimated adjustments to claimed indirect costs based on its historical DCAA audit results, including the final resolution of such audits with the Defense Contract Management Agency, for claimed indirect costs incurred subsequent to fiscal 2011, and for contracts not yet closed that are subject to audit and final resolution.
Litigation
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government, which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of December 31, 2019 and March 31, 2019, there were no material amounts accrued in the condensed consolidated financial statements related to these proceedings.
Six former officers and stockholders who had departed the Company prior to the acquisition of the Company by the Carlyle Group (the "Carlyle Acquisition") have filed a total of nine suits in various jurisdictions, with original filing dates ranging from July 3, 2008 through December 15, 2009, against us and certain of our current and former directors and officers. Three of these suits were amended on July 2, 2010 and then further amended into one consolidated complaint on September 7, 2010. Another two of the original nine suits were consolidated into one complaint on September 24, 2014. Each of the suits arises out of the Carlyle Acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the Carlyle Acquisition. Some of the suits also allege that the acquisition price paid to stockholders was insufficient. The various suits assert claims for breach of contract, tortious interference with contract, breach of fiduciary duty, civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations, violations of ERISA, and/or securities and common law fraud. Three of these suits have been dismissed with all appeals exhausted. The two suits that were consolidated into one action on September 24, 2014 were settled on April 16, 2015. One of the remaining suits has been dismissed by the United States District Court for the Southern District of California and such dismissal was upheld by the United States Court of Appeals for the Ninth Circuit. The plaintiff in this suit subsequently filed a Petition for Writ of Certiorari to the United States Supreme Court, which was denied by the United States Supreme Court on January 9, 2017. The other three remaining suits that were previously consolidated on September 7, 2010 have been dismissed by the United States District Court for the Southern District of New York and were on appeal before the United States Court of Appeals for the Second Circuit. On July 13, 2017, the United States Court of Appeals for the Second Circuit

affirmed the ruling of the United States District Court for the Southern District of New York, except for one plaintiff’s securities fraud claim, which was remanded to the United States District Court for the Southern District of New York to give the plaintiff, Paul Kocourek, leave to file another amended complaint to attempt to plead a securities fraud claim. On April 6, 2018, the plaintiff filed an amended complaint in which Mr. Kocourek, individually, as Trustee of the Paul Kocourek Trust and on behalf of a putative class, alleges that the Company and certain former officers and directors violated Sections 10(b), 20(a) and 14(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. On June 2, 2019, the United States District Court for the Southern District of New York granted defendants' motion to dismiss the amended complaint in its entirety. On July 11, 2019, the plaintiff filed a notice to appeal the ruling. On October 17, 2019, the plaintiff and the defendants reached an agreement to settle this matter. Pursuant to that agreement, the plaintiff was obligated to dismiss his appeal. On November 12, 2019, the parties filed a stipulation withdrawing the appeal, which was ordered by the court the same day.
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
On November 13, 2017, a Verified Shareholder Derivative Complaint was filed in the United States District Court for the District of Delaware styled Celine Thum v. Rozanski et al., C.A. No. 17-cv-01638, naming the Company as a nominal defendant and numerous current and former officers and directors as defendants. The complaint asserts claims for breach of fiduciary duties, unjust enrichment, waste of corporate assets, abuse of control, gross mismanagement, and violations of Sections 14(a), 10(b) and 20(a) of the Exchange Act, purportedly relating to matters that are the subject of the DOJ investigation described above. The parties have stipulated to a stay of the proceedings pending the outcome of the securities litigation (described above), which the court so ordered on January 24, 2018. At a status conference on October 31, 2019, the court ordered the parties to meet and confer and submit a status report by November 29, 2019. On December 12, 2019, the court ordered that the stay remain in effect. At this stage of the lawsuit, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with the lawsuit.

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
Overview
We are a leading provider of management and technology consulting, analytics, digital solutions, engineering, mission operations, and cyber expertise to U.S. and international governments, major corporations, and not-for-profit organizations. Our ability to deliver value to our clients has always been, and continues to be, a product of the strong character, expertise and tremendous passion of our people. Our approximately 27,200 employees work to solve hard problems by making clients' missions their own, combining decades of consulting and domain expertise with functional expertise in areas such as analytics, digital solutions, engineering, and cyber, all fostered by a culture of innovation that extends to all reaches of the company.

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
During the third quarter of fiscal 2020, the Company generated year over year revenue growth, delivered improved earnings over the prior year period, and increased client staff headcount.
Revenue increased 11.2% from the three months ended December 31, 2018 to the three months ended December 31, 2019 and increased 11.6% from the nine months ended December 31, 2018 to the nine months ended December 31, 2019 primarily driven by sustained strength in client demand and headcount growth. Revenue also benefited from higher billable expenses as compared to the prior year period.
Operating income increased 4.4% to $169.0 million in the three months ended December 31, 2019 from $161.9 million in the three months ended December 31, 2018, while operating margin decreased to 9.1% from 9.7% in the comparable period. Operating income increased $52.8 million to $520.1 million in the nine months ended December 31, 2019 from $467.3 million in the nine months ended December 31, 2018, while operating margin was 9.5% for both periods. The increase in the current quarter operating income was primarily driven by the same factors as growth in revenue as well as improved contract performance compared to the prior year period. The Company also benefited from an $11.2 million reduction in expense in the prior year period as a result of an amendment and associated revaluation of our long term disability plan liability. The Company also incurred incremental legal costs during the three and nine months ended December 31, 2019 in response to the U.S. Department of Justice investigation and matters which purport to relate to the investigation, a portion of which was offset by the receipt of insurance reimbursements. We expect to incur additional costs in the future. Based on the information currently available, the Company is not able to reasonably estimate the expected long-term incremental legal costs or amounts that may be reimbursed associated with this investigation and these related matters.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except share and per share data)	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Revenue, Excluding Billable Expenses
Revenue	$1,849,441	$1,663,112	$5,494,194	$4,923,957
Billable expenses	600,522	510,047	1,691,543	1,465,831
Revenue, Excluding Billable Expenses	$1,248,919	$1,153,065	$3,802,651	$3,458,126
Adjusted Operating Income
Operating Income	$169,045	$161,932	$520,126	$467,295
Transaction expenses (a)	1,069	—	1,069	3,660
Adjusted Operating Income	$170,114	$161,932	$521,195	$470,955
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue & Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses
Net income	$112,026	$132,037	$343,737	$328,954
Income tax expense	34,697	8,232	106,993	68,569
Interest and other, net (b)	22,322	21,663	69,396	69,772
Depreciation and amortization	20,655	17,780	60,308	50,359
EBITDA	189,700	179,712	580,434	517,654
Transaction expenses (a)	1,069	—	1,069	3,660
Adjusted EBITDA	$190,769	$179,712	$581,503	$521,314
Adjusted EBITDA Margin on Revenue	10.3%	10.8%	10.6%	10.6%
Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses	15.3%	15.6%	15.3%	15.1%
Adjusted Net Income
Net income	$112,026	$132,037	$343,737	$328,954
Transaction expenses (a)	1,069	—	1,069	3,660
Release of income tax reserves (c)	—	(462)	—	(462)
Re-measurement of deferred tax assets/liabilities (d)	—	(28,972)	—	(27,908)
Amortization or write-off of debt issuance costs and write-off of original issue discount	886	533	1,945	2,401
Adjustments for tax effect (e)	(509)	(139)	(784)	(1,576)
Adjusted Net Income	$113,472	$102,997	$345,967	$305,069
Adjusted Diluted Earnings Per Share
Weighted-average number of diluted shares outstanding	141,558,427	143,056,900	141,348,635	143,832,886
Adjusted Net Income Per Diluted Share (f)	$0.80	$0.72	$2.45	$2.12
Free Cash Flow
Net cash provided by operating activities	$99,780	$8,636	$366,459	$283,203
Less: Purchases of property, equipment and software	(30,734)	(18,404)	(90,712)	(58,076)
Free Cash Flow	$69,046	$(9,768)	$275,747	$225,127

(a)	Fiscal 2020 and fiscal 2019 reflect debt refinancing costs incurred in connection with the refinancing transactions consummated on November 26, 2019 and July 23, 2018, respectively.

(b)	Reflects the combination of Interest expense and Other income (expense), net from the condensed consolidated statement of operations.

(c)	Release of pre-acquisition income tax reserves assumed by the Company in connection with the Carlyle Acquisition.

(d)	Reflects the adjustments made to the provisional income tax benefit associated with the re-measurement of the Company’s deferred tax assets and liabilities as a result of the 2017 Tax Act.

(e)
Reflects the tax effect of adjustments at an assumed effective tax rate of 26%, which approximates the blended federal and state tax rates and consistently excludes the impact of other tax credits and incentive benefits realized.

(f)
Excludes adjustments of approximately $0.6 million and $1.8 million of net earnings for the three and nine months ended December 31, 2019, respectively, and excludes adjustments of approximately $0.8 million and $2.1 million of net earnings for the three and nine months ended December 31, 2018 associated with the application of the two-class method for computing diluted earnings per share.

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

•
uncertainty around the timing, extent, nature and effect of Congressional and other U.S. government actions to approve funding of the U.S. government, address budgetary constraints, including caps on the discretionary budget for defense and non-defense departments and agencies, as established by the Bipartisan Budget Control Act of 2011 ("BCA") and subsequently adjusted by the American Tax Payer Relief Act of 2012, the Bipartisan Budget Act of 2013, the Bipartisan Budget Act of 2015, the Bipartisan Budget Act of 2018, and the Bipartisan Budget Act of 2019 and address the ability of Congress to determine how to allocate the available budget authority and pass appropriations bills to fund both U.S. government departments and agencies that are, and those that are not, subject to the caps;

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

Sources of Revenue
Substantially all of our revenue is derived from services provided under contracts and task orders with the U.S. government, primarily by our consulting staff and, to a lesser extent, our subcontractors. Funding for our contracts and task orders is generally linked to trends in budgets and spending across various U.S. government agencies and departments. We provide services under a large portfolio of contracts and contract vehicles to a broad client base, and we believe that our diversified contract and client base lessens potential volatility in our business; however, a reduction in the amount of services that we are contracted to provide to the U.S. government or any of our significant U.S. government clients could have a material adverse effect on our business and results of operations. In particular, the Department of Defense is one of our significant clients, and the BCA (as amended by the American Taxpayer Relief Act of 2012, the Bipartisan Budget Act of 2013, the Bipartisan Budget Act of 2015, the Bipartisan Budget Act of 2018 and the Bipartisan Budget Act of 2019), provides for automatic spending cuts (referred to as sequestration) totaling approximately $1.2 trillion between 2013 and 2021, including an estimated $500 billion in federal defense spending cuts over this time period. The Bipartisan Budget Act of 2019 raised BCA spending caps on defense spending by $90 billion for government fiscal 2020, and $81 billion for government fiscal 2021. For non-defense funding, the Bipartisan Budget Act of 2019 raised BCA spending caps by $78 billion for government fiscal 2020 and $72 billion for government fiscal 2021. While the American Taxpayer Relief Act of 2012, the Bipartisan Budget Act of 2013, the Bipartisan Budget Act of 2015, the Bipartisan Budget Act of 2018 and the Bipartisan Budget Act of 2019 all negated and raised budget limits put in place by the BCA for both defense and non-defense spending, there can be no assurance that any spending cuts implemented in the future would be similarly negated. This could result in a commensurate reduction in the amount of services that we are contracted to provide to the U.S. government and could have a material adverse effect on our business and results of operations.
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
The table below presents the percentage of total revenue for each type of contract:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Cost-reimbursable	57%	54%	57%	53%
Time-and-materials	23%	23%	23%	24%
Fixed-price	20%	23%	20%	23%

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

Our People
Revenue from our contracts is derived from services delivered by consulting staff and, to a lesser extent, from our subcontractors. Our ability to hire, retain, and deploy talent with skills appropriately aligned with client needs is critical to our ability to grow our revenue. We continuously evaluate whether our talent base is properly sized and appropriately compensated, and contains an optimal mix of skills to be cost competitive and meet the rapidly evolving needs of our clients. We seek to achieve that result through recruitment and management of capacity and compensation. As of December 31, 2019 and 2018, we employed approximately 27,200 and 25,800 people, respectively, of which approximately 24,300 and 23,100, respectively, were consulting staff.
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
The following table summarizes the value of our contract backlog at the respective dates presented:

	As of December 31,
	2019	2018
	(In millions)
Backlog:
Funded	$3,521	$3,545
Unfunded	5,308	4,501
Priced options	13,128	12,408
Total backlog	$21,957	$20,454
Our total backlog consists of remaining performance obligations, certain orders under contracts for which the period of performance has expired, and unexercised option periods and other unexercised optional orders. As of December 31, 2019, the Company had $6.7 billion of remaining performance obligations and we expect to recognize more than half of the remaining performance obligations as revenue over the next 12 months, and approximately three quarters over the next 24 months. The remainder is expected to be recognized thereafter. However, given the uncertainties discussed below, as well as the risks described in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all. Our backlog includes orders under contracts that in some cases extend for several years. The U.S. Congress generally appropriates funds for our clients on a yearly basis, even though their contracts with us may call for performance that is expected to take a number of years to complete. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until the U.S. Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.
We view growth in total backlog and consulting staff headcount as the two key measures of our potential business growth. Growing and deploying consulting staff is the primary means by which we are able to achieve profitable revenue growth. To the extent that we are able to hire additional consulting staff and deploy them against funded backlog, we generally recognize increased revenue. Total backlog increased by 7.3% from December 31, 2018 to December 31, 2019. Additions to funded backlog during the twelve months ended December 31, 2019 totaled $7.3 billion in comparison to $7.2 billion for the comparable period, as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options. We report internally on our backlog on a monthly basis and review backlog upon occurrence of certain events to determine if any adjustments are necessary.

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
In addition, contract backlog includes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the funded backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a predetermined expiration date such as the end of the U.S. government's fiscal year. The revenue value of orders included in contract backlog that has not been recognized as revenue due to period of performance expirations has not exceeded approximately 5.2% of total backlog as of December 31, 2019 and any of the four preceding fiscal quarters.
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

Critical Accounting Estimates and Policies
Our critical accounting estimates and policies are disclosed in the Critical Accounting Estimates and Policies section in Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended March 31, 2019. Effective April 1, 2019, we adopted Topic 842 using the modified retrospective transition approach. Refer to Note 2 and Note 11 to our accompanying condensed consolidated financial statements for information related to our adoption of new accounting standards and for additional information related to leases. There were no other material changes to our critical accounting policies, estimates or judgments that occurred in the quarterly period covered by this report.
Recent Accounting Pronouncements
See Note 2 to our accompanying condensed consolidated financial statements for information related to our adoption of new accounting standards and for information on our anticipated adoption of recently issued accounting standards.
Results of Operations
The following table sets forth items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended December 31,		Percent	Nine Months Ended December 31,		Percent
	2019	2018	Change	2019	2018	Change
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
	(In thousands)			(In thousands)
Revenue	$1,849,441	$1,663,112	11.2%	$5,494,194	$4,923,957	11.6%
Operating costs and expenses:
Cost of revenue	813,500	750,680	8.4%	2,498,096	2,285,062	9.3%
Billable expenses	600,522	510,047	17.7%	1,691,543	1,465,831	15.4%
General and administrative expenses	245,719	222,673	10.3%	724,121	655,410	10.5%
Depreciation and amortization	20,655	17,780	16.2%	60,308	50,359	19.8%
Total operating costs and expenses	1,680,396	1,501,180	11.9%	4,974,068	4,456,662	11.6%
Operating income	169,045	161,932	4.4%	520,126	467,295	11.3%
Interest expense	(24,231)	(22,036)	10.0%	(75,281)	(67,357)	11.8%
Other income (expense), net	1,909	373	NM	5,885	(2,415)	NM
Income before income taxes	146,723	140,269	4.6%	450,730	397,523	13.4%
Income tax expense	34,697	8,232	NM	106,993	68,569	56.0%
Net income	$112,026	$132,037	(15.2)%	$343,737	$328,954	4.5%
NM - Not meaningful.
Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018
Revenue
Revenue increased to $1,849.4 million from $1,663.1 million, or an 11.2% increase, primarily driven by sustained strength in client demand and headcount growth. Revenue also benefited from higher billable expenses as compared to the prior year period. Total headcount as of December 31, 2019 increased approximately 1,400 compared to December 31, 2018.
Cost of Revenue
Cost of revenue increased to $813.5 million from $750.7 million, or an 8.4% increase. The increase was primarily due to increases in salaries and salary-related benefits of $65.9 million. The increase in salaries and salary-related benefits was driven by increased headcount and annual base salary increases. Cost of revenue as a percentage of revenue was 44.0% and 45.1% for the three months ended December 31, 2019 and 2018, respectively.

Billable Expenses
Billable expenses increased to $600.5 million from $510.0 million, or a 17.7% increase, primarily attributable to an increase in the use of subcontractors in the current quarter driven by client demand and an increase in contracts which require the Company to incur direct expenses on behalf of clients over the prior year period. Billable expenses as a percentage of revenue were 32.5% and 30.7% for the three months ended December 31, 2019 and 2018, respectively.
General and Administrative Expenses
General and administrative expenses increased to $245.7 million from $222.7 million, or a 10.3% increase, primarily due to increases in salaries and salary-related benefits of $7.6 million, driven by an increase in headcount growth as well as annual base salary increases and an increase in other business expenses and professional fees of $14.7 million. General and administrative expenses as a percentage of revenue were 13.3% and 13.4% for the three months ended December 31, 2019 and 2018, respectively.
Depreciation and Amortization
Depreciation and amortization increased to $20.7 million from $17.8 million, or a 16.2% increase, primarily due to increases in depreciation expense resulting from the effects of higher capital expenditures in fiscal 2019.
Interest Expense
Interest expense increased to $24.2 million from $22.0 million, or a 10.0% increase, primarily as a result of increases in interest expense related to the $400 million Delayed Draw Facility (as defined below), which the Company drew down in April 2019.
Income Tax Expense
Income tax expense increased to $34.7 million from $8.2 million, primarily due to an increase in pre-tax income as compared to the prior year period and the re-measurement of deferred income taxes in the third quarter of fiscal 2019. The effective tax rate increased to 23.6% for the three months ended December 31, 2019 from 5.9% for the three months ended December 31, 2018.

Nine Months Ended December 31, 2019 Compared to Nine Months Ended December 31, 2018
Revenue
Revenue increased to $5,494.2 million from $4,924.0 million, or an 11.6% increase, primarily driven by sustained strength in client demand and headcount growth. Revenue also benefited from higher billable expenses as compared to the prior year period.
Cost of Revenue
Cost of revenue increased to $2,498.1 million from $2,285.1 million or a 9.3% increase. The increase was primarily due to increases in salaries and salary-related benefits of $188.1 million driven by increased headcount and annual base salary increases, and higher incentive compensation and retirement plan contributions of $21.0 million. Cost of revenue as a percentage of revenue was 45.5% and 46.4% for the nine months ended December 31, 2019 and 2018, respectively.
Billable Expenses
Billable expenses increased to $1,691.5 million from $1,465.8 million or a 15.4% increase, primarily attributable to an increase in the use of subcontractors in the current year driven by client demand and an increase in contracts which require the Company to incur direct expenses on behalf of clients over the prior year period. Billable expenses as a percentage of revenue were 30.8% and 29.8% for the nine months ended December 31, 2019 and 2018, respectively.
General and Administrative Expenses
General and administrative expenses increased to $724.1 million from $655.4 million, or a 10.5% increase, primarily due to increases in salaries and salary-related benefits of $36.3 million, driven by an increase in headcount growth as well as annual base salary increases, and an increase in other business expenses and professional fees of $29.1 million. General and administrative expenses as a percentage of revenue were 13.2% and 13.3% for the nine months ended December 31, 2019 and 2018, respectively.
Depreciation and Amortization
Depreciation and amortization increased to $60.3 million from $50.4 million, or a 19.8% increase, primarily due to increases in depreciation expense resulting from the effects of higher capital expenditures in fiscal 2019 and fiscal 2020.

Interest Expense
Interest expense increased to $75.3 million from $67.4 million, or an 11.8% increase, primarily as a result of increases in interest expense related to the $400 million Delayed Draw Facility which the Company drew down in April 2019.
Income Tax Expense
Income tax expense increased to $107.0 million from $68.6 million, or a 56.0% increase, primarily due to an increase in pre-tax income as compared to the prior year period and the re-measurement of deferred income taxes in fiscal 2019. The effective tax rate increased to 23.7% from 17.2% for the nine months ended December 31, 2019 and 2018, respectively.
We have been engaged in a project to review and improve the method by which we identify expenditures that qualify for the research and development tax credit. This project is ongoing; however, we expect to complete the review and implement changes in our methodology in the fourth quarter of fiscal 2020. After completion, we expect to record a tax benefit in our tax provision, which could potentially have a material impact on our condensed consolidated financial statements. Assuming adequate levels of taxable income, our improved methodology for identifying expenditures that qualify for the research and development tax credit could provide tax benefits in future years that are expected to lower our future effective tax rate.

Liquidity and Indebtedness
The following table presents selected financial information as of December 31, 2019 and March 31, 2019 and for the first nine months of fiscal 2020 and 2019:

	December 31, 2019	March 31, 2019
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$696,821	$283,990
Total debt	2,104,510	1,759,761

	Nine Months Ended December 31,
	2019	2018
	(Unaudited)	(Unaudited)
	(In thousands)
Net cash provided by operating activities	$366,459	$283,203
Net cash used in investing activities	(90,712)	(58,096)
Net cash provided by (used in) financing activities	137,084	(300,206)
Total increase (decrease) in cash and cash equivalents	$412,831	$(75,099)
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
Operating Cash Flow
Net cash provided by operations is primarily affected by the overall profitability of our contracts, our ability to invoice and collect cash from clients in a timely manner, our ability to manage our vendor payments and the timing of cash paid for income taxes. Continued uncertainty in global economic conditions may also affect our business as customers and suppliers may decide to downsize, defer, or cancel contracts, which could negatively affect the operating cash flows. Net cash provided by operations was $366.5 million in the nine months ended December 31, 2019 compared to $283.2 million in the prior year period, or a 29.4% increase. The increase in operating cash flows was primarily due to the collection of our revenue and net income growth.
Investing Cash Flow
Net cash used in investing activities was $90.7 million in the nine months ended December 31, 2019 compared to $58.1 million in the prior year period, or a 56.1% increase. The increase in net cash used in investing activities was primarily due to an increase in capital expenditures over the prior period primarily related to investments in our facilities and infrastructure and information technology.
Financing Cash Flow
Net cash provided by financing activities was $137.1 million in the nine months ended December 31, 2019 compared to $300.2 million in net cash used in financing activities in the prior year period. The increase in net cash provided by financing activities was primarily due to proceeds of $400 million from drawing down on our Delayed Draw Facility and a $144.2 million decrease in share repurchases compared to the prior year period, partially offset by the repayment of the remaining deferred payment obligation balance of $80.0 million.
Dividends and Share Repurchases
On January 31, 2020, the Company announced a regular quarterly cash dividend in the amount of $0.31 per share. The quarterly dividend is payable on February 28, 2020 to stockholders of record on February 14, 2020.

The following table summarizes the cash distributions recognized in the condensed consolidated statement of cash flows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Quarterly dividends (1)	$38,095	$27,148	$102,943	$81,807
Dividend equivalents (2)	—	—	—	268
Total distributions	$38,095	$27,148	$102,943	$82,075
(1) For fiscal 2020, amounts represent quarterly dividends that were declared and paid during the third quarter of $0.27 per share, and $0.23 per share for both the first and second quarters. For fiscal 2019, amounts represent quarterly dividends that were declared and paid of $0.19 per share.
(2) Dividend equivalents are distributions made to option holders equal to the previously declared special dividends.

On December 12, 2011, the Board of Directors approved a $30.0 million share repurchase program, which was further increased by the Board of Directors on (i) January 27, 2015 to $180.0 million, (ii) January 25, 2017 to $410.0 million, (iii) November 2, 2017 to $610.0 million, (iv) May 24, 2018 to $910.0 million, and (v) May 23, 2019 to $1,310.0 million. The Company may repurchase shares pursuant to the program by means of open market repurchases, directly negotiated repurchases or through agents acting pursuant to negotiated repurchase agreements. During fiscal 2020, the Company purchased 0.4 million shares of the Company's Class A Common Stock for an aggregate of $28.4 million. Following the aforementioned repurchases, as of December 31, 2019, the Company had $629.8 million remaining under the repurchase program.
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
Indebtedness
On November 26, 2019 (the "Amendment Effective Date"), Booz Allen Hamilton Inc. ("Booz Allen Hamilton") and Booz Allen Hamilton Investor Corporation ("Investor"), and certain wholly-owned subsidiaries of Booz Allen Hamilton, entered into the Seventh Amendment (the "Seventh Amendment") to the Credit Agreement (as amended, the "Credit Agreement"), dated as of July 31, 2012 among Booz Allen Hamilton, Investor, certain wholly-owned subsidiaries of Booz Allen Hamilton and Bank of America, N.A., as Administrative Agent and Collateral Agent and the other lenders and financial institutions from time to time party thereto (as previously amended by the First Amendment to the Credit Agreement, dated as of August 16, 2013, the Second Amendment to the Credit Agreement, dated as of May 7, 2014, the Third Amendment to the Credit Agreement, dated as of July 13, 2016, the Fourth Amendment to the Credit Agreement, dated as of February 6, 2017, the Fifth Amendment to the Credit Agreement, dated as of March 7, 2018, and the Sixth Amendment to the Credit agreement, dated July 23, 2018). Pursuant to the Seventh Amendment, the Company reduced the applicable margin applicable to the Term Loan B ("Term Loan B" and, together with the Term Loan A, the "Term Loans") from 2.00% to 1.75% for LIBOR loans and from 1.00% to 0.75% for base rate loans and extended the maturity of the Term Loan B to November 26, 2026. The applicable margin and maturity date applicable to the Term Loan A ( the"Term Loan A") remained unchanged.
Prior to the Seventh Amendment, approximately $389.0 million was outstanding under Term Loan B. Pursuant to the Seventh Amendment, certain lenders converted their existing Term Loan B loans into a new tranche of Term Loan B loans in an aggregate amount, along with Term Loan B loans advanced by certain new lenders, of approximately, $389.0 million (the “New Refinancing Tranche B Term Loans”). The proceeds from the new lenders were used to prepay in full all of the existing Term Loan B loans that were not converted into the new Term Loan B tranche. Voluntary prepayments of the New Refinancing Tranche B Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty, subject to a 1.00% premium payable in connection with certain repricing transactions within the first six months after the Seventh Amendment. The other terms of the New Refinancing Tranche B Term Loans are generally the same as the existing Term Loan B prior to the Seventh Amendment.

As of December 31, 2019, the Credit Agreement provided Booz Allen Hamilton with a $1,382.2 million Term Loan A, a $389.1 million Term Loan B, and $500.0 million in New Revolving Commitments with a sub-limit for letters of credit of $100.0 million. As of December 31, 2019, the maturity date of Term Loan A and the termination date for the Revolving Credit Facility was July 23, 2023 and the maturity date of Term Loan B was November 26, 2026. Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement are secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement and related documentation. Subject to specified conditions, without the consent of the then-existing lenders (but subject to the receipt of commitments), the Term Loans or the Revolving Credit Facility may be expanded (or a new term loan facility or revolving credit facility added to the existing facilities) by up to (i) the greater of (x) $627 million and (y) 100% of consolidated EBITDA of Booz Allen Hamilton, as of the end of the most recently ended four quarter period for which financial statements have been delivered pursuant to the Credit Agreement plus (ii) the aggregate principal amount under which pro forma consolidated net secured leverage remains less than or equal to 3.50:1.00.
At Booz Allen Hamilton's option, borrowings under the Secured Credit Facility bear interest based either on LIBOR (adjusted for maximum reserves, and subject to a floor of zero) for the applicable interest period or a base rate equal to the highest of (x) the administrative agent’s prime corporate rate, (y) the overnight federal funds rate plus 0.50%, and (z) three-month LIBOR (adjusted for maximum reserves, and subject to a floor of zero) plus 1.00%), in each case plus an applicable margin, payable at the end of the applicable interest period and in any event at least quarterly. The applicable margin for Term Loan A and borrowings under the Revolving Credit Facility ranges from 1.25% to 2.00% for LIBOR loans and 0.25% to 1.00% for base rate loans, in each case based on Booz Allen Hamilton’s consolidated total net leverage ratio. The applicable margin for Term Loan B is 1.75% for LIBOR loans and 0.75% for base rate loans. Unused commitments under the Revolving Credit Facility are subject to a quarterly fee ranging from 0.20% to 0.35% based on Booz Allen Hamilton’s consolidated total net leverage ratio.
Booz Allen Hamilton occasionally borrows under the Revolving Credit Facility in anticipation of cash demands. During the first, second and third quarters of fiscal 2020, Booz Allen Hamilton accessed no amounts of its $500.0 million Revolving Credit Facility. During the first, second and third quarters of fiscal 2019, Booz Allen Hamilton accessed a total of $70.0 million of its $500.0 million Revolving Credit Facility. As of December 31, 2019 and March 31, 2019, there were no amounts outstanding under the Revolving Credit Facility.
The Credit Agreement requires quarterly principal payments of 1.25% of the stated principal amount of Term Loan A until maturity and quarterly principal payments of 0.25% of the stated principal amount of Term Loan B until maturity.
Booz Allen Hamilton also has agreed to pay customary letter of credit and agency fees. As of December 31, 2019 and March 31, 2019, Booz Allen Hamilton was contingently liable under open standby letters of credit and bank guarantees issued by its banks in favor of third parties that totaled $10.6 million and $9.5 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At December 31, 2019 and March 31, 2019, approximately $0.9 million and $1.0 million, respectively, of these instruments reduced the available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $15.0 million facility established in fiscal 2015 of which $5.3 million and $6.5 million, respectively, was available to Booz Allen Hamilton at December 31, 2019 and March 31, 2019. As of December 31, 2019, Booz Allen Hamilton had $499.0 million of capacity available for additional borrowings under the Revolving Credit Facility.
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants include limitations on the following, in each case subject to certain exceptions: (i) indebtedness and liens; (ii) mergers, consolidations or amalgamations, liquidations, wind-ups or dissolutions, and disposition of all or substantially all assets; (iii) dispositions of property; (iv) restricted payments; (v) investments; (vi) transactions with affiliates; (vii) change in fiscal periods; (viii) negative pledges; (ix) restrictive agreements; (x) line of business; and (xi) speculative hedging. The events of default include the following, in each case subject to certain exceptions: (a) failure to make required payments under the Secured Credit Facility; (b) material breaches of representations or warranties under the Secured Credit Facility; (c) failure to observe covenants or agreements under the Secured Credit Facility; (d) failure to pay or default under certain other material indebtedness; (e) bankruptcy or insolvency; (f) certain Employee Retirement Income Security Act, or ERISA events; (g) certain material judgments; (h) actual or asserted invalidity of the Guarantee and Collateral Agreements or the other security documents or failure of the guarantees or perfected liens thereunder; and (i) a change of control. Booz Allen Hamilton is required to meet certain financial covenants at each quarter end, namely Consolidated Net Total Leverage and Consolidated Net Interest Coverage Ratios. As of December 31, 2019 and March 31, 2019, we were compliant with these covenants. In addition, from time to time we evaluate, and we currently are evaluating, conditions in the financing markets for opportunities to improve the terms of indebtedness, including indebtedness under the Credit Agreement.  Such improvements could include a reduction of the effective interest, an extension of our maturity, or improvements to the covenants and other provisions governing our outstanding indebtedness.

For the three months ended December 31, 2019 and 2018, interest payments of $12.0 million and $10.5 million were made for Term Loan A and $3.7 million and $4.4 million were made for Term Loan B, respectively. For the nine months ended December 31, 2019 and 2018, interest payments of $39.2 million and $31.6 million were made for Term Loan A and $12.5 million and $12.4 million were made for Term Loan B, respectively.
Senior Notes
On April 25, 2017, Booz Allen Hamilton issued $350 million aggregate principal amount of its 5.125% Senior Notes (the "Senior Notes") due 2025 under an Indenture, dated as of April 25, 2017, among Booz Allen Hamilton, certain subsidiaries of Booz Allen Hamilton, as guarantors (the “Subsidiary Guarantors”), and Wilmington Trust, National Association, as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of April 25, 2017, among Booz Allen Hamilton, the Subsidiary Guarantors and the Trustee. For both the three months ended December 31, 2019 and 2018, Booz Allen Hamilton made interest payments of $8.9 million for the Senior Notes. For both the nine months ended December 31, 2019 and 2018, Booz Allen Hamilton made interest payments of $17.9 million for the Senior Notes.
Borrowings under the Term Loans and, if used, the Revolving Credit Facility, incur interest at a variable rate. In accordance with Booz Allen Hamilton's risk management strategy, between April 6, 2017 and April 4, 2019, Booz Allen Hamilton executed a series of interest rate swaps. As of December 31, 2019, Booz Allen Hamilton had interest rate swaps with an aggregate notional amount of $1 billion. These instruments hedge the variability of cash outflows for interest payments on the floating portion of the Company's debt. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense (See Note 10 to our condensed consolidated financial statements).
Capital Structure and Resources
Our stockholders’ equity amounted to $915.0 million as of December 31, 2019, an increase of $239.6 million compared to stockholders’ equity of $675.4 million as of March 31, 2019. The increase was primarily due to net income of $343.7 million for the nine months ended December 31, 2019, stock-based compensation expense of $26.8 million, and issuance of common stock of $10.8 million, partially offset by $102.9 million in quarterly dividend payments and $30.9 million in treasury stock resulting from the repurchase of shares of our Class A Common Stock during the nine months ended December 31, 2019.
Off-Balance Sheet Arrangements
As of December 31, 2019, we did not have any material off-balance sheet arrangements.
Capital Expenditures
Since we do not own any of our facilities, our capital expenditure requirements primarily relate to the purchase of computers, management systems, furniture, and leasehold improvements to support our operations. Direct facility and equipment costs billed to clients are not treated as capital expenses. Our capital expenditures for the nine months ended December 31, 2019 and 2018 were $90.7 million and $58.1 million, respectively. The increase in capital expenditures over the prior year primarily relates to investments in our facilities and infrastructure, and information technology. We expect capital expenditures for fiscal 2020 to increase from fiscal 2019 as a result of continuing investments in these areas.
Commitments and Contingencies
We are subject to a number of reviews, investigations, claims, lawsuits, and other uncertainties related to our business. For a discussion of these items, refer to Note 19 to our condensed consolidated financial statements.
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
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of December 31, 2019 and March 31, 2019, there were no material amounts accrued in the condensed consolidated financial statements related to these proceedings.
Six former officers and stockholders who had departed the Company prior to the acquisition of the Company by the Carlyle Group (the "Carlyle Acquisition") have filed a total of nine suits in various jurisdictions, with original filing dates ranging from July 3, 2008 through December 15, 2009, against us and certain of our current and former directors and officers. Three of these suits were amended on July 2, 2010 and then further amended into one consolidated complaint on September 7, 2010. Another two of the original nine suits were consolidated into one complaint on September 24, 2014. Each of the suits arises out of the Carlyle Acquisition and alleges that the former stockholders are entitled to certain payments that they would have received if they had held their stock at the time of the Carlyle Acquisition. Some of the suits also allege that the acquisition price paid to stockholders was insufficient. The various suits assert claims for breach of contract, tortious interference with contract, breach of fiduciary duty, civil Racketeer Influenced and Corrupt Organizations Act, or RICO, violations, violations of ERISA, and/or securities and common law fraud. Three of these suits have been dismissed with all appeals exhausted. The two suits that were consolidated into one action on September 24, 2014 were settled on April 16, 2015. One of the remaining suits has been dismissed by the United States District Court for the Southern District of California and such dismissal was upheld by the United States Court of Appeals for the Ninth Circuit. The plaintiff in this suit subsequently filed a Petition for Writ of Certiorari to the United States Supreme Court, which was denied by the United States Supreme Court on January 9, 2017. The other three remaining suits that were previously consolidated on September 7, 2010 have been dismissed by the United States District Court for the Southern District of New York and were on appeal before the United States Court of Appeals for the Second Circuit. On July 13, 2017, the United States Court of Appeals for the Second Circuit affirmed the ruling of the United States District Court for the Southern District of New York, except for one plaintiff’s securities fraud claim, which was remanded to the United States District Court for the Southern District of New York to give the plaintiff, Paul Kocourek leave to file another amended complaint to attempt to plead a securities fraud claim. On April 6, 2018, the plaintiff filed an amended complaint in which Mr. Kocourek, individually, as Trustee of the Paul Kocourek Trust and on behalf of a putative class, alleges that the Company and certain former officers and directors violated Sections 10(b), 20(a) and 14(e) of the Exchange Act. On June 2, 2019, the United States District Court for the Southern District of New York granted defendants' motion to dismiss the amended complaint in its entirety. On July 11, 2019, the plaintiff filed a notice to appeal the ruling. On October 17, 2019, the plaintiff and the defendants reached an agreement to settle this matter. Pursuant to that agreement, the plaintiff was obligated to dismiss his appeal. On November 12, 2019, the parties filed a stipulation withdrawing the appeal which was ordered by the court the same day.
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
On November 13, 2017, a Verified Shareholder Derivative Complaint was filed in the United States District Court for the District of Delaware styled Celine Thum v. Rozanski et al., C.A. No. 17-cv-01638, naming the Company as a nominal defendant and numerous current and former officers and directors as defendants. The complaint asserts claims for breach of fiduciary duties, unjust enrichment, waste of corporate assets, abuse of control, gross mismanagement, and violations of Sections 14(a), 10(b) and 20(a) of the Exchange Act, purportedly relating to matters that are the subject of the DOJ investigation described above. The parties have stipulated to a stay of the proceedings pending the outcome of the securities litigation (described above), which the court so ordered on January 24, 2018. At a status conference on October 31, 2019, the court ordered the parties to meet and confer and submit a status report by November 29, 2019.  On December 12, 2019, the court ordered that the stay remain in effect. At this stage of the lawsuit, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with the lawsuit.

Item 1A.	Risk Factors
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 filed with the Securities and Exchange Commission on May 28, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table shows the share repurchase activity during the three months ended December 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 2019	—	$—	—	$652,314,007
November 2019	139,135	$71.87	139,135	$642,314,058
December 2019	174,450	$71.76	174,450	$629,795,751
Total	313,585		313,585

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

10.1
Seventh Amendment to the Credit Agreement, dated as of November 26, 2019, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC, SDI Technology Corporation, eGov Holdings, Inc. and Aquilent, Inc., as Guarantors, Bank of America, N.A., as Administrative Agent, Collateral Agent, Exchanging Lender and New Refinancing Tranche B Term Lender and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 26, 2019 (File No. 001-34972))

10.2 †	Third Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation*

10.3 †	Second Amended and Restated Booz Allen Hamilton Holding Corporation Annual Incentive Plan*

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)*

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)*

101
The following materials from Booz Allen Hamilton Holding Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended December 31, 2019 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2019 and March 31, 2019; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2019 and 2018; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2019 and 2018; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2019 and 2018; and (v) Notes to Condensed Consolidated Financial Statements.

___________________________________

*	Filed electronically herewith.

†	Management contract or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Booz Allen Hamilton Holding Corporation
Registrant

Date: January 31, 2020	By:	/s/ Lloyd W. Howell, Jr.
Lloyd W. Howell, Jr. Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)