Form 10-K
period 2020-03-31
Booz Allen Hamilton Holding Corp
filed 2020-05-26
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-K
 ___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2020

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

As of September 30, 2019, the market value of the voting and non-voting common equity held by non-affiliates based on the closing price as of that day was $9,760,433,437.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of May 20, 2020
Class A Common Stock	137,938,100

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders scheduled for July 29, 2020 are incorporated by reference into Part III.

INTRODUCTORY NOTE
Unless the context otherwise indicates or requires, as used in this Annual Report on Form 10-K for the fiscal year ended March 31, 2020, references to: (i) “we,” “us,” “our” or our “company” refer to Booz Allen Hamilton Holding Corporation, its consolidated subsidiaries and predecessors; (ii) “Booz Allen Holding” refers to Booz Allen Hamilton Holding Corporation exclusive of its subsidiaries; (iii) “Booz Allen Investor” refers to Booz Allen Hamilton Investor Corporation, a wholly-owned subsidiary of Booz Allen Holding; (iv) “Booz Allen Hamilton” and "Booz Allen" refer to Booz Allen Hamilton Inc., our primary operating company and a wholly-owned subsidiary of Booz Allen Holding; and (v) “fiscal,” when used in reference to any twelve-month period ended March 31, refers to our fiscal years ended March 31. Unless otherwise indicated, information contained in this Annual Report is as of March 31, 2020. We have made rounding adjustments to reach some of the figures included in this Annual Report and, unless otherwise indicated, percentages presented in this Annual Report are approximate.
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

•
efforts by Congress and other U.S. government bodies to reduce U.S. government spending and address budgetary constraints and the U.S. deficit, as well as associated uncertainty around the timing, extent, nature and effect of such efforts;

•
delayed funding of our contracts due to uncertainty relating to funding of the U.S. government and a possible failure of Congressional efforts to approve such funding and to craft a long-term agreement on the U.S. government’s ability to incur indebtedness in excess of its current limits, or changes in the pattern or timing of government funding and spending;

•	U.S. government shutdowns as a result of the failure by elected officials to fund the government;

•
failure to comply with numerous laws and regulations, including, but not limited to, the Federal Acquisition Regulation ("FAR"), the False Claims Act, the Defense Federal Acquisition Regulation Supplement and FAR Cost Accounting Standards and Cost Principles;

•	the effects of the COVID-19 outbreak, and other pandemics or widespread health epidemics, including disruptions to our workforce and the impact on government spending and demand for our solutions;

•	our ability to compete effectively in the competitive bidding process and delays or losses of contract awards caused by competitors’ protests of major contract awards received by us;

•	variable purchasing patterns under U.S. government GSA schedules, blanket purchase agreements and indefinite delivery, indefinite quantity, or IDIQ contracts;

•	the loss of General Services Administration Multiple Award schedule contracts, or GSA schedules, or our position as prime contractor on government-wide acquisition contract vehicles, or GWACs;

•	changes in the mix of our contracts and our ability to accurately estimate or otherwise recover expenses, time, and resources for our contracts;

•	changes in estimates used in recognizing revenue;

•	our ability to realize the full value of and replenish our backlog, generate revenue under certain of our contracts, and the timing of our receipt of revenue under contracts included in backlog;

•	internal system or service failures and security breaches, including, but not limited to, those resulting from external or internal cyber attacks on our network and internal systems;

•	risks related to the potential implementation and operation of new financial management systems;

•	an inability to attract, train, or retain employees with the requisite skills and experience;

•	an inability to timely hire, assimilate and effectively utilize our employees, ensure that employees obtain and maintain necessary security clearances and/or effectively manage our cost structure;

•	the loss of members of senior management or failure to develop new leaders;

•	misconduct or other improper activities from our employees or subcontractors, including the improper use or release of our clients’ sensitive or classified information;

•	increased competition from other companies in our industry;

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

•	failure to comply with special U.S. government laws and regulations relating to our international operations;

•	risks associated with increased competition, new relationships, clients, capabilities, and service offerings in our U.S. and international businesses;

•	risks related to changes to our operating structure, capabilities, or strategy intended to address client needs, grow our business or respond to market developments;

•	the adoption by the U.S. government of new laws, rules, and regulations, such as those relating to organizational conflicts of interest issues or limits;

•	risks related to completed and future acquisitions, including our ability to realize the expected benefits from such acquisitions;

•	the incurrence of additional tax liabilities, including as a result of changes in tax laws or management judgments involving complex tax matters;

•	risks inherent in the government contracting environment;

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
Through our dedication to our clients' missions, and a commitment to evolving our business to address their needs, we have longstanding relationships with our clients, some more than 75 years. We support critical missions for a diverse base of federal government clients, including nearly all of the U.S. government’s cabinet-level departments, as well as increasingly for top-tier commercial and international clients. We support our federal government clients by helping them tackle their most complex and pressing challenges such as protecting soldiers in combat and supporting their families, advancing cyber capabilities, keeping our national infrastructure secure, enabling and enhancing digital services, transforming the healthcare system, and improving governmental efficiency to achieve better outcomes. We serve commercial clients across industries including aerospace, financial services, health and life sciences, energy, and transportation. Our international clients are primarily in Europe, the Middle East and Southeast Asia.
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
We are organized and operate as a corporation, but sometimes use the term “partner” to refer to our Chief Executive Officer and our Senior and Executive Vice Presidents. The use of the term “partner” reflects our collaborative culture and is not meant to imply that we operate our Company as, or have any intention to create a legal entity that is, a partnership.
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
Across all markets, we address our clients’ complex and evolving needs by deploying multifaceted teams with a combination of deep mission understanding, market-leading functional capabilities, consulting talent, and true technical and engineering expertise. These client-facing teams, which are fundamental to our differentiated value proposition, better position us to create market-relevant growth strategies and plan for and meet current, future, and prospective market needs. They also help us identify and deliver against diverse client needs in a more agile manner. Our significant win rates during fiscal 2020 on new and re-competed contracts of 61% and 90%, respectively, as compared to 60% and 83%, respectively, in fiscal 2019 demonstrate the strength of this approach.

Our People
Our ability to deliver lasting value and results to our clients has always been, and continues to be, a product of the strong character, expertise and tremendous passion of our people. Our approximately 27,200 employees work to solve hard problems by making our clients’ missions their own, combining decades of consulting and domain expertise with functional expertise in areas such as analytics, digital solutions, engineering, and cybersecurity. Our talented people are supported by a culture of innovation, diversity, and inclusion.
Our people at a glance:

•	81 partners

•	Nearly 29% are veterans, including 18 partners

•	Approximately 86% hold bachelor’s degrees; approximately 40% hold master’s degrees; and approximately 3% hold doctoral degrees

•	Approximately 66% hold security clearances
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
The importance we place on our people continues to receive external recognition. Ethisphere, a global leader in defining and advancing ethical business practices, has recognized Booz Allen as one of the World’s Most Ethical Companies in 2020. For the tenth consecutive year, Booz Allen has received a perfect score on the Corporate Equality Index (CEI), a national benchmarking survey on corporate policies and practices related to LGBTQ workplace equality administered by the Human Rights Campaign Foundation. In addition, for the fifth consecutive year, Booz Allen received a perfect score on the 2019 Disability Equality Index (DEI), and has been named a DEI "Best Place to Work for Disability Inclusion." Fortune named us as one of the World’s Most Admired Companies for the ninth consecutive year and Forbes selected us as one of the Best Employers for Diversity, a Best Management Consulting Firm, and a Best Employer for New Grads in 2019. We have also been honored with industry awards that showcase our employer brand, including Washington Business Journal’s “Business of Pride”, Mental Health America’s “Corporate Excellence Award”, U.S. Small Business Association’s Dwight D. Eisenhower “Award for Excellence”, "Top-Rated Workplace" and #13 ranked "Top-Rated Workplaces for Work-Life Balance" by Indeed, “Top 10 Military Spouse Friendly Employers” by MilitarySpouse, "Best for Vets" by Military Times, "Working Mother Top 100", #10 ranked "Best Places to Work in IT" by Computer World and #23 ranked "Largest Global Defense Contractor" by DefenseNews.
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
In the past year, we issued 478 "dollars for doers" volunteer service grants to approximately 390 nonprofit groups and schools to recognize employees who volunteered more than 40 hours per year to each of these organizations. Employees recorded more than 83,000 total hours of service during the year and donated generously through the Booz Allen Cares Employee Giving Campaign. The campaign included matching donations to eligible organizations of our employees’ choice, with the highest number of employees donating to The Booz Allen Employee Resilience Fund, Booz Allen Foundation, The Marine Toys for Tots Foundation, and St. Jude Children’s Research Hospital. We deployed employees to use their technical and consulting skills to help nonprofits solve their biggest problems through pro bono initiatives for organizations such as the Thurgood Marshall College Fund, American Society of Civil Engineers, and Support the Enlisted Project.
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
In addition, we are an essential partner in regional innovation communities all over the country. Through our innovation ecosystem, we are focused on solution co-creation and technology scouting, and are physically co-locating, co-creating, mentoring, incubating, contributing, and investing with organizations in Washington, D.C.; Boston, Massachusetts; Austin, Texas; San Francisco, California; and from Seattle, Washington to San Diego, California (the corridor of venture capitalists and digital powerhouses), with hubs in Herndon, Virginia; Laurel, Maryland; and Charleston, South Carolina. We harness next-generation technologies being created in academic, startup, and big technology firms to imagine and incubate new offerings, solutions, and growth for the Company.
Our Long-Term Growth Strategy
Vision 2020 is a comprehensive strategy to transform Booz Allen and create sustainable quality growth for the Company. Fiscal 2020 was the seventh year of implementing the strategy, but its design reaches back to before the government market began to contract in 2011 and 2012. We anticipated the market downturn and set in place a strategy that would allow us to emerge in a strong position vis-à-vis our competitors. Under Vision 2020, we are:

•	Moving closer to the center of our clients’ core missions

•	Increasing the technical content of our work

•	Attracting and retaining superior talent in diverse areas of expertise

•	Leveraging innovation to deliver complex, differentiated, end-to-end solutions

•	Creating a broad network of external partners and alliances

•	Expanding into the commercial and international markets
The success of our strategy can be seen in:

•	Backlog growth, which achieved record levels during fiscal 2020 for the second consecutive year

•	Headcount growth and a corresponding shift in our talent portfolio to more technical expertise in disciplines such as systems development, cyber, and analytics

•	Accelerating, industry-leading organic revenue growth

•	Enhanced profitability and margin expansion
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
A Large Addressable Market
We believe that the U.S government is the world’s largest consumer of management and technology consulting services. The U.S. government’s total spending for its fiscal year ended September 30, 2019 was close to $4.4 trillion, excluding authorizations from Overseas Contingency Operations and supplemental funding for the Department of Defense. Of this amount, approximately $1.4 trillion was for discretionary budget authority, including $719 billion for the Department of Defense and intelligence community and $658 billion for civil agencies. Based on data from the Federal Procurement Data

System, approximately $595 billion of the U.S. government’s fiscal year 2019 discretionary outlays were non-intelligence agency funding-related products and services procured from private contractors. We estimate that $145.4 billion of the spending directed toward private contractors in U.S. government fiscal year 2019 was for management, technology, and engineering services, with $85.1 billion spent by the Department of Defense and $60.3 billion spent by civil agencies. The agencies of the U.S. intelligence community that we serve represent an additional market. These numbers also exclude a large addressable market for our services and capabilities in the global commercial markets where we have a modest footprint.
Highlights of Booz Allen’s fiscal 2020 are as follows:

•	We derived 96% of our revenue from contracts where the end client was an agency or department of the U.S. government.

•	We delivered services under 4,589 contracts and task orders.

•	We derived 92% of our revenue in fiscal 2020 from engagements for which we acted as the prime contractor.

•	We derived 13% of our revenue in fiscal 2020 from the Navy Marine Corps, which was the single largest client that we served in that year.
Selected Long-Term Client Relationships

Client (1)	Relationship Length (Years)
U.S. Navy	75+
U.S. Army	70+
Department of Energy	40+
U.S. Air Force	40+
National Security Agency	35+
Department of Homeland Security	35+
Federal Bureau of Investigation	25+
Department of Health and Human Services	20+
National Reconnaissance Office	20+
A U.S. intelligence agency	20+
Internal Revenue Service	20+

(1)	Includes predecessor organizations.
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
Revenue generated from defense clients was $3.6 billion, or approximately 47.3% of our revenue in fiscal 2020 as compared to $3.1 billion, or approximately 46.6% of our revenue in fiscal 2019. Revenue generated from defense clients also includes foreign military sales to non-U.S. government clients. Revenue generated from intelligence clients was $1.6 billion, or approximately 21.6% of our revenue in fiscal 2020 as compared to $1.6 billion, or approximately 23.4% of our revenue in fiscal 2019.

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
Revenue generated from civil government was $2.0 billion, or approximately 27.1% of our revenue in fiscal 2020 as compared to $1.8 billion, or approximately 26.3% of our revenue in fiscal 2019.
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
Revenue generated from global commercial clients was $261.6 million, or approximately 4.0% of our revenue in fiscal 2020 as compared to $261.6 million, or approximately 3.8% of our revenue in fiscal 2019.
Contracts
Booz Allen’s approach has long been to ensure that we have prime or subcontractor positions on a wide range of contracts that allow clients maximum opportunity to access our services. Our diverse contract base provides stability to our business. This diversity shows that more than 79% of our revenue for fiscal 2020 was derived from 3,745 active task orders under indefinite delivery/indefinite quantity (IDIQ) contract vehicles. Our two top IDIQ contract vehicles each represented approximately 11.6% of our revenue in fiscal 2020. Our largest task order under an IDIQ contract vehicle accounted for approximately 2.3% of our revenue in fiscal 2020. Our largest definite contract represented approximately 2.9% of our revenue in fiscal 2020.
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
Listed below are our top IDIQ contracts for fiscal 2020 and the number of active task orders under these contracts as of March 31, 2020.

	Fiscal 2020 Revenue	% of Total Revenue	Number of Task Orders as of March 31, 2020	Expiration Date (1)
	(in millions)
Booz Allen Engineering Services - Alliant	$869.4	11.6%	30	4/30/2019
One Acquisition Solution for Integrated Services	866.0	11.6%	74	9/2/2024
System Engineering and Analysis/Advanced Technology Support	376.4	5.0%	32	12/31/2019
Defense Systems Technical Area Tasks	325.7	4.4%	50	6/22/2019
Professional Services Schedule	320.7	4.3%	220	9/30/2035
Transformation Twenty-One Total Technology Next Generation	257.6	3.5%	11	3/6/2026
Chief Information officer - Solutions & Partners 3	232.9	3.1%	21	5/31/2022
Information Technology Schedule 70 (Successor)	221.6	3.0%	93	6/28/2036
Information Technology Schedule 70	153.3	2.1%	24	3/22/2019
Booz Allen Engineering Services - Alliant 2	106.0	1.4%	21	6/30/2028
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
Listed below for each specified revenue band is the number of task orders, revenue derived from the task orders, and average duration of the task orders as of March 31, 2020. The table includes revenue earned during fiscal 2020 under all task orders that were active during fiscal 2020 under these IDIQ contracts and the number of active task orders on which this revenue was earned. Average duration reflected in the table below is calculated based on the inception date of the task order, which may be prior to the beginning of fiscal 2020, and the completion date which may have been prior or subsequent to March 31, 2020. As a result, the actual average remaining duration for task orders included in this table may be less than the average duration shown in the table, and task orders included in the table may have been complete on March 31, 2020.

Segmentation of Task Order by Revenue Fiscal 2020	Number of Task Orders Active During Fiscal 2020	Fiscal 2020 Revenue (in millions)	% of Total Revenue	Average Duration (Years)

Less than $1 million	2,932	$488.5	7%	1.5
Between $1 million and $3 million	440	779.6	10%	2.0
Between $3 million and $5 million	131	503.2	7%	2.4
Between $5 million and $10 million	127	893.5	12%	2.5
Greater than $10 million	115	3,222.8	43%	3.0
Total	3,745	5,887.6	79%	1.6
Listed below are our top definite contracts for fiscal 2020 and revenue recognized under these contracts. Classified contracts that cannot be named are noted generically in the table:

	Fiscal 2020 Revenue	% of Total Revenue	Expiration Date
	(in millions)
Classified Contract	$217.4	2.9%	9/30/2021
Classified Contract	65.1	0.9%	3/7/2023
Transition Assistance Program Support Services	63.6	0.9%	5/16/2022
Classified Contract	61.2	0.8%	6/30/2025
Classified Contract	43.4	0.6%	5/26/2021
Classified Contract	40.3	0.5%	9/30/2020
Classified Contract	33.9	0.5%	9/17/2020
Recreation One Stop Support Services	23.4	0.3%	9/30/2027
Classified Contract	21.2	0.3%	8/31/2021
Classified Contract	21.0	0.3%	4/30/2020
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
The following table summarizes the value of our contract backlog as of the respective dates presented:

	As of March 31,
	2020	2019
	(In millions)
Funded	$3,415	$3,436
Unfunded	4,518	3,687
Priced options	12,796	12,198
Total backlog	$20,729	$19,321
We may never realize all of the revenue that is included in our total backlog, and there is a higher degree of risk in this regard with respect to unfunded backlog and priced options. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors and Trends Affecting Our Results of Operations — Sources of Revenue—

Contract Backlog” for additional disclosure regarding our backlog. See also “Item 1A. Risk Factors—Risks Related to Our Business—We may not realize the full value of our backlog, which may result in lower than expected revenue.”
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
Changing government policies and market dynamics are impacting the competitive landscape. In the past, the government’s focus on organizational conflicts of interest has driven divestitures, which have changed the competitive landscape. More recently, there has been increasing pressure from government clients to utilize small businesses, in large part because of a push by both past and present administrations to bolster the economy by helping small business owners. Finally, as a result of the foregoing factors and the drive in our markets to quickly build competencies in growth areas and achieve economies of scale, we believe that consolidation activity among market participants will continue.
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
We rely on a combination of nondisclosure agreements and other contractual arrangements, as well as copyright, trademark, patent, and trade secret laws to protect our proprietary information. We also enter into proprietary information and intellectual property agreements with employees, which require them to disclose any inventions created during employment, to convey such rights to inventions to us, and to restrict any disclosure of proprietary information. We have a variety of proprietary marks registered in the United States and certain foreign countries, including "Booz Allen Hamilton." Generally, registered trademarks have perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks. We have registered trademarks related to our name and logo in the United States, with the earliest renewal in February 2021, while the earliest renewal for our trademarks outside of the United States is December 2020.
For our work under U.S. government funded contracts and subcontracts, the U.S. government obtains certain rights to data, software and related information developed under such contracts or subcontracts. These rights generally allow the U.S. government to disclose such data, software, and related information to third parties, which may include our competitors in some instances. In the case of our work as a subcontractor, our prime contractor may also have certain rights to data, information, and products we develop under the subcontract.
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
The U.S. government is our primary client, with revenue from contracts and task orders, either as a prime or a subcontractor, with U.S. government agencies accounting for 96% of our revenue for fiscal 2020. Our belief is that the successful future growth of our business will continue to depend primarily on our ability to be awarded work under U.S. government contracts, as we expect this will be the primary source of substantially all of our revenue in the foreseeable future. For this reason, any issue that compromises our relationship with the U.S. government generally or any U.S. government agency that we serve would cause our revenue to decline. Among the key factors in maintaining our relationship with U.S. government agencies is our performance on contracts and task orders, the strength of our professional reputation, compliance with applicable laws and regulations, and the strength of our relationships with client personnel. In addition, the mishandling or the perception of mishandling of sensitive information, such as our failure to maintain the confidentiality of the existence of our business relationships with certain of our clients, including as a result of misconduct or other improper activities by our employees or subcontractors, or a failure to maintain adequate protection against security breaches, including those resulting from cyber attacks, could harm our relationship with U.S. government agencies. See "—Our employees or subcontractors may engage in misconduct or other improper activities, which could harm our ability to conduct business with U.S. government." Our relationship with the U.S. government could also be damaged as a result of an agency’s dissatisfaction with work performed by us, a subcontractor, or other third parties who provide services or products for a specific project for any reason, including due to perceived or actual deficiencies in the performance or quality of our work, and we may incur additional costs to address any such situation and the profitability of that work might be impaired. Further, negative publicity concerning government contractors in general or us in particular may harm our reputation with federal government contractors. To the extent our reputation or relationships with U.S. government agencies is impaired, our revenue and operating profits could materially decline.
U.S. government spending and mission priorities could change in a manner that adversely affects our future revenue and limits our growth prospects.
Our business depends upon continued U.S. government expenditures on defense, intelligence, and civil programs for which we provide support. These expenditures have not remained constant over time, have been reduced in certain periods and have been affected by the U.S. government’s efforts to improve efficiency and reduce costs affecting U.S. government programs generally. Our business, prospects, financial condition, or operating results could be materially harmed, among other causes, by the following:

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

•	changes or delays in U.S. government programs that we support or related requirements;

•	U.S. government shutdowns due to, among other reasons, a failure by elected officials to fund the government and other potential delays in the appropriations process;

•	U.S. government agencies awarding contracts on a technically acceptable/lowest cost basis in order to reduce expenditures;

•	delays in the payment of our invoices by government payment offices;

•
an inability by the U.S. government to fund its operations as a result of a failure to increase the U.S. government’s debt ceiling, a credit downgrade of U.S. government obligations or for any other reason; and

•
changes in the political climate and general economic conditions, including a slowdown of the economy or unstable economic conditions and responses to the COVID-19 outbreak or other conditions, such as emergency spending, that reduce funds available for other government priorities.

In addition, any disruption in the functioning of U.S. government agencies, including as a result of U.S. government closures and shutdowns, terrorism, war, international conflicts, natural disasters, public health crises (such as the COVID-19 outbreak), destruction of U.S. government facilities, and other potential calamities could have a negative impact on our operations and cause us to lose revenue or incur additional costs due to, among other things, our inability to deploy our staff to client locations or facilities as a result of such disruptions.
The U.S. government budget deficits, the national debt, and prevailing economic conditions, and actions taken to address them, could negatively affect U.S. government expenditures on defense, intelligence, and civil programs for which we provide support. The Department of Defense is one of our significant clients and cost cutting, including through consolidation and elimination of duplicative organizations and insourcing, has become a major initiative for the Department of Defense. A reduction in the amount of, or delays or cancellations of funding for, services that we are contracted to provide as a result of any of these related initiatives, legislation or otherwise could have a material adverse effect on our business and results of operations. In addition, government agencies have reduced management support services spending in recent years. If federal awards for management support services continue to decline, our revenue and operating profits may materially decline and could have a material and adverse effect on our business and results of operations.
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
As a U.S. government contractor, we must comply with laws and regulations relating to the formation, administration, and performance of U.S. government contracts, which affect how we do business with our clients. Such laws and regulations may potentially impose added costs on our business and our failure to comply with them may lead to civil or criminal penalties, termination of our U.S. government contracts, and/or suspension or debarment from contracting with federal agencies. Some significant laws and regulations that affect us include:

•
the FAR, and agency regulations supplemental to the FAR, which regulate the formation, administration, and performance of U.S. government contracts. For example, the FAR 52.203-13 requires contractors to establish a Code of Business Ethics and Conduct, implement a comprehensive internal control system, and report to the government when the contractor has credible evidence that a principal, employee, agent, or subcontractor, in connection with a government contract, has violated certain federal criminal laws, violated the civil False Claims Act, or has received a significant overpayment;

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

The effects of a pandemic or widespread health epidemic such as the coronavirus outbreak could have a material adverse effect on our business and results of operations.
On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus COVID-19 first identified in Wuhan, China as a pandemic, and on March 13, 2020, the President of the U.S. declared that the COVID-19 outbreak constituted a national emergency. This outbreak has continued to spread across the globe and is continuing to impact worldwide economic activity and financial markets. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our clients and the communities in which we operate, which could negatively impact our business. We have implemented a mandatory telework policy for those employees whose assignments and clients permit working remotely and suspended non-essential travel worldwide for our employees. While we have a distributed workforce and our employees are accustomed to working remotely or working with other remote employees, our workforce is not fully remote and we may be unable to address technological or other challenges inherent in a remote working environment. Many of our employees are unable to work remotely because of unique client requirements. Some of our employees, clients and subcontractors are located in foreign countries, which may be impacted differently from the United States, including through more severe or prolonged restrictions on working or traveling. Although we continue to monitor the situation in each of the jurisdictions in which we operate and may adjust our current policies as more information and public health guidance become available, temporarily suspending travel and doing business in person could challenge our ability to enter into or perform under contracts in a timely manner, slow down our recruiting efforts, or create operational or other challenges, any of which could harm our business and results of operations. Although the Company has business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective or that such measures will not adversely affect our operations or long-term plans. In addition, when local conditions and regulations ultimately permit the return of employees to business generally, our workforce may not be able to return to work in person immediately, if at all, including as a result of transportation, childcare and ongoing health issues, which could negatively affect our business.
More generally, the COVID-19 outbreak could continue to adversely affect economies and financial markets globally, potentially leading to an economic downturn, which could decrease government spending and adversely affect demand for our solutions and harm our business and results of operations. While the U.S. and local government agencies have enacted several emergency relief programs designed to combat the economic impact of the outbreak, the long-term effect of such spending is inherently uncertain and could result in future budgetary restrictions.
In addition, COVID-19 may disrupt the operations of our suppliers, vendors, service providers and subcontractors for an indefinite period of time, including as a result of travel restrictions, business shutdowns or lack of access to financial markets, all of which could negatively impact our business and results of operations. Any inability to develop alternative sources of supply on a cost-effective and timely basis could materially impair our ability to manufacture and deliver products, systems and services to our clients. We are also subject to federal and state laws and regulations enacted in response to the outbreak, such as the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), which contains a provision that allows U.S. government contractors to seek specified reimbursement for certain employees who are unable to perform their contract requirements at their designated work locations due to facility closures or restrictions as a result of COVID-19 and cannot perform such work remotely. The legislation enables but does not mandate reimbursement for such costs and agency guidance has imposed certain restrictions. Further, the relief contemplated under the provision does not extend past September 30, 2020. As a result, we believe that some of our costs for certain employees who are unable to perform their contract requirements due to government restrictions will not be reimbursed. In addition, we expect that approximately $6 million per month for the fee on certain contracts involving such employees may not be reimbursed or may exceed reimbursements.
We expect COVID-19 to continue to negatively impact our business and results of operation and are unable to predict how long or with what degree of severity that impact will continue. The duration and extent of the COVID-19 outbreak will depend on future developments outside of our control, including the availability of effective treatments or a widely accessible vaccine and the evolutionary development of the COVID-19 or related viruses, which are highly uncertain and cannot be predicted.
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
We believe that one of the key elements of our success is our position as the holder of 3,745 active task orders under IDIQ contract vehicles as of March 31, 2020.
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
In addition, our ability to maintain our existing business and win new business depends on our ability to maintain our prime and subcontractor positions on these contracts. The loss, without replacement, of certain of these contract vehicles could have a material adverse effect on our ability to win new business and our operating results. If the U.S. government elects to use a contract vehicle that we do not hold, we will not be able to compete for work under that contract vehicle as a prime contractor.
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
Under cost-reimbursable contracts, we are reimbursed for allowable costs up to a ceiling and paid a fee, which may be fixed or performance-based. If our actual costs exceed the contract ceiling or are not allowable under the terms of the contract or applicable regulations, we may not be able to recover those costs. In particular, there is increasing focus by the U.S. government on the extent to which government contractors, including us, are able to receive reimbursement for employee compensation, including the adoption of interim rules by federal agencies implementing a section of the Bipartisan Budget Act of 2013, as amended, that substantially decreased the level of allowable compensation cost for executive-level employees and further applied the newly reduced limitation to all employees. In addition, there is an increased risk of compensation being deemed unallowable or payments being withheld as a result of U.S. government audit, review or investigation.
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
We historically have not realized all of the revenue included in our total backlog, and we may not realize all of the revenue included in our total backlog in the future. There is a higher degree of risk in this regard with respect to unfunded backlog and priced options. In addition, there can be no assurance that our backlog will result in actual revenue in any particular period. This is because the actual receipt, timing, and amount of revenue under contracts included in backlog are subject to various contingencies, including congressional appropriations, many of which are beyond our control. The actual receipt of revenue from contracts included in backlog may never occur or may be delayed because: a program schedule could change or the program could be canceled; a contract’s funding or scope could be reduced, modified, delayed, de-obligated or terminated early, including as a result of a lack of appropriated funds or cost cutting initiatives and other efforts to reduce U.S. government spending and/or the automatic federal defense spending cuts required by sequestration; in the case of funded backlog, the period of performance for the contract has expired or the U.S. government has exercised its unilateral right to cancel multi-year contracts and related orders or terminate existing contracts for convenience or default; in the case of unfunded backlog, funding may not be available; or, in the case of priced options, our clients may not exercise their options. In addition, consulting staff headcount growth is the primary means by which we are able to recognize revenue growth. Any inability to hire additional appropriately qualified personnel or failure to timely and effectively deploy such additional personnel against funded backlog could negatively affect our ability to grow our revenue. We may also not recognize revenue on funded backlog due to, among other reasons, the tardy submissions of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a predetermined expiration date such as the end of the U.S. government's fiscal year. The amount of our funded backlog is also subject to change, due to, among other factors: changes in congressional appropriations that reflect changes in U.S. government policies or priorities resulting from various military, political, economic or international developments; changes in the use of U.S. government contracting vehicles, and the provisions therein used to procure our services; and adjustments to the scope of services under, or cancellation of contracts, by the U.S. government at any time. Furthermore, even if our backlog results in revenue, the contracts may not be profitable.
A delay in the completion of the U.S. government’s budget process could result in a reduction in our backlog and have a material adverse effect on our revenue and operating results.
To the extent the U.S. Congress is unable to approve the annual federal budget on a timely basis, and enacts a continuing resolution, funding for new projects may not be available and funding on contracts we are already performing may be delayed. Any such delays would likely result in new business initiatives being delayed or canceled and a reduction in our backlog, and could have a material adverse effect on our revenue and operating results. In addition, a failure to complete the budget process and fund government operations pursuant to a continuing resolution may result in a U.S. government shutdown, which could result in us incurring substantial costs without reimbursement under our contracts and the delay or cancellation of key programs or the delay of contract payments and may have a material adverse effect on our revenue and operating results. In addition, when supplemental appropriations are required to operate the U.S. government or fund specific programs and the passage of legislation needed to approve any supplemental appropriation bill is delayed, the overall funding environment for our business could be adversely affected.
Systems that we develop, integrate, maintain, or otherwise support could experience security breaches which may damage our reputation with our clients and hinder future contract win rates.
We develop, integrate, maintain, or otherwise support systems and provide services that include managing and protecting information involved in intelligence, national security, and other sensitive or classified government functions. Our systems also store and process sensitive information for commercial clients, including personally identifiable, health and financial information. The cyber and security threats that our clients face have grown more frequent and sophisticated. A security breach in one of these systems could cause serious harm to our business, damage our reputation, and prevent us from being eligible for further work on sensitive systems for U.S. government or commercial clients or hinder future contract win rates. Work for non-U.S. government and commercial clients involving the protection of information systems or that store clients' information could also be harmed due to associated security breaches. Damage to our reputation or limitations on our eligibility for additional work or any liability resulting from a security breach in one of the systems we develop, install, maintain, or otherwise support could have a material adverse effect on our results of operations.
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
Implementation of various data privacy and cybersecurity laws, regulations and standards could require significant investment into ongoing compliance activities, trigger potential liability, and limit our ability to use personal data.

Any failure by us, our vendors or other business partners to comply with international, federal, or state laws regarding data privacy or cybersecurity could result in regulatory actions or lawsuits against us, legal liability, fines, damages and other costs. We may also incur substantial expenses in implementing and maintaining compliance with such laws. For example, the General Data Protection Regulation (“GDPR”) has created new compliance obligations for companies that process data in the EU, which require investment into ongoing data protection activities and documentation requirements, and creates the potential for significantly increased fines for noncompliance. In addition, the California Consumer Protection Privacy Act of 2018 (“CCPA”), which took effect on January 1, 2020, provides new consumer privacy rights to natural persons residing in California. It is possible that the CCPA or similar laws will be deemed applicable to some aspects of our business, which would impose new compliance obligations and require additional investment into data protection activities. Any obligations that may be imposed on us under CCPA or similar laws may be different from or in addition to those required by GDPR, which may cause additional expense for compliance across various jurisdictions. GDPR, California law, and the laws of other U.S. states also impose obligations to maintain a cybersecurity program at a certain level of quality, as well as obligations to give notice to affected individuals and to certain regulators in the event of a data breach.
In addition, as a contractor supporting defense and national security clients, we are also subject to certain additional regulatory compliance requirements relating to data privacy and cybersecurity. Under the Defense Federal Acquisition Regulation Supplement and other federal regulations, our networks and IT systems are required to comply with the security and privacy controls in National Institute of Standards and Technology Special Publications. To the extent that we do not comply with the applicable security and control requirements, unauthorized access or disclosure of sensitive information could potentially result in a contract termination, which could have a material adverse effect on our business and financial results and lead to reputational harm. We are also subject to the Department of Defense Cybersecurity Maturity Model Certification ("CMMC") requirements, which will require all contractors to receive specific third-party certifications relating to specified cybersecurity standards in order to be eligible for contract awards. The Department of Defense expects that all new contracts will be required to comply with the CMMC by 2026, with initial requests for information beginning in June 2020 and requests for proposal beginning in September 2020. We are in the process of evaluating our readiness and preparing for the CMMC, but to the extent we are unable to achieve certification in advance of contract awards that specify the requirement, we will be unable to bid on such contract awards or on follow-on awards for existing work with the Department of Defense, depending on the level of standard as required for each solicitation, which could adversely impact our revenue and profitability. In addition, any obligations that may be imposed on us under the CMMC may be different from or in addition to those otherwise required by applicable laws and regulations, which may cause additional expense for compliance.
The potential implementation and operation of new financial management systems may have an adverse effect on our business and results of operations.
We, from time to time, modernize and upgrade our management systems. In particular, we are considering and have taken steps in preparation for the implementation of new financial management systems that would be designed to enhance our financial systems and cost accounting practices in order to modernize our financial infrastructure through minimizing manual processes, increasing automation, and providing enhanced business analytics. Preparing for implementation and operation of the new systems requires significant investment of human and financial resources. Should we implement the new systems, we would also expect to incur additional expenses and experience certain one-time impacts to profitability related to the roll-out and operation of the new financial systems, including costs related to training. In addition, any significant difficulties in the implementation or operation could have a material adverse effect on our ability to fulfill and invoice customer orders, apply cash receipts, place purchase orders with suppliers, and make cash disbursements, and could negatively impact data processing and electronic communications among business locations, which may have a material adverse effect on our business, consolidated financial condition or results of operations. We also face the challenge of supporting our legacy systems and implementing necessary upgrades to those systems to support routine government and financial audits while and after we implement our new systems.

We may fail to attract, train and retain skilled and qualified employees, which may impair our ability to generate revenue, effectively serve our clients, and execute our growth strategy.
Our business depends in large part upon our ability to attract and retain sufficient numbers of highly qualified individuals who may have advanced degrees in areas such as information technology as well as appropriate security clearances. We compete for such qualified personnel with other U.S. government contractors, the U.S. government, and private industry, and such competition is intense. Personnel with the requisite skills, qualifications, or security clearance may be in short supply or generally unavailable. Our ability to attract and retain skilled and qualified employees may also be impacted by our engagements in, or perceived connections to, politically or socially sensitive activities. In addition, our ability to recruit, hire, and internally deploy former employees of the U.S. government is subject to complex laws and regulations, which may serve as an impediment to our ability to attract such former employees, and failure to comply with these laws and regulations may expose us and our employees to civil or criminal penalties. If we are unable to recruit and retain a sufficient number of qualified employees, or fail to deploy such employees, our ability to maintain and grow our business and to effectively serve our clients could be limited and our future revenue and results of operations could be materially and adversely affected. Furthermore, to the extent that we are unable to make necessary permanent hires to appropriately serve our clients, we could be required to engage larger numbers of contracted personnel, which could reduce our profit margins.
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
Many U.S. government programs require contractor employees and facilities to have security clearances. Depending on the level of required clearance, security clearances can be difficult and time-consuming to obtain. If we or our employees are unable to obtain or retain necessary security clearances in a timely manner, we may not be able to win new business, and our existing clients could terminate their contracts with us or decide not to renew them. To the extent we are not able to obtain and maintain facility security clearances or engage employees with the required security clearances for a particular contract, we may not be able to bid on or win new contracts, or effectively rebid on expiring contracts, as well as lose existing contracts, which may adversely affect our operating results and inhibit the execution of our growth strategy.
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
We are subject to, and may become a party to, a variety of litigation or other claims and suits that arise from time to time in the ordinary course of our business. For example, our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government which may include such investigative techniques as subpoenas or civil investigative demands. As more fully described under "Item 3. Legal Proceedings", the U.S. Department of Justice (the "DOJ") is conducting a civil and criminal investigation of the Company, and the Company has also been in contact with other regulatory agencies and bodies, including the Securities and Exchange Commission, which notified the Company that it is conducting an investigation that the Company believes relates to matters that are also the subject of the DOJ's investigation. The Company may receive additional regulatory or governmental inquiries related to the matters that are the subject of the DOJ's investigation. The total cost associated with these matters will depend on many factors, including the duration of these matters and any related finding. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, (such as matters involving alleged violations of civil rights, wage and hour, and worker’s compensation laws), relationships with clients and contractors, intellectual property disputes, and other business matters. Any such claims, proceedings or investigations may be time-consuming, costly, divert management resources, or otherwise have a material adverse effect on our result of operations.
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
Our ability to grow our business by leveraging our operating model to efficiently and effectively deploy our people across our client base is also largely dependent on our ability to maintain our collaborative culture. To the extent that we are unable to maintain our culture for any reason, including our effort to focus on new growth areas or acquire new businesses with different corporate cultures, we may be unable to grow our business. Any such failure could have a material adverse effect on our business and results of operations.
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
We depend on the timely collection of our receivables to generate cash flow, provide working capital, and continue our business operations. If the U.S. or any other government or any prime contractor for whom we are a subcontractor fails to pay or delays the payment of invoices for any reason, our business and financial condition may be materially and adversely affected. The U.S. or any other government may delay or fail to pay invoices for a number of reasons, including lack of appropriated funds, lack of an approved budget, lack of revised or final settled billing rates as a result of open audit years or as a result of audit findings by government regulatory agencies. Some prime contractors for whom we are a subcontractor have significantly fewer financial resources than we do, which may increase the risk that we may not be paid in full or that payment may be delayed.
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
In addition, we may divest businesses, including businesses that are no longer a part of our ongoing strategic plan. These divestitures similarly require significant investment of time and resources, may disrupt our business, distract management from other responsibilities and may result in losses on disposal or continued financial involvement in the divested business, including through indemnification, guarantees or other financial arrangements, which could adversely affect our financial results. In addition, we may be unable to complete strategic divestitures on satisfactory terms and conditions, including non-competition arrangements, or within expected time frames.
Goodwill represents a significant asset on our balance sheet, and changes in future business conditions could cause these investments to become impaired, requiring substantial write-downs that would reduce our operating income.
As of March 31, 2020, the value of our goodwill was $1.6 billion. The amount of our recorded goodwill may substantially increase in the future as a result of any acquisitions that we make. We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. Impairment analysis is based on several factors requiring judgment and the use of estimates, which are inherently uncertain and based on assumptions that may prove to be inaccurate. Additionally, material changes in our financial outlook, as well as events outside of our control, such as deteriorating market conditions for companies in our industry, may indicate a potential impairment. When there is an impairment, we are required to write down the recorded amount of goodwill, which is reflected as a charge against operating income. Such non-cash impairment charges could have a material adverse effect on our results of operations in the period in which they are recognized.
Changes in tax law or judgments by management related to complex tax matters could adversely impact our results of operations.
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
Additionally, we recognize liabilities for uncertainty in income taxes when it is more likely than not that a tax position will not be sustained on examination and settlement with various taxing authorities. We regularly assess the adequacy of our uncertain tax positions and other reserves, which requires a significant amount of judgment. Although we accrue for uncertain tax positions and other reserves, the results of regulatory audits and negotiations with taxing and customs authorities may be in excess of our accruals, resulting in the payment of additional taxes, duties, penalties and interest. As a result, any final determination of tax audits or related litigation may be materially different than our current provisional amounts, which could materially affect our tax obligations and effective tax rate. For example, during fiscal 2020, we recorded additional uncertain tax positions of approximately $45.0 million related to research and development credits that we have claimed, or will soon claim. Any increase to the liability we established as of March 31, 2020 for these uncertain tax positions as a result of audits by taxing authorities, changes in tax laws and regulations or otherwise relating to this, or any other, tax matter could have a material effect on our results of operations. For a description of our related accounting policies, refer to Note 2 and Note 14 to our accompanying consolidated financial statements.

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

•
for contracts subject to the Truthful Cost or Pricing Data Statute, reduce the contract price or cost where it was increased because a contractor or subcontractor furnished cost or pricing data during negotiations that was not complete, accurate or current;

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
Recent and potential future budget cuts and recent efforts to decrease federal awards for management support services, may cause agencies with which we currently have contracts to terminate, reduce the number of task orders under or fail to renew such contracts. If a U.S. government client were to unexpectedly terminate, cancel, or decline to exercise an option to renew with respect to one or more of our significant contracts, or suspend or debar us from doing business with the U.S. government, our revenue and operating results would be materially harmed.
Our work with government clients exposes us to additional risks inherent in the government contracting environment, which could reduce our revenue, disrupt our business, or otherwise materially adversely affect our results of operation.
U.S. government agencies routinely audit, review, and investigate government contracts and government contractors’ administrative processes and systems. These agencies review our performance on contracts, pricing practices, cost accounting practices, and compliance with applicable policies, laws, regulations and standards, including applicable government cost accounting standards, as well as our contract costs, including allocated indirect costs. The DCAA audits and the DCMA reviews, among other areas, the adequacy of our internal control systems and policies, including our Defense Federal Acquisition Regulation Supplement ("DFARS") required business systems, which are comprised of our purchasing, property, estimating, earned value, accounting and material management and accounting systems. These internal control systems could focus on significant elements of costs, such as executive compensation. Determination of a significant internal control deficiency by a government agency could result in increased payment withholding that might adversely affect our cash flow. In particular, over time the DCMA has increased and may continue to increase the proportion of executive compensation that it deems unallowable and the size of the executive population whose compensation is disallowed, which will continue to materially and adversely affect our results of operations or financial condition including the requirement to carry an increased level of reserves. We recognize as revenue, net of reserves, executive compensation that we determine, based on management's estimates, to be allowable; management's estimates in this regard are based on a number of factors that may change over time, including executive compensation survey data, our and other government contractors' experiences with the DCAA audit practices in our industry and relevant decisions of courts and boards of contract appeals. Any costs found to be unallowable under a contract will not be reimbursed, and any such costs already reimbursed must be refunded. Further, the amount of any such refund may exceed the provision of claimed indirect costs, which is based on management's estimates and assumptions that are inherently uncertain and may not cover actual losses. For example, DCAA audits may result in, and have historically resulted in, the Company's inability to retain certain claimed indirect costs, including executive and employee compensation, due to differing views of the allowability and reasonableness of such costs. As of March 31, 2020, years subsequent to the Company's fiscal year 2011 remained subject to audit and final resolution. The Company recognized a liability of $224.6 million for estimated adjustments to claimed indirect costs based on its historical DCAA audit results, including the final resolution of such audits with the DCMA. Determining the provision for claimed indirect costs is complex and subject to management's estimate of adjustments to claimed indirect costs based on the number of years that remain open to audit and expected final resolution by U.S. government agencies. As a result, significant changes in estimates could have a material effect on the Company's results of operations. Furthermore, the disallowance of any costs previously charged could directly and negatively affect our current results of operations for the relevant prior fiscal periods, and we could be required to repay any such disallowed amounts. Each of these results could materially and adversely affect our results of operations or financial condition.
Moreover, if any of the administrative processes and business systems, some of which are currently certified as effective, are found not to comply with government imposed requirements, we may be subjected to increased government scrutiny and approval that could delay or otherwise adversely affect our ability to compete for or perform contracts or to be paid timely. Unfavorable U.S. government audit, review, or investigation results could subject us to civil or criminal penalties or administrative sanctions, require us to retroactively and prospectively adjust previously agreed to billing or pricing rates for our work, and could harm our reputation and relationships with our clients and impair our ability to be awarded new contracts, which could affect our future sales and profitability by preventing us, by operation of law or in practice, from receiving new government contracts for some period of time. In addition, if our invoicing system were found to be inadequate following an audit by the DCAA, our ability to directly invoice U.S. government payment offices could be eliminated. As a result, we would be required to submit each invoice to the DCAA for approval prior to payment, which could materially increase our accounts receivable days sales outstanding and adversely affect our cash flow. In addition, proposed regulatory changes, if adopted, would require the Department of Defense’s contracting officers to impose contractual withholdings at no less than certain minimum levels based on assessments of a contractor’s business systems. If a government investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, withholding of payments, suspension of payments, fines, and suspension or debarment from doing business with the U.S. government. We could also suffer serious reputational harm if allegations of impropriety were made against us.
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
As a result of the Small Business Administration set-aside program, the U.S. government may decide to restrict certain procurements only to bidders that qualify as minority-owned, small, or small disadvantaged businesses. As a result, we would not be eligible to perform as a prime contractor on those programs and would be restricted to a maximum of 49% of the work as a subcontractor on those programs. An increase in the amount of procurements under the Small Business Administration set-aside program may impact our ability to bid on new procurements as a prime contractor or restrict our ability to re-compete on incumbent work that is placed in the set-aside program.
Risks Related to Our Indebtedness
We have substantial indebtedness and may incur substantial additional indebtedness, which could adversely affect our financial health and our ability to obtain financing in the future as well as to react to changes in our business.
As of March 31, 2020, we had total indebtedness of approximately $2.2 billion and $399.1 million of availability under our revolving credit facility (the “Revolving Credit Facility”). We are able to, and may, incur additional indebtedness in the future, subject to the limitations contained in the agreements governing our indebtedness. Our substantial indebtedness could have important consequences to holders of our common stock, including:

▪
making it more difficult for us to satisfy our obligations with respect to our Secured Credit Facility, consisting of a $1,364 million term loan facility (“Term Loan A”), a $388 million term loan facility (“Term Loan B” and, together with Term Loan A, the “Term Loans”), a $500 million Revolving Credit Facility, with a sublimit for letters of credit of $100 million, our $350 million in aggregate principal amount of 5.125% Senior Notes due 2025 (the “Senior Notes”) and our other debt;

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
Although the Secured Credit Facility and the indenture governing the Senior Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. In addition, the Revolving Credit Facility provides for commitments of $500 million, which as of March 31, 2020, had availability of $399.1 million. Additionally, the used portion as it pertains to open standby letters of credit and bank guarantees totaled $0.9 million. Furthermore, subject to specified conditions, without the consent of the then-existing lenders (but subject to the receipt of commitments), the indebtedness under the Secured Credit Facility may be increased by up to (i) the greater of (x) $627 million and (y) 100% of consolidated EBITDA of Booz Allen Hamilton, as of the end of the most recently ended four quarter period for which financial statements have been delivered pursuant to the Credit Agreement, plus (ii) the aggregate principal amount under which the pro forma consolidated net secured leverage ratio is equal to or less than 3.50:1.00. If new debt is added to our current debt levels, the related risks that we and the guarantors now face would increase and we may not be able to meet all our debt obligations, including the repayment of the Senior Notes.
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
If we cannot make scheduled payments on our debt, we would be in default and the following events could occur: lenders under our Secured Credit Facility and holders of the Senior Notes could declare all outstanding principal and interest to be due and payable; lenders under the Revolving Credit Facility could terminate their commitments to provide loans; and lenders could foreclose against the assets securing their loans. All of these events could force us into bankruptcy or liquidation and result in investors' losing some or all of the value of their investment.
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
These covenants are subject to a number of important exceptions and qualifications. In addition, the restrictive covenants in the Secured Credit Facility require us to maintain a consolidated net total leverage ratio and a consolidated net interest coverage ratio that will each be tested at the end of each fiscal quarter. Our ability to satisfy such financial ratio tests may be affected by events beyond our control.
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
Borrowings under the Secured Credit Facility are at variable rates of interest and expose us to interest rate risk. While interest rates are currently at historically low levels, if interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.
Based on Term Loans outstanding as of March 31, 2020 and assuming all revolving loans are fully drawn, and after considering interest rate swaps that fixed the interest rate on $1 billion of principal of our variable rate debt each quarter point change in interest rates would result in a $3.1 million change in our projected annual interest expense on our indebtedness under the Secured Credit Facility. We have entered into interest rate swaps and may in the future enter into additional interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce future interest rate volatility of our variable rate indebtedness. However, due to risks for hedging gains and losses and cash settlement costs, we may not elect to maintain such interest rate swaps, and any swaps may not fully mitigate our interest rate risk.
In addition, a transition away from the London Interbank Offering Rate (“LIBOR”) as a benchmark for establishing the applicable interest rate may affect the cost of servicing our debt under the Secured Credit Facility and the Revolving Credit Facility. As of March 31, 2020, we had $2.2 billion outstanding under the Secured Credit Facility and $399.1 million of availability under the Revolving Credit Facility, each of which incurs interest based on LIBOR. The Financial Conduct Authority of the United Kingdom has announced that it plans to phase out LIBOR by the end of calendar year 2021. Although these borrowing arrangements provide for alternative base rates, such alternative base rates may or may not be related to LIBOR, and the consequences of the phase out of LIBOR cannot be entirely predicted at this time. For example, if any alternative base rate or means of calculating interest with respect to our outstanding variable rate indebtedness leads to an increase in the interest rates charged, it could result in an increase in the cost of such indebtedness, impact our ability to refinance some or all of our existing indebtedness or otherwise have a material adverse impact on our business, financial condition and results of operations.

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
Our board of directors (the "Board") has authorized and declared a regular quarterly dividend for each quarter in the last several years. The Board has also authorized and declared special cash dividends from time to time. The declaration of any future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to the discretion of the Board taking into account future earnings, cash flows, financial requirements and other factors. There can be no assurance that the Board will declare any dividends in the future. To the extent that expectations by market participants regarding the potential payment, or amount, of any special or regular dividend prove to be incorrect, the price of our common stock may be materially and negatively affected and investors that bought shares of our common stock based on those expectations may suffer a loss on their investment. Further, to the extent that we declare a regular or special dividend at a time when market participants hold no such expectations or the amount of any such dividend exceeds current expectations, the price of our common stock may increase and investors that sold shares of our common stock prior to the record date for any such dividend may forego potential gains on their investment.

Fulfilling our obligations incident to being a public company, including with respect to the requirements of and related rules under the Sarbanes Oxley Act of 2002, is expensive and time consuming and any delays or difficulty in satisfying these obligations could have a material adverse effect on our future results of operations and our stock price.
As a public company, the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, as well as the New York Stock Exchange rules, require us to implement various corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules. Compliance with these public company obligations requires us to devote significant management time and place significant additional demands on our finance, accounting and legal staff and on our management systems, including our financial, accounting, and information systems. Other expenses associated with being a public company include increased auditing, accounting, and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees, listing fees, as well as other expenses.
In particular, the Sarbanes-Oxley Act of 2002 requires us to document and test the effectiveness of our internal control over financial reporting in accordance with an established internal control framework, and to report on our conclusions as to the effectiveness of our internal controls. It also requires an independent registered public accounting firm to test our internal control over financial reporting and report on the effectiveness of such controls. In addition, we are required under the Exchange Act to maintain disclosure controls and procedures and internal control over financial reporting. Because of inherent limitations in any internal control environment, there can be no assurance that all control issues and instances of fraud, errors or misstatements, if any, within our company have been or will be detected on a timely basis. Such deficiencies could result in the correction or restatement of financial statements of one or more periods. Any failure to maintain effective controls or implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. We also rely on third parties for certain calculations and other information that support our accounting and financial reporting, which includes reports from such organizations on their controls and systems that are used to generate this information. Any failure by such third parties to provide us with accurate or timely information or implement and maintain effective controls may cause us to fail to meet our reporting obligations as a publicly traded company. In addition, if we implement new financial management systems, we could experience deficiencies in its operation that could have an adverse effect on the effectiveness of our internal control over financial reporting.
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
We do not own any facilities or real estate. Our corporate headquarters is located at 8283 Greensboro Drive, McLean, Virginia 22102. We lease other operating offices and facilities throughout North America, and a limited number of overseas locations. Our principal offices outside of McLean, Virginia include: Annapolis Junction, Maryland; Bethesda, Maryland; Laurel, Maryland; San Diego, California; Herndon, Virginia; Charleston, South Carolina; Arlington, Virginia; Alexandria, Virginia; and Washington, D.C. We have a number of Sensitive Compartmented Information Facilities, which are enclosed areas within buildings that are used to perform classified work for the U.S. Intelligence Community. Many of our employees are located in facilities provided by the U.S. government. The total square footage of our leased offices and facilities is approximately 2.50 million square feet. We believe our facilities meet our current needs.

Item 3.	Legal Proceedings
The Company is involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of March 31, 2020 and 2019, there were no material amounts accrued in the consolidated financial statements related to these proceedings.
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
On June 19, 2017, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Eastern District of Virginia styled Langley v. Booz Allen Hamilton Holding Corp., No. 17-cv-00696 naming the Company, its Chief Executive Officer and its Chief Financial Officer as defendants purportedly on behalf of all purchasers of the Company's securities from May 19, 2016 through June 15, 2017. On September 5, 2017, the court named two lead plaintiffs, and on October 20, 2017, the lead plaintiffs filed a consolidated amended complaint. The complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, alleging misrepresentations or omissions by the Company purporting to relate to matters that are the subject of the DOJ investigation described above. The plaintiffs seek to recover from the Company and the individual defendants an unspecified amount of damages. The Company believes the suit lacks merit and intends to defend against the lawsuit. Motions to dismiss were argued on January 12, 2018, and on February 8, 2018, the court dismissed the amended complaint in its entirety without prejudice. At this stage of the lawsuit, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with the lawsuit.
On November 13, 2017, a Verified Shareholder Derivative Complaint was filed in the United States District Court for the District of Delaware styled Celine Thum v. Rozanski et al., C.A. No. 17-cv-01638, naming the Company as a nominal defendant and numerous current and former officers and directors as defendants. The complaint asserts claims for breach of fiduciary duties, unjust enrichment, waste of corporate assets, abuse of control, gross mismanagement, and violations of Sections 14(a), 10(b), and 20(a) of the Exchange Act, purportedly relating to matters that are the subject of the DOJ investigation described above. The parties have stipulated to a stay of the proceedings pending the outcome of the securities litigation (described above), which the court so ordered on January 24, 2018. As a status conference on October 31, 2019, the court ordered the parties to meet and confer and submit a status report by November 29, 2019. On December 12, 2019, the court ordered that the stay remain in effect. At this stage of the lawsuit, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with the lawsuit.

Item 4.	Mine Safety Disclosures
None.
Information about our Executive Officers
The following table sets forth information about our executive officers as of the date hereof:

Name	Age	Position
Horacio D. Rozanski	52	President and Chief Executive Officer
Lloyd W. Howell, Jr.	53	Executive Vice President, Chief Financial Officer and Treasurer
Kristine Martin Anderson	51	Executive Vice President
Karen M. Dahut	56	Executive Vice President
Judith Dotson	56	Executive Vice President
Nancy J. Laben	58	Executive Vice President, Chief Legal Officer and Secretary
Gary D. Labovich	60	Executive Vice President
Susan L. Penfield	58	Executive Vice President and Chief Innovation Officer
Elizabeth M. Thompson	65	Executive Vice President and Chief People Officer
Laura S. Adams	47	Vice President, Corporate Controller and Chief Accounting Officer
Horacio D. Rozanski is our President and Chief Executive Officer and served as our Chief Operating Officer until January 1, 2015. Mr. Rozanski served as the Chief Strategy and Talent Officer in 2010 and, prior to that, Chief Personnel Officer of our Company from 2002 through 2010. Mr. Rozanski joined our Company in 1992 and became an Executive Vice President in 2009, our President on January 1, 2014 and our Chief Executive Officer on January 1, 2015. He serves on the boards of directors of the United States Holocaust Memorial Museum's Committee on Conscience and the Children's National Medical Center and as Vice Chair of the Corporate Fund for the John F. Kennedy Center for the Performing Arts.
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
Karen M. Dahut is an Executive Vice President and is the group leader for the Company's Global Defense Group.  Ms. Dahut joined our Company in 2002 and became a Senior Vice President in 2004. Ms. Dahut led the Company's Strategic

Innovations Group from 2012 to April 2016 and the Civil Commercial Group from 2016 to March 2018. Previously, she also led the Company's Analytics business and its US Navy and Marine Corps business. Ms. Dahut is a board member of the Tech Data Corporation and serves on its Audit and CyberTechnology Committees. She also serves on the board of the Northern Virginia Technology Council and the Smithsonian National Air and Space Museum.
Judith Dotson is an Executive Vice President and is the group leader for the Company's National Security Group. Ms. Dotson joined our Company in 1989 and became a Senior Vice President in 2004. Ms. Dotson led the Company's Finance, Economic Development, and Energy business from 2014 to March 2017 and the Joint Combatant Command business from 2017 to March 2020. Previously, she led the firm's Enterprise Integration Capability Development Team, the Defense System Development Capability Team, and the Environment & Energy Technology Team. Ms. Dotson served on the board of directors for the Nature Generation, a not-for-profit that inspires and empowers environmental stewardship in youth.
Nancy J. Laben is an Executive Vice President of our Company and our Chief Legal Officer. She also served as the Secretary until August 2019. Ms. Laben joined our Company in September 2013. She oversees the Legal functions, Ethics & Compliance and Corporate Affairs. Before joining our Company, Ms. Laben served as General Counsel of AECOM Technology Corporation from June 2010 to August 2013, where she was responsible for all legal support. Prior to June 2010, Ms. Laben served as Deputy General Counsel at Accenture plc beginning in 1989. Prior to Accenture, Ms. Laben served in the law department at IBM Corporation.
Gary Labovich is an Executive Vice President and leads the modernization of our management systems as the Next Generation Modernization Lead. He joined Booz Allen in July 2004. Mr. Labovich has led the Company's systems delivery and digital businesses as well as the delivery of the Company's financial services capabilities and service offerings to both federal and private sector clients. Prior to joining the Company, Mr. Labovich spent 18 years at American Management Systems in key roles as both an entrepreneur and a senior executive specializing in systems development and strategic consulting for federal, state, local and commercial organizations. Mr. Labovich is a former chair and a member of the board of trustees for the Greater DC Maryland Chapter of the National Multiple Sclerosis Society and serves on the board of trustees for Clark University.
Susan L. Penfield is an Executive Vice President and our Chief Innovation Officer, and leads our Strategic Innovation Group. Ms. Penfield joined the Company in 1994. She has over 25 years of strategy, technology, marketing and solutions delivery experience. Prior to joining the Strategic Innovation Group, Ms. Penfield led the Company's Health business, where she drove technology and transformation initiatives across the federal, commercial and non-profit health space. She serves on the board of directors of the Children's Inn at the National Institutes of Health and Seed Spot. Ms. Penfield is a member of the National Association for Female Executives (NAFE), and was recognized by the NAFE as its 2015 Digital Trailblazer.
Elizabeth M. Thompson is an Executive Vice President of our Company and serves as our Chief People Officer. Ms. Thompson joined our Company in 2008. Ms. Thompson served as Vice President of Human Resources for Fannie Mae from 2000 to 2008. Ms. Thompson sits on the board of the Society for Human Resource Management.
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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our Class A Common Stock began trading on the New York Stock Exchange on November 17, 2010. On May 18, 2020, there were 142,864 beneficial holders of our Class A Common Stock. Our Class A Common Stock is listed on the New York Stock Exchange under the ticker symbol "BAH".
Dividends
The Company plans to continue paying recurring dividends in the future and assessing its excess cash resources to determine the best way to utilize its excess cash flow to meet its objectives. Any future dividends declared will be at the discretion of the Board and will depend, among other factors, upon our earnings, liquidity, financial condition, alternate capital allocation opportunities, or any other factors the Board deems relevant. On May 26, 2020, the Company announced that the Board had declared a quarterly cash dividend of $0.31 per share. Payment of the dividend will be made on June 30, 2020 to stockholders of record at the close of business on June 15, 2020.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table shows the share repurchase activity for each of the three months in the quarter ended March 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2020	138,983	$71.95	138,983	$619,795,782
February 2020	476,158	$73.50	476,158	$584,795,913
March 2020	1,501,762	$66.58	1,501,762	$484,813,926
Total	2,116,903		2,116,903

(1)
On December 12, 2011, the Board approved a $30.0 million share repurchase program, which was further increased by the Board on (i) January 27, 2015 to $180.0 million, (ii) January 25, 2017 to $410.0 million, (iii) November 2, 2017 to $610.0 million, (iv) May 24, 2018 to $910.0 million, and (v) May 23, 2019 to $1,310.0 million. As of March 31, 2020, the Company had approximately $484.8 million remaining under the repurchase program. A special committee of the Board was appointed to evaluate market conditions and other relevant factors and initiate repurchases under the program from time to time. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice.

Use of Proceeds from Registered Securities
None.

Performance
The graph set forth below compares the cumulative shareholder return on our Class A Common Stock between March 31, 2015 and March 31, 2020, to the cumulative return of (i) the Russell 1000 Index and (ii) S&P Software & Services Select Industry Index over the same period. The Russell 1000 and S&P Software & Services Select Industry Indices represent comparator groups for relative cumulative return performance to Booz Allen Hamilton. This graph assumes an initial investment of $100 on March 31, 2015 in our Class A Common Stock, the Russell 1000 Index, and the S&P Software & Services Select Industry Index and assumes the reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.
ASSUMES $100 INVESTED ON MARCH 31, 2015
ASSUMES DIVIDEND REINVESTED

Company/Market/Peer Group	3/31/2015	3/31/2016	3/31/2017	3/31/2018	3/31/2019	3/31/2020
Booz Allen Hamilton Holding Corp.	$100.00	$106.77	$127.27	$141.97	$216.59	$259.44
Russell 1000 Index	$100.00	$100.50	$118.02	$134.52	$147.03	$135.23
S&P Software & Services Select Industry Index	$100.00	$97.16	$120.79	$156.08	$196.26	$172.16
This performance graph and other information furnished under this Part II Item 5 of this Annual Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Item 6.	Selected Financial Data
The selected consolidated statements of operations data for fiscal 2020, fiscal 2019, and fiscal 2018 and the selected consolidated balance sheet data as of March 31, 2020 and 2019 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated statement of operations data for fiscal 2017 and fiscal 2016 and the selected consolidated balance sheet data as of March 31, 2018, 2017 and 2016 have been derived from audited consolidated financial statements which are not included in this Annual Report. Our historical results are not necessarily indicative of the results that may be expected for any future period. The selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report.

	Fiscal Year Ended March 31,
(In thousands, except share and per share data)	2020	2019	2018	2017	2016
Consolidated Statements of Operations:
Revenue	$7,463,841	$6,704,037	$6,167,600	$5,809,491	$5,405,738
Operating costs and expenses:
Cost of revenue	3,379,180	3,100,466	2,866,268	2,678,715	2,580,026
Billable expenses	2,298,413	2,004,664	1,861,312	1,751,077	1,513,083
General and administrative expenses	1,035,965	927,938	855,541	814,141	806,509
Depreciation and amortization	81,081	68,575	64,756	59,544	61,536
Total operating costs and expenses	6,794,639	6,101,643	5,647,877	5,303,477	4,961,154
Operating income	669,202	602,394	519,723	506,014	444,584
Interest expense	(96,960)	(89,517)	(82,269)	(62,298)	(70,815)
Other income (expense), net	7,192	2,526	(7,418)	(18,059)	5,693
Income before income taxes	579,434	515,403	430,036	425,657	379,462
Income tax expense	96,831	96,874	128,344	164,832	85,368
Net income	$482,603	$418,529	$301,692	$260,825	$294,094
Earnings per common share (1):
Basic	$3.43	$2.94	$2.05	$1.74	$1.98
Diluted	$3.41	$2.91	$2.03	$1.72	$1.94
Weighted average common shares outstanding (1):
Basic	140,059,494	141,910,799	145,964,574	148,218,968	146,494,407
Diluted	141,238,135	143,156,176	147,750,022	150,274,640	149,719,137
Dividends declared per share	$1.04	$0.80	$0.70	$0.62	$0.54

	As of March 31,
(In thousands)	2020	2019	2018	2017	2016
Consolidated Balance Sheets:
Cash and cash equivalents	$741,901	$283,990	$286,958	$217,417	$187,529
Working capital	1,000,510	520,101	463,205	211,701	249,858
Total assets	4,793,966	3,831,841	3,606,619	3,378,693	3,010,171
Long-term debt, net of current portion	2,007,979	1,701,837	1,755,479	1,470,174	1,484,448
Stockholders’ equity	856,356	675,366	562,491	584,873	408,488

On April 1, 2019 (fiscal 2020), we adopted Accounting Standard Codification (ASC) No. 842 Leases (Topic 842), using the modified retrospective transition approach and, as a result, comparative information for the prior fiscal years have not been retrospectively adjusted.

On April 1, 2018 (fiscal 2019), the Company adopted Topic 606, Revenue from Contracts with Customers, using the full retrospective transition method and adopted retrospectively ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Fiscal 2019, fiscal 2018 and fiscal 2017 results reflect the impact of the adoption of the two standards. fiscal 2016 has not been restated for the adoption of Topic 606 and ASU 2017-07, in accordance with the standard, and is therefore not comparable to the results from fiscal 2020, fiscal 2019, fiscal 2018 and fiscal 2017.

(1)
Basic earnings per share for the Company has been computed using the weighted average number of shares of Class A Common Stock outstanding during the period. The Company’s diluted earnings per share has been computed using the weighted average number of shares of Class A Common Stock including the dilutive effect of outstanding common stock options and other stock-based awards. For the purposes of calculating basic and diluted earnings per share, the Company has utilized the two class method, given non-forfeitable dividends declared on unvested Class A Restricted Common Stock. The weighted average number of Class E Special Voting Common Stock has not been included in the calculation of either basic earnings per share or diluted earnings per share due to the terms of such common stock.

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
Overview
We are a leading provider of management and technology consulting, analytics, engineering, digital solutions, mission operations, and cyber services to U.S. and international governments, major corporations, and not-for-profit organizations. Our ability to deliver value to our clients has always been, and continues to be, a product of the strong character, expertise and tremendous passion of our people. Our approximately 27,200 employees work to solve hard problems by making clients' missions their own, combining decades of consulting and domain expertise with functional expertise in areas such as analytics, digital solutions, engineering, and cyber, all fostered by a culture of innovation that extends to all reaches of the company.
Through our dedication to our clients' missions, and a commitment to evolving our business to address their needs, we have longstanding relationships with our clients, some more than 75 years. We support critical missions for a diverse base of federal government clients, including nearly all of the U.S. government's cabinet-level departments, as well as increasingly for top-tier commercial and international clients. We support our federal government clients by helping them tackle their most complex and pressing challenges such as protecting soldiers in combat and supporting their families, advancing cyber capabilities, keeping our national infrastructure secure, enabling and enhancing digital services, transforming the healthcare system, and improving government efficiency to achieve better outcomes. We serve commercial clients across industries including aerospace, financial services, health and life sciences, energy, and transportation. Our international clients are primarily in Europe, the Middle East and Southeast Asia.

Financial and Other Highlights
Effective April 1, 2019, the Company adopted Accounting Standard Codification (ASC) No. 842 Leases (Topic 842), using the modified retrospective transition approach and, as a result, comparative information for the prior fiscal years have not been retrospectively adjusted. See Note 2 to our accompanying consolidated financial statements for more information on the impact of the adoption of this accounting standard.
During fiscal 2020, the Company generated its highest annual revenue since its initial public offering and reported increases in headcount and backlog for the year. Revenue increased 11.3% from fiscal 2019 to fiscal 2020 primarily driven by sustained client demand and increased client staff headcount to meet that demand. Revenue also benefited from higher billable expenses as compared to the prior year.
Operating income increased 11.1% to $669.2 million in fiscal 2020 from $602.4 million in fiscal 2019, while operating margin was 9.0% in both years. The increase in operating income was primarily driven by the same factors driving revenue growth as well as strong contract performance. These increases in operating income were partially offset by approximately $10.0 million in COVID-19 related expenses, including transitional costs, temporary reductions in billability during the month of March of fiscal 2020, and charges related to certain contracts involving a ready workforce that we believe we may not be able to recover. During fiscal 2019 the Company also benefited from an $11.2 million reduction in expense as a result of an amendment and associated revaluation of our long term disability plan liability. The Company also incurred incremental legal costs during fiscal 2019 and 2020 in response to the U.S. Department of Justice investigation and matters which purport to relate to the investigation, a portion of which was offset by the receipt of insurance reimbursements. We expect to incur additional costs in the future. Based on the information currently available, the Company is not able to reasonably estimate the expected long-term incremental legal costs or amounts that may be reimbursed associated with this investigation and these related matters.
We are monitoring the evolving situation related to the COVID-19 outbreak and we continue to work with our stakeholders to assess further possible implications to our business and to take actions in an effort to mitigate adverse consequences. To protect employee health and safety while COVID-19 remains a threat, we plan to continue to deliver a majority of our services to clients via telework for the foreseeable future. In cases where telework options or effectiveness are limited, we are working closely with clients to achieve safe return plans guided by federal, state and local policies and advice from other experts. We are also working closely with our clients, where classified work is concentrated, to retain continuity of service and ensure a ready workforce. We expect to continue to be impacted by the inability of certain employees to perform their contract requirements at their designated work locations due to facility closures or restrictions as a result of COVID-19 and cannot perform such work remotely. While the CARES Act contains a provision that allows federal contractors to seek specified reimbursement for certain employees who are unable to perform their contract requirements due to government restrictions, such provision does not require the government to reimburse a contractor and reimbursements are also subject to limitations and do not extend past September 30, 2020. As a result, we believe that some of our costs for certain employees who are unable to perform their contract requirements due to government restrictions will not be reimbursed and we expect that approximately $6 million per month for the fee on certain contracts involving a ready workforce may not be reimbursed or may exceed reimbursements in the near term. Although we cannot currently predict the overall impact of the COVID-19 outbreak, the longer the duration of the event, the more likely it is that it could have an adverse effect on our business, financial position, results of operations and/or cash flows.

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

•
"Adjusted Operating Income" represents operating income before transaction costs, fees, losses, and expenses, including fees associated with debt prepayments and supplemental employee benefits due to the COVID-19 outbreak. We prepare Adjusted Operating Income to eliminate the impact of items we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature.

•
"Adjusted EBITDA" represents net income before income taxes, net interest and other expense and depreciation and amortization and before certain other items, including transaction costs, fees, losses, and expenses, including fees associated with debt prepayments and supplemental employee benefits due to the COVID-19 outbreak. “Adjusted EBITDA Margin on Revenue” is calculated as Adjusted EBITDA divided by revenue. "Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses" is calculated as Adjusted EBITDA divided by Revenue, Excluding Billable Expenses. The Company prepares Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, and Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses to eliminate the impact of items it does not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary or non-recurring nature or because they result from an event of a similar nature.

•
"Adjusted Net Income" represents net income before: (i) transaction costs, fees, losses, and expenses, including fees associated with debt prepayments, (ii) supplemental employee benefits due to the COVID-19 outbreak, (iii) tax credits, net of reserves for uncertain tax positions, (iv) amortization or write-off of debt issuance costs and write-off of original issue discount, (v) release of income tax reserves, and (vi) re-

measurement of deferred tax assets and liabilities as a result of the 2017 Tax Act in each case net of the tax effect where appropriate calculated using an assumed effective tax rate. We prepare Adjusted Net Income to eliminate the impact of items, net of tax, we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature. We view net income excluding the impact of the re-measurement of the Company's deferred tax assets and liabilities as a result of the 2017 Tax Act as an important indicator of performance consistent with the manner in which management measures and forecasts the Company's performance and the way in which management is incentivized to perform.

•
"Adjusted Diluted EPS" represents diluted EPS calculated using Adjusted Net Income as opposed to net income. Additionally, Adjusted Diluted EPS does not contemplate any adjustments to net income as required under the two-class method as disclosed in the footnotes to the consolidated financial statements.

•	"Free Cash Flow" represents the net cash generated from operating activities less the impact of purchases of property, equipment, and software.

Below is a reconciliation of Revenue, Excluding Billable Expenses, Adjusted Operating Income, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses, Adjusted Net Income, Adjusted Diluted EPS, and Free Cash Flow to the most directly comparable financial measure calculated and presented in accordance with GAAP.

	Fiscal Year Ended March 31,
(Amounts in thousands, except share and per share data)	2020	2019	2018
	(Unaudited)
Revenue, Excluding Billable Expenses
Revenue	$7,463,841	$6,704,037	$6,167,600
Billable expenses	2,298,413	2,004,664	1,861,312
Revenue, Excluding Billable Expenses	$5,165,428	$4,699,373	$4,306,288
Adjusted Operating Income
Operating Income	$669,202	$602,394	$519,723
Transaction expenses (a)	1,069	3,660	—
COVID-19 supplemental employee benefits (b)	2,722	—	—
Adjusted Operating Income	$672,993	$606,054	$519,723
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue & Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses
Net income	$482,603	$418,529	$301,692
Income tax (benefit) expense	96,831	96,874	128,344
Interest and other, net (c)	89,768	86,991	89,687
Depreciation and amortization	81,081	68,575	64,756
EBITDA	750,283	670,969	584,479
Transaction expenses (a)	1,069	3,660	—
COVID-19 supplemental employee benefits (b)	2,722	—	—
Adjusted EBITDA	$754,074	$674,629	$584,479
Adjusted EBITDA Margin on Revenue	10.1%	10.1%	9.5%
Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses	14.6%	14.4%	13.6%
Adjusted Net Income
Net income	$482,603	$418,529	$301,692
Transaction expenses (a)	1,069	3,660	—
COVID-19 supplemental employee benefits (b)	2,722	—	—
Research and development tax credits (d)	(38,395)	—	—
Release of income tax reserves (e)	(68)	(462)	—
Re-measurement of deferred tax assets/liabilities (f)	—	(27,908)	(9,107)
Amortization or write-off of debt issuance costs and write-off of original issue discount	2,395	2,920	2,655
Adjustments for tax effect (g)	(1,608)	(1,711)	(969)
Adjusted Net Income	$448,718	$395,028	$294,271
Adjusted Diluted Earnings Per Share
Weighted-average number of diluted shares outstanding	141,238,135	143,156,176	147,750,022
Adjusted Net Income Per Diluted Share (h)	$3.18	$2.76	$1.99
Free Cash Flow
Net cash provided by operating activities	$551,428	$499,610	$369,143
Less: Purchases of property and equipment	(128,079)	(94,681)	(78,437)
Free Cash Flow	$423,349	$404,929	$290,706

(a)	Fiscal 2020 and fiscal 2019 reflect debt refinancing costs incurred in connection with the refinancing transactions consummated on November 26, 2019 and July 23, 2018, respectively.

(b)	Represents the supplemental contribution to employees' dependent care FSA accounts in response to the COVID-19 outbreak.

(c)	Reflects the combination of Interest expense and Other income (expense), net from the consolidated statement of operations.

(d)	Reflects tax credits, net of reserves for uncertain tax positions, recognized in fiscal 2020 related to an increase in research and development credits available for fiscal years 2016 to 2020.

(e)	Release of pre-acquisition income tax reserves assumed by the Company in connection with the Carlyle Acquisition.

(f)	Reflects the adjustments made to the provisional income tax benefit associated with the re-measurement of the Company's deferred tax assets and liabilities as a result of the 2017 Tax Act.

(g)
With the enactment of the 2017 Tax Act, the fiscal 2018 adjustment is reflected using assumed effective tax rate of 36.5%, whereas fiscal 2019 and 2020 adjustments are reflected using an effective tax rate of 26%. These rates approximate the blended federal and state tax rates for fiscal 2018, 2019 and 2020, respectively, and consistently exclude the impact of other tax credits and incentive benefits realized.

(h)
Excludes an adjustment of approximately $1.6 million, $1.8 million, and $1.9 million of net earnings for fiscal 2020, 2019, and 2018, respectively, associated with the application of the two-class method for computing diluted earnings per share.

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

•
the extent, nature and effect of the COVID-19 outbreak, including the impact on federal budgets, current and pending procurements, supply chains, demand for services, deployment and productivity of our employees and the economic and societal impact of a pandemic;

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

Sources of Revenue
Substantially all of our revenue is derived from services provided under contracts and task orders with the U.S. government, primarily by our consulting staff and, to a lesser extent, our subcontractors. Funding for our contracts and task orders is generally linked to trends in budgets and spending across various U.S. government agencies and departments. We provide services under a large portfolio of contracts and contract vehicles to a broad client base, and we believe that our diversified contract and client base lessens potential volatility in our business; however, a reduction in the amount of services that we are contracted to provide to the U.S. government or any of our significant U.S. government clients could have a material adverse effect on our business and results of operations. In particular, the Department of Defense is one of our significant clients, and the BCA (as amended by the American Taxpayer Relief Act of 2012, the Bipartisan Budget Act of 2013,

the Bipartisan Budget Act of 2015, and the Bipartisan Act of 2018, and the Bipartisan Act of 2019), provides for automatic spending cuts (referred to as sequestration) totaling approximately $1.2 trillion between 2013 and 2021, including an estimated $500 billion in federal defense spending cuts over this time period. The Bipartisan Budget Act of 2019 raised BCA spending caps on defense spending by $90 billion for fiscal 2020, and $81 billion for fiscal 2021. For non-defense funding, the Bipartisan Budget Act of 2019 raised BCA spending caps by $78 billion for fiscal 2020 and $72 billion for government fiscal 2021. While the American Taxpayer Relief Act of 2012, the Bipartisan Budget Act of 2013, the Bipartisan Budget Act of 2015, the Bipartisan Budget Act of 2018, and the Bipartisan Budget Act of 2019 all negated and raised budget limits put in place by the BCA for both defense and non-defense spending, there can be no assurance that any spending cuts implemented in the future would be similarly negated. This could result in a commensurate reduction in the amount of services that we are contracted to provide to the Department of Defense and could have a material adverse effect on our business and results of operations, and given the uncertainty of when and how these automatic reductions required by the BCA may return and/or be applied, we are unable to predict the nature or magnitude of the potential adverse effect.
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

The table below presents the percentage of total revenue for each type of contract:

	Fiscal Year Ended March 31,
	2020	2019	2018
Cost-reimbursable	57%	53%	51%
Time-and-materials	23%	24%	25%
Fixed-price	20%	23%	24%

Note: Upon the adoption of Topic 606 in fiscal 2019, the contract type descriptions noted above have been aligned to the Revenue by Contract Type descriptions found in Note 3 to our accompanying consolidated financial statements.
Contract Diversity and Revenue Mix
We provide services to our clients through a large number of single award contracts, contract vehicles, and multiple award contract vehicles. Most of our revenue is generated under indefinite delivery/indefinite quantity, or IDIQ, contract vehicles, which include multiple award government wide acquisition contract vehicles, or GWACs, and General Services Administration Multiple Award Schedule Contracts, or GSA schedules, and certain single award contracts. GWACs and GSA schedules are available to all U.S. government agencies. Any number of contractors typically competes under multiple award IDIQ contract vehicles for task orders to provide particular services, and we earn revenue under these contract vehicles only to the extent that we are successful in the bidding process for task orders. No single task order under any IDIQ contract represented more than 2.3% of our revenue in fiscal 2020. No single definite contract accounted for more than 2.9% of our revenue in fiscal 2020.
We generate revenue under our contracts and task orders through our provision of services as both a prime contractor and subcontractor, as well as from the provision of services by subcontractors under contracts and task orders for which we act as the prime contractor. For fiscal 2020, 2019, and 2018, 92%, 92%, and 91%, respectively, of our revenue was generated by contracts and task orders for which we served as a prime contractor; 8%, 8%, and 9%, respectively, of our revenue was generated by contracts and task orders for which we served as a subcontractor; and approximately 24%, 24%, and 25%, respectively, of our revenue was generated by services provided by our subcontractors. The mix of these types of revenue affects our operating margin. Substantially all of our operating margin is derived from direct consulting staff labor as the portion of our operating margin derived from fees we earn on services provided by our subcontractors is not significant. We view growth in direct consulting staff labor as the primary driver of earnings growth. Direct consulting staff labor growth is driven by consulting staff headcount growth, after attrition, and total backlog growth.
Our People
Revenue from our contracts is derived from services delivered by consulting staff and, to a lesser extent, from our subcontractors. Our ability to hire, retain, and deploy talent with skills appropriately aligned with client needs is critical to our ability to grow our revenue. We continuously evaluate whether our talent base is properly sized and appropriately compensated and contains an optimal mix of skills to be cost competitive and meet the rapidly evolving needs of our clients. We seek to achieve that result through recruitment and management of capacity and compensation. As of March 31, 2020, 2019, and 2018, we employed approximately 27,200, 26,100, and 24,600 people, respectively, of which approximately 24,200, 23,400, and 22,100, respectively, were consulting staff.
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

The following table summarizes the value of our contract backlog at the respective dates presented:

	Fiscal Year Ended March 31,
	2020	2019	2018
	(In millions)
Backlog:
Funded	$3,415	$3,436	$2,685
Unfunded	4,518	3,687	4,161
Priced options	12,796	12,198	9,174
Total backlog	$20,729	$19,321	$16,020

Our total backlog consists of remaining performance obligations, certain orders under contracts for which the period of performance has expired, and unexercised option period and other unexercised optional orders. As of March 31, 2020 and March 31, 2019, the Company had $6.3 billion and $5.8 billion of remaining performance obligations, respectively and we expect to recognize more than half of the remaining performance obligations as of March 31, 2020 as revenue over the next 12 months, and approximately three quarters over the next 24 months. The remainder is expected to be recognized thereafter. However, given the uncertainties discussed below, as well as the risks described in "Item 1A. Risk Factors", we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all. Our backlog includes orders under contracts that in some cases extend for several years. The U.S. Congress generally appropriates funds for our clients on a yearly basis, even though their contracts with us may call for performance that is expected to take a number of years to complete. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until the U.S. Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.
We view growth in total backlog and consulting staff headcount as the two key measures of our potential business growth. Growing and deploying consulting staff is the primary means by which we are able to achieve profitable revenue growth. To the extent that we are able to hire additional consulting staff and deploy them against funded backlog, we generally recognize increased revenue. Total backlog increased by 7.3% from March 31, 2019 to March 31, 2020 and increased by 20.6% from March 31, 2018 to March 31, 2019. Additions to funded backlog during fiscal 2020 and 2019 both totaled $7.4 billion. We report internally on our backlog on a monthly basis and review backlog upon occurrence of certain events to determine if any adjustments are necessary.
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
In addition, contract backlog includes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the funded backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a predetermined expiration date such as the end of the U.S. government's fiscal year. The revenue value of orders included in contract backlog that has not been recognized as revenue due to period of performance expirations has not exceeded approximately 5.2% of total backlog as of March 31, 2020 and any of the four preceding fiscal quarters.
We expect to recognize revenue from a substantial portion of funded backlog as of March 31, 2020 within the next twelve months. However, given the uncertainties discussed above, as well as the risks described in "Item 1A. Risk Factors", we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all.

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
Contracts with the U.S. government are subject to the FAR and are priced based on estimated or actual costs of providing the goods or services. We derive a majority of our revenue from contracts awarded through a competitive bidding process. Pricing for non-U.S. government agencies and commercial customers is based on discrete negotiations with each customer. Certain of our contracts contain award fees, incentive fees or other provisions that may increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or cost targets and may be based upon customer discretion. Management estimates variable consideration as the most likely amount that we expect to achieve based on our assessment of the variable fee provisions within the contract, prior experience with similar contracts or clients, and management’s evaluation of the performance on such contracts. We may perform work under a contract that has not been fully funded if the work has been authorized by the management and the customer to proceed. We evaluate unfunded amounts as variable consideration in estimating the transaction price. We include the estimated variable consideration in our transaction price to the extent that it is probable that a significant reversal of revenue will not occur upon the ultimate settlement of the variable fee provision. In the limited number of situations where our contracts with customers contain more than one performance obligation, we allocate the transaction price of a contract between the performance obligations in the proportion to their respective stand-alone selling prices. We generally estimate the stand-alone selling price of performance obligations based on an expected cost-plus margin approach as allowed under Topic 606. Our U.S. government contracts generally contain FAR provisions that enable the customer to terminate a contract for default or for the convenience of the U.S. government.
We recognize revenue for each performance obligation identified within our customer contracts when, or as, the performance obligation is satisfied by transferring the promised goods or services. Revenue may either be recognized over time or at a point in time. We generally recognize revenue over time as our contracts typically involve a continuous transfer of control to the customer. A continuous transfer of control under contracts with the U.S. government and its agencies is evidenced by clauses which require us to be paid for costs incurred plus a reasonable margin in the event that the customer unilaterally terminates the contract for convenience. For contracts where we recognize revenue over time, a contract cost-based input method is generally used to measure progress towards satisfaction of the underlying performance obligation(s). Contract costs include direct costs such as materials, labor and subcontract costs, as well as indirect costs identifiable with, or allocable to, a specific contract that are expensed as incurred. We do not incur material incremental costs to acquire or fulfill contracts. Under a contract cost-based input method, revenue is recognized based on the proportion of contract costs incurred to the total estimated costs expected to be incurred upon completion of the underlying performance obligation. We generally include both funded and unfunded portions of customer contracts in this estimation process.
For interim financial reporting periods, contract revenue attributable to indirect costs is recognized based upon agreed-upon annual forward-pricing rates established with the U.S. government at the start of each fiscal year. Forward pricing rates are estimated and agreed upon between us and the U.S. government and represent indirect contract costs required to execute and administer contract obligations. The impact of any agreed-upon changes, or changes in the estimated annual forward-pricing rates, will be recorded in the interim financial reporting period when such changes are identified. This change relates to the interim financial reporting period differences between the actual indirect costs incurred and allocated to customer contracts compared to the estimated amounts allocated to contracts using the estimated annual forward-pricing rates established with the U.S. government.

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
Many of our contracts recognize revenue under a contract cost-based input method and require an Estimate-at-Completion (EAC) process, which management uses to review and monitor the progress towards the completion of our performance obligations. Under this process, management considers various inputs and assumptions related to the EAC, including, but not limited to, progress towards completion, labor costs and productivity, material and subcontractor costs, and identified risks. Estimating the total cost at completion of performance obligations is subjective and requires management to make assumptions about future activity and cost drivers under the contract. Changes in these estimates can occur for a variety of reasons and, if significant, may impact the profitability of our contracts. Changes in estimates related to contracts accounted for under the EAC process are recognized in the period when such changes are made on a cumulative catch-up basis. If the estimate of contract profitability indicates an anticipated loss on a contract, we recognize the total loss at the time it is identified. For fiscal 2019, 2018 and 2017, the aggregate impact of adjustments in contract estimates was not material.
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
During the fiscal years ended March 31, 2020, March 31, 2019, and March 31, 2018, the Company did not record any impairment of goodwill and intangible assets.
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
The Company’s fiscal year ends on March 31 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31. The accompanying consolidated financial statements present the financial position of the Company as of March 31, 2020 and 2019 and the Company’s results of operations for fiscal 2020, fiscal 2019, and fiscal 2018.
Effective April 1, 2019, the Company adopted Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), using the modified retrospective transition approach and, as a result, comparative information for the prior fiscal years have not been retrospectively adjusted.
Certain amounts reported in the Company's prior year consolidated financial statements have been reclassified to conform to the current year presentation.

Results of Operations
The following table sets forth items from our consolidated statements of operations for the periods indicated:

	Fiscal Year Ended March 31,			Fiscal 2020 Versus Fiscal 2019	Fiscal 2019 Versus Fiscal 2018
	2020	2019	2018
	(In thousands)
Revenue	$7,463,841	$6,704,037	$6,167,600	11.3%	8.7%
Operating costs and expenses:
Cost of revenue	3,379,180	3,100,466	2,866,268	9.0%	8.2%
Billable expenses	2,298,413	2,004,664	1,861,312	14.7%	7.7%
General and administrative expenses	1,035,965	927,938	855,541	11.6%	8.5%
Depreciation and amortization	81,081	68,575	64,756	18.2%	5.9%
Total operating costs and expenses	6,794,639	6,101,643	5,647,877	11.4%	8.0%
Operating income	669,202	602,394	519,723	11.1%	15.9%
Interest expense	(96,960)	(89,517)	(82,269)	8.3%	8.8%
Other income (expense), net	7,192	2,526	(7,418)	NM	NM
Income before income taxes	579,434	515,403	430,036	12.4%	19.9%
Income tax expense	96,831	96,874	128,344	—%	(24.5)%
Net income	$482,603	$418,529	$301,692	15.3%	38.7%
NM - Not meaningful
Fiscal 2020 Compared to Fiscal 2019
Revenue
Revenue increased to $7,463.8 million from $6,704.0 million, or an 11.3% increase, primarily due to sustained client demand and increased client staff headcount to meet that demand. Revenue growth was also driven by an increase in billable expenses, including subcontractors and direct expenses on behalf of our clients.
Cost of Revenue
Cost of revenue increased to $3,379.2 million from $3,100.5 million, or a 9.0% increase. This increase was primarily due to an increase in salaries and salary-related benefits of $250.4 million, and an increase in employer retirement plan contributions of $12.7 million. The increase in salaries and salary-related benefits was driven by an increase in headcount growth and annual base salary increases. Cost of revenue as a percentage of revenue was 45.3% and 46.2% in fiscal 2020 and fiscal 2019, respectively.
Billable Expenses
Billable expenses increased to $2,298.4 million from $2,004.7 million, or a 14.7% increase. The overall increase was primarily attributable to an increase in use of subcontractors in fiscal 2020 driven by client demand. In addition, contracts which require the Company to incur direct expenses on behalf of clients increased over the prior year. Billable expenses as a percentage of revenue were 30.8% and 29.9% for fiscal 2020 and fiscal 2019, respectively.
General and Administrative Expenses
General and administrative expenses increased to $1,036.0 million from $927.9 million, or an 11.6% increase. The increase was primarily due to salaries and salary-related benefits of $52.0 million, driven by headcount growth as well as annual base salary increases. In addition, other business related expenses and professional fees increased $53.0 million. General and administrative expenses as a percentage of revenue were 13.9% and 13.8% for fiscal 2020 and fiscal 2019, respectively.
Depreciation and Amortization Expense
Depreciation and amortization expense increased to $81.1 million from $68.6 million, or an 18.2% increase, primarily due to increases in depreciation expense resulting from the effects of higher capital expenditures in fiscal 2019.

Interest Expense
Interest expense increased to $97.0 million from $89.5 million, or an 8.3% increase, primarily as a result of the incremental $400 million in debt the Company incurred in April 2019 under the delayed draw facility (the "Delayed Draw Facility"). This was partially offset by a reduction in expense as a result of the repayment of the remaining Deferred Payment Obligation balance in December 2019.
Income Tax Expense
Income tax expense decreased to $96.8 million from $96.9 million. The effective tax rate decreased to 16.7% in fiscal 2020 from 18.8% in fiscal 2019. The decrease was primarily due to an increase of $38.4 million in available research and development credits, net of reserves for uncertain tax positions, recognized in fiscal 2020, partially offset by the re-measurement of deferred income taxes of $27.9 million in fiscal 2019. We expect our effective tax rate to increase in relation to fiscal 2020 due to the research and development credits to be recognized being limited to a single tax year. For additional information concerning the research and development credit, see Note 14 to our consolidated financial statements.
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
Billable Expenses
Billable expenses increased to $2,004.7 million from $1,861.3 million, or a 7.7% increase. The overall increase was primarily attributable to an increase in use of subcontractors in fiscal 2019 driven by client demand. In addition, contracts which require the Company to incur direct and travel expenses on behalf of our clients increased over the prior year. Billable expenses as a percentage of revenue were 29.9% and 30.2% in fiscal 2019 and fiscal 2018, respectively.
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
Interest Expense
Interest expense increased to $89.5 million from $82.3 million, or an 8.8% increase, primarily due to an increase in 1 Month LIBOR, the benchmark interest rate under our Secured Credit Facility, which rose approximately 60 basis points during fiscal 2019.
Income Tax Expense
Income tax expense decreased to $96.9 million from $128.3 million, or a 24.5% decrease. The effective tax rate decreased to 18.8% in fiscal 2019 from 29.8% in fiscal 2018, primarily due to the 2017 Tax Act's reduction of the U.S. federal corporate tax rate and the re-measurement of deferred income taxes.
Liquidity and Capital Resources
As of March 31, 2020, our total liquidity was $1.1 billion, consisting of $741.9 million of cash and cash equivalents and $399.1 million available under the Revolving Credit Facility. During the fourth quarter of fiscal 2020, we drew $100 million on our Revolving Credit Facility as a precautionary measure to test the availability of funds during this time of uncertainty caused by the outbreak of COVID-19. To date, COVID-19 has not had a significant impact on our liquidity, cash flows or capital resources. However, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future. In the opinion of management, we will be able to meet our liquidity and cash needs through a combination of cash flows from operating activities, available cash balances, and available borrowing under the Revolving Credit Facility. If these resources need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities.
The following table presents selected financial information for the periods presented:

	Fiscal Year Ended March 31,
	2020	2019	2018
	(In thousands)
Cash and cash equivalents	$741,901	$283,990	$286,958
Total debt	$2,185,844	$1,759,761	$1,818,579

Net cash provided by operating activities	$551,428	$499,610	$369,143
Net cash used in investing activities	(128,079)	(89,212)	(96,453)
Net cash provided by (used in) financing activities	34,562	(413,366)	(203,149)
Total increase (decrease) in cash and cash equivalents	$457,911	$(2,968)	$69,541
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
Operating Cash Flow
Net cash provided by operations is primarily affected by the overall profitability of our contracts, our ability to invoice and collect cash from clients in a timely manner, our ability to manage our vendor payments, and the timing of cash paid for income taxes. Continued uncertainty in global economic conditions may also affect our business as customers and suppliers may decide to downsize, defer, or cancel contracts, which could negatively affect the operating cash flows. Net cash provided by operations was $551.4 million in fiscal 2020 compared to $499.6 million in fiscal 2019, or a 10.4% increase. The improvement in operating cash flow over the prior year was primarily due to the collection of our revenue and net income growth. This was partially offset by an increase in income taxes paid in fiscal 2020 as compared to the prior year.
Investing Cash Flow
Net cash used in investing activities was $128.1 million in fiscal 2020 compared to $89.2 million in the prior year, or a 43.6% increase. The increase in net cash used in investing activities was primarily due to an increase in capital expenditures over the prior year primarily related to investments in our facilities and infrastructure and information technology.
Financing Cash Flow
Net cash provided by financing activities was $34.6 million in fiscal 2020 compared to $413.4 million of net cash used in financing activities in the prior year. The increase in net cash provided by financing activities was primarily due to the following:

•	Total proceeds in fiscal 2020 of $500.0 million from the $400.0 million draw on our Delayed Draw Facility and a $100.0 million draw on our Revolving Credit Facility.

•	A $70.6 million decrease in share repurchases in fiscal 2020 as compared to the prior year.

•	The above was partially offset by the repayment of the remaining deferred payment obligation balance of $80.0 million and a $32.4 million increase in dividends paid compared to the prior year.
Dividends and Share Repurchases
The Company paid $1.04 in dividends per share to shareholders of record in fiscal 2020. On May 26, 2020, the Company announced a regular quarterly cash dividend in the amount of $0.31 per share. The quarterly dividend is payable on June 30, 2020 to stockholders of record on June 15, 2020.
The following table summarizes the cash distributions recognized in the consolidated statement of cash flows:

	Fiscal Year Ended March 31,
	2020	2019	2018
	(In thousands)
Recurring dividends (1)	$146,602	$114,234	$103,411
Dividend equivalents (2)	—	280	951
Total distributions	$146,602	$114,514	$104,362

(1) Amounts represent recurring dividends that were declared and paid for during each quarter of fiscal 2020, 2019, and 2018, respectively.
(2) Dividend equivalents are distributions made to option holders equal to the previously declared special dividends.
On December 12, 2011, the Board approved a $30.0 million share repurchase program, which was further increased by the Board on (i) January 27, 2015 to $180.0 million, (ii) January 25, 2017 to $410.0 million, (iii) November 2, 2017 to $610.0 million, (iv) May 24, 2018 to $910.0 million, and (v) May 23, 2019 to $1,310.0 million. The Company may repurchase shares pursuant to the program by means of open market repurchases, directly negotiated repurchases or through agents acting pursuant to negotiated repurchase agreements. During fiscal 2020 and 2019, the Company purchased 2.5 million and 5.1 million shares of the Company’s Class A Common Stock for an aggregate of $173.4 million and $239.8 million, respectively. As of March 31, 2020, the Company had approximately $484.8 million remaining under the repurchase program.
Any determination to pursue one or more of the above alternative uses for excess cash is subject to the discretion of the Board, and will depend upon various factors, including our results of operations, financial condition, liquidity requirements, restrictions that may be imposed by applicable law, our contracts, and our Credit Agreement, as amended, and other factors deemed relevant by the Board.
Indebtedness
Our debt totaled $2,185.8 million and $1,759.8 million as of March 31, 2020 and 2019, respectively. Our debt bears interest at specified rates (see Note 11 to our consolidated financial statements).
On November 26, 2019 (the "Amendment Effective Date"), Booz Allen Hamilton Inc. ("Booz Allen Hamilton") and Booz Allen Hamilton Investor Corporation ("Investor"), and certain wholly-owned subsidiaries of Booz Allen Hamilton, entered into the Seventh Amendment (the “Seventh Amendment”) to the Credit Agreement, dated as of July 31, 2012, as amended (the “Credit Agreement”) with certain institutional lenders, and Bank of America, N.A., as Administrative and Collateral Agents. The Seventh Amendment reduced the applicable margin applicable to the Term Loan B ("Term Loan B" and, together with the Term Loan A, the "Term Loans") from 2.00% to 1.75% for LIBOR loans and from 1.00% to 0.75% for base rate loans and extended the maturity of the Term Loan B to November 26, 2026. The applicable margin and maturity date applicable to the Term Loan A (the "Term Loan A") remained unchanged.
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
As of March 31, 2020, the Credit Agreement provided Booz Allen Hamilton with a $1,363.7 million Term Loan A, a $388.1 million Term Loan B, and $500.0 million in New Revolving Commitments with a sub-limit for letters of credit of $100.0 million. As of March 31, 2020, the maturity date of Term Loan A and the termination date for the Revolving Credit Facility was June 23, 2023 and the maturity date of Term Loan B was November 26, 2026. Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement are secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement and related documentation. Subject to specified conditions, without the consent of the then-existing lenders (but subject to the receipt of commitments), the Term Loans or Revolving Credit Facility may be expanded (or a new term loan facility or revolving credit facility added to the existing facilities) by up to (i) the greater of (x) $627 million and (y) 100% of consolidated EBITDA of Booz Allen Hamilton, as of the end of the most recently ended four quarter period for which financial statements have been delivered pursuant to the Credit Agreement plus (ii) the aggregate principal amount under which pro forma consolidated net secured leverage remains less than or equal to 3.50:1.00.
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
Booz Allen Hamilton occasionally borrows under the Revolving Credit Facility in anticipation of cash demands. During fiscal 2020 and 2019, Booz Allen Hamilton accessed a total $100.0 million and $110.0 million of its $500.0 million Revolving Credit Facility. As of March 31, 2020, there was $100.0 million outstanding on the Revolving Credit Facility. As of March 31, 2019, there was no outstanding balance on the Revolving Credit Facility.
The Credit Agreement requires quarterly principal payments of 1.25% of the stated principal amount of Term Loan A until maturity, and quarterly principal payments of 0.25% of the stated principal amount of Term Loan B until maturity.
Booz Allen Hamilton also has agreed to pay customary letter of credit and agency fees. As of March 31, 2020 and 2019, Booz Allen Hamilton was contingently liable under open standby letters of credit and bank guarantees issued by its banks in favor of third parties that totaled $9.7 million and $9.5 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At March 31, 2020 and 2019, approximately $0.9 million and $1.0 million, respectively, of these instruments reduced our available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $15.0 million facility established in fiscal 2015, of which $6.2 million and $6.5 million, respectively, was available to Booz Allen Hamilton at March 31, 2020 and 2019. As of March 31, 2020, we had $399.1 million of capacity available for additional borrowings under the Revolving Credit Facility.
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants include limitations on the following, in each case subject to certain exceptions: (i) indebtedness and liens; (ii) mergers, consolidations or amalgamations, liquidations, wind-ups or dissolutions, and disposition of all or substantially all assets; (iii) dispositions of property; (iv) restricted payments; (v) investments; (vi) transactions with affiliates; (vii) change in fiscal periods; (viii) negative pledges; (ix) restrictive agreements; (x) line of business; and (xi) speculative hedging. The events of default include the following, in each case subject to certain exceptions: (a) failure to make required payments under the Secured Credit Facility; (b) material breaches of representations or warranties under the Secured Credit Facility; (c) failure to observe covenants or agreements under the Secured Credit Facility; (d) failure to pay or default under certain other material indebtedness; (e) bankruptcy or insolvency; (f) certain ERISA events; (g) certain material judgments; (h) actual or asserted invalidity of the Guarantee and Collateral Agreements or the other security documents or failure of the guarantees or perfected liens thereunder; and (i) a change of control. In addition, we are required to meet certain financial covenants at each quarter end, namely Consolidated Net Total Leverage and Consolidated Net Interest Coverage Ratios. As of March 31, 2020, we were compliant with these covenants.
During fiscal 2020, interest payments of $50.3 million and $15.9 million were made for the Term Loan A and Term Loan B facilities, respectively. During fiscal 2019, interest payments of $41.9 million and $16.8 million were made for the Term Loan A and Term Loan B facilities, respectively.
The total outstanding debt balance is recorded in the accompanying consolidated balance sheets net of unamortized discount and debt issuance costs of $16.0 million and $19.0 million as of March 31, 2020 and 2019, respectively.
On April 25, 2017, Booz Allen Hamilton issued $350 million aggregate principal amount of its 5.125% Senior Notes due 2025 (the "Senior Notes") under an Indenture, dated April 25, 2017, among Booz Allen Hamilton, certain subsidiaries of Booz Allen Hamilton, as guarantors (the "Subsidiary Guarantors"), and Wilmington Trust, National Association, as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of April 25, 2017, among Booz Allen Hamilton, the Subsidiary Guarantors and the Trustee. A portion of the proceeds was used to repay all outstanding loans under the Revolving Credit Facility. For both fiscal 2020 and 2019, interest payments of $17.9 million were made for the Senior Notes.
Borrowings under the Term Loans and, if used, the Revolving Credit Facility, incur interest at a variable rate. In accordance with our risk management strategy between April 6, 2017 and April 4, 2019, Booz Allen Hamilton executed a series of interest rate swaps. As of March 31, 2020, we had interest rate swaps with an aggregate notional amount of $1 billion. These instruments hedge the variability of cash outflows for interest payments on the floating portion of our debt. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense (see Note 12 in our consolidated financial statements).
Capital Structure and Resources
Our stockholders’ equity amounted to $856.4 million as of March 31, 2020, an increase of $181.0 million compared to stockholders’ equity of $675.4 million as of March 31, 2019. The increase was primarily due to net income of $482.6 million in fiscal 2020 and stock-based compensation expense of $43.3 million, partially offset by $186.6 million in treasury stock resulting from the repurchase of shares of our Class A Common Stock and $146.6 million in aggregate quarterly dividend payments in fiscal 2020.

Off-Balance Sheet Arrangements
As of March 31, 2020, we did not have any material off-balance sheet arrangements.
Contractual Obligations
The following table summarizes our contractual obligations that require us to make future cash payments as of March 31, 2020. For contractual obligations, we included payments that we have an unconditional obligation to make.

	Payments Due by Fiscal Periods
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 years
	(In thousands)
Long-term debt (a)	$2,101,841	$77,865	$155,730	$1,149,599	$718,647
Operating lease obligations	372,258	61,900	128,689	95,569	86,100
Interest on indebtedness	272,679	62,398	118,872	65,596	25,813
Revolver debt	100,000	100,000	—	—	—
Tax liabilities for uncertain tax positions (b)	11,159	11,159	—	—	—
Total contractual obligations	$2,857,937	$313,322	$403,291	$1,310,764	$830,560

(a)	See Note 11 to our consolidated financial statements for additional information regarding debt and related matters.

(b)
The balance primarily includes an $11.1 million reserve for income tax uncertainties created with the acquisition of eGov Holdings, Inc. in fiscal 2017. Approximately, $45.0 million of gross unrecognized tax benefits were excluded as we are not able to reasonably estimate the timing of future cash flows to such unrecognized tax benefits. See Note 14 to our consolidated financial statements for additional information regarding gross unrecognized tax benefits.

In the normal course of business, we enter into agreements with subcontractors and vendors to provide products and services that we consume in our operations or that are delivered to our clients. These products and services are not considered unconditional obligations until the products and services are actually delivered, at which time we record a liability for our obligation.
Capital Expenditures
Since we do not own any of our facilities, our capital expenditure requirements primarily relate to the purchase of computers, management systems, furniture, and leasehold improvements to support our operations. Direct facility and equipment costs billed to clients are not treated as capital expenses. Our capital expenditures for fiscal 2020 and 2019 were $128.1 million and $94.7 million, respectively. The increase in capital expenditures over the prior year primarily relates to investments in our facilities and infrastructure, and information technology. We expect capital expenditures to decrease in the near term and overall in fiscal 2021 as compared to fiscal 2020. Given the uncertainty surrounding the COVID-19 outbreak, we may adjust our capital expenditures in fiscal 2021 to support our business operations as we further develop our long term strategy on a safe return to work.
Commitments and Contingencies
We are subject to a number of reviews, investigations, claims, lawsuits, and other uncertainties related to our business. For a discussion of these items, refer to Note 22 to our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in market rates and market prices such as those related to interest rates. Due to the wide-ranging adverse impacts on global financial markets and the current economic crisis caused by the outbreak of COVID-19, we may be exposed to greater interest rate volatility and market risk in the near future. We actively monitor these exposures and manage such risks through our regular financing activities and through the use of derivative financial instruments.
Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt, cash equivalents, which consist primarily of funds invested in U.S. government money-market funds, our cash flow hedges and our Rabbi trust.
Our exposure to market risk for changes in interest rates related to our outstanding debt will impact our Secured Credit Facility. The interest expense associated with our term loans and any loans under our Revolving Credit Facility will vary with market rates. A hypothetical interest rate increase of 25 basis points would have increased interest expense related to the term facilities under our Secured Credit Facility by approximately $3.1 million in fiscal 2020 and $3.7 million in fiscal 2019, and likewise decreased our income and cash flows. The year over year increase in interest expense is primarily due to the incremental $400 million in debt the Company incurred in April 2019 under the Delayed Draw Facility. This was partially offset by a 150 basis point reduction in 1 Month LIBOR, the benchmark interest rate used in conjunction with our floating rate debt. Additionally, as part of the Seventh Amendment consummated on November 26, 2019, the Company reduced its credit spread by 25 basis points on the Term Loan B debt tranche, further contributing to offsetting interest expense year over year.
As of March 31, 2020 and 2019, we had $741.9 million and $284.0 million, respectively, in cash and cash equivalents. The return on our cash and cash equivalents balance as of March 31, 2020 and 2019 was less than 3%. Therefore, the corresponding impact to our interest income, and likewise to our income and cash flow, was not material.
Pursuant to our interest rate risk management strategies, we use interest rate cash flow hedges to add stability to our incurrence of interest rate expense and to manage our exposure to related interest rate movement. See Note 12 to our consolidated financial statements for further discussion. As of March 31, 2020, we had interest rate swaps with an aggregate notional amount of $1 billion. These derivative instruments hedge the variability of cash outflows for interest payments on our variable rate debt and are recorded at fair value on our consolidated balance sheet. As of March 31, 2020, a 25 basis point increase in interest rates would increase the fair value of our interest rate swaps by approximately $6.5 million and a 25 basis point decrease in interest rates would decrease the fair value of our interest rate swaps by approximately $5.8 million.
During fiscal 2019, we established a Rabbi trust to provide for the payment of benefits under our non-qualified deferred compensation plan. As of March 31, 2020, fund assets totaled $5.9 million which include mutual fund investments that are subject to fluctuations in market prices and interest rates. Cash distributions made to plan participants are recognized as operating cash flows in the consolidated statement of cash flows and have the effect of lowering both fund assets and the corresponding fund liabilities on a one-for-one basis. Changes in fair value on fund liabilities offset the changes in fair value of fund assets, and changes in fair value on both fund assets and fund liabilities are recognized in earnings on our consolidated statements of operations. See Notes 15 and 20 to our consolidated financial statements for further discussion.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Booz Allen Hamilton Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Booz Allen Hamilton Holding Corporation (the Company) as of March 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at March 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 26, 2020 expressed an unqualified opinion thereon.

Adoption of New Accounting Standards

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases in fiscal year 2020 due to the adoption of the new leasing standard. The Company adopted the new leasing standard using the modified retrospective approach.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition related to the cost-based input method and variable consideration

Description of the Matter
As described in Notes 2 and 3 to the consolidated financial statements, the Company generally recognizes revenue over time as services are provided, as most of its contracts involve a continuous transfer of control to the customer. For certain of these contracts, revenue is recognized under a cost-based input method that requires an estimate of total costs at completion of the performance obligation, and certain contracts include variable consideration (e.g., award or incentive fees) that require estimates of the amounts that are probable Estimates of costs at completion and variable consideration are highly subjective to develop and can change over the contract performance period for a variety of reasons and, if significant, these changes could have a material effect on the Company’s results of operations.
Auditing revenue recognition based on the cost-based input method involved subjective auditor judgment because the Company’s estimates include costs at completion. The estimates of costs at completion are based on management’s assessment of the stage of completion of the performance obligations and the time and materials necessary to fulfill its performance obligations under the contracts. Auditing variable consideration involved subjective auditor judgement because the Company’s estimates include an expectation of award and incentive fees. The estimates of variable consideration for a contract are based on, among other things, the Company’s historical experience earning award or incentive fees on that contract or other similar contracts.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over revenue recognition under the cost-based input method and for variable consideration. For example, we tested controls over the determination of significant assumptions regarding the estimation of costs to be incurred for the performance obligations, controls evaluating the appropriateness of changes in estimated future costs, and controls over estimating the portion of award or incentive fees probable to be earned.
To test the recognition of revenue under the cost-based input method, our audit procedures included among others, reviewing management’s projected costs for consistency with contract terms, obtaining an understanding of the stage of completion through review of customer correspondence, evidence of stage of completion including discussion with program teams, and comparing actual results to prior management estimates. To test the estimates of the portion of award or incentive fees probable to be earned, our audit procedures included among others, agreeing data from the Company’s calculation to contract documentation supporting fees previously awarded for a contract or other similar contracts, and inspection of customer correspondence and considered the sensitivity of the estimates based on the range of historical experience earning award or incentive fees.

Government Contracting Matters - Provision for Claimed Indirect Costs

Description of the Matter
As discussed in Note 22 to the consolidated financial statements, in the ordinary course of business, agencies of the U.S. government, including the Defense Contract Audit Agency (DCAA), routinely audit the Company’s indirect costs and business practices for compliance with the Cost Accounting Standards and the Federal Acquisition Regulation. Such audits may result in, and have historically resulted in, the Company’s inability to retain certain claimed indirect costs, including executive and employee compensation, due to differing views of the allowability and reasonableness of such costs. As of March 31, 2020, years subsequent to the Company’s fiscal year 2011 remained subject to audit and final resolution. The Company recognized a liability of $224.6 million for estimated adjustments to claimed indirect costs based on its historical DCAA audit results, including the final resolution of such audits with the Defense Contract Management Agency (DCMA) (the provision for claimed indirect costs).
Auditing the provision for claimed indirect costs was complex due to the inherently judgmental nature of management’s estimate of adjustments to claimed indirect costs based on the number of years that remain open to audit and expected final resolution by agencies of the U.S. government. Significant changes in management’s estimate could have a material effect on the Company’s results of operations.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s determination of its provision for claimed indirect costs. For example, we tested controls over the application of the available historical information from resolution of audits and communications from agencies of the U.S. government utilized in the determination of the estimate. We also tested management’s controls over the completeness and accuracy of the data used.
To test the provision for claimed indirect costs, we performed audit procedures that included, among others, testing the clerical accuracy of the estimates and the completeness and accuracy of the data utilized in determining the provision. We inspected communications with the DCAA or DCMA including prior audit reports and final resolutions. We also engaged our government contracting specialists to assist in identifying trends and recent experience in DCAA audits to evaluate the data the Company used to estimate the provision for claimed indirect costs.

Unrecognized Tax Benefits

Description of the Matter
As discussed in Notes 2 and 14 to the consolidated financial statements, the Company is subject to federal, state and foreign taxation in various jurisdictions. The Company reserves for uncertain tax positions related to unrecognized income tax benefits where it is not more likely than not that the Company’s tax position will be sustained. During the year ended March 31, 2020, the Company has recorded additional unrecognized tax benefits of $34.0 million for tax positions related to prior years and $11.0 million related to tax positions in the current year. These reserves involve considerable judgment and estimation and are evaluated by management based on available information.
Auditing the unrecognized tax benefits was complex due to the significant judgment in applying the tax law and inherent uncertainty involved in predicting the ultimate resolution of the matter with the taxing authority.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting for uncertain tax positions. For example, we tested controls over management’s review of the application of the tax law and the analysis performed to determine the unrecognized tax benefits. We also tested management’s controls over the completeness and accuracy of the data used in the calculation of the liabilities recorded.
To test the unrecognized tax benefits, we performed audit procedures that included, among others, understanding the application of the tax law and rationale used by management and evaluating whether the uncertain tax position met the “more likely than not” recognition threshold. For example, we verified our understanding of the relevant facts by reading the Company's analysis of the application of the tax law. We involved our tax subject matter resources in the assessment of the technical merits of the Company’s tax positions, considering the applicable tax laws, and the methodology applied. We assessed the mathematical accuracy of management’s calculations, reviewed contracts and other source documents and performed sensitivity analyses related to management’s estimate.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2006
Tysons, Virginia
May 26, 2020

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONSOLIDATED BALANCE SHEETS

	March 31, 2020	March 31, 2019
	(Amounts in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$741,901	$283,990
Accounts receivable, net of allowance	1,459,471	1,330,364
Prepaid expenses and other current assets	126,816	84,986
Total current assets	2,328,188	1,699,340
Property and equipment, net of accumulated depreciation	208,077	172,453
Operating lease right-of-use assets	240,122	—
Intangible assets, net of accumulated amortization	300,987	287,051
Goodwill	1,581,160	1,581,160
Other long-term assets	135,432	91,837
Total assets	$4,793,966	$3,831,841
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$177,865	$57,924
Accounts payable and other accrued expenses	698,011	664,948
Accrued compensation and benefits	348,775	325,553
Operating lease liabilities	49,021	—
Other current liabilities	54,006	130,814
Total current liabilities	1,327,678	1,179,239
Long-term debt, net of current portion	2,007,979	1,701,837
Operating lease liabilities, net of current portion	270,266	—
Income tax reserves	56,130	11,509
Deferred tax liabilities	88,086	33,238
Other long-term liabilities	187,471	230,652
Total liabilities	3,937,610	3,156,475
Commitments and contingencies (Note 22)
Stockholders’ equity:
Common stock, Class A — $0.01 par value — authorized, 600,000,000 shares; issued, 161,333,973 shares at March 31, 2020 and 159,924,825 shares at March 31, 2019; outstanding, 138,719,921 shares at March 31, 2020 and 140,027,853 shares at March 31, 2019	1,613	1,599
Treasury stock, at cost — 22,614,052 at March 31, 2020 and 19,896,972 shares at March 31, 2019	(898,095)	(711,450)
Additional paid-in capital	468,027	401,596
Retained earnings	1,330,812	994,811
Accumulated other comprehensive loss	(46,001)	(11,190)
Total stockholders’ equity	856,356	675,366
Total liabilities and stockholders’ equity	$4,793,966	$3,831,841

The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
	2020	2019	2018
	(Amounts in thousands, except per share data)
Revenue	$7,463,841	$6,704,037	$6,167,600
Operating costs and expenses:
Cost of revenue	3,379,180	3,100,466	2,866,268
Billable expenses	2,298,413	2,004,664	1,861,312
General and administrative expenses	1,035,965	927,938	855,541
Depreciation and amortization	81,081	68,575	64,756
Total operating costs and expenses	6,794,639	6,101,643	5,647,877
Operating income	669,202	602,394	519,723
Interest expense	(96,960)	(89,517)	(82,269)
Other income (expense), net	7,192	2,526	(7,418)
Income before income taxes	579,434	515,403	430,036
Income tax expense	96,831	96,874	128,344
Net income	$482,603	$418,529	$301,692
Earnings per common share (Note 4):
Basic	$3.43	$2.94	$2.05
Diluted	$3.41	$2.91	$2.03

The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended March 31,
	2020	2019	2018
	(Amounts in thousands)
Net income	$482,603	$418,529	$301,692
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on derivatives designated as cash flow hedges	(39,752)	(7,971)	4,993
Change in postretirement plan costs	4,941	11,887	(171)
Total other comprehensive (loss) income, net of tax	$(34,811)	$3,916	$4,822
Comprehensive income	$447,792	$422,445	$306,514

The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
	2020	2019	2018
	(Amounts in thousands)
Cash flows from operating activities
Net income	$482,603	$418,529	$301,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,081	68,575	64,756
Noncash lease expense	55,096	—	—
Stock-based compensation expense	43,290	31,275	23,318
Deferred income taxes	65,434	23,006	8,956
Amortization of debt issuance costs and loss on extinguishment	6,139	9,354	5,974
Losses (gains) on dispositions	1,772	(5,464)	(246)
Changes in assets and liabilities:
Accounts receivable, net of allowance	(129,107)	(196,453)	(126,196)
Income taxes receivable / payable	(122,977)	21,634	(4,821)
Prepaid expenses and other current assets	(13,500)	(2,328)	14,119
Other long-term assets	(6)	(15,346)	(12,394)
Accrued compensation and benefits	18,044	44,137	11,296
Accounts payable and other accrued expenses	48,260	107,644	53,527
Income tax reserves	44,621	(278)	140
Other current liabilities	5,016	(7,885)	4,762
Operating lease liabilities	(37,651)	—	—
Other long-term liabilities	3,313	3,210	24,260
Net cash provided by operating activities	551,428	499,610	369,143
Cash flows from investing activities
Purchases of property, equipment, and software	(128,079)	(94,681)	(78,437)
Payments for businesses acquired, net of proceeds from sales of business	—	5,469	(19,113)
Insurance proceeds received for damage to equipment	—	—	1,097
Net cash used in investing activities	(128,079)	(89,212)	(96,453)
Cash flows from financing activities
Proceeds from issuance of common stock	14,987	11,266	8,907
Stock option exercises	8,925	12,116	12,095
Repurchases of common stock	(182,224)	(252,824)	(270,318)
Cash dividends paid	(146,602)	(114,234)	(103,411)
Repayment of debt	(76,922)	(170,512)	(317,149)
Proceeds from debt issuance	497,891	102,071	467,678
Payment of deferred payment obligation	(80,000)	—	—
Other financing activities	(1,493)	(1,249)	(951)
Net cash provided by (used in) financing activities	34,562	(413,366)	(203,149)
Net increase (decrease) in cash and cash equivalents	457,911	(2,968)	69,541
Cash and cash equivalents––beginning of year	283,990	286,958	217,417
Cash and cash equivalents––end of year	$741,901	$283,990	$286,958
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$84,125	$76,731	$62,498
Income taxes	$109,754	$52,512	$128,416
Supplemental disclosures of non-cash investing and financing activities
Share repurchases transacted but not settled and paid	$10,736	$6,315	$9,146
Noncash financing activities	$3,920	$3,033	$—
The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2017	155,901,485	$1,559	(7,013,777)	$(191,900)	$302,907	$489,384	$(17,077)	$584,873
Issuance of common stock	866,099	8	—	—	8,899	—	—	8,907
Stock options exercised	1,261,089	13	—	—	12,082	—	—	12,095
Repurchase of common stock	—	—	(7,568,357)	(269,557)	—	—	—	(269,557)
Recognition of liability related to future stock option exercises	—	—	—	—	(248)	—	—	(248)
Net income	—	—	—	—	—	301,692	—	301,692
Reclassification of AOCI due to the 2017 Tax Act (Note 16)	—	—	—	—	—	2,851	(2,851)	—
Other comprehensive income, net of tax	—	—	—	—	—	—	4,822	4,822
Dividends paid of $0.70 per common share	—	—	—	—	—	(103,411)	—	(103,411)
Stock-based compensation expense	—	—	—	—	23,318	—	—	23,318
Balance at March 31, 2018	158,028,673	$1,580	(14,582,134)	$(461,457)	$346,958	$690,516	$(15,106)	$562,491
Issuance of common stock	876,187	9	—	—	11,257	—	—	11,266
Stock options exercised	1,019,965	10	—	—	12,106	—	—	12,116
Repurchase of common stock	—	—	(5,314,838)	(249,993)	—	—	—	(249,993)
Net income	—	—	—	—	—	418,529	—	418,529
Other comprehensive income, net of tax	—	—	—	—	—	—	3,916	3,916
Dividends paid of $0.80 per common share	—	—	—	—	—	(114,234)	—	(114,234)
Stock-based compensation expense	—	—	—	—	31,275	—	—	31,275
Balance at March 31, 2019	159,924,825	$1,599	(19,896,972)	$(711,450)	$401,596	$994,811	$(11,190)	$675,366
Issuance of common stock	833,258	8	—	—	14,979	—	—	14,987
Stock options exercised	575,890	6	—	—	8,919	—	—	8,925
Repurchase of common stock	—	—	(2,717,080)	(186,645)	—	—	—	(186,645)
Recognition of liability related to future restricted stock units vesting	—	—	—	—	(757)	—	—	(757)
Net income	—	—	—	—	—	482,603	—	482,603
Other comprehensive loss, net of tax	—	—	—	—	—	—	(34,811)	(34,811)
Dividends paid of $1.04 per common share	—	—	—	—	—	(146,602)	—	(146,602)
Stock-based compensation expense	—	—	—	—	43,290	—	—	43,290
Balance at March 31, 2020	161,333,973	$1,613	(22,614,052)	$(898,095)	$468,027	$1,330,812	$(46,001)	$856,356

The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
March 31, 2020
1. BUSINESS OVERVIEW
Our Business
Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or the Company, we, us, and our, was incorporated in Delaware in May 2008. The Company provides management and technology consulting, analytics, engineering, digital solutions, mission operations, and cyber services to U.S. and international governments, major corporations, and not-for-profit organizations. The Company reports operating results and financial data in one reportable segment. The Company is headquartered in McLean, Virginia, with approximately 27,200 employees as of March 31, 2020.
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
The Company’s fiscal year ends on March 31 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31. The accompanying consolidated financial statements present the financial position of the Company as of March 31, 2020 and 2019 and the Company’s results of operations for fiscal 2020, 2019, and 2018.
Certain amounts reported in the Company's prior year consolidated financial statements have been reclassified to conform to the current year presentation. Effective April 1, 2019, the Company adopted Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), using the modified retrospective transition approach and, as a result, comparative information for the prior fiscal years have not been retrospectively adjusted.
Accounting Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Areas of the consolidated financial statements where estimates may have the most significant effect include the provision for claimed indirect costs, valuation and expected lives of tangible and intangible assets, contingent consideration related to business acquisitions, impairment of long-lived assets, accrued liabilities, revenue recognition, including the accrual of indirect costs, bonus and other incentive compensation, stock-based compensation, reserves for uncertain tax positions and valuation allowances on deferred tax assets, provisions for income taxes, postretirement obligations, collectability of receivables, and loss accruals for litigation. Actual results experienced by the Company may differ materially from management's estimates.
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
Contracts with the U.S. government are subject to the FAR and are priced based on estimated or actual costs of providing the goods or services. The Company derives a majority of its revenue from contracts awarded through a competitive bidding process. Pricing for non-U.S. government agencies and commercial customers is based on discrete negotiations with each customer. Certain of the Company’s contracts contain award fees, incentive fees or other provisions that may increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or cost targets and may be based upon customer discretion. Management estimates variable consideration as the most likely amount that we expect to achieve based on our assessment of the variable fee provisions within the contract, prior experience with similar contracts or clients, and management’s evaluation of the performance on such contracts. The Company may perform work under a contract that has not been fully funded if the work has been authorized by the management and the customer to proceed. The Company evaluates unfunded amounts as variable consideration in estimating the transaction price. We include the estimated variable consideration in our transaction price to the extent that it is probable that a significant reversal of revenue will not occur upon the ultimate settlement of the variable fee provision. In the limited number of situations where our contracts with customers contain more than one performance obligation, the Company allocates the transaction price of a contract between the performance obligations in the proportion to their respective stand-alone selling prices. The Company generally estimates the stand-alone selling price of performance obligations based on an expected cost-plus margin approach as allowed under Topic 606. Our U.S. government contracts generally contain FAR provisions that enable the customer to terminate a contract for default or for the convenience of the U.S. government.
The Company recognizes revenue for each performance obligation identified within our customer contracts when, or as, the performance obligation is satisfied by transferring the promised goods or services. Revenue may either be recognized over time or at a point in time. The Company generally recognizes revenue over time as our contracts typically involve a continuous transfer of control to the customer. A continuous transfer of control under contracts with the U.S. government and its agencies is evidenced by clauses which require the Company to be paid for costs incurred plus a reasonable margin in the event that the customer unilaterally terminates the contract for convenience. For contracts where the Company recognizes revenue over time, a contract cost-based input method is generally used to measure progress towards satisfaction of the underlying performance obligation(s). Contract costs include direct costs such as materials, labor and subcontract costs, as well as indirect costs identifiable with, or allocable to, a specific contract that are expensed as incurred. The Company does not incur material incremental costs to acquire or fulfill contracts. Under a contract cost-based input method, revenue is recognized based on the proportion of contract costs incurred to the total estimated costs expected to be incurred upon completion of the underlying performance obligation. The Company generally includes both funded and unfunded portions of customer contracts in this estimation process.
For interim financial reporting periods, contract revenue attributable to indirect costs is recognized based upon agreed-upon annual forward-pricing rates established with the U.S. government at the start of each fiscal year. Forward pricing rates are estimated and agreed upon between the Company and the U.S. government and represent indirect contract costs required to execute and administer contract obligations. The impact of any agreed-upon changes, or changes in the estimated annual forward-pricing rates, will be recorded in the interim financial reporting period when such changes are identified. This change

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

relates to the interim financial reporting period differences between the actual indirect costs incurred and allocated to customer contracts compared to the estimated amounts allocated to contracts using the estimated annual forward-pricing rates established with the U.S. government.
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
Many of our contracts recognize revenue under a contract cost-based input method and require an Estimate-at-Completion (EAC) process, which management uses to review and monitor the progress towards the completion of our performance obligations. Under this process, management considers various inputs and assumptions related to the EAC, including, but not limited to, progress towards completion, labor costs and productivity, material and subcontractor costs, and identified risks. Estimating the total cost at completion of performance obligations is subjective and requires management to make assumptions about future activity and cost drivers under the contract. Changes in these estimates can occur for a variety of reasons and, if significant, may impact the profitability of the Company’s contracts. Changes in estimates related to contracts accounted for under the EAC process are recognized in the period when such changes are made on a cumulative catch-up basis. If the estimate of contract profitability indicates an anticipated loss on a contract, the Company recognizes the total loss at the time it is identified. For fiscal 2020, 2019 and 2018, the aggregate impact of adjustments in contract estimates was not material.
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
Valuation of Accounts Receivable
The Company maintains allowances for doubtful accounts against certain accounts receivables based upon the latest information regarding whether specific charges are recoverable or invoices are ultimately collectible. Assessing the recoverability of charges and collectability of customer receivables requires management judgment. The Company determines its allowance for doubtful accounts by specifically analyzing individual accounts receivable, historical bad debts, customer credit-worthiness, current economic conditions, accounts receivable aging trends for billed receivables, availability of funding, compliance with contractual terms and conditions, client satisfaction with work performed, and other factors impacting accounts receivables. Valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate recoverability and collectability of accounts receivable becomes available. Upon determination that a receivable is uncollectible, the receivable balance and any associated reserve are written off.
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
Intangible Assets
Intangible assets primarily consist of the Company's trade name, customer relationships, software and other amortizable intangible assets. The Company capitalizes the following costs associated with developing internal-use computer software pertaining to upgrades in our business and financial systems: (i) external direct costs of materials and services consumed in developing or obtaining internal-use computer software and (ii) certain payroll and payroll-related costs for Company employees who are directly associated with the development of internal-use software, to the extent of the time spent directly on the project. Customer relationships are generally amortized on an accelerated basis over the expected life based on projected future cash flows of approximately three to twelve years. Software purchased or developed for internal use is amortized over three to five years. The Company's trade name is not amortized, but is tested for impairment on at least an annual basis as of January 1 and more frequently if interim indicators of impairment exist. The trade name is considered to be impaired if the carrying value exceeds its estimated fair value. The Company uses the relief from royalty method to estimate the fair value. The fair value of the asset is the present value of the license fees avoided by owning the asset, or the royalty savings. During the fiscal years ended March 31, 2020, 2019, and 2018, the Company did not record any impairment of intangible assets.
Goodwill
The Company assesses goodwill for impairment on at least an annual basis on January 1 unless interim indicators of impairment exist. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. The Company operates as a single operating segment and as a single reporting unit for the purpose of evaluating goodwill. As of January 1, 2020, the Company performed its annual impairment test of goodwill by comparing the fair value of the Company (based on market capitalization) to the carrying value of the Company's net equity, and concluded that the fair value of the reporting unit was significantly greater than the carrying amount. During the fiscal years ended March 31, 2020, 2019, and 2018, the Company did not record any impairment of goodwill.
Long-Lived Assets
The Company reviews its long-lived assets, including property and equipment, amortizable intangible assets, and right-of-use (ROU) assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for any excess of the carrying amount over the fair value of the asset. During the fiscal years ended March 31, 2020, 2019, and 2018, the Company did not record any material impairment charges.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

Leases
At contract inception the Company determines whether the contract is, or contains, a lease, which exists when the contract conveys the right to control the use of identified property or equipment for a period of time in exchange for consideration. Operating lease balances are included in operating lease right-of-use assets, operating lease liabilities, and operating lease liabilities, net of current portion in our consolidated balance sheet. Cash payments arising from operating leases are classified within operating activities in the consolidated statement of cash flows. As of March 31, 2020, the Company has no finance leases.
The Company's leases are generally for facilities and office space and the Company recognizes ROU assets and lease liabilities at the lease commencement date for those arrangements. The initial lease liability is equal to the present value of the future minimum lease payments over the lease term. The initial measurement of the ROU asset is equal to the initial lease liability plus any initial direct costs and prepaid lease payments, less any lease incentives. At the lease commencement date the Company estimates its collateralized incremental borrowing rate based on publicly available yields adjusted for Company-specific considerations and the Company's varying lease terms in determining the present value of future payments. Certain of the Company’s leases contain options to renew or to terminate the lease which are included in the determination of the ROU assets and lease liabilities when it is reasonably certain that the Company will exercise the option. The Company's leases may also include variable lease payments, such as maintenance costs, utilities, or other variable lease-related payments which are not included in measuring ROU assets and lease liabilities and are recorded as lease expense in the period incurred.
As permitted under Topic 842 the Company elected not to recognize ROU assets and lease liabilities for leases with an initial term of 12 months or less; lease expense from these leases are recognized on a straight-line basis over the lease term. As further permitted under Topic 842, for all material classes of leased assets, the Company elected to not separate lease components from non-lease components, accounting for both components as a single lease component. As of March 31, 2020, the Company did not have any lease agreements with residual value guarantees or material restrictions or covenants.
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
The Company periodically assesses its tax positions for all periods open to examination by tax authorities based on the latest available information. Those positions are evaluated to determine whether they will more likely than not be sustained upon examination by the Internal Revenue Service (“IRS”) or other taxing authorities. The Company reserves for these uncertain tax positions related to unrecognized income tax benefits where it is not more likely than not that the Company’s tax position will be sustained on examination and settlement with the various taxing authorities. Liabilities for unrecognized tax benefits are measured based on the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. These unrecognized tax benefits are recorded as a component of income tax expense. As uncertain tax positions in periods open to examination are closed out, or as new information becomes available, the resulting change is reflected in the recorded liability and income tax expense. Penalties and interest recognized related to the reserves for uncertain tax positions are recorded as a component of income tax expense.
Comprehensive Income
Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is presented in the consolidated statements of comprehensive income. Accumulated other comprehensive loss as of March 31, 2020 and 2019 consisted of net unrealized losses on the Company’s defined and postretirement benefit plans and unrealized gains or losses on interest rate swaps designated as cash flow hedges.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

Stock-Based Compensation
Stock-based compensation to employees are recognized in the consolidated statements of operations based on their grant date fair values with the expense for time vested awards recognized on an accelerated basis over the vesting period. The expense for performance awards is recognized straight line over the vesting period. The Company uses the Black-Scholes option-pricing model to determine the fair value of its option awards at the time of grant.
Defined Benefit Plan and Other Postretirement Benefits
The Company recognizes the underfunded status of defined benefit plans on the consolidated balance sheets within other long-term liabilities. Gains and losses, and prior service costs and credits that have not yet been recognized through net periodic benefit cost are recognized in accumulated other comprehensive loss, net of tax effects, and will be amortized as a component of net periodic cost in future periods. The measurement date, the date at which the benefit obligations are measured, is the Company’s fiscal year-end.
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
Recently Adopted Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and subsequent updates, which supersedes the leases requirements in ASC 840, Leases (Topic 840) and requires lessees to recognize ROU assets and lease liabilities on their balance sheet for all leases with a lease term greater than 12 months. The Company adopted the standard on April 1, 2019 using the modified retrospective transition approach, and as a result did not recast comparative prior years' information and presented prior years' amounts and disclosures under Topic 840. The Company elected certain practical expedients, including the option not to apply lease recognition for short-term leases; an election to not separate lease from non-lease components; and a package of practical expedients such that, upon the initial adoption of Topic 842, the Company did not reassess whether expired or existing contracts contain leases, nor did the Company reassess the lease classification for expired or existing leases. The Company did not elect the practical expedient to use hindsight in determining the lease term and in assessing impairment of ROU assets.
Upon the adoption of Topic 842, the Company recognized ROU assets of $268.8 million and lease liabilities of $330.6 million on the consolidated balance sheets, inclusive of required conforming balance sheet reclassifications pertaining to accounts such as deferred rent, tenant allowances, and lease receivables. As required under Topic 842 transition guidance, the

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

lease liabilities recognized were measured at the present value of remaining minimum rental payments pursuant to Topic 840 which include executory costs.
The impact to the condensed balance sheet at April 1, 2019 for the adoption of Topic 842 is as follows:

	Balance at March 31, 2019	Adoption Adjustment for Topic 842	Balance at April 1, 2019
Current assets:
Prepaid expenses and other current assets	$84,986	$(27,515)	$57,471

Non-current assets:
Operating lease right-of-use assets	$—	$268,840	$268,840
Other long-term assets	91,837	(4,619)	87,218

Current liabilities:
Accounts payable and other accrued expenses	$664,948	$(15,197)	$649,751
Operating lease liabilities	—	34,645	34,645

Non-current liabilities:
Operating lease liabilities, net of current portion	$—	$295,915	$295,915
Other long-term liabilities	230,652	(78,657)	151,995

Further, at the adoption of Topic 842, the Company recognized a deferred tax liability corresponding to the operating lease right-of-use assets of $69 million and a deferred tax asset corresponding to the operating lease liabilities of $93 million, inclusive of a decrease to deferred tax assets for the deferred rent and tenant allowances of $24 million as of March 31, 2019. There was no cumulative impact to retained earnings and the adoption of Topic 842 did not have a material impact to either of the consolidated statements of operations or cash flows.
In March 2020, The FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance is intended to provide relief for entities impacted by reference rate reform. Topic 848 contains provisions and optional expedients designed to simplify requirements around designation of hedging relationships, probability assessments of hedged forecasted transactions and accounting for modifications of contracts that refer to LIBOR or other rates affected by reference rate reform. The guidance is elective and is effective on the date of issuance. Topic 848 is applied prospectively to contract modifications and as of the effective date for existing and new eligible hedging relationships. The guidance is temporary and will generally not be applicable to transactions which occur after December 31, 2022. The Company elected to adopt Topic 848 in the fourth quarter of fiscal 2020 and has elected to apply the hedge accounting practical expedient related to probability of the hedged future LIBOR indexed cash flows. The Company continues to evaluate the impact of this guidance and may apply other elections, as applicable. The adoption of this guidance did not have a material impact on the consolidated financial statements and disclosures.
Recent Accounting Pronouncements Not Yet Adopted
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This guidance requires a customer in a cloud computing arrangement that is a service contract to follow existing internal-use software guidance to determine which implementation costs to defer and recognize as an asset. ASU 2018-15 generally aligns the guidance on capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with that of implementation costs incurred to develop or obtain internal-use software, including hosting arrangements that include an internal-use software license. ASU 2018-15 is effective for interim reporting periods for fiscal years beginning after December 15, 2019. Early adoption is permitted. The standard may be adopted either retrospectively or prospectively. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). This guidance requires companies to record an allowance for expected credit losses over the contractual term of certain financial assets, including trade receivables and contract assets, and expands disclosure requirements for credit quality of financial assets. The adoption of ASU 2016-13 will be applied as a cumulative-effect adjustment to retained

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

earnings as of the beginning of the first reporting period after adoption. The Company does not expect the adoption of the new standard on April 1, 2020 to have a material impact on the Company's consolidated financial statements.
Other recent accounting pronouncements issued during fiscal 2020 and through the filing date are not expected to have a material impact on the Company's present or historical consolidated financial statements.
3. REVENUE
The Company's revenues from contracts with customers (clients) are derived from offerings that include management and technology consulting services, analytics, digital solutions, engineering, mission operations, and cyber services, substantially with the U.S. government and its agencies, and to a lesser extent, subcontractors. The Company also serves foreign governments, as well as domestic and international commercial clients. The Company performs under various types of contracts, which include cost-reimbursable-plus-fee contracts, time-and-material contracts, and fixed-price contracts.
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

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

The table below presents the total revenue for each type of contract:

	Fiscal Year Ended March 31,
	2020		2019		2018
Cost-reimbursable	$4,211,592	57%	$3,580,595	53%	$3,155,049	51%
Time-and-materials	1,737,414	23%	1,576,673	24%	1,542,899	25%
Fixed-price	1,514,835	20%	1,546,769	23%	1,469,652	24%
Total Revenue	$7,463,841	100%	$6,704,037	100%	$6,167,600	100%
Revenue by Customer Type:

	Fiscal Year Ended March 31,
	2020		2019		2018
U.S. government:
Defense Clients	$3,568,659	47%	$3,114,571	47%	$2,830,102	46%
Intelligence Clients	1,614,315	22%	1,566,870	23%	1,494,489	24%
Civil Clients	2,019,245	27%	1,760,996	26%	1,644,860	27%
Total U.S. government	7,202,219	96%	6,442,437	96%	5,969,451	97%
Global Commercial Clients	261,622	4%	261,600	4%	198,149	3%
Total Revenue	$7,463,841	100%	$6,704,037	100%	$6,167,600	100%
Revenue by Whether the Company Acts as a Prime Contractor or a Sub-Contractor:

	Fiscal Year Ended March 31,
	2020		2019		2018
Prime Contractor	$6,884,763	92%	$6,159,918	92%	$5,626,544	91%
Sub-contractor	579,078	8%	544,119	8%	541,056	9%
Total Revenue	$7,463,841	100%	$6,704,037	100%	$6,167,600	100%

Performance Obligations
Remaining performance obligations represent the transaction price of exercised contracts for which work has not yet been performed, irrespective of whether funding has or has not been authorized and appropriated as of the date of exercise. Remaining performance obligations do not include negotiated but unexercised options or the unfunded value of expired contracts.
As of March 31, 2020 and 2019, the Company had $6.3 billion and $5.8 billion of remaining performance obligations, respectively. We expect to recognize more than half of the remaining performance obligations as of March 31, 2020 as revenue over the next 12 months, and approximately three quarters over the next 24 months. The remainder is expected to be recognized thereafter.
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
Contract assets primarily consist of unbilled receivables typically resulting from revenue recognized exceeding the amount billed to the customer and right to payment is not just subject to the passage of time. Contract liabilities primarily consist of advance payments, billings in excess of costs incurred and deferred revenue. Contract assets and liabilities are reported on a net contract basis at the end of each reporting period. The Company maintains an allowance for doubtful accounts to provide for an estimate of uncollected receivables. Refer to Note 6 for more information on receivables recognized from contracts accounted for under Topic 606.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

The following table summarizes the contract balances recognized on the Company’s consolidated balance sheets:

	March 31, 2020	March 31, 2019
Contract assets:
Current	$988,634	$846,372
Long-term	62,600	61,391
Total	1,051,234	907,763
Contract liabilities:
Advance payments, billings in excess of costs incurred and deferred revenue	$26,018	$21,316

Changes in contract assets and contract liabilities are primarily due to the timing difference between the Company’s performance of services and payments from customers. For fiscal 2020, 2019 and 2018, we recognized revenue of $18.9 million, $25.3 million and $16.2 million, respectively, related to our contract liabilities on April 1, 2019, 2018 and 2017, respectively. To determine revenue recognized from contract liabilities during the reporting periods, the Company allocates revenue to individual contract liability balances and applies revenue recognized during the reporting periods first to the beginning balances of contract liabilities until the revenue exceeds the balances.

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
The Company currently has outstanding shares of Class A Common Stock. Holders of unvested Class A Common Stock and time-vested restricted stock units are entitled to participate in non-forfeitable dividends or other distributions. These unvested restricted shares participated in the Company's dividends declared and paid in each quarter of fiscal 2020, 2019, and 2018. As such, EPS is calculated using the two-class method whereby earnings are reduced by distributed earnings as well as any available undistributed earnings allocable to holders of these unvested restricted shares. A reconciliation of the income used to compute basic and diluted EPS for the periods presented are as follows:

	Fiscal Year Ended March 31,
	2020	2019	2018
Earnings for basic computations (1)	$481,085	$416,664	$299,824
Weighted-average common shares outstanding for basic computations	140,059,494	141,910,799	145,964,574
Earnings for diluted computations (1)	$481,092	$416,675	$299,837
Dilutive stock options and restricted stock	1,178,641	1,245,377	1,785,448
Weighted-average common shares outstanding for diluted computations	141,238,135	143,156,176	147,750,022
Earnings per common share
Basic	$3.43	$2.94	$2.05
Diluted	$3.41	$2.91	$2.03
(1) During fiscal 2020, 2019, and 2018 approximately 0.4 million, 0.6 million, and 0.8 million shares of participating securities were paid dividends totaling $0.7 million, $0.6 million, and $0.8 million, respectively. There were undistributed earnings of $0.9 million, $1.2 million, and $1.1 million allocated to the participating class of securities in both basic and diluted earnings per share for fiscal 2020, 2019, and 2018, respectively. The allocated undistributed earnings and the dividends paid comprise the difference between net income presented on the consolidated statements of operations and earnings for basic and diluted computations for fiscal 2020, 2019, and 2018.
The EPS calculation for fiscal 2020, 2019, and 2018 excludes 0.2 million, 0.2 million, and 0.3 million options, respectively, as their impact was anti-dilutive.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
As of both March 31, 2020 and 2019, goodwill was $1,581.2 million.
Intangible Assets
Intangible assets consisted of the following:

	March 31, 2020			March 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Amortizable intangible assets:
Customer relationships and other amortizable intangible assets	$88,350	$46,285	$42,065	$115,814	$60,762	$55,052
Software	101,410	32,688	68,722	88,338	46,539	41,799
Total amortizable intangible assets	$189,760	$78,973	$110,787	$204,152	$107,301	$96,851
Unamortizable intangible assets:
Trade name	$190,200	$—	$190,200	$190,200	$—	$190,200
Total	$379,960	$78,973	$300,987	$394,352	$107,301	$287,051

Intangible assets related to customer relationships are generally amortized on an accelerated basis over periods ranging from 3 years to 12 years, and those related to software are generally amortized on a straight line basis over periods ranging from 3 years to 5 years.
The Company performed an annual impairment test of the trade name as of January 1, 2020 and 2019, and did not identify any impairment. During fiscal 2020, gross carrying value and accumulated amortization were reduced related to fully-amortized intangible assets.
Amortization expense for fiscal 2020, 2019, and 2018 was $22.3 million, $20.9 million, and $20.7 million, respectively.
The following table summarizes the estimated annual amortization expense for future periods, which does not reflect amortization expense for certain intangible assets that are not yet placed in service:

For the Fiscal Year Ended March 31,
2021	$17,759
2022	13,330
2023	11,131
2024	7,768
2025	4,826
Thereafter	8,256
Total estimated amortization expense	$63,070

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

6. ACCOUNTS RECEIVABLE, NET OF ALLOWANCE
Accounts receivable, net of allowance consisted of the following:

	March 31,
	2020	2019
Current assets:
Accounts receivable–billed	$474,822	$494,671
Accounts receivable–unbilled	988,634	846,372
Allowance for doubtful accounts	(3,985)	(10,679)
Accounts receivable, net of allowance	1,459,471	1,330,364
Other long-term assets:
Accounts receivable–unbilled	62,600	61,391
Total accounts receivable, net	$1,522,071	$1,391,755

Unbilled amounts represent revenues for which billings have not been presented to customers at year end. These amounts are usually billed and collected within one year subject to various conditions including, without limitation, appropriated and available funding. Long-term unbilled receivables not anticipated to be billed and collected within one year, which are primarily related to retainage, holdbacks, and long-term rate settlements to be billed at contract closeout, are included in other long-term assets in the accompanying consolidated balance sheets. The Company recognized a (benefit) provision for doubtful accounts of $(6.4) million, $11.9 million, and $0.7 million for fiscal 2020, 2019, and 2018, respectively.
7. PROPERTY AND EQUIPMENT, NET
The components of property and equipment, net were as follows:

	March 31,
	2020	2019
Furniture and equipment	$140,232	$174,298
Computer equipment	94,529	96,028
Leasehold improvements	245,685	225,310
Total	480,446	495,636
Less: Accumulated depreciation and amortization	(272,369)	(323,183)
Property and equipment, net	$208,077	$172,453

Depreciation and amortization expense relating to property and equipment for fiscal 2020, 2019, and 2018 was $58.8 million, $47.8 million, and $44.3 million, respectively. During fiscal 2020 and 2019, the Company reduced the gross cost and accumulated depreciation and amortization by $171.8 million and $11.4 million, respectively, for zero net book value assets deemed no longer in service.

8. ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES
Accounts payable and other accrued expenses consisted of the following:

	March 31,
	2020	2019
Vendor payables	$432,953	$417,648
Accrued expenses	265,058	247,300
Total accounts payable and other accrued expenses	$698,011	$664,948

Accrued expenses consisted primarily of the Company’s provision for claimed indirect costs, which was approximately $224.6 million and $195.3 million as of March 31, 2020 and 2019, respectively. Refer to Note 22 for further discussion of this provision.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

9. ACCRUED COMPENSATION AND BENEFITS
Accrued compensation and benefits consisted of the following:

	March 31,
	2020	2019
Bonus	$114,359	$117,604
Retirement	41,604	37,678
Vacation	159,512	141,953
Other	33,300	28,318
Total accrued compensation and benefits	$348,775	$325,553

10. DEFERRED PAYMENT OBLIGATION
Pursuant to an Agreement and Plan of Merger, or the Merger Agreement, dated as of May 15, 2008, and subsequently amended, The Carlyle Group indirectly acquired all of the issued and outstanding stock of the Company. In connection with this transaction, on July 31, 2008 the Company established a Deferred Payment Obligation, or DPO, of $158.0 million, payable 8.5 years after the closing date, or until settlement of all outstanding claims, less any settled claims. Pursuant to the Merger Agreement, $78.0 million of the $158.0 million DPO was required to be paid in full to the selling stockholders. On December 11, 2009, in connection with a recapitalization transaction, $100.4 million was paid to the selling stockholders, of which $78.0 million was the repayment of that portion of the DPO, with approximately $22.4 million representing accrued interest.
The remaining $80.0 million balance, which was recorded in other current liabilities, was available to indemnify the Company for certain pre-acquisition tax contingencies, related interest and penalties, and other matters pursuant to the Merger Agreement. All remaining potential claims outstanding that were able to be indemnified under the DPO related to former officers and stockholders' lawsuits, which were all settled as of December 31, 2019. See Note 22 to the accompanying consolidated financial statements. Any amounts remaining after the settlement of all claims were to be paid out to the selling stockholders. On December 18, 2019, the Company paid approximately $83.0 million to the selling stockholders, of which $80.0 million was the repayment of the remaining DPO balance, with $3.0 million representing accrued interest.

11. DEBT
Debt consisted of the following:

	March 31, 2020		March 31, 2019
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Term Loan A	2.49%	$1,363,739	4.00%	$1,037,713
Term Loan B	2.74%	388,102	4.50%	391,050
Revolver	3.75%	100,000	—%	—
Senior Notes	5.13%	350,000	5.13%	350,000
Less: Unamortized debt issuance costs and discount on debt		(15,997)		(19,002)
Total		2,185,844		1,759,761
Less: Current portion of long-term debt		(177,865)		(57,924)
Long-term debt, net of current portion		$2,007,979		$1,701,837

Terms Loans and Revolving Credit Facility

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

On November 26, 2019 (the "Amendment Effective Date"), Booz Allen Hamilton Inc. ("Booz Allen Hamilton") and Booz Allen Hamilton Investor Corporation ("Investor"), and certain wholly-owned subsidiaries of Booz Allen Hamilton, entered into the Seventh Amendment (the "Seventh Amendment") to the Credit Agreement (as amended, the "Credit Agreement"), dated as of July 31, 2012 among Booz Allen Hamilton, Investor, certain wholly-owned subsidiaries of Booz Allen Hamilton and Bank of America, N.A., as Administrative Agent and Collateral Agent and the other lenders and financial institutions from time to time party thereto (as previously amended by the First Amendment to the Credit Agreement, dated as of August 16, 2013, the Second Amendment to the Credit Agreement, dated as of May 7, 2014, the Third Amendment to the Credit Agreement, dated as of July 13, 2016, the Fourth Amendment to the Credit Agreement, dated as of February 6, 2017, the Fifth Amendment to the Credit Agreement, dated as of March 7, 2018, and the Sixth Amendment to the Credit agreement, dated July 23, 2018). Pursuant to the Seventh Amendment, the Company reduced the applicable margin applicable to the Term Loan B ("Term Loan B" and, together with the Term Loan A, the "Term Loans") from 2.00% to 1.75% for LIBOR loans and from 1.00% to 0.75% for base rate loans and extended the maturity of the Term Loan B to November 26, 2026. The applicable margin and maturity date applicable to the Term Loan A (the "Term Loan A") remained unchanged.

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
As of March 31, 2020, the Credit Agreement provided the Company with a $1,363.7 million Term Loan A, a $388.1 million Term Loan B and $500.0 million revolving credit facility (the “Revolving Credit Facility”) with a sub-limit for letters of credit of $100.0 million. As of March 31, 2020, the maturity date of Term Loan A and the termination date for the Revolving Credit Facility was July 23, 2023 and the maturity date of Term Loan B was November 26, 2026. Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement are secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement and related documentation. Subject to specified conditions, without the consent of the then-existing lenders (but subject to the receipt of commitments), the Term Loans or Revolving Credit Facility may be expanded (or a new term loan facility or revolving credit facility added to the existing facilities) by up to (i) the greater of (x) $627 million and (y) 100% of consolidated EBITDA of Booz Allen Hamilton, as of the end of the most recently ended four quarter period for which financial statements have been delivered pursuant to the Credit Agreement plus (ii) the aggregate principal amount under which pro forma consolidated net secured leverage remains less than or equal to 3.50:1.00.
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
Booz Allen Hamilton occasionally borrows under the Revolving Credit Facility in anticipation of cash demands. During fiscal 2020 and 2019, Booz Allen Hamilton accessed a total of $100 million and $110 million, respectively, of its $500 million Revolving Credit Facility. As of March 31, 2020, $100 million was outstanding on the Revolving Credit Facility. As of March 31, 2019, there was no outstanding balance on the Revolving Credit Facility.
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

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants include limitations on the following, in each case subject to certain exceptions: (i) indebtedness and liens, (ii) mergers, consolidations or amalgamations, liquidations, wind-ups or dissolutions, and disposition of all or substantially all assets; (iii) dispositions of property; (iv) restricted payments; (v) investments; (vi) transactions with affiliates; (vii) change in fiscal periods; (viii) negative pledges; (ix) restrictive agreements; (x) line of business; and (xi) speculative hedging. The events of default include the following, in each case subject to certain exceptions: (a) failure to make required payments under the Secured Credit Facility; (b) material breaches of representations or warranties under the Secured Credit Facility; (c) failure to observe covenants or agreements under the Secured Credit Facility; (d) failure to pay or default under certain other material indebtedness; (e) bankruptcy or insolvency; (f) certain Employee Retirement Income Security Act, or ERISA events; (g) certain material judgments; (h) actual or asserted invalidity of the Guarantee and Collateral Agreements or the other security documents or failure of the guarantees or perfected liens thereunder; and (i) a change of control. In addition, Booz Allen Hamilton is required to meet certain financial covenants at each quarter end, namely Consolidated Net Total Leverage and Consolidated Net Interest Coverage Ratios. As of March 31, 2020 and 2019, Booz Allen Hamilton was in compliance with all financial covenants associated with its debt and debt-like instruments.
During fiscal 2020, interest payments of $50.3 million and $15.9 million were made for Term Loan A and Term Loan B, respectively. During fiscal 2019, interest payments of $41.9 million and $16.8 million were made for Term Loan A and Term Loan B, respectively.
Senior Notes
On April 25, 2017, Booz Allen Hamilton issued $350 million aggregate principal amount of its 5.125% Senior Notes (the "Senior Notes"), under an Indenture, dated as of April 25, 2017, among Booz Allen Hamilton, certain subsidiaries of Booz Allen Hamilton, as guarantors (the "Subsidiary Guarantors"), and Wilmington Trust, National Association, as trustee, (the "Trustee"), as supplemented by the First Supplemental Indenture, dated as of April 25, 2017, among Booz Allen Hamilton, the Subsidiary Guarantors and the Trustee. Each of Booz Allen Hamilton's existing and future domestic restricted subsidiaries that guarantee its obligations under the Secured Credit Facility and certain other indebtedness guarantee the Senior Notes on a senior unsecured basis. Booz Allen Hamilton may redeem some or all of the Senior Notes at any time prior to May 1, 2020, at a price equal to 100% of the principal amount of the Senior Notes redeemed, plus accrued and unpaid interest, if any, to (but not including) the redemption date, plus an applicable “make-whole premium.” Booz Allen Hamilton may redeem the Senior Notes at its option, in whole at any time or in part from time to time, upon certain required notice, at any time (i) on and after May 1, 2020, at a price equal to 102.56% of the principal amount of the Senior Notes, (ii) on or after May 1, 2021, at a price equal to 101.28% of the principal amount of the Senior Notes, and (iii) on May 1, 2022 and thereafter, at a price equal to 100.00% of the principal amount of the Senior Notes, in each case, plus accrued and unpaid interest, if any, to (but not including) the applicable redemption date. Interest is payable semi-annually on May 1 and November 1 of each year, beginning on November 1, 2017, and principal is due at maturity on May 1, 2025. In connection with the Senior Notes, the Company recognized $6.7 million of issuance costs, which were recorded as an offset against the carrying value of debt and will be amortized to interest expense over the term of the Senior Notes. For both fiscal 2020 and 2019, interest payments of $17.9 million were made for the Senior Notes.
Borrowings under the Term Loans, and if used, the Revolving Credit Facility, incur interest at a variable rate. In accordance with Booz Allen Hamilton's risk management strategy, between April 6, 2017 and April 4, 2019, Booz Allen Hamilton executed a series of interest rate swaps. As of March 31, 2020, Booz Allen Hamilton had interest rate swaps with an aggregate notional amount of $1 billion. These instruments hedge the variability of cash outflows for interest payments on the floating potion of the term loan debt. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense (See Note 12 in our consolidated financial statements).
The following table summarizes required future debt principal repayments (in thousands):

	Payments Due By March 31,
	Total	2021	2022	2023	2024	2025	Thereafter
Term Loan A	$1,363,739	$73,974	$73,974	$73,974	$1,141,817	$—	—
Term Loan B	388,102	3,891	3,891	3,891	3,891	3,891	368,647
Senior Notes	350,000	—	—	—	—	—	350,000
Total	$2,101,841	$77,865	$77,865	$77,865	$1,145,708	$3,891	$718,647

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

Interest on debt and debt-like instruments consisted of the following:

	Fiscal Year Ended March 31,
	2020	2019	2018
Term Loan A Interest Expense	$50,080	$42,043	$37,575
Term Loan B Interest Expense	15,739	16,765	14,138
Interest on Revolving Credit Facility	92	115	271
Senior Notes Interest Expense	17,938	17,938	16,742
Deferred Payment Obligation Interest (1)	5,740	7,993	7,993
Amortization of Debt Issuance Costs (DIC) and Original Issue Discount (OID) (2)	4,688	5,052	5,361
Interest Swap Expense	2,094	(1,026)	—
Other	589	637	189
Total Interest Expense	$96,960	$89,517	$82,269
(1) Interest payments on the deferred payment obligation are made twice a year in January and July. The final payment was made on December 18, 2019. See Note 10 to our consolidated financial statements.
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

12. DERIVATIVES
The Company utilizes derivative financial instruments to manage interest rate risk related to its variable rate debt. The Company’s objectives in using these interest rate derivatives, which were designated as cash flow hedges, are to manage its exposure to interest rate movements and reduce volatility of interest expense. During the first quarter of fiscal 2020, the Company entered into eight forward starting floating-to-fixed interest rate swap agreements with six financial institutions with a start date of April 30, 2019 with an aggregate notional amount of $400 million. The aggregate notional amount of all interest rate swap agreements was $1 billion as of March 31, 2020. The swaps have staggered maturities, ranging from June 30, 2021 to June 30, 2025. These swaps mature within the last tranche of the Company's floating rate debt (November 26, 2026).
The floating-to-fixed interest rate swaps involve the exchange of variable interest amounts from a counterparty for the Company making fixed-rate interest payments over the life of the agreements without exchange of the underlying notional amount and effectively converting a portion of the variable rate debt into fixed interest rate debt.
Derivative instruments are recorded in the consolidated balance sheet on a gross basis at estimated fair value. As of March 31, 2020, $18.8 million, and $37.8 million were classified as other current liabilities and other long-term liabilities, respectively, on the consolidated balance sheet. As of March 31, 2019, $1.8 million, $0.6 million, $0.9 million, and $4.3 million were classified as other current assets, other long-term assets, other current liabilities, and other long-term liabilities, respectively, on the consolidated balance sheet.
For interest rate swaps designated as cash flow hedges, the changes in the fair value of derivatives is recorded in Accumulated Other Comprehensive Loss, or AOCL, net of taxes, and is subsequently reclassified into interest expense in the period that the hedged forecasted interest payments are made on the Company's variable-rate debt. Over the next 12 months, the Company estimates that $19.4 million will be reclassified as an increase to interest expense. Cash flows associated with periodic settlements of interest rate swaps will be classified as operating activities in the consolidated statement of cash flows. The effect of derivative instruments on the accompanying consolidated financial statements is as follows:

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

		Fiscal year ended March 31,
Derivatives in Cash Flow Hedging Relationships	Location of Gain or Loss Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in AOCI on Derivatives			Amount of Gain or (Loss) Reclassified from AOCI into Income			Interest Expense on Consolidated Statements of Operations
		2020	2019	2018	2020	2019	2018	2020	2019	2018
Interest rate swaps	Interest expense	$(55,871)	$(9,772)	$7,926	$(2,094)	$1,026	$—	$(96,960)	$(89,517)	$(82,269)

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

13. LEASES
The Company's leases are generally for facilities and office space. As described in Note 2, the Company adopted Topic 842 on April 1, 2019 using the modified retrospective transition approach, and as a result did not recast comparative prior period information and presented prior period amounts and disclosures under Topic 840.
The Company’s total lease cost is recorded primarily within general and administrative expenses on the consolidated statement of operations and consisted of the following:

Fiscal Year Ended March 31,
2020
Operating lease cost	$71,067
Short-term lease cost	9,657
Variable lease cost	11,657
Total operating lease costs	$92,381

Future minimum operating lease payments for noncancelable operating leases as of March 31, 2020 are as follows:

For the Fiscal Year Ending March 31,	Operating Lease Payments
2021	$61,900
2022	67,341
2023	61,348
2024	50,554
2025	45,015
Thereafter	86,100
Total future lease payments	372,258
Less: imputed interest	(52,971)
Total lease liabilities	$319,287

Supplemental cash flow information related to leases was as follows:

Fiscal Year Ended March 31,
2020
Cash paid for amounts included in the measurement of lease liabilities	$53,741
Operating lease liabilities arising from obtaining ROU assets (1)	26,378

(1) Includes all noncash increases and decreases arising from new or remeasured operating lease arrangements

Other information related to leases was as follows:

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

As of March 31,
2020
Weighted average remaining lease term (in years)	6.02
Weighted average discount rate	4.69%

Prior period disclosures under Topic 840
Rent expense was approximately $82.7 million, net of $0.6 million of sublease income for fiscal 2019, and $81.2 million, net of $0.6 million of sublease income for fiscal 2018.
Future minimum operating lease payments for noncancelable operating leases and future minimum income for noncancelable sublease rentals in effect at March 31, 2019 are summarized as follows:

For the Fiscal Year Ending March 31,	Operating Lease Payments	Operating Sublease Income
2020	$70,614	$129
2021	68,888	12
2022	58,325	5
2023	53,463	—
2024	46,222	—
Thereafter	125,399	—
	$422,911	$146

14. INCOME TAXES
The components of income tax expense were as follows:

	Fiscal Year Ended March 31,
	2020	2019	2018
Current
U.S. Federal	$(2,638)	$34,019	$89,300
State and local	18,410	26,232	20,074
Foreign	15,625	13,617	10,014
Total current	31,397	73,868	119,388
Deferred
U.S. Federal	59,856	23,258	11,356
State and local	5,578	(252)	(2,400)
Total deferred	65,434	23,006	8,956
Total	$96,831	$96,874	$128,344

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

A reconciliation of the provision for income tax to the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes for each of the three years ended March 31 is as follows:

	Fiscal Year Ended March 31,
	2020	2019	2018
Income tax expense computed at U.S. federal statutory rate (1)	$121,681	$108,235	$135,667

Increases (reductions) resulting from:
State and local income taxes, net of federal tax	20,031	22,450	14,565
Foreign income taxes, net of federal tax	12,344	10,758	6,855
Meals and entertainment	1,761	1,771	2,247
Re-measurement of deferred taxes related to the 2017 Tax Act	—	(27,908)	(9,107)
Excess tax benefits from stock-based compensation	(10,265)	(10,777)	(14,457)
Research and development and other federal credits	(90,898)	(6,355)	(6,563)
Executive compensation -162(M)	2,346	2,615	345
IRS audit settlement	—	(2,573)	—
Foreign-Derived Intangible Income (FDII)	(4,915)	—	—
Changes in uncertain tax positions	44,621	(278)	140
Other	125	(1,064)	(1,348)
Income tax expense from operations	$96,831	$96,874	$128,344

(1) The U.S. federal statutory income tax rates for fiscal 2020, 2019 and 2018 are 21.0%, 21.0% and 31.5%, respectively. The fiscal 2018 rate is a blended rate of 31.5% due to the 2017 Tax Act.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

The significant components of the Company’s deferred income tax assets and liabilities were as follows:

	March 31,
	2020	2019
Deferred income tax assets:
Accrued expenses	$67,230	$59,569
Deferred compensation	36,448	32,765
Stock-based compensation	6,909	6,265
Pension and postretirement benefits	32,437	32,697
Net operating loss carryforwards	5,741	4,570
Deferred rent and tenant allowance	—	24,565
Extended disability benefits	2,779	3,041
Interest rate swaps	14,774	752
State tax credits	19,214	13,420
Operating lease liabilities	86,565	—
Other	1,567	3,804
Total gross deferred income tax assets	273,664	181,448
Less: Valuation allowance	(4,296)	(2,853)
Total net deferred income tax assets	269,368	178,595
Deferred income tax liabilities:
Unbilled receivables	(199,869)	(138,944)
Intangible assets	(64,530)	(60,694)
Debt issuance costs	(1,939)	(3,146)
Property and equipment	(12,820)	(926)
Operating lease right-of-use assets	(62,623)	—
Internally developed software	(15,673)	(8,123)
Total deferred income tax liabilities	(357,454)	(211,833)
Net deferred income tax liability	$(88,086)	$(33,238)

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
As of March 31, 2020, the Company has available federal, state, and foreign net operating loss ("NOL carryforwards") of $2.0 million, $1.3 million and $2.4 million, respectively, that may be applied against future taxable income. The federal net operating losses are primarily attributable to an acquisition and will begin to expire in fiscal 2037. We recorded a full valuation allowance against state and foreign net operating losses and a partial valuation allowance against the federal net operating losses, as we do not believe those losses will be fully utilized in the future.
Uncertain Tax Positions
The Company maintains reserves for uncertain tax positions related to unrecognized income tax benefits. These reserves involve considerable judgment and estimation and are evaluated by management based on the best information available including changes in tax laws and other information. As of March 31, 2020, 2019, and 2018, the Company has recorded $56.1 million, $11.5 million, and $11.8 million, respectively, of reserves for uncertain tax positions which includes potential tax benefits of $55.2 million, $11.1 million, and $11.6 million, respectively, that, when recognized, impact the effective tax rate.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

A reconciliation of the beginning and ending amount of potential tax benefits for the periods presented is as follows:

	March 31,
	2020	2019	2018
Beginning of year	$11,083	$11,608	$11,588
Increases in prior year position	34,001	93	41
Increases in current year position	10,970	575	—
Decreases in prior year position	(765)	—	—
Settlements with taxing authorities	—	(731)	—
Lapse of statute of limitations	(68)	(462)	(21)
End of year	$55,221	$11,083	$11,608

During fiscal 2020, the Company recognized an increase in reserves for uncertain tax positions of approximately $34.0 million related to an increase in research and development tax credits available for fiscal years 2016 to 2019 and $11.0 million for fiscal 2020. The Company recognized accrued interest and penalties of $0.5 million, $0.2 million and $0.1 million for fiscal 2020, 2019, and 2018, respectively, related to the reserves for uncertain tax positions in the income tax provision. Included in the total reserve for uncertain tax positions are accrued penalties and interest of approximately $0.9 million, $0.4 million and $0.2 million at March 31, 2020, 2019, and 2018, respectively.
The Company is subject to taxation in the United States and various state and foreign jurisdictions. As of March 31, 2020, the Company's tax years ended March 31, 2016 and forward are open and subject to examination by the federal tax authorities. The other jurisdictions' currently open or under examination are not considered to be material. It is reasonably possible that during the next twelve months the Company's liability for uncertain tax positions, mostly relating to a prior year acquisition, may be reduced by $11.2 million primarily due to the lapse in the statute of limitations.
The Company is currently contesting tax assessments from the District of Columbia Office of Tax and Revenue for fiscal years 2013 through 2015 at various stages of applicable administrative and judicial processes, with a combined amount at issue of approximately $11.7 million, net of associated tax benefits as of March 31, 2020. The Company has taken similar tax positions with respect to subsequent fiscal years, net of expiring statute of limitation, totaling in aggregate $32.5 million. As of March 31, 2020, the Company does not maintain reserves for any uncertain tax positions related to the contested tax benefits or the similar tax positions taken in the subsequent fiscal years. Given the Company's position on the recoverable nature of the state tax expense, it does not believe the resolution of these matters will have a material adverse effect on its results of operations, cash flows or financial condition.

15. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company sponsors the Employees’ Capital Accumulation Plan, or ECAP, which is a qualified defined contribution plan that covers eligible U.S. and certain international employees. ECAP provides for distributions to participants by reason of retirement, death, disability, or termination of employment. The Company provides an annual matching contribution of up to 6% of eligible annual compensation. Total expense recognized under ECAP for fiscal 2020, 2019, and 2018 was $151.0 million, $136.3 million, and $126.9 million, respectively, and the Company-paid contributions were $146.5 million, $130.9 million, and $123.9 million, respectively.
Defined Benefit Plan and Other Postretirement Benefit Plans
The Company provides postretirement healthcare benefits to former officers under a medical indemnity insurance plan, with premiums paid by the Company. This plan is referred to as the Officer Medical Plan. The Company also established a non-qualified defined benefit plan for all officers in May 1995, or the Retired Officers' Bonus Plan, which pays a lump-sum amount of $10,000 per year of service as an officer, provided the officer meets retirement vesting requirements. In addition, the Company provides a fixed annual allowance after retirement to cover financial counseling, tax preparation, or other financial or wellness expenses. The Retired Officers' Bonus Plan is not salary related, but rather is based primarily on years of service. The Company also provides for a one-time lump sum retirement payment of one month’s salary when a vice-president retires from the Company. This is referred to as the Retired Vice-President Bonus Plan.
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
The components of net postretirement medical expense for the Officer Medical Plan were as follows:

	Fiscal Year Ended March 31,
	2020	2019	2018
Service cost	$4,955	$5,952	$4,464
Interest cost	4,859	5,130	5,008
Net actuarial loss	—	2,108	2,271
Total postretirement medical expense	$9,814	$13,190	$11,743

The service cost component of net periodic benefit cost is included in cost of revenue and general and administrative expenses, and the non-service cost components of net periodic benefit cost (interest cost and net actuarial loss) is included as part of other income (expense), net in the accompanying consolidated statements of operations.
The weighted-average discount rate used to determine the year-end benefit obligations was as follows:

	Fiscal Year Ended March 31,
	2020	2019	2018
Officer Medical Plan	3.60%	4.10%	4.10%
Retired Officers’ Bonus Plan	3.60%	4.10%	4.10%
Retired Vice Presidents' Bonus Plan	3.60%	4.10%	4.10%

Assumed healthcare cost trend rates for the Officer Medical Plan at March 31, 2020 and 2019 were as follows:

Pre-65 initial rate	2020	2019
Healthcare cost trend rate assumed for next year	6.80%	7.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2029	2027

Post-65 initial rate	2020	2019
Healthcare cost trend rate assumed for next year	7.00%	7.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2029	2027

Total defined benefit plan expense, consisting of service and interest cost associated with the Retired Officers' Bonus Plan was $0.6 million for fiscal 2020 and $0.7 million for both fiscal 2019, and 2018. Benefits paid associated with the Retired Officers’ Bonus Plan were $0.6 million, $0.8 million, and $1.5 million for fiscal 2020, 2019, and 2018, respectively. The end-of-period benefit obligation of $3.8 million and $3.7 million as of March 31, 2020 and 2019, respectively, is included in postretirement obligations within other long-term liabilities in the accompanying consolidated balance sheets.
Total defined benefit plan expense, consisting of service, interest, prior service cost, and net actuarial gain associated with the Retired Vice-President Bonus Plan was $0.2 million for fiscal 2020, 2019 and 2018. Benefits paid associated with the Retired Vice-President Bonus Plan for fiscal 2020 was $0.1 million. There were no benefits paid associated with the Retired Vice-President Bonus Plan for fiscal 2019 and 2018, respectively. The end-of-period benefit obligation of $1.0 million and $0.9 million as of March 31, 2020 and 2019, respectively, is included in postretirement obligations within other long-term liabilities in the accompanying consolidated balance sheets.
Other comprehensive loss for fiscal 2020 includes unrecognized gross actuarial gain and prior service cost of $6.6 million, reduced by taxes of $1.7 million, that has not yet been recognized in net periodic pension cost for fiscal 2020 for the Retired Officers’ Bonus Plan, the Officer Medical Plan, and the Retired Vice-President Bonus Plan. Other comprehensive loss for fiscal 2019 includes unrecognized gross actuarial gain and prior service cost of $13.9 million, reduced by taxes of $3.6 million, that

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

has not yet been recognized in net periodic pension cost for fiscal 2019 for the Retired Officers’ Bonus Plan, the Officer Medical Plan, and the Retired Vice-President Bonus Plan.
The changes in the benefit obligation, plan assets, and funded status of the Officer Medical Plan were as follows:

	Fiscal Year Ended March 31,
	2020	2019	2018
Benefit obligation, beginning of the year	$120,341	$126,886	$118,089
Service cost	4,955	5,952	4,464
Interest cost	4,859	5,130	5,008
Net actuarial (gain) loss	(6,761)	(13,885)	2,744
Benefits paid	(3,785)	(3,742)	(3,419)
Benefit obligation, end of the year	$119,609	$120,341	$126,886

The net actuarial gain related to benefit obligation in fiscal 2020 was due mainly to the repeal of excise tax on high cost health plans in December 2019, partially offset by the unfavorable impact from declines in discount rates and changes in estimated medical costs as of March 31, 2020. The net actuarial gain related to benefit obligation in fiscal 2019 was due mainly to the favorable medical cost experience in the past year as well as updates to demographic assumptions. The net actuarial loss related to benefit obligation in fiscal 2018 was due largely to a decrease in the discount rate and an updated outlook of higher future medical inflation offset by favorable medical cost experience in the past year.

	Fiscal Year Ended March 31,
Changes in plan assets	2020	2019	2018
Fair value of plan assets, beginning of the year	$—	$—	$—
Employer contributions	3,785	3,742	3,419
Benefits paid	(3,785)	(3,742)	(3,419)
Fair value of plan assets, end of the year	$—	$—	$—

As of March 31, 2020 and 2019, the unfunded status of the Officer Medical Plan was $119.6 million and $120.3 million, respectively, which is included in other long-term liabilities in the accompanying consolidated balance sheets.
Funded Status for Defined Benefit Plans
Generally, annual contributions are made at such times and in amounts as required by law and may, from time to time, exceed minimum funding requirements. The Retired Officers’ Bonus Plan and the Retired Vice-President Bonus Plan are unfunded plans and contributions are made as benefits are paid. As of March 31, 2020 and 2019, there were no plan assets for either the Retired Officers’ Bonus Plan or the Retired Vice-President Bonus Plan and therefore, the accumulated liability of $4.8 million and $4.6 million, respectively, is unfunded. The liability will be distributed in a lump-sum payment as each officer or vice-president retires.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

The expected future medical benefit payments and related contributions are as follows:

For the Fiscal Year Ending March 31,
2021	$3,843
2022	$4,235
2023	$4,661
2024	$5,052
2025	$5,342
2026 - 2030	$31,896

Long-term Disability Benefits
The Company offers medical and dental benefits to inactive employees (and their eligible dependents) on long-term disability. These benefits do not vary with an employee's years of service; therefore, the Company is required to accrue the costs of the benefits at the date the inactive employee becomes disability eligible and elects to participate in the benefit. The accrued cost for such benefits is calculated using an actuarial estimate. The accrued cost for these benefits was $10.7 million and $11.6 million at March 31, 2020 and 2019, respectively, and are presented in other long-term liabilities in the accompanying consolidated balance sheets.
During fiscal 2019, the long-term disability plan was amended to make Medicare the first payer of eligible medical benefits, with any excess benefits becoming the obligation of the Company. The amendment caused a re-measurement of the plan liability during the period resulting in a reduction of $11.2 million recorded in general and administrative expenses.
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
As of March 31, 2020 and 2019, $5.9 million and $3.2 million of plan investments and obligations were recorded in other long term assets and in other long term liabilities, respectively, in the condensed consolidated balance sheets, representing the fair value related to the deferred compensation plan. Adjustments to the fair value of the plan investments and obligations are recorded in operating expenses.

16. ACCUMULATED OTHER COMPREHENSIVE LOSS
All amounts recorded in other comprehensive loss are related to the Company's post-retirement plans and interest rate swaps designated as cash flow hedges. The following table shows the changes in accumulated other comprehensive loss, net of tax:

	Fiscal Year Ended March 31, 2020
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of year	$(9,068)	$(2,122)	$(11,190)
Other comprehensive income (loss) before reclassifications (1)	4,860	(41,300)	(36,440)
Amounts reclassified from accumulated other comprehensive loss	81	1,548	1,629
Net current-period other comprehensive income (loss)	4,941	(39,752)	(34,811)
End of year	$(4,127)	$(41,874)	(46,001)
(1) Changes in other comprehensive income (loss) before reclassification for derivatives designated as cash flow hedges are recorded net of tax benefits of $14.6 million for the fiscal year ended March 31, 2020.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

	Fiscal Year Ended March 31, 2019
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of year	$(20,955)	$5,849	$(15,106)
Other comprehensive income (loss) before reclassifications (2)	10,262	(7,214)	3,048
Amounts reclassified from accumulated other comprehensive loss	1,625	(757)	868
Net current-period other comprehensive income (loss)	11,887	(7,971)	3,916
End of year	$(9,068)	$(2,122)	$(11,190)
(2) Changes in other comprehensive income (loss) before reclassification for derivatives designated as cash flow hedges are recorded net of tax benefits of $2.6 million for the fiscal year ended March 31, 2019.

	Fiscal Year Ended March 31, 2018
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of year	$(17,077)	$—	$(17,077)
Other comprehensive income (loss) before reclassifications (3)	(1,698)	4,993	3,295
Amounts reclassified from accumulated other comprehensive loss	1,527	—	1,527
Net current-period other comprehensive income (loss)	(171)	4,993	4,822
Reclassification of AOCI due to the 2017 Tax Act (4)	(3,707)	856	(2,851)
End of year	$(20,955)	$5,849	$(15,106)

(3) Changes in other comprehensive income (loss) before reclassification for derivatives designated as cash flow hedges are recorded net of tax expenses of $2.9 million for the fiscal year ended March 31, 2018
(4) The amount reclassified from accumulated other comprehensive income to retained earnings from the adoption of ASU 2018-02 in fiscal 2018.

The following table presents the reclassifications out of accumulated other comprehensive loss to net income:

	Fiscal Year Ended March 31,
	2020	2019	2018
Amounts reclassified from accumulated other comprehensive loss:
Post-retirement plans (Note 15):
Amortization of net actuarial loss included in net periodic benefit cost	$109	$2,201	$2,387
Tax benefit (expense)	(28)	(576)	(860)
Net of tax	$81	$1,625	$1,527
Derivatives designated as cash flow hedges (Note 12):
Reclassification of hedge (loss) gain	$2,094	$(1,026)	$—
Tax benefit (expense)	(546)	269	—
Net of tax	$1,548	$(757)	$—

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

17. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	March 31,
	2020	2019
Deferred rent (1)	$—	$78,658
Postretirement benefit obligations	124,375	124,925
Other (2)	63,096	27,069
Total other long-term liabilities	$187,471	$230,652

(1) Deferred rent balance was reclassified to operating lease right-of-use assets on the consolidated balance sheet as a result of the adoption of Topic 842 in fiscal 2020. See Notes 2 and 13.
(2) Balances at March 31, 2020 and 2019 primarily include the Company's long-term disability obligation of $10.7 million and $11.6 million, respectively, and the long-term liability portion of the Company's derivative instruments of $37.8 million. See Notes 15 and 12, respectively, to our consolidated financial statements.
18. STOCKHOLDERS’ EQUITY
Common Stock
Holders of Class A Common Stock are entitled to one vote for each share. Each share of Class A Common is entitled to participate equally in all dividends and other distributions declared on and payable with respect to the Class A Common Stock, subject to the preferences and rights of any preferred stock and General Corporation Law of the State of Delaware. The Company’s ability to pay dividends to stockholders is limited as a practical matter by restrictions in the agreements governing the Company's indebtedness.
The authorized and unissued shares of Class A Common Stock are available for future issuance upon stock option exercises and vesting of restricted stock units without additional stockholder approval.
Share Repurchase Program
On December 21, 2011, the Board of Directors adopted a share repurchase program, which was most recently increased on May 23, 2019 to authorize the repurchase of up to $1,310.0 million in shares of Class A Common Stock. A special committee of the Board of Directors evaluates market conditions and other relevant factors and initiates repurchases under the program from time to time. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. During fiscal 2020, the Company purchased 2.5 million shares of Class A Common Stock in a series of open market transactions for $173.4 million. During fiscal 2019, the Company purchased 5.1 million shares of Class A Common Stock in a series of open market transactions for $239.8 million. As of March 31, 2020, the Company had $484.8 million remaining under the share repurchase program.
Dividends
The following table summarizes the cash distributions recognized in the consolidated statement of cash flows:

	Fiscal Year Ended March 31,
	2020	2019	2018
Recurring dividends (1)	$146,602	$114,234	$103,411
Dividend equivalents (2)	—	280	951
Total distributions	$146,602	$114,514	$104,362

(1) Amounts represent recurring quarterly dividends that were declared and paid for during each quarter of fiscal 2020, 2019, and 2018.
(2) Dividend equivalents are distributions made to option holders equal to the special dividends declared and paid.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

19. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense recognized in the consolidated statements of operations:

	Fiscal Year Ended March 31,
	2020	2019	2018
Cost of revenue	$16,272	$8,990	$7,771
General and administrative expenses	27,018	22,285	15,547
Total	$43,290	$31,275	$23,318
The following table summarizes the total stock-based compensation expense recognized in the consolidated statements of operations by the following types of equity awards:

	Fiscal Year Ended March 31,
	2020	2019	2018
Equity Incentive Plan Options	$2,741	$2,374	$2,036
Restricted Stock Awards	40,549	28,901	21,282
Total	$43,290	$31,275	$23,318

As of March 31, 2020 and 2019, there was $33.5 million and $27.8 million, respectively, of total unrecognized compensation cost related to unvested stock-based compensation agreements. The unrecognized compensation cost as of March 31, 2020 is expected to be fully amortized over the next 5 years. Absent the effect of accelerating stock compensation cost for any departures of employees who may continue to vest in their equity awards, the following tables summarize the unrecognized compensation cost, the weighted average period the cost is expected to be amortized, and the estimated annual compensation cost for the future periods indicated below (excludes any future award):

	Unrecognized Compensation Cost		Weighted Average Remaining Period to be Recognized
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Equity Incentive Plan Options	$3,721	$3,501	3.57	3.61
Restricted Stock Awards	29,738	24,259	1.78	1.75
Total	$33,459	$27,760

	Total Unrecognized Compensation Cost
	Total	2021	2022	2023	2024	2025
Equity Incentive Plan Options	$3,721	$1,872	$1,100	$543	$190	$16
Restricted Stock Awards	29,738	20,428	9,104	161	45	—
Total	$33,459	$22,300	$10,204	$704	$235	$16

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

Equity Incentive Plan
The Company's Equity Incentive Plan, or EIP, was adopted in connection with the Merger Agreement for employees and directors of Holding. The EIP was amended and restated in 2010 in connection with the Company’s initial public offering, and on May 22, 2014 and January 28, 2020. Awards under the EIP may be made in the form of stock options; stock purchase rights; restricted stock; restricted stock units; performance shares; performance units; stock appreciation rights; deferred share units; dividend equivalents; and other stock-based awards.
Stock Options
Stock options under the EIP are granted at the discretion of the Board of Directors or its Compensation Committee and expire ten years from the grant date. Stock options generally vest in equal installments over a five-year period subject to the grantee’s continued service on each applicable vesting. All options under the EIP are exercisable, upon vesting, for shares of Class A Common Stock of Holding. During fiscal 2020, 270,332 options were granted under the EIP.
The aggregate grant date fair value of the EIP Options issued during fiscal 2020 and 2019, was $3.7 million and $3.5 million, respectively, and is recorded as expense over the vesting period. The total fair value of EIP Options vested during fiscal 2020 and 2019 was $2.4 million and $2.5 million, respectively. The total intrinsic value of EIP options exercised during fiscal 2020 and 2019 was $30.6 million and $47.2 million, respectively. As of March 31, 2020 and 2019, there were 10,097,483 and 10,708,159 options, respectively, available for future grant under the EIP.
Annual Incentive Plans
On October 1, 2010, the Board of Directors adopted an Annual Incentive Plan (or “AIP”) in connection with the initial public offering to more appropriately align the Company’s compensation programs with those of similarly situated companies. The amount of the annual incentive payment is determined based on performance targets established by the Board of Directors and a portion of the bonus may be paid in the form of equity (including stock and other awards under the EIP). Such equity awards vest over a three-year period subject to the employee’s continued service to the Company. The related expense is recognized in the accompanying consolidated statements of operations based on grant date fair value over the vesting period of three years.
During fiscal 2018, the Company implemented a new annual incentive program for officers and key employees. The equity compensation would be issued in the form of restricted stock units of which a portion would vest based on the passage of time, and the other portion would vest based on specified performance conditions to be achieved over a specified time period. A restricted stock unit represents a contingent right to receive one share of Class A Common Stock upon vesting. Service-based restricted stock units vest in equal installments over a three-year period subject to the grantee's continued service on each applicable vesting date and are settled for shares of the Company's common stock. Dividend equivalents are paid in respect of the service-based restricted stock units when dividends are paid on the Company's common stock. Performance-based awards vest at the end of a three-year period subject to certain specified financial performance criteria and the grantee's continued service through the period. These awards are settled for Company Class A Common Stock and dividend equivalents. Compensation expense for performance-based awards during the performance period is estimated at each reporting date using management's expectation of the probable achievement of the specified performance criteria.
During fiscal 2020, the Company implemented a program whereby certain non-officer employees would be eligible to receive a portion of their annual bonus in equity. The equity compensation would be issued in the form of restricted stock units that would vest immediately after issuance. The associated expense will be recognized in the accompanying consolidated statements of operations based on grant date fair value.
Grants of Class A Restricted Common Stock and Restricted Stock Units
During fiscal 2020, the Board of Directors granted an aggregate of 589,818 Restricted Stock Units with service-based and performance-based vesting conditions to existing officers, vice presidents, and other employees and non-employees of the Company, as well as to newly promoted and hired partners and vice presidents. The awards will vest based on the applicable vesting period for the specific award subject to the employees' continued employment with the Company.
The Board of Directors also granted 30,389 shares of Class A Restricted Common Stock to members of the Board of Directors during fiscal 2020. These awards generally vest over one year.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

The aggregate fair value of all awards issued during fiscal 2020 was $39.7 million and was based on the grant date stock price, which ranged from $62.12 to $78.55. This amount will be recognized in the accompanying consolidated statements of operations over the applicable vesting period of the awards.
The total fair value of restricted stock shares vested during fiscal 2020 and 2019 was $27.9 million and $21.5 million, respectively.
As permitted under the terms of the EIP, the Compensation Committee, as Administrator of the Plan, authorized the withholding of taxes not to exceed the minimum statutory withholding amount, through the surrender of shares of Class A Common Stock issuable upon the vesting or accelerated vesting of Restricted Stock. As a result of these transactions, the Company repurchased 194,064 shares and recorded them as treasury shares at a total cost of $13.2 million in fiscal 2020.
Methodology
The Company uses the Black-Scholes option-pricing model to determine the estimated fair value for stock-based awards. The fair value of the Company’s stock is based on the closing price on the New York Stock Exchange on the date of grant.
During fiscal 2020, the Company’s Board of Directors authorized and declared four quarterly cash dividends: $0.23 per share in the first and second quarters, $0.27 per share in the third quarter, and $0.31 per share in the fourth quarter. Therefore, an annualized dividend yield between 2.12% and 2.60% was used in the Black-Scholes option-pricing model for all grants issued during the fiscal year. The Company plans to continue paying recurring dividends in the near term and assessing its excess cash resources to determine the best way to utilize its excess cash flow to meet its objectives. One way the Company may utilize excess cash includes the payment of special dividends. The Company does not anticipate or forecast the payment of special dividends and therefore does not include special dividends in the annual dividend yield that the company uses to calculate the fair value of stock options, as the Company does not pay these special dividends on a regular basis.
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
The weighted average assumptions used in the Black-Scholes option-pricing model for stock option awards were as follows:

	For The Fiscal Year Ended March 31,
	2020	2019	2018
Dividend yield	2.17%	2.01%	1.90%
Expected volatility	24.74%	25.83%	33.04%
Risk-free interest rate	2.11%	2.81%	1.81%
Expected life (in years)	5.00	5.00	5.00
Weighted-average grant date fair value	$12.39	$9.67	$9.35

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

The following table summarizes unvested restricted stock activity for the periods presented:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested Restricted Stock Awards
Unvested at March 31, 2019	932,781	38.19
Granted	620,207	64.00
Vested	612,321	45.53
Forfeited	53,231	45.81
Unvested at March 31, 2020	887,436	50.72

The following table summarizes stock option activity for the periods presented:

	Number of Options	Weighted Average Exercise Price
Equity Incentive Plan Options
Options outstanding at March 31, 2019	2,091,355	$25.83	*
Granted	270,332	63.80
Forfeited	32,658	34.99
Expired	—	—
Exercised	575,890	15.50
Options outstanding at March 31, 2020	1,753,139	$34.91	*
* Reflects exercise price adjustment of $6.36 per grant for the $6.50 dividend per share issued on July 30, 2012.
The following table summarizes unvested stock options for the periods presented:

	Number of Options	Weighted Average Grant Date Fair Value
Equity Incentive Plan Options
Unvested at March 31, 2019	608,613	$9.04
Granted	270,332	12.39
Vested	265,970	9.14
Forfeited	32,658	8.85
Unvested at March 31, 2020	580,317	$10.56

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

The following table summarizes stock options outstanding at March 31, 2020:

Range of exercise prices (1)	Stock Options Outstanding	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life	Intrinsic Value	Stock Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
				(In years)				(In years)
Equity Incentive Plan
$9.71 - $78.55	1,753,139	$34.91	(1)	6.06	$59,128	1,172,822	$27.65	4.91	$48,073
(1) Reflects exercise price adjustment of $6.36 per grant for the $6.50 dividend per share issued July 30, 2012.

Employee Stock Purchase Plan
The Company offers a tax qualified Employee Stock Purchase Plan, or ESPP, which is designed to enable eligible employees to periodically purchase shares of the Class A Common Stock up to an aggregate of 10 million shares at a five percent discount from the fair market value of the Class A Common Stock. The ESPP provides for quarterly offering periods. For the year ended March 31, 2020, 227,810 shares of Class A Common Stock were purchased by employees under the ESPP. Since the program's inception, 2,659,803 shares have been purchased by employees.

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
A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The financial instruments measured at fair value in the accompanying consolidated balance sheets consist of the following:

	Recurring Fair Value Measurements as of March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Long term deferred compensation plan asset (2)	5,879	—	—	5,879
Total Assets	$5,879	$—	$—	$5,879
Liabilities:
Contingent consideration liability (3)	$—	$—	$1,224	$1,224
Current derivative instruments (1)	—	18,831	—	18,831
Long-term derivative instruments (1)	—	37,819	—	37,819
Long term deferred compensation plan liability (2)	5,879	—	—	5,879
Total Liabilities	$5,879	$56,650	$1,224	$63,753

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

	Recurring Fair Value Measurements as of March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Current derivative instruments (1)	$—	$1,790	$—	$1,790
Long-term derivative instruments (1)	—	614	—	614
Long term deferred compensation plan asset (2)	$3,169	$—	$—	$3,169
Total Assets	$3,169	$2,404	$—	$5,573
Liabilities:
Contingent consideration liability (3)	$—	$—	$1,224	$1,224
Current derivative instruments (1)	$—	$929	$—	$929
Long-term derivative instruments (1)	$—	$4,347	$—	$4,347
Long term deferred compensation plan liability (2)	$3,169	$—	$—	$3,169
Total liabilities	$3,169	$5,276	$1,224	$9,669

(1) The Company’s interest rate swaps are considered over-the-counter derivatives and fair value is estimated based on the present value of future cash flows using a model-derived valuation that uses Level 2 observable inputs such as interest rate yield curves. See Note 12 to the consolidated financial statements for further discussion on the Company’s derivative instruments designated as cash flow hedges.

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

(3) The Company recognized a contingent consideration liability of $3.6 million in connection with the acquisition of Aquilent in fiscal 2017. As of both March 31, 2020 and 2019, the estimated fair value of the contingent consideration liability was $1.2 million, and was valued using probability-weighted cash flows, which is based on the use of Level 3 fair value measurement inputs.

The fair value of the Company's cash and cash equivalents, which are Level 1 inputs, approximated its carrying values at March 31, 2020 and 2019. The fair value of the Company's debt instruments approximated its carrying value at March 31, 2020 and 2019. The fair value of debt is determined using quoted prices or other market information obtained from recent trading activity of each debt tranche in markets that are not active (Level 2 inputs). The fair value is corroborated by prices derived from the interest rate spreads of recently completed leveraged loan transactions of a similar credit profile, industry, and terms to that of the Company. The fair value of Senior Notes is determined using quoted prices or other market information from recent trading activity in the high-yield bond market (Level 2 inputs).

21. RELATED-PARTY TRANSACTIONS
In March, 2017, the Company supported the formation of the Booz Allen Foundation, a nonprofit corporation organized and operated exclusively for charitable, scientific and educational purposes within the meaning of Section 501(c)(3) of the Code. The Company is the sole member of the foundation, which gives it the authority to appoint two out of five of the Booz Allen Foundation’s directors and consent rights regarding certain extraordinary corporate actions approved by the Company's Board of Directors. The Company made a binding and irrevocable pledge of $5.0 million to the Booz Allen Foundation, payable in installments, and recorded the pledge obligation in other current liabilities on the consolidated balance sheet of the Company in March 2017. As of March 31, 2019, the Company had satisfied the pledge obligation in full.
Two of our directors currently serve on the board of directors of a subcontractor to which the Company subcontracted $79.7 million and $55.3 million of services for fiscal 2020 and 2019, respectively.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

22. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Third-Party Guarantees
As of March 31, 2020 and 2019, the Company was contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that totaled $9.7 million and $9.5 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At March 31, 2020 and 2019, approximately $0.9 million and $1.0 million, respectively, of these instruments reduce the available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $15.0 million facility established in fiscal 2015 of which $6.2 million and $6.5 million, respectively, was available to the Company at March 31, 2020 and 2019.
Government Contracting Matters - Provision for Claimed Indirect Costs
For fiscal 2020, 2019, and 2018, approximately 96%, 96%, and 97%, respectively, of the Company’s revenue was generated from contracts where the end user was an agency or department of the U.S. government, including contracts where the Company performed either as a prime contractor or subcontractor, and regardless of the geographic location in which the work was performed. U.S. government contracts and subcontracts are subject to extensive legal and regulatory requirements. From time to time and in the ordinary course of business, agencies of the U.S. government audit our claimed indirect costs and conduct inquiries and investigations of our business practices with respect to government contracts to determine whether the Company’s operations are conducted in accordance with these requirements and the terms of the relevant contracts. U.S. government agencies, including the Defense Contract Audit Agency (DCAA), routinely audit our claimed indirect costs, for compliance with the Cost Accounting Standards and the Federal Acquisition Regulation. These agencies also conduct reviews and investigations and make inquiries regarding our accounting and other systems in connection with our performance and business practices with respect to our government contracts and subcontracts. U.S. government audits, inquiries, or investigations of the Company, whether related to the Company’s U.S. government contracts or subcontracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including withholding of payments, suspension of payments, repayments, fines, or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting. Management believes it has recorded the appropriate provision for claimed indirect costs for any audit, inquiry, or investigation of which it is aware that may be subject to any reductions and/or penalties. As of March 31, 2020 and 2019, the Company had recorded liabilities of approximately $224.6 million and $195.3 million, respectively, for estimated adjustments to claimed indirect costs based on its historical DCAA audit results, including the final resolution of such audits with the Defense Contract Management Agency, for claimed indirect costs incurred subsequent to fiscal 2011, and for contracts not yet closed that are subject to audit and final resolution.
Litigation
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government, which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of March 31, 2020 and 2019, there were no material amounts accrued in the consolidated financial statements related to these proceedings.
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

24. UNAUDITED QUARTERLY FINANCIAL DATA

	Fiscal 2020 Quarters
	First	Second	Third	Fourth
Revenue	$1,825,176	$1,819,577	$1,849,441	$1,969,647
Operating income	179,046	172,035	169,045	149,076
Income before income taxes	155,830	148,177	146,723	128,704
Net income	117,386	114,325	112,026	138,866
Earnings per common share:
Basic (1)	$0.83	$0.81	$0.79	$0.99
Diluted (1)	$0.83	$0.80	$0.79	$0.98

	Fiscal 2019 Quarters
	First	Second	Third	Fourth
Revenue	$1,646,848	$1,613,997	$1,663,112	$1,780,080
Operating income	161,612	143,751	161,932	135,099
Income before income taxes	137,367	119,887	140,269	117,880
Net income	104,204	92,713	132,037	89,575
Earnings per common share:
Basic (1)	$0.72	$0.65	$0.92	$0.64
Diluted (1)	$0.72	$0.64	$0.92	$0.63

(1) Earnings per share are computed independently for each of the quarters presented and therefore may not sum to the total for the fiscal year.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

25. SUPPLEMENTAL FINANCIAL INFORMATION
The following schedule summarizes valuation and qualifying accounts for the periods presented:

	Fiscal Year Ended March 31,
	2020	2019	2018
Allowance for doubtful accounts:
Beginning balance	$10,679	$77	$—
(Benefit) provision for doubtful accounts	(6,454)	11,882	706
Charges against allowance	(240)	(1,280)	(629)
Ending balance	$3,985	$10,679	$77
Tax valuation allowance
Beginning balance	(2,853)	(1,373)	—
Other adjustments	(1,443)	(1,480)	(1,373)
Ending balance	$(4,296)	(2,853)	(1,373)

26. SUBSEQUENT EVENTS
Shares repurchased and withheld to cover taxes
The Company paid $10.7 million during the first quarter of fiscal 2021 for 156,414 shares of Class A Common Stock withheld to cover taxes related to Restricted Stock vesting during the fourth quarter of fiscal 2020 that had not settled in cash by March 31, 2020.
Dividend Declared
On May 26, 2020, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.31 per share. Payment of the dividend will be made on June 30, 2020 to stockholders of record at the close of business on June 15, 2020.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective as of March 31, 2020.
Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and the Board regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes.
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2020. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 framework). Based on this assessment, management has concluded that, as of March 31, 2020, our internal control over financial reporting was effective.
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Booz Allen Hamilton Holding Corporation

Opinion on Internal Control over Financial Reporting

We have audited Booz Allen Hamilton Holding Corporation’s internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Booz Allen Hamilton Holding Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2020, and the related notes and our report dated May 26, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tysons, Virginia
May 26, 2020

Item 9B.	Other Information.
On May 19, 2020, Peter Clare, a member of the Board, informed the Company that he has decided not to stand for re-election at the Company’s 2020 Annual Meeting of Stockholders. Mr. Clare will continue as a member of the Board until his current term expires at the 2020 Annual Meeting of Stockholders. The Company is grateful for Mr. Clare’s leadership and service on the Board.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information related to our directors is set forth under the caption “Election of Directors” of our Proxy Statement for our Annual Meeting of Stockholders scheduled for July 29, 2020 (the "2020 Proxy Statement"). Such information is incorporated herein by reference.
Information relating to our Executive Officers is included in Part I of this Annual Report under the caption “Information about our Executive Officers.”
Information relating to compliance with Section 16(a) of the Exchange Act, to the extent required, is set forth under the caption “Delinquent Section 16(a) Reports” of our 2020 Proxy Statement. Such information is incorporated herein by reference.
Information related to our code of ethics is set forth under the caption “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2020 Proxy Statement. Such information is incorporated herein by reference.
Information relating to the Audit Committee and Board of Directors determinations concerning whether a member of the Audit Committee is a “financial expert” as that term is defined under Item 407(d)(5) of Regulation S-K is set forth under the caption “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2020 Proxy Statement. Such information is incorporated herein by reference.

Item 11.	Executive Compensation.
Information relating to this item is set forth under the captions “Compensation Discussion and Analysis,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report on Executive Compensation” of our 2020 Proxy Statement. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plans
The following table presents information concerning the securities authorized for issuance pursuant to our equity compensation plans as of March 31, 2020:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by securityholders	2,625,527	(1)	$34.91	10,097,483
Equity compensation plans not approved by securityholders	—		N/A	—
Total	2,625,527	(1)	$34.91	10,097,483

(1)
Column (a) includes: 872,388 shares that have been granted as restricted stock units (RSUs) and 1,753,139 shares granted as options under our equity compensation plans. The weighted average price in column (b) does not take into account shares issued pursuant to RSUs.

Information relating to the security ownership of certain beneficial owners and management is included in our 2020 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information relating to this item is set forth under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2020 Proxy Statement. Such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.
Information relating to this item is set forth under the caption “Independent Registered Public Accounting Firm Fees” of our 2020 Proxy Statement. Such information is incorporated herein by reference.

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

2.1
Agreement and Plan of Merger, dated as of May 15, 2008, by and among Booz Allen Hamilton Inc., Booz Allen Hamilton Holding Corporation (formerly known as Explorer Holding Corporation), Booz Allen Hamilton Investor Corporation (formerly known as Explorer Investor Corporation), Explorer Merger Sub Corporation and Booz & Company Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (File No. 333- 167645))

2.2
Spin Off Agreement, dated as of May 15, 2008, by and among Booz Allen Hamilton Inc., Booz & Company Holdings, LLC, Booz & Company Inc., Booz & Company Intermediate I Inc. and Booz & Company Intermediate II Inc. (Incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

2.3
Amendment to the Agreement and Plan of Merger and the Spin Off Agreement, dated as of July 30, 2008, by and among Booz Allen Hamilton Inc., Booz Allen Hamilton Holding Corporation (formerly known as Explorer Holding Corporation), Booz Allen Hamilton Investor Corporation (formerly known as Explorer Investor Corporation), Explorer Merger Sub Corporation, Booz & Company Holdings, LLC, Booz & Company Inc., Booz & Company Intermediate I Inc. and Booz & Company Intermediate II Inc. (Incorporated by reference to Exhibit 2.3 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

3.1
Fourth Amended and Restated Certificate of Incorporation of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report for the period ended September 30, 2019 on Form 10-Q (File No. 001-34972))

3.2
Third Amended and Restated Bylaws of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report for the period ended December 31, 2017 on Form 10-Q (File No. 001-34972))

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

4.5	Description of Capital Stock (Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report for the year ended March 31, 2019 on Form 10-K (File No. 001-34972))

10.1†
Third Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report for the period ended December 31, 2019 on Form 10-Q (File No. 001-34972))

10.2†
Form of Stock Option Agreement under the Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.3†
Form of Stock Option Agreement under the Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.4†	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.5†
Second Amended and Restated Booz Allen Hamilton Holding Corporation Annual Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report for the period ended December 31, 2019 on Form 10-Q (File No. 001-34972))

10.6†
Booz Allen Hamilton Holding Corporation Officers’ Retirement Plan (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report for the year ended March 31, 2018 on Form 10-K (File No. 001-34972))

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

10.20
Second Amendment to Credit Agreement, dated as of May 7, 2014, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC, SDI Technology Corporation, ASE, Inc. and Booz Allen Hamilton International, Inc., as Guarantors, Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Lender, and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2014 (File No. 001-34972))

10.21
Third Amendment to Credit Agreement, dated as of July 13, 2016, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC, SDI Technology Corporation, ASE, Inc. and Booz Allen Hamilton International, Inc., as Guarantors, Bank of America, N.A., as Administrative Agent, Collateral Agent and New Refinancing Tranche B Term Lender, and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 18, 2016 (File No. 001-34972))

10.22
Fourth Amendment to Credit Agreement, dated as of February 6, 2017, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC and SDI Technology Corporation, as Guarantors, Bank of America, N.A., as Administrative Agent, Collateral Agent and New Refinancing Tranche B Term Lender, and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2017 (File No. 001-34972))

10.23
Fifth Amendment to Credit Agreement, dated as of March 7, 2018, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC, SDI Technology Corporation, eGov Holdings, Inc. and Aquilent, Inc., as Guarantors, Bank of America, N.A., as Administrative Agent, Collateral Agent, Exchanging Lender and New Refinancing Tranche B Term Lender, and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 7, 2018 (File No. 001-34972))

10.24
Sixth Amendment to Credit Agreement, dated as of July 23, 2018, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC, SDI Technology Corporation, eGov Holdings, Inc. and Aquilent, Inc. as Guarantors, Bank of America, N.A., as Administrative Agent and Collateral Agent and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 24, 2018 (File No. 001-34972))

10.25
Seventh Amendment to the Credit Agreement, dated as of November 26, 2019, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC, SDI Technology Corporation, eGov Holdings, Inc. and Aquilent, Inc., as Guarantors, Bank of America, N.A., as Administrative Agent, Collateral Agent, Exchanging Lender and New Refinancing Tranche B Term Lender and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 26, 2019 (File No. 001-34972))

10.26
ISDA 2002 Master Agreement, by and between Booz Allen Hamilton Inc. and Bank of America, N.A., dated as of December 17, 2014 (the “Bank of America Master Agreement”), and the Amended and Restated Schedule to the Bank of America Master Agreement, dated as of February 6, 2017 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2017 (File No. 001-34972))

10.27
ISDA 2002 Master Agreement, by and between Booz Allen Hamilton Inc. and JPMorgan Chase Bank, N.A., dated as of December 17, 2014 (the “JPM Master Agreement”), and the Amended and Restated Schedule to the JPM Master Agreement, dated as of February 8, 2017 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 11, 2017 (File No. 001-34972))

10.28
ISDA 2002 Master Agreement, by and between Booz Allen Hamilton Inc. and Fifth Third Bank, dated as of December 16, 2014 (the “Fifth Third Master Agreement”), and the Amended and Restated Schedule to the Fifth Third Master Agreement, dated as of February 7, 2017 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 11, 2017 (File No. 001-34972))

10.29
ISDA Master Agreement, by and between Booz Allen Hamilton Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. dated as of January 13, 2015 (the “Bank of Tokyo-Mitsubishi Master Agreement”), and the Amendment to the Bank of Tokyo-Mitsubishi Master Agreement, dated as of April 18, 2017 (including the Schedule thereto) (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 31, 2017 (File No. 001-34972))

10.30
ISDA Master Agreement, by and between Booz Allen Hamilton Inc. and Barclays Bank Plc, dated as of December 11, 2014 (the “Barclays Master Agreement”), and the Amendment to the Barclays Master Agreement, dated as of May 18, 2017 (including the Amended and Restated Schedule thereto) (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 31, 2017 (File No. 001-34972))

10.31
ISDA Master Agreement, by and between Booz Allen Hamilton Inc. and Wells Fargo Bank, N.A., dated as of February 13, 2017 (the “Wells Fargo Master Agreement”), including the Schedule thereto (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 31, 2017 (File No. 001-34972))

10.32
ISDA Master Agreement, by and between Booz Allen Hamilton Inc. and SMBC Capital Markets, Inc., dated as of December 11, 2014, and the Amended and Restated Schedule thereto, dated as of February 6, 2017 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 1, 2018 (File No. 001-34972))

10.33
ISDA Master Agreement, by and between Booz Allen Hamilton Inc. and SunTrust Bank, dated as of April 10, 2017, including the Schedule thereto (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 1, 2018 (File No. 001-34972))

10.34
ISDA Master Agreement, by and between Booz Allen Hamilton Inc. and U.S. Bank National Association, dated as of September 26, 2018, including the Schedule thereto (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on November 1, 2018 (File No. 001-34972))

10.35
ISDA Master Agreement, by and between Booz Allen Hamilton Inc. and Capital One, National Association, dated as of March 27, 2019, including the Schedule thereto (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 8, 2019 (File No. 001-34972))

10.36
ISDA Master Agreement, by and between Booz Allen Hamilton Inc. and PNC Bank, National Association, dated as of December 11, 2018, including the Schedule thereto (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 8, 2019 (File No. 001-34972))

10.37
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and Bank of America, N.A., dated as of April 6, 2017 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 11, 2017 (File No. 001-34972))

10.38
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and JPMorgan Chase Bank, N.A., dated as of April 6, 2017 (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 11, 2017 (File No. 001-34972))

10.39
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and Fifth Third Bank, dated as of April 6, 2017 (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 11, 2017 (File No. 001-34972))

10.40
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., dated as of May 26, 2017 (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on May 31, 2017 (File No. 001-34972))

10.41
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and Barclays Bank Plc, dated as of May 30, 2017 (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on May 31, 2017 (File No. 001-34972))

10.42
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and Wells Fargo Bank, N.A., dated as of May 25, 2017 (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on May 31, 2017 (File No. 001-34972))

10.43
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and SunTrust Bank, dated as of October 29, 2018 (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on November 1, 2018 (File No. 001-34972))

10.44
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and U.S. Bank National Association, dated as of October 29, 2018 (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on November 1, 2018 (File No. 001-34972))

10.45
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and Capital One, National Association, dated as of April 4, 2019 (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on April 8, 2019 (File No. 001-34972))

10.46
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and Fifth Third Bank, dated as of April 2, 2019 (Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on April 8, 2019 (File No. 001-34972))

10.47
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and Capital One, National Association, dated as of April 4, 2019 (Incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed on April 8, 2019 (File No. 001-34972))

10.48
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and PNC Bank, National Association, dated as of April 2, 2019 (Incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K filed on April 8, 2019 (File No. 001-34972))

10.49
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and SMBC Capital Markets, Inc., dated as of April 2, 2019 (Incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K filed on April 8, 2019 (File No. 001-34972))

10.50
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and Bank of America, N.A., dated as of April 3, 2019 (Incorporated by reference to Exhibit 10.12 to the Company's Current Report on Form 8-K filed on April 8, 2019 (File No. 001-34972))

10.51
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and U.S. Bank National Association, dated as of April 2, 2019 (Incorporated by reference to Exhibit 10.13 to the Company's Current Report on Form 8-K filed on April 8, 2019 (File No. 001-34972))

10.52
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and Fifth Third Bank, dated as of April 2, 2019 (Incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K filed on April 8, 2019 (File No. 001-34972))

10.53
Assumption Agreement, dated as of April 14, 2017, by eGov Holdings, Inc. and Aquilent, Inc. in favor of Bank of America, N.A., as collateral agent for the banks and other financial institutions or entities party to the Credit Agreement, as amended (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report for the period ended June 30, 2017 on Form 10-Q (File No. 001-34972))

10.54†
Booz Allen Hamilton Inc. Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report for the period ended December 31, 2018 on Form 10-Q (File No. 001-34972))

10.55†
First Amendment to the Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended September 30, 2019 on Form 10-Q (File No. 001-34972))

10.56†
Form of Restricted Stock Unit Agreement under the Second Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report for the year ended March 31, 2017 of Form 10-K (File No. 001-34972))

10.57†
Form of Restricted Stock Unit Agreement under the Second Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.58 to the Company’s Annual Report for the year ended March 31, 2019 of Form 10-K (File No. 001-34972))

10.58†	Form of Restricted Stock Unit Agreement under the Third Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation*

10.59†
Form of Stock Option Agreement under the Second Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report for the year ended March 31, 2017 of Form 10-K (File No. 001-34972))

10.60†
Form of Stock Option Agreement under the Second Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.59 to the Company’s Annual Report for the year ended March 31, 2019 of Form 10-K (File No. 001-34972))

10.61†	Form of Stock Option Agreement under the Third Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation*

10.62†
Form of Performance Restricted Stock Unit Agreement under the Second Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report for the year ended March 31, 2017 on Form 10-K (File No. 001-34972))

10.63†
Form of Performance Restricted Stock Unit Agreement under the Second Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.60 to the Company’s Annual Report for the year ended March 31, 2019 on Form 10-K (File No. 001-34972))

10.64†
Form of Restricted Stock Agreement for Directors under the Second Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.44 to the Company’s Annual Report for the year ended March 31, 2018 on Form 10-K (File No. 001-34972))

10.65†	Officer Perquisites Policy (Incorporated by reference to Exhibit 10.45 to the Company’s Annual Report for the year ended March 31, 2018 on Form 10-K (File No. 001-34972))

21	Subsidiaries of the registrant*

23	Consent of Independent Registered Public Accounting Firm*

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)*

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)*

101
The following materials from Booz Allen Hamilton Holding Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2020 and 2019; (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2020, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2020, 2019 and 2018; (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2020, 2019 and 2018; (v) Consolidated Statements of Stockholders' Equity for the fiscal years ended March 31, 2020, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements.

___________________________________

*	Filed electronically herewith.

†	Management contract or compensatory arrangement.

Item 16.	Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of May, 2020.

BOOZ ALLEN HAMILTON HOLDING CORPORATION (Registrant)

By:	/s/ Horacio D. Rozanski
Name: Horacio D. Rozanski
Title: President and Chief Executive Officer
SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Horacio D. Rozanski	President, Chief Executive Officer and Director (Principal Executive Officer)	May 26, 2020
Horacio D. Rozanski

/s/ Lloyd W. Howell, Jr.	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	May 26, 2020
Lloyd W. Howell, Jr.

/s/ Laura S. Adams	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	May 26, 2020
Laura S. Adams

/s/ Ralph W. Shrader	Chairman of the Board	May 26, 2020
Ralph W. Shrader

/s/ Joan Lordi C. Amble	Director	May 26, 2020
Joan Lordi C. Amble

/s/ Melody C. Barnes	Director	May 26, 2020
Melody C. Barnes

/s/ Peter Clare	Director	May 26, 2020
Peter Clare

/s/ Michèle A. Flournoy	Director	May 26, 2020
Michèle A. Flournoy

/s/ Ian Fujiyama	Director	May 26, 2020
Ian Fujiyama

/s/ Mark E. Gaumond	Director	May 26, 2020
Mark E. Gaumond

/s/ Ellen Jewett	Director	May 26, 2020
Ellen Jewett

/s/ Arthur E. Johnson	Director	May 26, 2020
Arthur E. Johnson

/s/ Gretchen W. McClain	Director	May 26, 2020
Gretchen W. McClain

/s/ Charles O. Rossotti	Director	May 26, 2020
Charles O. Rossotti