Form 10-Q
period 2020-06-30
Booz Allen Hamilton Holding Corp
filed 2020-07-31
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
 ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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

1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of July 28, 2020
Class A Common Stock	137,802,479

2

3

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	March 31, 2020
	(Unaudited)
	(Amounts in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$620,612	$741,901
Accounts receivable, net of allowance	1,521,545	1,459,471
Prepaid expenses and other current assets	101,383	126,816
Total current assets	2,243,540	2,328,188
Property and equipment, net of accumulated depreciation	205,096	208,077
Operating lease right-of-use assets	230,630	240,122
Intangible assets, net of accumulated amortization	303,469	300,987
Goodwill	1,581,160	1,581,160
Other long-term assets	140,094	135,432
Total assets	$4,703,989	$4,793,966
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$77,865	$177,865
Accounts payable and other accrued expenses	748,875	698,011
Accrued compensation and benefits	301,405	348,775
Operating lease liabilities	50,339	49,021
Other current liabilities	60,295	54,006
Total current liabilities	1,238,779	1,327,678
Long-term debt, net of current portion	1,989,328	2,007,979
Operating lease liabilities, net of current portion	259,706	270,266
Other long-term liabilities	333,709	331,687
Total liabilities	3,821,522	3,937,610
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock, Class A — $0.01 par value — authorized, 600,000,000 shares; issued, 161,856,727 shares at June 30, 2020 and 161,333,973 shares at March 31, 2020; outstanding, 138,196,736 shares at June 30, 2020 and 138,719,921 shares at March 31, 2020	1,618	1,613
Treasury stock, at cost — 23,659,991 at June 30, 2020 and 22,614,052 shares at March 31, 2020	(973,601)	(898,095)
Additional paid-in capital	486,739	468,027
Retained earnings	1,415,129	1,330,812
Accumulated other comprehensive loss	(47,418)	(46,001)
Total stockholders’ equity	882,467	856,356
Total liabilities and stockholders’ equity	$4,703,989	$4,793,966
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,
	2020	2019
	(Amounts in thousands, except per share data)
Revenue	$1,956,453	$1,825,176
Operating costs and expenses:
Cost of revenue	948,902	840,654
Billable expenses	549,077	551,175
General and administrative expenses	245,855	234,280
Depreciation and amortization	20,732	20,021
Total operating costs and expenses	1,764,566	1,646,130
Operating income	191,887	179,046
Interest expense	(20,235)	(25,187)
Other (expense) income, net	(836)	1,971
Income before income taxes	170,816	155,830
Income tax expense	41,487	38,444
Net income	$129,329	$117,386
Earnings per common share (Note 4):
Basic	$0.93	$0.83
Diluted	$0.92	$0.83

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,
	2020	2019
	(Amounts in thousands)
Net income	$129,329	$117,386
Other comprehensive income, net of tax:
Change in unrealized (loss) gain on derivatives designated as cash flow hedges	(1,439)	(14,965)
Change in postretirement plan costs	22	34
Total other comprehensive income (loss), net of tax	(1,417)	(14,931)
Comprehensive income	$127,912	$102,455

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,
	2020	2019
	(Amounts in thousands)
Cash flows from operating activities
Net income	$129,329	$117,386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,732	20,021
Noncash lease expense	13,242	13,970
Stock-based compensation expense	10,833	6,444
Amortization of debt issuance costs	1,070	1,219
Losses on dispositions	3	23
Changes in assets and liabilities:
Accounts receivable, net of allowance	(62,570)	(77,352)
Deferred income taxes and income taxes receivable / payable	35,027	42,342
Prepaid expenses and other current assets	(11,877)	(15,540)
Other long-term assets	1,496	623
Accrued compensation and benefits	(36,294)	(70,845)
Accounts payable and other accrued expenses	50,864	24,757
Other current liabilities	(1,700)	1,047
Operating lease liabilities	(12,992)	(15,232)
Other long-term liabilities	3,255	2,120
Net cash provided by operating activities	140,418	50,983
Cash flows from investing activities
Purchases of property, equipment, and software	(20,058)	(27,336)
Net cash used in investing activities	(20,058)	(27,336)
Cash flows from financing activities
Proceeds from issuance of common stock	4,423	3,378
Stock option exercises	3,125	2,155
Repurchases of common stock	(85,899)	(12,178)
Cash dividends paid	(43,832)	(32,412)
Repayment of debt	(119,466)	(19,480)
Proceeds from debt issuance	—	400,000
Net cash (used in) provided by financing activities	(241,649)	341,463
Net (decrease) increase in cash and cash equivalents	(121,289)	365,110
Cash and cash equivalents––beginning of period	741,901	283,990
Cash and cash equivalents––end of period	$620,612	$649,100
Supplemental disclosures of cash flow information
Net cash paid (refunded) during the period for:
Interest	$19,032	$26,726
Income taxes	$3,123	$(4,238)
Supplemental disclosures of non-cash investing and financing activities
Share repurchases transacted but not settled and paid	$344	$2,423
Noncash financing activities	$178	$2,682
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands, except share data)	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2020	161,333,973	$1,613	(22,614,052)	$(898,095)	$468,027	$1,330,812	$(46,001)	$856,356
Topic 326 adoption impact	—	—	—	—	—	(1,180)	—	(1,180)
Issuance of common stock	361,856	3	—	—	4,420	—	—	4,423
Stock options exercised	160,898	2	—	—	3,123	—	—	3,125
Repurchase of common stock (1)	—	—	(1,045,939)	(75,506)	—	—	—	(75,506)
Recognition of liability related to future restricted stock units vesting	—	—	—	—	339	—	—	339
Net income	—	—	—	—	—	129,329	—	129,329
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(1,417)	(1,417)
Dividends paid of $0.31 per common share	—	—	—	—	—	(43,832)	—	(43,832)
Stock-based compensation expense	—	—	—	—	10,830	—	—	10,830
Balance at June 30, 2020	161,856,727	$1,618	(23,659,991)	$(973,601)	$486,739	$1,415,129	$(47,418)	$882,467

Balance at March 31, 2019	159,924,825	$1,599	(19,896,972)	$(711,450)	$401,596	$994,811	$(11,190)	$675,366
Issuance of common stock	158,092	2	—	—	3,376	—	—	3,378
Stock options exercised	161,302	1	—	—	2,154	—	—	2,155
Repurchase of common stock (2)	—	—	(129,128)	(8,286)	—	—	—	(8,286)
Recognition of liability related to future stock option exercises	—	—	—	—	(277)	—	—	(277)
Net income	—	—	—	—	—	117,386	—	117,386
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(14,931)	(14,931)
Dividends paid of $0.23 per common share	—	—	—	—	—	(32,412)	—	(32,412)
Stock-based compensation expense	—	—	—	—	6,444	—	—	6,444
Balance at June 30, 2019	160,244,219	$1,602	(20,026,100)	$(719,736)	$413,293	$1,079,785	$(26,121)	$748,823

(1) During the three months ended June 30, 2020, the Company purchased 0.9 million shares of the Company’s Class A Common Stock in a series of open market transactions for $66.4 million. Additionally, the Company repurchased shares during the first quarter of fiscal 2021 to cover the minimum statutory withholding taxes on restricted stock units that vested on June 30, 2020.
(2) During the three months ended June 30, 2019, the Company purchased 93 thousand shares of the Company’s Class A Common Stock in a series of open market transactions for $5.9 million. Additionally, the Company repurchased shares during the first quarter of fiscal 2020 to cover the minimum statutory withholding taxes on restricted stock units that vested on June 30, 2019.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
1. BUSINESS OVERVIEW
Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or the Company, we, us, and our, was incorporated in Delaware in May 2008. The Company provides management and technology consulting, analytics, engineering, digital solutions, mission operations, and cyber services to U.S. and international governments, major corporations, and not-for-profit organizations. The Company reports operating results and financial data in one reportable segment. The Company is headquartered in McLean, Virginia, with approximately 27,400 employees as of June 30, 2020.
2. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, or SEC, and should be read in conjunction with the information contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2020. The interim period unaudited condensed consolidated financial statements are presented as described below. Certain information and disclosures normally required for annual financial statements have been condensed or omitted pursuant to GAAP and SEC rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation of the results of the interim period presented have been included. The Company’s fiscal year ends on March 31 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31. The results of operations for the three months ended June 30, 2020 are not necessarily indicative of results to be expected for the full fiscal year.
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
Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Areas of the financial statements where estimates may have the most significant effect include the provision for claimed indirect costs, valuation and lives of tangible and intangible assets, impairment of long-lived assets, accrued liabilities, revenue recognition, including the accrual of indirect costs, bonus and other incentive compensation, stock-based compensation, reserves for uncertain tax positions and valuation allowances on deferred tax assets, provisions for income taxes, postretirement obligations, collectability of receivables, and loss accruals for litigation. Actual results experienced by the Company may differ materially from management's estimates.
Recently Adopted Accounting Standards
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). This guidance requires companies to record an allowance for expected credit losses over the contractual term of certain financial assets, including trade receivables and contract assets, and expands disclosure requirements for credit quality of financial assets. The Company adopted this standard effective April 1, 2020 using the modified retrospective method. The adoption of this standard did not have a material impact on the condensed consolidated financial statements and disclosures.
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This guidance requires a customer in a cloud computing arrangement that is a service contract to follow existing internal-use software guidance to determine which implementation costs to defer and recognize as an asset. ASU 2018-15 generally aligns the guidance on capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with that of implementation costs incurred to develop or obtain internal-use software, including hosting arrangements that include an internal-use software license. ASU 2018-15 is effective for interim reporting periods for fiscal years beginning after December 15, 2019. The Company adopted this standard effective April 1, 2020 on a prospective basis, and adoption of this standard did not have a material impact on the condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The guidance includes removal of certain exceptions to the general principles of Topic 740, and simplification in several other areas such as accounting for a franchise tax (or similar tax) that is partially based on income. The provisions of this standard are effective for years beginning after December 15, 2020, with early adoption permitted. The Company early adopted the standard effective April 1, 2020, and applied most of the relevant amendments prospectively. The Company’s adoption did not have a material impact on the condensed consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance contains optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other areas or transactions that are impacted by reference rate reform. The Company elected to adopt Topic 848 in fiscal 2020 and as of June 30, 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the Company’s ability to apply hedge accounting to our derivative financial instruments. The Company continues to evaluate the impact of the guidance and may apply other elections, as applicable and as allowed by Topic 848.
Recent Accounting Pronouncements Not Yet Adopted
Other accounting and reporting pronouncements effective after June 30, 2020 and issued through the filing date are not expected to have a material impact on the Company's condensed consolidated financial statements.
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
Contract Estimates
Many of our contracts recognize revenue under a contract cost-based input method and require an Estimate-at-Completion (EAC) process, which management uses to review and monitor the progress towards the completion of our performance obligations. Under this process, management considers various inputs and assumptions related to the EAC, including, but not limited to, progress towards completion, labor costs and productivity, material and subcontractor costs, and identified risks. Estimating the total cost at completion of performance obligations is subjective and requires management to make assumptions about future activity and cost drivers under the contract. Changes in these estimates can occur for a variety of reasons and, if significant, may impact the profitability of the Company’s contracts. Changes in estimates related to contracts accounted for under the EAC process are recognized on a cumulative catch-up basis in the period when such changes are determinable and reasonably estimable. If the estimate of contract profitability indicates an anticipated loss on a contract, the Company recognizes the total loss at the time it is identified. For each of the three months ended June 30, 2020 and 2019, the aggregate impact of adjustments in contract estimates was not material.
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

•	Fixed-Price Contracts: Under a fixed-price contract, we agree to perform the specified work for a predetermined price. To the extent our actual direct and allocated indirect costs decrease or increase from the estimates upon which the price was negotiated, we will generate more or less profit, respectively, or could incur a loss.
The table below presents the total revenue for each type of contract:

	Three Months Ended June 30,
	2020		2019
Cost-reimbursable	$1,092,048	56%	$1,026,593	56%
Time-and-materials	502,546	26%	420,595	23%
Fixed-price	361,859	18%	377,988	21%
Total Revenue	$1,956,453	100%	$1,825,176	100%
Revenue by Customer Type:

	Three Months Ended June 30,
	2020		2019
U.S. government:
Defense Clients	$931,336	47%	$858,936	47%
Intelligence Clients	407,104	21%	419,067	23%
Civil Clients	557,923	29%	492,033	27%
Total U.S. government	1,896,363	97%	1,770,036	97%
Global Commercial Clients	60,090	3%	55,140	3%
Total Revenue	$1,956,453	100%	$1,825,176	100%
Revenue by Whether the Company Acts as a Prime Contractor or a Sub-Contractor:

	Three Months Ended June 30,
	2020		2019
Prime Contractor	$1,803,604	92%	$1,673,429	92%
Sub-contractor	152,849	8%	151,747	8%
Total Revenue	$1,956,453	100%	$1,825,176	100%

Performance Obligations
Remaining performance obligations represent the transaction price of exercised contracts for which work has not yet been performed, irrespective of whether funding has or has not been authorized and appropriated as of the date of exercise. Remaining performance obligations do not include negotiated but unexercised options or the unfunded value of expired contracts.
As of both June 30, 2020 and March 31, 2020, the Company had $6.3 billion of remaining performance obligations and we expect to recognize more than half of the remaining performance obligations at June 30, 2020 as revenue over the next 12 months, and approximately three quarters over the next 24 months. The remainder is expected to be recognized thereafter.
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
The following table summarizes the contract balances recognized on the Company’s condensed consolidated balance sheets:

	Balance Sheet line item	June 30, 2020	March 31, 2020
Contract assets:
Current	Accounts receivable, net of allowance	$999,497	$988,634
Long-term	Other long-term assets	63,016	62,600
Total		$1,062,513	$1,051,234
Contract liabilities:
Advance payments, billings in excess of costs incurred and deferred revenue	Other current liabilities	$24,631	$26,018

Changes in contract assets and contract liabilities are primarily due to the timing difference between the Company’s performance of services and payments from customers. For the three months ended June 30, 2020 and 2019, we recognized revenue of $19.5 million and $16.7 million, respectively, related to our contract liabilities on April 1, 2020 and 2019, respectively. To determine revenue recognized from contract liabilities during the reporting periods, the Company allocates revenue to individual contract liability balances and applies revenue recognized during the reporting periods first to the beginning balances of contract liabilities until the revenue exceeds the balances.

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
The Company currently has outstanding shares of Class A Common Stock. Unvested Class A Restricted Common Stock holders are entitled to participate in non-forfeitable dividends or other distributions. These unvested restricted shares participated in the Company's dividends declared and were paid in the first quarter of fiscal 2021 and 2020. As such, EPS is calculated using the two-class method whereby earnings are reduced by distributed earnings as well as any available undistributed earnings allocable to holders of unvested restricted shares. A reconciliation of the income used to compute basic and diluted EPS for the periods presented are as follows:

	Three Months Ended June 30,
	2020	2019
Earnings for basic computations (1)	$128,686	$116,766
Weighted-average common shares outstanding for basic computations	138,153,464	140,004,627
Earnings for diluted computations (1)	$128,689	$116,770
Dilutive stock options and restricted stock	1,018,990	1,124,674
Weighted-average common shares outstanding for diluted computations	139,172,454	141,129,301
Earnings per common share
Basic	$0.93	$0.83
Diluted	$0.92	$0.83
(1) During both the three months ended June 30, 2020 and 2019, approximately 0.7 million participating securities were paid dividends totaling $0.2 million. For both the three months ended June 30, 2020 and 2019, there were undistributed earnings of $0.4 million allocated to the participating class of securities in both basic and diluted EPS. The allocated undistributed earnings and the dividends paid comprise the difference between net income presented on the condensed consolidated statements of operations and earnings for basic and diluted computations for both the three months ended June 30, 2020 and 2019.
The EPS calculation for the three months ended June 30, 2020 and 2019 excludes 0.2 million and 0.1 million options, respectively, as their impact was anti-dilutive.
5. ACCOUNTS RECEIVABLE, NET OF ALLOWANCE
Accounts receivable, net of allowance consisted of the following:

	June 30, 2020	March 31, 2020
Current assets
Accounts receivable–billed	$526,500	$474,822
Accounts receivable–unbilled	999,497	988,634
Allowance for doubtful accounts	(4,452)	(3,985)
Accounts receivable, net of allowance	1,521,545	1,459,471
Other long-term assets
Accounts receivable–unbilled	63,016	62,600
Total accounts receivable, net	$1,584,561	$1,522,071

Unbilled amounts represent revenues for which billings have not been presented to customers at quarter-end or year-end. These amounts are generally billed and collected within one year subject to various conditions including, without limitation, appropriated and available funding. Long-term unbilled receivables not anticipated to be billed and collected within one year, which are primarily related to retainage, holdbacks, and long-term rate settlements to be billed at contract closeout, are included in other long-term assets in the accompanying condensed consolidated balance sheets. The Company recognized a (benefit) provision for doubtful accounts of $(0.03) million and $1.9 million for the three months ended June 30, 2020 and 2019, respectively.
The primary financial instruments, other than derivatives, that potentially subject the Company to concentrations of credit risk are accounts receivable. The Company's primary customers are U.S. federal government agencies and prime contractors under contracts with the U.S. government. The Company is exposed to credit risk primarily through global commercial customers. The Company continuously monitors its credit exposure through review of customer balances against contract terms, historical cash collections, outstanding past due status, current economic conditions and dispute resolution. It records provisions for doubtful accounts based on its expected credit losses considering historical experience, current information and reasonable and supportable forecasts of future economic conditions.
6. ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES
Accounts payable and other accrued expenses consisted of the following:

	June 30, 2020	March 31, 2020
Vendor payables	$383,523	$432,953
Accrued expenses	365,352	265,058
Total accounts payable and other accrued expenses	$748,875	$698,011

Accrued expenses consisted primarily of the Company’s provision for claimed indirect costs, which were approximately $232.5 million and $224.6 million as of June 30, 2020 and March 31, 2020, respectively. See Note 18 for further discussion of this provision.

7. ACCRUED COMPENSATION AND BENEFITS
Accrued compensation and benefits consisted of the following:

	June 30, 2020	March 31, 2020
Bonus	$22,496	$114,359
Retirement	59,688	41,604
Vacation	196,443	159,512
Other	22,778	33,300
Total accrued compensation and benefits	$301,405	$348,775

8. DEBT
Debt consisted of the following:

	June 30, 2020		March 31, 2020
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Term Loan A	1.68%	$1,345,245	2.49%	$1,363,739
Term Loan B	1.93%	387,129	2.74%	388,102
Revolver		—	3.75%	100,000
Senior Notes	5.13%	350,000	5.13%	350,000
Less: Unamortized debt issuance costs and discount on debt		(15,181)		(15,997)
Total		2,067,193		2,185,844
Less: Current portion of long-term debt		(77,865)		(177,865)
Long-term debt, net of current portion		$1,989,328		$2,007,979

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

As of June 30, 2020, the Credit Agreement provided Booz Allen Hamilton with a $1,345.2 million Term Loan A, a $387.1 million Term Loan B, and $500.0 million revolving credit facility (the "Revolving Credit Facility") with a sub-limit for letters of credit of $100.0 million. As of June 30, 2020, the maturity date of Term Loan A and the termination date for the Revolving Credit Facility was July 23, 2023 and the maturity date of Term Loan B was November 26, 2026. Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement are secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor, and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement and related documentation. Subject to specified conditions, without the consent of the then-existing lenders (but subject to the receipt of commitments), the Term Loans or the Revolving Credit Facility may be expanded (or a new term loan facility or revolving credit facility added to the existing facilities) by up to (i) the greater of (x) $627 million and (y) 100% of consolidated EBITDA of Booz Allen Hamilton, as of the end of the most recently ended four quarter period for which financial statements have been delivered pursuant to the Credit Agreement plus (ii) the aggregate principal amount under which pro forma consolidated net secured leverage remains less than or equal to 3.50:1.00.
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
Booz Allen Hamilton occasionally borrows under the Revolving Credit Facility in anticipation of cash demands. For both the three months ended June 30, 2020 and 2019, Booz Allen Hamilton accessed no amounts of its $500.0 million Revolving Credit Facility. As of June 30, 2020, there was no outstanding balance on the Revolving Credit Facility. As of March 31, 2020, $100.0 million was outstanding on the Revolving Credit Facility, which was repaid in June 2020.
The Credit Agreement, as amended, requires quarterly principal payments of 1.25% of the stated principal amount of Term Loan A until maturity, and quarterly principal payments of 0.25% of the stated principal amount of Term Loan B until maturity.
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants include limitations on the following, in each case subject to certain exceptions: (i) indebtedness and liens; (ii) mergers, consolidations or amalgamations, liquidations, wind-ups or dissolutions, and disposition of all or substantially all assets; (iii) dispositions of property; (iv) restricted payments; (v) investments; (vi) transactions with affiliates; (vii) change in fiscal periods; (viii) negative pledges; (ix) restrictive agreements; (x) line of business; and (xi) speculative hedging. The events of default include the following, in each case subject to certain exceptions: (a) failure to make required payments under the Secured Credit Facility; (b) material breaches of representations or warranties under the Secured Credit Facility; (c) failure to observe covenants or agreements under the Secured Credit Facility; (d) failure to pay or default under certain other material indebtedness; (e) bankruptcy or insolvency; (f) certain Employee Retirement Income Security Act, or ERISA events; (g) certain material judgments; (h) actual or asserted invalidity of the Guarantee and Collateral Agreements or the other security documents or failure of the guarantees or perfected liens thereunder; and (i) a change of control. In addition, Booz Allen Hamilton is required to meet certain financial covenants at each quarter end, namely Consolidated Net Total Leverage and Consolidated Net Interest Coverage Ratios. As of June 30, 2020 and March 31, 2020, Booz Allen Hamilton was in compliance with all financial covenants associated with its debt and debt-like instruments.
For the three months ended June 30, 2020 and 2019, interest payments of $6.9 million and $13.3 million were made for Term Loan A and $2.2 million and $4.4 million were made for Term Loan B, respectively.

Senior Notes
On April 25, 2017, Booz Allen Hamilton issued $350 million aggregate principal amount of its 5.125% Senior Notes due 2025 (the "Senior Notes"), under an Indenture, dated as of April 25, 2017, among Booz Allen Hamilton, certain subsidiaries of Booz Allen Hamilton, as guarantors (the "Subsidiary Guarantors"), and Wilmington Trust, National Association, as trustee (the "Trustee"), as supplemented by the First Supplemental Indenture, dated as of April 25, 2017, among Booz Allen Hamilton, the Subsidiary Guarantors and the Trustee. Each of Booz Allen Hamilton's existing and future domestic restricted subsidiaries that guarantee its obligations under the Secured Credit Facility and certain other indebtedness guarantee the Senior Notes on a senior unsecured basis. Booz Allen Hamilton has the right to redeem the Senior Notes at its option, in whole at any time or in part from time to time, upon certain required notice, at any time (i) on and after May 1, 2020, at a price equal to 102.56% of the principal amount of the Senior Notes, (ii) on or after May 1, 2021, at a price equal to 101.28% of the principal amount of the Senior Notes, and (iii) on May 1, 2022 and thereafter, at a price equal to 100.00% of the principal amount of the Senior Notes, in each case, plus accrued and unpaid interest, if any, to (but not including) the applicable redemption date. Interest is payable semi-annually on May 1 and November 1 of each year, beginning on November 1, 2017, and principal is due at maturity on May 1, 2025. In connection with the Senior Notes, the Company recognized $6.7 million of issuance costs, which were recorded as an offset against the carrying value of debt and will be amortized to interest expense over the term of the Senior Notes. For both the three months ended June 30, 2020 and 2019, Booz Allen Hamilton made interest payments of $9.0 million for the Senior Notes.
Borrowings under the Term Loans, and if used, the Revolving Credit Facility, incur interest at a variable rate. In accordance with Booz Allen Hamilton’s risk management strategy, between April 6, 2017 and April 4, 2019, Booz Allen Hamilton executed a series of interest rate swaps. As of June 30, 2020, Booz Allen Hamilton had interest rate swaps with an aggregate notional amount of $1 billion. These instruments hedge the variability of cash outflows for interest payments on the floating portion of the term loan debt. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense (See Note 9 to our condensed consolidated financial statements).
Interest on debt and debt-like instruments consisted of the following:

	Three Months Ended June 30,
	2020	2019
	(In thousands)
Term Loan A Interest Expense	$6,918	$13,450
Term Loan B Interest Expense	2,214	4,420
Interest on Revolving Credit Facility	799	—
Senior Notes Interest Expense	4,484	4,484
Deferred Payment Obligation Interest	—	2,011
Amortization of Debt Issuance Cost (DIC) and Original Issue Discount (OID) (1)	1,070	1,219
Interest Swap Expense	4,441	(523)
Other	309	126
Total Interest Expense	$20,235	$25,187
(1) DIC and OID on the Term Loans and Senior Notes are recorded as a reduction of long-term debt in the condensed consolidated balance sheet and are amortized ratably over the life of the related debt using the effective rate method. DIC on the Revolving Credit Facility is recorded as a long-term asset on the condensed consolidated balance sheet and amortized ratably over the term of the Revolving Credit Facility.

9. DERIVATIVES
The Company utilizes derivative financial instruments to manage interest rate risk related to its variable rate debt. The Company’s objectives in using these interest rate derivatives, which were designated as cash flow hedges, are to manage its exposure to interest rate movements and reduce volatility of interest expense. The aggregate notional amount of all interest rate swap agreements was $1 billion as of June 30, 2020. The swaps have staggered maturities, ranging from June 30, 2021 to June 30, 2025. These swaps mature within the last tranche of the Company's floating rate debt (November 26, 2026).

The floating-to-fixed interest rate swaps involve the exchange of variable interest amounts from a counterparty for the Company making fixed-rate interest payments over the life of the agreements without exchange of the underlying notional amount and effectively convert a portion of the variable rate debt into fixed interest rate debt.
Derivative instruments are recorded in the condensed consolidated balance sheet on a gross basis at estimated fair value. As of June 30, 2020, $21.2 million and $37.4 million were classified as other current liabilities and other long-term liabilities, respectively, on the condensed consolidated balance sheet. As of March 31, 2020, $18.8 million, and $37.8 million were classified as other current liabilities, and other long-term liabilities, respectively, on the condensed consolidated balance sheet.
For interest rate swaps designated as cash flow hedges, the changes in the fair value of derivatives is recorded in Accumulated Other Comprehensive Loss, or AOCL, net of taxes, and is subsequently reclassified into interest expense in the period that the hedged forecasted interest payments are made on the Company's variable-rate debt. The effect of derivative instruments on the accompanying condensed consolidated financial statements for the three months ended June 30, 2020 and 2019 is as follows:

		Three Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	Location of Gain or Loss Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in AOCL on Derivatives		Amount of Gain or (Loss) Reclassified from AOCL into Income		Interest Expense on Condensed Consolidated Statements of Operations
		2020	2019	2020	2019	2020	2019
Interest rate swaps	Interest expense	$(6,387)	$(19,748)	$(4,441)	$523	$(20,235)	$(25,187)
Over the next 12 months, the Company estimates that $21.4 million will be reclassified as an increase to interest expense. Cash flows associated with periodic settlements of interest rate swaps will be classified as operating activities in the condensed consolidated statement of cash flows.
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

10. LEASES
The Company’s total lease cost is recorded primarily within general and administrative expenses on the condensed consolidated statement of operations and consisted of the following:

	Three Months Ended June 30,
	2020	2019
Operating lease cost	$17,127	$17,960
Short-term lease cost	1,601	2,417
Variable lease cost	3,534	2,562
Total operating lease costs	$22,262	$22,939

Future minimum operating lease payments for noncancelable operating leases as of June 30, 2020 are as follows:

Fiscal Year Ending	Operating Lease Payments
Remainder of 2021	$47,461
2022	66,454
2023	62,476
2024	51,212
2025	45,691
Thereafter	86,459
Total future lease payments	359,753
Less: imputed interest	(49,708)
Total lease liabilities	$310,045

Supplemental cash flow information related to leases was as follows:

	Three Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$16,719	$19,912
Operating lease liabilities arising from obtaining ROU assets (1)	3,750	2,440

(1) Includes all noncash increases and decreases arising from new or remeasured operating lease arrangements

Other information related to leases was as follows:

June 30, 2020
Weighted average remaining lease term (in years)	5.88
Weighted average discount rate	4.75%

11. INCOME TAXES
The Company’s effective income tax rates were 24.3% and 24.7% for the three months ended June 30, 2020 and 2019, respectively. The decrease in the effective tax rate as compared to the same period last fiscal year was primarily due to the larger excess tax benefits recognized in the current quarter. The three months effective tax rates of 24.3% and 24.7% differ from the federal statutory rate of 21.0% primarily due to the inclusion of state and foreign income taxes and permanent rate differences, which are predominantly related to certain executive compensation, partially offset by research and development tax credits and excess tax benefits for employee share-based compensation.
The Company is currently contesting tax assessments from the District of Columbia Office of Tax and Revenue for fiscal years 2013 through 2015 at various stages of applicable administrative and judicial processes, with a combined amount at issue of approximately $11.7 million, net of associated federal tax benefits as of June 30, 2020. The Company has taken similar tax positions with respect to subsequent fiscal years, net of expiring statute of limitations, totaling in aggregate $32.5 million. As of June 30, 2020, the Company does not maintain reserves for any uncertain tax positions related to the contested tax benefits or the similar tax positions taken in the subsequent fiscal years. Given the recoverable nature of the state tax expense, the Company does not believe that the resolution of these matters will have a material adverse effect on its results of operations, cash flows or financial condition.
The Company maintained reserves for uncertain tax positions of $59.1 million and $56.1 million as of June 30, 2020 and March 31, 2020, respectively, which is included in other long-term liabilities in the accompanying condensed consolidated balance sheets. As of June 30, 2020, the Company maintained reserves for uncertain tax positions of $47.6 million relating to research and development tax credits and $10.2 million relating to the acquisition of eGov Holdings, Inc. (d/b/a Aquilent) in the fourth quarter of fiscal 2017 for pre-acquisition period tax return uncertain tax positions.

12. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	June 30, 2020	March 31, 2020
Postretirement benefit obligations	125,584	124,375
Other (1)	208,125	207,312
Total other long-term liabilities	$333,709	$331,687

(1) Because of condensed financial statement presentation, components of other long-term liabilities at June 30, 2020 and March 31, 2020 primarily include the Company's long-term liability portion of the Company's derivative instruments, the long-term disability obligation, deferred tax liabilities and reserves for uncertain tax positions.

13. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company sponsors the Employees’ Capital Accumulation Plan, or ECAP, which is a qualified defined contribution plan that covers eligible U.S. and certain international employees. ECAP provides for distributions to participants by reason of retirement, death, disability, or termination of employment. The Company provides an annual matching contribution of up to 6% of eligible annual compensation. Total expense recognized under ECAP was $41.1 million and $36.9 million for the three months ended June 30, 2020 and 2019, respectively. The Company-paid contributions were $23.2 million and $19.9 million for the three months ended June 30, 2020 and 2019, respectively.
Defined Benefit Plan and Other Postretirement Benefit Plans
The Company provides postretirement healthcare benefits to former officers under a medical indemnity insurance plan, with premiums paid by the Company. This plan is referred to as the Officer Medical Plan. The Company also established a non-qualified defined benefit plan for all officers in May 1995, or the Retired Officers' Bonus Plan, which pays a lump-sum amount of $10,000 per year of service as an officer, provided the officer meets retirement vesting requirements. In addition, the Company provides a fixed annual allowance after retirement to cover financial counseling, tax preparation and other financial or wellness expenses. The Retired Officers' Bonus Plan is not salary related, but rather is based primarily on years of service. The Company also provides for a one-time lump sum retirement payment of one month’s salary when a vice-president retires from the Company. This is referred to as the Retired Vice-President Bonus Plan.
The components of net postretirement medical expense for the Officer Medical Plan were as follows:

	Three Months Ended June 30,
	2020	2019
Service cost	$1,414	$1,239
Interest cost	1,059	1,215
Total postretirement medical expense	$2,473	$2,454

The service cost component of net periodic benefit cost is included in cost of revenue and general and administrative expenses, and the non-service cost components of net periodic benefit cost (interest cost and net actuarial loss) is included as part of other income (expense), net in the accompanying condensed consolidated statements of operations.
As of June 30, 2020 and March 31, 2020, the unfunded status of the post-retirement medical plan was $120.9 million and $119.6 million, respectively, which is included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

Long-term Disability Benefits
The Company offers medical and dental benefits to inactive employees (and their eligible dependents) on long-term disability. These benefits do not vary with an employee's years of service; therefore, the Company is required to accrue the costs of the benefits at the date the inactive employee becomes disability eligible and elects to participate in the benefit. The accrued cost for such benefits is calculated using an actuarial estimate. The accrued cost for these benefits was $10.7 million at both June 30, 2020 and March 31, 2020, and is presented in other long-term liabilities in the accompanying condensed consolidated balance sheets.
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
The fair values of plan investments and obligations at June 30, 2020 and March 31, 2020 were $12.3 million and $5.9 million, respectively, and were recorded in other long-term assets and in other long-term liabilities, respectively, in the condensed consolidated balance sheets. Adjustments to the fair value of the plan investments and obligations are recorded in operating expenses.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS
All amounts recorded in other comprehensive loss are related to the Company's post-retirement plans and interest rate swaps designated as cash flow hedges. The following table shows the changes in accumulated other comprehensive loss, net of tax:

	Three Months Ended June 30, 2020
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of period	$(4,127)	$(41,874)	$(46,001)
Other comprehensive loss before reclassifications (1)	—	(4,722)	(4,722)
Amounts reclassified from accumulated other comprehensive loss	22	3,283	3,305
Net current-period other comprehensive income (loss)	22	(1,439)	(1,417)
End of period	$(4,105)	$(43,313)	$(47,418)

(1) Changes in other comprehensive income (loss) before reclassification for derivatives designated as cash flow hedges are recorded net of tax benefits of $1.7 million for the three months ended June 30, 2020.

	Three Months Ended June 30, 2019
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of period	$(9,068)	$(2,122)	$(11,190)
Other comprehensive loss before reclassifications (2)	—	(14,579)	(14,579)
Amounts reclassified from accumulated other comprehensive loss	34	(386)	(352)
Net current-period other comprehensive income (loss)	34	(14,965)	(14,931)
End of period	$(9,034)	$(17,087)	$(26,121)

(2) Changes in other comprehensive loss before reclassification for derivatives designated as cash flow hedges are recorded net of tax benefits of $5.2 million for the three months ended June 30, 2019.
The following table presents the reclassifications out of accumulated other comprehensive loss to net income:

	Three Months Ended June 30,
	2020	2019
Amounts reclassified from accumulated other comprehensive loss:
Post-retirement plans (Note 13):
Amortization of net actuarial loss included in net periodic benefit cost	$29	$44
Tax benefit	(7)	(10)
Net of tax	$22	$34
Derivatives designated as cash flow hedges (Note 9):
Reclassification of hedge loss (gain)	$4,441	$(523)
Tax (benefit) expense	(1,158)	137
Net of tax	$3,283	$(386)

15. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense recognized in the condensed consolidated statements of operations:

	Three Months Ended June 30,
	2020	2019
Cost of revenue	$4,498	$1,934
General and administrative expenses	6,335	4,510
Total	$10,833	$6,444

The following table summarizes the total stock-based compensation expense recognized in the condensed consolidated statements of operations by the following types of equity awards;

	Three Months Ended June 30,
	2020	2019
Equity Incentive Plan Options	$446	$485
Restricted Stock Awards	10,387	5,959
Total	$10,833	$6,444

As of June 30, 2020, there was $58.2 million of total unrecognized compensation cost related to unvested stock-based compensation agreements. The unrecognized compensation cost as of June 30, 2020 is expected to be fully amortized over the next 4.75 years. Absent the effect of accelerating stock compensation cost for any departures of employees who may continue to vest in their equity awards, the following table summarizes the unrecognized compensation cost and the weighted-average period the cost is expected to be amortized.

	June 30, 2020
	Unrecognized Compensation Cost	Weighted Average Remaining Period to be Recognized (in years)
Equity Incentive Plan Options	$5,886	4.02
Restricted Stock Awards	52,328	1.78
Total	$58,214

Equity Incentive Plan
During the three months ended June 30, 2020, 255,541 options were granted under the Amended and Restated Equity Incentive Plan, or EIP. The aggregate fair value of options granted was $3.3 million and was based on the estimated fair value per-option granted of $12.91.
As of June 30, 2020, there were 1,780,511 EIP options outstanding, of which 768,587 were unvested.
During the three months ended June 30, 2020, the Board of Directors granted 472,595 restricted stock units to certain employees of the Company. The aggregate value of these awards was $34.2 million based on the grant date stock price, which ranged from $69.60 to $79.74.
As permitted under the terms of the EIP, the Compensation Committee, as Administrator of the EIP, authorized the withholding of taxes not to exceed the minimum statutory withholding amount, through the surrender of restricted stock units upon the vesting of restricted stock units and the surrender of shares of Class A Common Stock issuable upon the vesting of restricted stock. The participants surrendered 122,586 shares of Class A Common Stock issuable upon the vesting of restricted stock and recorded them as treasury shares at a cost of $9.1 million during the three months ended June 30, 2020.
Employee Stock Purchase Plan
For the quarterly offering period that closed on June 30, 2020, 59,855 Class A Common Stock shares were purchased by employees under the Company's Employee Stock Purchase Plan, or ESPP. Since the program's inception, 2,719,658 shares have been purchased by employees.

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
A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The financial instruments measured at fair value in the accompanying condensed consolidated balance sheets consist of the following:

	Recurring Fair Value Measurements as of June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Long-term deferred compensation plan asset (1)	12,293	—	—	12,293
Total Assets	$12,293	$—	$—	$12,293
Liabilities:
Contingent consideration liability (2)	$—	$—	$1,223	1,223
Current derivative instruments (3)	—	21,224	—	21,224
Long-term derivative instruments (3)	—	37,372	—	37,372
Long-term deferred compensation plan liability (1)	12,293	—	—	12,293
Total Liabilities	$12,293	$58,596	$1,223	$72,112

	Recurring Fair Value Measurements as of March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Long-term deferred compensation plan asset (1)	5,879	—	—	5,879
Total Assets	$5,879	$—	$—	$5,879
Liabilities:
Contingent consideration liability (2)	$—	$—	$1,224	$1,224
Current derivative instruments (3)	—	18,831	—	18,831
Long-term derivative instruments (3)	—	37,819	—	37,819
Long-term deferred compensation plan liability (1)	5,879	—	—	5,879
Total Liabilities	$5,879	$56,650	$1,224	$63,753

(1) Investments in this category consist primarily of mutual funds whose fair values are determined by reference to the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. These assets represent investments held in a consolidated trust to fund the Company's non-qualified deferred compensation plan and are recorded in other long-term assets and other long-term liabilities on our condensed consolidated balance sheets.
(2) The Company recognized a contingent consideration liability of $3.6 million in connection with its acquisition of Aquilent in fiscal 2017. As of both June 30, 2020 and March 31, 2020, the estimated fair value of the contingent consideration liability was $1.2 million, and was valued using probability-weighted cash flows, which is based on the use of Level 3 fair value measurement inputs.

(3) The Company’s interest rate swaps are considered over-the-counter derivatives and fair value is estimated based on the present value of future cash flows using a model-derived valuation that uses Level 2 observable inputs such as interest rate yield curves. See Note 9 to the condensed consolidated financial statements for further discussion on the Company’s derivative instruments designated as cash flow hedges.
The fair value of the Company's cash and cash equivalents, which are Level 1 inputs, approximated its carrying values at June 30, 2020 and March 31, 2020. The fair value of the Company's debt instruments approximated its carrying value at June 30, 2020 and March 31, 2020. The fair value of debt is determined using quoted prices or other market information obtained from recent trading activity of each debt tranche in markets that are not active (Level 2 inputs). The fair value is corroborated by prices derived from the interest rate spreads of recently completed leveraged loan transactions of a similar credit profile, industry, and terms to that of the Company. The fair value of the Senior Notes is determined using quoted prices or other market information obtained from recent trading activity in the high-yield bond market (Level 2 inputs).
17. RELATED-PARTY TRANSACTIONS
Two of our directors currently serve on the board of directors of a subcontractor to which the Company subcontracted $23.3 million and $24.2 million of services for the three months ended June 30, 2020 and 2019, respectively.

18. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Third-Party Guarantees
As of June 30, 2020 and March 31, 2020, the Company was contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that totaled $9.6 million and $9.7 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At both June 30, 2020 and March 31, 2020, approximately $0.9 million of these instruments reduced the available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $20.0 million facility, originally established in fiscal 2015 and most recently increased to $20.0 million in the first quarter of fiscal 2021, of which $11.3 million and $6.2 million were available to the Company at June 30, 2020 and March 31, 2020, respectively.

Government Contracting Matters - Provision for Claimed Indirect Costs
For both the three months ended June 30, 2020 and 2019, approximately 97% of the Company's revenue was generated from contracts where the end user was an agency or department of the U.S. government, including contracts where the Company performed either as a prime contractor or subcontractor, and regardless of the geographic location in which the work was performed. U.S. government contracts and subcontracts are subject to extensive legal and regulatory requirements. From time to time and in the ordinary course of business, agencies of the U.S. government audit our claimed indirect costs and conduct inquiries and investigations of our business practices with respect to government contracts to determine whether the Company’s operations are conducted in accordance with these requirements and the terms of the relevant contracts. U.S. government agencies, including the Defense Contract Audit Agency (DCAA), routinely audit our claimed indirect costs for compliance with the Cost Accounting Standards and the Federal Acquisition Regulation. These agencies also conduct reviews and investigations and make inquiries regarding our accounting and other systems in connection with our performance and business practices with respect to our government contracts and subcontracts. U.S. government audits, inquiries, or investigations of the Company, whether related to the Company's U.S. government contracts or subcontracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including withholding of payments, suspension of payments, repayments, fines, or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting. Management believes it has recorded the appropriate provision for claimed indirect costs for any audit, inquiry, or investigation of which it is aware that may be subject to any reductions and/or penalties. As of June 30, 2020 and March 31, 2020, the Company had recorded liabilities of approximately $232.5 million and $224.6 million, respectively, for estimated adjustments to claimed indirect costs based on its historical DCAA audit results, including the final resolution of such audits with the Defense Contract Management Agency, for claimed indirect costs incurred subsequent to fiscal 2011, and for contracts not yet closed that are subject to audit and final resolution.
Litigation
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government, which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of June 30, 2020 and March 31, 2020, there were no material amounts accrued in the condensed consolidated financial statements related to these proceedings.
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
On November 13, 2017, a Verified Shareholder Derivative Complaint was filed in the United States District Court for the District of Delaware styled Celine Thum v. Rozanski et al., C.A. No. 17-cv-01638, naming the Company as a nominal defendant and numerous current and former officers and directors as defendants. The complaint asserts claims for breach of fiduciary duties, unjust enrichment, waste of corporate assets, abuse of control, gross mismanagement, and violations of Sections 14(a), 10(b) and 20(a) of the Exchange Act, purportedly relating to matters that are the subject of the DOJ investigation described above. The parties have stipulated to a stay of the proceedings pending the outcome of the securities litigation (described above), which the court so ordered on January 24, 2018. On December 12, 2019, the court ordered that the stay remain in effect and ordered the parties to submit periodic status reports. On May 27, 2020, the parties submitted status reports stating that plaintiff believes the stay should remain in effect and defendants do not object to the stay remaining in effect. At this stage of the lawsuit, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with the lawsuit.

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
The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources, and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed with the Securities and Exchange Commission on May 26, 2020, or Annual Report, and under Part II, “Item 1A. Risk Factors,” and “— Special Note Regarding Forward Looking Statements” of this Quarterly Report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Our fiscal year ends March 31 and, unless otherwise noted, references to years or fiscal are for fiscal years ended March 31. See “—Results of Operations.”
Overview
We are a leading provider of management and technology consulting, analytics, engineering, digital solutions, mission operations, and cyber services to U.S. and international governments, major corporations, and not-for-profit organizations. Our ability to deliver value to our clients has always been, and continues to be, a product of the strong character, expertise and tremendous passion of our people. Our approximately 27,400 employees work to solve hard problems by making clients' missions their own, combining decades of consulting and domain expertise with functional expertise in areas such as analytics, digital solutions, engineering, and cyber, all fostered by a culture of innovation that extends to all reaches of the company.

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

Financial and Other Highlights
During the first quarter of fiscal 2021, the Company generated year over year revenue growth, delivered improved earnings over the prior year period, and increased client staff headcount.
Revenue increased 7.2% from the three months ended June 30, 2019 to the three months ended June 30, 2020 primarily driven by sustained strength in client demand and headcount growth to meet that demand. Revenue growth this quarter was also impacted by lower-than-typical billable expenses, primarily due to the COVID-19 outbreak.
Operating income increased 7.2% to $191.9 million in the three months ended June 30, 2020 from $179.0 million in the three months ended June 30, 2019, while operating margin remained flat at 9.8%. The increase in the current quarter operating income was primarily driven by the same factors as growth in revenue as well as strong contract level performance and effective cost management, all of which were partially offset by the inability to recognize revenue on, or bill for, fee on certain contracts involving a ready workforce of approximately $12.0 million. The Company also incurred incremental legal costs during the three months ended June 30, 2020 in response to the U.S. Department of Justice investigation and matters which purport to relate to the investigation, a portion of which was offset by the receipt of insurance reimbursements. We expect to incur additional costs in the future. Based on the information currently available, the Company is not able to reasonably estimate the expected long-term incremental legal costs or amounts that may be reimbursed associated with this investigation and these related matters.
We are monitoring the evolving situation related to the COVID-19 outbreak and we continue to work with our stakeholders to assess further possible implications to our business and to take actions in an effort to mitigate adverse consequences. To protect employee health and safety while COVID-19 remains a threat, we plan to continue to deliver a majority of our services to clients via telework for the foreseeable future. In cases where telework options or effectiveness are limited, we are working closely with clients to achieve safe return plans guided by federal, state and local policies and advice from other experts. We are also working closely with our clients, where classified work is concentrated, to retain continuity of service and ensure a ready workforce. We expect to continue to be impacted by the inability of certain employees to perform their contract requirements at their designated work locations due to facility closures or restrictions as a result of COVID-19 and cannot perform such work remotely. While the CARES Act contains a provision that allows federal contractors to seek specified reimbursement for certain employees who are unable to perform their contract requirements due to government restrictions and we have been reimbursed for certain of these costs, such provision does not require the government to reimburse a contractor and reimbursements are also subject to limitations and do not extend past September 30, 2020. As a result, we believe that some of our costs incurred prior to the passage of the CARES Act for certain employees who are unable to perform their contract requirements due to government restrictions will not be reimbursed and we currently expect that going forward approximately $2 million to $4 million per month for the fee on certain contracts involving a ready workforce may not be reimbursed or may exceed reimbursements in the near term. Through June 30, 2020, we have withheld recognition of revenue associated with these amounts at risk of not being reimbursed. Although we cannot currently predict the overall impact of the COVID-19 outbreak, the longer the duration of the event, the more likely it is that it could have an adverse effect on our business, financial position, results of operations and/or cash flows.

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

•
"Adjusted Net Income" represents net income before: (i) supplemental employee benefits due to the COVID-19 outbreak, (ii) release of income tax reserves, and (iii) amortization or write-off of debt issuance costs and write-off of original issue discount, in each case net of the tax effect where appropriate calculated using an assumed effective tax rate. We prepare Adjusted Net Income to eliminate the impact of items, net of tax, we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature.

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

	Three Months Ended June 30,
(In thousands, except share and per share data)	2020	2019
	(Unaudited)
Revenue, Excluding Billable Expenses
Revenue	$1,956,453	$1,825,176
Billable expenses	549,077	551,175
Revenue, Excluding Billable Expenses	$1,407,376	$1,274,001
Adjusted Operating Income
Operating Income	$191,887	$179,046
COVID-19 supplemental employee benefits (a)	342	—
Adjusted Operating Income	$192,229	$179,046
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue & Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses
Net income	$129,329	$117,386
Income tax expense	41,487	38,444
Interest and other, net (b)	21,071	23,216
Depreciation and amortization	20,732	20,021
EBITDA	212,619	199,067
COVID-19 supplemental employee benefits (a)	342	—
Adjusted EBITDA	$212,961	$199,067
Adjusted EBITDA Margin on Revenue	10.9%	10.9%
Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses	15.1%	15.6%
Adjusted Net Income
Net income	$129,329	$117,386
COVID-19 supplemental employee benefits (a)	342	—
Release of income tax reserves (c)	(29)	—
Amortization or write-off of debt issuance costs and write-off of original issue discount	454	457
Adjustments for tax effect (d)	(199)	(119)
Adjusted Net Income	$129,897	$117,724
Adjusted Diluted Earnings Per Share
Weighted-average number of diluted shares outstanding	139,172,454	141,129,301
Adjusted Net Income Per Diluted Share (e)	$0.93	$0.83
Free Cash Flow
Net cash provided by operating activities	$140,418	$50,983
Less: Purchases of property, equipment and software	(20,058)	(27,336)
Free Cash Flow	$120,360	$23,647

(a)	Represents the supplemental contribution to employees' dependent care FSA accounts in response to the COVID-19 outbreak.

(b)	Reflects the combination of Interest expense and Other (expense) income, net from the condensed consolidated statement of operations.

(c)	Release of pre-acquisition income tax reserves assumed by the Company in connection with the Carlyle Acquisition.

(d)
Reflects the tax effect of adjustments at an assumed effective tax rate of 26%, which approximates the blended federal and state tax rates, and consistently excludes the impact of other tax credits and incentive benefits realized.

(e)
Excludes adjustments of approximately $0.6 million of net earnings for both the three months ended June 30, 2020 and 2019, associated with the application of the two-class method for computing diluted earnings per share.

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
The table below presents the percentage of total revenue for each type of contract:

	Three Months Ended June 30,
	2020	2019
Cost-reimbursable	56%	56%
Time-and-materials	26%	23%
Fixed-price	18%	21%

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
Our People
Revenue from our contracts is derived from services delivered by consulting staff and, to a lesser extent, from our subcontractors. Our ability to hire, retain, and deploy talent with skills appropriately aligned with client needs is critical to our ability to grow our revenue. We continuously evaluate whether our talent base is properly sized and appropriately compensated, and contains an optimal mix of skills to be cost competitive and meet the rapidly evolving needs of our clients. We seek to achieve that result through recruitment and management of capacity and compensation. As of June 30, 2020 and 2019, we employed approximately 27,400 and 26,400 people, respectively, of which approximately 24,500 and 23,600, respectively, were consulting staff.
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
The following table summarizes the value of our contract backlog at the respective dates presented:

	As of June 30,
	2020	2019
	(In millions)
Backlog:
Funded	$3,437	$3,195
Unfunded	4,734	4,351
Priced options	14,846	12,309
Total backlog	$23,017	$19,855
Our total backlog consists of remaining performance obligations, certain orders under contracts for which the period of performance has expired, and unexercised option period and other unexercised optional orders. As of both June 30, 2020 and March 31, 2020, the Company had $6.3 billion of remaining performance obligations and we expect to recognize more than half of the remaining performance obligations at June 30, 2020 as revenue over the next 12 months, and approximately three quarters over the next 24 months. The remainder is expected to be recognized thereafter. However, given the uncertainties discussed below, as well as the risks described in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all. Our backlog includes orders under contracts that in some cases extend for several years. The U.S. Congress generally appropriates funds for our clients on a yearly basis, even though their contracts with us may call for performance that is expected to take a number of years to complete. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until the U.S. Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.
We view growth in total backlog and consulting staff headcount as the two key measures of our potential business growth. Growing and deploying consulting staff is the primary means by which we are able to achieve profitable revenue growth. To the extent that we are able to hire additional consulting staff and deploy them against funded backlog, we generally recognize increased revenue. Total backlog increased by 15.9% from June 30, 2019 to June 30, 2020. Additions to funded backlog during the twelve months ended June 30, 2020 totaled $7.8 billion in comparison to $7.3 billion for the comparable period, as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options. We report internally on our backlog on a monthly basis and review backlog upon occurrence of certain events to determine if any adjustments are necessary.
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
In addition, contract backlog includes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the funded backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a predetermined expiration date such as the end of the U.S. government's fiscal year. The revenue value of orders included in contract backlog that has not been recognized as revenue due to period of performance expirations has not exceeded approximately 5.2% of total backlog as of June 30, 2020 and any of the four preceding fiscal quarters.
We expect to recognize revenue from a substantial portion of funded backlog as of June 30, 2020 within the next twelve months. However, given the uncertainties discussed above, as well as the risks described in Part I, Item 1A, of our Annual Report on Form 10-K , we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all.
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
Critical Accounting Estimates and Policies
Our critical accounting estimates and policies are disclosed in the Critical Accounting Estimates and Policies section in Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended March 31, 2020. There were no other material changes to our critical accounting policies, estimates or judgments that occurred in the quarterly period covered by this report.
Recent Accounting Pronouncements
See Note 2 to our accompanying condensed consolidated financial statements for information related to our adoption of new accounting standards and for information on our anticipated adoption of recently issued accounting standards.
Results of Operations
The following table sets forth items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,		Percent
	2020	2019	Change
	(Unaudited)	(Unaudited)
	(In thousands)
Revenue	$1,956,453	$1,825,176	7.2%
Operating costs and expenses:
Cost of revenue	948,902	840,654	12.9%
Billable expenses	549,077	551,175	(0.4)%
General and administrative expenses	245,855	234,280	4.9%
Depreciation and amortization	20,732	20,021	3.6%
Total operating costs and expenses	1,764,566	1,646,130	7.2%
Operating income	191,887	179,046	7.2%
Interest expense	(20,235)	(25,187)	(19.7)%
Other (expense) income, net	(836)	1,971	NM
Income before income taxes	170,816	155,830	9.6%
Income tax expense	41,487	38,444	7.9%
Net income	$129,329	$117,386	10.2%
NM - Not meaningful.
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Revenue
Revenue increased to $1,956.5 million from $1,825.2 million, or a 7.2% increase, primarily driven by sustained strength in client demand and headcount growth to meet that demand. Revenue growth this quarter was also impacted by lower-than-typical billable expenses, primarily due to the COVID-19 outbreak. Total headcount as of June 30, 2020 increased approximately 1,000 as compared to June 30, 2019.
Cost of Revenue
Cost of revenue increased to $948.9 million from $840.7 million, or a 12.9% increase. The increase was primarily due to increases in salaries and salary-related benefits of $78.4 million primarily driven by increased headcount and annual base salary increases. Cost of revenue as a percentage of revenue was 48.5% and 46.1% for the three months ended June 30, 2020 and 2019, respectively.

Billable Expenses
Billable expenses decreased to $549.1 million from $551.2 million, or a 0.4% decrease, primarily attributable to the impact of COVID-19 which drove volatility in the timing and magnitude of billable expenses primarily associated with other direct expenses incurred on behalf of our clients. Billable expenses as a percentage of revenue were 28.1% and 30.2% for the three months ended June 30, 2020 and 2019, respectively.
General and Administrative Expenses
General and administrative expenses increased to $245.9 million from $234.3 million, or a 4.9% increase, primarily due to increases in salaries and salary-related benefits of $7.9 million, driven by an increase in headcount growth as well as annual base salary increases and an increase in other business expenses and professional fees of $2.2 million. General and administrative expenses as a percentage of revenue were 12.6% and 12.8% for the three months ended June 30, 2020 and 2019, respectively.
Depreciation and Amortization
Depreciation and amortization increased to $20.7 million from $20.0 million, or a 3.6% increase, primarily due to increases in depreciation expense resulting from the effects of higher capital expenditures in fiscal 2020.
Interest Expense
Interest expense decreased to $20.2 million from $25.2 million, or a 19.7% decrease, primarily due to a decrease in 1 Month LIBOR, the benchmark interest rate under our Secured Credit Facility, and a reduction in expense of $2.0 million as a result of the repayment of the remaining Deferred Payment Obligation balance in December 2019.
Income Tax Expense
Income tax expense increased to $41.5 million from $38.4 million, primarily due to an increase in pre-tax income as compared to the prior year period. The effective tax rate decreased to 24.3% for the three months ended June 30, 2020 from 24.7% for the three months ended June 30, 2019.

Liquidity and Capital Resources
The following table presents selected financial information as of June 30, 2020 and March 31, 2020 and for the first three months of fiscal 2021 and 2020:

	June 30, 2020	March 31, 2020
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$620,612	$741,901
Total debt	2,067,193	2,185,844

	Three Months Ended June 30,
	2020	2019
	(Unaudited)	(Unaudited)
	(In thousands)
Net cash provided by operating activities	$140,418	$50,983
Net cash used in investing activities	(20,058)	(27,336)
Net cash provided by (used in) financing activities	(241,649)	341,463
Total increase (decrease) in cash and cash equivalents	$(121,289)	$365,110
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
Our ability to fund our operating needs depends, in part, on our ability to continue to generate positive cash flows from operations or, if necessary, raise cash in the capital markets. In addition, from time to time we evaluate, and we currently are evaluating, conditions to opportunistically access the financing markets to secure additional debt capital resources and improve the terms of our indebtedness, including an extension of our maturity or improvements to the covenants and other provisions governing our outstanding indebtedness.
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
Operating Cash Flow
Net cash provided by operations is primarily affected by the overall profitability of our contracts, our ability to invoice and collect cash from clients in a timely manner, our ability to manage our vendor payments and the timing of cash paid for income taxes. Continued uncertainty in global economic conditions may also affect our business as customers and suppliers may decide to downsize, defer, or cancel contracts, which could negatively affect the operating cash flows. Net cash provided by operations was $140.4 million in the three months ended June 30, 2020 compared to $51.0 million in the prior year period, or a 175.4% increase. The increase in operating cash flows was primarily due to effective working capital management driven by strong cash collections of our revenue and effective management of vendor payables. Net income growth, including lower interest expense, also contributed to the increase in operating cash.
Investing Cash Flow
Net cash used in investing activities was $20.1 million in the three months ended June 30, 2020 compared to $27.3 million in the prior year period, or a 26.6% decrease. The decrease in net cash used in investing activities was due to a decrease in capital expenditures over the prior period, reflecting a shift away from facilities investment towards technology and tools needed to support the virtual work environment. Additionally, we continue to modernize our corporate information technology infrastructure, including to prepare for the implementation of a new financial management system.
Financing Cash Flow
Net cash used in financing activities was $241.6 million in the three months ended June 30, 2020 compared to $341.5 million in net cash provided by financing activities in the prior year period. The increase in net cash used in financing activities was primarily due to the following:

•	$400.0 million draw on our Delayed Draw Facility in the prior period, with no such draw in the current period.

•	$100.0 million payment of our outstanding Revolving Credit Facility in the current period, with no such payment in the prior period.

•	$73.7 million increase in share repurchases compared to the prior period.
Dividends and Share Repurchases
On July 29, 2020, the Company announced a regular quarterly cash dividend in the amount of $0.31 per share. The quarterly dividend is payable on August 14, 2020 to stockholders of record on August 28, 2020.
During the first quarter of fiscal 2021, a quarterly dividend of $0.31 per share was declared and paid totaling $43.8 million. During the first quarter of fiscal 2020, a quarterly dividend of $0.23 per share was declared and paid totaling $32.4 million.
On December 12, 2011, the Board of Directors approved a $30.0 million share repurchase program, which was further increased by the Board of Directors on (i) January 27, 2015 to $180.0 million, (ii) January 25, 2017 to $410.0 million, (iii) November 2, 2017 to $610.0 million, (iv) May 24, 2018 to $910.0 million, and (v) May 23, 2019 to $1,310.0 million. The Company may repurchase shares pursuant to the program by means of open market repurchases, directly negotiated repurchases or through agents acting pursuant to negotiated repurchase agreements. During the first quarter of fiscal 2021, the Company purchased 0.9 million shares of the Company's Class A Common Stock for an aggregate of $66.4 million. As of June 30, 2020, the Company had $418.5 million remaining under the repurchase program.
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
As of June 30, 2020, the Credit Agreement provided Booz Allen Hamilton with a $1,345.2 million Term Loan A, a $387.1 million Term Loan B, and $500.0 million in New Revolving Commitments with a sub-limit for letters of credit of $100.0 million. As of June 30, 2020, the maturity date of Term Loan A and the termination date for the Revolving Credit Facility was July 23, 2023 and the maturity date of Term Loan B was November 26, 2026. Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement are secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement and related documentation. Subject to specified conditions, without the consent of the then-existing lenders (but subject to the receipt of commitments), the Term Loans or the Revolving Credit Facility may be expanded (or a new term loan facility or revolving credit facility added to the existing facilities) by up to (i) the greater of (x) $627 million and (y) 100% of consolidated EBITDA of Booz Allen Hamilton, as of the end of the most recently ended four quarter period for which financial statements have been delivered pursuant to the Credit Agreement plus (ii) the aggregate principal amount under which pro forma consolidated net secured leverage remains less than or equal to 3.50:1.00.
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
Booz Allen Hamilton occasionally borrows under the Revolving Credit Facility in anticipation of cash demands. During the first quarters of fiscal 2021 and 2020, Booz Allen Hamilton accessed no amounts of its $500.0 million Revolving Credit Facility. As of March 31, 2020, $100.0 million was outstanding on the Revolving Credit Facility which was repaid in June 2020. As of June 30, 2020, no amounts were outstanding on the Revolving Credit Facility.
The Credit Agreement requires quarterly principal payments of 1.25% of the stated principal amount of Term Loan A until maturity and quarterly principal payments of 0.25% of the stated principal amount of Term Loan B until maturity.
Booz Allen Hamilton also has agreed to pay customary letter of credit and agency fees. As of June 30, 2020 and March 31, 2020, Booz Allen Hamilton was contingently liable under open standby letters of credit and bank guarantees issued by its banks in favor of third parties that totaled $9.6 million and $9.7 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. For both June 30, 2020 and March 31, 2020, approximately $0.9 million, of these instruments reduced the available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $20.0 million facility of which $11.3 million and $6.2 million, respectively, was available to Booz Allen Hamilton at June 30, 2020 and March 31, 2020. As of June 30, 2020, Booz Allen Hamilton had $499.0 million of capacity available for additional borrowings under the Revolving Credit Facility.
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants include limitations on the following, in each case subject to certain exceptions: (i) indebtedness and liens; (ii) mergers, consolidations or amalgamations, liquidations, wind-ups or dissolutions, and disposition of all or substantially all assets; (iii) dispositions of property; (iv) restricted payments; (v) investments; (vi) transactions with affiliates; (vii) change in fiscal periods; (viii) negative pledges; (ix) restrictive agreements; (x) line of business; and (xi) speculative hedging. The events of default include the following, in each case subject to certain exceptions: (a) failure to make required payments under the Secured Credit Facility; (b) material breaches of representations or warranties under the Secured Credit Facility; (c) failure to observe covenants or agreements under the Secured Credit Facility; (d) failure to pay or default under certain other material indebtedness; (e) bankruptcy or insolvency; (f) certain Employee Retirement Income Security Act, or ERISA events; (g) certain material judgments; (h) actual or asserted invalidity of the Guarantee and Collateral Agreements or the other security documents or failure of the guarantees or perfected liens thereunder; and (i) a change of control. Booz Allen Hamilton is required to meet certain financial covenants at each quarter end, namely Consolidated Net Total Leverage and Consolidated Net Interest Coverage Ratios. As of June 30, 2020 and March 31, 2020, we were compliant with these covenants.
For the three months ended June 30, 2020 and 2019, interest payments of $6.9 million and $13.3 million were made for Term Loan A and $2.2 million and $4.4 million were made for Term Loan B, respectively.
Senior Notes
On April 25, 2017, Booz Allen Hamilton issued $350 million aggregate principal amount of its 5.125% Senior Notes due 2025 (the "Senior Notes") under an Indenture, dated as of April 25, 2017, among Booz Allen Hamilton, certain subsidiaries of Booz Allen Hamilton, as guarantors (the “Subsidiary Guarantors”), and Wilmington Trust, National Association, as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of April 25, 2017, among Booz Allen Hamilton, the Subsidiary Guarantors and the Trustee. A portion of the proceeds was used to repay all outstanding loans under the Revolving Credit Facility. For both the three months ended June 30, 2020 and 2019, Booz Allen Hamilton made interest payments of $9.0 million for the Senior Notes.
Borrowings under the Term Loans and, if used, the Revolving Credit Facility, incur interest at a variable rate. In accordance with Booz Allen Hamilton's risk management strategy, between April 6, 2017 and April 4, 2019, Booz Allen Hamilton executed a series of interest rate swaps. As of June 30, 2020, Booz Allen Hamilton had interest rate swaps with an aggregate notional amount of $1 billion. These instruments hedge the variability of cash outflows for interest payments on the floating portion of the Company's debt. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense (See Note 9 to our condensed consolidated financial statements).
Capital Structure and Resources
Our stockholders’ equity amounted to $882.5 million as of June 30, 2020, an increase of $26.1 million compared to stockholders’ equity of $856.4 million as of March 31, 2020. The increase was primarily due to net income of $129.3 million for the three months ended June 30, 2020, stock-based compensation expense of $10.8 million, and issuance of common stock of $4.4 million, partially offset by $43.8 million in quarterly dividend payments and $75.5 million in treasury stock resulting from the repurchase of shares of our Class A Common Stock during the three months ended June 30, 2020.
Off-Balance Sheet Arrangements
As of June 30, 2020, we did not have any material off-balance sheet arrangements.
Capital Expenditures
Since we do not own any of our facilities, our capital expenditure requirements primarily relate to the purchase of computers, management systems, furniture, and leasehold improvements to support our operations. Direct facility and equipment costs billed to clients are not treated as capital expenses. Our capital expenditures for the three months ended June 30, 2020 and 2019 were $20.1 million and $27.3 million, respectively. The decrease in capital expenditures reflects a shift away from facilities investment towards technology and tools needed to support the virtual work environment. Additionally, we continue to modernize our corporate information technology infrastructure, including to prepare for the implementation of a new financial management system. We expect capital expenditures to decrease in the near term and overall in fiscal 2021 as compared to fiscal 2020. Given the uncertainty surrounding the COVID-19 outbreak, we may adjust our capital expenditures in fiscal 2021 to support our business operations as we further develop our long term strategy on a safe return to work.
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
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the information disclosed in the Quantitative and Qualitative Disclosures About Market Risk section in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed with the Securities and Exchange Commission on May 26, 2020.
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
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of June 30, 2020 and March 31, 2020, there were no material amounts accrued in the condensed consolidated financial statements related to these proceedings.
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
On November 13, 2017, a Verified Shareholder Derivative Complaint was filed in the United States District Court for the District of Delaware styled Celine Thum v. Rozanski et al., C.A. No. 17-cv-01638, naming the Company as a nominal defendant and numerous current and former officers and directors as defendants. The complaint asserts claims for breach of fiduciary duties, unjust enrichment, waste of corporate assets, abuse of control, gross mismanagement, and violations of Sections 14(a), 10(b) and 20(a) of the Exchange Act, purportedly relating to matters that are the subject of the DOJ investigation described above. The parties have stipulated to a stay of the proceedings pending the outcome of the securities litigation (described above), which the court so ordered on January 24, 2018. On December 12, 2019, the court ordered that the stay remain in effect and ordered the parties to submit periodic status reports. On May 27, 2020, the parties submitted status reports stating that plaintiff believes the stay should remain in effect and defendants do not object to the stay remaining in effect. At this stage of the lawsuit, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with the lawsuit.

Item 1A.	Risk Factors

There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed with the Securities and Exchange Commission on May 26, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table shows the share repurchase activity during the three months ended June 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 2020	386,417	$68.85	386,417	$458,210,579
May 2020	405,677	$72.31	405,677	$428,876,686
June 2020	131,259	$79.26	131,259	$418,473,152
Total	923,353		923,353

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

101
The following materials from Booz Allen Hamilton Holding Corporation’s Quarterly Report on Form 10-Q for the three months ended June 30, 2020 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2020 and March 31, 2020; (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2020 and 2019; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2020 and 2019; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2020 and 2019; and (v) Notes to Condensed Consolidated Financial Statements.

___________________________________

*	Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Booz Allen Hamilton Holding Corporation
Registrant

Date: July 31, 2020	By:	/s/ Lloyd W. Howell, Jr.
Lloyd W. Howell, Jr. Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)