Form 10-Q
period 2020-09-30
Booz Allen Hamilton Holding Corp
filed 2020-10-30
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
 ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of October 27, 2020
Class A Common Stock	137,900,150

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	March 31, 2020
	(Unaudited)
	(Amounts in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,275,190	$741,901
Accounts receivable, net of allowance	1,467,581	1,459,471
Prepaid expenses and other current assets	68,272	126,816
Total current assets	2,811,043	2,328,188
Property and equipment, net of accumulated depreciation	201,784	208,077
Operating lease right-of-use assets	241,523	240,122
Intangible assets, net of accumulated amortization	303,769	300,987
Goodwill	1,581,160	1,581,160
Other long-term assets	145,619	135,432
Total assets	$5,284,898	$4,793,966
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$77,865	$177,865
Accounts payable and other accrued expenses	852,885	698,011
Accrued compensation and benefits	360,547	348,775
Operating lease liabilities	52,988	49,021
Other current liabilities	57,306	54,006
Total current liabilities	1,401,591	1,327,678
Long-term debt, net of current portion	2,315,739	2,007,979
Operating lease liabilities, net of current portion	266,236	270,266
Other long-term liabilities	329,375	331,687
Total liabilities	4,312,941	3,937,610
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock, Class A — $0.01 par value — authorized, 600,000,000 shares; issued, 162,079,334 shares at September 30, 2020 and 161,333,973 shares at March 31, 2020; outstanding, 138,024,601 shares at September 30, 2020 and 138,719,921 shares at March 31, 2020	1,621	1,613
Treasury stock, at cost — 24,054,733 at September 30, 2020 and 22,614,052 shares at March 31, 2020	(1,003,650)	(898,095)
Additional paid-in capital	509,512	468,027
Retained earnings	1,508,206	1,330,812
Accumulated other comprehensive loss	(43,732)	(46,001)
Total stockholders’ equity	971,957	856,356
Total liabilities and stockholders’ equity	$5,284,898	$4,793,966
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
	(Amounts in thousands, except per share data)		(Amounts in thousands, except per share data)
Revenue	$2,019,185	$1,819,577	$3,975,638	$3,644,753
Operating costs and expenses:
Cost of revenue	942,597	843,942	1,891,499	1,684,596
Billable expenses	603,652	539,846	1,152,729	1,091,021
General and administrative expenses	244,700	244,122	490,555	478,402
Depreciation and amortization	21,015	19,632	41,747	39,653
Total operating costs and expenses	1,811,964	1,647,542	3,576,530	3,293,672
Operating income	207,221	172,035	399,108	351,081
Interest expense	(19,787)	(25,863)	(40,022)	(51,050)
Other (expense) income, net	(12,034)	2,005	(12,870)	3,976
Income before income taxes	175,400	148,177	346,216	304,007
Income tax expense	39,319	33,852	80,806	72,296
Net income	$136,081	$114,325	$265,410	$231,711
Earnings per common share (Note 4):
Basic	$0.98	$0.81	$1.91	$1.64
Diluted	$0.98	$0.80	$1.90	$1.63

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
	(Amounts in thousands)		(Amounts in thousands)
Net income	$136,081	$114,325	$265,410	$231,711
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on derivatives designated as cash flow hedges	3,664	(5,014)	2,225	(19,979)
Change in postretirement plan costs	22	16	44	50
Total other comprehensive income (loss), net of tax	3,686	(4,998)	2,269	(19,929)
Comprehensive income	$139,767	$109,327	$267,679	$211,782

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended September 30,
	2020	2019
	(Amounts in thousands)
Cash flows from operating activities
Net income	$265,410	$231,711
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,747	39,653
Noncash lease expense	26,891	27,711
Stock-based compensation expense	25,632	15,808
Amortization of debt issuance costs	2,176	2,459
Loss on debt extinguishment	13,239	—
Losses on dispositions	25	581
Changes in assets and liabilities:
Accounts receivable, net of allowance	(8,606)	9,253
Deferred income taxes and income taxes receivable / payable	51,846	(30,322)
Prepaid expenses and other current assets	(10,279)	(16,696)
Other long-term assets	(3,664)	(95)
Accrued compensation and benefits	22,788	(28,805)
Accounts payable and other accrued expenses	154,140	34,623
Other current liabilities	2,669	2,311
Operating lease liabilities	(28,355)	(24,529)
Other long-term liabilities	10,365	3,016
Net cash provided by operating activities	566,024	266,679
Cash flows from investing activities
Purchases of property, equipment, and software	(38,084)	(59,978)
Net cash used in investing activities	(38,084)	(59,978)
Cash flows from financing activities
Proceeds from issuance of common stock	9,092	7,049
Stock option exercises	6,492	3,687
Repurchases of common stock	(116,291)	(14,658)
Cash dividends paid	(86,836)	(64,848)
Debt extinguishment costs	(8,971)	—
Repayment of debt	(488,933)	(38,962)
Proceeds from debt issuance	691,496	400,000
Other financing activities	(700)	(1,413)
Net cash provided by financing activities	5,349	290,855
Net increase in cash and cash equivalents	533,289	497,556
Cash and cash equivalents––beginning of period	741,901	283,990
Cash and cash equivalents––end of period	$1,275,190	$781,546
Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$32,282	$44,965
Income taxes	$24,451	$102,151
Supplemental disclosures of non-cash investing and financing activities
Noncash financing activities	$178	$2,110
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands, except share data)	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2020	161,856,727	$1,618	(23,659,991)	$(973,601)	$486,739	$1,415,129	$(47,418)	$882,467
Issuance of common stock	81,482	2	—	—	4,667	—	—	4,669
Stock options exercised	141,125	1	—	—	3,366	—	—	3,367
Repurchase of common stock	—	—	(394,742)	(30,049)	–	—	—	(30,049)
Recognition of liability related to future restricted stock units vesting	—	—	—	—	(59)	—	—	(59)
Net income	—	—	—	—	—	136,081	—	136,081
Other comprehensive income (loss), net of tax	—	—	—	—	–	—	3,686	3,686
Dividends paid of $0.31 per share of common stock	—	—	—	—	–	(43,004)	—	(43,004)
Stock-based compensation expense	—	—	—	—	14,799	—	—	14,799
Balance at September 30, 2020	162,079,334	$1,621	(24,054,733)	$(1,003,650)	$509,512	$1,508,206	$(43,732)	$971,957

Balance at March 31, 2020	161,333,973	$1,613	(22,614,052)	$(898,095)	$468,027	$1,330,812	$(46,001)	$856,356
Topic 326 adoption impact	—	—	—	—	—	(1,180)	—	(1,180)
Issuance of common stock	443,338	5	—	—	9,087	—	—	9,092
Stock options exercised	302,023	3	—	—	6,489	—	—	6,492
Repurchase of common stock (1)	—	—	(1,440,681)	(105,555)	—	—	—	(105,555)
Recognition of liability related to future restricted stock units vesting	—	—	—	—	280	—	—	280
Net income	—	—	—	—	—	265,410	—	265,410
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	2,269	2,269
Dividends paid of $0.62 per share of common stock	—	—	—	—	—	(86,836)	—	(86,836)
Stock-based compensation expense	—	—	—	—	25,629	—	—	25,629
Balance at September 30, 2020	162,079,334	$1,621	(24,054,733)	$(1,003,650)	$509,512	$1,508,206	$(43,732)	$971,957

(1) During the six months ended September 30, 2020, the Company purchased 1.3 million shares of the Company’s Class A Common Stock in a series of open market transactions for $96.4 million. Additionally, the Company repurchased shares during the six months ended September 30, 2020 to cover the minimum statutory withholding taxes on restricted stock units that vested on various dates during the period.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) [CONTINUED]
(Amounts in thousands, except share data)	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2019	160,244,219	$1,602	(20,026,100)	$(719,736)	$413,293	$1,079,785	$(26,121)	$748,823
Issuance of common stock	88,141	1	—	—	3,670	—	—	3,671
Stock options exercised	67,997	1	—	—	1,531	—	—	1,532
Repurchase of common stock	—	—	(807)	(57)	—	—	—	(57)
Recognition of liability related to future restricted stock units vesting	—	—	—	—	(41)	—	—	(41)
Net income	—	—	—	—	—	114,325	—	114,325
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(4,998)	(4,998)
Dividends paid of $0.23 per share of common stock	—	—	—	—	—	(32,436)	—	(32,436)
Stock-based compensation expense	—	—	—	—	9,364	—	—	9,364
Balance at September 30, 2019	160,400,357	$1,604	(20,026,907)	$(719,793)	$427,817	$1,161,674	$(31,119)	$840,183

Balance at March 31, 2019	159,924,825	$1,599	(19,896,972)	$(711,450)	$401,596	$994,811	$(11,190)	$675,366
Issuance of common stock	246,233	3	—	—	7,046	—	—	7,049
Stock options exercised	229,299	2	—	—	3,685	—	—	3,687
Repurchase of common stock (2)	—	—	(129,935)	(8,343)	—	—	—	(8,343)
Recognition of liability related to future restricted stock units vesting	—	—	—	—	(318)	—	—	(318)
Net income	—	—	—	—	—	231,711	—	231,711
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(19,929)	(19,929)
Dividends paid of $0.46 per share of common stock	—	—	—	—	—	(64,848)	—	(64,848)
Stock-based compensation expense	—	—	—	—	15,808	—	—	15,808
Balance at September 30, 2019	160,400,357	$1,604	(20,026,907)	$(719,793)	$427,817	$1,161,674	$(31,119)	$840,183

(2) During the six months ended September 30, 2019, the Company purchased 93 thousand shares of the Company’s Class A Common Stock in a series of open market transactions for $5.9 million. Additionally, the Company repurchased shares during the six months ended September 30, 2019 to cover the minimum statutory withholding taxes on restricted stock units that vested on various dates during the period.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
1. BUSINESS OVERVIEW
Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or the Company, we, us, and our, was incorporated in Delaware in May 2008. The Company provides management and technology consulting, analytics, engineering, digital solutions, mission operations, and cyber services to U.S. and international governments, major corporations, and not-for-profit organizations. The Company reports operating results and financial data in one reportable segment. The Company is headquartered in McLean, Virginia, with approximately 27,600 employees as of September 30, 2020.
2. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, or SEC, and should be read in conjunction with the information contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2020. The interim period unaudited condensed consolidated financial statements are presented as described below. Certain information and disclosures normally required for annual financial statements have been condensed or omitted pursuant to GAAP and SEC rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation of the results of the interim period presented have been included. The Company’s fiscal year ends on March 31 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31. The results of operations for the six months ended September 30, 2020 are not necessarily indicative of results to be expected for the full fiscal year.
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

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
In December 2019, the FASB issued ASU 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance includes removal of certain exceptions to the general principles of Topic 740, and simplification in several other areas such as accounting for a franchise tax (or similar tax) that is partially based on income. The provisions of this standard are effective for years beginning after December 15, 2020, with early adoption permitted. The Company early adopted the standard effective April 1, 2020, and applied most of the relevant amendments prospectively. The Company’s adoption did not have a material impact on the condensed consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance contains optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other areas or transactions that are impacted by reference rate reform. The Company elected to adopt Topic 848 in fiscal 2020 and as of September 30, 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the Company’s ability to apply hedge accounting to our derivative financial instruments. The Company continues to evaluate the impact of the guidance and may apply other elections, as applicable and as allowed by Topic 848.
Recent Accounting Pronouncements Not Yet Adopted
Other accounting and reporting pronouncements effective after September 30, 2020 and issued through the filing date are not expected to have a material impact on the Company's condensed consolidated financial statements.
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
Contract Estimates
Many of our contracts recognize revenue under a contract cost-based input method and require an Estimate-at-Completion (EAC) process, which management uses to review and monitor the progress towards the completion of our performance obligations. Under this process, management considers various inputs and assumptions related to the EAC, including, but not limited to, progress towards completion, labor costs and productivity, material and subcontractor costs, and identified risks. Estimating the total cost at completion of performance obligations is subjective and requires management to make assumptions about future activity and cost drivers under the contract. Changes in these estimates can occur for a variety of reasons and, if significant, may impact the profitability of the Company’s contracts. Changes in estimates related to contracts accounted for under the EAC process are recognized on a cumulative catch-up basis in the period when such changes are determinable and reasonably estimable. If the estimate of contract profitability indicates an anticipated loss on a contract, the Company recognizes the total loss at the time it is identified. For each of the three and six months ended September 30, 2020 and 2019, the aggregate impact of adjustments in contract estimates was not material.
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
Revenue by Contract Type:
    We generate revenue under the following three basic types of contracts:
•Cost-Reimbursable Contracts: Cost-reimbursable contracts provide for the payment of allowable costs incurred during performance of the contract, up to a ceiling based on the amount that has been funded, plus a fixed fee or award fee.
•Time-and-Materials Contracts: Under contracts in this category, we are paid a fixed hourly rate for each direct labor hour expended, and we are reimbursed for billable material costs and billable out-of-pocket expenses inclusive of allocable indirect costs. We assume the financial risk on time-and-materials contracts because our costs of performance may exceed negotiated hourly rates.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
•Fixed-Price Contracts: Under a fixed-price contract, we agree to perform the specified work for a predetermined price. To the extent our actual direct and allocated indirect costs decrease or increase from the estimates upon which the price was negotiated, we will generate more or less profit, respectively, or could incur a loss.
The table below presents the total revenue for each type of contract:

	Three Months Ended September 30,				Six Months Ended September 30,
	2020		2019		2020		2019
Cost-reimbursable	$1,138,501	56%	$1,026,055	57%	$2,230,549	56%	$2,052,648	56%
Time-and-materials	504,663	25%	423,605	23%	1,007,209	25%	844,200	23%
Fixed-price	376,021	19%	369,917	20%	737,880	19%	747,905	21%
Total Revenue	$2,019,185	100%	$1,819,577	100%	$3,975,638	100%	$3,644,753	100%
Revenue by Customer Type:

	Three Months Ended September 30,				Six Months Ended September 30,
	2020		2019		2020		2019
U.S. government:
Defense Clients	$1,000,340	50%	$845,270	47%	$1,931,676	49%	$1,704,206	47%
Intelligence Clients	396,110	19%	405,220	22%	803,214	20%	824,287	22%
Civil Clients	570,213	28%	511,012	28%	1,128,136	28%	1,003,045	28%
Total U.S. government	1,966,663	97%	1,761,502	97%	3,863,026	97%	3,531,538	97%
Global Commercial Clients	52,522	3%	58,075	3%	112,612	3%	113,215	3%
Total Revenue	$2,019,185	100%	$1,819,577	100%	$3,975,638	100%	$3,644,753	100%
Revenue by Whether the Company Acts as a Prime Contractor or a Sub-Contractor:

	Three Months Ended September 30,				Six Months Ended September 30,
	2020		2019		2020		2019
Prime Contractor	$1,880,778	93%	$1,676,522	92%	$3,684,382	93%	$3,349,952	92%
Sub-contractor	138,407	7%	143,055	8%	291,256	7%	294,801	8%
Total Revenue	$2,019,185	100%	$1,819,577	100%	$3,975,638	100%	$3,644,753	100%
Performance Obligations
Remaining performance obligations represent the transaction price of exercised contracts for which work has not yet been performed, irrespective of whether funding has or has not been authorized and appropriated as of the date of exercise. Remaining performance obligations do not include negotiated but unexercised options or the unfunded value of expired contracts.
As of September 30, 2020 and March 31, 2020, the Company had $8.4 billion and $6.3 billion, respectively, of remaining performance obligations and we expect to recognize more than half of the remaining performance obligations at September 30, 2020 as revenue over the next 12 months, and approximately three quarters over the next 24 months. The remainder is expected to be recognized thereafter.
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
The following table summarizes the contract balances recognized on the Company’s condensed consolidated balance sheets:

	Balance Sheet line item	September 30, 2020	March 31, 2020
Contract assets:
Current	Accounts receivable, net of allowance	1,022,558	988,634
Long-term	Other long-term assets	63,294	62,600
Total		$1,085,852	$1,051,234
Contract liabilities:
Advance payments, billings in excess of costs incurred and deferred revenue	Other current liabilities	$28,840	$26,018
Changes in contract assets and contract liabilities are primarily due to the timing difference between the Company’s performance of services and payments from customers. For the three months ended September 30, 2020 and 2019, we recognized revenue of $2.5 million and $1.7 million, respectively, and for the six months ended September 30, 2020 and September 30, 2019, we recognized revenue of $22.0 million and $18.4 million, respectively, related to our contract liabilities on April 1, 2020 and 2019, respectively. To determine revenue recognized from contract liabilities during the reporting periods, the Company allocates revenue to individual contract liability balances and applies revenue recognized during the reporting periods first to the beginning balances of contract liabilities until the revenue exceeds the balances.

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
The Company currently has outstanding shares of Class A Common Stock. Unvested Class A Restricted Common Stock holders are entitled to participate in non-forfeitable dividends or other distributions. These unvested restricted shares participated in the Company's dividends declared and were paid in the first and second quarters of fiscal 2021 and 2020. As such, EPS is calculated using the two-class method whereby earnings are reduced by distributed earnings as well as any available undistributed earnings allocable to holders of unvested restricted shares. A reconciliation of the income used to compute basic and diluted EPS for the periods presented are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Earnings for basic computations (1)	$135,283	$113,725	$263,951	$230,492
Weighted-average common shares outstanding for basic computations	137,882,906	140,245,038	138,017,120	140,125,779
Earnings for diluted computations (1)	$135,286	$113,728	$263,958	$230,499
Dilutive stock options and restricted stock	864,734	1,117,098	987,262	1,127,138
Weighted-average common shares outstanding for diluted computations	138,747,640	141,362,136	139,004,382	141,252,917
Earnings per common share
Basic	$0.98	$0.81	$1.91	$1.64
Diluted	$0.98	$0.80	$1.90	$1.63

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

(1) During the three months ended September 30, 2020 and 2019, approximately 0.8 million and 0.7 million participating securities, respectively, were paid dividends totaling $0.3 million and $0.2 million, respectively. During the six months ended September 30, 2020 and 2019, approximately 0.8 million and 0.7 million participating securities, respectively, were paid dividends totaling $0.5 million and $0.3 million, respectively. For the three months ended September 30, 2020 and 2019, there were undistributed earnings of $0.5 million and $0.4 million, respectively, allocated to the participating class of securities in both basic and diluted EPS. For the six months ended September 30, 2020 and 2019, there were undistributed earnings of $1.0 million and $0.9 million, respectively, allocated to the participating class of securities in both basic and diluted EPS. The allocated undistributed earnings and the dividends paid comprise the difference between net income presented on the condensed consolidated statements of operations and earnings for basic and diluted computations for both the three and six months ended September 30, 2020 and 2019.
The EPS calculation for the three months ended September 30, 2020 and 2019 excludes 0.3 million and 0.2 million options, respectively, as their impact was anti-dilutive. The EPS calculation for both the six months ended September 30, 2020 and 2019 excludes 0.2 million options, as their impact was anti-dilutive.
5. ACCOUNTS RECEIVABLE, NET OF ALLOWANCE
Accounts receivable, net of allowance consisted of the following:

	September 30, 2020	March 31, 2020
Current assets
Accounts receivable–billed	$449,382	$474,822
Accounts receivable–unbilled	1,022,558	988,634
Allowance for doubtful accounts	(4,359)	(3,985)
Accounts receivable, net of allowance	1,467,581	1,459,471
Other long-term assets
Accounts receivable–unbilled	63,294	62,600
Total accounts receivable, net	$1,530,875	$1,522,071
Unbilled amounts represent revenues for which billings have not been presented to customers at quarter-end or year-end. These amounts are generally billed and collected within one year subject to various conditions including, without limitation, appropriated and available funding. Long-term unbilled receivables not anticipated to be billed and collected within one year, which are primarily related to retainage, holdbacks, and long-term rate settlements to be billed at contract closeout, are included in other long-term assets in the accompanying condensed consolidated balance sheets. The Company recognized a (benefit) provision for doubtful accounts of $(0.09) million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively, and $(0.12) million and $2.4 million for the six months ended September 30, 2020 and September 30, 2019, respectively.
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

6. ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES
Accounts payable and other accrued expenses consisted of the following:

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

	September 30, 2020	March 31, 2020
Vendor payables	$452,804	$432,953
Accrued expenses	400,081	265,058
Total accounts payable and other accrued expenses	$852,885	$698,011
Accrued expenses consisted primarily of the Company’s provision for claimed indirect costs, which were approximately $237.5 million and $224.6 million as of September 30, 2020 and March 31, 2020, respectively. See Note 18 for further discussion of this provision.

7. ACCRUED COMPENSATION AND BENEFITS
Accrued compensation and benefits consisted of the following:

	September 30, 2020	March 31, 2020
Bonus	$45,024	$114,359
Retirement	75,548	41,604
Vacation	210,977	159,512
Other	28,998	33,300
Total accrued compensation and benefits	$360,547	$348,775
8. DEBT
Debt consisted of the following:

	September 30, 2020		March 31, 2020
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Term Loan A	1.65%	$1,326,752	2.49%	$1,363,739
Term Loan B	1.90%	386,157	2.74%	388,102
Revolver		—	3.75%	100,000
Senior Notes	3.88%	700,000	—%	—
2017 Senior Notes	—%	—	5.13%	350,000
Less: Unamortized debt issuance costs and discount on debt		(19,305)		(15,997)
Total		2,393,604		2,185,844
Less: Current portion of long-term debt		(77,865)		(177,865)
Long-term debt, net of current portion		$2,315,739		$2,007,979
Term Loans and Revolving Credit Facility
On November 26, 2019 (the "Amendment Effective Date"), Booz Allen Hamilton Inc. ("Booz Allen Hamilton"), Booz Allen Hamilton Investor Corporation ("Investor"), and certain wholly-owned subsidiaries of Booz Allen Hamilton, entered into the Seventh Amendment (the "Seventh Amendment") to the Credit Agreement (as amended, the "Credit Agreement"), dated as of July 31, 2012 among Booz Allen Hamilton, Investor, certain wholly-owned subsidiaries of Booz Allen Hamilton and Bank of America, N.A., as Administrative Agent and Collateral Agent and the other lenders and financial institutions from time to time party thereto (as previously amended by the First Amendment to the Credit Agreement, dated as of August 16, 2013, the Second Amendment to the Credit Agreement, dated as of May 7, 2014, the Third Amendment to the Credit Agreement, dated as of July 13, 2016, the Fourth Amendment to the Credit Agreement, dated as of February 6, 2017, the Fifth Amendment to the Credit Agreement, dated as of March 7, 2018, and the Sixth Amendment to the Credit Agreement, dated July 23, 2018). Pursuant to the Seventh Amendment, the Company reduced the applicable margin applicable to the Term Loan B ("Term Loan B" and, together with the Term Loan A, the "Term Loans") from 2.00% to 1.75% for LIBOR loans and from 1.00% to 0.75% for base rate loans and extended the maturity of the Term Loan B to November 26, 2026. The applicable margin and maturity date applicable to the Term Loan A (the "Term Loan A") remained unchanged.

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
As of September 30, 2020, the Credit Agreement provided Booz Allen Hamilton with a $1,326.8 million Term Loan A, a $386.2 million Term Loan B, and $500.0 million revolving credit facility (the "Revolving Credit Facility") with a sub-limit for letters of credit of $100.0 million (collectively, the "Secured Credit Facility"). As of September 30, 2020, the maturity date of Term Loan A and the termination date for the Revolving Credit Facility was July 23, 2023 and the maturity date of Term Loan B was November 26, 2026. Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement are secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor, and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement and related documentation. Subject to specified conditions, without the consent of the then-existing lenders (but subject to the receipt of commitments), the Term Loans or the Revolving Credit Facility may be expanded (or a new term loan facility or revolving credit facility added to the existing facilities) by up to (i) the greater of (x) $627 million and (y) 100% of consolidated EBITDA of Booz Allen Hamilton, as of the end of the most recently ended four quarter period for which financial statements have been delivered pursuant to the Credit Agreement plus (ii) the aggregate principal amount under which pro forma consolidated net secured leverage remains less than or equal to 3.50:1.00.
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
Booz Allen Hamilton occasionally borrows under the Revolving Credit Facility in anticipation of cash demands. For both the three and six months ended September 30, 2020 and 2019, Booz Allen Hamilton accessed no amounts of its $500.0 million Revolving Credit Facility. As of September 30, 2020, there was no outstanding balance on the Revolving Credit Facility. As of March 31, 2020, $100.0 million was outstanding on the Revolving Credit Facility, which was repaid in June 2020.
The Credit Agreement, as amended, requires quarterly principal payments of 1.25% of the stated principal amount of Term Loan A until maturity, and quarterly principal payments of 0.25% of the stated principal amount of Term Loan B until maturity.
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants include limitations on the following, in each case subject to certain exceptions: (i) indebtedness and liens; (ii) mergers, consolidations or amalgamations, liquidations, wind-ups or dissolutions, and disposition of all or substantially all assets; (iii) dispositions of property; (iv) restricted payments; (v) investments; (vi) transactions with affiliates; (vii) change in fiscal periods; (viii) negative pledges; (ix) restrictive agreements; (x) line of business; and (xi) speculative hedging. The events of default include the following, in each case subject to certain exceptions: (a) failure to make required payments under the Secured Credit Facility; (b) material breaches of representations or warranties under the Secured Credit Facility; (c) failure to observe covenants or agreements under the Secured Credit Facility; (d) failure to pay or default under certain other material indebtedness; (e) bankruptcy or insolvency; (f) certain Employee Retirement Income Security Act, or ERISA events; (g) certain material judgments; (h) actual or asserted invalidity of the Guarantee and Collateral Agreements or the other security documents or failure of the guarantees or perfected liens thereunder; and (i) a change of control. In addition, Booz Allen Hamilton is required to meet certain financial covenants at each quarter end, namely Consolidated Net Total Leverage and Consolidated Net Interest Coverage Ratios. As of September 30, 2020 and March 31, 2020, Booz Allen Hamilton was in compliance with all financial covenants associated with its debt and debt-like instruments.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
For the three months ended September 30, 2020 and 2019, interest payments of $5.8 million and $13.9 million were made for Term Loan A and $1.9 million and $4.4 million were made for Term Loan B, respectively. For the six months ended September 30, 2020 and 2019, interest payments of $12.7 million and $27.2 million were made for Term Loan A and $4.1 million and $8.8 million were made for Term Loan B, respectively.
Borrowings under the Term Loans, and if used, the Revolving Credit Facility, incur interest at a variable rate. In accordance with Booz Allen Hamilton’s risk management strategy, between April 6, 2017 and April 4, 2019, Booz Allen Hamilton executed a series of interest rate swaps. As of September 30, 2020, Booz Allen Hamilton had interest rate swaps with an aggregate notional amount of $1 billion. These instruments hedge the variability of cash outflows for interest payments on the term loan debts and Revolving Credit Facility. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense (See Note 9 to our condensed consolidated financial statements).
Senior Notes
On August 24, 2020, Booz Allen Hamilton issued $700.0 million aggregate principal amount of its 3.875% Senior Notes due 2028 (the “Senior Notes”) under an Indenture, dated as of August 24, 2020, among Booz Allen Hamilton, certain subsidiaries of Booz Allen Hamilton, as guarantors (the “Subsidiary Guarantors”), and Wilmington Trust, National Association as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of August 24, 2020, among Booz Allen Hamilton, the Subsidiary Guarantors and the Trustee. Each of Booz Allen Hamilton's existing and future restricted subsidiaries that guarantee its obligations under the Secured Credit Facility or certain other indebtedness guarantee the Senior Notes on a senior unsecured basis. The Senior Notes and the guarantees are Booz Allen Hamilton’s and each Subsidiary Guarantors’ senior unsecured obligations and rank equally in right of payment with all of Booz Allen Hamilton’s and the Subsidiary Guarantors’ existing and future senior indebtedness and rank senior in right of payment to any of Booz Allen Hamilton’s and the Subsidiary Guarantors’ future subordinated indebtedness.
Booz Allen Hamilton may redeem some or all of the Senior Notes at any time prior to September 1, 2023, at a price equal to 100.00% of the principal amount of the Senior Notes redeemed, plus accrued and unpaid interest, if any, to (but not including) the redemption date, plus an applicable “make-whole premium.” Booz Allen Hamilton may redeem the Senior Notes at its option, in whole at any time or in part from time to time, upon certain required notice, at any time (i) on and after September 1, 2023, at a price equal to 101.94% of the principal amount of the Senior Notes, (ii) on or after September 1, 2024, at a price equal to 100.97% of the principal amount of the Senior Notes, and (iii) on September 1, 2025 and thereafter, at a price equal to 100.00% of the principal amount of the Senior Notes, in each case, plus accrued and unpaid interest, if any, to (but not including) the applicable redemption date. In addition, at any time on or prior to September 1, 2023, Booz Allen Hamilton may redeem up to 40.00% of the original aggregate principal amount of the Senior Notes with the net cash proceeds of certain equity offerings at a redemption price equal to 103.88% of the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, to (but not including) the redemption date, provided that at least 50.00% of the original aggregate principal amount of the Senior Notes remains outstanding after each such redemption; and the redemption occurs within 180 days of the closing date of such equity offering.
Interest is payable on the Senior Notes semi-annually on March 1 and September 1 of each year, beginning on March 1, 2021, and principal is due at maturity on September 1, 2028. In connection with the issuance of the Senior Notes, the Company recognized $9.2 million of issuance costs, which were recorded as an offset against the carrying value of debt and will be amortized to interest expense over the term of the Senior Notes.
2017 Senior Notes
On April 25, 2017, Booz Allen Hamilton issued $350.0 million aggregate principal amount of its 5.125% Senior Notes due 2025 (the "2017 Senior Notes"), under an Indenture, dated as of April 25, 2017, among Booz Allen Hamilton, certain subsidiaries of Booz Allen Hamilton, as guarantors, and Wilmington Trust, National Association, as trustee, as supplemented by the First Supplemental Indenture, dated as of April 25, 2017, among Booz Allen Hamilton, certain subsidiaries of Booz Allen Hamilton, as guarantors, and Wilmington Trust, National Association, as trustee. Each of Booz Allen Hamilton's existing and future domestic restricted subsidiaries that guaranteed its obligations under the Secured Credit Facility and certain other indebtedness guaranteed the 2017 Senior Notes on a senior unsecured basis.
On August 24, 2020, Booz Allen Hamilton used a portion of the net proceeds from the sale of the Senior Notes to redeem in full $350.0 million aggregate principal amount of the outstanding 2017 Senior Notes at a redemption price of 102.563% of the principal amount thereof, plus accrued and unpaid interest thereon to (but excluding) the redemption date, and to pay all fees and expenses related to the foregoing. Booz Allen Hamilton intends to use the remaining net proceeds from the sale of the Senior Notes for working capital and other general corporate purposes.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
For the three month ended September 30, 2020, the Company recorded $13.2 million of loss on debt extinguishment in other (expense) income, net on the Condensed Consolidated Statements of Operations, including $9.0 million of the premium paid at redemption, and write-off of the unamortized debt issuance cost of the 2017 Senior Notes.
Interest on debt and debt-like instruments consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Term Loan A Interest Expense	$5,722	$13,584	$12,640	$27,034
Term Loan B Interest Expense	1,894	4,232	4,108	8,652
Interest on Revolving Credit Facility	—	—	799	—
Senior Notes Interest Expense	5,505	4,298	9,989	8,969
Deferred Payment Obligation Interest (1)	—	2,011	—	4,022
Amortization of Debt Issuance Cost (DIC) and Original Issue Discount (OID) (2)	1,106	1,425	2,176	2,459
Interest Swap Expense	5,364	46	9,805	(477)
Other	196	267	505	391
Total Interest Expense	$19,787	$25,863	$40,022	$51,050
(1) Interest payments on the deferred payment obligation were made twice a year in January and July. The final payment was made on December 18, 2019.
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

9. DERIVATIVES
The Company utilizes derivative financial instruments to manage interest rate risk related to its variable rate debt. The Company’s objectives in using these interest rate derivatives, which were designated as cash flow hedges, are to manage its exposure to interest rate movements and reduce volatility of interest expense. The aggregate notional amount of all interest rate swap agreements was $1.0 billion as of September 30, 2020. The swaps have staggered maturities, ranging from June 30, 2021 to June 30, 2025. These swaps mature within the last tranche of the Company's floating rate debt (November 26, 2026).
The floating-to-fixed interest rate swaps involve the exchange of variable interest amounts from a counterparty for the Company making fixed-rate interest payments over the life of the agreements without exchange of the underlying notional amount and effectively convert a portion of the variable rate debt into fixed interest rate debt.
Derivative instruments are recorded in the condensed consolidated balance sheet on a gross basis at estimated fair value. As of September 30, 2020, $19.8 million and $33.8 million were classified as other current liabilities and other long-term liabilities, respectively, on the condensed consolidated balance sheet. As of March 31, 2020, $18.8 million and $37.8 million were classified as other current liabilities, and other long-term liabilities, respectively, on the condensed consolidated balance sheet.
For interest rate swaps designated as cash flow hedges, the changes in the fair value of derivatives is recorded in Accumulated Other Comprehensive Loss, or AOCL, net of taxes, and is subsequently reclassified into interest expense in the period that the hedged forecasted interest payments are made on the Company's variable-rate debt. The effect of derivative instruments on the accompanying condensed consolidated financial statements for the three and six months ended September 30, 2020 and 2019 is as follows:

		Three Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	Location of Gain or Loss Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in AOCL on Derivatives		Amount of Gain or (Loss) Reclassified from AOCL into Income		Interest Expense on Condensed Consolidated Statements of Operations
		2020	2019	2020	2019	2020	2019
Interest rate swaps	Interest expense	$(408)	$(6,837)	$(5,364)	$(46)	$(19,787)	$(25,863)

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

		Six Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	Location of Gain or Loss Recognized in Income on Derivatives	Amount of (Loss) or Gain Recognized in AOCL on Derivatives		Amount of (Loss) or Gain Reclassified from AOCL into Income		Interest Expense on Condensed Consolidated Statements of Operations
		2020	2019	2020	2019	2020	2019
Interest rate swaps	Interest expense	$(6,795)	$(26,585)	$(9,805)	$477	$(40,022)	$(51,050)

Over the next 12 months, the Company estimates that $20.0 million will be reclassified as an increase to interest expense. Cash flows associated with periodic settlements of interest rate swaps will be classified as operating activities in the condensed consolidated statement of cash flows.
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

10. LEASES
The Company’s total lease cost is recorded primarily within general and administrative expenses on the condensed consolidated statement of operations and consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$17,214	$17,760	$34,341	$35,720
Short-term lease cost	1,426	2,333	3,027	4,750
Variable lease cost	3,281	3,016	6,815	5,578
Total operating lease costs	$21,921	$23,109	$44,183	$46,048

Future minimum operating lease payments for noncancelable operating leases as of September 30, 2020 are as follows:

Fiscal Year Ending	Operating Lease Payments
Remainder of 2021	$30,050
2022	70,358
2023	67,896
2024	56,728
2025	52,177
Thereafter	92,226
Total future lease payments	369,435
Less: imputed interest	(50,211)
Total lease liabilities	$319,224

Supplemental cash flow information related to leases was as follows:

	Six Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$35,594	$32,472
Operating lease liabilities arising from obtaining ROU assets (1)	28,292	9,681

(1) Includes all noncash increases and decreases arising from new or remeasured operating lease arrangements

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Other information related to leases was as follows:

September 30, 2020
Weighted average remaining lease term (in years)	5.71
Weighted average discount rate	4.75%

11. INCOME TAXES
The Company’s effective income tax rates were 22.4% and 22.8% for the three months ended September 30, 2020 and 2019, respectively, and 23.3% and 23.8% for the six months ended September 30, 2020 and 2019, respectively. The effective tax rates of 22.4% and 23.3% for the three and six months ended September 30, 2020 differ from the federal statutory rate of 21.0% primarily due to the inclusion of state and foreign income taxes and permanent rate differences, which are predominantly related to certain executive compensation, partially offset by research and development tax credits and excess tax benefits for employee share-based compensation.
The Company is currently contesting tax assessments from the District of Columbia Office of Tax and Revenue for fiscal years 2013 through 2015 at various stages of applicable administrative and judicial processes, with a combined amount at issue of approximately $11.7 million, net of associated federal tax benefits as of September 30, 2020. The Company has taken similar tax positions with respect to subsequent fiscal years, net of expiring statute of limitations, totaling in aggregate $32.5 million. As of September 30, 2020, the Company does not maintain reserves for any uncertain tax positions related to the contested tax benefits or the similar tax positions taken in the subsequent fiscal years. Given the recoverable nature of the state tax expense, the Company does not believe that the resolution of these matters will have a material adverse effect on its results of operations, cash flows or financial condition.
The Company maintained reserves for uncertain tax positions of $65.9 million and $56.1 million as of September 30, 2020 and March 31, 2020, respectively, which are included in other long-term liabilities in the accompanying condensed consolidated balance sheets. As of September 30, 2020, the Company maintained reserves for uncertain tax positions of $54.1 million relating to research and development tax credits and $10.2 million relating to the acquisition of eGov Holdings, Inc. (d/b/a Aquilent) in the fourth quarter of fiscal 2017 for pre-acquisition period tax return uncertain tax positions.

12. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	September 30, 2020	March 31, 2020
Postretirement benefit obligations	126,502	124,375
Other (1)	202,873	207,312
Total other long-term liabilities	$329,375	$331,687

(1) Because of condensed financial statement presentation, components of other long-term liabilities at September 30, 2020 and March 31, 2020 primarily include the Company's long-term liability portion of the Company's derivative instruments, the long-term disability obligation, deferred tax liabilities and reserves for uncertain tax positions.

13. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company sponsors the Employees’ Capital Accumulation Plan, or ECAP, which is a qualified defined contribution plan that covers eligible U.S. and certain international employees. ECAP provides for distributions to participants by reason of retirement, death, disability, or termination of employment. The Company provides an annual matching contribution of up to 6% of eligible annual compensation. Total expenses recognized under ECAP were $40.2 million and $36.2 million for the three months ended September 30, 2020 and 2019, respectively, and $81.3 million and $73.1 million for the six months ended September 30, 2020 and 2019, respectively. The Company-paid contributions were $24.6 million and $22.1 million for the three months ended September 30, 2020 and 2019, respectively, and $47.8 million and $42.0 million for the six months ended September 30, 2020 and 2019, respectively.

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
The components of net postretirement medical expense for the Officer Medical Plan were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Service cost	$1,414	$1,239	$2,828	$2,478
Interest cost	1,059	1,215	2,118	2,430
Total postretirement medical expense	$2,473	$2,454	$4,946	$4,908

The service cost component of net periodic benefit cost is included in cost of revenue and general and administrative expenses, and the non-service cost components of net periodic benefit cost (interest cost and net actuarial loss) is included as part of Other (expense) income, net in the accompanying condensed consolidated statements of operations.
As of September 30, 2020 and March 31, 2020, the unfunded status of the post-retirement medical plan was $122.3 million and $119.6 million, respectively, which is included in other long-term liabilities in the accompanying condensed consolidated balance sheets.
Long-term Disability Benefits
The Company offers medical and dental benefits to inactive employees (and their eligible dependents) on long-term disability. These benefits do not vary with an employee's years of service; therefore, the Company is required to accrue the costs of the benefits at the date the inactive employee becomes disability eligible and elects to participate in the benefit. The accrued cost for such benefits is calculated using an actuarial estimate. The accrued cost for these benefits was $10.7 million at both September 30, 2020 and March 31, 2020, and is presented in other long-term liabilities in the accompanying condensed consolidated balance sheets.
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
The fair values of plan investments and obligations at September 30, 2020 and March 31, 2020 were $12.9 million and $5.9 million, respectively, and were recorded in other long-term assets and in other long-term liabilities, respectively, in the condensed consolidated balance sheets. Adjustments to the fair value of the plan investments and obligations are recorded in operating expenses.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
14. ACCUMULATED OTHER COMPREHENSIVE LOSS
All amounts recorded in other comprehensive loss are related to the Company's post-retirement plans and interest rate swaps designated as cash flow hedges. The following table shows the changes in accumulated other comprehensive loss, net of tax:

	Three Months Ended September 30, 2020			Six Months Ended September 30, 2020
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of period	$(4,105)	$(43,313)	$(47,418)	$(4,127)	$(41,874)	$(46,001)
Other comprehensive loss before reclassifications (1)	—	(301)	(301)	—	(5,023)	(5,023)
Amounts reclassified from accumulated other comprehensive loss	22	3,965	3,987	44	7,248	7,292
Net current-period other comprehensive income	22	3,664	3,686	44	2,225	2,269
End of period	$(4,083)	$(39,649)	$(43,732)	$(4,083)	$(39,649)	$(43,732)
(1) Changes in other comprehensive income (loss) before reclassification for derivatives designated as cash flow hedges are recorded net of tax benefits of $0.1 million and $1.8 million for the three and six months ended September 30, 2020, respectively.

	Three Months Ended September 30, 2019			Six Months Ended September 30, 2019
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of period	$(9,034)	$(17,087)	$(26,121)	$(9,068)	$(2,122)	$(11,190)
Other comprehensive loss before reclassifications (2)	—	(5,048)	(5,048)	—	(19,627)	(19,627)
Amounts reclassified from accumulated other comprehensive loss	16	34	50	50	(352)	(302)
Net current-period other comprehensive income (loss)	16	(5,014)	(4,998)	50	(19,979)	(19,929)
End of period	$(9,018)	$(22,101)	$(31,119)	$(9,018)	$(22,101)	$(31,119)
(2) Changes in other comprehensive loss before reclassification for derivatives designated as cash flow hedges are recorded net of tax benefits of $1.8 million and $7.0 million for the three and six months ended September 30, 2019, respectively.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
The following table presents the reclassifications out of accumulated other comprehensive loss to net income:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Amounts reclassified from accumulated other comprehensive loss:
Post-retirement plans (Note 13):
Amortization of net actuarial loss included in net periodic benefit cost	$28	$22	$57	$66
Tax (benefit) expense	(6)	(6)	(13)	(16)
Net of tax	$22	$16	$44	$50
Derivatives designated as cash flow hedges (Note 9):
Reclassification of hedge loss (gain)	$5,364	$46	$9,805	$(477)
Tax (benefit) expense	(1,399)	(12)	(2,557)	125
Net of tax	$3,965	$34	$7,248	$(352)

15. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense recognized in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$5,769	$2,538	$10,267	$4,472
General and administrative expenses	9,030	6,826	15,365	11,336
Total	$14,799	$9,364	$25,632	$15,808

The following table summarizes the total stock-based compensation expense recognized in the condensed consolidated statements of operations by the following types of equity awards;

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Equity Incentive Plan Options	$684	$722	$1,130	$1,207
Restricted Stock Awards	$14,115	8,642	24,502	14,601
Total	$14,799	$9,364	$25,632	$15,808

As of September 30, 2020, there was $65.9 million of total unrecognized compensation cost related to unvested stock-based compensation agreements. The unrecognized compensation cost as of September 30, 2020 is expected to be fully amortized over the next 4.5 years. Absent the effect of accelerating stock compensation cost for any departures of employees who may continue to vest in their equity awards, the following table summarizes the unrecognized compensation cost and the weighted-average period the cost is expected to be amortized.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

	September 30, 2020
	Unrecognized Compensation Cost	Weighted Average Remaining Period to be Recognized (in years)
Equity Incentive Plan Options	$4,972	3.79
Restricted Stock Awards	60,963	1.87
Total	$65,935
Equity Incentive Plan
As of September 30, 2020, there were 1,617,665 EIP options outstanding, of which 746,866 were unvested.
During the three months ended September 30, 2020, the Board of Directors granted 159,939 restricted stock units to certain employees of the Company and granted 20,829 shares of Class A Restricted Common Stock to members of the Board of Directors. The aggregate value of these awards was $13.8 million based on the grant date stock price, which ranged from $75.11 to $87.38.
Employee Stock Purchase Plan
For the quarterly offering period that closed on September 30, 2020, 59,214 Class A Common Stock shares were purchased by employees under the Company's Employee Stock Purchase Plan, or ESPP. Since the program's inception, 2,778,872 shares have been purchased by employees.

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
A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The financial instruments measured at fair value in the accompanying condensed consolidated balance sheets consist of the following:

	Recurring Fair Value Measurements as of September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Long-term deferred compensation plan asset (1)	12,913	—	—	12,913
Total Assets	$12,913	$—	$—	$12,913
Liabilities:
Contingent consideration liability (2)	$—	$—	$1,223	1,223
Current derivative instruments (3)	—	19,820	—	19,820
Long-term derivative instruments (3)	—	33,819	—	33,819
Long-term deferred compensation plan liability (1)	12,913	—	—	12,913
Total Liabilities	$12,913	$53,639	$1,223	$67,775

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
(2) The Company recognized a contingent consideration liability of $3.6 million in connection with its acquisition of Aquilent in fiscal 2017. As of both September 30, 2020 and March 31, 2020, the estimated fair value of the contingent consideration liability was $1.2 million, and was valued using probability-weighted cash flows, which is based on the use of Level 3 fair value measurement inputs.
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
The fair value of the Company's cash and cash equivalents, which are Level 1 inputs, approximated its carrying values at September 30, 2020 and March 31, 2020. The fair value of the Company's debt instruments approximated its carrying value at September 30, 2020 and March 31, 2020. The fair value of debt is determined using quoted prices or other market information obtained from recent trading activity of each debt tranche in markets that are not active (Level 2 inputs). The fair value is corroborated by prices derived from the interest rate spreads of recently completed leveraged loan transactions of a similar credit profile, industry, and terms to that of the Company. The fair value of the Senior Notes is determined using quoted prices or other market information obtained from recent trading activity in the high-yield bond market (Level 2 inputs).
17. RELATED-PARTY TRANSACTIONS
Two of our directors currently serve on the board of directors of a subcontractor to which the Company subcontracted $21.7 million and $15.6 million of services for the three months ended September 30, 2020 and 2019, respectively, and $45.0 million and $39.8 million for the six months ended September 30, 2020 and 2019, respectively.

18. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Third-Party Guarantees
As of September 30, 2020 and March 31, 2020, the Company was contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that totaled $11.3 million and $9.7 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At both September 30, 2020 and March 31, 2020, approximately $0.9 million of these instruments reduced the available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $20.0 million facility, originally established in fiscal 2015 and most recently increased to $20.0 million in the first quarter of fiscal 2021, of which $9.6 million and $6.2 million were available to the Company at September 30, 2020 and March 31, 2020, respectively.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Government Contracting Matters - Provision for Claimed Indirect Costs
For both the three months ended September 30, 2020 and 2019, approximately 97% of the Company's revenue was generated from contracts where the end user was an agency or department of the U.S. government, including contracts where the Company performed either as a prime contractor or subcontractor, and regardless of the geographic location in which the work was performed. For both the six months ended September 30, 2020 and 2019, approximately 97% of the Company's revenue was generated from such contracts. U.S. government contracts and subcontracts are subject to extensive legal and regulatory requirements. From time to time and in the ordinary course of business, agencies of the U.S. government audit our claimed indirect costs and conduct inquiries and investigations of our business practices with respect to government contracts to determine whether the Company’s operations are conducted in accordance with these requirements and the terms of the relevant contracts. U.S. government agencies, including the Defense Contract Audit Agency (DCAA), routinely audit our claimed indirect costs for compliance with the Cost Accounting Standards and the Federal Acquisition Regulation. These agencies also conduct reviews and investigations and make inquiries regarding our accounting and other systems in connection with our performance and business practices with respect to our government contracts and subcontracts. U.S. government audits, inquiries, or investigations of the Company, whether related to the Company's U.S. government contracts or subcontracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including withholding of payments, suspension of payments, repayments, fines, or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting. Management believes it has recorded the appropriate provision for claimed indirect costs for any audit, inquiry, or investigation of which it is aware that may be subject to any reductions and/or penalties. As of September 30, 2020 and March 31, 2020, the Company had recorded liabilities of approximately $237.5 million and $224.6 million, respectively, for estimated adjustments to claimed indirect costs based on its historical DCAA audit results, including the final resolution of such audits with the Defense Contract Management Agency, for claimed indirect costs incurred subsequent to fiscal 2011, and for contracts not yet closed that are subject to audit and final resolution.
Litigation
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government, which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of September 30, 2020 and March 31, 2020, there were no material amounts accrued in the condensed consolidated financial statements related to these proceedings.
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
Overview
We are a leading provider of management and technology consulting, analytics, engineering, digital solutions, mission operations, and cyber services to U.S. and international governments, major corporations, and not-for-profit organizations. Our ability to deliver value to our clients has always been, and continues to be, a product of the strong character, expertise and tremendous passion of our people. Our approximately 27,600 employees work to solve hard problems by making clients' missions their own, combining decades of consulting and domain expertise with functional expertise in areas such as analytics, digital solutions, engineering, and cyber, all fostered by a culture of innovation that extends to all reaches of the company.
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

Financial and Other Highlights
During the second quarter of fiscal 2021, the Company generated year over year revenue growth, delivered improved earnings over the prior year period, and increased client staff headcount.
Revenue increased 11.0% from the three months ended September 30, 2019 to the three months ended September 30, 2020, and increased 9.1% from the six months ended September 30, 2019 primarily driven by sustained strength in client demand and headcount growth to meet that demand. The Company also benefited from higher staff utilization over the prior year period driven by fewer paid time off (PTO) days taken by our employees. Revenue growth also increased to a lesser extent by an increase in billable expenses.
Operating income increased 20.5% to $207.2 million in the three months ended September 30, 2020 from $172.0 million in the three months ended September 30, 2019, which reflects an increase in operating margin to 10.3% from 9.5%. Operating income increased 13.7% to $399.1 million in the six months ended September 30, 2020 from $351.1 million in the six months ended September 30, 2019, while operating margin increased from 9.6% to 10.0%. The increases in the operating income for three months and six months ended September 30, 2020 were primarily driven by the same factors as growth in revenue, strong contract level performance, ongoing cost management efforts, and reductions in certain types of expenses, like travel and meetings. These were partially offset by the inability to recognize revenue on, or bill for, fee on certain contracts involving a ready workforce of approximately $7.0 million for the three months ended September 30, 2020 and approximately $19.0 million for the six months ended September 30, 2020. The Company also incurred incremental legal costs during the three and six months ended September 30, 2020 in response to the U.S. Department of Justice investigation and matters which purport to relate to the investigation, a portion of which was offset by the receipt of insurance reimbursements. We expect to incur additional costs in the future. Based on the information currently available, the Company is not able to reasonably estimate the expected long-term incremental legal costs or amounts that may be reimbursed associated with this investigation and these related matters.

We are monitoring the evolving situation related to the COVID-19 outbreak and we continue to work with our stakeholders to assess further possible implications to our business and to take actions in an effort to mitigate adverse consequences. To protect employee health and safety while COVID-19 remains a threat, we plan to continue to deliver a majority of our services to clients via telework for the foreseeable future. In cases where telework options or effectiveness are limited, we are working closely with clients to achieve safe return plans guided by federal, state and local policies and advice from other experts. We are also working closely with our clients, where classified work is concentrated, to retain continuity of service and ensure a ready workforce. We expect to continue to be impacted by the inability of certain employees to perform their contract requirements at their designated work locations due to facility closures or restrictions as a result of COVID-19 and cannot perform such work remotely. While the CARES Act contains a provision that allows federal contractors to seek specified reimbursement for certain employees who are unable to perform their contract requirements due to government restrictions and we have been reimbursed for certain of these costs, such provision does not require the government to reimburse a contractor and reimbursements are also subject to limitations and do not currently extend past December 11, 2020. As a result, we believe that some of our costs incurred prior to the passage of the CARES Act for certain employees who are unable to perform their contract requirements due to government restrictions will not be reimbursed. However, going forward we do not expect such non-reimbursed fees to have a material impact on earnings as the majority of our affected workforce have returned to client site offices or may do so prior to December 11, 2020. Through September 30, 2020, we have withheld recognition of revenue associated with these amounts at risk of not being reimbursed. Although we cannot currently predict the overall impact of the COVID-19 outbreak, the longer the duration of the event, the more likely it is that it could have an adverse effect on our business, financial position, results of operations and/or cash flows.

Non-GAAP Measures
We publicly disclose certain non-GAAP financial measurements, including Revenue, Excluding Billable Expenses, Adjusted Operating Income, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses, Adjusted Net Income, and Adjusted Diluted Earnings Per Share, or Adjusted Diluted EPS, because management uses these measures for business planning purposes, including to manage our business against internal projected results of operations and measure our performance. We view Adjusted Operating Income, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses, Adjusted Net Income, and Adjusted Diluted EPS as measures of our core operating business, which exclude the impact of the items detailed below, as these items are generally not operational in nature. These non-GAAP measures also provide another basis for comparing period to period results by excluding potential differences caused by non-operational and unusual or non-recurring items. In addition, we use Revenue, Excluding Billable Expenses because it provides management useful information about the Company's operating performance by excluding the impact of costs that are not indicative of the level of productivity of our consulting staff headcount and our overall direct labor, which management believes provides useful information to our investors about our core operations. We also utilize and discuss Free Cash Flow because management uses this measure for business planning purposes, measuring the cash generating ability of the operating business, and measuring liquidity generally. We present these supplemental measures because we believe that these measures provide investors and securities analysts with important supplemental information with which to evaluate our performance, long term earnings potential, or liquidity, as applicable, and to enable them to assess our performance on the same basis as management. These supplemental performance measurements may vary from and may not be comparable to similarly titled measures by other companies in our industry. Revenue, Excluding Billable Expenses, Adjusted Operating Income, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses, Adjusted Net Income, Adjusted Diluted EPS, and Free Cash Flow are not recognized measurements under accounting principles generally accepted in the United States, or GAAP, and when analyzing our performance or liquidity, as applicable, investors should (i) evaluate each adjustment in our reconciliation of revenue to Revenue, Excluding Billable Expenses, operating income to Adjusted Operating Income, net income to Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses, Adjusted Net Income and Adjusted Diluted EPS, and net cash provided by operating activities to Free Cash Flow, (ii) use Revenue, Excluding Billable Expenses, Adjusted Operating Income, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses, Adjusted Net Income, and Adjusted Diluted EPS in addition to, and not as an alternative to, revenue, operating income, net income or diluted EPS, as measures of operating results, each as defined under GAAP and (iii) use Free Cash Flow in addition to, and not as an alternative to, net cash provided by operating activities as a measure of liquidity, each as defined under GAAP. We have defined the aforementioned non-GAAP measures as follows:
•"Revenue, Excluding Billable Expenses" represents revenue less billable expenses. We use Revenue, Excluding Billable Expenses because it provides management useful information about the Company's operating performance by excluding the impact of costs that are not indicative of the level of productivity of our consulting staff headcount and our overall direct labor, which management believes provides useful information to our investors about our core operations.

•"Adjusted Operating Income" represents operating income before transaction costs, fees, losses, and expenses, including fees associated with debt prepayments and supplemental employee benefits due to the COVID-19 outbreak. We prepare Adjusted Operating Income to eliminate the impact of items we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature.
•"Adjusted EBITDA" represents net income before income taxes, net interest and other expense and depreciation and amortization and before certain other items, including transaction costs, fees, losses, and expenses, including fees associated with debt prepayments and supplemental employee benefits due to the COVID-19 outbreak. "Adjusted EBITDA Margin on Revenue" is calculated as Adjusted EBITDA divided by revenue. "Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses" is calculated as Adjusted EBITDA divided by Revenue, Excluding Billable Expenses. The Company prepares Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, and Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses to eliminate the impact of items it does not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary or non-recurring nature or because they result from an event of a similar nature.
•"Adjusted Net Income" represents net income before: (i) supplemental employee benefits due to the COVID-19 outbreak, (ii) research and development tax credit, (iii) release of income tax reserves, (iv) loss on debt extinguishment and (v) amortization of debt issuance costs, in each case net of the tax effect where appropriate calculated using an assumed effective tax rate. We prepare Adjusted Net Income to eliminate the impact of items, net of tax, we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature.
•"Adjusted Diluted EPS" represents diluted EPS calculated using Adjusted Net Income as opposed to net income. Additionally, Adjusted Diluted EPS does not contemplate any adjustments to net income as required under the two-class method as disclosed in the footnotes to the condensed consolidated financial statements.
•"Free Cash Flow" represents the net cash generated from operating activities less the impact of purchases of property, equipment and software.

Below is a reconciliation of Revenue, Excluding Billable Expenses, Adjusted Operating Income, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses, Adjusted Net Income, Adjusted Diluted EPS, and Free Cash Flow to the most directly comparable financial measure calculated and presented in accordance with GAAP.

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except share and per share data)	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Revenue, Excluding Billable Expenses
Revenue	$2,019,185	$1,819,577	$3,975,638	$3,644,753
Billable expenses	603,652	539,846	1,152,729	1,091,021
Revenue, Excluding Billable Expenses	$1,415,533	$1,279,731	$2,822,909	$2,553,732
Adjusted Operating Income
Operating Income	$207,221	$172,035	$399,108	$351,081
COVID-19 supplemental employee benefits (a)	167	—	509	—
Adjusted Operating Income	$207,388	$172,035	$399,617	$351,081
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue & Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses
Net income	$136,081	$114,325	$265,410	$231,711
Income tax expense	39,319	33,852	80,806	72,296
Interest and other, net (b)	31,821	23,858	52,892	47,074
Depreciation and amortization	21,015	19,632	41,747	39,653
EBITDA	228,236	191,667	440,855	390,734
COVID-19 supplemental employee benefit (a)	167	—	509	—
Adjusted EBITDA	$228,403	$191,667	$441,364	$390,734
Adjusted EBITDA Margin on Revenue	11.3%	10.5%	11.1%	10.7%
Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses	16.1%	15.0%	15.6%	15.3%
Adjusted Net Income
Net income	$136,081	$114,325	$265,410	$231,711
COVID-19 supplemental employee benefits (a)	167	—	509	—
Research and development tax credit (c)	(2,928)	—	(2,928)	—
Release of income tax reserves (d)	—	—	(29)	—
Loss on debt extinguishment (e)	13,239	—	13,239	—
Amortization of debt issuance costs	563	602	1,017	1,059
Adjustments for tax effect (f)	(3,640)	(156)	(3,839)	(275)
Adjusted Net Income	$143,482	$114,771	$273,379	$232,495
Adjusted Diluted Earnings Per Share
Weighted-average number of diluted shares outstanding	138,747,640	141,362,136	139,004,382	141,252,917
Adjusted Net Income Per Diluted Share (g)	$1.03	$0.81	$1.97	$1.65
Free Cash Flow
Net cash provided by operating activities	$425,606	$215,696	$566,024	$266,679
Less: Purchases of property, equipment and software	(18,026)	(32,642)	(38,084)	(59,978)
Free Cash Flow	$407,580	$183,054	$527,940	$206,701
(a)Represents the supplemental contribution to employees' dependent care FSA accounts in response to the COVID-19 outbreak.

(b)Reflects the combination of Interest expense and Other (expense) income, net from the condensed consolidated statement of operations.
(c)Reflects tax credits, net of reserves for uncertain tax positions, recognized in fiscal 2021 related to an increase in research and development credits available for fiscal years 2016 to 2019.
(d)Release of pre-acquisition income tax reserves assumed by the Company in connection with the Carlyle Acquisition.
(e)Reflects the loss on debt extinguishment resulting from the redemption of Booz Allen Hamilton Inc.'s 5.125% Senior Notes due 2025 (the "2017 Senior Notes"), including $9.0 million of the premium paid at redemption, and write-off of the unamortized debt issuance cost. See Note 8 to our condensed consolidated financial statements for more information.
(f)Reflects the tax effect of adjustments at an assumed effective tax rate of 26%, which approximates the blended federal and state tax rates, and consistently excludes the impact of other tax credits and incentive benefits realized.
(g)Excludes adjustments of approximately $0.8 million and $1.5 million of net earnings for the three and six months ended September 30, 2020, respectively, and excludes adjustments of approximately $0.6 million and $1.2 million of net earnings for the three and six months ended September 30, 2019, respectively associated with the application of the two-class method for computing diluted earnings per share.
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
•uncertainty around the timing, extent, nature and effect of Congressional and other U.S. government actions to approve funding of the U.S. government, address budgetary constraints, including caps on the discretionary budget for defense and non-defense departments and agencies, as established by the Bipartisan Budget Control Act of 2011 ("BCA") and subsequently adjusted by the American Tax Payer Relief Act of 2012, the Bipartisan Budget Act of 2013, the Bipartisan Budget Act of 2015, the Bipartisan Budget Act of 2018, and the Bipartisan Budget Act of 2019 and address the ability of Congress to determine how to allocate the available budget authority and pass appropriations bills to fund both U.S. government departments and agencies that are, and those that are not, subject to the caps;
•budget deficits and the growing U.S. national debt increasing pressure on the U.S. government to reduce federal spending across all federal agencies together with associated uncertainty about the size and timing of those reductions;
•cost cutting and efficiency initiatives, current and future budget restrictions, continued implementation of Congressionally mandated automatic spending cuts and other efforts to reduce U.S. government spending could cause clients to reduce or delay funding for orders for services or invest appropriated funds on a less consistent or rapid basis or not at all, particularly when considering long-term initiatives and in light of current uncertainty around Congressional efforts to approve funding of the U.S. government beyond December 11, 2020 and to craft a long-term agreement on the U.S. government's ability to incur indebtedness in excess of its current limits and generally in the current political environment, there is a risk that clients will not issue task orders in sufficient volume to reach current contract ceilings, alter historical patterns of contract awards, including the typical increase in the award of task orders or completion of other contract actions by the U.S. government in the period before the end of the U.S. government's fiscal year on September 30, delay requests for new proposals and contract awards, rely on short-term extensions and funding of current contracts, or reduce staffing levels and hours of operation;
•delays in the completion of future U.S. government’s budget processes, which have in the past and could in the future delay procurement of the products, services, and solutions we provide;
•changes in the relative mix of overall U.S. government spending and areas of spending growth, with lower spending on homeland security, intelligence, defense-related programs as certain overseas operations end and continued increased spending on cybersecurity, Command, Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance (C4ISR), advanced analytics, technology integration and healthcare, including as a result of the U.S. presidential election;

•the extent, nature and effect of the COVID-19 outbreak, including the impact on federal budgets, current and pending procurements, supply chains, demand for services, deployment and productivity of our employees and the economic and societal impact of a pandemic;
•legislative and regulatory changes to limitations on the amount of allowable executive compensation permitted under flexibly priced contracts following implementation of interim rules adopted by federal agencies pursuant to the Bipartisan Budget Act of 2013, which substantially further reduce the amount of allowable executive compensation under these contracts and extend these limitations to a larger segment of our executives and our entire contract base;
•efforts by the U.S. government to address organizational conflicts of interest and related issues and the impact of those efforts on us and our competitors;
•increased audit, review, investigation and general scrutiny by U.S. government agencies of government contractors' performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws;
•the federal focus on refining the definition of “inherently governmental” work, including proposals to limit contractor access to sensitive or classified information and work assignments, which will continue to drive pockets of insourcing in various agencies, particularly in the intelligence market;
•negative publicity and increased scrutiny of government contractors in general, including us, relating to U.S. government expenditures for contractor services and incidents involving the mishandling of sensitive or classified information;
•U.S. government agencies awarding contracts on a technically acceptable/lowest cost basis, which could have a negative impact on our ability to win certain contracts;
•increased competition from other government contractors and market entrants seeking to take advantage of certain of the trends identified above, and an industry trend towards consolidation, which may result in the emergence of companies that are better able to compete against us;
•cost cutting and efficiency and effectiveness efforts by U.S. civilian agencies with a focus on increased use of performance measurement, “program integrity” efforts to reduce waste, fraud and abuse in entitlement programs, and renewed focus on improving procurement practices for and interagency use of IT services, including through the use of cloud based options and data center consolidation;
•restrictions by the U.S. government on the ability of federal agencies to use lead system integrators, in response to cost, schedule and performance problems with large defense acquisition programs where contractors were performing the lead system integrator role;
•increasingly complex requirements of the Department of Defense and the U.S. intelligence community, including cybersecurity, managing federal health care cost growth and focus on reforming existing government regulation of various sectors of the economy, such as financial regulation and healthcare; and
•increasing small business regulations across the Department of Defense and civilian agency clients continue to gain traction, agencies are required to meet high small business set aside targets, and large business prime contractors are required to subcontract in accordance with considerable small business participation goals necessary for contract award.
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
Contract Types
We generate revenue under the following three basic types of contracts:
•Cost-Reimbursable Contracts. Cost-reimbursable contracts provide for the payment of allowable costs incurred during performance of the contract, up to a ceiling based on the amount that has been funded, plus a fixed fee or award fee. As we increase or decrease our spending on allowable costs, our revenue generated on cost-reimbursable contracts will increase, up to the ceiling and funded amounts, or decrease, respectively. We generate revenue under two general types of cost-reimbursable contracts: cost-plus-fixed-fee and cost-plus-award-fee, both of which reimburse allowable costs and provide for a fee. The fee under each type of cost-reimbursable contract is generally payable upon completion of services in accordance with the terms of the contract. Cost-plus-fixed-fee contracts offer no opportunity for payment beyond the fixed fee. Cost-plus-award-fee contracts also provide for an award fee that varies within specified limits based upon the client’s assessment of our performance against a predetermined set of criteria, such as targets for factors like cost, quality, schedule, and performance.
•Time-and-Materials Contracts. Under contracts in this category, we are paid a fixed hourly rate for each direct labor hour expended, and we are reimbursed for billable material costs and billable out-of-pocket expenses inclusive of allocable indirect costs. We assume the financial risk on time-and-materials contracts because our costs of performance may exceed negotiated hourly rates. To the extent our actual direct labor, including allocated indirect costs, and associated billable expenses decrease or increase in relation to the fixed hourly billing rates provided in the contract, we will generate more or less profit, respectively, or could incur a loss.
•Fixed-Price Contracts. Under a fixed-price contract, we agree to perform the specified work for a predetermined price. To the extent our actual direct and allocated indirect costs decrease or increase from the estimates upon which the price was negotiated, we will generate more or less profit, respectively, or could incur a loss. Some fixed-price contracts have a performance-based component, pursuant to which we can earn incentive payments or incur financial penalties based on our performance. Fixed-price level of effort contracts require us to provide a specified level of effort (i.e., labor hours), over a stated period of time, for a fixed price.
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
The table below presents the percentage of total revenue for each type of contract:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Cost-reimbursable	56%	57%	56%	56%
Time-and-materials	25%	23%	25%	23%
Fixed-price	19%	20%	19%	21%

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
Our People
Revenue from our contracts is derived from services delivered by consulting staff and, to a lesser extent, from our subcontractors. Our ability to hire, retain, and deploy talent with skills appropriately aligned with client needs is critical to our ability to grow our revenue. We continuously evaluate whether our talent base is properly sized and appropriately compensated, and contains an optimal mix of skills to be cost competitive and meet the rapidly evolving needs of our clients. We seek to achieve that result through recruitment and management of capacity and compensation. As of September 30, 2020 and 2019, we employed approximately 27,600 and 27,000 people, respectively, of which approximately 24,800 and 24,100, respectively, were consulting staff.
Contract Backlog
We define backlog to include the following three components:
•Funded Backlog. Funded backlog represents the revenue value of orders for services under existing contracts for which funding is appropriated or otherwise authorized less revenue previously recognized on these contracts.
•Unfunded Backlog. Unfunded backlog represents the revenue value of orders (including optional orders) for services under existing contracts for which funding has not been appropriated or otherwise authorized.
•Priced Options. Priced contract options represent 100% of the revenue value of all future contract option periods under existing contracts that may be exercised at our clients’ option and for which funding has not been appropriated or otherwise authorized.
Our backlog does not include contracts that have been awarded but are currently under protest and also does not include any task orders under IDIQ contracts, except to the extent that task orders have been awarded to us under those contracts.
The following table summarizes the value of our contract backlog at the respective dates presented:

	As of September 30,
	2020	2019
	(In millions)
Backlog:
Funded	$4,482	$4,383
Unfunded	6,159	5,365
Priced options	13,933	13,163
Total backlog	$24,574	$22,911
Our total backlog consists of remaining performance obligations, certain orders under contracts for which the period of performance has expired, and unexercised option period and other unexercised optional orders. As of September 30, 2020 and March 31, 2020, the Company had $8.4 billion and $6.3 billion, respectively, of remaining performance obligations and we expect to recognize more than half of the remaining performance obligations at September 30, 2020 as revenue over the next 12 months, and approximately three quarters over the next 24 months. The remainder is expected to be recognized thereafter. However, given the uncertainties discussed below, as well as the risks described in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all. Our backlog includes orders under contracts that in some cases extend for several years. The U.S. Congress generally appropriates funds for our clients on a yearly basis, even though their contracts with us may call for performance that is expected to take a number of years to complete. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until the U.S. Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.
We view growth in total backlog and consulting staff headcount as the two key measures of our potential business growth. Growing and deploying consulting staff is the primary means by which we are able to achieve profitable revenue growth. To the extent that we are able to hire additional consulting staff and deploy them against funded backlog, we generally recognize increased revenue. Total backlog increased by 7.3% from September 30, 2019 to September 30, 2020. Additions to funded backlog during the twelve months ended September 30, 2020 totaled $7.9 billion in comparison to $7.3 billion for the comparable period, as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options. We report internally on our backlog on a monthly basis and review backlog upon occurrence of certain events to determine if any adjustments are necessary.
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
In addition, contract backlog includes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the funded backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a predetermined expiration date such as the end of the U.S. government's fiscal year. The revenue value of orders included in contract backlog that has not been recognized as revenue due to period of performance expirations has not exceeded approximately 5.3% of total backlog as of September 30, 2020 and any of the four preceding fiscal quarters.
We expect to recognize revenue from a substantial portion of funded backlog as of September 30, 2020 within the next twelve months. However, given the uncertainties discussed above, as well as the risks described in Part I, Item 1A, of our Annual Report on Form 10-K , we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all.

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
•Cost of Revenue. Cost of revenue includes direct labor, related employee benefits, and overhead. Overhead consists of indirect costs, including indirect labor relating to infrastructure, management and administration, and other expenses.
•Billable Expenses. Billable expenses include direct subcontractor expenses, travel expenses, and other expenses incurred to perform on contracts.
•General and Administrative Expenses. General and administrative expenses include indirect labor of executive management and corporate administrative functions, marketing and bid and proposal costs, and other discretionary spending.
•Depreciation and Amortization. Depreciation and amortization includes the depreciation of computers, leasehold improvements, furniture and other equipment, and the amortization of internally developed software, as well as third-party software that we use internally, and of identifiable long-lived intangible assets over their estimated useful lives.
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

Results of Operations
The following table sets forth items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Percent	Six Months Ended September 30,		Percent
	2020	2019	Change	2020	2019	Change
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
	(In thousands)			(In thousands)
Revenue	$2,019,185	$1,819,577	11.0%	$3,975,638	$3,644,753	9.1%
Operating costs and expenses:
Cost of revenue	942,597	843,942	11.7%	1,891,499	1,684,596	12.3%
Billable expenses	603,652	539,846	11.8%	1,152,729	1,091,021	5.7%
General and administrative expenses	244,700	244,122	0.2%	490,555	478,402	2.5%
Depreciation and amortization	21,015	19,632	7.0%	41,747	39,653	5.3%
Total operating costs and expenses	1,811,964	1,647,542	10.0%	3,576,530	3,293,672	8.6%
Operating income	207,221	172,035	20.5%	399,108	351,081	13.7%
Interest expense	(19,787)	(25,863)	(23.5)%	(40,022)	(51,050)	(21.6)%
Other (expense) income, net	(12,034)	2,005	NM	(12,870)	3,976	NM
Income before income taxes	175,400	148,177	18.4%	346,216	304,007	13.9%
Income tax expense	39,319	33,852	16.1%	80,806	72,296	11.8%
Net income	$136,081	$114,325	19.0%	$265,410	$231,711	14.5%
NM - Not meaningful.
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Revenue
Revenue increased to $2,019.2 million from $1,819.6 million, or an 11.0% increase, primarily driven by sustained strength in client demand and headcount growth to meet that demand. Total headcount as of September 30, 2020 increased approximately 600 as compared to September 30, 2019. The Company also benefited from higher staff utilization over the prior year period driven by fewer PTO days taken by our employees. Revenue growth also increased to a lesser extent by an increase in billable expenses.
Cost of Revenue
Cost of revenue increased to $942.6 million from $843.9 million, or an 11.7% increase. The increase was primarily due to increases in salaries and salary-related benefits of $65.1 million, driven by increased headcount and annual base salary increases. Cost of revenue as a percentage of revenue was 46.7% and 46.4% for the three months ended September 30, 2020 and 2019, respectively.
Billable Expenses
Billable expenses increased to $603.7 million from $539.8 million, or an 11.8% increase, primarily attributable to an increase in the use of subcontractors driven by client demand. The increase was partially offset by the decreases in expenses from contracts which require the Company to incur direct and travel expenses on behalf of clients compared to the prior year period. The impact of COVID-19 drove volatility in the timing and magnitude of billable expenses primarily associated with other direct and travel expenses incurred on behalf of our clients. Billable expenses as a percentage of revenue were 29.9% and 29.7% for the three months ended September 30, 2020 and 2019, respectively.
General and Administrative Expenses
General and administrative expenses increased to $244.7 million from $244.1 million, or a 0.2% increase, primarily due to increases in salaries and salary-related benefits of $2.8 million, partially offset by decreases in other business expenses and professional fees. General and administrative expenses as a percentage of revenue were 12.1% and 13.4% for the three months ended September 30, 2020 and 2019, respectively.

Depreciation and Amortization
Depreciation and amortization increased to $21.0 million from $19.6 million, or a 7.0% increase, primarily due to increases in depreciation expense resulting from the effects of higher capital expenditures in fiscal 2020.
Interest Expense
Interest expense decreased to $19.8 million from $25.9 million, or a 23.5% decrease, primarily due to a decrease in 1 Month LIBOR, the benchmark interest rate under our Secured Credit Facility, and a reduction in expense of $2.0 million as a result of the repayment of the remaining Deferred Payment Obligation balance in December 2019.
Other Expense (Income), net
Other expense (Income), net decreased to a $12.0 million net other expense from a $2.0 million net other income primarily due to the loss on debt extinguishment resulting from the redemption of the 2017 Senior Notes, including $9.0 million of the premium paid at redemption, and write-off of the unamortized debt issuance cost.
Income Tax Expense
Income tax expense increased to $39.3 million from $33.9 million, primarily due to an increase in pre-tax income as compared to the prior year period. The effective tax rate decreased to 22.4% for the three months ended September 30, 2020 from 22.8% for the three months ended September 30, 2019.

Six Months Ended September 30, 2020 Compared to Six Months Ended September 30, 2019
Revenue
Revenue increased to $3,975.6 million from $3,644.8 million, or a 9.1% increase, primarily driven by sustained strength in client demand and headcount growth to meet that demand. Revenue growth was also driven by an increase in billable expenses.
Cost of Revenue
Cost of revenue increased to $1,891.5 million from $1,684.6 million, or a 12.3% increase. The increase was primarily due to increases in salaries and salary-related benefits of $143.5 million primarily driven by increased headcount and annual base salary increases. Cost of revenue as a percentage of revenue was 47.6% and 46.2% for the six months ended September 30, 2020 and 2019, respectively.
Billable Expenses
Billable expenses increased to $1,152.7 million from $1,091.0 million, or a 5.7% increase, primarily attributable to an increase in use of subcontractors driven by client demand. The increase was partially offset by decreases in expenses from contracts which require the Company to incur direct and travel expenses on behalf of clients compared to the prior year period. The impact of COVID-19 drove volatility in the timing and magnitude of billable expenses primarily associated with other direct and travel expenses incurred on behalf of our clients. Billable expenses as a percentage of revenue were 29.0% and 29.9% for the six months ended September 30, 2020 and 2019, respectively.
General and Administrative Expenses
General and administrative expenses increased to $490.6 million from $478.4 million, or a 2.5% increase primarily due to increases in salary and salary related benefits of $10.7 million, partially offset by decreases in other business expenses and professional fees. General and administrative expenses as a percentage of revenue were 12.3% and 13.1% for the six months ended September 30, 2020 and 2019, respectively.
Depreciation and Amortization
Depreciation and amortization increased to $41.7 million from $39.7 million, or a 5.3% increase, primarily due to increases in depreciation expense resulting from the effects of higher capital expenditures in fiscal 2020.
Interest Expense
Interest expense decreased to $40.0 million from $51.1 million, or a 21.6% decrease, primarily due to a decrease in 1 Month LIBOR, the benchmark interest rate under our Secured Credit Facility, and a reduction in expense of $4.0 million as a result of the repayment of the remaining Deferred Payment Obligation balance in December 2019.

Other Expense (Income), net
Other expense (Income), net decreased to a $12.9 million net other expense from a $4.0 million net other income, primarily due to the loss on debt extinguishment resulting from the redemption of the 2017 Senior Notes, including $9.0 million of the premium paid at redemption, and write-off of the unamortized debt issuance cost.
Income Tax Expense
Income tax expense increased to $80.8 million from $72.3 million, primarily due to an increase in pre-tax income as compared to the prior year period. The effective tax rate decreased to 23.3% for the six months ended September 30, 2020 from 23.8% for the six months ended September 30, 2019.

Liquidity and Capital Resources
The following table presents selected financial information as of September 30, 2020 and March 31, 2020 and for the first six months of fiscal 2021 and 2020:

	September 30, 2020	March 31, 2020
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$1,275,190	$741,901
Total debt	2,393,604	2,185,844

	Six Months Ended September 30,
	2020	2019
	(Unaudited)	(Unaudited)
	(In thousands)
Net cash provided by operating activities	$566,024	$266,679
Net cash used in investing activities	(38,084)	(59,978)
Net cash provided by financing activities	5,349	290,855
Total increase in cash and cash equivalents	$533,289	$497,556
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
Historically, we have been able to generate sufficient cash to fund our operations, mandatory debt and interest payments, capital expenditures, and discretionary funding needs. However, due to fluctuations in cash flows, including as a result of the trends and developments described above under "—Factors and Trends Affecting Our Results of Operations" relating to U.S. government shutdowns, U.S. government cost-cutting, reductions or delays in the U.S. government appropriations and spending process and other budgetary matters, it may be necessary from time-to-time in the future to borrow under our Secured Credit Facility to meet cash demands. While the timing and financial magnitude of these possible actions are currently indeterminable, we expect to be able to manage and adjust our capital structure to meet our liquidity needs. Our expected liquidity and capital structure may also be impacted by discretionary investments and acquisitions that we could pursue. We anticipate that cash provided by operating activities, existing cash and cash equivalents, and borrowing capacity under the Revolving Credit Facility will be sufficient to meet our anticipated cash requirements for the next twelve months, which primarily include:
•operating expenses, including salaries;
•working capital requirements to fund the growth of our business;

•capital expenditures which primarily relate to the purchase of computers, business systems, furniture and leasehold improvements to support our operations;
•the design, build-out, testing, and potential implementation and operation of new financial management systems;
•commitments and other discretionary investments;
•debt service requirements for borrowings under our Secured Credit Facility and interest payments for the Senior Notes; and
•cash taxes to be paid.
Our ability to fund our operating needs depends, in part, on our ability to continue to generate positive cash flows from operations or, if necessary, raise cash in the capital markets. In addition, from time to time we evaluate conditions to opportunistically access the financing markets to secure additional debt capital resources and improve the terms of our indebtedness.
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
Operating Cash Flow
Net cash provided by operations is primarily affected by the overall profitability of our contracts, our ability to invoice and collect cash from clients in a timely manner, our ability to manage our vendor payments and the timing of cash paid for income taxes. Continued uncertainty in global economic conditions may also affect our business as customers and suppliers may decide to downsize, defer, or cancel contracts, which could negatively affect the operating cash flows. Net cash provided by operations was $566.0 million in the six months ended September 30, 2020 compared to $266.7 million in the prior year period, or a 112.2% increase. The increase in operating cash flows was primarily due to strong cash collections of our revenue growth, working capital management, and lower cash taxes due to the carryover of research and development credits claimed in fiscal 2020. Lower cash disbursements also contributed to second quarter performance, driven by cost management and lower expenses attributable to COVID-19.
Investing Cash Flow
Net cash used in investing activities was $38.1 million in the six months ended September 30, 2020 compared to $60.0 million in the prior year period, or a 36.5% decrease. The decrease in net cash used in investing activities was due to a decrease in capital expenditures over the prior period, reflecting a shift away from facilities investment towards technology and tools needed to support the virtual work environment. Additionally, we continue to modernize our corporate information technology infrastructure and are in the rigorous testing phase prior to the implementation of a new financial management system.
Financing Cash Flow
Net cash provided by financing activities was $5.3 million in the six months ended September 30, 2020 compared to $290.9 million in net cash provided by financing activities in the prior year period. The decrease in net cash provided by financing activities was primarily due to the following:
•$400.0 million draw on our Delayed Draw Facility in the prior period, with no such draw in the current period.

•$100.0 million payment of our outstanding Revolving Credit Facility in the current period, with no such payment in the prior year period.
•Increases in share repurchases of $101.6 million as compared to the prior year period.
•Increases in dividends paid of $22.0 million as compared to the prior year period.
The above were partially offset by net proceeds of $341.5 million received from the issuance of the Senior Notes during the second quarter of fiscal 2021.
Dividends and Share Repurchases
On October 30, 2020, the Company announced a regular quarterly cash dividend in the amount of $0.31 per share. The quarterly dividend is payable on December 2, 2020 to stockholders of record on November 16, 2020.
During the three and six months ended September 30, 2020, quarterly dividends of $0.31 and $0.62 per share, respectively, were declared and paid totaling $43.0 million and $86.8 million, respectively. During the three and six months ended September 30, 2019, quarterly dividends of $0.23 and $0.46 per share, respectively, were declared and paid totaling $32.4 million and $64.8 million, respectively.
On December 12, 2011, the Board of Directors approved a $30.0 million share repurchase program, which was further increased by the Board of Directors on (i) January 27, 2015 to $180.0 million, (ii) January 25, 2017 to $410.0 million, (iii) November 2, 2017 to $610.0 million, (iv) May 24, 2018 to $910.0 million, and (v) May 23, 2019 to $1,310.0 million. The Company may repurchase shares pursuant to the program by means of open market repurchases, directly negotiated repurchases or through agents acting pursuant to negotiated repurchase agreements. During fiscal 2021, the Company purchased 1.3 million shares of the Company's Class A Common Stock for an aggregate of $96.4 million. As of September 30, 2020, the Company had $388.5 million remaining under the repurchase program.
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

As of September 30, 2020, the Credit Agreement provided Booz Allen Hamilton with a $1,326.8 million Term Loan A, a $386.2 million Term Loan B, and $500.0 million in New Revolving Commitments with a sub-limit for letters of credit of $100.0 million (collectively, the "Secured Credit Facility"). As of September 30, 2020, the maturity date of Term Loan A and the termination date for the Revolving Credit Facility was July 23, 2023 and the maturity date of Term Loan B was November 26, 2026. Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement are secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement and related documentation. Subject to specified conditions, without the consent of the then-existing lenders (but subject to the receipt of commitments), the Term Loans or the Revolving Credit Facility may be expanded (or a new term loan facility or revolving credit facility added to the existing facilities) by up to (i) the greater of (x) $627 million and (y) 100% of consolidated EBITDA of Booz Allen Hamilton, as of the end of the most recently ended four quarter period for which financial statements have been delivered pursuant to the Credit Agreement plus (ii) the aggregate principal amount under which pro forma consolidated net secured leverage remains less than or equal to 3.50:1.00.
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
Booz Allen Hamilton occasionally borrows under the Revolving Credit Facility in anticipation of cash demands. During the first and second quarters of fiscal 2021 and 2020, Booz Allen Hamilton accessed no amounts of its $500.0 million Revolving Credit Facility. As of March 31, 2020, $100.0 million was outstanding on the Revolving Credit Facility which was repaid in June 2020. As of September 30, 2020, no amounts were outstanding on the Revolving Credit Facility.
The Credit Agreement requires quarterly principal payments of 1.25% of the stated principal amount of Term Loan A until maturity and quarterly principal payments of 0.25% of the stated principal amount of Term Loan B until maturity.
Booz Allen Hamilton also has agreed to pay customary letter of credit and agency fees. As of September 30, 2020 and March 31, 2020, Booz Allen Hamilton was contingently liable under open standby letters of credit and bank guarantees issued by its banks in favor of third parties that totaled $11.3 million and $9.7 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. For both September 30, 2020 and March 31, 2020, approximately $0.9 million, of these instruments reduced the available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $20.0 million facility of which $9.6 million and $6.2 million, respectively, was available to Booz Allen Hamilton at September 30, 2020 and March 31, 2020. As of September 30, 2020, Booz Allen Hamilton had $499.0 million of capacity available for additional borrowings under the Revolving Credit Facility.
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants include limitations on the following, in each case subject to certain exceptions: (i) indebtedness and liens; (ii) mergers, consolidations or amalgamations, liquidations, wind-ups or dissolutions, and disposition of all or substantially all assets; (iii) dispositions of property; (iv) restricted payments; (v) investments; (vi) transactions with affiliates; (vii) change in fiscal periods; (viii) negative pledges; (ix) restrictive agreements; (x) line of business; and (xi) speculative hedging. The events of default include the following, in each case subject to certain exceptions: (a) failure to make required payments under the Secured Credit Facility; (b) material breaches of representations or warranties under the Secured Credit Facility; (c) failure to observe covenants or agreements under the Secured Credit Facility; (d) failure to pay or default under certain other material indebtedness; (e) bankruptcy or insolvency; (f) certain Employee Retirement Income Security Act, or ERISA events; (g) certain material judgments; (h) actual or asserted invalidity of the Guarantee and Collateral Agreements or the other security documents or failure of the guarantees or perfected liens thereunder; and (i) a change of control. Booz Allen Hamilton is required to meet certain financial covenants at each quarter end, namely Consolidated Net Total Leverage and Consolidated Net Interest Coverage Ratios. As of September 30, 2020 and March 31, 2020, we were compliant with these covenants.
For the three months ended September 30, 2020 and 2019, interest payments of $5.8 million and $13.9 million were made for Term Loan A and $1.9 million and $4.4 million were made for Term Loan B, respectively. For the six months ended September 30, 2020 and 2019, interest payments of $12.7 million and $27.2 million were made for Term Loan A and $4.1 million and $8.8 million were made for Term Loan B, respectively.

On August 24, 2020, Booz Allen Hamilton issued $700 million aggregate principal amount of its 3.875% Senior Notes due 2028 (the “Senior Notes”) under an Indenture, dated as of August 24, 2020, among Booz Allen Hamilton, certain subsidiaries of Booz Allen Hamilton, as guarantors (the “Subsidiary Guarantors”), and Wilmington Trust, National Association as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of August 24, 2020, among Booz Allen Hamilton, the Subsidiary Guarantors and the Trustee. A portion of the net proceeds from the sale of the Senior Notes was used to redeem in full $350 million aggregate principal amount of the outstanding 2017 Senior Notes at a redemption price of 102.56% of the principal amount thereof, plus accrued and unpaid interest thereon to (but excluding) the redemption date, and to pay all fees and expenses related to the foregoing. Booz Allen Hamilton intends to use the remaining net proceeds from the sale of the Senior Notes for working capital and other general corporate purposes. (See Note 8 in our condensed consolidated financial statements).
Borrowings under the Term Loans and, if used, the Revolving Credit Facility, incur interest at a variable rate. In accordance with Booz Allen Hamilton's risk management strategy, Booz Allen Hamilton executed a series of interest rate swaps. As of September 30, 2020, Booz Allen Hamilton had interest rate swaps with an aggregate notional amount of $1.0 billion. These instruments hedge the variability of cash outflows for interest payments on the floating portion of the Company's debt. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense (See Note 9 to our condensed consolidated financial statements).
Capital Structure and Resources
Our stockholders’ equity amounted to $972.0 million as of September 30, 2020, an increase of $115.6 million compared to stockholders’ equity of $856.4 million as of March 31, 2020. The increase was primarily due to net income of $265.4 million for the six months ended September 30, 2020, stock-based compensation expense of $25.6 million, and issuance of common stock of $9.1 million, partially offset by $86.8 million in quarterly dividend payments and $105.6 million in treasury stock resulting from the repurchase of shares of our Class A Common Stock during the six months ended September 30, 2020.
Off-Balance Sheet Arrangements
As of September 30, 2020, we did not have any material off-balance sheet arrangements.
Capital Expenditures
Since we do not own any of our facilities, our capital expenditure requirements primarily relate to the purchase of computers, management systems, furniture, and leasehold improvements to support our operations. Direct facility and equipment costs billed to clients are not treated as capital expenses. Our capital expenditures for the six months ended September 30, 2020 and 2019 were $38.1 million and $60.0 million, respectively. The decrease in capital expenditures reflects a shift away from facilities investment towards technology and tools needed to support the virtual work environment. Additionally, we continue to modernize our corporate information technology infrastructure and are in the rigorous testing phase prior to the implementation of a new financial management system. We believe we are on track for a successful implementation in the next fiscal year, which will support the Company's growth into the future. We expect capital expenditures to decrease in the second half of fiscal 2021 as compared to the second half of fiscal 2020. Given the uncertainty surrounding the COVID-19 outbreak, we may adjust our capital expenditures in fiscal 2021 to support our business operations as we further develop our long term strategy on a safe return to work.
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
Special Note Regarding Forward Looking Statements
Certain statements contained or incorporated in this Quarterly Report on Form 10-Q, or Quarterly Report, include forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “forecasts,” “expects,” “intends,” “plans,” “anticipates,” “projects,” “outlook,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “preliminary,” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. These forward-looking statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include:
•any issue that compromises our relationships with the U.S. government or damages our professional reputation, including negative publicity concerning government contractors in general or us in particular;

•changes in U.S. government spending, including a continuation of efforts by the U.S. government to decrease spending for management support service contracts, and mission priorities that shift expenditures away from agencies or programs that we support, or as a result of the U.S. presidential election;
•efforts by Congress and other U.S. government bodies to reduce U.S. government spending and address budgetary constraints and the U.S. deficit, as well as associated uncertainty around the timing, extent, nature and effect of such efforts;
•delayed funding of our contracts due to uncertainty relating to funding of the U.S. government and a possible failure of Congressional efforts to approve such funding beyond December 11, 2020 and to craft a long-term agreement on the U.S. government’s ability to incur indebtedness in excess of its current limits, or changes in the pattern or timing of government funding and spending;
•U.S. government shutdowns, as a result of the failure by elected officials to fund the government;
•failure to comply with numerous laws and regulations, including but not limited to, the Federal Acquisition Regulation ("FAR"), the False Claims Act, the Defense Federal Acquisition Regulation Supplement and FAR Cost Accounting Standards and Cost Principles;
•the effects of the COVID-19 outbreak, and other pandemics or widespread health epidemics, including disruptions to our workforce and the impact on government spending and demand for our solutions;
•our ability to compete effectively in the competitive bidding process and delays or losses of contract awards caused by competitors' protests of major contract awards received by us;
•variable purchasing patterns under U.S. government GSA schedules, blanket purchase agreements and indefinite delivery, indefinite quantity, or IDIQ contracts;
•the loss of General Services Administration Multiple Award schedule contracts, or GSA schedules, or our position as prime contractor on government-wide acquisition contract vehicles, or GWACs;
•changes in the mix of our contracts and our ability to accurately estimate or otherwise recover expenses, time, and resources for our contracts;
•changes in estimates used in recognizing revenue;
•our ability to realize the full value of and replenish our backlog, generate revenue under certain of our contracts, and the timing of our receipt of revenue under contracts included in backlog;
•internal system or service failures and security breaches, including, but not limited to, those resulting from external or internal cyber attacks on our network and internal systems;
•risks related to the potential implementation and operation of new financial management systems;
•an inability to attract, train, or retain employees with the requisite skills and experience;
•an inability to timely hire, assimilate and effectively utilize our employees, ensure that employees obtain and maintain necessary security clearances and/or effectively manage our cost structure;
•the loss of members of senior management or failure to develop new leaders;
•misconduct or other improper activities from our employees or subcontractors, including the improper use or release of our clients' sensitive or classified information;
•increased competition from other companies in our industry;
•failure to maintain strong relationships with other contractors, or the failure of contractors with which we have entered into a sub- or prime- contractor relationship to meet their obligations to us or our clients;
•inherent uncertainties and potential adverse developments in legal or regulatory proceedings, including litigation, audits, reviews, and investigations, which may result in materially adverse judgments, settlements, withheld payments, penalties, or other unfavorable outcomes including debarment, as well as disputes over the availability of insurance or indemnification;
•failure to comply with special U.S. government laws and regulations relating to our international operations;
•risks associated with increased competition, new relationships, clients, capabilities, and service offerings in our U.S. and international businesses;

•risks related to changes to our operating structure, capabilities, or strategy intended to address client needs, grow our business or respond to market developments;
•the adoption by the U.S. government of new laws, rules, and regulations, such as those relating to organizational conflicts of interest issues or limits;
•risks related to completed and future acquisitions, including our ability to realize the expected benefits from such acquisitions;
•the incurrence of additional tax liabilities, including as a result of changes in tax laws or management judgments involving complex tax matters;
•risks inherent in the government contracting environment;
•continued efforts to change how the U.S. government reimburses compensation related costs and other expenses or otherwise limit such reimbursements and an increased risk of compensation being deemed unreasonable and unallowable or payments being withheld as a result of U.S. government audit, review, or investigation;
•increased insourcing by various U.S. government agencies due to changes in the definition of “inherently governmental” work, including proposals to limit contractor access to sensitive or classified information and work assignments;
•the size of our addressable markets and the amount of U.S. government spending on private contractors;
•risks related to our indebtedness and credit facilities which contain financial and operating covenants;
•the impact of changes in accounting rules and regulations, or interpretations thereof, that may affect the way we recognize and report our financial results, including changes in accounting rules governing recognition of revenue; and
•other risks and factors listed under “Item 1A. Risk Factors” and elsewhere in this Quarterly Report.
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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of September 30, 2020 and March 31, 2020, there were no material amounts accrued in the condensed consolidated financial statements related to these proceedings.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table shows the share repurchase activity during the three months ended September 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2020	394,262	$76.09	394,262	$388,473,225
August 2020	—	$—	—	$388,473,225
September 2020	—	$—	—	$388,473,225
Total	394,262		394,262
(1)On December 12, 2011, the Board of Directors approved a $30.0 million share repurchase program, which was further increased by the Board of Directors on (i) January 27, 2015 to $180.0 million, (ii) January 25, 2017 to $410.0 million, (iii) November 2, 2017 to $610.0 million, (iv) May 24, 2018 to $910.0 million, and (v) May 23, 2019 to $1,310.0 million. A special committee of the Board of Directors was appointed to evaluate market conditions and other relevant factors and initiate repurchases under the program from time to time. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice.

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit Number	Description

3.1
Fifth Amended and Restated Certificate of Incorporation of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 5, 2020 (File No. 001-34972))

3.2
Fourth Amended and Restated Bylaws of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 5, 2020 (File No. 001-34972))

4.1
Indenture, dated August 24, 2020, among Booz Allen Hamilton Inc., the Subsidiary Guarantors party thereto and Wilmington Trust, National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 24, 2020 (File No. 001-34972))

4.2
First Supplemental Indenture, dated August 24, 2020, among Booz Allen Hamilton Inc., the Subsidiary Guarantors party thereto and Wilmington Trust, National Association (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 24, 2020 (File No. 001-34972))

4.3
Form of 3.875% Senior Note due 2028 (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 24, 2020 (File No. 001-34972) (included in Exhibit 4.1 thereto))

10.1†	Form of Performance Restricted Stock Unit Agreement under the Third Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation*

10.2†	Form of Restricted Stock Agreement for Directors under the Third Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation*

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)*

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)*

101	The following materials from Booz Allen Hamilton Holding Corporation’s Quarterly Report on Form 10-Q for the three and six months ended September 30, 2020 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2020 and March 31, 2020; (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2020 and 2019; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2020 and 2019; (iv) Condensed Consolidated Statements of Cash Flows for the three and six months ended September 30, 2020 and 2019; and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
___________________________________
†    Management contract or compensatory arrangement.
*    Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Booz Allen Hamilton Holding Corporation
Registrant

Date: October 30, 2020	By:	/s/ Lloyd W. Howell, Jr.
Lloyd W. Howell, Jr. Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)