Form 10-Q
period 2020-12-31
Booz Allen Hamilton Holding Corp
filed 2021-01-29
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
 ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of January 26, 2021
Class A Common Stock	137,706,170

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2020	March 31, 2020
	(Unaudited)
	(Amounts in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,341,301	$741,901
Accounts receivable, net of allowance	1,420,705	1,459,471
Prepaid expenses and other current assets	59,360	126,816
Total current assets	2,821,366	2,328,188
Property and equipment, net of accumulated depreciation	196,063	208,077
Operating lease right-of-use assets	245,009	240,122
Intangible assets, net of accumulated amortization	304,147	300,987
Goodwill	1,581,160	1,581,160
Other long-term assets	220,439	135,432
Total assets	$5,368,184	$4,793,966
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$77,865	$177,865
Accounts payable and other accrued expenses	826,834	698,011
Accrued compensation and benefits	414,475	348,775
Operating lease liabilities	51,768	49,021
Other current liabilities	50,019	54,006
Total current liabilities	1,420,961	1,327,678
Long-term debt, net of current portion	2,297,142	2,007,979
Operating lease liabilities, net of current portion	270,620	270,266
Other long-term liabilities	306,196	331,687
Total liabilities	4,294,919	3,937,610
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock, Class A — $0.01 par value — authorized, 600,000,000 shares; issued, 162,243,173 shares at December 31, 2020 and 161,333,973 shares at March 31, 2020; outstanding, 137,865,312 shares at December 31, 2020 and 138,719,921 shares at March 31, 2020	1,622	1,613
Treasury stock, at cost — 24,377,861 shares at December 31, 2020 and 22,614,052 shares at March 31, 2020	(1,030,713)	(898,095)
Additional paid-in capital	532,757	468,027
Retained earnings	1,609,551	1,330,812
Accumulated other comprehensive loss	(39,952)	(46,001)
Total stockholders’ equity	1,073,265	856,356
Total liabilities and stockholders’ equity	$5,368,184	$4,793,966
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
	(Amounts in thousands, except per share data)		(Amounts in thousands, except per share data)
Revenue	$1,904,020	$1,849,441	$5,879,658	$5,494,194
Operating costs and expenses:
Cost of revenue	866,771	813,500	2,758,270	2,498,096
Billable expenses	577,059	600,522	1,729,788	1,691,543
General and administrative expenses	254,820	245,719	745,375	724,121
Depreciation and amortization	21,113	20,655	62,860	60,308
Total operating costs and expenses	1,719,763	1,680,396	5,296,293	4,974,068
Operating income	184,257	169,045	583,365	520,126
Interest expense	(20,878)	(24,231)	(60,900)	(75,281)
Other (expense) income, net	2,604	1,909	(10,266)	5,885
Income before income taxes	165,983	146,723	512,199	450,730
Income tax expense	21,612	34,697	102,418	106,993
Net income	$144,371	$112,026	$409,781	$343,737
Earnings per common share (Note 4):
Basic	$1.04	$0.79	$2.95	$2.44
Diluted	$1.03	$0.79	$2.93	$2.42

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
	(Amounts in thousands)		(Amounts in thousands)
Net income	$144,371	$112,026	$409,781	$343,737
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on derivatives designated as cash flow hedges	3,758	4,945	5,983	(15,034)
Change in postretirement plan costs	22	17	66	67
Total other comprehensive income (loss), net of tax	3,780	4,962	6,049	(14,967)
Comprehensive income	$148,151	$116,988	$415,830	$328,770

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended December 31,
	2020	2019
	(Amounts in thousands)
Cash flows from operating activities
Net income	$409,781	$343,737
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,860	60,308
Noncash lease expense	40,861	41,846
Stock-based compensation expense	40,972	26,796
Amortization of debt issuance costs	3,302	3,632
Loss on debt extinguishment	13,239	1,451
Losses (gains) on dispositions, and other	(3,479)	1,160
Changes in assets and liabilities:
Accounts receivable, net of allowance	38,270	(97,452)
Deferred income taxes and income taxes receivable / payable	36,902	(751)
Prepaid expenses and other current assets	(318)	(14,597)
Other long-term assets	(3,338)	(60)
Accrued compensation and benefits	76,658	1,203
Accounts payable and other accrued expenses	125,887	21,849
Other current liabilities	(3,252)	9,053
Operating lease liabilities	(42,647)	(35,420)
Other long-term liabilities	3,261	3,704
Net cash provided by operating activities	798,959	366,459
Cash flows from investing activities
Purchases of property, equipment, and software	(54,033)	(90,712)
Payment for minority investment in entity	(72,152)	—
Proceeds from sales of assets, net of payment	3,330	—
Net cash used in investing activities	(122,855)	(90,712)
Cash flows from financing activities
Proceeds from issuance of common stock	13,948	10,843
Stock option exercises	10,193	7,440
Repurchases of common stock	(143,354)	(37,199)
Cash dividends paid	(129,862)	(102,943)
Debt extinguishment costs	(8,971)	—
Repayment of debt	(508,399)	(57,456)
Proceeds from debt issuance	691,496	397,892
Payment of deferred payment obligation	—	(80,000)
Other financing activities	(1,755)	(1,493)
Net cash provided by (used in) financing activities	(76,704)	137,084
Net increase in cash and cash equivalents	599,400	412,831
Cash and cash equivalents––beginning of period	741,901	283,990
Cash and cash equivalents––end of period	$1,341,301	$696,821
Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$39,737	$69,627
Income taxes	$69,374	$107,149
Supplemental disclosures of non-cash investing and financing activities
Noncash financing activities	$178	$4,501

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands, except share data)	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2020	162,079,334	$1,621	(24,054,733)	$(1,003,650)	$509,512	$1,508,206	$(43,732)	$971,957
Issuance of common stock	35,460	—	—	—	4,262	—	—	4,262
Stock options exercised	128,379	1	—	—	3,700	—	—	3,701
Repurchase of common stock	—	—	(323,128)	(27,063)	–	—	—	(27,063)
Recognition of liability related to future restricted stock units vesting	—	—	—	—	(58)	—	—	(58)
Net income	—	—	—	—	—	144,371	—	144,371
Other comprehensive income (loss), net of tax	—	—	—	—	–	—	3,780	3,780
Dividends paid of $0.31 per share of common stock	—	—	—	—	–	(43,026)	—	(43,026)
Stock-based compensation expense	—	—	—	—	15,341	—	—	15,341
Balance at December 31, 2020	162,243,173	$1,622	(24,377,861)	$(1,030,713)	$532,757	$1,609,551	$(39,952)	$1,073,265

Balance at March 31, 2020	161,333,973	$1,613	(22,614,052)	$(898,095)	$468,027	$1,330,812	$(46,001)	$856,356
Topic 326 adoption impact	—	—	—	—	—	(1,180)	—	(1,180)
Issuance of common stock	478,798	5	—	—	13,349	—	—	13,354
Stock options exercised	430,402	4	—	—	10,189	—	—	10,193
Repurchase of common stock (1)	—	—	(1,763,809)	(132,618)	—	—	—	(132,618)
Recognition of liability related to future restricted stock units vesting	—	—	—	—	222	—	—	222
Net income	—	—	—	—	—	409,781	—	409,781
Other comprehensive income (loss), net of tax	—	—	—	—	—		6,049	6,049
Dividends paid of $0.93 per share of common stock	—	—	—	—	—	(129,862)	—	(129,862)
Stock-based compensation expense	—	—	—	—	40,970	—	—	40,970
Balance at December 31, 2020	162,243,173	$1,622	(24,377,861)	$(1,030,713)	$532,757	$1,609,551	$(39,952)	$1,073,265

(1) During the nine months ended December 31, 2020, the Company purchased 1.6 million shares of the Company’s Class A Common Stock in a series of open market transactions for $123.4 million. Additionally, the Company repurchased shares during the nine months ended December 31, 2020 to cover the minimum statutory withholding taxes on restricted stock units that vested on various dates during the period.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) [CONTINUED]
(Amounts in thousands, except share data)	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2019	160,400,357	$1,604	(20,026,907)	$(719,793)	$427,817	$1,161,674	$(31,119)	$840,183
Issuance of common stock	59,549	—	—	—	3,794	—	—	3,794
Stock options exercised	198,875	2	—	—	3,751	—	—	3,753
Repurchase of common stock	—	—	(313,828)	(22,542)	—	—	—	(22,542)
Recognition of liability related to future restricted stock units vesting	—	—	—	—	(32)	—	—	(32)
Net income	—	—	—	—	—	112,026	—	112,026
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	4,962	4,962
Dividends paid of $0.27 per share of common stock	—	—	—	—	—	(38,095)	—	(38,095)
Stock-based compensation expense	—	—	—	—	10,988	—	—	10,988
Balance at December 31, 2019	160,658,781	$1,606	(20,340,735)	$(742,335)	$446,318	$1,235,605	$(26,157)	$915,037

Balance at March 31, 2019	159,924,825	$1,599	(19,896,972)	$(711,450)	$401,596	$994,811	$(11,190)	$675,366
Issuance of common stock	305,782	3	—	—	10,840	—	—	10,843
Stock options exercised	428,174	4	—	—	7,436	—	—	7,440
Repurchase of common stock (2)	—	—	(443,763)	(30,885)	—	—	—	(30,885)
Recognition of liability related to future restricted stock units vesting	—	—	—	—	(350)	—	—	(350)
Net income	—	—	—	—	—	343,737	—	343,737
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(14,967)	(14,967)
Dividends paid of $0.73 per share of common stock	—	—	—	—	—	(102,943)	—	(102,943)
Stock-based compensation expense	—	—	—	—	26,796	—	—	26,796
Balance at December 31, 2019	160,658,781	$1,606	(20,340,735)	$(742,335)	$446,318	$1,235,605	$(26,157)	$915,037

(2) During the nine months ended December 31, 2019, the Company purchased 0.4 million shares of the Company’s Class A Common Stock in a series of open market transactions for $28.4 million. Additionally, the Company repurchased shares during the nine months ended December 31, 2019 to cover the minimum statutory withholding taxes on restricted stock units that vested on various dates during the period.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
1. BUSINESS OVERVIEW
Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or the Company, we, us, and our, was incorporated in Delaware in May 2008. The Company provides management and technology consulting, analytics, engineering, digital solutions, mission operations, and cyber services to U.S. and international governments, major corporations, and not-for-profit organizations. The Company reports operating results and financial data in one reportable segment. The Company is headquartered in McLean, Virginia, with approximately 27,600 employees as of December 31, 2020.
2. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, or SEC, and should be read in conjunction with the information contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2020. The interim period unaudited condensed consolidated financial statements are presented as described below. Certain information and disclosures normally required for annual financial statements have been condensed or omitted pursuant to GAAP and SEC rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation of the results of the interim period presented have been included. The Company’s fiscal year ends on March 31 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31. The results of operations for the nine months ended December 31, 2020 are not necessarily indicative of results to be expected for the full fiscal year.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance contains optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other areas or transactions that are impacted by reference rate reform. The Company elected to adopt Topic 848 in fiscal 2020 and as of December 31, 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the Company’s ability to apply hedge accounting to our derivative financial instruments. The Company continues to evaluate the impact of the guidance and may apply other elections, as applicable and as allowed by Topic 848.
In August 2020, the SEC issued Release No. 33-10825, Modernization of Regulation S-K Items 101, 103 and 105, with the intent of improving the readability of filed documents and simplifying registrants' compliance efforts. This amendment became effective on November 9, 2020. The Company’s adoption did not have any impact on the condensed consolidated financial statements but is expected to impact fiscal 2021 Form 10-K disclosures.
Recent Accounting Pronouncements Not Yet Adopted
In November 2020, the SEC issued Release No. 33-10890, Amendments to Management's Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information, to simplify, modernize and enhance certain financial disclosure requirements in Regulation S-K. This amendment will become effective on February 10, 2021. The Company’s adoption is expected to impact fiscal 2022 Form 10-K disclosures.
Other accounting and reporting pronouncements effective after December 31, 2020 and issued through the filing date are not expected to have a material impact on the Company's condensed consolidated financial statements.
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
Contract Estimates
Many of our contracts recognize revenue under a contract cost-based input method and require an Estimate-at-Completion (EAC) process, which management uses to review and monitor the progress towards the completion of our performance obligations. Under this process, management considers various inputs and assumptions related to the EAC, including, but not limited to, progress towards completion, labor costs and productivity, material and subcontractor costs, and identified risks. Estimating the total cost at completion of performance obligations is subjective and requires management to make assumptions about future activity and cost drivers under the contract. Changes in these estimates can occur for a variety of reasons and, if significant, may impact the profitability of the Company’s contracts. Changes in estimates related to contracts accounted for under the EAC process are recognized on a cumulative catch-up basis in the period when such changes are determinable and reasonably estimable. If the estimate of contract profitability indicates an anticipated loss on a contract, the Company recognizes the total loss at the time it is identified. For each of the three and nine months ended December 31, 2020 and 2019, the aggregate impact of adjustments in contract estimates was not material.
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
The table below presents the total revenue for each type of contract:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2020		2019		2020		2019
Cost-reimbursable	$1,086,679	57%	$1,052,313	57%	$3,317,228	56%	$3,104,961	57%
Time-and-materials	462,206	24%	428,081	23%	1,469,415	25%	1,272,281	23%
Fixed-price	355,135	19%	369,047	20%	1,093,015	19%	1,116,952	20%
Total Revenue	$1,904,020	100%	$1,849,441	100%	$5,879,658	100%	$5,494,194	100%
Revenue by Customer Type:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2020		2019		2020		2019
U.S. government:
Defense Clients	$961,277	50%	$904,389	49%	$2,892,953	49%	$2,608,595	48%
Intelligence Clients	373,403	20%	383,422	21%	1,176,617	20%	1,207,709	22%
Civil Clients	520,021	27%	485,506	26%	1,648,157	28%	1,488,551	27%
Total U.S. government	1,854,701	97%	1,773,317	96%	5,717,727	97%	5,304,855	97%
Global Commercial Clients	49,319	3%	76,124	4%	161,931	3%	189,339	3%
Total Revenue	$1,904,020	100%	$1,849,441	100%	$5,879,658	100%	$5,494,194	100%
Revenue by Whether the Company Acts as a Prime Contractor or a Sub-Contractor:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2020		2019		2020		2019
Prime Contractor	$1,777,878	93%	$1,714,705	93%	$5,462,260	93%	$5,064,657	92%
Sub-contractor	126,142	7%	134,736	7%	417,398	7%	429,537	8%
Total Revenue	$1,904,020	100%	$1,849,441	100%	$5,879,658	100%	$5,494,194	100%
Performance Obligations
Remaining performance obligations represent the transaction price of exercised contracts for which work has not yet been performed, irrespective of whether funding has or has not been authorized and appropriated as of the date of exercise. Remaining performance obligations do not include negotiated but unexercised options or the unfunded value of expired contracts.
As of December 31, 2020 and March 31, 2020, the Company had $7.5 billion and $6.3 billion, respectively, of remaining performance obligations and we expect to recognize more than half of the remaining performance obligations at December 31,

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
2020 as revenue over the next 12 months, and approximately three quarters over the next 24 months. The remainder is expected to be recognized thereafter.
Contract Balances
The Company's performance obligations are typically satisfied over time and revenue is generally recognized using a cost-based input method. Fixed-price contracts are typically billed to the customer using milestone or fixed monthly payments, while cost-reimbursable-plus-fee and time-and-material contracts are typically billed to the customer at periodic intervals (e.g. monthly or weekly) as indicated by the terms of the contract. Disparities between the timing of revenue recognition and customer billings and cash collections result in net contract assets or liabilities being recognized at the end of each reporting period.
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
The following table summarizes the contract balances recognized on the Company’s condensed consolidated balance sheets:

	Balance Sheet line item	December 31, 2020	March 31, 2020
Contract assets:
Current	Accounts receivable, net of allowance	968,283	988,634
Long-term	Other long-term assets	63,855	62,600
Total		$1,032,138	$1,051,234
Contract liabilities:
Advance payments, billings in excess of costs incurred and deferred revenue	Other current liabilities	$23,157	$26,018
Changes in contract assets and contract liabilities are primarily due to the timing difference between the Company’s performance of services and payments from customers. For the three months ended December 31, 2020 and 2019, we recognized revenue of $1.7 million and $36 thousand, respectively, and for the nine months ended December 31, 2020 and December 31, 2019, we recognized revenue of $23.7 million and $18.5 million, respectively, related to our contract liabilities on April 1, 2020 and 2019, respectively. To determine revenue recognized from contract liabilities during the reporting periods, the Company allocates revenue to individual contract liability balances and applies revenue recognized during the reporting periods first to the beginning balances of contract liabilities until the revenue exceeds the balances.

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
The Company currently has outstanding shares of Class A Common Stock. Unvested Class A Restricted Common Stock holders are entitled to participate in non-forfeitable dividends or other distributions. These unvested restricted shares participated in the Company's dividends declared and were paid in the first, second, and third quarters of fiscal 2021 and 2020. As such, EPS is calculated using the two-class method whereby earnings are reduced by distributed earnings as well as any available undistributed earnings allocable to holders of unvested restricted shares. A reconciliation of the income used to compute basic and diluted EPS for the periods presented are as follows:

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Earnings for basic computations (1)	$143,488	$111,435	$407,454	$341,922
Weighted-average common shares outstanding for basic computations	137,879,820	140,297,795	137,971,114	140,183,418
Earnings for diluted computations (1)	$143,492	$111,438	$407,465	$341,932
Dilutive stock options and restricted stock	1,006,299	1,260,632	961,011	1,165,217
Weighted-average common shares outstanding for diluted computations	138,886,119	141,558,427	138,932,125	141,348,635
Earnings per common share
Basic	$1.04	$0.79	$2.95	$2.44
Diluted	$1.03	$0.79	$2.93	$2.42

(1) During the three months ended December 31, 2020 and 2019, approximately 0.8 million and 0.7 million participating securities, respectively, were paid dividends totaling $0.3 million and $0.2 million, respectively. During the nine months ended December 31, 2020 and 2019, approximately 0.8 million and 0.7 million participating securities, respectively, were paid dividends totaling $0.7 million and $0.5 million, respectively. For the three months ended December 31, 2020 and 2019, there were undistributed earnings of $0.6 million and $0.4 million, respectively, allocated to the participating class of securities in both basic and diluted EPS. For the nine months ended December 31, 2020 and 2019, there were undistributed earnings of $1.6 million and $1.3 million, respectively, allocated to the participating class of securities in both basic and diluted EPS. The allocated undistributed earnings and the dividends paid comprise the difference between net income presented on the condensed consolidated statements of operations and earnings for basic and diluted computations for both the three and nine months ended December 31, 2020 and 2019.
The EPS calculation for the three months ended December 31, 2020 and 2019 excludes 27 thousand and 0.2 million options, respectively, as their impact was anti-dilutive. The EPS calculation for the nine months ended December 31, 2020 and 2019 excludes 29 thousand and 0.2 million options, respectively, as their impact was anti-dilutive.
5. ACCOUNTS RECEIVABLE, NET OF ALLOWANCE
Accounts receivable, net of allowance consisted of the following:

	December 31, 2020	March 31, 2020
Current assets
Accounts receivable–billed	$456,755	$474,822
Accounts receivable–unbilled	968,283	988,634
Allowance for doubtful accounts	(4,333)	(3,985)
Accounts receivable, net of allowance	1,420,705	1,459,471
Other long-term assets
Accounts receivable–unbilled	63,855	62,600
Total accounts receivable, net	$1,484,560	$1,522,071
Unbilled amounts represent revenues for which billings have not been presented to customers at quarter-end or year-end. These amounts are generally billed and collected within one year subject to various conditions including, without limitation, appropriated and available funding. Long-term unbilled receivables not anticipated to be billed and collected within one year, which are primarily related to retainage, holdbacks, and long-term rate settlements to be billed at contract closeout, are included in other long-term assets in the accompanying condensed consolidated balance sheets. The Company recognized a benefit from release of the provision for doubtful accounts in the amount of $0.03 million and $9.1 million for the three months ended December 31, 2020 and 2019, respectively, and $0.2 million and $6.7 million for the nine months ended December 31, 2020 and December 31, 2019, respectively.
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

6. ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES
Accounts payable and other accrued expenses consisted of the following:

	December 31, 2020	March 31, 2020
Vendor payables	$437,120	$432,953
Accrued expenses	389,714	265,058
Total accounts payable and other accrued expenses	$826,834	$698,011
Accrued expenses consisted primarily of the Company’s provision for claimed indirect costs, which were approximately $248.2 million and $224.6 million as of December 31, 2020 and March 31, 2020, respectively. See Note 18 for further discussion of this provision.

7. ACCRUED COMPENSATION AND BENEFITS
Accrued compensation and benefits consisted of the following:

	December 31, 2020	March 31, 2020
Bonus	$82,664	$114,359
Retirement	92,872	41,604
Vacation	191,928	159,512
Other	47,011	33,300
Total accrued compensation and benefits	$414,475	$348,775
8. DEBT
Debt consisted of the following:

	December 31, 2020		March 31, 2020
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Term Loan A	1.65%	$1,308,258	2.49%	$1,363,739
Term Loan B	1.90%	385,184	2.74%	388,102
Revolver	—%	—	3.75%	100,000
Senior Notes	3.88%	700,000	—%	—
2017 Senior Notes	—%	—	5.13%	350,000
Less: Unamortized debt issuance costs and discount on debt		(18,435)		(15,997)
Total		2,375,007		2,185,844
Less: Current portion of long-term debt		(77,865)		(177,865)
Long-term debt, net of current portion		$2,297,142		$2,007,979
Term Loans and Revolving Credit Facility
On November 26, 2019 (the "Amendment Effective Date"), Booz Allen Hamilton Inc. ("Booz Allen Hamilton"), Booz Allen Hamilton Investor Corporation ("Investor"), and certain wholly-owned subsidiaries of Booz Allen Hamilton, entered into the Seventh Amendment (the "Seventh Amendment") to the Credit Agreement (as amended, the "Credit Agreement"), dated as of July 31, 2012 among Booz Allen Hamilton, Investor, certain wholly-owned subsidiaries of Booz Allen Hamilton and Bank

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
of America, N.A., as Administrative Agent and Collateral Agent, and the other lenders and financial institutions from time to time party thereto (as previously amended by the First Amendment to the Credit Agreement, dated as of August 16, 2013, the Second Amendment to the Credit Agreement, dated as of May 7, 2014, the Third Amendment to the Credit Agreement, dated as of July 13, 2016, the Fourth Amendment to the Credit Agreement, dated as of February 6, 2017, the Fifth Amendment to the Credit Agreement, dated as of March 7, 2018, and the Sixth Amendment to the Credit Agreement, dated as of July 23, 2018). Pursuant to the Seventh Amendment, the Company reduced the applicable margin applicable to the Term Loan B ("Term Loan B" and, together with the Term Loan A, the "Term Loans") from 2.00% to 1.75% for LIBOR loans and from 1.00% to 0.75% for base rate loans and extended the maturity of the Term Loan B to November 26, 2026. The applicable margin and maturity date applicable to the Term Loan A (the "Term Loan A") remained unchanged.
Prior to the Seventh Amendment, approximately $389.0 million was outstanding under Term Loan B. Pursuant to the Seventh Amendment, certain lenders converted their existing Term Loan B loans into a new tranche of Term Loan B loans in an aggregate amount, along with Term Loan B loans advanced by certain new lenders, of approximately $389.0 million (the “New Refinancing Tranche B Term Loans”). The proceeds from the new lenders were used to prepay in full all of the existing Term Loan B loans that were not converted into the new Term Loan B tranche. Voluntary prepayments of the New Refinancing Tranche B Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty. The other terms of the New Refinancing Tranche B Term Loans are generally the same as the existing Term Loan B prior to the Seventh Amendment.
As of December 31, 2020, the Credit Agreement provided Booz Allen Hamilton with a $1,308.3 million Term Loan A, a $385.2 million Term Loan B, and a $500.0 million revolving credit facility (the "Revolving Credit Facility") with a sub-limit for letters of credit of $100.0 million (collectively, the "Secured Credit Facility"). As of December 31, 2020, the maturity date of Term Loan A and the termination date for the Revolving Credit Facility was July 23, 2023 and the maturity date of Term Loan B was November 26, 2026. Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement are secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor, and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement and related documentation. Subject to specified conditions, without the consent of the then-existing lenders (but subject to the receipt of commitments), the Term Loans or the Revolving Credit Facility may be expanded (or a new term loan facility or revolving credit facility added to the existing facilities) by up to (i) the greater of (x) $627 million and (y) 100% of consolidated EBITDA of Booz Allen Hamilton, as of the end of the most recently ended four quarter period for which financial statements have been delivered pursuant to the Credit Agreement plus (ii) the aggregate principal amount under which pro forma consolidated net secured leverage remains less than or equal to 3.50:1.00.
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
Booz Allen Hamilton occasionally borrows under the Revolving Credit Facility in anticipation of cash demands. For both the three and nine months ended December 31, 2020 and 2019, Booz Allen Hamilton accessed no amounts of its $500.0 million Revolving Credit Facility. As of December 31, 2020, there was no outstanding balance on the Revolving Credit Facility. As of March 31, 2020, $100.0 million was outstanding on the Revolving Credit Facility, which was repaid in June 2020.
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
Secured Credit Facility; (c) failure to observe covenants or agreements under the Secured Credit Facility; (d) failure to pay or default under certain other material indebtedness; (e) bankruptcy or insolvency; (f) certain Employee Retirement Income Security Act, or ERISA, events; (g) certain material judgments; (h) actual or asserted invalidity of the Guarantee and Collateral Agreements or the other security documents or failure of the guarantees or perfected liens thereunder; and (i) a change of control. In addition, Booz Allen Hamilton is required to meet certain financial covenants at each quarter end, namely Consolidated Net Total Leverage and Consolidated Net Interest Coverage Ratios. As of December 31, 2020 and March 31, 2020, Booz Allen Hamilton was in compliance with all financial covenants associated with its debt and debt-like instruments.
For the three months ended December 31, 2020 and 2019, interest payments of $5.6 million and $12.0 million were made for Term Loan A and $1.9 million and $3.7 million were made for Term Loan B, respectively. For the nine months ended December 31, 2020 and 2019, interest payments of $18.3 million and $39.2 million were made for Term Loan A and $6.0 million and $12.5 million were made for Term Loan B, respectively.
Borrowings under the Term Loans, and if used, the Revolving Credit Facility, incur interest at a variable rate. In accordance with Booz Allen Hamilton’s risk management strategy, between April 6, 2017 and April 4, 2019, Booz Allen Hamilton executed a series of interest rate swaps. As of December 31, 2020, Booz Allen Hamilton had interest rate swaps with an aggregate notional amount of $1 billion. These instruments hedge the variability of cash outflows for interest payments on the term loan debts and Revolving Credit Facility. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense (see Note 9 to our condensed consolidated financial statements).
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
During the second quarter of fiscal 2021, the Company recorded $13.2 million of loss on debt extinguishment in other (expense) income, net on the Condensed Consolidated Statements of Operations, including $9.0 million of the premium paid at redemption, and write-off of the unamortized debt issuance cost of the 2017 Senior Notes.
Interest on debt and debt-like instruments consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Term Loan A Interest Expense	$5,582	$11,956	$18,222	$38,990
Term Loan B Interest Expense	1,872	3,719	5,980	12,371
Interest on Revolving Credit Facility	—	—	799	—
Senior Notes Interest Expense	6,782	4,484	16,771	13,453
Deferred Payment Obligation Interest (1)	—	1,718	—	5,740
Amortization of Debt Issuance Cost (DIC) and Original Issue Discount (OID) (2)	1,126	1,174	3,302	3,632
Interest Swap Expense	5,410	1,081	15,215	604
Other	106	99	611	491
Total Interest Expense	$20,878	$24,231	$60,900	$75,281
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

9. DERIVATIVES
The Company utilizes derivative financial instruments to manage interest rate risk related to its variable rate debt. The Company’s objectives in using these interest rate derivatives, which were designated as cash flow hedges, are to manage its exposure to interest rate movements and reduce volatility of interest expense. The aggregate notional amount of all interest rate swap agreements was $1.0 billion as of December 31, 2020. The swaps have staggered maturities, ranging from June 30, 2021 to June 30, 2025. These swaps mature within the last tranche of the Company's floating rate debt (November 26, 2026).
The floating-to-fixed interest rate swaps involve the exchange of variable interest amounts from a counterparty for the Company making fixed-rate interest payments over the life of the agreements without exchange of the underlying notional amount and effectively convert a portion of the variable rate debt into fixed interest rate debt.
Derivative instruments are recorded in the condensed consolidated balance sheet on a gross basis at estimated fair value. As of December 31, 2020, $18.6 million and $30.0 million were classified as other current liabilities and other long-term liabilities, respectively, on the condensed consolidated balance sheet. As of March 31, 2020, $18.8 million and $37.8 million were classified as other current liabilities, and other long-term liabilities, respectively, on the condensed consolidated balance sheet.
For interest rate swaps designated as cash flow hedges, the changes in the fair value of derivatives is recorded in Accumulated Other Comprehensive Loss, or AOCL, net of taxes, and is subsequently reclassified into interest expense in the period that the hedged forecasted interest payments are made on the Company's variable-rate debt. The effect of derivative instruments on the accompanying condensed consolidated financial statements for the three and nine months ended December 31, 2020 and 2019 is as follows:

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

		Three Months Ended December 31,
Derivatives in Cash Flow Hedging Relationships	Location of Gain or Loss Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in AOCL on Derivatives		Amount of Gain or (Loss) Reclassified from AOCL into Income		Interest Expense on Condensed Consolidated Statements of Operations
		2020	2019	2020	2019	2020	2019
Interest rate swaps	Interest expense	$(326)	$5,617	$(5,410)	$(1,081)	$(20,878)	$(24,231)

		Nine Months Ended December 31,
Derivatives in Cash Flow Hedging Relationships	Location of Gain or Loss Recognized in Income on Derivatives	Amount of (Loss) or Gain Recognized in AOCL on Derivatives		Amount of (Loss) or Gain Reclassified from AOCL into Income		Interest Expense on Condensed Consolidated Statements of Operations
		2020	2019	2020	2019	2020	2019
Interest rate swaps	Interest expense	$(7,121)	$(20,968)	$(15,215)	$(604)	$(60,900)	$(75,281)

Over the next 12 months, the Company estimates that $18.7 million will be reclassified as an increase to interest expense. Cash flows associated with periodic settlements of interest rate swaps will be classified as operating activities in the condensed consolidated statement of cash flows.
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

10. LEASES
The Company’s total lease cost is recorded primarily within general and administrative expenses on the condensed consolidated statement of operations and consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Operating lease cost	$17,217	$18,187	$51,558	$53,907
Short-term lease cost	388	2,504	3,415	7,254
Variable lease cost	3,063	3,103	9,878	8,681
Total operating lease costs	$20,668	$23,794	$64,851	$69,842

Future minimum operating lease payments for noncancelable operating leases as of December 31, 2020 are as follows:

Fiscal Year Ending	Operating Lease Payments
Remainder of 2021	$11,327
2022	72,693
2023	71,816
2024	61,143
2025	56,583
Thereafter	96,700
Total future lease payments	370,262
Less: imputed interest	(47,874)
Total lease liabilities	$322,388

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$53,264	$47,538
Operating lease liabilities arising from obtaining ROU assets (1)	45,748	16,348

(1) Includes all noncash increases and decreases arising from new or remeasured operating lease arrangements.

Other information related to leases was as follows:

December 31, 2020
Weighted average remaining lease term (in years)	5.56
Weighted average discount rate	4.66%

11. INCOME TAXES
The Company’s effective income tax rates were 13.0% and 23.6% for the three months ended December 31, 2020 and 2019, respectively, and 20.0% and 23.7% for the nine months ended December 31, 2020 and 2019, respectively. The effective tax rates of 13.0% and 20.0% for the three and nine months ended December 31, 2020, respectively, differ from the federal statutory rate of 21.0% primarily due to the inclusion of state and foreign income taxes and permanent rate differences, which are predominantly related to certain executive compensation, offset by research and development tax credits, state tax credits, excess tax benefits for employee share-based compensation, and the release of reserves for uncertain tax positions.
The Company is currently contesting tax assessments from the District of Columbia Office of Tax and Revenue for fiscal years 2013 through 2015 at various stages of applicable administrative and judicial processes, with a combined amount at issue of approximately $11.7 million, net of associated federal tax benefits as of December 31, 2020. The Company has taken similar tax positions with respect to subsequent fiscal years, with approximately $39.7 million, net of federal tax benefits, of total potential future tax expense that would arise from an adverse final resolution. As of December 31, 2020, the Company does not maintain reserves for any uncertain tax positions related to the contested tax benefits or the similar tax positions taken in the subsequent fiscal years. Given the recoverable nature of the state tax expense, the Company does not believe that the resolution of these matters will have a material adverse effect on its results of operations, cash flows or financial condition.
The Company maintained reserves for uncertain tax positions of $57.5 million and $56.1 million as of December 31, 2020 and March 31, 2020, respectively, which are included in other long-term liabilities in the accompanying condensed consolidated balance sheets. As of December 31, 2020, the Company maintained reserves for uncertain tax positions of $56.7 million relating to research and development tax credits. In the three months ended December 31, 2020, the Company released $10.2 million in reserves for uncertain tax positions related to the acquisition of eGov Holdings, Inc. (d/b/a/ Aquilent), established in the fourth quarter of fiscal 2017, due to the expiration of the statute of limitations.

12. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	December 31, 2020	March 31, 2020
Postretirement benefit obligations	127,905	124,375
Other (1)	178,291	207,312
Total other long-term liabilities	$306,196	$331,687

(1) Because of condensed financial statement presentation, components of other long-term liabilities at December 31, 2020 and March 31, 2020 primarily include the Company's long-term liability portion of the Company's derivative instruments, the long-term disability obligation, deferred tax liabilities and reserves for uncertain tax positions.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
13. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company sponsors the Employees’ Capital Accumulation Plan, or ECAP, which is a qualified defined contribution plan that covers eligible U.S. and certain international employees. ECAP provides for distributions to participants by reason of retirement, death, disability, or termination of employment. The Company provides an annual matching contribution of up to 6% of eligible annual compensation. Total expenses recognized under ECAP were $40.4 million and $36.7 million for the three months ended December 31, 2020 and 2019, respectively, and $121.7 million and $109.8 million for the nine months ended December 31, 2020 and 2019, respectively. The Company-paid contributions were $22.3 million and $20.4 million for the three months ended December 31, 2020 and 2019, respectively, and $70.1 million and $62.4 million for the nine months ended December 31, 2020 and 2019, respectively.
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
The components of net postretirement medical expense for the Officer Medical Plan were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Service cost	$1,414	$1,238	$4,242	$3,716
Interest cost	1,059	1,214	3,177	3,644
Total postretirement medical expense	$2,473	$2,452	$7,419	$7,360

The service cost component of net periodic benefit cost is included in cost of revenue and general and administrative expenses, and the non-service cost components of net periodic benefit cost (interest cost and net actuarial loss) is included as part of Other (expense) income, net in the accompanying condensed consolidated statements of operations.
As of December 31, 2020 and March 31, 2020, the unfunded status of the post-retirement medical plan was $123.7 million and $119.6 million, respectively, which is included in other long-term liabilities in the accompanying condensed consolidated balance sheets.
Long-term Disability Benefits
The Company offers medical and dental benefits to inactive employees (and their eligible dependents) on long-term disability. These benefits do not vary with an employee's years of service; therefore, the Company is required to accrue the costs of the benefits at the date the inactive employee becomes disability eligible and elects to participate in the benefit. The accrued cost for such benefits is calculated using an actuarial estimate. The accrued cost for these benefits was $10.7 million at both December 31, 2020 and March 31, 2020, and is presented in other long-term liabilities in the accompanying condensed consolidated balance sheets.

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
The fair values of plan investments and obligations at December 31, 2020 and March 31, 2020 were $14.2 million and $5.9 million, respectively, and were recorded in other long-term assets and in other long-term liabilities, respectively, in the condensed consolidated balance sheets. Adjustments to the fair value of the plan investments and obligations are recorded in operating expenses.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS
All amounts recorded in other comprehensive loss are related to the Company's post-retirement plans and interest rate swaps designated as cash flow hedges. The following table shows the changes in accumulated other comprehensive loss, net of tax:

	Three Months Ended December 31, 2020			Nine Months Ended December 31, 2020
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of period	$(4,083)	$(39,649)	$(43,732)	$(4,127)	$(41,874)	$(46,001)
Other comprehensive loss before reclassifications (1)	—	(241)	(241)	—	(5,264)	(5,264)
Amounts reclassified from accumulated other comprehensive loss	22	3,999	4,021	66	11,247	11,313
Net current-period other comprehensive income	22	3,758	3,780	66	5,983	6,049
End of period	$(4,061)	$(35,891)	$(39,952)	$(4,061)	$(35,891)	$(39,952)
(1) Changes in other comprehensive income (loss) before reclassification for derivatives designated as cash flow hedges are recorded net of tax benefits of $0.1 million and $1.9 million for the three and nine months ended December 31, 2020, respectively.

	Three Months Ended December 31, 2019			Nine Months Ended December 31, 2019
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of period	$(9,018)	$(22,101)	$(31,119)	$(9,068)	$(2,122)	$(11,190)
Other comprehensive loss before reclassifications (2)	—	4,147	4,147	—	(15,480)	(15,480)
Amounts reclassified from accumulated other comprehensive loss	17	798	815	67	446	513
Net current-period other comprehensive income (loss)	17	4,945	4,962	67	(15,034)	(14,967)
End of period	$(9,001)	$(17,156)	$(26,157)	$(9,001)	$(17,156)	$(26,157)
(2) Changes in other comprehensive loss before reclassification for derivatives designated as cash flow hedges are recorded net of tax expenses of $1.5 million and net of tax benefits of $5.5 million for the three and nine months ended December 31, 2019, respectively.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
The following table presents the reclassifications out of accumulated other comprehensive loss to net income:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Amounts reclassified from accumulated other comprehensive loss:
Post-retirement plans (Note 13):
Amortization of net actuarial loss included in net periodic benefit cost	$29	$22	$86	$88
Tax (benefit) expense	(7)	(5)	(20)	(21)
Net of tax	$22	$17	$66	$67
Derivatives designated as cash flow hedges (Note 9):
Reclassification of hedge loss (gain)	$5,410	$1,081	$15,215	$604
Tax (benefit) expense	(1,411)	(283)	(3,968)	(158)
Net of tax	$3,999	$798	$11,247	$446

15. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense recognized in the condensed consolidated statements of operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Cost of revenue	$5,834	$3,018	$16,101	$7,490
General and administrative expenses	9,507	7,970	24,871	19,306
Total	$15,341	$10,988	$40,972	$26,796

The following table summarizes the total stock-based compensation expense recognized in the condensed consolidated statements of operations by the following types of equity awards;

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Equity Incentive Plan Options	$792	$762	$1,921	$1,968
Restricted Stock Awards	$14,549	10,226	39,051	24,828
Total	$15,341	$10,988	$40,972	$26,796

As of December 31, 2020, there was $56.1 million of total unrecognized compensation cost related to unvested stock-based compensation agreements. The unrecognized compensation cost as of December 31, 2020 is expected to be fully amortized over the next 5.0 years. Absent the effect of accelerating stock compensation cost for any departures of employees who may continue to vest in their equity awards, the following table summarizes the unrecognized compensation cost and the weighted-average period the cost is expected to be amortized.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

	December 31, 2020
	Unrecognized Compensation Cost	Weighted Average Remaining Period to be Recognized (in years)
Equity Incentive Plan Options	$4,230	3.59
Restricted Stock Awards	51,835	1.82
Total	$56,065
Equity Incentive Plan
As of December 31, 2020, there were 1,492,491 EIP options outstanding, of which 750,071 were unvested.
During the three months ended December 31, 2020, the Board of Directors granted 63,840 restricted stock units to certain employees of the Company. The aggregate value of these awards was $5.2 million based on the grant date stock price, which ranged from $79.54 to $87.77.
Employee Stock Purchase Plan
For the quarterly offering period that closed on December 31, 2020, 58,649 Class A Common Stock shares were purchased by employees under the Company's Employee Stock Purchase Plan, or ESPP. Since the program's inception, 2,837,521 shares have been purchased by employees.

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
A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The financial instruments measured at fair value in the accompanying condensed consolidated balance sheets consist of the following:

	Recurring Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Long-term deferred compensation plan asset (1)	14,202	—	—	14,202
Total Assets	$14,202	$—	$—	$14,202
Liabilities:
Contingent consideration liability (2)	$—	$—	$1,223	1,223
Current derivative instruments (3)	—	18,592	—	18,592
Long-term derivative instruments (3)	—	29,963	—	29,963
Long-term deferred compensation plan liability (1)	14,202	—	—	14,202
Total Liabilities	$14,202	$48,555	$1,223	$63,980

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
(2) The Company recognized a contingent consideration liability of $3.6 million in connection with its acquisition of Aquilent in fiscal 2017. As of both December 31, 2020 and March 31, 2020, the estimated fair value of the contingent consideration liability was $1.2 million, and was valued using probability-weighted cash flows, which is based on the use of Level 3 fair value measurement inputs.
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
The fair value of the Company's cash and cash equivalents, which are Level 1 inputs, approximated its carrying values at December 31, 2020 and March 31, 2020. The fair value of the Company's debt instruments approximated its carrying value at December 31, 2020 and March 31, 2020. The fair value of debt is determined using quoted prices or other market information obtained from recent trading activity of each debt tranche in markets that are not active (Level 2 inputs). The fair value is corroborated by prices derived from the interest rate spreads of recently completed leveraged loan transactions of a similar credit profile, industry, and terms to that of the Company. The fair value of the Senior Notes is determined using quoted prices or other market information obtained from recent trading activity in the high-yield bond market (Level 2 inputs).
17. RELATED-PARTY TRANSACTIONS
Two of our directors currently serve on the board of directors of a subcontractor to which the Company subcontracted $21.4 million and $21.5 million of services for the three months ended December 31, 2020 and 2019, respectively, and $66.4 million and $61.3 million for the nine months ended December 31, 2020 and 2019, respectively.

18. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Third-Party Guarantees
As of December 31, 2020 and March 31, 2020, the Company was contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that totaled $10.3 million and $9.7 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At both December 31, 2020 and March 31, 2020, approximately $0.9 million of these instruments reduced the available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $20.0 million facility, originally established in fiscal 2015 and most recently increased to $20.0 million in the first quarter of fiscal 2021, of which $10.5 million and $6.2 million were available to the Company at December 31, 2020 and March 31, 2020, respectively.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Government Contracting Matters - Provision for Claimed Indirect Costs
For the three months ended December 31, 2020 and 2019, approximately 97% and 96% of the Company's revenue, respectively, was generated from contracts where the end user was an agency or department of the U.S. government, including contracts where the Company performed either as a prime contractor or subcontractor, and regardless of the geographic location in which the work was performed. For both the nine months ended December 31, 2020 and 2019, approximately 97% of the Company's revenue was generated from such contracts. U.S. government contracts and subcontracts are subject to extensive legal and regulatory requirements. From time to time and in the ordinary course of business, agencies of the U.S. government audit our claimed indirect costs and conduct inquiries and investigations of our business practices with respect to government contracts to determine whether the Company’s operations are conducted in accordance with these requirements and the terms of the relevant contracts. U.S. government agencies, including the Defense Contract Audit Agency (DCAA), routinely audit our claimed indirect costs for compliance with the Cost Accounting Standards and the Federal Acquisition Regulation. These agencies also conduct reviews and investigations and make inquiries regarding our accounting and other systems in connection with our performance and business practices with respect to our government contracts and subcontracts. U.S. government audits, inquiries, or investigations of the Company, whether related to the Company's U.S. government contracts or subcontracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including withholding of payments, suspension of payments, repayments, fines, or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting. Management believes it has recorded the appropriate provision for claimed indirect costs for any audit, inquiry, or investigation of which it is aware that may be subject to any reductions and/or penalties. As of December 31, 2020 and March 31, 2020, the Company had recorded liabilities of approximately $248.2 million and $224.6 million, respectively, for estimated adjustments to claimed indirect costs based on its historical DCAA audit results, including the final resolution of such audits with the Defense Contract Management Agency, for claimed indirect costs incurred subsequent to fiscal 2011, and for contracts not yet closed that are subject to audit and final resolution.
Litigation
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government, which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of December 31, 2020 and March 31, 2020, there were no material amounts accrued in the condensed consolidated financial statements related to these proceedings.
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
On November 13, 2017, a Verified Shareholder Derivative Complaint was filed in the United States District Court for the District of Delaware styled Celine Thum v. Rozanski et al., C.A. No. 17-cv-01638, naming the Company as a nominal defendant and numerous current and former officers and directors as defendants. The complaint asserts claims for breach of fiduciary duties, unjust enrichment, waste of corporate assets, abuse of control, gross mismanagement, and violations of Sections 14(a), 10(b) and 20(a) of the Exchange Act, purportedly relating to matters that are the subject of the DOJ investigation described above. The parties have stipulated to a stay of the proceedings pending the outcome of the securities litigation (described above), which the court so ordered on January 24, 2018. On December 12, 2019, the court ordered that the stay remain in effect and ordered the parties to submit periodic status reports. On May 27, 2020 and November 23, 2020, the parties submitted status reports stating that plaintiff believes the stay should remain in effect and defendants do not object to the stay remaining in effect. At this stage of the lawsuit, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with the lawsuit.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

19. SUBSEQUENT EVENT
Share Repurchase Authorization
On January 27, 2021, the Board of Directors approved an increase to our share repurchase authorization from $1,310.0 million to $1,710.0 million. As of January 27, 2021, and giving into effect to the increase in the share repurchase authorization, the Company had approximately $746.5 million of remaining capacity under its share repurchase program.

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

Financial and Other Highlights
During the third quarter of fiscal 2021, the Company generated year over year revenue growth, delivered improved earnings over the prior year period, and increased client staff headcount.
Revenue increased 3.0% from the three months ended December 31, 2019 to the three months ended December 31, 2020, and increased 7.0% from the nine months ended December 31, 2019 to the nine months ended December 31, 2020. Growth in both periods was primarily driven by growth in client demand and headcount to meet that demand. The Company also benefited from higher staff utilization over the prior year periods driven by fewer paid time off (PTO) days taken by our employees which resulted in increases in our direct labor and corresponding generation of revenue growth. Revenue growth for the quarter was negatively impacted by lower billable expenses, while the year-to-date period benefited from an overall increase in billable expenses. For the three months ended December 31, 2020 billable expenses declined primarily due to lower subcontractor costs driven by the timing of client needs and lower direct cost purchases for clients, including COVID-19 related travel. For the nine months ended December 31, 2020, the increase in billable expenses was primarily attributable to an increase in use of subcontractors driven by client demand, partially offset by decreases in expenses from contracts which require the Company to incur direct and travel expenses on behalf of clients. The impact of COVID-19 drove volatility in the timing and magnitude of billable expenses.

Operating income increased 9.0% to $184.3 million in the three months ended December 31, 2020 from $169.0 million in the three months ended December 31, 2019, which reflects an increase in operating margin to 9.7% from 9.1%. Operating income increased 12.2% to $583.4 million in the nine months ended December 31, 2020 from $520.1 million in the nine months ended December 31, 2019, while operating margin increased from 9.5% to 9.9%. The increases in the operating income for three months and nine months ended December 31, 2020 were primarily driven by the same factors as growth in revenue, strong contract level performance, ongoing cost management efforts, and reductions in certain types of expenses, like travel and meetings. These were partially offset by the inability to recognize revenue on, or bill for, fee on certain contracts involving a ready workforce of approximately $2.0 million for the three months ended December 31, 2020 and approximately $21.0 million for the nine months ended December 31, 2020. The Company also incurred incremental legal costs during the three and nine months ended December 31, 2020 in response to the U.S. Department of Justice investigation and matters which purport to relate to the investigation, a portion of which was offset by the receipt of insurance reimbursements. We expect to incur additional costs in the future. Based on the information currently available, the Company is not able to reasonably estimate the expected long-term incremental legal costs or amounts that may be reimbursed associated with this investigation and these related matters.
We are monitoring the evolving situation related to the COVID-19 outbreak and vaccine rollout and we continue to work with our stakeholders to assess further possible implications to our business and to take actions in an effort to mitigate adverse consequences. To protect employee health and safety while COVID-19 remains a threat, we plan to continue to deliver a majority of our services to clients via telework for the foreseeable future. In cases where telework options or effectiveness are limited, we are working closely with clients to achieve safe return plans guided by federal, state and local policies and advice from other experts. We are also working closely with our clients, where classified work is concentrated, to retain continuity of service and ensure a ready workforce. We expect to continue to be impacted by the inability of certain employees to perform their contract requirements at their designated work locations due to facility closures or restrictions as a result of COVID-19 and cannot perform such work remotely. While the CARES Act contains a provision that allows federal contractors to seek specified reimbursement for certain employees who are unable to perform their contract requirements due to government restrictions and we have been reimbursed for certain of these costs, such provision does not require the government to reimburse a contractor and reimbursements are also subject to limitations and do not currently extend past March 31, 2021. As a result, we believe that some of our costs incurred prior to the passage of the CARES Act for certain employees who are unable to perform their contract requirements due to government restrictions will not be reimbursed. However, going forward we do not expect such non-reimbursed fees to have a material impact on earnings as the majority of our affected workforce have returned to client site offices or may do so prior to March 31, 2021. Through December 31, 2020, we have withheld recognition of revenue associated with these amounts at risk of not being reimbursed. Although we cannot currently predict the overall impact of the COVID-19 outbreak and vaccine rollout, the longer the duration of the event, the more likely it is that it could have an adverse effect on our business, financial position, results of operations, billable expenses, and/or cash flows.

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
•"Adjusted Net Income" represents net income before: (i) transaction costs, fees, losses, and expenses, including fees associated with debt prepayments, (ii) supplemental employee benefits due to the COVID-19 outbreak, (iii) research and development tax credit, (iv) release of income tax reserves, (v) loss on debt extinguishment and (vi) amortization of debt issuance costs, in each case net of the tax effect where appropriate calculated using an assumed effective tax rate. We prepare Adjusted Net Income to eliminate the impact of items, net of tax, we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature.
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

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except share and per share data)	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Revenue, Excluding Billable Expenses
Revenue	$1,904,020	$1,849,441	$5,879,658	$5,494,194
Billable expenses	577,059	600,522	1,729,788	1,691,543
Revenue, Excluding Billable Expenses	$1,326,961	$1,248,919	$4,149,870	$3,802,651
Adjusted Operating Income
Operating Income	$184,257	$169,045	$583,365	$520,126
Transaction expenses (a)	—	1,069	—	1,069
COVID-19 supplemental employee benefits (b)	68	—	577	—
Adjusted Operating Income	$184,325	$170,114	$583,942	$521,195
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue & Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses
Net income	$144,371	$112,026	$409,781	$343,737
Income tax expense	21,612	34,697	102,418	106,993
Interest and other, net (c)	18,274	22,322	71,166	69,396
Depreciation and amortization	21,113	20,655	62,860	60,308
EBITDA	205,370	189,700	646,225	580,434
Transaction expenses (a)	—	1,069	—	1,069
COVID-19 supplemental employee benefits (b)	68	—	577	—
Adjusted EBITDA	$205,438	$190,769	$646,802	$581,503
Adjusted EBITDA Margin on Revenue	10.8%	10.3%	11.0%	10.6%
Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses	15.5%	15.3%	15.6%	15.3%
Adjusted Net Income
Net income	$144,371	$112,026	$409,781	$343,737
Transaction expenses (a)	—	1,069	—	1,069
COVID-19 supplemental employee benefits (b)	68	—	577	—
Research and development tax credit (d)	—	—	(2,928)	—
Release of income tax reserves (e)	—	—	(29)	—
Loss on debt extinguishment (f)	—	—	13,239	—
Amortization and write-off of debt issuance costs and debt discount	705	886	1,722	1,945
Adjustments for tax effect (g)	(201)	(509)	(4,040)	(784)
Adjusted Net Income	$144,943	$113,472	$418,322	$345,967
Adjusted Diluted Earnings Per Share
Weighted-average number of diluted shares outstanding	138,886,119	141,558,427	138,932,125	141,348,635
Adjusted Net Income Per Diluted Share (h)	$1.04	$0.80	$3.01	$2.45
Free Cash Flow
Net cash provided by operating activities	$232,935	$99,780	$798,959	$366,459
Less: Purchases of property, equipment and software	(15,949)	(30,734)	(54,033)	(90,712)
Free Cash Flow	$216,986	$69,046	$744,926	$275,747
(a)Fiscal 2020 debt refinancing costs incurred in connection with the refinancing transactions consummated on November 26, 2019.
(b)Represents the supplemental contribution to employees' dependent care FSA accounts in response to the COVID-19 outbreak.

(c)Reflects the combination of Interest expense and Other (expense) income, net from the condensed consolidated statement of operations.
(d)Reflects tax credits, net of reserves for uncertain tax positions, recognized in fiscal 2021 related to an increase in research and development credits available for fiscal years 2016 to 2019.
(e)Release of pre-acquisition income tax reserves assumed by the Company in connection with the Carlyle acquisition.
(f)Reflects the loss on debt extinguishment resulting from the redemption of Booz Allen Hamilton Inc.'s 5.125% Senior Notes due 2025 (the "2017 Senior Notes"), including $9.0 million of the premium paid at redemption, and write-off of the unamortized debt issuance cost. See Note 8 to our condensed consolidated financial statements for more information.
(g)Reflects the tax effect of adjustments at an assumed effective tax rate of 26%, which approximates the blended federal and state tax rates, and consistently excludes the impact of other tax credits and incentive benefits realized.
(h)Excludes adjustments of approximately $0.9 million and $2.3 million of net earnings for the three and nine months ended December 31, 2020, respectively, and excludes adjustments of approximately $0.6 million and $1.8 million of net earnings for the three and nine months ended December 31, 2019, respectively associated with the application of the two-class method for computing diluted earnings per share.
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
•uncertainty around the timing, extent, nature and effect of Congressional and other U.S. government actions to approve funding of the U.S. government, address budgetary constraints, including caps on the discretionary budget for defense and non-defense departments and agencies, as established by the Bipartisan Budget Control Act of 2011 ("BCA") and subsequently adjusted by the American Taxpayer Relief Act of 2012, the Bipartisan Budget Act of 2013, the Bipartisan Budget Act of 2015, the Bipartisan Budget Act of 2018, and the Bipartisan Budget Act of 2019 and address the ability of Congress to determine how to allocate the available budget authority and pass appropriations bills to fund both U.S. government departments and agencies that are, and those that are not, subject to the caps;
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

•the extent, nature and effect of the COVID-19 outbreak, including the impact on federal budgets, current and pending procurements, supply chains, demand for services, deployment and productivity of our employees and the economic and societal impact of a pandemic, and the expected continued volatility in billable expenses;
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

The table below presents the percentage of total revenue for each type of contract:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Cost-reimbursable	57%	57%	56%	57%
Time-and-materials	24%	23%	25%	23%
Fixed-price	19%	20%	19%	20%

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
Our People
Revenue from our contracts is derived from services delivered by consulting staff and, to a lesser extent, from our subcontractors. Our ability to hire, retain, and deploy talent with skills appropriately aligned with client needs is critical to our ability to grow our revenue. We continuously evaluate whether our talent base is properly sized and appropriately compensated, and contains an optimal mix of skills to be cost competitive and meet the rapidly evolving needs of our clients. We seek to achieve that result through recruitment and management of capacity and compensation. As of December 31, 2020 and 2019, we employed approximately 27,600 and 27,200 people, respectively, of which approximately 24,700 and 24,300, respectively, were consulting staff.
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

The following table summarizes the value of our contract backlog at the respective dates presented:

	As of December 31,
	2020	2019
	(In millions)
Backlog:
Funded	$3,620	$3,521
Unfunded	5,971	5,308
Priced options	13,695	13,128
Total backlog	$23,286	$21,957
Our total backlog consists of remaining performance obligations, certain orders under contracts for which the period of performance has expired, and unexercised option period and other unexercised optional orders. As of December 31, 2020 and March 31, 2020, the Company had $7.5 billion and $6.3 billion, respectively, of remaining performance obligations and we expect to recognize more than half of the remaining performance obligations at December 31, 2020 as revenue over the next 12 months, and approximately three quarters over the next 24 months. The remainder is expected to be recognized thereafter. However, given the uncertainties discussed below, as well as the risks described in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all. Our backlog includes orders under contracts that in some cases extend for several years. The U.S. Congress generally appropriates funds for our clients on a yearly basis, even though their contracts with us may call for performance that is expected to take a number of years to complete. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until the U.S. Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.
We view growth in total backlog and consulting staff headcount as the two key measures of our potential business growth. Growing and deploying consulting staff is the primary means by which we are able to achieve profitable revenue growth. To the extent that we are able to hire additional consulting staff and deploy them against funded backlog, we generally recognize increased revenue. Total backlog increased by 6.1% from December 31, 2019 to December 31, 2020. Additions to funded backlog during the twelve months ended December 31, 2020 totaled $7.9 billion in comparison to $7.3 billion for the comparable period in 2019, as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options. We report internally on our backlog on a monthly basis and review backlog upon occurrence of certain events to determine if any adjustments are necessary.
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
In addition, contract backlog includes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the funded backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a predetermined expiration date such as the end of the U.S. government's fiscal year. The revenue value of orders included in contract backlog that has not been recognized as revenue due to period of performance expirations has not exceeded approximately 5.3% of total backlog as of December 31, 2020 and any of the four preceding fiscal quarters.
We expect to recognize revenue from a substantial portion of funded backlog as of December 31, 2020 within the next twelve months. However, given the uncertainties discussed above, as well as the risks described in Part I, Item 1A, of our

Annual Report on Form 10-K , we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all.
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

Results of Operations
The following table sets forth items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended December 31,		Percent	Nine Months Ended December 31,		Percent
	2020	2019	Change	2020	2019	Change
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
	(In thousands)			(In thousands)
Revenue	$1,904,020	$1,849,441	3.0%	$5,879,658	$5,494,194	7.0%
Operating costs and expenses:
Cost of revenue	866,771	813,500	6.5%	2,758,270	2,498,096	10.4%
Billable expenses	577,059	600,522	(3.9)%	1,729,788	1,691,543	2.3%
General and administrative expenses	254,820	245,719	3.7%	745,375	724,121	2.9%
Depreciation and amortization	21,113	20,655	2.2%	62,860	60,308	4.2%
Total operating costs and expenses	1,719,763	1,680,396	2.3%	5,296,293	4,974,068	6.5%
Operating income	184,257	169,045	9.0%	583,365	520,126	12.2%
Interest expense	(20,878)	(24,231)	(13.8)%	(60,900)	(75,281)	(19.1)%
Other (expense) income, net	2,604	1,909	36.4%	(10,266)	5,885	NM
Income before income taxes	165,983	146,723	13.1%	512,199	450,730	13.6%
Income tax expense	21,612	34,697	(37.7)%	102,418	106,993	(4.3)%
Net income	$144,371	$112,026	28.9%	$409,781	$343,737	19.2%
NM - Not meaningful.
Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019
Revenue
Revenue increased to $1,904.0 million from $1,849.4 million, or a 3.0% increase, primarily driven by growth in client demand and headcount to meet that demand. The Company also benefited from higher staff utilization over the prior year period driven by fewer PTO days taken by our employees which resulted in increases in our direct labor and corresponding generation of revenue growth. Total headcount as of December 31, 2020 increased approximately 390 as compared to December 31, 2019. Revenue growth for the quarter was negatively impacted by lower billable expenses.
Cost of Revenue
Cost of revenue increased to $866.8 million from $813.5 million, or a 6.5% increase. The increase was primarily due to increases in salaries and salary-related benefits of $55.3 million, driven by increased headcount and annual base salary increases. Cost of revenue as a percentage of revenue was 45.5% and 44.0% for the three months ended December 31, 2020 and 2019, respectively.
Billable Expenses
Billable expenses decreased to $577.1 million from $600.5 million, or a 3.9% decrease, primarily attributable to a decrease in the use of subcontractors driven by client demand and timing of client needs, and decreases in expenses from contracts which require the Company to incur travel and other direct expenses on behalf of clients as compared to the prior year period. The impact of COVID-19, including on travel, drove volatility in the timing and magnitude of billable expenses. Billable expenses as a percentage of revenue were 30.3% and 32.5% for the three months ended December 31, 2020 and 2019, respectively.
General and Administrative Expenses
General and administrative expenses increased to $254.8 million from $245.7 million, or a 3.7% increase, primarily due to increases in salaries and salary-related benefits of $12.4 million, partially offset by decreases in other business expenses and professional fees of $8.9 million. General and administrative expenses as a percentage of revenue were 13.4% and 13.3% for the three months ended December 31, 2020 and 2019, respectively.

Depreciation and Amortization
Depreciation and amortization increased to $21.1 million from $20.7 million, or a 2.2% increase, primarily due to increases in depreciation expense resulting from the effects of higher capital expenditures in fiscal 2020.
Interest Expense
Interest expense decreased to $20.9 million from $24.2 million, or a 13.8% decrease, primarily due to a decrease in 1 Month LIBOR, the benchmark interest rate under our Secured Credit Facility, and a reduction in expense of $2.0 million as a result of the repayment of the remaining Deferred Payment Obligation balance in December 2019.
Other Expense (Income), net
Other expense (Income), net increased to a $2.6 million net other income from a $1.9 million net other income primarily due to the net gain of $3.1 million recognized from the sale of certain company assets.
Income Tax Expense
Income tax expense decreased to $21.6 million from $34.7 million, primarily due to the release of $10.2 million in reserves for uncertain tax positions related to the acquisition of eGov Holdings, Inc. (d/b/a/ Aquilent), established in the fourth quarter of fiscal 2017, due to the expiration of the statute of limitations. This was partially offset by an increase in pre-tax income as compared to the prior year period. The effective tax rate decreased to 13.0% for the three months ended December 31, 2020 from 23.6% for the three months ended December 31, 2019.
Nine Months Ended December 31, 2020 Compared to Nine Months Ended December 31, 2019
Revenue
Revenue increased to $5,879.7 million from $5,494.2 million, or a 7.0% increase, primarily driven by growth in client demand and headcount to meet that demand. The Company also benefited from higher staff utilization over the prior year periods driven by fewer PTO days taken by our employees which resulted in increases in our direct labor and corresponding generation of revenue growth. Revenue growth for the year-to-date period benefited from an overall increase in billable expenses.
Cost of Revenue
Cost of revenue increased to $2,758.3 million from $2,498.1 million, or a 10.4% increase. The increase was primarily due to increases in salaries and salary-related benefits of $198.8 million primarily driven by increased headcount and annual base salary increases. Cost of revenue as a percentage of revenue was 46.9% and 45.5% for the nine months ended December 31, 2020 and 2019, respectively.
Billable Expenses
Billable expenses increased to $1,729.8 million from $1,691.5 million, or a 2.3% increase, primarily attributable to an increase in use of subcontractors driven by client demand. The increase was partially offset by decreases in expenses from contracts which require the Company to incur direct and travel expenses on behalf of clients compared to the prior year period. The impact of COVID-19 drove volatility in the timing and magnitude of billable expenses. Billable expenses as a percentage of revenue were 29.4% and 30.8% for the nine months ended December 31, 2020 and 2019, respectively.
General and Administrative Expenses
General and administrative expenses increased to $745.4 million from $724.1 million, or a 2.9% increase primarily due to increases in salary and salary related benefits of $23.1 million, partially offset by decreases in other business expenses and professional fees of $10.0 million. General and administrative expenses as a percentage of revenue were 12.7% and 13.2% for the nine months ended December 31, 2020 and 2019, respectively.
Depreciation and Amortization
Depreciation and amortization increased to $62.9 million from $60.3 million, or a 4.2% increase, primarily due to increases in depreciation expense resulting from the effects of higher capital expenditures in fiscal 2020.
Interest Expense
Interest expense decreased to $60.9 million from $75.3 million, or a 19.1% decrease, primarily due to a decrease in 1 Month LIBOR, the benchmark interest rate under our Secured Credit Facility, and a reduction in expense of $6.0 million as a result of the repayment of the remaining Deferred Payment Obligation balance in December 2019.

Other Expense (Income), net
Other expense (Income), net decreased to a $10.3 million net other expense from a $5.9 million net other income, primarily due to the loss on debt extinguishment resulting from the redemption of the 2017 Senior Notes, including $9.0 million of the premium paid at redemption, and write-off of the unamortized debt issuance cost. This was partially offset by net gains of $5.1 million recognized from the Company's sale of certain customer contracts and other assets.
Income Tax Expense
Income tax expense decreased to $102.4 million from $107.0 million, primarily due to the release of $10.2 million in reserves for uncertain tax positions related to the acquisition of eGov Holdings, Inc. (d/b/a/ Aquilent), established in the fourth quarter of fiscal 2017, due to the expiration of the statute of limitations. This was partially offset by an increase in pre-tax income as compared to the prior year period. The effective tax rate decreased to 20.0% for the nine months ended December 31, 2020 from 23.7% for the nine months ended December 31, 2019.

Liquidity and Capital Resources
The following table presents selected financial information as of December 31, 2020 and March 31, 2020 and for the first nine months of fiscal 2021 and 2020:

	December 31, 2020	March 31, 2020
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$1,341,301	$741,901
Total debt	2,375,007	2,185,844

	Nine Months Ended December 31,
	2020	2019
	(Unaudited)	(Unaudited)
	(In thousands)
Net cash provided by operating activities	$798,959	$366,459
Net cash used in investing activities	(122,855)	(90,712)
Net cash provided by (used in) financing activities	(76,704)	137,084
Total increase in cash and cash equivalents	$599,400	$412,831
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
Operating Cash Flow
Net cash provided by operations is primarily affected by the overall profitability of our contracts, our ability to invoice and collect cash from clients in a timely manner, our ability to manage our vendor payments and the timing of cash paid for income taxes. Continued uncertainty in global economic conditions may also affect our business as customers and suppliers may decide to downsize, defer, or cancel contracts, which could negatively affect the operating cash flows. Net cash provided by operations was $799.0 million in the nine months ended December 31, 2020 compared to $366.5 million in the prior year period, or a 118.0% increase. The increase in operating cash flows was primarily due to strong cash collections of our revenue growth, working capital management, and lower cash taxes due to the carryover of research and development credits claimed in fiscal 2020. Lower cash disbursements also contributed to third quarter performance, driven by cost management and lower expenses primarily attributable to COVID-19.
Investing Cash Flow
Net cash used in investing activities was $122.9 million in the nine months ended December 31, 2020 compared to $90.7 million in the prior year period, or a 35.4% increase. The increase in net cash used in investing activities was due to a $72.2 million strategic minority investment made by the Company during the three months ended December 31, 2020. This was partially offset by a decrease in capital expenditures over the prior period as well as proceeds from the sale of certain Company assets. The decrease in capital expenditures reflects a shift away from facilities investment towards technology and tools needed to support the virtual work environment. Additionally, we continue to modernize our corporate information technology infrastructure and are in the rigorous testing phase prior to the implementation of a new financial management system.

Financing Cash Flow
Net cash used in financing activities was $76.7 million in the nine months ended December 31, 2020 compared to $137.1 million in net cash provided by financing activities in the prior year period. The increase in net cash used in financing activities was primarily due to the following:
•Increases in share repurchases of $106.2 million as compared to the prior year period
•Increases in dividends paid of $26.9 million as compared to the prior year period
•Proceeds of $400.0 million from drawing down on our Delayed Draw Facility in the prior year period, not present in the current year
The above were partially offset by:
•Net proceeds of $341.5 million received from the issuance of the Senior Notes during the second quarter of fiscal 2021
•Repayment of the remaining deferred payment obligation balance of $80.0 million in the prior year period, not present in the current year
Dividends and Share Repurchases
On January 29, 2021, the Company announced a regular quarterly cash dividend in the amount of $0.37 per share. The quarterly dividend is payable on March 2, 2021 to stockholders of record on February 12, 2021.
During the three and nine months ended December 31, 2020, quarterly dividends of $0.31 and $0.93 per share, respectively, were declared and paid totaling $43.0 million and $129.9 million, respectively. During the three and nine months ended December 31, 2019, quarterly dividends of $0.27 and $0.73 per share, respectively, were declared and paid totaling $38.1 million and $102.9 million, respectively.
On December 12, 2011, the Board of Directors approved a $30.0 million share repurchase program, which was further increased by the Board of Directors on (i) January 27, 2015 to $180.0 million, (ii) January 25, 2017 to $410.0 million, (iii) November 2, 2017 to $610.0 million, (iv) May 24, 2018 to $910.0 million, and (v) May 23, 2019 to $1,310.0 million. On January 27, 2021, the Board of Directors approved an additional increase to our share repurchase authorization of $400.0 million to $1,710.0 million. The Company may repurchase shares pursuant to the program by means of open market repurchases, directly negotiated repurchases or through agents acting pursuant to negotiated repurchase agreements. During fiscal 2021, the Company purchased 1.6 million shares of the Company's Class A Common Stock for an aggregate of $123.4 million. As of January 27, 2021, giving effect to the increase in the share repurchase authorization, the Company had approximately 746500000 of remaining capacity under its repurchase program.
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
Prior to the Seventh Amendment, approximately $389.0 million was outstanding under Term Loan B. Pursuant to the Seventh Amendment, certain lenders converted their existing Term Loan B loans into a new tranche of Term Loan B loans in an aggregate amount, along with Term Loan B loans advanced by certain new lenders, of approximately $389.0 million (the “New Refinancing Tranche B Term Loans”). The proceeds from the new lenders were used to prepay in full all of the existing Term Loan B loans that were not converted into the new Term Loan B tranche. Voluntary prepayments of the New Refinancing Tranche B Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty. The other terms of the New Refinancing Tranche B Term Loans are generally the same as the existing Term Loan B prior to the Seventh Amendment.

As of December 31, 2020, the Credit Agreement provided Booz Allen Hamilton with a $1,308.3 million Term Loan A, a $385.2 million Term Loan B, and $500.0 million in New Revolving Commitments with a sub-limit for letters of credit of $100.0 million (collectively, the "Secured Credit Facility"). As of December 31, 2020, the maturity date of Term Loan A and the termination date for the Revolving Credit Facility was July 23, 2023 and the maturity date of Term Loan B was November 26, 2026. Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement are secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement and related documentation. Subject to specified conditions, without the consent of the then-existing lenders (but subject to the receipt of commitments), the Term Loans or the Revolving Credit Facility may be expanded (or a new term loan facility or revolving credit facility added to the existing facilities) by up to (i) the greater of (x) $627 million and (y) 100% of consolidated EBITDA of Booz Allen Hamilton, as of the end of the most recently ended four quarter period for which financial statements have been delivered pursuant to the Credit Agreement plus (ii) the aggregate principal amount under which pro forma consolidated net secured leverage remains less than or equal to 3.50:1.00.
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
Booz Allen Hamilton occasionally borrows under the Revolving Credit Facility in anticipation of cash demands. During the first, second and third quarters of fiscal 2021 and 2020, Booz Allen Hamilton accessed no amounts of its $500.0 million Revolving Credit Facility. As of March 31, 2020, $100.0 million was outstanding on the Revolving Credit Facility which was repaid in June 2020. As of December 31, 2020, no amounts were outstanding on the Revolving Credit Facility.
The Credit Agreement requires quarterly principal payments of 1.25% of the stated principal amount of Term Loan A until maturity and quarterly principal payments of 0.25% of the stated principal amount of Term Loan B until maturity.
Booz Allen Hamilton also has agreed to pay customary letter of credit and agency fees. As of December 31, 2020 and March 31, 2020, Booz Allen Hamilton was contingently liable under open standby letters of credit and bank guarantees issued by its banks in favor of third parties that totaled $10.3 million and $9.7 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. For both December 31, 2020 and March 31, 2020, approximately $0.9 million, of these instruments reduced the available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $20.0 million facility of which $10.5 million and $6.2 million, respectively, was available to Booz Allen Hamilton at December 31, 2020 and March 31, 2020. As of December 31, 2020, Booz Allen Hamilton had $499.0 million of capacity available for additional borrowings under the Revolving Credit Facility.
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants include limitations on the following, in each case subject to certain exceptions: (i) indebtedness and liens; (ii) mergers, consolidations or amalgamations, liquidations, wind-ups or dissolutions, and disposition of all or substantially all assets; (iii) dispositions of property; (iv) restricted payments; (v) investments; (vi) transactions with affiliates; (vii) change in fiscal periods; (viii) negative pledges; (ix) restrictive agreements; (x) line of business; and (xi) speculative hedging. The events of default include the following, in each case subject to certain exceptions: (a) failure to make required payments under the Secured Credit Facility; (b) material breaches of representations or warranties under the Secured Credit Facility; (c) failure to observe covenants or agreements under the Secured Credit Facility; (d) failure to pay or default under certain other material indebtedness; (e) bankruptcy or insolvency; (f) certain Employee Retirement Income Security Act, or ERISA events; (g) certain material judgments; (h) actual or asserted invalidity of the Guarantee and Collateral Agreements or the other security documents or failure of the guarantees or perfected liens thereunder; and (i) a change of control. Booz Allen Hamilton is required to meet certain financial covenants at each quarter end, namely Consolidated Net Total Leverage and Consolidated Net Interest Coverage Ratios. As of December 31, 2020 and March 31, 2020, we were compliant with these covenants.
For the three months ended December 31, 2020 and 2019, interest payments of $5.6 million and $12.0 million were made for Term Loan A and $1.9 million and $3.7 million were made for Term Loan B, respectively. For the nine months ended December 31, 2020 and 2019, interest payments of $18.3 million and $39.2 million were made for Term Loan A and $6.0 million and $12.5 million were made for Term Loan B, respectively.

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
Borrowings under the Term Loans and, if used, the Revolving Credit Facility, incur interest at a variable rate. In accordance with Booz Allen Hamilton's risk management strategy, Booz Allen Hamilton executed a series of interest rate swaps. As of December 31, 2020, Booz Allen Hamilton had interest rate swaps with an aggregate notional amount of $1.0 billion. These instruments hedge the variability of cash outflows for interest payments on the floating portion of the Company's debt. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense (See Note 9 to our condensed consolidated financial statements).
Capital Structure and Resources
Our stockholders’ equity amounted to $1,073.3 million as of December 31, 2020, an increase of $216.9 million compared to stockholders’ equity of $856.4 million as of March 31, 2020. The increase was primarily due to net income of $409.8 million for the nine months ended December 31, 2020, stock-based compensation expense of $41.0 million, and issuance of common stock of $13.4 million, partially offset by $129.9 million in quarterly dividend payments and $132.6 million in treasury stock resulting from the repurchase of shares of our Class A Common Stock during the nine months ended December 31, 2020.
Off-Balance Sheet Arrangements
As of December 31, 2020, we did not have any material off-balance sheet arrangements.

Capital Expenditures
Since we do not own any of our facilities, our capital expenditure requirements primarily relate to the purchase of computers, management systems, furniture, and leasehold improvements to support our operations. Direct facility and equipment costs billed to clients are not treated as capital expenses. Our capital expenditures for the nine months ended December 31, 2020 and 2019 were $54.0 million and $90.7 million, respectively. The decrease in capital expenditures reflects a shift away from facilities investment towards technology and tools needed to support the virtual work environment. Additionally, we continue to modernize our corporate information technology infrastructure and are in the rigorous testing phase prior to the implementation of a new financial management system. We believe we are on track for a successful implementation in the next fiscal year, which will support the Company's growth into the future. Given the uncertainty surrounding the COVID-19 outbreak, we may adjust our capital expenditures in fiscal 2021 to support our business operations as we further develop our long term strategy on a safe return to work.
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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of December 31, 2020 and March 31, 2020, there were no material amounts accrued in the condensed consolidated financial statements related to these proceedings.
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
On November 13, 2017, a Verified Shareholder Derivative Complaint was filed in the United States District Court for the District of Delaware styled Celine Thum v. Rozanski et al., C.A. No. 17-cv-01638, naming the Company as a nominal defendant and numerous current and former officers and directors as defendants. The complaint asserts claims for breach of fiduciary duties, unjust enrichment, waste of corporate assets, abuse of control, gross mismanagement, and violations of Sections 14(a), 10(b) and 20(a) of the Exchange Act, purportedly relating to matters that are the subject of the DOJ investigation described above. The parties have stipulated to a stay of the proceedings pending the outcome of the securities litigation (described above), which the court so ordered on January 24, 2018. On December 12, 2019, the court ordered that the stay remain in effect and ordered the parties to submit periodic status reports. On May 27, 2020 and November 23, 2020, the parties submitted status reports stating that plaintiff believes the stay should remain in effect and defendants do not object to the stay remaining in effect. At this stage of the lawsuit, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with the lawsuit.

Item 1A.    Risk Factors
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 filed with the Securities and Exchange Commission on May 26, 2020.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table shows the share repurchase activity during the three months ended December 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 2020	151,708	$78.56	151,708	$376,554,700
November 2020	1,176	$79.84	1,176	$376,460,802
December 2020	169,681	$88.40	169,681	$361,460,814
Total	322,565		322,565

(1)On December 12, 2011, the Board of Directors approved a $30.0 million share repurchase program, which was further increased by the Board of Directors on (i) January 27, 2015 to $180.0 million, (ii) January 25, 2017 to $410.0 million, (iii) November 2, 2017 to $610.0 million, (iv) May 24, 2018 to $910.0 million, and (v) May 23, 2019 to $1,310.0 million. On January 27, 2021, the Board of Directors approved an additional increase to our share repurchase authorization of $400.0 million to $1,710.0 million. A special committee of the Board of Directors was appointed to evaluate market conditions and other relevant factors and initiate repurchases under the program from time to time. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice.

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
On January 27, 2021, the Board of Directors amended and restated the Company’s bylaws (the “Bylaws”) to change the voting standard for any amendments to the Bylaws from a vote of 2/3 of the votes entitled to vote at any annual or special meeting of the Company’s shareholders to a majority of the Company’s outstanding voting shares. The foregoing description of the Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Bylaws, a copy of which is filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6.    Exhibits

Exhibit Number	Description

3.2	Fifth Amended and Restated Bylaws of Booz Allen Hamilton Holding Corporation*

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)*

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)*

101
The following materials from Booz Allen Hamilton Holding Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended December 31, 2020 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2020 and March 31, 2020; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2020 and 2019; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2020 and 2019; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2020 and 2019; and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
___________________________________
*    Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Booz Allen Hamilton Holding Corporation
Registrant

Date: January 29, 2021	By:	/s/ Lloyd W. Howell, Jr.
Lloyd W. Howell, Jr. Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)