Form 10-K
period 2021-03-31
Booz Allen Hamilton Holding Corp
filed 2021-05-21
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-K
 ___________________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2021
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
None.
__________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of September 30, 2020, the last business day of the registrant's most recently completed second quarter, the aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates was $11,257,045,142.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of May 17, 2021
Class A Common Stock	135,407,562

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders scheduled for July 28, 2021 are incorporated by reference into Part III.

INTRODUCTORY NOTE
Unless the context otherwise indicates or requires, as used in this Annual Report on Form 10-K for the fiscal year ended March 31, 2021, references to: (i) “we,” “us,” “our,” or our “company” refer to Booz Allen Hamilton Holding Corporation, its consolidated subsidiaries and predecessors; (ii) “Booz Allen Holding” refers to Booz Allen Hamilton Holding Corporation, exclusive of its subsidiaries; (iii) “Booz Allen Investor” refers to Booz Allen Hamilton Investor Corporation, a wholly-owned subsidiary of Booz Allen Holding; (iv) “Booz Allen Hamilton” and "Booz Allen" refer to Booz Allen Hamilton Inc., our primary operating company and a wholly-owned subsidiary of Booz Allen Holding; and (v) “fiscal,” when used in reference to any twelve-month period ended March 31, refers to our fiscal years ended March 31. Unless otherwise indicated, information contained in this Annual Report is as of March 31, 2021. We have made rounding adjustments to reach some of the figures included in this Annual Report and, unless otherwise indicated, percentages presented in this Annual Report are approximate.
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
•changes in U.S. government spending, including a continuation of efforts by the U.S. government to decrease spending for management support service contracts, and mission priorities that shift expenditures away from agencies or programs that we support, or as a result of the presidential and administration transition;
•efforts by Congress and other U.S. government bodies to reduce U.S. government spending and address budgetary constraints and the U.S. deficit, as well as associated uncertainty around the timing, extent, nature, and effect of such efforts;
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
•failure to comply with numerous laws and regulations, including, but not limited to, the Federal Acquisition Regulation ("FAR"), the False Claims Act, the Defense Federal Acquisition Regulation Supplement, and FAR Cost Accounting Standards and Cost Principles;
•the effects of COVID-19 and other pandemics or widespread health epidemics, including disruptions to our workforce and the impact on government spending and demand for our solutions;
•our ability to compete effectively in the competitive bidding process and delays or losses of contract awards caused by competitors’ protests of major contract awards received by us;
•variable purchasing patterns under U.S. government General Services Administration Multiple Award schedule contracts, or GSA schedules, blanket purchase agreements and indefinite delivery, indefinite quantity, or IDIQ, contracts;
•the loss of GSA schedules or our position as prime contractor on government-wide acquisition contract vehicles, or GWACs;
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
•risks related to the implementation and operation of new financial management systems;

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
•risks related to changes to our operating structure, capabilities, or strategy intended to address client needs, grow our business, or respond to market developments;
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
•continued efforts to change how the U.S. government reimburses compensation related costs and other expenses or otherwise limits such reimbursements and an increased risk of compensation being deemed unreasonable and unallowable or payments being withheld as a result of U.S. government audit, review, or investigation;
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
A collaborative culture is an integral part of our unique operating model, which encourages our people to bring a diversity of ideas and talent to every client engagement. Building on our legacy of passionate client service and guided by our long-term growth strategy, we blend deep expertise in management consulting with advanced technical capabilities to deliver powerful solutions. By investing in markets, capabilities, and talent and building new business models, including ventures, partnerships, and product offerings, we believe we are creating sustainable quality growth for the Company.
Through our dedication to our clients' missions, and a commitment to evolving our business to address their needs, we have longstanding relationships with our clients, some more than 80 years. We support critical missions for a diverse base of federal government clients, including nearly all of the U.S. government’s cabinet-level departments, as well as increasingly for top-tier commercial and international clients. We support our federal government clients by helping them tackle their most complex and pressing challenges, such as protecting soldiers in combat and supporting their families, advancing cyber capabilities, keeping our national infrastructure secure, enabling and enhancing digital services, transforming the healthcare system, and improving governmental efficiency to achieve better outcomes. We serve commercial clients across industries including financial services, health and life sciences, energy, and technology. We have a presence in the Middle East and other international markets.
History and Corporate Structure
We were founded in 1914 by Edwin Booz, one of the pioneers of management consulting. In 1940, we began serving the U.S. government by advising the Secretary of the Navy in preparation for World War II. As the needs of our clients have grown more complex, we have expanded beyond our management consulting foundation to develop deep expertise in the fields of analytics, digital solutions, engineering, and cyber.
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
Our Institution and Operating Model
We operate as a single profit/loss center with a single bonus pool for leadership. Our operating model encourages collaboration allowing us to bring a mix of the best talent to every client engagement. Our partnership-style culture provides the operational flexibility necessary to quickly mobilize people and capabilities to react to market changes faster than our competitors. As a result, we can go to market as a whole company rather than as a collection of individual competing business units or profit centers. Our operating model also encourages and enables continuous investment in the right markets, capabilities, and talent to position the Company for further growth by anticipating what government and commercial clients will need next.
Across all markets, we address our clients’ complex and evolving needs by deploying multifaceted teams with a combination of deep mission understanding, market-leading functional capabilities, consulting talent, and true technical and engineering expertise. These client-facing teams, which are fundamental to our differentiated value proposition, better position us to create market-relevant growth strategies and plan for and meet current, future, and prospective market needs. They also help us identify and deliver against diverse client needs in a more agile manner. Our significant win rates during fiscal 2021 on new and re-competed contracts of 56% and 88%, respectively, as compared to 61% and 90%, respectively, in fiscal 2020 demonstrate the strength of this approach.
Human Capital
Purpose and Values. As one of the first organizations in the United States to adopt a formal code of business ethics, we have always believed that doing what’s right and holding ourselves and others accountable is the only way to do business. Our people exemplify our purpose to “empower people to change the world” and live our values:
•Ferocious Integrity: Do right; hold ourselves accountable
•Unflinching Courage: Speak truth to power; maintain convictions; bring bold thinking
•Passionate Service: Embrace the mission; build community through generosity; make meaningful connections; listen and act with empathy
•Collective Ingenuity: Find the biggest problem and solve it; be resourceful and creative; seek to make the biggest difference; harness the power of diversity; be devoted to the team
•Champion’s Heart: Crave being the best; bring joy to the pursuit; learn from failure; compete with passion
Our People. Our ability to deliver lasting value and results to our clients has always been, and continues to be, a product of the strong character, expertise, and tremendous passion of our people. Our approximately 27,700 employees work to solve hard problems by making our clients’ missions their own, combining decades of consulting and domain expertise with functional expertise in areas such as analytics, digital solutions, engineering, and cyber. Our talented people are supported by a culture of innovation, diversity, equity, and inclusion (DEI).
Diversity, Equity, and Inclusion. At Booz Allen, we are committed to enhancing opportunity for all of our people to achieve their full potential. Our DEI strategy centers on leading by example with transparency and inclusion, empowering potential by driving equitable access and outcomes, inspiring belonging and inclusion, and being a force for advancing equity and inclusion. In the summer of 2020, we announced our Race and Social Equity Agenda, which focuses on assessing our business practices and the impact on Black, Indigenous, and People of Color (BIPOC) individuals; increasing personal time and space for reflection and mental health; intensifying investment and accountability in BIPOC representation at all levels; accelerating our DEI learning and education programs; advancing social equity causes; and making racial and social equity a major element of our corporate philanthropy.
We foster the spirit of innovation and inclusion at Booz Allen through business opportunities, events, partnerships, programs, and tools that facilitate collaboration to tackle a common challenge or pitch new products and capabilities. It is the diversity of our employees that fuels this innovation and enhances the way we work by bringing a wealth of experiences and expertise to any challenge. We celebrate difference in all forms, building an environment of diversity, equity, and inclusion regardless of ethnicity, religion, gender, sexual orientation, age, or disability. Our Business Resource Groups, which are executive-sponsored organizations that any Booz Allen employee can join, illustrate our devotion to DEI by cultivating meaningful networks and development opportunities across locations, job roles, levels, and functional expertise; celebrating inclusive action through recognition programs; and attracting diverse talent to Booz Allen.
As of March 31, 2021, based upon voluntary self-reporting:
•36% of our global workforce identified as female, including 34% of senior management and 67% of executive leadership
•32% of our U.S. workforce identified as BIPOC, including 19% of senior management and 22% of executive leadership
•Nearly 27% of our employees are veterans
•Approximately 87% of our employees hold bachelor’s degrees; approximately 41% hold master’s degrees; and approximately 3% hold doctoral degrees
•Approximately 68% of our employees hold security clearances
•Of new employee hires, 30% globally identified as female and 37% in the U.S. identified as BIPOC
•Of employee departures, 30% globally identified as female and 35% in the U.S. identified as BIPOC
Talent Acquisition and Development. We attract and retain the best people by providing them with opportunities to grow, build skills, and be appreciated for their contributions as they work on our clients’ toughest challenges. We continuously invest in elements of our employee value proposition to ensure we remain an employer of choice in a highly competitive talent marketplace.

Our Total Rewards program shows our appreciation for our employeesʼ contributions, provides them with opportunities and choice, supports well-being, and helps them navigate work-life integration. To support a resilient, high-performing workforce, we invest in financial, emotional, and physical wellness. We offer financial and non-financial benefits and incentives built to expand our employees’ life pursuits, such as continuous learning through mentoring, upskilling and reskilling programs, including Company-funded FlexEd opportunities; paid and unpaid parental leave options for birth and adoptive primary and secondary caregivers; paid time off and holidays; and civic responsibilities leave.
Our employee value proposition creates a virtuous circle in which our employees know they are making a difference while growing their careers, which furthers their commitment to Booz Allen and in turn makes them ambassadors for future talent. Booz Allen has always recognized the importance of our people and culture, and we continue to build on that strong legacy as we support our employees to meet their full potential.
Employee Engagement. We conduct an annual Employee Experience Survey (EES), which measures, among other factors, our employees’ impression of the inclusiveness of our work environment. The EES results provide insights into how employees experience Booz Allen and our culture, helping our leaders better understand areas of opportunity and areas for greater attention.
In fiscal 2021, as the impact of COVID-19 rapidly spread, we focused our attention on keeping each other, our families, and our clients safe; supporting our clients’ vital missions; and protecting our business. We conducted surveys of our employees to understand how we could best help them, and we launched a pandemic resilience program that committed $100 million of support for our employees and the communities where they live and work, including major benefit programs enhancements, financial and job security, enhanced caregiver support, and telework resources.
Community Engagement. Our community engagement efforts bring our corporate purpose to life, empowering our people to change their worlds, deploying Booz Allen's capabilities to make a difference in the places where we live and work. We maintain strong connections to these communities—creating positive impact through outreach, recruitment, advocacy, philanthropy, pro bono service, and volunteerism—all with a focus on creating pathways to resilience by connecting people, organizations, and communities with transformational innovation and technological solutions that power human potential and create a secure future for all.
Our community engagement activities enhance our impact on society and create meaningful opportunities for our employees, who cite these programs as a source of pride and connection to Booz Allen. We take steps through oversight, technology solutions, and enterprise-wide policies to mitigate any business risks that could arise through these activities. To this end, we seek to affiliate only with organizations that are responsible stewards of corporate and employee contributions of time and money and that share our values, such as our commitment to diversity, equity, and inclusion.
Awards and Recognition. The importance we place on our people continues to receive external recognition. Ethisphere, a global leader in defining and advancing ethical business practices, has once again recognized Booz Allen as one of the World’s Most Ethical Companies. For the eleventh consecutive year, Booz Allen has received a perfect score on the Corporate Equality Index, a national benchmarking survey on corporate policies and practices related to LGBTQ workplace equality administered by the Human Rights Campaign Foundation, as well as designation as a “Best Place to Work for LGBTQ Equality.” In addition, for the sixth consecutive year, Booz Allen received a perfect score on the Disability Equality Index, and has been named a Disability Equality Index “Best Place to Work for Disability Inclusion.” Our inclusive culture has been further recognized by MilitarySpouse as “Top 10 Military Spouse Friendly Employers,” by Military Times as “Best for Vets,” on the “Working Mother Top 100,” and by Forbes as a “Best Employer for Veterans,” a “Best Employer for Diversity,” and a “Best Company for Women.” We were also proud recipients of the Washington Business Journal’s Corporate Philanthropy Award.
We have also been honored with industry awards that showcase our employer brand, including recognition by Forbes as one of “America’s Best Employers” and a “Best Management Consulting Firm,” achieving a tenth consecutive year as one of Fortune’s “World’s Most Admired Companies,” receipt of the U.S. Small Business Association’s Dwight D. Eisenhower “Award for Excellence,” #4 ranked on Vault’s Consulting 50 and in the top 10 of Vault’s Most Prestigious Consulting Firms, #4 ranked “Best Places to Work in IT” by Computer World and Insider Pro, and #26 ranked “Largest Global Defense Contractor” by DefenseNews.
Functional Service Offerings
We offer five functional service offerings supported by continued investment and innovation that drive our capacity to meet market demand today and into the future. We provide a range of technical capabilities that have had an enduring impact for our clients, our people, and the communities where we live and work.
Our functional service offerings are summarized below:
•Consulting focuses on the talent and expertise needed to solve client problems and develop mission-oriented solutions for specific domains, business strategies, human capital, and operations through new and innovative approaches. We help clients boost organizational performance, deploy new technologies in smart ways, and change and streamline processes to achieve better outcomes.
•Analytics focuses on transformational solutions that deliver ethical and responsible outcomes in the areas of artificial intelligence (AI), such as machine learning, deep learning; data science, such as data engineering and predictive modeling; automation and decision analytics; and emerging areas, such as quantum computing. We pioneer holistic approaches to apply these technologies to create and sustain data-driven organizations, with a focus not only on data and technology, but also the people and culture, to drive real outcomes. We act as our clients' trusted advisor, assisting them with building and operationalizing scalable analytics and AI systems based on our deep experience in a complex and evolving AI landscape.
•Digital Solutions combines the power of modern systems development techniques and cloud platforms with the power of machine learning to transform customer and mission experiences. We blend in-depth client mission understanding and digital technical expertise with a consultative approach. We develop, design, and implement powerful solutions built on contemporary methodologies and modern architectures. We accelerate clients to open, cloud native environments, where capability can be securely developed and deployed at scale, and effort allocated toward data management challenges is redirected to analysis and insights.
•Engineering delivers engineering services and solutions to define, develop, implement, sustain, and modernize complex physical systems. We leverage mature engineering methodologies to solve our clients' most complex problems. We bring a holistic understanding of client needs and technical strategy as well as policy experts to deliver purpose-fit solutions to problems. Our engineering capabilities include external industry standard certifications, such as International Organization for Standardization 90001 and AS9100.
•Cyber focuses on active prevention, detection, and cost effectiveness. Active prevention includes methods of securing platforms and enterprises against cyber attacks. Detection is the instrumentation of networks to provide lead indicators of penetrations. Cost effectiveness includes our integrated engineering capabilities. Our cyber capabilities are rooted in decades of service to the U.S. federal intelligence community and today afford us the opportunity to maintain technical expertise in network security. With decades of mission intelligence combined with the most advanced tools available, we help clients understand the business value of cyber risk management and prepare for future cybersecurity needs with a lens toward efficiency and effectiveness.
Innovation and Solutions
We are developing transformative solutions that build lasting value for our clients and drive focused innovation to seed next generation businesses in the areas of artificial intelligence, immersive technologies, secure mobility, advanced engineering (such as directed energy), and customer-centric modern digital platforms. We are advancing and creating the infrastructure and mechanics for new and disruptive business models by enabling a vibrant innovation culture, bringing a solutions mindset to our marketplace and sales force, and by building the Company’s presence and brand in the external innovation ecosystem. As a gateway to driving innovation, our solutions combine market-prioritized needs with the Company’s capabilities and products. These solutions enhance future revenue opportunities, monetize the Company's intellectual property, and create differentiated business models and sales channels to drive greater value for our clients.
In addition, we have several acceleration functions that enable our investments and position us as an essential partner in the larger innovation ecosystem. We have a robust technology scouting team that monitors emerging technologies that can further government missions and informs where Booz Allen should "build, buy, or partner" within our own investment lifecycle. Our diverse business partner network then builds and maximizes relationships and go-to-market strategies with leading technology companies. Lastly, we maintain an active network of Innovation Centers and hubs that showcase our capabilities and solutions for clients, partners, and prospective talent—serving as physical instantiations of our commitment to galvanizing innovation with our clients and local communities.
Our Long-Term Growth Strategy
Vision 2020 was a comprehensive strategy to transform Booz Allen and create sustainable quality growth for the Company. Fiscal 2021 was the eighth and final year of implementing the strategy, the design of which reaches back to before the government market began to contract in 2011 and 2012. We anticipated the market downturn and set in place a strategy that would allow us to emerge in a strong position vis-à-vis our competitors. Under Vision 2020, we:
•Moved closer to the center of our clients’ core missions
•Increased the technical content of our work
•Attracted and retained superior talent in diverse areas of expertise
•Leveraged innovation to deliver complex, differentiated, end-to-end solutions

•Created a broad network of external partners and alliances
•Expanded into the commercial and international markets
The success of our strategy over the Vision 2020 implementation period can be seen in:
•Backlog growth, which achieved record levels during fiscal 2021 for the third consecutive year
•Headcount growth and a corresponding shift in our talent portfolio to more technical expertise in disciplines such as systems development, cyber, and analytics
•Industry-leading organic revenue growth
•Enhanced profitability and margin expansion
Toward the end of Vision 2020, we commenced a strategic review process that will inform the next iteration of our long-term growth strategy. We intend to share the details of this strategy during fiscal year 2022.
Our Clients
Booz Allen is committed to solving our clients’ toughest challenges, and we work with a diverse base of public and private sector clients across a number of industries in the U.S. and internationally.
Our clients call us to work on their hardest problems, such as delivering effective healthcare, protecting soldiers in combat and their families, and keeping our national infrastructure secure. We are investing in markets, capabilities, and talent and are building new business models through strategic ventures, partnerships, and product offerings.
Our government clients include most of the cabinet-level departments of the U.S. government. We also serve large commercial clients across industries including financial services, health and life sciences, energy, and technology to solve their hardest and most sophisticated cyber challenges, and have a growing portfolio of international clients.
A Large Addressable Market
We believe that the U.S. government is the world’s largest consumer of management and technology consulting services. According to the Congressional Budget Office and the U.S. Department of the Treasury, the U.S. government’s total spending for its fiscal year ended September 30, 2020 was $4.8 trillion. Memorandum baseline estimates for fiscal year 2020 indicate approximately $1.4 trillion was for discretionary budget authority, including $746 billion for the Department of Defense and intelligence community and $672 billion for civil agencies. Based on data from the Federal Procurement Data System, approximately $681.9 billion, including an estimated $35.3 billion in contract spending tied directly to the COVID-19 National Interest Action code (code P20C), of the U.S. government’s fiscal year 2020 discretionary outlays were non-intelligence agency funding-related products and services procured from private contractors. We estimate that $155.6 billion of the spending directed toward private contractors in U.S. government fiscal year 2020 was for management, technology, and engineering services, with $88.6 billion spent by the Department of Defense and $67.0 billion spent by civil agencies. The agencies of the U.S. intelligence community that we serve represent an additional market. These numbers also exclude a large addressable market for our services and capabilities in the global commercial markets where we have a modest footprint.
Highlights of Booz Allen’s fiscal 2021 are as follows:
•We derived 97% of our revenue from contracts where the end client was an agency or department of the U.S. government.
•We delivered services under 4,309 contracts and task orders.
•We derived 93% of our revenue in fiscal 2021 from engagements for which we acted as the prime contractor.
•We derived 13% of our revenue in fiscal 2021 from the Navy Marine Corps, which was the single largest client that we served in that year.

Selected Long-Term Client Relationships

Client (1)	Relationship Length (Years)
U.S. Navy	80+
U.S. Army	70+
Department of Energy	40+
U.S. Air Force	40+
National Security Agency	35+
Department of Homeland Security	35+
Federal Bureau of Investigation	25+
Internal Revenue Service	25+
Department of Health and Human Services	25+
National Reconnaissance Office	20+
A U.S. intelligence agency	20+

(1)Includes predecessor organizations.
Defense Clients
We are the premier digital integrator for the Department of Defense, blending decades of mission experience with state-of-the-art AI/ML, next-generation data solutions, networking, cyber, and advanced software development to help the department achieve information dominance. We bring our defense clients the best emerging technology to help them quickly and easily modernize, achieve interoperability, and win. We design open architectures to avoid vendor lock, lower lifecycle cost, and maintain a technological edge. Our technologists work hand-in-hand with our domain experts to build solutions that deliver the warfighter mission-critical information in today's digital battlespace.
We count among our many defense clients all four branches of the U.S. military, the Office of the Secretary of Defense, and the Joint Staff. Our key defense clients include the Army, Navy/Marine Corps, Air Force, and Joint Combatant Commands.
Revenue generated from defense clients was $3.9 billion, or approximately 49.6% of our revenue, in fiscal 2021 as compared to $3.6 billion, or approximately 47.3% of our revenue, in fiscal 2020. Revenue generated from defense clients also includes foreign military sales to non-U.S. government clients.
Intelligence Clients
We operate at the intersection of technology and mission understanding for our clients. We deliver innovative, high-value services, capabilities, and solutions that directly impact core national security missions across the Intelligence Community and national cyber mission providers. We leverage our knowledge of the mission and tailor our capabilities for our clients—our biggest driver is the demand for innovation, requiring us to be ahead of the pace of technology adoption. Technology is at the center of our clients' missions and ours—we are investing in emerging technologies like AI, zero trust cyber solutions, multi-cloud, and 5G to adapt ahead of adversaries. The national security workforce remains focused on what's next, blending cleared and uncleared talent across dispersed geographies, ensuring mission impact. Our combination of technology, innovation, and talent is helping to shape the future of our national security ecosystem.
Our intelligence clients are the 18 organizations of the U.S. Intelligence Community, to include independent agencies, the Department of Defense elements, such as the National Security Agency and Defense Intelligence Agency, and other departments or agencies.
Revenue generated from intelligence clients was $1.6 billion, or approximately 20.0% of our revenue, in fiscal 2021 as compared to $1.6 billion, or approximately 21.6% of our revenue, in fiscal 2020.

Civil Clients
Our civil work centers on the federal missions that are the highest priority to the domestic agenda, and we excel at helping our clients innovate their most-critical missions. From healthcare, homeland security and financial services to justice, law enforcement, energy, transportation, and benefits delivery, we work at the core of the mission to address our clients' most pressing needs.
Our major civil government clients include the Departments of Veterans Affairs, Health and Human Services, Treasury, Labor, Homeland Security, Justice, Energy, Commerce, and Transportation. Modernization, transformation, and reform are key needs of our clients, and we offer the technical expertise and mission understanding that is required to deliver innovative solutions to all our clients' needs across the civil portfolio.
Revenue generated from civil government was $2.2 billion, or approximately 27.8% of our revenue, in fiscal 2021, as compared to $2.0 billion, or approximately 27.1% of our revenue, in fiscal 2020.
Global Commercial Clients
Global commercial clients are comprised of U.S. commercial and international clients.
For our commercial clients, we combine our consulting heritage with cybersecurity practitioner experience gained from cyber incidents and challenges in the public and private sectors to deliver market-leading cyber defense solutions that include consulting and managed service. We serve commercial clients in a variety of industries including financial services, health and life sciences, energy, and technology.
For our international clients, we work alongside public and private sector leaders to help shape and execute their critical agendas.
Following the 2011 expiration of our non-competition agreement with our spun-off commercial business, we re-entered the Middle East and North Africa (MENA) and other international markets. Since re-entering these markets, our strategy and technology consultants have empowered our clients in these regions with the knowledge and experience they need to build their own local resources and capabilities.
Revenue generated from global commercial clients was $203.7 million, or approximately 2.6% of our revenue in fiscal 2021 as compared to $261.6 million, or approximately 4.0% of our revenue in fiscal 2020.
Contracts
Booz Allen’s approach has long been to ensure that we have prime or subcontractor positions on a wide range of contracts that allow clients maximum opportunity to access our services. Our diverse contract base provides stability to our business. This diversity shows that more than 80% of our revenue for fiscal 2021 was derived from 3,885 active task orders under indefinite delivery/indefinite quantity (IDIQ) contract vehicles. Our top IDIQ contract vehicle represented approximately 12.3% of our revenue in fiscal 2021. Our largest task order under an IDIQ contract vehicle accounted for approximately 3.1% of our revenue in fiscal 2021. Our largest definite contract represented approximately 3.0% of our revenue in fiscal 2021.
The U.S. government procures services through two predominant contracting methods: indefinite contract vehicles and definite contracts. Each of these is described below:
•Indefinite contract vehicles provide for the issuance by the client of orders for services or products under the terms of the contract. Indefinite contracts are often referred to as contract vehicles or ordering contracts. IDIQ contracts may be awarded to one contractor (single award) or several contractors (multiple award). Under a multiple award IDIQ contract, there is no guarantee of work as contract holders must compete for individual work orders. IDIQ contracts will often include pre-established labor categories and rates, and the ordering process is streamlined (usually taking less than a month from recognition of a need to an established order with a contractor). IDIQ contracts often have multiyear terms and unfunded ceiling amounts, thereby enabling but not committing the U.S. government to purchase substantial amounts of products and services from one or more contractors in a streamlined procurement process.
•Definite contracts call for the performance of specified services or the delivery of specified products. The U.S. government procures services and solutions through single award, definite contracts that specify the scope of services that will be delivered and identify the contractor that will provide the specified services. When an agency recognizes a need for services or products, it develops an acquisition plan, which details how it will procure those services or products. During the acquisition process, the agency may release a request for information to determine if qualified bidders exist, a draft request for a proposal to allow the industry to comment on the scope of work and acquisition strategy, and finally a formal request for a proposal. Following the evaluation of submitted proposals, the agency will award the contract to the winning bidder.

Listed below are our top IDIQ contracts for fiscal 2021 and the number of active task orders under these contracts as of March 31, 2021.

	Fiscal 2021 Revenue	% of Total Revenue	Number of Task Orders as of March 31, 2021	Expiration Date (1)
	(in millions)
One Acquisition Solution for Integrated Services	$967.3	12.3%	65	9/2/2024
Booz Allen Engineering Services - Alliant	857.7	10.9%	23	4/30/2019
Transformation Twenty-One Total Technology Next Generation	402.0	5.1%	9	3/6/2026
System Engineering and Analysis/Advanced Technology Support	360.7	4.6%	30	12/31/2019
Information Technology Schedule 70 (Successor)	346.9	4.4%	82	6/28/2036
Professional Services Schedule	341.6	4.3%	223	9/30/2035
Booz Allen Engineering Services - Alliant 2	302.1	3.8%	42	6/30/2028
Defense Systems Technical Area Tasks	247.3	3.1%	31	6/22/2019
Chief Information Officer - Solutions & Partners 3	222.3	2.8%	19	5/31/2022
DTIC Information Analysis Center Multiple Award Contract	137.4	1.7%	29	9/29/2027
(1) Expiration date applies to the IDIQ vehicle. Task orders awarded under the IDIQ can run past the expiration of the IDIQ itself.
Listed below for each specified revenue band is the number of task orders, revenue derived from the task orders, and average duration of the task orders as of March 31, 2021. The table includes revenue earned during fiscal 2021 under all task orders that were active during fiscal 2021 under these IDIQ contracts and the number of active task orders on which this revenue was earned. Average duration reflected in the table below is calculated based on the inception date of the task order, which may be prior to the beginning of fiscal 2021, and the completion date which may have been prior or subsequent to March 31, 2021. As a result, the actual average remaining duration for task orders included in this table may be less than the average duration shown in the table, and task orders included in the table may have been complete on March 31, 2021.

Segmentation of Task Order by Revenue Fiscal 2021	Number of Task Orders Active During Fiscal 2021	Fiscal 2021 Revenue (in millions)	% of Total Revenue	Average Duration (Years)

Less than $1 million	3,071	$426.1	5%	1.5
Between $1 million and $3 million	419	743.3	9%	2.1
Between $3 million and $5 million	152	590.0	8%	2.2
Between $5 million and $10 million	112	775.2	10%	2.4
Greater than $10 million	131	3,775.0	48%	3.0
Total	3,885	6,309.6	80%	1.6
Listed below are our top definite contracts for fiscal 2021 and revenue recognized under these contracts. Classified contracts that cannot be named are noted generically in the table:

	Fiscal 2021 Revenue	% of Total Revenue	Expiration Date
	(in millions)
Classified Contract	$238.0	3.0%	9/30/2021
Classified Contract	61.7	0.8%	6/30/2025
Classified Contract	54.9	0.7%	3/7/2023
Transition Assistance Program Support Services	43.5	0.6%	5/16/2022
Classified Contract	42.3	0.5%	5/26/2021
Classified Contract	39.7	0.5%	3/31/2025
Recreation One Stop Support Services	36.3	0.5%	9/30/2027
Classified Contract	33.2	0.4%	9/16/2024
Systems Engineering and Technical Assistance	28.3	0.4%	5/31/2021
Classified Contract	24.2	0.3%	8/31/2021
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
The following table summarizes the value of our contract backlog as of the respective dates presented:

	As of March 31,
	2021	2020
	(In millions)
Funded	$3,510	$3,415
Unfunded	6,086	4,518
Priced options	14,436	12,796
Total backlog	$24,032	$20,729
We may never realize all of the revenue that is included in our total backlog, and there is a higher degree of risk in this regard with respect to unfunded backlog and priced options. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors and Trends Affecting Our Results of Operations—Sources of Revenue—Contract Backlog” for additional disclosure regarding our backlog. See also “Item 1A. Risk Factors—Industry and Economic Risks—We may not realize the full value of our backlog, which may result in lower than expected revenue.”
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
Patents and Proprietary Information
Our management and technology consulting services business utilizes a variety of proprietary rights in delivering products and services to our clients. We claim a proprietary interest in certain service offerings, products, software tools, methodologies, and know-how, and also have certain licenses to third-party intellectual property that may be significant to our business. While we have several patents issued and pending in the United States and in certain foreign countries, we do not consider our overall business to be materially dependent on the protection of such patents. In addition, we have a number of trade secrets that contribute to our success and competitive position, and we endeavor to protect this proprietary information. While protecting trade secrets and proprietary information is important, we are not materially dependent on any specific trade secret or group of trade secrets.
We rely on a combination of nondisclosure agreements and other contractual arrangements, as well as copyright, trademark, patent, and trade secret laws, to protect our proprietary information. We also enter into proprietary information and intellectual property agreements with employees, which require them to disclose any inventions created during employment, to convey such rights to inventions to us, and to restrict any disclosure of proprietary information. We have a variety of proprietary marks registered in the United States and certain foreign countries, including "Booz Allen Hamilton." Generally, registered trademarks have perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks. We have registered trademarks related to our name and logo in the United States, with the earliest renewal in November 2022, while the earliest renewal for our trademarks outside of the United States is September 2021.
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
Regulation
As a contractor to the U.S. government, as well as state and local governments, we are heavily regulated in most fields in which we operate. We deal with numerous U.S. government agencies and entities, and, when working with these and other entities, we must comply with and are affected by unique laws and regulations relating to the formation, administration, and performance of public government contracts. Some significant laws and regulations that affect us include the following:
•the FAR, and agency regulations supplemental to the FAR, which regulate the formation, administration, and performance of U.S. government contracts. For example, FAR 52.203-13 requires contractors to establish a Code of Business Ethics and Conduct, implement a comprehensive internal control system, and report to the government when the contractor has credible evidence that a principal, employee, agent, or subcontractor, in connection with a government contract, has violated certain federal criminal laws, violated the civil False Claims Act, or has received a significant overpayment;
•the False Claims Act, which imposes civil and criminal liability for violations, including substantial monetary penalties, for, among other things, presenting false or fraudulent claims for payments or approval;
•the False Statements Act, which imposes civil and criminal liability for making false statements to the U.S. government;

•the Truthful Cost or Pricing Data Statute (formerly known as the Truth in Negotiations Act), which requires certification and disclosure of cost and pricing data in connection with the negotiation of certain contracts, modifications, or task orders;
•the Procurement Integrity Act, which regulates access to competitor bid and proposal information and certain internal government procurement sensitive information, and our ability to provide compensation to certain former government procurement officials;
•laws and regulations restricting the ability of a contractor to provide gifts or gratuities to employees of the U.S. government;
•post-government employment laws and regulations, which restrict the ability of a contractor to recruit and hire current employees of the U.S. government and deploy former employees of the U.S. government;
•laws, regulations, and executive orders restricting the handling, use, and dissemination of information classified for national security purposes or determined to be “controlled unclassified information” or “for official use only,” and the export of certain products, services, and technical data, including requirements regarding any applicable licensing of our employees involved in such work;
•laws, regulations, and executive orders, regulating the handling, use, and dissemination of personally identifiable information in the course of performing a U.S. government contract;
•international trade compliance laws, regulations, and executive orders that prohibit business with certain sanctioned entities and require authorization for certain exports or imports in order to protect national security and global stability;
•laws, regulations, and executive orders governing organizational conflicts of interest that may restrict our ability to compete for certain U.S. government contracts because of the work that we currently perform for the U.S. government or may require that we take measures such as firewalling off certain employees or restricting their future work activities due to the current work that they perform under a U.S. government contract;
•laws, regulations, and executive orders that impose requirements on us to ensure compliance with requirements and protect the government from risks related to our supply chain;
•laws, regulations, and mandatory contract provisions providing protections to employees or subcontractors seeking to report alleged fraud, waste, and abuse related to a government contract;
•the Contractor Business Systems rule, which authorizes Department of Defense agencies to withhold a portion of our payments if we are determined to have a significant deficiency in our accounting, cost estimating, purchasing, earned value management, material management and accounting, and/or property management system; and
•the Cost Accounting Standards and Cost Principles, which impose accounting and allowability requirements that govern our right to reimbursement under certain cost-based U.S. government contracts and require consistency of accounting practices over time.
Given the magnitude of our revenue derived from contracts with the Department of Defense, the Defense Contract Audit Agency (DCAA) is our cognizant government audit agency. The DCAA audits the adequacy of our internal control systems and policies including, among other areas, compensation. The Defense Contract Management Agency (DCMA) as our cognizant government contract management agency, may determine that a portion of our employee compensation is unallowable based on the findings and recommendations in the DCAA's audits. In addition, the DCMA directly reviews the adequacy of certain other business systems, such as our purchasing system. See “Item 1A. Risk Factors—Legal and Regulatory Risks—Our work with government clients exposes us to additional risks inherent in the government contracting environment, which could reduce our revenue, disrupt our business, or otherwise materially adversely affect our results of operations.” We are also subject to audit by Inspectors General of other U.S. government agencies.
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
The U.S. government has a broad range of actions that it can instigate to enforce its procurement law and policies. These include proposing a contractor, certain of its operations or individual employees for debarment or suspending or debarring a contractor, certain of its operations or individual employees from future government business. In addition to criminal, civil, and administrative actions by the U.S. government, under the False Claims Act, an individual alleging fraud related to payments under a U.S. government contract or program may file a qui tam lawsuit on behalf of the government against us; if successful in obtaining a judgment or settlement, the individual filing the suit may receive up to 30% of the amount recovered by the government.
See “Item 1A. Risk Factors—Legal and Regulatory Risks—We are required to comply with numerous laws and regulations, some of which are highly complex, and our failure to comply could result in fines or civil or criminal penalties or suspension or debarment by the U.S. government that could result in our inability to continue to work on or receive U.S. government contracts, which could materially and adversely affect our results of operations.”
Available Information
We file annual, quarterly, and current reports and other information with the Securities and Exchange Commission (the SEC). The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC, including us. You may also access, free of charge, our reports filed with the SEC (for example, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and any amendments to those forms) through the “Investors” portion of our website (www.boozallen.com). Reports filed with or furnished to the SEC will be available as soon as reasonably practicable after they are filed with or furnished to the SEC. Our website is included in this Annual Report as an inactive textual reference only. The information found on our website is not part of this or any other report filed with or furnished to the SEC.
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
This risk factor summary contains a high-level summary of risks associated with our business. It does not contain all of the information that may be important to you, and you should read this risk factor summary together with the more detailed discussion of risks and uncertainties set forth following this summary. A summary of our risks includes, but is not limited, to the following:
Industry and Economic Risks
•risks relating to our relationships with the U.S. government;
•changes in U.S. government spending and mission priorities, including due to uncertainty relating to funding of the U.S. government and a possible failure of Congressional efforts to approve such funding and to craft a long-term agreement on the U.S. government’s ability to incur indebtedness in excess of its current limits;
•the effects of COVID-19 and other pandemics or widespread health epidemics, including disruptions to our workforce and the impact on government spending and demand for our solutions;
•our ability to compete effectively in the competitive bidding process and delays or losses of contract awards caused by competitors’ protests of major contract awards received by us;
•the loss of GSA schedules, or our position as prime contractor on GWACs;
•variable purchasing patterns under GSA schedules, blanket purchase agreements, and IDIQ contracts;
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
•risks related to the implementation and operation of new financial management systems;
•our ability to attract, train, or retain employees with the requisite skills and experience and ensure that employees obtain and maintain necessary security clearances and effectively manage our cost structure;
•misconduct or other improper activities from our employees or subcontractors, including the improper use or release of sensitive or classified information;
•the impact of increased competition from other companies in our industry;
•failure to maintain strong relationships with other contractors, or the failure of contractors with which we have entered into a sub- or prime-contractor relationship to meet their obligations to us or our clients;
•risks related to changes to our operating structure, capabilities, or strategy intended to address client needs, grow our business, or respond to market developments; and
•risks related to completed and future acquisitions, including our ability to realize the expected benefits from such acquisitions.
Legal and Regulatory Risks
•failure to comply with numerous laws and regulations, including FAR, the False Claims Act, the Defense Federal Acquisition Regulation Supplement, and FAR Cost Accounting Standards and Cost Principles;
•risks related to our international operations;
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
•inherent uncertainties and potential adverse developments in legal or regulatory proceedings; and
•the impact of changes in accounting rules and regulations, or interpretations thereof, that may affect the way we recognize and report our financial results, including changes in accounting rules governing recognition of revenue.
Risks Related to Our Indebtedness
•the impact of our substantial indebtedness and our ability to service and refinance such indebtedness;
•the restrictions and limitations in the agreements and instruments governing our indebtedness; and
•the impact of a substantial portion of our indebtedness being secured by substantially all of our assets.
Risks Related to Our Common Stock
•the volatility of the market price of our Class A common stock;
•the timing and amount of our dividends, if any; and
•the impact of fulfilling our obligations incident to being a public company.
Industry and Economic Risks
We depend on contracts with U.S. government agencies for substantially all of our revenue. If our relationships with such agencies are harmed, our future revenue and operating profits would decline.
The U.S. government is our primary client, with revenue from contracts and task orders, either as a prime or a subcontractor, with U.S. government agencies accounting for 97% of our revenue for fiscal 2021. Our belief is that the successful future growth of our business will continue to depend primarily on our ability to be awarded work under U.S. government contracts, as we expect this will be the primary source of substantially all of our revenue in the foreseeable future. For this reason, any issue that compromises our relationship with the U.S. government generally or any U.S. government agency that we serve would cause our revenue to decline. Among the key factors in maintaining our relationship with U.S. government agencies is our performance on contracts and task orders, the strength of our professional reputation, compliance with applicable laws and regulations, and the strength of our relationships with client personnel. In addition, the mishandling or the perception of mishandling of sensitive information, such as our failure to maintain the confidentiality of the existence of our business relationships with certain of our clients, including as a result of misconduct or other improper activities by our employees or subcontractors, or a failure to maintain adequate protection against security breaches, including those resulting from cyber attacks, could harm our relationship with U.S. government agencies. See "—Our employees or subcontractors may engage in misconduct or other improper activities, which could harm our ability to conduct business with the U.S. government." Our relationship with the U.S. government could also be damaged as a result of an agency’s dissatisfaction with work performed by us, a subcontractor, or other third parties who provide services or products for a specific project for any reason, including due to perceived or actual deficiencies in the performance or quality of our work, and we may incur additional costs to address any such situation and the profitability of that work might be impaired. Further, negative publicity concerning government contractors in general or us in particular, regardless of accuracy, may harm our reputation among federal government contractors. Due to the sensitive nature of our work and our confidentiality obligations to our customers, we may be unable or limited in our ability to respond to such negative publicity, which could also harm our reputation and business. To the extent our reputation or relationships with U.S. government agencies is impaired, our revenue and operating profits could materially decline.
U.S. government spending levels and mission priorities could change in a manner that adversely affects our future revenue and limits our growth prospects.
Our business depends upon continued U.S. government expenditures on defense, intelligence, and civil programs for which we provide support. These expenditures have not remained constant over time, have been reduced in certain periods, and have been affected by the U.S. government’s efforts to improve efficiency and reduce costs affecting U.S. government programs generally. Our business, prospects, financial condition, or operating results could be materially harmed, among other causes, by the following:
•budgetary constraints, including Congressionally mandated automatic spending cuts, affecting U.S. government spending generally, or specific agencies in particular, and changes in available funding;
•a shift in the permissible federal debt limit;
•a shift in expenditures away from agencies or programs that we support;
•reduced U.S. government outsourcing of functions that we are currently contracted to provide, including as a result of increased insourcing by various U.S. government agencies due to changes in the definition of “inherently governmental” work, including proposals to limit contractor access to sensitive or classified information and work assignments;
•changes or delays in U.S. government programs that we support or related requirements;
•U.S. government shutdowns due to, among other reasons, a failure by elected officials to fund the government and other potential delays in the appropriations process;
•U.S. government agencies awarding contracts on a technically acceptable/lowest cost basis in order to reduce expenditures;
•delays in the payment of our invoices by government payment offices;
•an inability by the U.S. government to fund its operations as a result of a failure to increase the U.S. government’s debt ceiling, a credit downgrade of U.S. government obligations or for any other reason; and
•changes in the political climate and general economic conditions, including a slowdown of the economy or unstable economic conditions and responses to COVID-19 or other conditions, such as emergency spending, that reduce funds available for other government priorities.
In addition, any disruption in the functioning of U.S. government agencies, including as a result of U.S. government closures and shutdowns, terrorism, war, international conflicts, natural disasters, public health crises (such as COVID-19), destruction of U.S. government facilities, and other potential calamities could have a negative impact on our operations and cause us to lose revenue or incur additional costs due to, among other things, our inability to deploy our staff to client locations or facilities as a result of such disruptions.
The U.S. government budget deficits, the national debt, and prevailing economic conditions, and actions taken to address them, could negatively affect U.S. government expenditures on defense, intelligence, and civil programs for which we provide support. The Department of Defense is one of our significant clients and cost cutting, including through consolidation and elimination of duplicative organizations and insourcing, has become a major initiative for the Department of Defense. A reduction in the amount of, or delays or cancellations of funding for, services that we are contracted to provide as a result of any of these related initiatives, legislation, or otherwise could have a material adverse effect on our business and results of operations. In addition, government agencies have reduced management support services spending in recent years. If federal awards for management support services continue to decline, our revenue and operating profits may materially decline and could have a material and adverse effect on our business and results of operations.
If government funding relating to our contracts with the U.S. government or Department of Defense becomes unavailable, or is reduced or delayed, or planned orders are reduced, our contract or subcontract under such programs may be terminated or adjusted by the U.S. government or the prime contractor, if applicable. Our operating results could also be adversely affected by spending caps or changes in the budgetary priorities of the U.S. government or Department of Defense, as well as delays in program starts or the award of contracts or task orders under contracts.
These or other factors could cause our defense, intelligence, or civil clients to decrease the number of new contracts awarded generally and fail to award us new contracts, reduce their purchases under our existing contracts, exercise their right to terminate our contracts, or not exercise options to renew our contracts, any of which could cause a material decline in our revenue.
The effects of a pandemic or widespread health epidemic such as COVID-19 could have a material adverse effect on our business and results of operations.
COVID-19, which in fiscal 2020 was recognized as a pandemic by the World Health Organization and declared a national emergency by the U.S. government, and ongoing attempts to contain and reduce its spread, such as mandatory closures, "shelter-in-place" orders and travel and quarantine restrictions, have caused significant volatility, uncertainty, disruption, and other adverse effects on the U.S. and global economies, including impacts to supply chains, customer demand, international trade, and capital markets. These effects have adversely affected certain of our business operations, may further adversely affect our business operations, and may materially and adversely affect our financial condition, results of operations, cash flows, and equity. COVID-19 has continued to spread across the globe and is continuing to impact worldwide economic activity and financial markets.
In light of the uncertain and evolving situation relating to COVID-19, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our clients and the communities in which we operate, which could negatively impact our business. We have implemented a mandatory telework policy for those employees whose assignments and clients permit working remotely and suspended non-essential travel worldwide for our employees. While we have a distributed workforce and our employees are accustomed to working remotely or working with other remote employees, our workforce is not fully remote and we may be unable to address technological or other challenges inherent in a remote working environment. Many of our employees are unable to work remotely because of unique client requirements, and many of those employees either have continued to work on site or have now returned to on site based upon client reconstitution plans. Our employees' ability to support on site work remains subject to ongoing uncertainty regarding agency reconstitution planning, and we have seen reversal of reconstitutions in the event of COVID-19 surges. In addition, some of our employees, clients, and subcontractors are located in foreign countries, which may be impacted differently from the United States, including through more severe or prolonged restrictions on working or traveling. Although we continue to monitor the situation in each of the jurisdictions in which we operate and may adjust our current policies as more information and public health guidance become available, temporarily suspending travel and doing business in person could challenge our ability to enter into or perform under contracts in a timely manner, slow down our recruiting efforts, or create operational or other challenges, any of which could harm our business and results of operations. Although the Company has business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective or that such measures will not adversely affect our operations or long-term plans. In addition, as local conditions and regulations begin to permit the return of employees to business generally, our workforce may not be able to return to work in person immediately, if at all, or may instead choose to pursue competing employment opportunities, including as a result of transportation, childcare, and ongoing health issues, which could negatively affect our business.
More generally, COVID-19 could continue to adversely affect economies and financial markets globally, potentially leading to an economic downturn, which could decrease government spending and adversely affect demand for our solutions and harm our business and results of operations. While the U.S. and local government agencies have enacted several emergency relief programs designed to combat the economic impact of COVID-19, the long-term effect of such spending is inherently uncertain and could result in future budgetary restrictions.
In addition, COVID-19 may disrupt the operations of our suppliers, vendors, service providers, and subcontractors for an indefinite period of time, including as a result of travel restrictions, business shutdowns or lack of access to financial markets, all of which could negatively impact our business and results of operations. Any inability to develop alternative sources of supply on a cost-effective and timely basis could materially impair our ability to manufacture and deliver products, systems, and services to our clients. We are also subject to federal and state laws and regulations enacted in response to the outbreak, such as the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), which contains a provision that allows U.S. government contractors to seek specified reimbursement for certain employees who are unable to perform their contract requirements at their designated work locations due to facility closures or restrictions as a result of COVID-19 and cannot perform such work remotely. The legislation enables but does not mandate reimbursement for such costs, and agency guidance has imposed certain restrictions. Further, the relief contemplated under the provision does not extend past September 30, 2021. Through March 31, 2021, we have withheld recognition of revenue associated with these amounts at risk of not being reimbursed. We do not expect non-reimbursed fees to have a material impact on earnings in future periods as the majority of our affected workforce has returned to on site offices or may do so prior to September 30, 2021. Although we cannot currently predict the overall impact of COVID-19 and vaccine rollout, the longer the duration of the event, the more likely it is that it could have an adverse effect on our business, financial position, results of operations, billable expenses, and/or cash flows.
We expect COVID-19 to continue to negatively impact our business and results of operations and are unable to predict how long or with what degree of severity that impact will continue. The duration and extent of COVID-19 will depend on future developments outside of our control, including the availability of effective treatments, the effectiveness and adoption of available vaccines, and the evolutionary development of COVID-19 or related viruses, which are highly uncertain and cannot be predicted.
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
The competitive bidding process involves risk and significant costs to businesses operating in this environment, including:
•the necessity to expend resources, make financial commitments (such as procuring leased premises), and bid on engagements in advance of the completion of their design, which may result in unforeseen difficulties in execution, cost overruns and, in the case of an unsuccessful competition, the loss of committed costs;
•the substantial cost and managerial time and effort spent to prepare bids and proposals for contracts that may not be awarded to us;
•the ability to accurately estimate the resources and costs that will be required to service any contract we are awarded;
•the expense and delay that may arise if our competitors protest or challenge contract awards made to us pursuant to competitive bidding, and the risk that any such protest or challenge could result in the resubmission of bids on modified specifications, or in termination, reduction, or modification of the awarded contract; and
•any opportunity cost of not bidding and winning other contracts we might have otherwise pursued.
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
The current competitive environment has resulted in an increase in the number of bid protests from unsuccessful bidders on new program awards. It can take many months for the relevant U.S. government agency to resolve protests by one or more of our competitors of contract awards we receive. Bid protests may result in significant expense to us, contract modification, or loss of an awarded contract as a result of the award being overturned. Even where we do not lose the awarded contract, the resulting delay in the startup and funding of the work under these contracts may cause our actual results to differ materially and adversely from those anticipated.
A significant majority of our revenue is derived from task orders under indefinite delivery/indefinite quantity, or IDIQ, contract vehicles where we perform in either a prime or subcontractor position.
We believe that one of the key elements of our success is our position as the holder of 3,885 active task orders under IDIQ contract vehicles as of March 31, 2021.

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
Under cost-reimbursable contracts, we are reimbursed for allowable costs up to a ceiling and paid a fee, which may be fixed or performance-based. If our actual costs exceed the contract ceiling or are not allowable under the terms of the contract or applicable regulations, we may not be able to recover those costs. In particular, there is ongoing focus by the U.S. government on the extent to which government contractors, including us, are able to receive reimbursement for employee compensation, including the adoption of interim rules by federal agencies implementing a section of the Bipartisan Budget Act of 2013, as amended, that substantially decreased the level of allowable compensation cost for executive-level employees and further applied the newly reduced limitation to all employees. In addition, there is an increased risk of compensation being deemed unallowable or payments being withheld as a result of U.S. government audit, review, or investigation.
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
Our backlog does not include contracts that have been awarded but are currently under protest and also does not include any task orders under IDIQ contracts, except to the extent that task orders have been awarded to us under those contracts. For additional disclosure regarding our backlog, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors and Trends Affecting Our Results of Operations—Sources of Revenue—Contract Backlog."
We historically have not realized all of the revenue included in our total backlog, and we may not realize all of the revenue included in our total backlog in the future. There is a higher degree of risk in this regard with respect to unfunded backlog and priced options. In addition, there can be no assurance that our backlog will result in actual revenue in any particular period. This is because the actual receipt, timing, and amount of revenue under contracts included in backlog are subject to various contingencies, including congressional appropriations, many of which are beyond our control. The actual receipt of revenue from contracts included in backlog may never occur or may be delayed because: a program schedule could change or the program could be canceled; a contract’s funding or scope could be reduced, modified, delayed, de-obligated, or terminated early, including as a result of a lack of appropriated funds or cost cutting initiatives and other efforts to reduce U.S. government spending and/or the automatic federal defense spending cuts required by sequestration; in the case of funded backlog, the period of performance for the contract has expired or the U.S. government has exercised its unilateral right to cancel multi-year contracts and related orders or terminate existing contracts for convenience or default; in the case of unfunded backlog, funding may not be available; or, in the case of priced options, our clients may not exercise their options. In addition, consulting staff headcount growth is the primary means by which we are able to recognize revenue growth. Any inability to hire additional appropriately qualified personnel or failure to timely and effectively deploy such additional personnel against funded backlog could negatively affect our ability to grow our revenue. We may also not recognize revenue on funded backlog due to, among other reasons, the tardy submissions of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a predetermined expiration date such as the end of the U.S. government's fiscal year. The amount of our funded backlog is also subject to change, due to, among other factors: changes in congressional appropriations that reflect changes in U.S. government policies or priorities resulting from various military, political, economic, or international developments; changes in the use of U.S. government contracting vehicles, and the provisions therein used to procure our services; and adjustments to the scope of services under, or cancellation of contracts, by the U.S. government at any time. Furthermore, even if our backlog results in revenue, the contracts may not be profitable.
Systems that we develop, integrate, maintain, or otherwise support could experience security breaches which may damage our reputation with our clients and hinder future contract win rates.
We develop, integrate, maintain, or otherwise support systems and provide services that include managing and protecting information involved in intelligence, national security, and other sensitive or classified government functions. Our systems also store and process sensitive information for commercial clients, including personally identifiable, health and financial information. The cyber and security threats that our clients face have grown more frequent and sophisticated. A security breach in one of these systems could cause serious harm to our business, damage our reputation, and prevent us from being eligible for further work on sensitive systems for U.S. government or commercial clients or hinder future contract win rates. Work for non-

U.S. government and commercial clients involving the protection of information systems or that store clients' information could also be harmed due to associated security breaches. Damage to our reputation or limitations on our eligibility for additional work or any liability resulting from a security breach in one of the systems we develop, install, maintain, or otherwise support could have a material adverse effect on our results of operations.
Certain services we provide and technologies we develop are designed to detect and monitor threats to our clients and may expose our staff to financial loss or physical or reputational harm.
We help our clients detect, monitor and mitigate threats to their people, information, and facilities. These threats may originate from nation states, terrorist or criminal actors, activist hackers or others who seek to harm our clients. Successful attacks on our clients may cause reputational harm to us and our clients, as well as liability to our clients or third parties. In addition, if we are associated with our clients in this regard, our staff, information, and facilities may be targeted by a similar group of threat actors and may be at risk for financial loss, or physical or reputational harm.
Internal system or service failures, or those of our vendors, including as a result of cyber or other security threats, could disrupt our business and impair our ability to effectively provide our services to our clients, which could damage our reputation and have a material adverse effect on our business and results of operations.
We create, implement, and maintain information technology and engineering systems and also use vendors to provide services that are often critical to our clients' operations, some of which involve sensitive information and may be conducted in war zones or other hazardous environments, or include information whose confidentiality is protected by law. As a result, we are subject to systems or service failures, not only resulting from our own failures or the failures of third-party service providers, natural disasters, power shortages, or terrorist attacks, but also from continuous exposure to constantly evolving cyber and other security threats, including computer viruses and malware, attacks by computer hackers, or physical break-ins. There has been an increase in the frequency and sophistication of the cyber and security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us because, as a cybersecurity services contractor, we hold classified, controlled unclassified, and other sensitive information. As a result, we and our vendors face a heightened risk of a security breach or disruption resulting from an attack by computer hackers, foreign governments, and cyber terrorists. While we put in place policies, controls, and technologies to help detect and protect against such attacks, we cannot guarantee that future incidents will not occur, and if an incident does occur, we may not be able to successfully mitigate the impact. We have been the target of these types of attacks in the past and future attacks are likely to occur. If successful, these types of attacks on our network or other systems or service failures could have a material adverse effect on our business and results of operations, due to, among other things, the loss of client or proprietary data, interruptions or delays in our clients' businesses, and damage to our reputation. In addition, the failure or disruption of our systems, communications, vendors, or utilities could cause us to interrupt or suspend our operations, which could have a material adverse effect on our business and results of operations. In addition, if our employees inadvertently do not adhere to appropriate information security protocols, our protocols are inadequate, or our employees intentionally avoid these protocols, our or our clients' sensitive information may be released thereby causing significant negative impacts to our reputation and exposing us or our clients to liability.
If our or our vendors' systems, services, or other applications have significant defects or errors, are successfully attacked by cyber and other security threats, suffer delivery delays, or otherwise fail to meet our clients’ expectations, we may:
•lose revenue due to adverse client reaction;
•be required to provide additional services to a client at no charge;
•incur additional costs related to remediation, monitoring, and increasing our cybersecurity;
•lose revenue due to the deployment of internal staff for remediation efforts instead of client assignments;
•receive negative publicity, which could damage our reputation and adversely affect our ability to attract or retain clients;
•be unable to successfully market services that are reliant on the creation and maintaining of secure information technology systems to U.S. government, international, and commercial clients;
•suffer claims by clients or impacted third parties for substantial damages, particularly as a result of any successful network or systems breach and exfiltration of client and/or third party information; or
•incur significant costs, including fines from government regulators related to complying with applicable federal or state law, including laws pertaining to the security and protection of personal information.
In addition to any costs resulting from contract performance or required corrective action, these failures may result in increased costs or loss of revenue if they result in clients postponing subsequently scheduled work or canceling or failing to renew contracts.

The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Additionally, some cyber technologies and techniques that we utilize or develop may raise potential liabilities related to legal compliance, intellectual property, and civil liberties, including privacy concerns, which may not be fully insured or indemnified. We may not be able to obtain and maintain insurance coverage on reasonable terms or in sufficient amounts to cover one or more large claims, or the insurer may disclaim coverage as to some types of future claims. The successful assertion of any large claim against us could seriously harm our business. Even if not successful, these claims could result in significant legal and other costs, may be a distraction to our management, and may harm our client relationships. In certain new business areas, we may not be able to obtain sufficient insurance and may decide not to accept or solicit business in these areas.
Implementation of various data privacy and cybersecurity laws, regulations and standards could require significant investment into ongoing compliance activities, trigger potential liability, and limit our ability to use personal data.
Any failure by us, our vendors or other business partners to comply with international, federal, or state laws regarding data privacy or cybersecurity could result in regulatory actions or lawsuits against us, legal liability, fines, damages and other costs. We may also incur substantial expenses in implementing and maintaining compliance with such laws. For example, the General Data Protection Regulation, or GDPR, has created new compliance obligations for companies that process data in the European Union, which require investment into ongoing data protection activities and documentation requirements, and create the potential for significantly increased fines for noncompliance. In addition, Virginia and California have enacted comprehensive state privacy laws that provide rights to residents of those respective states. The California Consumer Privacy Act, or CCPA, the California Privacy Rights and Enforcement Act, or CPRA, and the Virginia Consumer Data Protection Act, or VCDPA, provide for consumer rights for residents of those respective states. The impact from these laws to Booz Allen is currently low because most of our personal information is client or employee related and therefore not defined as consumer. It is possible that other states will follow this trend, and laws of this nature will be deemed applicable to some aspects of our business, which would impose new compliance obligations and require additional investment into data protection activities. Any obligations that may be imposed on us under CCPA, CPRA, VCDPA, or similar laws may be different from or in addition to those required by GDPR, which may cause additional expense for compliance across various jurisdictions. GDPR and the laws of other U.S. states also impose obligations to maintain a cybersecurity program at a certain level of quality, as well as obligations to give notice to affected individuals and to certain regulators in the event of a data breach.
In addition, as a contractor supporting defense and national security clients, we are also subject to certain additional regulatory compliance requirements relating to data privacy and cybersecurity. Under the Defense Federal Acquisition Regulation Supplement and other federal regulations, our networks and IT systems are required to comply with the security and privacy controls in National Institute of Standards and Technology Special Publications. To the extent that we do not comply with the applicable security and control requirements, unauthorized access or disclosure of sensitive information could potentially result in a contract termination, which could have a material adverse effect on our business and financial results and lead to reputational harm. We are also subject to the Department of Defense Cybersecurity Maturity Model Certification, or CMMC, requirements, which will require all contractors to receive specific third-party certifications relating to specified cybersecurity standards in order to be eligible for contract awards. The Department of Defense expects that all new contracts will be required to comply with the CMMC by 2026. The initial programs to include a CMMC requirement are expected to be awarded in 2021. We are in the process of preparing for certification against the CMMC program, but to the extent we are unable to achieve certification in advance of applicable contract awards that specify the requirement, we will be unable to bid on such contract awards or on follow-on awards for existing work with the Department of Defense, depending on the level of standard as required for each solicitation, which could adversely impact our revenue and profitability. In addition, our subcontractors, and in some cases our vendors, may also be required to adhere to the CMMC program requirements and potentially to achieve certification. Should our supply chain fail to meet compliance requirements or achieve certification, this may adversely affect our ability to receive award or execute on relevant government programs. In addition, any obligations that may be imposed on us under the CMMC may be different from or in addition to those otherwise required by applicable laws and regulations, which may cause additional expense for compliance.
The implementation and operation of new financial management systems may have an adverse effect on our business and results of operations.
We, from time to time, modernize and upgrade our management systems. In particular, we began implementation of new financial management systems in fiscal 2022 that are designed to modernize and enhance our financial systems infrastructure and cost accounting practices through minimizing manual processes, increasing automation, and providing enhanced business analytics. Implementation and operation of the new systems require significant investment of human and financial resources. With the implementation of these new systems, we expect to incur additional expenses and experience certain one-time impacts to profitability related to the roll-out and operation of the new financial systems, including costs related to training. In addition, any significant difficulties in the implementation or operation could have a material adverse effect on our ability to fulfill and invoice customer orders, apply cash receipts, place purchase orders with suppliers, and make cash disbursements, and could negatively impact data processing and electronic communications among business locations, which may have a material adverse effect on our business, consolidated financial condition, or results of operations. We also face the challenge of supporting our legacy systems and implementing necessary upgrades to those systems to support routine government and financial audits while and after we implement our new systems.
We may fail to attract, train, and retain skilled and qualified employees, which may impair our ability to generate revenue, effectively serve our clients, and execute our growth strategy.
Our business depends in large part upon our ability to attract and retain sufficient numbers of highly qualified individuals who may have advanced degrees in areas such as information technology as well as appropriate security clearances. We compete for such qualified personnel with other U.S. government contractors, the U.S. government, and private industry, and such competition is intense. Personnel with the requisite skills, qualifications, or security clearance may be in short supply or generally unavailable. The government and industry have recognized that the current process for obtaining security clearances is time-consuming, sometimes taking years to complete, and can present a risk to customer mission. See "—We may fail to obtain and maintain necessary security clearances which may adversely affect our ability to perform on certain contracts."
Our ability to attract and retain skilled and qualified employees may also be impacted by our engagements in, or perceived connections to, politically or socially sensitive activities. In addition, our ability to recruit, hire, and internally deploy former employees of the U.S. government is subject to complex laws and regulations, which may serve as an impediment to our ability to attract such former employees, and failure to comply with these laws and regulations may expose us and our employees to civil or criminal penalties. Additionally, our ability to attract, hire, and retain skilled and qualified employees may be impacted by COVID-19, including whether an employment opportunity requires work in person and related considerations. See “—The effects of a pandemic or widespread health epidemic such as COVID-19 could have a material adverse effect on our business and results of operations.”
If we are unable to recruit and retain a sufficient number of qualified employees, or cannot obtain their appropriate security clearances in a timely manner, or fail to deploy such employees, our ability to maintain and grow our business and to effectively serve our clients could be limited and our future revenue and results of operations could be materially and adversely affected. Furthermore, to the extent that we are unable to make necessary permanent hires to appropriately serve our clients, we could be required to engage larger numbers of contracted personnel, which could reduce our profit margins.
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
The cost of providing our services, including the degree to which our employees are utilized, affects our profitability. The degree to which we are able to utilize our employees in a timely manner or at all is affected by a number of factors, including:
•our ability to transition employees from completed projects to new assignments and to hire, assimilate, and deploy new employees;
•our ability to forecast demand for our services and to maintain and deploy headcount that is aligned with demand, including employees with the right mix of skills and experience to support our projects;
•our employees’ inability to obtain or retain necessary security clearances;
•our ability to manage attrition; and
•our need to devote time and resources to training, business development, and other non-chargeable activities.

If our employees are under-utilized, our profit margin and profitability could suffer. Additionally, if our employees are over-utilized, it could have a material adverse effect on employee engagement and attrition, which would in turn have a material adverse impact on our business.
Our profitability is also affected by the extent to which we are able to effectively manage our overall cost structure for operating expenses, such as wages and benefits, overhead and capital, and other investment-related expenditures. If we are unable to effectively manage our costs and expense and achieve efficiencies, our competitiveness and profitability may be adversely affected.
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
Our business operates in a highly competitive industry, and we generally compete with a wide variety of U.S. government contractors, including large defense contractors, diversified service providers, and small businesses. We also face competition from entrants into our markets including companies divested by large prime contractors in response to increasing scrutiny of organizational conflicts of interest issues. There is also a significant industry trend towards consolidation, which may result in the emergence of companies that are better able to compete against us. Some of these companies possess greater financial resources and larger technical staffs, and others have smaller and more specialized staffs. These competitors could, among other things:
•make acquisitions of businesses, or establish teaming or other agreements among themselves or third parties, that allow them to offer more competitive and comprehensive solutions;
•divert sales from us by winning very large-scale government contracts, a risk that is enhanced by the recent trend in government procurement practices to bundle services into larger contracts;
•force us to charge lower prices in order to win or maintain contracts;
•seek to hire our employees; or
•adversely affect our relationships with current clients, including our ability to continue to win competitively awarded engagements where we are the incumbent.
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
We are focused on growing our presence in our addressable markets by: expanding our relationships with existing clients, developing new clients by leveraging our core competencies, further developing our existing capabilities and service offerings, creating new capabilities and service offerings to address our clients' emerging needs, and undertaking business development efforts focused on identifying near-term developments and long-term trends that may pose significant challenges for our clients. These efforts entail inherent risks associated with innovation and competition from other participants in those areas, potential failure to help our clients respond to the challenges they face, our ability to comply with uncertain evolving legal standards applicable to certain of our service offerings, including those in the cybersecurity area, and, with respect to potential international growth, risks associated with operating in foreign jurisdictions, such as compliance with applicable foreign and U.S. laws and regulations that may impose different and, occasionally, conflicting or contradictory requirements, and the economic, legal, and political conditions in the foreign jurisdictions in which we operate, including the GDPR. See "—Implementation of various data privacy and cybersecurity laws, regulations and standards could require significant investment into ongoing compliance activities, trigger potential liability, and limit our ability to use personal data." As we attempt to develop new relationships, clients, capabilities, and service offerings, these efforts could harm our results of operations due to, among other things, a diversion of our focus and resources and actual costs, opportunity costs of pursuing these opportunities in lieu of others and a failure to reach a profitable return on our investments in new technologies, capabilities, and businesses, including expenses on research and development investments, and these efforts could ultimately be unsuccessful.
The needs of our customers change and evolve regularly and in particular due to complex and rapidly changing technologies. Our success depends upon our ability to identify emerging technological trends; develop technologically advanced, innovative, and cost-effective products and services; and market these products and services to our customers. Our success also depends on our continued access to suppliers of important technologies and components. The possibility exists that our competitors might develop new capabilities or service offerings that might cause our existing capabilities and service offerings to become obsolete. If we fail in our new capabilities development efforts or our capabilities or services fail to achieve market acceptance more rapidly than our competitors, our ability to procure new contracts could be negatively impacted, which would negatively impact our results of operations and financial condition.
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
As part of our operating strategy, we continually monitor U.S. government spending and budgetary priorities to align our investments in new capabilities to drive organic growth, and also selectively pursue acquisitions, investments, partnerships, and joint ventures that broaden our domain expertise and service offerings, and/or establish relationships with new customers. These transactions pose many risks, including:
•we may not be able to identify suitable acquisition and investment candidates at prices we consider attractive;
•we may not be able to compete successfully for identified acquisition and investment candidates, complete acquisitions and investments, or accurately estimate the financial effect of acquisitions and investments on our business;
•future acquisitions and investments may require us to issue common stock or spend significant cash, resulting in dilution of ownership or additional debt leverage;
•we may have difficulty retaining an acquired company’s key employees or clients;
•we may have difficulty integrating personnel from the acquired company with our people and our core values;

•we may have difficulty integrating acquired businesses and investments, resulting in unforeseen difficulties, such as incompatible accounting, information management, or other control systems, and greater expenses than expected;
•acquisitions and investments may disrupt our business or distract our management from other responsibilities;
•as a result of an acquisition or investment, we may incur additional debt and we may need to record write-downs from future impairments of intangible assets, each of which could reduce our future reported earnings; and
•we may not be able to effectively influence the operations of our joint ventures or partnerships, or we may be exposed to certain liabilities if our partners do not fulfill their obligations.
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
As of March 31, 2021, the value of our goodwill was $1.6 billion. The amount of our recorded goodwill may substantially increase in the future as a result of any acquisitions that we make. We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. Impairment analysis is based on several factors requiring judgment and the use of estimates, which are inherently uncertain and based on assumptions that may prove to be inaccurate. Additionally, material changes in our financial outlook, as well as events outside of our control, such as deteriorating market conditions for companies in our industry, may indicate a potential impairment. When there is an impairment, we are required to write down the recorded amount of goodwill, which is reflected as a charge against operating income. Such non-cash impairment charges could have a material adverse effect on our results of operations in the period in which they are recognized.
Legal and Regulatory Risks
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
As a U.S. government contractor, we must comply with laws and regulations relating to the formation, administration, and performance of U.S. government contracts, which affect how we do business with our clients. Such laws and regulations may potentially impose added costs on our business and our failure to comply with them may lead to civil or criminal penalties, termination of our U.S. government contracts, and/or suspension or debarment from contracting with federal agencies. Some significant laws and regulations that affect us include:
•the FAR, and agency regulations supplemental to the FAR, which regulate the formation, administration, and performance of U.S. government contracts. For example, the FAR 52.203-13 requires contractors to establish a Code of Business Ethics and Conduct, implement a comprehensive internal control system, and report to the government when the contractor has credible evidence that a principal, employee, agent, or subcontractor, in connection with a government contract, has violated certain federal criminal laws, violated the civil False Claims Act, or has received a significant overpayment;
•the False Claims Act, which imposes civil and criminal liability for violations, including substantial monetary penalties, for, among other things, presenting false or fraudulent claims for payments or approval;
•the False Statements Act, which imposes civil and criminal liability for making false statements to the U.S. government;
•the Truthful Cost or Pricing Data Statute (formerly known as the Truth in Negotiations Act), which requires certification and disclosure of cost and pricing data in connection with the negotiation of certain contracts, modifications, or task orders;

•the Procurement Integrity Act, which regulates access to competitor bid and proposal information and certain internal government procurement sensitive information, and our ability to provide compensation to certain former government procurement officials;
•laws and regulations restricting the ability of a contractor to provide gifts or gratuities to employees of the U.S. government;
•post-government employment laws and regulations, which restrict the ability of a contractor to recruit and hire current employees of the U.S. government and deploy former employees of the U.S. government;
•laws, regulations, and executive orders restricting the handling, use and dissemination of information classified for national security purposes or determined to be “controlled unclassified information” or “for official use only” and the export of certain products, services, and technical data, including requirements regarding any applicable licensing of our employees involved in such work;
•laws, regulations, and executive orders regulating the handling, use, and dissemination of personally identifiable information in the course of performing a U.S. government contract;
•international trade compliance laws, regulations and executive orders that prohibit business with certain sanctioned entities and require authorization for certain exports or imports in order to protect national security and global stability;
•laws, regulations, and executive orders governing organizational conflicts of interest that may restrict our ability to compete for certain U.S. government contracts because of the work that we currently perform for the U.S. government or may require that we take measures such as firewalling off certain employees or restricting their future work activities due to the current work that they perform under a U.S. government contract;
•laws, regulations and executive orders that impose requirements on us to ensure compliance with requirements and protect the government from risks related to our supply chain;
•laws, regulations and mandatory contract provisions providing protections to employees or subcontractors seeking to report alleged fraud, waste, and abuse related to a government contract;
•the Contractor Business Systems rule, which authorizes Department of Defense agencies to withhold a portion of our payments if we are determined to have a significant deficiency in our accounting, cost estimating, purchasing, earned value management, material management and accounting, and/or property management system; and
•the FAR Cost Accounting Standards and Cost Principles, which impose accounting and allowability requirements that govern our right to reimbursement under certain cost-based U.S. government contracts and require consistency of accounting practices over time.
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
Our performance under our U.S. government contracts and our compliance with the terms of those contracts and applicable laws and regulations are subject to periodic audit, review, and investigation by various agencies of the U.S. government and the current environment has led to increased regulatory scrutiny and sanctions for non-compliance by such agencies generally. In addition, from time to time we report potential or actual violations of applicable laws and regulations to the relevant governmental authority. Any such report of a potential or actual violation of applicable laws or regulations could lead to an audit, review, or investigation by the relevant agencies of the U.S. government. If such an audit, review, or investigation uncovers a violation of a law or regulation, or improper or illegal activities relating to our U.S. government contracts, we may be subject to civil or criminal penalties or administrative sanctions, including the termination of contracts, forfeiture of profits, the triggering of price reduction clauses, withholding or suspension of payments, fines and suspension, or debarment from contracting with U.S. government agencies. Such penalties and sanctions are not uncommon in the industry and there is inherent uncertainty as to the outcome of any particular audit, review, or investigation. If we incur a material penalty or administrative sanction or otherwise suffer harm to our reputation, our profitability, cash position, and future prospects could be materially and adversely affected.
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
We are subject to, and may become a party to, a variety of litigation or other claims and suits that arise from time to time in the ordinary course of our business. For example, our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government which may include such investigative techniques as subpoenas or civil investigative demands. As more fully described under "Item 3. Legal Proceedings", the U.S. Department of Justice (the "DOJ") is conducting a civil investigation of the Company, and the Company has also been in contact with other regulatory agencies and bodies, including the Securities and Exchange Commission, which notified the Company that it is conducting an investigation that the Company believes relates to matters that are also the subject of the DOJ's investigation. The Company may receive additional regulatory or governmental inquiries related to the matters that are the subject of the DOJ's investigation. The total cost associated with these matters will depend on many factors, including the duration of these matters and any related finding. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, (such as matters involving alleged violations of civil rights, wage and hour, and worker’s compensation laws), relationships with clients and contractors, intellectual property disputes, and other business matters. Any such claims, proceedings or investigations may be time-consuming, costly, divert management resources, or otherwise have a material adverse effect on our result of operations.
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
Our business operations are subject to a variety of risks associated with conducting business internationally, including:
•Changes in or interpretations of laws or policies that may adversely affect the performance of our services;
•Political instability in foreign countries;
•Imposition of inconsistent or contradictory laws or regulations;
•Reliance on the U.S. or other governments to authorize us to export products, technology, and services to clients and other business partners;
•Conducting business in places where laws, business practices, and customs are unfamiliar or unknown;
•Failure to comply with U.S. government and foreign laws and regulations applicable to international business, employment, privacy, data protection, information security, or data transfer could have an adverse impact on our business with the U.S. government and could expose us to risks and costs of non-compliance with such laws and regulations, in addition to administrative, civil, or criminal penalties;
•U.S. and foreign government import and export control requirements and regulations, including International Traffic in Arms Regulations and the anti-boycott provisions of the U.S. Export Administration Act, technology transfer restrictions and other administrative, legislative, or regulatory actions that could materially interfere with our ability to offer our products or services in certain countries;
•Imposition of limitations on or increase of withholding and other taxes on payments by foreign subsidiaries or joint ventures;
•Changes in state and federal regulations in state money transmission regulations, anti-money laundering regulations, economic and trade sanctions administered by the U.S. Treasury Department's Office of Foreign Asset Control;
•Volatility resulting from the United Kingdom's withdrawal from the European Union in January 2020, particularly in countries where the Company has substantial activities; and
•Imposition of tariffs or embargoes, export controls and other trade restrictions, including the recent tariffs imposed by the U.S. and China and the possibility of additional tariffs or other trade restrictions relating to trade.

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
Recent efforts by the U.S. government to reform its procurement practices have focused, among other areas, on the separation of certain types of work to facilitate objectivity and avoid or mitigate organizational conflicts of interest and the strengthening of regulations governing organizational conflicts of interest. Organizational conflicts of interest may arise from circumstances in which a contractor has:
•impaired objectivity during performance;
•unfair access to non-public information; or
•the ability to set the “ground rules” for another procurement for which the contractor competes.
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
We are subject to taxation in the U.S. and certain other foreign jurisdictions. Any future changes in applicable federal, state and local, or foreign tax laws and regulations or their interpretation or application, including those that could have a retroactive effect, could result in the Company incurring additional tax liabilities in the future. In particular, we will continue to assess the effect of the Tax Cuts and Jobs Act (the "2017 Tax Act") on our business as it relates to the deduction for foreign derived intangible income and the capitalization of research and development expenditures, the latter of which is scheduled to begin in fiscal 2023. The Company also recognized a $273.4 million income tax receivable during fiscal 2021 as a result of a provision of the CARES Act that allows taxpayers to carry losses back for five years. For additional information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".
Additionally, we recognize liabilities for uncertainty in income taxes when it is more likely than not that a tax position will not be sustained on examination and settlement with various taxing authorities. We regularly assess the adequacy of our uncertain tax positions and other reserves, which requires a significant amount of judgment. Although we accrue for uncertain tax positions and other reserves, the results of regulatory audits and negotiations with taxing and customs authorities may be in excess of our accruals, resulting in the payment of additional taxes, duties, penalties and interest. As a result, any final determination of tax audits or related litigation may be materially different than our current provisional amounts, which could materially affect our tax obligations and effective tax rate. For example, during fiscal 2021, we recorded additional uncertain tax positions of approximately $17.6 million related to research and development credits that we have claimed, or will soon claim. Any increase to the liability we established as of March 31, 2021 for these uncertain tax positions as a result of audits by taxing authorities, changes in tax laws and regulations or otherwise relating to this, or any other, tax matter could have a material effect on our results of operations. For a description of our related accounting policies, refer to Note 2 and Note 13 to our accompanying consolidated financial statements.
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
U.S. government contracts contain provisions and are subject to laws and regulations that provide government clients with rights and remedies not typically found in commercial contracts. These rights and remedies allow government clients, among other things, to:
•terminate existing contracts, with short notice, for convenience as well as for default;
•reduce orders under or otherwise modify contracts;
•for contracts subject to the Truthful Cost or Pricing Data Statute, reduce the contract price or cost where it was increased because a contractor or subcontractor furnished cost or pricing data during negotiations that was not complete, accurate or current;
•for some contracts, (i) demand a refund, make a forward price adjustment, or terminate a contract for default if a contractor provided inaccurate or incomplete data during the contract negotiation process and (ii) reduce the contract price under certain triggering circumstances, including the revision of price lists or other documents upon which the contract award was predicated;
•terminate our facility security clearances and thereby prevent us from receiving classified contracts;
•cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;
•decline to exercise an option to renew a multi-year contract or issue task orders in connection with IDIQ contracts;
•claim rights in solutions, systems, and technology produced by us, appropriate such work-product for their continued use without continuing to contract for our services and disclose such work-product to third parties, including other U.S. government agencies and our competitors, which could harm our competitive position;
•prohibit future procurement awards with a particular agency due to a finding of organizational conflicts of interest based upon prior related work performed for the agency that would give a contractor an unfair advantage over competing contractors, or the existence of conflicting roles that might bias a contractor’s judgment;
•subject the award of contracts to protest by competitors, which may require the contracting federal agency or department to suspend our performance pending the outcome of the protest and may also result in a requirement to resubmit offers for the contract or in the termination, reduction, or modification of the awarded contract;
•suspend or debar us from doing business with the U.S. government; and
•control or prohibit the export of our services.
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
Our work with government clients exposes us to additional risks inherent in the government contracting environment, which could reduce our revenue, disrupt our business, or otherwise materially adversely affect our results of operations.
U.S. government contractors (including their subcontractors and others with whom they do business) operate in a highly regulated environment and are routinely audited and reviewed by the U.S. government and its agencies, including the DCAA, DCMA, Department of Defense Inspector General, and others. These agencies review our performance on contracts, pricing practices, cost accounting practices, and compliance with applicable policies, laws, regulations and standards, including applicable government cost accounting standards, as well as our contract costs, including allocated indirect costs. The DCAA audits and the DCMA reviews, among other areas, the adequacy of our internal control systems and policies, including our Defense Federal Acquisition Regulation Supplement ("DFARS") required business systems, which are comprised of our purchasing, property, estimating, earned value, accounting and material management and accounting systems. These internal control systems could focus on significant elements of costs, such as executive compensation. Determination of a significant internal control deficiency by a government agency could result in increased payment withholding that might adversely affect our cash flow. In particular, over time the DCMA has increased and may continue to increase the proportion of executive compensation that it deems unallowable and the size of the executive population whose compensation is disallowed, which will continue to materially and adversely affect our results of operations or financial condition including the requirement to carry an increased level of reserves. We recognize as revenue, net of reserves, executive compensation that we determine, based on management's estimates, to be allowable; management's estimates in this regard are based on a number of factors that may change over time, including executive compensation survey data, our and other government contractors' experiences with the DCAA audit practices in our industry and relevant decisions of courts and boards of contract appeals. Any costs found to be unallowable under a contract will not be reimbursed, and any such costs already reimbursed must be refunded. Further, the amount of any such refund may exceed the provision of claimed indirect costs, which is based on management's estimates and assumptions that are inherently uncertain and may not cover actual losses. For example, DCAA audits may result in, and have historically resulted in, the Company's inability to retain certain claimed indirect costs, including executive and employee compensation, due to differing views of the allowability and reasonableness of such costs. As of March 31, 2021, years subsequent to the Company's fiscal year 2011 remained subject to audit and final resolution. The Company recognized a liability of $263.2 million for estimated adjustments to claimed indirect costs based on its historical DCAA audit results, including the final resolution of such audits with the DCMA. Determining the provision for claimed indirect costs is complex and subject to management's estimate of adjustments to claimed indirect costs based on the number of years that remain open to audit and expected final resolution by U.S. government agencies. As a result, significant changes in estimates could have a material effect on the Company's results of operations. Furthermore, the disallowance of any costs previously charged could directly and negatively affect our current results of operations for the relevant prior fiscal periods, and we could be required to repay any such disallowed amounts. Each of these results could materially and adversely affect our results of operations or financial condition.
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
In addition, in fiscal 2022 we began implementing new financial management systems and have adopted certain changes to our cost accounting practices. This may negatively impact our profitability. In particular, the changes we adopted to our cost accounting practices required us to estimate changes in costs for certain contracts and make payments in connection with such estimates. The changes are subject to audit by the DCAA and negotiation with the DCMA, which could result in additional payments that may be material and not recoverable. To the extent we are unable to fully mitigate the costs associated with changes to our cost accounting practices as we implement the new systems, our business and financial results may be adversely affected.
The U.S. government may revise its procurement, contract or other practices in a manner adverse to us.
The U.S. government may:
•revise its procurement practices or adopt new contract laws, rules, and regulations, such as cost accounting standards, organizational conflicts of interest, and other rules governing inherently governmental functions at any time;
•reduce, delay, or cancel procurement programs resulting from U.S. government efforts to improve procurement practices and efficiency;
•limit the creation of new government-wide or agency-specific multiple award contracts;

•face restrictions or pressure from government employees and their unions regarding the amount of services the U.S. government may obtain from private contractors;
•award contracts on a technically acceptable/lowest cost basis in order to reduce expenditures, and we may not be the lowest cost provider of services;
•adopt new socio-economic requirements, including setting aside procurement opportunities to small, disadvantaged businesses;
•change the basis upon which it reimburses our compensation and other expenses or otherwise limit such reimbursements; and
•at its option, terminate or decline to renew our contracts.
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
    As of March 31, 2021, we had total indebtedness of approximately $2.4 billion and $499.1 million of availability under our revolving credit facility (the “Revolving Credit Facility”). We are able to, and may, incur additional indebtedness in the future, subject to the limitations contained in the agreements governing our indebtedness. Our substantial indebtedness could have important consequences to holders of our common stock, including:
▪making it more difficult for us to satisfy our obligations with respect to our Secured Credit Facility, consisting of a $1,290 million term loan facility (“Term Loan A”), a $384 million term loan facility (“Term Loan B” and, together with Term Loan A, the “Term Loans”), a $500 million Revolving Credit Facility, with a sublimit for letters of credit of $100 million, our $700 million in aggregate principal amount of 3.875% Senior Notes due 2025 (the “Senior Notes”) and our other debt;
▪limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;
▪requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;
▪increasing our vulnerability to general adverse economic and industry conditions;
▪exposing us to the risk of increased interest rates as certain of our borrowings, including under the Secured Credit Facility, are at variable rates of interest;
▪limiting our flexibility in planning for and reacting to changes in the industry in which we compete;
▪placing us at a disadvantage compared to other, less leveraged competitors or competitors with comparable debt and more favorable terms and thereby affecting our ability to compete; and
▪increasing our cost of borrowing.
Although the Secured Credit Facility and the indenture governing the Senior Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. In addition, the Revolving Credit Facility provides for commitments of $500 million, which as of March 31, 2021, had availability of $499.1 million. Additionally, the used portion as it pertains to open standby letters of credit and bank guarantees totaled $0.9 million. Furthermore, subject to specified conditions, without the consent of the then-existing lenders (but subject to the receipt of commitments), the indebtedness under the Secured Credit Facility may be increased by up to (i) the greater of (x) $627 million and (y) 100% of consolidated EBITDA of Booz Allen Hamilton, as of the end of the most recently ended four quarter period for which financial statements have been delivered pursuant to the Credit Agreement, plus (ii) the aggregate principal amount under which the pro forma consolidated net secured leverage ratio is equal to or less than 3.50:1.00. If new debt is added to our current debt levels, the related risks that we and the guarantors now face would increase and we may not be able to meet all our debt obligations, including the repayment of the Senior Notes.
    We may not be able to generate sufficient cash to service our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or refinance our debt obligations will depend on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to financial, business, legislative, regulatory and other factors beyond our control. We might not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. For information regarding the risks to our business that could impair our ability to satisfy our obligations under our indebtedness, see “— Risks Related to Our Indebtedness.”
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
The Secured Credit Facility and the indenture governing the Senior Notes contain covenants that, among other things, impose significant operating and financial restrictions on us and limit our ability to engage in actions that may be in our long-term best interest, including restrictions on our ability to:
◦incur additional indebtedness, guarantee indebtedness or issue disqualified stock or preferred stock;
◦pay dividends on or make other distributions in respect of, or repurchase or redeem, our capital stock;
◦prepay, redeem or repurchase subordinated indebtedness;
◦make loans and investments;
◦sell or otherwise dispose of assets;
◦incur liens securing indebtedness;
◦enter into transactions with affiliates;

◦enter into agreements restricting our subsidiaries’ ability to pay dividends to us or the guarantors or make other intercompany transfers;
◦consolidate, merge or sell all or substantially all of our or any guarantor’s assets;
◦designate our subsidiaries as unrestricted subsidiaries; and
◦enter into certain lines of business.
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
    As a result of all of these restrictions, we may be:
•limited in how we conduct our business;
•unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•unable to compete effectively or to take advantage of new business opportunities.
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
    Based on Term Loans outstanding as of March 31, 2021 and assuming all revolving loans are fully drawn, and after considering interest rate swaps that fixed the interest rate on $1 billion of principal of our variable rate debt each quarter point change in interest rates would result in a $2.9 million change in our projected annual interest expense on our indebtedness under the Secured Credit Facility. We have entered into interest rate swaps and may in the future enter into additional interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce future interest rate volatility of our variable rate indebtedness. However, due to risks for hedging gains and losses and cash settlement costs, we may not elect to maintain such interest rate swaps, and any swaps may not fully mitigate our interest rate risk.
    In addition, a transition away from the London Interbank Offering Rate (“LIBOR”) as a benchmark for establishing the applicable interest rate may affect the cost of servicing our debt under the Secured Credit Facility and the Revolving Credit Facility. As of March 31, 2021, we had $2.4 billion outstanding under the Secured Credit Facility and $499.1 million of availability under the Revolving Credit Facility, each of which incurs interest based on LIBOR. The potential consequences from discontinuation, modification, or reform of LIBOR, implementation of alternative reference rates, and any interest rate transition process cannot be fully predicted and may have an adverse impact on values of LIBOR-linked securities and other financial obligations or extensions of credit and may involve among other things, increased volatility or illiquidity in markets for instruments that rely on LIBOR, reductions in effectiveness of related transactions such as hedges, increased borrowing costs, uncertainty under applicable documentation, or difficult and costly consent processes. For example, if any alternative base rate or means of calculating interest with respect to our outstanding variable rate indebtedness leads to an increase in the interest rates charged, it could result in an increase in the cost of such indebtedness, impact our ability to refinance some or all of our existing indebtedness or otherwise have a material adverse impact on our business, financial condition and results of operations.
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
Our financial results may vary significantly from period to period in the future as a result of many external factors that are outside of our control. Factors that may affect our financial results and that could cause the market price of our outstanding securities, including our Class A Common Stock, to fluctuate include those listed in this “Risk Factors” section and others such as:
•any cause of reduction or delay in U.S. government funding;
•fluctuations in revenue earned on existing contracts;
•commencement, completion, or termination of contracts during a particular period;
•a potential decline in our overall profit margins if our other direct costs and subcontract revenue grow at a faster rate than labor-related revenue;
•strategic decisions by us or our competitors, such as changes to business strategy, strategic investments, acquisitions, divestitures, spin offs, and joint ventures;
•a change in our contract mix to less profitable contracts;
•changes in policy or budgetary measures that adversely affect U.S. government contracts in general;
•variable purchasing patterns under U.S. government GSA schedules, blanket purchase agreements, which are agreements that fulfill repetitive needs under GSA schedules, and IDIQ contracts;
•changes in demand for our services and solutions;
•fluctuations in the degree to which we are able to utilize our professionals;
•seasonality associated with the U.S. government’s fiscal year;
•an inability to utilize existing or future tax benefits for any reason, including a change in law;
•alterations to contract requirements; and
•adverse judgments or settlements in legal disputes.
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
In particular, the Sarbanes-Oxley Act of 2002 requires us to document and test the effectiveness of our internal control over financial reporting in accordance with an established internal control framework, and to report on our conclusions as to the effectiveness of our internal controls. It also requires an independent registered public accounting firm to test our internal control over financial reporting and report on the effectiveness of such controls. In addition, we are required under the Exchange Act to maintain disclosure controls and procedures and internal control over financial reporting. Because of inherent limitations in any internal control environment, there can be no assurance that all control issues and instances of fraud, errors or misstatements, if any, within our company have been or will be detected on a timely basis. Such deficiencies could result in the correction or restatement of financial statements of one or more periods. Any failure to maintain effective controls or implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. We also rely on third parties for certain calculations and other information that support our accounting and financial reporting, which includes reports from such organizations on their controls and systems that are used to generate this information. Any failure by such third parties to provide us with accurate or timely information or implement and maintain effective controls may cause us to fail to meet our reporting obligations as a publicly traded company. In addition, as we implement new financial management systems, we could experience deficiencies in its operation that could have an adverse effect on the effectiveness of our internal control over financial reporting.
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
Our amended and restated certificate of incorporation and amended and restated bylaws include a number of provisions that may have the effect of delaying, deterring, preventing, or rendering more difficult a change in control of Booz Allen Holding that our stockholders might consider in their best interests. These provisions include:
•granting to the Board the sole power to set the number of directors and to fill any vacancy on the Board;
•granting to the Board the ability to designate and issue one or more series of preferred stock without stockholder approval, the terms of which may be determined at the sole discretion of the Board;
•a prohibition on stockholders from calling special meetings of stockholders;
•the establishment of advance notice requirements for stockholder proposals and nominations for election to the Board at stockholder meetings; and
•prohibiting our stockholders from acting by written consent.
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
Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our current or former directors, officers, or stockholders.
Our fifth amended and restated certificate of incorporation requires that the Court of Chancery of the State of Delaware be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, or other employee of the Company to the Company or the Company's stockholders, (iii) any action asserting a claim against the Company arising pursuant to any provision of the Delaware General Corporation Law, the Company's fifth amended and restated certificate of incorporation or the Company's bylaws, or (iv) any action asserting a claim against the Company governed by the internal affairs doctrine. Because the applicability of the exclusive forum provision is limited to the extent permitted by applicable law, we do not intend that the exclusive forum provision would apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction, and acknowledge that federal courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act. We note that there is uncertainty as to whether a court would enforce the provision and that investors cannot waive compliance with federal securities laws and the rules and regulations thereunder. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers.

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

Item 3.    Legal Proceedings
The Company is involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of March 31, 2021 and 2020, there were no material amounts accrued in the consolidated financial statements related to these proceedings.
On June 7, 2017, Booz Allen Hamilton Inc. was informed that the U.S. Department of Justice (DOJ) is conducting a civil and criminal investigation of the Company. In connection with the investigation, the DOJ has requested information from the
Company relating to certain elements of the Company’s cost accounting and indirect cost charging practices with the U.S.
government. Since learning of the investigation, the Company has engaged a law firm experienced in these matters to represent the Company in connection with this matter and respond to the government's requests. As is commonly the case with this type of matter, the Company has also been in contact with other regulatory agencies and bodies, including the SEC, which notified the Company that it is conducting an investigation that the Company believes relates to the matters that are also the subject of the DOJ's investigation. The Company may receive additional regulatory or governmental inquiries related to the matters that are the subject of the DOJ's investigation. In accordance with the Company's practice, the Company is cooperating with all relevant government parties. On May 12, 2021, the Company was informed that the DOJ has closed its criminal investigation. The total cost associated with these matters will depend on many factors, including the duration of these matters and any related findings. At this stage, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with these matters.
On June 19, 2017, a purported stockholder of the Company filed a putative class action lawsuit in the United States
District Court for the Eastern District of Virginia styled Langley v. Booz Allen Hamilton Holding Corp., No. 17-cv-00696
naming the Company, its Chief Executive Officer, and its Chief Financial Officer as defendants purportedly on behalf of all purchasers of the Company’s securities from May 19, 2016 through June 15, 2017. On September 5, 2017, the court named two lead plaintiffs, and on October 20, 2017, the lead plaintiffs filed a consolidated amended complaint. The complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, alleging misrepresentations or omissions by the Company purporting to relate to matters that are the subject of the DOJ investigation described above. The plaintiffs seek to recover from the Company and the individual defendants an unspecified amount of damages. The Company believes the suit lacks merit and intends to defend against the lawsuit. Motions to dismiss were argued on January 12, 2018, and on February 8, 2018, the court dismissed the amended complaint in its entirety without prejudice. At this stage of the lawsuit, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with the lawsuit.
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

Item 4.    Mine Safety Disclosures
None.
Information about our Executive Officers
The following table sets forth information about our executive officers as of the date hereof:

Name	Age	Position
Horacio D. Rozanski	53	President and Chief Executive Officer
Lloyd W. Howell, Jr.	55	Executive Vice President, Chief Financial Officer and Treasurer
Kristine Martin Anderson	52	Executive Vice President
Karen M. Dahut	57	Executive Vice President
Judith Dotson	57	Executive Vice President
Nancy J. Laben	59	Executive Vice President and Chief Legal Officer
Gary D. Labovich	61	Executive Vice President
Susan L. Penfield	59	Executive Vice President and Chief Innovation Officer
Elizabeth M. Thompson	66	Executive Vice President and Chief People Officer
Laura S. Adams	48	Vice President and Chief Accounting Officer
Horacio D. Rozanski is our President and Chief Executive Officer. A respected authority and leader in the consulting industry, Mr. Rozanski has expertise in business strategy, technology and operations, talent and diversity, and the future of consulting. He joined Booz Allen in 1992 as a consultant to commercial clients, was elected vice president in 1999, and served as our Chief Personnel Officer, Chief Strategy and Talent Officer, Chief Operating Officer, and President before becoming

Chief Executive Officer in 2015. He also is a member of our board of directors. Today, Mr. Rozanski is Chairman of the Board of Directors for Children’s National Medical Center and a member of the Board of Directors at Marriott International and CARE. He is also a member of the Business Roundtable, the United States Holocaust Memorial Museum’s Committee on Conscience, the Kennedy Center Corporate Fund Board, and the Aerospace Industries Association Finance Committee.
Lloyd W. Howell, Jr. is an Executive Vice President of our Company and our Chief Financial Officer and Treasurer since July 1, 2016. Mr. Howell previously served as the group leader for our Civil Commercial Group. Mr. Howell joined our Company in 1988, left in 1991, rejoined in 1995 and became an Executive Vice President in 2005. He served as chairman of our Ethics & Compliance Committee for over seven years, until April 2014. Mr. Howell serves on the board of directors of Moody’s Corporation. Mr. Howell also serves on the board of overseers for the School of Engineering and Applied Science and as a Trustee at the University of Pennsylvania.
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
Karen M. Dahut is an Executive Vice President and is the group leader for the Company's Global Defense Group.  Ms. Dahut joined our Company in 2002 and became a Senior Vice President in 2004. Ms. Dahut led the Company's Strategic Innovations Group from 2012 to April 2016 and the Civil Commercial Group from 2016 to March 2018. Previously, she also led the Company's Analytics business and its US Navy and Marine Corps business. Ms. Dahut is a board member of DexCom, Inc. She also serves on the board of the Northern Virginia Technology Council and the Smithsonian National Air and Space Museum.
Judith Dotson is an Executive Vice President and is the group leader for the Company's National Security Group. Ms. Dotson joined our Company in 1989 and became a Senior Vice President in 2004. Ms. Dotson led the Company's Finance, Economic Development, and Energy business from 2014 to March 2017 and the Joint Combatant Command business from 2017 to March 2020. Previously, she led the Company's Enterprise Integration Capability Development Team, the Defense System Development Capability Team, and the Environment & Energy Technology Team. Ms. Dotson served on the board of directors for the Nature Generation, a not-for-profit that inspires and empowers environmental stewardship in youth.
Nancy J. Laben is an Executive Vice President of our Company and our Chief Legal Officer. She also served as the Secretary until August 2019. Ms. Laben joined our Company in September 2013. She oversees the Legal functions, Ethics & Compliance, and Corporate Affairs. Before joining our Company, Ms. Laben served as General Counsel of AECOM Technology Corporation from June 2010 to August 2013, where she was responsible for all legal support. Prior to June 2010, Ms. Laben served as Deputy General Counsel at Accenture plc beginning in 1989. Prior to Accenture, Ms. Laben served in the law department at IBM Corporation.
Gary Labovich is an Executive Vice President and leads the modernization of our management systems as the Next Generation Modernization Lead. He joined Booz Allen in July 2004. Mr. Labovich has led the Company's systems delivery and digital businesses as well as the delivery of the Company's financial services capabilities and service offerings to both federal and private sector clients. Prior to joining the Company, Mr. Labovich spent 18 years at American Management Systems in key roles as both an entrepreneur and a senior executive specializing in systems development and strategic consulting for federal, state, local, and commercial organizations. Mr. Labovich is a former chair and a member of the board of trustees for the Greater DC Maryland Chapter of the National Multiple Sclerosis Society and serves on the board of trustees for Clark University.
Susan L. Penfield is an Executive Vice President and our Chief Innovation Officer, and leads our Strategic Innovation Group. Ms. Penfield joined the Company in 1994. She has over 25 years of strategy, technology, marketing, and solutions delivery experience. Prior to joining the Strategic Innovation Group, Ms. Penfield led the Company's Health business, where she drove technology and transformation initiatives across the federal, commercial, and non-profit health space. She serves as Chair of the board of directors of the Children's Inn at the National Institutes of Health, and also on the board of directors of Seed Spot Inc. Ms. Penfield is a member of the National Association for Female Executives (NAFE), and was recognized by the NAFE as its 2015 Digital Trailblazer.
Elizabeth M. Thompson is an Executive Vice President of our Company and serves as our Chief People Officer. Ms. Thompson joined our Company in 2008. Ms. Thompson served as Vice President of Human Resources for Fannie Mae from 2000 to 2008. Ms. Thompson sits on the board of the Society for Human Resource Management.
Laura S. Adams is a Vice President of our Company and our Chief Accounting Officer. Ms. Adams joined Booz Allen in January 2009 and has served as the Company’s Chief Accounting Officer since 2016. Ms. Adams served as the Company’s Controller from July 2014 to May 2021. Ms. Adams brings more than 25 years of finance and accounting specialty and industry experience, primarily in aerospace and defense and government and commercial IT management consulting services. Before joining Booz Allen, Ms. Adams was a senior manager in the audit and assurance practice of Ernst & Young from 1995 through 2008.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our Class A Common Stock began trading on the New York Stock Exchange on November 17, 2010. On May 10, 2021, there were 217,583 beneficial holders of our Class A Common Stock. Our Class A Common Stock is listed on the New York Stock Exchange under the ticker symbol "BAH".
Dividends
The Company plans to continue paying recurring dividends in the future and assessing its excess cash resources to determine the best way to utilize its excess cash flow to meet its objectives. Any future dividends declared will be at the discretion of the Board and will depend, among other factors, upon our earnings, liquidity, financial condition, alternate capital allocation opportunities, or any other factors the Board deems relevant. On May 21, 2021, the Company announced that the Board had declared a quarterly cash dividend of $0.37 per share. Payment of the dividend will be made on June 30, 2021 to stockholders of record at the close of business on June 15, 2021.
Recent Sales of Unregistered Securities
    None.
Issuer Purchases of Equity Securities
    The following table shows the share repurchase activity for each of the three months in the quarter ended March 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2021	174,150	$86.13	174,150	$746,460,898
February 2021	367,649	$81.60	367,649	$716,460,897
March 2021	1,593,590	$78.44	1,593,590	$591,460,956
Total	2,135,389		2,135,389
(1)On December 12, 2011, the Board approved a $30.0 million share repurchase program, which was further increased by the Board on (i) January 27, 2015 to $180.0 million, (ii) January 25, 2017 to $410.0 million, (iii) November 2, 2017 to $610.0 million, (iv) May 24, 2018 to $910.0 million, (v) May 23, 2019 to $1,310.0 million and (vi) January 27, 2021 to $1,710.0 million. As of March 31, 2021, the Company had approximately $591.5 million remaining under the repurchase program. A special committee of the Board was appointed to evaluate market conditions and other relevant factors and initiate repurchases under the program from time to time. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice.
Use of Proceeds from Registered Securities
None.

Performance
The graph set forth below compares the cumulative shareholder return on our Class A Common Stock between March 31, 2016 and March 31, 2021, to the cumulative return of (i) the Russell 1000 Index and (ii) S&P Software & Services Select Industry Index over the same period. The Russell 1000 and S&P Software & Services Select Industry Indices represent comparator groups for relative cumulative return performance to Booz Allen Hamilton. This graph assumes an initial investment of $100 on March 31, 2016 in our Class A Common Stock, the Russell 1000 Index, and the S&P Software & Services Select Industry Index and assumes the reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

350
300
250
200
150
100
Dollars
03/31/2016
03/31/2020
Booz Allen Hamilton Holding Corporation
Russell 1000 Index
S&P Software & Services Select Industry Index

ASSUMES $100 INVESTED ON MARCH 31, 2016
ASSUMES DIVIDEND REINVESTED

Company/Market/Peer Group	3/31/2016	3/31/2017	3/31/2018	3/31/2019	3/31/2020	3/31/2021
Booz Allen Hamilton Holding Corp.	$100.00	$119.20	$132.97	$202.85	$242.99	$289.56
Russell 1000 Index	$100.00	$117.43	$133.84	$146.29	$134.55	$216.07
S&P Software & Services Select Industry Index	$100.00	$124.32	$160.64	$202.00	$177.20	$340.99
This performance graph and other information furnished under this Part II Item 5 of this Annual Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Item 6.    Selected Financial Data
The selected consolidated statements of operations data for fiscal 2021, fiscal 2020, and fiscal 2019 and the selected consolidated balance sheet data as of March 31, 2021 and 2020 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated statement of operations data for fiscal 2018 and fiscal 2017 and the selected consolidated balance sheet data as of March 31, 2019, 2018 and 2017 have been derived from audited consolidated financial statements which are not included in this Annual Report. Our historical results are not necessarily indicative of the results that may be expected for any future period. The selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report.

	Fiscal Year Ended March 31,
(In thousands, except share and per share data)	2021	2020	2019	2018	2017
Consolidated Statements of Operations:
Revenue	$7,858,938	$7,463,841	$6,704,037	$6,167,600	$5,809,491
Operating costs and expenses:
Cost of revenue	3,657,530	3,379,180	3,100,466	2,866,268	2,678,715
Billable expenses	2,325,888	2,298,413	2,004,664	1,861,312	1,751,077
General and administrative expenses	1,036,834	1,035,965	927,938	855,541	814,141
Depreciation and amortization	84,315	81,081	68,575	64,756	59,544
Total operating costs and expenses	7,104,567	6,794,639	6,101,643	5,647,877	5,303,477
Operating income	754,371	669,202	602,394	519,723	506,014
Interest expense	(81,270)	(96,960)	(89,517)	(82,269)	(62,298)
Other income (expense), net	(10,662)	7,192	2,526	(7,418)	(18,059)
Income before income taxes	662,439	579,434	515,403	430,036	425,657
Income tax expense	53,481	96,831	96,874	128,344	164,832
Net income	$608,958	$482,603	$418,529	$301,692	$260,825
Earnings per common share (1):
Basic	$4.40	$3.43	$2.94	$2.05	$1.74
Diluted	$4.37	$3.41	$2.91	$2.03	$1.72
Weighted average common shares outstanding (1):
Basic	137,722,589	140,059,494	141,910,799	145,964,574	148,218,968
Diluted	138,703,220	141,238,135	143,156,176	147,750,022	150,274,640
Dividends declared per share	$1.30	$1.04	$0.80	$0.70	$0.62

	As of March 31,
(In thousands)	2021	2020	2019	2018	2017
Consolidated Balance Sheets:
Cash and cash equivalents	$990,955	$741,901	$283,990	$286,958	$217,417
Working capital	1,345,067	1,000,510	520,101	463,205	211,701
Total assets	5,499,601	4,793,966	3,831,841	3,606,619	3,378,693
Long-term debt, net of current portion	2,278,731	2,007,979	1,701,837	1,755,479	1,470,174
Stockholders’ equity	1,071,176	856,356	675,366	562,491	584,873

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

(1)Basic earnings per share for the Company has been computed using the weighted average number of shares of Class A Common Stock outstanding during the period. The Company’s diluted earnings per share has been computed using the weighted average number of shares of Class A Common Stock including the dilutive effect of outstanding common stock options and other stock-based awards. For the purposes of calculating basic and diluted earnings per share, the Company has utilized the two class method, given non-forfeitable dividends declared on unvested Class A Restricted Common Stock.

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
Overview
We are a leading provider of management and technology consulting, analytics, engineering, digital solutions, mission operations, and cyber services to U.S. and international governments, major corporations, and not-for-profit organizations. Our ability to deliver value to our clients has always been, and continues to be, a product of the strong character, expertise and tremendous passion of our people. Our approximately 27,700 employees work to solve hard problems by making clients' missions their own, combining decades of consulting and domain expertise with functional expertise in areas such as analytics, digital solutions, engineering, and cyber, all fostered by a culture of innovation that extends to all reaches of the company.
Through our dedication to our clients' missions, and a commitment to evolving our business to address their needs, we have longstanding relationships with our clients, some more than 80 years. We support critical missions for a diverse base of federal government clients, including nearly all of the U.S. government's cabinet-level departments, as well as increasingly for top-tier commercial and international clients. We support our federal government clients by helping them tackle their most complex and pressing challenges such as protecting soldiers in combat and supporting their families, advancing cyber capabilities, keeping our national infrastructure secure, enabling and enhancing digital services, transforming the healthcare system, and improving government efficiency to achieve better outcomes. We serve commercial clients across industries including financial services, health and life sciences, energy, and technology. We have a presence in the Middle East and other international markets.

Financial and Other Highlights
During fiscal 2021, the Company generated strong revenue growth, substantial backlog growth, and increases in headcount for the year.
Revenue increased 5.3% from fiscal 2020 to fiscal 2021 primarily driven by strong execution on sustained client demand and headcount to meet that demand. The Company also benefited from higher staff utilization in the first half of the year as compared to the prior year driven by fewer paid time off ("PTO") days taken by our employees which resulted in increases in our direct labor and corresponding generation of revenue growth. Revenue growth also benefited from an overall increase in billable expenses.
Operating income increased 12.7% to $754.4 million in fiscal 2021 from $669.2 million in fiscal 2020, which reflects an increase in operating margin to 9.6% from 9.0% in the comparable year. The increase in operating income was primarily driven by the same factors driving revenue growth, as well as strong cost management efforts, and reductions in certain types of expenses, like travel and meetings. These were partially offset by the inability to recognize revenue on, or bill for, fee on certain contracts involving a ready workforce of approximately $24.0 million for fiscal 2021. The Company also incurred incremental legal costs during fiscal 2021 and 2020 in response to the U.S. Department of Justice investigation and matters which purport to relate to the investigation, a portion of which was offset by the receipt of insurance reimbursements. We expect to incur additional costs in the future. Based on the information currently available, the Company is not able to reasonably estimate the expected long-term incremental legal costs or amounts that may be reimbursed associated with this investigation and these related matters.
We are monitoring the evolving situation related to COVID-19 and vaccine rollout, and we continue to work with our stakeholders to assess further possible implications to our business and to take actions in an effort to mitigate adverse consequences. To protect employee health and safety while COVID-19 remains a threat, we are currently delivering a majority of our services to clients via telework. In cases where telework options or effectiveness are limited, we are working closely with clients to achieve safe return plans guided by federal, state and local policies and advice from other experts. We are also working closely with our clients, where classified work is concentrated, to retain continuity of service and ensure a ready workforce. We expect to continue to be impacted by the inability of certain employees to perform their contract requirements at their designated work locations due to facility closures or restrictions as a result of COVID-19 and cannot perform such work remotely. While the CARES Act contains a provision that allows federal contractors to seek specified reimbursement for certain employees who are unable to perform their contract requirements due to government restrictions and we have been reimbursed for certain of these costs, such provision does not require the government to reimburse a contractor and reimbursements are also subject to limitations and currently do not extend past September 30, 2021. Through March 31, 2021, we have withheld recognition of revenue associated with these amounts at risk of not being reimbursed. We do not expect non-reimbursed fees to have a material impact on earnings in future periods as the majority of our affected workforce have returned to on site offices or may do so prior to September 30, 2021. Although we cannot currently predict the overall impact of COVID-19 and vaccine rollout, the longer the duration of the event, the more likely it is that it could have an adverse effect on our business, financial position, results of operations, billable expenses, and/or cash flows.

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
•"Adjusted Operating Income" represents operating income before transaction costs, fees, losses, and expenses, including fees associated with debt prepayments, supplemental employee benefits due to the COVID-19 outbreak and acquisition related costs. We prepare Adjusted Operating Income to eliminate the impact of items we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature.
•"Adjusted EBITDA" represents net income before income taxes, net interest and other expense and depreciation and amortization and before certain other items, including transaction costs, fees, losses, and expenses, including fees associated with debt prepayments, supplemental employee benefits due to the COVID-19 outbreak and acquisition related costs. “Adjusted EBITDA Margin on Revenue” is calculated as Adjusted EBITDA divided by revenue. "Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses" is calculated as Adjusted EBITDA divided by Revenue, Excluding Billable Expenses. The Company prepares Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, and Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses to eliminate the impact of items it does not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary or non-recurring nature or because they result from an event of a similar nature.
•"Adjusted Net Income" represents net income before: (i) transaction costs, fees, losses, and expenses, including fees associated with debt prepayments, (ii) supplemental employee benefits due to the COVID-19 outbreak, (iii) acquisition related costs, (iv) research and development tax credits, (v) release of income tax reserves, (vi) re-measurement of deferred tax assets/liabilities, (vii) loss on debt extinguishment, and

(viii) amortization or write-off of debt issuance costs and write-off of original issue discount, in each case net of the tax effect where appropriate calculated using an assumed effective tax rate. We prepare Adjusted Net Income to eliminate the impact of items, net of tax, we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature. We view net income excluding the impact of the re-measurement of the Company's deferred tax assets and liabilities as an important indicator of performance consistent with the manner in which management measures and forecasts the Company's performance and the way in which management is incentivized to perform.
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

	Fiscal Year Ended March 31,
(Amounts in thousands, except share and per share data)	2021	2020	2019
	(Unaudited)
Revenue, Excluding Billable Expenses
Revenue	$7,858,938	$7,463,841	$6,704,037
Billable expenses	2,325,888	2,298,413	2,004,664
Revenue, Excluding Billable Expenses	$5,533,050	$5,165,428	$4,699,373
Adjusted Operating Income
Operating Income	$754,371	$669,202	$602,394
Transaction expenses (a)	—	1,069	3,660
COVID-19 supplemental employee benefits (b)	577	2,722	—
Acquisition costs (c)	$411	$—	$—
Adjusted Operating Income	$755,359	$672,993	$606,054
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue & Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses
Net income	$608,958	$482,603	$418,529
Income tax (benefit) expense	53,481	96,831	96,874
Interest and other, net (d)	91,932	89,768	86,991
Depreciation and amortization	84,315	81,081	68,575
EBITDA	838,686	750,283	670,969
Transaction expenses (a)	—	1,069	3,660
COVID-19 supplemental employee benefits (b)	577	2,722	—
Acquisition costs (c)	$411	$—	$—
Adjusted EBITDA	$839,674	$754,074	$674,629
Adjusted EBITDA Margin on Revenue	10.7%	10.1%	10.1%
Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses	15.2%	14.6%	14.4%
Adjusted Net Income
Net income	$608,958	$482,603	$418,529
Transaction expenses (a)	—	1,069	3,660
COVID-19 supplemental employee benefits (b)	577	2,722	—
Acquisition costs (c)	411	—	—
Research and development tax credits (e)	(2,928)	(38,395)	—
Release of income tax reserves (f)	(29)	(68)	(462)
Re-measurement of deferred tax assets/liabilities (g)	(76,767)	—	(27,908)
Loss on debt extinguishment (h)	13,239	—	—
Amortization or write-off of debt issuance costs and write-off of original issue discount	2,402	2,395	2,920
Adjustments for tax effect (i)	(4,324)	(1,608)	(1,711)
Adjusted Net Income	$541,539	$448,718	$395,028
Adjusted Diluted Earnings Per Share
Weighted-average number of diluted shares outstanding	138,703,220	141,238,135	143,156,176
Adjusted Net Income Per Diluted Share (j)	$3.90	$3.18	$2.76
Free Cash Flow
Net cash provided by operating activities	$718,684	$551,428	$499,610
Less: Purchases of property and equipment	(87,210)	(128,079)	(94,681)
Free Cash Flow	$631,474	$423,349	$404,929

(a)Fiscal 2020 and fiscal 2019 reflect debt refinancing costs incurred in connection with the refinancing transactions consummated on November 26, 2019 and July 23, 2018, respectively.
(b)Represents the supplemental contribution to employees' dependent care FSA accounts in response to the COVID-19 outbreak.
(c)Represents certain costs incurred related to acquisition efforts of the Company, including legal and other professional fees.
(d)Reflects the combination of Interest expense and Other income (expense), net from the consolidated statement of operations.
(e)Reflects tax credits, net of reserves for uncertain tax positions, recognized in fiscal 2021 and 2020 related to an increase in research and development credits available for fiscal years 2016 to 2019 and fiscal years 2016 to 2020, respectively.
(f)Release of pre-acquisition income tax reserves assumed by the Company in connection with the Carlyle Acquisition.
(g)Fiscal 2021 reflects the income tax benefit associated with tax losses generated during fiscal 2021 as a result of a change in certain tax methods of accounting. The Company intends to carry these losses back to fiscal 2016 and subsequent periods under the CARES Act and has re-measured the fiscal 2021 loss accordingly. Fiscal 2019 reflects the adjustments made to the provisional income tax benefit associated with the re-measurement of the Company's existing deferred tax assets and liabilities as a result of the 2017 Tax Act.
(h)Reflects the loss on debt extinguishment resulting from the redemption of Booz Allen Hamilton Inc.'s 5.125% Senior Notes due 2025 (the "2017 Senior Notes"), including $9.0 million of the premium paid at redemption, and write-off of the unamortized debt issuance cost. See Note 10 to our consolidated financial statements for more information.
(i)Reflects the tax effect of adjustments at an assumed effective tax rate of 26%, which approximates the blended federal and state tax rates, and consistently excludes the impact of other tax credits and incentive benefits realized.
(j)Excludes an adjustment of approximately $3.5 million, $1.6 million, and $1.8 million of net earnings for fiscal 2021, 2020, and 2019, respectively, associated with the application of the two-class method for computing diluted earnings per share.
Factors and Trends Affecting Our Results of Operations
Our results of operations have been, and we expect them to continue to be, affected by the following factors, which may cause our future results of operations to differ from our historical results of operations discussed under “—Results of Operations.”
Business Environment and Key Trends in Our Markets
We believe that the following trends and developments in the U.S. government services industry and our markets may influence our future results of operations:
•uncertainty around the timing, extent, nature and effect of Congressional and other U.S. government actions to approve funding of the U.S. government, address budgetary constraints, including caps on the discretionary budget for defense and non-defense departments and agencies, as established by the Bipartisan Budget Control Act of 2011 ("BCA") and subsequently adjusted by the American Taxpayer Relief Act of 2012, the Bipartisan Budget Act of 2013, the Bipartisan Budget Act of 2015, the Bipartisan Budget Act of 2018, and the Bipartisan Budget Act of 2019, and address the ability of Congress to determine how to allocate the available budget authority and pass appropriations bills to fund both U.S. government departments and agencies that are, and those that are not, subject to the caps;
•budget deficits and the growing U.S. national debt increasing pressure on the U.S. government to reduce federal spending across all federal agencies together with associated uncertainty about the size and timing of those reductions;

•cost-cutting and efficiency initiatives, current and future budget restrictions, continued implementation of Congressionally mandated automatic spending cuts, and other efforts to reduce U.S. government spending could cause clients to reduce or delay funding for orders for services or invest appropriated funds on a less consistent or rapid basis or not at all, particularly when considering long-term initiatives and in light of current uncertainty around Congressional efforts to approve funding of the U.S. government and to craft a long-term agreement on the U.S. government's ability to incur indebtedness in excess of its current limits and generally in the current political environment, there is a risk that clients will not issue task orders in sufficient volume to reach current contract ceilings, alter historical patterns of contract awards, including the typical increase in the award of task orders or completion of other contract actions by the U.S. government in the period before the end of the U.S. government's fiscal year on September 30, delay requests for new proposals and contract awards, rely on short-term extensions and funding of current contracts, or reduce staffing levels and hours of operation;
•delays in the completion of future U.S. government’s budget processes, which have in the past and could in the future delay procurement of the products, services, and solutions we provide;
•changes in the relative mix of overall U.S. government spending and areas of spending growth, with lower spending on homeland security, intelligence, defense-related programs as certain overseas operations end, and continued increased spending on cybersecurity, Command, Control, Communications, Computers, Intelligence, Surveillance, and Reconnaissance (C4ISR), advanced analytics, technology integration, and healthcare, including as a result of the presidential and administration transition;
•the extent, nature and effect of COVID-19, including the impact on federal budgets, current and pending procurements, supply chains, demand for services, deployment and productivity of our employees and the economic and societal impact of a pandemic, and the expected continued volatility in billable expenses;
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
•increased audit, review, investigation, and general scrutiny by U.S. government agencies of government contractors' performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws;
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
•restrictions by the U.S. government on the ability of federal agencies to use lead system integrators, in response to cost, schedule, and performance problems with large defense acquisition programs where contractors were performing the lead system integrator role;

•increasingly complex requirements of the Department of Defense and the U.S. intelligence community, including cybersecurity, managing federal health care cost growth, and focus on reforming existing government regulation of various sectors of the economy, such as financial regulation and healthcare; and
•increasing small business regulations across the Department of Defense and civilian agency clients continue to gain traction, agencies are required to meet high small business set aside targets, and large business prime contractors are required to subcontract in accordance with considerable small business participation goals necessary for contract award.
Sources of Revenue
Substantially all of our revenue is derived from services provided under contracts and task orders with the U.S. government, primarily by our consulting staff and, to a lesser extent, our subcontractors. Funding for our contracts and task orders is generally linked to trends in budgets and spending across various U.S. government agencies and departments. We provide services under a large portfolio of contracts and contract vehicles to a broad client base, and we believe that our diversified contract and client base lessens potential volatility in our business; however, a reduction in the amount of services that we are contracted to provide to the U.S. government or any of our significant U.S. government clients could have a material adverse effect on our business and results of operations. In particular, the Department of Defense is one of our significant clients, and the BCA (as amended by the American Taxpayer Relief Act of 2012, the Bipartisan Budget Act of 2013, the Bipartisan Budget Act of 2015, the Bipartisan Budget Act of 2018, and the Bipartisan Budget Act of 2019), provides for automatic spending cuts (referred to as sequestration) totaling approximately $1.2 trillion between 2013 and 2021, including an estimated $500 billion in federal defense spending cuts over this time period. The Bipartisan Budget Act of 2019 raised BCA spending caps on defense spending by $90 billion for government fiscal 2020, and $81 billion for fiscal 2021. For non-defense funding, the Bipartisan Budget Act of 2019 raised BCA spending caps by $78 billion for government fiscal 2020 and $72 billion for government fiscal 2021. While the American Taxpayer Relief Act of 2012, the Bipartisan Budget Act of 2013, the Bipartisan Budget Act of 2015, the Bipartisan Budget Act of 2018, and the Bipartisan Budget Act of 2019 all negated and raised budget limits put in place by the BCA for both defense and non-defense spending, there can be no assurance that any spending cuts implemented in the future would be similarly negated. This could result in a commensurate reduction in the amount of services that we are contracted to provide to the Department of Defense and could have a material adverse effect on our business and results of operations, and given the uncertainty of when and how these automatic reductions required by the BCA may return and/or be applied, we are unable to predict the nature or magnitude of the potential adverse effect.
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
The table below presents the percentage of total revenue for each type of contract:

	Fiscal Year Ended March 31,
	2021	2020	2019
Cost-reimbursable	56%	57%	53%
Time-and-materials	25%	23%	24%
Fixed-price	19%	20%	23%

Contract Diversity and Revenue Mix
We provide services to our clients through a large number of single award contracts, contract vehicles, and multiple award contract vehicles. Most of our revenue is generated under indefinite delivery/indefinite quantity, or IDIQ, contract vehicles, which include multiple award government wide acquisition contract vehicles, or GWACs, and General Services Administration Multiple Award Schedule Contracts, or GSA schedules, and certain single award contracts. GWACs and GSA schedules are available to all U.S. government agencies. Any number of contractors typically competes under multiple award IDIQ contract vehicles for task orders to provide particular services, and we earn revenue under these contract vehicles only to the extent that we are successful in the bidding process for task orders. No single task order under any IDIQ contract represented more than 3.1% of our revenue in fiscal 2021. No single definite contract accounted for more than 3.0% of our revenue in fiscal 2021.
We generate revenue under our contracts and task orders through our provision of services as both a prime contractor and subcontractor, as well as from the provision of services by subcontractors under contracts and task orders for which we act as the prime contractor. For fiscal 2021, 2020, and 2019, 93%, 92%, and 92%, respectively, of our revenue was generated by contracts and task orders for which we served as a prime contractor; 7%, 8%, and 8%, respectively, of our revenue was generated by contracts and task orders for which we served as a subcontractor; and approximately 25%, 24%, and 24%, respectively, of our revenue was generated by services provided by our subcontractors. The mix of these types of revenue affects our operating margin. Substantially all of our operating margin is derived from direct consulting staff labor as the portion of our operating margin derived from fees we earn on services provided by our subcontractors is not significant. We view growth in direct consulting staff labor as the primary driver of earnings growth. Direct consulting staff labor growth is driven by consulting staff headcount growth, after attrition, and total backlog growth.
Our People
Revenue from our contracts is derived from services delivered by consulting staff and, to a lesser extent, from our subcontractors. Our ability to hire, retain, and deploy talent with skills appropriately aligned with client needs is critical to our ability to grow our revenue. We continuously evaluate whether our talent base is properly sized and appropriately compensated, and contains an optimal mix of skills to be cost competitive and meet the rapidly evolving needs of our clients. We seek to achieve that result through recruitment and management of capacity and compensation. As of March 31, 2021, 2020, and 2019, we employed approximately 27,700, 27,200, and 26,100 people, respectively, of which approximately 24,800, 24,200, and 23,400, respectively, were consulting staff.
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
The following table summarizes the value of our contract backlog at the respective dates presented:

	Fiscal Year Ended March 31,
	2021	2020	2019
	(In millions)
Backlog:
Funded	$3,510	$3,415	$3,436
Unfunded	6,086	4,518	3,687
Priced options	14,436	12,796	12,198
Total backlog	$24,032	$20,729	$19,321

Our total backlog consists of remaining performance obligations, certain orders under contracts for which the period of performance has expired, and unexercised option period and other unexercised optional orders. As of March 31, 2021 and March 31, 2020, the Company had $6.7 billion and $6.3 billion of remaining performance obligations, respectively, and we expect to recognize approximately 70% of the remaining performance obligations as of March 31, 2021 as revenue over the next 12 months, and approximately 85% over the next 24 months. The remainder is expected to be recognized thereafter. However, given the uncertainties discussed below, as well as the risks described in "Item 1A. Risk Factors", we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all. Our backlog includes orders under contracts that in some cases extend for several years. The U.S. Congress generally appropriates funds for our clients on a yearly basis, even though their contracts with us may call for performance that is expected to take a number of years to complete. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until the U.S. Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.
We view growth in total backlog and consulting staff headcount as the two key measures of our potential business growth. Growing and deploying consulting staff is the primary means by which we are able to achieve profitable revenue growth. To the extent that we are able to hire additional consulting staff and deploy them against funded backlog, we generally recognize increased revenue. Total backlog increased by 15.9% from March 31, 2020 to March 31, 2021 and increased by 7.3% from March 31, 2019 to March 31, 2020. Additions to funded backlog during fiscal 2021 and 2020 totaled $8.0 billion and $7.4 billion respectively. We report internally on our backlog on a monthly basis and review backlog upon occurrence of certain events to determine if any adjustments are necessary.
We cannot predict with any certainty the portion of our backlog that we expect to recognize as revenue in any future period and we cannot guarantee that we will recognize any revenue from our backlog. The primary risks that could affect our ability to recognize such revenue on a timely basis or at all are: program schedule changes, contract modifications, and our ability to assimilate and deploy new consulting staff against funded backlog; cost-cutting initiatives and other efforts to reduce U.S. government spending, which could reduce or delay funding for orders for services; and delayed funding of our contracts due to delays in the completion of the U.S. government's budgeting process and the use of continuing resolutions by the U.S. government to fund its operations. The amount of our funded backlog is also subject to change, due to, among other factors: changes in congressional appropriations that reflect changes in U.S. government policies or priorities resulting from various military, political, economic, or international developments; changes in the use of U.S. government contracting vehicles, and the provisions therein used to procure our services and adjustments to the scope of services, or cancellation of contracts, by the U.S. government at any time. In our recent experience, none of the following additional risks have had a material negative effect on our ability to realize revenue from our funded backlog: the unilateral right of the U.S. government to cancel multi-year contracts and related orders or to terminate existing contracts for convenience or default; in the case of unfunded backlog, the potential that funding will not be made available; and, in the case of priced options, the risk that our clients will not exercise their options.
In addition, contract backlog includes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the funded backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a predetermined expiration date such as the end of the U.S. government's fiscal year. The revenue value of orders included in contract backlog that has not been recognized as revenue due to period of performance expirations has not exceeded approximately 5.3% of total backlog as of March 31, 2021 and any of the four preceding fiscal quarters.
We expect to recognize revenue from a substantial portion of funded backlog as of March 31, 2021 within the next twelve months. However, given the uncertainties discussed above, as well as the risks described in "Item 1A. Risk Factors", we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all.
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
Contracts with the U.S. government are generally subject to the FAR and are priced based on estimated or actual costs of providing the goods or services. We derive a majority of our revenue from contracts awarded through a competitive bidding process. Pricing for non-U.S. government agencies and commercial customers is based on discrete negotiations with each customer. Certain of our contracts contain award fees, incentive fees or other provisions that may increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or cost targets and may be based upon customer discretion. Management estimates variable consideration as the most likely amount that we expect to achieve based on our assessment of the variable fee provisions within the contract, prior experience with similar contracts or clients, and management’s evaluation of the performance on such contracts. We may perform work under a contract that has not been fully funded if the work has been authorized by the management and the customer to proceed. We evaluate unfunded amounts as variable consideration in estimating the transaction price. We include the estimated variable consideration in our transaction price to the extent that it is probable that a significant reversal of revenue will not occur upon the ultimate settlement of the variable fee provision. In the limited number of situations where our contracts with customers contain more than one performance obligation, we allocate the transaction price of a contract between the performance obligations in the proportion to their respective stand-alone selling prices. We generally estimate the stand-alone selling price of performance obligations based on an expected cost-plus margin approach as allowed under Topic 606. Our U.S. government contracts generally contain FAR provisions that enable the customer to terminate a contract for default or for the convenience of the U.S. government.
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
For interim financial reporting periods, contract revenue attributable to indirect costs is recognized based upon agreed-upon annual forward-pricing rates established with the U.S. government at the start of each fiscal year. Forward pricing rates are estimated and agreed upon between us and the U.S. government and represent indirect contract costs required to execute and administer contract obligations. The impact of any agreed-upon changes, or changes in the estimated annual forward-pricing rates, are recorded in the interim financial reporting period when such changes are identified. These changes relate to the interim financial reporting period differences between the actual indirect costs incurred and allocated to customer contracts compared to the estimated amounts allocated to contracts using the estimated annual forward-pricing rates established with the U.S. government.
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
Many of our contracts recognize revenue under a contract cost-based input method and require an Estimate-at-Completion (EAC) process, which management uses to review and monitor the progress towards the completion of our performance obligations. Under this process, management considers various inputs and assumptions related to the EAC, including, but not limited to, progress towards completion, labor costs and productivity, material and subcontractor costs, and identified risks. Estimating the total cost at completion of performance obligations is subjective and requires management to make assumptions about future activity and cost drivers under the contract. Changes in these estimates can occur for a variety of reasons and, if significant, may impact the profitability of our contracts. Changes in estimates related to contracts accounted for under the EAC process are recognized in the period when such changes are made on a cumulative catch-up basis. If the estimate of contract profitability indicates an anticipated loss on a contract, we recognize the total loss at the time it is identified. For fiscal 2021, 2020, and 2019, the aggregate impact of adjustments in contract estimates was not material.
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
During the fiscal years ended March 31, 2021, March 31, 2020, and March 31, 2019, the Company did not record any impairment of goodwill and intangible assets.
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
The Company’s fiscal year ends on March 31 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31. The accompanying consolidated financial statements present the financial position of the Company as of March 31, 2021 and 2020 and the Company’s results of operations for fiscal 2021, fiscal 2020, and fiscal 2019.
Certain amounts reported in the Company's prior year consolidated financial statements have been reclassified to conform to the current year presentation.

Results of Operations
The following table sets forth items from our consolidated statements of operations for the periods indicated:

	Fiscal Year Ended March 31,			Fiscal 2021 Versus Fiscal 2020	Fiscal 2020 Versus Fiscal 2019
	2021	2020	2019
	(In thousands)
Revenue	$7,858,938	$7,463,841	$6,704,037	5.3%	11.3%
Operating costs and expenses:
Cost of revenue	3,657,530	3,379,180	3,100,466	8.2%	9.0%
Billable expenses	2,325,888	2,298,413	2,004,664	1.2%	14.7%
General and administrative expenses	1,036,834	1,035,965	927,938	0.1%	11.6%
Depreciation and amortization	84,315	81,081	68,575	4.0%	18.2%
Total operating costs and expenses	7,104,567	6,794,639	6,101,643	4.6%	11.4%
Operating income	754,371	669,202	602,394	12.7%	11.1%
Interest expense	(81,270)	(96,960)	(89,517)	(16.2)%	8.3%
Other income (expense), net	(10,662)	7,192	2,526	NM	NM
Income before income taxes	662,439	579,434	515,403	14.3%	12.4%
Income tax expense	53,481	96,831	96,874	(44.8)%	—%
Net income	$608,958	$482,603	$418,529	26.2%	15.3%
NM - Not meaningful
Fiscal 2021 Compared to Fiscal 2020
Revenue
Revenue increased to $7,858.9 million from $7,463.8 million, or a 5.3% increase, primarily driven by strong execution on sustained client demand and headcount to meet that demand. The Company also benefited from higher staff utilization in the first half of the year as compared to the prior year driven by fewer PTO days taken by our employees which resulted in increases in our direct labor and corresponding generation of revenue growth. Revenue growth also benefited from an overall increase in billable expenses.
Cost of Revenue
Cost of revenue increased to $3,657.5 million from $3,379.2 million, or an 8.2% increase. This increase was primarily due to an increase in salaries and salary-related benefits of $258.9 million, and $64.9 million increase in incentive compensation, employer retirement plan contributions, and stock compensation, partially offset by decreases in other business expenses. The increase in salaries and salary-related benefits was driven by an increase in headcount growth and annual base salary increases. Cost of revenue as a percentage of revenue was 46.5% and 45.3% in fiscal 2021 and fiscal 2020, respectively.
Billable Expenses
Billable expenses increased to $2,325.9 million from $2,298.4 million, or a 1.2% increase. The overall increase was primarily attributable to an increase in use of subcontractors in fiscal 2021 driven by client demand. The increase was partially offset by decreases in expenses from contracts which require the Company to incur direct and travel expenses on behalf of clients compared to the prior year. The impact of COVID-19 drove volatility in the timing and magnitude of billable expenses. Billable expenses as a percentage of revenue were 29.6% and 30.8% for fiscal 2021 and fiscal 2020, respectively.
General and Administrative Expenses
General and administrative expenses increased to $1,036.8 million from $1,036.0 million, or a 0.1% increase. The increase was primarily due to a $23.6 million increase of salaries and salary-related benefits, driven by headcount growth, and a $16.8 million increase in incentive and stock compensation, and employer retirement plan contributions. The increase was partially offset by a decrease of $39.5 million in other business related expenses and professional fees. General and administrative expenses as a percentage of revenue were 13.2% and 13.9% for fiscal 2021 and fiscal 2020, respectively.
Depreciation and Amortization
Depreciation and amortization expense increased to $84.3 million from $81.1 million, or a 4.0% increase, primarily due to increases in depreciation expense resulting from the effects of higher capital expenditures in fiscal 2020.

Interest Expense
Interest expense decreased to $81.3 million from $97.0 million, or a 16.2% decrease, primarily due to a decrease in 1 Month LIBOR, the benchmark interest rate under our Secured Credit Facility, and a reduction in expense as a result of the repayment of the remaining Deferred Payment Obligation balance in December 2019.
Other Expense (Income), net
Other expense (Income), net decreased to a $10.7 million net other expense from $7.2 million of net other income primarily due to the loss on debt extinguishment resulting from the redemption of the 2017 Senior Notes, including $9.0 million of the premium paid at redemption, and write-off of the unamortized debt issuance cost. This was partially offset by net gains of $5.1 million recognized from the Company's sale of certain customer contracts and other assets.
Income Tax Expense
Income tax expense decreased to $53.5 million from $96.8 million. The effective tax rate decreased to 8.1% in fiscal 2021 from 16.7% in fiscal 2020. The decrease was primarily due to a $76.8 million income tax benefit recognized in the fourth quarter of fiscal 2021 related to the re-measurement of net operating losses that we intend to carry back to fiscal 2016 and subsequent years, partially offset by $38.4 million of available research and development credits, net of reserves for uncertain tax positions, recognized in fiscal 2020. We expect our effective tax rate to increase in relation to fiscal 2021 due to re-measurement of losses being limited to a single tax year. For additional information concerning the loss re-measurement, see Note 13 to our consolidated financial statements.
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
Billable Expenses
Billable expenses increased to $2,298.4 million from $2,004.7 million, or a 14.7% increase. The overall increase was primarily attributable to an increase in use of subcontractors in fiscal 2020 driven by client demand. In addition, contracts which require the Company to incur direct and travel expenses on behalf of our clients increased over the prior year. Billable expenses as a percentage of revenue were 30.8% and 29.9% in fiscal 2020 and fiscal 2019, respectively.
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
Liquidity and Capital Resources
As of March 31, 2021, our total liquidity was $1.5 billion, consisting of $991.0 million of cash and cash equivalents and $499.1 million available under the Revolving Credit Facility. To date, COVID-19 has not had a significant impact on our liquidity, cash flows or capital resources. However, COVID-19 has led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future. In the opinion of management, we will be able to meet our liquidity and cash needs through a combination of cash flows from operating activities, available cash balances, and available borrowing under the Revolving Credit Facility. If these resources need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities.
The following table presents selected financial information for the periods presented:

	Fiscal Year Ended March 31,
	2021	2020	2019
	(In thousands)
Cash and cash equivalents	$990,955	$741,901	$283,990
Total debt	$2,356,596	$2,185,844	$1,759,761

Net cash provided by operating activities	$718,684	$551,428	$499,610
Net cash used in investing activities	(158,284)	(128,079)	(89,212)
Net cash provided by (used in) financing activities	(311,346)	34,562	(413,366)
Total increase (decrease) in cash and cash equivalents	$249,054	$457,911	$(2,968)
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
•the design, build-out, testing, and implementation and operation of new financial management systems;
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
Operating Cash Flow
Net cash provided by operations is primarily affected by the overall profitability of our contracts, our ability to invoice and collect cash from clients in a timely manner, our ability to manage our vendor payments, and the timing of cash paid for income taxes. Continued uncertainty in global economic conditions may also affect our business as customers and suppliers may decide to downsize, defer, or cancel contracts, which could negatively affect the operating cash flows. Net cash provided by operations was $718.7 million in fiscal 2021 compared to $551.4 million in fiscal 2020, or a 30.3% increase. The improvement in operating cash flow over the prior year was primarily driven by collections growth in excess of revenue growth. Higher income taxes paid in fiscal 2021 were offset by lower disbursements primarily attributable to strong cost management and lower expenses primarily attributable to COVID-19.
Investing Cash Flow
Net cash used in investing activities was $158.3 million in fiscal 2021 compared to $128.1 million in the prior year, or a 23.6% increase. The increase in net cash used in investing activities was primarily due to a $74.2 million strategic minority investment made by the Company during fiscal 2021. This was partially offset by a decrease in capital expenditures over the prior year as well as proceeds from the sale of certain Company assets. The decrease in capital expenditures reflects a shift away from facilities investment towards technology and tools needed to support the virtual work environment. Additionally, we continue to modernize our corporate information technology infrastructure, including the implementation of a new financial management system on April 1, 2021.
Financing Cash Flow
Net cash used in financing activities was $311.3 million in fiscal 2021 compared to $34.6 million of net cash provided by financing activities in the prior year. The increase in net cash used in financing activities was primarily due to the following:
•Increase in share repurchases of $131.2 million as compared to the prior year
•Increase in dividends paid of $34.5 million as compared to the prior year
•Total proceeds in fiscal 2020 of $500.0 million from the $400.0 million draw on our Delayed Draw Facility and a $100.0 million draw on our Revolving Credit Facility, not present in fiscal 2021
The above were partially offset by net proceeds of $341.5 million received from the issuance of the 3.875% Senior Notes due 2028 (the “Senior Notes”) and the repayment of the 2017 Senior Notes during the second quarter of fiscal 2021 as well as the repayment of the remaining Deferred Payment Obligation balance of $80.0 million in the prior year.

Dividends and Share Repurchases
The Company paid $1.30 in dividends per share to shareholders of record in fiscal 2021. On May 21, 2021, the Company announced a regular quarterly cash dividend in the amount of $0.37 per share. The quarterly dividend is payable on June 30, 2021 to stockholders of record on June 15, 2021.
The following table summarizes the cash distributions recognized in the consolidated statement of cash flows:

	Fiscal Year Ended March 31,
	2021	2020	2019
	(In thousands)
Recurring dividends (1)	$181,066	$146,602	$114,234
Dividend equivalents (2)	—	—	280
Total distributions	$181,066	$146,602	$114,514
(1) Amounts represent recurring dividends that were declared and paid for during each quarter of fiscal 2021, 2020, and 2019, respectively.
(2) Dividend equivalents are distributions made to option holders equal to the previously declared special dividends.
On December 12, 2011, the Board of Directors approved a $30.0 million share repurchase program, which was further increased by the Board of Directors on (i) January 27, 2015 to $180.0 million, (ii) January 25, 2017 to $410.0 million, (iii) November 2, 2017 to $610.0 million, (iv) May 24, 2018 to $910.0 million, (v) May 23, 2019 to $1,310.0 million, and (vi) January 27, 2021 to $1,710.0 million. The Company may repurchase shares pursuant to the program by means of open market repurchases, directly negotiated repurchases or through agents acting pursuant to negotiated repurchase agreements. During fiscal 2021 and 2020, the Company purchased 3.8 million and 2.5 million shares of the Company’s Class A Common Stock, respectively, for an aggregate of $293.4 million and $173.4 million, respectively. As of March 31, 2021, the Company had approximately $591.5 million remaining under the repurchase program.
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
Indebtedness
Our debt totaled $2,356.6 million and $2,185.8 million as of March 31, 2021 and 2020, respectively. Our debt bears interest at specified rates (see Note 10 to our consolidated financial statements).
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
As of March 31, 2021, the Credit Agreement provided Booz Allen Hamilton with a $1,289.8 million Term Loan A, a $384.2 million Term Loan B, and a $500.0 million Revolving Credit Facility with a sub-limit for letters of credit of $100.0 million (collectively, the "Secured Credit Facility"). As of March 31, 2021, the maturity date of Term Loan A and the termination date for the Revolving Credit Facility was June 23, 2023 and the maturity date of Term Loan B was November 26, 2026. Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement are secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement and related documentation. Subject to specified conditions, without the consent of the then-existing lenders (but subject to the receipt of commitments), the Term Loans or the Revolving Credit Facility may be expanded (or a new term loan facility or revolving credit facility added to the existing facilities) by up to (i) the greater of (x) $627 million and (y) 100% of consolidated EBITDA of Booz Allen Hamilton, as of the end of the most recently ended four quarter period for which financial statements have been delivered pursuant to the Credit Agreement plus (ii) the aggregate principal amount under which pro forma consolidated net secured leverage remains less than or equal to 3.50:1.00.
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
Booz Allen Hamilton occasionally borrows under the Revolving Credit Facility in anticipation of cash demands. During fiscal 2021, Booz Allen Hamilton accessed no amounts of its $500.0 million Revolving Credit Facility. During fiscal 2020, Booz Allen Hamilton accessed a total of $100.0 million of its $500.0 million Revolving Credit Facility. As of March 31, 2021, there was no outstanding balance on the Revolving Credit Facility. As of March 31, 2020,$100 million was outstanding on the Revolving Credit Facility, which was repaid in June 2020.
The Credit Agreement requires quarterly principal payments of 1.25% of the stated principal amount of Term Loan A until maturity, and quarterly principal payments of 0.25% of the stated principal amount of Term Loan B until maturity.
Booz Allen Hamilton also has agreed to pay customary letter of credit and agency fees. As of March 31, 2021 and 2020, Booz Allen Hamilton was contingently liable under open standby letters of credit and bank guarantees issued by its banks in favor of third parties that totaled $9.8 million and $9.7 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. For both March 31, 2021 and 2020, approximately $0.9 million, of these instruments reduced our available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $20.0 million facility, of which $11.1 million and $6.2 million, respectively, was available to Booz Allen Hamilton at March 31, 2021 and 2020. As of March 31, 2021, we had $499.1 million of capacity available for additional borrowings under the Revolving Credit Facility.
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants include limitations on the following, in each case subject to certain exceptions: (i) indebtedness and liens; (ii) mergers, consolidations or amalgamations, liquidations, wind-ups or dissolutions, and disposition of all or substantially all assets; (iii) dispositions of property; (iv) restricted payments; (v) investments; (vi) transactions with affiliates; (vii) change in fiscal periods; (viii) negative pledges; (ix) restrictive agreements; (x) line of business; and (xi) speculative hedging. The events of default include the following, in each case subject to certain exceptions: (a) failure to make required payments under the Secured Credit Facility; (b) material breaches of representations or warranties under the Secured Credit Facility; (c) failure to observe covenants or agreements under the Secured Credit Facility; (d) failure to pay or default under certain other material indebtedness; (e) bankruptcy or insolvency; (f) certain Employee Retirement Income Security Act, or ERISA events; (g) certain material judgments; (h) actual or asserted invalidity of the Guarantee and Collateral Agreements or the other security documents or failure of the guarantees or perfected liens thereunder; and (i) a change of control. In addition, we are required to meet certain financial covenants at each quarter end, namely Consolidated Net Total Leverage and Consolidated Net Interest Coverage Ratios. As of March 31, 2021, we were compliant with these covenants.
During fiscal 2021, interest payments of $23.6 million and $7.8 million were made for the Term Loan A and Term Loan B facilities, respectively. During fiscal 2020, interest payments of $50.3 million and $15.9 million were made for the Term Loan A and Term Loan B facilities, respectively.
The total outstanding debt balance is recorded in the accompanying consolidated balance sheets net of unamortized discount and debt issuance costs of $17.4 million and $16.0 million as of March 31, 2021 and 2020, respectively.
On August 24, 2020, Booz Allen Hamilton issued $700 million aggregate principal amount of its Senior Notes under an Indenture, dated as of August 24, 2020, among Booz Allen Hamilton, certain subsidiaries of Booz Allen Hamilton, as guarantors (the “Subsidiary Guarantors”), and Wilmington Trust, National Association as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of August 24, 2020, among Booz Allen Hamilton, the Subsidiary

Guarantors and the Trustee. A portion of the net proceeds from the sale of the Senior Notes was used to redeem in full $350 million aggregate principal amount of the outstanding 2017 Senior Notes at a redemption price of 102.56% of the principal amount thereof, plus accrued and unpaid interest thereon to (but excluding) the redemption date, and to pay all fees and expenses related to the foregoing. Booz Allen Hamilton intends to use the remaining net proceeds from the sale of the Senior Notes for working capital and other general corporate purposes (see Note 10 in our consolidated financial statements). For fiscal 2021 and 2020, total interest payments of $28.7 million and $17.9 million were made for the Senior Notes and the 2017 Senior Notes, respectively.
Borrowings under the Term Loans and, if used, the Revolving Credit Facility, incur interest at a variable rate. In accordance with our risk management strategy between April 6, 2017 and April 4, 2019, Booz Allen Hamilton executed a series of interest rate swaps. As of March 31, 2021, we had interest rate swaps with an aggregate notional amount of $1 billion. These instruments hedge the variability of cash outflows for interest payments on the floating portion of our debt. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense (see Note 11 in our consolidated financial statements).
Capital Structure and Resources
Our stockholders’ equity amounted to $1,071.2 million as of March 31, 2021, an increase of $214.8 million compared to stockholders’ equity of $856.4 million as of March 31, 2020. The increase was primarily due to net income of $609.0 million in fiscal 2021 and stock-based compensation expense of $59.8 million, partially offset by $318.1 million in treasury stock resulting from the repurchase of shares of our Class A Common Stock and $181.1 million in aggregate quarterly dividend payments in fiscal 2021.
Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have any material off-balance sheet arrangements.
Contractual Obligations
The following table summarizes our contractual obligations that require us to make future cash payments as of March 31, 2021. For contractual obligations, we included payments that we have an unconditional obligation to make.

	Payments Due by Fiscal Periods
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 years
	(In thousands)
Long-term debt (a)	$2,373,976	$77,865	$1,223,572	$7,782	$1,064,757
Operating lease obligations	364,080	68,498	133,788	103,155	58,639
Interest on indebtedness	289,050	54,920	93,647	68,161	72,322
Total contractual obligations	$3,027,106	$201,283	$1,451,007	$179,098	$1,195,718

(a)See Note 10 to our consolidated financial statements for additional information regarding debt and related matters.
In the normal course of business, we enter into agreements with subcontractors and vendors to provide products and services that we consume in our operations or that are delivered to our clients. These products and services are not considered unconditional obligations until the products and services are actually delivered, at which time we record a liability for our obligation.
Capital Expenditures
Since we do not own any of our facilities, our capital expenditure requirements primarily relate to the purchase of computers, management systems, furniture, and leasehold improvements to support our operations. Direct facility and equipment costs billed to clients are not treated as capital expenses. Our capital expenditures for fiscal 2021 and 2020 were $87.2 million and $128.1 million, respectively. The decrease in capital expenditures reflects a shift away from facilities investment towards technology and tools needed to support the virtual work environment. Additionally, we continue to modernize our corporate information technology infrastructure, including the implementation of a new financial management system on April 1, 2021. Given the uncertainty surrounding COVID-19, we may adjust our capital expenditures in fiscal 2022 to support our business operations as we further develop our long term strategy on a safe return to work.

Commitments and Contingencies
We are subject to a number of reviews, investigations, claims, lawsuits, and other uncertainties related to our business. For a discussion of these items, refer to Note 21 to our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in market rates and market prices such as those related to interest rates. Due to the wide-ranging adverse impacts on global financial markets and the current economic crisis caused by COVID-19, we may be exposed to greater interest rate volatility and market risk in the near future. We actively monitor these exposures and manage such risks through our regular financing activities and through the use of derivative financial instruments.
Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt, cash equivalents, which consist primarily of funds invested in U.S. government money-market funds, our cash flow hedges and our Rabbi trust.
Our exposure to market risk for changes in interest rates related to our outstanding debt will impact our Secured Credit Facility. The interest expense associated with our term loans and any loans under our Revolving Credit Facility will vary with market rates. A hypothetical interest rate increase of 25 basis points would have increased interest expense related to the term facilities under our Secured Credit Facility by approximately $2.9 million in fiscal 2021 and $3.1 million in fiscal 2020, and likewise decreased our income and cash flows. The year over year decrease in interest expense was due to a 90 basis point reduction in the 1 month LIBOR yield curve, the benchmark interest rate used in conjunction with our floating rate debt, and a reduction in interest expense as a result of repayment of the remaining Deferred Payment Obligation balance in fiscal 2020. Additionally, as part of the Seventh Amendment consummated on November 26, 2019, the Company reduced its credit spread by 25 basis points on the Term Loan B debt tranche, further contributing to offsetting interest expense year over year.
As of March 31, 2021 and 2020, we had $991.0 million and $741.9 million, respectively, in cash and cash equivalents. Due to a near zero interest rate environment over the last 12 months, the interest income returns on our cash and cash equivalents balances were nominal on a comparative basis. As of March 31, 2021 and 2020 the interest income on balance sheet cash was less than 3%. Therefore, the corresponding impact to our interest income, and likewise to our income and cash flow, was not material.
Pursuant to our interest rate risk management strategies, we use interest rate cash flow hedges to add stability to our incurrence of interest rate expense and to manage our exposure to related interest rate movement. See Note 11 to our consolidated financial statements for further discussion. As of March 31, 2021, we had interest rate swaps with an aggregate notional amount of $1 billion. These derivative instruments hedge the variability of cash outflows for interest payments on our variable rate debt and are recorded at fair value on our consolidated balance sheet. As of March 31, 2021, a 25 basis point increase in interest rates would increase the fair value of our interest rate swaps by approximately $4.8 million and a 25 basis point decrease in interest rates would decrease the fair value of our interest rate swaps by approximately $3.8 million.
During fiscal 2019, we established a Rabbi trust to provide for the payment of benefits under our non-qualified deferred compensation plan. As of March 31, 2021, fund assets totaled $14.1 million which include mutual fund investments that are subject to fluctuations in market prices and interest rates. Cash distributions made to plan participants are recognized as operating cash flows in the consolidated statement of cash flows and have the effect of lowering both fund assets and the corresponding fund liabilities on a one-for-one basis. Changes in fair value on fund liabilities offset the changes in fair value of fund assets, and changes in fair value on both fund assets and fund liabilities are recognized in earnings on our consolidated statements of operations. See Notes 14 and 19 to our consolidated financial statements for further discussion.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Booz Allen Hamilton Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Booz Allen Hamilton Holding Corporation (the Company) as of March 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 21, 2021 expressed an unqualified opinion thereon.

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

Revenue recognition related to the cost-based input method and variable consideration

Description of the Matter
As described in Notes 2 and 3 to the consolidated financial statements, the Company generally recognizes revenue over time as services are provided, as most of its contracts involve a continuous transfer of control to the customer. For certain of these contracts, revenue is recognized under a cost-based input method that requires an estimate of total costs at completion of the performance obligation, and certain contracts include variable consideration (e.g., award or incentive fees) that require estimates of the amounts that are probable. Estimates of costs at completion and variable consideration are highly subjective to develop and can change over the contract performance period for a variety of reasons and, if significant, these changes could have a material effect on the Company’s results of operations.
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
To test the recognition of revenue under the cost-based input method, our audit procedures included among others, reviewing management’s projected costs for consistency with contract terms, obtaining an understanding of the stage of completion through review of customer correspondence, evidence of stage of completion including discussion with program teams, and comparing actual results to prior management estimates. To test the estimates of the portion of award or incentive fees probable to be earned, our audit procedures included among others, agreeing data from the Company’s calculation to contract documentation supporting fees previously awarded for a contract or other similar contracts, inspecting customer correspondence and considering the sensitivity of the estimates based on the range of historical experience earning award or incentive fees.

Government Contracting Matters - Provision for Claimed Indirect Costs

Description of the Matter
As discussed in Note 21 to the consolidated financial statements, in the ordinary course of business, agencies of the U.S. government, including the Defense Contract Audit Agency (DCAA), routinely audit the Company’s indirect costs and business practices for compliance with the Cost Accounting Standards and the Federal Acquisition Regulation. Such audits may result in, and have historically resulted in, the Company’s inability to retain certain claimed indirect costs, including executive and employee compensation, due to differing views of the allowability and reasonableness of such costs. As of March 31, 2021, years subsequent to the Company’s fiscal year 2011 remained subject to audit and final resolution. The Company recognized a liability of $263.2 million for estimated adjustments to claimed indirect costs based on its historical DCAA audit results, including the final resolution of such audits with the Defense Contract Management Agency (DCMA) (the provision for claimed indirect costs).
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

Unrecognized Tax Benefits

Description of the Matter
As discussed in Notes 2 and 13 to the consolidated financial statements, the Company is subject to federal, state and foreign taxation in various jurisdictions. The Company reserves for uncertain tax positions related to unrecognized income tax benefits where it is not more likely than not that the Company’s tax position will be sustained. As of March 31, 2021, the Company has recorded $62.9 million of reserves for uncertain tax positions. These reserves involve considerable judgment and estimation and are evaluated by management based on available information.
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
May 21, 2021

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2021	March 31, 2020
	(Amounts in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$990,955	$741,901
Accounts receivable, net	1,411,894	1,459,471
Prepaid expenses and other current assets	233,323	126,816
Total current assets	2,636,172	2,328,188
Property and equipment, net of accumulated depreciation	204,642	208,077
Operating lease right-of-use assets	239,374	240,122
Intangible assets, net of accumulated amortization	307,128	300,987
Goodwill	1,581,160	1,581,160
Other long-term assets	531,125	135,432
Total assets	$5,499,601	$4,793,966
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$77,865	$177,865
Accounts payable and other accrued expenses	666,971	698,011
Accrued compensation and benefits	425,615	348,775
Operating lease liabilities	54,956	49,021
Other current liabilities	65,698	54,006
Total current liabilities	1,291,105	1,327,678
Long-term debt, net of current portion	2,278,731	2,007,979
Operating lease liabilities, net of current portion	263,144	270,266
Deferred tax liabilities	364,461	88,086
Other long-term liabilities	230,984	243,601
Total liabilities	4,428,425	3,937,610
Commitments and contingencies (Note 21)
Stockholders’ equity:
Common stock, Class A — $0.01 par value — authorized, 600,000,000 shares; issued, 162,950,606 shares at March 31, 2021 and 161,333,973 shares at March 31, 2020; outstanding, 136,246,029 shares at March 31, 2021 and 138,719,921 shares at March 31, 2020	1,629	1,613
Treasury stock, at cost — 26,704,577 shares at March 31, 2021 and 22,614,052 shares at March 31, 2020	(1,216,163)	(898,095)
Additional paid-in capital	557,957	468,027
Retained earnings	1,757,524	1,330,812
Accumulated other comprehensive loss	(29,771)	(46,001)
Total stockholders’ equity	1,071,176	856,356
Total liabilities and stockholders’ equity	$5,499,601	$4,793,966

The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
	2021	2020	2019
	(Amounts in thousands, except per share data)
Revenue	$7,858,938	$7,463,841	$6,704,037
Operating costs and expenses:
Cost of revenue	3,657,530	3,379,180	3,100,466
Billable expenses	2,325,888	2,298,413	2,004,664
General and administrative expenses	1,036,834	1,035,965	927,938
Depreciation and amortization	84,315	81,081	68,575
Total operating costs and expenses	7,104,567	6,794,639	6,101,643
Operating income	754,371	669,202	602,394
Interest expense	(81,270)	(96,960)	(89,517)
Other (expense) income, net	(10,662)	7,192	2,526
Income before income taxes	662,439	579,434	515,403
Income tax expense	53,481	96,831	96,874
Net income	$608,958	$482,603	$418,529
Earnings per share of common stock (Note 4):
Basic	$4.40	$3.43	$2.94
Diluted	$4.37	$3.41	$2.91

The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended March 31,
	2021	2020	2019
	(Amounts in thousands)
Net income	$608,958	$482,603	$418,529
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on derivatives designated as cash flow hedges	13,665	(39,752)	(7,971)
Change in postretirement plan costs	2,565	4,941	11,887
Total other comprehensive (loss) income, net of tax	$16,230	$(34,811)	$3,916
Comprehensive income	$625,188	$447,792	$422,445

The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
	2021	2020	2019
	(Amounts in thousands)
Cash flows from operating activities
Net income	$608,958	$482,603	$418,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,315	81,081	68,575
Noncash lease expense	53,202	55,096	—
Stock-based compensation expense	59,844	43,290	31,275
Deferred income taxes	231,998	65,434	23,006
Amortization of debt issuance costs	4,395	4,688	5,052
Loss on debt extinguishment	13,239	1,451	4,302
Losses (gains) on dispositions, and other	(3,322)	1,772	(5,464)
Changes in assets and liabilities:
Accounts receivable, net	47,081	(129,107)	(196,453)
Income taxes receivable / payable	(363,396)	(122,977)	21,634
Prepaid expenses and other current assets	(1,797)	(13,500)	(2,328)
Other long-term assets	(3,272)	(6)	(15,346)
Accrued compensation and benefits	71,713	18,044	44,137
Accounts payable and other accrued expenses	(31,506)	48,260	107,644
Other current liabilities	(9,463)	5,016	(7,885)
Operating lease liabilities	(53,641)	(37,651)	—
Other long-term liabilities	10,336	47,934	2,932
Net cash provided by operating activities	718,684	551,428	499,610
Cash flows from investing activities
Purchases of property, equipment, and software	(87,210)	(128,079)	(94,681)
Payment for minority investment in entity	(74,168)	—	—
Proceeds from sales of assets, net of payment	3,094	—	5,469
Net cash used in investing activities	(158,284)	(128,079)	(89,212)
Cash flows from financing activities
Proceeds from issuance of common stock	19,408	14,987	11,266
Stock option exercises	11,747	8,925	12,116
Repurchases of common stock	(313,397)	(182,224)	(252,824)
Cash dividends paid	(181,066)	(146,602)	(114,234)
Debt extinguishment costs	(8,971)	—	—
Repayment of debt	(527,865)	(76,922)	(170,512)
Proceeds from debt issuance	691,496	497,891	102,071
Payment of deferred payment obligation	—	(80,000)	—
Other financing activities	(2,698)	(1,493)	(1,249)
Net cash provided by (used in) financing activities	(311,346)	34,562	(413,366)
Net increase (decrease) in cash and cash equivalents	249,054	457,911	(2,968)
Cash and cash equivalents––beginning of year	741,901	283,990	286,958
Cash and cash equivalents––end of year	$990,955	$741,901	$283,990
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$60,955	$84,125	$76,731
Income taxes	$176,711	$109,754	$52,512
Supplemental disclosures of non-cash investing and financing activities
Share repurchases transacted but not settled and paid	$15,408	$10,736	$6,315
Noncash financing activities	$178	$3,920	$3,033
The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2018	158,028,673	$1,580	(14,582,134)	$(461,457)	$346,958	$690,516	$(15,106)	$562,491
Issuance of common stock	876,187	9	—	—	11,257	—	—	11,266
Stock options exercised	1,019,965	10	—	—	12,106	—	—	12,116
Repurchase of common stock	—	—	(5,314,838)	(249,993)	—	—	—	(249,993)
Net income	—	—	—	—	—	418,529	—	418,529
Other comprehensive income, net of tax	—	—	—	—	—	—	3,916	3,916
Dividends paid of $0.80 per share of common stock	—	—	—	—	—	(114,234)	—	(114,234)
Stock-based compensation expense	—	—	—	—	31,275	—	—	31,275
Balance at March 31, 2019	159,924,825	$1,599	(19,896,972)	$(711,450)	$401,596	$994,811	$(11,190)	$675,366
Issuance of common stock	833,258	8	—	—	14,979	—	—	14,987
Stock options exercised	575,890	6	—	—	8,919	—	—	8,925
Repurchase of common stock	—	—	(2,717,080)	(186,645)	—	—	—	(186,645)
Recognition of liability related to future stock units vesting	—	—	—	—	(757)	—	—	(757)
Net income	—	—	—	—	—	482,603	—	482,603
Other comprehensive loss, net of tax	—	—	—	—	—	—	(34,811)	(34,811)
Dividends paid of $1.04 per share of common stock	—	—	—	—	—	(146,602)	—	(146,602)
Stock-based compensation expense	—	—	—	—	43,290	—	—	43,290
Balance at March 31, 2020	161,333,973	$1,613	(22,614,052)	$(898,095)	$468,027	$1,330,812	$(46,001)	$856,356
Issuance of common stock	1,112,183	11	—	—	18,803	—	—	18,814
Stock options exercised	504,450	5	—	—	11,742	—	—	11,747
Repurchase of common stock	—	—	(4,090,525)	(318,068)		—	—	(318,068)
Recognition of liability related to future restricted stock units vesting	—	—	—	—	(456)	—	—	(456)
Net income	—	—	—	—	—	608,958	—	608,958
Topic 326 adoption impact	—	—	—	—	—	(1,180)	—	(1,180)
Other comprehensive income, net of tax	—	—	—	—	—	—	16,230	16,230
Dividends paid of $1.30 per share of common stock	—	—	—	—	—	(181,066)	—	(181,066)
Stock-based compensation expense	—	—	—	—	59,841	—	—	59,841
Balance at March 31, 2021	162,950,606	$1,629	(26,704,577)	$(1,216,163)	$557,957	$1,757,524	$(29,771)	$1,071,176

The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
March 31, 2021
1. BUSINESS OVERVIEW
Our Business
Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or the Company, we, us, and our, was incorporated in Delaware in May 2008. The Company provides management and technology consulting, analytics, engineering, digital solutions, mission operations, and cyber services to U.S. and international governments, major corporations, and not-for-profit organizations. The Company reports operating results and financial data in one reportable segment. The Company is headquartered in McLean, Virginia, with approximately 27,700 employees as of March 31, 2021.
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
The Company’s fiscal year ends on March 31 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31. The accompanying consolidated financial statements present the financial position of the Company as of March 31, 2021 and 2020 and the Company’s results of operations for fiscal 2021, 2020, and 2019.
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
Contracts with the U.S. government are generally subject to the FAR and are priced based on estimated or actual costs of providing the goods or services. The Company derives a majority of its revenue from contracts awarded through a competitive bidding process. Pricing for non-U.S. government agencies and commercial customers is based on discrete negotiations with each customer. Certain of the Company’s contracts contain award fees, incentive fees or other provisions that may increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or cost targets and may be based upon customer discretion. Management estimates variable consideration as the most likely amount that we expect to achieve based on our assessment of the variable fee provisions within the contract, prior experience with similar contracts or clients, and management’s evaluation of the performance on such contracts. The Company may perform work under a contract that has not been fully funded if the work has been authorized by management and the customer to proceed. The Company evaluates unfunded amounts as variable consideration in estimating the transaction price. We include the estimated variable consideration in our transaction price to the extent that it is probable that a significant reversal of revenue will not occur upon the ultimate settlement of the variable fee provision. In the limited number of situations where our contracts with customers contain more than one performance obligation, the Company allocates the transaction price of a contract between the performance obligations in the proportion to their respective stand-alone selling prices. The Company generally estimates the stand-alone selling price of performance obligations based on an expected cost-plus margin approach as allowed under Topic 606. Our U.S. government contracts generally contain FAR provisions that enable the customer to terminate a contract for default or for the convenience of the U.S. government.
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
For interim financial reporting periods, contract revenue attributable to indirect costs is recognized based upon agreed-upon annual forward-pricing rates established with the U.S. government at the start of each fiscal year. Forward pricing rates are estimated and agreed upon between the Company and the U.S. government and represent indirect contract costs required to execute and administer contract obligations. The impact of any agreed-upon changes, or changes in the estimated annual

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
forward-pricing rates, are recorded in the interim financial reporting period when such changes are identified. These changes relate to the interim financial reporting period differences between the actual indirect costs incurred and allocated to customer contracts compared to the estimated amounts allocated to contracts using the estimated annual forward-pricing rates established with the U.S. government.
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
Many of our contracts recognize revenue under a contract cost-based input method and require an Estimate-at-Completion (EAC) process, which management uses to review and monitor the progress towards the completion of our performance obligations. Under this process, management considers various inputs and assumptions related to the EAC, including, but not limited to, progress towards completion, labor costs and productivity, material and subcontractor costs, and identified risks. Estimating the total cost at completion of performance obligations is subjective and requires management to make assumptions about future activity and cost drivers under the contract. Changes in these estimates can occur for a variety of reasons and, if significant, may impact the profitability of the Company’s contracts. Changes in estimates related to contracts accounted for under the EAC process are recognized in the period when such changes are made on a cumulative catch-up basis. If the estimate of contract profitability indicates an anticipated loss on a contract, the Company recognizes the total loss at the time it is identified. For fiscal 2021, 2020 and 2019, the aggregate impact of adjustments in contract estimates was not material.
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
Intangible Assets
Intangible assets primarily consist of the Company's trade name, customer relationships, software and other amortizable intangible assets. The Company capitalizes the following costs associated with developing internal-use computer software pertaining to upgrades in our business and financial systems: (i) external direct costs of materials and services consumed in developing or obtaining internal-use computer software and (ii) certain payroll and payroll-related costs for Company employees who are directly associated with the development of internal-use software, to the extent of the time spent directly on the project. Customer relationships are generally amortized on an accelerated basis over the expected life based on projected future cash flows of approximately three to twelve years. Software purchased or developed for internal use is amortized over two to five years. The Company's trade name is not amortized, but is tested for impairment on at least an annual basis as of January 1 and more frequently if interim indicators of impairment exist. The trade name is considered to be impaired if the carrying value exceeds its estimated fair value. The Company uses the relief from royalty method to estimate the fair value. The fair value of the asset is the present value of the license fees avoided by owning the asset, or the royalty savings. During the fiscal years ended March 31, 2021, 2020, and 2019, the Company did not record any impairment of intangible assets.
Goodwill
The Company assesses goodwill for impairment on at least an annual basis on January 1 unless interim indicators of impairment exist. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. The Company operates as a single operating segment and as a single reporting unit for the purpose of evaluating goodwill. As of January 1, 2021, the Company performed its annual impairment test of goodwill by comparing the fair value of the Company (based on market capitalization) to the carrying value of the Company's net equity, and concluded that the fair value of the reporting unit was significantly greater than the carrying amount. During the fiscal years ended March 31, 2021, 2020, and 2019, the Company did not record any impairment of goodwill.
Long-Lived Assets
The Company reviews its long-lived assets, including property and equipment, amortizable intangible assets, and right-of-use (ROU) assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for any excess of the carrying amount over the fair value of the asset. During the fiscal years ended March 31, 2021, 2020, and 2019, the Company did not record any material impairment charges.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Leases
At contract inception, the Company determines whether the contract is, or contains, a lease, which exists when the contract conveys the right to control the use of identified property or equipment for a period of time in exchange for consideration. Operating lease balances are included in operating lease right-of-use ("ROU") assets, operating lease liabilities, and operating lease liabilities, net of current portion in our consolidated balance sheet. Cash payments arising from operating leases are classified within operating activities in the consolidated statement of cash flows. As of March 31, 2021, the Company had no finance leases.
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
As permitted under Topic 842 the Company elected not to recognize ROU assets and lease liabilities for leases with an initial term of 12 months or less; lease expense from these leases are recognized on a straight-line basis over the lease term. As further permitted under Topic 842, for all material classes of leased assets, the Company elected to not separate lease components from non-lease components, accounting for both components as a single lease component. As of March 31, 2021, the Company did not have any lease agreements with residual value guarantees or material restrictions or covenants.
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
Comprehensive Income
Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is presented in the consolidated statements of comprehensive income. Accumulated other comprehensive loss as of March 31, 2021 and 2020 consisted of net unrealized losses on the Company’s defined and postretirement benefit plans and unrealized gains or losses on interest rate swaps designated as cash flow hedges.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Stock-Based Compensation
Stock-based compensation to employees is recognized in the consolidated statements of operations based on the grant date fair values with the expense for time vested awards recognized on an accelerated basis over the vesting period. The Company estimates forfeitures anticipated to occur during the vesting period for the purposes of recognizing costs associated with stock-based compensation. The expense for performance awards is recognized straight line over the vesting period. The Company uses the Black-Scholes option-pricing model to determine the fair value of its option awards at the time of grant.
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
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance includes removal of certain exceptions to the general principles of Topic 740 and simplification in several other areas such as accounting for a franchise tax (or similar tax) that is partially based on income. The provisions of this standard are effective for years beginning after December 15, 2020, with early adoption permitted. The Company early adopted the standard effective April 1, 2020, and applied most of the relevant amendments prospectively. The Company’s adoption did not have a material impact on the consolidated financial statements.
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
In August 2020, the SEC issued Release No. 33-10825, Modernization of Regulation S-K Items 101, 103 and 105, with the intent of improving the readability of filed documents and simplifying registrants' compliance efforts. This amendment became effective on November 9, 2020. The Company’s adoption only impacted the Company's disclosures and did not impact the consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In November 2020, the SEC issued Release No. 33-10890, Amendments to Management's Discussion and Analysis,
Selected Financial Data, and Supplementary Financial Information, to simplify, modernize and enhance certain financial disclosure requirements in Regulation S-K. Companies are required to adopt the amendment for their first fiscal year ending on or after August 9, 2021, with early adoption permitted on an item-by-item basis. The Company is currently assessing the future impact of this amendment on its related disclosures.
Other recent accounting pronouncements issued during fiscal 2021 and through the filing date are not expected to have a material impact on the Company's present or historical consolidated financial statements.

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

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

The table below presents the total revenue for each type of contract:

	Fiscal Year Ended March 31,
	2021		2020		2019
Cost-reimbursable	$4,419,533	56%	$4,211,592	57%	$3,580,595	53%
Time-and-materials	1,962,999	25%	1,737,414	23%	1,576,673	24%
Fixed-price	1,476,406	19%	1,514,835	20%	1,546,769	23%
Total Revenue	$7,858,938	100%	$7,463,841	100%	$6,704,037	100%
Revenue by Customer Type:

	Fiscal Year Ended March 31,
	2021		2020		2019
U.S. government:
Defense Clients	$3,898,802	49%	$3,568,659	47%	$3,114,571	47%
Intelligence Clients	1,571,411	20%	1,614,315	22%	1,566,870	23%
Civil Clients	2,185,030	28%	2,019,245	27%	1,760,996	26%
Total U.S. government	7,655,243	97%	7,202,219	96%	6,442,437	96%
Global Commercial Clients	203,695	3%	261,622	4%	261,600	4%
Total Revenue	$7,858,938	100%	$7,463,841	100%	$6,704,037	100%
Revenue by Whether the Company Acts as a Prime Contractor or a Sub-Contractor:

	Fiscal Year Ended March 31,
	2021		2020		2019
Prime Contractor	$7,311,313	93%	$6,884,763	92%	$6,159,918	92%
Sub-contractor	547,625	7%	579,078	8%	544,119	8%
Total Revenue	$7,858,938	100%	$7,463,841	100%	$6,704,037	100%

Performance Obligations
Remaining performance obligations represent the transaction price of exercised contracts for which work has not yet been performed, irrespective of whether funding has or has not been authorized and appropriated as of the date of exercise. Remaining performance obligations exclude negotiated but unexercised options, the unfunded value of expired contracts, and certain variable consideration which the Company does not expect to recognize as revenue.
As of March 31, 2021 and 2020, the Company had $6.7 billion and $6.3 billion of remaining performance obligations, respectively. We expect to recognize approximately 70% of the remaining performance obligations as of March 31, 2021 as revenue over the next 12 months, and approximately 85% over the next 24 months. The remainder is expected to be recognized thereafter.
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
The following table summarizes the contract balances recognized on the Company’s consolidated balance sheets:

	March 31, 2021	March 31, 2020
Contract assets:
Current	$1,037,968	$988,634
Long-term	63,869	62,600
Total	1,101,837	1,051,234
Contract liabilities:
Advance payments, billings in excess of costs incurred and deferred revenue	$15,906	$26,018
Changes in contract assets and contract liabilities are primarily due to the timing difference between the Company’s performance of services and payments from customers. For fiscal 2021, 2020 and 2019, we recognized revenue of $24.5 million, $18.9 million and $25.3 million, respectively, related to our contract liabilities on April 1, 2020, 2019 and 2018, respectively. To determine revenue recognized from contract liabilities during the reporting periods, the Company allocates revenue to individual contract liability balances and applies revenue recognized during the reporting periods first to the beginning balances of contract liabilities until the revenue exceeds the balances.

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
The Company currently has outstanding shares of Class A Common Stock. Holders of unvested Class A Common Stock and time-vested restricted stock units are entitled to participate in non-forfeitable dividends or other distributions. These unvested restricted shares participated in the Company's dividends declared and paid in each quarter of fiscal 2021, 2020, and 2019. As such, EPS is calculated using the two-class method whereby earnings are reduced by distributed earnings as well as any available undistributed earnings allocable to holders of these unvested restricted shares. A reconciliation of the income used to compute basic and diluted EPS for the periods presented are as follows:

	Fiscal Year Ended March 31,
	2021	2020	2019
Earnings for basic computations (1)	$605,437	$481,085	$416,664
Weighted-average common shares outstanding for basic computations	137,722,589	140,059,494	141,910,799
Earnings for diluted computations (1)	$605,455	$481,092	$416,675
Dilutive stock options and restricted stock	980,631	1,178,641	1,245,377
Weighted-average common shares outstanding for diluted computations	138,703,220	141,238,135	143,156,176
Earnings per share of common stock
Basic	$4.40	$3.43	$2.94
Diluted	$4.37	$3.41	$2.91
(1) During fiscal 2021, 2020, and 2019 approximately 0.8 million, 0.4 million, and 0.6 million shares of participating securities were paid dividends totaling $1.0 million, $0.7 million, and $0.6 million, respectively. There were undistributed earnings of $2.5 million, $0.9 million, and $1.2 million allocated to the participating class of securities in both basic and diluted earnings per share of common stock for fiscal 2021, 2020, and 2019, respectively. The allocated undistributed earnings and the dividends paid comprise the difference between net income presented on the consolidated statements of operations and earnings for basic and diluted computations for fiscal 2021, 2020, and 2019.
The EPS calculation for fiscal 2021, 2020, and 2019 excludes 0.03 million, 0.2 million, and 0.2 million options, respectively, as their impact was anti-dilutive.
5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
As of both March 31, 2021 and 2020, goodwill was $1,581.2 million. The Company performed an annual impairment test of the goodwill as of January 1, 2021 and 2020, and did not identify any impairment.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Intangible Assets
Intangible assets consisted of the following:

	March 31, 2021			March 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Amortizable intangible assets:
Customer relationships and other amortizable intangible assets	$82,400	$50,503	$31,897	$88,350	$46,285	$42,065
Software	114,972	29,941	85,031	101,410	32,688	68,722
Total amortizable intangible assets	$197,372	$80,444	$116,928	$189,760	$78,973	$110,787
Unamortizable intangible assets:
Trade name	$190,200	$—	$190,200	$190,200	$—	$190,200
Total	$387,572	$80,444	$307,128	$379,960	$78,973	$300,987
Intangible assets related to customer relationships are generally amortized on an accelerated basis over periods ranging from 3 years to 12 years, and those related to software are generally amortized on a straight line basis over periods ranging from 2 years to 5 years.
The Company performed an annual impairment test of the trade name as of January 1, 2021 and 2020, and did not identify any impairment.
Amortization expense for fiscal 2021, 2020, and 2019 was $19.3 million, $22.3 million, and $20.9 million, respectively.
The following table summarizes the estimated annual amortization expense for future periods, which does not reflect amortization expense for certain intangible assets that are not yet placed in service:

For the Fiscal Year Ended March 31,
2022	$17,824
2023	15,587
2024	11,796
2025	6,801
2026	4,074
Thereafter	4,865
Total estimated amortization expense	$60,947

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
6. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consisted of the following:

	March 31,
	2021	2020
Current assets:
Accounts receivable–billed	$375,383	$474,822
Accounts receivable–unbilled	1,037,968	988,634
Allowance for doubtful accounts	(1,457)	(3,985)
Accounts receivable, net	1,411,894	1,459,471
Other long-term assets:
Accounts receivable–unbilled	63,869	62,600
Total accounts receivable, net	$1,475,763	$1,522,071
Unbilled amounts represent revenues for which billings have not been presented to customers at year end. These amounts are usually billed and collected within one year subject to various conditions including, without limitation, appropriated and available funding. Long-term unbilled receivables not anticipated to be billed and collected within one year, which are primarily related to retainage, holdbacks, and long-term rate settlements to be billed at contract closeout, are included in other long-term assets in the accompanying consolidated balance sheets. The Company recognized a (benefit) provision for doubtful accounts of $(2.6) million, $(6.4) million, and $11.9 million for fiscal 2021, 2020, and 2019, respectively.
7. PROPERTY AND EQUIPMENT, NET
The components of property and equipment, net were as follows:

	March 31,
	2021	2020
Furniture and equipment	$117,430	$140,232
Computer equipment	97,571	94,529
Leasehold improvements	225,132	245,685
Total	440,133	480,446
Less: Accumulated depreciation and amortization	(235,491)	(272,369)
Property and equipment, net	$204,642	$208,077
Depreciation and amortization expense relating to property and equipment for fiscal 2021, 2020, and 2019 was $65.0 million, $58.8 million, and $47.8 million, respectively. During fiscal 2021 and 2020, the Company reduced the gross cost and accumulated depreciation and amortization by $100.3 million and $171.8 million, respectively, for zero net book value assets deemed no longer in service.

8. ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES
Accounts payable and other accrued expenses consisted of the following:

	March 31,
	2021	2020
Vendor payables	$371,744	$432,953
Accrued expenses	295,227	265,058
Total accounts payable and other accrued expenses	$666,971	$698,011

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Accrued expenses consisted primarily of the Company’s provision for claimed indirect costs, which was approximately $263.2 million and $224.6 million as of March 31, 2021 and 2020, respectively. Refer to Note 21 for further discussion of this provision.
9. ACCRUED COMPENSATION AND BENEFITS
Accrued compensation and benefits consisted of the following:

	March 31,
	2021	2020
Bonus	$130,565	$114,359
Retirement	44,474	41,604
Vacation	202,100	159,512
Other	48,476	33,300
Total accrued compensation and benefits	$425,615	$348,775
10. DEBT
Debt consisted of the following:

	March 31, 2021		March 31, 2020
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Term Loan A	1.61%	$1,289,764	2.49%	$1,363,739
Term Loan B	1.86%	384,212	2.74%	388,102
Revolver	—%	—	3.75%	100,000
Senior Notes	3.88%	700,000	—%	—
2017 Senior Notes	—%	—	5.13%	350,000
Less: Unamortized debt issuance costs and discount on debt		(17,380)		(15,997)
Total		2,356,596		2,185,844
Less: Current portion of long-term debt		(77,865)		(177,865)
Long-term debt, net of current portion		$2,278,731		$2,007,979

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
As of March 31, 2021, the Credit Agreement provided Booz Allen Hamilton with a $1,289.8 million Term Loan A, a $384.2 million Term Loan B and a $500.0 million revolving credit facility (the “Revolving Credit Facility”) with a sub-limit for letters of credit of $100.0 million (collectively, the "Secured Credit Facility"). As of March 31, 2021, the maturity date of Term Loan A and the termination date for the Revolving Credit Facility was July 23, 2023 and the maturity date of Term Loan B was November 26, 2026. Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement are secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor, and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement and related documentation. Subject to specified conditions, without the consent of the then-existing lenders (but subject to the receipt of commitments), the Term Loans or the Revolving Credit Facility may be expanded (or a new term loan facility or revolving credit facility added to the existing facilities) by up to (i) the greater of (x) $627 million and (y) 100% of consolidated EBITDA of Booz Allen Hamilton, as of the end of the most recently ended four quarter period for which financial statements have been delivered pursuant to the Credit Agreement plus (ii) the aggregate principal amount under which pro forma consolidated net secured leverage remains less than or equal to 3.50:1.00.
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
Booz Allen Hamilton occasionally borrows under the Revolving Credit Facility in anticipation of cash demands. During fiscal 2021, Booz Allen Hamilton accessed no amounts of its $500.0 million Revolving Credit Facility. During fiscal 2020, Booz Allen Hamilton accessed a total of $100 million, of its $500 million Revolving Credit Facility. As of March 31, 2021, there was no outstanding balance on the Revolving Credit Facility. As of March 31, 2020, $100 million was outstanding on the Revolving Credit Facility, which was repaid in June 2020.
The Credit Agreement, as amended, requires quarterly principal payments of 1.25% of the stated principal amount of Term Loan A until maturity, and quarterly principal payments of 0.25% of the stated principal amount of Term Loan B until maturity.
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants include limitations on the following, in each case subject to certain exceptions: (i) indebtedness and liens, (ii) mergers, consolidations or amalgamations, liquidations, wind-ups or dissolutions, and disposition of all or substantially all assets; (iii) dispositions of property; (iv) restricted payments; (v) investments; (vi) transactions with affiliates; (vii) change in fiscal periods; (viii) negative pledges; (ix) restrictive agreements; (x) line of business; and (xi) speculative hedging. The events of default include the following, in each case subject to certain exceptions: (a) failure to make required payments under the Secured Credit Facility; (b) material breaches of representations or warranties under the Secured Credit Facility; (c) failure to observe covenants or agreements under the Secured Credit Facility; (d) failure to pay or default under certain other material indebtedness; (e) bankruptcy or insolvency; (f) certain Employee Retirement Income Security Act, or ERISA events; (g) certain material judgments; (h) actual or asserted invalidity of the Guarantee and Collateral Agreements or the other security documents or failure of the guarantees or perfected liens thereunder; and (i) a change of control. In addition, Booz Allen Hamilton is required to meet certain financial covenants at each quarter end, namely Consolidated Net Total Leverage and Consolidated Net Interest Coverage Ratios. As of March 31, 2021 and 2020, Booz Allen Hamilton was in compliance with all financial covenants associated with its debt and debt-like instruments.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
During fiscal 2021, interest payments of $23.6 million and $7.8 million were made for Term Loan A and Term Loan B, respectively. During fiscal 2020, interest payments of $50.3 million and $15.9 million were made for Term Loan A and Term Loan B, respectively.
Borrowings under the Term Loans, and if used, the Revolving Credit Facility, incur interest at a variable rate. In accordance with Booz Allen Hamilton's risk management strategy, between April 6, 2017 and April 4, 2019, Booz Allen Hamilton executed a series of interest rate swaps. As of March 31, 2021, Booz Allen Hamilton had interest rate swaps with an aggregate notional amount of $1 billion. These instruments hedge the variability of cash outflows for interest payments on the Term Loans and the Revolving Credit Facility. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense (see Note 11 in our consolidated financial statements).
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
Interest is payable on the Senior Notes semi-annually on March 1 and September 1 of each year, beginning on March 1, 2021, and principal is due at maturity on September 1, 2028. In connection with the issuance of the Senior Notes, the Company recognized $9.2 million of issuance costs, which were recorded as an offset against the carrying value of debt and will be amortized to interest expense over the term of the Senior Notes. For fiscal 2021, interest payments of $14.1 million were made for the Senior Notes.
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
During fiscal 2021, the Company recorded $13.2 million of loss on debt extinguishment in other (expense) income, net on the Consolidated Statements of Operations, including $9.0 million of the premium paid at redemption, and write-off of the unamortized debt issuance cost of the 2017 Senior Notes. For fiscal 2021 and 2020, interest payments of $14.6 million and $17.9 million were made for the 2017 Senior Notes, respectively.
The following table summarizes required future debt principal repayments:

	Payments Due By March 31,
	Total	2022	2023	2024	2025	2026	Thereafter
Term Loan A	$1,289,764	$73,974	$73,974	$1,141,816	$—	$—	—
Term Loan B	384,212	3,891	3,891	3,891	3,891	3,891	364,757
Senior Notes	700,000	—	—	—	—	—	700,000
Total	$2,373,976	$77,865	$77,865	$1,145,707	$3,891	$3,891	$1,064,757

Interest on debt and debt-like instruments consisted of the following:

	Fiscal Year Ended March 31,
	2021	2020	2019
Term Loan A Interest Expense	$23,541	$50,080	$42,043
Term Loan B Interest Expense	7,787	15,739	16,765
Interest on Revolving Credit Facility	799	92	115
Senior Notes Interest Expense	23,476	17,938	17,938
Deferred Payment Obligation Interest (1)	—	5,740	7,993
Amortization of Debt Issuance Costs (DIC) and Original Issue Discount (OID) (2)	4,396	4,688	5,052
Interest Swap Expense	20,558	2,094	(1,026)
Other	713	589	637
Total Interest Expense	$81,270	$96,960	$89,517
(1) In connection with Carlyle Group indirectly acquiring all of the issued and outstanding stock of the Company on July 31, 2008, the Company established a Deferred Payment Obligation, payable 8.5 years after the closing date, or until settlement of all outstanding claims, less any settled claims. All remaining potential claims outstanding that were able to be indemnified under the Deferred Payment Obligation related to former officers and stockholders' lawsuits, were all settled as of December 31, 2019. Interest payments on the Deferred Payment Obligation were made twice a year in January and July. The final payment was made during fiscal 2020.
(2) DIC and OID on the Term Loans and Senior Notes are recorded as a reduction of long-term debt in the consolidated balance sheet and are amortized ratably over the life of the related debt using the effective rate method. DIC on the Company's Revolving Credit Facility is recorded as a long-term asset on the consolidated balance sheet and amortized ratably over the term of the Revolving Credit Facility.

11. DERIVATIVES
The Company utilizes derivative financial instruments to manage interest rate risk related to its variable rate debt. The Company’s objectives in using these interest rate derivatives, which were designated as cash flow hedges, are to manage its exposure to interest rate movements and reduce volatility of interest expense. The aggregate notional amount of all interest rate swap agreements was $1 billion as of March 31, 2021. The swaps have staggered maturities, ranging from June 30, 2021 to June 30, 2025. These swaps mature within the last tranche of the Company's floating rate debt (November 26, 2026).

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
Derivative instruments are recorded in the consolidated balance sheet on a gross basis at estimated fair value. As of March 31, 2021, $17.2 million, and $21.0 million were classified as other current liabilities and other long-term liabilities, respectively, on the consolidated balance sheet. As of March 31, 2020, $18.8 million and $37.8 million were classified as other current liabilities, and other long-term liabilities, respectively, on the consolidated balance sheet.
For interest rate swaps designated as cash flow hedges, the changes in the fair value of derivatives is recorded in Accumulated Other Comprehensive Loss, or AOCL, net of taxes, and is subsequently reclassified into interest expense in the period that the hedged forecasted interest payments are made on the Company's variable-rate debt. Over the next 12 months, the Company estimates that $17.2 million will be reclassified as an increase to interest expense. Cash flows associated with periodic settlements of interest rate swaps will be classified as operating activities in the consolidated statement of cash flows. The effect of derivative instruments on the accompanying consolidated financial statements is as follows:

		Fiscal year ended March 31,
Derivatives in Cash Flow Hedging Relationships	Location of Gain or Loss Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in AOCI on Derivatives			Amount of Gain or (Loss) Reclassified from AOCI into Income			Interest Expense on Consolidated Statements of Operations
		2021	2020	2019	2021	2020	2019	2021	2020	2019
Interest rate swaps	Interest expense	$(2,071)	$(55,871)	$(9,772)	$(20,558)	$(2,094)	$1,026	$(81,270)	$(96,960)	$(89,517)
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

12. LEASES
The Company's leases are generally for facilities and office space. The Company adopted ASU 2016-02, Leases (Topic 842) on April 1, 2019 using the modified retrospective transition approach, and as a result did not recast comparative prior period information and presented prior period amounts and disclosures under ASC 840, Leases (Topic 840).
The Company’s total lease cost is recorded primarily within general and administrative expenses on the consolidated statement of operations and consisted of the following:

	Fiscal Year Ended March 31,
	2021	2020
Operating lease cost	$68,702	$71,067
Short-term lease cost	3,780	9,657
Variable lease cost	12,843	11,657
Total operating lease costs	$85,325	$92,381

Rental expense for operating leases classified under Topic 840 for fiscal 2019 was approximately $82.7 million, net of $0.6 million of sublease income.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Future minimum operating lease payments for noncancelable operating leases as of March 31, 2021 are as follows:

For the Fiscal Year Ending March 31,	Operating Lease Payments
2022	$68,498
2023	71,553
2024	62,235
2025	57,691
2026	45,464
Thereafter	58,639
Total future lease payments	364,080
Less: imputed interest	(45,980)
Total lease liabilities	$318,100

Supplemental cash flow information related to leases was as follows:

	Fiscal Year Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$69,320	$53,741
Operating lease liabilities arising from obtaining ROU assets (1)	52,454	26,378

(1) Includes all noncash increases and decreases arising from new or remeasured operating lease arrangements

Other information related to leases was as follows:

	March 31,
	2021	2020
Weighted average remaining lease term (in years)	5.53	6.02
Weighted average discount rate	4.64%	4.69%

13. INCOME TAXES
The components of income tax expense were as follows:

	Fiscal Year Ended March 31,
	2021	2020	2019
Current
U.S. Federal	$(227,309)	$(2,638)	$34,019
State and local	39,542	18,410	26,232
Foreign	9,250	15,625	13,617
Total current	(178,517)	31,397	73,868
Deferred
U.S. Federal	245,624	59,856	23,258
State and local	(13,626)	5,578	(252)
Total deferred	231,998	65,434	23,006
Total	$53,481	$96,831	$96,874

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
A reconciliation of the provision for income tax to the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes for each of the three years ended March 31 is as follows:

	Fiscal Year Ended March 31,
	2021	2020	2019
Income tax expense computed at U.S. federal statutory rate	$139,112	$121,681	$108,235

Increases (reductions) resulting from:
State and local income taxes, net of federal tax	17,586	20,031	22,450
Foreign income taxes, net of federal tax	6,679	12,344	10,758
Meals and entertainment	653	1,761	1,771
Re-measurement of deferred taxes	—	—	(27,908)
Re-measurement of current year losses under CARES Act	(76,767)	—	—
Excess tax benefits from stock-based compensation	(8,556)	(10,265)	(10,777)
Research and development and other federal credits	(30,313)	(90,898)	(6,355)
Executive compensation -162(M)	3,813	2,346	2,615
IRS audit settlement	—	—	(2,573)
Foreign-Derived Intangible Income (FDII)	(4,536)	(4,915)	—
Changes in uncertain tax positions	6,793	44,621	(278)
Other	(983)	125	(1,064)
Income tax expense from operations	$53,481	$96,831	$96,874

The Company reported a change in its method of accounting for the capitalization of costs associated with property, plant and equipment on its 2020 U.S. federal tax return that was filed in the fourth quarter of fiscal 2021, and intends to file a permissible subsequent change in method of accounting (also related to property, plant and equipment) in its 2021 U.S. federal tax return to be filed in fiscal 2022. These method changes resulted in an increase in tax on the fiscal 2020 U.S. federal tax return over the prior year estimate as well as the generation of a net operating loss for fiscal 2021. As a result of a provision in the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), taxpayers are allowed to carry net operating losses generated in fiscal 2019, 2020 and 2021 back to the five prior tax years (fiscal years 2016 - 2020). Accordingly, the Company has recorded a long-term income tax receivable of $273.4 million related to the U.S. federal carry back of the fiscal 2021 loss. Additionally, the Company has recorded a $238.9 million U.S. federal deferred tax liability as a result of the fiscal 2020 change in method of accounting. This deferred tax liability is reflected within the property and equipment deferred in the Company's significant components of deferred income tax assets and liabilities. The corporate tax rate for the Company was 35% during fiscal 2016 and 2017, 31.5% during fiscal 2018, and 21% since fiscal 2019. As the Company intends to carry the U.S. federal net operating loss generated in fiscal 2021 back to fiscal 2016 and subsequent years, this resulted in an income tax benefit of $76.8 million related to the re-measurement of the current year loss in the applicable fiscal years.
For state tax purposes, an incremental net operating loss carryforward of $89.6 million that was generated is expected to be utilized in fiscal 2022 and future years. Including the impact of these state carryforwards, this transaction resulted in an incremental state deferred tax asset of $11.8 million.
The Company has both income tax receivables and income tax payable on its consolidated balance sheet as follows:

	March 31,
	2021	2020
Current income tax receivable	$175,541	$69,734
Long term income tax receivable	$333,188	$53,848
Current income tax payable	$30,694	$5,178

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
The current income tax receivable as of March 31, 2021 represents estimated payments made in fiscal 2021 and prior periods that will be applied to the Company’s fiscal 2022 U.S. federal and state tax returns. This amount is classified as prepaid expenses and other current assets on the consolidated balance sheet. The current income tax payable as of March 31, 2021 represents current liabilities associated with the Company’s amended fiscal 2020 U.S. state returns that the Company intends to file in fiscal 2022. This amount is classified as other current liabilities on the consolidated balance sheet. The long-term income tax receivable as of March 31, 2021 represents the carryback claim for the fiscal 2021 net operating loss and the amended U.S. federal return refund claims for research and development tax credits. This amount is classified as other long-term assets on the consolidated balance sheet.
The significant components of the Company’s deferred income tax assets and liabilities were as follows:

	March 31,
	2021	2020
Deferred income tax assets:
Accrued expenses	$78,005	$67,230
Deferred compensation	52,191	36,448
Stock-based compensation	5,724	6,909
Pension and postretirement benefits	32,881	32,437
Net operating loss carryforwards	98,471	5,741
Extended disability benefits	2,838	2,779
Interest rate swaps	9,955	14,774
Federal tax credits	12,582	—
State tax credits	27,243	19,214
Operating lease liabilities	86,046	86,565
Other	3,378	1,567
Total gross deferred income tax assets	409,314	273,664
Less: Valuation allowance	(6,165)	(4,296)
Total net deferred income tax assets	403,149	269,368
Deferred income tax liabilities:
Unbilled receivables	(245,809)	(199,869)
Intangible assets	(69,519)	(64,530)
Debt issuance costs	(1,488)	(1,939)
Property and equipment	(336,321)	(12,820)
Operating lease right-of-use assets	(62,442)	(62,623)
Internally developed software	(20,309)	(15,673)
Total deferred income tax liabilities	(735,888)	(357,454)
Net deferred income tax liability	$(332,739)	$(88,086)
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
As discussed above, the increase in the property and equipment deferred tax liability relates to the Company's fiscal 2020 change in method of accounting and represents income to be recognized in fiscal 2022 and 2023.
As of March 31, 2021, the Company has available federal, state, and foreign net operating loss ("NOL carryforwards") of $2.0 million, $91.9 million and $4.6 million, respectively, that may be applied against future taxable income. The federal net operating losses are primarily attributable to an acquisition and will begin to expire in fiscal 2037. The state net operating losses are primarily attributable to current year losses, with varying expiration or no expiration dates. For state tax purposes, the fiscal

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
2021 loss generally cannot be carried back to prior tax years and as such, a net operating loss carryforward was recorded rather than an income tax receivable. We recorded a partial valuation allowance against those federal, state and foreign net operating losses that we believe will expire prior to utilization.

Uncertain Tax Positions
The Company maintains reserves for uncertain tax positions related to unrecognized income tax benefits. These reserves involve considerable judgment and estimation and are evaluated by management based on the best information available including changes in tax laws and other information. As of March 31, 2021, 2020, and 2019, the Company has recorded $62.9 million, $56.1 million, and $11.5 million, respectively, of reserves for uncertain tax positions which includes potential tax benefits of $62.7 million, $55.2 million, and $11.1 million, respectively, that, when recognized, impact the effective tax rate. As of March 31, 2021, $11.1 million of the reserve is reflected as a reduction to deferred taxes and the remaining balance is recorded as a component of other long-term liabilities in the consolidated balance sheet. As of March 31, 2020, the entire balance is reflected as a component of other long-term liabilities, having been reclassified from income tax reserves on the prior year consolidated balance sheet.
A reconciliation of the beginning and ending amount of potential tax benefits for the periods presented is as follows:

	March 31,
	2021	2020	2019
Beginning of year	$55,221	$11,083	$11,608
Increases in prior year position	5,018	34,001	93
Increases in current year position	12,753	10,970	575
Decreases in prior year position	—	(765)	—
Settlements with taxing authorities	—	—	(731)
Lapse of statute of limitations	(10,250)	(68)	(462)
End of year	$62,742	$55,221	$11,083
During fiscal 2021, the Company recognized an increase in reserves for uncertain tax positions of approximately $5.0 million related to an increase in research and development tax credits available for fiscal years 2016 to 2020 and $12.8 million for fiscal 2021. This was partially offset by the release of $10.3 million in reserves for uncertain tax positions related to the expiration of the statute of limitations of acquired uncertain tax position liabilities. The Company recognized accrued interest and penalties of $0.3 million, $0.5 million and $0.2 million for fiscal 2021, 2020, and 2019, respectively, related to the reserves for uncertain tax positions in the income tax provision. Included in the total reserve for uncertain tax positions are accrued penalties and interest of approximately $1.2 million, $0.9 million and $0.4 million at March 31, 2021, 2020, and 2019, respectively.
The Company is subject to taxation in the United States and various state and foreign jurisdictions. As of March 31, 2021, the Company's tax years ended March 31, 2016 and forward are open and subject to examination by the federal tax authorities. The other jurisdictions' currently open or under examination are not considered to be material.
The Company is currently contesting tax assessments from the District of Columbia Office of Tax and Revenue for fiscal years 2013 through 2015 at various stages of applicable administrative and judicial processes, with a combined amount at issue of approximately $11.7 million, net of associated federal tax benefits as of March 31, 2021. The Company has taken similar tax positions with respect to subsequent fiscal years, with approximately $38.6 million, net of federal tax benefits, of total potential future tax expense that would arise from an adverse final resolution. As of March 31, 2021, the Company does not maintain reserves for any uncertain tax positions related to the contested tax benefits or the similar tax positions taken in the subsequent fiscal years. Given the recoverable nature of the state tax expense, the Company does not believe that the resolution of these matters will have a material adverse effect on its results of operations, cash flows or financial condition.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
14. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company sponsors the Employees’ Capital Accumulation Plan, or ECAP, which is a qualified defined contribution plan that covers eligible U.S. and certain international employees. ECAP provides for distributions to participants by reason of retirement, death, disability, or termination of employment. The Company provides an annual matching contribution of up to 6% of eligible annual compensation. Total expense recognized under ECAP for fiscal 2021, 2020, and 2019 was $166.3 million, $151.0 million, and $136.3 million, respectively, and the Company-paid contributions were $163.0 million, $146.5 million, and $130.9 million, respectively.
Defined Benefit Plan
The Company provides postretirement healthcare benefits to former officers under a medical indemnity insurance plan, with premiums paid by the Company. This plan is referred to as the Officer Medical Plan.The Company recognizes a liability for the defined benefit plans' underfunded status, measures the defined benefit plans' obligations that determine its funded status as of the end of the fiscal year, and recognizes as a component of accumulated other comprehensive income the changes in the defined benefit plans' funded status that are not recognized as components of net periodic benefit cost.
The components of net postretirement medical expense for the Officer Medical Plan were as follows:

	Fiscal Year Ended March 31,
	2021	2020	2019
Service cost	$5,657	$4,955	$5,952
Interest cost	4,237	4,859	5,130
Net actuarial loss	—	—	2,108
Total postretirement medical expense	$9,894	$9,814	$13,190
The service cost component of net periodic benefit cost is included in cost of revenue and general and administrative expenses, and the non-service cost components of net periodic benefit cost (interest cost and net actuarial loss) are included as part of other income (expense), net in the accompanying consolidated statements of operations.
The weighted-average discount rate used to determine the year-end benefit obligation for the Officer Medical Plan were 3.40%, 3.60% and 4.10% for fiscal 2021, 2020, and 2019, respectively.
Assumed healthcare cost trend rates for the Officer Medical Plan at March 31, 2021 and 2020 were as follows:

Pre-65 initial rate	2021	2020
Healthcare cost trend rate assumed for next year	6.55%	6.80%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2029	2029

Post-65 initial rate	2021	2020
Healthcare cost trend rate assumed for next year	6.75%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2029	2029

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
The changes in the benefit obligation, plan assets, and funded status of the Officer Medical Plan were as follows:

	Fiscal Year Ended March 31,
	2021	2020	2019
Benefit obligation, beginning of the year	$119,609	$120,341	$126,886
Service cost	5,657	4,955	5,952
Interest cost	4,237	4,859	5,130
Net actuarial (gain) loss	(3,466)	(6,761)	(13,885)
Benefits paid	(4,519)	(3,785)	(3,742)
Benefit obligation, end of the year	$121,518	$119,609	$120,341
The net actuarial gain related to the benefit obligation in fiscal 2021 was primarily due to a favorable medical cost experience, partially offset by the unfavorable impact from declines in discount rates as of March 31, 2021. The net actuarial gain related to the benefit obligation in fiscal 2020 was due mainly to the repeal of excise tax on high cost health plans in December 2019, partially offset by the unfavorable impact from declines in discount rates and changes in estimated medical costs as of March 31, 2020. The net actuarial gain related to benefit obligation in fiscal 2019 was due mainly to the favorable medical cost experience in the past year as well as updates to demographic assumptions.

	Fiscal Year Ended March 31,
Changes in plan assets	2021	2020	2019
Fair value of plan assets, beginning of the year	$—	$—	$—
Employer contributions	4,519	3,785	3,742
Benefits paid	(4,519)	(3,785)	(3,742)
Fair value of plan assets, end of the year	$—	$—	$—
As of March 31, 2021 and 2020, the unfunded status of the Officer Medical Plan was $121.5 million and $119.6 million, respectively, which is included in other long-term liabilities in the accompanying consolidated balance sheets.
The expected future medical benefit payments and related contributions are as follows:

For the Fiscal Year Ending March 31,
2022	$4,057
2023	$4,434
2024	$4,790
2025	$5,062
2026	$5,485
2027 - 2031	$32,152
Postretirement Benefit Plans
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
Total defined benefit plan expense, consisting of service and interest cost associated with the Retired Officers' Bonus Plan was $0.6 million, for both fiscal 2021 and 2020, and $0.7 million for fiscal 2019. Benefits paid associated with the Retired Officers’ Bonus Plan were $1.1 million, $0.6 million, and $0.8 million for fiscal 2021, 2020, and 2019, respectively. The end-of-period benefit obligation of $3.4 million and $3.8 million as of March 31, 2021 and 2020, respectively, is included in postretirement obligations within other long-term liabilities in the accompanying consolidated balance sheets.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Total defined benefit plan expense, consisting of service, interest, prior service cost, and net actuarial gain associated with the Retired Vice-President Bonus Plan was $0.2 million for fiscal 2021, 2020 and 2019. There were no benefits paid associated with the Retired Vice-President Bonus Plan for fiscal 2021 and 2019. Benefits paid associated with the Retired Vice-President Bonus Plan was $0.1 million for fiscal 2020. The end-of-period benefit obligation of $1.1 million and $1.0 million as of March 31, 2021 and 2020, respectively, is included in postretirement obligations within other long-term liabilities in the accompanying consolidated balance sheets.
The weighted-average discount rate used to determine the year-end benefit obligations was as follows:

	Fiscal Year Ended March 31,
	2021	2020	2019
Retired Officers’ Bonus Plan	3.40%	3.60%	4.10%
Retired Vice Presidents' Bonus Plan	3.40%	3.60%	4.10%

Other comprehensive loss for fiscal 2021 includes unrecognized gross actuarial gain and prior service cost of $3.4 million, reduced by taxes of $0.9 million, that has not yet been recognized in net periodic pension cost for fiscal 2021 for the Retired Officers’ Bonus Plan, the Officer Medical Plan, and the Retired Vice-President Bonus Plan. Other comprehensive loss for fiscal 2020 includes unrecognized gross actuarial gain and prior service cost of $6.6 million, reduced by taxes of $1.7 million, that has not yet been recognized in net periodic pension cost for fiscal 2020 for the Retired Officers’ Bonus Plan, the Officer Medical Plan, and the Retired Vice-President Bonus Plan.
Funded Status for Defined Benefit Plans
Generally, annual contributions are made at such times and in amounts as required by law and may, from time to time, exceed minimum funding requirements. The Retired Officers’ Bonus Plan and the Retired Vice-President Bonus Plan are unfunded plans and contributions are made as benefits are paid. As of March 31, 2021 and 2020, there were no plan assets for either the Retired Officers’ Bonus Plan or the Retired Vice-President Bonus Plan and therefore, the accumulated liability of $4.5 million and $4.8 million, respectively, is unfunded. The liability will be distributed in a lump-sum payment as each officer or vice-president retires.
Long-term Disability Benefits
The Company offers medical and dental benefits to inactive employees (and their eligible dependents) on long-term disability. These benefits do not vary with an employee's years of service; therefore, the Company is required to accrue the costs of the benefits at the date the inactive employee becomes disability eligible and elects to participate in the benefit. The accrued cost for such benefits is calculated using an actuarial estimate. The accrued cost for these benefits was $10.9 million and $10.7 million at March 31, 2021 and 2020, respectively, and are presented in other long-term liabilities in the accompanying consolidated balance sheets.
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
As of March 31, 2021 and 2020, $14.1 million and $5.9 million of plan investments and obligations were recorded in other long term assets and in other long term liabilities, respectively, in the consolidated balance sheets, representing the fair value related to the deferred compensation plan. Adjustments to the fair value of the plan investments and obligations are recorded in operating expenses.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
15. ACCUMULATED OTHER COMPREHENSIVE LOSS
All amounts recorded in other comprehensive loss are related to the Company's post-retirement plans and interest rate swaps designated as cash flow hedges. The following table shows the changes in accumulated other comprehensive loss, net of tax:

	Fiscal Year Ended March 31, 2021
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of year	$(4,127)	$(41,874)	$(46,001)
Other comprehensive income (loss) before reclassifications (1)	2,481	(1,529)	952
Amounts reclassified from accumulated other comprehensive loss	84	15,194	15,278
Net current-period other comprehensive income	2,565	13,665	16,230
End of year	(1,562)	(28,209)	(29,771)
(1) Changes in other comprehensive income (loss) before reclassification for derivatives designated as cash flow hedges are recorded net of tax benefits of $0.5 million for the fiscal year ended March 31, 2021.

	Fiscal Year Ended March 31, 2020
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of year	$(9,068)	$(2,122)	$(11,190)
Other comprehensive income (loss) before reclassifications (2)	4,860	(41,300)	(36,440)
Amounts reclassified from accumulated other comprehensive loss	81	1,548	1,629
Net current-period other comprehensive income (loss)	4,941	(39,752)	(34,811)
End of year	$(4,127)	$(41,874)	$(46,001)
(2) Changes in other comprehensive income (loss) before reclassification for derivatives designated as cash flow hedges are recorded net of tax benefits of $14.6 million for the fiscal year ended March 31, 2020.

	Fiscal Year Ended March 31, 2019
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of year	$(20,955)	$5,849	$(15,106)
Other comprehensive income (loss) before reclassifications (3)	10,262	(7,214)	3,048
Amounts reclassified from accumulated other comprehensive loss	1,625	(757)	868
Net current-period other comprehensive income (loss)	11,887	(7,971)	3,916
End of year	$(9,068)	$(2,122)	$(11,190)
(3) Changes in other comprehensive income (loss) before reclassification for derivatives designated as cash flow hedges are recorded net of tax expenses of $2.6 million for the fiscal year ended March 31, 2019

The following table presents the reclassifications out of accumulated other comprehensive loss to net income:

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

	Fiscal Year Ended March 31,
	2021	2020	2019
Amounts reclassified from accumulated other comprehensive loss:
Post-retirement plans (Note 14):
Amortization of net actuarial loss included in net periodic benefit cost	$114	$109	$2,201
Tax benefit (expense)	(30)	(28)	(576)
Net of tax	$84	$81	$1,625
Derivatives designated as cash flow hedges (Note 11):
Reclassification of hedge (loss) gain	$20,558	$2,094	$(1,026)
Tax benefit (expense)	(5,364)	(546)	269
Net of tax	$15,194	$1,548	$(757)

16. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	March 31,
	2021	2020
Postretirement benefit obligations	126,054	124,375
Reserves for uncertain tax positions	$53,203	$56,130
Other (1)	51,727	63,096
Total other long-term liabilities	$230,984	$243,601

(1) Balances at March 31, 2021 and March 31, 2020 primarily include the long-term liability portion of the Company's derivative instruments of $21.0 million and $37.8 million, respectively, the long term deferred compensation plan liability of $14.1 million and $5.9 million, respectively, and the Company's long term disability obligation of $10.9 million and $10.7 million, respectively. See Note 11 and Note 14 to our consolidated financial statements.

17. STOCKHOLDERS’ EQUITY
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
Share Repurchase Program
On December 21, 2011, the Board of Directors adopted a share repurchase program, which was most recently increased on January 27, 2021 to authorize the repurchase of up to $1,710.0 million in shares of Class A Common Stock. A special committee of the Board of Directors evaluates market conditions and other relevant factors and initiates repurchases under the program from time to time. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. During fiscal 2021, the Company purchased 3.8 million shares of Class A Common Stock in a series of open market transactions for $293.4 million. During fiscal 2020, the Company purchased 2.5 million shares of Class A Common Stock in a series of open market transactions for $173.4 million. As of March 31, 2021, the Company had $591.5 million remaining under the share repurchase program.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Dividends
The following table summarizes the cash distributions recognized in the consolidated statement of cash flows:

	Fiscal Year Ended March 31,
	2021	2020	2019
Recurring dividends (1)	$181,066	$146,602	$114,234
Dividend equivalents (2)	—	—	280
Total distributions	$181,066	$146,602	$114,514

(1) Amounts represent recurring quarterly dividends that were declared and paid for during each quarter of fiscal 2021, 2020, and 2019.
(2) Dividend equivalents are distributions made to option holders equal to the special dividends declared and paid.

18. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense recognized in the consolidated statements of operations:

	Fiscal Year Ended March 31,
	2021	2020	2019
Cost of revenue	$27,682	$16,272	$8,990
General and administrative expenses	32,162	27,018	22,285
Total	$59,844	$43,290	$31,275
The following table summarizes the total stock-based compensation expense recognized in the consolidated statements of operations by the following types of equity awards:

	Fiscal Year Ended March 31,
	2021	2020	2019
Equity Incentive Plan Options	$2,625	$2,741	$2,374
Restricted Stock Awards	57,219	40,549	28,901
Total	$59,844	$43,290	$31,275
As of March 31, 2021 and 2020, there was $43.3 million and $33.5 million, respectively, of total unrecognized compensation cost related to unvested stock-based compensation agreements. The unrecognized compensation cost as of March 31, 2021 is expected to be fully amortized over the next 5 years. Absent the effect of forfeiture or acceleration of stock compensation cost for any departures of employees, the following tables summarize the unrecognized compensation cost, the weighted average period the cost is expected to be amortized, and the estimated annual compensation cost for the future periods indicated below (excludes any future award):

	Unrecognized Compensation Cost		Weighted Average Remaining Period to be Recognized
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Equity Incentive Plan Options	$3,426	$3,721	3.45	3.57
Restricted Stock Awards	39,881	29,738	1.87	1.78
Total	$43,307	$33,459

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

	Total Unrecognized Compensation Cost
	Total	2022	2023	2024	2025	2026
Equity Incentive Plan Options	$3,426	$1,798	$983	$468	$167	$10
Restricted Stock Awards	39,881	25,925	12,894	1,062	—	—
Total	$43,307	$27,723	$13,877	$1,530	$167	$10
Equity Incentive Plan
The Company's Equity Incentive Plan, or EIP, was adopted in connection with the Merger Agreement for employees and directors of Holding. The EIP was amended and restated in 2010 in connection with the Company’s initial public offering, and on May 22, 2014 and January 28, 2020. Awards under the EIP may be made in the form of stock options; stock purchase rights; restricted stock; restricted stock units; performance shares; performance units; stock appreciation rights; deferred share units; dividend equivalents; and other stock-based awards. As of March 31, 2021 and 2020, there were 9.3 million and 10.1 million shares, respectively, available for future grant under the EIP.
Stock Options
Stock options under the EIP are granted at the discretion of the Board of Directors or its Compensation Committee and expire ten years from the grant date. Stock options generally vest in equal installments over a five-year period subject to the grantee’s continued service on each applicable vesting. All options under the EIP are exercisable, upon vesting, for shares of Class A Common Stock of Holding. During fiscal 2021, 270,930 options were granted under the EIP.
The aggregate grant date fair value of the EIP options issued during fiscal 2021 and 2020, was $3.6 million and $3.7 million, respectively, and is recorded as expense over the vesting period. The total fair value of EIP options vested during both fiscal 2021 and 2020 was $2.4 million. The total intrinsic value of EIP options exercised during fiscal 2021 and 2020 was $28.9 million and $30.6 million, respectively.
Annual Incentive Plans
On October 1, 2010, the Board of Directors adopted an Annual Incentive Plan, or AIP, in connection with the initial public offering to more appropriately align the Company’s compensation programs with those of similarly situated companies. The amount of the annual incentive payment is determined based on performance targets established by the Board of Directors and a portion of the bonus may be paid in the form of equity (including stock and other awards under the EIP). Such equity awards vest over a three-year period subject to the employee’s continued service to the Company. The related expense is recognized in the accompanying consolidated statements of operations based on grant date fair value over the vesting period of three years.
The Company maintains annual incentive programs for officers and key employees. The equity compensation would be issued in the form of restricted stock units of which a portion would vest based on the passage of time, and the other portion would vest based on specified performance conditions to be achieved over a specified time period. A restricted stock unit represents a contingent right to receive one share of Class A Common Stock upon vesting. Service-based restricted stock units vest in equal installments over a three-year period subject to the grantee's continued service on each applicable vesting date and are settled for shares of Class A Common Stock. Dividend equivalents are paid in respect of the service-based restricted stock units when dividends are paid on the Company's Class A Common Stock. Performance-based awards vest at the end of a three-year period subject to certain specified financial performance criteria and the grantee's continued service through the period. These awards are settled for Class A Common Stock and dividend equivalents. Compensation expense for performance-based awards during the performance period is estimated at each reporting date using management's expectation of the probable achievement of the specified performance criteria.
The Company also maintains a program whereby certain non-officer employees would be eligible to receive a portion of their annual bonus in equity. The equity compensation would be issued in the form of restricted stock units that would vest immediately after issuance or over an applicable vesting period subject to the employee's continued service for the Company. The associated expense will be recognized in the accompanying consolidated statements of operations based on grant date fair value.
Grants of Class A Restricted Common Stock and Restricted Stock Units
During fiscal 2021, the Board of Directors granted an aggregate of 968,903 Restricted Stock Units with service-based and performance-based vesting conditions to existing officers, vice presidents, and other employees and non-employees of the

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Company, as well as to newly promoted and hired partners and vice presidents. The awards will vest based on the applicable vesting period for the specific award subject to the employees' continued employment with the Company.
The Board of Directors also granted 20,829 shares of Class A Restricted Common Stock to members of the Board of Directors during fiscal 2021. These awards generally vest over one year.
The aggregate fair value of all awards issued during fiscal 2021 was $69.0 million and was based on the grant date stock price, which ranged from $34.02 to $97.84. This amount will be recognized in the accompanying consolidated statements of operations over the applicable vesting period of the awards.
The total fair value of restricted stock shares vested during fiscal 2021 and 2020 was $49.8 million and $27.9 million, respectively.
As permitted under the terms of the EIP, the Compensation Committee, as Administrator of the Plan, authorized the withholding of taxes not to exceed the minimum statutory withholding amount, through the surrender of shares of Class A Common Stock issuable upon the vesting or accelerated vesting of Restricted Stock. As a result of these transactions, the Company repurchased 314,956 shares and recorded them as treasury shares at a total cost of $24.6 million in fiscal 2021.
Methodology
The Company uses the Black-Scholes option-pricing model to determine the estimated fair value for stock option awards. The fair value of the Company’s stock is based on the closing price on the New York Stock Exchange on the date of grant.
During fiscal 2021, the Company’s Board of Directors authorized and declared four quarterly cash dividends: $0.31 per share in the first, second and third quarters and $0.37 per share in the fourth quarter. Therefore, an annualized dividend yield between 2.32% and 2.86% was used in the Black-Scholes option-pricing model for all grants issued during the fiscal year. The Company plans to continue paying recurring dividends in the near term and assessing its excess cash resources to determine the best way to utilize its excess cash flow to meet its objectives. One way the Company may utilize excess cash includes the payment of special dividends. The Company does not anticipate or forecast the payment of special dividends and therefore does not include special dividends in the annual dividend yield that the company uses to calculate the fair value of stock options, as the Company does not pay these special dividends on a regular basis.
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
The weighted average assumptions used in the Black-Scholes option-pricing model for stock option awards were as follows:

	For The Fiscal Year Ended March 31,
	2021	2020	2019
Dividend yield	2.72%	2.17%	2.01%
Expected volatility	27.41%	24.74%	25.83%
Risk-free interest rate	0.35%	2.11%	2.81%
Expected life (in years)	5.00	5.00	5.00
Weighted-average grant date fair value	$13.1	$12.39	$9.67

The following table summarizes unvested restricted stock activity for the periods presented:

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested Restricted Stock Awards
Unvested at March 31, 2020	887,436	$50.72
Granted	989,732	69.75
Vested	895,521	55.65
Forfeited	61,147	65.94
Unvested at March 31, 2021	920,500	$65.37

The following table summarizes stock option activity for the periods presented:

	Number of Options	Weighted Average Exercise Price
Equity Incentive Plan Options
Options outstanding at March 31, 2020	1,753,139	$34.91
Granted	270,930	75.55
Forfeited	106,712	61.36
Expired	—	—
Exercised	504,450	23.29
Options outstanding at March 31, 2021	1,412,907	$44.86

The following table summarizes unvested stock options for the periods presented:

	Number of Options	Weighted Average Grant Date Fair Value
Equity Incentive Plan Options
Unvested at March 31, 2020	580,317	$10.56
Granted	270,930	13.10
Vested	229,823	10.57
Forfeited	106,712	11.81
Unvested at March 31, 2021	514,712	$11.64

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
The following table summarizes stock options outstanding at March 31, 2021:

Range of exercise prices (1)	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value	Stock Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
			(In years)				(In years)
Equity Incentive Plan
$9.94 - $97.84	1,412,907	$44.86	6.34	$50,399	898,195	$36.10	5.3	$39,905

Employee Stock Purchase Plan
The Company offers a tax qualified Employee Stock Purchase Plan, or ESPP, which is designed to enable eligible employees to periodically purchase shares of the Class A Common Stock up to an aggregate of 10 million shares at a five percent discount from the fair market value of the Class A Common Stock. The ESPP provides for quarterly offering periods. For the year ended March 31, 2021, 249,095 shares of Class A Common Stock were purchased by employees under the ESPP. Since the program's inception, 2,908,898 shares have been purchased by employees.

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
A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The financial instruments measured at fair value in the accompanying consolidated balance sheets consist of the following:

	Recurring Fair Value Measurements as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Long term deferred compensation plan asset (1)	14,142	—	—	14,142
Total Assets	$14,142	$—	$—	$14,142
Liabilities:
Contingent consideration liability (2)	$—	$—	$1,223	$1,223
Current derivative instruments (3)	—	17,163	—	17,163
Long-term derivative instruments (3)	—	20,999	—	20,999
Long term deferred compensation plan liability (1)	14,142	—	—	14,142
Total Liabilities	$14,142	$38,162	$1,223	$53,527

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

	Recurring Fair Value Measurements as of March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Long term deferred compensation plan asset (1)	$5,879	$—	$—	$5,879
Total Assets	$5,879	$—	$—	$5,879
Liabilities:
Contingent consideration liability (2)	$—	$—	$1,224	$1,224
Current derivative instruments (3)	$—	$18,831	$—	$18,831
Long-term derivative instruments (3)	$—	$37,819	$—	$37,819
Long term deferred compensation plan liability (1)	$5,879	$—	$—	$5,879
Total liabilities	$5,879	$56,650	$1,224	$63,753

(1) Investments in this category consist of primarily of mutual funds whose fair values are determined by reference to the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. These assets represent investments held in a consolidated trust to fund the Company's non-qualified deferred compensation plan and are recorded in other long-term assets and other long-term liabilities on our consolidated balance sheets.

(2) The Company recognized a contingent consideration liability of $3.6 million in connection with the acquisition of Aquilent in fiscal 2017. As of both March 31, 2021 and 2020, the estimated fair value of the contingent consideration liability was $1.2 million, and was valued using probability-weighted cash flows, which is based on the use of Level 3 fair value measurement inputs.

(3) The Company’s interest rate swaps are considered over-the-counter derivatives and fair value is estimated based on the present value of future cash flows using a model-derived valuation that uses Level 2 observable inputs such as interest rate yield curves. See Note 11 to the consolidated financial statements for further discussion on the Company’s derivative instruments designated as cash flow hedges.

The fair value of the Company's cash and cash equivalents, which are Level 1 inputs, approximated its carrying values at March 31, 2021 and 2020. The fair value of the Company's debt instruments approximated its carrying value at March 31, 2021 and 2020. The fair value of debt is determined using quoted prices or other market information obtained from recent trading activity of each debt tranche in markets that are not active (Level 2 inputs). The fair value is corroborated by prices derived from the interest rate spreads of recently completed leveraged loan transactions of a similar credit profile, industry, and terms to that of the Company. The fair value of Senior Notes is determined using quoted prices or other market information from recent trading activity in the high-yield bond market (Level 2 inputs).

20. RELATED-PARTY TRANSACTIONS
Two of our directors currently serve on the board of directors of a subcontractor to which the Company subcontracted $85.9 million, $79.7 million and $55.3 million of services for fiscal 2021, 2020 and 2019, respectively.

21. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Third-Party Guarantees
As of March 31, 2021 and 2020, the Company was contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that totaled $9.8 million and $9.7 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At both March 31, 2021 and 2020, approximately $0.9 million of these instruments reduce the available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $20.0 million facility, originally established in fiscal 2015 and most recently increased to $20.0 million in fiscal 2021, of which $11.1 million and $6.2 million, respectively, was available to the Company at March 31, 2021 and 2020.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Government Contracting Matters - Provision for Claimed Indirect Costs
For fiscal 2021, 2020, and 2019, approximately 97%, 96%, and 96%, respectively, of the Company’s revenue was generated from contracts where the end user was an agency or department of the U.S. government, including contracts where the Company performed either as a prime contractor or subcontractor, and regardless of the geographic location in which the work was performed. U.S. government contracts and subcontracts are subject to extensive legal and regulatory requirements. From time to time and in the ordinary course of business, agencies of the U.S. government audit our claimed indirect costs and conduct inquiries and investigations of our business practices with respect to government contracts to determine whether the Company’s operations are conducted in accordance with these requirements and the terms of the relevant contracts. U.S. government agencies, including the Defense Contract Audit Agency (DCAA), routinely audit our claimed indirect costs, for compliance with the Cost Accounting Standards and the Federal Acquisition Regulation. These agencies also conduct reviews and investigations and make inquiries regarding our accounting and other systems in connection with our performance and business practices with respect to our government contracts and subcontracts. U.S. government audits, inquiries, or investigations of the Company, whether related to the Company’s U.S. government contracts or subcontracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including withholding of payments, suspension of payments, repayments, fines, or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting. Management believes it has recorded the appropriate provision for claimed indirect costs for any audit, inquiry, or investigation of which it is aware that may be subject to any reductions and/or penalties. As of March 31, 2021 and 2020, the Company had recorded liabilities of approximately $263.2 million and $224.6 million, respectively, for estimated adjustments to claimed indirect costs based on its historical DCAA audit results, including the final resolution of such audits with the Defense Contract Management Agency, for claimed indirect costs incurred subsequent to fiscal 2011, and for contracts not yet closed that are subject to audit and final resolution.
Litigation
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government, which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of March 31, 2021 and 2020, there were no material amounts accrued in the consolidated financial statements related to these proceedings.
On June 7, 2017, Booz Allen Hamilton Inc. was informed that the U.S. Department of Justice (DOJ) is conducting a civil and criminal investigation of the Company. In connection with the investigation, the DOJ has requested information from the
Company relating to certain elements of the Company’s cost accounting and indirect cost charging practices with the U.S.
government. Since learning of the investigation, the Company has engaged a law firm experienced in these matters to represent the Company in connection with this matter and respond to the government's requests. As is commonly the case with this type of matter, the Company has also been in contact with other regulatory agencies and bodies, including the SEC, which notified the Company that it is conducting an investigation that the Company believes relates to the matters that are also the subject of the DOJ's investigation. The Company may receive additional regulatory or governmental inquiries related to the matters that are the subject of the DOJ's investigation. In accordance with the Company's practice, the Company is cooperating with all relevant government parties. On May 12, 2021, the Company was informed that the DOJ has closed its criminal investigation. The total cost associated with these matters will depend on many factors, including the duration of these matters and any related findings. At this stage, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with these matters.
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

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
23. UNAUDITED QUARTERLY FINANCIAL DATA

	Fiscal 2021 Quarters
	First	Second	Third	Fourth
Revenue	$1,956,453	$2,019,185	$1,904,020	$1,979,280
Operating income	191,887	207,221	184,257	171,006
Income before income taxes	170,816	175,400	165,983	150,240
Net income	129,329	136,081	144,371	199,177
Earnings per common share:
Basic (1)	$0.93	$0.98	$1.04	$1.45
Diluted (1)	$0.92	$0.98	$1.03	$1.43

	Fiscal 2020 Quarters
	First	Second	Third	Fourth
Revenue	$1,825,176	$1,819,577	$1,849,441	$1,969,647
Operating income	179,046	172,035	169,045	149,076
Income before income taxes	155,830	148,177	146,723	128,704
Net income	117,386	114,325	112,026	138,866
Earnings per common share:
Basic (1)	$0.83	$0.81	$0.79	$0.99
Diluted (1)	$0.83	$0.80	$0.79	$0.98
(1) Earnings per share are computed independently for each of the quarters presented and therefore may not sum to the total for the fiscal year.

24. SUPPLEMENTAL FINANCIAL INFORMATION
The following schedule summarizes valuation and qualifying accounts for the periods presented:

	Fiscal Year Ended March 31,
	2021	2020	2019
Allowance for doubtful accounts:
Beginning balance	$3,985	$10,679	$77
Cumulative effect of accounting changes (1)	496	—	—
(Benefit) provision for doubtful accounts	(2,599)	(6,454)	11,882
Charges against allowance	(425)	(240)	(1,280)
Ending balance	$1,457	$3,985	$10,679
Tax valuation allowance
Beginning balance	(4,296)	(2,853)	(1,373)
Other adjustments	(1,869)	(1,443)	(1,480)
Ending balance	$(6,165)	(4,296)	(2,853)
(1) Represents the adjustments to the allowance for expected credit losses for the adoption of Topic 326 in Fiscal 2021

25. SUBSEQUENT EVENTS
Shares repurchased and withheld to cover taxes
The Company paid $15.4 million during the first quarter of fiscal 2022 for 191,327 shares of Class A Common Stock withheld to cover taxes related to Restricted Stock vesting during the fourth quarter of fiscal 2021 that had not settled in cash by March 31, 2021.
Dividend Declared

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
On May 21, 2021, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.37 per share. Payment of the dividend will be made on June 30, 2021 to stockholders of record at the close of business on June 15, 2021.
Acquisition
On May 3, 2021, the Company entered into a membership interest purchase agreement with Liberty IT Solutions, LLC ("Liberty"), pursuant to which the Company has agreed to purchase 100% of the outstanding ownership interests of Liberty for $725 million, subject to certain adjustments. The transaction is expected to close in the first quarter of fiscal 2022, subject to regulatory approvals.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective as of March 31, 2021.
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
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2021. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 framework). Based on this assessment, management has concluded that, as of March 31, 2021, our internal control over financial reporting was effective.
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Booz Allen Hamilton Holding Corporation

Opinion on Internal Control over Financial Reporting

We have audited Booz Allen Hamilton Holding Corporation’s internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Booz Allen Hamilton Holding Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2021, and the related notes and our report dated May 21, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tysons, Virginia
May 21, 2021

Item 9B.    Other Information.
On May 18, 2021, the Company’s compensation committee approved for fiscal 2022 increases in (and changes in the composition of) the compensation of Horacio D. Rozanski, the Company’s President and Chief Executive Officer. Mr. Rozanski’s pay mix for fiscal 2022 reflects an increase in the portion of his target total direct compensation provided in the form of equity to 74%. In addition, 72% of the fiscal 2022 equity granted to Mr. Rozanski will be in the form of long-term performance equity awards. As a result of these changes, effective for fiscal 2022, Mr. Rozanski’s base salary, target annual cash bonus, and target annual equity grant value will equal $1.5 million, $1.5 million, and $8.5 million, respectively.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.
Information related to our directors is set forth under the caption “Election of Directors” of our Proxy Statement for our Annual Meeting of Stockholders scheduled for July 28, 2021 (the "2021 Proxy Statement"). Such information is incorporated herein by reference.
Information relating to our Executive Officers is included in Part I of this Annual Report under the caption “Information about our Executive Officers.”
Information relating to compliance with Section 16(a) of the Exchange Act, to the extent required, is set forth under the caption “Delinquent Section 16(a) Reports” of our 2021 Proxy Statement. Such information is incorporated herein by reference.
Information related to our code of ethics is set forth under the caption “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2021 Proxy Statement. Such information is incorporated herein by reference.
Information relating to the Audit Committee and Board of Directors determinations concerning whether a member of the Audit Committee is a “financial expert” as that term is defined under Item 407(d)(5) of Regulation S-K is set forth under the caption “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2021 Proxy Statement. Such information is incorporated herein by reference.

Item 11.    Executive Compensation.
Information relating to this item is set forth under the captions “Compensation Discussion and Analysis,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report on Executive Compensation” of our 2021 Proxy Statement. Such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plans
The following table presents information concerning the securities authorized for issuance pursuant to our equity compensation plans as of March 31, 2021:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by securityholders	2,318,359	(1)	$44.86	9,349,207
Equity compensation plans not approved by securityholders	—		N/A	—
Total	2,318,359	(1)	$44.86	9,349,207
(1)Column (a) includes: 905,452 shares that have been granted as restricted stock units (RSUs) and 1,412,907 shares granted as options under our equity compensation plans. The weighted average price in column (b) does not take into account shares issued pursuant to RSUs.

Information relating to the security ownership of certain beneficial owners and management is included in our 2021 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
Information relating to this item is set forth under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2021 Proxy Statement. Such information is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.
Information relating to this item is set forth under the caption “Independent Registered Public Accounting Firm Fees” of our 2021 Proxy Statement. Such information is incorporated herein by reference.

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

2.1
Agreement and Plan of Merger, dated as of May 15, 2008, by and among Booz Allen Hamilton Inc., Booz Allen Hamilton Holding Corporation (formerly known as Explorer Holding Corporation), Booz Allen Hamilton Investor Corporation (formerly known as Explorer Investor Corporation), Explorer Merger Sub Corporation and Booz & Company Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

2.2
Spin Off Agreement, dated as of May 15, 2008, by and among Booz Allen Hamilton Inc., Booz & Company Holdings, LLC, Booz & Company Inc., Booz & Company Intermediate I Inc. and Booz & Company Intermediate II Inc. (Incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

2.3
Amendment to the Agreement and Plan of Merger and the Spin Off Agreement, dated as of July 30, 2008, by and among Booz Allen Hamilton Inc., Booz Allen Hamilton Holding Corporation (formerly known as Explorer Holding Corporation), Booz Allen Hamilton Investor Corporation (formerly known as Explorer Investor Corporation), Explorer Merger Sub Corporation, Booz & Company Holdings, LLC, Booz & Company Inc., Booz & Company Intermediate I Inc. and Booz & Company Intermediate II Inc. (Incorporated by reference to Exhibit 2.3 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

2.4
Membership Interest Purchase Agreement, dated May 3, 2021, among (i) Booz Allen Hamilton Inc., (ii) Liberty IT Solutions, LLC, (iii) William Greene, Christopher Bickell, and Jeff Denniston, and (iv) Southpaw Representative, LLC, in its capacity as Members' Representative (Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on May 4, 2021 (File No. 001-34972))

3.1
Fifth Amended and Restated Certificate of Incorporation of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 5, 2020 (File No. 001-34972))

3.2
Fifth Amended and Restated Bylaws of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report for the period ended December 31, 2020 on Form 10-Q (File No. 001-34972))

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

4.4	Form of 3.875% Senior Note due 2028 (included as Exhibit A to Exhibit 4.2 hereof)

4.5*	Description of Capital Stock*

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

10.20
Second Amendment to Credit Agreement, dated as of May 7, 2014, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC, SDI Technology Corporation, ASE, Inc. and Booz Allen Hamilton International, Inc., as Guarantors, Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Lender, and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2014 (File No. 001-34972))

10.21
Third Amendment to Credit Agreement, dated as of July 13, 2016, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC, SDI Technology Corporation, ASE, Inc. and Booz Allen Hamilton International, Inc., as Guarantors, Bank of America, N.A., as Administrative Agent, Collateral Agent and New Refinancing Tranche B Term Lender, and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 18, 2016 (File No. 001-34972))

10.22
Fourth Amendment to Credit Agreement, dated as of February 6, 2017, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC and SDI Technology Corporation, as Guarantors, Bank of America, N.A., as Administrative Agent, Collateral Agent and New Refinancing Tranche B Term Lender, and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2017 (File No. 001-34972))

10.23
Fifth Amendment to Credit Agreement, dated as of March 7, 2018, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC, SDI Technology Corporation, eGov Holdings, Inc. and Aquilent, Inc., as Guarantors, Bank of America, N.A., as Administrative Agent, Collateral Agent, Exchanging Lender and New Refinancing Tranche B Term Lender, and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 7, 2018 (File No. 001-34972))

10.24
Sixth Amendment to Credit Agreement, dated as of July 23, 2018, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC, SDI Technology Corporation, eGov Holdings, Inc. and Aquilent, Inc. as Guarantors, Bank of America, N.A., as Administrative Agent and Collateral Agent and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 24, 2018 (File No. 001-34972))

10.25
Seventh Amendment to the Credit Agreement, dated as of November 26, 2019, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC, SDI Technology Corporation, eGov Holdings, Inc. and Aquilent, Inc., as Guarantors, Bank of America, N.A., as Administrative Agent, Collateral Agent, Exchanging Lender and New Refinancing Tranche B Term Lender and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 26, 2019 (File No. 001-34972))

10.26
ISDA 2002 Master Agreement, by and between Booz Allen Hamilton Inc. and Bank of America, N.A., dated as of December 17, 2014 (the “Bank of America Master Agreement”), and the Amended and Restated Schedule to the Bank of America Master Agreement, dated as of February 6, 2017 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2017 (File No. 001-34972))

10.27
ISDA 2002 Master Agreement, by and between Booz Allen Hamilton Inc. and JPMorgan Chase Bank, N.A., dated as of December 17, 2014 (the “JPM Master Agreement”), and the Amended and Restated Schedule to the JPM Master Agreement, dated as of February 8, 2017 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 11, 2017 (File No. 001-34972))

10.28
ISDA 2002 Master Agreement, by and between Booz Allen Hamilton Inc. and Fifth Third Bank, dated as of December 16, 2014 (the “Fifth Third Master Agreement”), and the Amended and Restated Schedule to the Fifth Third Master Agreement, dated as of February 7, 2017 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 11, 2017 (File No. 001-34972))

10.29
ISDA Master Agreement, by and between Booz Allen Hamilton Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. dated as of January 13, 2015 (the “Bank of Tokyo-Mitsubishi Master Agreement”), and the Amendment to the Bank of Tokyo-Mitsubishi Master Agreement, dated as of April 18, 2017 (including the Schedule thereto) (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 31, 2017 (File No. 001-34972))

10.30
ISDA Master Agreement, by and between Booz Allen Hamilton Inc. and Barclays Bank Plc, dated as of December 11, 2014 (the “Barclays Master Agreement”), and the Amendment to the Barclays Master Agreement, dated as of May 18, 2017 (including the Amended and Restated Schedule thereto) (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 31, 2017 (File No. 001-34972))

10.31
ISDA Master Agreement, by and between Booz Allen Hamilton Inc. and Wells Fargo Bank, N.A., dated as of February 13, 2017 (the “Wells Fargo Master Agreement”), including the Schedule thereto (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 31, 2017 (File No. 001-34972))

10.32
ISDA Master Agreement, by and between Booz Allen Hamilton Inc. and SMBC Capital Markets, Inc., dated as of December 11, 2014, and the Amended and Restated Schedule thereto, dated as of February 6, 2017 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 1, 2018 (File No. 001-34972))

10.33
ISDA Master Agreement, by and between Booz Allen Hamilton Inc. and SunTrust Bank, dated as of April 10, 2017, including the Schedule thereto (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 1, 2018 (File No. 001-34972))

10.34
ISDA Master Agreement, by and between Booz Allen Hamilton Inc. and U.S. Bank National Association, dated as of September 26, 2018, including the Schedule thereto (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on November 1, 2018 (File No. 001-34972))

10.35
ISDA Master Agreement, by and between Booz Allen Hamilton Inc. and Capital One, National Association, dated as of March 27, 2019, including the Schedule thereto (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 8, 2019 (File No. 001-34972))

10.36
ISDA Master Agreement, by and between Booz Allen Hamilton Inc. and PNC Bank, National Association, dated as of December 11, 2018, including the Schedule thereto (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 8, 2019 (File No. 001-34972))

10.37
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and Bank of America, N.A., dated as of April 6, 2017 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 11, 2017 (File No. 001-34972))

10.38
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and JPMorgan Chase Bank, N.A., dated as of April 6, 2017 (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 11, 2017 (File No. 001-34972))

10.39
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and Fifth Third Bank, dated as of April 6, 2017 (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 11, 2017 (File No. 001-34972))

10.40
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., dated as of May 26, 2017 (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on May 31, 2017 (File No. 001-34972))

10.41
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and Barclays Bank Plc, dated as of May 30, 2017 (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on May 31, 2017 (File No. 001-34972))

10.42
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and Wells Fargo Bank, N.A., dated as of May 25, 2017 (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on May 31, 2017 (File No. 001-34972))

10.43
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and SunTrust Bank, dated as of October 29, 2018 (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on November 1, 2018 (File No. 001-34972))

10.44
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and U.S. Bank National Association, dated as of October 29, 2018 (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on November 1, 2018 (File No. 001-34972))

10.45
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and Capital One, National Association, dated as of April 4, 2019 (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on April 8, 2019 (File No. 001-34972))

10.46
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and Fifth Third Bank, dated as of April 2, 2019 (Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on April 8, 2019 (File No. 001-34972))

10.47
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and Capital One, National Association, dated as of April 4, 2019 (Incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed on April 8, 2019 (File No. 001-34972))

10.48
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and PNC Bank, National Association, dated as of April 2, 2019 (Incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K filed on April 8, 2019 (File No. 001-34972))

10.49
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and SMBC Capital Markets, Inc., dated as of April 2, 2019 (Incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K filed on April 8, 2019 (File No. 001-34972))

10.50
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and Bank of America, N.A., dated as of April 3, 2019 (Incorporated by reference to Exhibit 10.12 to the Company's Current Report on Form 8-K filed on April 8, 2019 (File No. 001-34972))

10.51
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and U.S. Bank National Association, dated as of April 2, 2019 (Incorporated by reference to Exhibit 10.13 to the Company's Current Report on Form 8-K filed on April 8, 2019 (File No. 001-34972))

10.52
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and Fifth Third Bank, dated as of April 2, 2019 (Incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K filed on April 8, 2019 (File No. 001-34972))

10.53
Assumption Agreement, dated as of April 14, 2017, by eGov Holdings, Inc. and Aquilent, Inc. in favor of Bank of America, N.A., as collateral agent for the banks and other financial institutions or entities party to the Credit Agreement, as amended (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report for the period ended June 30, 2017 on Form 10-Q (File No. 001-34972))

10.54†
Booz Allen Hamilton Inc. Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report for the period ended December 31, 2018 on Form 10-Q (File No. 001-34972))

10.55†
First Amendment to the Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended September 30, 2019 on Form 10-Q (File No. 001-34972))

10.56†
Form of Restricted Stock Unit Agreement under the Second Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report for the year ended March 31, 2017 on Form 10-K (File No. 001-34972))

10.57†
Form of Restricted Stock Unit Agreement under the Second Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.58 to the Company’s Annual Report for the year ended March 31, 2019 on Form 10-K (File No. 001-34972))

10.58†
Form of Restricted Stock Unit Agreement under the Third Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.58 to the Company’s Annual Report for the year ended March 31, 2020 on Form 10-K (File No. 001-34972))

10.59†
Form of Stock Option Agreement under the Second Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report for the year ended March 31, 2017 on Form 10-K (File No. 001-34972))

10.60†
Form of Stock Option Agreement under the Second Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.59 to the Company’s Annual Report for the year ended March 31, 2019 on Form 10-K (File No. 001-34972))

10.61†
Form of Stock Option Agreement under the Third Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.61 to the Company's Annual Report for the year ended March 31, 2020 on Form 10-K (file No. 001-34972)

10.62†
Form of Performance Restricted Stock Unit Agreement under the Second Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report for the year ended March 31, 2017 on Form 10-K (File No. 001-34972))

10.63†
Form of Performance Restricted Stock Unit Agreement under the Second Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.60 to the Company’s Annual Report for the year ended March 31, 2019 on Form 10-K (File No. 001-34972))

10.64†
Form of Restricted Stock Agreement for Directors under the Second Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.44 to the Company’s Annual Report for the year ended March 31, 2018 on Form 10-K (File No. 001-34972))

10.65†	Officer Perquisites Policy (Incorporated by reference to Exhibit 10.45 to the Company’s Annual Report for the year ended March 31, 2018 on Form 10-K (File No. 001-34972))

10.66†
Form of Performance Restricted Stock Unit Agreement under the Third Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report for the period ended September 30, 2020 on Form 10-Q (File No. 001-34972))

10.67†
Form of Restricted Stock Unit Agreement for Directors under the Third Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report for the period ended September 30, 2020 on Form 10-Q (File No. 001-34972))

21	Subsidiaries of the registrant*

23	Consent of Independent Registered Public Accounting Firm*

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)*

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)*

101	The following materials from Booz Allen Hamilton Holding Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2021 and 2020; (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2021, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2021, 2020 and 2019; (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2021, 2020 and 2019; (v) Consolidated Statements of Stockholders' Equity for the fiscal years ended March 31, 2021, 2020 and 2019; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________________________
*    Filed electronically herewith.
†    Management contract or compensatory arrangement.

Item 16.    Form 10-K Summary.
    None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of May, 2021.

BOOZ ALLEN HAMILTON HOLDING CORPORATION (Registrant)

By:	/s/ Horacio D. Rozanski
Name: Horacio D. Rozanski
Title: President and Chief Executive Officer
SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Horacio D. Rozanski	President, Chief Executive Officer and Director (Principal Executive Officer)	May 21, 2021
Horacio D. Rozanski

/s/ Lloyd W. Howell, Jr.	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	May 21, 2021
Lloyd W. Howell, Jr.

/s/ Laura S. Adams	Vice President and Chief Accounting Officer (Principal Accounting Officer)	May 21, 2021
Laura S. Adams

/s/ Ralph W. Shrader	Chairman of the Board	May 21, 2021
Ralph W. Shrader

/s/ Joan Lordi C. Amble	Director	May 21, 2021
Joan Lordi C. Amble

/s/ Melody C. Barnes	Director	May 21, 2021
Melody C. Barnes

/s/ Michèle A. Flournoy	Director	May 21, 2021
Michèle A. Flournoy

/s/ Ian Fujiyama	Director	May 21, 2021
Ian Fujiyama

/s/ Mark E. Gaumond	Director	May 21, 2021
Mark E. Gaumond

/s/ Ellen Jewett	Director	May 21, 2021
Ellen Jewett

/s/ Arthur E. Johnson	Director	May 21, 2021
Arthur E. Johnson

/s/ Gretchen W. McClain	Director	May 21, 2021
Gretchen W. McClain

/s/ Charles O. Rossotti	Director	May 21, 2021
Charles O. Rossotti