Form 10-Q
period 2021-06-30
Booz Allen Hamilton Holding Corp
filed 2021-07-30
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
 ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of July 27, 2021
Class A Common Stock	135,185,617

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	June 30, 2021	March 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$621,862	$990,955
Accounts receivable, net	1,672,772	1,411,894
Prepaid expenses and other current assets	182,181	233,323
Total current assets	2,476,815	2,636,172
Property and equipment, net of accumulated depreciation	195,930	204,642
Operating lease right-of-use assets	237,923	239,374
Intangible assets, net of accumulated amortization	609,762	307,128
Goodwill	1,925,151	1,581,160
Other long-term assets	539,361	531,125
Total assets	$5,984,942	$5,499,601
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$77,865	$77,865
Accounts payable and other accrued expenses	823,178	666,971
Accrued compensation and benefits	337,379	425,615
Operating lease liabilities	55,767	54,956
Other current liabilities	76,724	65,698
Total current liabilities	1,370,913	1,291,105
Long-term debt, net of current portion	2,770,791	2,278,731
Operating lease liabilities, net of current portion	259,707	263,144
Deferred tax liabilities	321,631	364,461
Other long-term liabilities	238,367	230,984
Total liabilities	4,961,409	4,428,425
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock, Class A — $0.01 par value — authorized, 600,000,000 shares; issued, 163,464,754 shares at June 30, 2021 and 162,950,606 shares at March 31, 2021; outstanding, 135,429,357 shares at June 30, 2021 and 136,246,029 shares at March 31, 2021	1,635	1,629
Treasury stock, at cost — 28,035,397 shares at June 30, 2021 and 26,704,577 shares at March 31, 2021	(1,327,601)	(1,216,163)
Additional paid-in capital	577,228	557,957
Retained earnings	1,799,029	1,757,524
Accumulated other comprehensive loss	(26,758)	(29,771)
Total stockholders’ equity	1,023,533	1,071,176
Total liabilities and stockholders’ equity	$5,984,942	$5,499,601
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended June 30,
	2021	2020
Revenue	$1,989,066	$1,956,453
Operating costs and expenses:
Cost of revenue	962,719	948,902
Billable expenses	555,545	549,077
General and administrative expenses	301,800	245,855
Depreciation and amortization	27,745	20,732
Total operating costs and expenses	1,847,809	1,764,566
Operating income	141,257	191,887
Interest expense	(21,270)	(20,235)
Other (expense) income, net	(533)	(836)
Income before income taxes	119,454	170,816
Income tax expense	27,352	41,487
Net income	$92,102	$129,329
Earnings per common share (Note 4):
Basic	$0.68	$0.93
Diluted	$0.67	$0.92
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Amounts in thousands)

	Three Months Ended June 30,
	2021	2020
Net income	$92,102	$129,329
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on derivatives designated as cash flow hedges	2,994	(1,439)
Change in postretirement plan costs	19	22
Total other comprehensive income (loss), net of tax	3,013	(1,417)
Comprehensive income	$95,115	$127,912

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Three Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income	$92,102	$129,329
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	27,745	20,732
Noncash lease expense	13,581	13,242
Stock-based compensation expense	12,444	10,833
Amortization of debt issuance costs	1,129	1,070
Loss on debt extinguishment	2,515	—
(Gains) losses on dispositions, and other	(27)	3
Changes in assets and liabilities:
Accounts receivable, net	(220,112)	(62,570)
Deferred income taxes and income taxes receivable / payable	22,323	35,027
Prepaid expenses and other current and long-term assets	(8,874)	(10,381)
Accrued compensation and benefits	(75,509)	(36,294)
Accounts payable and other accrued expenses	121,862	50,864
Other current and long-term liabilities	159	(11,437)
Net cash (used in) provided by operating activities	(10,662)	140,418
Cash flows from investing activities
Purchases of property, equipment, and software	(9,008)	(20,058)
Cash paid for acquisition, net of cash acquired	(665,583)	—
Cash paid for cost method investment	(2,000)	—
Net cash used in investing activities	(676,591)	(20,058)
Cash flows from financing activities
Proceeds from issuance of common stock	5,758	4,423
Stock option exercises	1,794	3,125
Repurchases of common stock	(123,805)	(85,899)
Cash dividends paid	(51,641)	(43,832)
Repayments on revolving credit facility and term loan	(60,973)	(119,466)
Net proceeds from debt issuance	487,027	—
Proceeds from revolving credit facility	60,000	—
Net cash provided by (used in) financing activities	318,160	(241,649)
Net decrease in cash and cash equivalents	(369,093)	(121,289)
Cash and cash equivalents––beginning of period	990,955	741,901
Cash and cash equivalents––end of period	$621,862	$620,612
Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$6,713	$19,032
Income taxes	$1,673	$3,123
Supplemental disclosures of non-cash investing and financing activities
Share repurchases transacted but not settled and paid	$3,041	$344
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands, except share data)	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2021	162,950,606	$1,629	(26,704,577)	$(1,216,163)	$557,957	$1,757,524	$(29,771)	$1,071,176
Issuance of common stock	458,943	5	—	—	4,674	—	—	4,679
Stock options exercised	55,205	1	—	—	1,793	—	—	1,794
Repurchase of common stock (1)	—	—	(1,330,820)	(111,438)	–	—	—	(111,438)
Recognition of liability related to future restricted stock units vesting	—	—	—	—	360	—	—	360
Net income	—	—	—	—	—	92,102	—	92,102
Other comprehensive income (loss), net of tax	—	—	—	—	–	—	3,013	3,013
Dividends declared of $0.37 per share of common stock	—	—	—	—	–	(50,597)	—	(50,597)
Stock-based compensation expense	—	—	—	—	12,444	—	—	12,444
Balance at June 30, 2021	163,464,754	$1,635	(28,035,397)	$(1,327,601)	$577,228	$1,799,029	$(26,758)	$1,023,533

Balance at March 31, 2020	161,333,973	$1,613	(22,614,052)	$(898,095)	$468,027	$1,330,812	$(46,001)	$856,356
Topic 326 adoption impact	—	—	—	—	—	(1,180)	—	(1,180)
Issuance of common stock	361,856	3	—	—	4,420	—	—	4,423
Stock options exercised	160,898	2	—	—	3,123	—	—	3,125
Repurchase of common stock (2)	—	—	(1,045,939)	(75,506)	—	—	—	(75,506)
Recognition of liability related to future restricted stock units vesting	—	—	—	—	339	—	—	339
Net income	—	—	—	—	—	129,329	—	129,329
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(1,417)	(1,417)
Dividends declared of $0.31 per share of common stock	—	—	—	—	—	(43,832)	—	(43,832)
Stock-based compensation expense	—	—	—	—	10,830	—	—	10,830
Balance at June 30, 2020	161,856,727	$1,618	(23,659,991)	$(973,601)	$486,739	$1,415,129	$(47,418)	$882,467

(1) During the three months ended June 30, 2021, the Company purchased 1.2 million shares of the Company’s Class A Common Stock in a series of open market transactions for $98.2 million. Additionally, the Company repurchased shares for $13.3 million during the three months ended June 30, 2021 to cover the minimum statutory withholding taxes on restricted stock units that vested on various dates during the period.

(2) During the three months ended June 30, 2020, the Company purchased 0.9 million shares of the Company’s Class A Common Stock in a series of open market transactions for $66.4 million. Additionally, the Company repurchased shares for $9.1 million during the three months ended June 30, 2020 to cover the minimum statutory withholding taxes on restricted stock units that vested on various dates during the period.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
1. BUSINESS OVERVIEW
Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or the Company, we, us, and our, was incorporated in Delaware in May 2008. The Company provides management and technology consulting, analytics, engineering, digital solutions, mission operations, and cyber services to U.S. and international governments, major corporations, and not-for-profit organizations. The Company reports operating results and financial data in one reportable segment. The Company is headquartered in McLean, Virginia, with approximately 28,600 employees as of June 30, 2021.
2. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, or SEC, and should be read in conjunction with the information contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2021. The interim period unaudited condensed consolidated financial statements are presented as described below. Certain information and disclosures normally required for annual financial statements have been condensed or omitted pursuant to GAAP and SEC rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation of the results of the interim period presented have been included. The Company’s fiscal year ends on March 31 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31. The results of operations for the three months ended June 30, 2021 are not necessarily indicative of results to be expected for the full fiscal year.
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
Recent Accounting Pronouncements Not Yet Adopted
In November 2020, the SEC issued Release No. 33-10890, Amendments to Management's Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information, to simplify, modernize and enhance certain financial disclosure requirements in Regulation S-K. This amendment became effective on February 10, 2021. The Company’s adoption is expected to impact fiscal 2022 Form 10-K disclosures.
Other accounting and reporting pronouncements effective after June 30, 2021 and issued through the filing date are not expected to have a material impact on the Company's condensed consolidated financial statements.
3. REVENUE
The Company's revenues from contracts with customers (clients) are derived from offerings that include consulting, analytics, digital solutions, engineering, mission, and cyber services, substantially with the U.S. government and its agencies and, to a lesser extent, subcontractors. The Company also serves foreign governments, as well as domestic and international commercial clients. The Company performs under various types of contracts, which include cost-reimbursable contracts, time-and-materials contracts, and fixed-price contracts.

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

Contract Estimates
Many of our contracts recognize revenue under a contract cost-based input method and require an Estimate-at-Completion ("EAC") process, which management uses to review and monitor the progress towards the completion of our performance obligations. Under this process, management considers various inputs and assumptions related to the EAC, including, but not limited to, progress towards completion, labor costs and productivity, material and subcontractor costs, and identified risks. Estimating the total cost at the completion of our performance obligations is subjective and requires management to make assumptions about future activity and cost drivers under the contract. Changes in these estimates can occur for a variety of reasons and, if significant, may impact the revenue and profitability of the Company’s contracts. Changes in estimates related to contracts accounted for under the EAC process are recognized on a cumulative catch-up basis in the period when such changes are determinable and reasonably estimable. If the estimate of contract profitability indicates an anticipated loss on a contract, the Company recognizes the total loss at the time it is identified. For each of the three months ended June 30, 2021 and 2020, the aggregate impact of adjustments in contract estimates was not material.
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
The table below presents the total revenue for each type of contract:

	Three Months Ended June 30,
	2021		2020
Cost-reimbursable	$1,115,426	56%	$1,092,048	56%
Time-and-materials	497,449	25%	502,546	26%
Fixed-price	376,191	19%	361,859	18%
Total Revenue	$1,989,066	100%	$1,956,453	100%

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

Revenue by Customer Type:

	Three Months Ended June 30,
	2021		2020
U.S. government(1):
Defense Clients	$975,926	49%	$934,699	48%
Intelligence Clients	376,756	19%	402,669	20%
Civil Clients	592,896	30%	559,201	29%
Total U.S. government	1,945,578	98%	1,896,569	97%
Global Commercial Clients	43,488	2%	59,884	3%
Total Revenue	$1,989,066	100%	$1,956,453	100%
(1) We periodically reassess the composition of our U.S. government business and our internal resources who provide service delivery to our U.S. government customers. On occasion, this reassessment will result in certain contracts being reclassified between the various verticals of our U.S. government business shown in the table above. To the extent this occurs, we reclassify revenue in the comparable prior year period to conform to our current period presentation.

Revenue by Whether the Company Acts as a Prime Contractor or a Sub-Contractor:

	Three Months Ended June 30,
	2021		2020
Prime Contractor	$1,861,722	94%	$1,803,604	92%
Sub-contractor	127,344	6%	152,849	8%
Total Revenue	$1,989,066	100%	$1,956,453	100%

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
As of June 30, 2021 and March 31, 2021, the Company had $7.0 billion and $6.7 billion of remaining performance obligations, respectively. We expect to recognize approximately 70% of the remaining performance obligations at June 30, 2021 as revenue over the next 12 months, and approximately 85% over the next 24 months. The remainder is expected to be recognized thereafter.
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

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Contract assets primarily consist of unbilled receivables typically resulting from revenue recognized exceeding the amount billed to the customer and right to payment is not just subject to the passage of time. Unbilled amounts represent revenues for which billings have not been presented to customers at quarter-end or year-end. These amounts are generally billed and collected within one year subject to various conditions including, without limitation, appropriated and available funding. Long-term unbilled receivables not anticipated to be billed and collected within one year, which are primarily related to retainage, holdbacks, and long-term rate settlements to be billed at contract closeout, are included in other long-term assets in the accompanying condensed consolidated balance sheets. Contract liabilities primarily consist of advance payments, billings in excess of costs incurred and deferred revenue. Contract assets and liabilities are reported on a net contract basis at the end of each reporting period. The Company maintains an allowance for credit losses to provide for an estimate of uncollectible receivables.
The following table summarizes the contract assets and liabilities recognized on the Company’s condensed consolidated balance sheets:

	Contract Balances	June 30, 2021	March 31, 2021
Current assets
Accounts receivable–billed		$571,326	$375,383
Accounts receivable–unbilled	Contract assets	1,101,446	1,037,968
Allowance for credit losses		—	(1,457)
Accounts receivable, net		1,672,772	1,411,894
Other long-term assets
Accounts receivable–unbilled	Contract assets	64,054	63,869
Total accounts receivable, net		$1,736,826	$1,475,763
Other current liabilities
Advance payments, billings in excess of costs incurred and deferred revenue	Contract liabilities	$20,340	$15,906

Changes in contract assets and contract liabilities are primarily due to the timing difference between the Company’s performance of services and payments from customers. For the three months ended June 30, 2021 and 2020, we recognized revenue of $11.9 million and $19.5 million, respectively, related to our contract liabilities on April 1, 2021 and 2020, respectively. To determine revenue recognized from contract liabilities during the reporting periods, the Company allocates revenue to individual contract liability balances and applies revenue recognized during the reporting periods first to the beginning balances of contract liabilities until the revenue exceeds the balances.

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
The Company currently has outstanding shares of Class A Common Stock. Unvested Class A Restricted Common Stock holders are entitled to participate in non-forfeitable dividends or other distributions. These unvested restricted shares participated in the Company's dividends declared and were paid in the first quarter of fiscal 2022 and 2021. As such, EPS is calculated using the two-class method whereby earnings are reduced by distributed earnings as well as any available undistributed earnings allocable to holders of unvested restricted shares. A reconciliation of the income used to compute basic and diluted EPS for the periods presented are as follows:

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

	Three Months Ended June 30,
	2021	2020
Earnings for basic computations (1)	$91,621	$128,686
Weighted-average common shares outstanding for basic computations	135,569,968	138,153,464
Earnings for diluted computations (1)	$91,622	$128,689
Dilutive stock options and restricted stock	822,375	1,018,990
Weighted-average common shares outstanding for diluted computations	136,392,343	139,172,454
Earnings per common share
Basic	$0.68	$0.93
Diluted	$0.67	$0.92

(1) During both the three months ended June 30, 2021 and 2020,  0.7 million participating securities were paid dividends totaling $0.3 million and $0.2 million, respectively. For the three months ended June 30, 2021 and 2020, there were undistributed earnings of $0.2 million and $0.4 million, respectively, allocated to the participating class of securities in both basic and diluted EPS. The allocated undistributed earnings and the dividends paid comprise the difference between net income presented on the condensed consolidated statements of operations and earnings for basic and diluted computations for the three months ended June 30, 2021 and 2020.
The EPS calculation for the three months ended June 30, 2021 and 2020 excludes 0.1 million and 0.2 million options, respectively, as their impact was anti-dilutive.

5. ACQUISITION, GOODWILL AND INTANGIBLE ASSETS
Acquisition

On June 11, 2021, the Company acquired Liberty IT Solutions, LLC ("Liberty") for purchase consideration of approximately $668.7 million, net of adjustments related to working capital, and transaction costs incurred as part of the acquisition, including compensation expenses paid by the Company that were associated with employee retention. As a result of the transaction, Liberty became a wholly owned subsidiary of Booz Allen Hamilton, Inc. Liberty is a leading digital partner driving transformation across the federal IT ecosystem. The acquisition complements the Company’s digital transformation portfolio resulting in a deeper range of advanced technology solutions.
The acquisition of Liberty was accounted for under the acquisition method of accounting, which requires the total acquisition consideration to be allocated to the assets acquired and liabilities assumed based on an estimate of the acquisition date fair value, with the difference reflected in goodwill.
Under the terms of the purchase agreement, the Company has 120 days after closing to provide proposed post-closing working capital adjustments to the sellers which are subject to dispute. The final purchase price allocations will be completed after the underlying information has been finalized and agreed upon by the sellers and the Company.
The following table summarizes the consideration paid and the preliminary fair value of assets acquired and liabilities assumed at the acquisition date:

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

Cash paid (gross of cash acquired and including net adjustments)	$668,682

Purchase price allocation:
Cash	3,099
Current assets	42,213
Operating lease right-of-use asset	2,327
Other long-term assets	2,124
Intangible assets	311,000
Current liabilities	(33,745)
Operating lease liabilities-current	(939)
Operating lease liabilities-long term	(1,388)
Total fair value of identifiable net assets acquired	$324,691

Preliminary goodwill	$343,991
The intangible assets of $311.0 million consist of programs and contracts assets, and were valued using the excess earnings method discounted cash flow approach, incorporating Level 3 inputs as described under the fair value hierarchy of Accounting Standards Codification (ASC) No. 820, Fair Value Measurement (Topic 820). These unobservable inputs reflect the Company's own judgement about which assumptions market participants would use in pricing an asset on a non-recurring basis. The intangible assets are expected to be amortized over the estimated useful life of 12 years. The goodwill of $344.0 million is primarily attributable to the specialized workforce and the expected synergies between the Company and Liberty. The majority of the goodwill is expected to be deductible for tax purposes.
The fair values of assets acquired and liabilities assumed are preliminary and based on valuation estimates and assumptions. The accounting for business combination requires estimates and judgements regarding expectations of future cash flows of the acquired business, and the allocations of those cash flows to identifiable tangible and intangible assets. The estimates and assumptions underlying the preliminary valuations are subject to collection of information necessary to complete the valuations (specifically related to projected financial information) within the measurement periods, which are up to one year from the respective acquisition dates. Although the Company does not currently expect material changes to the initial value of net assets acquired, the Company continues to evaluate assumptions related to the valuation of the assets acquired and liabilities assumed. Any adjustments to our estimates of purchase price allocation will be made in the periods in which the adjustments are determined and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition dates. Further, the Company has not finalized the determination of fair values allocated to various assets and liabilities, including, but not limited to, accounts receivable, intangible assets, property, plant, and equipment, other current and long-term assets, accounts payable and accrued liabilities, and goodwill.
Pro forma results of operations for this acquisition are not presented because this acquisition is not material to the Company's condensed consolidated results of operations.
Goodwill
As of June 30, 2021 and March 31, 2021, goodwill was $1,925.2 million and $1,581.2 million, respectively. The increase in the carrying amount of goodwill was attributable to the Company's acquisition of Liberty.
Intangible Assets
Intangible assets consisted of the following:

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

	June 30, 2021			March 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Amortizable intangible assets:
Customer relationships and other amortizable intangible assets(1)	$393,400	$55,073	$338,327	$82,400	$50,503	$31,897
Software	116,948	35,713	81,235	114,972	29,941	85,031
Total amortizable intangible assets	$510,348	$90,786	$419,562	$197,372	$80,444	$116,928
Unamortizable intangible assets:
Trade name	$190,200	$—	$190,200	$190,200	$—	$190,200
Total	$700,548	$90,786	$609,762	$387,572	$80,444	$307,128
(1)The increase in the carrying amount of customer relationships and other amortizable intangible assets was attributable to the Company's acquisition of Liberty.
The following table summarizes the remainder of fiscal 2022 and estimated annual amortization expense for future periods:

Fiscal Year Ending
Remainder of 2022	$42,583
2023	66,069
2024	56,497
2025	47,595
2026	84,109
Thereafter	122,709
$419,562
Amortization expense for the three months ended June 30, 2021 and June 30, 2020 was $10.3 million and $4.8 million, respectively.
6. ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES
Accounts payable and other accrued expenses consisted of the following:

	June 30, 2021	March 31, 2021
Vendor payables	$478,578	$371,744
Accrued expenses	344,600	295,227
Total accounts payable and other accrued expenses	$823,178	$666,971
Accrued expenses consisted primarily of the Company’s provision for claimed indirect costs, which were approximately $272.0 million and $263.2 million as of June 30, 2021 and March 31, 2021, respectively. See Note 17 for further discussion of this provision.

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
7. ACCRUED COMPENSATION AND BENEFITS
Accrued compensation and benefits consisted of the following:

	June 30, 2021	March 31, 2021
Bonus	$28,448	$130,565
Retirement	63,233	44,474
Vacation	211,864	202,100
Other	33,834	48,476
Total accrued compensation and benefits	$337,379	$425,615
8. DEBT
Debt consisted of the following:

	June 30, 2021		March 31, 2021
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Term Loan A	1.59%	$1,289,764	1.61%	$1,289,764
Term Loan B	1.85%	383,239	1.86%	384,212
Senior Notes due 2028	3.88%	700,000	3.88%	700,000
Senior Notes due 2029	4.00%	500,000	—%	—
Less: Unamortized debt issuance costs and discount on debt		(24,347)		(17,380)
Total		2,848,656		2,356,596
Less: Current portion of long-term debt		(77,865)		(77,865)
Long-term debt, net of current portion		$2,770,791		$2,278,731

Credit Agreement
On June 24, 2021 (the "Amendment Effective Date"), Booz Allen Hamilton Inc. ("Booz Allen Hamilton"), Booz Allen Hamilton Investor Corporation ("Investor"), and certain wholly-owned subsidiaries of Booz Allen Hamilton, entered into the eighth amendment (the "Eighth Amendment") to the Credit Agreement dated as of July 31, 2012, as amended (the "Existing Credit Agreement" and, as amended, the "Credit Agreement"), with certain institutional lenders and Bank of America, N.A., as Administrative Agent and Collateral Agent. The Eighth Amendment added an additional tier in the pricing grid and extended the maturity applicable to both the Term Loan A ("Term Loan A") and revolving credit facility (the "Revolving Credit Facility") to June 24, 2026, increased the aggregate principal amount of the Revolving Credit Facility and the letter of credit sublimit thereunder, and made certain other amendments to the financial covenants and other terms under the Existing Credit Agreement. The interest rate and maturity date applicable to Term Loan B ("Term Loan B" and, together with Term Loan A, the "Term Loans") remained unchanged.
Prior to the Eighth Amendment, approximately $1,289.8 million was outstanding under Term Loan A (the "Existing Tranche A Term Loans"). Pursuant to the Eighth Amendment, certain lenders under the Existing Credit Agreement converted their Existing Tranche A Term Loans into a new tranche of tranche A term loans (the “New Refinancing Tranche A Term Loans”) in an aggregate amount, along with the New Refinancing Tranche A Term Loans advanced by certain new lenders, of approximately $1,289.8 million. The proceeds from the new lenders were used to prepay in full all of the Existing Tranche A Term Loans that were not converted into the New Refinancing Tranche A Term Loans. Voluntary prepayments of the New Refinancing Tranche A Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty. The other terms of the New Refinancing Tranche A Term Loans are generally the same as the Existing Tranche A Term Loans prior to the Eighth Amendment.
Prior to the Eighth Amendment, approximately $500.0 million of revolving commitments (the “Existing Revolving Commitments”) were available under the Existing Credit Agreement, with a sublimit for letters of credit of $100.0 million. Pursuant to the Eighth Amendment, certain lenders under the Existing Credit Agreement converted their Existing Revolving Commitments into a new tranche of revolving commitments (the “New Revolving Commitments” and the revolving credit loans made thereunder, the “New Revolving Loans”) in an aggregate amount, along with the New Revolving Commitments of certain new lenders, of $1,000 million, with a sublimit for letters of credit of $200.0 million.

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
As of June 30, 2021, the Credit Agreement provided Booz Allen Hamilton with a $1,289.8 million Term Loan A, a $383.2 million Term Loan B, and a $1,000.0 million Revolving Credit Facility, with a sub-limit for letters of credit of $200.0 million (collectively, the "Secured Credit Facility"). As of June 30, 2021, the maturity date of Term Loan B was November 26, 2026. Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement (the "Guarantee") are secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor, and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement and related documentation. Subject to specified conditions, without the consent of the then-existing lenders (but subject to the receipt of commitments), the Term Loans or the Revolving Credit Facility may be expanded (or a new term loan facility or revolving credit facility added to the existing facilities) by up to (i) the greater of (x) $909 million and (y) 100% of consolidated EBITDA of Booz Allen Hamilton, as of the end of the most recently ended four quarter period for which financial statements have been delivered pursuant to the Credit Agreement plus (ii) the aggregate principal amount under which pro forma consolidated net senior secured leverage remains less than or equal to 3.50:1.00.
At Booz Allen Hamilton’s option, borrowings under the Term Loan A and the Revolving Credit Facility bear interest based either at LIBOR (adjusted for maximum reserves, and subject to a floor of zero) for the applicable interest period or a base rate (equal to the highest of (i) the administrative agent’s prime corporate rate, (ii) the overnight federal funds rate plus 0.50%, and (iii) three-month LIBOR (adjusted for maximum reserves, and subject to a floor of zero) plus 1.00%), in each case plus an applicable margin as determined by the pricing grid, payable at the end of the applicable interest period and in any event at least quarterly. The applicable margin for Term Loan A and borrowings under the Revolving Credit Facility ranges from 1.125% to 2.00% for LIBOR loans and 0.125% to 1.00% for base rate loans, in each case based on Booz Allen Hamilton’s consolidated total net leverage ratio. Unused commitments under the Revolving Credit Facility are subject to a quarterly fee ranging from 0.175% to 0.35% based on Booz Allen Hamilton’s consolidated total net leverage ratio. Booz Allen Hamilton also agreed to pay customary letter of credit and agency fees. The applicable margin for Term Loan B is 1.75% for LIBOR loans and 0.75% for base rate loans.
Booz Allen Hamilton occasionally borrows under the Revolving Credit Facility in anticipation of cash demands. For the three months ended June 30, 2021, Booz Allen Hamilton accessed $60.0 million of its Revolving Credit Facility, which was repaid in full during the period. For the three months ended June 30, 2020, Booz Allen Hamilton did not access its Revolving Credit Facility. As of June 30, 2021 and March 31, 2021, there was no outstanding balance on the Revolving Credit Facility.
The Credit Agreement requires quarterly principal payments of 1.25% of the stated principal amount of Term Loan A until maturity, and quarterly principal payments of 0.25% of the stated principal amount of Term Loan B until maturity.
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants include limitations on the following, in each case subject to certain exceptions: (i) indebtedness and liens; (ii) mergers, consolidations or amalgamations, liquidations, wind-ups or dissolutions, and disposition of all or substantially all assets; (iii) dispositions of property; (iv) restricted payments; (v) investments; (vi) transactions with affiliates; (vii) change in fiscal periods; (viii) negative pledges; (ix) restrictive agreements; (x) line of business; and (xi) speculative hedging. The events of default include the following, in each case subject to certain exceptions: (a) failure to make required payments under the Secured Credit Facility; (b) material breaches of representations or warranties under the Secured Credit Facility; (c) failure to observe covenants or agreements under the Secured Credit Facility; (d) failure to pay or default under certain other material indebtedness; (e) bankruptcy or insolvency; (f) certain Employee Retirement Income Security Act, or ERISA, events; (g) certain material judgments; (h) actual or asserted invalidity of the Guarantee and collateral agreements or the other security documents or failure of the guarantees or perfected liens thereunder; and (i) a change of control. In addition, Booz Allen Hamilton is required to meet certain financial covenants at each quarter end, namely consolidated net total leverage and consolidated net interest coverage ratios. As of June 30, 2021 and March 31, 2021, Booz Allen Hamilton was in compliance with all financial covenants associated with its debt and debt-like instruments.
For the three months ended June 30, 2021 and 2020, interest payments of $4.9 million and $6.9 million were made for Term Loan A and $1.8 million and $2.2 million were made for Term Loan B, respectively.
Borrowings under the Term Loans, and if used, the Revolving Credit Facility, incur interest at a variable rate. In accordance with Booz Allen Hamilton’s risk management strategy, between April 6, 2017 and April 4, 2019, Booz Allen Hamilton executed a series of interest rate swaps. As of June 30, 2021, Booz Allen Hamilton had interest rate swaps with an aggregate notional amount of $700.0 million. These instruments hedge the variability of cash outflows for interest payments on the Term Loans and Revolving Credit Facility. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense (see Note 9 to our condensed consolidated financial statements).
Senior Notes

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
On June 17, 2021, Booz Allen Hamilton issued $500.0 million aggregate principal amounts of its 4.000% Senior Notes due July 1, 2029 (the “Senior Notes due 2029”) under an Indenture, dated as of June 17, 2021 among Booz Allen Hamilton, certain subsidiaries of Booz Allen Hamilton, as guarantors (the “Subsidiary Guarantors”), and Wilmington Trust, National Association (in such capacity, the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of June 17, 2021, among Booz Allen Hamilton, the Subsidiary Guarantors and the Trustee. The Senior Notes due 2029 and the related guarantees are Booz Allen Hamilton’s and each Subsidiary Guarantors’ senior unsecured obligations and rank equally in right of payment with all of Booz Allen Hamilton’s and the Subsidiary Guarantors’ existing and future senior indebtedness and rank senior in right of payment to any of Booz Allen Hamilton’s and the Subsidiary Guarantors’ future subordinated indebtedness. The net proceeds from the sale of the Senior Notes due 2029 were used to fund the acquisition of Liberty and to pay related fees and expenses.
Booz Allen Hamilton may redeem some or all of the Senior Notes due 2029 at any time prior to July 1, 2024, at a price equal to 100% of the principal amount of the Senior Notes due 2029 redeemed, plus accrued and unpaid interest, if any, to (but not including) the redemption date, plus an applicable “make-whole premium.” Booz Allen Hamilton may redeem the Senior Notes due 2029 at its option, in whole at any time or in part from time to time, upon certain required notice, at any time (i) on and after July 1, 2024, at a price equal to 102.00% of the principal amount of the Senior Notes due 2029 redeemed, (ii) on or after July 1, 2025, at a price equal to 101.00% of the principal amount of the Senior Notes due 2029 redeemed, and (iii) on July 1, 2026 and thereafter, at a price equal to 100.00% of the principal amount of the Senior Notes due 2029 redeemed, in each case, plus accrued and unpaid interest, if any, to (but not including) the applicable redemption date. In addition, at any time on or prior to July 1, 2024, Booz Allen Hamilton may redeem up to 40.00% of the Senior Notes due 2029 with an amount equal to the net cash proceeds of certain equity offerings at a redemption price equal to 104.00%, plus accrued and unpaid interest, if any, to (but not including) the redemption date, provided, however, that at least 50.00% of the original aggregate principal amount of the Senior Notes due 2029 must remain outstanding after each such redemption; and provided, further, that such redemption shall occur within 180 days after the date on which any such equity offering is consummated.
Interest is payable on the Senior Notes due 2029 semi-annually in cash in arrears on July 1 and January 1 of each year, beginning on January 1, 2022. In connection with the issuance of the Senior Notes due 2029, the Company recognized $6.5 million of issuance costs, which were recorded as an offset against the carrying value of debt and will be amortized to interest expense over the term of the Senior Notes due 2029.

Interest on debt and debt-like instruments consisted of the following:

	Three Months Ended June 30,
	2021	2020
	(In thousands)
Term Loan A Interest Expense	$5,229	$6,918
Term Loan B Interest Expense	1,801	2,214
Interest on Revolving Credit Facility	25	799
Senior Notes Interest Expense	7,559	4,484
Amortization of Debt Issuance Cost (DIC) and Original Issue Discount (OID) (1)	1,128	1,070
Interest Swap Expense	5,443	4,441
Other	85	309
Total Interest Expense	$21,270	$20,235
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

9. DERIVATIVES
The Company utilizes derivative financial instruments to manage interest rate risk related to its variable rate debt. The Company’s objectives in using these interest rate derivatives, which were designated as cash flow hedges, are to manage its exposure to interest rate movements and reduce volatility of interest expense. The aggregate notional amount of all interest rate swap agreements was $700.0 million as of June 30, 2021. The swaps have staggered maturities, ranging from June 30, 2022 to June 30, 2025. These swaps mature within the last tranche of the Company's floating rate debt (November 26, 2026).

Table of Content
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
Derivative instruments are recorded in the condensed consolidated balance sheet on a gross basis at estimated fair value. As of June 30, 2021, $15.8 million and $18.3 million were classified as other current liabilities and other long-term liabilities, respectively, on the condensed consolidated balance sheet. As of March 31, 2021, $17.2 million and $21.0 million were classified as other current liabilities, and other long-term liabilities, respectively, on the condensed consolidated balance sheet.
For interest rate swaps designated as cash flow hedges, the changes in the fair value of derivatives is recorded in Accumulated Other Comprehensive Loss, or AOCL, net of taxes, and is subsequently reclassified into interest expense in the period that the hedged forecasted interest payments are made on the Company's variable-rate debt. The effect of derivative instruments on the accompanying condensed consolidated financial statements for the three months ended June 30, 2021 and 2020 is as follows:

		Three Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	Location of Gain or Loss Recognized in Income on Derivatives	Amount of (Loss) or Gain Recognized in AOCL on Derivatives		Amount of (Loss) or Gain Reclassified from AOCL into Income
		2021	2020	2021	2020
Interest rate swaps	Interest expense	$(1,394)	$(6,387)	$(5,443)	$(4,441)

Over the next 12 months, the Company estimates that $15.9 million will be reclassified as an increase to interest expense. Cash flows associated with periodic settlements of interest rate swaps will be classified as operating activities in the condensed consolidated statement of cash flows.
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

10. INCOME TAXES
The Company’s effective income tax rates were 22.9% and 24.3% for the three months ended June 30, 2021 and 2020. Our effective tax rates for these periods differ from the federal statutory rate of 21.0% primarily due to the inclusion of state and foreign income taxes and permanent rate differences, which are predominantly related to certain executive compensation and the accrual of reserves for uncertain tax positions, offset by research and development tax credits, excess tax benefits for employee share-based compensation, and the Foreign Derived Intangible Income deduction.
The Company is currently contesting tax assessments from the District of Columbia Office of Tax and Revenue for fiscal years 2013 through 2015 at various stages of applicable administrative and judicial processes, with a combined amount at issue of approximately $11.7 million, net of associated federal tax benefits as of June 30, 2021. The Company has taken similar tax positions with respect to subsequent fiscal years, with approximately $38.6 million, net of federal tax benefits, of total potential future tax expense that would arise from an adverse final resolution. As of June 30, 2021, the Company does not maintain reserves for any uncertain tax positions related to the contested tax benefits or the similar tax positions taken in the subsequent fiscal years. Given the recoverable nature of the state tax expense, the Company does not believe that the resolution of these matters will have a material adverse effect on its results of operations, cash flows or financial condition.
The Company maintained reserves for uncertain tax positions of $66.3 million and $62.9 million as of June 30, 2021 and March 31, 2021, respectively, $11.1 million of which is reflected as a reduction to deferred taxes with the remaining balance included in other long-term liabilities in the accompanying condensed consolidated balance sheets. As of June 30, 2021, the Company's reserves for uncertain tax positions are related entirely to research and development tax credits.

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
11. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	June 30, 2021	March 31, 2021
Postretirement benefit obligations	127,154	126,054
Reserves for uncertain tax positions	56,576	53,203
Other(1)	54,637	51,727
Total other long-term liabilities	$238,367	$230,984

(1)Because of the condensed financial statement presentation, components of other long-term liabilities at June 30, 2021 and March 31, 2021 primarily include the Company's long-term liability portion of the Company's derivative instruments, and the long-term disability obligation.

12. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company sponsors the Employees’ Capital Accumulation Plan, or ECAP, which is a qualified defined contribution plan that covers eligible U.S. and certain international employees. ECAP provides for distributions to participants by reason of retirement, death, disability, or termination of employment. The Company provides an annual matching contribution of up to 6% of eligible annual compensation. Total expenses recognized under ECAP were $43.2 million and $41.1 million for the three months ended June 30, 2021 and 2020, respectively.
Defined Benefit Plan
The Company provides postretirement healthcare benefits to former officers under a medical indemnity insurance plan, with premiums paid by the Company. This plan is referred to as the Officer Medical Plan.
The components of net postretirement medical expense for the Officer Medical Plan were as follows:

	Three Months Ended June 30,
	2021	2020
Service cost	$1,626	$1,414
Interest cost	1,016	1,059
Total postretirement medical expense	$2,642	$2,473
The service cost component of net periodic benefit cost is included in cost of revenue and general and administrative expenses, and the non-service cost components of net periodic benefit cost (interest cost and net actuarial loss) is included as part of Other (expense) income, net in the accompanying condensed consolidated statements of operations.
As of June 30, 2021 and March 31, 2021, the unfunded status of the post-retirement medical plan was $122.7 million and $121.5 million, respectively, which is included in other long-term liabilities in the accompanying condensed consolidated balance sheets.
Long-term Disability Benefits
The Company offers medical and dental benefits to inactive employees (and their eligible dependents) on long-term disability. These benefits do not vary with an employee's years of service; therefore, the Company is required to accrue the costs of the benefits at the date the inactive employee becomes disability eligible and elects to participate in the benefit. The accrued cost for such benefits is calculated using an actuarial estimate. The accrued cost for these benefits was $10.9 million at both June 30, 2021 and March 31, 2021, and is presented in other long-term liabilities in the accompanying condensed consolidated balance sheets.

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Deferred Compensation Plan
The Company established a non-qualified deferred compensation plan (the "Plan") for certain executives and other highly compensated employees that was effective in fiscal 2018. The fair values of plan investments and obligations as of June 30, 2021 and March 31, 2021 were $19.7 million and $14.1 million, respectively, and were recorded in other long-term assets and in other long-term liabilities, respectively, in the condensed consolidated balance sheets. Adjustments to the fair value of the plan investments and obligations are recorded in operating expenses.
13. ACCUMULATED OTHER COMPREHENSIVE LOSS
All amounts recorded in other comprehensive loss are related to the Company's post-retirement plans and interest rate swaps designated as cash flow hedges. The following table shows the changes in accumulated other comprehensive loss, net of tax:

	Three Months Ended June 30, 2021
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of period	$(1,562)	$(28,209)	$(29,771)
Other comprehensive loss before reclassifications(1)	—	(1,031)	(1,031)
Amounts reclassified from accumulated other comprehensive loss	19	4,025	4,044
Net current-period other comprehensive income (loss)	19	2,994	3,013
End of period	$(1,543)	$(25,215)	$(26,758)
(1) Changes in other comprehensive income (loss) before reclassification for derivatives designated as cash flow hedges are recorded net of tax benefits of $0.4 million for the three months ended June 30, 2021.

	Three Months Ended June 30, 2020
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of period	$(4,127)	$(41,874)	$(46,001)
Other comprehensive loss before reclassifications(2)	—	(4,722)	(4,722)
Amounts reclassified from accumulated other comprehensive loss	22	3,283	3,305
Net current-period other comprehensive income (loss)	22	(1,439)	(1,417)
End of period	$(4,105)	$(43,313)	$(47,418)
(2)Changes in other comprehensive income (loss) before reclassification for derivatives designated as cash flow hedges are recorded net of tax benefits of $1.7 million for the three months ended June 30, 2020.

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
The following table presents the reclassifications out of accumulated other comprehensive loss to net income:

	Three Months Ended June 30,
	2021	2020
Amounts reclassified from accumulated other comprehensive loss:
Post-retirement plans (Note 12):
Amortization of net actuarial loss included in net periodic benefit cost	$27	$29
Tax (benefit) expense	(8)	(7)
Net of tax	$19	$22
Derivatives designated as cash flow hedges (Note 9):
Reclassification of hedge loss (gain)	$5,443	$4,441
Tax (benefit) expense	(1,418)	(1,158)
Net of tax	$4,025	$3,283

14. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense recognized in the condensed consolidated statements of operations:

	Three Months Ended June 30,
	2021	2020
Cost of revenue	$5,885	$4,498
General and administrative expenses	6,559	6,335
Total	$12,444	$10,833

The following table summarizes the total stock-based compensation expense recognized in the condensed consolidated statements of operations by the following types of equity awards:

	Three Months Ended June 30,
	2021	2020
Equity Incentive Plan Options	$573	$446
Restricted Stock Awards	11,871	10,387
Total	$12,444	$10,833

As of June 30, 2021, there was $75.5 million of total unrecognized compensation cost related to unvested stock-based compensation agreements. The unrecognized compensation cost as of June 30, 2021 is expected to be fully amortized over the next 4.75 years. Absent the effect of accelerating stock compensation cost for any departures of employees who may continue to vest in their equity awards, the following table summarizes the unrecognized compensation cost and the weighted-average period the cost is expected to be amortized.

	June 30, 2021
	Unrecognized Compensation Cost	Weighted Average Remaining Period to be Recognized (in years)
Equity Incentive Plan Options	$4,263	3.68
Restricted Stock Awards	71,218	1.86
Total	$75,481

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Equity Incentive Plan
During the three months ended June 30, 2021, 93,150 options were granted under the Amended and Restated Equity Incentive Plan, or EIP. The aggregate fair value of options granted was $1.4 million based on the estimated fair value per-option granted of $14.49.
As of June 30, 2021, there were 1,450,852 EIP options outstanding, of which 607,862 were unvested.
During the three months ended June 30, 2021, the Board of Directors granted 721,969 restricted stock units to certain employees of the Company. The aggregate value of these awards was $52.0 million based on the grant date stock price, which ranged from $41.65 to $88.13.
As permitted under the terms of the EIP, the Compensation Committee, as Administrator of the EIP, authorized the withholding of taxes not to exceed the minimum statutory withholding amount, through the surrender of restricted stock units upon the vesting of restricted stock units and the surrender of shares of Class A Common Stock issuable upon the vesting of restricted stock. The participants surrendered 161,013 shares of Class A Common Stock issuable upon the vesting of restricted stock and recorded them as treasury shares at a cost of $13.3 million during the three months ended June 30, 2021.
Employee Stock Purchase Plan
For the quarterly offering period that closed on June 30, 2021, 71,161 Class A Common Stock shares were purchased by employees under the Company's Employee Stock Purchase Plan, or ESPP. Since the program's inception, 2,980,059 shares have been purchased by employees.

15. FAIR VALUE MEASUREMENTS
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
A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The financial instruments measured at fair value in the accompanying condensed consolidated balance sheets consist of the following:

	Recurring Fair Value Measurements as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Long-term deferred compensation plan asset (1)	19,670	—	—	19,670
Total Assets	$19,670	$—	$—	$19,670
Liabilities:
Contingent consideration liability (2)	$—	$—	$1,223	1,223
Current derivative instruments (3)	—	15,809	—	15,809
Long-term derivative instruments (3)	—	18,304	—	18,304
Long-term deferred compensation plan liability (1)	19,670	—	—	19,670
Total Liabilities	$19,670	$34,113	$1,223	$55,006

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

	Recurring Fair Value Measurements as of March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Long-term deferred compensation plan asset (1)	14,142	—	—	14,142
Total Assets	$14,142	$—	$—	$14,142
Liabilities:
Contingent consideration liability (2)	$—	$—	$1,223	$1,223
Current derivative instruments (3)	—	17,163	—	17,163
Long-term derivative instruments (3)	—	20,999	—	20,999
Long-term deferred compensation plan liability (1)	14,142	—	—	14,142
Total Liabilities	$14,142	$38,162	$1,223	$53,527
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
(2) The Company recognized a contingent consideration liability of $3.6 million in connection with its acquisition of Aquilent in fiscal 2017. As of both June 30, 2021 and March 31, 2021, the estimated fair value of the contingent consideration liability was $1.2 million, and was valued using probability-weighted cash flows, which is based on the use of Level 3 fair value measurement inputs.
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
We did not have any material items that were measured at fair value on a non-recurring basis as of June 30, 2021, with the exception of the assets and liabilities acquired through the acquisition of Liberty (see Note 5).
The fair value of the Company's cash and cash equivalents, which are Level 1 inputs, approximated its carrying values at June 30, 2021 and March 31, 2021. The fair value of the Company's debt instruments approximated its carrying value at June 30, 2021 and March 31, 2021. The fair value of debt is determined using quoted prices or other market information obtained from recent trading activity of each debt tranche in markets that are not active (Level 2 inputs). The fair value is corroborated by prices derived from the interest rate spreads of recently completed leveraged loan transactions of a similar credit profile, industry, and terms to that of the Company. The fair value of the Senior Notes due 2029 and 3.875% Senior Notes due 2028 (the "Senior Notes due 2028") is determined using quoted prices or other market information obtained from recent trading activity in the high-yield bond market (Level 2 inputs).
16. RELATED-PARTY TRANSACTIONS
Two of our directors currently serve on the board of directors of a subcontractor to which the Company subcontracted $17.8 million and $23.3 million of services for the three months ended June 30, 2021 and 2020, respectively.

17. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Third-Party Guarantees
As of June 30, 2021 and March 31, 2021, the Company was contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that totaled $8.8 million and $9.8 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At both June 30, 2021 and March 31, 2021, approximately $0.9 million of these instruments reduced the available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $20.0 million facility, originally established in fiscal 2015 and most recently increased to $20.0 million in fiscal 2021, of which $12.1 million and $11.1 million were available to the Company at June 30, 2021 and March 31, 2021, respectively.

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Government Contracting Matters - Provision for Claimed Indirect Costs
For the three months ended June 30, 2021 and 2020, approximately 98% and 97% of the Company's revenue was generated from contracts where the end user was an agency or department of the U.S. government, including contracts where the Company performed either as a prime contractor or subcontractor, and regardless of the geographic location in which the work was performed. U.S. government contracts and subcontracts are subject to extensive legal and regulatory requirements. As noted in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2021, in the ordinary course of business, agencies of the U.S. government, including the Defense Contract Audit Agency (DCAA), audit the Company’s claimed indirect costs and conduct inquiries and investigations of our business practices with respect to government contracts to determine whether the Company's operations are conducted in accordance with these requirements and the terms of the relevant contracts. Management believes it has recorded the appropriate provision for claimed indirect costs for any audit, inquiry, or investigation of which it is aware that may be subject to any reductions and/or penalties. As of June 30, 2021 and March 31, 2021, the Company had recorded liabilities of approximately $272.0 million and $263.2 million, respectively, for estimated adjustments to claimed indirect costs based on its historical DCAA audit results, including the final resolution of such audits with the Defense Contract Management Agency, for claimed indirect costs incurred subsequent to fiscal 2011, and for contracts not yet closed that are subject to audit and final resolution.
Litigation
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government, which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of June 30, 2021 and March 31, 2021, there were no material amounts accrued in the condensed consolidated financial statements related to these proceedings. As previously disclosed in Note 21 to the consolidated financial statements of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2021, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with these matters.

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
The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources, and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 filed with the Securities and Exchange Commission on May 21, 2021, or Annual Report, and under Part II, “Item 1A. Risk Factors,” and “— Special Note Regarding Forward Looking Statements” of this Quarterly Report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Our fiscal year ends March 31 and, unless otherwise noted, references to years or fiscal are for fiscal years ended March 31. See “—Results of Operations.”
Overview
We are a leading provider of management and technology consulting, analytics, engineering, digital solutions, mission operations, and cyber services to U.S. and international governments, major corporations, and not-for-profit organizations. Our ability to deliver value to our clients has always been, and continues to be, a product of the strong character, expertise and tremendous passion of our people. Our approximately 28,600 employees work to solve hard problems by making clients' missions their own, combining decades of consulting and domain expertise with functional expertise in areas such as analytics, digital solutions, engineering, and cyber, all fostered by a culture of innovation that extends to all reaches of the company.
Through our dedication to our clients' missions, and a commitment to evolving our business to address their client needs, we have longstanding relationships with our clients, some more than 80 years. We support critical missions for a diverse base of federal government clients, including nearly all of the U.S. government's cabinet-level departments, as well as increasingly for top-tier commercial and international clients. We support our federal government clients by helping them tackle their most complex and pressing challenges such as protecting soldiers in combat and supporting their families, advancing cyber capabilities, keeping our national infrastructure secure, enabling and enhancing digital services, transforming the healthcare system, and improving government efficiency to achieve better outcomes. We serve commercial clients across industries, including financial services, health and life sciences, energy, and technology. We have a presence in the Middle East and other international markets.

Financial and Other Highlights
During the first quarter of fiscal 2022, the Company generated year over year revenue growth and increased client staff headcount.
Revenue increased 1.7% from the three months ended June 30, 2020 to the three months ended June 30, 2021. Growth was primarily driven by sustained client demand and headcount to meet that demand, partially offset by higher than normal staff utilization in the comparable prior year period driven by fewer paid time off (PTO) days taken by our employees which resulted in increases in our direct labor and corresponding generation of revenue.
Operating income decreased 26.4% to $141.3 million in the three months ended June 30, 2021 from $191.9 million in the three months ended June 30, 2020, while operating margin decreased from 9.8% to 7.1%. The decreases in operating income and operating margin for the three months ended June 30, 2021 were primarily driven by acquisition costs of $66.8 million related to our acquisition of Liberty IT Solutions, LLC ("Liberty"), as more fully described in Note 5 to Notes to Condensed Consolidated Financial Statements. These decreases were partially offset by strong contract performance and cost management of unallowable spending.
The Company also incurred incremental legal costs during the three months ended June 30, 2021 in response to the U.S. Department of Justice investigation and matters which purport to relate to the investigation, a portion of which was offset by the receipt of insurance reimbursements. We expect to incur additional costs in the future. Based on the information currently available, the Company is not able to reasonably estimate the expected long-term incremental legal costs or amounts that may be reimbursed associated with this investigation and these related matters.

We are monitoring the evolving situation related to COVID-19 and vaccine rollout, and we continue to work with our stakeholders to assess further possible implications to our business. We expect to continue to be impacted by the inability of certain employees to perform their contract requirements at their designated work locations due to facility closures or restrictions as a result of COVID-19 and cannot perform such work remotely. Through June 30, 2021, we have withheld recognition of revenue associated with these amounts at risk of not being reimbursed under the Coronavirus Aid, Relief and Economic Security Act of 2020 (the "CARES Act"). We do not expect non-reimbursed fees to have a material impact on earnings in future periods. Although we cannot currently predict the overall impact of COVID-19 and vaccine rollout, the longer the duration of the event, the more likely it is that it could have an adverse effect on our business, financial position, results of operations, billable expenses, and/or cash flows.
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
•"Adjusted Operating Income" represents operating income before financing transaction costs, supplemental employee benefits due to COVID-19, and acquisition-related costs, including significant acquisition amortization. We prepare Adjusted Operating Income to eliminate the impact of items we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature.
•"Adjusted EBITDA" represents net income before income taxes, net interest and other expense and depreciation and amortization and before certain other items, including financing transaction costs , supplemental employee benefits due to COVID-19, and acquisition-related costs. "Adjusted EBITDA Margin on Revenue" is calculated as Adjusted EBITDA divided by revenue. "Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses" is calculated as Adjusted EBITDA divided by Revenue, Excluding Billable Expenses. The Company prepares Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, and Adjusted

EBITDA Margin on Revenue, Excluding Billable Expenses to eliminate the impact of items it does not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary or non-recurring nature or because they result from an event of a similar nature.
•"Adjusted Net Income" represents net income before: (i) acquisition costs, (ii) financing transaction costs (iii) supplemental employee benefits due to COVID-19, (iv) significant acquisition amortization (v) release of income tax reserves, and (vi) amortization or write-off of debt issuance costs and debt discount, in each case net of the tax effect where appropriate calculated using an assumed effective tax rate. We prepare Adjusted Net Income to eliminate the impact of items, net of tax, we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature. We view Adjusted Net Income as an important indicator of performance consistent with the manner in which management measures and forecasts the Company's performance and the way in which management is incentivized to perform.
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

	Three Months Ended June 30,
(In thousands, except share and per share data)	2021	2020
	(Unaudited)
Revenue, Excluding Billable Expenses
Revenue	$1,989,066	$1,956,453
Less: Billable expenses	555,545	549,077
Revenue, Excluding Billable Expenses	$1,433,521	$1,407,376
Adjusted Operating Income
Operating Income	$141,257	$191,887
Acquisition costs (a)	66,789	—
Financing transaction costs (b)	2,348	—
COVID-19 supplemental employee benefits (c)	—	342
Significant acquisition amortization (d)	2,658	—
Adjusted Operating Income	$213,052	$192,229
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue & Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses
Net income	$92,102	$129,329
Income tax expense	27,352	41,487
Interest and other, net (e)	21,803	21,071
Depreciation and amortization	27,745	20,732
EBITDA	169,002	212,619
Acquisition costs (a)	66,789	—
Financing transaction costs (b)	2,348	—
COVID-19 supplemental employee benefits (c)	—	342
Adjusted EBITDA	$238,139	$212,961
Adjusted EBITDA Margin on Revenue	12.0%	10.9%
Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses	16.6%	15.1%
Adjusted Net Income
Net income	$92,102	$129,329
Acquisition costs (a)	66,789	—
Financing transaction costs (b)	2,348	—
COVID-19 supplemental employee benefits (c)	—	342
Significant acquisition amortization (d)	2,658	—
Release of income tax reserves (f)	—	(29)
Amortization and write-off of debt issuance costs and debt discount	887	454
Adjustments for tax effect (g)	(18,897)	(199)
Adjusted Net Income	$145,887	$129,897
Adjusted Diluted Earnings Per Share
Weighted-average number of diluted shares outstanding	136,392,343	139,172,454
Adjusted Net Income Per Diluted Share (h)	$1.07	$0.93
Free Cash Flow
Net cash (used in) provided by operating activities	$(10,662)	$140,418
Less: Purchases of property, equipment and software	(9,008)	(20,058)
Free Cash Flow	$(19,670)	$120,360
(a)Represents costs associated with the acquisition efforts of the Company related to transactions for which the Company has entered into a letter of intent to acquire a controlling financial interest in the target entity. Acquisition costs primarily include costs associated with (i) due diligence activities, (ii) compensation expenses associated with employee retention, and (iii) legal and advisory fees associated with the completion of the acquisition of Liberty, as disclosed in Note 5.
(b)Reflects expenses associated with debt refinancing activities incurred during the first quarter of fiscal 2022.
(c)Represents the supplemental contribution to employees' dependent care FSA accounts in response to COVID-19.
(d)Amortization expense associated with acquired intangibles from significant acquisitions. Significant acquisitions include acquisitions which the Company considers to be beyond the scope of our normal operations. Significant acquisition amortization includes amortization expense associated with the acquisition of Liberty for the first quarter of fiscal 2022.
(e)Reflects the combination of Interest expense and Other (expense) income, net from the condensed consolidated statement of operations.
(f)Release of pre-acquisition income tax reserves assumed by the Company in connection with the Carlyle acquisition.
(g)Reflects the tax effect of adjustments at an assumed effective tax rate of 26%, which approximates the blended federal and state tax rates, and consistently excludes the impact of other tax credits and incentive benefits realized.
(h)Excludes adjustments of approximately $0.5 million and $0.6 million of net earnings for the three months ended June 30, 2021 and 2020, respectively, associated with the application of the two-class method for computing diluted earnings per share.
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
Sources of Revenue
Substantially all of our revenue is derived from services provided under contracts and task orders with the U.S. government, primarily by our consulting staff and, to a lesser extent, our subcontractors. Funding for our contracts and task orders is generally linked to trends in budgets and spending across various U.S. government agencies and departments. We provide services under a large portfolio of contracts and contract vehicles to a broad client base, and we believe that our diversified contract and client base lessens potential volatility in our business; however, a reduction in the amount of services that we are contracted to provide to the U.S. government or any of our significant U.S. government clients could have a material adverse effect on our business and results of operations. In particular, the Department of Defense is one of our significant clients, and the BCA originally required nine automatic spending cuts (referred to as “sequestration”) of $109 billion annually from 2013 to 2021, half of which was intended to come from defense programs, though less than $1 billion has been cut for defense programs per year under the BCA. Mandatory sequestrations under the BCA were subsequently extended by the Bipartisan Budget Act of 2013, the Bipartisan Budget Act of 2015, the Bipartisan Budget Act of 2018, the Bipartisan Budget Act of 2019 and the CARES Act, which did not specify an amount of savings required to be achieved through sequestration after 2021 but apply an 8.3% reduction in defense spending in each year from 2021 to 2030. This could result in a commensurate reduction in the amount of services that we are contracted to provide to the Department of Defense and could have a material adverse effect on our business and results of operations, and given the uncertainty of when and how these automatic reductions required by the BCA may return and/or be applied, we are unable to predict the nature or magnitude of the potential adverse effect.
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

The table below presents the percentage of total revenue for each type of contract:

	Three Months Ended June 30,
	2021	2020
Cost-reimbursable	56%	56%
Time-and-materials	25%	26%
Fixed-price	19%	18%

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
Our People
Revenue from our contracts is derived from services delivered by consulting staff and, to a lesser extent, from our subcontractors. Our ability to hire, retain, and deploy talent with skills appropriately aligned with client needs is critical to our ability to grow our revenue. We continuously evaluate whether our talent base is properly sized and appropriately compensated, and contains an optimal mix of skills to be cost competitive and meet the rapidly evolving needs of our clients. We seek to achieve that result through recruitment and management of capacity and compensation. As of June 30, 2021 and 2020, we employed approximately 28,600 and 27,400 people, respectively, of which approximately 25,500 and 24,500, respectively, were consulting staff.
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

The following table summarizes the value of our contract backlog at the respective dates presented:

	June 30, 2021	June 30, 2020
	(In millions)
Backlog:
Funded	$3,493	$3,437
Unfunded	9,029	4,734
Priced options	14,295	14,846
Total backlog	$26,817	$23,017

(1)    Backlog presented includes backlog acquired from the Company's acquisition of Liberty made during the three months ended June 30, 2021. Total backlog acquired from Liberty was approximately $2.2 billion as of June 30, 2021.

Our total backlog consists of remaining performance obligations, certain orders under contracts for which the period of performance has expired, and unexercised option period and other unexercised optional orders. As of June 30, 2021 and March 31, 2021, the Company had $7.0 billion and $6.7 billion of remaining performance obligations, respectively. We expect to recognize approximately 70% of the remaining performance obligations at June 30, 2021 as revenue over the next 12 months, and approximately 85% over the next 24 months. The remainder is expected to be recognized thereafter. However, given the uncertainties discussed below, as well as the risks described in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all. Our backlog includes orders under contracts that in some cases extend for several years. The U.S. Congress generally appropriates funds for our clients on a yearly basis, even though their contracts with us may call for performance that is expected to take a number of years to complete. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until the U.S. Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.
We view growth in total backlog and consulting staff headcount as the two key measures of our potential business growth. Growing and deploying consulting staff is the primary means by which we are able to achieve profitable revenue growth. To the extent that we are able to hire additional consulting staff and deploy them against funded backlog, we generally recognize increased revenue. Total backlog increased by 16.5% from June 30, 2020 to June 30, 2021. The change reflects $2.2 billion of backlog acquired as a result of the acquisition of Liberty. Additions to funded backlog during the twelve months ended June 30, 2021 totaled $7.9 billion in comparison to $7.8 billion for the comparable period in 2020, as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options. We report internally on our backlog on a monthly basis and review backlog upon occurrence of certain events to determine if any adjustments are necessary.
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
In addition, contract backlog includes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the funded backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a predetermined expiration date such as the end of the U.S. government's fiscal year. The revenue value of orders included in contract backlog that has not been recognized as revenue due to period of performance expirations has not exceeded approximately 5.3% of total backlog as of June 30, 2021 and any of the four preceding fiscal quarters.

We expect to recognize revenue from a substantial portion of funded backlog as of June 30, 2021 within the next twelve months. However, given the uncertainties discussed above, as well as the risks described in Part I, Item 1A, of our Annual Report on Form 10-K , we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all.
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
Critical Accounting Estimates and Policies
Our critical accounting estimates and policies are disclosed in the Critical Accounting Estimates and Policies section in Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended March 31, 2021. There were no other material changes to our critical accounting policies, estimates or judgments that occurred in the quarterly period covered by this report.

Results of Operations
The following table sets forth items from our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,		Percent
	2021	2020	Change
	(Unaudited)	(Unaudited)
	(In thousands)
Revenue	$1,989,066	$1,956,453	1.7%
Operating costs and expenses:
Cost of revenue	962,719	948,902	1.5%
Billable expenses	555,545	549,077	1.2%
General and administrative expenses	301,800	245,855	22.8%
Depreciation and amortization	27,745	20,732	33.8%
Total operating costs and expenses	1,847,809	1,764,566	4.7%
Operating income	141,257	191,887	(26.4)%
Interest expense	(21,270)	(20,235)	5.1%
Other (expense) income, net	(533)	(836)	(36.2)%
Income before income taxes	119,454	170,816	(30.1)%
Income tax expense	27,352	41,487	(34.1)%
Net income	$92,102	$129,329	(28.8)%

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Revenue
Revenue increased to $1,989.1 million from $1,956.5 million, or a 1.7% increase, primarily driven by sustained client demand and headcount to meet that demand, partially offset by higher than normal staff utilization in the comparable prior year period driven by fewer PTO days taken by our employees which resulted in increases in our direct labor and corresponding generation of revenue. Total headcount as of June 30, 2021 increased approximately 1,200 as compared to June 30, 2020.
Cost of Revenue
Cost of revenue as a percentage of revenue was 48.4% and 48.5% for the three months ended June 30, 2021 and 2020, respectively, The slight decrease in cost of revenue as a percentage of revenue was due to our growth in revenue outpacing our growth in cost of revenue. Cost of revenue increased to $962.7 million from $948.9 million, or a 1.5% increase. The increase was primarily due to increases in salaries and salary-related benefits of $38.2 million, driven by increased headcount and annual base salary increases.
Billable Expenses
Billable expenses as a percentage of revenue were 27.9% and 28.1% for the three months ended June 30, 2021 and 2020, respectively. The slight decrease in billable expenses as a percentage of revenue was due to growth in revenue outpacing the growth in billable expenses. Billable expenses increased to $555.5 million from $549.1 million, or a 1.2% increase, primarily attributable to increases in expenses from contracts that require the Company to incur travel and other direct expenses on behalf of clients as compared to the prior year period, partially offset by a decrease in the use of subcontractors driven by client demand and timing of client needs.
General and Administrative Expenses
General and administrative expenses as a percentage of revenue were 15.2% and 12.6% for the three months ended June 30, 2021 and 2020, respectively. General and administrative expenses increased to $301.8 million from $245.9 million, or a 22.8% increase, primarily due to $66.8 million of acquisition costs incurred during the first quarter of fiscal 2022, primarily associated with our acquisition of Liberty, partially offset by decreases in other business expenses and professional fees of $2.9 million.

Depreciation and Amortization
Depreciation and amortization increased to $27.7 million from $20.7 million, or a 33.8% increase, primarily due to increases in depreciation expense resulting from the implementation of our new financial management system on April 1, 2021, and intangible amortization related to the acquisition of Liberty in the first quarter of fiscal 2022.
Interest Expense
Interest expense increased to $21.3 million from $20.2 million, or a 5.1% increase, primarily due to increased expense related to the Senior Notes due 2029 and the Senior Notes due 2028.
Income Tax Expense
Income tax expense decreased to $27.4 million from $41.5 million, or a 34.1% decrease, primarily due to a decrease in pre-tax income as compared to the prior year period. The effective tax rate decreased to 22.9% for the three months ended June 30, 2021 from 24.3% for the three months ended June 30, 2020.

Liquidity and Capital Resources
The following table presents selected financial information as of June 30, 2021 and March 31, 2021 and for the first three months of fiscal 2022 and 2021:

	June 30, 2021	March 31, 2021
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$621,862	$990,955
Total debt	2,848,656	2,356,596

	Three Months Ended June 30,
	2021	2020
	(Unaudited)	(Unaudited)
	(In thousands)
Net cash (used in) provided by operating activities	$(10,662)	$140,418
Net cash used in investing activities	(676,591)	(20,058)
Net cash provided by (used in) financing activities	318,160	(241,649)
Total decrease in cash and cash equivalents	$(369,093)	$(121,289)
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
•the implementation and operation of new financial management systems;
•commitments and other discretionary investments;
•debt service requirements for borrowings under our Secured Credit Facility and interest payments for the Senior Notes due 2029 and the Senior Notes due 2028; and
•cash taxes to be paid.
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
Operating Cash Flow
Net cash provided by operations is primarily affected by the overall profitability of our contracts, our ability to invoice and collect cash from clients in a timely manner, our ability to manage our vendor payments and the timing of cash paid for income taxes. Continued uncertainty in global economic conditions may also affect our business as customers and suppliers may decide to downsize, defer, or cancel contracts, which could negatively affect the operating cash flows. Net cash used in operations was $10.7 million for the three months ended June 30, 2021 compared to net cash provided by operations of $140.4 million in the prior year period. The decrease in operating cash flows was primarily driven by lower collections on accounts receivable, largely attributable to timing around receivables associated with the integration of our new enterprise financial system, as well as approximately $66.8 million of acquisition costs incurred and paid during the first quarter of fiscal 2022, primarily associated with our acquisition of Liberty. These impacts were partially offset by lower disbursements in the first quarter of fiscal 2022.
Investing Cash Flow
Net cash used in investing activities was $676.6 million in the three months ended June 30, 2021 compared to $20.1 million in the prior year period. The increase in net cash used in investing activities was primarily due to the Company's acquisition of Liberty, partially offset by a decrease in capital expenditures over the prior period, driven by lower facilities expenses reflecting the investment in technology and tools needed to support the virtual work environment. We continue to modernize our corporate information technology infrastructure, including the implementation of our new financial management systems on April 1, 2021.

Financing Cash Flow
Net cash provided by financing activities was $318.2 million in the three months ended June 30, 2021 compared to $241.6 million of net cash used in financing activities in the prior year period. The increase in net cash provided by financing activities was primarily due to net proceeds of $493.7 million received from the issuance of the 4.000% Senior Notes due 2029 and an $18.5 million decrease in payments on the Company's term loans over the prior year period. This was partially offset by a $100.0 million draw on the Revolving Credit Facility in the prior year and an increase in share repurchases of $37.9 million as compared to the prior year period.
Dividends and Share Repurchases
On July 30, 2021, the Company announced a regular quarterly cash dividend in the amount of $0.37 per share. The quarterly dividend is payable on August 31, 2021 to stockholders of record on August 16, 2021.
During the first quarter of fiscal 2022, a quarterly cash dividend of $0.37 per share was declared and paid totaling $51.6 million. During the first quarter of fiscal 2021, a quarterly cash dividend of $0.31 per share was declared and paid totaling $43.8 million.
On December 12, 2011, the Board of Directors approved a share repurchase program, which was most recently increased to $1,710.0 million on January 27, 2021. The Company may repurchase shares pursuant to the program by means of open market repurchases, directly negotiated repurchases or through agents acting pursuant to negotiated repurchase agreements. During the first quarter of fiscal 2022, the Company purchased 1.2 million shares of the Company's Class A Common Stock for an aggregate of $98.2 million. As of June 30, 2021, the Company had approximately $496.3 million of remaining capacity under its repurchase program.
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
Indebtedness
On June 24, 2021 (the "Amendment Effective Date"), Booz Allen Hamilton Inc. ("Booz Allen Hamilton"), Booz Allen Hamilton Investor Corporation, and certain wholly-owned subsidiaries of Booz Allen Hamilton, entered into the eighth amendment (the "Eighth Amendment") to the Credit Agreement dated as of July 31, 2012, as amended (the "Existing Credit Agreement" and, as amended, the "Credit Agreement"), with certain institutional lenders and Bank of America, N.A., as Administrative Agent and Collateral Agent. The Eighth Amendment added an additional tier in the pricing grid and extended the maturity applicable to both the Term Loan A (the "Term Loan A") and revolving credit facility (the "Revolving Credit Facility") to June 24, 2026, increased the aggregate principal amount of the Revolving Credit Facility and the letter of credit sublimit thereunder, and made certain other amendments to the financial covenants and other terms under the Existing Credit Agreement. The interest rate and maturity date applicable to the Term Loan B (the "Term Loan B" and, together with the Term Loan A, the "Term Loans") remained unchanged.

Prior to the Eighth Amendment, approximately $1,289.8 million was outstanding under Term Loan A (the "Existing Tranche A Term Loans"). Pursuant to the Eighth Amendment, certain lenders under the Existing Credit Agreement converted their Existing Tranche A Term Loans into a new tranche of tranche A term loans (the “New Refinancing Tranche A Term Loans”) in an aggregate amount, along with the New Refinancing Tranche A Term Loans advanced by certain new lenders, of approximately $1,289.8 million. The proceeds from the new lenders were used to prepay in full all of the Existing Tranche A Term Loans that were not converted into the New Refinancing Tranche A Term Loans. Voluntary prepayments of the New Refinancing Tranche A Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty. The other terms of the New Refinancing Tranche A Term Loans are generally the same as the Existing Tranche A Term Loans prior to the Eighth Amendment.

Prior to the Eighth Amendment, approximately $500.0 million of revolving commitments (the “Existing Revolving
Commitments”) were available under the Existing Credit Agreement, with a sublimit for letters of credit of $100 million.
Pursuant to the Eighth Amendment, certain lenders under the Existing Credit Agreement converted their Existing
Revolving Commitments into a new tranche of revolving commitments (the “New Revolving Commitments” and the revolving credit loans made thereunder, the “New Revolving Loans”) in an aggregate amount, along with the New
Revolving Commitments of certain new lenders, of $1,000.0 million, with a sublimit for letters of credit of $200 million.

As of June 30, 2021, the Credit Agreement provided Booz Allen Hamilton with a $1,289.8 million Term Loan A, a $383.2 million Term Loan B, and $1,000.0 million in New Revolving Commitments with a sub-limit for letters of credit of $200.0 million (collectively, the "Secured Credit Facility"). As of June 30, 2021, the maturity date of Term Loan B was November 26, 2026. Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement (the "Guarantee") are secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz

Allen Hamilton, Investor and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement and related documentation. Subject to specified conditions, without the consent of the then-existing lenders (but subject to the receipt of commitments), the Term Loans or the Revolving Credit Facility may be expanded (or a new term loan facility or revolving credit facility added to the existing facilities) by up to (i) the greater of (x) $909 million and (y) 100% of consolidated EBITDA of Booz Allen Hamilton, as of the end of the most recently ended four quarter period for which financial statements have been delivered pursuant to the Credit Agreement plus (ii) the aggregate principal amount under which pro forma consolidated net senior secured leverage remains less than or equal to 3.50:1.00.
At Booz Allen Hamilton's option, borrowings under the Term Loan A and the Revolving Credit Facility bear interest based either on LIBOR (adjusted for maximum reserves, and subject to a floor of zero) for the applicable interest period or a base rate equal to the highest of (i) the administrative agent’s prime corporate rate, (ii) the overnight federal funds rate plus 0.50%, and (iii) three-month LIBOR (adjusted for maximum reserves, and subject to a floor of zero) plus 1.00%), in each case plus an applicable margin, payable at the end of the applicable interest period and in any event at least quarterly. The applicable margin for Term Loan A and borrowings under the Revolving Credit Facility ranges from 1.125% to 2.00% for LIBOR loans and 0.125% to 1.00% for base rate loans, in each case based on Booz Allen Hamilton’s consolidated total net leverage ratio. Unused commitments under the Revolving Credit Facility are subject to a quarterly fee ranging from 0.175% to 0.35% based on Booz Allen Hamilton’s consolidated total net leverage ratio. Booz Allen Hamilton also agreed to pay customary letter of credit and agency fees.The applicable margin for Term Loan B is 1.75% for LIBOR loans and 0.75% for base rate loans.
Booz Allen Hamilton occasionally borrows under the Revolving Credit Facility in anticipation of cash demands. For the three months ended June 30, 2021, Booz Allen Hamilton accessed $60.0 million of its Revolving Credit Facility, which was repaid in full during the period. For the three months ended June 30, 2020, Booz Allen Hamilton did not access its Revolving Credit Facility. As of June 30, 2021 and March 31, 2021, there was no outstanding balance on the Revolving Credit Facility.
The Credit Agreement requires quarterly principal payments of 1.25% of the stated principal amount of Term Loan A until maturity and quarterly principal payments of 0.25% of the stated principal amount of Term Loan B until maturity.
As of June 30, 2021 and March 31, 2021, Booz Allen Hamilton was contingently liable under open standby letters of credit and bank guarantees issued by its banks in favor of third parties that totaled $8.8 million and $9.8 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. For both June 30, 2021 and March 31, 2021, approximately $0.9 million, of these instruments reduced the available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $20.0 million facility of which $12.1 million and $11.1 million, respectively, was available to Booz Allen Hamilton at June 30, 2021 and March 31, 2021. As of June 30, 2021, Booz Allen Hamilton had $999.1 million of capacity available for additional borrowings under the Revolving Credit Facility.
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants include limitations on the following, in each case subject to certain exceptions: (i) indebtedness and liens; (ii) mergers, consolidations or amalgamations, liquidations, wind-ups or dissolutions, and disposition of all or substantially all assets; (iii) dispositions of property; (iv) restricted payments; (v) investments; (vi) transactions with affiliates; (vii) change in fiscal periods; (viii) negative pledges; (ix) restrictive agreements; (x) line of business; and (xi) speculative hedging. The events of default include the following, in each case subject to certain exceptions: (a) failure to make required payments under the Secured Credit Facility; (b) material breaches of representations or warranties under the Secured Credit Facility; (c) failure to observe covenants or agreements under the Secured Credit Facility; (d) failure to pay or default under certain other material indebtedness; (e) bankruptcy or insolvency; (f) certain Employee Retirement Income Security Act, or ERISA events; (g) certain material judgments; (h) actual or asserted invalidity of the Guarantee and collateral agreements or the other security documents or failure of the guarantees or perfected liens thereunder; and (i) a change of control. Booz Allen Hamilton is required to meet certain financial covenants at each quarter end, namely consolidated net total leverage and consolidated net interest coverage ratios. As of June 30, 2021 and March 31, 2021, we were compliant with these covenants.
For the three months ended June 30, 2021 and 2020, interest payments of $4.9 million and $6.9 million were made for Term Loan A and $1.8 million and $2.2 million were made for Term Loan B, respectively.
Borrowings under the Term Loans and, if used, the Revolving Credit Facility, incur interest at a variable rate. In accordance with Booz Allen Hamilton's risk management strategy, Booz Allen Hamilton executed a series of interest rate swaps. As of June 30, 2021, Booz Allen Hamilton had interest rate swaps with an aggregate notional amount of $700.0 million. These instruments hedge the variability of cash outflows for interest payments on the Term Loans and Revolving Credit Facility. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense (See Note 9 to our condensed consolidated financial statements).

On June 17, 2021, Booz Allen Hamilton issued $500.0 million aggregate principal amounts of its 4.000% Senior Notes due July 1, 2029 (the “Senior Notes due 2029”) under an Indenture, dated as of June 17, 2021 among Booz Allen Hamilton, certain subsidiaries of Booz Allen Hamilton, as guarantors (the “Subsidiary Guarantors”), and Wilmington Trust, National Association (in such capacity, the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of June 17, 2021, among Booz Allen Hamilton, the Subsidiary Guarantors and the Trustee. The Senior Notes due 2029 and the related guarantees are Booz Allen Hamilton’s and each Subsidiary Guarantors’ senior unsecured obligations and rank equally in right of payment with all of Booz Allen Hamilton’s and the Subsidiary Guarantors’ existing and future senior indebtedness and rank senior in right of payment to any of Booz Allen Hamilton’s and the Subsidiary Guarantors’ future subordinated indebtedness. The net proceeds from the sale of the Senior Notes due 2029 were used to fund the acquisition of Liberty and to pay related fees and expenses.

Interest is payable on the Senior Notes due 2029 semi-annually in cash in arrears on July 1 and January 1 of each year, beginning on January 1, 2022. In connection with the issuance of the Senior Notes due 2029, the Company recognized $6.5 million of issuance costs, which were recorded as an offset against the carrying value of debt and will be amortized to interest expense over the term of the Senior Notes due 2029.
On August 24, 2020, Booz Allen Hamilton issued $700.0 million aggregate principal amount of its 3.875% Senior Notes due 2028 (the “Senior Notes due 2028”). Booz Allen Hamilton used a portion of the net proceeds from the sale of the Senior Notes due 2028 to redeem in full $350 million aggregate principal amount of the outstanding Senior Notes due 2025 and used the remaining net proceeds from the sale of the Senior Notes due 2028 for working capital and other general corporate purposes.
Capital Structure and Resources
Our stockholders’ equity amounted to $1,023.5 million as of June 30, 2021, a decrease of $47.7 million compared to stockholders’ equity of $1,071.2 million as of March 31, 2021. The decrease was primarily due to net income of $92.1 million for the three months ended June 30, 2021, stock-based compensation expense of $12.4 million, and issuance of common stock of $5.8 million, partially offset by $51.6 million in quarterly dividend payments and $111.4 million in treasury stock resulting from the repurchase of shares of our Class A Common Stock during the three months ended June 30, 2021.
Capital Expenditures
Since we do not own any of our facilities, our capital expenditure requirements primarily relate to the purchase of computers, management systems, furniture, and leasehold improvements to support our operations. Direct facility and equipment costs billed to clients are not treated as capital expenditures. Our capital expenditures for the three months ended June 30, 2021 and 2020 were $9.0 million and $20.1 million, respectively. The decrease in capital expenditures was primarily driven by lower facilities expenses reflecting the investment in technology and tools needed to support the virtual work environment. We continue to modernize our corporate information technology infrastructure, including the implementation of our new financial management systems on April 1, 2021. We expect capital expenditures to increase throughout the year as we shift away from a fully remote work environment.
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
•the effects of COVID-19, and other pandemics or widespread health epidemics, including disruptions to our workforce and the impact on government spending and demand for our solutions;
•our ability to compete effectively in the competitive bidding process and delays or losses of contract awards caused by competitors' protests of major contract awards received by us;
•variable purchasing patterns under U.S. government General Services Administration Multiple Award schedule contracts, or GSA schedules, blanket purchase agreements and indefinite delivery, indefinite quantity, or IDIQ contracts;
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the information disclosed in the Quantitative and Qualitative Disclosures About Market Risk section in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 filed with the Securities and Exchange Commission on May 21, 2021.
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
Changes in Internal Control Over Financial Reporting
During the three months ended June 30, 2021, the Company implemented new accounting and procurement systems. As part of the implementation, we have designed new internal controls and modified and/or enhanced existing internal controls in order to align with the new systems and business processes. The Company does not believe this implementation has had or will have a material adverse effect on the Company's internal control over financial reporting in the future. Except as disclosed above, there have not been any additional changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of June 30, 2021 and March 31, 2021, there were no material amounts accrued in the condensed consolidated financial statements related to these proceedings.
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
On November 13, 2017, a Verified Shareholder Derivative Complaint was filed in the United States District Court for the District of Delaware styled Celine Thum v. Rozanski et al., C.A. No. 17-cv-01638, naming the Company as a nominal defendant and numerous current and former officers and directors as defendants. The complaint asserts claims for breach of fiduciary duties, unjust enrichment, waste of corporate assets, abuse of control, gross mismanagement, and violations of Sections 14(a), 10(b) and 20(a) of the Exchange Act, purportedly relating to matters that are the subject of the DOJ investigation described above. The parties have stipulated to a stay of the proceedings pending the outcome of the securities litigation (described above), which the court so ordered on January 24, 2018. On December 12, 2019, the court ordered that the stay remain in effect and ordered the parties to submit periodic status reports. On May 27, 2020, November 23, 2020, and May 24, 2021, the parties submitted status reports stating that plaintiff believes the stay should remain in effect and defendants do not object to the stay remaining in effect. At this stage of the lawsuit, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with the lawsuit.

Item 1A.    Risk Factors
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 filed with the Securities and Exchange Commission on May 21, 2021.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table shows the share repurchase activity during the three months ended June 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 2021	423,806	$82.58	423,806	$556,460,995
May 2021	415,925	$84.15	415,925	$521,461,077
June 2021	294,264	$85.34	294,264	$496,349,396
Total	1,133,995		1,133,995

(1)On December 12, 2011, the Board of Directors approved a share repurchase program, which was most recently increased to $1,710.0 million on January 27, 2021. A special committee of the Board of Directors was appointed to evaluate market conditions and other relevant factors and initiate repurchases under the program from time to time. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice.

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None

Item 6.    Exhibits

Exhibit Number	Description

2.1
Membership Interest Purchase Agreement, dated May 3, 2021, among Booz Allen Hamilton Inc., Liberty IT Solutions, LLC, William Greene, Christopher Bickell, and Jeff Denniston, and Southpaw Representative, LLC, in its capacity as Members' Representative (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on May 4, 2021 (File No. 001-34972))

4.1
Indenture, dated June 17, 2021, among Booz Allen Hamilton Inc., the Subsidiary Guarantors party thereto and Wilmington Trust, National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 17, 2021 (File No. 001-34972))

4.2
First Supplemental Indenture, dated June 17, 2021, among Booz Allen Hamilton Inc., the Subsidiary Guarantors party thereto and Wilmington Trust, National Association (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 17, 2021 (File No. 001-34972))

4.3	Form of 4.000% Senior Note due 2029 (included in Exhibit 4.1 hereto)

10.1
Eighth Amendment to Credit Agreement, dated as of June 24, 2021, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, eGov Holdings, Inc. and Aquilent, Inc., as Guarantors, Bank of America, N.A., as Administrative Agent and Collateral Agent and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2021 (File No. 001-34972))

10.2	Form of Performance Restricted Stock Unit Agreement under the Third Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation*

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)*

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)*

101
The following materials from Booz Allen Hamilton Holding Corporation’s Quarterly Report on Form 10-Q for the three months ended June 30, 2021 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2021 and March 31, 2021; (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2021 and 2020; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2021 and 2020; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2021 and 2020; and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
___________________________________
*    Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Booz Allen Hamilton Holding Corporation
Registrant

Date: July 30, 2021	By:	/s/ Lloyd W. Howell, Jr.
Lloyd W. Howell, Jr. Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)