Form 10-Q
period 2021-09-30
Booz Allen Hamilton Holding Corp
filed 2021-10-29
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
 ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of October 26, 2021
Class A Common Stock	133,896,656

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	September 30, 2021	March 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$788,697	$990,955
Accounts receivable, net	1,511,579	1,411,894
Prepaid expenses and other current assets	119,633	233,323
Total current assets	2,419,909	2,636,172
Property and equipment, net of accumulated depreciation	195,214	204,642
Operating lease right-of-use assets	234,150	239,374
Intangible assets, net of accumulated amortization	682,280	307,128
Goodwill	2,022,830	1,581,160
Other long-term assets	471,409	531,125
Total assets	$6,025,792	$5,499,601
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$68,379	$77,865
Accounts payable and other accrued expenses	858,805	666,971
Accrued compensation and benefits	384,694	425,615
Operating lease liabilities	55,258	54,956
Other current liabilities	70,148	65,698
Total current liabilities	1,437,284	1,291,105
Long-term debt, net of current portion	2,764,083	2,278,731
Operating lease liabilities, net of current portion	254,103	263,144
Deferred tax liabilities	282,344	364,461
Other long-term liabilities	239,880	230,984
Total liabilities	4,977,694	4,428,425
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock, Class A — $0.01 par value — authorized, 600,000,000 shares; issued, 163,627,651 shares at September 30, 2021 and 162,950,606 shares at March 31, 2021; outstanding, 134,325,110 shares at September 30, 2021 and 136,246,029 shares at March 31, 2021	1,636	1,629
Treasury stock, at cost — 29,302,541 shares at September 30, 2021 and 26,704,577 shares at March 31, 2021	(1,433,136)	(1,216,163)
Additional paid-in capital	600,930	557,957
Retained earnings	1,902,667	1,757,524
Accumulated other comprehensive loss	(23,999)	(29,771)
Total stockholders’ equity	1,048,098	1,071,176
Total liabilities and stockholders’ equity	$6,025,792	$5,499,601
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Revenue	$2,106,038	$2,019,185	$4,095,104	$3,975,638
Operating costs and expenses:
Cost of revenue	947,689	942,597	1,910,408	1,891,499
Billable expenses	640,120	603,652	1,195,665	1,152,729
General and administrative expenses	262,260	244,700	564,060	490,555
Depreciation and amortization	37,602	21,015	65,347	41,747
Total operating costs and expenses	1,887,671	1,811,964	3,735,480	3,576,530
Operating income	218,367	207,221	359,624	399,108
Interest expense	(24,254)	(19,787)	(45,524)	(40,022)
Other income (expense), net	6,848	(12,034)	6,315	(12,870)
Income before income taxes	200,961	175,400	320,415	346,216
Income tax expense	46,127	39,319	73,479	80,806
Net income	$154,834	$136,081	$246,936	$265,410
Earnings per common share (Note 4):
Basic	$1.14	$0.98	$1.82	$1.91
Diluted	$1.14	$0.98	$1.81	$1.90
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Amounts in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Net income	$154,834	$136,081	$246,936	$265,410
Other comprehensive income, net of tax:
Change in unrealized gain on derivatives designated as cash flow hedges	2,739	3,664	5,733	2,225
Change in postretirement plan costs	20	22	39	44
Total other comprehensive income, net of tax	2,759	3,686	5,772	2,269
Comprehensive income	$157,593	$139,767	$252,708	$267,679

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Six Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$246,936	$265,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,347	41,747
Noncash lease expense	27,664	26,891
Stock-based compensation expense	28,428	25,632
Amortization of debt issuance costs	2,294	2,176
Loss on debt extinguishment	2,515	13,239
(Gains) losses on dispositions, and other	(3,018)	25
Gain on consolidation of equity method investment	(5,666)	—
Changes in assets and liabilities:
Accounts receivable, net	(43,125)	(8,606)
Deferred income taxes and income taxes receivable / payable	59,350	51,846
Prepaid expenses and other current and long-term assets	(27,747)	(13,943)
Accrued compensation and benefits	(25,268)	22,788
Accounts payable and other accrued expenses	149,586	154,140
Other current and long-term liabilities	(17,550)	(15,321)
Net cash provided by operating activities	459,746	566,024
Cash flows from investing activities
Purchases of property, equipment, and software	(29,675)	(38,084)
Cash paid for acquisitions, net of cash acquired	(779,581)	—
Cash paid for cost method investment	(2,000)	—
Net cash used in investing activities	(811,256)	(38,084)
Cash flows from financing activities
Proceeds from issuance of common stock	11,526	9,092
Stock option exercises	3,016	6,492
Repurchases of common stock	(232,381)	(116,291)
Cash dividends paid	(101,869)	(86,836)
Debt extinguishment costs	—	(8,971)
Repayments on revolving credit facility and term loan	(78,067)	(488,933)
Net proceeds from debt issuance	487,027	691,496
Proceeds from revolving credit facility	60,000	—
Other financing activities	—	(700)
Net cash provided by financing activities	149,252	5,349
Net (decrease) increase in cash and cash equivalents	(202,258)	533,289
Cash and cash equivalents––beginning of period	990,955	741,901
Cash and cash equivalents––end of period	$788,697	$1,275,190
Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$27,658	$32,282
Income taxes	$15,249	$24,451
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands, except share data)	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	163,464,754	$1,635	(28,035,397)	$(1,327,601)	$577,228	$1,799,029	$(26,758)	$1,023,533
Issuance of common stock	99,738	—	—	—	5,643	—	—	5,643
Stock options exercised	63,159	1	—	—	1,222	—	—	1,223
Repurchase of common stock	—	—	(1,267,144)	(105,535)	–	—	—	(105,535)
Recognition of liability related to future restricted stock units vesting	—	—	—	—	853	—	—	853
Net income	—	—	—	—	—	154,834	—	154,834
Other comprehensive income, net of tax	—	—	—	—	–	—	2,759	2,759
Dividends declared of $0.37 per share of common stock	—	—	—	—	–	(51,196)	—	(51,196)
Stock-based compensation expense	—	—	—	—	15,984	—	—	15,984
Balance at September 30, 2021	163,627,651	$1,636	(29,302,541)	$(1,433,136)	$600,930	$1,902,667	$(23,999)	$1,048,098

Balance at March 31, 2021	162,950,606	$1,629	(26,704,577)	$(1,216,163)	$557,957	$1,757,524	$(29,771)	$1,071,176
Issuance of common stock	558,681	6	—	—	10,317	—	—	10,323
Stock options exercised	118,364	1	—	—	3,015	—	—	3,016
Repurchase of common stock (1)	—	—	(2,597,964)	(216,973)	—	—	—	(216,973)
Recognition of liability related to future restricted stock units vesting	—	—	—	—	1,213	—	—	1,213
Net income	—	—	—	—	—	246,936	—	246,936
Other comprehensive income, net of tax	—	—	—	—	—	—	5,772	5,772
Dividends declared of $0.74 per share of common stock	—	—	—	—	—	(101,793)	—	(101,793)
Stock-based compensation expense	—	—	—	—	28,428		—	28,428
Balance at September 30, 2021	163,627,651	$1,636	(29,302,541)	$(1,433,136)	$600,930	$1,902,667	$(23,999)	$1,048,098

(1) During the six months ended September 30, 2021, the Company purchased 2.4 million shares of the Company’s Class A Common Stock in a series of open market transactions for $203.7 million. Additionally, the Company repurchased shares for $13.3 million during the six months ended September 30, 2021 to cover the minimum statutory withholding taxes on restricted stock units that vested on various dates during the period.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) [CONTINUED]
(Amounts in thousands, except share data)	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2020	161,856,727	$1,618	(23,659,991)	$(973,601)	$486,739	$1,415,129	$(47,418)	$882,467
Issuance of common stock	81,482	2	—	—	4,667	—	—	4,669
Stock options exercised	141,125	1	—	—	3,366	—	—	3,367
Repurchase of common stock	—	—	(394,742)	(30,049)	—	—	—	(30,049)
Recognition of liability related to future restricted stock units vesting	—	—	—	—	(59)	—	—	(59)
Net income	—	—	—	—	—	136,081	—	136,081
Other comprehensive income, net of tax	—	—	—	—	—	—	3,686	3,686
Dividends paid of $0.31 per share of common stock	—	—	—	—	—	(43,004)	—	(43,004)
Stock-based compensation expense	—	—	—	—	14,799	—	—	14,799
Balance at September 30, 2020	162,079,334	$1,621	(24,054,733)	$(1,003,650)	$509,512	$1,508,206	$(43,732)	$971,957

Balance at March 31, 2020	161,333,973	$1,613	(22,614,052)	$(898,095)	$468,027	$1,330,812	$(46,001)	$856,356
Topic 326 adoption impact	—	—	—	—	—	(1,180)	—	(1,180)
Issuance of common stock	443,338	5	—	—	9,087		—	9,092
Stock options exercised	302,023	3	—	—	6,489	—	—	6,492
Repurchase of common stock (2)	—	—	(1,440,681)	(105,555)	—	—	—	(105,555)
Recognition of liability related to future restricted stock units vesting	—	—	—	—	280	—	—	280
Net income	—	—	—	—	—	265,410	—	265,410
Other comprehensive income, net of tax	—	—	—	—	—	—	2,269	2,269
Dividends paid of $0.62 per share of common stock	—	—	—	—	—	(86,836)	—	(86,836)
Stock-based compensation expense	—	—	—	—	25,629	—	—	25,629
Balance at September 30, 2020	162,079,334	$1,621	(24,054,733)	$(1,003,650)	$509,512	$1,508,206	$(43,732)	$971,957

(2) During the six months ended September 30, 2020, the Company purchased 1.3 million shares of the Company’s Class A Common Stock in a series of open market transactions for $96.4 million. Additionally, the Company repurchased shares for $9.2 million during the six months ended September 30, 2020 to cover the minimum statutory withholding taxes on restricted stock units that vested on various dates during the period.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
1. BUSINESS OVERVIEW
Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or the Company, we, us, and our, was incorporated in Delaware in May 2008. The Company provides management and technology consulting, analytics, engineering, digital solutions, mission operations, and cyber services to U.S. and international governments, major corporations, and not-for-profit organizations. The Company reports operating results and financial data in one reportable segment. The Company is headquartered in McLean, Virginia, with approximately 29,200 employees as of September 30, 2021.
2. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, or SEC, and should be read in conjunction with the information contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2021. The interim period unaudited condensed consolidated financial statements are presented as described below. Certain information and disclosures normally required for annual financial statements have been condensed or omitted pursuant to GAAP and SEC rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation of the results of the interim period presented have been included. The Company’s fiscal year ends on March 31 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31. The results of operations for the six months ended September 30, 2021 are not necessarily indicative of results to be expected for the full fiscal year.
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
Other accounting and reporting pronouncements effective after September 30, 2021 and issued through the filing date are not expected to have a material impact on the Company's condensed consolidated financial statements.
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

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

Contract Estimates
Many of our contracts recognize revenue under a contract cost-based input method and require an Estimate-at-Completion ("EAC") process, which management uses to review and monitor the progress towards the completion of our performance obligations. Under this process, management considers various inputs and assumptions related to the EAC, including, but not limited to, progress towards completion, labor costs and productivity, material and subcontractor costs, and identified risks. Estimating the total cost at the completion of our performance obligations is subjective and requires management to make assumptions about future activity and cost drivers under the contract. Changes in these estimates can occur for a variety of reasons and, if significant, may impact the revenue and profitability of the Company’s contracts. Changes in estimates related to contracts accounted for under the EAC process are recognized on a cumulative catch-up basis in the period when such changes are determinable and reasonably estimable. If the estimate of contract profitability indicates an anticipated loss on a contract, the Company recognizes the total loss at the time it is identified. For each of the three and six months ended September 30, 2021 and 2020, the aggregate impact of adjustments in contract estimates was not material.
Disaggregation of Revenue
We disaggregate our revenue from contracts with customers by contract type, customer, as well as whether the Company acts as prime contractor or subcontractor, as we believe these categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following series of tables presents our revenue disaggregated by these categories.
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
The table below presents the total revenue for each type of contract:

	Three Months Ended September 30,				Six Months Ended September 30,
	2021		2020		2021		2020
Cost-reimbursable	$1,127,189	53%	$1,138,501	56%	$2,242,614	55%	$2,230,549	56%
Time-and-materials	500,263	24%	504,663	25%	997,713	24%	1,007,209	25%
Fixed-price	478,586	23%	376,021	19%	854,777	21%	737,880	19%
Total Revenue	$2,106,038	100%	$2,019,185	100%	$4,095,104	100%	$3,975,638	100%

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

Revenue by Customer Type:

	Three Months Ended September 30,				Six Months Ended September 30,
	2021		2020		2021		2020
U.S. government(1):
Defense Clients	$999,174	48%	$1,005,555	50%	$1,975,101	48%	$1,940,170	49%
Intelligence Clients	393,569	19%	390,383	19%	770,325	19%	793,052	20%
Civil Clients	662,261	31%	569,125	28%	1,255,156	31%	1,128,327	28%
Total U.S. government	2,055,004	98%	1,965,063	97%	4,000,582	98%	3,861,549	97%
Global Commercial Clients	51,034	2%	54,122	3%	94,522	2%	114,089	3%
Total Revenue	$2,106,038	100%	$2,019,185	100%	$4,095,104	100%	$3,975,638	100%
(1) Certain contracts were reassigned between the various verticals of our U.S. government business shown in the table above to better align our operations to the customers we serve within each market. Prior year revenue by customer type has been recast to reflect the changes.

Revenue by Whether the Company Acts as a Prime Contractor or a Subcontractor:

	Three Months Ended September 30,				Six Months Ended September 30,
	2021		2020		2021		2020
Prime Contractor	$1,978,216	94%	$1,880,778	93%	$3,839,939	94%	$3,684,382	93%
Subcontractor	127,822	6%	138,407	7%	255,165	6%	291,256	7%
Total Revenue	$2,106,038	100%	$2,019,185	100%	$4,095,104	100%	$3,975,638	100%

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
As of September 30, 2021 and March 31, 2021, the Company had $8.1 billion and $6.7 billion of remaining performance obligations, respectively. We expect to recognize approximately 70% of the remaining performance obligations at September 30, 2021 as revenue over the next 12 months, and approximately 85% over the next 24 months. The remainder is expected to be recognized thereafter.
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

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Contract assets primarily consist of unbilled receivables typically resulting from revenue recognized exceeding the amount billed to the customer and right to payment is not just subject to the passage of time. Unbilled amounts represent revenues for which billings have not been presented to customers at quarter-end or year-end. These amounts are generally billed and collected within one year subject to various conditions including, without limitation, appropriated and available funding. Long-term unbilled receivables not anticipated to be billed and collected within one year, which are primarily related to retainage, holdbacks, and long-term rate settlements to be billed at contract closeout, are included in other long-term assets in the accompanying condensed consolidated balance sheets. Contract liabilities primarily consist of advance payments, billings in excess of costs incurred and deferred revenue. Contract assets and liabilities are reported on a net contract basis at the end of each reporting period. The Company maintains an allowance for credit losses to provide for an estimate of uncollectible receivables. Provision for credit losses recognized was not material for the three and six months ended September 30, 2021 and 2020.
The following table summarizes the contract assets and liabilities, and accounts receivable, net of allowance recognized on the Company’s condensed consolidated balance sheets:

	Contract Balances	September 30, 2021	March 31, 2021
Current assets
Accounts receivable–billed		$426,571	$375,383
Accounts receivable–unbilled	Contract assets	1,085,008	1,037,968
Allowance for credit losses		—	(1,457)
Accounts receivable, net		1,511,579	1,411,894
Other long-term assets
Accounts receivable–unbilled	Contract assets	64,084	63,869
Total accounts receivable, net		$1,575,663	$1,475,763
Other current liabilities
Advance payments, billings in excess of costs incurred and deferred revenue	Contract liabilities	$14,878	$15,906

Changes in contract assets and contract liabilities are primarily due to the timing difference between the Company’s performance of services and billings to customers. For the three months ended September 30, 2021 and 2020, we recognized revenue of $2.3 million and $2.5 million, respectively, and for the six months ended September 30, 2021 and 2020, we recognized revenue of $14.2 million and $22.0 million, respectively, related to our contract liabilities on April 1, 2021 and 2020, respectively. To determine revenue recognized from contract liabilities during the reporting periods, the Company allocates revenue to individual contract liability balances and applies revenue recognized during the reporting periods first to the beginning balances of contract liabilities until the revenue exceeds the balances.

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
The Company currently has outstanding shares of Class A Common Stock. Unvested Class A Restricted Common Stock holders are entitled to participate in non-forfeitable dividends or other distributions. These unvested restricted shares participated in the Company's dividends declared and were paid in the first and second quarters of fiscal 2022 and 2021. As such, EPS is calculated using the two-class method whereby earnings are reduced by distributed earnings as well as any available undistributed earnings allocable to holders of unvested restricted shares. A reconciliation of the income used to compute basic and diluted EPS for the periods presented are as follows:

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Earnings for basic computations (1)	$153,742	$135,283	$245,418	$263,951
Weighted-average common shares outstanding for basic computations	134,759,240	137,882,906	135,158,270	138,017,120
Earnings for diluted computations (1)	$153,745	$135,286	$245,422	$263,958
Dilutive stock options and restricted stock	557,189	864,734	689,278	987,262
Weighted-average common shares outstanding for diluted computations	135,316,429	138,747,640	135,847,548	139,004,382
Earnings per common share
Basic	$1.14	$0.98	$1.82	$1.91
Diluted	$1.14	$0.98	$1.81	$1.90

(1) During the three months ended September 30, 2021 and 2020, approximately 1.0 million and 0.8 million participating securities were paid dividends totaling $0.4 million and $0.3 million, respectively. During the six months ended September 30, 2021 and 2020, approximately 0.8 million and 0.8 million participating securities were paid dividends totaling $0.6 million and $0.5 million, respectively. For the three months ended September 30, 2021 and 2020, there were undistributed earnings of $0.7 million and $0.5 million, respectively, allocated to the participating class of securities in both basic and diluted EPS. For the six months ended September 30, 2021 and 2020, there were undistributed earnings of $0.9 million and $1.0 million, respectively, allocated to the participating class of securities in both basic and diluted EPS. The allocated undistributed earnings and the dividends paid comprise the difference between net income presented on the condensed consolidated statements of operations and earnings for basic and diluted computations for the three and six months ended September 30, 2021 and 2020.
The EPS calculation for the three months ended September 30, 2021 and 2020 excludes 0.1 million and 0.3 million     options, respectively, as their impact was anti-dilutive. The EPS calculation for the six months ended September 30, 2021 and 2020 excludes 0.1 million and 0.2 million options, respectively, as their impact was anti-dilutive.

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
5. ACQUISITION, GOODWILL AND INTANGIBLE ASSETS
Acquisitions
Tracepoint Holdings, LLC

On September 10, 2021, the Company acquired the remaining 60% equity interest in Tracepoint Holdings, LLC ("Tracepoint"), an industry-leading digital forensics and incident response company serving public and private sector clients, for cash consideration of approximately $120.0 million, net of adjustments (the "Tracepoint Transaction"). As a result of the transaction, Tracepoint and Tracepoint, LLC became wholly owned subsidiaries of Booz Allen Hamilton Inc. The acquisition complements the Company’s existing cybersecurity portfolio and expands its position in the private sector cyber market.

Prior to the closing of the Tracepoint Transaction, the Company held a 40% interest in Tracepoint, which was accounted for as an equity method investment. The equity method investment associated with Tracepoint was remeasured at fair value on the closing date of the Tracepoint Transaction, resulting in a gain of $5.7 million. This gain is presented as a component of Other Income on the Condensed Consolidated Statement of Operations for the three and six months ended September 30, 2021. The fair value of the previously held equity method investment was determined based upon valuations of the Tracepoint business and future business outlook using projected future cash flows.
Under the terms of the purchase agreement, the Company has 120 days after closing to provide proposed post-closing working capital adjustments to the sellers which are subject to dispute. The final purchase price allocations will be completed after the underlying information has been finalized and agreed upon by the sellers and the Company.

The Company recognized $90.5 million of intangible assets which primarily consists of channel relationships. Channel relationships were valued using the excess earnings method discounted cash flow approach, incorporating Level 3 inputs as described under the fair value hierarchy of Accounting Standards Codification (ASC) No. 820, Fair Value Measurement (Topic 820). These unobservable inputs reflect the Company's own judgment about which assumptions market participants would use in pricing an asset on a non-recurring basis. The intangible asset is expected to be amortized over the estimated useful life of 10 years. The goodwill of $95.2 million is largely attributable to Tracepoint's specialized workforce.
Liberty IT Solutions, LLC

On June 11, 2021, the Company acquired Liberty IT Solutions, LLC ("Liberty") for cash consideration of approximately $669.1 million, net of adjustments related to working capital, and transaction costs incurred as part of the acquisition, including compensation expenses paid by the Company that were associated with employee retention. As a result of the transaction, Liberty became a wholly owned subsidiary of Booz Allen Hamilton Inc. Liberty is a leading digital partner driving transformation across the federal IT ecosystem. The acquisition complements the Company’s digital transformation portfolio resulting in a deeper range of advanced technology solutions.
Under the terms of the purchase agreement, the Company has 120 days after closing to provide proposed post-closing working capital adjustments to the sellers which are subject to dispute. The final purchase price allocations will be completed after the underlying information has been finalized and agreed upon by the sellers and the Company.
The Company recognized $309.0 million of intangible assets which consist of programs and contracts assets, and were valued using the excess earnings method discounted cash flow approach, incorporating Level 3 inputs as described under the fair value hierarchy of Topic 820. These unobservable inputs reflect the Company's own judgment about which assumptions market participants would use in pricing an asset on a non-recurring basis. The intangible assets are expected to be amortized over the estimated useful life of 12 years. The goodwill of $346.5 million is primarily attributable to Liberty's specialized workforce and the expected synergies between the Company and Liberty.

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Purchase Price Allocation
The following table summarizes the cumulative consideration paid and the preliminary allocation of the purchase price paid for Tracepoint and Liberty:

Cash consideration (gross of cash acquired and including net adjustments)	$789,108
Fair value of non-controlling interest	79,997
Total purchase consideration	869,105

Purchase price allocation:
Cash	9,096
Current assets	57,562
Operating lease right-of-use asset	2,532
Other long-term assets	2,495
Intangible assets	399,500
Current liabilities	(41,216)
Operating lease liabilities-current	(1,017)
Operating lease liabilities-long term	(1,516)
Total fair value of identifiable net assets acquired	$427,436

Preliminary goodwill	$441,669
The acquisitions of Liberty and Tracepoint were accounted for under the acquisition method of accounting, which requires the total acquisition consideration to be allocated to the assets acquired and liabilities assumed based on an estimate of the acquisition date fair value, with the difference reflected in goodwill.
The fair values of assets acquired and liabilities assumed are preliminary and based on valuation estimates and assumptions. The accounting for business combinations require estimates and judgments regarding expectations of future cash flows of the acquired business, and the allocations of those cash flows to identifiable tangible and intangible assets. The estimates and assumptions underlying the preliminary valuations are subject to collection of information necessary to complete the valuations (specifically related to projected financial information) within the measurement periods, which are up to one year from the respective acquisition dates. Although the Company does not currently expect material changes to the initial value of net assets acquired, the Company continues to evaluate assumptions related to the valuation of the assets acquired and liabilities assumed. Any adjustments to our estimates of purchase price allocation will be made in the periods in which the adjustments are determined, and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition dates. Adjustments recorded during the three and six months ended September 30, 2021 were not material to our results from operations. As of September 30, 2021, the Company has not finalized the determination of fair values allocated to various assets and liabilities, including, but not limited to, accounts receivable, intangible assets, property, plant, and equipment, other current and long-term assets, accounts payable and accrued liabilities, and goodwill.

Pro forma results of operations for these acquisitions in the aggregate are not presented because these acquisitions are not material to the Company's condensed consolidated results of operations.

Goodwill
As of September 30, 2021 and March 31, 2021, goodwill was $2,022.8 million and $1,581.2 million, respectively. The increase in the carrying amount of goodwill was attributable to the Company's acquisitions of Liberty and Tracepoint, and the majority of goodwill is expected to be deductible for tax purposes.

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Intangible Assets
Intangible assets consisted of the following:

	September 30, 2021			March 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Amortizable intangible assets:
Customer relationships and other amortizable intangible assets(1)	$481,900	$69,366	$412,534	$82,400	$50,503	$31,897
Software	121,518	41,972	79,546	114,972	29,941	85,031
Total amortizable intangible assets	$603,418	$111,338	$492,080	$197,372	$80,444	$116,928
Unamortizable intangible assets:
Trade name	$190,200	$—	$190,200	$190,200	$—	$190,200
Total	$793,618	$111,338	$682,280	$387,572	$80,444	$307,128
(1)The increase in the carrying amount of customer relationships and other amortizable intangible assets was attributable to the Company's acquisitions of Liberty and Tracepoint.
The following table summarizes the remainder of fiscal 2022 and estimated annual amortization expense for future periods:

Fiscal Year Ending
Remainder of 2022	$44,563
2023	82,319
2024	68,904
2025	59,591
2026	52,732
Thereafter	183,971
$492,080
Amortization expense for the three months ended September 30, 2021 and September 30, 2020 was $20.4 million and $5.0 million, respectively. Amortization expense for the six months ended September 30, 2021 and September 30, 2020 was $30.7 million and $9.8 million, respectively.

6. ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES
Accounts payable and other accrued expenses consisted of the following:

	September 30, 2021	March 31, 2021
Vendor payables	$483,807	$371,744
Accrued expenses	374,998	295,227
Total accounts payable and other accrued expenses	$858,805	$666,971
Accrued expenses consisted primarily of the Company’s provision for claimed indirect costs, which were approximately $276.9 million and $263.2 million as of September 30, 2021 and March 31, 2021, respectively. See Note 17 for further discussion of this provision.

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
7. ACCRUED COMPENSATION AND BENEFITS
Accrued compensation and benefits consisted of the following:

	September 30, 2021	March 31, 2021
Bonus	$56,052	$130,565
Retirement	79,724	44,474
Vacation	204,486	202,100
Other	44,432	48,476
Total accrued compensation and benefits	$384,694	$425,615
8. DEBT
Debt consisted of the following:

	September 30, 2021		March 31, 2021
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Term Loan A	1.58%	$1,273,642	1.61%	$1,289,764
Term Loan B	1.83%	382,266	1.86%	384,212
Senior Notes due 2028	3.88%	700,000	3.88%	700,000
Senior Notes due 2029	4.00%	500,000	—%	—
Less: Unamortized debt issuance costs and discount on debt		(23,446)		(17,380)
Total		2,832,462		2,356,596
Less: Current portion of long-term debt		(68,379)		(77,865)
Long-term debt, net of current portion		$2,764,083		$2,278,731

Credit Agreement
On June 24, 2021, Booz Allen Hamilton Inc. ("Booz Allen Hamilton"), Booz Allen Hamilton Investor Corporation ("Investor"), and certain wholly-owned subsidiaries of Booz Allen Hamilton, entered into the eighth amendment (the "Eighth Amendment") to the Credit Agreement dated as of July 31, 2012, as amended (the "Existing Credit Agreement" and, as amended, the "Credit Agreement"), with certain institutional lenders and Bank of America, N.A., as Administrative Agent and Collateral Agent. The Eighth Amendment added an additional tier in the pricing grid and extended the maturity applicable to both the Term Loan A ("Term Loan A") and revolving credit facility (the "Revolving Credit Facility") to June 24, 2026, increased the aggregate principal amount of the Revolving Credit Facility and the letter of credit sublimit thereunder, and made certain other amendments to the financial covenants and other terms under the Existing Credit Agreement. The interest rate and maturity date applicable to Term Loan B ("Term Loan B" and, together with Term Loan A, the "Term Loans") remained unchanged.
As of September 30, 2021, the Credit Agreement provided Booz Allen Hamilton with a $1,273.6 million Term Loan A, a $382.3 million Term Loan B, and a $1,000.0 million Revolving Credit Facility, with a sub-limit for letters of credit of $200.0 million (collectively, the "Secured Credit Facility"). As of September 30, 2021, the maturity date of Term Loan B was November 26, 2026. Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement (the "Guarantee") are secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor, and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement and related documentation. Subject to specified conditions, without the consent of the then-existing lenders (but subject to the receipt of commitments), the Term Loans or the Revolving Credit Facility may be expanded (or a new term loan facility or revolving credit facility added to the existing facilities) by up to (i) the greater of (x) $909 million and (y) 100% of consolidated EBITDA of Booz Allen Hamilton, as of the end of the most recently ended four quarter period for which financial statements have been delivered pursuant to the Credit Agreement plus (ii) the aggregate principal amount under which pro forma consolidated net senior secured leverage remains less than or equal to 3.50:1.00.
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
Booz Allen Hamilton occasionally borrows under the Revolving Credit Facility in anticipation of cash demands. For the three months ended September 30, 2021, Booz Allen Hamilton did not access its Revolving Credit Facility. For the six months ended September 30, 2021, Booz Allen Hamilton accessed $60.0 million of its Revolving Credit Facility, which was both borrowed and repaid in June 2021. For the three and six months ended September 30, 2020, Booz Allen Hamilton did not access its Revolving Credit Facility. As of September 30, 2021 and March 31, 2021, there was no outstanding balance on the Revolving Credit Facility.
The Credit Agreement requires quarterly principal payments of 1.25% of the stated principal amount of Term Loan A until maturity, and quarterly principal payments of 0.25% of the stated principal amount of Term Loan B until maturity.
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants include limitations on the following, in each case subject to certain exceptions: (i) indebtedness and liens; (ii) mergers, consolidations or amalgamations, liquidations, wind-ups or dissolutions, and disposition of all or substantially all assets; (iii) dispositions of property; (iv) restricted payments; (v) investments; (vi) transactions with affiliates; (vii) change in fiscal periods; (viii) negative pledges; (ix) restrictive agreements; (x) line of business; and (xi) speculative hedging. The events of default include the following, in each case subject to certain exceptions: (a) failure to make required payments under the Secured Credit Facility; (b) material breaches of representations or warranties under the Secured Credit Facility; (c) failure to observe covenants or agreements under the Secured Credit Facility; (d) failure to pay or default under certain other material indebtedness; (e) bankruptcy or insolvency; (f) certain Employee Retirement Income Security Act, or ERISA, events; (g) certain material judgments; (h) actual or asserted invalidity of the Guarantee and collateral agreements or the other security documents or failure of the guarantees or perfected liens thereunder; and (i) a change of control. In addition, Booz Allen Hamilton is required to meet certain financial covenants at each quarter end, namely consolidated net total leverage and consolidated net interest coverage ratios. As of September 30, 2021 and March 31, 2021, Booz Allen Hamilton was in compliance with all financial covenants associated with its debt and debt-like instruments.
For the three months ended September 30, 2021 and 2020, interest payments of $5.6 million and $5.8 million were made for Term Loan A, respectively, and $1.8 million and $1.9 million were made for Term Loan B, respectively. For the six months ended September 30, 2021 and 2020, interest payments of $10.5 million and $12.7 million were made for Term Loan A, respectively, and $3.6 million and $4.1 million were made for Term Loan B, respectively.
Borrowings under the Term Loans, and if used, the Revolving Credit Facility, incur interest at a variable rate. In accordance with Booz Allen Hamilton’s risk management strategy, between April 6, 2017 and April 4, 2019, Booz Allen Hamilton executed a series of interest rate swaps. As of September 30, 2021, Booz Allen Hamilton had interest rate swaps with an aggregate notional amount of $700.0 million. These instruments hedge the variability of cash outflows for interest payments on the Term Loans and Revolving Credit Facility. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense (see Note 9 to our condensed consolidated financial statements).
Senior Notes
On June 17, 2021, Booz Allen Hamilton issued $500.0 million aggregate principal amounts of its 4.000% Senior Notes due July 1, 2029 (the “Senior Notes due 2029”) under an Indenture, dated as of June 17, 2021, among Booz Allen Hamilton, certain subsidiaries of Booz Allen Hamilton, as guarantors (the “Subsidiary Guarantors”), and Wilmington Trust, National Association (in such capacity, the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of June 17, 2021, among Booz Allen Hamilton, the Subsidiary Guarantors and the Trustee. The Senior Notes due 2029 and the related guarantees are Booz Allen Hamilton’s and each Subsidiary Guarantors’ senior unsecured obligations and rank equally in right of payment with all of Booz Allen Hamilton’s and the Subsidiary Guarantors’ existing and future senior indebtedness and rank senior in right of payment to any of Booz Allen Hamilton’s and the Subsidiary Guarantors’ future subordinated indebtedness. The net proceeds from the sale of the Senior Notes due 2029 were used to fund the acquisition of Liberty and to pay related fees and expenses.

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

Interest on debt and debt-like instruments consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Term Loan A Interest Expense	$5,234	$5,722	$10,463	$12,640
Term Loan B Interest Expense	1,805	1,894	3,606	4,108
Interest on Revolving Credit Facility	—	—	25	799
Senior Notes Interest Expense	11,781	5,505	19,340	9,989
Amortization of Debt Issuance Cost (DIC) and Original Issue Discount (OID) (1)	1,165	1,106	2,294	2,176
Interest Swap Expense	4,087	5,364	9,530	9,805
Other	182	196	266	505
Total Interest Expense	$24,254	$19,787	$45,524	$40,022
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

9. DERIVATIVES
The Company utilizes derivative financial instruments to manage interest rate risk related to its variable rate debt. The Company’s objectives in using these interest rate derivatives, which were designated as cash flow hedges, are to manage its exposure to interest rate movements and reduce volatility of interest expense. The aggregate notional amount of all interest rate swap agreements was $700.0 million as of September 30, 2021. The swaps have staggered maturities, ranging from June 30, 2022 to June 30, 2025. These swaps mature within the last tranche of the Company's floating rate debt (November 26, 2026).
The floating-to-fixed interest rate swaps involve the exchange of variable interest amounts from a counterparty for the Company making fixed-rate interest payments over the life of the agreements without exchange of the underlying notional amount and effectively convert a portion of the variable rate debt into fixed interest rate debt.
Derivative instruments are recorded in the condensed consolidated balance sheet on a gross basis at estimated fair value. As of September 30, 2021, $15.2 million was classified for both other current liabilities and other long-term liabilities on the condensed consolidated balance sheet. As of March 31, 2021, $17.2 million and $21.0 million were classified as other current liabilities, and other long-term liabilities, respectively, on the condensed consolidated balance sheet.
For interest rate swaps designated as cash flow hedges, the changes in the fair value of derivatives is recorded in Accumulated Other Comprehensive Loss, or AOCL, net of taxes, and is subsequently reclassified into interest expense in the period that the hedged forecasted interest payments are made on the Company's variable-rate debt. The effect of derivative instruments on the accompanying condensed consolidated financial statements for the three and six months ended September 30, 2021 and 2020 is as follows:

		Three Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	Location of Gain or Loss Recognized in Income on Derivatives	Amount of (Loss) or Gain Recognized in AOCL on Derivatives		Amount of (Loss) or Gain Reclassified from AOCL into Income (1)
		2021	2020	2021	2020
Interest rate swaps	Interest expense	$(381)	$(408)	$(4,087)	$(5,364)
(1) The reclassifications from accumulated other comprehensive loss to net income was reduced by taxes of $1.1 million and $1.4 million for the three months ended September 30, 2021 and 2020, respectively.

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

		Six Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	Location of Gain or Loss Recognized in Income on Derivatives	Amount of (Loss) or Gain Recognized in AOCL on Derivatives		Amount of (Loss) or Gain Reclassified from AOCL into Income (2)
		2021	2020	2021	2020
Interest rate swaps	Interest expense	$(1,775)	$(6,795)	$(9,530)	$(9,805)
(2) The reclassifications from accumulated other comprehensive loss to net income was reduced by taxes of $2.5 million and $2.6 million for the six months ended September 30, 2021 and 2020, respectively.
Over the next 12 months, the Company estimates that $15.2 million will be reclassified as an increase to interest expense. Cash flows associated with periodic settlements of interest rate swaps will be classified as operating activities in the condensed consolidated statement of cash flows.
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

10. INCOME TAXES
The Company’s effective income tax rates were 23.0% and 22.4% for the three months ended September 30, 2021 and September 30, 2020, respectively, and 22.9% and 23.3% for the six months ended September 30, 2021 and 2020, respectively. Our effective tax rates for these periods differ from the federal statutory rate of 21.0% primarily due to the inclusion of state and foreign income taxes and permanent rate differences, which are predominantly related to certain executive compensation and the accrual of reserves for uncertain tax positions, offset by research and development tax credits, excess tax benefits for employee share-based compensation, and the Foreign Derived Intangible Income deduction.
The Company is currently contesting tax assessments from the District of Columbia Office of Tax and Revenue ("DC OTR") for fiscal years 2013 through 2015. The assessment relates to $11.7 million of taxes, net of federal tax benefits, as of September 30, 2021. During the second quarter of fiscal 2022, the Company received notification that the District of Columbia Office of Administrative Hearings ruled in favor of the DC OTR. The Company is currently appealing the decision with the District of Columbia Court of Appeals. The Company intends to continue to vigorously defend this matter. As a result of the ruling in favor of the DC OTR, the Company made an $8.6 million payment related to these assessments, consisting of $3.7 million of tax related to fiscal 2014 and 2015, as well as $4.9 million of penalties and interest. This payment was made under protest and, given the Company's belief that it will be recovered, the payment has been recorded as a long term income tax-receivable (a component of other long-term assets) on its condensed consolidated balance sheet. There has been no impact to income tax expense during fiscal 2022 related to this payment.
The Company has taken similar tax positions with respect to subsequent fiscal years. As of September 30, 2021, the Company does not maintain reserves for any uncertain tax positions related to the contested tax benefits related to 2013 through 2015, nor does it maintain reserves for the similar tax positions taken in the subsequent fiscal years. If an adverse final resolution were to occur with respect to uncertain tax positions related to the contested tax benefits or the similar tax positions taken for fiscal years 2013 through 2020, the total potential future tax expense that would arise would be approximately $40.2 million to $55.0 million, net of federal benefits.
The Company maintained reserves for uncertain tax positions of $70.5 million and $62.9 million as of September 30, 2021 and March 31, 2021, respectively, $11.1 million of which is reflected as a reduction to deferred taxes with the remaining balance included in other long-term liabilities in the accompanying condensed consolidated balance sheets. As of September 30, 2021, the Company's reserves for uncertain tax positions are related entirely to research and development tax credits. During the second quarter of fiscal 2022, the Company received a notice from the IRS that the Company's fiscal years 2016, 2017, and 2019 were selected for examination. The Company will continue to evaluate its reserves for uncertain tax positions in conjunction with the IRS examination, and as of September 30, 2021 does not believe any modifications to the previously recorded reserves are necessary.

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
11. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	September 30, 2021	March 31, 2021
Postretirement benefit obligations	128,686	126,054
Reserves for uncertain tax positions	60,738	53,203
Other(1)	50,456	51,727
Total other long-term liabilities	$239,880	$230,984

(1) Components of other long-term liabilities at September 30, 2021 and March 31, 2021 primarily include the Company's long-term deferred compensation plan liability, the long-term liability portion of derivative instruments, and the long-term disability obligation.

12. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company sponsors the Employees’ Capital Accumulation Plan, or ECAP, which is a qualified defined contribution plan that covers eligible U.S. and certain international employees. ECAP provides for distributions to participants by reason of retirement, death, disability, or termination of employment. The Company provides an annual matching contribution of up to 6% of eligible annual compensation. Total expenses recognized under ECAP were $42.7 million and $40.2 million for the three months ended September 30, 2021 and 2020, respectively, and $85.9 million and $81.3 million for the six months ended September 30, 2021 and 2020, respectively.
Defined Benefit Plan
The Company provides postretirement healthcare benefits to former officers under a medical indemnity insurance plan, with premiums paid by the Company. This plan is referred to as the Officer Medical Plan.
The components of net postretirement medical expense for the Officer Medical Plan were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Service cost	$1,626	$1,414	$3,252	$2,828
Interest cost	1,016	1,059	2,032	2,118
Total postretirement medical expense	$2,642	$2,473	$5,284	$4,946
The service cost component of net periodic benefit cost is included in cost of revenue and general and administrative expenses, and the non-service cost components of net periodic benefit cost (interest cost and net actuarial loss) is included as part of Other (expense) income, net in the accompanying condensed consolidated statements of operations.
As of September 30, 2021 and March 31, 2021, the unfunded status of the post-retirement medical plan was $124.1 million and $121.5 million, respectively, which is included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
13. ACCUMULATED OTHER COMPREHENSIVE LOSS
All amounts recorded in other comprehensive loss are related to the Company's post-retirement plans and interest rate swaps designated as cash flow hedges. The following table shows the changes in accumulated other comprehensive loss, net of tax:

	Three Months Ended September 30, 2021			Six Months Ended September 30, 2021
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of period	$(1,543)	$(25,215)	$(26,758)	$(1,562)	$(28,209)	$(29,771)
Other comprehensive loss before reclassifications(1)	—	(281)	(281)	—	(1,312)	(1,312)
Amounts reclassified from accumulated other comprehensive loss	20	3,020	3,040	39	7,045	7,084
Net current-period other comprehensive income	20	2,739	2,759	39	5,733	5,772
End of period	$(1,523)	$(22,476)	$(23,999)	$(1,523)	$(22,476)	$(23,999)
(1) Changes in other comprehensive income (loss) before reclassification for derivatives designated as cash flow hedges are recorded net of tax benefits of $0.1 million and $0.5 million for the three and six months ended September 30, 2021, respectively.

	Three Months Ended September 30, 2020			Six Months Ended September 30, 2020
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of period	$(4,105)	$(43,313)	$(47,418)	$(4,127)	$(41,874)	$(46,001)
Other comprehensive loss before reclassifications(2)	—	(301)	(301)	—	(5,023)	(5,023)
Amounts reclassified from accumulated other comprehensive loss	22	3,965	3,987	44	7,248	7,292
Net current-period other comprehensive income	22	3,664	3,686	44	2,225	2,269
End of period	$(4,083)	$(39,649)	$(43,732)	$(4,083)	$(39,649)	$(43,732)
(2) Changes in other comprehensive income (loss) before reclassification for derivatives designated as cash flow hedges are recorded net of tax benefits of $0.1 million and $1.8 million for the three and six months ended September 30, 2020, respectively.

14. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense recognized in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$6,712	$5,769	$12,597	$10,267
General and administrative expenses	9,272	9,030	15,831	15,365
Total	$15,984	$14,799	$28,428	$25,632

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
The following table summarizes the total stock-based compensation expense recognized in the condensed consolidated statements of operations by the following types of equity awards:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Equity Incentive Plan Options	$652	$684	$1,225	$1,130
Restricted Stock Awards	$15,332	14,115	27,203	24,502
Total	$15,984	$14,799	$28,428	$25,632

As of September 30, 2021, there was $77.2 million of total unrecognized compensation cost related to unvested stock-based compensation agreements. The unrecognized compensation cost as of September 30, 2021 is expected to be fully amortized over the next 4.9 years. Absent the effect of accelerating stock compensation cost for any departures of employees who may continue to vest in their equity awards, the following table summarizes the unrecognized compensation cost and the weighted-average period the cost is expected to be amortized.

	September 30, 2021
	Unrecognized Compensation Cost	Weighted Average Remaining Period to be Recognized (in years)
Equity Incentive Plan Options	$3,761	3.53
Restricted Stock Awards	73,428	1.81
Total	$77,189

Equity Incentive Plan
As of September 30, 2021, there were 1,373,926 EIP options outstanding, of which 594,095 were unvested.
During the three months ended September 30, 2021, the Board of Directors granted 259,393 restricted stock units to certain employees of the Company. The aggregate value of these awards was $22.8 million based on the grant date stock price, which ranged from $81.68 to $89.78.

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
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The financial instruments measured at fair value in the accompanying condensed consolidated balance sheets consist of the following:

	Recurring Fair Value Measurements as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Long-term deferred compensation plan asset (1)	19,263	—	—	19,263
Total Assets	$19,263	$—	$—	$19,263
Liabilities:
Contingent consideration liability (2)	$—	$—	$1,223	1,223
Current derivative instruments (3)	—	15,183	—	15,183
Long-term derivative instruments (3)	—	15,225	—	15,225
Long-term deferred compensation plan liability (1)	19,263	—	—	19,263
Total Liabilities	$19,263	$30,408	$1,223	$50,894

	Recurring Fair Value Measurements as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Long-term deferred compensation plan asset (1)	14,142	—	—	14,142
Total Assets	$14,142	$—	$—	$14,142
Liabilities:
Contingent consideration liability (2)	$—	$—	$1,223	$1,223
Current derivative instruments (3)	—	17,163	—	17,163
Long-term derivative instruments (3)	—	20,999	—	20,999
Long-term deferred compensation plan liability (1)	14,142	—	—	14,142
Total Liabilities	$14,142	$38,162	$1,223	$53,527
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
(2) The Company recognized a contingent consideration liability of $3.6 million in connection with its acquisition of Aquilent in fiscal 2017. As of both September 30, 2021 and March 31, 2021, the estimated fair value of the contingent consideration liability was $1.2 million, and was valued using probability-weighted cash flows, which is based on the use of Level 3 fair value measurement inputs.
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
We did not have any material items that were measured at fair value on a non-recurring basis as of September 30, 2021, with the exception of the assets and liabilities acquired through the acquisitions of Liberty and Tracepoint (see Note 5).
The fair value of the Company's cash and cash equivalents, which are Level 1 inputs, approximated its carrying values at September 30, 2021 and March 31, 2021. The fair value of the Company's debt instruments approximated its carrying value at September 30, 2021 and March 31, 2021. The fair value of debt is determined using quoted prices or other market information obtained from recent trading activity of each debt tranche in markets that are not active (Level 2 inputs). The fair value is corroborated by prices derived from the interest rate spreads of recently completed leveraged loan transactions of a similar

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
credit profile, industry, and terms to that of the Company. The fair value of the Senior Notes due 2029 and Booz Allen Hamilton's 3.875% Senior Notes due 2028 (the "Senior Notes due 2028") is determined using quoted prices or other market information obtained from recent trading activity in the high-yield bond market (Level 2 inputs).
16. RELATED-PARTY TRANSACTIONS
Two of our directors served on the board of directors of a subcontractor to which the Company subcontracted $17.3 million and $21.7 million of services for the three months ended September 30, 2021 and 2020, respectively, and $35.1 million and $45.0 million of services for the six months ended September 30, 2021 and 2020, respectively. The subcontractor was acquired by another company in August 2021, at which point the two directors ceased to serve on the board of directors.

17. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Third-Party Guarantees
As of September 30, 2021 and March 31, 2021, the Company was contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that totaled $8.2 million and $9.8 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At both September 30, 2021 and March 31, 2021, approximately $0.9 million of these instruments reduced the available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $20.0 million facility, originally established in fiscal 2015 and most recently increased to $20.0 million in fiscal 2021, of which $12.7 million and $11.1 million were available to the Company at September 30, 2021 and March 31, 2021, respectively.
Government Contracting Matters - Provision for Claimed Indirect Costs
For the three months ended September 30, 2021 and 2020, approximately 98% and 97% of the Company's revenue was generated from contracts where the end user was an agency or department of the U.S. government, including contracts where the Company performed either as a prime contractor or subcontractor, and regardless of the geographic location in which the work was performed. For the six months ended September 30, 2021 and 2020, approximately 98% and 97% and of the Company's revenue, respectively, was generated from such contracts. U.S. government contracts and subcontracts are subject to extensive legal and regulatory requirements. As noted in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2021, in the ordinary course of business, agencies of the U.S. government, including the Defense Contract Audit Agency (DCAA), audit the Company’s claimed indirect costs and conduct inquiries and investigations of our business practices with respect to government contracts to determine whether the Company's operations are conducted in accordance with these requirements and the terms of the relevant contracts. Management believes it has recorded the appropriate provision for claimed indirect costs for any audit, inquiry, or investigation of which it is aware that may be subject to any reductions and/or penalties. As of September 30, 2021 and March 31, 2021, the Company had recorded liabilities of approximately $276.9 million and $263.2 million, respectively, for estimated adjustments to claimed indirect costs based on its historical DCAA audit results, including the final resolution of such audits with the Defense Contract Management Agency, for claimed indirect costs incurred subsequent to fiscal 2011, and for contracts not yet closed that are subject to audit and final resolution.
Litigation
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government, which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of September 30, 2021 and March 31, 2021, there were no material amounts accrued in the condensed consolidated financial statements related to these proceedings. As previously disclosed in Note 21 to the consolidated financial statements of the

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
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
Overview
We are a leading provider of management and technology consulting, analytics, engineering, digital solutions, mission operations, and cyber services to U.S. and international governments, major corporations, and not-for-profit organizations. Our ability to deliver value to our clients has always been, and continues to be, a product of the strong character, expertise and tremendous passion of our people. Our approximately 29,200 employees work to solve hard problems by making clients' missions their own, combining decades of consulting and domain expertise with functional expertise in areas such as analytics, digital solutions, engineering, and cyber, all fostered by a culture of innovation that extends to all reaches of the company.
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

Financial and Other Highlights
During the second quarter of fiscal 2022, the Company generated year over year revenue growth and increased client staff headcount.
Revenue increased 4.3% from the three months ended September 30, 2020 to the three months ended September 30, 2021 and increased 3.0% from the six months ended September 30, 2020 to the six months ended September 30, 2021. Growth was primarily driven by solid operational performance and the revenue impact of acquisitions during the three and six months ended September 30, 2021, partially offset by higher than normal staff utilization in the comparable prior year period.
Operating income increased 5.4% to $218.4 million in the three months ended September 30, 2021 from $207.2 million in the three months ended September 30, 2020, which reflects an increase in operating margin from 10.3% to 10.4%. Operating income decreased 9.9% to $359.6 million in the six months ended September 30, 2021 from $399.1 million in the six months ended September 30, 2020, which reflects a decrease in operating margin from 10.0% to 8.8%. The increases in operating income and operating margin for the three months ended September 30, 2021 were primarily driven by strong contract performance, including the impact of acquisitions during the quarter, and cost management of unallowable spending. In addition, in the prior year, the inability to recognize revenue on, or bill for, fee on certain contracts involving a ready workforce of approximately $7.0 million was not present in the current year. Decreases in operating income and operating margin for the six months ended September 30, 2021 were impacted by acquisition costs of $80.5 million related to our acquisitions as more fully described in Note 5.
The Company also incurred incremental legal costs during the three and six months ended September 30, 2021 in response to the U.S. Department of Justice investigation and matters which purport to relate to the investigation, a portion of which was offset by the receipt of insurance reimbursements. We expect to incur additional costs in the future. Based on the information currently available, the Company is not able to reasonably estimate the expected long-term incremental legal costs or amounts that may be reimbursed associated with this investigation and these related matters.

We are monitoring the evolving situation related to COVID-19 and vaccine rollout, and we continue to work with our stakeholders to assess further possible implications to our business. We could be impacted by the implementation of our Company policy requiring full COVID-19 vaccinations of all employees, except for employees who qualify for medical or religious exemptions. Although we cannot currently predict the overall impact of COVID-19 and vaccine rollout, the longer the duration of the event, the more likely it is that it could have an adverse effect on our business, financial position, results of operations, billable expenses, and/or cash flows.
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
•"Adjusted EBITDA" represents net income before income taxes, net interest and other expense and depreciation and amortization and before certain other items, including financing transaction costs, supplemental employee benefits due to COVID-19, and acquisition-related costs. "Adjusted EBITDA Margin on Revenue" is calculated as Adjusted EBITDA divided by revenue. "Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses" is calculated as Adjusted EBITDA divided by Revenue, Excluding Billable Expenses. The Company prepares Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, and Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses to eliminate the impact of items it does not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary or non-recurring nature or because they result from an event of a similar nature.

•"Adjusted Net Income" represents net income before: (i) acquisition costs, (ii) financing transaction costs, (iii) supplemental employee benefits due to COVID-19, (iv) significant acquisition amortization, (v) gain on consolidation of equity method investment, (vi) research and development tax credits, (vii) release of income tax reserves, (viii) loss on debt extinguishment and (ix) amortization or write-off of debt issuance costs and debt discount, in each case net of the tax effect where appropriate calculated using an assumed effective tax rate. We prepare Adjusted Net Income to eliminate the impact of items, net of tax, we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature. We view Adjusted Net Income as an important indicator of performance consistent with the manner in which management measures and forecasts the Company's performance and the way in which management is incentivized to perform.
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

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except share and per share data)	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Revenue, Excluding Billable Expenses
Revenue	$2,106,038	$2,019,185	$4,095,104	$3,975,638
Less: Billable expenses	640,120	603,652	1,195,665	1,152,729
Revenue, Excluding Billable Expenses	$1,465,918	$1,415,533	$2,899,439	$2,822,909
Adjusted Operating Income
Operating Income	$218,367	$207,221	$359,624	$399,108
Acquisition costs (a)	13,680	—	80,469	—
Financing transaction costs (b)	—	—	2,348	—
COVID-19 supplemental employee benefits (c)	—	167	—	509
Significant acquisition amortization (d)	11,868	—	14,526	—
Adjusted Operating Income	$243,915	$207,388	$456,967	$399,617
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue & Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses
Net income	$154,834	$136,081	$246,936	$265,410
Income tax expense	46,127	39,319	73,479	80,806
Interest and other, net (e)	17,406	31,821	39,209	52,892
Depreciation and amortization	37,602	21,015	65,347	41,747
EBITDA	255,969	228,236	424,971	440,855
Acquisition costs (a)	13,680	—	80,469	—
Financing transaction costs (b)	—	—	2,348	—
COVID-19 supplemental employee benefits (c)	—	167	—	509
Adjusted EBITDA	$269,649	$228,403	$507,788	$441,364
Adjusted EBITDA Margin on Revenue	12.8%	11.3%	12.4%	11.1%
Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses	18.4%	16.1%	17.5%	15.6%
Adjusted Net Income
Net income	$154,834	$136,081	$246,936	$265,410
Acquisition costs (a)	13,680	—	80,469	—
Financing transaction costs (b)	—	—	2,348	—
COVID-19 supplemental employee benefits (c)	—	167	—	509
Significant acquisition amortization (d)	11,868	—	14,526	—
Gain on consolidation of equity method investment (f)	(5,666)	—	(5,666)	—
Research and development tax credits (g)	—	(2,928)	—	(2,928)
Release of income tax reserves (h)	—	—	—	(29)
Loss on debt extinguishment (i)	—	13,239	—	13,239
Amortization and write-off of debt issuance costs and debt discount	816	563	1,703	1,017
Adjustments for tax effect (j)	(5,381)	(3,640)	(24,279)	(3,839)
Adjusted Net Income	$170,151	$143,482	$316,037	$273,379
Adjusted Diluted Earnings Per Share
Weighted-average number of diluted shares outstanding	135,316,429	138,747,640	135,847,548	139,004,382
Adjusted Net Income Per Diluted Share (k)	$1.26	$1.03	$2.33	$1.97
Free Cash Flow
Net cash provided by operating activities	$470,408	$425,606	$459,746	$566,024
Less: Purchases of property, equipment and software	(20,667)	(18,026)	(29,675)	(38,084)
Free Cash Flow	$449,741	$407,580	$430,071	$527,940

(a)Represents costs associated with the acquisition efforts of the Company related to transactions for which the Company has entered into a letter of intent to acquire a controlling financial interest in the target entity. Acquisition costs primarily include costs associated with (i) due diligence activities, (ii) compensation expenses associated with employee retention, and (iii) legal and advisory fees associated with the completion of the acquisitions of Liberty and Tracepoint, as disclosed in Note 5.
(b)Reflects expenses associated with debt financing activities incurred during the first quarter of fiscal 2022.
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
(e)Reflects the combination of Interest expense and Other income (expense), net from the condensed consolidated statement of operations.
(f)Represents the Company’s remeasurement of its previously held equity method investment in Tracepoint to its fair value which resulted in a gain upon the acquisition of a controlling financial interest in Tracepoint.
(g)Reflects tax credits, net of reserves for uncertain tax positions, recognized in fiscal 2021 related to an increase in research and development credits available for fiscal years 2016 to 2019.
(h)Release of pre-acquisition income tax reserves assumed by the Company in connection with the Carlyle acquisition.
(i)Reflects the loss on debt extinguishment resulting from the redemption of Booz Allen Hamilton Inc.'s 5.125% Senior Notes due 2025 ("Senior Notes due 2025"), including $9.0 million of the premium paid at redemption, and write-off of the unamortized debt issuance cost.
(j)Reflects the tax effect of adjustments at an assumed effective tax rate of 26%, which approximates the blended federal and state tax rates, and consistently excludes the impact of other tax credits and incentive benefits realized.
(k)Excludes adjustments of approximately $1.1 million and $1.5 million of net earnings for the three and six months ended September 30, 2021, respectively, and excludes adjustments of approximately $0.8 million and $1.5 million of net earnings for the three and six months ended September 30, 2020, respectively, associated with the application of the two-class method for computing diluted earnings per share.
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

•cost-cutting and efficiency initiatives, current and future budget restrictions, continued implementation of Congressionally mandated automatic spending cuts and other efforts to reduce U.S. government spending could cause clients to reduce or delay funding for orders for services or invest appropriated funds on a less consistent or rapid basis or not at all, particularly when considering long-term initiatives and in light of current uncertainty around Congressional efforts to approve funding of the U.S. government and to craft a long-term agreement on the U.S. government's ability to incur indebtedness in excess of its current limits prior to December 3, 2021, the date on which legislation relating to the U.S. government's debt limit expires, and generally in the current political environment, there is a risk that clients will not issue task orders in sufficient volume to reach current contract ceilings, alter historical patterns of contract awards, including the typical increase in the award of task orders or completion of other contract actions by the U.S. government in the period before the end of the U.S. government's fiscal year on September 30, delay requests for new proposals and contract awards, rely on short-term extensions and funding of current contracts, or reduce staffing levels and hours of operation;
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
•the extent, nature and effect of COVID-19, including the impact on federal budgets, current and pending procurements, supply chains, demand for services, deployment and productivity of our employees and the economic and societal impact of a pandemic, and the expected continued volatility in billable expenses, as well as the impact of our Company policy requiring full COVID-19 vaccinations of all employees, except for employees who qualify for medical or religious exemptions;
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
The table below presents the percentage of total revenue for each type of contract:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Cost-reimbursable	53%	56%	55%	56%
Time-and-materials	24%	25%	24%	25%
Fixed-price	23%	19%	21%	19%

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
Our People
Revenue from our contracts is derived from services delivered by consulting staff and, to a lesser extent, from our subcontractors. Our ability to hire, retain, and deploy talent with skills appropriately aligned with client needs is critical to our ability to grow our revenue. We continuously evaluate whether our talent base is properly sized and appropriately compensated, and contains an optimal mix of skills to be cost competitive and meet the rapidly evolving needs of our clients. We seek to achieve that result through recruitment and management of capacity and compensation. As of September 30, 2021 and 2020, we employed approximately 29,200 and 27,600 people, respectively, of which approximately 26,100 and 24,800, respectively, were consulting staff.
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
The following table summarizes the value of our contract backlog at the respective dates presented:

	September 30, 2021	September 30, 2020
	(In millions)
Backlog:
Funded	$4,917	$4,482
Unfunded	9,528	6,159
Priced options	14,550	13,933
Total backlog	$28,995	$24,574

(1)    Backlog presented as of September 30, 2021 includes backlog acquired from the Company's acquisitions made during the six months ended September 30, 2021. Total backlog acquired was approximately $2.1 billion as of September 30, 2021.

Our total backlog consists of remaining performance obligations, certain orders under contracts for which the period of performance has expired, and unexercised option period and other unexercised optional orders. As of September 30, 2021 and March 31, 2021, the Company had $8.1 billion and $6.7 billion of remaining performance obligations, respectively. We expect to recognize approximately 70% of the remaining performance obligations at September 30, 2021 as revenue over the next 12 months, and approximately 85% over the next 24 months. The remainder is expected to be recognized thereafter. However, given the uncertainties discussed below, as well as the risks described in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 and Part II, "Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q, we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all. Our backlog includes orders under contracts that in some cases extend for several years. The U.S. Congress generally appropriates funds for our clients on a yearly basis, even though their contracts with us may call for performance that is expected to take a number of years to complete. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until the U.S. Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.
We view growth in total backlog and consulting staff headcount as the two key measures of our potential business growth. Growing and deploying consulting staff is the primary means by which we are able to achieve revenue growth. To the extent that we are able to hire additional consulting staff and deploy them against funded backlog, we generally recognize increased revenue. Total backlog increased by 18.0% from September 30, 2020 to September 30, 2021. Additions to funded backlog during the twelve months ended September 30, 2021 totaled $8.4 billion in comparison to $7.9 billion for the comparable period in 2020, as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options. We report internally on our backlog on a monthly basis and review backlog upon occurrence of certain events to determine if any adjustments are necessary.
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
In addition, contract backlog includes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the funded backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a predetermined expiration date such as the end of the U.S. government's fiscal year. The revenue value of orders included in contract backlog that has not been recognized as revenue due to period of performance expirations has not exceeded approximately 5.1% of total backlog as of September 30, 2021 and any of the four preceding fiscal quarters.
We expect to recognize revenue from a substantial portion of funded backlog as of September 30, 2021 within the next twelve months. However, given the uncertainties discussed above, as well as the risks described in Part I, Item 1A, of our Annual Report on Form 10-K and in Part II, Item 1A. of this Quarterly Report on Form 10-Q, we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all.
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

Results of Operations
The following table sets forth items from our condensed consolidated statements of operations for the periods indicated. Significant trends and changes are discussed within each section for the three and six months ended September 30, 2021. Trends and changes that are consistent for both the three and six month periods are discussed on a six-month period basis only.

	Three Months Ended September 30,		Percent	Six Months Ended September 30,		Percent
	2021	2020	Change	2021	2020	Change
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
	(In thousands)			(In thousands)
Revenue	$2,106,038	$2,019,185	4.3%	$4,095,104	$3,975,638	3.0%
Operating costs and expenses:
Cost of revenue	947,689	942,597	0.5%	1,910,408	1,891,499	1.0%
Billable expenses	640,120	603,652	6.0%	1,195,665	1,152,729	3.7%
General and administrative expenses	262,260	244,700	7.2%	564,060	490,555	15.0%
Depreciation and amortization	37,602	21,015	78.9%	65,347	41,747	56.5%
Total operating costs and expenses	1,887,671	1,811,964	4.2%	3,735,480	3,576,530	4.4%
Operating income	218,367	207,221	5.4%	359,624	399,108	(9.9)%
Interest expense	(24,254)	(19,787)	22.6%	(45,524)	(40,022)	13.7%
Other income (expense), net	6,848	(12,034)	NM	6,315	(12,870)	NM
Income before income taxes	200,961	175,400	14.6%	320,415	346,216	(7.5)%
Income tax expense	46,127	39,319	17.3%	73,479	80,806	(9.1)%
Net income	$154,834	$136,081	13.8%	$246,936	$265,410	(7.0)%
NM - Not meaningful.
Revenue
Revenue increased to $2,106.0 million from $2,019.2 million, or a 4.3% increase, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, and increased to $4,095.1 million from $3,975.6 million, or a 3.0% increase, for the six months ended September 30, 2021 as compared to the six months ended September 30, 2020. The increases were primarily driven by solid operational performance and the revenue impact of acquisitions during the three and six months ended September 30, 2021 of approximately $90.0 million and $106.0 million, respectively. This was partially offset by higher than normal staff utilization in the comparable prior year period. Total headcount as of September 30, 2021 increased approximately 1,590 as compared to September 30, 2020.
Cost of Revenue
Cost of revenue as a percentage of revenue was 45.0% and 46.7% for the three months ended September 30, 2021 and 2020, respectively, and 46.7% and 47.6% for the six months ended September 30, 2021 and 2020, respectively. The decrease in cost of revenue as a percentage of revenue was due to our growth in revenue outpacing our growth in cost of revenue, primarily due to profitable contract level performance and mix, which includes the effect of acquisitions during the quarter. Cost of revenue increased to $947.7 million from $942.6 million, or a 0.5% increase, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, and increased to $1,910.4 million from $1,891.5 million, or a 1.0% increase, for the six months ended September 30, 2021 as compared to the six months ended September 30, 2020. The increases were primarily due to increases in salaries and salary-related benefits in the three and six months ended September 30, 2021 of $46.7 million and $81.7 million, respectively, driven by increased headcount and annual base salary increases, partially offset by decreases in other direct costs of $48.7 million and $75.4 million, respectively.

Billable Expenses
Billable expenses as a percentage of revenue were 30.4% and 29.9% for the three months ended September 30, 2021 and 2020, respectively, and 29.2% and 29.0% for the six months ended September 30, 2021 and 2020, respectively. Billable expenses increased to $640.1 million from $603.7 million, or a 6.0% increase, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, and increased to $1,195.7 million from $1,152.7 million, or a 3.7% increase, for the six months ended September 30, 2021 as compared to the six months ended September 30, 2020. Increases were primarily attributable to increases in expenses from contracts that require the Company to incur other direct expenses and travel on behalf of clients as compared to the prior year period, partially offset by a decrease in the use of subcontractors driven by client demand and timing of client needs.
General and Administrative Expenses
General and administrative expenses as a percentage of revenue were 12.5% and 12.1% for the three months ended September 30, 2021 and 2020, respectively, and 13.8% and 12.3% for the six months ended September 30, 2021 and 2020, respectively. General and administrative expenses increased to $262.3 million from $244.7 million, or a 7.2% increase, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 and increased to $564.1 million from $490.6 million, or a 15.0% increase, for the six months ended September 30, 2021 as compared to the six months ended September 30, 2020. The increases were primarily due to $13.7 million and $80.5 million of acquisition costs associated with our acquisitions of Liberty and Tracepoint incurred during the three and six months ended September 30, 2021, respectively. In addition, salaries and salary-related benefits in the three and six months ended September 30, 2021 increased $11.6 million and $17.9 million, respectively, partially offset by decreases in other business expenses and professional fees.
Depreciation and Amortization
Depreciation and amortization increased to $37.6 million from $21.0 million, or a 78.9% increase, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, and increased to $65.3 million from $41.7 million, or a 56.5% increase, for the six months ended September 30, 2021 as compared to the six months ended September 30, 2020, primarily due to increases in intangible amortization related to the acquisitions in fiscal 2022, and depreciation expense resulting from the implementation of our new financial management systems on April 1, 2021.
Interest Expense
Interest expense increased to $24.3 million from $19.8 million, or a 22.6% increase, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, and increased to $45.5 million from $40.0 million, or a 13.7% increase, for the six months ended September 30, 2021 as compared to the six months ended September 30, 2020, respectively, primarily due to increased expense related to the Senior Notes due 2029 (as defined below) and the Senior Notes due 2028 (as defined below).
Other Income (Expense), net
Other income (expense), net increased to a $6.8 million net other income from a $12.0 million net other expense for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, respectively, and increased to a $6.3 million net other income from a $12.9 million net other expense for the six months ended September 30, 2021 as compared to the six months ended September 30, 2020, respectively. The increases were primarily due to the $13.2 million loss on debt extinguishment resulting from the redemption of the 2017 Senior Notes recognized in the second quarter of fiscal 2021, and the $5.7 million gain from the Company’s remeasurement of its previously held equity method investment in Tracepoint in the second quarter of fiscal 2022.
Income Tax Expense
Income tax expense increased to $46.1 million from $39.3 million, or a 17.3% increase, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, respectively, and decreased to $73.5 million from $80.8 million, or a 9.1% decrease, for the six months ended September 30, 2021 as compared to the six months ended September 30, 2020, respectively. The changes were primarily due to changes in pre-tax income as compared to the prior year period, in addition to discrete items recorded in the prior year period not recurring in the current period. The effective tax rate increased to 23.0% for the three months ended September 30, 2021 from 22.4% for the three months ended September 30, 2020, and decreased to 22.9% for the six months ended September 30, 2021 from 23.3% for the six months ended September 30, 2020.

Liquidity and Capital Resources
The following table presents selected financial information as of September 30, 2021 and March 31, 2021 and for the first six months of fiscal 2022 and 2021:

	September 30, 2021	March 31, 2021
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$788,697	$990,955
Total debt	2,832,462	2,356,596

	Six Months Ended September 30,
	2021	2020
	(Unaudited)	(Unaudited)
	(In thousands)
Net cash provided by operating activities	$459,746	$566,024
Net cash used in investing activities	(811,256)	(38,084)
Net cash provided by financing activities	149,252	5,349
Total (decrease) increase in cash and cash equivalents	$(202,258)	$533,289
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
Operating Cash Flow
Net cash provided by operations is primarily affected by the overall profitability of our contracts, our ability to invoice and collect cash from clients in a timely manner, our ability to manage our vendor payments and the timing of cash paid for income taxes. Continued uncertainty in global economic conditions, as well as any impact on the budget and debt ceiling pending Congressional negotiations, including any impact as a result of new legislation extending the date on which the U.S. government's debt limit expires to December 3, 2021, may also affect our business as customers and suppliers may decide to downsize, defer, or cancel contracts, which could negatively affect the operating cash flows. Net cash provided by operations was $459.7 million for the six months ended September 30, 2021 compared to $566.0 million in the prior year period. The decrease in operating cash flows was primarily driven by lower collections on accounts receivable, largely attributable to timing around receivables associated with the integration of our new enterprise financial system, as well as approximately $80.5 million of acquisition costs incurred and paid during fiscal 2022, primarily associated with our acquisition of Liberty. These impacts were partially offset by lower disbursements in the first half of fiscal 2022.
Investing Cash Flow
Net cash used in investing activities was $811.3 million in the six months ended September 30, 2021 compared to $38.1 million in the prior year period. The increase in net cash used in investing activities was primarily due to the Company's acquisitions of Liberty and Tracepoint, partially offset by a decrease in capital expenditures over the prior period, driven by lower spend related to the implementation of our new financial management systems on April 1, 2021 as compared to the prior year period, as well as lower facilities expenses reflecting the investment in technology and tools needed to support the virtual work environment.
Financing Cash Flow
Net cash provided by financing activities was $149.3 million in the six months ended September 30, 2021 compared to $5.3 million in the prior year period. The increase in net cash provided by financing activities was primarily due to an increase in net proceeds of $152.2 million received from the fiscal 2022 issuance of the Senior Notes due 2029 as compared to the proceeds received from the fiscal 2021 issuance of the Senior Notes due 2028 and a $20.9 million decrease in payments on the Company's term loans over the prior year period. This was partially offset by a $100.0 million draw on the Revolving Credit Facility in the prior year and an increase in share repurchases of $116.1 million as compared to the prior year period.
Dividends and Share Repurchases
On October 29, 2021, the Company announced a regular quarterly cash dividend in the amount of $0.37 per share. The quarterly dividend is payable on December 2, 2021 to stockholders of record on November 15, 2021.

During the three and six months ended September 30, 2021, quarterly cash dividends of $0.37 and $0.74 per share, respectively, were declared and paid totaling $51.2 million and $101.9 million, respectively. During the three and six months ended September 30, 2020, quarterly cash dividends of $0.31 and $0.62 per share, respectively, were declared and paid totaling $43.0 million and $86.8 million.
On December 12, 2011, the Board of Directors approved a share repurchase program, which was most recently increased to $1,710.0 million on January 27, 2021. The Company may repurchase shares pursuant to the program by means of open market repurchases, directly negotiated repurchases or through agents acting pursuant to negotiated repurchase agreements. During the first half of fiscal 2022, the Company purchased 2.4 million shares of the Company's Class A Common Stock for an aggregate of $203.7 million. As of September 30, 2021, the Company had approximately $387.8 million of remaining capacity under its repurchase program.
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
Indebtedness
On June 24, 2021, Booz Allen Hamilton Inc. ("Booz Allen Hamilton"), Booz Allen Hamilton Investor Corporation, and certain wholly-owned subsidiaries of Booz Allen Hamilton, entered into the eighth amendment (the "Eighth Amendment") to the Credit Agreement dated as of July 31, 2012, as amended (the "Existing Credit Agreement" and, as amended, the "Credit Agreement"), with certain institutional lenders and Bank of America, N.A., as Administrative Agent and Collateral Agent. The Eighth Amendment added an additional tier in the pricing grid and extended the maturity applicable to both the Term Loan A (the "Term Loan A") and revolving credit facility (the "Revolving Credit Facility") to June 24, 2026, increased the aggregate principal amount of the Revolving Credit Facility and the letter of credit sublimit thereunder, and made certain other amendments to the financial covenants and other terms under the Existing Credit Agreement. The interest rate and maturity date applicable to the Term Loan B (the "Term Loan B" and, together with the Term Loan A, the "Term Loans") remained unchanged.

As of September 30, 2021, the Credit Agreement provided Booz Allen Hamilton with a $1,273.6 million Term Loan A, a $382.3 million Term Loan B, and $1,000.0 million in New Revolving Commitments with a sub-limit for letters of credit of $200.0 million (collectively, the "Secured Credit Facility"). As of September 30, 2021, the maturity date of Term Loan B was November 26, 2026. Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement (the "Guarantee") are secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement and related documentation. Subject to specified conditions, without the consent of the then-existing lenders (but subject to the receipt of commitments), the Term Loans or the Revolving Credit Facility may be expanded (or a new term loan facility or revolving credit facility added to the existing facilities) by up to (i) the greater of (x) $909 million and (y) 100% of consolidated EBITDA of Booz Allen Hamilton, as of the end of the most recently ended four quarter period for which financial statements have been delivered pursuant to the Credit Agreement plus (ii) the aggregate principal amount under which pro forma consolidated net senior secured leverage remains less than or equal to 3.50:1.00.
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
Booz Allen Hamilton occasionally borrows under the Revolving Credit Facility in anticipation of cash demands. For the three months ended September 30, 2021, Booz Allen Hamilton did not access its Revolving Credit Facility. For the six months ended September 30, 2021, Booz Allen Hamilton accessed $60.0 million of its Revolving Credit Facility, which was repaid in June 2021. For the three and six months ended September 30, 2020, Booz Allen Hamilton did not access its Revolving Credit Facility. As of September 30, 2021 and March 31, 2021, there was no outstanding balance on the Revolving Credit Facility.
The Credit Agreement requires quarterly principal payments of 1.25% of the stated principal amount of Term Loan A until maturity and quarterly principal payments of 0.25% of the stated principal amount of Term Loan B until maturity.
As of September 30, 2021 and March 31, 2021, Booz Allen Hamilton was contingently liable under open standby letters of credit and bank guarantees issued by its banks in favor of third parties that totaled $8.2 million and $9.8 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. For both September 30, 2021 and March 31, 2021, approximately $0.9 million, of these instruments reduced the available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $20.0 million facility of which $12.7 million and $11.1 million, respectively, was available to Booz Allen Hamilton at September 30, 2021 and March 31, 2021. As of September 30, 2021, Booz Allen Hamilton had $999.1 million of capacity available for additional borrowings under the Revolving Credit Facility.
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants include limitations on the following, in each case subject to certain exceptions: (i) indebtedness and liens; (ii) mergers, consolidations or amalgamations, liquidations, wind-ups or dissolutions, and disposition of all or substantially all assets; (iii) dispositions of property; (iv) restricted payments; (v) investments; (vi) transactions with affiliates; (vii) change in fiscal periods; (viii) negative pledges; (ix) restrictive agreements; (x) line of business; and (xi) speculative hedging. The events of default include the following, in each case subject to certain exceptions: (a) failure to make required payments under the Secured Credit Facility; (b) material breaches of representations or warranties under the Secured Credit Facility; (c) failure to observe covenants or agreements under the Secured Credit Facility; (d) failure to pay or default under certain other material indebtedness; (e) bankruptcy or insolvency; (f) certain Employee Retirement Income Security Act, or ERISA events; (g) certain material judgments; (h) actual or asserted invalidity of the Guarantee and collateral agreements or the other security documents or failure of the guarantees or perfected liens thereunder; and (i) a change of control. Booz Allen Hamilton is required to meet certain financial covenants at each quarter end, namely consolidated net total leverage and consolidated net interest coverage ratios. As of September 30, 2021 and March 31, 2021, we were compliant with these covenants.
For the three months ended September 30, 2021 and 2020, interest payments of $5.6 million and $5.8 million were made for Term Loan A, respectively, and $1.8 million and $1.9 million were made for Term Loan B, respectively. For the six months ended September 30, 2021 and 2020, interest payments of $10.5 million and $12.7 million were made for Term Loan A, respectively, and $3.6 million and $4.1 million were made for Term Loan B, respectively.
Borrowings under the Term Loans and, if used, the Revolving Credit Facility, incur interest at a variable rate. In accordance with Booz Allen Hamilton's risk management strategy, Booz Allen Hamilton executed a series of interest rate swaps. As of September 30, 2021, Booz Allen Hamilton had interest rate swaps with an aggregate notional amount of $700.0 million. These instruments hedge the variability of cash outflows for interest payments on the Term Loans and Revolving Credit Facility. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense (See Note 9 to our condensed consolidated financial statements).
On June 17, 2021, Booz Allen Hamilton issued $500.0 million aggregate principal amounts of its 4.000% Senior Notes due July 1, 2029 (the “Senior Notes due 2029”) under an Indenture, dated as of June 17, 2021, among Booz Allen Hamilton, certain subsidiaries of Booz Allen Hamilton, as guarantors (the “Subsidiary Guarantors”), and Wilmington Trust, National Association (in such capacity, the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of June 17, 2021, among Booz Allen Hamilton, the Subsidiary Guarantors and the Trustee. The Senior Notes due 2029 and the related guarantees are Booz Allen Hamilton’s and each Subsidiary Guarantors’ senior unsecured obligations and rank equally in right of payment with all of Booz Allen Hamilton’s and the Subsidiary Guarantors’ existing and future senior indebtedness and rank senior in right of payment to any of Booz Allen Hamilton’s and the Subsidiary Guarantors’ future subordinated indebtedness. The net proceeds from the sale of the Senior Notes due 2029 were used to fund the acquisition of Liberty and to pay related fees and expenses.

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
On August 24, 2020, Booz Allen Hamilton issued $700.0 million aggregate principal amount of its 3.875% Senior Notes due 2028 (the “Senior Notes due 2028”). Interest is payable on the Senior Notes due 2028 semi-annually on March 1 and September 1 of each year, beginning on March 1, 2021, and the principal is due at maturity on September 1, 2028. In connection with the issuance of the Senior Notes due 2028, the Company recognized $9.2 million of issuance costs, which were recorded as an offset against the carrying value of the debt and will be amortized to interest expense over the term of the Senior Notes due 2028. Booz Allen Hamilton used a portion of the net proceeds from the sale of the Senior Notes due 2028 to redeem in full $350 million aggregate principal amount of the outstanding Senior Notes due 2025 and used the remaining net proceeds from the sale of the Senior Notes due 2028 for working capital and other general corporate purposes.

Capital Structure and Resources
Our stockholders’ equity amounted to $1,048.1 million as of September 30, 2021, a decrease of $23.1 million compared to stockholders’ equity of $1,071.2 million as of March 31, 2021. The decrease was primarily due to $217.0 million in treasury stock resulting from the repurchase of shares of our Class A Common Stock, and $101.8 million in quarterly dividend payments for the six months ended September 30, 2021, partially offset by net income of $246.9 million, stock-based compensation expense of $28.4 million, and issuance of common stock of 10.3 million during the six months ended September 30, 2021.
Capital Expenditures
Since we do not own any of our facilities, our capital expenditure requirements primarily relate to the purchase of computers, management systems, furniture, and leasehold improvements to support our operations. Direct facility and equipment costs billed to clients are not treated as capital expenditures. Our capital expenditures for the six months ended September 30, 2021 and 2020 were $29.7 million and $38.1 million, respectively. The decrease in capital expenditures was primarily driven by lower spend related to the implementation of our new financial management systems on April 1, 2021 as compared to the prior year period, as well as lower facilities expenses reflecting the investment in technology and tools needed to support the virtual work environment.
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
•delayed funding of our contracts due to uncertainty relating to funding of the U.S. government and a possible failure of Congressional efforts to approve such funding and to craft a long-term agreement on the U.S. government’s ability to incur indebtedness in excess of its current limits, prior to December 3, 2021, the date on which legislation relating to the U.S. government's debt limit expires, or changes in the pattern or timing of government funding and spending;
•U.S. government shutdowns, as a result of the failure by elected officials to fund the government;
•failure to comply with numerous laws and regulations, including but not limited to, the Federal Acquisition Regulation ("FAR"), the False Claims Act, the Defense Federal Acquisition Regulation Supplement and FAR Cost Accounting Standards and Cost Principles;
•the effects of COVID-19, and other pandemics or widespread health epidemics, including disruptions to our workforce and the impact on government spending and demand for our solutions, as well as the impact of our Company policy requiring full COVID-19 vaccinations of all employees, except for employees who qualify for medical or religious exemptions;
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
Changes in Internal Control Over Financial Reporting
During the first quarter of fiscal 2022, the Company implemented new accounting and procurement systems. As part of the implementation, we have designed new internal controls and modified and/or enhanced existing internal controls in order to align with the new systems and business processes. The Company does not believe this implementation has had or will have a material adverse effect on the Company's internal control over financial reporting in the future. Except as disclosed above, there have not been any additional changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of September 30, 2021 and March 31, 2021, there were no material amounts accrued in the condensed consolidated financial statements related to these proceedings.
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

Item 1A.    Risk Factors
Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 filed with the Securities and Exchange Commission on May 21, 2021 includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K. Except as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on 10-K.
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
In light of the uncertain and evolving situation relating to COVID-19, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our clients and the communities in which we operate, which could negatively impact our business. While many of our employees are able to work remotely, others are unable to work remotely because of unique client requirements, and many of those employees either have continued to work on site or have now returned to on site based upon client reconstitution plans. Our employees' ability to support on site work remains subject to ongoing reconstitution planning, and we have seen reversal of reconstitutions as COVID-19 continues. Consistent with public health guidance and Executive Order 14042 mandating COVID-19 vaccination for employees of businesses servicing federal contracts, we have announced a Company policy requiring full COVID-19 vaccinations of all employees, except for employees who qualify for medical or religious exemptions. This policy could impair our ability to perform certain contractual services, to retain such contracts, and to win new business. See “—We may fail to attract, train, and retain skilled and qualified employees, which may impair our ability to generate revenue, effectively serve our clients, and execute our growth strategy.” In addition, some of our employees, clients, and subcontractors are located in foreign countries, which may be impacted differently from the United States, including through more severe or prolonged restrictions on working or traveling. Although we continue to monitor the situation in each of the jurisdictions in which we operate and may adjust our current policies as more information and public health guidance become available, temporarily suspending travel and doing business in person could challenge our ability to enter into or perform under contracts in a timely manner, slow down our recruiting efforts, or create operational or other challenges, any of which could harm our business and results of operations. Although the Company has business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective or that such measures will not adversely affect our operations or long-term plans. In addition, as local conditions and regulations begin to permit the return of employees to business generally, our workforce may not be able to return to work in person immediately, if at all, or may instead choose to pursue competing employment opportunities, including as a result of transportation, childcare, and ongoing health issues, which could negatively affect our business.
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
Our business depends in large part upon our ability to attract and retain sufficient numbers of highly qualified individuals who may have advanced degrees in areas such as information technology as well as appropriate security clearances. We compete for such qualified personnel with other U.S. government contractors, the U.S. government, and private industry, and such competition is intense. Personnel with the requisite skills, qualifications, or security clearance may be in short supply or generally unavailable. The government and industry have recognized that the current process for obtaining security clearances is time-consuming, sometimes taking years to complete, and can present a risk to customer mission. See Part I, "Item 1A: Risk Factors," "Industry and Economic Risks," "—We may fail to obtain and maintain necessary security clearances which may adversely affect our ability to perform on certain contracts" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.
Our ability to attract and retain skilled and qualified employees may also be impacted by our engagements in, or perceived connections to, politically or socially sensitive activities. In addition, our ability to recruit, hire, and internally deploy former employees of the U.S. government is subject to complex laws and regulations, which may serve as an impediment to our ability to attract such former employees, and failure to comply with these laws and regulations may expose us and our employees to civil or criminal penalties. Additionally, our ability to attract, hire, and retain skilled and qualified employees may be impacted by COVID-19, including whether an employment opportunity requires work in person and related considerations. See “—The effects of a pandemic or widespread health epidemic such as COVID-19 could have a material adverse effect on our business and results of operations.” In particular, we are subject to Executive Order 14042, which mandates vaccinations for employees of businesses servicing federal contracts, except for employees who qualify for medical or religious exemptions. Consistent with public health guidance and in light of this vaccine mandate, we have announced a Company policy requiring full COVID-19 vaccinations of all employees, except for employees who qualify for medical or religious exemptions.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table shows the share repurchase activity during the three months ended September 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2021	324,705	$86.36	324,705	$468,307,996
August 2021	489,014	$82.84	489,014	$427,796,479
September 2021	489,273	$81.75	489,273	$387,796,482
Total	1,302,992		1,302,992

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

101
The following materials from Booz Allen Hamilton Holding Corporation’s Quarterly Report on Form 10-Q for the three and six months ended September 30, 2021 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2021 and March 31, 2021; (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2021 and 2020; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2021 and 2020; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2021 and 2020; and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
___________________________________
*    Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Booz Allen Hamilton Holding Corporation
Registrant

Date: October 29, 2021	By:	/s/ Lloyd W. Howell, Jr.
Lloyd W. Howell, Jr. Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)