Form 10-Q
period 2021-12-31
Booz Allen Hamilton Holding Corp
filed 2022-01-28
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-Q
 ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of January 25, 2022
Class A Common Stock	133,257,688

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	December 31, 2021	March 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$642,709	$990,955
Accounts receivable, net	1,618,494	1,411,894
Prepaid expenses and other current assets	93,937	233,323
Total current assets	2,355,140	2,636,172
Property and equipment, net of accumulated depreciation	195,515	204,642
Operating lease right-of-use assets	229,041	239,374
Intangible assets, net of accumulated amortization	664,640	307,128
Goodwill	2,021,931	1,581,160
Other long-term assets	477,766	531,125
Total assets	$5,944,033	$5,499,601
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$68,379	$77,865
Accounts payable and other accrued expenses	796,438	666,971
Accrued compensation and benefits	404,678	425,615
Operating lease liabilities	50,717	54,956
Other current liabilities	72,142	65,698
Total current liabilities	1,392,354	1,291,105
Long-term debt, net of current portion	2,747,892	2,278,731
Operating lease liabilities, net of current portion	250,792	263,144
Deferred tax liabilities	242,859	364,461
Other long-term liabilities	235,882	230,984
Total liabilities	4,869,779	4,428,425
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock, Class A — $0.01 par value — authorized, 600,000,000 shares; issued, 163,721,966 shares at December 31, 2021 and 162,950,606 shares at March 31, 2021; outstanding, 133,427,292 shares at December 31, 2021 and 136,246,029 shares at March 31, 2021	1,637	1,629
Treasury stock, at cost — 30,294,674 shares at December 31, 2021 and 26,704,577 shares at March 31, 2021	(1,515,903)	(1,216,163)
Additional paid-in capital	620,632	557,957
Retained earnings	1,981,715	1,757,524
Accumulated other comprehensive loss	(17,054)	(29,771)
Total Booz Allen stockholders' equity	1,071,027	1,071,176
Non-controlling interest	3,227	—
Total stockholders’ equity	1,074,254	1,071,176
Total liabilities and stockholders’ equity	$5,944,033	$5,499,601
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Revenue	$2,030,520	$1,904,020	$6,125,624	$5,879,658
Operating costs and expenses:
Cost of revenue	929,568	866,771	2,840,044	2,758,270
Billable expenses	621,550	577,059	1,817,215	1,729,788
General and administrative expenses	262,614	254,820	826,606	745,375
Depreciation and amortization	39,576	21,113	104,923	62,860
Total operating costs and expenses	1,853,308	1,719,763	5,588,788	5,296,293
Operating income	177,212	184,257	536,836	583,365
Interest expense	(23,677)	(20,878)	(69,201)	(60,900)
Other income (expense), net	5,401	2,604	11,716	(10,266)
Income before income taxes	158,936	165,983	479,351	512,199
Income tax expense	30,090	21,612	103,569	102,418
Net income	$128,846	$144,371	$375,782	$409,781
Net loss attributable to non-controlling interest	(85)	—	(85)	—
Net income attributable to common stockholders	128,931	144,371	375,867	409,781
Earnings per common share (Note 4):
Basic	$0.96	$1.04	$2.77	$2.95
Diluted	$0.95	$1.03	$2.76	$2.93
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Amounts in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net income	$128,846	$144,371	$375,782	$409,781
Other comprehensive income, net of tax:
Change in unrealized gain on derivatives designated as cash flow hedges	6,925	3,758	12,658	5,983
Change in postretirement plan costs	20	22	59	66
Total other comprehensive income, net of tax	6,945	3,780	12,717	6,049
Comprehensive income	$135,791	$148,151	$388,499	$415,830

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Amounts in thousands)

	Nine Months Ended December 31,
	2021	2020
Cash flows from operating activities
Net income	$375,782	$409,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104,923	62,860
Noncash lease expense	41,718	40,861
Stock-based compensation expense	45,187	40,972
Amortization of debt issuance costs	3,463	3,302
Loss on debt extinguishment	2,515	13,239
Gains on dispositions, and other	(3,564)	(3,479)
Gains associated with equity method investment activities	(12,761)	—
Changes in assets and liabilities:
Accounts receivable, net	(150,156)	38,270
Deferred income taxes and income taxes receivable / payable	38,453	36,902
Prepaid expenses and other current and long-term assets	(19,953)	(3,656)
Accrued compensation and benefits	(5,371)	76,658
Accounts payable and other accrued expenses	88,529	125,887
Other current and long-term liabilities	(27,614)	(42,638)
Net cash provided by operating activities	481,151	798,959
Cash flows from investing activities
Purchases of property, equipment, and software	(51,608)	(54,033)
Payments for business acquisitions, net of cash acquired	(780,213)	—
Payment for minority investment in entity	—	(72,152)
Payment for cost method investment	(3,000)	—
Proceeds from sales of assets, net of payment	—	3,330
Other investing activities	(427)	—
Net cash used in investing activities	(835,248)	(122,855)
Cash flows from financing activities
Proceeds from issuance of common stock	17,240	13,948
Stock option exercises	3,558	10,193
Repurchases of common stock	(315,148)	(143,354)
Cash dividends paid	(151,664)	(129,862)
Debt extinguishment costs	—	(8,971)
Repayments on revolving credit facility and term loan	(95,162)	(508,399)
Net proceeds from debt issuance	487,027	691,496
Proceeds from revolving credit facility	60,000	—
Other financing activities	—	(1,755)
Net cash provided by (used in) financing activities	5,851	(76,704)
Net (decrease) increase in cash and cash equivalents	(348,246)	599,400
Cash and cash equivalents––beginning of period	990,955	741,901
Cash and cash equivalents––end of period	$642,709	$1,341,301
Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$34,185	$39,737
Income taxes	$62,142	$69,374
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands, except share data)	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2021	163,627,651	$1,636	(29,302,541)	$(1,433,136)	$600,930	$1,902,667	$(23,999)	$—	$1,048,098
Issuance of common stock	79,085	1	—	—	5,713	—	—	—	5,714
Stock options exercised	15,230	—	—	—	542	—	—	—	542
Repurchase of common stock	—	—	(992,133)	(82,767)	–	—	—	—	(82,767)
Recognition of liability related to future restricted stock units vesting	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	128,931	—	(85)	128,846
Other comprehensive income, net of tax	—	—	—	—	–	—	6,945	—	6,945
Dividends declared of $0.37 per share of common stock	—	—	—	—	–	(49,883)	—	—	(49,883)
Stock-based compensation expense	—	—	—	—	16,759	—	—	—	16,759
Contribution to non-controlling interest	—	—	—	—	(3,312)	—	—	3,312	—
Balance at December 31, 2021	163,721,966	$1,637	(30,294,674)	$(1,515,903)	$620,632	$1,981,715	$(17,054)	$3,227	$1,074,254

Balance at March 31, 2021	162,950,606	$1,629	(26,704,577)	$(1,216,163)	$557,957	$1,757,524	$(29,771)	$—	$1,071,176
Issuance of common stock	637,766	7	—	—	16,030	—	—	—	16,037
Stock options exercised	133,594	1	—	—	3,557	—	—	—	3,558
Repurchase of common stock (1)	—	—	(3,590,097)	(299,740)	—	—	—	—	(299,740)
Recognition of liability related to future restricted stock units vesting	—	—	—	—	1,213	—	—	—	1,213
Net income	—	—	—	—	—	375,867	—	(85)	375,782
Other comprehensive income, net of tax	—	—	—	—	—	—	12,717	—	12,717
Dividends declared of $1.11 per share of common stock	—	—	—	—	—	(151,676)	—	—	(151,676)
Stock-based compensation expense	—	—	—	—	45,187		—	—	45,187
Contribution to non-controlling interest	—	—	—	—	(3,312)	—	—	3,312	—
Balance at December 31, 2021	163,721,966	$1,637	(30,294,674)	$(1,515,903)	$620,632	$1,981,715	$(17,054)	$3,227	$1,074,254

(1) During the nine months ended December 31, 2021, the Company purchased 3.4 million shares of the Company’s Class A Common Stock in a series of open market transactions for $286.3 million. Additionally, the Company repurchased shares for $13.4 million during the nine months ended December 31, 2021 to cover the minimum statutory withholding taxes on restricted stock units that vested on various dates during the period.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) [CONTINUED]
(Amounts in thousands, except share data)	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2020	162,079,334	$1,621	(24,054,733)	$(1,003,650)	$509,512	$1,508,206	$(43,732)	$971,957
Issuance of common stock	35,460	—	—	—	4,262	—	—	4,262
Stock options exercised	128,379	1	—	—	3,700	—	—	3,701
Repurchase of common stock	—	—	(323,128)	(27,063)	—	—	—	(27,063)
Recognition of liability related to future restricted stock units vesting	—	—	—	—	(58)	—	—	(58)
Net income	—	—	—	—	—	144,371	—	144,371
Other comprehensive income, net of tax	—	—	—	—	—	—	3,780	3,780
Dividends paid of $0.31 per share of common stock	—	—	—	—	—	(43,026)	—	(43,026)
Stock-based compensation expense	—	—	—	—	15,341	—	—	15,341
Balance at December 31, 2020	162,243,173	$1,622	(24,377,861)	$(1,030,713)	$532,757	$1,609,551	$(39,952)	$1,073,265

Balance at March 31, 2020	161,333,973	$1,613	(22,614,052)	$(898,095)	$468,027	$1,330,812	$(46,001)	$856,356
Topic 326 adoption impact	—	—	—	—	—	(1,180)	—	(1,180)
Issuance of common stock	478,798	5	—	—	13,349		—	13,354
Stock options exercised	430,402	4	—	—	10,189	—	—	10,193
Repurchase of common stock (2)	—	—	(1,763,809)	(132,618)	—	—	—	(132,618)
Recognition of liability related to future restricted stock units vesting	—	—	—	—	222	—	—	222
Net income	—	—	—	—	—	409,781	—	409,781
Other comprehensive income, net of tax	—	—	—	—	—	—	6,049	6,049
Dividends paid of $0.93 per share of common stock	—	—	—	—	—	(129,862)	—	(129,862)
Stock-based compensation expense	—	—	—	—	40,970	—	—	40,970
Balance at December 31, 2020	162,243,173	$1,622	(24,377,861)	$(1,030,713)	$532,757	$1,609,551	$(39,952)	$1,073,265

(2) During the nine months ended December 31, 2020, the Company purchased 1.6 million shares of the Company’s Class A Common Stock in a series of open market transactions for $123.4 million. Additionally, the Company repurchased shares for $9.2 million during the nine months ended December 31, 2020 to cover the minimum statutory withholding taxes on restricted stock units that vested on various dates during the period.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
1. BUSINESS OVERVIEW
Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or the Company, we, us, and our, was incorporated in Delaware in May 2008. The Company provides management and technology consulting, analytics, engineering, digital solutions, mission operations, and cyber services to U.S. and international governments, major corporations, and not-for-profit organizations. The Company reports operating results and financial data in one reportable segment. The Company is headquartered in McLean, Virginia, with approximately 29,500 employees as of December 31, 2021.
2. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, or SEC, and should be read in conjunction with the information contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2021. The interim period unaudited condensed consolidated financial statements are presented as described below. Certain information and disclosures normally required for annual financial statements have been condensed or omitted pursuant to GAAP and SEC rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation of the results of the interim period presented have been included. The Company’s fiscal year ends on March 31 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31. The results of operations for the nine months ended December 31, 2021 are not necessarily indicative of results to be expected for the full fiscal year.
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
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers to improve the accounting for acquired revenue contracts with customers in a business combination to address recognition of an acquired contract liability and payment terms, and their effect on subsequent revenue recognized by the acquirer. ASU 2021-08 is effective for annual periods beginning after December 15, 2022 on a prospective basis. Early adoption is permitted. The Company is currently assessing the impact of this update on its condensed consolidated financial statements and related disclosures.
Other accounting and reporting pronouncements effective after December 31, 2021 and issued through the filing date are not expected to have a material impact on the Company's condensed consolidated financial statements.
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
Contract Estimates
Many of our contracts recognize revenue under a contract cost-based input method and require an Estimate-at-Completion ("EAC") process, which management uses to review and monitor the progress towards the completion of our performance obligations. Under this process, management considers various inputs and assumptions related to the EAC, including, but not limited to, progress towards completion, labor costs and productivity, material and subcontractor costs, and identified risks. Estimating the total cost at the completion of our performance obligations is subjective and requires management to make assumptions about future activity and cost drivers under the contract. Changes in these estimates can occur for a variety of reasons and, if significant, may impact the revenue and profitability of the Company’s contracts. Changes in estimates related to contracts accounted for under the EAC process are recognized on a cumulative catch-up basis in the period when such changes are determinable and reasonably estimable. If the estimate of contract profitability indicates an anticipated loss on a contract, the Company recognizes the total loss at the time it is identified. For each of the three and nine months ended December 31, 2021 and 2020, the aggregate impact of adjustments in contract estimates was not material.
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
The table below presents the total revenue for each type of contract:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2021		2020		2021		2020
Cost-reimbursable	$1,079,893	53%	$1,086,679	57%	$3,322,507	54%	$3,317,228	56%
Time-and-materials	484,718	24%	462,206	24%	1,482,431	24%	1,469,415	25%
Fixed-price	465,909	23%	355,135	19%	1,320,686	22%	1,093,015	19%
Total Revenue	$2,030,520	100%	$1,904,020	100%	$6,125,624	100%	$5,879,658	100%

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

Revenue by Customer Type:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2021		2020		2021		2020
U.S. government(1):
Defense Clients	$946,161	47%	$967,671	51%	$2,921,262	48%	$2,907,842	49%
Intelligence Clients	368,987	18%	366,104	19%	1,139,312	18%	1,159,156	20%
Civil Clients	651,372	32%	519,728	27%	1,906,528	31%	1,648,055	28%
Total U.S. government	1,966,520	97%	1,853,503	97%	5,967,102	97%	5,715,053	97%
Global Commercial Clients	64,000	3%	50,517	3%	158,522	3%	164,605	3%
Total Revenue	$2,030,520	100%	$1,904,020	100%	$6,125,624	100%	$5,879,658	100%
(1) Certain contracts were reassigned between the various verticals of our U.S. government business shown in the table above to better align our operations to the customers we serve within each market. Prior year revenue by customer type has been recast to reflect the changes.

Revenue by Whether the Company Acts as a Prime Contractor or a Subcontractor:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2021		2020		2021		2020
Prime Contractor	$1,913,657	94%	$1,777,878	93%	$5,753,596	94%	$5,462,260	93%
Subcontractor	116,863	6%	126,142	7%	372,028	6%	417,398	7%
Total Revenue	$2,030,520	100%	$1,904,020	100%	$6,125,624	100%	$5,879,658	100%

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
As of December 31, 2021 and March 31, 2021, the Company had $7.5 billion and $6.7 billion of remaining performance obligations, respectively. We expect to recognize approximately 70% of the remaining performance obligations at December 31, 2021 as revenue over the next 12 months, and approximately 85% over the next 24 months. The remainder is expected to be recognized thereafter.
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

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Contract assets primarily consist of unbilled receivables typically resulting from revenue recognized exceeding the amount billed to the customer and right to payment is not just subject to the passage of time. Unbilled amounts represent revenues for which billings have not been presented to customers at quarter-end or year-end. These amounts are generally billed and collected within one year subject to various conditions including, without limitation, appropriated and available funding. Long-term unbilled receivables not anticipated to be billed and collected within one year, which are primarily related to retainage, holdbacks, and long-term rate settlements to be billed at contract closeout, are included in other long-term assets in the accompanying condensed consolidated balance sheets. Contract liabilities primarily consist of advance payments, billings in excess of costs incurred and deferred revenue. Contract assets and liabilities are reported on a net contract basis at the end of each reporting period. The Company maintains an allowance for credit losses to provide for an estimate of uncollectible receivables. Provision for credit losses recognized was not material for the three and nine months ended December 31, 2021 and 2020.
The following table summarizes the contract assets and liabilities, and accounts receivable, net of allowance recognized on the Company’s condensed consolidated balance sheets:

	Contract Balances	December 31, 2021	March 31, 2021
Current assets
Accounts receivable–billed		$509,632	$375,383
Accounts receivable–unbilled	Contract assets	1,108,862	1,037,968
Allowance for credit losses		—	(1,457)
Accounts receivable, net		1,618,494	1,411,894
Other long-term assets
Accounts receivable–unbilled	Contract assets	64,395	63,869
Total accounts receivable, net		$1,682,889	$1,475,763
Other current liabilities
Advance payments, billings in excess of costs incurred and deferred revenue	Contract liabilities	$18,147	$15,906

Changes in contract assets and contract liabilities are primarily due to the timing difference between the Company’s performance of services and billings to customers. For the three months ended December 31, 2021 and 2020, we recognized revenue of $0.1 million and $1.7 million, respectively, and for the nine months ended December 31, 2021 and 2020, we recognized revenue of $14.3 million and $23.7 million, respectively, related to our contract liabilities on April 1, 2021 and 2020, respectively. To determine revenue recognized from contract liabilities during the reporting periods, the Company allocates revenue to individual contract liability balances and applies revenue recognized during the reporting periods first to the beginning balances of contract liabilities until the revenue exceeds the balances.

4. EARNINGS PER SHARE
The Company computes basic and diluted earnings per share amounts based on net income attributable to common stockholders for the periods presented. The Company uses the weighted-average number of common shares outstanding during the period to calculate basic earnings per share, or EPS. Diluted EPS adjusts the weighted average number of shares outstanding to include the dilutive effect of outstanding common stock options and other stock-based awards.
The Company currently has outstanding shares of Class A Common Stock. Unvested Class A Restricted Common Stock holders are entitled to participate in non-forfeitable dividends or other distributions. These unvested restricted shares participated in the Company's dividends declared and were paid in the first, second and third quarters of fiscal 2022 and 2021. As such, EPS is calculated using the two-class method whereby earnings are reduced by distributed earnings as well as any available undistributed earnings allocable to holders of unvested restricted shares. A reconciliation of the income used to compute basic and diluted EPS for the periods presented are as follows:

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Earnings for basic computations (1)	$127,992	$143,488	$373,413	$407,454
Weighted-average common shares outstanding for basic computations	133,587,858	137,879,820	134,629,367	137,971,114
Earnings for diluted computations (1)	$127,995	$143,492	$373,421	$407,465
Dilutive stock options and restricted stock	674,392	1,006,299	684,859	961,011
Weighted-average common shares outstanding for diluted computations	134,262,250	138,886,119	135,314,226	138,932,125
Earnings per common share
Basic	$0.96	$1.04	$2.77	$2.95
Diluted	$0.95	$1.03	$2.76	$2.93

(1) During the three months ended December 31, 2021 and 2020, approximately 1.0 million and 0.8 million participating securities were paid dividends totaling $0.4 million and $0.3 million, respectively. During the nine months ended December 31, 2021 and 2020, approximately 0.9 million and 0.8 million participating securities were paid dividends totaling $1.0 million and $0.7 million, respectively. For both the three months ended December 31, 2021 and 2020, there were undistributed earnings of  $0.6 million, allocated to the participating class of securities in both basic and diluted EPS. For the nine months ended December 31, 2021 and 2020, there were undistributed earnings of $1.5 million and $1.6 million, respectively, allocated to the participating class of securities in both basic and diluted EPS. The allocated undistributed earnings and the dividends paid comprise the difference between net income presented on the condensed consolidated statements of operations and earnings for basic and diluted computations for the three and nine months ended December 31, 2021 and 2020.
The EPS calculation for the three months ended December 31, 2021 and 2020 excludes 0.1 million and 27 thousand     options, respectively, as their impact was anti-dilutive. The EPS calculation for the nine months ended December 31, 2021 and 2020 excludes 0.1 million and 29 thousand options, respectively, as their impact was anti-dilutive.

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
5. ACQUISITION, GOODWILL AND INTANGIBLE ASSETS
Acquisitions
Tracepoint Holdings, LLC

On September 10, 2021, the Company acquired the remaining 60% equity interest in Tracepoint Holdings, LLC ("Tracepoint"), an industry-leading digital forensics and incident response company serving public and private sector clients, for cash consideration of approximately $120.3 million, net of adjustments (the "Tracepoint Transaction"). As a result of the transaction, Tracepoint and Tracepoint, LLC became wholly owned subsidiaries of Booz Allen Hamilton Inc. The acquisition complements the Company’s existing cybersecurity portfolio and expands its position in the private sector cyber market.

Prior to the closing of the Tracepoint Transaction, the Company held a 40% interest in Tracepoint, which was accounted for as an equity method investment. The equity method investment associated with Tracepoint was remeasured at fair value on the closing date of the Tracepoint Transaction, resulting in a gain of $5.7 million. This gain is presented as a component of Other Income on the Condensed Consolidated Statement of Operations for the nine months ended December 31, 2021. The fair value of the previously held equity method investment was determined based upon valuations of the Tracepoint business and future business outlook using projected future cash flows.
Under the terms of the purchase agreement, the Company has 120 days after closing to provide proposed post-closing working capital adjustments to the sellers which are subject to dispute. The final purchase price allocations will be completed after the underlying information has been finalized and agreed upon by the sellers and the Company.

As a result of the Tracepoint transaction, the Company recognized $90.5 million of intangible assets which primarily consists of channel relationships. Channel relationships were valued using the excess earnings method discounted cash flow approach, incorporating Level 3 inputs as described under the fair value hierarchy of Accounting Standards Codification (ASC) No. 820, Fair Value Measurement (Topic 820). These unobservable inputs reflect the Company's own judgment about which assumptions market participants would use in pricing an asset on a non-recurring basis. The intangible asset is expected to be amortized over the estimated useful life of 10 years. The goodwill of $94.3 million is largely attributable to Tracepoint's specialized workforce.
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
The Company recognized $309.0 million of intangible assets which consist of programs and contracts assets, and were valued using the excess earnings method discounted cash flow approach, incorporating Level 3 inputs as described under the fair value hierarchy of Topic 820. These unobservable inputs reflect the Company's own judgment about which assumptions market participants would use in pricing an asset on a non-recurring basis. The intangible assets are expected to be amortized over the estimated useful life of 12 years. The goodwill of $346.5 million is primarily attributable to Liberty's specialized workforce and the expected synergies between the Company and Liberty. During the third quarter of fiscal 2022, the Company finalized Liberty's post-closing working capital.

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Purchase Price Allocation
The following table summarizes the cumulative consideration paid and the preliminary allocation of the purchase price paid for Tracepoint and Liberty:

Cash consideration (gross of cash acquired and including net adjustments)	$789,429
Fair value of non-controlling interest	80,063
Total purchase consideration	869,492

Purchase price allocation:
Cash	9,096
Current assets	57,519
Operating lease right-of-use asset	2,532
Other long-term assets	2,825
Intangible assets	399,500
Current liabilities	(40,217)
Operating lease liabilities-current	(1,017)
Operating lease liabilities-long term	(1,516)
Total fair value of identifiable net assets acquired	$428,722

Preliminary goodwill	$440,770
The acquisitions of Liberty and Tracepoint were accounted for under the acquisition method of accounting, which requires the total acquisition consideration to be allocated to the assets acquired and liabilities assumed based on an estimate of the acquisition date fair value, with the difference reflected in goodwill.
The fair values of assets acquired and liabilities assumed are preliminary and based on valuation estimates and assumptions. The accounting for business combinations require estimates and judgments regarding expectations of future cash flows of the acquired business, and the allocations of those cash flows to identifiable tangible and intangible assets. The estimates and assumptions underlying the preliminary valuations are subject to collection of information necessary to complete the valuations (specifically related to projected financial information) within the measurement periods, which are up to one year from the respective acquisition dates. Although the Company does not currently expect material changes to the initial value of net assets acquired, the Company continues to evaluate assumptions related to the valuation of the assets acquired and liabilities assumed. Any adjustments to our estimates of purchase price allocation will be made in the periods in which the adjustments are determined, and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition dates. Adjustments recorded during the three and nine months ended December 31, 2021 were not material to our results from operations. As of December 31, 2021, the Company has not finalized the determination of fair values allocated to various assets and liabilities, including, but not limited to, accounts receivable, intangible assets, property, plant, and equipment, other current and long-term assets, accounts payable and accrued liabilities, and goodwill.

Pro forma results of operations for these acquisitions in the aggregate are not presented because these acquisitions are not material to the Company's condensed consolidated results of operations.

Goodwill
As of December 31, 2021 and March 31, 2021, goodwill was $2,021.9 million and $1,581.2 million, respectively. The increase in the carrying amount of goodwill was attributable to the Company's acquisitions of Liberty and Tracepoint, and the majority of goodwill is expected to be deductible for tax purposes.

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Intangible Assets
Intangible assets consisted of the following:

	December 31, 2021			March 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Amortizable intangible assets:
Customer relationships and other amortizable intangible assets(1)	$481,900	$85,475	$396,425	$82,400	$50,503	$31,897
Software	126,215	48,200	78,015	114,972	29,941	85,031
Total amortizable intangible assets	$608,115	$133,675	$474,440	$197,372	$80,444	$116,928
Unamortizable intangible assets:
Trade name	$190,200	$—	$190,200	$190,200	$—	$190,200
Total	$798,315	$133,675	$664,640	$387,572	$80,444	$307,128
(1)The increase in the carrying amount of customer relationships and other amortizable intangible assets was attributable to the Company's acquisitions of Liberty and Tracepoint.
The following table summarizes the remainder of fiscal 2022 and estimated annual amortization expense for future periods:

Fiscal Year Ending
Remainder of 2022	$22,518
2023	83,390
2024	69,975
2025	60,385
2026	53,223
Thereafter	184,949
$474,440
Amortization expense for the three months ended December 31, 2021 and December 31, 2020 was $22.4 million and $4.8 million, respectively. Amortization expense for nine months ended December 31, 2021 and December 31, 2020 was $53.1 million and $14.6 million, respectively.

6. ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES
Accounts payable and other accrued expenses consisted of the following:

	December 31, 2021	March 31, 2021
Vendor payables	$436,558	$371,744
Accrued expenses	359,880	295,227
Total accounts payable and other accrued expenses	$796,438	$666,971
Accrued expenses consisted primarily of the Company’s provision for claimed indirect costs, which were approximately $283.6 million and $263.2 million as of December 31, 2021 and March 31, 2021, respectively. See Note 17 for further discussion of this provision.

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
7. ACCRUED COMPENSATION AND BENEFITS
Accrued compensation and benefits consisted of the following:

	December 31, 2021	March 31, 2021
Bonus	$79,748	$130,565
Retirement	97,359	44,474
Vacation	174,739	202,100
Other	52,832	48,476
Total accrued compensation and benefits	$404,678	$425,615
8. DEBT
Debt consisted of the following:

	December 31, 2021		March 31, 2021
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Term Loan A	1.35%	$1,257,520	1.61%	$1,289,764
Term Loan B	1.85%	381,294	1.86%	384,212
Senior Notes due 2028	3.88%	700,000	3.88%	700,000
Senior Notes due 2029	4.00%	500,000	—%	—
Less: Unamortized debt issuance costs and discount on debt		(22,543)		(17,380)
Total		2,816,271		2,356,596
Less: Current portion of long-term debt		(68,379)		(77,865)
Long-term debt, net of current portion		$2,747,892		$2,278,731

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
As of December 31, 2021, the Credit Agreement provided Booz Allen Hamilton with a $1,257.5 million Term Loan A, a $381.3 million Term Loan B, and a $1,000.0 million Revolving Credit Facility, with a sub-limit for letters of credit of $200.0 million (collectively, the "Secured Credit Facility"). The maturity date of Term Loan B is November 26, 2026. Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement (the "Guarantee") are secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor, and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement and related documentation. Subject to specified conditions, without the consent of the then-existing lenders (but subject to the receipt of commitments), the Term Loans or the Revolving Credit Facility may be expanded (or a new term loan facility or revolving credit facility added to the existing facilities) by up to (i) the greater of (x) $909.0 million and (y) 100% of consolidated EBITDA of Booz Allen Hamilton, as of the end of the most recently ended four quarter period for which financial statements have been delivered pursuant to the Credit Agreement plus (ii) the aggregate principal amount under which pro forma consolidated net senior secured leverage remains less than or equal to 3.50:1.00.
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
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants include limitations on the following, in each case subject to certain exceptions: (i) indebtedness and liens; (ii) mergers, consolidations or amalgamations, liquidations, wind-ups or dissolutions, and disposition of all or substantially all assets; (iii) dispositions of property; (iv) restricted payments; (v) investments; (vi) transactions with affiliates; (vii) change in fiscal periods; (viii) negative pledges; (ix) restrictive agreements; (x) line of business; and (xi) speculative hedging. The events of default include the following, in each case subject to certain exceptions: (a) failure to make required payments under the Secured Credit Facility; (b) material breaches of representations or warranties under the Secured Credit Facility; (c) failure to observe covenants or agreements under the Secured Credit Facility; (d) failure to pay or default under certain other material indebtedness; (e) bankruptcy or insolvency; (f) certain Employee Retirement Income Security Act, or ERISA, events; (g) certain material judgments; (h) actual or asserted invalidity of the Guarantee and collateral agreements or the other security documents or failure of the guarantees or perfected liens thereunder; and (i) a change of control. In addition, Booz Allen Hamilton is required to meet certain financial covenants at each quarter end, namely consolidated net total leverage and consolidated net interest coverage ratios. As of December 31, 2021 and March 31, 2021, Booz Allen Hamilton was in compliance with all financial covenants associated with its debt and debt-like instruments.
For the three months ended December 31, 2021 and 2020, interest payments of $4.7 million and $5.6 million were made for Term Loan A, respectively, and $1.8 million and $1.9 million were made for Term Loan B, respectively. For the nine months ended December 31, 2021 and 2020, interest payments of $15.2 million and $18.3 million were made for Term Loan A, respectively, and $5.4 million and $6.0 million were made for Term Loan B, respectively.
Borrowings under the Term Loans, and if used, the Revolving Credit Facility, incur interest at a variable rate. As of December 31, 2021, Booz Allen Hamilton had interest rate swaps with an aggregate notional amount of $700.0 million. These instruments hedge the variability of cash outflows for interest payments on the Term Loans and Revolving Credit Facility. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense (see Note 9 to our condensed consolidated financial statements).
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

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Interest on debt and debt-like instruments consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Term Loan A Interest Expense	$4,724	$5,582	$15,187	$18,222
Term Loan B Interest Expense	1,795	1,872	5,401	5,980
Interest on Revolving Credit Facility	—	—	25	799
Senior Notes Interest Expense	11,781	6,782	31,121	16,771
Amortization of Debt Issuance Cost (DIC) and Original Issue Discount (OID) (1)	1,168	1,126	3,462	3,302
Interest Swap Expense	4,097	5,410	13,627	15,215
Other	112	106	378	611
Total Interest Expense	$23,677	$20,878	$69,201	$60,900
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

9. DERIVATIVES
The Company utilizes derivative financial instruments to manage interest rate risk related to its variable rate debt. The Company’s objectives in using these interest rate derivatives, which were designated as cash flow hedges, are to manage its exposure to interest rate movements and reduce volatility of interest expense. The aggregate notional amount of all interest rate swap agreements was $700.0 million as of December 31, 2021. The swaps have staggered maturities, ranging from June 30, 2022 to June 30, 2025. These swaps mature within the last tranche of the Company's floating rate debt (November 26, 2026).
The floating-to-fixed interest rate swaps involve the exchange of variable interest amounts from a counterparty for the Company making fixed-rate interest payments over the life of the agreements without exchange of the underlying notional amount and effectively convert a portion of the variable rate debt into fixed interest rate debt.
Derivative instruments are recorded in the condensed consolidated balance sheet on a gross basis at estimated fair value. As of December 31, 2021, $12.5 million and $8.6 million were classified as other current liabilities and other long-term liabilities, respectively, on the condensed consolidated balance sheet. As of March 31, 2021, $17.2 million and $21.0 million were classified as other current liabilities, and other long-term liabilities, respectively, on the condensed consolidated balance sheet.
For interest rate swaps designated as cash flow hedges, the changes in the fair value of derivatives is recorded in Accumulated Other Comprehensive Loss, or AOCL, net of taxes, and is subsequently reclassified into interest expense in the period that the hedged forecasted interest payments are made on the Company's variable-rate debt. The effect of derivative instruments on the accompanying condensed consolidated financial statements for the three and nine months ended December 31, 2021 and 2020 is as follows:

		Three Months Ended December 31,
Derivatives in Cash Flow Hedging Relationships	Location of Gain or Loss Recognized in Income on Derivatives	Amount of (Loss) or Gain Recognized in AOCL on Derivatives		Amount of (Loss) or Gain Reclassified from AOCL into Income (1)
		2021	2020	2021	2020
Interest rate swaps	Interest expense	$5,271	$(326)	$(4,097)	$(5,410)
(1) The reclassifications from accumulated other comprehensive loss to net income was reduced by taxes of $1.1 million and $1.4 million for the three months ended December 31, 2021 and 2020, respectively.

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

		Nine Months Ended December 31,
Derivatives in Cash Flow Hedging Relationships	Location of Gain or Loss Recognized in Income on Derivatives	Amount of (Loss) or Gain Recognized in AOCL on Derivatives		Amount of (Loss) or Gain Reclassified from AOCL into Income (2)
		2021	2020	2021	2020
Interest rate swaps	Interest expense	$3,496	$(7,121)	$(13,627)	$(15,215)
(2) The reclassifications from accumulated other comprehensive loss to net income was reduced by taxes of $3.6 million and $4.0 million for the nine months ended December 31, 2021 and 2020, respectively.
Over the next 12 months, the Company estimates that $12.6 million will be reclassified as an increase to interest expense. Cash flows associated with periodic settlements of interest rate swaps will be classified as operating activities in the condensed consolidated statement of cash flows.
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

10. INCOME TAXES
The Company’s effective income tax rates were 18.9% and 13.0% for the three months ended December 31, 2021 and December 31, 2020, respectively, and 21.6% and 20.0% for the nine months ended December 31, 2021 and 2020, respectively. Our effective tax rates for these periods differ from the federal statutory rate of 21.0% primarily due to the inclusion of state and foreign income taxes and permanent rate differences, which are predominantly related to certain executive compensation and the accrual of reserves for uncertain tax positions, offset by research and development tax credits, excess tax benefits for employee share-based compensation, and the Foreign Derived Intangible Income deduction.
The Company is currently contesting tax assessments from the District of Columbia Office of Tax and Revenue ("DC OTR") for fiscal years 2013 through 2015. The assessment relates to $11.7 million of taxes, net of federal tax benefits, as of December 31, 2021. During the second quarter of fiscal 2022, the Company received notification that the District of Columbia Office of Administrative Hearings ruled in favor of the DC OTR. The Company is currently appealing the decision with the District of Columbia Court of Appeals. The Company intends to continue to vigorously defend this matter. As a result of the ruling in favor of the DC OTR, the Company made an $8.6 million payment during the second quarter of fiscal 2022 related to these assessments, consisting of $3.7 million of tax related to fiscal 2014 and 2015, as well as $4.9 million of penalties and interest. This payment was made under protest and, given the Company's belief that it will be recovered, the payment has been recorded as a long term income tax-receivable (a component of other long-term assets) on its condensed consolidated balance sheet. There has been no impact to income tax expense during fiscal 2022 related to this payment.
The Company has taken similar tax positions with respect to subsequent fiscal years. As of December 31, 2021, the Company does not maintain reserves for any uncertain tax positions related to the contested tax benefits related to 2013 through 2015, nor does it maintain reserves for the similar tax positions taken in the subsequent fiscal years. If an adverse final resolution were to occur with respect to uncertain tax positions related to the contested tax benefits or the similar tax positions taken for fiscal years 2013 through 2020, the total potential future tax expense that would arise would be approximately $40.2 million to $55.4 million, net of federal benefits.
The Company maintained reserves for uncertain tax positions of $75.6 million and $62.9 million as of December 31, 2021 and March 31, 2021, respectively, $12.2 million of which is reflected as a reduction to deferred taxes with the remaining balance included in other long-term liabilities in the accompanying condensed consolidated balance sheets. As of December 31, 2021, the Company's reserves for uncertain tax positions are related entirely to research and development tax credits. During the second quarter of fiscal 2022, the Company received a notice from the IRS that the Company's fiscal years 2016, 2017, and 2019 were selected for examination. The Company will continue to evaluate its reserves for uncertain tax positions in conjunction with the IRS examination, and as of December 31, 2021 does not believe any modifications to the previously recorded reserves are necessary.
Effective fiscal 2023, the Tax Cuts and Jobs Act of 2017 requires the capitalization of research and development costs for tax purposes, which can then be amortized over five years and 15 years for domestic and foreign costs, respectively. Congress has proposed tax legislation to delay the effective date of this change to 2026, but it is uncertain whether the proposed delay will ultimately be enacted into law. If the current effective date remains in place, the Company's initial assessment is that the Company would experience a material decrease in cash from operations, but that the deferred tax liability would be offset by a corresponding amount. Management is currently evaluating the potential impact on our cash flows from operations.

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
11. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	December 31, 2021	March 31, 2021
Postretirement benefit obligations	130,105	126,054
Reserves for uncertain tax positions	64,833	53,203
Other(1)	40,944	51,727
Total other long-term liabilities	$235,882	$230,984

(1) Components of other long-term liabilities at December 31, 2021 and March 31, 2021 primarily include the Company's long-term deferred compensation plan liability, the long-term liability portion of derivative instruments, and the long-term disability obligation.

12. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company sponsors the Employees’ Capital Accumulation Plan, or ECAP, which is a qualified defined contribution plan that covers eligible U.S. and certain international employees. ECAP provides for distributions to participants by reason of retirement, death, disability, or termination of employment. The Company provides an annual matching contribution of up to 6% of eligible annual compensation. Total expenses recognized under ECAP were $42.3 million and $40.4 million for the three months ended December 31, 2021 and 2020, respectively, and $128.2 million and $121.7 million for the nine months ended December 31, 2021 and 2020, respectively.
Defined Benefit Plan
The Company provides postretirement healthcare benefits to former officers under a medical indemnity insurance plan, with premiums paid by the Company. This plan is referred to as the Officer Medical Plan.
The components of net postretirement medical expense for the Officer Medical Plan were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Service cost	$1,627	$1,414	$4,879	$4,242
Interest cost	1,015	1,059	3,047	3,177
Total postretirement medical expense	$2,642	$2,473	$7,926	$7,419
The service cost component of net periodic benefit cost is included in cost of revenue and general and administrative expenses, and the non-service cost components of net periodic benefit cost (interest cost and net actuarial loss) is included as part of Other (expense) income, net in the accompanying condensed consolidated statements of operations.
As of December 31, 2021 and March 31, 2021, the unfunded status of the post-retirement medical plan was $125.4 million and $121.5 million, respectively, which is included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
13. ACCUMULATED OTHER COMPREHENSIVE LOSS
All amounts recorded in other comprehensive loss are related to the Company's post-retirement plans and interest rate swaps designated as cash flow hedges. The following table shows the changes in accumulated other comprehensive loss, net of tax:

	Three Months Ended December 31, 2021			Nine Months Ended December 31, 2021
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of period	$(1,523)	$(22,476)	$(23,999)	$(1,562)	$(28,209)	$(29,771)
Other comprehensive income (loss) before reclassifications(1)	—	3,896	3,896	—	2,585	2,585
Amounts reclassified from accumulated other comprehensive loss	20	3,029	3,049	59	10,073	10,132
Net current-period other comprehensive income	20	6,925	6,945	59	12,658	12,717
End of period	$(1,503)	$(15,551)	$(17,054)	$(1,503)	$(15,551)	$(17,054)
(1) Changes in other comprehensive income (loss) before reclassification for derivatives designated as cash flow hedges are recorded net of tax expense of $1.4 million and $0.9 million for the three and nine months ended December 31, 2021, respectively.

	Three Months Ended December 31, 2020			Nine Months Ended December 31, 2020
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of period	$(4,083)	$(39,649)	$(43,732)	$(4,127)	$(41,874)	$(46,001)
Other comprehensive income (loss) before reclassifications(2)	—	(241)	(241)	—	(5,264)	(5,264)
Amounts reclassified from accumulated other comprehensive loss	22	3,999	4,021	66	11,247	11,313
Net current-period other comprehensive income	22	3,758	3,780	66	5,983	6,049
End of period	$(4,061)	$(35,891)	$(39,952)	$(4,061)	$(35,891)	$(39,952)
(2) Changes in other comprehensive income (loss) before reclassification for derivatives designated as cash flow hedges are recorded net of tax benefits of $0.1 million and $1.9 million for the three and nine months ended December 31, 2020, respectively.

14. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense recognized in the condensed consolidated statements of operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Cost of revenue	$7,235	$5,834	$19,832	$16,101
General and administrative expenses	9,524	9,507	25,355	24,871
Total	$16,759	$15,341	$45,187	$40,972

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
The following table summarizes the total stock-based compensation expense recognized in the condensed consolidated statements of operations by the following types of equity awards:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Equity Incentive Plan Options	$252	$792	$1,477	$1,921
Restricted Stock Awards	$16,507	14,549	43,710	39,051
Total	$16,759	$15,341	$45,187	$40,972

As of December 31, 2021, there was $56.6 million of total unrecognized compensation cost related to unvested stock-based compensation agreements. The unrecognized compensation cost as of December 31, 2021 is expected to be fully amortized over the next 4.9 years. Absent the effect of accelerating stock compensation cost for any departures of employees who may continue to vest in their equity awards, the following table summarizes the unrecognized compensation cost and the weighted-average period the cost is expected to be amortized.

	December 31, 2021
	Unrecognized Compensation Cost	Weighted Average Remaining Period to be Recognized (in years)
Equity Incentive Plan Options	$2,929	3.39
Restricted Stock Awards	53,676	1.65
Total	$56,605

Equity Incentive Plan
As of December 31, 2021, there were 1,340,176 EIP options outstanding, of which 574,394 were unvested.
During the three months ended December 31, 2021, the Board of Directors granted 24,359 restricted stock units to certain employees of the Company. The aggregate value of these awards was $2.0 million based on the grant date stock price, which ranged from $82.64 to $83.94.

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

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

	Recurring Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Long-term deferred compensation plan asset (1)	17,834	—	—	17,834
Total Assets	$17,834	$—	$—	$17,834
Liabilities:
Current derivative instruments (3)	—	12,472	—	12,472
Long-term derivative instruments (3)	—	8,568	—	8,568
Long-term deferred compensation plan liability (1)	17,834	—	—	17,834
Total Liabilities	$17,834	$21,040	$—	$38,874

	Recurring Fair Value Measurements as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Long-term deferred compensation plan asset (1)	14,142	—	—	14,142
Total Assets	$14,142	$—	$—	$14,142
Liabilities:
Contingent consideration liability (2)	$—	$—	$1,223	$1,223
Current derivative instruments (3)	—	17,163	—	17,163
Long-term derivative instruments (3)	—	20,999	—	20,999
Long-term deferred compensation plan liability (1)	14,142	—	—	14,142
Total Liabilities	$14,142	$38,162	$1,223	$53,527
(1) Investments in these categories consist primarily of mutual funds whose fair values are determined by reference to the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. These assets and liabilities represent investments held in a consolidated trust to fund the Company's non-qualified deferred compensation plan and are recorded in other long-term assets and other long-term liabilities on our condensed consolidated balance sheets.
(2) The Company recognized a contingent consideration liability of $3.6 million in connection with its acquisition of Aquilent in fiscal 2017. As of March 31, 2021, the estimated fair value of the contingent consideration liability was $1.2 million, and was valued using probability-weighted cash flows, which is based on the use of Level 3 fair value measurement inputs. As of December 31, 2021 the relevant statute of limitations pertaining to the contingent liability expired at which point the Company wrote off the existing liability balance.
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
We did not have any material items that were measured at fair value on a non-recurring basis as of December 31, 2021, with the exception of the assets and liabilities acquired through the acquisitions of Liberty and Tracepoint (see Note 5).
The fair value of the Company's cash and cash equivalents, which are Level 1 inputs, approximated its carrying values at December 31, 2021 and March 31, 2021. The fair value of the Company's debt instruments approximated its carrying value at December 31, 2021 and March 31, 2021. The fair value of debt is determined using quoted prices or other market information obtained from recent trading activity of each debt tranche in markets that are not active (Level 2 inputs). The fair value is corroborated by prices derived from the interest rate spreads of recently completed leveraged loan transactions of a similar credit profile, industry, and terms to that of the Company. The fair value of the Senior Notes due 2029 and Booz Allen

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Hamilton's 3.875% Senior Notes due 2028 (the "Senior Notes due 2028") is determined using quoted prices or other market information obtained from recent trading activity in the high-yield bond market (Level 2 inputs).
16. RELATED-PARTY TRANSACTIONS
Two of our directors served on the board of directors of a subcontractor to which the Company subcontracted $18.7 million and $21.4 million of services for the three months ended December 31, 2021 and 2020, respectively, and $53.8 million and $66.4 million of services for the nine months ended December 31, 2021 and 2020, respectively. The subcontractor was acquired by another company in August 2021, at which point the two directors ceased to serve on the board of directors.

17. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Third-Party Guarantees
As of December 31, 2021 and March 31, 2021, the Company was contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that totaled $8.6 million and $9.8 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At December 31, 2021 and March 31, 2021, approximately $1.0 million and $0.9 million, respectively, of these instruments reduced the available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $20.0 million facility, originally established in fiscal 2015 and most recently increased to $20.0 million in fiscal 2021, of which $12.4 million and $11.1 million were available to the Company at December 31, 2021 and March 31, 2021, respectively.
Government Contracting Matters - Provision for Claimed Indirect Costs
For each of the three and nine months ended December 31, 2021 and 2020, approximately 97% of the Company's revenue was generated from contracts where the end user was an agency or department of the U.S. government, including contracts where the Company performed either as a prime contractor or subcontractor, and regardless of the geographic location in which the work was performed. As noted in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2021, in the ordinary course of business, agencies of the U.S. government, including the Defense Contract Audit Agency (DCAA), audit the Company’s claimed indirect costs and conduct inquiries and investigations of our business practices with respect to government contracts to determine whether the Company's operations are conducted in accordance with these requirements and the terms of the relevant contracts. Management believes it has recorded the appropriate provision for claimed indirect costs for any audit, inquiry, or investigation of which it is aware that may be subject to any reductions and/or penalties. As of December 31, 2021 and March 31, 2021, the Company had recorded liabilities of approximately $283.6 million and $263.2 million, respectively, for estimated adjustments to claimed indirect costs based on its historical DCAA audit results, including the final resolution of such audits with the Defense Contract Management Agency, for claimed indirect costs incurred subsequent to fiscal 2011, and for contracts not yet closed that are subject to audit and final resolution.
Litigation
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government, which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of December 31, 2021 and March 31, 2021, there were no material amounts accrued in the condensed consolidated financial statements related to these proceedings. As previously disclosed in Note 21 to the consolidated financial statements of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2021, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with these matters.

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
The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources, and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 filed with the Securities and Exchange Commission on May 21, 2021, or Annual Report, under Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended September 30, 2021 filed with the Securities and Exchange Commission on October 29, 2021, and under Part II, “Item 1A. Risk Factors,” and “— Special Note Regarding Forward Looking Statements” of this Quarterly Report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Our fiscal year ends March 31 and, unless otherwise noted, references to years or fiscal are for fiscal years ended March 31. See “—Results of Operations.”
Overview
We are a leading provider of management and technology consulting, analytics, engineering, digital solutions, mission operations, and cyber services to U.S. and international governments, major corporations, and not-for-profit organizations. Our ability to deliver value to our clients has always been, and continues to be, a product of the strong character, expertise and tremendous passion of our people. Our approximately 29,500 employees work to solve hard problems by making clients' missions their own, combining decades of consulting and domain expertise with functional expertise in areas such as analytics, digital solutions, engineering, and cyber, all fostered by a culture of innovation that extends to all reaches of the company.
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

Financial and Other Highlights
During the third quarter of fiscal 2022, the Company generated year over year revenue growth and increased client staff headcount.
Revenue increased 6.6% from the three months ended December 31, 2020 to the three months ended December 31, 2021 and increased 4.2% from the nine months ended December 31, 2020 to the nine months ended December 31, 2021. Growth was primarily driven by the impact of acquisitions during the three and nine months ended December 31, 2021, partially offset by, a slower ramp up on new and existing work, lower staff utilization, and continued pressure on billable expenses.
Operating income decreased 3.8% to $177.2 million in the three months ended December 31, 2021 from $184.3 million in the three months ended December 31, 2020, which reflects a decrease in operating margin from 9.7% to 8.7%. Operating income decreased 8.0% to $536.8 million in the nine months ended December 31, 2021 from $583.4 million in the nine months ended December 31, 2020, which reflects a decrease in operating margin from 9.9% to 8.8%. Decreases in operating income and operating margin for the three and nine months ended December 31, 2021 were impacted by acquisition costs of $5.3 million and $85.8 million, respectively, related to our acquisitions as more fully described in Note 5. Increases in depreciation and amortization (primarily due to the recent acquisitions) year over year also contributed to the decline in operating income. These decreases were partially offset by profitable contract level performance and mix, which includes inorganic contributions, as well as prudent cost management.
The Company also incurred incremental legal costs during the three and nine months ended December 31, 2021 in response to the U.S. Department of Justice investigation and matters which purport to relate to the investigation, a portion of which was offset by the receipt of insurance reimbursements. We expect to incur additional costs in the future. Based on the information currently available, the Company is not able to reasonably estimate the expected long-term incremental legal costs or amounts that may be reimbursed associated with this investigation and these related matters.

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

•"Adjusted Net Income" represents net income before: (i) acquisition costs, (ii) financing transaction costs, (iii) supplemental employee benefits due to COVID-19, (iv) significant acquisition amortization, (v) gains associated with equity method investment activities, (vi) research and development tax credits, (vii) release of income tax reserves, (viii) loss on debt extinguishment and (ix) amortization or write-off of debt issuance costs and debt discount, in each case net of the tax effect where appropriate calculated using an assumed effective tax rate. We prepare Adjusted Net Income to eliminate the impact of items, net of tax, we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature. We view Adjusted Net Income as an important indicator of performance consistent with the manner in which management measures and forecasts the Company's performance and the way in which management is incentivized to perform.
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

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except share and per share data)	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Revenue, Excluding Billable Expenses
Revenue	$2,030,520	$1,904,020	$6,125,624	$5,879,658
Less: Billable expenses	621,550	577,059	1,817,215	1,729,788
Revenue, Excluding Billable Expenses	$1,408,970	$1,326,961	$4,308,409	$4,149,870
Adjusted Operating Income
Operating Income	$177,212	$184,257	$536,836	$583,365
Acquisition costs (a)	5,346	—	85,815	—
Financing transaction costs (b)	—	—	2,348	—
COVID-19 supplemental employee benefits (c)	—	68	—	577
Significant acquisition amortization (d)	11,884	—	26,410	—
Adjusted Operating Income	$194,442	$184,325	$651,409	$583,942
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue & Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses
Net income	$128,846	$144,371	$375,782	$409,781
Income tax expense	30,090	21,612	103,569	102,418
Interest and other, net (e)	18,276	18,274	57,485	71,166
Depreciation and amortization	39,576	21,113	104,923	62,860
EBITDA	216,788	205,370	641,759	646,225
Acquisition costs (a)	5,346	—	85,815	—
Financing transaction costs (b)	—	—	2,348	—
COVID-19 supplemental employee benefits (c)	—	68	—	577
Adjusted EBITDA	$222,134	$205,438	$729,922	$646,802
Adjusted EBITDA Margin on Revenue	10.9%	10.8%	11.9%	11.0%
Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses	15.8%	15.5%	16.9%	15.6%
Adjusted Net Income
Net income	$128,846	$144,371	$375,782	$409,781
Acquisition costs (a)	5,346	—	85,815	—
Financing transaction costs (b)	—	—	2,348	—
COVID-19 supplemental employee benefits (c)	—	68	—	577
Significant acquisition amortization (d)	11,884	—	26,410	—
Gain associated with equity method investment activities (f)	(7,095)	—	(12,761)	—
Research and development tax credits (g)	—	—	—	(2,928)
Release of income tax reserves (h)	—	—	—	(29)
Loss on debt extinguishment (i)	—	—	—	13,239
Amortization and write-off of debt issuance costs and debt discount	821	705	2,524	1,722
Adjustments for tax effect (j)	(2,848)	(201)	(27,127)	(4,040)
Adjusted Net Income	$136,954	$144,943	$452,991	$418,322
Adjusted Diluted Earnings Per Share
Weighted-average number of diluted shares outstanding	134,262,250	138,886,119	135,314,226	138,932,125
Adjusted Net Income Per Diluted Share (k)	$1.02	$1.04	$3.35	$3.01
Free Cash Flow
Net cash provided by operating activities	$21,405	$232,935	$481,151	$798,959
Less: Purchases of property, equipment and software	(21,933)	(15,949)	(51,608)	(54,033)
Free Cash Flow	$(528)	$216,986	$429,543	$744,926

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
(d)Amortization expense associated with acquired intangibles from significant acquisitions. Significant acquisitions include acquisitions which the Company considers to be beyond the scope of our normal operations. Significant acquisition amortization includes amortization expense associated with the acquisition of Liberty in the first quarter of fiscal 2022.
(e)Reflects the combination of Interest expense and Other income (expense), net from the condensed consolidated statement of operations.
(f)Represents (i) a gain in the second quarter of fiscal 2022 associated with the Company's previously held equity method investment in Tracepoint and (ii) a gain in the third quarter of fiscal 2022 associated with the divestiture of a controlling financial interest of a certain product offering.
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
(k)Excludes adjustments of approximately $0.9 million and $2.4 million of net earnings for the three and nine months ended December 31, 2021, respectively, and excludes adjustments of approximately $0.9 million and $2.3 million of net earnings for the three and nine months ended December 31, 2020, respectively, associated with the application of the two-class method for computing diluted earnings per share.
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
•uncertainty around the timing, extent, nature and effect of Congressional and other U.S. government actions to approve funding of the U.S. government, address budgetary constraints, including caps on the discretionary budget for defense and non-defense departments and agencies, as established by the Bipartisan Budget Control Act of 2011 ("BCA") and subsequently adjusted by the American Taxpayer Relief Act of 2012, the Bipartisan Budget Act of 2013, the Bipartisan Budget Act of 2015, the Bipartisan Budget Act of 2018, and the Bipartisan Budget Act of 2019, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), and the Consolidated Appropriations Act of 2021, and address the ability of Congress to determine how to allocate the available budget authority and pass appropriations bills to fund both U.S. government departments and agencies that are, and those that are not, subject to the caps;
•budget deficits and the growing U.S. national debt increasing pressure on the U.S. government to reduce federal spending across all federal agencies together with associated uncertainty about the size and timing of those reductions;

•cost-cutting and efficiency initiatives, current and future budget restrictions, continued implementation of Congressionally mandated automatic spending cuts and other efforts to reduce U.S. government spending could cause clients to reduce or delay funding for orders for services or invest appropriated funds on a less consistent or rapid basis or not at all, particularly when considering long-term initiatives and in light of current uncertainty around Congressional efforts to approve funding of the U.S. government beyond February 18, 2022 and to craft a long-term agreement on the U.S. government's ability to incur indebtedness in excess of its current limits, and generally in the current political environment, there is a risk that clients will not issue task orders in sufficient volume to reach current contract ceilings, alter historical patterns of contract awards, including the typical increase in the award of task orders or completion of other contract actions by the U.S. government in the period before the end of the U.S. government's fiscal year on September 30, delay requests for new proposals and contract awards, rely on short-term extensions and funding of current contracts, or reduce staffing levels and hours of operation;
•delays in the completion of future U.S. government’s budget processes, which have in the past and could in the future delay procurement of the products, services, and solutions we provide;
•changes in the relative mix of overall U.S. government spending and areas of spending growth, with lower spending on homeland security, intelligence, defense-related programs as certain overseas operations end, and continued increased spending on Command, Control, Computers, Communications, Cyber, Intelligence, Surveillance, and Reconnaissance (C5ISR), advanced analytics, technology integration, and healthcare, including as a result of the presidential and administration transition;
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
Sources of Revenue
Substantially all of our revenue is derived from services provided under contracts and task orders with the U.S. government, primarily by our consulting staff and, to a lesser extent, our subcontractors. Funding for our contracts and task orders is generally linked to trends in budgets and spending across various U.S. government agencies and departments. We provide services under a large portfolio of contracts and contract vehicles to a broad client base, and we believe that our diversified contract and client base lessens potential volatility in our business; however, a reduction in the amount of services that we are contracted to provide to the U.S. government or any of our significant U.S. government clients could have a material adverse effect on our business and results of operations. In particular, the Department of Defense is one of our significant clients, and the BCA originally required nine automatic spending cuts (referred to as “sequestration”) of $109 billion annually from 2013 to 2021, half of which was intended to come from defense programs, though less than $1 billion has been cut for defense programs per year under the BCA. Mandatory sequestrations under the BCA were subsequently extended by the Bipartisan Budget Act of 2013, the Bipartisan Budget Act of 2015, the Bipartisan Budget Act of 2018, the Bipartisan Budget Act of 2019, the CARES Act and the Consolidated Appropriations Act of 2021, which did not specify an amount of savings required to be achieved through sequestration after 2021 but apply an 8.3% reduction in defense spending in each year from 2021 to 2030. This could result in a commensurate reduction in the amount of services that we are contracted to provide to the Department of Defense and could have a material adverse effect on our business and results of operations, and given the uncertainty of when and how these automatic reductions required by the BCA may return and/or be applied, we are unable to predict the nature or magnitude of the potential adverse effect.
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
The table below presents the percentage of total revenue for each type of contract:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Cost-reimbursable	53%	57%	54%	56%
Time-and-materials	24%	24%	24%	25%
Fixed-price	23%	19%	22%	19%

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
Our People
Revenue from our contracts is derived from services delivered by consulting staff and, to a lesser extent, from our subcontractors. Our ability to hire, retain, and deploy talent with skills appropriately aligned with client needs is critical to our ability to grow our revenue. We continuously evaluate whether our talent base is properly sized and appropriately compensated, and contains an optimal mix of skills to be cost competitive and meet the rapidly evolving needs of our clients. We seek to achieve that result through recruitment and management of capacity and compensation. As of December 31, 2021 and 2020, we employed approximately 29,500 and 27,600 people, respectively, of which approximately 26,300 and 24,700, respectively, were consulting staff.
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
The following table summarizes the value of our contract backlog at the respective dates presented:

	December 31, 2021	December 31, 2020
	(In millions)
Backlog:
Funded	$4,044	$3,620
Unfunded	9,415	5,971
Priced options	14,302	13,695
Total backlog	$27,761	$23,286

(1)    Backlog presented as of December 31, 2021 includes backlog acquired from the Company's acquisitions made during the nine months ended December 31, 2021. Total backlog acquired was approximately $2.0 billion as of December 31, 2021.

Our total backlog consists of remaining performance obligations, certain orders under contracts for which the period of performance has expired, and unexercised option period and other unexercised optional orders. As of December 31, 2021 and March 31, 2021, the Company had $7.5 billion and $6.7 billion of remaining performance obligations, respectively. We expect to recognize approximately 70% of the remaining performance obligations at December 31, 2021 as revenue over the next 12 months, and approximately 85% over the next 24 months. The remainder is expected to be recognized thereafter. However, given the uncertainties discussed below, as well as the risks described in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, and Part II, "Item 1A. Risk Factors" of our Quarterly Report on Form 10-Q for the three months ended September 30, 2021, we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all. Our backlog includes orders under contracts that in some cases extend for several years. The U.S. Congress generally appropriates funds for our clients on a yearly basis, even though their contracts with us may call for performance that is expected to take a number of years to complete. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until the U.S. Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.
We view growth in total backlog and consulting staff headcount as the two key measures of our potential business growth. Growing and deploying consulting staff is the primary means by which we are able to achieve revenue growth. To the extent that we are able to hire additional consulting staff and deploy them against funded backlog, we generally recognize increased revenue. Total backlog increased by 19.2% from December 31, 2020 to December 31, 2021. Additions to funded backlog during the twelve months ended December 31, 2021 totaled $8.5 billion in comparison to $7.9 billion for the comparable period in 2020, as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options. We report internally on our backlog on a monthly basis and review backlog upon occurrence of certain events to determine if any adjustments are necessary.
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
In addition, contract backlog includes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the funded backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a predetermined expiration date such as the end of the U.S. government's fiscal year. The revenue value of orders included in contract backlog that has not been recognized as revenue due to period of performance expirations has not exceeded approximately 5.1% of total backlog as of December 31, 2021 and any of the four preceding fiscal quarters.
We expect to recognize revenue from a substantial portion of funded backlog as of December 31, 2021 within the next twelve months. However, given the uncertainties discussed above, as well as the risks described in Part I, Item 1A, of our Annual Report on Form 10-K and Part II, Item 1A. of our Quarterly Report on Form 10-Q for the three months ended September 30, 2021, we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all.
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

Results of Operations
The following table sets forth items from our condensed consolidated statements of operations for the periods indicated. Significant trends and changes are discussed within each section for the three and nine months ended December 31, 2021. Trends and changes that are consistent for both the three and nine month periods are discussed on a nine-month period basis only.

	Three Months Ended December 31,		Percent	Nine Months Ended December 31,		Percent
	2021	2020	Change	2021	2020	Change
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
	(In thousands)			(In thousands)
Revenue	$2,030,520	$1,904,020	6.6%	$6,125,624	$5,879,658	4.2%
Operating costs and expenses:
Cost of revenue	929,568	866,771	7.2%	2,840,044	2,758,270	3.0%
Billable expenses	621,550	577,059	7.7%	1,817,215	1,729,788	5.1%
General and administrative expenses	262,614	254,820	3.1%	826,606	745,375	10.9%
Depreciation and amortization	39,576	21,113	87.4%	104,923	62,860	66.9%
Total operating costs and expenses	1,853,308	1,719,763	7.8%	5,588,788	5,296,293	5.5%
Operating income	177,212	184,257	(3.8)%	536,836	583,365	(8.0)%
Interest expense	(23,677)	(20,878)	13.4%	(69,201)	(60,900)	13.6%
Other income (expense), net	5,401	2,604	NM	11,716	(10,266)	NM
Income before income taxes	158,936	165,983	(4.2)%	479,351	512,199	(6.4)%
Income tax expense	30,090	21,612	39.2%	103,569	102,418	1.1%
Net income	$128,846	$144,371	(10.8)%	$375,782	$409,781	(8.3)%
Net loss attributable to non-controlling interest	(85)	—		(85)	—
Net income attributable to common stockholders	$128,931	$144,371	(10.7)%	$375,867	$409,781	(8.3)%
NM - Not meaningful.
Revenue
Revenue increased to $2,030.5 million from $1,904.0 million, or a 6.6% increase, for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020, and increased to $6,125.6 million from $5,879.7 million, or a 4.2% increase, for the nine months ended December 31, 2021 as compared to the nine months ended December 31, 2020. The increases were primarily driven by the impact of acquisitions during the three and nine months ended December 31, 2021 of approximately $116.8 million and $223.1 million, respectively. This was partially offset by a slower ramp up on new and existing work, lower staff utilization, and continued pressure on billable expenses. Total headcount as of December 31, 2021 increased approximately 1,900 as compared to December 31, 2020.
Cost of Revenue
Cost of revenue as a percentage of revenue remained relatively flat at 45.8% and 45.5% for the three months ended December 31, 2021 and 2020, respectively, and 46.4% and 46.9% for the nine months ended December 31, 2021 and 2020, respectively. Cost of revenue increased to $929.6 million from $866.8 million, or a 7.2% increase, for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020, and increased to $2,840.0 million from $2,758.3 million, or a 3.0% increase, for the nine months ended December 31, 2021 as compared to the nine months ended December 31, 2020. The increases were primarily due to increases in salaries and salary-related benefits in the three and nine months ended December 31, 2021 of $67.5 million and $149.2 million, respectively, driven by increased headcount and annual base salary increases, partially offset by decreases in other direct costs of $75.8 million for nine months ended December 31, 2021.

Billable Expenses
Billable expenses as a percentage of revenue were 30.6% and 30.3% for the three months ended December 31, 2021 and 2020, respectively, and 29.7% and 29.4% for the nine months ended December 31, 2021 and 2020, respectively. Billable expenses increased to $621.6 million from $577.1 million, or a 7.7% increase, for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020, and increased to $1,817.2 million from $1,729.8 million, or a 5.1% increase, for the nine months ended December 31, 2021 as compared to the nine months ended December 31, 2020. Increases were primarily attributable to increases in expenses from contracts that require the Company to incur other direct expenses and travel on behalf of clients as compared to the prior year period and an increase in the use of subcontractors driven by client demand and timing of client needs.
General and Administrative Expenses
General and administrative expenses as a percentage of revenue were 12.9% and 13.4% for the three months ended December 31, 2021 and 2020, respectively, and 13.5% and 12.7% for the nine months ended December 31, 2021 and 2020, respectively. General and administrative expenses increased to $262.6 million from $254.8 million, or a 3.1% increase, for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020, and increased to $826.6 million from $745.4 million, or a 10.9% increase, for the nine months ended December 31, 2021 as compared to the nine months ended December 31, 2020. General and administrative expenses were impacted by $5.3 million and $85.8 million of acquisition costs associated with our acquisitions of Liberty and Tracepoint incurred during the three and nine months ended December 31, 2021, respectively. In addition, salaries and salary-related benefits in the three and nine months ended December 31, 2021 increased $2.7 million and $20.7 million, respectively, partially offset by decreases in other business expenses and professional fees for the nine months ended December 31, 2021 as compared to the nine months ended December 31, 2020.
Depreciation and Amortization
Depreciation and amortization increased to $39.6 million from $21.1 million, or an 87.4% increase, for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020, and increased to $104.9 million from $62.9 million, or a 66.9% increase, for the nine months ended December 31, 2021 as compared to the nine months ended December 31, 2020, primarily due to increases in intangible amortization related to the acquisitions in fiscal 2022, and depreciation expense resulting from the implementation of our new financial management systems on April 1, 2021.
Interest Expense
Interest expense increased to $23.7 million from $20.9 million, or a 13.4% increase, for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020, and increased to $69.2 million from $60.9 million, or a 13.6% increase, for the nine months ended December 31, 2021 as compared to the nine months ended December 31, 2020, respectively, primarily due to increased expense related to the Senior Notes due 2029 (as defined below) and the Senior Notes due 2028 (as defined below).
Other Income (Expense), net
Other income (expense), net increased to $5.4 million from $2.6 million for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020, respectively, primarily due to the net gain of $7.1 million recognized from a transaction in the third quarter of fiscal 2022 in which the Company transferred all assets related to SnapAttack™ to a new cyber threat hunting and detection company and disposed of the controlling interest to an unrelated third party and retained an equity method investment, partially offset by the net gain of $3.1 million recognized from the sale of certain company assets in fiscal 2021. Other income (expense), net increased to an $11.7 million net other income for the nine months ended December 31, 2021 from a $10.3 million net other expense for the nine months ended December 31, 2020. The changes were primarily due to the net gain of $7.1 million recognized from the spin-off transaction noted above, the $5.7 million gain from the Company’s remeasurement of its previously held equity method investment in Tracepoint in the second quarter of fiscal 2022, and the $13.2 million loss on debt extinguishment resulting from the redemption of the 2017 Senior Notes recognized in the second quarter of fiscal 2021.

Income Tax Expense
Income tax expense increased to $30.1 million from $21.6 million, or a 39.2% increase, for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020, respectively, and increased to $103.6 million from $102.4 million, or a 1.1% increase, for the nine months ended December 31, 2021 as compared to the nine months ended December 31, 2020, respectively. The increases were primarily due to the release of $10.2 million in reserves in the third quarter of fiscal 2021 for uncertain tax positions related to the acquisition of eGov Holdings, Inc. (d/b/a/ Aquilent), established in the fourth quarter of fiscal 2017, due to the expiration of the statute of limitations, partially offset by changes in pre-tax income as compared to the prior year period. The effective tax rate increased to 18.9% for the three months ended December 31, 2021 from 13.0% for the three months ended December 31, 2020, and increased to 21.6% for the nine months ended December 31, 2021 from 20.0% for the nine months ended December 31, 2020.
Liquidity and Capital Resources
The following table presents selected financial information as of December 31, 2021 and March 31, 2021 and for the first nine months of fiscal 2022 and 2021:

	December 31, 2021	March 31, 2021
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$642,709	$990,955
Total debt	2,816,271	2,356,596

	Nine Months Ended December 31,
	2021	2020
	(Unaudited)	(Unaudited)
	(In thousands)
Net cash provided by operating activities	$481,151	$798,959
Net cash used in investing activities	(835,248)	(122,855)
Net cash provided by (used in) financing activities	5,851	(76,704)
Total (decrease) increase in cash and cash equivalents	$(348,246)	$599,400
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
Effective fiscal 2023, the Tax Cuts and Jobs Act of 2017 requires the capitalization of research and development costs for tax purposes, which can then be amortized over five years and 15 years, for domestic and foreign costs respectively. Congress has proposed tax legislation to delay the effective date of this change to 2026, but it is uncertain whether the proposed delay will ultimately be enacted into law. If the current effective date remains in place, the Company's initial assessment is that the Company would experience a material decrease in cash from operations, but that the deferred tax liability would be offset by a corresponding amount.
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
Operating Cash Flow
Net cash provided by operations is primarily affected by the overall profitability of our contracts, our ability to invoice and collect cash from clients in a timely manner, our ability to manage our vendor payments and the timing of cash paid for income taxes. Continued uncertainty in global economic conditions, as well as any impact on the budget, funding and debt ceiling pending Congressional negotiations, including any impact as a result of new legislation to fund the U.S. government beyond February 18, 2022, may also affect our business as customers and suppliers may decide to downsize, defer, or cancel contracts, which could negatively affect the operating cash flows. Net cash provided by operations was $481.2 million for the nine months ended December 31, 2021 compared to $799.0 million in the prior year period. The decrease in operating cash flows was primarily driven by lower collections on accounts receivable, higher disbursements, and approximately $85.8 million of acquisition costs incurred and paid during fiscal 2022, primarily associated with our acquisition of Liberty.
Investing Cash Flow
Net cash used in investing activities was $835.2 million in the nine months ended December 31, 2021 compared to $122.9 million in the prior year period. The increase in net cash used in investing activities was primarily due to the Company's acquisitions of Liberty and Tracepoint, partially offset by the initial 40% minority investment in Tracepoint of $72.2 million in the prior year.

Financing Cash Flow
Net cash provided by financing activities was $5.9 million in the nine months ended December 31, 2021 compared to net cash used in financing activities of $76.7 million in the prior year period. The increase in net cash provided by financing activities was primarily due to an increase in net proceeds of $152.2 million received from the fiscal 2022 issuance of the Senior Notes due 2029 as compared to the proceeds received from the fiscal 2021 issuance of the Senior Notes due 2028. In addition, there was a $100.0 million draw on the Revolving Credit Facility in the prior year and a $23.2 million decrease in payments on the Company's term loans over the prior year period. This was partially offset by an increase in share repurchases of $171.8 million and cash dividends paid of $21.8 million as compared to the prior year period.
Dividends and Share Repurchases
On January 28, 2022, the Company announced a regular quarterly cash dividend in the amount of $0.43 per share. The quarterly dividend is payable on March 2, 2022 to stockholders of record on February 11, 2022.
During the three and nine months ended December 31, 2021, quarterly cash dividends of $0.37 and $1.11 per share, respectively, were declared and paid totaling $49.9 million and $151.7 million, respectively. During the three and nine months ended December 31, 2020, quarterly cash dividends of $0.31 and $0.93 per share, respectively, were declared and paid totaling $43.0 million and $129.9 million, respectively.
On December 12, 2011, the Board of Directors approved a share repurchase program, which was most recently increased to $2,160.0 million on January 26, 2022. The Company may repurchase shares pursuant to the program by means of open market repurchases, directly negotiated repurchases or through agents acting pursuant to negotiated repurchase agreements. During the first nine months of fiscal 2022, the Company purchased 3.4 million shares of the Company's Class A Common Stock for an aggregate of $286.3 million. As of January 26, 2022, giving effect to the increase in the share repurchase authorization, the Company had approximately $740.3 million of remaining capacity under its repurchase program.
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

As of December 31, 2021, the Credit Agreement provided Booz Allen Hamilton with a $1,257.5 million Term Loan A, a $381.3 million Term Loan B, and $1,000.0 million in New Revolving Commitments with a sub-limit for letters of credit of $200.0 million (collectively, the "Secured Credit Facility"). The maturity date of Term Loan B is November 26, 2026. Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement (the "Guarantee") are secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement and related documentation. Subject to specified conditions, without the consent of the then-existing lenders (but subject to the receipt of commitments), the Term Loans or the Revolving Credit Facility may be expanded (or a new term loan facility or revolving credit facility added to the existing facilities) by up to (i) the greater of (x) $909 million and (y) 100% of consolidated EBITDA of Booz Allen Hamilton, as of the end of the most recently ended four quarter period for which financial statements have been delivered pursuant to the Credit Agreement plus (ii) the aggregate principal amount under which pro forma consolidated net senior secured leverage remains less than or equal to 3.50:1.00.

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
As of December 31, 2021 and March 31, 2021, Booz Allen Hamilton was contingently liable under open standby letters of credit and bank guarantees issued by its banks in favor of third parties that totaled $8.6 million and $9.8 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. For December 31, 2021 and March 31, 2021, approximately $1.0 million and $0.9 million, of these instruments reduced the available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $20.0 million facility of which $12.4 million and $11.1 million, respectively, was available to Booz Allen Hamilton at December 31, 2021 and March 31, 2021. As of December 31, 2021, Booz Allen Hamilton had $999.0 million of capacity available for additional borrowings under the Revolving Credit Facility.
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants include limitations on the following, in each case subject to certain exceptions: (i) indebtedness and liens; (ii) mergers, consolidations or amalgamations, liquidations, wind-ups or dissolutions, and disposition of all or substantially all assets; (iii) dispositions of property; (iv) restricted payments; (v) investments; (vi) transactions with affiliates; (vii) change in fiscal periods; (viii) negative pledges; (ix) restrictive agreements; (x) line of business; and (xi) speculative hedging. The events of default include the following, in each case subject to certain exceptions: (a) failure to make required payments under the Secured Credit Facility; (b) material breaches of representations or warranties under the Secured Credit Facility; (c) failure to observe covenants or agreements under the Secured Credit Facility; (d) failure to pay or default under certain other material indebtedness; (e) bankruptcy or insolvency; (f) certain Employee Retirement Income Security Act, or ERISA events; (g) certain material judgments; (h) actual or asserted invalidity of the Guarantee and collateral agreements or the other security documents or failure of the guarantees or perfected liens thereunder; and (i) a change of control. Booz Allen Hamilton is required to meet certain financial covenants at each quarter end, namely consolidated net total leverage and consolidated net interest coverage ratios. As of December 31, 2021 and March 31, 2021, we were compliant with these covenants.
For the three months ended December 31, 2021 and 2020, interest payments of $4.7 million and $5.6 million were made for Term Loan A, respectively, and $1.8 million and $1.9 million were made for Term Loan B, respectively. For the nine months ended December 31, 2021 and 2020, interest payments of $15.2 million and $18.3 million were made for Term Loan A, respectively, and $5.4 million and $6.0 million were made for Term Loan B, respectively.
Borrowings under the Term Loans and, if used, the Revolving Credit Facility, incur interest at a variable rate. In accordance with Booz Allen Hamilton's risk management strategy, Booz Allen Hamilton executed a series of interest rate swaps. As of December 31, 2021, Booz Allen Hamilton had interest rate swaps with an aggregate notional amount of $700.0 million. These instruments hedge the variability of cash outflows for interest payments on the Term Loans and Revolving Credit Facility. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense (See Note 9 to our condensed consolidated financial statements).
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
Capital Structure and Resources
Our stockholders’ equity amounted to $1,071.0 million as of December 31, 2021, compared to stockholders’ equity of $1,071.2 million as of March 31, 2021, primarily due to $299.7 million in treasury stock resulting from the repurchase of shares of our Class A Common Stock, and $151.7 million in quarterly dividend payments for the nine months ended December 31, 2021, offset by net income of $375.8 million, stock-based compensation expense of $45.2 million, and issuance of common stock of $16.0 million during the nine months ended December 31, 2021.
Capital Expenditures
Since we do not own any of our facilities, our capital expenditure requirements primarily relate to the purchase of computers, management systems, furniture, and leasehold improvements to support our operations. Direct facility and equipment costs billed to clients are not treated as capital expenditures. Our capital expenditures for the nine months ended December 31, 2021 and 2020 were $51.6 million and $54.0 million, respectively. The decrease in capital expenditures was primarily driven by lower spend related to the implementation of our new financial management systems on April 1, 2021 as compared to the prior year period, as well as lower facilities expenses reflecting the investment in technology and tools needed to support the virtual work environment.
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
•delayed funding of our contracts due to uncertainty relating to funding of the U.S. government and a possible failure of Congressional efforts to approve such funding of the U.S. government beyond February 18, 2022 and to craft a long-term agreement on the U.S. government’s ability to incur indebtedness in excess of its current limits, or changes in the pattern or timing of government funding and spending;
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
•risks related to completed and future acquisitions and dispositions, including our ability to realize the expected benefits from such acquisitions and dispositions;
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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of December 31, 2021 and March 31, 2021, there were no material amounts accrued in the condensed consolidated financial statements related to these proceedings.
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
On November 13, 2017, a Verified Shareholder Derivative Complaint was filed in the United States District Court for the District of Delaware styled Celine Thum v. Rozanski et al., C.A. No. 17-cv-01638, naming the Company as a nominal defendant and numerous current and former officers and directors as defendants. The complaint asserts claims for breach of fiduciary duties, unjust enrichment, waste of corporate assets, abuse of control, gross mismanagement, and violations of Sections 14(a), 10(b) and 20(a) of the Exchange Act, purportedly relating to matters that are the subject of the DOJ investigation described above. The parties have stipulated to a stay of the proceedings pending the outcome of the securities litigation (described above), which the court so ordered on January 24, 2018. On December 12, 2019, the court ordered that the stay remain in effect and ordered the parties to submit periodic status reports. On May 27, 2020, November 23, 2020, May 24, 2021, and November 22, 2021, the parties submitted status reports stating that plaintiff believes the stay should remain in effect and defendants do not object to the stay remaining in effect. At this stage of the lawsuit, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with the lawsuit.

Item 1A.    Risk Factors

There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 filed with the Securities and Exchange Commission on May 21, 2021, and Part II, Item 1A, of our Quarterly Report on Form 10-Q for the
three months ended September 30, 2021 filed with the Securities and Exchange Commission on October 29, 2021.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table shows the share repurchase activity during the three months ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 2021	485,334	$80.23	485,334	$348,872,904
November 2021	321,711	$86.83	321,711	$320,937,208
December 2021	182,850	$85.78	182,850	$305,251,609
Total	989,895		989,895

(1)On December 12, 2011, the Board of Directors approved a share repurchase program, which was most recently increased to $2,160.0 million on January 26, 2022. A special committee of the Board of Directors was appointed to evaluate market conditions and other relevant factors and initiate repurchases under the program from time to time. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice.

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information

On January 26, 2022, Laura S. Adams, Vice President and Chief Accounting Officer (Principal Accounting Officer) of the Company, was promoted to Treasurer of the Company and resigned from her position as Chief Accounting Officer (Principal Accounting Officer) of the Company, effective February 1, 2022. As Vice President and Treasurer, Ms. Adams will have increased responsibility, serving as a key finance executive and officer leading a multidisciplinary department in strategically executing and managing capital structure transactions, liquidity requirements, corporate debt facilities, risk management, banking relationships, and investor relations.

In connection with the foregoing, Lloyd W. Howell, Jr., Executive Vice President, Chief Financial Officer and Treasurer of the Company, resigned from his position as Treasurer of the Company, and Scott M. Murphy, Vice President and Controller of the Company, was promoted to Chief Accounting Officer (Principal Accounting Officer) of the Company, effective February 1, 2022.

Mr. Murphy, age 41, joined the Company in May 2021 as Vice President and Controller. Prior to joining the Company, Mr. Murphy spent 11 years at Iron Mountain, Incorporated, where he most recently served as their Americas Controller and Global Controller. Prior to joining Iron Mountain, Incorporated, Mr. Murphy spent seven years at Ernst & Young, LLP in the assurance practice. There were no material changes to Mr. Murphy’s compensation arrangements relating to this change. Mr. Murphy has no family relationships with any of our directors or executive officers. There are no relationships between the Company or its subsidiaries, on one hand, and Mr. Murphy, on the other hand, that would require disclosure pursuant to Item 404(a) of

Regulation S-K, and there are no arrangements or understanding between Mr. Murphy and any other person pursuant to which he was appointed as Chief Accounting Officer (Principal Accounting Officer) of the Company.

Item 6.    Exhibits

Exhibit Number	Description

4.1	Second Supplemental Indenture, dated as of November 5, 2021, among Booz Allen Hamilton Inc., the New Subsidiary Guarantors party thereto and Wilmington Trust, National Association.*

4.2	Second Supplemental Indenture, dated as of November 5, 2021, among Booz Allen Hamilton Inc., the New Subsidiary Guarantors party thereto and Wilmington Trust, National Association.*

10.1
Assumption Agreement, dated as of November 5, 2021, by Liberty IT Solutions, LLC, in favor of Bank of America, N.A., as collateral agent for the banks and other financial institutions or entities party to the Credit Agreement, as amended.*

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

101
The following materials from Booz Allen Hamilton Holding Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended December 31, 2021 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2021 and March 31, 2021; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2021 and 2020; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2021 and 2020; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2021 and 2020; and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
___________________________________
*    Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Booz Allen Hamilton Holding Corporation
Registrant

Date: January 28, 2022	By:	/s/ Lloyd W. Howell, Jr.
Lloyd W. Howell, Jr. Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)