Form 10-K
period 2022-03-31
Booz Allen Hamilton Holding Corp
filed 2022-05-20
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-K
 ___________________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of September 30, 2021, the last business day of the registrant's most recently completed second quarter, the aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates was $10,457,916,666.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of May 17, 2022
Class A Common Stock	132,185,735

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders scheduled for July 27, 2022 are incorporated by reference into Part III.

INTRODUCTORY NOTE
Unless the context otherwise indicates or requires, as used in this Annual Report on Form 10-K for the fiscal year ended March 31, 2022, references to: (i) “we,” “us,” “our,” or our “company” refer to Booz Allen Hamilton Holding Corporation, its consolidated subsidiaries and predecessors; (ii) “Booz Allen Holding” refers to Booz Allen Hamilton Holding Corporation, exclusive of its subsidiaries; (iii) “Booz Allen Investor” refers to Booz Allen Hamilton Investor Corporation, a wholly-owned subsidiary of Booz Allen Holding; (iv) “Booz Allen Hamilton” and "Booz Allen" refer to Booz Allen Hamilton Inc., our primary operating company and a wholly-owned subsidiary of Booz Allen Holding; and (v) “fiscal,” when used in reference to any twelve-month period ended March 31, refers to our fiscal years ended March 31. Unless otherwise indicated, information contained in this Annual Report is as of March 31, 2022. We have made rounding adjustments to reach some of the figures included in this Annual Report and, unless otherwise indicated, percentages presented in this Annual Report are approximate.
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
•delayed long-term funding of our contracts due to uncertainty relating to funding of the U.S. government and a possible failure of Congressional efforts to approve such funding and to craft a long-term agreement on the U.S. government’s ability to incur indebtedness in excess of its current limits, or changes in the pattern or timing of government funding and spending;
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
•variable purchasing patterns under U.S. government General Services Administration Multiple Award schedule contracts, or GSA schedules, blanket purchase agreements and indefinite delivery/indefinite quantity, or IDIQ, contracts;
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
•risks related to the operations of financial management systems;
•an inability to attract, train, or retain employees with the requisite skills and experience;
•an inability to timely hire, assimilate and effectively utilize our employees, ensure that employees obtain and maintain necessary security clearances and/or effectively manage our cost structure;
•risks related to inflation that could impact the cost of doing business and/or reduce customer buying power;
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
•the impact of ESG-related risks and climate change generally on our and our clients' businesses and operations; and
•other risks and factors listed under “Item 1A. Risk Factors” and elsewhere in this Annual Report.
In light of these risks, uncertainties, and other factors, the forward-looking statements might not prove to be accurate and you should not place undue reliance upon them. All forward-looking statements speak only as of the date made and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

Overview
For more than 100 years, business, government, and military leaders have turned to Booz Allen Hamilton to solve their most complex problems. A values-driven organization with a guiding purpose to empower people to change the world, we remain focused on providing long-term solutions to our clients’ emerging and ever-changing challenges. Our people are passionate about their service to our clients and their missions and supporting the communities in which we live and work. This is our heritage, and it is as true today as when the Company was founded in 1914.
A collaborative culture is an integral part of our unique operating model and encourages our people to bring a diversity of ideas and talent to every client engagement. Building on our legacy of passionate client service and guided by our long-term growth strategy, we blend deep expertise in management consulting with advanced technical capabilities to deliver powerful solutions. By investing in markets, capabilities, and talent, and building new business models, including ventures, partnerships, and product offerings, we believe we are creating sustainable quality growth for the Company.
Through our dedication to our clients' missions, and a commitment to evolving our business to address their needs, we have longstanding relationships with our clients, the longest of which is more than 80 years. We support critical missions for a diverse base of federal government clients, including nearly all of the U.S. government’s cabinet-level departments, as well as for commercial clients, both domestically and internationally. We support our federal government clients by helping them tackle their most complex and pressing challenges, such as protecting soldiers in combat and supporting their families, advancing cyber capabilities, keeping our national infrastructure secure, enabling and enhancing digital services, transforming the healthcare system, and improving governmental efficiency to achieve better outcomes. We serve commercial clients across industries, including financial services, health and life sciences, energy, and technology.
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
Across all markets, we address our clients’ complex and evolving needs by deploying multifaceted teams with a combination of deep mission understanding, market-leading functional capabilities, consulting talent, and true technical and engineering expertise. These client-facing teams, which are fundamental to our differentiated value proposition, better position us to create market-relevant growth strategies and plan for and meet current, future, and prospective market needs. They also help us identify and deliver against diverse client needs in a more agile manner. Our significant win rates during fiscal 2022 on new and re-competed contracts of 64% and 90%, respectively, as compared to 56% and 88%, respectively, in fiscal 2021, demonstrate the strength of this approach.

Human Capital
Purpose and Values. As one of the first organizations in the United States to adopt a formal code of business ethics, we have always believed that doing what is right and holding ourselves and others accountable is the only way to do business. Our people exemplify our purpose to “empower people to change the world” and live our values:
•Ferocious Integrity: Do right; hold ourselves accountable
•Unflinching Courage: Speak truth to power; maintain convictions; bring bold thinking
•Passionate Service: Embrace the mission; build community through generosity; make meaningful connections; listen and act with empathy
•Collective Ingenuity: Find the biggest problem and solve it; be resourceful and creative; seek to make the biggest difference; harness the power of diversity; be devoted to the team
•Champion’s Heart: Crave being the best; bring joy to the pursuit; learn from failure; compete with passion
Our People. Our ability to deliver lasting value and results to our clients has always been, and continues to be, a product of the strong character, expertise, and tremendous passion of our people. Our approximately 29,300 employees solve hard problems by making our clients’ missions their own, combining decades of consulting and domain expertise with functional expertise in areas such as analytics, digital solutions, engineering, and cyber. Our talented people are supported by a culture of innovation, diversity, equity, and inclusion.
Diversity, Equity, and Inclusion (DEI). At Booz Allen, we are committed to enhancing opportunity for all our people to achieve their full potential. Our DEI Strategy & Action Plan centers on leading by example with transparency and inclusion, empowering potential by driving equitable access and outcomes, inspiring belonging and inclusion, and being a force for advancing equity. In 2020, building on our decades-long commitment to advancing diversity, equity, and inclusion, we added a heightened focus on racial and social equity with the launch of our Race and Social Equity Agenda focused on assessing our business practices and the impact on Black, Indigenous, and People of Color (BIPOC) individuals; increasing personal time and space for reflection and mental health; intensifying investment and accountability in BIPOC representation at all levels; accelerating our DEI learning and education programs; advancing social equity causes; and making racial and social equity a major element of our corporate philanthropy.
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
As of March 31, 2022, based upon voluntary self-reporting:
•36% of our global workforce identified as female, including 35% of senior management and 67% of executive leadership
•32% of our U.S. workforce identified as BIPOC, including 19% of senior management and 22% of executive leadership
•Nearly 28% of our employees are veterans
•Approximately 89% of our employees hold bachelor’s degrees; approximately 42% hold master’s degrees; and approximately 4% hold doctoral degrees
•Approximately 67% of our employees hold security clearances
•Of new employee hires, 32% globally identified as female and 38% in the U.S. identified as BIPOC
•Of employee departures, 34% globally identified as female and 36% in the U.S. identified as BIPOC
Talent Acquisition and Development. We attract and retain the best people by providing them with opportunities to grow, build skills, and be appreciated for their contributions as they work on our clients’ toughest challenges. We continuously invest in elements of our employee value proposition to ensure we remain an employer of choice in a highly competitive talent marketplace.

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
Employee Engagement. We conduct an annual Employee Experience Survey, which measures, among other factors, our employees’ impression of the inclusiveness of our work environment. The survey results provide insights into how employees experience Booz Allen and our culture, helping our leaders better understand areas of opportunity and areas for greater attention.
In fiscal 2022, we saw the impact of our COVID-19 response efforts on the well-being of our employees and clients, and we continued to focus our attention on keeping each other, our families, and our clients safe; supporting our clients’ vital missions; and protecting our business. We engaged with employees to understand how we could best help them, including maintaining a robust benefits program, financial and job security, enhanced caregiver support, and telework resources.
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
Awards and Recognition. The importance we place on our people continues to receive external recognition. Ethisphere, a global leader in defining and advancing ethical business practices, has once again recognized Booz Allen as one of the World’s Most Ethical Companies. For the twelfth consecutive year, Booz Allen has received a perfect score on the Corporate Equality Index, a national benchmarking survey on corporate policies and practices related to LGBTQ workplace equality administered by the Human Rights Campaign Foundation, as well as designation as a “Best Place to Work for LGBTQ+ Equality.” In addition, for the seventh consecutive year, Booz Allen received a perfect score on the Disability Equality Index and has been named a Disability Equality Index “Best Place to Work for Disability Inclusion.” Our inclusive culture has been further recognized by Military Spouse as “Top 10 Military Spouse Friendly Employers,” by Military Times as “Best for Vets,” on the “Working Mother Top 100,” and by Forbes as a “Best Employer for Veterans,” a “Best Employer for Diversity,” and a “Best Employer for Women.” Since 2005, we have had more than 100 employees recognized for the Black Engineer of the Year Award as Modern Day Technology Leaders. We were also proud recipients of the Washington Business Journal’s Corporate Philanthropy Award.
We have also been honored with industry awards that showcase our employer brand, including recognition by Forbes as one of “America’s Best Large Employers” and a “Best Management Consulting Firm,” achieving an eleventh consecutive year as one of Fortune’s “World’s Most Admired Companies,” receipt of the U.S. Small Business Association’s Dwight D. Eisenhower “Award for Excellence,” #4 ranked on Vault’s Consulting 50 and in the top 10 of Vault’s Most Prestigious Consulting Firms, #4 ranked “Best Places to Work in IT” by Computer World and Insider Pro, and #22 ranked “Largest Global Defense Contractor” by Defense News.
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

Our functional service offerings are summarized below:
•Analytics focuses on transformational solutions that deliver ethical and responsible outcomes in the areas of artificial intelligence (AI), such as machine learning (ML), deep learning; data science, such as data engineering and predictive modeling; automation and decision analytics; and emerging areas, such as quantum computing. We pioneer holistic approaches to apply these technologies to create and sustain data-driven organizations, with a focus not only on data and technology, but also the people and culture, to drive real outcomes. We act as our clients' trusted advisor, assisting them with building and operationalizing scalable analytics and AI systems based on our deep experience in a complex and evolving AI landscape.
•Digital Solutions combines the power of modern systems development techniques and cloud platforms with the power of ML to transform customer and mission experiences. We blend in-depth client mission understanding and digital technical expertise with a consultative approach. We develop, design, and implement powerful solutions built on contemporary methodologies and modern architectures. We accelerate clients to open, cloud native environments, where capability can be securely developed and deployed at scale, and effort allocated toward data management challenges is redirected to analysis and insights.
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
•Cyber focuses on active prevention, detection, and cost effectiveness. Active prevention includes methods of securing platforms and enterprises against cyber-attacks. Detection is the instrumentation of networks to provide lead indicators of penetrations. Cost effectiveness includes our integrated engineering capabilities. Our cyber capabilities are rooted in decades of service to the U.S. federal intelligence community and today afford us the opportunity to maintain technical expertise in network security. With decades of mission intelligence combined with the most advanced tools available, we help clients understand the business value of cyber risk management and prepare for future cybersecurity needs with a lens toward efficiency and effectiveness.
•Consulting focuses on the talent and expertise needed to solve client problems and develop mission-oriented solutions for specific domains, business strategies, human capital, and operations through new and innovative approaches. We help clients boost organizational performance, deploy new technologies in smart ways, and change and streamline processes to achieve better outcomes.
Innovation and Solutions
The firm's innovation engine is focused on harnessing our ability to identify and ride successive waves of emerging technologies, with the goal to amass a portfolio of differentiated and mission-centric technology businesses.
We identify, assess, build, and deploy emerging technology solutions, while ensuring that our technical expertise is closely integrated with mission insight from across the business. Within the larger innovation ecosystem, we cultivate relationships through technology scouting, partnerships, and venturing to identify emerging technology with applicability to our clients' missions. We then incubate and prototype that technology against mission use cases to assess market readiness. Once proven, we focus on building capacity in emerging technology capabilities and solutions (such as AI, Cyber and 5G) in partnership with our business sectors. Throughout this innovation lifecycle, we are focused on advancing our solution engineering standards, the creation of reusable Intellectual Property/Intellectual Capital, and the application of new business and delivery models.
To complement our innovation engine, we are deeply invested in cultivating and inspiring our technical talent. We lead programs to grow the firm's capacity in emerging technology skills and cultivate a vibrant technical community that fuels innovation for our client missions. We also maintain an active network of Innovation Centers and hubs that showcase our capabilities and solutions for clients, partners, and prospective talent to galvanize innovation with our clients and local communities.
Our Long-Term Growth Strategy
Vision 2020 was a comprehensive strategy to transform Booz Allen and create sustainable growth for the Company. We drove industry-leading organic revenue growth and enhanced margin expansion, empowered our people to apply both technology and deep functional expertise to client challenges, and migrated major parts of our portfolio to be more technical and closer to the center of our clients' missions.

Our Company has grown in significant ways through Vision 2020, and the world around us continues to change at exponential speed. Competitive boundaries are shifting, public and private sector technology investments are accelerating, and the demand for highly-skilled technical talent far outpaces supply. Within this environment, our clients have become increasingly reliant on technology as missions become larger, more complex, and digitally driven. We must continue to evolve to ride the waves of change and lead our clients into a new era of digital transformation. Our capacity for change is a key ingredient of our success and we thoughtfully adjust our trajectory to stay ahead of the competition and anticipate the most mission-critical challenges for our clients.
We know that continued growth requires operating with increased speed, agility, and scale in a rapidly changing, highly competitive, and increasingly technical environment. VoLT, our strategy for the next era of Booz Allen, will accelerate our growth by focusing on the powerful convergence of Velocity, Leadership, and Technology as the blueprint for transforming our firm.
Velocity: Get There First
Leverage our mission knowledge to get to the future at speed and scale
•Double-down on innovation
•Strategically use mergers and acquisitions and partnerships to build market positions
•Make decisions closer to the needs of clients
Leadership: Transform with Conviction
Redefine mission leadership to stand apart in this new era
•Identify client needs ripe for hyper-growth
•Scale businesses at the nexus of mission and technology
Technology: Differentiate to Win
Put technology at the heart of the client mission to define the next generation of impact
•Use mission insights to develop solutions
•Identify, build, and scale next generation technology to transform mission
With VoLT as the catalyst, our ambition is that by 2030 Booz Allen will be a market-leading mission partner for the U.S. government in the new digital environment, highly differentiated across a portfolio of scaled mission and technology businesses, and recognized for integrating, applying, and scaling technologies in the service of national mission priorities.
Our Clients
Booz Allen is committed to solving our clients’ toughest challenges, and we work with a diverse base of public and private sector clients across a number of industries in the U.S. and internationally, operating at the intersection of technology and mission understanding.
Our clients call us to work on their hardest problems, such as delivering effective healthcare, protecting soldiers in combat and their families, and keeping our national infrastructure secure. We are investing in markets, capabilities, and talent and are building new business models through strategic ventures, partnerships, and product offerings.
Our government clients include nearly all of the cabinet-level departments of the U.S. government. We also serve large commercial clients across industries, including financial services, health and life sciences, energy, and technology to solve their hardest and most sophisticated cyber challenges. Internationally, we also serve a portfolio of U.S. and non-U.S. government and commercial clients.
A Large Addressable Market
We believe that the U.S. government is the world’s largest consumer of management and technology consulting services. According to the Congressional Budget Office and the U.S. Department of the Treasury, the U.S. government’s total spending for its fiscal year ended September 30, 2021 was $6.8 trillion. Memorandum baseline estimates for fiscal year 2021 indicate approximately $1.6 trillion was for discretionary budget authority, including $742 billion for the Department of Defense and intelligence community and $895 billion for civil agencies. Based on data from the Federal Procurement Data System, approximately $646 billion, including an estimated $52.7 billion in contract spending tied directly to the COVID-19 National Interest Action code (code P20C), of the U.S. government’s fiscal year 2021 discretionary outlays were non-intelligence agency funding-related products and services procured from private contractors. We estimate that $144.9 billion of the spending directed toward private contractors in U.S. government fiscal year 2021 was for management, technology, and engineering services, with $76.9 billion spent by the Department of Defense and $68.0 billion spent by civil agencies. The agencies of the U.S. intelligence community that we serve represent an additional market. These numbers also exclude a large addressable market for our services and capabilities in the global commercial markets where we have a modest footprint.
Highlights of Booz Allen’s fiscal 2022 are as follows:
•We derived 97% of our revenue from contracts where the end client was an agency or department of the U.S. government.
•We delivered services under 4,219 contracts and task orders.
•We derived 94% of our revenue in fiscal 2022 from engagements for which we acted as the prime contractor.
•We derived 13% of our revenue in fiscal 2022 from the Navy Marine Corps, which was the single largest client that we served in that year.
Selected Long-Term Client Relationships

Client (1)	Relationship Length (Years)
U.S. Navy	80+
U.S. Army	70+
Department of Energy	45+
U.S. Air Force	40+
National Security Agency	40+
Department of Homeland Security	40+
Federal Bureau of Investigation	30+
Internal Revenue Service	25+
Department of Health and Human Services	25+
National Reconnaissance Office	25+
A U.S. intelligence agency	25+

(1)Includes predecessor organizations.
Defense Clients
We are the premier digital integrator for the Department of Defense, blending decades of mission experience with state of-the-art AI/ML, next-generation data solutions, resilient communications, cyber, and advanced software development. We bring our defense clients the best cognitive mission solutions to achieve information advantage. As we operate in dynamic geo-political conditions, we design open architectures to avoid vendor lock, lower lifecycle cost, and maintain a technical edge to modernize, achieve interoperability, and win. Our technologists partner with our domain experts to build solutions that deliver the warfighter mission-critical information in today's digital battlespace, the fully networked conflict space extending across all warfighting domains.
We count among our many defense clients all four branches of the U.S. military, the Office of the Secretary of Defense, and the Joint Staff. Our key defense clients include the Army, Navy/Marine Corps, Air Force, Space Force, and Joint Combatant Commands.
Revenue generated from defense clients was $4.0 billion, or approximately 47.3% of our revenue, in fiscal 2022, as compared to $3.9 billion, or approximately 48.9% of our revenue, in fiscal 2021. Revenue generated from defense clients also includes foreign military sales and work performed under status of forces agreements to U.S. and non-U.S. government clients.
Intelligence Clients
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

Our intelligence clients are the 18 organizations of the U.S. Intelligence Community, which includes independent agencies, the Department of Defense elements, such as the National Security Agency and Defense Intelligence Agency, and other departments or agencies.
Revenue generated from intelligence clients was $1.6 billion, or approximately 18.8% of our revenue, in fiscal 2022 as compared to $1.5 billion, or approximately 19.7% of our revenue, in fiscal 2021.
Civil Clients
Our civil work centers on the federal missions that are the highest priority to the domestic agenda, and we excel at helping our clients innovate their most-critical missions. From healthcare, homeland security, and financial services to justice, law enforcement, immigration, energy, transportation, and labor, we work at the core of the mission to address our clients' most pressing needs.
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
Revenue generated from civil clients was $2.6 billion, or approximately 31.3% of our revenue, in fiscal 2022, as compared to $2.2 billion, or approximately 27.8% of our revenue, in fiscal 2021.
Global Commercial Clients
The Global Commercial business partners with clients, from sophisticated multinational organizations to small-to-medium organizations, to elevate their business to new heights. We deliver advanced cyber defense solutions across three industry leading lines of business: enterprise consulting, incident response, and managed services. Our team is led by practitioners with decades of cyber operational, strategic consulting, incident response, commercial, and federal experience. Our extensive industry expertise is earned through years of working with market leading clients in financial services, health and life sciences, software and technology, high tech manufacturing, logistics, and energy.
Revenue generated from global commercial clients was $216.3 million, or approximately 2.6% of our revenue, in fiscal 2022, as compared to $205.8 million, or approximately 2.6% of our revenue, in fiscal 2021.
Contracts
Booz Allen’s approach has long been to ensure that we have prime or subcontractor positions on a wide range of contracts that allow clients maximum opportunity to access our services. Our diverse contract base provides stability to our business. This diversity shows that more than 79% of our revenue for fiscal 2022 was derived from 3,166 active task orders under IDIQ contract vehicles. Our top IDIQ contract vehicle represented approximately 12.0% of our revenue in fiscal 2022. Our largest task order under an IDIQ contract vehicle accounted for approximately 3.6% of our revenue in fiscal 2022. Our largest definite contract represented approximately 3.0% of our revenue in fiscal 2022.
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
Listed below are our top IDIQ contracts for fiscal 2022 and the number of active task orders under these contracts as of March 31, 2022.

	Fiscal 2022 Revenue	% of Total Revenue	Number of Task Orders as of March 31, 2022	Expiration Date (1)
	(in millions)
One Acquisition Solution for Integrated Services	$1,003.2	12.0%	92	9/2/2024
Booz Allen Engineering Services - Alliant	650.5	7.8%	42	4/30/2019
Booz Allen Engineering Services - Alliant 2	611.4	7.3%	55	6/30/2028
Transformation Twenty-One Total Technology Next Generation	519.1	6.2%	17	3/6/2026
Information Technology Schedule 70 (Successor)	348.7	4.2%	54	6/28/2036
Professional Services Schedule	345.8	4.1%	101	9/30/2035
DTIC Information Analysis Center Multiple Award Contract	298.7	3.6%	37	9/29/2027
System Engineering and Analysis/Advanced Technology Support	280.4	3.4%	43	12/31/2019
Seaport Next Generation	233.0	2.8%	14	1/1/2029
Chief Information Officer - Solutions & Partners 3	223.5	2.7%	25	5/31/2022
(1) Expiration date applies to the IDIQ vehicle. Task orders awarded under the IDIQ can run past the expiration of the IDIQ itself.
Listed below for each specified revenue band is the number of task orders, revenue derived from the task orders, and average duration of the task orders as of March 31, 2022. The table includes revenue earned during fiscal 2022 under all task orders that were active during fiscal 2022 under these IDIQ contracts and the number of active task orders on which this revenue was earned. Average duration reflected in the table below is calculated based on the inception date of the task order, which may be prior to the beginning of fiscal 2022, and the completion date which may have been prior or subsequent to March 31, 2022. As a result, the actual average remaining duration for task orders included in this table may be less than the average duration shown in the table, and task orders included in the table may have been complete on March 31, 2022.

Segmentation of Task Order by Revenue Fiscal 2022	Number of Task Orders Active During Fiscal 2022	Fiscal 2022 Revenue (in millions)	% of Total Revenue	Average Duration (Years)

Less than $1 million	2,368	$399.2	5%	2.1
Between $1 million and $3 million	407	723.9	9%	3.3
Between $3 million and $5 million	139	533.8	6%	3.8
Between $5 million and $10 million	132	932.8	11%	4.1
Greater than $10 million	120	4,012.6	48%	4.9
Total	3,166	$6,602.3	79%	2.5

Listed below are our top definite contracts for fiscal 2022 and revenue recognized under these contracts. Classified contracts that cannot be named are noted generically in the table:

	Fiscal 2022 Revenue	% of Total Revenue	Expiration Date
	(in millions)
Classified Contract	$247.8	3.0%	9/30/2022
Classified Contract	65.7	0.8%	6/30/2025
Classified Contract	51.3	0.6%	3/7/2023
R1S Recreation One Stop Support Services	44.0	0.5%	9/30/2027
Classified Contract	38.0	0.5%	3/31/2025
Classified Contract	35.1	0.4%	9/16/2024
Classified Contract	25.8	0.3%	5/26/2021
Classified Contract	24.6	0.3%	3/31/2024
Classified Contract	24.6	0.3%	4/18/2028
Classified Contract	22.5	0.3%	8/31/2021

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
Our backlog does not include contracts that have been awarded but are currently under protest, and also does not include any task orders under IDIQ contracts except to the extent that task orders have been awarded to us under those contracts.
The following table summarizes the value of our contract backlog as of the respective dates presented:

	As of March 31,
	2022	2021
	(In millions)
Funded	$3,710	$3,510
Unfunded	9,925	6,086
Priced options	15,612	14,436
Total backlog	$29,247	$24,032
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
We rely on a combination of nondisclosure agreements and other contractual arrangements, as well as copyright, trademark, patent, and trade secret laws, to protect our proprietary information. We also enter into proprietary information and intellectual property agreements with employees, which require them to disclose any inventions created during employment, to convey such rights to inventions to us, and to restrict any disclosure of proprietary information. We have a variety of trademarks registered in the United States and certain foreign countries, including "Booz Allen Hamilton." Generally, registered trademarks have perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks. We have registered trademarks related to our name and logo in the United States, with the earliest renewal in November 2022, while the earliest renewal for our trademarks outside of the United States is February 2023.
For our work under U.S. government funded contracts and subcontracts, the U.S. government obtains certain rights to data, software, and related information developed under such contracts or subcontracts. These rights may allow the U.S. government to disclose such data, software, and related information to third parties, which may include our competitors in some instances. In the case of our work as a subcontractor, our prime contractor may also have certain rights to data, information, and products we develop under the subcontract.
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
Given the magnitude of our revenue derived from contracts with the Department of Defense, the Defense Contract Audit Agency (DCAA) is our cognizant government audit agency. The DCAA audits the adequacy of our internal control systems and policies including, among other areas, compensation. The Defense Contract Management Agency (DCMA), as our cognizant government contract management agency, may determine that a portion of our employee compensation is unallowable based on the findings and recommendations in the DCAA's audits. In addition, the DCMA directly reviews the adequacy of certain of our business systems, such as our purchasing system. See “Item 1A. Risk Factors—Legal and Regulatory Risks—Our work with government clients exposes us to additional risks inherent in the government contracting environment, which could reduce our revenue, disrupt our business, or otherwise materially adversely affect our results of operations.” We are also subject to audit by Inspectors General of other U.S. government agencies.
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
Available Information
We file annual, quarterly, and current reports and other information with the Securities and Exchange Commission (the "SEC"). The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC, including us. You may also access, free of charge, our reports filed with the SEC (for example, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and any amendments to those forms) through the “Investors” portion of our website (www.boozallen.com). Reports filed with or furnished to the SEC will be available as soon as reasonably practicable after they are filed with or furnished to the SEC. Our website is included in this Annual Report as an inactive textual reference only. The information found on our website is not part of this or any other report filed with or furnished to the SEC.
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
•risks related to the operation of financial management systems;
•our ability to attract, train, or retain employees with the requisite skills and experience and ensure that employees obtain and maintain necessary security clearances and effectively manage our cost structure;
•risks related to inflation that could impact the cost of doing business and/or reduce customer buying power;
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
•the impact of changes in accounting rules and regulations, or interpretations thereof, that may affect the way we recognize and report our financial results, including changes in accounting rules governing recognition of revenue; and
•the impact of ESG-related risks and climate change generally on our and our clients' businesses and operations.
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
The U.S. government is our primary client, with revenue from contracts and task orders, either as a prime or a subcontractor, with U.S. government agencies accounting for 97% of our revenue for fiscal 2022. Our belief is that the successful future growth of our business will continue to depend primarily on our ability to be awarded work under U.S. government contracts, as we expect this will be the primary source of substantially all of our revenue in the foreseeable future. For this reason, any issue that compromises our relationship with the U.S. government generally or any U.S. government agency that we serve would cause our revenue to decline. Among the key factors in maintaining our relationship with U.S. government agencies is our performance on contracts and task orders, the strength of our professional reputation, compliance with applicable laws and regulations, and the strength of our relationships with client personnel. In addition, the mishandling or the perception of mishandling of sensitive information, such as our failure to maintain the confidentiality of the existence of our business relationships with certain of our clients, including as a result of misconduct or other improper activities by our employees or subcontractors, or a failure to maintain adequate protection against security breaches, including those resulting from cyber attacks, could harm our relationship with U.S. government agencies. See "—Our employees or subcontractors may engage in misconduct or other improper activities, which could harm our ability to conduct business with the U.S. government." Our relationship with the U.S. government could also be damaged as a result of an agency’s dissatisfaction with work performed by us, a subcontractor, or other third parties who provide services or products for a specific project for any reason, including due to perceived or actual deficiencies in the performance or quality of our work, and we may incur additional costs to address any such situation and the profitability of that work might be impaired. Further, negative publicity concerning government contractors in general or us in particular, regardless of accuracy, may harm our reputation among federal government contractors. Due to the sensitive nature of our work and our confidentiality obligations to our customers, we may be unable or limited in our ability to respond to such negative publicity, which could also harm our reputation and business. To the extent our reputation or relationships with U.S. government agencies is impaired, our revenue and operating profits could materially decline.
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

In addition, any disruption in the functioning of U.S. government agencies, including as a result of U.S. government closures and shutdowns, terrorism, war, international conflicts (such as Russia's invasion of Ukraine in 2022), natural disasters, public health crises (such as COVID-19), destruction of U.S. government facilities, and other potential calamities could have a negative impact on our operations and cause us to lose revenue or incur additional costs due to, among other things, our inability to deploy our staff to client locations or facilities as a result of such disruptions.
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
The COVID-19 pandemic and ongoing attempts to contain and reduce its spread have adversely affected U.S. and global economies, including impacts to supply chains, customer demand, international trade, and capital markets. These effects have adversely affected certain of our business operations, may further adversely affect our business operations, and may materially and adversely affect our financial condition, results of operations, cash flows, and equity.
In light of the uncertain and evolving situation relating to COVID-19, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our clients and the communities in which we operate, which could negatively impact our business. Consistent with public health guidance and Executive Order 14042 regarding COVID-19 vaccination for employees of businesses servicing federal contracts, we have implemented a Company policy requiring full COVID-19 vaccinations of all employees, except for employees who qualify for medical or religious exemptions. This policy could impair our ability to perform certain contractual services, to retain such contracts, and to win new business. See “—We may fail to attract, train, and retain skilled and qualified employees, which may impair our ability to generate revenue, effectively serve our clients, and execute our growth strategy.” In addition, some of our employees, clients, and subcontractors are located in foreign countries, which may be impacted differently from the United States, and we continue to monitor the situation in each of the jurisdictions in which we operate and may adjust our current policies as more information and public health guidance become available. Although the Company has business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective or that such measures will not adversely affect our operations or long-term plans. In addition, as local conditions and regulations begin to permit the return of employees to business generally, our workforce may not be able to return to work in person immediately, if at all, or may instead choose to pursue competing employment opportunities, including as a result of transportation, childcare, and ongoing health issues, which could negatively affect our business.
In addition, COVID-19 may continue to disrupt the operations of our suppliers, vendors, service providers, and subcontractors, including as a result of travel restrictions, business shutdowns, key material shortages, or lack of access to financial markets, all of which could negatively impact our business and results of operations. Any inability to develop alternative sources of supply on a cost-effective and timely basis could materially impair our ability to manufacture and deliver products, systems, and services to our clients. We are also subject to federal and state laws and regulations enacted in response to the outbreak, such as the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), which contains a provision that allows U.S. government contractors to seek specified reimbursement for certain employees who are unable to perform their contract requirements at their designated work locations due to facility closures or restrictions as a result of COVID-19 and cannot perform such work remotely. The legislation enables but does not mandate reimbursement for such costs, and agency guidance has imposed certain restrictions. Further, the relief contemplated under the provision did not extend past September 30, 2021. Although we cannot currently predict the overall impact of COVID-19, the longer the duration of the pandemic, the more likely it is that it could have an adverse effect on our business, financial position, results of operations, billable expenses, and/or cash flows.
We expect COVID-19 to continue to negatively impact our business and results of operations and are unable to predict how long or with what degree of severity that impact will continue. The duration and extent of COVID-19 impacts will depend on future developments outside of our control, including the availability of effective treatments, the effectiveness and adoption of available vaccines, and the evolutionary development of COVID-19 or related viruses, including the emergence and spread of new and more transmissible COVID-19 variants such as Delta and Omicron, which are highly uncertain and cannot be predicted.
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
We have seen our current competitive environment result in an increase in the number of bid protests from unsuccessful bidders on new program awards. It can take many months for the relevant U.S. government agency to resolve protests by one or more of our competitors of contract awards we receive. Bid protests may result in significant expense to us, contract modification, or loss of an awarded contract as a result of the award being overturned. Even where we do not lose the awarded contract, the resulting delay in the startup and funding of the work under these contracts may cause our actual results to differ materially and adversely from those anticipated.
A significant majority of our revenue is derived from task orders under indefinite delivery/indefinite quantity, or IDIQ, contract vehicles where we perform in either a prime or subcontractor position.
We believe that one of the key elements of our success is our position as the holder of 3,166 active task orders under IDIQ contract vehicles as of March 31, 2022.
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
We historically have not realized all of the revenue included in our total backlog, and we may not realize all of the revenue included in our total backlog in the future. There is a higher degree of risk in this regard with respect to unfunded backlog and priced options. In addition, there can be no assurance that our backlog will result in actual revenue in any particular period. This is because the actual receipt, timing, and amount of revenue under contracts included in backlog are subject to various contingencies, including congressional appropriations, many of which are beyond our control. The actual receipt of revenue from contracts included in backlog may never occur or may be delayed because: a program schedule could change or the program could be canceled; a contract’s funding or scope could be reduced, modified, delayed, de-obligated, or terminated early, including as a result of a lack of appropriated funds or cost cutting initiatives and other efforts to reduce U.S. government spending and/or the automatic federal defense spending cuts required by sequestration; in the case of funded backlog, the period of performance for the contract has expired or the U.S. government has exercised its unilateral right to cancel multi-year contracts and related orders or terminate existing contracts for convenience or default; in the case of unfunded backlog, funding may not be available; or, in the case of priced options, our clients may not exercise their options. In addition, client staff headcount growth is the primary means by which we are able to recognize revenue growth. Any inability to hire additional appropriately qualified personnel or failure to timely and effectively deploy such additional personnel against funded backlog could negatively affect our ability to grow our revenue. We may also not recognize revenue on funded backlog due to, among other reasons, the tardy submissions of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a predetermined expiration date such as the end of the U.S. government's fiscal year. The amount of our funded backlog is also subject to change, due to, among other factors: changes in congressional appropriations that reflect changes in U.S. government policies or priorities resulting from various military, political, economic, or international developments; changes in the use of U.S. government contracting vehicles, and the provisions therein used to procure our services; and adjustments to the scope of services under, or cancellation of contracts, by the U.S. government at any time. Furthermore, even if our backlog results in revenue, the contracts may not be profitable.
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
We create, implement, and maintain information technology and engineering systems and also use vendors to provide services that are often critical to our clients' operations, some of which involve sensitive information and may be conducted in war zones or other hazardous environments, or include information whose confidentiality is protected by law. As a result, we are subject to systems or service failures, not only resulting from our own failures or the failures of third-party service providers, natural disasters, power shortages, or terrorist attacks, but also from continuous exposure to constantly evolving cyber and other security threats, including computer viruses and malware, attacks by computer hackers, or physical break-ins. There has been an increase in the frequency and sophistication of the cyber and security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us because, as a cybersecurity services contractor, we hold classified, controlled unclassified, and other sensitive information. As a result, we and our vendors face a heightened risk of a security breach or disruption resulting from an attack by computer hackers, foreign governments, and cyber terrorists. While we put in place policies, controls, and technologies to help detect and protect against such attacks, we cannot guarantee that future incidents will not occur, and if an incident does occur, we may not be able to successfully mitigate the impact. We have been the target of these types of attacks in the past and future attacks are likely to occur. The 2022 geopolitical conflict between Russia and Ukraine is an example of the increased potential threat of cybersecurity attacks. If successful, these types of attacks on our network or other systems or service failures could have a material adverse effect on our business and results of operations, due to, among other things, the loss of client or proprietary data, interruptions or delays in our clients' businesses, and damage to our reputation. In addition, the failure or disruption of our systems, communications, vendors, or utilities could cause us to interrupt or suspend our operations, which could have a material adverse effect on our business and results of operations. In addition, if our employees inadvertently do not adhere to appropriate information security protocols, our protocols are inadequate, or our employees intentionally avoid these protocols, our or our clients' sensitive information may be released thereby causing significant negative impacts to our reputation and exposing us or our clients to liability.
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
Implementation of and compliance with various data privacy and cybersecurity laws, regulations and standards could require significant investment into ongoing compliance activities, trigger potential liability, and limit our ability to use personal data.
Any failure by us, our vendors or other business partners to comply with international, federal, state or local laws and regulations regarding data privacy or cybersecurity could result in regulatory actions or lawsuits against us, legal liability, fines, damages and other costs. We may also incur substantial expenses in implementing and maintaining compliance with such laws and regulations, including those that may require certain types of data to be retained on servers within these jurisdictions. Our failure to comply with applicable laws and regulations may result in privacy claims or enforcement actions against us, including liabilities, fines and damage to our reputation, any of which may have a material adverse effect on our results of operations.
For example, the General Data Protection Regulation, or GDPR, has created new compliance obligations for companies that process personal data of people in the European Union, which require investment into ongoing data protection activities and documentation requirements, and create the potential for significantly increased fines for noncompliance. In addition, Virginia, California, and Colorado have enacted comprehensive state privacy laws that provide rights to residents of those respective states. The California Consumer Privacy Act, or CCPA, as amended by the California Privacy Rights and Enforcement Act, or CPRA, the Virginia Consumer Data Protection Act, or VCDPA, and the Colorado Privacy Act, or CPA, provide for consumer rights for residents of those respective states and create corresponding compliance obligations and litigation risks. The impact from these laws to Booz Allen is currently low because most of our personal information is client or employee related and therefore not defined as consumer. It is possible that other states will follow this trend, and laws of this nature will be deemed applicable to some aspects of our business, which would impose new compliance obligations and require additional investment into data protection activities. Any obligations that may be imposed on us under CCPA, CPRA, VCDPA, CPA or similar laws may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information or our results of operations.
The U.S. Congress also is considering federal privacy and cybersecurity legislation that would create requirements similar to or possibly exceeding CCPA, CPRA, VCDPA, and CPA on a 50-state basis. Any federal legislation may or may not preempt the CCPA, CPRA, VCDPA, and CPA or other state laws, creating the possibility of different compliance measures or enforcement risks nationally or on a per-state basis. Any obligations that may be imposed on us under the CCPA, CPRA, VCDPA, CPA or similar laws may be different from or in addition to those required by GDPR, which may cause additional expense for compliance across various jurisdictions. The GDPR and the laws of other U.S. states also impose obligations to maintain and implement an information security program that includes administrative, technical, physical or organizational safeguards, as well as obligations to give notice to affected individuals and to certain regulators in the event of a data breach. We may be required to spend significant resources to comply with these information security and data breach legal requirements. A significant data breach (including various forms of external attack, such as ransomware, as well as data incidents resulting from internal actions or omissions) could also have negative consequences for our business and future prospects, including possible penalties, fines, damages, reduced customer demand, legal claims against and by clients, business partners or other persons claiming to be affected, harm to our systems and operations and harm to our reputation and brand.
In addition, as a contractor supporting defense and national security clients, we are also subject to certain additional regulatory compliance requirements relating to data privacy and cybersecurity. Under the Defense Federal Acquisition Regulation Supplement and other federal regulations, our networks and IT systems are required to comply with the security and privacy controls in National Institute of Standards and Technology Special Publications. To the extent that we do not comply with the applicable security and control requirements, unauthorized access or disclosure of sensitive information could potentially result in a contract termination, which could have a material adverse effect on our business and financial results and lead to reputational harm. We are also subject to the Department of Defense Cybersecurity Maturity Model Certification, or CMMC, requirements, which will require all contractors to receive specific third-party certifications relating to specified cybersecurity standards in order to be eligible for contract awards. Under “CMMC 1.0”, released in January 2020, there were 5 maturity levels, comprised of 171 requirements and 14 required processes. In March 2021, the Department of Defense initiated an interim review of CMMC’s implementation, which led to a refinement of the overall program and implementation strategy. In November 2021, the Department of Defense announced “CMMC 2.0”, which included updated program structure and requirements. These refinements included a reduction in levels from 5 to 3, which includes the removal of CMMC-unique practices and reliance on the practices set forth in National Institute of Standards and Technology Special Publication 800-171(r2). The Department of Defense announced that CMMC 2.0 will become a contract requirement once rulemaking is completed and indicated that the rulemaking process and timeline would take place within 9 to 24 months of November 2021.

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
The operation of financial management systems may have an adverse effect on our business and results of operations.
We, from time to time, modernize and upgrade our management systems. In particular, we launched new financial management systems in fiscal 2022 that are designed to modernize and enhance our financial systems infrastructure and cost accounting practices through minimizing manual processes, increasing automation, and providing enhanced business analytics. Implementation and operation of the new systems required significant investment of human and financial resources. With the implementation of these new systems, we incurred additional expenses and experienced certain one-time impacts to profitability related to the roll-out and operation of the new financial systems, including costs related to training. In addition, any significant difficulties in the operation could have a material adverse effect on our ability to fulfill and invoice customer orders, apply cash receipts, place purchase orders with suppliers, and make cash disbursements, and could negatively impact data processing and electronic communications among business locations, which may have a material adverse effect on our business, consolidated financial condition, or results of operations. We also face the challenge of supporting our legacy systems and implementing necessary upgrades to those systems to support routine government and financial audits while and after we implement our new systems.
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
Our ability to attract and retain skilled and qualified employees may also be impacted by our engagements in, or perceived connections to, politically or socially sensitive activities. In addition, our ability to recruit, hire, and internally deploy former employees of the U.S. government is subject to complex laws and regulations, which may serve as an impediment to our ability to attract such former employees, and failure to comply with these laws and regulations may expose us and our employees to civil or criminal penalties. Additionally, our ability to attract, hire, and retain skilled and qualified employees may be impacted by COVID-19, including whether an employment opportunity requires work in person and related considerations. See “—The effects of a pandemic or widespread health epidemic such as COVID-19 could have a material adverse effect on our business and results of operations.” In particular, consistent with public health guidance and Executive Order 14042 regarding mandatory vaccinations, we have implemented a Company policy requiring full COVID-19 vaccinations of all employees, except for employees who qualify for medical or religious exemptions.
Adverse labor and economic market conditions and intense competition for skilled personnel may inhibit our ability to recruit new employees, as well as our policy requiring full COVID-19 vaccinations of all employees, except for employees who qualify for medical or religious exemptions, consistent with public health guidance. If we are unable to recruit and retain a sufficient number of qualified employees, or cannot obtain their appropriate security clearances in a timely manner, or fail to deploy such employees, our ability to maintain and grow our business and to effectively serve our clients could be limited and our future revenue and results of operations could be materially and adversely affected. Furthermore, to the extent that we are unable to make necessary permanent hires to appropriately serve our clients, we could be required to engage larger numbers of contracted personnel, which could reduce our profit margins.
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
Global inflationary pressures have increased the prices of goods and services, which could raise the costs associated with providing our services, diminish our ability to compete for new contracts or task orders and/or reduce customer buying power.
For a variety of reasons, including geopolitical factors and the COVID-19 pandemic, the global economy in which we operate is facing heightened inflationary pressure, impacting the cost of doing business (in both supply and labor markets). These inflationary pressures have been and could continue to be exacerbated by geopolitical turmoil and economic policy actions, and the duration of such pressures is uncertain. We generate revenue through various fixed price and multi-year government contracts, our primary customer being the U.S. government, which has traditionally been viewed as less affected by inflationary pressures. However, with inflation rising at historic levels, our approach to include modest annual price escalations in our bids for multi-year work may be insufficient to counter inflationary cost pressures, which may result in significant cost overruns on each contract. This could result in reduced profits, or even losses, as inflation increases, particularly for fixed priced contracts, and our longer-term multi-year contracts as contractual prices become less favorable to us over time. In the competitive environment in which we operate as a government contractor, the lack of pricing leverage and power to renegotiate long-term, multi-year contracts, coupled with reduced customer buying power as a result of inflation, could reduce our profits, disrupt our business, or otherwise materially adversely affect our results of operations.
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
If we lose business to our competitors or are forced to lower our prices or suffer employee departures, our revenue and our operating profits could decline. In addition, we may face competition from our subcontractors who, from time to time, seek to obtain prime contractor status on contracts for which they currently serve as a subcontractor to us. If our current subcontractors are awarded prime contractor status on such contracts in the future, it could divert sales from us and could force us to charge lower prices, which could have a material adverse effect on our revenue and profitability.
Our failure to maintain strong relationships with other contractors, or the failure of contractors with which we have entered into a sub- or prime-contractor relationship to meet their obligations to us or our clients, could have a material adverse effect on our business and results of operations.
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
A significant portion of our business relates to designing, developing, and implementing advanced defense and technology systems and products, including cybersecurity products and services. New technologies may be untested or unproven, and insurance may not be available. We maintain insurance policies that mitigate against risk and potential liabilities related to our operations, including data breaches. This insurance is maintained in amounts that we believe are reasonable. However, our insurance coverage may not be adequate to cover those claims or liabilities, and we may be forced to bear significant costs from an accident or incident. The amount of the insurance coverage we maintain or indemnification to which we may be contractually or otherwise entitled may not be adequate to cover all claims or liabilities. Accordingly, we may be forced to bear substantial costs resulting from risks and uncertainties of our business which would negatively impact our results of operations, financial condition or liquidity.
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
In recent years, there has been significant litigation involving intellectual property rights in technology industries. We may face from time to time, allegations that we or a supplier or customer have violated the rights of third parties, including patent, copyright, trademark, trade secret, and other intellectual property rights. If, with respect to any claim against us for violation of third-party intellectual property rights, we are unable to prevail in the litigation or retain or obtain sufficient rights or develop non-infringing intellectual property or otherwise alter our business practices on a timely or cost-efficient basis, our business and competitive position may be adversely affected.

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
We are focused on growing our presence in our addressable markets by: expanding our relationships with existing clients, developing new clients by leveraging our core competencies, further developing our existing capabilities and service offerings, creating new capabilities and service offerings to address our clients' emerging needs, and undertaking business development efforts focused on identifying near-term developments and long-term trends that may pose significant challenges for our clients. These efforts entail inherent risks associated with innovation and competition from other participants in those areas, potential failure to help our clients respond to the challenges they face, our ability to comply with uncertain evolving legal standards applicable to certain of our service offerings, including those in the cybersecurity area, and, with respect to potential international growth, risks associated with operating in foreign jurisdictions, such as compliance with applicable foreign and U.S. laws and regulations that may impose different and, occasionally, conflicting or contradictory requirements, and the economic, legal, and political conditions in the foreign jurisdictions in which we operate, including the GDPR. See "—Implementation of and compliance with various data privacy and cybersecurity laws, regulations and standards could require significant investment into ongoing compliance activities, trigger potential liability, and limit our ability to use personal data." As we attempt to develop new relationships, clients, capabilities, and service offerings, these efforts could harm our results of operations due to, among other things, a diversion of our focus and resources and actual costs, opportunity costs of pursuing these opportunities in lieu of others and a failure to reach a profitable return on our investments in new technologies, capabilities, and businesses, including expenses on research and development investments, and these efforts could ultimately be unsuccessful.
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
•we may not be able to compete successfully for identified acquisition and investment candidates, complete acquisitions and investments on intended terms and timeline (including, without limitation, by failing to obtain required regulatory or other approvals in a timely manner), or accurately estimate the financial effect of acquisitions and investments on our business;
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
As of March 31, 2022, the value of our goodwill was $2.0 billion. The amount of our recorded goodwill may substantially increase in the future as a result of any acquisitions that we make. We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. Impairment analysis is based on several factors requiring judgment and the use of estimates, which are inherently uncertain and based on assumptions that may prove to be inaccurate. Additionally, material changes in our financial outlook, as well as events outside of our control, such as deteriorating market conditions for companies in our industry, may indicate a potential impairment. When there is an impairment, we are required to write down the recorded amount of goodwill, which is reflected as a charge against operating income. Such non-cash impairment charges could have a material adverse effect on our results of operations in the period in which they are recognized.
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
We are subject to, and may become a party to, a variety of litigation or other claims and suits that arise from time to time in the ordinary course of our business. For example, our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government which may include such investigative techniques as subpoenas or civil investigative demands. As more fully described under "Item 3. Legal Proceedings", the U.S. Department of Justice (the "DOJ") is conducting a civil investigation of the Company, and the Company has also been in contact with other regulatory agencies and bodies, including the Securities and Exchange Commission, which notified the Company that it is conducting an investigation that the Company believes relates to matters that are also the subject of the DOJ's investigation. The Company may receive additional regulatory or governmental inquiries related to the matters that are the subject of the DOJ's investigation. The total cost associated with these matters will depend on many factors, including the duration of these matters and any related finding. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters (such as matters involving alleged violations of civil rights, wage and hour, and worker’s compensation laws), relationships with clients and contractors, intellectual property disputes, and other business matters. Any such claims, proceedings or investigations may be time-consuming, costly, divert management resources, or otherwise have a material adverse effect on our result of operations.
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
We cannot predict the consequences of future geopolitical events, but they may adversely affect the markets in which we operate and our results of operations.
Ongoing instability and current conflicts in global markets, including in Eastern Europe, the Middle East and Asia, and the potential for other conflicts and future terrorist activities and other recent geopolitical events throughout the world, including Russia’s invasion of Ukraine, have created and may continue to create economic and political uncertainties and impacts that could have a material adverse effect on our business, operations and profitability. These types of matters cause uncertainty in financial markets and may significantly increase the political, economic and social instability in the geographic areas in which we operate.
In addition, in connection with the current status of international relations with Russia, particularly in light of the conflict between Russia and Ukraine, the U.S. government has stated it is considering imposing enhanced export controls on certain products and sanctions on certain industry sectors and parties in Russia. The governments of other jurisdictions in which we operate, such as the European Union and Canada, may also implement sanctions or other restrictive measures. These potential sanctions and export controls, as well as any responses from Russia, could adversely affect the Company and/or our supply chain, business partners or customers.
We are subject to risks associated with operating internationally.
Our business operations are subject to a variety of risks associated with conducting business internationally, including:
•Changes in or interpretations of laws or policies that may adversely affect the performance of our services;
•Political instability in foreign countries and international security concerns, such as those relating to the geopolitical conflict, including in Russia and Ukraine, and potential actions or retaliatory measures taken in respect thereof;
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
•Volatility resulting from the United Kingdom's withdrawal from the European Union in January 2020, particularly in countries where the Company has substantial activities; and
•Imposition of tariffs or embargoes, export controls and other trade restrictions.
In addition, we are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, and other laws that prohibit improper payments or offers of payments to foreign government officials and political parties by business entities for the purpose of obtaining or retaining business. We have operations and deal with governmental clients and regulators in countries known to create heightened corruption risk, including certain developing countries in the Middle East and Southeast Asia. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees or third parties that we work with that could implicate Booz Allen for violations of various laws including the FCPA and other anti-corruption laws, even though these parties are not always subject to our control. Our international operations also involve activities involving the transmittal of information, which may include personal data, that may expose us to data privacy laws in the jurisdictions in which we operate. If our data protection practices become subject to new or different restrictions, and to the extent such practices are not compliant with the laws of the countries in which we process data, we could face increased compliance expenses and face penalties for violating such laws or be excluded from those markets altogether, in which case our operations could be adversely affected. We are also subject to import-export control regulations restricting the use and dissemination of information classified for national security purposes and the export of certain products, services, and technical data, including requirements regarding any applicable licensing of our employees involved in such work.
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
A focus on organizational conflicts of interest issues has resulted in legislation and a proposed regulation aimed at increasing organizational conflicts of interest requirements, including, among other things, separating sellers of products and providers of advisory services in major defense acquisition programs. The U.S. government has not taken action to amend the FAR to address organizational conflicts of interest issues regarding government contractors in Department of Defense and other procurements since the withdrawal of an unsuccessful FAR amendment proposal in March 2021. Continuing reform initiatives in procurement practices may however result in future amendments to the FAR, increasing the restrictions in current organizational conflicts of interest regulations and rules. To the extent that proposed and future organizational conflicts of interest laws, regulations, and rules, limit our ability to successfully compete for new contracts or task orders with the U.S. government, either because of organizational conflicts of interest issues arising from our business, or because companies with which we are affiliated, or with which we otherwise conduct business, create organizational conflicts of interest issues for us, our results of operations could be materially and adversely affected.
Changes in tax law or judgments by management related to complex tax matters could adversely impact our results of operations.
We are subject to taxation in the U.S. and certain other foreign jurisdictions. Any future changes in applicable federal, state and local, or foreign tax laws and regulations or their interpretation or application, including those that could have a retroactive effect, could result in the Company incurring additional tax liabilities in the future. In particular, effective starting in fiscal 2023, the Tax Cuts and Jobs Act (the "2017 Tax Act") requires the capitalization of research and development costs for tax purposes, which can then be amortized over five or fifteen years. If the current effective date remains in place, the Company's initial assessment, based on the law as currently enacted, is that the Company could experience a material decrease in cash from operations in fiscal 2023, but our net deferred tax assets could also increase by a similar amount. Management is currently evaluating the potential impact of the 2017 Tax Act on our operating cash flows. The actual impact on fiscal 2023 cash from operations and future fiscal years will depend on the amount of research and development costs we incur, whether Congress modifies or repeals this provision of the 2017 Tax Act and on whether new guidance and interpretive rules are issued by the U.S. Treasury, among other factors. For additional information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".
Additionally, we recognize liabilities for uncertainty in income taxes when it is more likely than not that a tax position will not be sustained on examination and settlement with various taxing authorities. We regularly assess the adequacy of our uncertain tax positions and other reserves, which requires a significant amount of judgment. Although we accrue for uncertain tax positions and other reserves, the results of regulatory audits and negotiations with taxing and customs authorities may be in excess of our accruals, resulting in the payment of additional taxes, duties, penalties and interest. As a result, any final determination of tax audits or related litigation may be materially different than our current provisional amounts, which could materially affect our tax obligations and effective tax rate. For example, during fiscal 2022, we recorded additional uncertain tax positions of approximately $15.5 million related to research and development credits that we have claimed, or will soon claim. Any increase to the liability we established as of March 31, 2022 for these uncertain tax positions as a result of audits by taxing authorities, changes in tax laws and regulations or otherwise relating to this, or any other, tax matter could have a material effect on our results of operations. For a description of our related accounting policies, refer to Note 2 and Note 13 to our accompanying consolidated financial statements.
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
U.S. government contractors (including their subcontractors and others with whom they do business) operate in a highly regulated environment and are routinely audited and reviewed by the U.S. government and its agencies, including the DCAA, DCMA, Department of Defense Inspector General, and others. These agencies review our performance on contracts, pricing practices, cost accounting practices, and compliance with applicable policies, laws, regulations and standards, including applicable government cost accounting standards, as well as our contract costs, including allocated indirect costs. The DCAA audits and the DCMA reviews, among other areas, the adequacy of our internal control systems and policies, including our Defense Federal Acquisition Regulation Supplement ("DFARS") required business systems, which are comprised of our purchasing, property, estimating, earned value, accounting and material management and accounting systems. These internal control systems could focus on significant elements of costs, such as executive compensation. Determination of a significant internal control deficiency by a government agency could result in increased payment withholding that might adversely affect our cash flow. In particular, over time the DCMA has increased and may continue to increase the proportion of executive compensation that it deems unallowable and the size of the executive population whose compensation is disallowed, which will continue to materially and adversely affect our results of operations or financial condition including the requirement to carry an increased level of reserves. We recognize as revenue, net of reserves, executive compensation that we determine, based on management's estimates, to be allowable; management's estimates in this regard are based on a number of factors that may change over time, including executive compensation survey data, our and other government contractors' experiences with the DCAA audit practices in our industry and relevant decisions of courts and boards of contract appeals. Any costs found to be unallowable under a contract will not be reimbursed, and any such costs already reimbursed must be refunded. Further, the amount of any such refund may exceed the provision of claimed indirect costs, which is based on management's estimates and assumptions that are inherently uncertain and may not cover actual losses. For example, DCAA audits may result in, and have historically resulted in, the Company's inability to retain certain claimed indirect costs, including executive and employee compensation, due to differing views of the allowability and reasonableness of such costs. As of March 31, 2022, years subsequent to the Company's fiscal year 2011 remained subject to audit and final resolution. As of March 31, 2022, the Company recognized a liability of $290.4 million for estimated adjustments to claimed indirect costs based on its historical DCAA audit results, including the final resolution of such audits with the DCMA. Determining the provision for claimed indirect costs is complex and subject to management's estimate of adjustments to claimed indirect costs based on the number of years that remain open to audit and expected final resolution by U.S. government agencies. As a result, significant changes in estimates could have a material effect on the Company's results of operations. Furthermore, the disallowance of any costs previously charged could directly and negatively affect our current results of operations for the relevant prior fiscal periods, and we could be required to repay any such disallowed amounts. Each of these results could materially and adversely affect our results of operations or financial condition.
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
In addition, in fiscal 2022 we launched new financial management systems and have adopted certain changes to our cost accounting practices. This may negatively impact our profitability. In particular, the changes we adopted to our cost accounting practices required us to estimate changes in costs for certain contracts and make payments in connection with such estimates. The changes are subject to audit by the DCAA and negotiation with the DCMA, which could result in additional payments that may be material and not recoverable. To the extent we are unable to fully mitigate the costs associated with changes to our cost accounting practices as we implement the new systems, our business and financial results may be adversely affected.
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
Increasing scrutiny and changing expectations from governmental organizations, clients and our employees with respect to our ESG related practices may impose additional costs on us or expose us to new or additional risks.
There is increased scrutiny from governmental organizations, clients and employees on environmental, social and governance ("ESG") issues such as diversity, equity and inclusion, workplace culture, community investment, environmental management, climate impact and information security. We have expended and may further expend resources to monitor, report and adopt policies and practices that we believe will improve alignment with our evolving ESG goals, as well as third-party imposed ESG-related standards and expectations. If our ESG practices, including our goals for diversity and inclusion, environmental sustainability and information security, do not meet evolving rules and regulations or investor expectations and standards (or if we are viewed negatively based on positions we do or do not take or work we do or do not perform for certain clients and industries), then our reputation, our ability to attract or retain leading experts, employees and other professionals and our ability to attract new business and clients could be negatively impacted, as could our attractiveness as an investment, service provider or business partner. Similarly, our failure or perceived failure in our efforts to fulfill our current or future ESG-related goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could also result in similar negative impacts. Organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters, and unfavorable ratings of our ESG efforts may lead to negative investor sentiment, diversion of investment to other companies and difficulty in hiring skilled employees. In addition, existing or future ESG legislation and regulations applicable to our business and operations, including related to greenhouse gas emissions, climate change, or other matters, by federal state, local, and foreign regulatory bodies and agencies could cause us to incur additional compliance and operational costs or actions if we fail to comply. If our responses to these new or evolving legal and regulatory requirements or other sustainability concerns are unsuccessful or perceived as inadequate, we may also suffer damage to our reputation, which could adversely affect our business.
We are exposed to certain physical and regulatory risks, and could incur additional costs, related to climate change and other natural disasters.
Due to the global nature of our business, we are exposed to a variety of physical risks related to climate change, including rising temperatures, sea levels rising, extreme heat and weather events. Our worldwide operations and the operations of our customers could be subject to natural disasters (including those as a result of climate change) such as hurricanes, typhoons, tsunamis, floods, earthquakes, fires, water shortages and prolonged drought. Such events could disrupt our operations or those of our customers and suppliers, including through the inability of employees to work, destruction of facilities, loss of life, and adverse effects on supply chains, power, infrastructure and the integrity of information technology systems, all of which could materially increase our costs and expenses, delay or decrease revenue from our customers and disrupt our ability to maintain business continuity. We could incur significant costs to improve the climate-related resiliency of our infrastructure and otherwise prepare for, respond to, and mitigate the effects of climate change. Additionally, if insurance or other risk transfer mechanisms are unavailable or insufficient to recover all costs or if we experience a significant disruption to our business due to a natural disaster, our results of operations could be adversely affected.
We may also face operational costs and transition risks due to decisions we make to conduct or change our activities in response to considerations relating to climate change, such as our goal to eventually reach net-zero greenhouse gas emissions.
Risks Related to Our Indebtedness
    We have substantial indebtedness and may incur substantial additional indebtedness, which could adversely affect our financial health and our ability to obtain financing in the future as well as to react to changes in our business.
    As of March 31, 2022, we had total indebtedness of approximately $2.8 billion and $999.0 million of availability under our revolving credit facility (the “Revolving Credit Facility”). We are able to, and may, incur additional indebtedness in the future, subject to the limitations contained in the agreements governing our indebtedness. Our substantial indebtedness could have important consequences to holders of our common stock, including:
▪making it more difficult for us to satisfy our obligations with respect to our Secured Credit Facility, consisting of a $1.2 billion term loan facility (“Term Loan A”), a $380 million term loan facility (“Term Loan B” and, together with Term Loan A, the “Term Loans”), a $1.0 billion Revolving Credit Facility, with a sublimit for letters of credit of $200 million, our $700 million in aggregate principal amount of 3.875% Senior Notes due 2028 (the “Senior Notes due 2028”), our $500 million in aggregate principal amount of 4.000% Senior Notes due 2029 (the “Senior Notes due 2029”, and together with the Senior Notes due 2028, the “Senior Notes”) and our other debt;
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
Although the Secured Credit Facility and the indentures governing the Senior Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. In addition, the Revolving Credit Facility provides for commitments of $1.0 billion, which as of March 31, 2022, had availability of $999.0 million. Additionally, the used portion as it pertains to open standby letters of credit and bank guarantees totaled $1.0 million. Furthermore, subject to specified conditions, without the consent of the then-existing lenders (but subject to the receipt of commitments), the indebtedness under the Secured Credit Facility may be increased by up to (i) the greater of (x) $909 million and (y) 100% of consolidated EBITDA of Booz Allen Hamilton, as of the end of the most recently ended four quarter period for which financial statements have been delivered pursuant to the Credit Agreement, plus (ii) the aggregate principal amount under which the pro forma consolidated net secured leverage ratio is equal to or less than 3.50:1.00. If new debt is added to our current debt levels, the related risks that we and the guarantors now face would increase and we may not be able to meet all our debt obligations, including the repayment of the Senior Notes.
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
The Secured Credit Facility and the indentures governing the Senior Notes contain covenants that, among other things, impose significant operating and financial restrictions on us and limit our ability to engage in actions that may be in our long-term best interest, including restrictions on our ability to:
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
    Based on Term Loans outstanding as of March 31, 2022 and assuming all revolving loans are fully drawn, and after considering interest rate swaps that fixed the interest rate on $700 million of principal of our variable rate debt each quarter point change in interest rates would result in a $4.8 million change in our projected annual interest expense on our indebtedness under the Secured Credit Facility. We have entered into interest rate swaps and may in the future enter into additional interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce future interest rate volatility of our variable rate indebtedness. However, due to risks for hedging gains and losses and cash settlement costs, we may not elect to maintain such interest rate swaps, and any swaps may not fully mitigate our interest rate risk.
    In addition, a transition away from the London Interbank Offering Rate (“LIBOR”) as a benchmark for establishing the applicable interest rate may affect the cost of servicing our debt under the Secured Credit Facility and the Revolving Credit Facility. As of March 31, 2022, we had $2.8 billion outstanding under the Secured Credit Facility and $999.0 million of availability under the Revolving Credit Facility, each of which incurs interest based on LIBOR. In addition, we had interest rate swaps with an aggregate notional amount of $700.0 million which are based on one-month LIBOR. No modification has been made to our Credit Agreement or interest rate swaps relating to the applicable benchmarks, although such changes may be required or otherwise made in the future. On March 5, 2021, the ICE Benchmark Administration, which administers LIBOR, and the Financial Conduct Authority announced that all LIBOR settings will either cease to be provided by any administrator, or no longer be representative, immediately after December 31, 2021 for all non-U.S. dollar LIBOR settings and one-week and two-month U.S. dollar LIBOR settings, and immediately after June 30, 2023, for the remaining U.S. dollar LIBOR settings. The potential consequences from discontinuation, modification, or reform of LIBOR, implementation of alternative reference rates, and any interest rate transition process cannot be fully predicted and may have an adverse impact on values of LIBOR-linked securities and other financial obligations or extensions of credit and may involve among other things, increased volatility or illiquidity in markets for instruments that rely on LIBOR, reductions in effectiveness of related transactions such as hedges, increased borrowing costs, uncertainty under applicable documentation, or difficult and costly consent processes. Once LIBOR ceases to be published, it is uncertain whether it will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments. For example, if any alternative base rate or means of calculating interest with respect to our outstanding variable rate indebtedness leads to an increase in the interest rates charged, it could result in an increase in the cost of such indebtedness, impact our ability to refinance some or all of our existing indebtedness or otherwise have a material adverse impact on our business, financial condition and results of operations.
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
The operations of Booz Allen Holding are conducted almost entirely through its subsidiaries and its ability to generate cash to meet its debt service obligations or to pay dividends is highly dependent on the earnings and the receipt of funds from its subsidiaries via dividends or intercompany loans. Further, the Secured Credit Facility and indentures governing the Senior

Notes significantly restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock.
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

Item 3.    Legal Proceedings
The Company is involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, compliance with various laws and regulations, and other business matters. We have provided information about these legal proceedings and investigations in "Note 20—Commitments and Contingencies" of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of March 31, 2022 and 2021, there were no material amounts accrued in the consolidated financial statements related to these proceedings.
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

Item 4.    Mine Safety Disclosures
None.
Information about our Executive Officers
The following table sets forth information about our executive officers as of the date hereof:

Name	Age	Position
Horacio D. Rozanski	54	President and Chief Executive Officer
Lloyd W. Howell, Jr.	56	Executive Vice President and Chief Financial Officer
Kristine Martin Anderson	53	Executive Vice President
Karen M. Dahut	58	Executive Vice President
Judith Dotson	58	Executive Vice President
Nancy J. Laben	60	Executive Vice President and Chief Legal Officer
Susan L. Penfield	60	Executive Vice President and Chief Technology Officer
Elizabeth M. Thompson	67	Executive Vice President and Chief People Officer
Scott M. Murphy	42	Vice President, Chief Accounting Officer and Controller
Horacio D. Rozanski is our President and Chief Executive Officer. A respected authority and leader in the consulting industry, Mr. Rozanski has expertise in business strategy, technology and operations, talent and diversity, and the future of consulting. He joined Booz Allen in 1992 as a consultant to commercial clients, was elected vice president in 1999, and served as our Chief Personnel Officer, Chief Strategy and Talent Officer, Chief Operating Officer, and President before becoming Chief Executive Officer in 2015. He also is a member of our board of directors. Mr. Rozanski currently serves as Chair of the board of directors for Children’s National Medical Center and is a member of the board of directors at Marriott International, Inc. (NASDAQ: MAR) and CARE. He is also a member of the Business Roundtable and the United States Holocaust Memorial Museum’s Committee on Conscience, and Vice Chair of the Kennedy Center Corporate Fund Board.
Lloyd W. Howell, Jr. is an Executive Vice President of our Company and our Chief Financial Officer since July 2016. Mr. Howell previously served as our Treasurer from July 2016 until February 2022 and as the group leader for our Civil Commercial Group. Mr. Howell joined our Company in 1988, left in 1991, rejoined in 1995 and became an Executive Vice

President in 2005. He served as chairman of our Ethics & Compliance Committee for over seven years, until April 2014. Mr. Howell serves on the board of directors of Moody’s Corporation (NYSE: MCO) since March 2021 and is a member of the Senior Advisory Board of TowerBrook Capital Partners. Mr. Howell also serves on the board of trustees at the University of Pennsylvania, the board of advisors for the School of Engineering and Applied Science at the University of Pennsylvania, and is a member of the Washington, D.C. Economics Club. In addition, Mr. Howell previously served on the board of directors of Integra Life Sciences from 2013 to February 2021.
Kristine Martin Anderson is an Executive Vice President and is President for the Company's Civil sector. She has led the Civil sector since April 2018, after leading the Company's civil health business since April 2015. Prior to joining Booz Allen in 2006, she was Vice President for Operations and Strategy at CareScience, a software solutions company. Ms. Anderson currently serves as treasurer of the Executives for Health Innovation (formerly the eHealth Initiative) board of directors. In addition, she serves as co-chair of the Cost and Resource Use Standing Committee of the National Quality Forum.
Karen M. Dahut is an Executive Vice President and is President for the Company's Global Defense sector.  Ms. Dahut joined our Company in 2002 and became a Senior Vice President in 2004. Ms. Dahut led the Company's Strategic Innovations Group from 2012 to April 2016 and the Civil Commercial Group from 2016 to March 2018. Previously, she also led the Company's Analytics business and its US Navy and Marine Corps business. Ms. Dahut has served as a board member of DexCom, Inc. since August 2020. She also serves on the board of the Smithsonian National Air and Space Museum and the Eisner Amper Advisory Group.
Judith Dotson is an Executive Vice President and is President for the Company's National Security sector. Ms. Dotson joined our Company in 1989 and became a Senior Vice President in 2004. Ms. Dotson led the Company's Finance, Economic Development, and Energy business from 2014 to March 2017 and the Joint Combatant Command business from 2017 to March 2020. Previously, she led the Company's Enterprise Integration Capability Development Team, the Defense System Development Capability Team, and the Environment & Energy Technology Team. Ms. Dotson previously served on the board of directors for the Nature Generation, a not-for-profit that inspires and empowers environmental stewardship in youth.
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
Susan L. Penfield is an Executive Vice President and our Chief Technology Officer, and leads our Strategic Innovation Group. Prior to her role as Chief Technology Officer, she served as our Chief Innovation Officer. Ms. Penfield joined the Company in 1994. She has over 25 years of strategy, technology, marketing, and solutions delivery experience. Prior to joining the Strategic Innovation Group, Ms. Penfield led the Company's Health business, where she drove technology and transformation initiatives across the federal, commercial, and non-profit health space. She serves as Chair of the board of directors of the Children's Inn at the National Institutes of Health, and also on the board of directors of Seed Spot Inc. and the Northern Virginia Technology Council. Ms. Penfield is a member of the National Association for Female Executives (NAFE), and was recognized by the NAFE as its 2015 Digital Trailblazer.
Elizabeth M. Thompson is an Executive Vice President of our Company and serves as our Chief People Officer. Ms. Thompson joined our Company in 2008. Ms. Thompson served as Vice President of Human Resources for Fannie Mae from 2000 to 2008. Ms. Thompson sits on the board of the Society for Human Resource Management.
Scott M. Murphy is a Vice President of our Company and our Chief Accounting Officer and Controller. Mr. Murphy joined Booz Allen in May 2021 as the Company's Controller, and has served as the Company’s Chief Accounting Officer since February 2022. Prior to joining Booz Allen, Mr. Murphy spent 11 years at Iron Mountain Incorporated, where he most recently served as their Americas Controller and Global Controller. Prior to joining Iron Mountain Incorporated, Mr. Murphy spent seven years at Ernst & Young, LLP in the assurance practice.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our Class A Common Stock began trading on the New York Stock Exchange on November 17, 2010. On May 16, 2022, there were 258,250 beneficial holders of our Class A Common Stock. Our Class A Common Stock is listed on the New York Stock Exchange under the ticker symbol "BAH".
Dividends
The Company plans to continue paying recurring dividends in the future and assessing its excess cash resources to determine the best way to utilize its excess cash flow to meet its objectives. Any future dividends declared will be at the discretion of the Board and will depend, among other factors, upon our earnings, liquidity, financial condition, alternate capital allocation opportunities, or any other factors the Board deems relevant. On May 20, 2022, the Company announced that the Board had declared a quarterly cash dividend of $0.43 per share. Payment of the dividend will be made on June 30, 2022 to stockholders of record at the close of business on June 15, 2022.
Recent Sales of Unregistered Securities
    None.
Issuer Purchases of Equity Securities
    The following table shows the share repurchase activity for each of the three months in the quarter ended March 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2022	369,144	$81.27	369,144	$727,555,903
February 2022	655,526	$76.27	655,526	$675,251,659
March 2022	287,734	$82.10	287,734	$651,627,902
Total	1,312,404		1,312,404
(1)On December 12, 2011, the Board of Directors approved a share repurchase program, which was most recently increased to $2,160.0 million on January 26, 2022. As of March 31, 2022, the Company had approximately $651.6 million remaining under the repurchase program. A special committee of the Board of Directors was appointed to evaluate market conditions and other relevant factors and initiate repurchases under the program from time to time. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice.
Use of Proceeds from Registered Securities
None.

Performance
The graph set forth below compares the cumulative shareholder return on our Class A Common Stock between March 31, 2017 and March 31, 2022, to the cumulative return of (i) the Russell 1000 Index and (ii) S&P Software & Services Select Industry Index over the same period. The Russell 1000 and S&P Software & Services Select Industry Indices represent comparator groups for relative cumulative return performance to Booz Allen Hamilton. This graph assumes an initial investment of $100 on March 31, 2017 in our Class A Common Stock, the Russell 1000 Index, and the S&P Software & Services Select Industry Index and assumes the reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

350
300
250
200
150
100
Dollars
03/31/2017
03/31/2018
03/31/2019
03/31/2020
03/31/2021
03/31/2022
Booz Allen Hamilton Holding Corporation
Russell 1000 Index
S&P Software & Services Select Industry Index

ASSUMES $100 INVESTED ON MARCH 31, 2017
ASSUMES DIVIDEND REINVESTED

Company/Market/Peer Group	3/31/2017	3/31/2018	3/31/2019	3/31/2020	3/31/2021	3/31/2022
Booz Allen Hamilton Holding Corp.	$100.00	$111.55	$170.18	$203.84	$242.91	$269.94
Russell 1000 Index	$100.00	$113.98	$124.58	$114.58	$184.00	$208.42
S&P Software & Services Select Industry Index	$100.00	$129.22	$162.49	$142.54	$274.29	$257.72
This performance graph and other information furnished under this Part II Item 5 of this Annual Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Item 6.    Reserved

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, and liquidity and capital resources. You should read this discussion in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Annual Report, and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Form 10-K for the fiscal year ended March 31, 2021, which provides additional information on comparisons of fiscal 2021 and 2020 .
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
Overview
We are a leading provider of management and technology consulting, analytics, engineering, digital solutions, mission operations, and cyber services to U.S. and international governments, major corporations, and not-for-profit organizations. Our ability to deliver value to our clients has always been, and continues to be, a product of the strong character, expertise and tremendous passion of our people. Our approximately 29,300 employees work to solve hard problems by making clients' missions their own, combining decades of consulting and domain expertise with functional expertise in areas such as analytics, digital solutions, engineering, and cyber, all fostered by a culture of innovation that extends to all reaches of the company.
Through our dedication to our clients' missions, and a commitment to evolving our business to address their needs, we have longstanding relationships with our clients, the longest of which is more than 80 years. We support critical missions for a diverse base of federal government clients, including nearly all of the U.S. government's cabinet-level departments, as well as for commercial clients, both domestically and internationally. We support our federal government clients by helping them tackle their most complex and pressing challenges such as protecting soldiers in combat and supporting their families, advancing cyber capabilities, keeping our national infrastructure secure, enabling and enhancing digital services, transforming the healthcare system, and improving government efficiency to achieve better outcomes. We serve commercial clients across industries including financial services, health and life sciences, energy, and technology.
Financial and Other Highlights
During fiscal 2022, the Company generated year over year revenue growth and increased client staff headcount for the year. Revenue increased 6.4% from fiscal 2021 to fiscal 2022 primarily driven by the impact of acquisitions and strong demand, partially offset by reduced staff utilization.
Operating income decreased 9.2% to $685.2 million in fiscal 2022 from $754.4 million in fiscal 2021, which reflects a decrease in operating margin to 8.2% from 9.6% in the comparable year. The decrease in operating income and operating margin were impacted by acquisition and divestiture costs of $97.5 million primarily related to our acquisitions during fiscal 2022. Increases in depreciation and amortization (primarily due to the recent acquisitions) year over year also contributed to the decline in operating income. These decreases were partially offset by profitable contract level performance and mix, which includes inorganic contributions, as well as prudent cost management. In addition, fiscal 2021 operating income was impacted by approximately $24.0 million by the inability to recognize revenue on, or bill for, fee on certain contracts involving a ready workforce.
The Company also incurred incremental legal costs during fiscal 2022 and 2021 in response to the U.S. Department of Justice investigation and matters which purport to relate to the investigation, a portion of which was offset by the receipt of insurance reimbursements. We expect to incur additional costs in the future. Based on the information currently available, the Company is not able to reasonably estimate the expected long-term incremental legal costs or amounts that may be reimbursed associated with this investigation and these related matters.
We are monitoring the evolving situation related to COVID-19, and we continue to work with our stakeholders to assess further possible implications to our business. We could be impacted by the implementation of our Company policy requiring full COVID-19 vaccinations of all employees, except for employees who qualify for medical or religious exemptions. Although we cannot currently predict the overall impact of COVID-19, the longer the duration the more likely it is that it could have an adverse effect on our business, financial position, results of operations, billable expenses, and/or cash flows.

Non-GAAP Measures
We publicly disclose certain non-GAAP financial measurements, including Revenue, Excluding Billable Expenses, Adjusted Operating Income, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses, Adjusted Net Income, and Adjusted Diluted Earnings Per Share, or Adjusted Diluted EPS, because management uses these measures for business planning purposes, including to manage our business against internal projected results of operations and measure our performance. We view Adjusted Operating Income, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses, Adjusted Net Income, and Adjusted Diluted EPS as measures of our core operating business, which exclude the impact of the items detailed below, as these items are generally not operational in nature. These non-GAAP measures also provide another basis for comparing period to period results by excluding potential differences caused by non-operational and unusual or non-recurring items. In addition, we use Revenue, Excluding Billable Expenses because it provides management useful information about the Company's operating performance by excluding the impact of costs that are not indicative of the level of productivity of our client staff headcount and our overall direct labor, which management believes provides useful information to our investors about our core operations. We also utilize and discuss Free Cash Flow, because management uses this measure for business planning purposes, measuring the cash generating ability of the operating business, and measuring liquidity generally. We present these supplemental measures because we believe that these measures provide investors and securities analysts with important supplemental information with which to evaluate our performance, long-term earnings potential, or liquidity, as applicable, and to enable them to assess our performance on the same basis as management. These supplemental performance measurements may vary from and may not be comparable to similarly titled measures by other companies in our industry. Revenue, Excluding Billable Expenses, Adjusted Operating Income, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses, Adjusted Net Income, Adjusted Diluted EPS, and Free Cash Flow are not recognized measurements under accounting principles generally accepted in the United States, or GAAP, and when analyzing our performance or liquidity, as applicable, investors should (i) evaluate each adjustment in our reconciliation of revenue to Revenue, Excluding Billable Expenses, operating income to Adjusted Operating Income, net income to Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses, Adjusted Net Income and Adjusted Diluted Earnings Per Share, and net cash provided by operating activities to Free Cash Flow, (ii) use Revenue, Excluding Billable Expenses, Adjusted Operating Income, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses, Adjusted Net Income, and Adjusted Diluted EPS in addition to, and not as an alternative to, revenue, operating income, net income or diluted EPS, as measures of operating results, each as defined under GAAP and (iii) use Free Cash Flow in addition to, and not as an alternative to, net cash provided by operating activities as a measure of liquidity, each as defined under GAAP. We have defined the aforementioned non-GAAP measures as follows:
•"Revenue, Excluding Billable Expenses" represents revenue less billable expenses. We use Revenue, Excluding Billable Expenses because it provides management useful information about the Company's operating performance by excluding the impact of costs that are not indicative of the level of productivity of our client staff headcount and our overall direct labor, which management believes provides useful information to our investors about our core operations.
•"Adjusted Operating Income" represents operating income before acquisition and divestiture costs, financing transaction costs, supplemental employee benefits due to COVID-19, significant acquisition amortization, and restructuring costs. We prepare Adjusted Operating Income to eliminate the impact of items we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature.
•"Adjusted EBITDA" represents net income before income taxes, net interest and other expense and depreciation and amortization and before certain other items, including acquisition and divestiture costs, financing transaction costs, supplemental employee benefits due to COVID-19, and restructuring costs. “Adjusted EBITDA Margin on Revenue” is calculated as Adjusted EBITDA divided by revenue. "Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses" is calculated as Adjusted EBITDA divided by Revenue, Excluding Billable Expenses. The Company prepares Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, and Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses to eliminate the impact of items it does not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary or non-recurring nature or because they result from an event of a similar nature.
•"Adjusted Net Income" represents net income before: (i) acquisition and divestiture costs, (ii) financing transaction costs, (iii) supplemental employee benefits due to COVID-19, (iv) significant acquisition amortization, (v) restructuring costs, (vi) gain associated with equity method investment activity, (vii) research and development tax credits, (viii) release of income tax reserves, (ix) loss on debt extinguishment, (x) remeasurement of deferred tax assets/liabilities, and (xi) amortization or write-off of debt issuance costs and debt discount, in each case net of the tax effect where appropriate calculated using an assumed effective tax rate. We prepare Adjusted Net Income to eliminate the impact of items, net of tax, we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature. We view net income excluding the impact of the re-measurement of the Company's deferred tax assets and liabilities as an important indicator of performance consistent with the manner in which management measures and forecasts the Company's performance and the way in which management is incentivized to perform.
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

	Fiscal Year Ended March 31,
(Amounts in thousands, except share and per share data)	2022	2021	2020
	(Unaudited)
Revenue, Excluding Billable Expenses
Revenue	$8,363,700	$7,858,938	$7,463,841
Less: Billable expenses	2,474,163	2,325,888	2,298,413
Revenue, Excluding Billable Expenses	$5,889,537	$5,533,050	$5,165,428
Adjusted Operating Income
Operating Income	$685,181	$754,371	$669,202
Acquisition and divestiture costs (a)	97,485	411	—
Financing transaction costs (b)	2,348	—	1,069
COVID-19 supplemental employee benefits (c)	—	577	2,722
Significant acquisition amortization (d)	38,295	—	—
Restructuring costs (e)	4,164	—	—
Adjusted Operating Income	$827,473	$755,359	$672,993
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue & Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses
Net income	$466,577	$608,958	$482,603
Income tax expense	137,466	53,481	96,831
Interest and other, net (f)	81,138	91,932	89,768
Depreciation and amortization	145,747	84,315	81,081
EBITDA	830,928	838,686	750,283
Acquisition and divestiture costs (a)	97,485	411	—
Financing transaction costs (b)	2,348	—	1,069
COVID-19 supplemental employee benefits (c)	—	577	2,722
Restructuring costs (e)	4,164	—	—
Adjusted EBITDA	$934,925	$839,674	$754,074
Adjusted EBITDA Margin on Revenue	11.2%	10.7%	10.1%
Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses	15.9%	15.2%	14.6%
Adjusted Net Income
Net income	$466,577	$608,958	$482,603
Acquisition and divestiture costs (a)	97,485	411	—
Financing transaction costs (b)	2,348	—	1,069
COVID-19 supplemental employee benefits (c)	—	577	2,722
Significant acquisition amortization (d)	38,295	—	—
Restructuring costs (e)	4,164	—	—
Gain associated with equity method investment activities (g)	(12,761)	—	—
Research and development tax credits (h)	—	(2,928)	(38,395)
Release of income tax reserves (i)	—	(29)	(68)
Loss on debt extinguishment (j)	—	13,239	—
Remeasurement of deferred tax assets/liabilities (k)	—	(76,767)	—
Amortization or write-off of debt issuance costs and debt discount	3,340	2,402	2,395

Adjustments for tax effect (l)	(31,399)	(4,324)	(1,608)
Adjusted Net Income	$568,049	$541,539	$448,718
Adjusted Diluted Earnings Per Share
Weighted-average number of diluted shares outstanding	134,850,808	138,703,220	141,238,135
Adjusted Net Income Per Diluted Share (m)	$4.21	$3.90	$3.18
Free Cash Flow
Net cash provided by operating activities	$736,526	$718,684	$551,428
Less: Purchases of property, equipment and software	(79,964)	(87,210)	(128,079)
Free Cash Flow	$656,562	$631,474	$423,349

(a)Represents costs associated with the acquisition and divestiture efforts of the Company related to transactions for which the Company has entered into a letter of intent to either acquire a controlling financial interest in the target entity or divest a portion of our business. Acquisition and divestiture costs primarily include costs associated with (i) buy-side and sell-side due diligence activities, (ii) compensation expenses associated with employee retention, and (iii) legal and advisory fees, primarily associated with the acquisitions of Liberty IT Solutions, LLC ("Liberty"), Tracepoint Holdings, LLC ("Tracepoint") and EverWatch Corp. ("EverWatch"), as well as the planned divestiture of our management consulting business serving the Middle East and North Africa (the "MENA Divestiture"), as disclosed in Note 5.
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
(e)Represents restructuring charges of $8.3 million incurred during the fourth quarter of fiscal 2022, net of approximately $4.2 million of revenue recognized on recoverable expenses, associated with severance costs of a restructuring plan to reduce certain executive administrative personnel costs.
(f)Reflects the combination of Interest expense and Other income (expense), net from the consolidated statement of operations.
(g)Represents (i) a gain in the second quarter of fiscal 2022 associated with the Company's previously held equity method investment in Tracepoint and (ii) a gain in the third quarter of fiscal 2022 associated with the divestiture of a controlling financial interest of a certain product offering.
(h)Reflects tax credits, net of reserves for uncertain tax positions, recognized in fiscal 2021 and 2020 related to an increase in research and development credits available for fiscal years 2016 to 2019 and fiscal years 2016 to 2020, respectively.
(i)Release of pre-acquisition income tax reserves assumed by the Company in connection with the Carlyle Acquisition.
(j)Reflects the loss on debt extinguishment resulting from the redemption of Booz Allen Hamilton Inc.'s 5.125% Senior Notes due 2025 (the "2025 Senior Notes"), including $9.0 million of the premium paid at redemption, and write-off of the unamortized debt issuance cost.
(k)Reflects the income tax benefit associated with tax losses generated during fiscal 2021 as a result of a change in certain tax methods of accounting. The Company intends to carry these losses back to fiscal 2016 and subsequent periods under the Coronavirus Aid Relief and Economic Security Act and has re-measured the fiscal 2021 loss accordingly.
(l)Reflects the tax effect of adjustments at an assumed effective tax rate of 26%, which approximates the blended federal and state tax rates, and consistently excludes the impact of other tax credits and incentive benefits realized.
(m)Excludes an adjustment of approximately $3.1 million, $3.5 million, and $1.6 million of net earnings for fiscal 2022, 2021, and 2020, respectively, associated with the application of the two-class method for computing diluted earnings per share.
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
•cost-cutting and efficiency initiatives, current and future budget restrictions, continued implementation of Congressionally mandated automatic spending cuts, and other efforts to reduce U.S. government spending could cause clients to reduce or delay funding for orders for services or invest appropriated funds on a less consistent or rapid basis or not at all, particularly when considering long-term initiatives and in light of current uncertainty around Congressional efforts to craft a long-term agreement on the U.S. government's ability to incur indebtedness in excess of its current limits, and generally in the current political environment, there is a risk that clients will not issue task orders in sufficient volume to reach current contract ceilings, alter historical patterns of contract awards, including the typical increase in the award of task orders or completion of other contract actions by the U.S. government in the period before the end of the U.S. government's fiscal year on September 30, delay requests for new proposals and contract awards, rely on short-term extensions and funding of current contracts, or reduce staffing levels and hours of operation;
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
•increased inflationary pressure that could impact the cost of doing business and/or reduce customer buying power;
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
•increasingly complex requirements and enforcement and reporting landscapes of the Department of Defense and the U.S. intelligence community, including cybersecurity, managing federal health care cost growth, competition, and focus on reforming existing government regulation of various sectors of the economy, such as financial regulation and healthcare; and
•increasing small business regulations across the Department of Defense and civilian agency clients continue to gain traction, agencies are required to meet high small business set aside targets, and large business prime contractors are required to subcontract in accordance with considerable small business participation goals necessary for contract award.
Sources of Revenue
Substantially all of our revenue is derived from services provided under contracts and task orders with the U.S. government, primarily by our client staff and, to a lesser extent, our subcontractors. Funding for our contracts and task orders is generally linked to trends in budgets and spending across various U.S. government agencies and departments. We provide services under a large portfolio of contracts and contract vehicles to a broad client base, and we believe that our diversified contract and client base lessens potential volatility in our business; however, a reduction in the amount of services that we are contracted to provide to the U.S. government or any of our significant U.S. government clients could have a material adverse effect on our business and results of operations. In particular, the Department of Defense is one of our significant clients, and the BCA originally required nine automatic spending cuts (referred to as “sequestration”) of $109 billion annually from 2013 to 2021, half of which was intended to come from defense programs, though less than $1 billion has been cut for defense programs per year under the BCA. Mandatory sequestrations under the BCA were subsequently extended by the Bipartisan Budget Act of 2013, the Bipartisan Budget Act of 2015, the Bipartisan Budget Act of 2018, the Bipartisan Budget Act of 2019, the CARES Act and the Consolidated Appropriations Act of 2021, which did not specify an amount of savings required to be achieved through sequestration after 2021 but apply an 8.3% reduction in defense spending in each year from 2021 to 2030. This could result in a commensurate reduction in the amount of services that we are contracted to provide to the Department of Defense and could have a material adverse effect on our business and results of operations, and given the uncertainty of when and how these automatic reductions required by the BCA may return and/or be applied, we are unable to predict the nature or magnitude of the potential adverse effect.
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
The table below presents the percentage of total revenue for each type of contract:

	Fiscal Year Ended March 31,
	2022	2021	2020
Cost-reimbursable	54%	56%	57%
Time-and-materials	24%	25%	23%
Fixed-price	22%	19%	20%

Contract Diversity and Revenue Mix
We provide services to our clients through a large number of single award contracts, contract vehicles, and multiple award contract vehicles. Most of our revenue is generated under indefinite delivery/indefinite quantity, or IDIQ, contract vehicles, which include multiple award government wide acquisition contract vehicles, or GWACs, and General Services Administration Multiple Award Schedule Contracts, or GSA schedules, and certain single award contracts. GWACs and GSA schedules are available to all U.S. government agencies. Any number of contractors typically competes under multiple award IDIQ contract vehicles for task orders to provide particular services, and we earn revenue under these contract vehicles only to the extent that we are successful in the bidding process for task orders. No single task order under any IDIQ contract represented more than 3.6% of our revenue in fiscal 2022. No single definite contract accounted for more than 3.0% of our revenue in fiscal 2022.
We generate revenue under our contracts and task orders through our provision of services as both a prime contractor and subcontractor, as well as from the provision of services by subcontractors under contracts and task orders for which we act as the prime contractor. For fiscal 2022, 2021, and 2020, 94%, 93%, and 92%, respectively, of our revenue was generated by contracts and task orders for which we served as a prime contractor; 6%, 7%, and 8%, respectively, of our revenue was generated by contracts and task orders for which we served as a subcontractor; and 24%, 25%, and 24%, respectively, of our revenue was generated by services provided by our subcontractors. The mix of these types of revenue affects our operating margin. Substantially all of our operating margin is derived from direct client staff labor as the portion of our operating margin derived from fees we earn on services provided by our subcontractors is not significant. We view growth in direct client staff labor as the primary driver of earnings growth. Direct client staff labor growth is driven by client staff headcount growth, after attrition, and total backlog growth.
Our People
Revenue from our contracts is derived from services delivered by client staff and, to a lesser extent, from our subcontractors. Our ability to hire, retain, and deploy talent with skills appropriately aligned with client needs is critical to our ability to grow our revenue. We continuously evaluate whether our talent base is properly sized and appropriately compensated, and contains an optimal mix of skills to be cost competitive and meet the rapidly evolving needs of our clients. We seek to achieve that result through recruitment and management of capacity and compensation. As of March 31, 2022, 2021, and 2020, we employed approximately 29,300, 27,700, and 27,200 people, respectively, of which approximately 26,300, 24,800, and 24,200, respectively, were client staff.
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
The following table summarizes the value of our contract backlog at the respective dates presented:

	Fiscal Year Ended March 31,
	2022	2021	2020
	(In millions)
Backlog:
Funded	$3,710	$3,510	$3,415
Unfunded	9,925	6,086	4,518
Priced options	15,612	14,436	12,796
Total backlog	$29,247	$24,032	$20,729

(1)    Backlog presented as of March 31, 2022 includes backlog acquired from the Company's acquisitions made during the twelve months ended March 31, 2022. Total backlog acquired was approximately $2.6 billion as of March 31, 2022
Our total backlog consists of remaining performance obligations, certain orders under contracts for which the period of performance has expired, and unexercised option period and other unexercised optional orders. As of March 31, 2022 and March 31, 2021, the Company had $7.4 billion and $6.7 billion of remaining performance obligations, respectively, and we expect to recognize approximately 70% of the remaining performance obligations as of March 31, 2022 as revenue over the next 12 months, and approximately 85% over the next 24 months. The remainder is expected to be recognized thereafter. However, given the uncertainties discussed below, as well as the risks described in "Item 1A. Risk Factors", we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all. Our backlog includes orders under contracts that in some cases extend for several years. The U.S. Congress generally appropriates funds for our clients on a yearly basis, even though their contracts with us may call for performance that is expected to take a number of years to complete. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until the U.S. Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.
We view growth in total backlog and client staff headcount as the two key measures of our potential business growth. Growing and deploying client staff is the primary means by which we are able to achieve profitable revenue growth. To the extent that we are able to hire additional client staff and deploy them against funded backlog, we generally recognize increased revenue. Total backlog increased by 21.7% from March 31, 2021 to March 31, 2022 and increased by 15.9% from March 31,

2020 to March 31, 2021. Additions to funded backlog during fiscal 2022 and 2021 totaled $8.6 billion and $8.0 billion respectively, as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options. We report internally on our backlog on a monthly basis and review backlog upon occurrence of certain events to determine if any adjustments are necessary.
We cannot predict with any certainty the portion of our backlog that we expect to recognize as revenue in any future period and we cannot guarantee that we will recognize any revenue from our backlog. The primary risks that could affect our ability to recognize such revenue on a timely basis or at all are: program schedule changes, contract modifications, and our ability to assimilate and deploy new client staff against funded backlog; cost-cutting initiatives and other efforts to reduce U.S. government spending, which could reduce or delay funding for orders for services; and delayed funding of our contracts due to delays in the completion of the U.S. government's budgeting process and the use of continuing resolutions by the U.S. government to fund its operations. The amount of our funded backlog is also subject to change, due to, among other factors: changes in congressional appropriations that reflect changes in U.S. government policies or priorities resulting from various military, political, economic, or international developments; changes in the use of U.S. government contracting vehicles, and the provisions therein used to procure our services and adjustments to the scope of services, or cancellation of contracts, by the U.S. government at any time. In our recent experience, none of the following additional risks have had a material negative effect on our ability to realize revenue from our funded backlog: the unilateral right of the U.S. government to cancel multi-year contracts and related orders or to terminate existing contracts for convenience or default; in the case of unfunded backlog, the potential that funding will not be made available; and, in the case of priced options, the risk that our clients will not exercise their options.
In addition, contract backlog includes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the funded backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a predetermined expiration date such as the end of the U.S. government's fiscal year. The revenue value of orders included in contract backlog that has not been recognized as revenue due to period of performance expirations has not exceeded approximately 5.1% of total backlog as of March 31, 2022 and any of the four preceding fiscal quarters.
We expect to recognize revenue from a substantial portion of funded backlog as of March 31, 2022 within the next twelve months. However, given the uncertainties discussed above, as well as the risks described in "Item 1A. Risk Factors", we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all.
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
Revenue Recognition and Cost Estimation
Our revenues from contracts with customers (clients) are derived from offerings that include consulting, analytics, digital solutions, engineering, and cyber services, substantially with the U.S. government and its agencies, and to a lesser extent, subcontractors. We also serve foreign governments, as well as domestic and international commercial clients. We perform under various types of contracts, which include cost-reimbursable-plus-fee contracts, time-and-materials contracts, and fixed-price contracts.
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
Many of our contracts recognize revenue under a contract cost-based input method and require an Estimate-at-Completion (EAC) process, which management uses to review and monitor the progress towards the completion of our performance obligations. Under this process, management considers various inputs and assumptions related to the EAC, including, but not limited to, progress towards completion, labor costs and productivity, material and subcontractor costs, and identified risks. Estimating the total cost at completion of performance obligations is subjective and requires management to make assumptions about future activity and cost drivers under the contract. Changes in these estimates can occur for a variety of reasons and, if significant, may impact the profitability of our contracts. Changes in estimates related to contracts accounted for under the EAC process are recognized in the period when such changes are made on a cumulative catch-up basis. If the estimate of contract profitability indicates an anticipated loss on a contract, we recognize the total loss at the time it is identified. For fiscal 2022, 2021, and 2020, the aggregate impact of adjustments in contract estimates was not material.
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
Goodwill and Intangible Assets Impairment
We test goodwill and trade name for impairment at least annually as of January 1 of each year and more frequently if interim indicators of impairment exist. We perform our impairment testing of goodwill at the reporting level. As our business is highly integrated and all of our components have similar economic characteristics, we conclude that we have one reporting unit at the consolidated entity level, which is the same as our single operating segment. We test goodwill for impairment using the quantitative method (primarily based on market capitalization). We test the trade name for impairment using the relief from royalty method that requires management to make significant amount of judgments and estimates in the valuation. We do not consider goodwill, trade name, or any other amortizable intangible assets at risk of impairment. A 10% change in our enterprise value would not result in a goodwill or trade name impairment.
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
During the fiscal years ended March 31, 2022, March 31, 2021, and March 31, 2020, the Company did not record any impairment of goodwill and intangible assets.
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
The Company’s fiscal year ends on March 31 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31. The accompanying consolidated financial statements present the financial position of the Company as of March 31, 2022 and 2021 and the Company’s results of operations for fiscal 2022, fiscal 2021, and fiscal 2020.
Certain amounts reported in the Company's prior year consolidated financial statements have been reclassified to conform to the current year presentation.
Results of Operations
The following table sets forth items from our consolidated statements of operations for the periods indicated:

	Fiscal Year Ended March 31,			Fiscal 2022 Versus Fiscal 2021	Fiscal 2021 Versus Fiscal 2020
	2022	2021	2020
	(In thousands)
Revenue	$8,363,700	$7,858,938	$7,463,841	6.4%	5.3%
Operating costs and expenses:
Cost of revenue	3,899,622	3,657,530	3,379,180	6.6%	8.2%
Billable expenses	2,474,163	2,325,888	2,298,413	6.4%	1.2%
General and administrative expenses	1,158,987	1,036,834	1,035,965	11.8%	0.1%
Depreciation and amortization	145,747	84,315	81,081	72.9%	4.0%
Total operating costs and expenses	7,678,519	7,104,567	6,794,639	8.1%	4.6%
Operating income	685,181	754,371	669,202	(9.2)%	12.7%
Interest expense	(92,352)	(81,270)	(96,960)	13.6%	(16.2)%
Other income (expense), net	11,214	(10,662)	7,192	NM	NM
Income before income taxes	604,043	662,439	579,434	(8.8)%	14.3%
Income tax expense	137,466	53,481	96,831	157.0%	(44.8)%
Net income	$466,577	$608,958	$482,603	(23.4)%	26.2%
Net loss attributable to non-controlling interest	$(163)	$—	$—	NM	NM
Net income attributable to common stockholders	$466,740	$608,958	$482,603	(23.4)%	26.2%
NM - Not meaningful
Fiscal 2022 Compared to Fiscal 2021
Revenue
Revenue increased to $8,363.7 million from $7,858.9 million, or a 6.4% increase, primarily driven by the impact of acquisitions during fiscal 2022 of approximately $340.1 million and strong demand, partially offset by reduced staff utilization.
Cost of Revenue
Cost of revenue increased to $3,899.6 million from $3,657.5 million, or a 6.6% increase, and remained relatively flat as a percentage of revenue at 46.6% and 46.5% for fiscal 2022 and 2021, respectively. This increase was primarily due to an increase in salaries and salary-related benefits of $251.8 million, driven by an increase in headcount (including the impact of acquisitions) and annual base salary increases, as well as increases in other direct costs of $29.3 million.
Billable Expenses
Billable expenses increased to $2,474.2 million from $2,325.9 million, or a 6.4% increase, and remained flat as a percentage of revenue at 29.6%. This increase was primarily attributable to an increase in the use of subcontractors driven by client demand and timing of client needs as well as increases in expenses from contracts that require the Company to incur other direct expenses and travel on behalf of clients as compared to the prior year.
General and Administrative Expenses
General and administrative expenses increased to $1,159.0 million from $1,036.8 million, or an 11.8% increase and increased as a percentage of revenue to 13.9% from 13.2%. General and administrative expenses were impacted by approximately $95.5 million of acquisition costs primarily associated with our acquisitions of Liberty and Tracepoint incurred during fiscal 2022. In addition, salaries and salary related benefits increased $34.7 million, driven by an increase in headcount and annual base salary increases.
Depreciation and Amortization
Depreciation and amortization expense increased to $145.7 million from $84.3 million, or a 72.9% increase, primarily due to increases in intangible amortization related to the acquisitions in fiscal 2022, and depreciation expense resulting from the implementation of our new financial management systems on April 1, 2021.
Interest Expense
Interest expense increased to $92.4 million from $81.3 million, or a 13.6% increase, primarily due to increased expense related to the issuance of the Senior Notes due 2029 in fiscal 2022 and the Senior Notes due 2028 in fiscal 2021.
Other (Income) Expense, net
Other (income) expense, net increased to an $11.2 million net other income from $10.7 million of net other expense primarily due to the following:
•A net gain of $7.1 million recognized from a transaction in the third quarter of fiscal 2022 in which the Company transferred all assets related to SnapAttack™ to a new cyber threat hunting and detection company and disposed of the controlling interest to an unrelated third party and retained an equity method investment;
•A $5.7 million gain from the Company’s remeasurement of its previously held equity method investment in Tracepoint in the second quarter of fiscal 2022; and
•A $13.2 million loss on debt extinguishment resulting from the redemption of Booz Allen Hamilton Inc.'s 5.125% Senior Notes due 2025 (the "2017 Senior Notes") recognized in the second quarter of fiscal 2021, not present in the current year.
Income Tax Expense
Income tax expense increased to $137.5 million from $53.5 million. The effective tax rate increased to 22.8% in fiscal 2022 from 8.1% in fiscal 2021. The increase was primarily due to a $76.8 million income tax benefit recognized in the fourth quarter of fiscal 2021 related to the re-measurement of net operating losses that were carried back to fiscal 2016 and subsequent years.

Liquidity and Capital Resources
As of March 31, 2022, our total liquidity was $1.7 billion, consisting of $695.9 million of cash and cash equivalents and $999.0 million available under the Revolving Credit Facility. To date, COVID-19 has not had a significant impact on our liquidity, cash flows or capital resources. However, COVID-19 has led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future. In the opinion of management, we will be able to meet our liquidity and cash needs through a combination of cash flows from operating activities, available cash balances, and available borrowing under the Revolving Credit Facility. If these resources need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities.

The following table presents selected financial information for the periods presented:

	Fiscal Year Ended March 31,
	2022	2021	2020
	(In thousands)
Cash and cash equivalents	$695,910	$990,955	$741,901
Total debt	$2,800,072	$2,356,596	$2,185,844

Net cash provided by operating activities	$736,526	$718,684	$551,428
Net cash (used in) investing activities	(867,725)	(158,284)	(128,079)
Net cash (used in) provided by financing activities	(163,846)	(311,346)	34,562
Total (decrease) increase in cash and cash equivalents	$(295,045)	$249,054	$457,911
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
•working capital requirements to fund both organic and inorganic growth of our business;
•capital expenditures which primarily relate to the purchase of computers, business systems, furniture and leasehold improvements to support our operations;
•the on-going maintenance around all financial management systems;
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
In the fourth quarter of fiscal 2022, the Company announced that it had entered into a definitive agreement to acquire EverWatch Corp., a leading provider of advanced solutions to the defense and intelligence communities for approximately $440.0 million, subject to customary adjustments. The Company expects to fund the acquisition with cash on hand. The transaction is expected to close in fiscal 2023.

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
Operating Cash Flow
Net cash provided by operations is primarily affected by the overall profitability of our contracts, our ability to invoice and collect cash from clients in a timely manner, our ability to manage our vendor payments, and the timing of cash paid for income taxes. Continued uncertainty in global economic conditions may also affect our business as customers and suppliers may decide to downsize, defer, or cancel contracts, which could negatively affect the operating cash flows. Net cash provided by operations was $736.5 million in fiscal 2022 compared to $718.7 million in fiscal 2021, or a 2.5% increase. The increase in operating cash flow over the prior year was primarily driven by strong working capital management, partially offset by approximately $97.5 million of acquisition costs incurred and paid during fiscal 2022, primarily associated with our acquisitions of Liberty and Tracepoint.
Effective fiscal 2023, the Tax Cuts and Jobs Act of 2017 requires the capitalization of research and development costs for tax purposes, which can then be amortized over five years and 15 years for domestic and foreign costs, respectively. Congress has proposed tax legislation to delay the effective date of this change to 2026, but it is uncertain whether the proposed delay will ultimately be enacted into law. Based upon the analysis performed to date and our interpretation of the legislation, the Company estimates that we will incur approximately $150.0 million in cash taxes in fiscal 2023 if the current effective date remains in place, but our deferred tax liability would be offset by a corresponding amount.
Investing Cash Flow
Net cash used in investing activities was $867.7 million in fiscal 2022 compared to $158.3 million in the prior year. The increase in net cash used in investing activities was primarily due to the Company's acquisitions of Liberty and Tracepoint, partially offset by the initial 40% minority investment in Tracepoint of $74.2 million in the prior year.
Financing Cash Flow
Net cash used in financing activities was $163.8 million in fiscal 2022 compared to $311.3 million in the prior year, or a 47.4% decrease. The decrease in net cash used in financing activities was primarily due to the following:
•An increase of $152.2 million in net proceeds from the issuance of bonds in fiscal 2022 (Senior Notes due 2029) as compared to fiscal 2021 (Senior Notes due 2028);
•A decrease of $25.6 million in payments on the Company's Term Loans;
•A $100.0 million net repayment on the Revolving Credit Facility paid in the prior year;
•The above was partially offset by an increase in share repurchases of $105.5 million and an increase in dividends paid of $28.0 million as compared to the prior year.
Dividends and Share Repurchases
The Company paid $1.54 in dividends per share to shareholders of record in fiscal 2022. On May 20, 2022, the Company announced a regular quarterly cash dividend in the amount of $0.43 per share. The quarterly dividend is payable on June 30, 2022 to stockholders of record on June 15, 2022.

The following table summarizes the cash distributions recognized in the consolidated statement of cash flows:

	Fiscal Year Ended March 31,
	2022	2021	2020
	(In thousands)
Recurring dividends (1)	$209,057	$181,066	$146,602
(1) Amounts represent recurring dividends that were declared and paid for during each quarter of fiscal 2022, 2021, and 2020, respectively.
On December 12, 2011, the Board of Directors approved a share repurchase program, which was most recently increased to $2,160.0 million in January 26, 2022. The Company may repurchase shares pursuant to the program by means of open market repurchases, directly negotiated repurchases or through agents acting pursuant to negotiated repurchase agreements. During fiscal 2022 and 2021, the Company purchased 4.7 million and 3.8 million shares of the Company’s Class A Common Stock, respectively, for an aggregate of $389.9 million and $293.4 million, respectively. As of March 31, 2022, the Company had approximately $651.6 million remaining under the repurchase program.
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
Indebtedness
Our debt totaled $2.8 billion and $2.4 billion as of March 31, 2022 and 2021, respectively. Our debt bears interest at specified rates (see Note 10 to our consolidated financial statements).
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
As of March 31, 2022, the Credit Agreement provided Booz Allen Hamilton with a $1,241.4 million Term Loan A, a $380.3 million Term Loan B, and $1,000 million Revolving Credit Facility with a sub-limit for letters of credit of $200.0 million (collectively, the "Secured Credit Facility"). As of March 31, 2022, the maturity date of Term Loan A and the termination date for the Revolving Credit Facility was June 24, 2026 and the maturity date of Term Loan B was November 26, 2026. Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement are secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement and related documentation. Subject to specified conditions, without the consent of the then-existing lenders (but subject to the receipt of commitments), the Term

Loans or the Revolving Credit Facility may be expanded (or a new term loan facility or revolving credit facility added to the existing facilities) by up to (i) the greater of (x) $909 million and (y) 100% of consolidated EBITDA of Booz Allen Hamilton, as of the end of the most recently ended four quarter period for which financial statements have been delivered pursuant to the Credit Agreement plus (ii) the aggregate principal amount under which pro forma consolidated net secured leverage remains less than or equal to 3.50:1.00.
At Booz Allen Hamilton's option, borrowings under the Secured Credit Facility bear interest based either on LIBOR (adjusted for maximum reserves, and subject to a floor of zero) for the applicable interest period or, a base rate equal to the highest of (x) the administrative agent’s prime corporate rate, (y) the overnight federal funds rate plus 0.50% and (z) three-month LIBOR (adjusted for maximum reserves, and subject to a floor of zero) plus 1.00%), in each case plus an applicable margin, payable at the end of the applicable interest period and in any event at least quarterly. The applicable margin for Term Loan A and borrowings under the Revolving Credit Facility ranges from 1.13% to 2.00% for LIBOR loans and 0.13% to 1.00% for base rate loans, in each case based on Booz Allen Hamilton’s consolidated total net leverage ratio. The applicable margin for Term Loan B is 1.75% for LIBOR loans and 0.75% for base rate loans. Unused commitments under the Revolving Credit Facility are subject to a quarterly fee ranging from 0.18% to 0.35% based on Booz Allen Hamilton’s consolidated total net leverage ratio.
Booz Allen Hamilton occasionally borrows under the Revolving Credit Facility in anticipation of cash demands. During fiscal 2022, Booz Allen Hamilton accessed no amounts of its $500.0 million Revolving Credit Facility. During fiscal 2021, Booz Allen Hamilton accessed a total of $100.0 million of its $500.0 million Revolving Credit Facility. As of March 31, 2022, there was no outstanding balance on the Revolving Credit Facility. As of March 31, 2021,$100.0 million was outstanding on the Revolving Credit Facility, which was repaid in June 2021.
The Credit Agreement requires quarterly principal payments of 1.25% of the stated principal amount of Term Loan A until maturity, and quarterly principal payments of 0.25% of the stated principal amount of Term Loan B until maturity.
Booz Allen Hamilton also has agreed to pay customary letter of credit and agency fees. As of March 31, 2022 and 2021, Booz Allen Hamilton was contingently liable under open standby letters of credit and bank guarantees issued by its banks in favor of third parties that totaled $8.4 million and $9.8 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. For both March 31, 2022 and 2021, approximately $1.0 million, of these instruments reduced our available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $20.0 million facility, of which $12.6 million and $11.1 million, respectively, was available to Booz Allen Hamilton at March 31, 2022 and 2021. As of March 31, 2022, we had $999.0 million of capacity available for additional borrowings under the Revolving Credit Facility.
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants include limitations on the following, in each case subject to certain exceptions: (i) indebtedness and liens; (ii) mergers, consolidations or amalgamations, liquidations, wind-ups or dissolutions, and disposition of all or substantially all assets; (iii) dispositions of property; (iv) restricted payments; (v) investments; (vi) transactions with affiliates; (vii) change in fiscal periods; (viii) negative pledges; (ix) restrictive agreements; (x) line of business; and (xi) speculative hedging. The events of default include the following, in each case subject to certain exceptions: (a) failure to make required payments under the Secured Credit Facility; (b) material breaches of representations or warranties under the Secured Credit Facility; (c) failure to observe covenants or agreements under the Secured Credit Facility; (d) failure to pay or default under certain other material indebtedness; (e) bankruptcy or insolvency; (f) certain Employee Retirement Income Security Act, or ERISA, events; (g) certain material judgments; (h) actual or asserted invalidity of the Guarantee and Collateral Agreements or the other security documents or failure of the guarantees or perfected liens thereunder; and (i) a change of control. In addition, we are required to meet certain financial covenants at each quarter end, namely Consolidated Net Total Leverage and Consolidated Net Interest Coverage Ratios. As of March 31, 2022, we were compliant with these covenants.
During fiscal 2022, interest payments of $19.6 million and $7.2 million were made for the Term Loan A and Term Loan B facilities, respectively. During fiscal 2021, interest payments of $23.6 million and $7.8 million were made for the Term Loan A and Term Loan B facilities, respectively.
The total outstanding debt balance is recorded in the accompanying consolidated balance sheets net of unamortized discount and debt issuance costs of $21.6 million and $17.4 million as of March 31, 2022 and 2021, respectively.
On August 24, 2020, Booz Allen Hamilton issued $700 million aggregate principal amount of its Senior Notes under an Indenture, dated as of August 24, 2020, among Booz Allen Hamilton, certain subsidiaries of Booz Allen Hamilton, as guarantors (the “Subsidiary Guarantors”), and Wilmington Trust, National Association as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of August 24, 2020, among Booz Allen Hamilton, the Subsidiary Guarantors and the Trustee. A portion of the net proceeds from the sale of the Senior Notes was used to redeem in full $350 million aggregate principal amount of the outstanding 2017 Senior Notes at a redemption price of 102.56% of the principal amount thereof, plus accrued and unpaid interest thereon to (but excluding) the redemption date, and to pay all fees and expenses related to the foregoing. Booz Allen Hamilton intends to use the remaining net proceeds from the sale of the Senior Notes for working capital and other general corporate purposes (see Note 10 in our consolidated financial statements). For fiscal 2022 and 2021, total interest payments of $37.9 million and $28.7 million were made for the Senior Notes, respectively.
Borrowings under the Term Loans and, if used, the Revolving Credit Facility, incur interest at a variable rate. In accordance with our risk management strategy between April 6, 2017 and April 4, 2019, Booz Allen Hamilton executed a series of interest rate swaps. As of March 31, 2022, we had interest rate swaps with an aggregate notional amount of $700.0 million. These instruments hedge the variability of cash outflows for interest payments on the floating portion of our debt. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense (see Note 11 in our consolidated financial statements).
Capital Structure and Resources
Our stockholders’ equity amounted to $1,046.7 million as of March 31, 2022, a decrease of $25.1 million compared to stockholders’ equity of $1,071.2 million as of March 31, 2021. The decrease was primarily due to $419.3 million in treasury stock resulting from the repurchase of shares of our Class A Common Stock and $209.2 million in aggregate quarterly dividend payments in fiscal 2022, partially offset by net income of $466.6 million in fiscal 2022 and stock-based compensation expense of $69.8 million.
Capital Expenditures
Since we do not own any of our facilities, our capital expenditure requirements primarily relate to the purchase of computers, management systems, furniture, and leasehold improvements to support our operations. Direct facility and equipment costs billed to clients are not treated as capital expenses. Our capital expenditures for fiscal 2022 and 2021 were $80.0 million and $87.2 million, respectively. The decrease in capital expenditures was primarily driven by lower spend related to the implementation of our new financial management system on April 1, 2021 as compared to the prior year period, as well as lower facilities expenses reflecting the investment in technology and tools needed to support the virtual work environment.
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
Our exposure to market risk for changes in interest rates related to our outstanding debt will impact our Secured Credit Facility. The interest expense associated with our term loans and any loans under our Revolving Credit Facility will vary with market rates. A hypothetical interest rate increase of 25 basis points would have increased interest expense related to the term facilities under our Secured Credit Facility by approximately $4.8 million in fiscal 2022 and $2.9 million in fiscal 2021, and likewise decreased our income and cash flows. The year over year increase in interest expense was primarily due to the June 2021 issuance of the Senior Notes due 2029.
As of March 31, 2022 and 2021, we had $695.9 million and $991.0 million, respectively, in cash and cash equivalents. Due to a near zero interest rate environment over the last 12 months, the interest income returns on our cash and cash equivalents balances were nominal on a comparative basis. As of March 31, 2022 and 2021 the interest income on balance sheet cash was less than 1%. Therefore, the corresponding impact to our interest income, and likewise to our income and cash flow, was not material.
Pursuant to our interest rate risk management strategies, we use interest rate cash flow hedges to add stability to our incurrence of interest rate expense and to manage our exposure to related interest rate movement. See Note 11 to our consolidated financial statements for further discussion. As of March 31, 2022, we had interest rate swaps with an aggregate notional amount of $700.0 million. These derivative instruments hedge the variability of cash outflows for interest payments on our variable rate debt and are recorded at fair value on our consolidated balance sheet. As of March 31, 2022, a 25 basis point increase in interest rates would increase the fair value of our interest rate swaps by approximately $3.0 million and a 25 basis point decrease in interest rates would decrease the fair value of our interest rate swaps by approximately $3.0 million.
During fiscal 2019, we established a Rabbi trust to provide for the payment of benefits under our non-qualified deferred compensation plan. As of March 31, 2022, fund assets totaled $16.5 million which include mutual fund investments that are subject to fluctuations in market prices and interest rates. Cash distributions made to plan participants are recognized as operating cash flows in the consolidated statement of cash flows and have the effect of lowering both fund assets and the corresponding fund liabilities on a one-for-one basis. Changes in fair value on fund liabilities offset the changes in fair value of fund assets, and changes in fair value on both fund assets and fund liabilities are recognized in earnings on our consolidated statements of operations. See Note 18 to our consolidated financial statements for further discussion.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Booz Allen Hamilton Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Booz Allen Hamilton Holding Corporation (the Company) as of March 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 20, 2022 expressed an unqualified opinion thereon.

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

Government Contracting Matters - Provision for Claimed Indirect Costs

Description of the Matter
As discussed in Note 20 to the consolidated financial statements, in the ordinary course of business, agencies of the U.S. government, including the Defense Contract Audit Agency (DCAA), routinely audit the Company’s indirect costs and business practices for compliance with the Cost Accounting Standards and the Federal Acquisition Regulation. Such audits may result in, and have historically resulted in, the Company’s inability to retain certain claimed indirect costs, including executive and employee compensation, due to differing views of the allowability and reasonableness of such costs. As of March 31, 2022, years subsequent to the Company’s fiscal year 2011 remained subject to audit and final resolution. The Company recognized a liability of $290.4 million for estimated adjustments to claimed indirect costs based on its historical DCAA audit results, including the final resolution of such audits with the Defense Contract Management Agency (DCMA) (the provision for claimed indirect costs).
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

Unrecognized Tax Benefits

Description of the Matter
As discussed in Notes 2 and 13 to the consolidated financial statements, the Company is subject to federal, state and foreign taxation in various jurisdictions. The Company reserves for uncertain tax positions related to unrecognized income tax benefits where it is not more likely than not that the Company’s tax position will be sustained. As of March 31, 2022, the Company has recorded $79.9 million of reserves for uncertain tax positions. These reserves involve considerable judgment and estimation and are evaluated by management based on available information.
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

Valuation of acquired intangible assets

Description of the Matter
As discussed in Note 5 to the consolidated financial statements, the Company acquired Liberty IT Solutions and Tracepoint Holdings on June 11, 2021 and September 10, 2021, respectively. The Company’s accounting for the acquisition included determining the fair value of the intangible assets acquired, which primarily included customer relationships and backlog. The Company recognized acquired intangible assets of $399.5 million, using income approach methodologies to determine the fair value.

Auditing the Company’s accounting for the acquired intangible assets was challenging due to the estimation required in management’s determination of the fair value of the intangible assets. The estimation was primarily due to the sensitivity of the fair values to underlying assumptions including discount rates and projections of revenues and expenses, which include assumptions around contract renewals and recompetes.
es and expenses, which include assumptions around contract renewals and recompetes.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process for accounting for acquired intangible assets. For example, we tested controls over management’s review of the valuation of intangible assets, including the review of the valuation model and significant assumptions used in the valuation.

To test the fair value of the acquired intangible assets, our audit procedures included, among others, evaluating the Company’s use of valuation methodologies, evaluating the projected revenues and expenses used in the valuation, and testing the completeness and accuracy of underlying data. We involved our valuation specialists to assist in assessing the methodologies and testing the significant assumptions used to value the acquired intangible asset. For example, we compared the significant assumptions to current industry, market, and economic trends, historical results of the acquired businesses, and to other relevant factors. We also performed sensitivity analyses of the significant assumptions to evaluate the change in fair value resulting from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2006
Tysons, Virginia
May 20, 2022

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2022	March 31, 2021
	(Amounts in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$695,910	$990,955
Accounts receivable, net	1,622,989	1,411,894
Prepaid expenses and other current assets	126,777	233,323
Total current assets	2,445,676	2,636,172
Property and equipment, net of accumulated depreciation	202,229	204,642
Operating lease right-of-use assets	227,231	239,374
Intangible assets, net of accumulated amortization	646,682	307,128
Goodwill	2,021,931	1,581,160
Other long-term assets	481,826	531,125
Total assets	$6,025,575	$5,499,601
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$68,379	$77,865
Accounts payable and other accrued expenses	902,616	666,971
Accrued compensation and benefits	438,634	425,615
Operating lease liabilities	52,334	54,956
Other current liabilities	71,991	65,698
Total current liabilities	1,533,954	1,291,105
Long-term debt, net of current portion	2,731,693	2,278,731
Operating lease liabilities, net of current portion	247,070	263,144
Deferred tax liabilities	239,602	364,461
Other long-term liabilities	226,535	230,984
Total liabilities	4,978,854	4,428,425
Commitments and contingencies (Note 20)
Stockholders’ equity:
Common stock, Class A — $0.01 par value — authorized, 600,000,000 shares; issued, 164,372,545 shares at March 31, 2022 and 162,950,606 shares at March 31, 2021; outstanding, 132,584,348 shares at March 31, 2022 and 136,246,029 shares at March 31, 2021	1,646	1,629
Treasury stock, at cost — 31,788,197 shares at March 31, 2022 and 26,704,577 shares at March 31, 2021	(1,635,454)	(1,216,163)
Additional paid-in capital	656,222	557,957
Retained earnings	2,015,071	1,757,524
Accumulated other comprehensive income (loss)	8,585	(29,771)
Total Booz Allen stockholders’ equity	1,046,070	1,071,176
Non-controlling interest	651	—
Total stockholders’ equity	1,046,721	1,071,176
Total liabilities and stockholders’ equity	$6,025,575	$5,499,601

The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
	2022	2021	2020
	(Amounts in thousands, except per share data)
Revenue	$8,363,700	$7,858,938	$7,463,841
Operating costs and expenses:
Cost of revenue	3,899,622	3,657,530	3,379,180
Billable expenses	2,474,163	2,325,888	2,298,413
General and administrative expenses	1,158,987	1,036,834	1,035,965
Depreciation and amortization	145,747	84,315	81,081
Total operating costs and expenses	7,678,519	7,104,567	6,794,639
Operating income	685,181	754,371	669,202
Interest expense	(92,352)	(81,270)	(96,960)
Other income (expense), net	11,214	(10,662)	7,192
Income before income taxes	604,043	662,439	579,434
Income tax expense	137,466	53,481	96,831
Net income	466,577	608,958	482,603
Net loss attributable to non-controlling interest	$(163)	$—	$—
Net income attributable to common stockholders	$466,740	$608,958	$482,603
Earnings per share of common stock (Note 4):
Basic	$3.46	$4.40	$3.43
Diluted	$3.44	$4.37	$3.41

The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended March 31,
	2022	2021	2020
	(Amounts in thousands)
Net income	$466,577	$608,958	$482,603
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on derivatives designated as cash flow hedges	27,983	13,665	(39,752)
Change in postretirement plan costs	10,373	2,565	4,941
Total other comprehensive (loss) income, net of tax	$38,356	$16,230	$(34,811)
Comprehensive income	$504,933	$625,188	$447,792

The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
	2022	2021	2020
	(Amounts in thousands)
Cash flows from operating activities
Net income	$466,577	$608,958	$482,603
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	145,747	84,315	81,081
Noncash lease expense	55,881	53,202	55,096
Stock-based compensation expense	69,784	59,844	43,290
Deferred income taxes	(130,197)	231,998	65,434
Amortization of debt issuance costs	4,619	4,395	4,688
Loss on debt extinguishment	2,515	13,239	1,451
(Gains) losses on dispositions, and other	(3,388)	(3,322)	1,772
Gains associated with equity method investment activities	(12,759)	—	—
Changes in assets and liabilities:
Accounts receivable, net	(154,652)	47,081	(129,107)
Income taxes receivable / payable	132,029	(363,396)	(122,977)
Prepaid expenses and other current and long-term assets	(19,489)	(5,069)	(13,506)
Accrued compensation and benefits	12,620	71,713	18,044
Accounts payable and other accrued expenses	194,827	(31,506)	48,260
Other current and long-term liabilities	(27,588)	(52,768)	15,299
Net cash provided by operating activities	736,526	718,684	551,428
Cash flows from investing activities
Purchases of property, equipment, and software	(79,964)	(87,210)	(128,079)
Payments for business acquisitions, net of cash acquired	(780,334)	—	—
Proceeds from sales of assets, net of payment	—	3,094	—
Payment for minority investment in entity	—	(74,168)	—
Payments for cost method investments	(7,000)	—	—
Other investing activities	(427)	—	—
Net cash used in investing activities	(867,725)	(158,284)	(128,079)
Cash flows from financing activities
Proceeds from issuance of common stock	23,371	19,408	14,987
Stock option exercises	5,929	11,747	8,925
Repurchases of common stock	(418,859)	(313,397)	(182,224)
Cash dividends paid	(209,057)	(181,066)	(146,602)
Debt extinguishment costs	—	(8,971)	—
Repayments on revolving credit facility, term loans, and Senior Notes	(112,257)	(527,865)	(76,922)
Net proceeds from debt issuance	487,027	691,496	497,891
Payment of deferred payment obligation	—	—	(80,000)
Proceeds from revolving credit facility	60,000	—	—
Other financing activities	—	(2,698)	(1,493)
Net cash (used in) provided by financing activities	(163,846)	(311,346)	34,562
Net (decrease) increase in cash and cash equivalents	(295,045)	249,054	457,911
Cash and cash equivalents––beginning of year	990,955	741,901	283,990
Cash and cash equivalents––end of year	$695,910	$990,955	$741,901
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$64,699	$60,955	$84,125
Income taxes	$127,069	$176,711	$109,754
Supplemental disclosures of non-cash investing and financing activities
Share repurchases transacted but not settled and paid	$15,839	$15,408	$10,736
Noncash financing activities	$—	$178	$3,920
The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2019	159,924,825	$1,599	(19,896,972)	$(711,450)	$401,596	$994,811	$(11,190)	—	$675,366
Issuance of common stock	833,258	8	—	—	14,979	—	—	—	14,987
Stock options exercised	575,890	6	—	—	8,919	—	—	—	8,925
Repurchase of common stock	—	—	(2,717,080)	(186,645)	—	—	—	—	(186,645)
Recognition of liability related to future restricted stock units vesting	—	—	—	—	(757)	—	—	—	(757)
Net income	—	—	—	—	—	482,603	—	—	482,603
Other comprehensive income, net of tax	—	—	—	—	—	—	(34,811)	—	(34,811)
Dividends paid of $1.04 per share of common stock	—	—	—	—	—	(146,602)	—	—	(146,602)
Stock-based compensation expense	—	—	—	—	43,290	—	—	—	43,290
Balance at March 31, 2020	161,333,973	$1,613	(22,614,052)	$(898,095)	$468,027	$1,330,812	$(46,001)	—	$856,356
Issuance of common stock	1,112,183	11	—	—	18,803	—	—	—	18,814
Stock options exercised	504,450	5	—	—	11,742	—	—	—	11,747
Repurchase of common stock	—	—	(4,090,525)	(318,068)	—	—	—	—	(318,068)
Recognition of liability related to future restricted stock units vesting	—	—	—	—	(456)	—	—	—	(456)
Net income	—	—	—	—	—	608,958	—	—	608,958
Topic 326 adoption impact	—	—	—	—	—	(1,180)	—	—	(1,180)
Other comprehensive income, net of tax	—	—	—	—	—	—	16,230	—	16,230
Dividends paid of $1.30 per share of common stock	—	—	—	—	—	(181,066)	—	—	(181,066)
Stock-based compensation expense	—	—	—	—	59,841	—	—	—	59,841
Balance at March 31, 2021	162,950,606	$1,629	(26,704,577)	$(1,216,163)	$557,957	$1,757,524	$(29,771)	—	$1,071,176
Issuance of common stock	1,224,207	15	—	—	22,155	—	—	—	22,170
Stock options exercised	197,732	2	—	—	5,927	—	—	—	5,929
Repurchase of common stock	—	—	(5,083,620)	(419,291)		—	—	—	(419,291)
Recognition of liability related to future restricted stock units vesting	—	—	—	—	1,213	—	—	—	1,213
Net income	—	—	—	—	—	466,740		(163)	466,577
Other comprehensive income, net of tax	—	—	—	—	—	—	38,356	—	38,356
Dividends paid of $1.54 per share of common stock	—	—	—	—	—	(209,193)	—	—	(209,193)
Stock-based compensation expense	—	—	—	—	69,784	—	—	—	69,784
Contribution to non-controlling interest	—	$—	—	$—	$(814)	$—	$—	$814	$—
Balance at March 31, 2022	164,372,545	$1,646	(31,788,197)	$(1,635,454)	$656,222	$2,015,071	$8,585	651	$1,046,721

The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
March 31, 2022
1. BUSINESS OVERVIEW
Our Business
Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or the Company, we, us, and our, was incorporated in Delaware in May 2008. The Company provides management and technology consulting, analytics, engineering, digital solutions, mission operations, and cyber services to U.S. and international governments, major corporations, and not-for-profit organizations. The Company reports operating results and financial data in one reportable segment. The Company is headquartered in McLean, Virginia, with approximately 29,300 employees as of March 31, 2022.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries that are majority-owned or otherwise controlled by the Company and have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and the rules and regulations of the U.S. Securities and Exchange Commission, or SEC. All intercompany balances and transactions have been eliminated in consolidation.
The consolidated financial statements and notes of the Company include its subsidiaries and other entities over which the Company has a controlling financial interest or where the company is a primary beneficiary. The Company uses the equity method to account for investments in entities that it does not control if it is otherwise able to exert significant influence over the entities' operating and financial policies. Equity investments in entities over which the Company does not have the ability to exercise significant influence and whose securities do not have a readily determinable fair value are carried at cost or cost net of other-than-temporary impairments.
The Company’s fiscal year ends on March 31 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31. The accompanying consolidated financial statements present the financial position of the Company as of March 31, 2022 and 2021 and the Company’s results of operations for fiscal 2022, 2021, and 2020.
Certain amounts reported in the Company's prior year consolidated financial statements have been reclassified to conform to the current year presentation.
Accounting Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Areas of the consolidated financial statements where estimates may have the most significant effect include the provision for claimed indirect costs, valuation and expected lives of tangible and intangible assets, impairment of long-lived assets, accrued liabilities, revenue recognition, including the accrual of indirect costs, bonus and other incentive compensation, stock-based compensation, reserves for uncertain tax positions and valuation allowances on deferred tax assets, provisions for income taxes, postretirement obligations, collectability of receivables, and loss accruals for litigation. Actual results experienced by the Company may differ materially from management's estimates.
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
    The Company considers a contract with a customer to exist under Accounting Standards Codification (ASC) No. 606, Revenue from Contracts with Customers (Topic 606), when there is approval and commitment from both the Company and the

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
customer, the rights of the parties and payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. The Company also will consider whether two or more contracts entered into with the same customer should be combined and accounted for as a single contract. Furthermore, in certain transactions with commercial clients and with the U.S. government, the Company may commence providing services prior to receiving a formal approval from the customer. In these situations, the Company will consider the factors noted above, the risks associated with commencing the work and legal enforceability in determining whether a contract with the customer exists under Topic 606.
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
Many of our contracts recognize revenue under a contract cost-based input method and require an Estimate-at-Completion (EAC) process, which management uses to review and monitor the progress towards the completion of our performance obligations. Under this process, management considers various inputs and assumptions related to the EAC, including, but not limited to, progress towards completion, labor costs and productivity, material and subcontractor costs, and identified risks. Estimating the total cost at completion of performance obligations is subjective and requires management to make assumptions about future activity and cost drivers under the contract. Changes in these estimates can occur for a variety of reasons and, if significant, may impact the profitability of the Company’s contracts. Changes in estimates related to contracts accounted for under the EAC process are recognized in the period when such changes are made on a cumulative catch-up basis. If the estimate of contract profitability indicates an anticipated loss on a contract, the Company recognizes the total loss at the time it is identified. For fiscal 2022, 2021 and 2020, the aggregate impact of adjustments in contract estimates was not material.
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
Intangible Assets
Intangible assets primarily consist of programs and contracts assets, channel relationships, the Company's trade name, customer relationships, software and other amortizable intangible assets. The Company capitalizes the following costs associated with developing internal-use computer software pertaining to upgrades in our business and financial systems: (i) external direct costs of materials and services consumed in developing or obtaining internal-use computer software and (ii) certain payroll and payroll-related costs for Company employees who are directly associated with the development of internal-use software, to the extent of the time spent directly on the project. Programs and contract assets, channel relationships, and other amortizable intangible assets are generally amortized on an accelerated basis over the expected life based on projected future cash flows of approximately two to twelve years. Software purchased or developed for internal use is amortized over one to five years. The majority of the Company's trade name intangible assets are not amortized, but are tested for impairment on at least an annual basis as of January 1 and more frequently if interim indicators of impairment exist. The trade name is considered to be impaired if the carrying value exceeds its estimated fair value. The Company uses the relief from royalty method to estimate the fair value. The fair value of the asset is the present value of the license fees avoided by owning the asset, or the royalty savings. During the fiscal years ended March 31, 2022, 2021, and 2020, the Company did not record any impairment of intangible assets.
Goodwill
The Company assesses goodwill for impairment on at least an annual basis on January 1 unless interim indicators of impairment exist. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. The Company operates as a single operating segment and as a single reporting unit for the purpose of evaluating goodwill. As of January 1, 2022, the Company performed its annual impairment test of goodwill by comparing the fair value of the Company (based on market capitalization) to the carrying value of the Company's net equity, and concluded that the fair value of the reporting unit was significantly greater than the carrying amount. During the fiscal years ended March 31, 2022, 2021, and 2020, the Company did not record any impairment of goodwill.
Long-Lived Assets
The Company reviews its long-lived assets, including property and equipment, amortizable intangible assets, and right-of-use (ROU) assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for any excess of the carrying amount over the fair value of the asset. During the fiscal years ended March 31, 2022, 2021, and 2020, the Company did not record any impairment charges.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Leases
At contract inception, the Company determines whether the contract is, or contains, a lease, which exists when the contract conveys the right to control the use of identified property or equipment for a period of time in exchange for consideration. Operating lease balances are included in operating lease right-of-use ("ROU") assets, operating lease liabilities, and operating lease liabilities, net of current portion in our consolidated balance sheet. Cash payments arising from operating leases are classified within operating activities in the consolidated statement of cash flows. As of March 31, 2022, the Company had no finance leases.
The Company's leases are generally for facilities and office space and the Company recognizes ROU assets and lease liabilities at the lease commencement date for those arrangements. The initial lease liability is equal to the present value of the future minimum lease payments over the lease term. The initial measurement of the ROU asset is equal to the initial lease liability plus any initial direct costs and prepaid lease payments, less any lease incentives. At the lease commencement date, the Company estimates its collateralized incremental borrowing rate based on publicly available yields adjusted for Company-specific considerations and the Company's varying lease terms in determining the present value of future payments. Certain of the Company’s leases contain options to renew or to terminate the lease which are included in the determination of the ROU assets and lease liabilities when it is reasonably certain that the Company will exercise the option. The Company's leases may also include variable lease payments, such as an escalation clause based on consumer price index rates, maintenance costs, and utilities. Variable lease payments that depend on an index or a rate are included in the determination of ROU assets and lease liabilities using the index or rate at the lease commencement date, whereas variable lease-related payments that do not depend on an index or rate are recorded as lease expense in the period incurred. ROU assets are evaluated for impairment in a manner consistent with the treatment of other long-lived assets.
As permitted under Topic 842, the Company elected not to recognize ROU assets and lease liabilities for leases with an initial term of 12 months or less; lease expense from these leases is recognized on a straight-line basis over the lease term. As further permitted under Topic 842, for all material classes of leased assets, the Company elected to not separate lease components from non-lease components, and instead account for both components as a single lease component. As of March 31, 2022, the Company did not have any lease agreements with residual value guarantees or material restrictions or covenants.
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

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Stock-Based Compensation
Stock-based compensation to employees is recognized in the consolidated statements of operations based on the grant date fair values with the expense for time vested awards recognized on an accelerated basis over the vesting period. The Company estimates forfeitures anticipated to occur during the vesting period for the purposes of recognizing costs associated with stock-based compensation. The expense for performance awards is estimated at each reporting date using management's expectation of the probable achievement of the specified performance criteria and is recognized straight line over the vesting period. The Company uses the Black-Scholes option-pricing model to determine the fair value of its option awards at the time of grant.
Defined Benefit Plan, Other Post-Retirement Benefits and Long-term Disability Plan
The Company recognizes the underfunded status of defined benefit plans and other post-retirement benefits on the consolidated balance sheets within other long-term liabilities. Gains and losses, and prior service costs and credits that have not yet been recognized through net periodic benefit cost are recognized in accumulated other comprehensive loss, net of tax effects, and will be amortized as a component of net periodic cost in future periods. The measurement date, the date at which the benefit obligations are measured, is the Company’s fiscal year-end.
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
Recently Adopted Accounting Standards
In November 2020, the SEC issued Release No. 33-10890, Amendments to Management's Discussion and Analysis,
Selected Financial Data, and Supplementary Financial Information, to simplify, modernize and enhance certain financial disclosure requirements in Regulation S-K. The Company updated its disclosures throughout this Annual Report on Form 10-K to comply with these amendments. The Company’s adoption only impacted the Company's disclosures and did not impact the consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends the accounting for acquired revenue contracts with customers in a business combination to address recognition of an acquired contract liability and payment terms, and their effect on subsequent revenue recognized by the acquirer. ASU 2021-08 is effective for annual periods beginning after December 15, 2022 on a prospective basis. Early adoption is permitted. The Company early adopted the requirements of ASU 2021-08 to apply the amendments prospectively to all business combinations that occurred on or after April 1, 2022.

Recent Accounting Pronouncements Not Yet Adopted
Other recent accounting pronouncements issued during fiscal 2022 and through the filing date are not expected to have a material impact on the Company's present or historical consolidated financial statements.

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

The table below presents the total revenue for each type of contract:

	Fiscal Year Ended March 31,
	2022		2021		2020
Cost-reimbursable	$4,514,262	54%	$4,419,533	56%	$4,211,592	57%
Time-and-materials	2,017,094	24%	1,962,999	25%	1,737,414	23%
Fixed-price	1,832,344	22%	1,476,406	19%	1,514,835	20%
Total Revenue	$8,363,700	100%	$7,858,938	100%	$7,463,841	100%

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

Revenue by Customer Type:

	Fiscal Year Ended March 31,
	2022		2021		2020
U.S. government(1):
Defense Clients	$3,955,473	47%	$3,920,503	49%	$3,596,081	47%
Intelligence Clients	1,573,037	19%	1,549,417	20%	1,580,925	22%
Civil Clients	2,618,914	31%	2,183,184	28%	2,020,320	27%
Total U.S. government	8,147,424	97%	7,653,104	97%	7,197,326	96%
Global Commercial Clients	216,276	3%	205,834	3%	266,515	4%
Total Revenue	$8,363,700	100%	$7,858,938	100%	$7,463,841	100%
(1) Certain contracts were reassigned between the various verticals of our U.S. government business shown in the table above to better align our operations to the customers we serve within each market. Prior year revenue by customer type has been recast to reflect the changes.

Revenue by Whether the Company Acts as a Prime Contractor or a Sub-Contractor:

	Fiscal Year Ended March 31,
	2022		2021		2020
Prime Contractor	$7,864,273	94%	$7,311,313	93%	$6,884,763	92%
Sub-contractor	499,427	6%	547,625	7%	579,078	8%
Total Revenue	$8,363,700	100%	$7,858,938	100%	$7,463,841	100%

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
As of March 31, 2022 and 2021, the Company had $7.4 billion and $6.7 billion of remaining performance obligations, respectively. We expect to recognize approximately 70% of the remaining performance obligations as of March 31, 2022 as revenue over the next 12 months, and approximately 85% over the next 24 months. The remainder is expected to be recognized thereafter.
Contract Balances
As discussed in Note 2, the Company's performance obligations are typically satisfied over time and revenue is generally recognized using a cost-based input method. Fixed-price contracts are typically billed to the customer using milestone or fixed monthly payments, while cost-reimbursable-plus-fee and time-and-materials contracts are typically billed to the customer at periodic intervals (e.g. monthly or weekly) as indicated by the terms of the contract. Disparities between the timing of revenue recognition and customer billings and cash collections result in net contract assets or liabilities being recognized at the end of each reporting period.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

Contract assets primarily consist of unbilled receivables typically resulting from revenue recognized exceeding the amount billed to the customer and right to payment is not just subject to the passage of time. Unbilled amounts represent revenues for which billings have not yet been presented to customers. These amounts are generally billed and collected within one year subject to various conditions including, without limitation, appropriated and available funding. Long-term unbilled receivables not anticipated to be billed and collected within one year, which are primarily related to retainage, holdbacks, and long-term rate settlements to be billed at contract closeout, are included in other long-term assets in the accompanying condensed consolidated balance sheets. Contract liabilities primarily consist of advance payments, billings in excess of costs incurred and deferred revenue. Contract assets and liabilities are reported on a net contract basis at the end of each reporting period. The Company maintains an allowance for credit losses to provide for an estimate of uncollectible receivables. Benefit for credit losses recognized were $(1.5) million, $(2.6) million, and $(6.4) million for fiscal 2022, 2021, and 2020, respectively.
The following table summarizes the contract assets and liabilities, and accounts receivable, net of allowance recognized on the Company’s condensed consolidated balance sheets:

	March 31,
	2022	2021
Current assets:
Accounts receivable–billed	$465,322	$375,383
Accounts receivable–unbilled (contract assets)	1,157,667	1,037,968
Allowance for credit losses	—	(1,457)
Accounts receivable, net	1,622,989	1,411,894
Other long-term assets:
Accounts receivable–unbilled (contract assets)	64,339	63,869
Total accounts receivable, net	$1,687,328	$1,475,763
Other current liabilities
Advance payments, billings in excess of costs incurred and deferred revenue (contract liabilities)	$26,747	$15,906

Changes in contract assets and contract liabilities are primarily due to the timing difference between the Company’s performance of services and payments from customers. For fiscal 2022, 2021 and 2020, we recognized revenue of $14.9 million, $24.5 million and $18.9 million, respectively, related to our contract liabilities on April 1, 2021, 2020 and 2019, respectively. To determine revenue recognized from contract liabilities during the reporting periods, the Company allocates revenue to individual contract liability balances and applies revenue recognized during the reporting periods first to the beginning balances of contract liabilities until the revenue exceeds the balances.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
4. EARNINGS PER SHARE
The Company computes basic and diluted earnings per share amounts based on net income for the periods presented. The Company uses the weighted average number of shares of common stock outstanding during the period to calculate basic earnings per share, or EPS. Diluted EPS adjusts the weighted average number of shares outstanding to include the dilutive effect of outstanding common stock options and other stock-based awards.
The Company currently has outstanding shares of Class A Common Stock. Holders of unvested Class A Restricted Common Stock are entitled to participate in non-forfeitable dividends or other distributions. These unvested restricted shares participated in the Company's dividends declared and paid in each quarter of fiscal 2022, 2021, and 2020. As such, EPS is calculated using the two-class method whereby earnings are reduced by distributed earnings as well as any available undistributed earnings allocable to holders of these unvested restricted shares. A reconciliation of the income used to compute basic and diluted EPS for the periods presented are as follows:

	Fiscal Year Ended March 31,
	2022	2021	2020
Earnings for basic computations (1)	$463,626	$605,437	$481,085
Weighted-average of common stock shares outstanding for basic computations	134,134,034	137,722,589	140,059,494
Earnings for diluted computations (1)	$463,635	$605,455	$481,092
Dilutive stock options and restricted stock	716,774	980,631	1,178,641
Weighted-average of common stock shares outstanding for diluted computations	134,850,808	138,703,220	141,238,135
Earnings per share of common stock
Basic	$3.46	$4.40	$3.43
Diluted	$3.44	$4.37	$3.41
(1) During fiscal 2022, 2021, and 2020 approximately 0.9 million, 0.8 million, and 0.4 million shares of participating securities were paid dividends totaling $1.4 million, $1.0 million, and $0.7 million, respectively. There were undistributed earnings of $1.7 million, $2.5 million, and $0.9 million allocated to the participating class of securities in both basic and diluted earnings per share of common stock for fiscal 2022, 2021, and 2020, respectively. The allocated undistributed earnings and the dividends paid comprise the difference between net income presented on the consolidated statements of operations and earnings for basic and diluted computations for fiscal 2022, 2021, and 2020. The impact of any anti-dilutive options included in the calculation of EPS was not material.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
5. ACQUISITIONS AND DIVESTITURES

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
Prior to the closing of the Tracepoint Transaction, the Company held a 40% interest in Tracepoint, which was accounted for as an equity method investment. The equity method investment associated with Tracepoint was remeasured at fair value on the closing date of the Tracepoint Transaction, resulting in a gain of $5.7 million. This gain is presented as a component of Other Income on the Consolidated Statement of Operations for fiscal 2022. The fair value of the previously held equity method investment was determined based upon valuations of the Tracepoint business and future business outlook using projected future cash flows.
As a result of the Tracepoint transaction, the Company recognized $90.5 million of intangible assets which primarily consists of channel relationships. Channel relationships were valued using the excess earnings method discounted cash flow approach, incorporating Level 3 inputs as described under the fair value hierarchy of ASC No. 820, Fair Value Measurement (Topic 820). These unobservable inputs reflect the Company's own judgment about which assumptions market participants would use in pricing an asset on a non-recurring basis. The intangible asset is expected to be amortized over the estimated useful life of 10 years. The goodwill of $94.3 million is largely attributable to Tracepoint's specialized workforce. During the fourth quarter of fiscal 2022, the Company finalized Tracepoint's post-closing working capital.
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

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

Purchase Price Allocation
The following table summarizes the cumulative consideration paid and the allocation of the purchase price paid for Tracepoint and Liberty:

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
The acquisitions of Liberty and Tracepoint were accounted for under the acquisition method of accounting, which requires the total acquisition consideration to be allocated to the assets acquired and liabilities assumed based on an estimate of the acquisition date fair value, with the difference reflected in goodwill. As of March 31, 2022, the Company had completed the determination of fair values of the acquired assets and liabilities assumed. Pro forma results of operations for these acquisitions in the aggregate are not presented because these acquisitions are not material to the Company's consolidated results of operations.
EverWatch
In the fourth quarter of fiscal 2022, the Company announced that it had entered into a definitive agreement to acquire EverWatch Corp. ("EverWatch"), a leading provider of advanced solutions to the defense and intelligence communities for approximately $440.0 million, subject to customary adjustments. The Company expects to fund the acquisition with cash on hand. The transaction is expected to close in fiscal 2023.
Divestitures
In April 2022, the Company entered into an agreement with Oliver Wyman, a global management consulting firm and a business of Marsh McLennan, to divest the Company's management consulting business serving the Middle East and North Africa (MENA) region, which is substantially comprised of the contracts associated with the MENA business and the team of management consultants that provide services under those contracts. The Company concluded that the assets and liabilities associated with the MENA business met the criteria to be reported as held for sale on the consolidated balance sheet as of March 31, 2022. As of March 31, 2022, $23.6 million of accounts receivable, $0.7 million of other assets, $1.7 million of deferred revenue, and $0.2 million of accounts payable were included in other current assets and other current liabilities on the consolidated balance sheet. The transaction is expected to close in fiscal 2023, subject to customary closing conditions, including regulatory approvals.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill was $2,021.9 million and $1,581.2 million as of March 31, 2022 and March 31, 2021, respectively. The increase in the carrying amount of goodwill was attributable to the Company's acquisitions of Liberty and Tracepoint, and the majority of goodwill is expected to be deductible for tax purposes. Approximately $10.0 million of goodwill was allocated to the assets held for sale related to the Company's divestiture of its MENA business noted above.The Company performed an annual impairment test of the goodwill as of January 1, 2022 and 2021, and did not identify any impairment.
Intangible Assets
Intangible assets consisted of the following:

	March 31, 2022			March 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Amortizable intangible assets:
Programs and contract assets, channel relationships, and other amortizable intangible assets (1)	$483,294	$101,584	$381,710	$82,400	$50,503	$31,897
Software	119,398	44,626	74,772	114,972	29,941	85,031
Total amortizable intangible assets	$602,692	$146,210	$456,482	$197,372	$80,444	$116,928
Unamortizable intangible assets:
Trade name	$190,200	$—	$190,200	$190,200	$—	$190,200
Total	$792,892	$146,210	$646,682	$387,572	$80,444	$307,128
(1)The increase in the carrying amount of programs and contracts, channel relationships, and other amortizable intangible assets was attributable to the Company's acquisitions of Liberty and Tracepoint.

Programs and contract assets, channel relationships, and other amortizable intangible assets are generally amortized on an accelerated basis over periods ranging from 2 years to 12 years, and those related to software are generally amortized on a straight line basis over periods ranging from 1 years to 5 years.
The Company performed an annual impairment test of the trade name as of January 1, 2022 and 2021, and did not identify any impairment.
Amortization expense for fiscal 2022, 2021, and 2020 was $76.2 million, $19.3 million, and $22.3 million, respectively.
The following table summarizes the estimated annual amortization expense for future periods, which does not reflect amortization expense for certain intangible assets that are not yet placed in service:

For the Fiscal Year Ended March 31,
2023	$85,776
2024	71,149
2025	60,811
2026	53,552
2027	43,585
Thereafter	141,609
Total estimated amortization expense	$456,482

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
7. PROPERTY AND EQUIPMENT, NET
The components of property and equipment, net were as follows:

	March 31,
	2022	2021
Furniture and equipment	$117,250	$117,430
Computer equipment	104,296	97,571
Leasehold improvements	235,342	225,132
Total	456,888	440,133
Less: Accumulated depreciation and amortization	(254,659)	(235,491)
Property and equipment, net	$202,229	$204,642

Depreciation and amortization expense relating to property and equipment for fiscal 2022, 2021, and 2020 was $69.5 million, $65.0 million, and $58.8 million, respectively. During fiscal 2022 and 2021, the Company reduced the gross cost and accumulated depreciation and amortization by $55.0 million and $100.3 million, respectively, for zero net book value assets deemed no longer in service.

8. ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES
Accounts payable and other accrued expenses consisted of the following:

	March 31,
	2022	2021
Vendor payables	$539,524	$371,744
Accrued expenses	363,092	295,227
Total accounts payable and other accrued expenses	$902,616	$666,971
Accrued expenses consisted primarily of the Company’s provision for claimed indirect costs, which was approximately $290.4 million and $263.2 million as of March 31, 2022 and 2021, respectively. Refer to Note 20 for further discussion of this provision.

9. ACCRUED COMPENSATION AND BENEFITS
Accrued compensation and benefits consisted of the following:

	March 31,
	2022	2021
Bonus	$96,040	$130,565
Retirement	48,169	44,474
Vacation	206,199	202,100
Other	88,226	48,476
Total accrued compensation and benefits	$438,634	$425,615

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
10. DEBT
Debt consisted of the following:

	March 31, 2022		March 31, 2021
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Term Loan A	1.71%	$1,241,398	1.61%	$1,289,764
Term Loan B	2.21%	380,321	1.86%	384,212
Revolver	—%	—	—%	—
Senior Notes due 2028	3.88%	700,000	3.88%	700,000
Senior Notes due 2029	4.00%	500,000	—%	—
Less: Unamortized debt issuance costs and discount on debt		(21,647)		(17,380)
Total		2,800,072		2,356,596
Less: Current portion of long-term debt		(68,379)		(77,865)
Long-term debt, net of current portion		$2,731,693		$2,278,731

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
As of March 31, 2022, the Credit Agreement provided Booz Allen Hamilton with a $1,241.4 million Term Loan A, a $380.3 million Term Loan B and a $1,000 million revolving credit facility (the “Revolving Credit Facility”) with a sub-limit for letters of credit of $200.0 million (collectively, the "Secured Credit Facility"). As of March 31, 2022, the maturity date of Term Loan B was November 26, 2026. Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement (the "Guarantee") are secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor, and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement and related documentation. Subject to specified conditions, without the consent of the then-existing lenders (but subject to the receipt of commitments), the Term Loans or the Revolving Credit Facility may be expanded (or a new term loan facility or revolving credit facility added to the existing facilities) by up to (i) the greater of (x) $909 million and (y) 100%

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
of consolidated EBITDA of Booz Allen Hamilton, as of the end of the most recently ended four quarter period for which financial statements have been delivered pursuant to the Credit Agreement plus (ii) the aggregate principal amount under which pro forma consolidated net senior secured leverage remains less than or equal to 3.50:1.00.
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
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants include limitations on the following, in each case subject to certain exceptions: (i) indebtedness and liens; (ii) mergers, consolidations or amalgamations, liquidations, wind-ups or dissolutions, and disposition of all or substantially all assets; (iii) dispositions of property; (iv) restricted payments; (v) investments; (vi) transactions with affiliates; (vii) change in fiscal periods; (viii) negative pledges; (ix) restrictive agreements; (x) line of business; and (xi) speculative hedging. The events of default include the following, in each case subject to certain exceptions: (a) failure to make required payments under the Secured Credit Facility; (b) material breaches of representations or warranties under the Secured Credit Facility; (c) failure to observe covenants or agreements under the Secured Credit Facility; (d) failure to pay or default under certain other material indebtedness; (e) bankruptcy or insolvency; (f) certain Employee Retirement Income Security Act, or ERISA events; (g) certain material judgments; (h) actual or asserted invalidity of the Guarantee and collateral agreements or the other security documents or failure of the guarantees or perfected liens thereunder; and (i) a change of control. In addition, Booz Allen Hamilton is required to meet certain financial covenants at each quarter end, namely Consolidated Net Total Leverage and Consolidated Net Interest Coverage Ratios. As of March 31, 2022 and 2021, Booz Allen Hamilton was in compliance with all financial covenants associated with its debt and debt-like instruments.
During fiscal 2022, interest payments of $19.6 million and $7.2 million were made for Term Loan A and Term Loan B, respectively. During fiscal 2021, interest payments of $23.6 million and $7.8 million were made for Term Loan A and Term Loan B, respectively.
Borrowings under the Term Loans, and if used, the Revolving Credit Facility, incur interest at a variable rate. In accordance with Booz Allen Hamilton's risk management strategy, between April 6, 2017 and April 4, 2019, Booz Allen Hamilton executed a series of interest rate swaps. As of March 31, 2022, Booz Allen Hamilton had interest rate swaps with an aggregate notional amount of $700 million. These instruments hedge the variability of cash outflows for interest payments on the Term Loans and the Revolving Credit Facility. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense (see Note 11 in our consolidated financial statements).
Senior Notes
On June 17, 2021, Booz Allen Hamilton issued $500.0 million aggregate principal amount of its 4.000% Senior Notes due July 1, 2029 (the “Senior Notes due 2029”) under an Indenture, dated as of June 17, 2021, among Booz Allen Hamilton, certain subsidiaries of Booz Allen Hamilton, as guarantors (the “2029 Subsidiary Guarantors”), and Wilmington Trust, National Association (in such capacity, the “2029 Trustee”), as supplemented by the First Supplemental Indenture, dated as of June 17, 2021, among Booz Allen Hamilton, the 2029 Subsidiary Guarantors and the 2029 Trustee. The Senior Notes due 2029 and the related guarantees are Booz Allen Hamilton’s and each 2029 Subsidiary Guarantors’ senior unsecured obligations and rank equally in right of payment with all of Booz Allen Hamilton’s and the 2029 Subsidiary Guarantors’ existing and future senior indebtedness and rank senior in right of payment to any of Booz Allen Hamilton’s and the 2029 Subsidiary Guarantors’ future subordinated indebtedness. The net proceeds from the sale of the Senior Notes due 2029 were used to fund the acquisition of Liberty and to pay related fees and expenses.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Booz Allen Hamilton may redeem some or all of the Senior Notes due 2029 at any time prior to July 1, 2024, at a price equal to 100.00% of the principal amount of the Senior Notes due 2029 redeemed, plus accrued and unpaid interest, if any, to (but not including) the redemption date, plus an applicable “make-whole premium.” Booz Allen Hamilton may redeem the Senior Notes due 2029 at its option, in whole at any time or in part from time to time, upon certain required notice, at any time (i) on and after July 1, 2024, at a price equal to 102.00% of the principal amount of the Senior Notes due 2029 redeemed, (ii) on or after July 1, 2025, at a price equal to 101.00% of the principal amount of the Senior Notes due 2029 redeemed, and (iii) on July 1, 2026 and thereafter, at a price equal to 100.00% of the principal amount of the Senior Notes due 2029 redeemed, in each case, plus accrued and unpaid interest, if any, to (but not including) the applicable redemption date. In addition, at any time on or prior to July 1, 2024, Booz Allen Hamilton may redeem up to 40.00% of the Senior Notes due 2029 with an amount equal to the net cash proceeds of certain equity offerings at a redemption price equal to 104.00%, plus accrued and unpaid interest, if any, to (but not including) the redemption date, provided, however, that at least 50.00% of the original aggregate principal amount of the Senior Notes due 2029 must remain outstanding after each such redemption; and provided, further, that such redemption shall occur within 180 days after the date on which any such equity offering is consummated.
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
On August 24, 2020, Booz Allen Hamilton issued $700.0 million aggregate principal amount of its 3.875% Senior Notes due 2028 (the “Senior Notes due 2028”, and, together with the Senior Notes due 2029, the "Senior Notes") under an Indenture, dated as of August 24, 2020, among Booz Allen Hamilton, certain subsidiaries of Booz Allen Hamilton, as guarantors (the “2028 Subsidiary Guarantors”), and Wilmington Trust, National Association as trustee (in such capacity, the “2028 Trustee”), as supplemented by the First Supplemental Indenture, dated as of August 24, 2020, among Booz Allen Hamilton, the 2028 Subsidiary Guarantors and the 2028 Trustee. Each of Booz Allen Hamilton's existing and future restricted subsidiaries that guarantee its obligations under the Secured Credit Facility or certain other indebtedness guarantee the Senior Notes due 2028 on a senior unsecured basis. The Senior Notes due 2028 and the guarantees are Booz Allen Hamilton’s and each 2028 Subsidiary Guarantors’ senior unsecured obligations and rank equally in right of payment with all of Booz Allen Hamilton’s and the 2028 Subsidiary Guarantors’ existing and future senior indebtedness and rank senior in right of payment to any of Booz Allen Hamilton’s and the Subsidiary Guarantors’ future subordinated indebtedness.
Booz Allen Hamilton may redeem some or all of the Senior Notes due 2028 at any time prior to September 1, 2023, at a price equal to 100.00% of the principal amount of the Senior Notes due 2028 redeemed, plus accrued and unpaid interest, if any, to (but not including) the redemption date, plus an applicable “make-whole premium.” Booz Allen Hamilton may redeem the Senior Notes due 2028 at its option, in whole at any time or in part from time to time, upon certain required notice, at any time (i) on and after September 1, 2023, at a price equal to 101.94% of the principal amount of the Senior Notes due 2028, (ii) on or after September 1, 2024, at a price equal to 100.97% of the principal amount of the Senior Notes due 2028, and (iii) on September 1, 2025 and thereafter, at a price equal to 100.00% of the principal amount of the Senior Notes due 2028, in each case, plus accrued and unpaid interest, if any, to (but not including) the applicable redemption date. In addition, at any time on or prior to September 1, 2023, Booz Allen Hamilton may redeem up to 40.00% of the original aggregate principal amount of the Senior Notes due 2028 with the net cash proceeds of certain equity offerings at a redemption price equal to 103.88% of the principal amount of the Senior Notes due 2028, plus accrued and unpaid interest, if any, to (but not including) the redemption date, provided that at least 50.00% of the original aggregate principal amount of the Senior Notes due 2028 remains outstanding after each such redemption; and the redemption occurs within 180 days of the closing date of such equity offering.
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

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
The following table summarizes required future debt principal repayments:

	Payments Due By March 31,
	Total	2023	2024	2025	2026	2027	Thereafter
Term Loan A	$1,241,398	$64,488	$64,488	$64,488	$64,488	$983,446	—
Term Loan B	380,321	3,891	3,891	3,891	3,891	364,757	—
Senior Notes 2028	700,000	—	—	—	—	—	700,000
Senior Notes 2029	500,000	—	—	—	—	—	500,000
Interest on indebtedness	446,697	76,677	75,550	74,270	73,067	56,445	90,688
Total	$3,268,416	$145,056	$143,929	$142,649	$141,446	$1,404,648	$1,290,688

Interest on debt and debt-like instruments consisted of the following:

	Fiscal Year Ended March 31,
	2022	2021	2020
Term Loan A Interest Expense	$19,570	$23,541	$50,080
Term Loan B Interest Expense	7,207	7,787	15,739
Interest on Revolving Credit Facility	25	799	92
Senior Notes Interest Expense	42,902	23,476	17,938
Deferred Payment Obligation Interest (1)	—	—	5,740
Amortization of Debt Issuance Costs (DIC) and Original Issue Discount (OID) (2)	4,619	4,396	4,688
Interest Swap Expense	17,535	20,558	2,094
Other	494	713	589
Total Interest Expense	$92,352	$81,270	$96,960
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

11. DERIVATIVES
The Company utilizes derivative financial instruments to manage interest rate risk related to its variable rate debt. The Company’s objectives in using these interest rate derivatives, which were designated as cash flow hedges, are to manage its exposure to interest rate movements and reduce volatility of interest expense. The aggregate notional amount of all interest rate swap agreements was $700.0 million as of March 31, 2022. The swaps have staggered maturities, ranging from June 30, 2022 to June 30, 2025. These swaps mature within the last tranche of the Company's floating rate debt (November 26, 2026).
The floating-to-fixed interest rate swaps involve the exchange of variable interest amounts from a counterparty for the Company making fixed-rate interest payments over the life of the agreements without exchange of the underlying notional amount and effectively converting a portion of the variable rate debt into fixed interest rate debt.
Derivative instruments are recorded in the consolidated balance sheet on a gross basis at estimated fair value. As of March 31, 2022, $4.1 million, $4.3 million and $39 thousand were classified as other long term assets, other current liabilities and other long-term liabilities, respectively, on the consolidated balance sheet. As of March 31, 2021, $17.2 million and $21.0

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
million were classified as other current liabilities, and other long-term liabilities, respectively, on the consolidated balance sheet.
For interest rate swaps designated as cash flow hedges, the changes in the fair value of derivatives is recorded in Accumulated Other Comprehensive Income (Loss), net of taxes, and is subsequently reclassified into interest expense in the period that the hedged forecasted interest payments are made on the Company's variable-rate debt. Over the next 12 months, the Company estimates that $4.4 million will be reclassified as an increase to interest expense. Cash flows associated with periodic settlements of interest rate swaps will be classified as operating activities in the consolidated statement of cash flows. The effect of derivative instruments on the accompanying consolidated financial statements is as follows:

		Fiscal year ended March 31,
Derivatives in Cash Flow Hedging Relationships	Location of Gain or Loss Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivatives			Amount of Loss Reclassified from AOCI into Income (1)
		2022	2021	2020	2022	2021	2020
Interest rate swaps	Interest expense	$20,352	$(2,071)	$(55,871)	$(17,535)	$(20,558)	$(2,094)
(1) The reclassifications from accumulated other comprehensive gain (loss) to net income was reduced by taxes of $4.6 million, $5.4 million and $0.5 million for fiscal 2022, 2021 and 2020.

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
The Company’s total lease cost is recorded primarily within general and administrative expenses on the consolidated statement of operations and consisted of the following:

	Fiscal Year Ended March 31,
	2022	2021	2020
Operating lease cost	$69,831	$68,702	$71,067
Short-term lease cost	585	3,780	9,657
Variable lease cost	11,641	12,843	11,657
Total operating lease costs	$82,057	$85,325	$92,381

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Future minimum operating lease payments for noncancelable operating leases as of March 31, 2022 are as follows:

For the Fiscal Year Ending March 31,	Operating Lease Payments
2023	$64,528
2024	74,462
2025	70,907
2026	52,065
2027	30,400
Thereafter	45,537
Total future lease payments	337,899
Less: imputed interest	(38,495)
Total lease liabilities	$299,404

Supplemental cash flow information related to leases was as follows:

	Fiscal Year Ended March 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$76,100	$69,320	$53,741
Operating lease liabilities arising from obtaining ROU assets (1)	41,206	52,454	26,378

(1) Includes all noncash increases and decreases arising from new or remeasured operating lease arrangements

Other information related to leases was as follows:

	March 31,
	2022	2021
Weighted average remaining lease term (in years)	5.0	5.5
Weighted average discount rate	4.5%	4.6%

13. INCOME TAXES
The components of income tax expense were as follows:

	Fiscal Year Ended March 31,
	2022	2021	2020
Current
U.S. Federal	$232,844	$(227,309)	$(2,638)
State and local	26,333	39,542	18,410
Foreign	8,486	9,250	15,625
Total current	267,663	(178,517)	31,397
Deferred
U.S. Federal	(146,581)	245,624	59,856
State and local	11,781	(13,626)	5,578
Foreign	4,603	—	—
Total deferred	(130,197)	231,998	65,434
Total	$137,466	$53,481	$96,831

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
A reconciliation of the provision for income tax to the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes for each of the three years ended March 31 is as follows:

	Fiscal Year Ended March 31,
	2022	2021	2020
Income tax expense computed at U.S. federal statutory rate	$126,981	$139,112	$121,681

Increases (reductions) resulting from:
State and local income taxes, net of federal tax	28,762	17,586	20,031
Foreign income taxes, net of federal tax	9,243	6,679	12,344
Meals and entertainment	343	653	1,761
Re-measurement of current year losses under CARES Act	—	(76,767)	—
Excess tax benefits from stock-based compensation	(4,227)	(8,556)	(10,265)
Research and development and other federal credits	(34,080)	(30,313)	(90,898)
Executive compensation -162(m)	3,614	3,813	2,346
Foreign-Derived Intangible Income (FDII)	(9,115)	(4,536)	(4,915)
Changes in uncertain tax positions	16,938	6,793	44,621
Other	(993)	(983)	125
Income tax expense from operations	$137,466	$53,481	$96,831

For the fiscal 2021 tax year, the Company generated a tax loss for U.S. Federal and state tax purposes resulting from the treatment of costs associated with property, plant, and equipment. As a result of a provision in the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), taxpayers are allowed to carry net operating losses generated in fiscal 2019, 2020 and 2021 back to the five prior tax years (fiscal years 2016 - 2020). Accordingly, the Company recorded a long-term income tax receivable in fiscal 2021 which was largely offset by a corresponding deferred tax liability reflected within the property and equipment deferred tax liability in the Company's significant components of deferred income tax assets and liabilities. The corporate tax rate for the Company was 35% during fiscal 2016 and 2017, 31.5% during fiscal 2018, and 21% since fiscal 2019. Carrying the loss back to these years with higher tax rates resulted in an income tax benefit in fiscal 2021 of $76.8 million related to the re-measurement of the loss for the applicable carryback fiscal years. The receivable remained outstanding at the end of fiscal 2022. For state tax purposes, an incremental net operating loss carryforward of $89.6 million that was generated was used in fiscal 2022 and will continue to be utilized in fiscal 2023 to offset state taxes. Including the impact of these state carryforwards, this transaction resulted in an incremental state deferred tax asset of $11.8 million.
The Company has both income tax receivables and income tax payable on its consolidated balance sheet as follows:

	March 31,
	2022	2021
Current income tax receivable	$47,142	$175,541
Long term income tax receivable	$341,738	$333,188
Current income tax payable	$34,324	$30,694

The current income tax receivable as of March 31, 2022 represents estimated payments made in fiscal 2022 and prior periods that will be applied to the Company’s future U.S. federal and state tax returns. This amount is classified as prepaid expenses and other current assets on the consolidated balance sheet. The current income tax payable as of March 31, 2022 represents current liabilities associated with the Company’s amended fiscal 2020 U.S. state returns that the Company intends to file in fiscal 2023. This amount is classified as other current liabilities on the consolidated balance sheet. The long-term income tax receivable as of March 31, 2022 represents the carryback claim for the fiscal 2021 net operating loss and the amended U.S. federal return refund claims for research and development tax credits. This amount is classified as other long-term assets on the consolidated balance sheet.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

The significant components of the Company’s deferred income tax assets and liabilities were as follows:

	March 31,
	2022	2021
Deferred income tax assets:
Accrued expenses	$80,344	$78,005
Deferred compensation	56,361	52,191
Stock-based compensation	9,783	5,724
Pension and postretirement benefits	30,797	32,881
Net operating loss carryforwards	44,118	98,471
Extended disability benefits	2,426	2,838
Interest rate swaps	75	9,955
Federal tax credits	—	12,582
State tax credits	24,268	27,243
Operating lease liabilities	82,799	86,046
Other	—	3,378
Total gross deferred income tax assets	330,971	409,314
Less: Valuation allowance	(8,715)	(6,165)
Total net deferred income tax assets	322,256	403,149
Deferred income tax liabilities:
Unbilled receivables	(209,753)	(245,809)
Intangible assets	(56,657)	(69,519)
Debt issuance costs	(1,435)	(1,488)
Property and equipment	(198,940)	(336,321)
Operating lease right-of-use assets	(59,401)	(62,442)
Internally developed software	—	(20,309)
Other	(3,345)	—
Total deferred income tax liabilities	(529,531)	(735,888)
Net deferred income tax liability	$(207,275)	$(332,739)

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
As of March 31, 2022 and 2021, the Company had available federal, state, and foreign net operating loss ("NOL carryforwards") of $44.1 million and $98.5 million, respectively, that may be applied against future taxable income. The federal net operating loss of $1.4 million is primarily attributable to an acquisition and will begin to expire in fiscal 2037. The state net operating loss of $36.6 million is primarily attributable to the fiscal 2021 loss. The foreign net operating loss is primarily attributable to operations in jurisdictions where the Company is expanding its business. The Company recorded a partial valuation allowance against those federal, state and foreign net operating losses it believes will expire prior to utilization.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Uncertain Tax Positions
The Company maintains reserves for uncertain tax positions related to unrecognized income tax benefits. These reserves involve considerable judgment and estimation and are evaluated by management based on the best information available including changes in tax laws and other information. As of March 31, 2022, 2021, and 2020, the Company has recorded $79.9 million, $62.9 million, and $56.1 million, respectively, of reserves for uncertain tax positions which includes potential tax benefits of $78.5 million, $62.7 million, and $55.2 million, respectively, that, when recognized, impact the effective tax rate. As of March 31, 2022 and 2021, $3.1 million and $11.1 million, respectively, of the reserve is reflected as a reduction to deferred taxes and the remaining balance is recorded as a component of other long-term liabilities in the consolidated balance sheet.
A reconciliation of the beginning and ending amount of potential tax benefits for the periods presented is as follows:

	March 31,
	2022	2021	2020
Beginning of year	$62,742	$55,221	$11,083
Increases in prior year position	2,620	5,018	34,001
Increases in current year position	13,530	12,753	10,970
Decreases in prior year position	(373)	—	(765)
Settlements with taxing authorities	—	—	—
Lapse of statute of limitations	—	(10,250)	(68)
End of year	$78,519	$62,742	$55,221

During fiscal 2022, the Company recognized an increase in reserves for uncertain tax positions of approximately $13.5 million related to an increase in research and development tax credits available for fiscal years 2022 and prior years. The Company recognized accrued interest and penalties of $1.7 million, $0.3 million and $0.5 million for fiscal 2022, 2021, and 2020, respectively, related to the reserves for uncertain tax positions in the income tax provision. Included in the total reserve for uncertain tax positions are accrued penalties and interest of approximately $2.9 million, $1.2 million and $0.9 million at March 31, 2022, 2021, and 2020, respectively.
The Company is subject to taxation in the United States and various state and foreign jurisdictions. As of March 31, 2022, the Company's tax years ended March 31, 2016 and forward are open and subject to examination by the federal tax authorities. The other jurisdictions' currently open or under examination are not considered to be material.
The Company is currently contesting tax assessments from the District of Columbia Office of Tax and Revenue ("DC OTR") for fiscal years 2013 through 2015. The assessment relates to $11.7 million of taxes, net of federal tax benefits, as of March 31, 2022. During fiscal 2022, the Company received notification that the District of Columbia Office of Administrative Hearings ruled in favor of the DC OTR. The Company is currently appealing the decision with the District of Columbia Court of Appeals ("DC COA"). In the fourth quarter of fiscal year 2022, the DC COA filed the briefing order, indicating that the Company's brief is due May 9, 2022 and, absent the DC OTR requesting an extension, DC OTR's response brief is due June 8, 2022. The Company filed its brief on May 9, 2022.
As a result of the ruling in favor of the DC OTR, the Company made an $8.6 million payment during the second quarter of fiscal 2022 related to these assessments, consisting of $3.7 million of tax related to fiscal 2014 and 2015, as well as $4.9 million of penalties and interest. This payment was made under protest and, given the Company's belief that it will be recovered, the payment has been recorded as a long term income tax-receivable (a component of other long-term assets) on its consolidated balance sheet. There has been no impact to income tax expense during fiscal 2022 related to this payment.
The Company has taken similar tax positions with respect to subsequent fiscal years. As of March 31, 2022, the Company does not maintain reserves for any uncertain tax positions related to the contested tax benefits related to 2013 through 2015, nor does it maintain reserves for the similar tax positions taken in the subsequent fiscal years. Management continues to evaluate this position quarterly to determine if a change in estimate is needed. If an adverse final resolution were to occur with respect to uncertain tax positions related to the contested tax benefits or the similar tax positions taken for fiscal years 2013 through 2020, the total potential future tax expense that would arise would be approximately $40.2 million to $55.8 million, net of federal benefit.

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
The Company has a significant long-term income tax receivable as of March 31, 2022, which primarily represents the amended U.S. federal return refund claims for research and development tax credits and the carryback claim for the fiscal 2021 net operating loss. The Company is currently under federal audit by the Internal Revenue Service (“IRS”) for fiscal years 2016, 2017 and 2019 and the receipt of our U.S federal return refund claims is contingent upon the completion of the ongoing IRS audits.

14. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company sponsors the Employees’ Capital Accumulation Plan, or ECAP, which is a qualified defined contribution plan that covers eligible U.S. and certain international employees. ECAP provides for distributions to participants by reason of retirement, death, disability, or termination of employment. The Company provides an annual matching contribution of up to 6% of eligible annual compensation. Total expense recognized under ECAP for fiscal 2022, 2021, and 2020 was $176.8 million, $166.3 million, and $151.0 million, respectively and the Company-paid contributions were $171.6 million, $163.0 million, and $146.5 million, respectively.
Post Retirement Benefit Plans
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
The components of net postretirement medical expense for the Officer Medical Plan were as follows:

	Fiscal Year Ended March 31,
	2022	2021	2020
Service cost	$6,505	$5,657	$4,955
Interest cost	4,063	4,237	4,859
Total postretirement medical expense	$10,568	$9,894	$9,814
The service cost component of net periodic benefit cost is included in cost of revenue and general and administrative expenses, and the non-service cost components of net periodic benefit cost (interest cost and net actuarial loss) are included as part of other income (expense), net in the accompanying consolidated statements of operations.
The weighted-average discount rate used to determine the year-end benefit obligation for the Officer Medical Plan were 3.75%, 3.40% and 3.60% for fiscal 2022, 2021, and 2020, respectively.
Assumed healthcare cost trend rates for the Officer Medical Plan at March 31, 2022 and 2021 were as follows:

Pre-65 initial rate	2022	2021
Healthcare cost trend rate assumed for next year	6.30%	6.55%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2031	2029

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

Post-65 initial rate	2022	2021
Healthcare cost trend rate assumed for next year	6.45%	6.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2031	2029
The changes in the benefit obligation, plan assets, and funded status of the Officer Medical Plan were as follows:

	Fiscal Year Ended March 31,
	2022	2021	2020
Benefit obligation, beginning of the year	$121,518	$119,609	$120,341
Service cost	6,505	5,657	4,955
Interest cost	4,063	4,237	4,859
Net actuarial gain	(13,563)	(3,466)	(6,761)
Benefits paid	(5,018)	(4,519)	(3,785)
Benefit obligation, end of the year	$113,505	$121,518	$119,609
The net actuarial gain related to the benefit obligation in fiscal 2022 was primarily due to favorable changes in estimated medical costs and increases in discount rates, partially offset by updates to demographic assumptions and outlook of higher future medical inflation. The net actuarial gain related to the benefit obligation in fiscal 2021 was primarily due to a favorable medical cost experience, partially offset by the unfavorable impact from declines in discount rates as of March 31, 2021. The net actuarial gain related to the benefit obligation in fiscal 2020 was due mainly to the repeal of excise tax on high cost health plans in December 2019, partially offset by the unfavorable impact from declines in discount rates and changes in estimated medical costs as of March 31, 2020.

	Fiscal Year Ended March 31,
Changes in plan assets	2022	2021	2020
Fair value of plan assets, beginning of the year	$—	$—	$—
Employer contributions	5,018	4,519	3,785
Benefits paid	(5,018)	(4,519)	(3,785)
Fair value of plan assets, end of the year	$—	$—	$—
As of March 31, 2022 and 2021, the unfunded status of the Officer Medical Plan was $113.5 million and $121.5 million, respectively, which is included in other long-term liabilities in the accompanying consolidated balance sheets.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
The expected future medical benefit payments and related contributions are as follows:

For the Fiscal Year Ending March 31,
2023	$4,001
2024	$4,304
2025	$4,546
2026	$4,931
2027	$5,239
2028 - 2032	$31,203
Long-term Disability Benefits
The Company offers medical and dental benefits to inactive employees (and their eligible dependents) on long-term disability. These benefits do not vary with an employee's years of service; therefore, the Company is required to accrue the costs of the benefits at the date the inactive employee becomes disability eligible and elects to participate in the benefit. The accrued cost for such benefits is calculated using an actuarial estimate. The accrued cost for these benefits was $9.3 million and $10.9 million at March 31, 2022 and 2021, respectively, and are presented in other long-term liabilities in the accompanying consolidated balance sheets.

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
All amounts recorded in other comprehensive loss are related to the Company's post-retirement plans and interest rate swaps designated as cash flow hedges. The following table shows the changes in accumulated other comprehensive loss, net of tax:

	Fiscal Year Ended March 31, 2022
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of year	$(1,562)	$(28,209)	$(29,771)
Other comprehensive income before reclassifications (1)	10,294	15,032	25,326
Amounts reclassified from accumulated other comprehensive loss	79	12,951	13,030
Net current-period other comprehensive income	10,373	27,983	38,356
End of year	8,811	(226)	8,585
(1) Changes in other comprehensive income (loss) before reclassification for derivatives designated as cash flow hedges are recorded net of tax benefits of $5.3 million for the fiscal year ended March 31, 2022.

	Fiscal Year Ended March 31, 2021
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of year	$(4,127)	$(41,874)	$(46,001)
Other comprehensive income (loss) before reclassifications (2)	2,481	(1,529)	952
Amounts reclassified from accumulated other comprehensive loss	84	15,194	15,278
Net current-period other comprehensive income	2,565	13,665	16,230
End of year	$(1,562)	$(28,209)	$(29,771)
(2) Changes in other comprehensive income (loss) before reclassification for derivatives designated as cash flow hedges are recorded net of tax benefits of $0.5 million for the fiscal year ended March 31, 2021.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

	Fiscal Year Ended March 31, 2020
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of year	$(9,068)	$(2,122)	$(11,190)
Other comprehensive income (loss) before reclassifications (3)	4,860	(41,300)	(36,440)
Amounts reclassified from accumulated other comprehensive loss	81	1,548	1,629
Net current-period other comprehensive income (loss)	4,941	(39,752)	(34,811)
End of year	$(4,127)	$(41,874)	$(46,001)
(3) Changes in other comprehensive income (loss) before reclassification for derivatives designated as cash flow hedges are recorded net of tax expenses of $14.6 million for the fiscal year ended March 31, 2020.

16. STOCKHOLDERS’ EQUITY
Common Stock
Holders of Class A Common Stock are entitled to one vote for each share. Each share of Class A Common is entitled to participate equally in all dividends and other distributions declared on and payable with respect to the Class A Common Stock, subject to the preferences and rights of any preferred stock and the General Corporation Law of the State of Delaware. The Company’s ability to pay dividends to stockholders is limited as a practical matter by restrictions in the agreements governing the Company's indebtedness.
The authorized and unissued shares of Class A Common Stock are available for future issuance upon stock option exercises and vesting of restricted stock units without additional stockholder approval.
Share Repurchase Program
On December 21, 2011, the Board of Directors adopted a share repurchase program, which was most recently increased on January 26, 2022 to authorize the repurchase of up to $2,160.0 million in shares of Class A Common Stock. A special committee of the Board of Directors evaluates market conditions and other relevant factors and initiates repurchases under the program from time to time. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. During fiscal 2022, the Company purchased 4.7 million shares of Class A Common Stock in a series of open market transactions for $389.9 million. During fiscal 2021, the Company purchased 3.8 million shares of Class A Common Stock in a series of open market transactions for $293.4 million. As of March 31, 2022, the Company had $651.6 million remaining under the share repurchase program.
Dividends
The following table summarizes the cash distributions recognized in the consolidated statement of cash flows:

	Fiscal Year Ended March 31,
	2022	2021	2020
Recurring dividends (1)	$209,057	$181,066	$146,602
(1) Amounts represent recurring quarterly dividends that were declared and paid for during each quarter of fiscal 2022, 2021, and 2020.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
17. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense recognized in the consolidated statements of operations:

	Fiscal Year Ended March 31,
	2022	2021	2020
Cost of revenue	$36,836	$27,682	$16,272
General and administrative expenses	32,948	32,162	27,018
Total	$69,784	$59,844	$43,290
The following table summarizes the total stock-based compensation expense recognized in the consolidated statements of operations by the following types of equity awards:

	Fiscal Year Ended March 31,
	2022	2021	2020
Equity Incentive Plan Options	$1,793	$2,625	$2,741
Restricted Stock and Other Awards	67,991	57,219	40,549
Total	$69,784	$59,844	$43,290

As of March 31, 2022 and 2021, there was $48.9 million and $43.3 million, respectively, of total unrecognized compensation cost related to unvested stock-based compensation agreements. The unrecognized compensation cost as of March 31, 2022 is expected to be fully amortized over the next 4.7 years. Absent the effect of forfeiture or acceleration of stock compensation cost for any departures of employees, the following tables summarize the unrecognized compensation cost, the weighted average period the cost is expected to be amortized, and the estimated annual compensation cost for the future periods indicated below (excludes any future award):

	Unrecognized Compensation Cost		Weighted Average Remaining Period to be Recognized
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Equity Incentive Plan Options	$2,359	$3,426	3.2	3.5
Restricted Stock and Other Awards	46,528	39,881	1.7	1.9
Total	$48,887	$43,307

	Total Unrecognized Compensation Cost
	Total	2023	2024	2025	2026	2027
Equity Incentive Plan Options	$2,359	$1,274	$681	$312	$88	$4
Restricted Stock and Other Awards	46,528	30,448	12,455	3,238	387	—
Total	$48,887	$31,722	$13,136	$3,550	$475	$4

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Equity Incentive Plan
Awards under the Company's Equity Incentive Plan, or EIP, may be made in the form of stock options; stock purchase rights; restricted stock; restricted stock units; performance shares; performance units; stock appreciation rights; deferred share units; dividend equivalents; and other stock-based awards. As of March 31, 2022 and 2021, there were 8.6 million and 9.3 million shares, respectively, available for future grant under the EIP.
Stock Options
Stock options under the EIP are granted at the discretion of the Board of Directors or its Compensation, Culture and People Committee and expire ten years from the grant date. Stock options generally vest in equal installments over a five-year period subject to the grantee’s continued service on each applicable vesting. All options under the EIP are exercisable, upon vesting, for shares of Class A Common Stock of Holding.
During fiscal 2022 and 2021, the Company granted 0.1 million and 0.3 million options under the EIP, with an aggregate grant date fair value of $1.6 million and $3.6 million, respectively.The total fair value of EIP options vested during both fiscal 2022 and 2021 were $2.4 million. The total intrinsic value of EIP options exercised during fiscal 2022 and 2021 was $11.4 million and $28.9 million, respectively.
As of March 31, 2022 and 2021, 0.3 million and 0.5 million options were unvested under the EIP, with a weighted average grant date fair value of $12.73 and $11.64, respectively. There were 1.3 million and 1.4 million EIP options outstanding as of March 31, 2022 and 2021, with a weighted average exercise price of $49.34 and $44.86, respectively.
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
Grants of Class A Restricted Common Stock and Restricted Stock Units
During fiscal 2022, the Board of Directors granted an aggregate of 1.1 million Restricted Stock Units with service-based and performance-based vesting conditions to existing officers, vice presidents, and other employees and non-employees of the Company, as well as to newly promoted and hired partners and vice presidents. The awards will vest based on the applicable vesting period for the specific award subject to the employees' continued employment with the Company. The Board of Directors also granted Class A Restricted Common Stock to members of the Board of Directors during fiscal 2022. These awards generally vest over one year.
The aggregate fair value of all awards issued during fiscal 2022 was $89.9 million and was based on the grant date stock price, which ranged from $41.65 to $89.78. This amount will be recognized in the accompanying consolidated statements of

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
operations over the applicable vesting period of the awards. The total fair value of restricted stock shares vested during fiscal 2022 and 2021 was $59.6 million and $49.8 million, respectively.
As permitted under the terms of the EIP, the Compensation, Culture and People Committee, as Administrator of the Plan, authorized the withholding of taxes not to exceed the minimum statutory withholding amount, through the surrender of shares of Class A Common Stock issuable upon the vesting or accelerated vesting of Restricted Stock. As a result of these transactions, the Company repurchased 0.3 million shares and recorded them as treasury shares at a total cost of $29.3 million in fiscal 2022.

The following table summarizes unvested restricted stock activity for the periods presented:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested Restricted Stock Awards
Unvested at March 31, 2021	920,500	$65.37
Granted	1,154,622	77.85
Vested	935,485	63.72
Forfeited	75,377	80.33
Unvested at March 31, 2022	1,064,260	$79.29

Employee Stock Purchase Plan
The Company offers a tax qualified Employee Stock Purchase Plan, or ESPP, which is designed to enable eligible employees to periodically purchase shares of the Class A Common Stock at a five percent discount from the fair market value of the Class A Common Stock. The ESPP provides for quarterly offering periods. For the year ended March 31, 2022, 0.3 million shares of Class A Common Stock were purchased by employees under the ESPP. Since the program's inception, 3.2 million shares have been purchased by employees of the total 10 million shares available.

18. FAIR VALUE MEASUREMENTS
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

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The financial instruments measured at fair value in the accompanying consolidated balance sheets consist of the following:

	Recurring Fair Value Measurements as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Long term deferred compensation plan asset (1)	16,512	—	—	16,512
Long-term derivative instruments (3)	—	4,088	—	4,088
Total Assets	$16,512	$4,088	$—	$20,600
Liabilities:
Current derivative instruments (3)	—	4,324	—	4,324
Long-term derivative instruments (3)	—	39	—	39
Long term deferred compensation plan liability (1)	16,512	—	—	16,512
Total Liabilities	$16,512	$4,363	$—	$20,875

	Recurring Fair Value Measurements as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Long term deferred compensation plan asset (1)	$14,142	$—	$—	$14,142
Total Assets	$14,142	$—	$—	$14,142
Liabilities:
Contingent consideration liability (2)	$—	$—	$1,223	$1,223
Current derivative instruments (3)	$—	$17,163	$—	$17,163
Long-term derivative instruments (3)	$—	$20,999	$—	$20,999
Long term deferred compensation plan liability (1)	$14,142	$—	$—	$14,142
Total liabilities	$14,142	$38,162	$1,223	$53,527

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

(2) The Company recognized a contingent consideration liability of $3.6 million in connection with the acquisition of Aquilent in fiscal 2017. As of March 31, 2021, the estimated fair value of the contingent consideration liability was $1.2 million, and was valued using probability-weighted cash flows, which is based on the use of Level 3 fair value measurement inputs. As of March 31, 2022 the relevant statute of limitations pertaining to the contingent liability expired at which point the Company wrote off the existing liability balance.

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
We did not have any material items that were measured at fair value on a non-recurring basis as of March 31, 2022, with the exception of the assets and liabilities acquired through the acquisitions of Liberty and Tracepoint (see Note 5).

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
The fair value of the Company's cash and cash equivalents, which are Level 1 inputs, approximated its carrying values at March 31, 2022 and 2021. The fair value of the Company's debt instruments approximated its carrying value at March 31, 2022 and 2021. The fair value of debt is determined using quoted prices or other market information obtained from recent trading activity of each debt tranche in markets that are not active (Level 2 inputs). The fair value is corroborated by prices derived from the interest rate spreads of recently completed leveraged loan transactions of a similar credit profile, industry, and terms to that of the Company. The fair value of the Senior Notes due 2029 and Senior Notes due 2028 are determined using quoted prices or other market information obtained from recent trading activity in the high-yield bond market (Level 2 inputs).

19. RELATED-PARTY TRANSACTIONS
Two of our directors served on the board of directors of a subcontractor to which the Company subcontracted $70.0 million, $85.9 million and $79.7 million of services for fiscal 2022, 2021 and 2020, respectively. The subcontractor was acquired by another company in August 2021, at which point the two directors ceased to serve on the board of directors.

20. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Third-Party Guarantees
As of March 31, 2022 and 2021, the Company was contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that totaled $8.4 million and $9.8 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At March 31, 2022 and 2021, approximately $1.0 million and $0.9 million of these instruments reduce the available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $20.0 million facility of which $12.6 million and $11.1 million, respectively, was available to the Company at March 31, 2022 and 2021.
Government Contracting Matters - Provision for Claimed Indirect Costs
For fiscal 2022, 2021, and 2020, approximately 97%, 97%, and 96%, respectively, of the Company’s revenue was generated from contracts where the end user was an agency or department of the U.S. government, including contracts where the Company performed either as a prime contractor or subcontractor, and regardless of the geographic location in which the work was performed. U.S. government contracts and subcontracts are subject to extensive legal and regulatory requirements. From time to time and in the ordinary course of business, agencies of the U.S. government audit our claimed indirect costs and conduct inquiries and investigations of our business practices with respect to government contracts to determine whether the Company’s operations are conducted in accordance with these requirements and the terms of the relevant contracts. U.S. government agencies, including the Defense Contract Audit Agency (DCAA), routinely audit our claimed indirect costs, for compliance with the Cost Accounting Standards and the Federal Acquisition Regulation. These agencies also conduct reviews and investigations and make inquiries regarding our accounting and other systems in connection with our performance and business practices with respect to our government contracts and subcontracts. U.S. government audits, inquiries, or investigations of the Company, whether related to the Company’s U.S. government contracts or subcontracts or conducted for other reasons, could result in administrative, civil, or criminal liabilities, including withholding of payments, suspension of payments, repayments, fines, or penalties being imposed upon the Company, or could lead to suspension or debarment from future U.S. government contracting. Management believes it has recorded the appropriate provision for claimed indirect costs for any audit, inquiry, or investigation of which it is aware that may be subject to any reductions and/or penalties. As of March 31, 2022 and 2021, the Company had recorded liabilities of approximately $290.4 million and $263.2 million, respectively, for estimated adjustments to claimed indirect costs based on its historical DCAA audit results, including the final resolution of such audits with the Defense Contract Management Agency, for claimed indirect costs incurred subsequent to fiscal 2011, and for contracts not yet closed that are subject to audit and final resolution.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Litigation
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government, which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of March 31, 2022 and 2021, there were no material amounts accrued in the consolidated financial statements related to these proceedings.
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

22. SUBSEQUENT EVENTS
On May 20, 2022, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.43 per share. Payment of the dividend will be made on June 30, 2022 to stockholders of record at the close of business on June 15, 2022.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective as of March 31, 2022.
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
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2022. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 framework). Based on this assessment, management has concluded that, as of March 31, 2022, our internal control over financial reporting was effective.
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Booz Allen Hamilton Holding Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Booz Allen Hamilton Holding Corporation’s internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Booz Allen Hamilton Holding Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2022, and the related notes and our report dated May 20, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tysons, Virginia
May 20, 2022

Item 9B.    Other Information.

On May 18, 2022, Kristine Martin Anderson, Executive Vice President and President of the Civil Sector of the Company, was promoted to Chief Operating Officer (Principal Operating Officer) of the Company, effective June 1, 2022. As Executive Vice President and Chief Operating Officer, Ms. Anderson will play a significant role in our market-focused strategy, taking primary responsibility for accelerating firmwide operational performance and the transformation of our business model, in collaboration with leaders across the firm.
Ms. Anderson, age 53, has led the Company’s Civil Sector since April 2018, after leading the Company’s civil health business since April 2015. Prior to joining Booz Allen in 2006, she was Vice President for Operations and Strategy at CareScience, a software solutions company. Ms. Anderson currently serves as treasurer of the Executives for Health Innovation (formerly the eHealth Initiative) board of directors. In addition, she serves as co-chair of the Cost and Resource Use Standing Committee of the National Quality Forum.
In connection with Ms. Anderson’s promotion to Executive Vice President and Chief Operating Officer of the Company, Ms. Anderson’s target total direct compensation will be increased as follows: (a) annual base salary will be increased to $900,000, (b) target annual cash incentive will be increased to $625,000, and (c) target long-term equity incentive will be increased to $1,475,000, in each case, effective June 1, 2022. In addition, Ms. Anderson was granted a special one-time award of time-based restricted stock units with a value equal to $2,250,000, effective May 19, 2022, which will vest in three equal installments on each of June 1, 2023, June 1, 2024, and June 1, 2025, subject to Ms. Anderson’s continued employment through each applicable vesting date, and the terms and conditions of the Company’s Third Amended and Restated Equity Incentive Plan and the applicable award agreement.
Ms. Anderson has no family relationships with any of our directors or executive officers. There are no relationships between the Company or its subsidiaries, on the one hand, and Ms. Anderson, on the other hand, that would require disclosure pursuant to Item 404(a) of Regulation S-K, and there are no arrangements or understanding between Ms. Anderson and any other person pursuant to which she was appointed as Chief Operating Officer (Principal Operating Officer) of the Company.
In connection with the foregoing, on May 18, 2022, Richard Crowe, Executive Vice President of the Company, was promoted to Executive Vice President and President of the Civil Sector of the Company, effective June 1, 2022.
Also, on May 18, 2022, Ian Fujiyama, a member of the Board of Directors of the Company, informed the Board of his intention to not stand for re-election as a director at the Company’s 2022 Annual Meeting of Stockholders.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.
PART III

Item 10.    Directors, Executive Officers and Corporate Governance.
Information related to our directors is set forth under the caption “Election of Directors” of our Proxy Statement for our Annual Meeting of Stockholders scheduled for July 27, 2022 (the "2022 Proxy Statement"). Such information is incorporated herein by reference.
Information relating to our Executive Officers is included in Part I of this Annual Report under the caption “Information about our Executive Officers.”
Information relating to compliance with Section 16(a) of the Exchange Act, to the extent required, is set forth in our 2022 Proxy Statement. Such information is incorporated herein by reference.
Information related to our code of ethics is set forth under the caption “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2022 Proxy Statement. Such information is incorporated herein by reference.
Information relating to the Audit Committee and Board of Directors determinations concerning whether a member of the Audit Committee is a “financial expert” as that term is defined under Item 407(d)(5) of Regulation S-K is set forth under the caption “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2022 Proxy Statement. Such information is incorporated herein by reference.

Item 11.    Executive Compensation.
Information relating to this item is set forth under the captions “Compensation Discussion and Analysis,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” of our 2022 Proxy Statement. Such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plans
The following table presents information concerning the securities authorized for issuance pursuant to our equity compensation plans as of March 31, 2022:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by securityholders	2,316,456	(1)	$49.34	8,586,837
Equity compensation plans not approved by securityholders	—		N/A	—
Total	2,316,456	(1)	$49.34	8,586,837
(1)Column (a) includes: 1,049,212 shares that have been granted as restricted stock units (RSUs) and 1,267,244 shares granted as options under our equity compensation plans. The weighted average price in column (b) does not take into account shares issued pursuant to RSUs.

Information relating to the security ownership of certain beneficial owners and management is included in our 2022 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
Information relating to this item is set forth under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2022 Proxy Statement. Such information is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.
Information relating to this item is set forth under the caption “Independent Registered Public Accounting Firm Fees” of our 2022 Proxy Statement. Such information is incorporated herein by reference.

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

4.2
Indenture, dated August 24, 2020, among Booz Allen Hamilton Inc., the Subsidiary Guarantors party thereto and Wilmington Trust, National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 24, 2020 (File No. 001-34972))

4.3
First Supplemental Indenture, dated August 24, 2020, among Booz Allen Hamilton Inc., the Subsidiary Guarantors party thereto and Wilmington Trust, National Association (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 24, 2020 (File No. 001-34972))

4.4
Second Supplemental Indenture, dated as of November 5, 2021, among Booz Allen Hamilton Inc., the New Subsidiary Guarantors party thereto and Wilmington Trust, National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report for the period ended December 31, 2021 on Form 10-Q (File No. 001-34972))

4.5
Indenture, dated June 17, 2021, among Booz Allen Hamilton Inc., the Subsidiary Guarantors party thereto and Wilmington Trust, National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 17, 2021 (File No. 001-34972))

4.6
First Supplemental Indenture, dated June 17, 2021, among Booz Allen Hamilton Inc., the Subsidiary Guarantors party thereto and Wilmington Trust, National Association (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 17, 2021 (File No. 001-34972))

4.7
Second Supplemental Indenture, dated as of November 5, 2021, among Booz Allen Hamilton Inc., the New Subsidiary Guarantors party thereto and Wilmington Trust, National Association (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report for the period ended December 31, 2021 on Form 10-Q (File No. 001-34972))

4.8	Form of 4.000% Senior Note due 2029 (included as Exhibit A to Exhibit 4.5 hereof)

4.9	Form of 3.875% Senior Note due 2028 (included as Exhibit A to Exhibit 4.2 hereof)

4.10*	Description of Capital Stock (Incorporated by reference to Exhibit 4.5 to the Company's Annual Report for the year ended March 31, 2021 on Form 10-K (File No. 001-34972))

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

10.20
Second Amendment to Credit Agreement, dated as of May 7, 2014, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC, SDI Technology Corporation, ASE, Inc. and Booz Allen Hamilton International, Inc., as Guarantors, Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Lender, and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2014 (File No. 001-34972))

10.21
Third Amendment to Credit Agreement, dated as of July 13, 2016, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC, SDI Technology Corporation, ASE, Inc. and Booz Allen Hamilton International, Inc., as Guarantors, Bank of America, N.A., as Administrative Agent, Collateral Agent and New Refinancing Tranche B Term Lender, and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 18, 2016 (File No. 001-34972))

10.22
Fourth Amendment to Credit Agreement, dated as of February 6, 2017, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC and SDI Technology Corporation, as Guarantors, Bank of America, N.A., as Administrative Agent, Collateral Agent and New Refinancing Tranche B Term Lender, and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2017 (File No. 001-34972))

10.23
Fifth Amendment to Credit Agreement, dated as of March 7, 2018, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC, SDI Technology Corporation, eGov Holdings, Inc. and Aquilent, Inc., as Guarantors, Bank of America, N.A., as Administrative Agent, Collateral Agent, Exchanging Lender and New Refinancing Tranche B Term Lender, and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 7, 2018 (File No. 001-34972))

10.24
Sixth Amendment to Credit Agreement, dated as of July 23, 2018, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC, SDI Technology Corporation, eGov Holdings, Inc. and Aquilent, Inc. as Guarantors, Bank of America, N.A., as Administrative Agent and Collateral Agent and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 24, 2018 (File No. 001-34972))

10.25
Seventh Amendment to the Credit Agreement, dated as of November 26, 2019, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC, SDI Technology Corporation, eGov Holdings, Inc. and Aquilent, Inc., as Guarantors, Bank of America, N.A., as Administrative Agent, Collateral Agent, Exchanging Lender and New Refinancing Tranche B Term Lender and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 26, 2019 (File No. 001-34972))

10.26
Eighth Amendment to Credit Agreement, dated as of June 24, 2021, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, eGov Holdings, Inc. and Aquilent, Inc., as Guarantors, Bank of America, N.A., as Administrative Agent and Collateral Agent and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2021 (File No. 001-34972))

10.27
ISDA Master Agreement, by and between Booz Allen Hamilton Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. dated as of January 13, 2015 (the “Bank of Tokyo-Mitsubishi Master Agreement”), and the Amendment to the Bank of Tokyo-Mitsubishi Master Agreement, dated as of April 18, 2017 (including the Schedule thereto) (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 31, 2017 (File No. 001-34972))

10.28
ISDA Master Agreement, by and between Booz Allen Hamilton Inc. and Barclays Bank Plc, dated as of December 11, 2014 (the “Barclays Master Agreement”), and the Amendment to the Barclays Master Agreement, dated as of May 18, 2017 (including the Amended and Restated Schedule thereto) (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 31, 2017 (File No. 001-34972))

10.29
ISDA Master Agreement, by and between Booz Allen Hamilton Inc. and Wells Fargo Bank, N.A., dated as of February 13, 2017 (the “Wells Fargo Master Agreement”), including the Schedule thereto (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 31, 2017 (File No. 001-34972))

10.30
ISDA Master Agreement, by and between Booz Allen Hamilton Inc. and SMBC Capital Markets, Inc., dated as of December 11, 2014, and the Amended and Restated Schedule thereto, dated as of February 6, 2017 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 1, 2018 (File No. 001-34972))

10.31
ISDA Master Agreement, by and between Booz Allen Hamilton Inc. and SunTrust Bank, dated as of April 10, 2017, including the Schedule thereto (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 1, 2018 (File No. 001-34972))

10.32
ISDA Master Agreement, by and between Booz Allen Hamilton Inc. and U.S. Bank National Association, dated as of September 26, 2018, including the Schedule thereto (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on November 1, 2018 (File No. 001-34972))

10.33
ISDA Master Agreement, by and between Booz Allen Hamilton Inc. and Capital One, National Association, dated as of March 27, 2019, including the Schedule thereto (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 8, 2019 (File No. 001-34972))

10.34
ISDA Master Agreement, by and between Booz Allen Hamilton Inc. and PNC Bank, National Association, dated as of December 11, 2018, including the Schedule thereto (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 8, 2019 (File No. 001-34972))

10.35
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., dated as of May 26, 2017 (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on May 31, 2017 (File No. 001-34972))

10.36
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and Barclays Bank Plc, dated as of May 30, 2017 (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on May 31, 2017 (File No. 001-34972))

10.37
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and Wells Fargo Bank, N.A., dated as of May 25, 2017 (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on May 31, 2017 (File No. 001-34972))

10.38
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and SunTrust Bank, dated as of October 29, 2018 (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on November 1, 2018 (File No. 001-34972))

10.39
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and U.S. Bank National Association, dated as of October 29, 2018 (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on November 1, 2018 (File No. 001-34972))

10.40
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and Capital One, National Association, dated as of April 4, 2019 (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on April 8, 2019 (File No. 001-34972))

10.41
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and Fifth Third Bank, dated as of April 2, 2019 (Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on April 8, 2019 (File No. 001-34972))

10.42
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and Capital One, National Association, dated as of April 4, 2019 (Incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed on April 8, 2019 (File No. 001-34972))

10.43
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and PNC Bank, National Association, dated as of April 2, 2019 (Incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K filed on April 8, 2019 (File No. 001-34972))

10.44
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and SMBC Capital Markets, Inc., dated as of April 2, 2019 (Incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K filed on April 8, 2019 (File No. 001-34972))

10.45
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and Bank of America, N.A., dated as of April 3, 2019 (Incorporated by reference to Exhibit 10.12 to the Company's Current Report on Form 8-K filed on April 8, 2019 (File No. 001-34972))

10.46
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and U.S. Bank National Association, dated as of April 2, 2019 (Incorporated by reference to Exhibit 10.13 to the Company's Current Report on Form 8-K filed on April 8, 2019 (File No. 001-34972))

10.47
Confirmation of transaction, by and between Booz Allen Hamilton Inc. and Fifth Third Bank, dated as of April 2, 2019 (Incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K filed on April 8, 2019 (File No. 001-34972))

10.48
Assumption Agreement, dated as of April 14, 2017, by eGov Holdings, Inc. and Aquilent, Inc. in favor of Bank of America, N.A., as collateral agent for the banks and other financial institutions or entities party to the Credit Agreement, as amended (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report for the period ended June 30, 2017 on Form 10-Q (File No. 001-34972))

10.49
Assumption Agreement, dated as of November 5, 2021, by Liberty IT Solutions, LLC, in favor of Bank of America, N.A., as collateral agent for the banks and other financial institutions or entities party to the Credit Agreement, as amended (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended December 31, 2021 on Form 10-Q (File No. 001-34972))

10.50†
Booz Allen Hamilton Inc. Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report for the period ended December 31, 2018 on Form 10-Q (File No. 001-34972))

10.51†
First Amendment to the Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended September 30, 2019 on Form 10-Q (File No. 001-34972))

10.52†
Form of Restricted Stock Unit Agreement under the Second Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report for the year ended March 31, 2017 on Form 10-K (File No. 001-34972))

10.53†
Form of Restricted Stock Unit Agreement under the Second Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.58 to the Company’s Annual Report for the year ended March 31, 2019 on Form 10-K (File No. 001-34972))

10.54†
Form of Restricted Stock Unit Agreement under the Third Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.58 to the Company’s Annual Report for the year ended March 31, 2020 on Form 10-K (File No. 001-34972))

10.55†
Form of Stock Option Agreement under the Second Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report for the year ended March 31, 2017 on Form 10-K (File No. 001-34972))

10.56†
Form of Stock Option Agreement under the Second Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.59 to the Company’s Annual Report for the year ended March 31, 2019 on Form 10-K (File No. 001-34972))

10.57†
Form of Stock Option Agreement under the Third Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.61 to the Company's Annual Report for the year ended March 31, 2020 on Form 10-K (file No. 001-34972)

10.58†
Form of Performance Restricted Stock Unit Agreement under the Second Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report for the year ended March 31, 2017 on Form 10-K (File No. 001-34972))

10.59†
Form of Performance Restricted Stock Unit Agreement under the Second Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.60 to the Company’s Annual Report for the year ended March 31, 2019 on Form 10-K (File No. 001-34972))

10.60†
Form of Restricted Stock Agreement for Directors under the Second Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.44 to the Company’s Annual Report for the year ended March 31, 2018 on Form 10-K (File No. 001-34972))

10.61†	Officer Perquisites Policy (Incorporated by reference to Exhibit 10.45 to the Company’s Annual Report for the year ended March 31, 2018 on Form 10-K (File No. 001-34972))

10.62†
Form of Performance Restricted Stock Unit Agreement under the Third Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report for the period ended September 30, 2020 on Form 10-Q (File No. 001-34972))

10.63†
Form of Restricted Stock Unit Agreement for Directors under the Third Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report for the period ended September 30, 2020 on Form 10-Q (File No. 001-34972))

10.64†
Form of Performance Restricted Stock Unit Agreement under the Third Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report for the period ended June 30, 2021 on Form 10-Q (File No. 001-34972))

10.65†	Form of Stock Option Agreement under the Third Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation*

10.66†	Form of Restricted Stock Unit Agreement under the Third Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation*

10.67†	Form of Performance Restricted Stock Unit Agreement under the Third Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation*

21	Subsidiaries of the registrant*

23	Consent of Independent Registered Public Accounting Firm*

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)*

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)*

101	The following materials from Booz Allen Hamilton Holding Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2022 and 2021; (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2022, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2022, 2021 and 2020; (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2022, 2021 and 2020; (v) Consolidated Statements of Stockholders' Equity for the fiscal years ended March 31, 2022, 2021 and 2020; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________________________
*    Filed electronically herewith.
†    Management contract or compensatory arrangement.

Item 16.    Form 10-K Summary.
    None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of May, 2022.

BOOZ ALLEN HAMILTON HOLDING CORPORATION (Registrant)

By:	/s/ Horacio D. Rozanski
Name: Horacio D. Rozanski
Title: President and Chief Executive Officer
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Horacio D. Rozanski	President, Chief Executive Officer and Director (Principal Executive Officer)	May 20, 2022
Horacio D. Rozanski

/s/ Lloyd W. Howell, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 20, 2022
Lloyd W. Howell, Jr.

/s/ Scott M. Murphy	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	May 20, 2022
Scott M. Murphy

/s/ Ralph W. Shrader	Chairman of the Board	May 20, 2022
Ralph W. Shrader

/s/ Joan Lordi C. Amble	Director	May 20, 2022
Joan Lordi C. Amble

/s/ Melody C. Barnes	Director	May 20, 2022
Melody C. Barnes

/s/ Michèle A. Flournoy	Director	May 20, 2022
Michèle A. Flournoy

/s/ Ian Fujiyama	Director	May 20, 2022
Ian Fujiyama

/s/ Mark E. Gaumond	Director	May 20, 2022
Mark E. Gaumond

/s/ Ellen Jewett	Director	May 20, 2022
Ellen Jewett

/s/ Arthur E. Johnson	Director	May 20, 2022
Arthur E. Johnson

/s/ Gretchen W. McClain	Director	May 20, 2022
Gretchen W. McClain

/s/ Charles O. Rossotti	Director	May 20, 2022
Charles O. Rossotti