Form 10-Q
period 2022-06-30
Booz Allen Hamilton Holding Corp
filed 2022-07-29
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File No. 001-34972
 ____________________________________________________________
Booz Allen Hamilton Holding Corporation
(Exact name of registrant as specified in its charter)
 ___________________________________________________________

Delaware			26-2634160
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

8283 Greensboro Drive,	McLean,	Virginia	22102
(Address of principal executive offices)			(Zip Code)
(703) 902-5000
Registrant’s telephone number, including area code
(Former name, former address, and former fiscal year if changed since last report.)
__________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of July 26, 2022
Class A Common Stock	132,327,822

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	June 30, 2022	March 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$497,828	$695,910
Accounts receivable, net	1,828,376	1,622,989
Prepaid expenses and other current assets	94,949	126,777
Total current assets	2,421,153	2,445,676
Property and equipment, net of accumulated depreciation	194,948	202,229
Operating lease right-of-use assets	213,467	227,231
Intangible assets, net of accumulated amortization	626,907	646,682
Goodwill	2,021,931	2,021,931
Other long-term assets	483,993	481,826
Total assets	$5,962,399	$6,025,575
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$68,379	$68,379
Accounts payable and other accrued expenses	898,329	902,616
Accrued compensation and benefits	361,119	438,634
Operating lease liabilities	55,272	52,334
Other current liabilities	132,892	71,991
Total current liabilities	1,515,991	1,533,954
Long-term debt, net of current portion	2,715,497	2,731,693
Operating lease liabilities, net of current portion	229,998	247,070
Deferred tax liabilities	58,087	239,602
Other long-term liabilities	343,702	226,535
Total liabilities	4,863,275	4,978,854
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, Class A — $0.01 par value — authorized, 600,000,000 shares; issued, 164,900,879 shares at June 30, 2022 and 164,372,545 shares at March 31, 2022; outstanding, 132,423,378 shares at June 30, 2022 and 132,584,348 shares at March 31, 2022	1,650	1,646
Treasury stock, at cost — 32,477,501 shares at June 30, 2022 and 31,788,197 shares at March 31, 2022	(1,693,012)	(1,635,454)
Additional paid-in capital	679,632	656,222
Retained earnings	2,095,093	2,015,071
Accumulated other comprehensive loss	14,342	8,585
Total Booz Allen stockholders' equity	1,097,705	1,046,070
Non-controlling interest	1,419	651
Total stockholders’ equity	1,099,124	1,046,721
Total liabilities and stockholders’ equity	$5,962,399	$6,025,575

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended June 30,
	2022	2021
Revenue	$2,249,600	$1,989,066
Operating costs and expenses:
Cost of revenue	1,074,973	962,719
Billable expenses	674,266	555,545
General and administrative expenses	253,064	301,800
Depreciation and amortization	40,102	27,745
Total operating costs and expenses	2,042,405	1,847,809
Operating income	207,195	141,257
Interest expense	(24,655)	(21,270)
Other income (expense), net	(2,958)	(533)
Income before income taxes	179,582	119,454
Income tax expense	41,489	27,352
Net income	$138,093	$92,102
Net loss attributable to non-controlling interest	191	—
Net income attributable to common stockholders	138,284	92,102
Earnings per common share (Note 4):
Basic	$1.04	$0.68
Diluted	$1.03	$0.67
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Amounts in thousands)

	Three Months Ended June 30,
	2022	2021
Net income	$138,093	$92,102
Other comprehensive income, net of tax:
Change in unrealized gain on derivatives designated as cash flow hedges	5,759	2,994
Change in postretirement plan costs	(2)	19
Total other comprehensive income, net of tax	5,757	3,013
Comprehensive income	143,850	95,115
Comprehensive loss attributable to non-controlling interest	191	—
Comprehensive income attributable to common stockholders	$144,041	$95,115

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Three Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$138,093	$92,102
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	40,102	27,745
Noncash lease expense	13,787	13,581
Stock-based compensation expense	13,696	12,444
Amortization of debt issuance costs	1,161	1,129
Loss on debt extinguishment	—	2,515
Losses (gains) on dispositions, and other	688	(27)
Changes in assets and liabilities:
Accounts receivable, net	(205,387)	(220,112)
Deferred income taxes and income taxes receivable / payable	34,802	22,323
Prepaid expenses and other current and long-term assets	(10,636)	(8,874)
Accrued compensation and benefits	(61,039)	(75,509)
Accounts payable and other accrued expenses	(4,287)	121,862
Other current and long-term liabilities	(6,614)	159
Net cash used in operating activities	(45,634)	(10,662)
Cash flows from investing activities
Purchases of property, equipment, and software	(13,734)	(9,008)
Payments for business acquisitions, net of cash acquired	—	(665,583)
Payments for cost method investments	—	(2,000)
Net cash used in investing activities	(13,734)	(676,591)
Cash flows from financing activities
Proceeds from issuance of common stock	6,081	5,758
Stock option exercises	4,596	1,794
Repurchases of common stock	(73,397)	(123,805)
Cash dividends paid	(58,899)	(51,641)
Repayments on revolving credit facility, term loans, and Senior Notes	(17,095)	(60,973)
Net proceeds from debt issuance	—	487,027
Proceeds from revolving credit facility	—	60,000
Net cash (used in) provided by financing activities	(138,714)	318,160
Net decrease in cash and cash equivalents	(198,082)	(369,093)
Cash and cash equivalents––beginning of period	695,910	990,955
Cash and cash equivalents––end of period	$497,828	$621,862
Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$8,735	$6,713
Income taxes	$2,952	$1,673
Supplemental disclosures of non-cash investing and financing activities
Share repurchases transacted but not settled and paid	$—	$3,041
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands, except share data)	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2022	164,372,545	$1,646	(31,788,197)	$(1,635,454)	$656,222	$2,015,071	$8,585	$651	$1,046,721
Issuance of common stock	385,009	3	—	—	6,078	—	—	—	6,081
Stock options exercised	143,325	1	—	—	4,595	—	—	—	4,596
Repurchase of common stock (1)	—	—	(689,304)	(57,558)	—	—	—	—	(57,558)
Recognition of liability related to future restricted stock units vesting	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	138,284	—	(191)	138,093
Other comprehensive income, net of tax	—	—	—	—	—	—	5,757	—	5,757
Dividends declared of $0.43 per share of common stock	—	—	—	—	—	(58,262)	—	—	(58,262)
Stock-based compensation expense	—	—	—	—	13,696		—	—	13,696
Contribution to non-controlling interest	—	—	—	—	(959)	—	—	959	—
Balance at June 30, 2022	164,900,879	$1,650	(32,477,501)	$(1,693,012)	$679,632	$2,095,093	$14,342	$1,419	$1,099,124

Balance at March 31, 2021	162,950,606	$1,629	(26,704,577)	$(1,216,163)	$557,957	$1,757,524	$(29,771)	$—	$1,071,176
Issuance of common stock	458,943	5	—	—	4,674		—	—	4,679
Stock options exercised	55,205	1	—	—	1,793	—	—	—	1,794
Repurchase of common stock (2)	—	—	(1,330,820)	(111,438)	—	—	—	—	(111,438)
Recognition of liability related to future restricted stock units vesting	—	—	—	—	360	—	—	—	360
Net income	—	—	—	—	—	92,102	—	—	92,102
Other comprehensive income, net of tax	—	—	—	—	—	—	3,013	—	3,013
Dividends declared of $0.37 per share of common stock	—	—	—	—	—	(50,597)	—	—	(50,597)
Stock-based compensation expense	—	—	—	—	12,444	—	—	—	12,444
Balance at June 30, 2021	163,464,754	$1,635	(28,035,397)	$(1,327,601)	$577,228	$1,799,029	$(26,758)	—	$1,023,533
(1) During the three months ended June 30, 2022, the Company purchased 0.6 million shares of the Company’s Class A Common Stock in a series of open market transactions for $46.9 million. Additionally, the Company repurchased shares for $10.6 million during the three months ended June 30, 2022 to cover the minimum statutory withholding taxes on restricted stock units that vested on various dates during the period.
(2) During the three months ended June 30, 2021, the Company purchased 1.2 million shares of the Company’s Class A Common Stock in a series of open market transactions for $98.2 million. Additionally, the Company repurchased shares for $13.3 million during the three months ended June 30, 2021 to cover the minimum statutory withholding taxes on restricted stock units that vested on various dates during the period.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
1. BUSINESS OVERVIEW
Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or the Company, we, us, and our, was incorporated in Delaware in May 2008. The Company provides management and technology consulting, analytics, engineering, digital solutions, mission operations, and cyber services to U.S. and international governments, major corporations, and not-for-profit organizations. The Company reports operating results and financial data in one reportable segment. The Company is headquartered in McLean, Virginia, with approximately 29,300 employees as of June 30, 2022.
2. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, or SEC, and should be read in conjunction with the information contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2022. The interim period unaudited condensed consolidated financial statements are presented as described below. Certain information and disclosures normally required for annual financial statements have been condensed or omitted pursuant to GAAP and SEC rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation of the results of the interim periods presented have been included. The Company’s fiscal year ends on March 31 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31. The results of operations for the three months ended June 30, 2022 are not necessarily indicative of results to be expected for the full fiscal year.
The condensed consolidated financial statements and notes of the Company include its subsidiaries, and other entities over which the Company has a controlling financial interest or where the Company is a primary beneficiary. The Company uses the equity method to account for investments in entities that it does not control if it is otherwise able to exert significant influence over the entities' operating and financial policies. Equity investments in entities over which the Company does not have the ability to exercise significant influence and whose securities do not have a readily determinable fair value are carried at cost or cost net of other-than-temporary impairments.
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
Recent Accounting Pronouncements Not Yet Adopted
Accounting and reporting pronouncements effective after June 30, 2022 and issued through the filing date are not expected to have a material impact on the Company's condensed consolidated financial statements.
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

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Contract Estimates
We recognize revenue for many of our contracts under a contract cost-based input method and require an Estimate-at-Completion ("EAC") process, which management uses to review and monitor the progress towards the completion of our performance obligations. Under this process, management considers various inputs and assumptions related to the EAC, including, but not limited to, progress towards completion, labor costs and productivity, material and subcontractor costs, and identified risks. Estimating the total cost at the completion of our performance obligations is subjective and requires management to make assumptions about future activity and cost drivers under the contract. Changes in these estimates can occur for a variety of reasons and, if significant, may impact the revenue and profitability of the Company’s contracts. Changes in estimates related to contracts accounted for under the EAC process are recognized on a cumulative catch-up basis in the period when such changes are determinable and reasonably estimable. If the estimate of contract profitability indicates an anticipated loss on a contract, the Company recognizes the total loss at the time it is identified. For each of the three months ended June 30, 2022 and 2021, the aggregate impact of adjustments in contract estimates was not material.
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
The table below presents the total revenue for each type of contract:

	Three Months Ended June 30,
	2022		2021
Cost-reimbursable	$1,190,828	53%	$1,115,426	56%
Time-and-materials	545,902	24%	497,449	25%
Fixed-price	512,870	23%	376,191	19%
Total Revenue	$2,249,600	100%	$1,989,066	100%

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Revenue by Customer Type:

	Three Months Ended June 30,
	2022		2021
U.S. government(1):
Defense Clients	$1,019,991	45%	$973,605	49%
Intelligence Clients	408,883	18%	379,174	19%
Civil Clients	757,714	34%	592,796	30%
Total U.S. government	2,186,588	97%	1,945,575	98%
Global Commercial Clients	63,012	3%	43,491	2%
Total Revenue	$2,249,600	100%	$1,989,066	100%
(1) Certain contracts were reassigned between the various verticals of our U.S. government business shown in the table above to better align our operations to the customers we serve within each market. Prior year revenue by customer type has been recast to reflect the changes.
Revenue by Whether the Company Acts as a Prime Contractor or a Subcontractor:

	Three Months Ended June 30,
	2022		2021
Prime Contractor	$2,131,295	95%	$1,861,722	94%
Subcontractor	118,305	5%	127,344	6%
Total Revenue	$2,249,600	100%	$1,989,066	100%
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
As of June 30, 2022 and March 31, 2022, the Company had $7.5 billion and $7.4 billion of remaining performance obligations, respectively. We expect to recognize approximately 70% of the remaining performance obligations at June 30, 2022 as revenue over the next 12 months, and approximately 85% over the next 24 months. The remainder is expected to be recognized thereafter.
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
Contract assets primarily consist of unbilled receivables typically resulting from revenue recognized exceeding the amount billed to the customer and right to payment is not just subject to the passage of time. Unbilled amounts represent revenues for which billings have not been presented to customers. These amounts are generally billed and collected within one year subject to various conditions including, without limitation, appropriated and available funding. Long-term unbilled receivables not anticipated to be billed and collected within one year, which are primarily related to retainage, holdbacks, and long-term rate settlements to be billed at contract closeout, are included in other long-term assets in the accompanying condensed consolidated balance sheets. Contract liabilities primarily consist of advance payments, billings in excess of costs incurred and deferred revenue. Contract assets and liabilities are reported on a net contract basis at the end of each reporting period. The Company maintains an allowance for credit losses to provide for an estimate of uncollectible receivables. Provision for credit losses recognized was not material for the three months ended June 30, 2022 and 2021.

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
The following table summarizes the contract assets and liabilities, and accounts receivable, net of allowance recognized on the Company’s condensed consolidated balance sheets:

	June 30, 2022	March 31, 2022
Current assets
Accounts receivable–billed	$627,774	$465,322
Accounts receivable–unbilled (contract assets)	1,200,602	1,157,667
Allowance for credit losses	—	—
Accounts receivable, net	1,828,376	1,622,989
Other long-term assets
Accounts receivable–unbilled (contract assets)	63,960	64,339
Total accounts receivable, net	$1,892,336	$1,687,328
Other current liabilities
Advance payments, billings in excess of costs incurred and deferred revenue (contract liabilities)	$33,762	$26,747
Changes in contract assets and contract liabilities are primarily due to the timing difference between the Company’s performance of services and payments from customers. For the three months ended June 30, 2022 and 2021, we recognized revenue of $16.3 million and $11.9 million, respectively, related to our contract liabilities on April 1, 2022 and 2021, respectively. To determine revenue recognized from contract liabilities during the reporting periods, the Company allocates revenue to individual contract liability balances and applies revenue recognized during the reporting periods first to the beginning balances of contract liabilities until the revenue exceeds the balances.
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
The Company currently has outstanding shares of Class A Common Stock. Unvested Class A Restricted Common Stock holders are entitled to participate in non-forfeitable dividends or other distributions. These unvested restricted shares participated in the Company's dividends declared and were paid in the first quarter of fiscal 2023 and 2022. As such, EPS is calculated using the two-class method whereby earnings are reduced by distributed earnings as well as any available undistributed earnings allocable to holders of unvested restricted shares. A reconciliation of the income used to compute basic and diluted EPS for the periods presented are as follows:

	Three Months Ended June 30,
	2022	2021
Earnings for basic computations (1)	$137,369	$91,621
Weighted-average common shares outstanding for basic computations	132,371,487	135,569,968
Earnings for diluted computations (1)	$137,372	$91,622
Dilutive stock options and restricted stock	639,601	822,375
Weighted-average common shares outstanding for diluted computations	133,011,088	136,392,343
Earnings per common share
Basic	$1.04	$0.68
Diluted	$1.03	$0.67
(1) During the three months ended June 30, 2022 and 2021, approximately 0.9 million and 0.7 million participating securities were paid dividends totaling $0.4 million and $0.3 million, respectively. There were undistributed earnings of  $0.5 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively, allocated to the participating class of securities in both basic and diluted EPS. The allocated undistributed earnings and the dividends paid comprise the difference between net income presented on the condensed consolidated statements of operations and earnings for basic and diluted computations for the three months ended June 30, 2022 and 2021. The impact of any anti-dilutive options excluded from the calculation of EPS was not material.

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
5. ACQUISITIONS, DIVESTITURES, AND GOODWILL
Acquisitions
EverWatch
On March 16, 2022, the Company announced that it had entered into a stock purchase agreement to acquire EverWatch Corp. ("EverWatch"), a leading provider of advanced solutions to the defense and intelligence communities for approximately $440.0 million, subject to customary adjustments. If consummated, the Company expects to fund the acquisition with cash on hand. The transaction is subject to satisfaction of customary closing conditions. On June 29, 2022, the U.S. Department of Justice (“DOJ”) initiated a lawsuit seeking to enjoin consummation of the transaction. In connection with the DOJ’s lawsuit, the Company and EverWatch agreed to delay any closing of the transaction until October 9, 2022 or the date on which the court denies the DOJ’s request for a preliminary injunction and/or permanent injunction, whichever is earlier. The DOJ litigation and related delay have introduced an increased level of uncertainty regarding the ability of the parties to consummate the transaction. The Company can make no assurances that the transaction will be consummated.
Divestitures
In April 2022, the Company entered into an agreement with Oliver Wyman, a global management consulting firm and a business of Marsh McLennan, to divest the Company's management consulting business serving the Middle East and North Africa (MENA) region, which is substantially comprised of the contracts associated with the MENA business and the team of management consultants that provide services under those contracts. The Company concluded that the assets and liabilities associated with the MENA business met the criteria to be reported as held for sale on the consolidated balance sheet as of March 31, 2022. As of June 30, 2022, $9.2 million of net accounts receivable, $0.7 million of other assets, $1.3 million of deferred revenue, $0.8 million of bonus payable, and $0.1 million of accounts payable were included in other current assets and other current liabilities on the consolidated balance sheet. The transaction is expected to close in fiscal 2023, subject to customary closing conditions, including regulatory approvals.
Goodwill
As of June 30, 2022 and March 31, 2022, goodwill was $2,021.9 million. As of June 30, 2022, approximately $7.9 million of goodwill has been allocated to the assets held for sale related to the Company's divestiture of its MENA business noted above.
6. ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES
Accounts payable and other accrued expenses consisted of the following:

	June 30, 2022	March 31, 2022
Vendor payables	$502,372	$539,524
Accrued expenses	395,957	363,092
Total accounts payable and other accrued expenses	$898,329	$902,616
Accrued expenses consisted primarily of the Company’s provision for claimed indirect costs, which were approximately $295.6 million and $290.4 million as of June 30, 2022 and March 31, 2022, respectively. See Note 15 for further discussion of this provision.
7. ACCRUED COMPENSATION AND BENEFITS
Accrued compensation and benefits consisted of the following:

	June 30, 2022	March 31, 2022
Bonus	$32,140	$96,040
Retirement	67,794	48,169
Vacation	205,298	206,199
Other	55,887	88,226
Total accrued compensation and benefits	$361,119	$438,634

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
8. DEBT
Debt consisted of the following:

	June 30, 2022		March 31, 2022
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Term Loan A	2.31%	$1,225,276	1.71%	$1,241,398
Term Loan B	2.81%	379,348	2.21%	380,321
Senior Notes due 2028	3.88%	700,000	3.88%	700,000
Senior Notes due 2029	4.00%	500,000	4.00%	500,000
Less: Unamortized debt issuance costs and discount on debt		(20,748)		(21,647)
Total		2,783,876		2,800,072
Less: Current portion of long-term debt		(68,379)		(68,379)
Long-term debt, net of current portion		$2,715,497		$2,731,693
Credit Agreement
As of June 30, 2022, the Credit Agreement provided Booz Allen Hamilton Inc. ("Booz Allen Hamilton") with a $1,225.3 million Term Loan A ("Term Loan A"), a $379.3 million Term Loan B ("Term Loan B", and, together with Term Loan A, the "Term Loans"), and a $1,000.0 million revolving credit facility (the "Revolving Credit Facility"), with a sub-limit for letters of credit of $200.0 million (collectively, the "Secured Credit Facility"). As of June 30, 2022, the maturity date of Term Loan A and Term Loan B are June 24, 2026 and November 26, 2026, respectively. Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement (the "Guarantee") are secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Booz Allen Hamilton Investor Corporation, and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement and related documentation.
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
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. In addition, Booz Allen Hamilton is required to meet certain financial covenants at each quarter end, namely consolidated net total leverage and consolidated net interest coverage ratios. As of June 30, 2022 and March 31, 2022, Booz Allen Hamilton was in compliance with all financial covenants associated with its debt and debt-like instruments.
For the three months ended June 30, 2022 and 2021, interest payments of $6.3 million and $4.9 million were made for Term Loan A, respectively, and $2.4 million and $1.8 million were made for Term Loan B, respectively.
Borrowings under the Term Loans, and if used, the Revolving Credit Facility, incur interest at a variable rate. As of June 30, 2022, Booz Allen Hamilton had interest rate swaps with an aggregate notional amount of $550.0 million. These instruments hedge the variability of cash outflows for interest payments on the Term Loans and Revolving Credit Facility. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense (see Note 9 to our condensed consolidated financial statements).

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Senior Notes
On June 17, 2021, Booz Allen Hamilton issued $500.0 million aggregate principal amounts of its 4.000% Senior Notes due July 1, 2029 (the “Senior Notes due 2029”) under an Indenture, dated as of June 17, 2021, among Booz Allen Hamilton, certain subsidiaries of Booz Allen Hamilton, as guarantors (the “2029 Subsidiary Guarantors”), and Wilmington Trust, National Association (in such capacity, the “2029 Trustee”), as supplemented by the First Supplemental Indenture, dated as of June 17, 2021, among Booz Allen Hamilton, the 2029 Subsidiary Guarantors and the 2029 Trustee. The Senior Notes due 2029 and the related guarantees are Booz Allen Hamilton’s and each 2029 Subsidiary Guarantor's senior unsecured obligations and rank equally in right of payment with all of Booz Allen Hamilton’s and the 2029 Subsidiary Guarantors’ existing and future senior indebtedness and rank senior in right of payment to any of Booz Allen Hamilton’s and the 2029 Subsidiary Guarantors’ future subordinated indebtedness. The net proceeds from the sale of the Senior Notes due 2029 were used to fund the acquisition of Liberty IT Solutions, LLC ("Liberty"), a leading digital partner driving transformation across the federal IT ecosystem, in June of 2021 and to pay related fees and expenses.
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
There were no changes to the Company’s outstanding debt obligations during the quarter. For additional information on the Company’s debt arrangements and default provisions, see Note 10, “Debt,” of the Company’s consolidated financial statements included in the fiscal 2022 Form 10-K.
Interest on debt and debt-like instruments consisted of the following:

	Three Months Ended June 30,
	2022	2021
	(In thousands)
Term Loan A Interest Expense	$6,359	$5,229
Term Loan B Interest Expense	$2,429	1,801
Interest on Revolving Credit Facility	$—	25
Senior Notes Interest Expense	$11,781	7,559
Amortization of Debt Issuance Cost (DIC) and Original Issue Discount (OID) (1)	$1,161	1,128
Interest Swap Expense	$2,831	5,443
Other	$94	85
Total Interest Expense	$24,655	$21,270
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

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
9. DERIVATIVES
The Company utilizes derivative financial instruments to manage interest rate risk related to its variable rate debt. The Company’s objectives in using these interest rate derivatives, which were designated as cash flow hedges, are to manage its exposure to interest rate movements and reduce volatility of interest expense. The aggregate notional amount of all interest rate swap agreements was $550.0 million as of June 30, 2022. The swaps have staggered maturities, ranging from June 30, 2023 to June 30, 2025. These swaps mature within the last tranche of the Company's floating rate debt (November 26, 2026).
The floating-to-fixed interest rate swaps involve the exchange of variable interest amounts from a counterparty for the Company making fixed-rate interest payments over the life of the agreements without exchange of the underlying notional amount and effectively convert a portion of the variable rate debt into fixed interest rate debt.
Derivative instruments are recorded in the condensed consolidated balance sheet on a gross basis at estimated fair value. As of June 30, 2022, $3.4 million and $4.1 million, were classified as other current assets and other long-term assets, respectively, on the condensed consolidated balance sheet. As of March 31, 2022, $4.1 million, $4.3 million and $39 thousand were classified as other long-term assets, other current liabilities, and other long-term liabilities, respectively, on the condensed consolidated balance sheet.
For interest rate swaps designated as cash flow hedges, the changes in the fair value of derivatives is recorded in Accumulated Other Comprehensive Loss, or AOCL, net of taxes, and is subsequently reclassified into interest expense in the period that the hedged forecasted interest payments are made on the Company's variable-rate debt. The effect of derivative instruments on the accompanying condensed consolidated financial statements for the three months ended June 30, 2022 and 2021 is as follows:

		Three Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	Location of Gain or Loss Recognized in Income on Derivatives	Amount of Pre-Tax Gain or (Loss) Recognized in AOCL on Derivatives		Amount of Pre-Tax Gain or (Loss) Reclassified from AOCL into Income (1)
		2022	2021	2022	2021
Interest rate swaps	Interest expense	$4,966	$(1,394)	$(2,831)	$(5,443)
(1) The reclassifications from accumulated other comprehensive loss to net income was reduced by taxes of $0.7 million and $1.4 million for the three months ended June 30, 2022 and 2021, respectively.
Over the next 12 months, the Company estimates that $3.4 million will be reclassified as a decrease to interest expense. Cash flows associated with periodic settlements of interest rate swaps will be classified as operating activities in the condensed consolidated statement of cash flows.
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

10. INCOME TAXES
The Company’s effective income tax rates were 23.1% and 22.9% for the three months ended June 30, 2022 and 2021. Our effective tax rates for these periods differ from the federal statutory rate 21.0% primarily due to the inclusion of state and foreign income taxes and permanent rate differences, which are predominantly related to certain executive compensation and the accrual of reserves for uncertain tax positions, offset by research and development tax credits, excess tax benefits for employee share-based compensation, and the Foreign Derived Intangible Income deduction.
The Company is currently contesting tax assessments from the District of Columbia Office of Tax and Revenue ("DC OTR") for fiscal years 2013 through 2015. The assessment relates to $11.7 million of taxes, net of federal tax benefits, as of June 30, 2022.
During fiscal 2022, the Company received notification that the District of Columbia Office of Administrative Hearings ruled in favor of the DC OTR. The Company is currently appealing the decision with the District of Columbia Court of Appeals. The Company intends to continue to vigorously defend this matter and filed its appellate brief on May 9, 2022. DC OTR's response brief is due August 8, 2022, absent an extension, while the Company's response brief is due August 29, 2022.

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
The Company has taken similar tax positions with respect to subsequent fiscal years. As of June 30, 2022, the Company does not maintain reserves for any uncertain tax positions related to the contested tax benefits related to 2013 through 2015, nor does it maintain reserves for the similar tax positions taken in the subsequent fiscal years. Management continues to evaluate this position quarterly to determine if a change in estimate is needed. If an adverse final resolution were to occur with respect to uncertain tax positions related to the contested tax benefits or the similar tax positions taken for fiscal years 2013 through 2020, the total potential future tax expense that would arise would be approximately $40.2 million to $55.9 million, net of federal benefits.
11. EMPLOYEE BENEFIT PLANS
The Company sponsors the Employees’ Capital Accumulation Plan, or ECAP, which is a qualified defined contribution plan that covers eligible U.S. and certain international employees. ECAP provides for distributions to participants by reason of retirement, death, disability, or termination of employment. The Company provides an annual matching contribution of up to 6% of eligible annual compensation. Total expenses recognized under ECAP were $46.2 million and $43.2 million for the three months ended June 30, 2022 and 2021, respectively.
The Company also provides post-retirement healthcare benefits to former officers under a medical indemnity insurance plan, with premiums paid by the Company. As of June 30, 2022 and March 31, 2022, the unfunded status of the post-retirement medical plan was $115.0 million and $113.5 million, respectively, which is included in other long-term liabilities in the accompanying condensed consolidated balance sheets. Remaining balance sheet and income statement impacts of any benefit plans are immaterial for all periods presented in these Condensed Consolidated Financial Statements.
12. ACCUMULATED OTHER COMPREHENSIVE LOSS
All amounts recorded in other comprehensive loss are related to the Company's post-retirement plans and interest rate swaps designated as cash flow hedges. The following table shows the changes in accumulated other comprehensive loss, net of tax:

	Three Months Ended June 30, 2022
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of period	$8,811	$(226)	$8,585
Other comprehensive income before reclassifications(1)	—	3,668	3,668
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	2,091	2,089
Net current-period other comprehensive income (loss)	(2)	5,759	5,757
End of period	$8,809	$5,533	$14,342
(1) Changes in other comprehensive income before reclassification for derivatives designated as cash flow hedges are recorded net of tax benefit of $1.3 million for the three months ended June 30, 2022, respectively.

	Three Months Ended June 30, 2021
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of period	$(1,562)	$(28,209)	$(29,771)
Other comprehensive loss before reclassifications(2)	—	(1,031)	(1,031)
Amounts reclassified from accumulated other comprehensive loss	19	4,025	4,044
Net current-period other comprehensive income	19	2,994	3,013
End of period	$(1,543)	$(25,215)	$(26,758)
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

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
13. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense recognized in the condensed consolidated statements of operations:

	Three Months Ended June 30,
	2022	2021
Cost of revenue	$7,482	$5,885
General and administrative expenses	6,214	6,559
Total	$13,696	$12,444
The following table summarizes the total stock-based compensation expense recognized in the condensed consolidated statements of operations by the following types of equity awards:

	Three Months Ended June 30,
	2022	2021
Equity Incentive Plan Options	$552	$573
Restricted Stock and other awards	13,144	11,871
Total	$13,696	$12,444
As of June 30, 2022, there was $99.2 million of total unrecognized compensation cost related to unvested stock-based compensation agreements. The unrecognized compensation cost as of June 30, 2022 is expected to be fully amortized over the next 4.92 years. Absent the effect of accelerating stock compensation cost for any departures of employees who may continue to vest in their equity awards, the following table summarizes the unrecognized compensation cost and the weighted-average period the cost is expected to be amortized.

	June 30, 2022
	Unrecognized Compensation Cost	Weighted Average Remaining Period to be Recognized (in years)
Equity Incentive Plan Options	$5,518	4.11
Restricted Stock and other Awards	93,632	1.98
Total	$99,150
Equity Incentive Plan
As of June 30, 2022, there were 1.3 million EIP options outstanding, of which 0.6 million were unvested.
During the three months ended June 30, 2022, the Board of Directors granted 0.8 million restricted stock units to certain employees of the Company. The aggregate value of these awards was $66.4 million based on the grant date stock price.
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

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

	Recurring Fair Value Measurements as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Current derivative instruments (2)	$—	$3,424	$—	$3,424
Long-term deferred compensation plan asset (1)	20,186	—	—	20,186
Long term derivative instruments (2)	—	4,099	—	4,099
Total Assets	$20,186	$7,523	$—	$27,709
Liabilities:
Long-term deferred compensation plan liability (1)	20,186	—	—	20,186
Total Liabilities	$20,186	$—	$—	$20,186

	Recurring Fair Value Measurements as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Long-term deferred compensation plan asset (1)	$16,512	$—	$—	$16,512
Long term derivative instruments (2)	—	4,088	—	4,088
Total Assets	$16,512	$4,088	$—	$20,600
Liabilities:
Current derivative instruments (2)	$—	$4,324	$—	$4,324
Long-term derivative instruments (2)	—	39	—	39
Long-term deferred compensation plan liability (1)	16,512	—	—	16,512
Total Liabilities	$16,512	$4,363	$—	$20,875
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
(2) The Company’s interest rate swaps are considered over-the-counter derivatives and fair value is estimated based on the present value of future cash flows using a model-derived valuation that uses Level 2 observable inputs such as interest rate yield curves. See Note 9 to the condensed consolidated financial statements for further discussion on the Company’s derivative instruments designated as cash flow hedges.
The fair value of the Company's cash and cash equivalents, which are Level 1 inputs, approximated its carrying values at June 30, 2022 and March 31, 2022. The fair value of the Company's debt instruments approximated its carrying value at June 30, 2022 and March 31, 2022. The fair value of debt is determined using quoted prices or other market information obtained from recent trading activity of each debt tranche in markets that are not active (Level 2 inputs). The fair value is corroborated by prices derived from the interest rate spreads of recently completed leveraged loan transactions of a similar credit profile, industry, and terms to that of the Company. The fair value of the Senior Notes due 2029 and the Senior Notes due 2028 are determined using quoted prices or other market information obtained from recent trading activity in the high-yield bond market (Level 2 inputs).
15. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Third-Party Guarantees
As of June 30, 2022 and March 31, 2022, the Company was contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that totaled $7.7 million and $8.4 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At both June 30, 2022 and March 31, 2022, approximately $1.0 million of these instruments reduced the available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $20.0 million facility of which $13.2 million and $12.6 million were available to the Company at June 30, 2022 and March 31, 2022, respectively.

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Government Contracting Matters - Provision for Claimed Indirect Costs
For the three months ended June 30, 2022 and 2021, approximately 97% and 98%, respectively, of the Company's revenue was generated from contracts where the end user was an agency or department of the U.S. government, including contracts where the Company performed either as a prime contractor or subcontractor, and regardless of the geographic location in which the work was performed. As noted in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2022, in the ordinary course of business, agencies of the U.S. government, including the Defense Contract Audit Agency (DCAA), audit the Company’s claimed indirect costs and conduct inquiries and investigations of our business practices with respect to government contracts to determine whether the Company's operations are conducted in accordance with these requirements and the terms of the relevant contracts. Management believes it has recorded the appropriate provision for claimed indirect costs for any audit, inquiry, or investigation of which it is aware that may be subject to any reductions and/or penalties. As of June 30, 2022 and March 31, 2022, the Company had recorded liabilities of approximately $295.6 million and $290.4 million, respectively, for estimated adjustments to claimed indirect costs based on its historical DCAA audit results, including the final resolution of such audits with the Defense Contract Management Agency, for claimed indirect costs incurred subsequent to fiscal 2011, and for contracts not yet closed that are subject to audit and final resolution.
Litigation
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government, which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of June 30, 2022 and March 31, 2022, there were no material amounts accrued in the condensed consolidated financial statements related to these proceedings. As previously disclosed in Note 20 to the consolidated financial statements of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2022, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with these matters.

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
The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources, and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 filed with the Securities and Exchange Commission on May 20, 2022, or Annual Report, and under Part II, “Item 1A. Risk Factors,” and “— Special Note Regarding Forward Looking Statements” of this Quarterly Report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
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
Financial and Other Highlights
During the first quarter of fiscal 2023, the Company generated year over year revenue growth and increased client staff headcount.
Revenue increased 13.1% from the three months ended June 30, 2021 to the three months ended June 30, 2022. The increase was primarily driven by a combination of headcount and salary increases and higher billable expenses, partially offset by lower staff utilization.
Operating income increased 46.7% to $207.2 million in the three months ended June 30, 2022 from $141.3 million in the three months ended June 30, 2021, which reflects an increase in operating margin from 7.1% to 9.2%. The increases in operating income and operating margin for the three months ended June 30, 2022 were primarily driven by the same drivers benefiting revenue growth, partially offset by higher unallowable spend.
The Company also incurred incremental legal costs during the three months ended June 30, 2022 in response to the U.S. Department of Justice investigation and matters which purport to relate to the investigation, a portion of which was offset by the receipt of insurance reimbursements. We expect to incur additional costs in the future. Based on the information currently available, the Company is not able to reasonably estimate the expected long-term incremental legal costs or amounts that may be reimbursed associated with this investigation and these related matters.
We are monitoring the evolving situation related to COVID-19, and we continue to work with our stakeholders to assess further possible implications to our business. We could be impacted by the implementation of our Company policy requiring full COVID-19 vaccinations of all employees, except for employees who qualify for medical or religious exemptions. Although we cannot currently predict the overall impact of COVID-19, the longer the duration of the event, the more likely it is that it could have an adverse effect on our business, financial position, results of operations, billable expenses, and/or cash flows.

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
•"Adjusted Operating Income" represents operating income before acquisition and divestiture costs, financing transaction costs, and significant acquisition amortization. We prepare Adjusted Operating Income to eliminate the impact of items we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature.
•"Adjusted EBITDA" represents net income attributable to common stockholders before income taxes, net interest and other expense and depreciation and amortization and before certain other items, including acquisition and divestiture costs, and financing transaction costs. "Adjusted EBITDA Margin on Revenue" is calculated as Adjusted EBITDA divided by revenue. "Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses" is calculated as Adjusted EBITDA divided by Revenue, Excluding Billable Expenses. The Company prepares Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, and Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses to eliminate the impact of items it does not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary or non-recurring nature or because they result from an event of a similar nature.
•"Adjusted Net Income" represents net income attributable to common stockholders before: (i) acquisition and divestiture costs, (ii) financing transaction costs, (iii) significant acquisition amortization, and (iv) amortization or write-off of debt issuance costs and debt discount, in each case net of the tax effect where appropriate calculated using an assumed effective tax rate. We prepare Adjusted Net Income to eliminate the impact of items, net of tax, we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature. We view Adjusted Net Income as an important indicator of performance consistent with the manner in which management measures and forecasts the Company's performance and the way in which management is incentivized to perform.

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

	Three Months Ended June 30,
(In thousands, except share and per share data)	2022	2021
	(Unaudited)
Revenue, Excluding Billable Expenses
Revenue	$2,249,600	$1,989,066
Less: Billable expenses	674,266	555,545
Revenue, Excluding Billable Expenses	$1,575,334	$1,433,521
Adjusted Operating Income
Operating Income	$207,195	$141,257
Acquisition and divestiture costs (a)	5,093	66,789
Financing transaction costs (b)	—	2,348
Significant acquisition amortization (c)	11,087	2,658
Adjusted Operating Income	$223,375	$213,052
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue & Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses
Net income attributable to common stockholders	$138,284	$92,102
Income tax expense	41,489	27,352
Interest and other, net (d)	27,613	21,803
Depreciation and amortization	40,102	27,745
EBITDA	247,488	169,002
Acquisition and divestiture costs (a)	5,093	66,789
Financing transaction costs (b)	—	2,348
Adjusted EBITDA	$252,581	$238,139
Adjusted EBITDA Margin on Revenue	11.2%	12.0%
Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses	16.0%	16.6%
Adjusted Net Income
Net income attributable to common stockholders	$138,284	$92,102
Acquisition and divestiture costs (a)	5,093	66,789
Financing transaction costs (b)	—	2,348
Significant acquisition amortization (c)	11,087	2,658
Amortization and write-off of debt issuance costs and debt discount	823	887
Adjustments for tax effect (e)	(4,421)	(18,897)
Adjusted Net Income	$150,866	$145,887
Adjusted Diluted Earnings Per Share
Weighted-average number of diluted shares outstanding	133,011,088	136,392,343
Adjusted Net Income Per Diluted Share (f)	$1.13	$1.07
Free Cash Flow
Net cash used in operating activities	$(45,634)	$(10,662)
Less: Purchases of property, equipment and software	(13,734)	(9,008)
Free Cash Flow	$(59,368)	$(19,670)
(a)Represents costs associated with the acquisition and divestiture efforts of the Company related to transactions for which the Company has entered into a letter of intent to either acquire a controlling financial interest in the target entity or divest a portion of our business. Acquisition and divestiture costs primarily include costs associated with (i) buy-side and sell-side due diligence activities, (ii) compensation expenses associated with employee retention, and (iii) legal and advisory fees primarily associated with the acquisitions of Liberty IT Solutions, LLC ("Liberty"), Tracepoint Holdings, LLC ("Tracepoint"), and EverWatch Corp. ("EverWatch"), as well as the planned divestiture of our management consulting business serving the Middle East and North Africa (the "MENA Divestiture").
(b)Reflects expenses associated with debt financing activities incurred during the first quarter of fiscal 2022.
(c)Amortization expense associated with acquired intangibles from significant acquisitions. Significant acquisitions include acquisitions which the Company considers to be beyond the scope of our normal operations. Significant acquisition amortization includes amortization expense associated with the acquisition of Liberty in the first quarter of fiscal 2022.
(d)Reflects the combination of Interest expense and Other income (expense), net from the condensed consolidated statement of operations.
(e)Reflects the tax effect of adjustments at an assumed effective tax rate of 26%, which approximates the blended federal and state tax rates, and consistently excludes the impact of other tax credits and incentive benefits realized.
(f)Excludes adjustments of approximately $0.9 million and $0.5 million of net earnings for the three months ended June 30, 2022 and June 30, 2021, respectively, associated with the application of the two-class method for computing diluted earnings per share.
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
The table below presents the percentage of total revenue for each type of contract:

	Three Months Ended June 30,
	2022	2021
Cost-reimbursable	53%	56%
Time-and-materials	24%	25%
Fixed-price	23%	19%
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

We generate revenue under our contracts and task orders through our provision of services as both a prime contractor and subcontractor, as well as from the provision of services by subcontractors under contracts and task orders for which we act as the prime contractor. The mix of these types of revenue affects our operating margin. Substantially all of our operating margin is derived from direct client staff labor, as the portion of our operating margin derived from fees we earn on services provided by our subcontractors is not significant. We view growth in direct client staff labor as the primary driver of earnings growth. Direct client staff labor growth is driven by client staff headcount growth, after attrition, and total backlog growth.
Our People
Revenue from our contracts is derived from services delivered by client staff and, to a lesser extent, from our subcontractors. Our ability to hire, retain, and deploy talent with skills appropriately aligned with client needs is critical to our ability to grow our revenue. We continuously evaluate whether our talent base is properly sized and appropriately compensated, and contains an optimal mix of skills to be cost competitive and meet the rapidly evolving needs of our clients. We seek to achieve that result through recruitment and management of capacity and compensation. As of June 30, 2022 and 2021, we employed approximately 29,300 and 28,600 people, respectively, of which approximately 26,400 and 25,500, respectively, were client staff.
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
The following table summarizes the value of our contract backlog at the respective dates presented:

	June 30, 2022	June 30, 2021
	(In millions)
Backlog:
Funded	$4,020	$3,493
Unfunded	9,991	9,029
Priced options	14,617	14,295
Total backlog	$28,628	$26,817

Our total backlog consists of remaining performance obligations, certain orders under contracts for which the period of performance has expired, and unexercised option period and other unexercised optional orders. As of June 30, 2022 and March 31, 2022, the Company had $7.5 billion and $7.4 billion of remaining performance obligations, respectively. We expect to recognize approximately 70% of the remaining performance obligations at June 30, 2022 as revenue over the next 12 months, and approximately 85% over the next 24 months. The remainder is expected to be recognized thereafter. However, given the uncertainties discussed below, as well as the risks described in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all. Our backlog includes orders under contracts that in some cases extend for several years. The U.S. Congress generally appropriates funds for our clients on a yearly basis, even though their contracts with us may call for performance that is expected to take a number of years to complete. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until the U.S. Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.
We view growth in total backlog and client staff headcount as the two key measures of our potential business growth. Growing and deploying client staff is the primary means by which we are able to achieve profitable revenue growth. To the extent that we are able to hire additional client staff and deploy them against funded backlog, we generally recognize increased revenue. Total backlog increased by 6.8% from June 30, 2021 to June 30, 2022. Additions to funded backlog during the twelve months ended June 30, 2022 totaled $9.2 billion in comparison to $7.9 billion for the comparable period in fiscal 2022, as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options. We report internally on our backlog on a monthly basis and review backlog upon occurrence of certain events to determine if any adjustments are necessary.
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
In addition, contract backlog includes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the funded backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a predetermined expiration date such as the end of the U.S. government's fiscal year. The revenue value of orders included in contract backlog that has not been recognized as revenue due to period of performance expirations has not exceeded approximately 5.1% of total backlog as of June 30, 2022 and any of the four preceding fiscal quarters.
We expect to recognize revenue from a substantial portion of funded backlog as of June 30, 2022 within the next twelve months. However, given the uncertainties discussed above, as well as the risks described in Part I, Item 1A, of our Annual Report on Form 10-K, we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all.
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
Critical Accounting Estimates and Policies
Our critical accounting estimates and policies are disclosed in the Critical Accounting Estimates and Policies section in Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended March 31, 2022. There were no other material changes to our critical accounting policies, estimates or judgments that occurred in the quarterly period covered by this report.

Results of Operations
The following table sets forth items from our condensed consolidated statements of operations for the three months ended June 30, 2022 and June 30, 2021.

	Three Months Ended June 30,		Percent
	2022	2021	Change
	(Unaudited)	(Unaudited)
	(In thousands)
Revenue	$2,249,600	$1,989,066	13.1%
Operating costs and expenses:
Cost of revenue	1,074,973	962,719	11.7%
Billable expenses	674,266	555,545	21.4%
General and administrative expenses	253,064	301,800	(16.1)%
Depreciation and amortization	40,102	27,745	44.5%
Total operating costs and expenses	2,042,405	1,847,809	10.5%
Operating income	207,195	141,257	46.7%
Interest expense	(24,655)	(21,270)	15.9%
Other income (expense), net	(2,958)	(533)	455.0%
Income before income taxes	179,582	119,454	50.3%
Income tax expense	41,489	27,352	51.7%
Net income	$138,093	$92,102	49.9%
Net loss attributable to non-controlling interest	191	—	NM
Net income attributable to common stockholders	$138,284	$92,102	50.1%
NM - Not meaningful.
Revenue
Revenue increased to $2,249.6 million from $1,989.1 million, or a 13.1% increase, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The increase was primarily driven by a combination of headcount growth, salary increases, and higher billable expenses, partially offset by lower staff utilization. The increase in revenue also includes approximately $103 million of inorganic contributions related to fiscal 2022 acquisitions. Total headcount as of June 30, 2022 increased approximately 750 as compared to June 30, 2021.
Cost of Revenue
Cost of revenue as a percentage of revenue was 47.8% and 48.4% for the three months ended June 30, 2022 and 2021, respectively. Cost of revenue increased to $1,075.0 million from $962.7 million, or an 11.7% increase, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The changes were primarily due to increases in salaries and salary-related benefits in the three months ended June 30, 2022 of $86.8 million, driven by increased headcount and annual base salary increases.

Billable Expenses
Billable expenses as a percentage of revenue were 30.0% and 27.9% for the three months ended June 30, 2022 and 2021, respectively. Billable expenses increased to $674.3 million from $555.5 million, or a 21.4% increase, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The increase was primarily attributable to an $81.4 million increase in the use of subcontractors driven by client demand and timing of client needs, as well as increases in expenses from contracts that require the Company to incur other direct expenses and travel on behalf of clients as compared to the prior year period.
General and Administrative Expenses
General and administrative expenses as a percentage of revenue were 11.2% and 15.2% for the three months ended June 30, 2022 and 2021, respectively. General and administrative expenses decreased to $253.1 million from $301.8 million, or a 16.1% decrease, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to $66.8 million of acquisition costs incurred during the first quarter of fiscal 2022 associated with our acquisition of Liberty.
Depreciation and Amortization
Depreciation and amortization expense increased to $40.1 million from $27.7 million, or a 44.5% increase, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to increases in intangible amortization related to the acquisitions in fiscal 2022.
Interest Expense
Interest expense increased to $24.7 million from $21.3 million, or a 15.9% increase, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to increased expense related to the issuance of the Senior Notes due 2029 (as defined below) in fiscal 2022.
Other Income (Expense), net
Other income (expense), net increased to a $(3.0) million net other expense for the three months ended June 30, 2022 from $(0.5) million for the three months ended June 30, 2021, respectively, primarily due to income or losses associated with our equity method investments.
Income Tax Expense
Income tax expense increased to $41.5 million for the three months ended June 30, 2022 from $27.4 million for the three months ended June 30, 2021, an increase of 51.7%. The increase was primarily due to the changes in pre-tax income as compared to the prior year period. The effective tax rate increased to 23.1% for the three months ended June 30, 2022 from 22.9% for the three months ended June 30, 2021.

Liquidity and Capital Resources
The following table presents selected financial information as of June 30, 2022 and March 31, 2022 and for the first three months of fiscal 2023 and 2022:

	June 30, 2022	March 31, 2022
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$497,828	$695,910
Total debt	2,783,876	2,800,072

	Three Months Ended June 30,
	2022	2021
	(Unaudited)	(Unaudited)
	(In thousands)
Net cash used in operating activities	$(45,634)	$(10,662)
Net cash used in investing activities	(13,734)	(676,591)
Net cash provided by (used in) financing activities	(138,714)	318,160
Total decrease in cash and cash equivalents	$(198,082)	$(369,093)

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
•the ongoing maintenance around all financial management systems;
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
On March 16, 2022, the Company announced that it had entered into a stock purchase agreement to acquire EverWatch Corp. ("EverWatch"), a leading provider of advanced solutions to the defense and intelligence communities for approximately $440.0 million, subject to customary adjustments. If consummated, the Company expects to fund the acquisition with cash on hand. The transaction is subject to satisfaction of customary closing conditions. On June 29, 2022, the U.S. Department of Justice (“DOJ”) initiated a lawsuit seeking to enjoin consummation of the transaction. In connection with the DOJ’s lawsuit, the Company and EverWatch agreed to delay any closing of the transaction until October 9, 2022 or the date on which the court denies the DOJ’s request for a preliminary injunction and/or permanent injunction, whichever is earlier. The DOJ litigation and related delay have introduced an increased level of uncertainty regarding the ability of the parties to consummate the transaction. The Company can make no assurances that the transaction will be consummated.
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
Operating Cash Flow
Net cash provided by operations is primarily affected by the overall profitability of our contracts, our ability to invoice and collect cash from clients in a timely manner, our ability to manage our vendor payments and the timing of cash paid for income taxes. Continued uncertainty in global economic conditions may also affect our business as customers and suppliers may decide to downsize, defer, or cancel contracts, which could negatively affect the operating cash flows. Net cash used in operations was $45.6 million for the three months ended June 30, 2022 compared to $10.7 million in the prior year period. Strong collections in line with revenue growth were partially offset by higher disbursements and one time payroll items associated with administrative staffing changes completed last quarter and other business transactions.
Beginning in fiscal 2023, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years. We currently anticipate our fiscal 2023 cash from operations will be negatively impacted by approximately $150 million as a result of this provision, but the actual impact on the current fiscal year will depend on if and when this provision is deferred, modified, or repealed by Congress, including if retroactively, any guidance issued by the Treasury Department regarding the identification of appropriate costs for capitalization, and the amount of research and development expenses paid or incurred in fiscal 2023 (among other factors). This will also have an offsetting impact on deferred tax assets. While the largest impact will be to fiscal 2023 cash from operations, the impact would continue over the five year amortization period, but would decrease over the period and be immaterial in year six.
Investing Cash Flow
Net cash used in investing activities was $13.7 million in the three months ended June 30, 2022 compared to $676.6 million in the prior year period. The decrease in net cash used in investing activities was primarily due to the Company's acquisition of Liberty in the prior year period.
Financing Cash Flow
Net cash used in financing activities was $138.7 million in the three months ended June 30, 2022 compared to $318.2 million in the prior year period. The decrease in net cash used in financing activities was primarily due to net proceeds in the prior year of $493.7 million from the issuance of the 4.000% Senior Notes due 2029, partially offset by a decrease in share repurchases of $50.4 million and a decrease in payments on the Company's Term Loans of $43.9 million over the prior year period.
Dividends and Share Repurchases
On July 29, 2022, the Company announced a regular quarterly cash dividend in the amount of $0.43 per share. The quarterly dividend is payable on August 31, 2022 to stockholders of record on August 15, 2022.
During the first quarter of fiscal 2023, a quarterly cash dividend of $0.43 per share was declared and paid totaling $58.9 million. During the first quarter of fiscal 2022, a quarterly cash dividend of $0.37 per share was declared and paid totaling $51.6 million.
On December 12, 2011, the Board of Directors approved a share repurchase program, which was most recently increased by $400.0 million to $2,560.0 million on July 27, 2022. The Company may repurchase shares pursuant to the program by means of open market repurchases, directly negotiated repurchases or through agents acting pursuant to negotiated repurchase agreements. During the first three months of fiscal 2023, the Company purchased $0.6 million shares of the Company's Class A Common Stock for an aggregate of $46.9 million. As of June 30, 2022, the Company had approximately $604.7 million remaining under the repurchase program.
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

Indebtedness
As of June 30, 2022, the Credit Agreement provided Booz Allen Hamilton Inc. ("Booz Allen Hamilton") with a $1,225.3 million Term Loan A ("Term Loan A"), a $379.3 million Term Loan B ("Term Loan B" and, together with Term Loan A, the "Term Loans"), and a $1,000.0 million revolving credit facility (the "Revolving Credit Facility") with a sub-limit for letters of credit of $200.0 million (collectively, the "Secured Credit Facility"). As of June 30, 2022, the maturity date of Term Loan A and Term Loan B are June 24, 2026 and November 26, 2026, respectively. Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement (the "Guarantee") are secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Booz Allen Hamilton Investor Corporation, and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement and related documentation.
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
As of June 30, 2022 and March 31, 2022, Booz Allen Hamilton was contingently liable under open standby letters of credit and bank guarantees issued by its banks in favor of third parties that totaled $7.7 million and $8.4 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. For each of June 30, 2022 and March 31, 2022, approximately $1.0 million of these instruments reduced our available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $20.0 million facility of which $13.2 million and $12.6 million, respectively, was available to Booz Allen Hamilton at June 30, 2022 and March 31, 2022. As of June 30, 2022, we had $999.0 million of capacity available for additional borrowings under the Revolving Credit Facility.
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. In addition, Booz Allen Hamilton is required to meet certain financial covenants at each quarter end, namely consolidated net total leverage and consolidated net interest coverage ratios. As of June 30, 2022 and March 31, 2022, Booz Allen Hamilton was in compliance with all financial covenants associated with its debt and debt-like instruments.
For the three months ended June 30, 2022 and 2021, interest payments of $6.3 million and $4.9 million were made for Term Loan A, respectively, and $2.4 million and $1.8 million were made for Term Loan B, respectively.
Borrowings under the Term Loans and, if used, the Revolving Credit Facility, incur interest at a variable rate. In accordance with our risk management strategy, Booz Allen Hamilton executed a series of interest rate swaps. As of June 30, 2022, we had interest rate swaps with an aggregate notional amount of $550.0 million. These instruments hedge the variability of cash outflows for interest payments on the floating portion of our debt. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense (See Note 9 to our condensed consolidated financial statements).
On June 17, 2021, Booz Allen Hamilton issued $500.0 million aggregate principal amounts of its 4.000% Senior Notes due July 1, 2029 (the “Senior Notes due 2029”) under an Indenture, dated as of June 17, 2021, among Booz Allen Hamilton, certain subsidiaries of Booz Allen Hamilton, as guarantors (the “2029 Subsidiary Guarantors”), and Wilmington Trust, National Association (in such capacity, the “2029 Trustee”), as supplemented by the First Supplemental Indenture, dated as of June 17, 2021, among Booz Allen Hamilton, the 2029 Subsidiary Guarantors and the 2029 Trustee. The Senior Notes due 2029 and the related guarantees are Booz Allen Hamilton’s and each 2029 Subsidiary Guarantor's senior unsecured obligations and rank equally in right of payment with all of Booz Allen Hamilton’s and the 2029 Subsidiary Guarantors’ existing and future senior indebtedness and rank senior in right of payment to any of Booz Allen Hamilton’s and the 2029 Subsidiary Guarantors’ future subordinated indebtedness. The net proceeds from the sale of the Senior Notes due 2029 were used to fund the acquisition of Liberty and to pay related fees and expenses.
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

On August 24, 2020, Booz Allen Hamilton issued $700.0 million aggregate principal amount of its 3.875% Senior Notes due 2028 (the “Senior Notes due 2028”) under an Indenture, dated as of August 24, 2020, among Booz Allen Hamilton, certain subsidiaries of Booz Allen Hamilton, as guarantors (the "2028 Subsidiary Guarantors"), and Wilmington Trust, National Association, as trustee (the "2028 Trustee"), as supplemented by the First Supplemental Indenture, dated as of August 24, 2020, among Booz Allen Hamilton, the 2028 Subsidiary Guarantors and the 2028 Trustee. Each of Booz Allen Hamilton's existing and future restricted subsidiaries that guarantee its obligations under the Secured Credit Facility or certain other indebtedness guarantee the Senior Notes due 2028 on a senior unsecured basis. The Senior Notes due 2028 and the guarantees are Booz Allen Hamilton’s and each 2028 Subsidiary Guarantors’ senior unsecured obligations and rank equally in right of payment with all of Booz Allen Hamilton’s and the 2028 Subsidiary Guarantors’ existing and future senior indebtedness and rank senior in right of payment to any of Booz Allen Hamilton’s and the Subsidiary Guarantors’ future subordinated indebtedness.
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
Capital Structure and Resources
Our stockholders’ equity amounted to $1,099.1 million as of June 30, 2022, an increase of $52.4 million, compared to stockholders’ equity of $1,046.7 million as of March 31, 2022, primarily due to $57.6 million in treasury stock resulting from the repurchase of shares of our Class A Common Stock, and $58.3 million in quarterly dividend payments for the three months ended June 30, 2022, partially offset by net income of $138.1 million, stock-based compensation expense of $13.7 million, and issuance of common stock of $6.1 million during the three months ended June 30, 2022.
Capital Expenditures
Since we do not own any of our facilities, our capital expenditure requirements primarily relate to the purchase of computers, management systems, furniture, and leasehold improvements to support our operations. Direct facility and equipment costs billed to clients are not treated as capital expenses. Our capital expenditures for the three months ended June 30, 2022 and 2021 were $13.7 million and $9.0 million, respectively. The increase in capital expenditures was primarily driven by the Company's continued investment in its business, technology, and infrastructure.
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
•risks related to pending, completed and future acquisitions and dispositions, including the ability to satisfy specified closing conditions for pending transactions, such as those related to receipt of regulatory approval or lack of regulatory intervention, and to realize the expected benefits from completed acquisitions and dispositions;
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
•the impact of ESG-related risks and climate change generally on our and our clients' businesses and operations; and
•other risks and factors listed under “Item 1A. Risk Factors” and elsewhere in this Quarterly Report, as well as those listed under "Risk Factors" in our Annual Report on Form 10-K for the year ended March 31, 2022.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the information disclosed in the Quantitative and Qualitative Disclosures About Market Risk section in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 filed with the Securities and Exchange Commission on May 20, 2022.
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of June 30, 2022 and March 31, 2022, there were no material amounts accrued in the condensed consolidated financial statements related to these proceedings.
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
On November 13, 2017, a Verified Shareholder Derivative Complaint was filed in the United States District Court for the District of Delaware styled Celine Thum v. Rozanski et al., C.A. No. 17-cv-01638, naming the Company as a nominal defendant and numerous current and former officers and directors as defendants. The complaint asserts claims for breach of fiduciary duties, unjust enrichment, waste of corporate assets, abuse of control, gross mismanagement, and violations of Sections 14(a), 10(b), and 20(a) of the Exchange Act, purportedly relating to matters that are the subject of the DOJ investigation described above. The parties have stipulated to a stay of the proceedings pending the outcome of the securities litigation (described above), which the court so ordered on January 24, 2018. On December 12, 2019, the court ordered that the stay remain in effect and ordered the parties to submit periodic status reports. On May 27, 2020, November 23, 2020, May 24, 2021, November 22, 2021, and May 23, 2022, the parties submitted status reports stating that plaintiff believes the stay should remain in effect and defendants do not object to the stay remaining in effect. At this stage of the lawsuit, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with the lawsuit.

Item 1A.    Risk Factors
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 filed with the Securities and Exchange Commission on May 20, 2022.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table shows the share repurchase activity during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 2022	112,742	$88.70	112,742	$641,627,936
May 2022	308,526	$81.03	308,526	$616,627,918
June 2022	140,556	$84.82	140,556	$604,705,851
Total	561,824		561,824

(1)On December 12, 2011, the Board of Directors approved a share repurchase program, which was most recently increased by $400.0 million to $2,560.0 million on July 27, 2022. A special committee of the Board of Directors was appointed to evaluate market conditions and other relevant factors and initiate repurchases under the program from time to time. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. The above table does not factor in any increases to the share repurchase program subsequent to June 30, 2022.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
On July 26, 2022, Karen M. Dahut, Executive Vice President and President of the Global Defense Sector of the Company, informed the Company of her planned retirement from the Company. In connection with the foregoing, effective as of August 1, 2022, Judith Dotson, Executive Vice President and President of the National Security Sector of the Company, is assuming the role of President of the Global Defense Sector of the Company, and Thomas Pfeifer, Executive Vice President, is being promoted to President of the National Security Sector of the Company.

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

101
The following materials from Booz Allen Hamilton Holding Corporation’s Quarterly Report on Form 10-Q for the three months ended June 30, 2022 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2022 and March 31, 2022; (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2022 and 2021; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2022 and 2021; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2022 and 2021; and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
___________________________________
*    Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Booz Allen Hamilton Holding Corporation
Registrant

Date: July 29, 2022	By:	/s/ Lloyd W. Howell, Jr.
Lloyd W. Howell, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)