Form 10-Q
period 2022-09-30
Booz Allen Hamilton Holding Corp
filed 2022-10-28
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of 10/26/2022
Class A Common Stock	132,226,183

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	September 30, 2022	March 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$756,520	$695,910
Accounts receivable, net	1,655,774	1,622,989
Prepaid expenses and other current assets	305,753	126,777
Total current assets	2,718,047	2,445,676
Property and equipment, net of accumulated depreciation	191,247	202,229
Operating lease right-of-use assets	198,656	227,231
Intangible assets, net of accumulated amortization	607,235	646,682
Goodwill	2,014,890	2,021,931
Other long-term assets	475,582	481,826
Total assets	$6,205,657	$6,025,575
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$41,250	$68,379
Accounts payable and other accrued expenses	944,759	902,616
Accrued compensation and benefits	394,152	438,634
Operating lease liabilities	54,983	52,334
Other current liabilities	65,036	71,991
Total current liabilities	1,500,180	1,533,954
Long-term debt, net of current portion	2,790,011	2,731,693
Operating lease liabilities, net of current portion	212,129	247,070
Deferred tax liabilities	—	239,602
Other long-term liabilities	484,802	226,535
Total liabilities	4,987,122	4,978,854
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, Class A — $0.01 par value — authorized, 600,000,000 shares; issued, 165,110,617 shares at September 30, 2022 and 164,372,545 shares at March 31, 2022; outstanding, 132,314,959 shares at September 30, 2022 and 132,584,348 shares at March 31, 2022	1,651	1,646
Treasury stock, at cost — 32,795,658 shares at September 30, 2022 and 31,788,197 shares at March 31, 2022	(1,722,881)	(1,635,454)
Additional paid-in capital	706,620	656,222
Retained earnings	2,208,952	2,015,071
Accumulated other comprehensive loss	22,141	8,585
Total Booz Allen stockholders' equity	1,216,483	1,046,070
Non-controlling interest	2,052	651
Total stockholders’ equity	1,218,535	1,046,721
Total liabilities and stockholders’ equity	$6,205,657	$6,025,575

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Revenue	$2,298,976	$2,106,038	$4,548,576	$4,095,104
Operating costs and expenses:
Cost of revenue	1,057,450	947,689	2,132,423	1,910,408
Billable expenses	684,941	640,120	1,359,207	1,195,665
General and administrative expenses	293,612	262,260	546,676	564,060
Depreciation and amortization	39,052	37,602	79,154	65,347
Total operating costs and expenses	2,075,055	1,887,671	4,117,460	3,735,480
Operating income	223,921	218,367	431,116	359,624
Interest expense	(28,342)	(24,254)	(52,997)	(45,524)
Other income, net	26,460	6,848	23,502	6,315
Income before income taxes	222,039	200,961	401,621	320,415
Income tax expense	51,258	46,127	92,747	73,479
Net income	$170,781	$154,834	$308,874	$246,936
Net loss attributable to non-controlling interest	151	—	342	—
Net income attributable to common stockholders	170,932	154,834	309,216	246,936
Earnings per common share (Note 4):
Basic	$1.28	$1.14	$2.32	$1.82
Diluted	$1.28	$1.14	$2.31	$1.81
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Amounts in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Net income	$170,781	$154,834	$308,874	$246,936
Other comprehensive income, net of tax:
Change in unrealized gain on derivatives designated as cash flow hedges	7,801	2,739	13,560	5,733
Change in postretirement plan costs	(2)	20	(4)	39
Total other comprehensive income, net of tax	7,799	2,759	13,556	5,772
Comprehensive income	178,580	157,593	322,430	252,708
Comprehensive loss attributable to non-controlling interest	151	—	342	—
Comprehensive income attributable to common stockholders	$178,731	$157,593	$322,772	$252,708

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in thousands)	Six Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$308,874	$246,936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,154	65,347
Noncash lease expense	27,558	27,664
Stock-based compensation expense	32,222	28,428
Amortization of debt issuance costs	2,287	2,294
Loss on debt extinguishment	10,251	2,515
(Gains) losses on dispositions, and other	(30,151)	(3,018)
Gain on consolidation of equity method investment	—	(5,666)
Changes in assets and liabilities:
Accounts receivable, net	(39,358)	(43,125)
Deferred income taxes and income taxes receivable / payable	(130,843)	59,350
Prepaid expenses and other current and long-term assets	(15,885)	(27,747)
Accrued compensation and benefits	(26,629)	(25,268)
Accounts payable and other accrued expenses	41,453	149,586
Other current and long-term liabilities	(31,841)	(17,550)
Net cash provided by operating activities	227,092	459,746
Cash flows from investing activities
Purchases of property, equipment, and software	(29,734)	(29,675)
Payments for business acquisitions, net of cash acquired	—	(779,581)
Payments for cost method investments	—	(2,000)
Cash received from the sale of a business	44,063	—
Net cash provided by (used in) investing activities	14,329	(811,256)
Cash flows from financing activities
Proceeds from issuance of common stock	12,052	11,526
Stock option exercises	7,992	3,016
Repurchases of common stock	(103,266)	(232,381)
Cash dividends paid	(115,897)	(101,869)
Repayments on revolving credit facility, term loans, and Senior Notes	(396,443)	(78,067)
Net proceeds from debt issuance	414,751	487,027
Proceeds from revolving credit facility	—	60,000
Net cash (used in) provided by financing activities	(180,811)	149,252
Net increase (decrease) in cash and cash equivalents	60,610	(202,258)
Cash and cash equivalents––beginning of period	695,910	990,955
Cash and cash equivalents––end of period	$756,520	$788,697
Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$42,936	$27,658
Income taxes	$215,767	$15,249
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands, except share data)	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	164,900,879	$1,650	(32,477,501)	$(1,693,012)	$679,632	$2,095,093	$14,342	$1,419	$1,099,124
Issuance of common stock	118,216	1	—	—	5,970	—	—	—	5,971
Stock options exercised	91,522	—	—	—	3,396	—	—	—	3,396
Repurchase of common stock	—	—	(318,157)	(29,869)	—	—	—	—	(29,869)
Net income	—	—	—	—	—	170,932	—	(151)	170,781
Other comprehensive income, net of tax	—	—	—	—	—	—	7,799	—	7,799
Dividends declared of $0.43 per share of common stock	—	—	—	—	—	(57,073)	—	—	(57,073)
Stock-based compensation expense	—	—	—	—	18,406	—	—	—	18,406
Contribution to non-controlling interest	—	—	—	—	(784)	—	—	784	—
Balance at September 30, 2022	165,110,617	$1,651	(32,795,658)	$(1,722,881)	$706,620	$2,208,952	$22,141	$2,052	$1,218,535

Balance at March 31, 2022	164,372,545	$1,646	(31,788,197)	$(1,635,454)	$656,222	$2,015,071	$8,585	$651	$1,046,721
Issuance of common stock	503,225	4	—	—	12,048	—	—	—	12,052
Stock options exercised	234,847	1	—	—	7,991	—	—	—	7,992
Repurchase of common stock (1)	—	—	(1,007,461)	(87,427)	—	—	—	—	(87,427)
Net income	—	—	—	—	—	309,216	—	(342)	308,874
Other comprehensive income, net of tax	—	—	—	—	—	—	13,556	—	13,556
Dividends declared of $0.86 per share of common stock	—	—	—	—	—	(115,335)	—	—	(115,335)
Stock-based compensation expense	—	—	—	—	32,102	—	—	—	32,102
Contribution to non-controlling interest	—	—	—	—	(1,743)	—	—	1,743	—
Balance at September 30, 2022	165,110,617	$1,651	(32,795,658)	$(1,722,881)	$706,620	$2,208,952	$22,141	$2,052	$1,218,535

(1) During the six months ended September 30, 2022, the Company purchased 0.9 million shares of the Company’s Class A Common Stock in a series of open market transactions for $76.4 million. Additionally, the Company repurchased shares for $11.0 million during the six months ended September 30, 2022 to cover the minimum statutory withholding taxes on restricted stock units that vested on various dates during the period.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands, except share data)	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	163,464,754	$1,635	(28,035,397)	$(1,327,601)	$577,228	$1,799,029	$(26,758)	$—	$1,023,533
Issuance of common stock	99,738	—	—	—	5,643	—	—	—	5,643
Stock options exercised	63,159	1	—	—	1,222	—	—	—	1,223
Repurchase of common stock	—	—	(1,267,144)	(105,535)	—	—	—	—	(105,535)
Recognition of liability related to future restricted stock units vesting	—	—	—	—	853	—	—	—	853
Net income	—	—	—	—	—	154,834	—	—	154,834
Other comprehensive income, net of tax	—	—	—	—	—	—	2,759	—	2,759
Dividends paid of $0.37 per share of common stock	—	—	—	—	—	(51,196)	—	—	(51,196)
Stock-based compensation expense	—	—	—	—	15,984	—	—	—	15,984
Balance at September 30, 2021	163,627,651	$1,636	(29,302,541)	$(1,433,136)	$600,930	$1,902,667	$(23,999)	$—	$1,048,098

Balance at March 31, 2021	162,950,606	$1,629	(26,704,577)	$(1,216,163)	$557,957	$1,757,524	$(29,771)	$—	$1,071,176
Issuance of common stock	558,681	6	—	—	10,317	—	—	—	10,323
Stock options exercised	118,364	1	—	—	3,015	—	—	—	3,016
Repurchase of common stock (2)	—	—	(2,597,964)	(216,973)	—	—	—	—	(216,973)
Recognition of liability related to future restricted stock units vesting	—	—	—	—	1,213	—	—	—	1,213
Net income	—	—	—	—	—	246,936	—	—	246,936
Other comprehensive income, net of tax	—	—	—	—	—	—	5,772	—	5,772
Dividends declared of $0.74 per share of common stock	—	—	—	—	—	(101,793)	—	—	(101,793)
Stock-based compensation expense	—	—	—	—	28,428	—	—	—	28,428
Balance at September 30, 2021	163,627,651	$1,636	(29,302,541)	$(1,433,136)	$600,930	$1,902,667	$(23,999)	—	$1,048,098

(2) During the six months ended September 30, 2021, the Company purchased 2.4 million shares of the Company’s Class A Common Stock in a series of open market transactions for $203.7 million. Additionally, the Company repurchased shares for $13.3 million during the six months ended September 30, 2021 to cover the minimum statutory withholding taxes on restricted stock units that vested on various dates during the period.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
1. BUSINESS OVERVIEW
Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or the Company, we, us, and our, was incorporated in Delaware in May 2008. The Company provides management and technology consulting, analytics, engineering, digital solutions, mission operations, and cyber services to U.S. and international governments, major corporations, and not-for-profit organizations. The Company reports operating results and financial data in one reportable segment. The Company is headquartered in McLean, Virginia, with approximately 30,000 employees as of September 30, 2022.
2. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, or SEC, and should be read in conjunction with the information contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2022. The interim period unaudited condensed consolidated financial statements are presented as described below. Certain information and disclosures normally required for annual financial statements have been condensed or omitted pursuant to GAAP and SEC rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation of the results of the interim periods presented have been included. The Company’s fiscal year ends on March 31 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31. The results of operations for the six months ended September 30, 2022 are not necessarily indicative of results to be expected for the full fiscal year.
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
Recently Adopted Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“Topic 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance is intended to provide relief for entities impacted by reference rate reform. Topic 848 contains provisions and optional accounting expedients designed to simplify requirements around the designation of hedging relationships, probability assessments of hedged forecasted transactions, and accounting for modifications of contracts that refer to LIBOR or other rates affected by reference rate reform. The guidance is elective and is effective on the date of issuance. Topic 848 is applied prospectively to contract modifications and as of the effective date for existing and new eligible hedging relationships. The Company has elected to apply the hedge accounting practical expedient related to the probability of hedged future LIBOR indexed cash flows and continues its quantitative method of assessing subsequent hedge effectiveness in the fourth quarter of fiscal 2020. Further, during the second quarter ended September 30, 2022, the Company transitioned its term loans from LIBOR-indexed interest payments to Term SOFR-indexed interest payments in connection with the Ninth Amendment of the Credit Agreement. For its interest rate swaps designated as cash flow hedges, the Company elected to apply certain of the accounting expedients to assume that the reference rates upon which hedged forecasted transactions will be based on match the LIBOR-indexed rates used in the Company's interest rate swaps consistent with past presentation. The Company continues to evaluate the impact of Topic 848 and may apply other elections, as applicable. The adoption of this guidance did not have a material impact on the consolidated financial statements and disclosures.

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Recent Accounting Pronouncements Not Yet Adopted
Accounting and reporting pronouncements effective after September 30, 2022 and issued through the filing date are not expected to have a material impact on the Company's condensed consolidated financial statements.
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
Contract Estimates
We recognize revenue for many of our contracts under a contract cost-based input method and require an Estimate-at-Completion (“EAC”) process, which management uses to review and monitor the progress towards the completion of our performance obligations. Under this process, management considers various inputs and assumptions related to the EAC, including, but not limited to, progress towards completion, labor costs and productivity, material and subcontractor costs, and identified risks. Estimating the total cost at the completion of our performance obligations is subjective and requires management to make assumptions about future activity and cost drivers under the contract. Changes in these estimates can occur for a variety of reasons and, if significant, may impact the revenue and profitability of the Company’s contracts. Changes in estimates related to contracts accounted for under the EAC process are recognized on a cumulative catch-up basis in the period when such changes are determinable and reasonably estimable. If the estimate of contract profitability indicates an anticipated loss on a contract, the Company recognizes the total loss at the time it is identified. For each of the three and six months ended September 30, 2022 and 2021, the aggregate impact of adjustments in contract estimates was not material.
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
The table below presents the total revenue for each type of contract:

	Three Months Ended September 30,				Six Months Ended September 30,
	2022		2021		2022		2021
Cost-reimbursable	$1,201,407	52%	$1,127,189	53%	$2,392,235	53%	$2,242,614	55%
Time-and-materials	564,438	25%	500,263	24%	1,110,340	24%	997,713	24%
Fixed-price	533,131	23%	478,586	23%	1,046,001	23%	854,777	21%
Total Revenue	$2,298,976	100%	$2,106,038	100%	$4,548,576	100%	$4,095,104	100%

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Revenue by Customer Type:

	Three Months Ended September 30,				Six Months Ended September 30,
	2022		2021		2022		2021
U.S. government(1):
Defense Clients	$1,019,108	44%	$996,463	48%	$2,039,099	45%	$1,970,069	48%
Intelligence Clients	432,543	19%	396,415	19%	841,426	18%	775,588	19%
Civil Clients	783,782	34%	662,138	31%	1,541,496	34%	1,254,934	31%
Total U.S. government	2,235,433	97%	2,055,016	98%	4,422,021	97%	4,000,591	98%
Global Commercial Clients	63,543	3%	51,022	2%	126,555	3%	94,513	2%
Total Revenue	$2,298,976	100%	$2,106,038	100%	$4,548,576	100%	$4,095,104	100%
(1) Certain contracts were reassigned between the various verticals of our U.S. government business shown in the table above to better align our operations to the customers we serve within each market. Prior year revenue by customer type has been recast to reflect the changes.
Revenue by Whether the Company Acts as a Prime Contractor or a Subcontractor:

	Three Months Ended September 30,				Six Months Ended September 30,
	2022		2021		2022		2021
Prime Contractor	$2,179,375	95%	$1,978,216	94%	$4,310,670	95%	$3,839,939	94%
Subcontractor	119,601	5%	127,822	6%	237,906	5%	255,165	6%
Total Revenue	$2,298,976	100%	$2,106,038	100%	$4,548,576	100%	$4,095,104	100%
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
As of September 30, 2022 and March 31, 2022, the Company had $9.0 billion and $7.4 billion of remaining performance obligations, respectively. We expect to recognize approximately 70% of the remaining performance obligations at September 30, 2022 as revenue over the next 12 months, and approximately 85% over the next 24 months. The remainder is expected to be recognized thereafter.
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
Contract assets primarily consist of unbilled receivables typically resulting from revenue recognized exceeding the amount billed to the customer and right to payment is not just subject to the passage of time. Unbilled amounts represent revenues for which billings have not been presented to customers. These amounts are generally billed and collected within one year subject to various conditions including, without limitation, appropriated and available funding. Long-term unbilled receivables not anticipated to be billed and collected within one year, which are primarily related to retainage, holdbacks, and long-term rate settlements to be billed at contract closeout, are included in other long-term assets in the accompanying condensed consolidated balance sheets. Contract liabilities primarily consist of advance payments, billings in excess of costs incurred and deferred revenue. Contract assets and liabilities are reported on a net contract basis at the end of each reporting period. The Company maintains an allowance for credit losses to provide for an estimate of uncollectible receivables. Provision for credit losses recognized was not material for the three and six months ended September 30, 2022 and 2021.

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
The following table summarizes the contract assets and liabilities, and accounts receivable, net of allowance recognized on the Company’s condensed consolidated balance sheets:

	September 30, 2022	March 31, 2022
Current assets
Accounts receivable–billed	$446,058	$465,322
Accounts receivable–unbilled (contract assets)	1,209,718	1,157,667
Allowance for credit losses	(2)	—
Accounts receivable, net	1,655,774	1,622,989
Other long-term assets
Accounts receivable–unbilled (contract assets)	58,529	64,339
Total accounts receivable, net	$1,714,303	$1,687,328
Other current liabilities
Advance payments, billings in excess of costs incurred and deferred revenue (contract liabilities)	19,803	26,747
Changes in contract assets and contract liabilities are primarily due to the timing difference between the Company’s performance of services and payments from customers. For the three months ended September 30, 2022 and 2021, we recognized revenue of $3.7 million and $2.3 million, respectively, and for the six months ended September 30, 2022 and 2021, we recognized revenue of $20.0 million and $14.2 million, respectively, related to our contract liabilities on April 1, 2022 and 2021, respectively. To determine revenue recognized from contract liabilities during the reporting periods, the Company allocates revenue to individual contract liability balances and applies revenue recognized during the reporting periods first to the beginning balances of contract liabilities until the revenue exceeds the balances.
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
The Company currently has outstanding shares of Class A Common Stock. Unvested Class A Restricted Common Stock holders are entitled to participate in non-forfeitable dividends or other distributions. These unvested restricted shares participated in the Company's dividends declared and were paid in the first and second quarters of fiscal 2023 and 2022. As such, EPS is calculated using the two-class method whereby earnings are reduced by distributed earnings as well as any available undistributed earnings allocable to holders of unvested restricted shares. A reconciliation of the income used to compute basic and diluted EPS for the periods presented are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Earnings for basic computations (1)	$169,543	$153,742	$306,933	$245,418
Weighted-average common shares outstanding for basic computations	132,266,373	134,759,240	132,317,689	135,158,270
Earnings for diluted computations (1)	$169,546	$153,745	$306,939	$245,422
Dilutive stock options and restricted stock	462,872	557,189	551,452	689,278
Weighted-average common shares outstanding for diluted computations	132,729,245	135,316,429	132,869,141	135,847,548
Earnings per common share
Basic	$1.28	$1.14	$2.32	$1.82
Diluted	$1.28	$1.14	$2.31	$1.81

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
(1) During the three months ended September 30, 2022 and 2021, approximately 1.1 million and 1.0 million participating securities were paid dividends totaling $0.5 million and $0.4 million, respectively. During the six months ended September 30, 2022 and 2021, approximately 1.0 million and 0.8 million participating securities were paid dividends totaling $0.8 million and $0.6 million, respectively. There were undistributed earnings of  $0.9 million and $0.7 million for the three months ended September 30, 2022 and 2021, respectively, allocated to the participating class of securities in both basic and diluted EPS. There were undistributed earnings of  $1.4 million and $0.9 million for the six months ended September 30, 2022 and 2021, respectively, allocated to the participating class of securities in both basic and diluted EPS. The allocated undistributed earnings and the dividends paid comprise the difference between net income presented on the condensed consolidated statements of operations and earnings for basic and diluted computations for the three and six months ended September 30, 2022 and 2021. The impact of any anti-dilutive options excluded from the calculation of EPS was not material.
5. ACQUISITIONS, DIVESTITURES AND GOODWILL
Acquisition
On March 16, 2022, the Company announced that it had entered into a stock purchase agreement to acquire EverWatch Corp. (“EverWatch”), a leading provider of advanced solutions to the defense and intelligence communities. On October 14, 2022, the Company closed the acquisition for approximately $440.0 million, net of post-closing adjustments, and transaction costs incurred as part of the acquisition. As a result of the transaction, EverWatch became a wholly owned subsidiary of Booz Allen Hamilton Inc. See Note 16 to the condensed consolidated financial statements.
Divestiture
On September 1, 2022, the Company completed the divestiture of its management consulting business serving the Middle East and North Africa (“MENA”) region to Oliver Wyman, a global management consulting firm and a business of Marsh McLennan. The divestiture was substantially comprised of the contracts associated with the MENA business, the assets and liabilities associated with those contracts, and the workforce that provide services under those contracts.
As a result of the transaction, the Company de-recognized the assets and liabilities associated with the MENA business and recognized a pre-tax gain of $31.2 million, which is reflected in other income (expense), net on the condensed consolidated statement of operations. The consideration for the sale of the business is subject to customary working capital adjustments, which may impact the amount of gain recognized.
Goodwill
As of September 30, 2022 and March 31, 2022, goodwill was $2,014.9 million and $2,021.9 million, respectively. The Company allocated approximately $7.0 million of goodwill to the MENA business as part of the divestiture noted above.
6. ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES
Accounts payable and other accrued expenses consisted of the following:

	September 30, 2022	March 31, 2022
Vendor payables	$542,337	$539,524
Accrued expenses	402,422	363,092
Total accounts payable and other accrued expenses	$944,759	$902,616
Accrued expenses consisted primarily of the Company’s provision for claimed indirect costs, which were approximately $304.6 million and $290.4 million as of September 30, 2022 and March 31, 2022, respectively. See Note 15 for further discussion of this provision.
7. ACCRUED COMPENSATION AND BENEFITS
Accrued compensation and benefits consisted of the following:

	September 30, 2022	March 31, 2022
Bonus	$61,777	$96,040
Retirement	86,767	48,169
Vacation	199,476	206,199
Other	46,132	88,226
Total accrued compensation and benefits	$394,152	$438,634

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
8. DEBT
Debt consisted of the following:

	September 30, 2022		March 31, 2022
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
New Term Loan A	3.97%	$1,650,000	—%	$—
Existing Term Loan A Loans	—%	—	1.71%	1,241,398
Existing Term Loan B Loans	—%	—	2.21%	380,321
Senior Notes due 2028	3.88%	700,000	3.88%	700,000
Senior Notes due 2029	4.00%	500,000	4.00%	500,000
Less: Unamortized debt issuance costs and discount on debt		(18,739)		(21,647)
Total		2,831,261		2,800,072
Less: Current portion of long-term debt		(41,250)		(68,379)
Long-term debt, net of current portion		$2,790,011		$2,731,693
Credit Agreement
On September 7, 2022 (the “Ninth Amendment Effective Date”), Booz Allen Hamilton Inc. (“Booz Allen Hamilton”), Booz Allen Hamilton Investor Corporation (“Investor”), and certain wholly owned subsidiaries of Booz Allen Hamilton, entered into the Ninth Amendment (the “Ninth Amendment”) to the Credit Agreement dated as of July 31, 2012, as amended (the “Existing Credit Agreement” and, as amended, the “Credit Agreement”), with certain institutional lenders and Bank of America, N.A., as Administrative Agent, Collateral Agent, Issuing Lender, Refinancing Revolver Lender, New Refinancing Tranche A Term Lender and 2022 Supplemental Tranche A Lender. As of September 30, 2022, the Credit Agreement provided Booz Allen Hamilton with a $1,650.0 million Term Loan A (“New Term Loan A”) and a $1,000.0 million revolving credit facility (the “Revolving Credit Facility”), with a sub-limit for letters of credit of $200.0 million (collectively, the “Secured Credit Facility”). Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement (the “Guarantee”) are secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement and related documentation.
Pursuant to the Ninth Amendment, (i) $1,000.0 million of revolving commitments outstanding under the Existing Credit Agreement were refinanced by a new tranche of revolving commitments (the “New Revolving Commitments” and the revolving credit loans made thereunder, the “New Revolving Loans”) in an aggregate amount of $1,000.0 million, with a sublimit for letters of credit of $200.0 million and (ii) approximately $1,225.3 million of Term Loan A loans (the “Existing Term Loan A Loans”) and $379.3 million of Term Loan B loans (the “Existing Term Loan B Loans”) outstanding under the Existing Credit Agreement were refinanced by a new tranche of Term Loan A loans in an aggregate amount, along with additional new tranche A term loans advanced by certain lenders, totaling $1,650.0 million. The majority of the proceeds of the New Term Loan A were used to prepay in full all of the Existing Term Loan A Loans and Existing Term Loan B Loans.
The Ninth Amendment extended the maturity of the New Term Loan A and the New Revolving Commitments to September 7, 2027. Voluntary prepayments of the New Term Loan A and the New Revolving Loans are permitted at any time, in minimum principal amounts, without premium or penalty.
The New Term Loan A will amortize in consecutive quarterly installments in an amount equal to (i) on the last business day of each full fiscal quarter that begins after the Ninth Amendment Effective Date but on or before the two year anniversary of the Ninth Amendment Effective Date, 0.625% of the stated principal amount of the New Term Loan A and (ii) on the last business day of each full fiscal quarter that begins after the two year anniversary of the Ninth Amendment Effective Date but before the five year anniversary of the Ninth Amendment Effective Date, 1.25% of the stated principal amount of the New Term Loan A. The remaining balance of the New Term Loan A will be payable upon maturity.

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
The rate at which the New Term Loan A and the New Revolving Loans bear interest will be based either on Term SOFR (subject to a 0.10% adjustment and a floor of zero) for the applicable interest period or a base rate (equal to the highest of (i) the administrative agent’s prime corporate rate, (ii) the overnight federal funds rate plus 0.50% and (iii) three-month Term SOFR (subject to a 0.10% adjustment and a floor of zero) plus 1.00%), in each case plus an applicable margin, payable at the end of the applicable interest period and in any event at least quarterly. The applicable margin for the New Term Loan A and the New Revolving Loans ranges from 1.00% to 2.00% for Term SOFR loans and zero to 1.00% for base rate loans, in each case based on the lower of (i) the applicable rate per annum determined pursuant to a consolidated total net leverage ratio grid and (ii) the applicable rate per annum determined pursuant to a ratings grid. Unused New Revolving Commitments are subject to a quarterly fee ranging from 0.10% to 0.35% based on the lower of (i) the applicable fee rate per annum determined pursuant to a consolidated total net leverage ratio grid and (ii) the applicable fee rate per annum determined pursuant to a ratings grid. Booz Allen Hamilton has also agreed to pay customary letter of credit and agency fees.
In connection with the Ninth Amendment, the Company accelerated the amortization of ratable portions of the Debt Issuance Costs, or DIC, and Original Issue Discount, or OID associated with the prior senior secured loan facilities of $3.4 million.These expenses are reflected in other expense, net in the condensed consolidated statement of operations for the three and six months ended September 30, 2022. Additionally, the Company expensed third party debt issuance costs of $6.9 million that did not qualify for deferral, which are reflected in general and administrative costs in the condensed consolidated statement of operations for the three and six months ended September 30, 2022.
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. In addition, Booz Allen Hamilton is required to meet a financial covenant at each quarter end based on a consolidated net total leverage ratio. As of September 30, 2022 and March 31, 2022, Booz Allen Hamilton was in compliance with all financial covenants associated with its debt and debt-like instruments.
The following table summarizes interest payments made on Existing Term Loan A and Existing Term Loan B:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Existing Term Loan A	$7,846	$5,577	$14,165	$10,464
Existing Term Loan B	2,793	1,806	5,209	3,606
Total	$10,639	$7,383	$19,374	$14,070
Borrowings under the New Term Loan A, and if used, the Revolving Credit Facility, incur interest at a variable rate. As of September 30, 2022, Booz Allen Hamilton had interest rate swaps with an aggregate notional amount of $550.0 million. These instruments hedge the variability of cash outflows for interest payments on the Term Loans and Revolving Credit Facility. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense (see Note 9 to our condensed consolidated financial statements).
Senior Notes
For information on the terms, conditions, and restrictions of the Company's 4.000% Senior Notes due July 1, 2029 (the “Senior Notes due 2029”) and 3.875% Senior Notes due 2028 (the “Senior Notes due 2028”, and, together with the Senior Notes due 2029, the “Senior Notes”), see Note 10, “Debt,” of the Company’s consolidated financial statements included in the fiscal 2022 Form 10-K.

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Interest Expense
Interest on debt and debt-like instruments consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
New Term Loan A Interest Expense	$5,142	$—	$5,142	$—
Existing Term Loan A Loans Interest Expense	6,976	5,234	13,335	10,463
Existing Term Loan B Loans Interest Expense	2,757	1,805	5,186	3,606
Interest on Revolving Credit Facility	—	—	—	25
Senior Notes Interest Expense	11,781	11,781	23,562	19,340
Amortization of Debt Issuance Cost (DIC) and Original Issue Discount (OID) (1)	1,126	1,165	2,287	2,294
Interest Swap Expense	397	4,087	3,228	9,530
Other	163	182	257	266
Total Interest Expense	$28,342	$24,254	$52,997	$45,524
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
9. DERIVATIVES
The Company utilizes derivative financial instruments to manage interest rate risk related to its variable rate debt. The Company’s objectives in using these interest rate derivatives, which were designated as cash flow hedges, are to manage its exposure to interest rate movements and reduce volatility of interest expense. The aggregate notional amount of all interest rate swap agreements was $550.0 million as of September 30, 2022. The swaps have staggered maturities, ranging from June 30, 2023 to June 30, 2025.
The floating-to-fixed interest rate swaps involve the exchange of variable interest amounts from a counterparty for the Company making fixed-rate interest payments over the life of the agreements without exchange of the underlying notional amount and effectively convert a portion of the variable rate debt into fixed interest rate debt.
Derivative instruments are recorded in the condensed consolidated balance sheet on a gross basis at estimated fair value. As of September 30, 2022, $9.5 million and $8.6 million, were classified as other current assets and other long-term assets, respectively, on the condensed consolidated balance sheet. As of March 31, 2022, $4.1 million, $4.3 million and $39 thousand were classified as other long-term assets, other current liabilities, and other long-term liabilities, respectively, on the condensed consolidated balance sheet.
For interest rate swaps designated as cash flow hedges, the changes in the fair value of derivatives is recorded in Accumulated Other Comprehensive Loss, or AOCL, net of taxes, and is subsequently reclassified into interest expense in the period that the hedged forecasted interest payments are made on the Company's variable-rate debt. The effect of derivative instruments on the accompanying condensed consolidated financial statements for the three and six months ended September 30, 2022 and 2021 is as follows:

		Three Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	Location of Gain or Loss Recognized in Income on Derivatives	Amount of Pre-Tax Gain or (Loss) Recognized in AOCL on Derivatives		Amount of Pre-Tax Gain or (Loss) Reclassified from AOCL into Income (1)
		2022	2021	2022	2021
Interest rate swaps	Interest expense	$10,173	$(381)	$(388)	$(4,087)
(1) The reclassifications from accumulated other comprehensive loss to net income was reduced by taxes of $0.1 million and $1.1 million for the three months ended September 30, 2022 and 2021, respectively.

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

		Six Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	Location of Gain or Loss Recognized in Income on Derivatives	Amount of Pre-Tax Gain or (Loss) Recognized in AOCL on Derivatives		Amount of Pre-Tax Gain or (Loss) Reclassified from AOCL into Income (2)
		2022	2021	2022	2021
Interest rate swaps	Interest expense	$15,139	$(1,775)	$(3,219)	$(9,530)
(2) The reclassifications from accumulated other comprehensive loss to net income was reduced by taxes of $0.8 million and $2.5 million for the six months ended September 30, 2022 and 2021, respectively.
Over the next 12 months, the Company estimates that $9.5 million will be reclassified as a decrease to interest expense. Cash flows associated with periodic settlements of interest rate swaps will be classified as operating activities in the condensed consolidated statement of cash flows.
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

10. INCOME TAXES
The Company’s effective income tax rates were 23.1% and 23.0% for the three months ended September 30, 2022 and 2021, respectively, and 23.1% and 22.9% for the six months ended September 30, 2022 and 2021, respectively. Our effective tax rates for these periods differ from the federal statutory rate of 21.0% primarily due to the inclusion of state and foreign income taxes and permanent rate differences, which are predominantly related to certain executive compensation and the accrual of reserves for uncertain tax positions, offset by research and development tax credits, excess tax benefits for employee share-based compensation, and the Foreign Derived Intangible Income deduction.
The Company is currently contesting tax assessments from the District of Columbia Office of Tax and Revenue (“DC OTR”) for fiscal years 2013 through 2015. The assessment relates to $11.7 million of taxes, net of federal tax benefits, as of September 30, 2022.
During fiscal 2022, the Company received notification that the District of Columbia Office of Administrative Hearings ruled in favor of the DC OTR. The Company is currently appealing the decision with the District of Columbia Court of Appeals. The Company intends to continue to vigorously defend this matter and filed its appellate brief on May 9, 2022. DC OTR's response brief was filed on October 21, 2022. The Company's reply brief is due on November 14, 2022, absent an extension.
The Company has taken similar tax positions with respect to subsequent fiscal years. As of September 30, 2022, the Company does not maintain reserves for any uncertain tax positions related to the contested tax benefits related to 2013 through 2015, nor does it maintain reserves for the similar tax positions taken in the subsequent fiscal years. Management continues to evaluate this position quarterly to determine if a change in estimate is needed. If an adverse final resolution were to occur with respect to uncertain tax positions related to the contested tax benefits or the similar tax positions taken for fiscal years 2013 through 2020, the total potential future tax expense that would arise would be approximately $40.2 million to $58.3 million, net of federal benefits.
For the fiscal 2021 tax year, the Company generated a tax loss for U.S. Federal and state tax purposes resulting from the treatment of costs associated with property, plant, and equipment. As a result of a provision in the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), the Company was allowed to carry this loss back to the five prior tax years (fiscal years 2016 - 2020). Accordingly, the Company recorded a long-term income tax receivable in fiscal 2021 (due to the uncertainty around expectations for the timing of refund receipt) which was largely offset by a corresponding deferred tax liability reflected within the property and equipment deferred tax liability in the Company's significant components of deferred income tax assets and liabilities. In October 2022, the Company received a partial federal tax refund of approximately $175.0 million plus interest for its carryback claim related to the above. Accordingly, the Company reclassified approximately $175.0 million from other long term receivables to current income tax receivables (a component of prepaid expenses and other current assets on the condensed consolidated balance sheet) on our Condensed Consolidated Balance Sheet as of September 30, 2022.

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
11. EMPLOYEE BENEFIT PLANS
The Company sponsors the Employees’ Capital Accumulation Plan, or ECAP, which is a qualified defined contribution plan that covers eligible U.S. and certain international employees. ECAP provides for distributions to participants by reason of retirement, death, disability, or termination of employment. The Company provides an annual matching contribution of up to 6% of eligible annual compensation. Total expenses recognized under ECAP were $45.9 million and $42.7 million for the three months ended September 30, 2022 and 2021, respectively, and $92.1 million and $85.9 million for the six months ended September 30, 2022 and 2021, respectively.
The Company also provides post-retirement healthcare benefits to former officers under a medical indemnity insurance plan, with premiums paid by the Company. As of September 30, 2022 and March 31, 2022, the unfunded status of the post-retirement medical plan was $116.9 million and $113.5 million, respectively, which is included in other long-term liabilities in the accompanying condensed consolidated balance sheets. Remaining balance sheet and income statement impacts of any benefit plans are immaterial for all periods presented in these Condensed Consolidated Financial Statements.
12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
All amounts recorded in other comprehensive income (loss) are related to the Company's post-retirement plans and interest rate swaps designated as cash flow hedges. The following table shows the changes in accumulated other comprehensive loss, net of tax:

	Three Months Ended September 30, 2022			Six Months Ended September 30, 2022
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of period	$8,809	$5,533	$14,342	$8,811	$(226)	$8,585
Other comprehensive income before reclassifications(1)	—	7,514	7,514	(1)	11,181	11,180
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	287	285	(3)	2,379	2,376
Net current-period other comprehensive income (loss)	(2)	7,801	7,799	(4)	13,560	13,556
End of period	$8,807	$13,334	$22,141	$8,807	$13,334	$22,141
(1) Changes in other comprehensive income before reclassification for derivatives designated as cash flow hedges are recorded net of tax expense of $2.7 million and $4.0 million for the three and six months ended September 30, 2022, respectively.

	Three Months Ended September 30, 2021			Six Months Ended September 30, 2021
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of period	$(1,543)	$(25,215)	$(26,758)	$(1,562)	$(28,209)	$(29,771)
Other comprehensive loss before reclassifications(2)	—	(281)	(281)	—	(1,312)	(1,312)
Amounts reclassified from accumulated other comprehensive loss	20	3,020	3,040	39	7,045	7,084
Net current-period other comprehensive income	20	2,739	2,759	39	5,733	5,772
End of period	$(1,523)	$(22,476)	$(23,999)	$(1,523)	$(22,476)	$(23,999)
(2) Changes in other comprehensive loss before reclassification for derivatives designated as cash flow hedges are recorded net of tax benefits of $0.1 million and $0.5 million for the three and six months ended September 30, 2021, respectively.

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
13. STOCK-BASED COMPENSATION
The following table summarizes stock-based compensation expense recognized in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$9,654	$6,712	$17,136	$12,597
General and administrative expenses	8,872	9,272	15,086	15,831
Total	$18,526	$15,984	$32,222	$28,428
The following table summarizes the total stock-based compensation expense recognized in the condensed consolidated statements of operations by the following types of equity awards:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Equity Incentive Plan Options	$681	$652	$1,233	$1,225
Restricted Stock and other awards	$17,845	15,332	30,989	27,203
Total	$18,526	$15,984	$32,222	$28,428
As of September 30, 2022, there was $85.9 million of total unrecognized compensation cost related to unvested stock-based compensation agreements. The unrecognized compensation cost as of September 30, 2022 is expected to be fully amortized over the next 5.0 years. Absent the effect of accelerating stock compensation cost for any departures of employees who may continue to vest in their equity awards, the following table summarizes the unrecognized compensation cost and the weighted-average period the cost is expected to be amortized.

	September 30, 2022
	Unrecognized Compensation Cost	Weighted Average Remaining Period to be Recognized (in years)
Equity Incentive Plan Options	$5,112	3.97
Restricted Stock and other Awards	80,753	1.88
Total	$85,865
Equity Incentive Plan
As of September 30, 2022, there were 1.3 million EIP options outstanding, of which 0.6 million were unvested.
During the three months ended September 30, 2022, the Board of Directors granted 0.1 million restricted stock units to certain employees of the Company. The aggregate value of these awards was $8.9 million based on the grant date stock price.
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

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

	Recurring Fair Value Measurements as of September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Current derivative instruments (2)	$—	$9,451	$—	$9,451
Long-term deferred compensation plan asset (1)	18,730	—	—	18,730
Long term derivative instruments (2)	—	8,632	—	8,632
Total Assets	$18,730	$18,083	$—	$36,813
Liabilities:
Long-term deferred compensation plan liability (1)	18,730	—	—	18,730
Total Liabilities	$18,730	$—	$—	$18,730

	Recurring Fair Value Measurements as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Long-term deferred compensation plan asset (1)	$16,512	$—	$—	$16,512
Long term derivative instruments (2)	—	4,088	—	4,088
Total Assets	$16,512	$4,088	$—	$20,600
Liabilities:
Current derivative instruments (2)	$—	$4,324	$—	$4,324
Long-term derivative instruments (2)	—	39	—	39
Long-term deferred compensation plan liability (1)	16,512	—	—	16,512
Total Liabilities	$16,512	$4,363	$—	$20,875
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
The fair value of the Company's cash and cash equivalents, which are Level 1 inputs, approximated its carrying values at September 30, 2022 and March 31, 2022.
The Company's debt is carried at amortized cost and is measured at fair value quarterly for disclosure purposes. The estimated fair values of debt are determined using quoted prices or other market information obtained from recent trading activity of the debt in markets that are not active (Level 2 inputs). The fair value is corroborated by prices derived from the interest rate spreads of recently completed leveraged loan transactions of a similar credit profile, industry, and terms to that of the Company. The fair value of the Senior Notes due 2029 and the Senior Notes due 2028 are determined using quoted prices or other market information obtained from recent trading activity in the high-yield bond market (Level 2 inputs). The carrying amount and estimated fair value of debt consists of the following:

	September 30, 2022		March 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
New Term Loan A	$1,650,000	$1,619,063	$—	$—
Existing Term Loan A Loans	—	—	1,241,398	1,218,122
Existing Term Loan B Loans	—	—	380,321	379,461
3.88% Senior Notes due 2028	700,000	601,685	700,000	676,228
4.00% Senior Notes due 2029	500,000	428,725	500,000	488,335

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
15. COMMITMENTS AND CONTINGENCIES
Letters of Credit and Third-Party Guarantees
As of September 30, 2022 and March 31, 2022, the Company was contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that totaled $7.5 million and $8.4 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At both September 30, 2022 and March 31, 2022, approximately $1.0 million of these instruments reduced the available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $20.0 million facility of which $13.5 million and $12.6 million were available to the Company at September 30, 2022 and March 31, 2022, respectively.
Government Contracting Matters - Provision for Claimed Indirect Costs
For the three months ended September 30, 2022 and 2021, approximately 97% and 98%, respectively, of the Company's revenue was generated from contracts where the end user was an agency or department of the U.S. government, including contracts where the Company performed either as a prime contractor or subcontractor, and regardless of the geographic location in which the work was performed. For the six months ended September 30, 2022 and 2021, approximately 97% and 98% of the Company's revenue, respectively, was generated from such contracts. As noted in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2022, in the ordinary course of business, agencies of the U.S. government, including the Defense Contract Audit Agency (DCAA), audit the Company’s claimed indirect costs and conduct inquiries and investigations of our business practices with respect to government contracts to determine whether the Company's operations are conducted in accordance with these requirements and the terms of the relevant contracts. Management believes it has recorded the appropriate provision for claimed indirect costs for any audit, inquiry, or investigation of which it is aware that may be subject to any reductions and/or penalties. As of September 30, 2022 and March 31, 2022, the Company had recorded liabilities of approximately $304.6 million and $290.4 million, respectively, for estimated adjustments to claimed indirect costs based on its historical DCAA audit results, including the final resolution of such audits with the Defense Contract Management Agency, for claimed indirect costs incurred subsequent to fiscal 2011, and for contracts not yet closed that are subject to audit and final resolution.
Litigation
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government, which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of September 30, 2022 and March 31, 2022, there were no material amounts accrued in the condensed consolidated financial statements related to these proceedings. As previously disclosed in Note 20 to the consolidated financial statements of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2022, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with these matters.
16. SUBSEQUENT EVENT
Acquisition of EverWatch
On October 14, 2022, the Company acquired EverWatch Corp. (“EverWatch”) for approximately $440.0 million, net of post-closing adjustments, and transaction costs incurred as part of the acquisition. As a result of the transaction, EverWatch became a wholly owned subsidiary of Booz Allen Hamilton Inc. EverWatch is a leading provider of advanced solutions to the defense and intelligence communities.

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
Overview
We are a leading provider of management and technology consulting, analytics, engineering, digital solutions, mission operations, and cyber services to U.S. and international governments, major corporations, and not-for-profit organizations. Our ability to deliver value to our clients has always been, and continues to be, a product of the strong character, expertise and tremendous passion of our people. Our approximately 30,000 employees work to solve hard problems by making clients' missions their own, combining decades of consulting and domain expertise with functional expertise in areas such as analytics, digital solutions, engineering, and cyber, all fostered by a culture of innovation that extends to all reaches of the Company.
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
Financial and Other Highlights
During the second quarter of fiscal 2023, the Company generated year over year revenue growth and increased client staff headcount.
Revenue increased 9.2% from the three months ended September 30, 2021 to the three months ended September 30, 2022 and increased 11.1% from the six months ended September 30, 2021 to the six months ended September 30, 2022. The increases were primarily driven by headcount growth, salary increases, and strong demand for our solutions, as well as higher staff utilization compared to the prior year periods.The increase in revenue over the year to date period also includes approximately $112.0 million of inorganic contributions related to fiscal 2022 acquisitions.
Operating income increased 2.5% to $223.9 million in the three months ended September 30, 2022 from $218.4 million in the three months ended September 30, 2021, while operating margin decreased from 10.4% to 9.7%. Operating income increased 19.9% to $431.1 million in the six months ended September 30, 2022 from $359.6 million in the six months ended September 30, 2021, which reflects an increase in operating margin from 8.8% to 9.5%. Margins continued to benefit from strong contract-level execution coupled with ongoing cost management efforts that serve to offset the impact of higher unallowable spending and inflationary pressure.
The Company also incurred incremental legal costs during the three and six months ended September 30, 2022 in response to the U.S. Department of Justice investigation and matters which purport to relate to the investigation, a portion of which was offset by the receipt of insurance reimbursements. We expect to incur additional costs in the future. Based on the information currently available, the Company is not able to reasonably estimate the expected long-term incremental legal costs or amounts that may be reimbursed associated with this investigation and these related matters.
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

Non-GAAP Measures
We publicly disclose certain non-GAAP financial measurements, including Revenue, Excluding Billable Expenses, Adjusted Operating Income, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses, Adjusted Net Income, and Adjusted Diluted Earnings Per Share, or Adjusted Diluted EPS, because management uses these measures for business planning purposes, including to manage our business against internal projected results of operations and measure our performance. We view Adjusted Operating Income, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses, Adjusted Net Income, and Adjusted Diluted EPS as measures of our core operating business, which exclude the impact of the items detailed below, as these items are generally not operational in nature. These non-GAAP measures also provide another basis for comparing period to period results by excluding potential differences caused by non-operational and unusual or non-recurring items. In addition, we use Revenue, Excluding Billable Expenses because it provides management useful information about the Company's operating performance by excluding the impact of costs that are not indicative of the level of productivity of our client staff headcount and our overall direct labor, which management believes provides useful information to our investors about our core operations. We also utilize and discuss Free Cash Flow because management uses this measure for business planning purposes, measuring the cash generating ability of the operating business, and measuring liquidity generally. We present these supplemental measures because we believe that these measures provide investors and securities analysts with important supplemental information with which to evaluate our performance, long-term earnings potential, or liquidity, as applicable, and to enable them to assess our performance on the same basis as management. These supplemental performance measurements may vary from and may not be comparable to similarly titled measures by other companies in our industry. Revenue, Excluding Billable Expenses, Adjusted Operating Income, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses, Adjusted Net Income, Adjusted Diluted EPS, and Free Cash Flow are not recognized measurements under accounting principles generally accepted in the United States, or GAAP, and when analyzing our performance or liquidity, as applicable, investors should (i) evaluate each adjustment in our reconciliation of revenue to Revenue, Excluding Billable Expenses, operating income to Adjusted Operating Income, net income to Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses, Adjusted Net Income and Adjusted Diluted Earnings Per Share, and net cash provided by operating activities to Free Cash Flow, (ii) use Revenue, Excluding Billable Expenses, Adjusted Operating Income, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses, Adjusted Net Income, and Adjusted Diluted EPS in addition to, and not as an alternative to, revenue, operating income, net income or diluted EPS, as measures of operating results, each as defined under GAAP and (iii) use Free Cash Flow in addition to, and not as an alternative to, net cash provided by operating activities as a measure of liquidity, each as defined under GAAP. We have defined the aforementioned non-GAAP measures as follows:
•“Revenue, Excluding Billable Expenses” represents revenue less billable expenses. We use Revenue, Excluding Billable Expenses because it provides management useful information about the Company's operating performance by excluding the impact of costs that are not indicative of the level of productivity of our client staff headcount and our overall direct labor, which management believes provides useful information to our investors about our core operations.
•“Adjusted Operating Income” represents operating income before acquisition and divestiture costs, financing transaction costs, and significant acquisition amortization. We prepare Adjusted Operating Income to eliminate the impact of items we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature.
•“Adjusted EBITDA” represents net income attributable to common stockholders before income taxes, net interest and other expense and depreciation and amortization and before certain other items, including acquisition and divestiture costs, and financing transaction costs. “Adjusted EBITDA Margin on Revenue” is calculated as Adjusted EBITDA divided by revenue. “Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses” is calculated as Adjusted EBITDA divided by Revenue, Excluding Billable Expenses. The Company prepares Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, and Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses to eliminate the impact of items it does not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary or non-recurring nature or because they result from an event of a similar nature.
•“Adjusted Net Income” represents net income attributable to common stockholders before: (i) acquisition and divestiture costs, (ii) financing transaction costs, (iii) significant acquisition amortization, (iv) gain on consolidation of equity method investment, (v) amortization and write-off of debt issuance costs and debt discount, and (vi) gain on sale or divestiture, in each case net of the tax effect where appropriate calculated using an assumed effective tax rate. We prepare Adjusted Net Income to eliminate the impact of items, net of tax, we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature. We view Adjusted Net Income as an important indicator of performance consistent with the manner in which management measures and forecasts the Company's performance and the way in which management is incentivized to perform.
•“Adjusted Diluted EPS” represents diluted EPS calculated using Adjusted Net Income as opposed to net income. Additionally, Adjusted Diluted EPS does not contemplate any adjustments to net income as required under the two-class method as disclosed in the footnotes to the condensed consolidated financial statements.
•“Free Cash Flow” represents the net cash generated from operating activities less the impact of purchases of property, equipment, and software.
Below is a reconciliation of Revenue, Excluding Billable Expenses, Adjusted Operating Income, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses, Adjusted Net Income, Adjusted Diluted EPS, and Free Cash Flow to the most directly comparable financial measure calculated and presented in accordance with GAAP.

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Revenue, Excluding Billable Expenses
Revenue	$2,298,976	$2,106,038	$4,548,576	$4,095,104
Less: Billable expenses	684,941	640,120	1,359,207	1,195,665
Revenue, Excluding Billable Expenses	$1,614,035	$1,465,918	$3,189,369	$2,899,439
Adjusted Operating Income
Operating income	$223,921	$218,367	$431,116	$359,624
Acquisition and divestiture costs (a)	15,932	13,680	21,025	80,469
Financing transaction costs (b)	6,888	—	6,888	2,348
Significant acquisition amortization (c)	11,087	11,868	22,174	14,526
Adjusted Operating Income	$257,828	$243,915	$481,203	$456,967
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue & Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses
Net income attributable to common stockholders	$170,932	$154,834	$309,216	$246,936
Income tax expense	51,258	46,127	92,747	73,479
Interest and other, net (d)	1,882	17,406	29,495	39,209
Depreciation and amortization	39,052	37,602	79,154	65,347
EBITDA	263,124	255,969	510,612	424,971
Acquisition and divestiture costs (a)	15,932	13,680	21,025	80,469
Financing transaction costs (b)	6,888	—	6,888	2,348
Adjusted EBITDA	$285,944	$269,649	$538,525	$507,788
Adjusted EBITDA Margin on Revenue	12.4%	12.8%	11.8%	12.4%
Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses	17.7%	18.4%	16.9%	17.5%
Adjusted Net Income
Net income attributable to common stockholders	$170,932	$154,834	$309,216	$246,936
Acquisition and divestiture costs (a)	15,932	13,680	21,025	80,469
Financing transaction costs (b)	6,888	—	6,888	2,348
Significant acquisition amortization (c)	11,087	11,868	22,174	14,526
Gain on consolidation of equity method investment (e)	—	(5,666)	—	(5,666)
Amortization and write-off of debt issuance costs and debt discount	4,177	816	5,000	1,703
Gain on sale or divestiture (f)	(31,160)	—	(31,160)	—
Adjustments for tax effect (g)	(77)	(5,381)	(4,498)	(24,279)
Adjusted Net Income	$177,779	$170,151	$328,645	$316,037
Adjusted Diluted Earnings Per Share
Weighted-average number of diluted shares outstanding	132,729,245	135,316,429	132,869,141	135,847,548
Adjusted Net Income Per Diluted Share (h)	$1.34	$1.26	$2.47	$2.33
Free Cash Flow
Net cash provided by operating activities	$272,726	$470,408	$227,092	$459,746
Less: Purchases of property, equipment and software	(16,000)	(20,667)	(29,734)	(29,675)
Free Cash Flow	$256,726	$449,741	$197,358	$430,071

(a)Represents costs associated with the acquisition efforts of the Company related to transactions for which the Company has entered into a letter of intent to acquire a controlling financial interest in the target entity, as well as the divestiture costs incurred in divesting a portion of our business. Acquisition and divestiture costs primarily include costs associated with (i) buy-side and sell-side due diligence activities, (ii) compensation expenses associated with employee retention, and (iii) legal and advisory fees primarily associated with the acquisitions of Liberty IT Solutions, LLC (“Liberty”), Tracepoint Holdings, LLC (“Tracepoint”), and EverWatch Corp. (“EverWatch”), as well as the divestiture of our management consulting business serving the Middle East and North Africa (the “MENA Divestiture”).
(b)Reflects expenses associated with debt financing activities incurred during the first quarter of fiscal 2022 and second quarter of fiscal 2023.
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
(e)Reflects the Company's remeasurement of its previously held equity method investment in Tracepoint to its fair value which resulted in a gain upon the acquisition of a controlling financial interest in Tracepoint.
(f)Represents the gain recognized on the divestiture of the Company's MENA business.
(g)Reflects the tax effect of adjustments at an assumed effective tax rate of 26%, which approximates the blended federal and state tax rates, and consistently excludes the impact of other tax credits and incentive benefits realized. The tax effect of the gain on sale or divestiture is at an assumed effective tax rate of 32%.
(h)Excludes adjustments of approximately $1.4 million and $2.3 million of net earnings for the three and six months ended September 30, 2022, respectively, and $1.1 million and $1.5 million of net earnings for the three and six months ended September 30, 2021, respectively, associated with the application of the two-class method for computing diluted earnings per share.
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
•uncertainty around the timing, extent, nature and effect of Congressional and other U.S. government actions to approve funding of the U.S. government, address budgetary constraints, including caps on the discretionary budget for defense and non-defense departments and agencies, as established by the Bipartisan Budget Control Act of 2011 (“BCA”) and subsequently adjusted by the American Taxpayer Relief Act of 2012, the Bipartisan Budget Act of 2013, the Bipartisan Budget Act of 2015, the Bipartisan Budget Act of 2018, and the Bipartisan Budget Act of 2019, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and the Consolidated Appropriations Act of 2021, and address the ability of Congress to determine how to allocate the available budget authority and pass appropriations bills to fund both U.S. government departments and agencies that are, and those that are not, subject to the caps;
•budget deficits and the growing U.S. national debt increasing pressure on the U.S. government to reduce federal spending across all federal agencies together with associated uncertainty about the size and timing of those reductions;

•cost-cutting and efficiency initiatives, current and future budget restrictions, continued implementation of Congressionally mandated automatic spending cuts, and other efforts to reduce U.S. government spending could cause clients to reduce or delay funding for orders for services or invest appropriated funds on a less consistent or rapid basis or not at all, particularly when considering long-term initiatives and in light of current uncertainty around Congressional efforts to approve funding of the U.S. government beyond December 16, 2022 and to craft a long-term agreement on the U.S. government's ability to incur indebtedness in excess of its current limits, and generally in the current political environment, there is a risk that clients will not issue task orders in sufficient volume to reach current contract ceilings, alter historical patterns of contract awards, including the typical increase in the award of task orders or completion of other contract actions by the U.S. government in the period before the end of the U.S. government's fiscal year on September 30, delay requests for new proposals and contract awards, rely on short-term extensions and funding of current contracts, or reduce staffing levels and hours of operation;
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
The table below presents the percentage of total revenue for each type of contract:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Cost-reimbursable	52%	53%	53%	55%
Time-and-materials	25%	24%	24%	24%
Fixed-price	23%	23%	23%	21%
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
Our People
Revenue from our contracts is derived from services delivered by client staff and, to a lesser extent, from our subcontractors. Our ability to hire, retain, and deploy talent with skills appropriately aligned with client needs is critical to our ability to grow our revenue. We continuously evaluate whether our talent base is properly sized and appropriately compensated, and contains an optimal mix of skills to be cost competitive and meet the rapidly evolving needs of our clients. We seek to achieve that result through recruitment and management of capacity and compensation. As of September 30, 2022 and 2021, we employed approximately 30,000 and 29,200 people, respectively, of which approximately 27,200 and 26,100, respectively, were client staff.
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
The following table summarizes the value of our contract backlog at the respective dates presented:

	September 30, 2022	September 30, 2021
	(In millions)
Backlog:
Funded	$5,475	$4,917
Unfunded	10,380	9,528
Priced options	15,981	14,550
Total backlog (1)	$31,836	$28,995
(1)Backlog presented as of September 30, 2021 includes backlog acquired from the Company's acquisitions made during the six months ended September 30, 2021. Total backlog acquired was approximately $2.1 billion as of September 30, 2021.
Our total backlog consists of remaining performance obligations, certain orders under contracts for which the period of performance has expired, and unexercised option period and other unexercised optional orders. As of September 30, 2022 and March 31, 2022, the Company had $9.0 billion and $7.4 billion of remaining performance obligations, respectively. We expect to recognize approximately 70% of the remaining performance obligations at September 30, 2022 as revenue over the next 12 months, and approximately 85% over the next 24 months. The remainder is expected to be recognized thereafter. However, given the uncertainties discussed below, as well as the risks described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all. Our backlog includes orders under contracts that in some cases extend for several years. The U.S. Congress generally appropriates funds for our clients on a yearly basis, even though their contracts with us may call for performance that is expected to take a number of years to complete. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until the U.S. Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.
We view growth in total backlog and client staff headcount as the two key measures of our potential business growth. Growing and deploying client staff is the primary means by which we are able to achieve profitable revenue growth. To the extent that we are able to hire additional client staff and deploy them against funded backlog, we generally recognize increased revenue. Total backlog increased by 9.8% from September 30, 2021 to September 30, 2022. Additions to funded backlog during the twelve months ended September 30, 2022 totaled $10.3 billion in comparison to $9.2 billion for the comparable period in fiscal 2022, as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options. We report internally on our backlog on a monthly basis and review backlog upon occurrence of certain events to determine if any adjustments are necessary.
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

In addition, contract backlog includes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the funded backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a predetermined expiration date such as the end of the U.S. government's fiscal year. The revenue value of orders included in contract backlog that has not been recognized as revenue due to period of performance expirations has not exceeded approximately 5.1% of total backlog as of September 30, 2022 and any of the four preceding fiscal quarters.
We expect to recognize revenue from a substantial portion of funded backlog as of September 30, 2022 within the next twelve months. However, given the uncertainties discussed above, as well as the risks described in Part I, Item 1A, of our Annual Report on Form 10-K, we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all.
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
Critical Accounting Estimates and Policies
Our critical accounting estimates and policies are disclosed in the Critical Accounting Estimates and Policies section in Part II, “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended March 31, 2022. There were no other material changes to our critical accounting policies, estimates or judgments that occurred in the quarterly period covered by this report.

Results of Operations
The following table sets forth items from our condensed consolidated statements of operations for the three and six months ended September 30, 2022 and September 30, 2021:

	Three Months Ended September 30,		Percent	Six Months Ended September 30,		Percent
	2022	2021	Change	2022	2021	Change
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
	(In thousands)			(In thousands)
Revenue	$2,298,976	$2,106,038	9.2%	$4,548,576	$4,095,104	11.1%
Operating costs and expenses:
Cost of revenue	1,057,450	947,689	11.6%	2,132,423	1,910,408	11.6%
Billable expenses	684,941	640,120	7.0%	1,359,207	1,195,665	13.7%
General and administrative expenses	293,612	262,260	12.0%	546,676	564,060	(3.1)%
Depreciation and amortization	39,052	37,602	3.9%	79,154	65,347	21.1%
Total operating costs and expenses	2,075,055	1,887,671	9.9%	4,117,460	3,735,480	10.2%
Operating income	223,921	218,367	2.5%	431,116	359,624	19.9%
Interest expense	(28,342)	(24,254)	16.9%	(52,997)	(45,524)	16.4%
Other income (expense), net	26,460	6,848	286.4%	23,502	6,315	272.2%
Income before income taxes	222,039	200,961	10.5%	401,621	320,415	25.3%
Income tax expense	51,258	46,127	11.1%	92,747	73,479	26.2%
Net income	170,781	154,834	10.3%	308,874	246,936	25.1%
Net loss attributable to non-controlling interest	151	—	NM	342	—	NM
Net income attributable to common stockholders	$170,932	$154,834	10.4%	$309,216	$246,936	25.2%
NM - Not meaningful.
Revenue
Revenue increased 9.2% and 11.1%, respectively, for the three and six months ended September 30, 2022 as compared to the prior year periods. The increases were primarily driven by a combination of headcount growth, salary increases, and strong demand for our solutions, as well as higher staff utilization compared to the prior year period. The increase in revenue over the year to date period also includes approximately $112.0 million of inorganic contributions related to fiscal 2022 acquisitions. Total headcount as of September 30, 2022 increased by approximately 780 as compared to September 30, 2021.
Cost of Revenue
Cost of revenue as a percentage of revenue was 46.0% and 45.0% for the three months ended September 30, 2022 and 2021, respectively, and 46.9% and 46.7% for the six months ended September 30, 2022, and 2021, respectively. Cost of revenue increased 11.6% for both the three and six months ended September 30, 2022 as compared to the prior year periods. The increases were primarily due to increases in salaries and salary-related benefits in the three and six months ended September 30, 2022 of $90.0 million and $176.8 million, respectively, driven by increased headcount and annual base salary increases. Incentive and stock-based compensation also increased $11.4 million and $21.9 million, respectively, in the three and six months ended September 30, 2022 as compared to the prior year periods.
Billable Expenses
Billable expenses as a percentage of revenue were 29.8% and 30.4% for the three months ended September 30, 2022 and 2021, respectively, and 29.9% and 29.2% for the six months ended September 30, 2022 and 2021, respectively. Billable expenses increased 7.0% for the three months ended September 30, 2022 and increased 13.7% for the six months ended September 30, 2022 as compared to the prior year periods. Increases were primarily attributable to increases in the use of subcontractors driven by client demand and timing of client needs, as well as increases in expenses from contracts that require the Company to incur other direct expenses and travel on behalf of clients as compared to the prior year period.

General and Administrative Expenses
General and administrative expenses as a percentage of revenue were 12.8% and 12.5% for the three months ended September 30, 2022 and 2021, respectively, and 12.0% and 13.8% for the six months ended September 30, 2022 and 2021, respectively. General and administrative expenses increased 12.0% for the three months ended September 30, 2022 and decreased 3.1% for the six months ended September 30, 2022 as compared to the prior year periods.
For the three months ended September 30, 2022 the increase was primarily driven by increases in other business expenses and professional fees which included approximately $15.4 million in acquisition and divestiture costs and $6.9 million in financing activities related to the Company's debt refinancing in September 2022. Salary and salary related benefits also contributed $6.1 million to the increase driven by increased headcount and annual base salary increases.
For the six months ended September 30, 2022, the decrease was primarily driven by a decrease of approximately $60.0 million in acquisition costs over the prior year period related to our acquisitions of Liberty and Tracepoint, partially offset by increases in salary and salary related benefits of $9.0 million driven by increased headcount and annual base salary increases.
Depreciation and Amortization
Depreciation and amortization expense increased 3.9% for the three months ended September 30, 2022 and increased 21.1% for the six months ended September 30, 2022 as compared to the prior year periods, primarily due to increases in intangible amortization related to the acquisitions in fiscal 2022.
Interest Expense
Interest expense increased 16.9% for the three months ended September 30, 2022, and increased 16.4% for the six months ended September 30, 2022 as compared to the prior year periods, primarily due to an overall increase in rates.
Other Income (Expense), net
Other income (expense), net increased to $26.5 million net other income for the three months ended September 30, 2022 from $6.8 million for the three months ended September 30, 2021, and increased to $23.5 million net other income for the six months ended September 30, 2022 from $6.3 million for the six months ended September 30, 2021. Increases were driven by the following:
•A $31.2 million pre-tax gain recognized, associated with the divestiture of the Company's MENA business;
•A $5.7 million gain from the Company's remeasurement of its previously held equity method investment in Tracepoint in the second quarter of fiscal 2022, not present in the current year; and
•$3.4 million in fees related to the Company's debt refinancing in the second quarter of fiscal 2023
Income Tax Expense
Income tax expense increased 11.1% for the three months ended September 30, 2022 and increased 26.2% for the six months ended September 30, 2022 as compared to the prior year periods, primarily due to increases in pre-tax income and the resulting tax on the gain related to the Company's divestiture of its MENA business. The effective tax rate increased to 23.1% for the three months ended September 30, 2022 from 23.0% for the three months ended September 30, 2021 and increased to 23.1% for the six months ended September 30, 2022 from 22.9% for the six months ended September 30, 2021.

Liquidity and Capital Resources
The following table presents selected financial information as of September 30, 2022 and March 31, 2022 and for the first six months of fiscal 2023 and 2022:

	September 30, 2022	March 31, 2022
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$756,520	$695,910
Total debt	2,831,261	2,800,072

	Six Months Ended September 30,
	2022	2021
	(Unaudited)	(Unaudited)
	(In thousands)
Net cash provided by operating activities	$227,092	$459,746
Net cash provided by (used in) investing activities	14,329	(811,256)
Net cash (used in) provided by financing activities	(180,811)	149,252
Total increase (decrease) in cash and cash equivalents	$60,610	$(202,258)
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
Historically, we have been able to generate sufficient cash to fund our operations, mandatory debt and interest payments, capital expenditures, and discretionary funding needs. However, due to fluctuations in cash flows, including as a result of the trends and developments described above under “—Factors and Trends Affecting Our Results of Operations” relating to U.S. government shutdowns, U.S. government cost-cutting, reductions or delays in the U.S. government appropriations and spending process and other budgetary matters, it may be necessary from time-to-time in the future to borrow under our Secured Credit Facility to meet cash demands. While the timing and financial magnitude of these possible actions are currently indeterminable, we expect to be able to manage and adjust our capital structure to meet our liquidity needs. Our expected liquidity and capital structure may also be impacted by discretionary investments and acquisitions that we could pursue. We anticipate that cash provided by operating activities, existing cash and cash equivalents, and borrowing capacity under our Revolving Credit Facility will be sufficient to meet our anticipated cash requirements for the next twelve months, which primarily include:
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
On October 14, 2022, the Company acquired EverWatch Corp. (“EverWatch”) for approximately $440.0 million, net of post-closing adjustments, and transaction costs incurred as part of the acquisition. As a result of the transaction, EverWatch became a wholly owned subsidiary of Booz Allen Hamilton Inc. EverWatch is a leading provider of advanced solutions to the defense and intelligence communities.
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
Operating Cash Flow
Net cash provided by operations is primarily affected by the overall profitability of our contracts, our ability to invoice and collect cash from clients in a timely manner, our ability to manage our vendor payments and the timing of cash paid for income taxes. Continued uncertainty in global economic conditions may also affect our business as customers and suppliers may decide to downsize, defer, or cancel contracts, which could negatively affect the operating cash flows. Net cash provided by operations was $227.1 million for the six months ended September 30, 2022 compared to $459.7 million in the prior year period. Strong collections were partially offset by higher disbursements including approximately $216.0 million of cash tax payments.
Beginning in fiscal 2023, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years. We currently anticipate our fiscal 2023 cash from operations will be negatively impacted by approximately $140 million as a result of this provision, but the actual impact on the current fiscal year will depend on if and when this provision is deferred, modified, or repealed by Congress, including if retroactively, any guidance issued by the Treasury Department regarding the identification of appropriate costs for capitalization, and the amount of research and development expenses paid or incurred in fiscal 2023 (among other factors). This will also have an offsetting impact on deferred tax assets. While the largest impact will be to fiscal 2023 cash from operations, the impact would continue over the five year amortization period, but would decrease over the period and be immaterial in year six.
Investing Cash Flow
Net cash provided by investing activities was $14.3 million in the six months ended September 30, 2022 compared to net cash used in investing activities of $811.3 million in the prior year period. The increase to investing cash flows was primarily due to the MENA Divestiture, as well as the Company's acquisition of Liberty in the prior year period.
Financing Cash Flow
Net cash used in financing activities was $180.8 million in the six months ended September 30, 2022 compared to net cash provided by financing activities of $149.3 million in the prior year period. The decrease in net cash provided by financing activities was primarily due to net proceeds in the prior year of $493.7 million from the issuance of the 4.000% Senior Notes due 2029, partially offset by $414.8 million in proceeds in the current year from the Company's September 2022 debt refinancing. In addition, share repurchases declined $129.1 million over the prior year period.

Dividends and Share Repurchases
On October 28, 2022, the Company announced a regular quarterly cash dividend in the amount of $0.43 per share. The quarterly dividend is payable on December 2, 2022 to stockholders of record on November 15, 2022.
During the three and six months ended September 30, 2022, quarterly cash dividends of $0.43 and $0.86 per share, respectively, were declared and paid totaling $57.0 million and $115.9 million, respectively. During the three and six months ended September 30, 2021, quarterly cash dividends of $0.37 and $0.74 per share, respectively, were declared and paid totaling $51.2 million and $101.9 million, respectively.
On December 12, 2011, the Board of Directors approved a share repurchase program, which was most recently increased by $400.0 million to $2,560.0 million on July 27, 2022. The Company may repurchase shares pursuant to the program by means of open market repurchases, directly negotiated repurchases or through agents acting pursuant to negotiated repurchase agreements. During the first six months of fiscal 2023, the Company purchased 0.9 million shares of the Company's Class A Common Stock for an aggregate of $76.4 million. As of September 30, 2022, the Company had approximately $975.2 million remaining under the repurchase program.
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
Indebtedness
On September 7, 2022 (the “Ninth Amendment Effective Date”), Booz Allen Hamilton Inc. (“Booz Allen Hamilton”), Booz Allen Hamilton Investor Corporation (“Investor”), and certain wholly owned subsidiaries of Booz Allen Hamilton, entered into the Ninth Amendment (the “Ninth Amendment”) to the Credit Agreement dated as of July 31, 2012, as amended (the “Existing Credit Agreement” and, as amended, the “Credit Agreement”), with certain institutional lenders and Bank of America, N.A., as Administrative Agent, Collateral Agent, Issuing Lender, Refinancing Revolver Lender, New Refinancing Tranche A Term Lender and 2022 Supplemental Tranche A Lender. As of September 30, 2022, the Credit Agreement provided Booz Allen Hamilton with a $1,650.0 million Term Loan A (“New Term Loan A”) and a $1,000.0 million revolving credit facility (the “Revolving Credit Facility”), with a sub-limit for letters of credit of $200.0 million (collectively, the “Secured Credit Facility”). Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement (the “Guarantee”) are secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement and related documentation.
Pursuant to the Ninth Amendment, (i) $1,000.0 million of revolving commitments outstanding under the Existing Credit Agreement were refinanced by a new tranche of revolving commitments (the “New Revolving Commitments” and the revolving credit loans made thereunder, the “New Revolving Loans”) in an aggregate amount of $1,000.0 million, with a sublimit for letters of credit of $200.0 million and (ii) approximately $1,225.3 million of Term Loan A loans (the “Existing Term Loan A Loans”) and $379.3 million of Term Loan B loans (the “Existing Term Loan B Loans”) outstanding under the Existing Credit Agreement were refinanced by a new tranche of Term Loan A loans in an aggregate amount, along with additional new tranche A term loans advanced by certain lenders, totaling $1,650.0 million. The majority of the proceeds of the New Term Loan A were used to prepay in full all of the Existing Term Loan A Loans and Existing Term Loan B Loans.
The Ninth Amendment extended the maturity of the New Term Loan A and the New Revolving Commitments to September 7, 2027. Voluntary prepayments of the New Term Loan A and the New Revolving Loans are permitted at any time, in minimum principal amounts, without premium or penalty.
The rate at which the New Term Loan A and the New Revolving Loans bear interest will be based either on Term SOFR (subject to a 0.10% adjustment and a floor of zero) for the applicable interest period or a base rate (equal to the highest of (i) the administrative agent’s prime corporate rate, (ii) the overnight federal funds rate plus 0.50% and (iii) three-month Term SOFR (subject to a 0.10% adjustment and a floor of zero) plus 1.00%), in each case plus an applicable margin, payable at the end of the applicable interest period and in any event at least quarterly. The applicable margin for the New Term Loan A and the New Revolving Loans ranges from 1.00% to 2.00% for Term SOFR loans and zero to1.00% for base rate loans, in each case based on the lower of (i) the applicable rate per annum determined pursuant to a consolidated total net leverage ratio grid and (ii) the applicable rate per annum determined pursuant to a ratings grid. Unused New Revolving Commitments are subject to a quarterly fee ranging from 0.10% to 0.35% based on the lower of (i) the applicable fee rate per annum determined pursuant to a consolidated total net leverage ratio grid and (ii) the applicable fee rate per annum determined pursuant to a ratings grid. Booz Allen Hamilton has also agreed to pay customary letter of credit and agency fees.

The Credit Agreement requires quarterly principal payments as follows: (i) 0.625% of the stated principal amount of the New Term Loan A on the last business day of each full fiscal quarter that begins after the Ninth Amendment Effective Date but on or before the two year anniversary of the Ninth Amendment Effective Date, and (ii) 1.25% of the stated principal amount of the New Term Loan A on the last business day of each full fiscal quarter that begins after the two year anniversary of the Ninth Amendment Effective Date but before the five year anniversary of the Ninth Amendment Effective Date. The remaining balance of the New Term Loan A will be payable upon maturity.
In connection with the Ninth Amendment, the Company accelerated the amortization of ratable portions of the Debt Issuance Costs, or DIC, and Original Issue Discount, or OID associated with the prior senior secured loan facilities of $3.4 million. These expenses are reflected in other expense, net in the condensed consolidated statement of operations for the three and six months ended September 30, 2022. Additionally, the Company expensed third party debt issuance costs of $6.9 million that did not qualify for deferral, which are reflected in general and administrative costs in the condensed consolidated statement of operations.
As of September 30, 2022 and March 31, 2022, Booz Allen Hamilton was contingently liable under open standby letters of credit and bank guarantees issued by its banks in favor of third parties that totaled $7.5 million and $8.4 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. For both September 30, 2022 and March 31, 2022, approximately $1.0 million of these instruments reduced our available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $20.0 million facility of which $13.5 million and $12.6 million, respectively, was available to Booz Allen Hamilton at September 30, 2022 and March 31, 2022. As of September 30, 2022, we had $999.0 million of capacity available for additional borrowings under the Revolving Credit Facility.
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. In addition, Booz Allen Hamilton is required to meet a financial covenant at each quarter end based on a consolidated net total leverage ratio. As of September 30, 2022 and March 31, 2022, Booz Allen Hamilton was in compliance with all financial covenants associated with its debt and debt-like instruments.
The following table summarizes interest payments made on Existing Term Loan A and Existing Term Loan B:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Existing Term Loan A	$7,846	$5,577	$14,165	$10,464
Existing Term Loan B	2,793	1,806	5,209	3,606
Total	$10,639	$7,383	$19,374	$14,070
Borrowings under the New Term Loan A and, if used, the Revolving Credit Facility, incur interest at a variable rate. In accordance with our risk management strategy, Booz Allen Hamilton executed a series of interest rate swaps. As of September 30, 2022, we had interest rate swaps with an aggregate notional amount of $550.0 million. These instruments hedge the variability of cash outflows for interest payments on the floating portion of our debt. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense (See Note 9 to our condensed consolidated financial statements).
Senior Notes
For information on the terms, conditions, and restrictions of the Company's 4.000% Senior Notes due July 1, 2029 (the “Senior Notes due 2029”) and 3.875% Senior Notes due 2028 (the “Senior Notes due 2028”, and, together with the Senior Notes due 2029, the “Senior Notes”), see Note 10, “Debt,” of the Company’s consolidated financial statements included in the fiscal 2022 Form 10-K.
Capital Structure and Resources
Our stockholders’ equity amounted to $1,218.5 million as of September 30, 2022, an increase of $171.8 million, compared to stockholders’ equity of $1,046.7 million as of March 31, 2022, primarily due to $87.4 million in treasury stock resulting from the repurchase of shares of our Class A Common Stock, and $115.3 million in quarterly dividend payments for the six months ended September 30, 2022, partially offset by net income of $308.9 million, stock-based compensation expense of $32.1 million, and issuance of common stock of $12.1 million during the six months ended September 30, 2022.

Capital Expenditures
Since we do not own any of our facilities, our capital expenditure requirements primarily relate to the purchase of computers, management systems, furniture, and leasehold improvements to support our operations. Direct facility and equipment costs billed to clients are not treated as capital expenses. Our capital expenditures for both the six months ended September 30, 2022 and 2021 were $29.7 million.
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
•delayed long-term funding of our contracts due to uncertainty relating to funding of the U.S. government and a possible failure of Congressional efforts to approve such funding of the U.S. government beyond December 16, 2022 and to craft a long-term agreement on the U.S. government’s ability to incur indebtedness in excess of its current limits, or changes in the pattern or timing of government funding and spending;
•U.S. government shutdowns as a result of the failure by elected officials to fund the government;
•failure to comply with numerous laws and regulations, including but not limited to, the Federal Acquisition Regulation (“FAR”), the False Claims Act, the Defense Federal Acquisition Regulation Supplement and FAR Cost Accounting Standards and Cost Principles;
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
•the impact of ESG-related risks and climate change generally on our and our clients' businesses and operations; and
•other risks and factors listed under “Item 1A. Risk Factors” and elsewhere in this Quarterly Report, as well as those listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2022.
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of September 30, 2022 and March 31, 2022, there were no material amounts accrued in the condensed consolidated financial statements related to these proceedings.
On June 7, 2017, Booz Allen Hamilton was informed that the U.S. Department of Justice (“DOJ”) is conducting a civil and criminal investigation of the Company. In connection with the investigation, the DOJ has requested information from the Company relating to certain elements of the Company’s cost accounting and indirect cost charging practices with the U.S. government. Since learning of the investigation, the Company has engaged a law firm experienced in these matters to represent the Company in connection with this matter and respond to the government's requests. As is commonly the case with this type of matter, the Company has also been in contact with other regulatory agencies and bodies, including the SEC, which notified the Company that it is conducting an investigation that the Company believes relates to the matters that are also the subject of the DOJ's investigation. The Company may receive additional regulatory or governmental inquiries related to the matters that are the subject of the DOJ's investigation. In accordance with the Company's practice, the Company is cooperating with all relevant government parties. On May 12, 2021, the Company was informed that the DOJ has closed its criminal investigation. The total cost associated with these matters will depend on many factors, including the duration of these matters and any related findings. At this stage, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with these matters.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table shows the share repurchase activity during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2022	105,801	$89.81	105,801	$595,187,968
August 2022	104,372	$95.81	104,372	$985,188,052
September 2022	104,211	$95.96	104,211	$975,188,080
Total	314,384		314,384

(1)On December 12, 2011, the Board of Directors approved a share repurchase program, which was most recently increased by $400.0 million to $2,560.0 million on July 27, 2022. A special committee of the Board of Directors was appointed to evaluate market conditions and other relevant factors and initiate repurchases under the program from time to time. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. The above table does not factor in any increases to the share repurchase program subsequent to September 30, 2022.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
On October 25, 2022, the Compensation, Culture and People Committee (the “Committee”) of the Board of Directors of the Company approved certain changes to the target total direct compensation of Matthew A. Calderone, Executive Vice President and Chief Financial Officer of the Company, effective as of October 1, 2022. Mr. Calderone’s target total direct compensation was increased from $1,490,575 to $2,300,000, which reflects an increase of $809,425 in his target long-term equity incentive (and no changes to his base salary and target cash bonus).
Also on October 25, 2022, the Committee approved certain changes to the target total direct compensation of Nancy J. Laben, Executive Vice President and Chief Legal Officer, effective as of October 1, 2022. Ms. Laben’s target total direct compensation was increased from $2,250,000 to $2,800,000, which reflects an increase of $75,000 in her target cash bonus and $475,000 in her target long-term equity incentive (and no changes to her base salary).

Item 6.    Exhibits

Exhibit Number	Description

3.1
Sixth Amended and Restated Certificate of Incorporation of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 2, 2022 (File No. 001-34972)).

3.2
Sixth Amended and Restated Bylaws of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on August 2, 2022 (File No. 001-34972)).

10.1
Ninth Amendment to Credit Agreement, dated as of September 7, 2022, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, eGov Holdings, Inc., Aquilent, Inc. and Liberty IT Solutions, LLC, as Guarantors, Bank of America, N.A., as Administrative Agent and Collateral Agent and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 7, 2022 (File No. 001-34972)).

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
101
The following materials from Booz Allen Hamilton Holding Corporation’s Quarterly Report on Form 10-Q for the three and six months ended September 30, 2022 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2022 and March 31, 2022; (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2022 and 2021; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2022 and 2021; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2022 and 2021; and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
___________________________________
*    Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Booz Allen Hamilton Holding Corporation
Registrant

Date: October 28, 2022	By:	/s/ Matthew A. Calderone
Matthew A. Calderone Executive Vice President and Chief Financial Officer (Principal Financial Officer)