Form 10-Q
period 2022-12-31
Booz Allen Hamilton Holding Corp
filed 2023-01-27
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of 1/24/2023
Class A Common Stock	132,275,873

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	December 31, 2022	March 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$370,939	$695,910
Accounts receivable, net	1,807,776	1,622,989
Prepaid expenses and other current assets	106,651	126,777
Total current assets	2,285,366	2,445,676
Property and equipment, net of accumulated depreciation	192,306	202,229
Operating lease right-of-use assets	191,040	227,231
Intangible assets, net of accumulated amortization	714,861	646,682
Goodwill	2,337,584	2,021,931
Deferred tax assets	343,939	32,328
Other long-term assets	280,633	449,498
Total assets	$6,345,729	$6,025,575
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$41,250	$68,379
Accounts payable and other accrued expenses	986,580	902,616
Accrued compensation and benefits	430,135	438,634
Operating lease liabilities	55,317	52,334
Other current liabilities	69,437	71,991
Total current liabilities	1,582,719	1,533,954
Long-term debt, net of current portion	2,780,461	2,731,693
Operating lease liabilities, net of current portion	199,439	247,070
Income tax reserves	425,603	79,176
Deferred tax liabilities	—	239,602
Other long-term liabilities	151,828	147,359
Total liabilities	5,140,050	4,978,854
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, Class A - $0.01 par value - authorized, 600,000,000 shares; issued, 165,262,848 shares at December 31, 2022 and 164,372,545 shares at March 31, 2022; outstanding, 132,355,835 shares at December 31, 2022 and 132,584,348 shares at March 31, 2022	1,653	1,646
Treasury stock, at cost — 32,907,013 shares at December 31, 2022 and 31,788,197 shares at March 31, 2022	(1,733,690)	(1,635,454)
Additional paid-in capital	733,022	656,222
Retained earnings	2,182,615	2,015,071
Accumulated other comprehensive loss	22,079	8,585
Total Booz Allen stockholders' equity	1,205,679	1,046,070
Non-controlling interest	—	651
Total stockholders’ equity	1,205,679	1,046,721
Total liabilities and stockholders’ equity	$6,345,729	$6,025,575

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Revenue	$2,277,074	$2,030,520	$6,825,650	$6,125,624
Operating costs and expenses:
Cost of revenue	1,043,474	929,568	3,175,897	2,840,044
Billable expenses	710,526	621,550	2,069,733	1,817,215
General and administrative expenses	422,388	262,614	969,064	826,606
Depreciation and amortization	42,046	39,576	121,200	104,923
Total operating costs and expenses	2,218,434	1,853,308	6,335,894	5,588,788
Operating income	58,640	177,212	489,756	536,836
Interest expense	(32,031)	(23,677)	(85,028)	(69,201)
Other income, net	14,619	5,401	38,121	11,716
Income before income taxes	41,228	158,936	442,849	479,351
Income tax expense	10,539	30,090	103,286	103,569
Net income	30,689	128,846	339,563	375,782
Net loss attributable to non-controlling interest	308	85	650	85
Net income attributable to common stockholders	$30,997	$128,931	$340,213	$375,867
Earnings per common share (Note 4):
Basic	$0.23	$0.96	$2.55	$2.77
Diluted	$0.23	$0.95	$2.54	$2.76
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Amounts in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net income	$30,689	$128,846	$339,563	$375,782
Other comprehensive income, net of tax:
Change in unrealized gain on derivatives designated as cash flow hedges	(62)	6,925	13,498	12,658
Change in postretirement plan costs	—	20	(4)	59
Total other comprehensive (loss) income, net of tax	(62)	6,945	13,494	12,717
Comprehensive income	30,627	135,791	353,057	388,499
Comprehensive loss attributable to non-controlling interest	308	85	650	85
Comprehensive income attributable to common stockholders	$30,935	$135,876	$353,707	$388,584

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in thousands)	Nine Months Ended December 31,
	2022	2021
Cash flows from operating activities
Net income	$339,563	$375,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121,200	104,923
Noncash lease expense	41,632	41,718
Stock-based compensation expense	50,992	45,187
Amortization of debt issuance costs	3,329	3,463
Loss on debt extinguishment	10,251	2,515
Gain on dispositions, and other	(45,711)	(3,564)
Gain associated with equity method investment activities	—	(12,761)
Changes in assets and liabilities:
Accounts receivable, net	(169,375)	(150,156)
Deferred income taxes and income taxes receivable / payable	(206,065)	38,453
Prepaid expenses and other current and long-term assets	178,383	(19,953)
Accrued compensation and benefits	2,815	(5,371)
Accounts payable and other accrued expenses	79,550	88,529
Other current and long-term liabilities	(40,890)	(27,614)
Net cash provided by operating activities	365,674	481,151
Cash flows from investing activities
Purchases of property, equipment, and software	(51,398)	(51,608)
Payments for business acquisitions, net of cash acquired	(440,069)	(780,213)
Payments for cost method investments	(2,000)	(3,000)
Proceeds from sale of businesses	53,409	—
Other investing activities	—	(427)
Net cash used in investing activities	(440,058)	(835,248)
Cash flows from financing activities
Proceeds from issuance of common stock	18,003	17,240
Stock option exercises	10,705	3,558
Repurchases of common stock	(114,075)	(315,148)
Cash dividends paid	(173,216)	(151,664)
Repayments on revolving credit facility, term loans, and Senior Notes	(406,755)	(95,162)
Net proceeds from debt issuance	414,751	487,027
Proceeds from revolving credit facility	—	60,000
Net cash (used in) provided by financing activities	(250,587)	5,851
Net decrease in cash and cash equivalents	(324,971)	(348,246)
Cash and cash equivalents––beginning of period	695,910	990,955
Cash and cash equivalents––end of period	$370,939	$642,709
Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$67,782	$34,185
Income taxes	$123,214	$62,142
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands, except share data)	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2022	165,110,617	$1,651	(32,795,658)	$(1,722,881)	$706,620	$2,208,952	$22,141	$2,052	$1,218,535
Issuance of common stock	86,802	—	—	—	5,951	—	—	—	5,951
Stock options exercised	65,429	2	—	—	2,711	—	—	—	2,713
Repurchase of common stock	—	—	(111,355)	(10,809)	—	—	—	—	(10,809)
Net income	—	—	—	—	—	30,997	—	(308)	30,689
Other comprehensive income, net of tax	—	—	—	—	—	—	(62)	—	(62)
Dividends declared of $0.43 per share of common stock	—	—	—	—	—	(57,334)	—	—	(57,334)
Stock-based compensation expense	—	—	—	—	18,890	—	—	—	18,890
Contribution to non-controlling interest	—	—	—	—	(1,150)	—	—	1,150	—
De-consolidation of non-controlling interest	—	—	—	—	—	—	—	(2,894)	(2,894)
Balance at December 31, 2022	165,262,848	$1,653	(32,907,013)	$(1,733,690)	$733,022	$2,182,615	$22,079	$—	$1,205,679

Balance at March 31, 2022	164,372,545	$1,646	(31,788,197)	$(1,635,454)	$656,222	$2,015,071	$8,585	$651	$1,046,721
Issuance of common stock	590,027	4	—	—	17,999	—	—	—	18,003
Stock options exercised	300,276	3	—	—	10,702	—	—	—	10,705
Repurchase of common stock (1)	—	—	(1,118,816)	(98,236)	—	—	—	—	(98,236)
Net income	—	—	—	—	—	340,213	—	(650)	339,563
Other comprehensive income, net of tax	—	—	—	—	—	—	13,494	—	13,494
Dividends declared of $1.29 per share of common stock	—	—	—	—	—	(172,669)	—	—	(172,669)
Stock-based compensation expense	—	—	—	—	50,992	—	—	—	50,992
Contribution to non-controlling interest	—	—	—	—	(2,893)	—	—	2,893	—
De-consolidation of non-controlling interest	—	—	—	—	—	—	—	(2,894)	(2,894)
Balance at December 31, 2022	165,262,848	$1,653	(32,907,013)	$(1,733,690)	$733,022	$2,182,615	$22,079	$—	$1,205,679

(1) During the nine months ended December 31, 2022, the Company purchased 1.0 million shares of the Company’s Class A Common Stock in a series of open market transactions for $86.4 million. Additionally, the Company repurchased shares for $11.8 million during the nine months ended December 31, 2022 to cover the minimum statutory withholding taxes on restricted stock units that vested on various dates during the period.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands, except share data)	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2021	163,627,651	$1,636	(29,302,541)	$(1,433,136)	$600,930	$1,902,667	$(23,999)	$—	$1,048,098
Issuance of common stock	79,085	1	—	—	5,713	—	—	—	5,714
Stock options exercised	15,230	—	—	—	542	—	—	—	542
Repurchase of common stock	—	—	(992,133)	(82,767)	—	—	—	—	(82,767)
Recognition of liability related to future restricted stock units vesting	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	128,931	—	(85)	128,846
Other comprehensive income, net of tax	—	—	—	—	—	—	6,945	—	6,945
Dividends paid of $0.37 per share of common stock	—	—	—	—	—	(49,883)	—	—	(49,883)
Stock-based compensation expense	—	—	—	—	16,759	—	—	—	16,759
Contribution to non-controlling interest	—	—	—	—	(3,312)	—	—	3,312	—
Balance at December 30, 2021	163,721,966	$1,637	(30,294,674)	$(1,515,903)	$620,632	$1,981,715	$(17,054)	$3,227	$1,074,254

Balance at March 31, 2021	162,950,606	$1,629	(26,704,577)	$(1,216,163)	$557,957	$1,757,524	$(29,771)	$—	$1,071,176
Issuance of common stock	637,766	7	—	—	16,030	—	—	—	16,037
Stock options exercised	133,594	1	—	—	3,557	—	—	—	3,558
Repurchase of common stock (2)	—	—	(3,590,097)	(299,740)	—	—	—	—	(299,740)
Recognition of liability related to future restricted stock units vesting	—	—	—	—	1,213	—	—	—	1,213
Net income	—	—	—	—	—	375,867	—	(85)	375,782
Other comprehensive income, net of tax	—	—	—	—	—	—	12,717	—	12,717
Dividends declared of $1.11 per share of common stock	—	—	—	—	—	(151,676)	—	—	(151,676)
Stock-based compensation expense	—	—	—	—	45,187	—	—	—	45,187
Contribution to non-controlling interest	—	—	—	—	(3,312)	—	—	3,312	—
Balance at December 30, 2021	163,721,966	$1,637	(30,294,674)	$(1,515,903)	$620,632	$1,981,715	$(17,054)	$3,227	$1,074,254

(2) During the nine months ended December 31, 2021, the Company purchased 3.4 million shares of the Company’s Class A Common Stock in a series of open market transactions for $286.3 million. Additionally, the Company repurchased shares for $13.4 million during the nine months ended December 31, 2021 to cover the minimum statutory withholding taxes on restricted stock units that vested on various dates during the period.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
1. Business Overview
Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or the Company, we, us, and our, was incorporated in Delaware in May 2008. The Company provides management and technology consulting, analytics, engineering, digital solutions, mission operations, and cyber services to U.S. and international governments, major corporations, and not-for-profit organizations. The Company reports operating results and financial data in one reportable segment. The Company is headquartered in McLean, Virginia, with approximately 31,100 employees as of December 31, 2022.
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, or SEC, and should be read in conjunction with the information contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2022. The interim period unaudited condensed consolidated financial statements are presented as described below. Certain information and disclosures normally required for annual financial statements have been condensed or omitted pursuant to GAAP and SEC rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation of the results of the interim periods presented have been included. The Company’s fiscal year ends on March 31 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31. The results of operations for the nine months ended December 31, 2022 are not necessarily indicative of results to be expected for the full fiscal year.
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
Certain amounts reported in the Company's prior fiscal year condensed consolidated financial statements have been reclassified to conform to the current fiscal year presentation.
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
Recently Adopted Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“Topic 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance is intended to provide relief for entities impacted by reference rate reform. Topic 848 contains provisions and optional accounting expedients designed to simplify requirements around the designation of hedging relationships, probability assessments of hedged forecasted transactions, and accounting for modifications of contracts that refer to LIBOR or other rates affected by reference rate reform. The guidance is elective and is effective on the date of issuance. Topic 848 is applied prospectively to contract modifications and as of the effective date for existing and new eligible hedging relationships. The Company has elected to apply the hedge accounting practical expedient related to the probability of hedged future LIBOR indexed cash flows and continues its quantitative method of assessing subsequent hedge effectiveness in the fourth quarter of fiscal 2020. Further, during the second quarter of fiscal year 2023, the Company transitioned its term loans from LIBOR-indexed interest payments to Term SOFR-indexed interest payments in connection with the Ninth Amendment of the Credit Agreement. For its interest rate swaps designated as cash flow hedges, the Company elected to apply certain of the accounting expedients to assume that the reference rates upon which hedged forecasted transactions will be based on match the LIBOR-indexed rates used in the Company's interest rate swaps consistent with past presentation. The Company continues to evaluate the impact of Topic 848 and may apply other elections, as applicable. The adoption of this guidance did not have a material impact on the consolidated financial statements and disclosures.

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Recent Accounting Pronouncements Not Yet Adopted
Accounting and reporting pronouncements effective after December 31, 2022 and issued through the filing date are not expected to have a material impact on the Company's condensed consolidated financial statements.
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
Contract Estimates
We recognize revenue for many of our contracts under a contract cost-based input method and require an Estimate-at-Completion (“EAC”) process, which management uses to review and monitor the progress towards the completion of our performance obligations. Under this process, management considers various inputs and assumptions related to the EAC, including, but not limited to, progress towards completion, labor costs and productivity, material and subcontractor costs, and identified risks. Estimating the total cost at the completion of our performance obligations is subjective and requires management to make assumptions about future activity and cost drivers under the contract. Changes in these estimates can occur for a variety of reasons and, if significant, may impact the revenue and profitability of the Company’s contracts. Changes in estimates related to contracts accounted for under the EAC process are recognized on a cumulative catch-up basis in the period when such changes are determinable and reasonably estimable. If the estimate of contract profitability indicates an anticipated loss on a contract, the Company recognizes the total loss at the time it is identified. For each of the three and nine months ended December 31, 2022 and 2021, the aggregate impact of adjustments in contract estimates was not material.
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
The table below presents the total revenue for each type of contract:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2022		2021		2022		2021
Cost-reimbursable	$1,211,589	53%	$1,079,893	53%	$3,603,824	53%	$3,322,507	54%
Time-and-materials	572,491	25%	484,718	24%	1,682,831	25%	1,482,431	24%
Fixed-price	492,994	22%	465,909	23%	1,538,995	22%	1,320,686	22%
Total Revenue	$2,277,074	100%	$2,030,520	100%	$6,825,650	100%	$6,125,624	100%

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Revenue by Customer Type:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2022		2021		2022		2021
U.S. government(1):
Defense Clients	$1,043,535	46%	$946,141	47%	$3,082,634	45%	$2,916,210	48%
Intelligence Clients	419,227	18%	369,345	18%	1,260,653	18%	1,144,933	18%
Civil Clients	758,473	33%	651,050	32%	2,299,969	34%	1,905,984	31%
Total U.S. government	2,221,235	97%	1,966,536	97%	6,643,256	97%	5,967,127	97%
Global Commercial Clients	55,839	3%	63,984	3%	182,394	3%	158,497	3%
Total Revenue	$2,277,074	100%	$2,030,520	100%	$6,825,650	100%	$6,125,624	100%
(1) Certain contracts were reassigned between the various verticals of our U.S. government business shown in the table above to better align our operations to the customers we serve within each market. Prior year revenue by customer type has been recast to reflect the changes.
Revenue by Whether the Company Acts as a Prime Contractor or a Subcontractor:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2022		2021		2022		2021
Prime Contractor	$2,151,265	94%	$1,913,657	94%	$6,461,935	95%	$5,753,596	94%
Subcontractor	125,809	6%	116,863	6%	363,715	5%	372,028	6%
Total Revenue	$2,277,074	100%	$2,030,520	100%	$6,825,650	100%	$6,125,624	100%
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
As of December 31, 2022 and March 31, 2022, the Company had $8.1 billion and $7.4 billion of remaining performance obligations, respectively. We expect to recognize approximately 70% of the remaining performance obligations at December 31, 2022 as revenue over the next 12 months, and approximately 85% over the next 24 months. The remainder is expected to be recognized thereafter.
Contract Balances
The Company's performance obligations are typically satisfied over time and revenue is generally recognized using a cost-based input method. Fixed-price contracts are typically billed to the customer using milestone or fixed monthly payments, while cost-reimbursable-plus-fee and time-and-material contracts are typically billed to the customer at periodic intervals (e.g., monthly or weekly) as indicated by the terms of the contract. Disparities between the timing of revenue recognition and customer billings and cash collections result in net contract assets or liabilities being recognized at the end of each reporting period.
Contract assets primarily consist of unbilled receivables typically resulting from revenue recognized exceeding the amount billed to the customer and right to payment is not just subject to the passage of time. Unbilled amounts represent revenues for which billings have not been presented to customers. These amounts are generally billed and collected within one year subject to various conditions including, without limitation, appropriated and available funding. Long-term unbilled receivables not anticipated to be billed and collected within one year, which are primarily related to retainage, holdbacks, and long-term rate settlements to be billed at contract closeout, are included in other long-term assets in the accompanying condensed consolidated balance sheets. Contract liabilities primarily consist of advance payments, billings in excess of costs incurred and deferred revenue. Contract assets and liabilities are reported on a net contract basis at the end of each reporting period. The Company maintains an allowance for credit losses to provide for an estimate of uncollectible receivables. Provision for credit losses recognized was not material for the three and nine months ended December 31, 2022 and 2021.

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
The following table summarizes the contract assets and liabilities, and accounts receivable, net of allowance recognized on the Company’s condensed consolidated balance sheets:

	December 31, 2022	March 31, 2022
Current assets
Accounts receivable–billed	$624,317	$465,322
Accounts receivable–unbilled (contract assets)	1,183,522	1,157,667
Allowance for credit losses	(63)	—
Accounts receivable, net	1,807,776	1,622,989
Other long-term assets
Accounts receivable–unbilled (contract assets)	58,945	64,339
Total accounts receivable, net	$1,866,721	$1,687,328
Other current liabilities
Advance payments, billings in excess of costs incurred and deferred revenue (contract liabilities)	$21,619	$26,747
Changes in contract assets and contract liabilities are primarily due to the timing difference between the Company’s performance of services and payments from customers. For the three months ended December 31, 2022 and 2021, we recognized revenue of $4.2 million and $0.1 million, respectively, and for the nine months ended December 31, 2022 and 2021, we recognized revenue of $24.2 million and $14.3 million, respectively, related to our contract liabilities on April 1, 2022 and 2021, respectively. To determine revenue recognized from contract liabilities during the reporting periods, the Company allocates revenue to individual contract liability balances and applies revenue recognized during the reporting periods first to the beginning balances of contract liabilities until the revenue exceeds the balances.
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
The Company currently has outstanding shares of Class A Common Stock. Unvested Class A Restricted Common Stock holders are entitled to participate in non-forfeitable dividends or other distributions. These unvested restricted shares participated in the Company's dividends declared and were paid in the first, second, and third quarters of fiscal 2023 and 2022. As such, EPS is calculated using the two-class method whereby earnings are reduced by distributed earnings as well as any available undistributed earnings allocable to holders of unvested restricted shares. A reconciliation of the income used to compute basic and diluted EPS for the periods presented are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Earnings for basic computations (1)	$30,526	$127,992	$337,607	$373,413
Weighted-average common shares outstanding for basic computations	132,224,802	133,587,858	132,286,243	134,629,367
Earnings for diluted computations (1)	$30,526	$127,995	$337,612	$373,421
Dilutive stock options and restricted stock	535,075	674,392	545,326	684,859
Weighted-average common shares outstanding for diluted computations	132,759,877	134,262,250	132,831,569	135,314,226
Earnings per common share
Basic	$0.23	$0.96	$2.55	$2.77
Diluted	$0.23	$0.95	$2.54	$2.76

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
(1) During the three months ended December 31, 2022 and 2021, approximately 1.1 million and 1.0 million participating securities were paid dividends totaling $0.5 million and $0.4 million, respectively. During the nine months ended December 31, 2022 and 2021, approximately 1.0 million and 0.9 million participating securities were paid dividends totaling $1.3 million and $1.0 million, respectively. There were undistributed earnings of  $— million and $0.6 million for the three months ended December 31, 2022 and 2021, respectively, allocated to the participating class of securities in both basic and diluted EPS. There were undistributed earnings of  $1.3 million and $1.5 million for the nine months ended December 31, 2022 and 2021, respectively, allocated to the participating class of securities in both basic and diluted EPS. The allocated undistributed earnings and the dividends paid comprise the difference between net income presented on the condensed consolidated statements of operations and earnings for basic and diluted computations for the three and nine months ended December 31, 2022 and 2021. The impact of any anti-dilutive options excluded from the calculation of EPS was not material.
5. Acquisitions, Divestiture and Goodwill
Acquisition
On October 14, 2022, the Company completed the acquisition of EverWatch Corp. (“EverWatch”), a leading provider of advanced solutions to the defense and intelligence communities for approximately $444.8 million, net of post-closing adjustments and transaction costs incurred as part of the acquisition. The acquisition was funded with cash on hand. As a result of the transaction, EverWatch became a wholly owned subsidiary of Booz Allen Hamilton Inc.
Under the terms of the purchase agreement, the Company has 120 days after closing to provide proposed post-closing working capital adjustments to the sellers which are subject to dispute. The final purchase price allocations will be completed after the underlying information has been finalized and agreed upon by the sellers and the Company.
The following table summarizes the consideration and the preliminary allocation of the purchase price paid for EverWatch:

Cash consideration (gross of cash acquired)	$444,847

Purchase price allocation:
Cash	4,779
Current assets	27,305
Operating lease right-of-use asset	7,894
Other long-term assets	4,119
Intangible assets	125,100
Deferred tax liabilities	(29,525)
Current liabilities	(11,625)
Operating lease liabilities - short-term	(1,362)
Operating lease liabilities - long-term	(6,532)
Total fair value of identifiable net assets acquired	$120,153

Goodwill	$324,694
The acquisition is accounted for under the acquisition method of accounting, which requires the total acquisition consideration to be allocated to the assets acquired and liabilities assumed based on an estimate of the acquisition date fair value, with the difference reflected in goodwill. The preliminary goodwill of $324.7 million is primarily attributable to EverWatch's specialized workforce and the expected synergies between the Company and EverWatch.
The Company preliminarily recognized $125.1 million of intangible assets which consists of contract assets and backlog, and will be valued using the excess earnings method discounted cash flow approach, incorporating Level 3 inputs as described under the fair value hierarchy of Topic 820. These unobservable inputs will reflect the Company's own judgment about which assumptions market participants would use in pricing an asset on a non-recurring basis. The intangible assets are expected to be amortized over the estimated useful life of 17 years.

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
The valuation of assets acquired and liabilities assumed are preliminary and based on valuation estimates and assumptions. The accounting for business combinations requires estimates and judgments regarding expectations of future cash flows of the acquired business, and the allocations of those cash flows to identifiable tangible and intangible assets. The estimates, assumptions and discount rate underlying the preliminary valuations are subject to collection of information necessary to complete the valuations (specifically related to projected financial information) within the measurement period, which is up to one year from the acquisition date. Although the Company does not currently expect material changes to the initial value of net assets acquired, the Company continues to evaluate assumptions related to the valuation of the assets acquired and liabilities assumed. Any adjustments to our estimates of purchase price allocation will be made in the periods in which the adjustments are determined, and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition dates.
Pro forma results of operations for this acquisition are not presented because the acquisition is not material to the Company's consolidated results of operations.
Divestitures
Middle East and North Africa Management Consulting Business
On September 1, 2022, the Company completed the divestiture of its management consulting business serving the Middle East and North Africa (“MENA”) region to Oliver Wyman, a global management consulting firm and a business of Marsh McLennan. The divestiture was substantially comprised of the contracts associated with the MENA business, the assets and liabilities associated with those contracts, and the workforce that provides services under those contracts.
As a result of this transaction, during the second quarter the Company de-recognized the assets and liabilities associated with the MENA business and recognized a pre-tax gain of $31.2 million, which is reflected in other income, net, on the condensed consolidated statement of operations. The consideration for the sale of the business is subject to customary working capital adjustments, which may impact the amount of gain recognized.
Managed Threat Services Business
On December 5, 2022, the Company completed the divestiture of its commercial Managed Threat Services (“MTS”) business to Security On-Demand. The divestiture was substantially comprised of the contracts associated with the MTS business, the assets and liabilities associated with those contracts, and the workforce that provides services under those contracts.
As a result of this transaction, during the third quarter the Company de-recognized the assets and liabilities associated with the MTS business and recognized a pre-tax gain of $4.6 million which is reflected in other income, net, on the condensed consolidated statement of operations. The consideration for the sale of the business is subject to customary working capital adjustments and contingent consideration, which may impact the amount of gain recognized.
Business Deconsolidation
In December 2022, the Company forfeited certain participating rights of a consolidated artificial intelligence software platform business which has unrelated third-party interest holders and is classified as a variable interest entity (VIE). As a result of this transaction, the Company determined that it is not the primary beneficiary of the VIE and thus de-recognized the assets, liabilities and non-controlling interest of this business. The Company recorded the fair value of our retained equity investment of $7.6 million which is accounted for under the measurement alternative. The resulting pre-tax gain, calculated as the investment value less the net de-recognized balances, was $8.9 million and is reflected in other income, net, on the condensed consolidated statement of operations.
Goodwill
As of December 31, 2022 and March 31, 2022, goodwill was $2,337.6 million and $2,021.9 million, respectively. The increase in the carrying amount of goodwill was attributable the Company's acquisition of EverWatch, and the $324.7 million goodwill acquired is expected to be non-deductible for tax purposes. The Company allocated approximately $7.0 million and $2.0 million of goodwill to the MENA business and the MTS business, respectively, as part of the divestitures noted above.

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
6. Accounts Payable and Other Accrued Expenses
Accounts payable and other accrued expenses consisted of the following:

	December 31, 2022	March 31, 2022
Vendor payables	$482,245	$539,524
Accrued expenses	504,335	363,092
Total accounts payable and other accrued expenses	$986,580	$902,616
Accrued expenses consisted primarily of the Company’s provision for claimed indirect costs (approximately $311.6 million and $290.4 million as of December 31, 2022 and March 31, 2022, respectively), and the reserve associated with the U.S. Department of Justice's investigation of the Company ($124.0 million as of December 31, 2022). See Note 15, “Commitments and Contingencies,” to the condensed consolidated financial statements for further discussion of this provision.
7. Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following:

	December 31, 2022	March 31, 2022
Bonus	$97,923	$96,040
Retirement	109,251	48,169
Vacation	172,346	206,199
Other	50,615	88,226
Total accrued compensation and benefits	$430,135	$438,634
8. Debt
Debt consisted of the following:

	December 31, 2022		March 31, 2022
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
New Term Loan A	5.67%	$1,639,688	—%	$—
Existing Term Loan A Loans	—%	—	1.71%	1,241,398
Existing Term Loan B Loans	—%	—	2.21%	380,321
Senior Notes due 2028	3.88%	700,000	3.88%	700,000
Senior Notes due 2029	4.00%	500,000	4.00%	500,000
Less: Unamortized debt issuance costs and discount on debt		(17,977)		(21,647)
Total		2,821,711		2,800,072
Less: Current portion of long-term debt		(41,250)		(68,379)
Long-term debt, net of current portion		$2,780,461		$2,731,693

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Credit Agreement
On September 7, 2022 (the “Ninth Amendment Effective Date”), Booz Allen Hamilton Inc. (“Booz Allen Hamilton”), Booz Allen Hamilton Investor Corporation (“Investor”), and certain wholly owned subsidiaries of Booz Allen Hamilton, entered into the Ninth Amendment (the “Ninth Amendment”) to the Credit Agreement dated as of July 31, 2012, as amended (the “Existing Credit Agreement” and, as amended, the “Credit Agreement”), with certain institutional lenders and Bank of America, N.A., as Administrative Agent, Collateral Agent, Issuing Lender, Refinancing Revolver Lender, New Refinancing Tranche A Term Lender and 2022 Supplemental Tranche A Lender. As of December 31, 2022, the Credit Agreement provided Booz Allen Hamilton with a $1,639.7 million Term Loan A (“New Term Loan A”) and a $1,000.0 million revolving credit facility (the “Revolving Credit Facility”), with a sub-limit for letters of credit of $200.0 million (collectively, the “Secured Credit Facility”). Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement are secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement and related documentation; such security is expected to be released in connection with Booz Allen Hamilton obtaining investment grade ratings from both Moody's and S&P.
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
In connection with the Ninth Amendment, the Company accelerated the amortization of ratable portions of the Debt Issuance Costs, or DIC, and Original Issue Discount, or OID associated with the prior senior secured loan facilities of $3.4 million.These expenses are reflected in other expense, net in the condensed consolidated statement of operations for the three and nine months ended December 31, 2022. Additionally, the Company expensed third party debt issuance costs of $6.9 million that did not qualify for deferral, which are reflected in general and administrative costs in the condensed consolidated statement of operations for the three and nine months ended December 31, 2022.

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. In addition, Booz Allen Hamilton is required to meet a financial covenant at each quarter end based on a consolidated net total leverage ratio. As of December 31, 2022 and March 31, 2022, Booz Allen Hamilton was in compliance with all financial covenants associated with its debt and debt-like instruments. In connection with Booz Allen Hamilton obtaining investment grade ratings from both Moody's and S&P, activities restricted by certain negative covenants are expected to be permitted subject to pro forma compliance with the financial covenants and no events of default having occurred and continuing.
The following table summarizes interest payments made on the Company’s term loans:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
New Term Loan A	$24,845	$—	$24,845	$—
Existing Term Loan A	—	4,733	14,165	15,197
Existing Term Loan B	—	1,795	5,209	5,401
Total	$24,845	$6,528	$44,219	$20,598
Borrowings under the New Term Loan A, and if used, the Revolving Credit Facility, incur interest at a variable rate. As of December 31, 2022, Booz Allen Hamilton had interest rate swaps with an aggregate notional amount of $550.0 million. These instruments hedge the variability of cash outflows for interest payments on the Term Loans and Revolving Credit Facility. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense (See Note 9, “Derivatives,” to our condensed consolidated financial statements).
Senior Notes
For information on the terms, conditions, and restrictions of the Company's 4.000% Senior Notes due July 1, 2029 (the “Senior Notes due 2029”) and 3.875% Senior Notes due 2028 (the “Senior Notes due 2028”, and, together with the Senior Notes due 2029, the “Senior Notes”), see Note 10, “Debt,” of the Company’s consolidated financial statements included in the fiscal 2022 Form 10-K.
In connection with Booz Allen Hamilton obtaining investment grade ratings from both Moody's and S&P, certain negative covenants in the indentures governing the Senior Notes were suspended, and guarantees of the Senior Notes were released.
Interest Expense
Interest on debt and debt-like instruments consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
New Term Loan A Interest Expense	$20,733	$—	$39,210	$—
Existing Term Loan A Loans Interest Expense	—	4,724	—	15,187
Existing Term Loan B Loans Interest Expense	—	1,795	5,186	5,401
Interest on Revolving Credit Facility	—	—	—	25
Senior Notes Interest Expense	11,781	11,781	35,344	31,121
Amortization of Debt Issuance Cost (DIC) and Original Issue Discount (OID) (1)	1,042	1,168	3,329	3,462
Interest Swap Expense	(1,648)	4,097	1,571	13,627
Other	123	112	388	378
Total Interest Expense	$32,031	$23,677	$85,028	$69,201
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

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
9. Derivatives
The Company utilizes derivative financial instruments to manage interest rate risk related to its variable rate debt. The Company’s objectives in using these interest rate derivatives, which were designated as cash flow hedges, are to manage its exposure to interest rate movements and reduce volatility of interest expense. The aggregate notional amount of all interest rate swap agreements was $550.0 million as of December 31, 2022. The swaps have staggered maturities, ranging from June 30, 2023 to June 30, 2025.
The floating-to-fixed interest rate swaps involve the exchange of variable interest amounts from a counterparty for the Company making fixed-rate interest payments over the life of the agreements without exchange of the underlying notional amount and effectively convert a portion of the variable rate debt into fixed interest rate debt.
Derivative instruments are recorded in the condensed consolidated balance sheet on a gross basis at estimated fair value. As of December 31, 2022, $11.5 million and $6.5 million, were classified as other current assets and other long-term assets, respectively, on the condensed consolidated balance sheet. As of March 31, 2022, $4.1 million, $4.3 million and $39 thousand were classified as other long-term assets, other current liabilities, and other long-term liabilities, respectively, on the condensed consolidated balance sheet.
For interest rate swaps designated as cash flow hedges, the changes in the fair value of derivatives are recorded in Accumulated Other Comprehensive Income (Loss), or AOCI, net of taxes, and is subsequently reclassified into interest expense, net in the period that the hedged forecasted interest payments are made on the Company's variable-rate debt. The effect of derivative instruments on the accompanying condensed consolidated financial statements for the three and nine months ended December 31, 2022 and 2021 is as follows:

		Three Months Ended December 31,
Derivatives in Cash Flow Hedging Relationships	Location of Gain or Loss Recognized in Income on Derivatives	Amount of Pre-Tax Gain or (Loss) Recognized in AOCI on Derivatives		Amount of Pre-Tax Gain or (Loss) Reclassified from AOCI into Income (1)
		2022	2021	2022	2021
Interest rate swaps	Interest income (expense)	$1,565	$5,271	$1,648	$(4,097)
(1) The reclassifications from accumulated other comprehensive income (loss) to net income were reduced by tax benefit (expense) of ($0.4 million) and $1.1 million for the three months ended December 31, 2022 and 2021, respectively.

		Nine Months Ended December 31,
Derivatives in Cash Flow Hedging Relationships	Location of Gain or Loss Recognized in Income on Derivatives	Amount of Pre-Tax Gain or (Loss) Recognized in AOCI on Derivatives		Amount of Pre-Tax Gain or (Loss) Reclassified from AOCI into Income (2)
		2022	2021	2022	2021
Interest rate swaps	Interest income (expense)	$16,704	$3,496	$(1,571)	$(13,627)
(2) The reclassifications from accumulated other comprehensive loss to net income was reduced by taxes of $0.4 million and $3.6 million for the nine months ended December 31, 2022 and 2021, respectively.
Over the next 12 months, the Company estimates that $11.6 million will be reclassified as a decrease to interest expense. Cash flows associated with periodic settlements of interest rate swaps will be classified as operating activities in the condensed consolidated statement of cash flows.
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

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
10. Income Taxes
The Company’s effective income tax rates were 25.6% and 18.9% for the three months ended December 31, 2022 and 2021, respectively, and 23.3% and 21.6% for the nine months ended December 31, 2022 and 2021, respectively. Our effective tax rates for these periods differ from the federal statutory rate of 21.0% primarily due to the inclusion of state and foreign income taxes and permanent rate differences, which are predominantly related to certain executive compensation and the accrual of reserves for uncertain tax positions, offset by research and development tax credits, excess tax benefits for employee share-based compensation, and the Foreign Derived Intangible Income deduction.
The Company is currently contesting tax assessments from the District of Columbia Office of Tax and Revenue (“DC OTR”) for fiscal years 2013 through 2015. The assessment relates to $11.7 million of taxes, net of federal tax benefits, as of December 31, 2022.
During fiscal 2022, the Company received notification that the District of Columbia Office of Administrative Hearings ruled in favor of the DC OTR. The Company is currently appealing the decision with the District of Columbia Court of Appeals. The Company intends to continue to vigorously defend this matter. Oral arguments will occur in calendar year 2023.
The Company has taken similar tax positions with respect to subsequent fiscal years. As of December 31, 2022, the Company does not maintain reserves for any uncertain tax positions related to the contested tax benefits related to 2013 through 2015, nor does it maintain reserves for the similar tax positions taken in the subsequent fiscal years. Management continues to evaluate this position quarterly to determine if a change in estimate is needed. If an adverse final resolution were to occur with respect to uncertain tax positions related to the contested tax benefits or the similar tax positions taken for fiscal years 2013 through 2020, the total potential future tax expense that would arise would be approximately $40.2 million to $58.8 million, net of federal benefits.
For the fiscal 2021 tax year, the Company generated a tax loss for U.S. Federal and state tax purposes resulting from the treatment of costs associated with property, plant, and equipment. As a result of a provision in the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), the Company was allowed to carry this loss back to the five prior tax years (fiscal years 2016 to 2020). Accordingly, the Company recorded a long-term income tax receivable in fiscal 2021 (due to the uncertainty around expectations for the timing of refund receipt) which was largely offset by a corresponding deferred tax liability reflected within the property and equipment deferred tax liability in the Company's significant components of deferred income tax assets and liabilities. In October 2022, the Company received a partial federal tax refund of approximately $174.0 million plus interest for its carryback claim related to the above, which reduced the long-term income tax receivable on our Condensed Consolidated Balance Sheet as of December 31, 2022.
11. Employee Benefit Plans
The Company sponsors the Employees’ Capital Accumulation Plan, or ECAP, which is a qualified defined contribution plan that covers eligible U.S. and certain international employees. ECAP provides for distributions to participants by reason of retirement, death, disability, or termination of employment. The Company provides an annual matching contribution of up to 6% of eligible annual compensation. Total expenses recognized for matching contributions under ECAP were $47.0 million and $42.3 million for the three months ended December 31, 2022 and 2021, respectively, and $139.1 million and $128.2 million for the nine months ended December 31, 2022 and 2021, respectively.
The Company also provides post-retirement healthcare benefits to former officers under a medical indemnity insurance plan, with premiums paid by the Company. As of December 31, 2022 and March 31, 2022, the unfunded status of the post-retirement medical plan was $118.4 million and $113.5 million, respectively, which is included in other long-term liabilities in the accompanying condensed consolidated balance sheets. Balance sheet and income statement impacts of any remaining benefit plans are immaterial for all periods presented in these condensed consolidated financial statements.

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
12. Accumulated Other Comprehensive Income (Loss)
All amounts recorded in other comprehensive income (loss) are related to the Company's post-retirement plans and interest rate swaps designated as cash flow hedges. The following table shows the changes in accumulated other comprehensive loss, net of tax:

	Three Months Ended December 31, 2022			Nine Months Ended December 31, 2022
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of period	$8,807	$13,334	$22,141	$8,811	$(226)	$8,585
Other comprehensive income before reclassifications(1)	2	1,155	1,157	—	12,337	12,337
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	(1,217)	(1,219)	(4)	1,161	1,157
Net current-period other comprehensive income (loss)	—	(62)	(62)	(4)	13,498	13,494
End of period	$8,807	$13,272	$22,079	$8,807	$13,272	$22,079
(1) Changes in other comprehensive income before reclassification for derivatives designated as cash flow hedges are recorded net of tax expense of $0.4 million and $4.4 million for the three and nine months ended December 31, 2022, respectively.

	Three Months Ended December 31, 2021			Nine Months Ended December 31, 2021
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of period	$(1,523)	$(22,476)	$(23,999)	$(1,562)	$(28,209)	$(29,771)
Other comprehensive loss before reclassifications(2)	—	3,896	3,896	—	2,585	2,585
Amounts reclassified from accumulated other comprehensive loss	20	3,029	3,049	59	10,073	10,132
Net current-period other comprehensive income	20	6,925	6,945	59	12,658	12,717
End of period	$(1,503)	$(15,551)	$(17,054)	$(1,503)	$(15,551)	$(17,054)
(2) Changes in other comprehensive loss before reclassification for derivatives designated as cash flow hedges are recorded net of tax expense of $1.4 million and $0.9 million for the three and nine months ended December 31, 2021, respectively.
13. Stock-Based Compensation
The following table summarizes stock-based compensation expense recognized in the condensed consolidated statements of operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Cost of revenue	$9,091	$7,235	$26,227	$19,832
General and administrative expenses	9,679	9,524	24,765	25,355
Total	$18,770	$16,759	$50,992	$45,187

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
The following table summarizes the total stock-based compensation expense recognized in the condensed consolidated statements of operations by the following types of equity awards, including stock options, time-based and performance-based restricted stock awards. Compensation expense for performance-based awards is estimated at each reporting date using management's expectation of the probable achievement of the specified performance criteria of each tranche during the respective performance periods:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Equity Incentive Plan Options	$772	$252	$2,005	$1,477
Restricted Stock and other awards	$17,998	16,507	48,987	43,710
Total	$18,770	$16,759	$50,992	$45,187
As of December 31, 2022, there was $66.4 million of total unrecognized compensation cost related to unvested stock-based compensation agreements. The unrecognized compensation cost as of December 31, 2022 is expected to be fully amortized over the next 4.84 years. Absent the effect of accelerating stock compensation cost for any departures of employees who may continue to vest in their equity awards, the following table summarizes the unrecognized compensation cost and the weighted-average period the cost is expected to be amortized.

	December 31, 2022
	Unrecognized Compensation Cost	Weighted Average Remaining Period to be Recognized (in years)
Equity Incentive Plan Options	$4,539	3.83
Restricted Stock Awards	61,897	1.81
Total	$66,436
Equity Incentive Plan
As of December 31, 2022, there were 1.2 million EIP options outstanding, of which 0.6 million were unvested.
During the three months ended December 31, 2022, the Board of Directors granted 0.1 million restricted stock units to certain employees of the Company. The aggregate value of these awards was $15.0 million based on the grant date stock price.
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
A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The financial instruments measured at fair value in the accompanying condensed consolidated balance sheets consist of the following:

	Recurring Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Current derivative instruments (2)	$—	$11,483	$—	$11,483
Long-term deferred compensation plan asset (1)	19,392	—	—	19,392
Long term derivative instruments (2)	—	6,518	—	6,518
Total Assets	$19,392	$18,001	$—	$37,393
Liabilities:
Long-term deferred compensation plan liability (1)	19,392	—	—	19,392
Total Liabilities	$19,392	$—	$—	$19,392

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
(2) The Company’s interest rate swaps are considered over-the-counter derivatives and fair value is estimated based on the present value of future cash flows using a model-derived valuation that uses Level 2 observable inputs such as interest rate yield curves. See Note 9, “Derivatives,” to the condensed consolidated financial statements for further discussion on the Company’s derivative instruments designated as cash flow hedges.
The fair value of the Company's cash and cash equivalents, which are Level 1 inputs, approximated its carrying values at December 31, 2022 and March 31, 2022.
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

	December 31, 2022		March 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
New Term Loan A	$1,639,688	$1,602,795	$—	$—
Existing Term Loan A Loans	—	—	1,241,398	1,218,122
Existing Term Loan B Loans	—	—	380,321	379,461
3.88% Senior Notes due 2028	700,000	624,092	700,000	676,228
4.00% Senior Notes due 2029	500,000	443,125	500,000	488,335
15. Commitments and Contingencies
Letters of Credit and Third-Party Guarantees
As of December 31, 2022 and March 31, 2022, the Company was contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that totaled $6.1 million and $8.4 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At both December 31, 2022 and March 31, 2022, approximately $1.0 million of these instruments reduced the available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $20.0 million facility of which $14.9 million and $12.6 million were available to the Company at December 31, 2022 and March 31, 2022, respectively.

Table of Content
BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Government Contracting Matters - Provision for Claimed Indirect Costs
For both the three months ended December 31, 2022 and 2021, approximately 97% of the Company's revenue was generated from contracts where the end user was an agency or department of the U.S. government, including contracts where the Company performed either as a prime contractor or subcontractor, and regardless of the geographic location in which the work was performed. For both the nine months ended December 31, 2022 and 2021, approximately 97% of the Company's revenue was generated from such contracts. As noted in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2022, in the ordinary course of business, agencies of the U.S. government, including the Defense Contract Audit Agency (DCAA), audit the Company’s claimed indirect costs and conduct inquiries and investigations of our business practices with respect to government contracts to determine whether the Company's operations are conducted in accordance with these requirements and the terms of the relevant contracts. Management believes it has recorded the appropriate provision for claimed indirect costs for any audit, inquiry, or investigation of which it is aware that may be subject to any reductions and/or penalties. As of December 31, 2022 and March 31, 2022, the Company had recorded liabilities of approximately $311.6 million and $290.4 million, respectively, for estimated adjustments to claimed indirect costs based on its historical DCAA audit results, including the final resolution of such audits with the Defense Contract Management Agency, for claimed indirect costs incurred subsequent to fiscal 2011, and for contracts not yet closed that are subject to audit and final resolution.
Litigation
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government, which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of December 31, 2022 and March 31, 2022, there were no material amounts accrued in the condensed consolidated financial statements related to these proceedings. As previously disclosed in Note 20, “Commitments and Contingencies,” to the consolidated financial statements of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2022, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with these matters.
On June 7, 2017, Booz Allen Hamilton was informed that the U.S. Department of Justice (“DOJ”) is conducting a civil and criminal investigation of the Company. In connection with the investigation, the DOJ has requested information from the Company relating to certain elements of the Company’s cost accounting and indirect cost charging practices with the U.S. government. Since learning of the investigation, the Company has engaged a law firm experienced in these matters to represent the Company in connection with this matter and respond to the government's requests. As is commonly the case with this type of matter, the Company has also been in contact with other regulatory agencies and bodies, including the SEC, which notified the Company that it is conducting an investigation that the Company believes relates to the matters that are also the subject of the DOJ's investigation. The Company may receive additional regulatory or governmental inquiries related to the matters that are the subject of the DOJ's investigation. On May 12, 2021, the Company was informed that the DOJ has closed its criminal investigation. In accordance with the Company's practice, the Company continues to cooperate with all relevant government parties and believes that it has meritorious defenses to the concerns raised by the DOJ. In order to explore whether a negotiated resolution is possible, the Company has entered into settlement discussions with the DOJ. In connection with these settlement discussions, the Company recorded a $124.0 million reserve in the third quarter of fiscal 2023 as a component of general and administrative expenses in our condensed consolidated statements of operations, which we believe represents the low end of our range of probable loss. There can be no assurance that any settlement will be achieved and, if a settlement is achieved, what the total dollar amount will be of any such settlement. Accordingly, at this time the Company is not able to reasonably estimate the possible range of cost or any loss in excess of the reserve associated with these matters. Changes in the reserve may be required in future periods as discussions with the DOJ continue and additional information becomes available. The total cost associated with these matters will depend on many factors, including the duration of these matters and any related findings. Any settlement that is achieved or any adverse outcome in any litigation that is brought could have a material adverse impact on our financial condition and results of operations.

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
Overview
We are a leading provider of management and technology consulting, analytics, engineering, digital solutions, mission operations, and cyber services to U.S. and international governments, major corporations, and not-for-profit organizations. Our ability to deliver value to our clients has always been, and continues to be, a product of the strong character, expertise and tremendous passion of our people. Our approximately 31,100 employees work to solve hard problems by making clients' missions their own, combining decades of consulting and domain expertise with functional expertise in areas such as analytics, digital solutions, engineering, and cyber, all fostered by a culture of innovation that extends to all reaches of the Company.
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
Financial and Other Highlights
During the third quarter of fiscal 2023, the Company generated year over year revenue growth and increased client staff headcount.
Revenue increased 12.1% from the three months ended December 31, 2021 to the three months ended December 31, 2022 and increased 11.4% from the nine months ended December 31, 2021 to the nine months ended December 31, 2022. The increases were primarily driven by a combination of headcount growth, salary increases, and strong demand for our solutions, as well as higher staff utilization compared to the prior year periods. The increase in revenue also includes approximately $28.6 million of contributions related to the acquisition of EverWatch Corp. (“EverWatch”).
Operating income decreased 66.9% to $58.6 million in the three months ended December 31, 2022 from $177.2 million in the three months ended December 31, 2021, which reflects a decrease in operating margin from 8.7% to 2.6%. Operating income decreased 8.8% to $489.8 million in the nine months ended December 31, 2022 from $536.8 million in the nine months ended December 31, 2021, while operating margin decreased from 8.8% to 7.2%, respectively. Margins were impacted by a $124.0 million reserve associated with the U.S. Department of Justice's investigation of the company (see Note 15, “Commitments and Contingencies,” to the condensed consolidated financial statements for further information). Margin results reflect strong contract-level performance coupled with ongoing cost management efforts. However, higher unallowable spending and inflationary pressure impacted margins for the year-to-date period.
The Company also incurred incremental legal costs during the three and nine months ended December 31, 2022 in response to the U.S. Department of Justice investigation and matters which purport to relate to the investigation, a portion of which was offset by insurance reimbursements. We expect to incur additional costs in the future. Based on the information currently available, the Company is not able to reasonably estimate the expected long-term incremental legal costs or amounts that may be reimbursed associated with this investigation and these related matters.

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
•“Adjusted Operating Income” represents operating income before acquisition and divestiture costs, financing transaction costs, significant acquisition amortization, and the reserve associated with the U.S. Department of Justice investigation disclosed in Note 15. We prepare Adjusted Operating Income to eliminate the impact of items we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature.
•“Adjusted EBITDA” represents net income attributable to common stockholders before income taxes, net interest and other expense and depreciation and amortization and before certain other items, including acquisition and divestiture costs, financing transaction costs, and the reserve associated with the U.S. Department of Justice investigation disclosed in Note 15. “Adjusted EBITDA Margin on Revenue” is calculated as Adjusted EBITDA divided by revenue. “Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses” is calculated as Adjusted EBITDA divided by Revenue, Excluding Billable Expenses. The Company prepares Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, and Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses to eliminate the impact of items it does not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary or non-recurring nature or because they result from an event of a similar nature.

•“Adjusted Net Income” represents net income attributable to common stockholders before: (i) acquisition and divestiture costs, (ii) financing transaction costs, (iii) significant acquisition amortization, (iv) the reserve associated with the U.S. Department of Justice investigation disclosed in Note 15, (v) gain associated with equity method investment activity, (vi) gains associated with divestitures or deconsolidation, and (vii) amortization and write-off of debt issuance costs and debt discount, in each case net of the tax effect where appropriate calculated using an assumed effective tax rate. We prepare Adjusted Net Income to eliminate the impact of items, net of tax, we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature. We view Adjusted Net Income as an important indicator of performance consistent with the manner in which management measures and forecasts the Company's performance and the way in which management is incentivized to perform.
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

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except share and per share data)	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Revenue, Excluding Billable Expenses
Revenue	$2,277,074	$2,030,520	$6,825,650	$6,125,624
Less: Billable expenses	710,526	621,550	2,069,733	1,817,215
Revenue, Excluding Billable Expenses	$1,566,548	$1,408,970	$4,755,917	$4,308,409
Adjusted Operating Income
Operating income	$58,640	$177,212	$489,756	$536,836
Acquisition and divestiture costs (a)	19,096	5,346	40,121	85,815
Financing transaction costs (b)	—	—	6,888	2,348
Significant acquisition amortization (c)	14,101	11,884	36,275	26,410
Legal matter reserve (d)	124,000	—	124,000	—
Adjusted Operating Income	$215,837	$194,442	$697,040	$651,409
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue & Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses
Net income attributable to common stockholders	$30,997	$128,931	$340,213	$375,867
Income tax expense	10,539	30,090	103,286	103,569
Interest and other, net (e)	17,412	18,276	46,907	57,485
Depreciation and amortization	42,046	39,576	121,200	104,923
EBITDA	100,994	216,873	611,606	641,844
Acquisition and divestiture costs (a)	19,096	5,346	40,121	85,815
Financing transaction costs (b)	—	—	6,888	2,348
Legal matter reserve (d)	124,000	—	124,000	—
Adjusted EBITDA	$244,090	$222,219	$782,615	$730,007
Net income margin attributable to common stockholders	1.4%	6.3%	5.0%	6.1%
Adjusted EBITDA Margin on Revenue	10.7%	10.9%	11.5%	11.9%
Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses	15.6%	15.8%	16.5%	16.9%
Adjusted Net Income
Net income attributable to common stockholders	$30,997	$128,931	$340,213	$375,867
Acquisition and divestiture costs (a)	19,096	5,346	40,121	85,815
Financing transaction costs (b)	—	—	6,888	2,348
Significant acquisition amortization (c)	14,101	11,884	36,275	26,410
Legal matter reserve (d)	124,000	—	124,000	—
Gain associated with equity method investment activity (f)	—	(7,095)	—	(12,761)
Gains associated with divestitures or deconsolidation (g)	(13,472)	—	(44,632)	—
Amortization and write-off of debt issuance costs and debt discount	780	821	5,780	2,524
Adjustments for tax effect (h)	(33,020)	(2,848)	(37,518)	(27,127)
Adjusted Net Income	$142,482	$137,039	$471,127	$453,076
Adjusted Diluted Earnings Per Share
Weighted-average number of diluted shares outstanding	132,759,877	134,262,250	132,831,569	135,314,226
Diluted earnings per share	$0.23	$0.95	$2.54	$2.76
Adjusted Net Income Per Diluted Share (i)	$1.07	$1.02	$3.55	$3.35
Free Cash Flow
Net cash provided by operating activities	$138,582	$21,405	$365,674	$481,151
Less: Purchases of property, equipment and software	(21,664)	(21,933)	(51,398)	(51,608)
Free cash flow	$116,918	$(528)	$314,276	$429,543
Operating cash flow conversion	447%	17%	107%	128%
Free cash flow conversion	82%	—%	67%	95%

(a)Represents costs associated with the acquisition efforts of the Company related to transactions for which the Company has entered into a letter of intent to acquire a controlling financial interest in the target entity, as well as the divestiture costs incurred in divesting a portion of our business. Acquisition and divestiture costs primarily include costs associated with (i) buy-side and sell-side due diligence activities, (ii) compensation expenses associated with employee retention, and (iii) legal and advisory fees primarily associated with the acquisitions of Liberty IT Solutions, LLC (“Liberty”) and Tracepoint Holdings, LLC (“Tracepoint”) in fiscal 2022, and the acquisition of EverWatch Corp. (“EverWatch”) and the divestitures of our management consulting business serving the Middle East and North Africa (“MENA”) and our Managed Threat Services business ("MTS") in fiscal 2023.
(b)Reflects expenses associated with debt financing activities incurred during the first quarter of fiscal 2022 and second quarter of fiscal 2023.
(c)Amortization expense associated with acquired intangibles from significant acquisitions. Significant acquisitions include acquisitions which the Company considers to be beyond the scope of our normal operations. Significant acquisition amortization includes amortization expense associated with the acquisition of Liberty in the first quarter of fiscal 2022 and the acquisition of EverWatch in the third quarter of fiscal 2023.
(d)Reserve associated with the U.S. Department of Justice's investigation of the Company. See Note 15, “Commitments and Contingencies,” to the condensed consolidated financial statements for further information.
(e)Reflects the combination of Interest expense and Other income, net from the condensed consolidated statement of operations.
(f)Represents a gain in the second quarter of fiscal 2022 associated with the Company's remeasurement of its previously held equity method investment in Tracepoint, and a gain in the third quarter of fiscal 2022 associated with the divestiture of a controlling financial interest in SnapAttack.
(g)Represents the gain recognized on the divestitures of the Company's MENA business in the second quarter of fiscal 2023, its MTS business in the third quarter of fiscal 2023, and the gain on the deconsolidation of an artificial intelligence software platform business in the third quarter of fiscal 2023.
(h)Reflects the tax effect of adjustments at an assumed effective tax rate of 26%, which approximates the blended federal and state tax rates, and consistently excludes the impact of other tax credits and incentive benefits realized. The tax effect of certain discrete items is calculated specifically and may vary from the general 26% rate.
(i)Excludes adjustments of approximately $0.5 million and $2.6 million of net earnings for the three and nine months ended December 31, 2022, respectively, and $0.9 million and $2.4 million of net earnings for the three and nine months ended December 31, 2021, respectively, associated with the application of the two-class method for computing diluted earnings per share.
Factors and Trends Affecting Our Results of Operations
Our results of operations have been, and we expect them to continue to be, affected by the following factors, which may cause our future results of operations to differ from our historical results of operations discussed under “- Results of Operations.”
Business Environment and Key Trends in Our Markets
We believe that the following trends and developments in the U.S. government services industry and our markets may influence our future results of operations:
•uncertainty around the timing, extent, nature and effect of Congressional and other U.S. government actions to approve funding of the U.S. government, including Congressional negotiations to raise the debt ceiling, address budgetary constraints, including caps on the discretionary budget for defense and non-defense departments and agencies, as established by the Bipartisan Budget Control Act of 2011 (“BCA”) and subsequently adjusted by the American Taxpayer Relief Act of 2012, the Bipartisan Budget Act of 2013, the Bipartisan Budget Act of 2015, the Bipartisan Budget Act of 2018, and the Bipartisan Budget Act of 2019, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and the Consolidated Appropriations Act of 2021, and address the ability of Congress to determine how to allocate the available budget authority and pass appropriations bills to fund both U.S. government departments and agencies that are, and those that are not, subject to the caps;
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
The table below presents the percentage of total revenue for each type of contract:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Cost-reimbursable	53%	53%	53%	54%
Time-and-materials	25%	24%	25%	24%
Fixed-price	22%	23%	22%	22%
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
Our People
Revenue from our contracts is derived from services delivered by client staff and, to a lesser extent, from our subcontractors. Our ability to hire, retain, and deploy talent with skills appropriately aligned with client needs is critical to our ability to grow our revenue. We continuously evaluate whether our talent base is properly sized and appropriately compensated, and contains an optimal mix of skills to be cost competitive and meet the rapidly evolving needs of our clients. We seek to achieve that result through recruitment and management of capacity and compensation. As of December 31, 2022 and 2021, we employed approximately 31,100 and 29,500 people, respectively, of which approximately 28,300 and 26,300, respectively, were client staff.
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
The following table summarizes the value of our contract backlog at the respective dates presented:

	December 31, 2022	December 31, 2021
	(In millions)
Backlog:
Funded	$4,544	$4,044
Unfunded	10,131	9,415
Priced options	15,373	14,302
Total backlog (1)	$30,048	$27,761
(1)Backlog presented as of December 31, 2022 and December 31, 2021, respectively, includes approximately $272.7 million and $2.0 billion of backlog acquired from the Company's acquisitions made during the nine months ended December 31, 2022 and December 31, 2021.
Our total backlog consists of remaining performance obligations, certain orders under contracts for which the period of performance has expired, and unexercised option period and other unexercised optional orders. As of December 31, 2022 and March 31, 2022, the Company had $8.1 billion and $7.4 billion of remaining performance obligations, respectively. We expect to recognize approximately 70% of the remaining performance obligations at December 31, 2022 as revenue over the next 12 months, and approximately 85% over the next 24 months. The remainder is expected to be recognized thereafter. However, given the uncertainties discussed below, as well as the risks described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all. Our backlog includes orders under contracts that in some cases extend for several years. The U.S. Congress generally appropriates funds for our clients on a yearly basis, even though their contracts with us may call for performance that is expected to take a number of years to complete. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until the U.S. Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.
We view growth in total backlog and client staff headcount as the two key measures of our potential business growth. Growing and deploying client staff is the primary means by which we are able to achieve profitable revenue growth. To the extent that we are able to hire additional client staff and deploy them against funded backlog, we generally recognize increased revenue. Total backlog increased by 8.2% from December 31, 2021 to December 31, 2022. Additions to funded backlog during the twelve months ended December 31, 2022 totaled $9.6 billion in comparison to $8.5 billion for the comparable period in fiscal 2022, as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options. We report internally on our backlog on a monthly basis and review backlog upon occurrence of certain events to determine if any adjustments are necessary.
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

In addition, contract backlog includes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the funded backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a predetermined expiration date such as the end of the U.S. government's fiscal year. The revenue value of orders included in contract backlog that has not been recognized as revenue due to period of performance expirations has not exceeded approximately 5.1% of total backlog as of December 31, 2022 and any of the four preceding fiscal quarters.
We expect to recognize revenue from a substantial portion of funded backlog as of December 31, 2022 within the next twelve months. However, given the uncertainties discussed above, as well as the risks described in Part I, Item 1A, of our Annual Report on Form 10-K, we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all.
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
•General and Administrative Expenses. General and administrative expenses include indirect labor of executive management and corporate administrative functions, marketing and bid and proposal costs, legal costs and other discretionary spending.
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

Results of Operations
The following table sets forth items from our condensed consolidated statements of operations for the three and nine months ended December 31, 2022 and December 31, 2021:

	Three Months Ended December 31,			Nine Months Ended December 31,
	2022	2021		2022	2021
	(Unaudited)	(Unaudited)	Percent	(Unaudited)	(Unaudited)	Percent
	(In thousands)		Change	(In thousands)		Change
Revenue	$2,277,074	$2,030,520	12.1%	$6,825,650	$6,125,624	11.4%
Operating costs and expenses:
Cost of revenue	1,043,474	929,568	12.3%	3,175,897	2,840,044	11.8%
Billable expenses	710,526	621,550	14.3%	2,069,733	1,817,215	13.9%
General and administrative expenses	422,388	262,614	60.8%	969,064	826,606	17.2%
Depreciation and amortization	42,046	39,576	6.2%	121,200	104,923	15.5%
Total operating costs and expenses	2,218,434	1,853,308	19.7%	6,335,894	5,588,788	13.4%
Operating income	58,640	177,212	(66.9)%	489,756	536,836	(8.8)%
Interest expense	(32,031)	(23,677)	35.3%	(85,028)	(69,201)	22.9%
Other income, net	14,619	5,401	170.7%	38,121	11,716	225.4%
Income before income taxes	41,228	158,936	(74.1)%	442,849	479,351	(7.6)%
Income tax expense	10,539	30,090	(65.0)%	103,286	103,569	(0.3)%
Net income	30,689	128,846	(76.2)%	339,563	375,782	(9.6)%
Net loss attributable to non-controlling interest	308	85	NM	650	85	NM
Net income attributable to common stockholders	$30,997	$128,931	(76.0)%	$340,213	$375,867	(9.5)%
NM - Not meaningful.
Revenue
Revenue increased 12.1% and 11.4%, respectively, for the three and nine months ended December 31, 2022 as compared to the prior year periods. The increases were primarily driven by a combination of headcount growth, salary increases, and strong demand for our solutions, as well as higher staff utilization compared to the prior year period. The increase in revenue also includes approximately $28.6 million of contributions related to the Company's acquisition of EverWatch in the third quarter of fiscal 2023. Total headcount as of December 31, 2022 increased by approximately 1,680 as compared to December 31, 2021.
Cost of Revenue
Cost of revenue as a percentage of revenue was 45.8% for both the three months ended December 31, 2022 and 2021, respectively, and 46.5% and 46.4% for the nine months ended December 31, 2022, and 2021, respectively. Cost of revenue increased 12.3% and 11.8% for the three and nine months ended December 31, 2022 as compared to the prior year periods. The increases were primarily due to increases in salaries and salary-related benefits in the three and nine months ended December 31, 2022 of $99.9 million and $276.7 million, respectively, driven by increased headcount and annual base salary increases. Incentive and stock-based compensation also increased $9.7 million and $31.7 million in the three and nine months ended December 31, 2022 as compared to the prior year periods. In addition, the year to date period was impacted by an increase in other business expenses and professional fees of $20.7 million.
Billable Expenses
Billable expenses as a percentage of revenue were 31.2% and 30.6% for the three months ended December 31, 2022 and 2021, respectively, and 30.3% and 29.7% for the nine months ended December 31, 2022 and 2021, respectively. Billable expenses increased 14.3% for the three months ended December 31, 2022 and increased 13.9% for the nine months ended December 31, 2022 as compared to the prior year periods. Increases were primarily attributable to increases in the use of subcontractors driven by client demand and timing of client needs, as well as increases in expenses from contracts that require the Company to incur other direct expenses and travel on behalf of clients as compared to the prior year period.

General and Administrative Expenses
General and administrative expenses as a percentage of revenue were 18.5% and 12.9% for the three months ended December 31, 2022 and 2021, respectively, and 14.2% and 13.5% for the nine months ended December 31, 2022 and 2021, respectively. General and administrative expenses increased 60.8% for the three months ended December 31, 2022 and increased 17.2% for the nine months ended December 31, 2022 as compared to the prior year periods.
For the three months ended December 31, 2022, the increase in general and administrative expenses was primarily driven by a $124.0 million reserve associated with the U.S. Department of Justice's investigation of the Company (see Note 15, “Commitments and Contingencies,” to the condensed consolidated financial statements for further information). In addition, increases in other business expenses and professional fees included an increase of approximately $12.7 million in acquisition and divestiture costs over the prior year period. Salary and salary related benefits also contributed $7.5 million to the increase driven by increased headcount and annual base salary increases.
For the nine months ended December 31, 2022, the increase in general and administrative expenses was primarily driven by the $124.0 million reserve noted above, increases in other business expenses and professional fees of approximately $45.0 million, and increases in salary and salary related benefits of $16.5 million (driven by increased headcount and annual base salary increases). These increases were partially offset by a decrease of approximately $46.9 million in acquisition costs over the prior year period.
Depreciation and Amortization
Depreciation and amortization expense increased 6.2% for the three months ended December 31, 2022 and increased 15.5% for the nine months ended December 31, 2022 as compared to the prior year periods, primarily due to increases in intangible amortization related to the acquisitions in fiscal 2022 and fiscal 2023.
Interest Expense
Interest expense increased 35.3% for the three months ended December 31, 2022, and increased 22.9% for the nine months ended December 31, 2022 as compared to the prior year periods, primarily due to an overall increase in rates.
Other Income (Expense), net
Other income (expense), net increased to $14.6 million net other income for the three months ended December 31, 2022 from $5.4 million for the three months ended December 31, 2021, and increased to $38.1 million net other income for the nine months ended December 31, 2022 from $11.7 million for the nine months ended December 31, 2021. Increases were driven by the following:
•A $31.2 million pre-tax gain recognized in the second quarter of fiscal 2023 associated with the divestiture of the Company's MENA business;
•A pre-tax gain of $8.9 million recognized in the third quarter of fiscal 2023 from the de-consolidation of a business;
•A $4.6 million pre-tax gain recognized in the third quarter of fiscal 2023 associated with the divestiture of the Company's MTS business;
•$3.4 million in fees related to the Company's debt refinancing in the second quarter of fiscal 2023;
•A $5.7 million gain from the Company's remeasurement of its previously held equity method investment in Tracepoint in the second quarter of fiscal 2022, not present in the current year; and
•A net gain of $7.1 million associated with the divestiture of a controlling financial interest in SnapAttack in the third quarter of fiscal 2022, not present in the current fiscal year.
Income Tax Expense
Income tax expense decreased 65.0% for the three months ended December 31, 2022 and decreased 0.3% for the nine months ended December 31, 2022 as compared to the prior year periods. For the three month period the decrease was primarily due to the decrease in pre-tax income partially offset by an increase in the effective tax rate due to the recognition of incremental research tax credits in the prior year. For the nine month period the decrease was primarily driven by the decrease in pre-tax income, offset by the resulting tax on the gain related to the Company's divestiture of its MENA business and the treatment of certain transaction related expenses year over year. The effective tax rate increased to 25.6% for the three months ended December 31, 2022 from 18.9% for the three months ended December 31, 2021 and increased to 23.3% for the nine months ended December 31, 2022 from 21.6% for the nine months ended December 31, 2021.

Liquidity and Capital Resources
The following table presents selected financial information as of December 31, 2022 and March 31, 2022 and for the first nine months of fiscal 2023 and 2022:

	December 31, 2022	March 31, 2022
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$370,939	$695,910
Total debt	2,821,711	2,800,072

	Nine Months Ended December 31,
	2022	2021
	(Unaudited)	(Unaudited)
	(In thousands)
Net cash provided by operating activities	$365,674	$481,151
Net cash used in investing activities	(440,058)	(835,248)
Net cash (used in) provided by financing activities	(250,587)	5,851
Total decrease in cash and cash equivalents	$(324,971)	$(348,246)
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
On October 14, 2022, the Company acquired EverWatch Corp. (“EverWatch”) for approximately $444.8 million, net of post-closing adjustments, and transaction costs incurred as part of the acquisition. As a result of the transaction, EverWatch became a wholly owned subsidiary of Booz Allen Hamilton Inc. EverWatch is a leading provider of advanced solutions to the defense and intelligence communities. See Note 5, “Acquisitions, Divestiture and Goodwill,” to our condensed consolidated financial statements for additional information related to the acquisition of EverWatch.
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
Operating Cash Flow
Net cash provided by operations is primarily affected by the overall profitability of our contracts, our ability to invoice and collect cash from clients in a timely manner, our ability to manage our vendor payments and the timing of cash paid for income taxes. Continued uncertainty in global economic conditions, including any potential impact of the U.S.
government’s failure to raise the debt ceiling, may also affect our business as customers and suppliers may decide to downsize, defer, or cancel contracts, which could negatively affect the operating cash flows. Net cash provided by operations was $365.7 million for the nine months ended December 31, 2022 compared to $481.2 million in the prior year period. Collections were in line with revenue growth but were offset by higher net cash taxes paid and higher interest expense which contributed to a decline in operating cash flows year over year.
Beginning in fiscal 2023, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years. We currently anticipate our fiscal 2023 cash from operations will be negatively impacted by approximately $140 million as a result of this provision, but the actual impact on the current fiscal year will depend on if and when this provision is deferred, modified, or repealed by Congress, including if retroactively, any guidance issued by the Treasury Department regarding the identification of appropriate costs for capitalization, and the amount of research and development expenses paid or incurred in fiscal 2023 (among other factors). This change in deduction methodology is the primary driver of the increase in net cash taxes paid referenced in the paragraph above. This will also have an offsetting impact on deferred tax assets. While the largest impact will be to fiscal 2023 cash from operations, the impact would continue over the five year amortization period, but would decrease over the period and be immaterial in year six.
Investing Cash Flow
Net cash used in investing activities was $440.1 million in the nine months ended December 31, 2022 compared to $835.2 million in the prior year period. The increase to investing cash flows was primarily due to the Company's acquisition and divestiture activity in fiscal 2023 as compared to fiscal 2022. In fiscal 2022 the Company completed the acquisitions of Liberty and Tracepoint. In fiscal 2023 the Company completed the acquisition of EverWatch, as well as the divestitures of its MENA strategy consulting and MTS businesses.

Financing Cash Flow
Net cash used in financing activities was $250.6 million in the nine months ended December 31, 2022 compared to net cash provided by financing activities of $5.9 million in the prior year period. The increase in net cash used by financing activities was primarily due to an increase of $311.6 million in debt repayments and a decrease of $72.3 million in net proceeds associated with the Company's debt refinancing transactions year over year. In the prior year, $493.7 million was received from the issuance of the 4.000% Senior Notes due 2029, whereas $414.8 million was received in the current year from the Company's September 2022 debt refinancing. These increases in cash used in financial activities were partially offset by the decline in share repurchases of $201.0 million over the prior year period.
Dividends and Share Repurchases
On January 27, 2023, the Company announced a regular quarterly cash dividend in the amount of $0.47 per share. The quarterly dividend is payable on March 1, 2023 to stockholders of record on February 10, 2023.
During the three and nine months ended December 31, 2022, quarterly cash dividends of $0.43 and $1.29 per share, respectively, were declared and paid totaling $57.3 million and $173.2 million, respectively. During the three and nine months ended December 31, 2021, quarterly cash dividends of $0.37 and $1.11 per share, respectively, were declared and paid totaling $49.9 million and $151.7 million, respectively.
On December 12, 2011, the Board of Directors approved a share repurchase program, which was most recently increased by $400.0 million to $2,560.0 million on July 27, 2022. The Company may repurchase shares pursuant to the program by means of open market repurchases, directly negotiated repurchases or through agents acting pursuant to negotiated repurchase agreements. During the first nine months of fiscal 2023, the Company purchased 1.0 million shares of the Company's Class A Common Stock for an aggregate of $86.4 million. As of December 31, 2022, the Company had approximately $965.2 million remaining under the repurchase program.
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
Indebtedness
On September 7, 2022 (the “Ninth Amendment Effective Date”), Booz Allen Hamilton Inc. (“Booz Allen Hamilton”), Booz Allen Hamilton Investor Corporation (“Investor”), and certain wholly owned subsidiaries of Booz Allen Hamilton, entered into the Ninth Amendment (the “Ninth Amendment”) to the Credit Agreement dated as of July 31, 2012, as amended (the “Existing Credit Agreement” and, as amended, the “Credit Agreement”), with certain institutional lenders and Bank of America, N.A., as Administrative Agent, Collateral Agent, Issuing Lender, Refinancing Revolver Lender, New Refinancing Tranche A Term Lender and 2022 Supplemental Tranche A Lender. As of December 31, 2022, the Credit Agreement provided Booz Allen Hamilton with a $1,639.7 million Term Loan A (“New Term Loan A”) and a $1,000.0 million revolving credit facility (the “Revolving Credit Facility”), with a sub-limit for letters of credit of $200.0 million (collectively, the “Secured Credit Facility”). Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement are secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement and related documentation; such security is expected to be released in connection with Booz Allen Hamilton obtaining investment grade ratings from both Moody's and S&P.
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
In connection with the Ninth Amendment, the Company accelerated the amortization of ratable portions of the Debt Issuance Costs, or DIC, and Original Issue Discount, or OID, associated with the prior senior secured loan facilities of $3.4 million. These expenses are reflected in other expense, net in the condensed consolidated statement of operations for the nine months ended December 31, 2022. Additionally, the Company expensed third party debt issuance costs of $6.9 million that did not qualify for deferral, which are reflected in general and administrative costs in the condensed consolidated statement of operations.
As of December 31, 2022 and March 31, 2022, Booz Allen Hamilton was contingently liable under open standby letters of credit and bank guarantees issued by its banks in favor of third parties that totaled $6.1 million and $8.4 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. As of both December 31, 2022 and March 31, 2022, approximately $1.0 million of these instruments reduced our available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $20.0 million facility of which $14.9 million and $12.6 million, respectively, was available to Booz Allen Hamilton at December 31, 2022 and March 31, 2022. As of December 31, 2022, we had $999.0 million of capacity available for additional borrowings under the Revolving Credit Facility.
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. In addition, Booz Allen Hamilton is required to meet a financial covenant at each quarter end based on a consolidated net total leverage ratio. As of December 31, 2022 and March 31, 2022, Booz Allen Hamilton was in compliance with all financial covenants associated with its debt and debt-like instruments. In connection with Booz Allen Hamilton obtaining investment grade ratings from both Moody's and S&P, activities restricted by certain negative covenants are expected to be permitted subject to pro forma compliance with the financial covenants and no events of default having occurred and continuing.
The following table summarizes interest payments made on the Company’s term loans:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
New Term Loan A	$24,845	$—	$24,845	$—
Existing Term Loan A	—	4,733	14,165	15,197
Existing Term Loan B	—	1,795	5,209	5,401
Total	$24,845	$6,528	$44,219	$20,598
Borrowings under the New Term Loan A and, if used, the Revolving Credit Facility, incur interest at a variable rate. In accordance with our risk management strategy, Booz Allen Hamilton executed a series of interest rate swaps. As of December 31, 2022, we had interest rate swaps with an aggregate notional amount of $550.0 million. These instruments hedge the variability of cash outflows for interest payments on the floating portion of our debt. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense (See Note 9, “Derivatives,” to the condensed consolidated financial statements for additional information on our cash flow hedges).

Senior Notes
For information on the terms, conditions, and restrictions of the Company's 4.000% Senior Notes due July 1, 2029 (the “Senior Notes due 2029”) and 3.875% Senior Notes due 2028 (the “Senior Notes due 2028”, and, together with the Senior Notes due 2029, the “Senior Notes”), see Note 10, “Debt,” of the Company’s consolidated financial statements included in the fiscal 2022 Form 10-K.
In connection with Booz Allen Hamilton obtaining investment grade ratings from both Moody's and S&P, certain negative covenants in the indentures governing the Senior Notes were suspended, and guarantees of the Senior Notes were released.
Capital Structure and Resources
Our stockholders’ equity amounted to $1,205.7 million as of December 31, 2022, an increase of $159.0 million, compared to stockholders’ equity of $1,046.7 million as of March 31, 2022. The increase was primarily due to net income of $339.6 million, stock-based compensation expense of $51.0 million, and issuance of common stock of $18.0 million during the nine months ended December 31, 2022, partially offset by $98.2 million in treasury stock resulting from the repurchase of shares of our Class A Common Stock, and $172.7 million in quarterly dividend payments for the nine months ended December 31, 2022.
Capital Expenditures
Since we do not own any of our facilities, our capital expenditure requirements primarily relate to the purchase of computers, management systems, furniture, and leasehold improvements to support our operations. Direct facility and equipment costs billed to clients are not treated as capital expenses. Our capital expenditures for the nine months ended December 31, 2022 and 2021 were $51.4 million and $51.6 million, respectively.
Commitments and Contingencies
We are subject to a number of reviews, investigations, claims, lawsuits, and other uncertainties related to our business. For a discussion of these items, refer to Note 15, “Commitments and Contingencies,” to our condensed consolidated financial statements.
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
•delayed long-term funding of our contracts due to uncertainty relating to funding of the U.S. government and a possible failure of Congressional efforts to craft a long-term agreement on the U.S. government’s ability to incur indebtedness in excess of its current limits, or changes in the pattern or timing of government funding and spending;
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of December 31, 2022 and March 31, 2022, there were no material amounts accrued in the condensed consolidated financial statements related to these proceedings.
On June 7, 2017, Booz Allen Hamilton was informed that the U.S. Department of Justice (“DOJ”) is conducting a civil and criminal investigation of the Company. In connection with the investigation, the DOJ has requested information from the Company relating to certain elements of the Company’s cost accounting and indirect cost charging practices with the U.S. government. Since learning of the investigation, the Company has engaged a law firm experienced in these matters to represent the Company in connection with this matter and respond to the government's requests. As is commonly the case with this type of matter, the Company has also been in contact with other regulatory agencies and bodies, including the SEC, which notified the Company that it is conducting an investigation that the Company believes relates to the matters that are also the subject of the DOJ's investigation. The Company may receive additional regulatory or governmental inquiries related to the matters that are the subject of the DOJ's investigation. On May 12, 2021, the Company was informed that the DOJ has closed its criminal investigation. In accordance with the Company's practice, the Company continues to cooperate with all relevant government parties and believes that it has meritorious defenses to the concerns raised by the DOJ. In order to explore whether a negotiated resolution is possible, the Company has entered into settlement discussions with the DOJ. In connection with these settlement discussions, the Company recorded a $124.0 million reserve in the third quarter of fiscal 2023 as a component of general and administrative expenses in our condensed consolidated statements of operations, which we believe represents the low end of our range of probable loss. There can be no assurance that any settlement will be achieved and, if a settlement is achieved, what the total dollar amount will be of any such settlement. Accordingly, at this time the Company is not able to reasonably estimate the possible range of cost or any loss in excess of the reserve associated with these matters. Changes in the reserve may be required in future periods as discussions with the DOJ continue and additional information becomes available. The total cost associated with these matters will depend on many factors, including the duration of these matters and any related findings. Any settlement that is achieved or any adverse outcome in any litigation that is brought could have a material adverse impact on our financial condition and results of operations.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table shows the share repurchase activity during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 2022	103,836	$96.30	103,836	$965,188,172
November 2022	—	$—	—	$965,188,172
December 2022	—	$—	—	$965,188,172
Total	103,836		103,836

(1)On December 12, 2011, the Board of Directors approved a share repurchase program, which was most recently increased by $400.0 million to $2,560.0 million on July 27, 2022. A special committee of the Board of Directors was appointed to evaluate market conditions and other relevant factors and initiate repurchases under the program from time to time. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. The above table does not factor in any increases to the share repurchase program subsequent to December 31, 2022.
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
101
The following materials from Booz Allen Hamilton Holding Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended December 31, 2022 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2022 and March 31, 2022; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2022 and 2021; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2022 and 2021; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2022 and 2021; and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
___________________________________
*    Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Booz Allen Hamilton Holding Corporation
Registrant

Date: January 27, 2023	By:	/s/ Matthew A. Calderone
Matthew A. Calderone Executive Vice President and Chief Financial Officer (Principal Financial Officer)