Form 10-K
period 2023-03-31
Booz Allen Hamilton Holding Corp
filed 2023-05-26
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-K
 ___________________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2023
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
None.
__________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes  ☐    No  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of September 30, 2022, the last business day of the registrant's most recently completed second quarter, the aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates was $12,022,055,123.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of May 23, 2023
Class A Common Stock	130,824,544

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders scheduled for July 26, 2023 are incorporated by reference into Part III.

INTRODUCTORY NOTE
Unless the context otherwise indicates or requires, as used in this Annual Report on Form 10-K for the fiscal year ended March 31, 2023, references to: (i) “we,” “us,” “our,” or our “company” refer to Booz Allen Hamilton Holding Corporation, its consolidated subsidiaries and predecessors; (ii) “Booz Allen Holding” refers to Booz Allen Hamilton Holding Corporation, exclusive of its subsidiaries; (iii) “Booz Allen Investor” refers to Booz Allen Hamilton Investor Corporation, a wholly-owned subsidiary of Booz Allen Holding; (iv) “Booz Allen Hamilton” and “Booz Allen” refer to Booz Allen Hamilton Inc., our primary operating company and a wholly-owned subsidiary of Booz Allen Holding; and (v) “fiscal,” when used in reference to any twelve-month period ended March 31, refers to our fiscal years ended March 31. Unless otherwise indicated, information contained in this Annual Report is as of March 31, 2023. We have made rounding adjustments to reach some of the figures included in this Annual Report and, unless otherwise indicated, percentages presented in this Annual Report are approximate.
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
•delayed long-term funding of our contracts, including uncertainty relating to funding the U.S. government and increasing the debt ceiling;
•U.S. government shutdowns as a result of the failure by elected officials to fund the government;
•failure to comply with numerous laws and regulations, including, but not limited to, the Federal Acquisition Regulation (“FAR”), the False Claims Act, the Defense Federal Acquisition Regulation Supplement, and FAR Cost Accounting Standards and Cost Principles;
•the effects of disease outbreaks, pandemics, or widespread health epidemics, such as COVID-19, including disruptions to our workforce and the impact on government spending and demand for our solutions;
•our ability to compete effectively in the competitive bidding process and delays or losses of contract awards caused by competitors’ protests of major contract awards received by us;
•variable purchasing patterns under U.S. government General Services Administration Multiple Award schedule contracts, or GSA schedules, blanket purchase agreements, and indefinite delivery/indefinite quantity, or IDIQ, contracts;
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
•internal system or service failures and security breaches, including, but not limited to, those resulting from external or internal threats, including cyber attacks on our network and internal systems;
•risks related to the operations of financial management systems;
•an inability to attract, train, or retain employees with the requisite skills and experience;

•an inability to timely hire, assimilate, and effectively utilize our employees, ensure that employees obtain and maintain necessary security clearances, and/or effectively manage our cost structure;
•risks related to inflation that could impact the cost of doing business and/or reduce customer buying power;
•the loss of members of senior management or failure to develop new leaders;
•misconduct or other improper activities from our employees or subcontractors, including the improper access, use or release of our or our clients’ sensitive or classified information;
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
•risks related to a possible recession and volatility or instability of the global financial system, including the failures of financial institutions and the resulting impact on counterparties and business conditions generally;
•risks related to a deterioration of economic conditions or weakening in credit or capital markets;
•risks related to pending, completed, and future acquisitions and dispositions, including the ability to satisfy specified closing conditions for pending transactions, such as those related to receipt of regulatory approval or lack of regulatory intervention, and to realize the expected benefits from completed acquisitions and dispositions;
•the incurrence of additional tax liabilities, including as a result of changes in tax laws or management judgments involving complex tax matters;
•risks inherent in the government contracting environment;
•continued efforts to change how the U.S. government reimburses compensation related costs and other expenses or otherwise limits such reimbursements, and an increased risk of compensation being deemed unreasonable and unallowable or payments being withheld as a result of U.S. government audit, review, or investigation;
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
We are organized and operate as a corporation, but sometimes use the term “partner” to refer to our Chief Executive Officer and our Executive and Senior Vice Presidents. The use of the term “partner” reflects our collaborative culture and is not meant to imply that we operate our Company as, or have any intention to create a legal entity that is, a partnership.
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

Across all markets, we address our clients’ complex and evolving needs by deploying multifaceted teams with a combination of deep mission understanding, market-leading functional capabilities, consulting talent, and true technical and engineering expertise. These client-facing teams, which are fundamental to our differentiated value proposition, better position us to create market-relevant growth strategies and plan for and meet current, future, and prospective market needs. They also help us identify and deliver against diverse client needs in a more agile manner. Our significant win rates during fiscal 2023 on new and re-competed contracts of 66% and 88%, respectively, as compared to 64% and 90%, respectively, in fiscal 2022, demonstrate the strength of this approach.
Human Capital Management
As we embrace new and future-focused ways of working, we remain true to what has always defined who we are: our commitments to our purpose and values, our clients and their missions, and our people.
Booz Allen is a place where you can be you.
At Booz Allen, we strive to create an environment where all of our 31,900 employees feel a sense of belonging and feel empowered to bring their diverse skills, perspectives, and talents to bear on our clients’ biggest challenges and to create careers that are meaningful to them.
Diversity, Equity, and Inclusion (“DEI”). Empowering our people starts with our commitment to making Booz Allen a more diverse, equitable, and inclusive workplace so our people can achieve their full potential. We celebrate diversity in all forms, fostering a sense of belonging for our workforce across all ethnicities, religions, genders, sexual orientations, ages, and disabilities.
•Our DEI Strategy & Action Plan focuses on leading by example through transparency and modeling inclusion; empowering potential by driving equitable access and outcomes, inspiring belonging, and being a force for advancing equity.
•Nearly a quarter of our employees are members of at least one of our five company-sponsored Business Resource Groups and associated networks, which any employee can join. These groups support our people at every stage of the employment lifecycle by cultivating meaningful networks and development opportunities across locations, job roles, levels, and functional expertise. They are a facet of our devotion to inspiring belonging.
•“Unstoppable Together” is our global, employee-led, DEI movement. Through the power of storytelling, it strives to humanize the complex issues facing the modern workforce. Its assets, all of which are available to employees and non-employees alike, include an annual summit, syndicated podcast, digital quarterly magazine, video library, and discussion guides and conversation cards.
As of March 31, 2023, based upon voluntary self-reporting:
•35.8% of our global workforce identified as female, including 36.7% of senior management.
•34.1% of our U.S. workforce identified as a person of color, including 11.8% Asian, 11.5% Black or African American, and 6.4% Hispanic or Latino; 20.0% of senior management identified as a person of color.
•Nearly 28.0% of our employees identified as a veteran or an individual with military experience.
•9.8% of our employees identified as an individual with a disability.
•2.7% of our U.S. workforce identified as LGBTQIA+.
•Approximately 87.0% of our employees hold bachelor’s degrees; approximately 40.1% hold master’s degrees; and approximately 3.4% hold doctoral degrees.
•Approximately 65.4% of our employees hold security clearances.
•Of new employee hires, 31.4% globally identified as female and 39.6% in the U.S. identified as people of color.
•Of employee departures, 32.0% globally identified as female and 35.5% in the U.S. identified as people of color.
Employee Engagement. We conduct an annual Employee Experience Survey. The survey results provide insights into our employees’ experience. Eighty-three percent of our employees reported having a favorable experience, with higher results than competitors against whom we benchmark our performance.
Booz Allen is a place where you are part of something bigger than yourself.
We look out for one another, solve the world’s toughest problems, and do what’s right. With our purpose and values as our North Star, our unique culture provides us with a platform to set ourselves apart from our competitors.

Purpose and values. Our purpose—to empower people to change the world—is an expression of our values. Together, they form the foundation of everything at Booz Allen. Our values are:
•Ferocious Integrity: Do right, and hold yourself and each other accountable.
•Unflinching Courage: Bring bold thinking and speak truth to power. Maintain conviction no matter the circumstances.
•Passionate Service: Listen and act with empathy as you make meaningful connections. Build community through generosity, and above all, embrace the mission.
•Champion’s Heart: Bring joy to the pursuit and learn from failure. Compete with passion and crave being the best.
•Collective Ingenuity: Be resourceful and creative, seek to make the biggest difference in every problem you solve. Be devoted to the team and harness the power of diversity.
Ethics & Compliance. As one of the first organizations in the United States to adopt a formal code of business ethics, we believe that doing right and holding ourselves and others accountable is the only way to do business. Our Code of Business Ethics and Conduct applies to every employee. It outlines what is expected of us and how we meet those expectations.
•In March 2023, the Ethisphere Institute once again named Booz Allen among the World’s Most Ethical Companies. The annual list recognizes global companies dedicated to integrity, sustainability, governance, and community with a commitment to ethical behavior, accountability, and driving positive change.
Community Impact. To create a more secure, resilient, and equitable future for all, we support and partner with charitable organizations. In 2022, Booz Allen donated $5.9 million to nonprofit organizations. Through Booz Allen initiatives, our employees donated $1.4 million to more than 2,000 nonprofit organizations and engaged in more than 50,000 hours of volunteer service to more than 470 nonprofit organizations. Some calendar year 2022 highlights include:
•Partnering with the Asian Business Association of San Diego to help build its data science capabilities and increase support for Asian-owned businesses in San Diego;
•Through employee gifts matched by Booz Allen, donating $380,000 to our humanitarian response partner CARE in support of people affected by crises in Ukraine and Afghanistan; and
•Working directly with small business owners in Washington, DC, providing data-based recommendations to improve content and delivery of workforce-development services available through the Coalition for Nonprofit Housing and Economic Development’s Family Rehousing and Stabilization Program.
Booz Allen is a place where you are empowered with knowledge and support to change the world.
Our “think global, act local” approach to total rewards aims to provide our people with access to meaningful benefits and programs across a spectrum of life and career stages regardless of where they are based.
Learning without Limits. From in-house, award-winning training and badging programs to external tuition reimbursement and more, we strive to provide our employees with limitless opportunities to enhance and broaden their skill set—anytime, anywhere. In support of our VoLT growth strategy and its reliance on a highly skilled, technical workforce, we launched Technical Experience Groups (“TXGs”) to help attract, engage, and retain technically focused employees. Through TXGs, all Booz Allen employees can build technical acumen, unlock career opportunities, build connections through technical mentorships, and access and create technical thought leadership and intellectual property.
Owning the Experience. Our Talent Mobility and Performance programs move employees from where they are now to where they want to be. Our programs emphasize the importance of goal-setting, regular touchpoints to share feedback and aspirations, and career profiles that display and unlock experiences—all with the support system of trained managers and leaders who help build and guide personalized career journeys.
Enjoying the Pursuit. Appreciation is personal for us. Our Total Rewards program supports a resilient, high-performing workforce by investing in the financial, emotional, and physical well-being of our employees and the people they care most about.
Pay Practices & Pay Equity. Our commitment to provide a fair and equitable workplace for employees, including through our pay practices, is woven into our Code of Business Ethics and Conduct, other policies, and practices, with support and oversight from the Compensation, Culture and People Committee of the Company’s board of directors (the “Board”). We have designed our compensation structure to pay our people competitively in the market and equitably based on their skills, qualifications, roles, and abilities.
As part of our commitment to pay equity, we have processes in place to monitor our compensation practices, and we conduct a pay equity analysis on an annual basis in the U.S. to examine differences in pay between employees of different genders, races and ethnicities.

Booz Allen is a place that is recognized for providing an exceptional experience.
We are proud of the recognition we continue to receive for empowering great talent, exhibiting a spirit of corporate citizenship, and achieving excellence. Some of our recent awards and recognitions include:
Empowering the Best Talent
•Fortune’s America’s Most Innovative Companies: This award recognizes a company’s entrepreneurial innovation based on product innovation, process innovation, innovation culture, and revenue growth
•Forbes’ America’s Best Large Employers
•Fortune’s World’s Most Admired Companies
•Glassdoor’s Best 100 Places to Work
•Fast Company’s Best Workplace for Innovators Large Company-Size Category
•Vault’s Top 50 Consulting Firms
•The Consulting Report’s Top 50 list of consulting firms
•Diversity First’s Top 50 Companies for Diversity
•Black Engineer of the Year Award: 100+ employees recognized since 2005
•Women of Color in STEM: 250+ employees recognized since 2004
Spirit of Corporate Citizenship
•Ethisphere’s World’s Most Ethical Companies
•Human Rights Campaign’s Best Place to Work for LGBTQ Equality
•Disability Equality Index’s Best Places to Work
•Forbes’ America’s Best Employers for Veterans
•National Veteran Small Business Coalition’s Champion of Veteran Enterprise
•Washington Business Journal’s Corporate Diversity Index
•CAREERS & the disABLED’s Top 50 Employers Readers’ Choice Awards
•Washington Business Journal’s Corporate Philanthropy Award (greater Washington, DC area in large companies by volunteer hours)
Global Enterprise Recognition
•Frost & Sullivan’s Frost Radar: Global Managed Detection and Response Market Report - Most Innovative Vendor
•Bloomberg Government’s BGOV200 Federal Industry Leaders Report
•DefenseNews’ Top 100 Defense Companies
Innovation and Solutions
The firm's innovation engine is focused on harnessing our ability to identify and ride successive waves of emerging technologies, with the goal to amass a portfolio of differentiated and mission-centric technology businesses.
We identify, assess, build, and deploy emerging technology solutions, while ensuring that our technical expertise is closely integrated with mission insight from across the business. Within the larger innovation ecosystem, we cultivate relationships through technology scouting, partnerships, and venturing to identify emerging technology with applicability to our clients' missions. We then incubate and prototype that technology against mission use cases to assess market readiness. Once proven, we focus on building capacity in emerging technology capabilities and solutions, such as AI, Cyber, and 5G, in partnership with our business sectors. Throughout this innovation lifecycle, we are focused on advancing our solution engineering standards, the creation of reusable Intellectual Property/Intellectual Capital, and the application of new business and delivery models.
To complement our innovation engine, we are deeply invested in cultivating and inspiring our technical talent. We lead programs to grow the firm's capacity in emerging technology skills and cultivate a vibrant technical community that fuels innovation for our client missions. We also maintain an active network of innovation centers, labs, and studios that serve clients with some of the best technologies, talent, and research that our industry has to offer. Beyond The Helix—our innovation center in Washington, DC—Booz Allen’s regional research-and-development labs are stationed close to critical missions, providing clients with access to on-demand innovation and the latest in experimentation, from 5G to the metaverse.

Empowering Our Technical Communities
Booz Allen is intentional about building a culture of empowerment where we can grow today’s talent and future leaders from within. Our Technical Experience Groups (“TXGs”) are open to all employees and are designed to build technical affiliation and skills, generate opportunities for career growth, and advance our technical capabilities and solutions around the following eight functional areas that are important to the Company’s growth:

•Artificial Intelligence: The Artificial Intelligence (“AI”) TXG’s computer programmers, mathematicians, and scientists harness computer learning to tackle complex decision-making with speed and precision. The group focuses on current and emerging AI capability areas, including machine learning (“ML”), predictive modeling, automation and decision analytics, and quantum computing.

•Cyber: The Cyber TXG’s threat hunters, intelligence analysts, and ethical hackers utilize cybersecurity expertise to protect and defend computer networks, cyber physical systems, and infrastructure. The group prioritizes cyber capability areas, including strategy and policy, risk management, architecture and engineering, defense operations, analytics and AI/ML, and computer network operations.

•Data Science & Data Engineering: The Data Science & Data Engineering TXG’s data scientists, analysts, and engineers transform data into insights to inform decisions. The group emphasizes data science and data engineering capability areas, such as data science, engineering, visualization, strategy, and analysis.

•Experience & Immersive: The Experience & Immersive TXG’s artists, engineers, strategists, and storytellers combine human-centered design, digital, and data expertise to create meaningful customer experiences that improve how people interact with their environments. The group highlights experience and immersive capability areas, including User Experience (“UX”)/User Interface (“UI”), design thinking, sketching, graphic design, web design, and digital product design.

•Platform & Infrastructure: The Platform & Infrastructure TXG’s architects and engineers help accelerate, scale, secure, and transform mission and business outcomes using the latest technologies and partner offerings. The group advances platform and infrastructure capabilities, including hybrid and multi-cloud deployment, edge cloud, cloud migration and modernization, DevSecOps, and enterprise mobility, security, and infrastructure modernization.

•Software Engineering: The Software Engineering TXG’s front end, back end, and full stack developers, architects, designers, testers, and UX resources apply engineering methods and principles to the design, development, testing, and maintenance of software. The group harnesses modern software and systems development capability areas, in particular agile practices, DevSecOps, automation and Cloud, and Low/No Code Platform engineering.

•Systems & Digital Engineering: The Systems & Digital Engineering TXG’s engineers, system architects, computer programmers, and digital analysts combine traditional engineering with modern digital tools and practices to more efficiently and effectively conceptualize, design, develop, and deploy integrated services and solutions. The group focuses on systems and digital engineering capability areas, like engineering and science, data and ML, cloud automation, Digital Twin, and 5G.

•Tech Strategy & Product Management: The Tech Strategy & Product Management TXG’s agile practitioners, operational specialists, and product and project managers manage the strategic, operational, and management functions that enable digital execution and IT transformation. The group prioritizes tech strategy and product management capability areas, including corporate venture capital, digital transformation, emerging tech, partnerships, product management, strategic assessments and technology adoption, and tech scouting.

Our Long-Term Growth Strategy
Fiscal year 2023 was the first year of our VoLT strategy, which acknowledges that continued growth requires us to operate with increased speed, agility, and scale in a rapidly changing, highly competitive, and increasingly technical environment. The competitive landscape is changing, and investments in technology from both public and private sectors are gaining momentum. The need for highly qualified technical professionals greatly exceeds availability. In this context, our clients are increasingly reliant on technology as their missions grow in size, complexity, and digital focus. We must continually adapt to keep pace with these shifts and guide our clients towards a future of digital missions. Our ability to embrace and drive change is crucial to our success, which is why we are using our VoLT strategy and its framework to rapidly innovate and scale solutions to transform missions and address our clients’ complex challenges.
VoLT is the next era of Booz Allen and is accelerating our growth by focusing on the powerful convergence of Velocity, Leadership, and Technology—the blueprint for transforming our firm.

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
A Large Addressable Market
We believe that the U.S. government is the world’s largest consumer of management and technology consulting services. According to the Congressional Budget Office and the U.S. Department of the Treasury, the U.S. government’s total spending for its fiscal year ended September 30, 2022 was $6.3 trillion. Memorandum baseline estimates for fiscal year 2022 indicate approximately $1.7 trillion was for discretionary budget authority, including $752 billion for the Department of Defense and intelligence community and $912 billion for civil agencies. Based on data from the Federal Procurement Data System, approximately $704.9 billion, including an estimated $38.3 billion in contract spending tied directly to the COVID-19 National Interest Action code (code P20C), of the U.S. government’s fiscal year 2022 discretionary outlays were non-intelligence agency funding-related products and services procured from private contractors. We estimate that $156.1 billion of the spending directed toward private contractors in U.S. government fiscal year 2022 was for management, technology, and engineering services, with $81.6 billion spent by the Department of Defense and $74.5 billion spent by civil agencies. The agencies of the U.S. intelligence community that we serve represent an additional addressable market that is classified and, therefore, excluded from these numbers. These numbers also exclude a large addressable market for our services and capabilities in the global commercial markets where we have a modest footprint.
Highlights of Booz Allen’s fiscal 2023 are as follows:
•We derived 97% of our revenue from contracts where the end client was an agency or department of the U.S. government.
•We delivered services under 4,161 contracts and task orders.
•We derived 95% of our revenue in fiscal 2023 from engagements for which we acted as the prime contractor.

•We derived 13% of our revenue in fiscal 2023 from the Department of Veterans Affairs, which was the single largest client that we served in that year.
Selected Long-Term Client Relationships

Client (1)	Relationship Length (Years)
U.S. Navy	80+
U.S. Army	70+
Department of Energy	45+
U.S. Air Force	45+
National Security Agency	40+
Department of Homeland Security	40+
Federal Bureau of Investigation	30+
Internal Revenue Service	25+
Department of Health and Human Services	25+
National Reconnaissance Office	25+
A U.S. intelligence agency	25+

(1)Includes predecessor organizations.
Defense Clients
We are the premier digital integrator for the Department of Defense, blending decades of mission experience with state of-the-art AI/ML, next-generation data solutions, resilient communications, cyber, and advanced software development. As we operate in an environment where our adversaries are deeply investing in technology, we design open architectures to avoid vendor lock, lower lifecycle cost, and maintain a technical edge to modernize, achieve interoperability, and win. Our technologists partner with our mission experts to build solutions that deliver the warfighter mission-critical information in today's digital battlespace, the fully networked conflict space extending across all warfighting domains.
We count among our many defense clients all four branches of the U.S. military, the Office of the Secretary of Defense, NASA and the Joint Staff. Our key defense clients include the Army, Navy/Marine Corps, Air Force, Space Force, and Joint Combatant Commands.
Revenue generated from defense clients was $4.2 billion, or approximately 45.5% of our revenue, in fiscal 2023, as compared to $4.0 billion, or approximately 47.2% of our revenue, in fiscal 2022. Revenue generated from defense clients also includes foreign military sales and work performed under status of forces agreements to U.S. and non-U.S. government clients.
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
Revenue generated from intelligence clients was $1.7 billion, or approximately 18.3% of our revenue, in fiscal 2023, as compared to $1.6 billion, or approximately 18.9% of our revenue, in fiscal 2022.
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
Revenue generated from civil clients was $3.1 billion, or approximately 33.8% of our revenue, in fiscal 2023, as compared to $2.6 billion, or approximately 31.3% of our revenue, in fiscal 2022.
Global Commercial Clients
The Global Commercial business partners with clients, from sophisticated multinational organizations to small-to-medium organizations, to elevate their businesses to new heights. We deliver advanced cyber defense solutions across two industry leading lines of business: enterprise consulting and incident response. Our team is led by practitioners with decades of cyber operational, strategic consulting, incident response, commercial, and federal experience. Our extensive industry expertise is earned through years of working with market leading clients in financial services, health and life sciences, software and technology, high tech manufacturing, logistics, and energy.
In fiscal 2023, the Company completed the divestiture of its management consulting business serving the Middle East and North Africa region, and also the divestiture of its commercial Managed Threat Services business.
Revenue generated from global commercial clients was $229.7 million, or approximately 2.5% of our revenue, in fiscal 2023, as compared to $216.3 million, or approximately 2.6% of our revenue, in fiscal 2022.
Contracts
Booz Allen’s approach has long been to ensure that we have prime or subcontractor positions on a wide range of contracts that allow clients maximum opportunity to access our services. Our diverse contract base provides stability to our business. This diversity shows that more than 84% of our revenue for fiscal 2023 was derived from 2,924 active task orders under IDIQ contract vehicles. Our top IDIQ contract vehicle represented approximately 12.6% of our revenue in fiscal 2023. Our largest task order under an IDIQ contract vehicle accounted for approximately 3.0% of our revenue in fiscal 2023. Our largest definite contract represented approximately 2.5% of our revenue in fiscal 2023.
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

Listed below are our top IDIQ contracts for fiscal 2023 and the number of active task orders under these contracts as of March 31, 2023.

	Fiscal 2023 Revenue	% of Total Revenue	Number of Task Orders as of March 31, 2023	Expiration Date (1)
	(in millions)
BAH Alliant 2	$1,164.5	12.6%	64	6/30/2028
(OASIS) One Acquisition Solution for Integrated Services	993.6	10.7%	95	9/2/2024
(T4NG) Transformation Twenty-One Total Technology Next Generation	602.1	6.5%	19	3/6/2026
Liberty IT - VA T4NG IDIQ	509.5	5.5%	30	3/6/2026
DTIC Information Analysis Center Multiple Award Contract (IAC MAC)	438.1	4.7%	48	9/29/2027
SeaPort Next Generation (SeaPort NxG) IDIQ	414.9	4.5%	14	1/1/2029
BAH Alliant 1	389.8	4.2%	25	4/30/2019
IT-70 GS-35F-386DA NSF IT	345.0	3.7%	53	11/14/2031
(PSS) Professional Services Schedule	277.0	3.0%	82	1/2/2032
(CIOSP3) Chief Information Officer - Solutions & Partners 3	216.9	2.3%	25	4/30/2023
(1) Expiration date applies to the IDIQ vehicle. Task orders awarded under the IDIQ can run past the expiration of the IDIQ itself.
Listed below for each specified revenue band is the number of task orders, revenue derived from the task orders, and average duration of the task orders as of March 31, 2023. The table includes revenue earned during fiscal 2023 under all task orders that were active during fiscal 2023 under these IDIQ contracts and the number of active task orders on which this revenue was earned. Average duration reflected in the table below is calculated based on the inception date of the task order, which may be prior to the beginning of fiscal 2023, and the completion date which may have been prior or subsequent to March 31, 2023. As a result, the actual average remaining duration for task orders included in this table may be less than the average duration shown in the table, and task orders included in the table may have been complete on March 31, 2023.

Segmentation of Task Order by Revenue Fiscal 2023	Number of Task Orders Active During Fiscal 2023	Fiscal 2023 Revenue (in millions)	% of Total Revenue	Average Duration (Years)
Less than $1 million	2,146	$383.9	4%	2.0
Between $1 million and $3 million	365	654.0	7%	3.4
Between $3 million and $5 million	134	509.4	6%	4.0
Between $5 million and $10 million	139	970.4	11%	4.1
Greater than $10 million	140	5,209.0	56%	5.0
Total	2,924	$7,726.7	84%	2.5

Listed below are our top definite contracts for fiscal 2023 and revenue recognized under these contracts. Classified contracts that cannot be named are noted generically in the table:

	Fiscal 2023 Revenue	% of Total Revenue	Expiration Date
	(in millions)
Classified Contract	$230.0	2.5%	9/30/2023
Classified Contract	67.9	0.7%	6/30/2025
PEO USC Bridge	57.4	0.6%	4/15/2023
R1S Recreation One Stop Support Services	45.2	0.5%	9/30/2028
Classified Contract	42.6	0.5%	3/31/2025
ARPA-E SETA - BRIDGE#4	35.2	0.4%	5/31/2023
Classified Contract	35.0	0.4%	9/16/2024
Classified Contract	34.0	0.4%	4/18/2028
Classified Contract	33.6	0.4%	3/7/2023
Classified Contract	26.1	0.3%	3/31/2024
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
The following table summarizes the value of our contract backlog as of the respective dates presented:

	As of March 31,
	2023	2022
	(in millions)
Funded	$4,619	$3,710
Unfunded	9,519	9,925
Priced options	17,064	15,612
Total backlog	$31,202	$29,247
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
We rely on a combination of nondisclosure agreements and other contractual arrangements, as well as copyright, trademark, patent, and trade secret laws, to protect our proprietary information. We also enter into proprietary information and intellectual property agreements with employees, which require them to disclose any inventions created during employment, to convey such rights to inventions to us, and to restrict any disclosure of proprietary information. We have a variety of trademarks registered in the United States and certain foreign countries, including “Booz Allen Hamilton.” Generally, registered trademarks have perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks. We have registered trademarks related to our name and logo in the United States, with the earliest renewal in May 2027, while the earliest renewal for our trademarks outside of the United States is June 2023.
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
Given the magnitude of our revenue derived from contracts with the Department of Defense, the Defense Contract Audit Agency (“DCAA”) is our cognizant government audit agency. The DCAA audits the adequacy of our internal control systems and policies including, among other areas, compensation. The Defense Contract Management Agency (DCMA), as our cognizant government contract management agency, may determine that a portion of our employee compensation is unallowable based on the findings and recommendations in the DCAA's audits. In addition, the DCMA directly reviews the adequacy of certain of our business systems, such as our purchasing system. See “Item 1A. Risk Factors—Legal and Regulatory Risks—Our work with government clients exposes us to additional risks inherent in the government contracting environment, which could reduce our revenue, disrupt our business, or otherwise materially adversely affect our results of operations.” We are also subject to audit by Inspectors General of other U.S. government agencies.
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
Available Information
We file annual, quarterly, and current reports and other information with the Securities and Exchange Commission (the “SEC”). The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC, including us. You may also access, free of charge, our reports filed with the SEC (for example, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and any amendments to those forms) through the “Investors” portion of our website (www.boozallen.com). Reports filed with or furnished to the SEC will be available as soon as reasonably practicable after they are filed with or furnished to the SEC. Our website is included in this Annual Report as an inactive textual reference only. The information found on our website is not part of this or any other report filed with or furnished to the SEC.
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
This risk factor summary contains a high-level summary of risks associated with our business. It does not contain all of the information that may be important to you, and you should read this risk factor summary together with the more detailed discussion of risks and uncertainties set forth following this summary. A summary of our risks includes, but is not limited to, the following:
Industry and Economic Risks
•risks relating to our relationships with the U.S. government;
•changes in U.S. government spending and mission priorities, including due to uncertainty relating to funding of the U.S. government and increasing the debt ceiling;
•the effects of disease outbreaks, pandemics, or widespread health epidemics, including disruptions to our workforce and the impact on government spending and demand for our solutions;
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
•risks related to the deterioration of economic conditions or weakening in the credit or capital markets;
•internal system or service failures and security breaches, including, but not limited to, those resulting from external or internal threats, including cyber attacks on our network and internal systems;
•risks related to the operation of financial management systems;
•our ability to attract, train, or retain employees with the requisite skills and experience and ensure that employees obtain and maintain necessary security clearances and effectively manage our cost structure;
•the loss of members of senior management or failure to develop new leaders;
•misconduct or other improper activities from our employees or subcontractors, including the improper access, use, or release of our or our clients’ sensitive or classified information;
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
Legal and Regulatory Risks
•failure to comply with numerous laws and regulations, including FAR, the False Claims Act, the Defense Federal Acquisition Regulation Supplement (“DFARS”), and FAR Cost Accounting Standards and Cost Principles;
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
Risks Related to Our Indebtedness
•the impact of our substantial indebtedness and our ability to service and refinance such indebtedness; and
•the restrictions and limitations in the agreements and instruments governing our indebtedness.
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
The U.S. government is our primary client, with revenue from contracts and task orders, either as a prime or a subcontractor, with U.S. government agencies accounting for 97% of our revenue for fiscal 2023. Our belief is that the successful future growth of our business will continue to depend primarily on our ability to be awarded work under U.S. government contracts, as we expect this will be the primary source of substantially all of our revenue in the foreseeable future. For this reason, any issue that compromises our relationship with the U.S. government generally or any U.S. government agency that we serve would cause our revenue to decline. Among the key factors in maintaining our relationship with U.S. government agencies is our performance on contracts and task orders, the strength of our professional reputation, compliance with applicable laws and regulations, and the strength of our relationships with client personnel. In addition, the mishandling or the perception of mishandling of sensitive information, such as our failure to maintain the confidentiality of the existence of our business relationships with certain of our clients, including as a result of misconduct or other improper activities by our employees or subcontractors, or a failure to maintain adequate protection against security breaches, including those resulting from cyber attacks, could harm our relationship with U.S. government agencies. See “—Our employees or subcontractors may engage in misconduct or other improper activities, which could harm our ability to conduct business with the U.S. government.” Our relationship with the U.S. government could also be damaged as a result of an agency’s dissatisfaction with work performed by us, a subcontractor, or other third parties who provide services or products for a specific project for any reason, including due to perceived or actual deficiencies in the performance or quality of our work, and we may incur additional costs to address any such situation and the profitability of that work might be impaired. Further, negative publicity concerning government contractors in general, or us, regardless of accuracy, may harm our reputation among federal agencies and federal government contractors. Due to the sensitive nature of our work and our confidentiality obligations to our customers, we may be unable or limited in our ability to respond to such negative publicity, which could also harm our reputation and business. To the extent our reputation or relationships with U.S. government agencies is impaired, our revenue and operating profits could materially decline.
U.S. government spending levels and mission priorities could change in a manner that adversely affects our future revenue and limits our growth prospects.
Our business depends upon continued U.S. government expenditures on defense, intelligence, and civil programs for which we provide support. These expenditures have not remained constant over time, have been reduced in certain periods, and have been affected by the U.S. government’s efforts to improve efficiency and reduce costs affecting U.S. government programs generally. Our business, prospects, financial condition, or operating results could be materially harmed by, among other causes, the following:
•budgetary constraints, including mandated automatic spending cuts, affecting U.S. government spending generally, or specific agencies in particular, and changes in available funding;
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
•U.S. government shutdowns due to, among other reasons, a failure to fund the government and other potential delays in the appropriations process;
•U.S. government agencies awarding contracts on a technically acceptable/lowest cost basis in order to reduce expenditures;
•delays in the payment of our invoices by government payment offices;
•an inability by the U.S. government to fund its operations as a result of a failure to increase the U.S. government’s debt ceiling, the exhaustion of “extraordinary measures” to borrow additional funds without breaching the government’s debt ceiling, a credit downgrade of U.S. government obligations or for any other reason; and
•changes in the political climate and general economic conditions, including political changes from successive presidential administrations, a slowdown of the economy or unstable economic conditions and responses to COVID-19 or other conditions, such as emergency spending, that reduce funds available for other government priorities.

In addition, any disruption in the functioning of U.S. government agencies, including as a result of U.S. government closures and shutdowns, terrorism, war, international conflicts (including the ongoing conflict between Russia and Ukraine), natural disasters, public health crises (such as COVID-19), destruction of U.S. government facilities, and other potential calamities could have a negative impact on our operations and cause us to lose revenue or incur additional costs due to, among other things, our inability to deploy our staff to client locations or facilities as a result of such disruptions.
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
Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the spending priorities of the U.S. government. In 2023, the U.S. Congress will have to contend with the legal limit on U.S. debt commonly known as the debt ceiling. The current statutory limit was reached in January 2023, requiring “extraordinary measures” to continue normally financing U.S. government obligations while avoiding breaching the debt ceiling. However, it is expected the U.S. government will exhaust these measures by June 2023. If the debt ceiling is not raised, the U.S. government may not be able to fulfill its funding obligations and there could be significant disruption to all discretionary programs, which would have corresponding impacts on us and our industry.
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
The effects of a disease outbreak, pandemic or widespread health epidemic could have a material adverse effect on our business and results of operations.
Disease outbreaks, pandemics or similar widespread health epidemics, such as the COVID-19 pandemic, and attempts to contain and reduce their spread may adversely affect U.S. and global economies, including impacts to supply chains, customer demand, international trade, and capital markets. These effects may adversely affect certain of our business operations and may materially and adversely affect our financial condition, results of operations, cash flows, and equity.
We have taken precautionary measures intended to minimize the risk of disease outbreaks, pandemics or similar widespread health epidemics, such as the COVID-19 pandemic, to our employees, our clients, and the communities in which we operate, as well as remedial measures to address residual, lasting issues, including increased medical costs and a rise in mental health issues, which could negatively impact our business. In addition, some of our employees, clients, and subcontractors are located in foreign countries, which may be impacted differently from the United States depending on the situation. Although the Company has business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective or that such measures will not adversely affect our operations or long-term plans. In addition, as local conditions and regulations respond to the risks of disease outbreaks, pandemics or similar widespread health epidemics regarding with respect to the return of employees to business generally, our workforce may not be able to return to work in person immediately, if at all, or may instead choose to pursue competing employment opportunities, including as a result of transportation, childcare, and ongoing health issues, which could negatively affect our business.
In addition, COVID-19 and such other disease outbreaks, pandemics or widespread health epidemics may continue to disrupt the operations of our clients, suppliers, vendors, service providers, and subcontractors, including as a result of travel restrictions, business shutdowns, key material shortages, or lack of access to financial markets, all of which could negatively impact our business and results of operations. Any inability to develop alternative sources of supply on a cost-effective and timely basis could materially impair our ability to provide products, systems, and services to our clients.

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
We believe that one of the key elements of our success is our position as the holder of 2,924 active task orders under IDIQ contract vehicles as of March 31, 2023.
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
Additionally, our profits could be adversely affected if our costs under any such contract exceed the assumptions we used in bidding for the contract. For example, we may miscalculate the costs, resources, or time needed to complete projects or meet contractual milestones as a result of delays on a particular project, including delays in designs, engineering information, or materials provided by the customer or a third party, delays or difficulties in equipment and material delivery, schedule changes, and other factors, some of which are beyond our control. We record provisions in our consolidated financial statements for losses on our contracts when necessary, as required under accounting principles generally accepted in the United States, or GAAP, but our contract loss provisions may not be adequate to cover all actual losses that we may incur in the future.
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
Our backlog does not include contracts that have been awarded but are currently under protest and also does not include any task orders under IDIQ contracts, except to the extent that task orders have been awarded to us under those contracts. For additional disclosure regarding our backlog, please see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors and Trends Affecting Our Results of Operations—Sources of Revenue—Contract Backlog.”
We historically have not realized all of the revenue included in our total backlog, and we may not realize all of the revenue included in our current or future total backlog. There is a higher degree of risk in this regard with respect to unfunded backlog and priced options. In addition, there can be no assurance that our backlog will result in actual revenue in any particular period. This is because the actual receipt, timing, and amount of revenue under contracts included in backlog are subject to various contingencies, including congressional appropriations, many of which are beyond our control. The actual receipt of revenue from contracts included in backlog may never occur or may be delayed because: a program schedule could change or the program could be canceled; a contract’s funding or scope could be reduced, modified, delayed, de-obligated, or terminated early, including as a result of a lack of appropriated funds or cost cutting initiatives and other efforts to reduce U.S. government spending and/or the automatic federal defense spending cuts required by sequestration; in the case of funded backlog, the period of performance for the contract has expired or the U.S. government has exercised its unilateral right to cancel multi-year contracts and related orders or terminate existing contracts for convenience or default; in the case of unfunded backlog, funding may not be available; or, in the case of priced options, our clients may not exercise their options. In addition, client staff headcount growth is the primary means by which we are able to recognize revenue growth. Any inability to hire additional appropriately qualified personnel or failure to timely and effectively deploy such additional personnel against funded backlog could negatively affect our ability to grow our revenue. We may also not recognize revenue on funded backlog due to, among other reasons, the tardy submissions of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a predetermined expiration date such as the end of the U.S. government's fiscal year. The amount of our funded backlog is also subject to change, due to, among other factors: changes in congressional appropriations that reflect changes in U.S. government policies or priorities resulting from various military, political, economic, or international developments; changes in the use of U.S. government contracting vehicles, and the provisions therein used to procure our services; and adjustments to the scope of services under, or cancellation of contracts, by the U.S. government at any time. Furthermore, even if our backlog results in revenue, the contracts may not be profitable.
Systems that we develop, integrate, maintain, or otherwise support could experience security breaches which may damage our reputation with our clients and hinder future contract win rates.
We develop, integrate, maintain, or otherwise support systems and provide services that include managing and protecting information involved in intelligence, national security, and other sensitive or classified government functions. Our systems also store and process sensitive information for commercial clients, including personally identifiable, health and financial information. The cyber and security threats that our clients face have grown more frequent and sophisticated. A security breach, including from insider threats, in one of these systems could cause the exfiltration of our or our clients’ data or serious harm to our business, damage our reputation, and prevent us from being eligible for further work on sensitive systems for U.S. government or commercial clients or hinder future contract win rates. Work for non-U.S. government and commercial clients involving the protection of information systems or that store clients' information could also be harmed due to associated security breaches. Damage to our reputation or limitations on our eligibility for additional work or any liability resulting from a security breach in one of the systems we develop, install, maintain, or otherwise support could have a material adverse effect on our results of operations.
Certain services we provide and technologies we develop are designed to detect and monitor threats to our clients and may expose our staff to financial loss or physical or reputational harm.
We help our clients detect, monitor and mitigate threats to their people, information, and facilities. These threats may originate from nation states, terrorists or criminal actors, activist hackers or others who seek to harm our clients. Successful attacks on our clients may cause reputational harm to us and our clients, as well as liability to our clients or third parties. In addition, if we are associated with our clients in this regard, our staff, systems, information, and facilities may be targeted by a similar group of threat actors and may be at risk for financial loss, or physical or reputational harm.

Internal system or service failures, or those of our vendors, including as a result of cyber or other security threats, could disrupt our business and impair our ability to effectively provide our services to our clients, which could damage our reputation and have a material adverse effect on our business and results of operations.
We create, implement, and maintain information technology and engineering systems and also use vendors to provide services that are often critical to our clients' operations, some of which involve sensitive information and may be conducted in war zones or other hazardous environments, or include information whose confidentiality is protected by law or contract. As a result, we are subject to systems or service failures, not only resulting from our own failures or the failures of third-party service providers, natural disasters, power shortages, insider threats (including improper access, employee error, or malfeasance), or terrorist attacks, but also from continuous exposure to constantly evolving cyber and other security threats, including computer viruses and malware, attacks by computer hackers, or physical break-ins. There has been an increase in the frequency and sophistication of the cyber and security threats we face, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target us because, as a cybersecurity services contractor, we hold classified, controlled unclassified, and other sensitive information. As a result, we and our vendors face a heightened risk of a security breach or disruption resulting from an attack by computer hackers, persons with access to systems inside our organization, foreign governments, and cyber terrorists.
While we put in place policies, controls, and technologies to help detect and protect against such attacks, we cannot guarantee that future incidents will not occur. If an incident occurs, we may not be able to successfully mitigate the impact. We have been the target of these types of attacks in the past, and future attacks are likely to continue. The ongoing geopolitical conflict between Russia and Ukraine, and increased tensions in Asia, increase the potential threat of cybersecurity attacks. If successful, these types of attacks on our network or other systems or service failures could have a material adverse effect on our business and results of operations, due to, among other things, the loss of client or proprietary data, interruptions or delays in our clients' businesses, or damage to our reputation. In addition, the failure or disruption of our systems, communications, vendors, or utilities could cause us to interrupt or suspend our operations, which could have a material adverse effect on our business and results of operations. In addition, if our employees do not adhere (whether inadvertently or intentionally) to appropriate information security protocols, our protocols are inadequate, or our or our clients' sensitive information is released and/or compromised, thereby causing significant negative impacts to our reputation and expose us or our clients to liability. We are not immune from the possibility of a malicious insider compromising our information systems and infrastructure, including but not limited to insiders exfiltrating the personal data of clients, stealing corporate trade secrets and key financial metrics, and illegally diverting funds. No series of measures can fully safeguard against every insider threat.
If our or our vendors' systems, services, or other applications have significant defects, errors, or vulnerabilities, are successfully attacked by cyber and other security threats, suffer delivery delays, or otherwise fail to meet our clients’ expectations, we may:
•lose revenue due to adverse client reaction;
•be required to provide additional services to a client at no charge;
•incur additional costs related to remediation, monitoring, and enhancing our cybersecurity;
•lose revenue due to the deployment of employees for remediation efforts instead of client assignments;
•receive negative publicity, which could damage our reputation and adversely affect our ability to attract or retain clients or talent;
•be unable to successfully market services that are reliant on the creation and maintenance of secure information technology systems to U.S. government, international, and commercial clients;
•suffer claims by clients or impacted third parties for substantial damages, particularly as a result of any successful network or systems breach and exfiltration of client and/or third-party information; or
•incur significant costs, including fines from government regulators, related to complying with applicable federal or state laws, including laws pertaining to the security and protection of personal information.
In addition to any costs resulting from contract performance or required corrective action, these failures may result in increased costs or loss of revenue if they result in clients postponing subsequently scheduled work or canceling or failing to renew contracts.

The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Additionally, some cyber technologies and techniques that we utilize or develop may raise potential liabilities related to legal compliance, intellectual property, and civil liberties, including privacy concerns, which may not be fully insured or indemnified. We may not be able to obtain and maintain insurance coverage on reasonable terms or in sufficient amounts to cover one or more large claims, or the insurer may disclaim coverage as to some types of future claims. The successful assertion of any large claim against us could seriously harm our business. Even if not successful, these claims could result in significant legal and other costs, may be a distraction to our management, may harm our client relationships, and may adversely affect our ability to attract or retain talent. In certain new business areas, we may not be able to obtain sufficient insurance and may decide not to accept or solicit business in these areas.
Implementation of and compliance with various data privacy and cybersecurity laws, regulations and standards could require significant investment into ongoing compliance activities, trigger potential liability, and limit our ability to use personal data.
Any failure by us, our vendors or other business partners to comply with international, U.S. federal, state or local laws and regulations regarding data privacy or cybersecurity could result in regulatory actions or lawsuits against us, legal liability, injunctions, fines, damages or other costs. We may also incur substantial expenses in implementing and maintaining compliance with such laws and regulations, including those that require certain types of data to be retained on servers within these jurisdictions. Our failure to comply with applicable laws and regulations may result in privacy claims or enforcement actions against us, including liabilities, fines and damage to our reputation, any of which may have a material adverse effect on our results of operations.
For example, the European Union’s General Data Protection Regulation, or “GDPR”, and the United Kingdom’s GDPR impose compliance obligations on companies that process personal data of people in the European Union and United Kingdom, respectively. Compliance with these laws requires investment into ongoing data protection activities and documentation requirements, and creates the potential for fines and liabilities for noncompliance. In addition, California, Colorado, Connecticut, Iowa, Virginia, and Utah have enacted comprehensive state privacy laws that provide rights to residents of those respective states, and other states are considering similar legislation. The California Consumer Privacy Act, or “CCPA” (as amended by the California Privacy Rights Act, or “CPRA”), the Virginia Consumer Data Protection Act, or “VCDPA”, and the Colorado Privacy Act, or “CPA”, provide for consumer rights for residents of those respective states and create corresponding compliance obligations and litigation risks. The impact from the VCDPA and the CPA to Booz Allen is currently low because most of our personal information is client- or employee-related and therefore not defined as consumer-related. However, the CCPA now covers personal information collected from California individuals in the context of recruitment and employment, as well as business-to-business arrangements, and therefore imposes additional compliance obligations on Booz Allen with respect to such personal information. The CCPA will require additional investment in compliance programs and potential modifications to business processes, and could result in fines, individual claims, and liabilities for certain compliance failures. As other states follow this trend, laws of this nature could be deemed applicable to some aspects of our business. This will impose new compliance obligations and require additional investment into data protection activities. Any obligations that may be imposed on us under CCPA, CPRA, VCDPA, CPA or similar laws may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information or our results of operations.
The U.S. Congress is considering federal privacy and cybersecurity legislation that would create requirements similar to or possibly exceeding CCPA, CPRA, VCDPA, and CPA on a 50-state basis. Any federal legislation may or may not preempt the CCPA, CPRA, VCDPA, and CPA or other state laws, creating the possibility of different compliance measures or enforcement risks nationally or on a per-state basis. Any obligations that may be imposed on us under the CCPA, CPRA, VCDPA, CPA or similar laws may be different from or in addition to those required by GDPR, which may cause additional expense for compliance across jurisdictions. The GDPR and the laws of other U.S. states also impose obligations to maintain and implement an information security program that includes administrative, technical, physical, or organizational safeguards, as well as obligations to give notice to affected individuals and to certain regulators in the event of a data breach. We may be required to spend significant resources to comply with these information security and data breach legal requirements. A significant data breach (including various forms of external attack, such as ransomware, as well as data incidents resulting from internal actions or omissions) could have negative consequences for our business and future prospects, including possible penalties, fines, damages, reduced customer demand, legal claims against and by clients, personnel, business partners or other persons claiming to be affected, harm to our systems and operations and harm to our reputation and brand.

In addition, as a contractor supporting defense and national security clients, we are subject to certain additional regulatory compliance requirements relating to data privacy and cybersecurity. Under the Defense Federal Acquisition Regulation Supplement and other federal regulations, our networks and IT systems are required to comply with the security and privacy controls in National Institute of Standards and Technology Special Publications, or “NIST SP”. To the extent that we do not comply with the applicable security and control requirements, unauthorized access or disclosure of sensitive information could result in a contract termination, which could have a material adverse effect on our business and financial results and lead to reputational harm. We are also subject to the Department of Defense Cybersecurity Maturity Model Certification, or “CMMC”, requirements, which will require all contractors to receive specific third-party certifications relating to specified cybersecurity standards in order to be eligible for contract awards. Under “CMMC 1.0,” released in January 2020, there were 5 maturity levels, comprised of 171 requirements and 14 required processes. In March 2021, the Department of Defense initiated an interim review of CMMC’s implementation, which led to a refinement of the overall program and implementation strategy. In November 2021, the Department of Defense announced “CMMC 2.0”, which included updated program structure and requirements. These refinements included a reduction in levels from 5 to 3, which includes the removal of CMMC-unique practices and reliance on the practices set forth in NIST SP 800-171(r2). The Department of Defense announced that CMMC 2.0 will become a contract requirement once rule making is completed and indicated that the rule making process and timeline would take place within 9 to 24 months of November 2021. However, rule making is not yet complete and questions remain as to the precise timing of that rule and its effective date. Despite uncertainties regarding ultimate timing of the effective date and final details regarding the CMMC 2.0 requirements, we are in the process of preparing for certification against the CMMC program. To the extent we are unable to achieve certification in advance of applicable contract awards that specify the requirement, we will be unable to bid on such contract awards or on follow-on awards for existing work with the Department of Defense, depending on the level of standard as required for each solicitation, which could adversely impact our revenue and profitability. The extended rule making timeline adds an additional degree of uncertainty as to when such a risk may occur. In addition, our subcontractors, and in some cases our vendors, may also be required to adhere to the CMMC program requirements and potentially to achieve certification. Should our supply chain fail to meet compliance requirements or achieve certification, this may adversely affect our ability to receive award or execute on relevant government programs. In addition, any obligations that may be imposed on us under the CMMC may be different from or in addition to those otherwise required by applicable laws and regulations, which may cause additional expense for compliance.
The operation of financial management systems may have an adverse effect on our business and results of operations.
We, from time to time, modernize and upgrade our management systems. In particular, we launched new financial management systems in fiscal 2022 designed to modernize and enhance our financial systems infrastructure and cost accounting practices through minimizing manual processes, increasing automation, and providing enhanced business analytics. Operation of the new systems required significant investment of human and financial resources. With the operation of these new systems, we have incurred additional expenses and experienced certain one-time impacts to profitability related to the roll-out and operation of the financial systems. In addition, any significant difficulties in the operation could have a material adverse effect on our ability to fulfill and invoice customer orders, apply cash receipts, place purchase orders with suppliers, and make cash disbursements, and could negatively impact data processing and electronic communications among business locations, which may have a material adverse effect on our business, consolidated financial condition, or results of operations. We also face the challenge of supporting our legacy systems and implementing necessary upgrades to those systems to support routine government and financial audits while operating our new systems.
We may fail to attract, train, and retain skilled and qualified employees, which may impair our ability to generate revenue, effectively serve our clients, and execute our growth strategy.
Our business depends in large part upon our ability to attract and retain sufficient numbers of highly qualified individuals who may have advanced degrees in areas such as information technology as well as appropriate security clearances. We compete for such qualified personnel with other U.S. government contractors, the U.S. government, and private industry, and such competition is intense. Personnel with the requisite skills, qualifications, or security clearance may be in short supply or generally unavailable. The government and industry have recognized that the current process for obtaining security clearances is time-consuming, sometimes taking years to complete, and can present a risk to customer mission. See “—We may fail to obtain and maintain necessary security clearances which may adversely affect our ability to perform on certain contracts.”
Our ability to attract and retain skilled and qualified employees may also be impacted by our engagements in, or perceived connections to, politically or socially sensitive activities. In addition, our ability to recruit, hire, and internally deploy former employees of the U.S. government is subject to complex laws and regulations, which may serve as an impediment to our ability to attract such former employees, and failure to comply with these laws and regulations may expose us and our employees to civil or criminal penalties. Additionally, our ability to attract, hire, and retain skilled and qualified employees may be impacted by disease outbreaks, pandemics, or widespread health epidemics.

Adverse labor and economic market conditions and intense competition for skilled personnel may inhibit our ability to recruit new employees, including any necessary actions in response to any disease outbreaks, pandemics, or widespread health epidemics. If we are unable to recruit and retain a sufficient number of qualified employees, or cannot obtain their appropriate security clearances in a timely manner, or fail to deploy such employees, our ability to maintain and grow our business and to effectively serve our clients could be limited and our future revenue and results of operations could be materially and adversely affected. Furthermore, to the extent that we are unable to make necessary permanent hires to appropriately serve our clients, we could be required to engage larger numbers of contracted personnel, which could reduce our profit margins.
If we are able to attract sufficient numbers of qualified new hires, training and retention costs may place significant demands on our resources. In addition, to the extent we experience attrition in our employee ranks, we may realize only a limited or no return on such invested resources, and we would have to expend additional resources to hire and train replacement employees. The loss of key personnel could also impair our ability to perform required services under some of our contracts and to retain such contracts, as well as our ability to win new business.
We may fail to obtain and maintain necessary security clearances which may adversely affect our ability to perform on certain contracts.
Many U.S. government programs require contractor employees and facilities to have security clearances. Depending on the level of required clearance, security clearances can be difficult and time-consuming to obtain. If we or our employees are unable to obtain or retain necessary security clearances in a timely manner, we may not be able to win new business, and our existing clients could terminate their contracts with us or decide not to renew them. To the extent we are not able to obtain and maintain facility security clearances or engage employees with the required security clearances for a particular contract, we may not be able to bid on or win new contracts, effectively rebid on expiring contracts, or retain existing contracts, which may adversely affect our operating results and inhibit the execution of our growth strategy.
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
Our profitability is also affected by the extent to which we are able to effectively manage our overall cost structure for operating expenses, such as wages and benefits, overhead and capital, and other investment-related expenditures. If we are unable to effectively manage our costs and expenses and achieve efficiencies, our competitiveness and profitability may be adversely affected.

Global inflationary pressures have increased the prices of goods and services, which could raise the costs associated with providing our services, diminish our ability to compete for new contracts or task orders, and/or reduce customer buying power.
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
Deterioration of economic conditions or weakening in credit or capital markets may have a material adverse effect on our business, results of operations and financial condition.
Volatile, negative, or uncertain economic conditions, an increase in the likelihood of a recession, or concerns about these or other similar risks may negatively impact our clients’ ability and willingness to fund their projects. For example, declines in state and local tax revenues as well as other economic declines may result in lower state and local government spending. Our clients reducing, postponing or cancelling spending on projects in respect of which we provide services may reduce demand for our services quickly and with little warning, which could have a material adverse effect on our business, results of operations and financial condition.
Moreover, instability in the credit or capital markets in the U.S., including as a result of failures of financial institutions and any related market-wide reduction in liquidity, or concerns or rumors about events of these kinds or similar risks, could affect the availability of credit, making it relatively difficult or expensive to obtain additional capital at competitive rates, on commercially reasonable terms or in sufficient amounts, or at all, thus making it more difficult or expensive for us to access funds or refinance our existing indebtedness, or obtain financing for acquisitions. Such instability could also cause counterparties, including vendors, suppliers and subcontractors, to be unable to perform their obligations, or to breach their obligations, to us under our contracts with them. In addition, instability in the credit or capital markets could negatively impact our clients’ ability to fund their project and, therefore, utilize our services, which could have a material adverse effect on our business, results of operations and financial condition.
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
We are exposed to the risk that employee or subcontractor fraud or other misconduct could occur. Misconduct by employees or subcontractors could include intentional or unintentional failures to comply with U.S. government procurement regulations, engaging in other unauthorized activities, or falsifying time records. Employee or subcontractor misconduct could also involve the improper use of our clients’ sensitive or classified information, or the inadvertent or intentional disclosure of our or our clients' sensitive information in violation of our contractual, statutory, or regulatory obligations. It is not always possible to deter employee or subcontractor misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses, which could materially harm our business. As a result of such misconduct, our employees could lose their security clearances and we could face fines and civil or criminal penalties, loss of facility clearance accreditation, and suspension, proposed debarment or debarment from bidding for or performing under contracts with the U.S. government, as well as reputational harm, which would materially and adversely affect our results of operations and financial condition.
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
As a subcontractor, we often lack control over fulfillment of a contract, and poor performance on the contract could tarnish our reputation, even when we perform as required, and could cause other contractors to choose not to hire us as a subcontractor in the future. If the U.S. government terminates or reduces other prime contractors’ programs or does not award them new contracts, subcontracting opportunities available to us could decrease, which would have a material adverse effect on our financial condition and results of operations. In addition, as a subcontractor, we may be unable to collect payments owed to us by the prime contractor, even if we have performed our obligations under the contract, as a result of, among other things, the prime contractor’s inability to fulfill the contract. Due to certain common provisions in subcontracts in certain countries, we could also experience delays in receiving payment if the prime contractor experiences payment delays, which could have an adverse effect on our financial condition and results of operations.
A delay in the completion of the U.S. government’s budget process, including as a result of a failure to raise the debt ceiling, could result in a reduction in our backlog and have a material adverse effect on our revenue and operating results.
To the extent the U.S. Congress is unable to approve the annual federal budget or raise the debt ceiling on a timely basis, and enacts a continuing resolution, funding for new projects may not be available and funding on contracts we are already performing may be delayed. If Congressional efforts to approve such funding fail, and Congress is unable to craft a long-term agreement on the U.S. government’s ability to incur indebtedness in excess of its current limits, the U.S. government may not be able to fulfill its current funding obligations and there could be significant disruption to all discretionary programs, which would have corresponding impacts on us and our industry. Any such delays would likely result in new business initiatives being delayed or canceled and a reduction in our backlog, and could have a material adverse effect on our revenue and operating results.
In addition, a failure to complete the budget process and fund government operations pursuant to a continuing resolution may result in a U.S. government shutdown, which could result in us incurring substantial costs without reimbursement under our contracts. The delay or cancellation of key programs or the delay of contract payments may have a material adverse effect on our revenue and operating results. In addition, when supplemental appropriations are required to operate the U.S. government or fund specific programs and the passage of legislation needed to approve any supplemental appropriation bill is delayed, the overall funding environment for our business could be adversely affected.
We face certain significant risk exposures and potential liabilities that may not be adequately covered by indemnity or insurance.
A significant portion of our business relates to designing, developing, and implementing advanced defense and technology systems and products, including cybersecurity products and services. New technologies may be untested or unproven, and insurance may not be available. We maintain insurance policies that mitigate against risk and potential liabilities related to our operations, including data breaches. This insurance is maintained in amounts that we believe are reasonable. However, our insurance coverage may not be adequate to cover those claims or liabilities, and we may be forced to bear significant costs from an accident or incident. The amount of the insurance coverage we maintain or indemnification to which we may be contractually or otherwise entitled may not be adequate to cover all claims or liabilities. Accordingly, we may be forced to bear substantial costs resulting from risks and uncertainties of our business which would negatively impact our results of operations, financial condition, or liquidity.

Failure to adequately protect, maintain, or enforce our rights in our intellectual property may adversely limit our competitive position.
We rely upon a combination of nondisclosure agreements and other contractual arrangements, as well as employment, copyright, trademark, patent, and trade secret laws to protect our proprietary information. We also enter into proprietary information and intellectual property agreements with employees, which require them to disclose any inventions created prior to and during employment. Inventions created during employment require inventors to convey such rights to inventions to us, and to restrict any disclosure of proprietary information. Trade secrets are generally difficult to protect. Although our employees are subject to confidentiality obligations, this protection may be inadequate to deter or prevent misappropriation of our confidential information and/or the infringement of our trade secrets, trademarks, patents, and copyrights. Further, we may be unable to detect unauthorized use of our intellectual property or otherwise take appropriate steps to enforce our rights. Failure to adequately protect, maintain, or enforce our intellectual property rights may adversely limit our competitive position.
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
Any infringement, misappropriation, or related claims, whether or not meritorious, are time consuming, divert technical and management personnel, and are costly to resolve. As a result of any such dispute, we may have to develop non-infringing technology, pay damages, enter into royalty or licensing agreements, cease utilizing certain products or services, or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us.
Our focus on new growth areas for our business entails risks, including those associated with new relationships, clients, talent needs, capabilities, service offerings, and maintaining our collaborative culture and core values.
We are focused on growing our presence in our addressable markets by: expanding our relationships with existing clients, developing new clients by leveraging our core competencies, further developing our existing capabilities and service offerings, creating new capabilities and service offerings to address our clients' emerging needs, and undertaking business development efforts focused on identifying near-term developments and long-term trends that may pose significant challenges for our clients. These efforts entail inherent risks associated with innovation and competition from other participants in those areas, potential failure to help our clients respond to the challenges they face, our ability to comply with uncertain evolving legal standards applicable to certain service offerings, including those in the cybersecurity area, and, with respect to potential international growth, risks associated with operating in foreign jurisdictions, such as compliance with applicable foreign and U.S. laws and regulations that may impose different and, occasionally, conflicting or contradictory requirements, and the economic, legal, and political conditions in the foreign jurisdictions in which we operate, including the GDPR. See “—Implementation of and compliance with various data privacy and cybersecurity laws, regulations and standards could require significant investment into ongoing compliance activities, trigger potential liability, and limit our ability to use personal data.” As we attempt to develop new relationships, clients, capabilities, and service offerings, these efforts could harm our results of operations due to, among other things, a diversion of our focus and resources and actual costs, opportunity costs of pursuing these opportunities in lieu of others and a failure to reach a profitable return on our investments in new technologies, capabilities, and businesses, including expenses on research and development investments, and these efforts could ultimately be unsuccessful.
The needs of our customers change and evolve regularly due to complex and rapidly changing technologies. Our success depends upon our ability to identify emerging technological trends; develop technologically advanced, innovative, and cost-effective products and services; and market these products and services to our customers. Our success also depends on our continued access to suppliers of important technologies and components. The possibility exists that our competitors might develop new capabilities or service offerings that might cause our existing capabilities and service offerings to become obsolete. If we fail in our new capabilities development efforts or our capabilities or services fail to achieve market acceptance more rapidly than our competitors, our ability to procure new contracts could be negatively impacted, which would negatively impact our results of operations and financial condition.
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

In addition, with the growth of our U.S. and international operations, we are providing client services and undertaking business development efforts in numerous and disparate geographic locations both domestically and internationally. Our ability to effectively serve our clients is dependent upon our ability to successfully leverage our operating model across all of these and any future locations, maintain effective management controls over all of our locations to ensure, among other things, compliance with applicable laws, rules and regulations, and instill our core values in all of our personnel at each of these and any future locations. Any inability to ensure any of the foregoing could have a material adverse effect on our business and results of operations.
Changes to our operating structure, capabilities, or strategy intended to address our clients’ needs, respond to developments in our markets, and grow our business may not be successful.
We routinely review our operating structure, capabilities and strategy to determine whether we are effectively meeting the needs of existing clients, effectively responding to developments in our markets and successfully building platforms intended to provide the foundation to support the future growth of our business. The outcome of any such review is difficult to predict and the extent of changes to our business following such a review, if any, are dependent in part upon the nature and extent of the review.
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
We derive a substantial portion of our revenue from contracts with the U.S. government that are classified or subject to security restrictions that preclude the dissemination of certain information. In addition, a significant number of our employees have security clearances which preclude them from providing information regarding certain clients and services provided to such clients to other employees without security clearances and investors. Because we are limited in our ability to provide information about these contracts and services, the various risks associated with these contracts or services or any dispute or claims relating to such contracts or services, you may not have important information concerning our business, which will limit your insight into a substantial portion of our business and therefore may be less able to fully evaluate the risks related to that portion of our business.
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
As part of our operating strategy, we continually monitor U.S. government spending and budgetary priorities to align our investments in new capabilities to drive organic growth, and selectively pursue acquisitions, investments, partnerships, and joint ventures that broaden our domain expertise and service offerings, and/or establish relationships with new customers. These transactions pose many risks, including:
•we may not be able to identify suitable acquisition and investment candidates at prices we consider attractive;
•as a result of deterioration of economic conditions, acquisition and investment candidates may choose to delay entering into acquisition or investment transactions until overall company valuations recover;
•we may not be able to compete successfully for identified acquisition and investment candidates, complete acquisitions and investments on intended terms and timeline (including, without limitation, by failing to obtain required regulatory or other approvals in a timely manner, or required financing on acceptable terms), or accurately estimate the financial effect of acquisitions and investments on our business;

•as a result of increased scrutiny by antitrust authorities, we may announce an acquisition or investment transaction that is challenged by such authorities or is ultimately not completed due to a failure to obtain antitrust or other related regulatory approvals;
•future acquisitions and investments may require us to issue common stock or spend significant cash, resulting in dilution of ownership or additional debt leverage;
•we may have difficulty retaining an acquired company’s key employees or clients;
•we may have difficulty integrating personnel from the acquired company with our people and our core values;
•we may have difficulty integrating acquired businesses and investments, resulting in diminished strategic value of a potential transaction and unforeseen difficulties, such as incompatible accounting, information management, or other control systems, and greater expenses than expected;
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
In addition, we may divest businesses, including businesses that are no longer a part of our ongoing strategic plan. These divestitures similarly require significant investment of time and resources, may disrupt our business, distract management from other responsibilities and may result in losses on disposal or continued financial involvement in the divested business, including through indemnification, guarantees or other financial arrangements, which could adversely affect our financial results. In addition, we may be unable to complete strategic divestitures on satisfactory terms and conditions, including non-competition arrangements, within expected time frames or due to a failure of a prospective purchaser to obtain financing or a failure to obtain antitrust or other related regulatory approvals.
Goodwill represents a significant asset on our balance sheet, and changes in future business conditions could cause these investments to become impaired, requiring substantial write-downs that would reduce our operating income.
As of March 31, 2023, the value of our goodwill was $2.3 billion. The amount of our recorded goodwill may substantially increase in the future as a result of any acquisitions that we make. We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. Impairment analysis is based on several factors requiring judgment and the use of estimates, which are inherently uncertain and based on assumptions that may prove to be inaccurate. Additionally, material changes in our financial outlook, as well as events outside of our control, such as deteriorating market conditions for companies in our industry, may indicate a potential impairment. When there is an impairment, we are required to write down the recorded amount of goodwill, which is reflected as a charge against operating income. Such non-cash impairment charges could have a material adverse effect on our results of operations in the period in which they are recognized.
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
In addition, the U.S. government adopts new laws, rules, and regulations from time to time that could have a material impact on our results of operations. Adverse developments in legal or regulatory proceedings on matters relating to, among other things, cost accounting practices and compliance, contract interpretations and statutes of limitations, could also result in materially adverse judgments, settlements, withheld payments, penalties, or other unfavorable outcomes.

Our performance under our U.S. government contracts and our compliance with the terms of those contracts and applicable laws and regulations are subject to periodic audit, review, and investigation by various agencies of the U.S. government and the current environment has led to increased regulatory scrutiny and sanctions for non-compliance by such agencies generally. In addition, from time to time we report potential or actual violations of applicable laws and regulations to the relevant governmental authority. Any such report of a potential or actual violation of applicable laws or regulations could lead to an audit, review, or investigation by the relevant agencies of the U.S. government. If such an audit, review, or investigation uncovers a violation of a law or regulation, or improper or illegal activities relating to our U.S. government contracts, we may be subject to civil or criminal penalties or administrative sanctions, including the termination of contracts, forfeiture of profits, triggering of price reduction clauses, withholding or suspension of payments, fines and suspension, or debarment from contracting with U.S. government agencies. Such penalties and sanctions are not uncommon in the industry and there is inherent uncertainty as to the outcome of any particular audit, review, or investigation. If we incur a material penalty or administrative sanction or otherwise suffer harm to our reputation, our profitability, cash position, and future prospects could be materially and adversely affected.
Further, if the U.S. government were to initiate suspension or debarment proceedings against us or if we are indicted for or convicted of illegal activities relating to our U.S. government contracts following an audit, review, or investigation, we may lose our ability to be awarded contracts in the future or receive renewals of existing contracts for a period of time which could materially and adversely affect our results of operations or financial condition. We could also suffer harm to our reputation if allegations of impropriety were made against us, which would impair our ability to win awards of contracts in the future or receive renewals of existing contracts. See “Item 1. Business — Regulation.”
Adverse judgments or settlements in legal disputes could result in materially adverse monetary damages or injunctive relief and damage our reputation.
We are subject to, and may become a party to, a variety of litigation or other claims and suits that arise from time to time in the ordinary course of our business. For example, our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government which may include such investigative techniques as subpoenas or civil investigative demands. As more fully described under “Item 3. Legal Proceedings”, the U.S. Department of Justice (the “DOJ”) is conducting a civil investigation of the Company, and the Company has also been in contact with other regulatory agencies and bodies, including the Securities and Exchange Commission, which notified the Company that it is conducting an investigation that the Company believes relates to matters that are also the subject of the DOJ's investigation. The Company may receive additional regulatory or governmental inquiries related to the matters that are the subject of the DOJ's investigation. The total cost associated with these matters will depend on many factors, including the duration of these matters and any related finding. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters (such as matters involving alleged violations of civil rights, wage and hour, and worker’s compensation laws), relationships with clients and contractors, intellectual property disputes, and other business matters. Any such claims, proceedings or investigations may be time-consuming, costly, divert management resources, or otherwise have a material adverse effect on our result of operations.
The results of litigation and other legal proceedings, including the other claims described under “Item 3. Legal Proceedings,” are inherently uncertain and adverse judgments or settlements in some or all of these legal disputes may result in materially adverse monetary damages or injunctive relief against us. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or obtain adequate insurance coverage in the future. The litigation and other legal proceedings described under “Item 3. Legal Proceedings” are subject to future developments and management’s view of these matters may change in the future.
We cannot predict the consequences of future geopolitical events, but they may adversely affect the markets in which we operate and our results of operations.
Ongoing instability and current conflicts in global markets, including in Eastern Europe, the Middle East and Asia, and the potential for other conflicts and future terrorist activities and other recent geopolitical events throughout the world, including the ongoing conflict between Russia and Ukraine, and increased tensions in Asia, have created and may continue to create economic and political uncertainties and impacts that could have a material adverse effect on our business, operations and profitability. These types of matters cause uncertainty in financial markets and may significantly increase the political, economic and social instability in the geographic areas in which we operate.

In addition, in connection with the current status of international relations with Russia, particularly in light of the conflict between Russia and Ukraine, the U.S. government has imposed enhanced export controls on certain products and sanctions on certain industry sectors and parties in Russia. The governments of other jurisdictions in which we operate, such as the European Union and Canada, may also implement sanctions or other restrictive measures. These potential sanctions and export controls, as well as any responses from Russia, could adversely affect the Company and/or our supply chain, business partners, or customers.
We are subject to risks associated with operating internationally.
Our business operations are subject to a variety of risks associated with conducting business internationally, including:
•Changes in or interpretations of laws or policies that may adversely affect the performance of our services;
•Political instability in foreign countries and international security concerns, such as those relating to the geopolitical conflict, including the ongoing conflict between Russia and Ukraine and increased tensions in Asia, and potential actions or retaliatory measures taken in respect thereof;
•Imposition of inconsistent or conflicting laws or regulations;
•Reliance on the U.S. or other governments to authorize us to export products, technology, and services to clients and other business partners;
•Reliance on foreign countries for critical parts in order to meet our technical delivery requirements;
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
•Volatility resulting from the United Kingdom's withdrawal from the European Union in January 2020, particularly in countries where the Company has substantial activities; and
•Imposition of tariffs or embargoes, export controls, and other trade restrictions.
In addition, we are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, and other laws that prohibit improper payments or offers of payments to foreign government officials and political parties by business entities for the purpose of obtaining or retaining business. We have operations and deal with governmental clients and regulators in countries known to create heightened corruption risk, including certain developing countries. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees or third parties that we work with that could implicate Booz Allen for violations of various laws including the FCPA and other anti-corruption laws, even though these parties are not always subject to our control. Our international operations also involve activities involving the transmittal of information, which may include personal data, which may expose us to data privacy laws in the jurisdictions in which we operate. If our data protection practices become subject to new or different restrictions, and to the extent such practices are not compliant with the laws of the countries in which we process data, we could face increased compliance expenses and face penalties for violating such laws or be excluded from those markets altogether, in which case our operations could be adversely affected. We are also subject to import-export control regulations restricting the use and dissemination of information classified for national security purposes and the export of certain products, services, and technical data, including requirements regarding any applicable licensing of our employees involved in such work.
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
Efforts by the U.S. government to reform its procurement practices have focused on, among other areas, the separation of certain types of work to facilitate objectivity and avoid or mitigate organizational conflicts of interest and the strengthening of regulations governing organizational conflicts of interest. Organizational conflicts of interest may arise from circumstances in which a contractor has:
•impaired objectivity during performance;
•unfair access to non-public information; or
•the ability to set the “ground rules” for another procurement for which the contractor competes.
A focus on organizational conflicts of interest issues has resulted in legislation and a proposed regulation aimed at increasing organizational conflicts of interest requirements, including, among other things, separating sellers of products and providers of advisory services in major defense acquisition programs. The passage of a new Federal law in December 2022 requires the FAR council within eighteen months to provide and update definitions of each of the above types of conflicts of interest and provide illustrative examples of various relationships that contractors could have that would give rise to potential conflicts of interest. The passage of this legislation comes as this topic continues to garner increased scrutiny of such alleged conflicts among federal contractors. The resulting rule making process, as well as continuing reform initiatives in procurement practices may however result in future amendments to the FAR, increasing the restrictions in current organizational conflicts of interest regulations and rules. Similarly, organizational conflicts of interest remain an active area of bid protest litigation, increasing the likelihood that competitors may leverage such arguments in an attempt to overturn agency award decisions. To the extent that proposed and future organizational conflicts of interest laws, regulations, and rules or interpretations thereof limit our ability to successfully compete for new contracts or task orders with the U.S. government, either because of organizational conflicts of interest issues arising from our business, or because companies with which we are affiliated, or with which we otherwise conduct business, create organizational conflicts of interest issues for us, our results of operations could be materially and adversely affected.
Changes in tax law or judgments by management related to complex tax matters could adversely impact our results of operations.
We are subject to taxation in the U.S. and certain other foreign jurisdictions. Any future changes in applicable federal, state and local, or foreign tax laws and regulations or their interpretation or application, including those that could have a retroactive effect, could result in the Company incurring additional tax liabilities in the future. In particular, effective starting in fiscal 2023, the Tax Cuts and Jobs Act requires the capitalization of research and development costs for tax purposes, which can then be amortized over five or fifteen years. We expect to amortize these costs over five years. While the most significant impact of this provision is to cash tax liability for fiscal 2023, the tax year in which the provision took effect, the impact is expected to decline annually over the five-year amortization period to an immaterial amount in the sixth year. The actual impact will depend on a number of factors, including the amount of research and development costs incurred by the Company, whether Congress modifies or repeals the provision requiring such capitalization, and whether new guidance and interpretive rules are issued by the U.S. Treasury, among other factors. For additional information, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations”.
Additionally, we recognize liabilities for uncertainty in income taxes when it is more likely than not that a tax position will not be sustained on examination and settlement with various taxing authorities. We regularly assess the adequacy of our uncertain tax positions and other reserves, which requires a significant amount of judgment. Although we accrue for uncertain tax positions and other reserves, the results of regulatory audits and negotiations with taxing and customs authorities may be in excess of our accruals, resulting in the payment of additional taxes, duties, penalties and interest. As a result, any final determination of tax audits or related litigation may be materially different than our current provisional amounts, which could materially affect our tax obligations and effective tax rate. For example, during fiscal 2023, we recorded additional uncertain tax positions of approximately $472.4 million related to the required capitalization of research and development expenditures, which became effective in fiscal 2023, based on a lack of guidance in the existing law, and research and development credits available, as in prior years. Any increase to the liability we established as of March 31, 2023 for these uncertain tax positions as a result of audits by taxing authorities, changes in tax laws and regulations or otherwise relating to this, or any other, tax matter could have a material effect on our results of operations. For a description of our related accounting policies, refer to Note 2, “Summary of Significant Accounting Policies,” and Note 13, “Income Taxes,” to the consolidated financial statements.

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
Recent and potential future budget cuts and recent efforts to decrease federal awards for management support services may cause agencies with which we currently have contracts to terminate, reduce the number of task orders under or fail to renew such contracts. If a U.S. government client were to unexpectedly terminate, cancel, or decline to exercise an option to renew with respect to one or more of our significant contracts, or suspend or debar us from doing business with the U.S. government, our revenue and operating results would be materially harmed.

Our work with government clients exposes us to additional risks inherent in the government contracting environment, which could reduce our revenue, disrupt our business, or otherwise materially adversely affect our results of operations.
U.S. government contractors (including their subcontractors and others with whom they do business) operate in a highly regulated environment and are routinely audited and reviewed by the U.S. government and its agencies, including the DCAA, DCMA, Department of Defense Inspector General, and others. These agencies review our performance on contracts, pricing practices, cost accounting practices, and compliance with applicable policies, laws, regulations, and standards, including applicable government cost accounting standards, as well as our contract costs, including allocated indirect costs. The DCAA audits and the DCMA reviews, among other areas, the adequacy of our internal control systems and policies, including our Defense Federal Acquisition Regulation Supplement (“DFARS”) required business systems, which are comprised of our purchasing, property, estimating, earned value, accounting and material management and accounting systems. These internal control systems could focus on significant elements of costs, such as executive compensation. Determination of a significant internal control deficiency by a government agency could result in increased payment withholding that might adversely affect our cash flow. In particular, over time the DCMA has increased and may continue to increase the proportion of executive compensation that it deems unallowable and the size of the executive population whose compensation is disallowed, which will continue to materially and adversely affect our results of operations or financial condition including the requirement to carry an increased level of reserves. We recognize as revenue, net of reserves, executive compensation that we determine, based on management's estimates, to be allowable; management's estimates in this regard are based on a number of factors that may change over time, including executive compensation survey data, our and other government contractors' experiences with the DCAA audit practices in our industry, and relevant decisions of courts and boards of contract appeals. Any costs found to be unallowable under a contract will not be reimbursed, and any such costs already reimbursed must be refunded. Further, the amount of any such refund may exceed the provision of claimed indirect costs, which is based on management's estimates and assumptions that are inherently uncertain and may not cover actual losses. For example, DCAA audits may result in, and have historically resulted in, the Company's inability to retain certain claimed indirect costs, including executive and employee compensation, due to differing views of the allowability and reasonableness of such costs. As of March 31, 2023, years subsequent to the Company's fiscal year 2011 remained subject to audit and final resolution. As of March 31, 2023, the Company recognized a liability of $326.7 million for estimated adjustments to claimed indirect costs based on its historical DCAA audit results, including the final resolution of such audits with the DCMA. Determining the provision for claimed indirect costs is complex and subject to management's estimate of adjustments to claimed indirect costs based on the number of years that remain open to audit and expected final resolution by U.S. government agencies. As a result, significant changes in estimates could have a material effect on the Company's results of operations. Furthermore, the disallowance of any costs previously charged could directly and negatively affect our current results of operations for the relevant prior fiscal periods, and we could be required to repay any such disallowed amounts. Each of these results could materially and adversely affect our results of operations or financial condition.
Moreover, if any of the administrative processes and business systems, some of which are currently certified as effective, are found not to comply with government imposed requirements, we may be subjected to increased government scrutiny and approval that could delay or otherwise adversely affect our ability to compete for or perform contracts or to be paid timely. Unfavorable U.S. government audit, review, or investigation results could subject us to civil or criminal penalties or administrative sanctions, require us to retroactively and prospectively adjust previously agreed to billing or pricing rates for our work, and could harm our reputation and relationships with our clients and impair our ability to be awarded new contracts, which could affect our future sales and profitability by preventing us, by operation of law or in practice, from receiving new government contracts for some period of time. In addition, if our invoicing system were found to be inadequate following an audit by the DCAA, our ability to directly invoice U.S. government payment offices could be eliminated. As a result, we would be required to submit each invoice to the DCAA for approval prior to payment, which could materially increase our accounts receivable days sales outstanding and adversely affect our cash flow. In addition, proposed regulatory changes, if adopted, would require the Department of Defense’s contracting officers to impose contractual withholding at no less than certain minimum levels based on assessments of a contractor’s business systems. If a government investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, withholding of payments, suspension of payments, fines, and suspension or debarment from doing business with the U.S. government. We could also suffer serious reputational harm if allegations of impropriety were made against us.
In addition, operation of our financial management systems and certain changes to our cost accounting practices that we have adopted may negatively impact our profitability. In particular, the changes to our cost accounting practices required us to estimate changes in costs for certain contracts and make payments in connection with such estimates. The changes are subject to audit by the DCAA and negotiation with the DCMA, which could result in additional payments that may be material and not recoverable. To the extent we are unable to fully mitigate the costs associated with changes to our cost accounting practices as we implement the new systems, our business and financial results may be adversely affected.

The U.S. government may revise its procurement, contract, or other practices in a manner adverse to us.
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
•change the basis upon which it reimburses our compensation and other expenses or otherwise limits such reimbursements; and
•at its option, terminate or decline to renew our contracts.
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
There is increased scrutiny from governmental organizations, clients and employees on environmental, social and governance (“ESG”) issues such as diversity, equity and inclusion, workplace culture, community investment, environmental management, climate impact and information security. We have expended and may further expend resources to monitor, report on and adopt policies and practices that we believe will improve alignment with our evolving ESG strategy and goals, as well as ESG-related standards and expectations of legal regimes and stakeholders such as clients, investors, stockholders, raters, employees, and business partners. If our ESG practices, including our goals for diversity, equity and inclusion, environmental sustainability and information security, do not meet evolving rules and regulations or stakeholder expectations and standards (or if we are viewed negatively based on positions we do or do not take or work we do or do not perform or cannot publicly disclose for certain clients and industries), then our reputation, our ability to attract or retain leading experts, employees and other professionals and our ability to attract new business and clients could be negatively impacted, as could our attractiveness as an investment, service provider, employer, or business partner. Similarly, our failure or perceived failure in our efforts to execute our ESG strategy and achieve our current or future ESG-related goals, targets and objectives, or to satisfy various reporting standards within the timelines expected by stakeholders, or at all, could also result in similar negative impacts. Organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters, and unfavorable ratings of our ESG efforts may lead to negative investor sentiment, diversion of investment to other companies, and difficulty in hiring skilled employees. In addition, complying or failing to comply with existing or future federal, state, local, and foreign ESG legislation and regulations applicable to our business and operations, including related to greenhouse gas emissions, climate change, or other matters could cause us to incur additional compliance and operational costs or actions and suffer reputational harm, which could adversely affect our business.

We are exposed to certain physical and regulatory risks, and could incur additional costs, related to climate change and other natural disasters.
Due to the global nature of our business, we are exposed to a variety of physical risks related to climate change, including rising temperatures and sea levels, extreme heat, and other extreme weather events. Our worldwide operations and the operations of our customers could be subject to natural disasters (including those from climate change) such as hurricanes, typhoons, tsunamis, floods, earthquakes, fires, water shortages and prolonged drought. Such events could disrupt our operations or those of our customers and suppliers, including the inability of employees to work, destruction of facilities, loss of life, and adverse effects on supply chains, power, infrastructure, and the integrity of information technology systems, all of which could materially increase our costs and expenses, delay or decrease revenue from our customers, and disrupt our ability to maintain business continuity. We could incur significant costs to improve the climate-related resiliency of our infrastructure and otherwise prepare for, respond to, and mitigate the effects of climate change. Additionally, if insurance or other risk transfer mechanisms are unavailable or insufficient to recover all costs or if we experience a significant disruption to our business due to a natural disaster, our results of operations could be adversely affected.
We may also face operational costs and transition risks due to decisions we make to conduct or change our activities in response to considerations relating to climate change, such as our goal to eventually reach net-zero greenhouse gas emissions. In addition, complying or failing to comply with existing or future federal, state, local, and foreign legislation and regulations applicable to our business and operations related to greenhouse gas emissions and climate change could cause us to incur additional compliance and operational costs.
Risks Related to Our Indebtedness
We have substantial indebtedness and may incur substantial additional indebtedness, which could adversely affect our financial health and our ability to obtain financing in the future as well as to react to changes in our business.
As of March 31, 2023, we had total indebtedness of approximately $2.8 billion and $998.7 million of availability under our revolving credit facility (the “Revolving Credit Facility”). We are able to, and may, incur additional indebtedness in the future, subject to the limitations contained in the agreements governing our indebtedness. Our substantial indebtedness could have important consequences to holders of our common stock, including:
▪making it more difficult for us to satisfy our obligations with respect to our Senior Credit Facility, consisting of a $1.6 billion term loan facility (“Term Loan A”), a $1.0 billion Revolving Credit Facility, with a sublimit for letters of credit of $200.0 million, our $700.0 million in aggregate principal amount of 3.875% Senior Notes due 2028 (the “Senior Notes due 2028”), our $500 million in aggregate principal amount of 4.000% Senior Notes due 2029 (the “Senior Notes due 2029”, and together with the Senior Notes due 2028, the “Senior Notes”) and our other debt;
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
▪exposing us to the risk of increased interest rates as certain of our borrowings, including under the Senior Credit Facility, are at variable rates of interest;
▪limiting our flexibility in planning for and reacting to changes in the industry in which we compete;
▪placing us at a disadvantage compared to other, less leveraged competitors or competitors with comparable debt and more favorable terms and thereby affecting our ability to compete; and
▪increasing our cost of borrowing.

Although the Senior Credit Facility and the indentures governing the Senior Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. In addition, the Revolving Credit Facility provides for commitments of $1.0 billion, which as of March 31, 2023, had availability of $998.7 million. Additionally, the used portion as it pertains to open standby letters of credit and bank guarantees totaled $1.3 million. Furthermore, subject to specified conditions, without the consent of the then-existing lenders (but subject to the receipt of commitments), the indebtedness under the Senior Credit Facility may be increased by up to (i) the greater of (x) $909 million and (y) 100% of consolidated EBITDA of Booz Allen Hamilton, as of the end of the most recently ended four quarter period for which financial statements have been delivered pursuant to the Credit Agreement, plus (ii) the aggregate principal amount under which the pro forma consolidated net secured leverage ratio is equal to or less than 3.50:1.00. If new debt is added to our current debt levels, the related risks that we and the guarantors now face would increase and we may not be able to meet all our debt obligations, including the repayment of the Senior Notes.
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
We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due. In addition, under the Senior Credit Facility, we are subject to mandatory prepayments of our Term Loans from a portion of our excess cash flows, which may be stepped down upon the achievement of specified first lien leverage ratios. To the extent that we are required to prepay any amounts under our Term Loans, we may have insufficient cash to make required principal and interest payments on other indebtedness.
Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial condition and results of operations and our ability to satisfy our obligations under our indebtedness.
If we cannot make scheduled payments on our debt, we would be in default and the following events could occur: lenders under our Senior Credit Facility and holders of the Senior Notes could declare all outstanding principal and interest to be due and payable; and lenders under the Revolving Credit Facility could terminate their commitments to provide loans. All of these events could force us into bankruptcy or liquidation and result in investors' losing some or all of the value of their investment.
The terms of the agreements governing our indebtedness restrict our current and future operations, particularly our ability to respond to changes or to take certain actions, which could harm our long-term interests.
The Senior Credit Facility and the indentures governing the Senior Notes contain covenants that, among other things, impose significant operating and financial restrictions on us and limit our ability to engage in actions that may be in our long-term best interest, including restrictions on our ability to:
◦incur additional indebtedness, guarantee indebtedness, or issue disqualified stock or preferred stock;
◦pay dividends on or make other distributions in respect of, or repurchase or redeem, our capital stock;
◦prepay, redeem, or repurchase subordinated indebtedness;
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
These covenants are subject to a number of important exceptions and qualifications. In addition, the restrictive covenants in the Senior Credit Facility require us to maintain a consolidated net total leverage ratio that will be tested at the end of each fiscal quarter. Our ability to satisfy such financial ratio test may be affected by events beyond our control.
    A breach of the covenants under the agreements governing our indebtedness could result in an event of default under those agreements. Such a default may allow certain creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the Senior Credit Facility would also permit the lenders under the Revolving Credit Facility to terminate all other commitments to extend further credit under that facility. In the event the lenders accelerate the repayment of our borrowings, we may not have sufficient assets to repay that indebtedness.
As a result of these restrictions, we may be:
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
Borrowings under the Senior Credit Facility are at variable rates of interest and expose us to interest rate risk. During 2022, interest rates increased significantly and interest rates may continue to rapidly increase or remain at higher than recent historical levels. With an increase in interest rates, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.
Based on Term Loan A outstanding as of March 31, 2023 and assuming all revolving loans are fully drawn, and after considering interest rate swaps that fixed the interest rate on $550.0 million of principal of our variable rate debt each quarter point change in interest rates would result in a $5.2 million change in our projected annual interest expense on our indebtedness under the Senior Credit Facility. We have entered into interest rate swaps and may in the future enter into additional interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce future interest rate volatility of our variable rate indebtedness. However, due to risks for hedging gains and losses and cash settlement costs, we may not elect to maintain such interest rate swaps, and any swaps may not fully mitigate our interest rate risk.
A downgrade, suspension or withdrawal of the rating assigned by a rating agency to us or our indebtedness could make it more difficult for us to obtain additional debt financing in the future.
We and our indebtedness have been rated by nationally recognized rating agencies and may in the future be rated by additional rating agencies. We cannot assure you that any rating assigned to us or our indebtedness will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, circumstances relating to the basis of the rating, such as adverse changes in our business, so warrant. Any downgrade, suspension or withdrawal of a rating by a rating agency (or any anticipated downgrade, suspension or withdrawal) could make it more difficult or more expensive for us to obtain additional debt financing in the future.
Risks Related to Our Common Stock
Booz Allen Holding is a holding company with no operations of its own, and it depends on its subsidiaries for cash to fund all of its operations and expenses, including to make future dividend payments, if any.
The operations of Booz Allen Holding are conducted almost entirely through its subsidiaries and its ability to generate cash to meet its debt service obligations or to pay dividends is highly dependent on the earnings and receipt of funds from its subsidiaries via dividends or intercompany loans. Further, the Senior Credit Facility and indentures governing the Senior Notes significantly restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock.

Our financial results may vary significantly from period to period as a result of a number of factors, many of which are outside our control, which could cause the market price of our Class A Common Stock to fluctuate.
Our financial results may vary significantly from period to period in the future as a result of many external factors that are outside of our control. Factors that may affect our financial results and could cause the market price of our outstanding securities, including our Class A Common Stock, to fluctuate include those listed in this “Risk Factors” section and others such as:
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
The Board has authorized and declared a regular quarterly dividend for each quarter in the last several years. The Board has also authorized and declared special cash dividends from time to time. The declaration of any future dividends and the establishment of the per share amount, record dates, and payment dates for any such future dividends are subject to the discretion of the Board taking into account future earnings, cash flows, financial requirements and other factors. There can be no assurance that the Board will declare any dividends in the future. To the extent that expectations by market participants regarding the potential payment, or amount, of any special or regular dividend prove to be incorrect, the price of our common stock may be materially and negatively affected and investors that bought shares of our common stock based on those expectations may suffer a loss on their investment. Further, to the extent that we declare a regular or special dividend at a time when market participants hold no such expectations or the amount of any such dividend exceeds current expectations, the price of our common stock may increase and investors that sold shares of our common stock prior to the record date for any such dividend may forego potential gains on their investment.
Fulfilling our obligations incident to being a public company, including with respect to the requirements of and related rules under the Sarbanes Oxley Act of 2002, is expensive and time consuming and any delays or difficulty in satisfying these obligations could have a material adverse effect on our future results of operations and our stock price.
As a public company, the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, as well as the New York Stock Exchange rules, require us to implement various corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules. Compliance with these public company obligations requires us to devote significant management time and place significant additional demands on our finance, accounting, and legal staff and on our management systems, including our financial, accounting, and information systems. Other expenses associated with being a public company include increased auditing, accounting, and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees, listing fees, as well as other expenses.

In particular, the Sarbanes-Oxley Act of 2002 requires us to document and test the effectiveness of our internal control over financial reporting in accordance with an established internal control framework, and to report on our conclusions as to the effectiveness of our internal controls. It also requires an independent registered public accounting firm to test our internal control over financial reporting and report on the effectiveness of such controls. In addition, we are required under the Exchange Act to maintain disclosure controls and procedures and internal control over financial reporting. Because of inherent limitations in any internal control environment, there can be no assurance that all control issues and instances of fraud, errors or misstatements, if any, within our Company have been or will be detected on a timely basis. Such deficiencies could result in the correction or restatement of financial statements of one or more periods. Any failure to maintain effective controls or implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. We also rely on third parties for certain calculations and other information that support our accounting and financial reporting, which includes reports from such organizations on their controls and systems that are used to generate this data and information. Any failure by such third parties to provide us with accurate or timely information or implement and maintain effective controls may cause us to fail to meet our reporting obligations as a publicly traded company. In addition, as we operate our financial management systems, we could experience deficiencies in their operation that could have an adverse effect on the effectiveness of our internal control over financial reporting.
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

Our sixth amended and restated certificate of incorporation requires that the Court of Chancery of the State of Delaware be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, or other employee of the Company to the Company or the Company's stockholders, (iii) any action asserting a claim against the Company arising pursuant to any provision of the Delaware General Corporation Law, the Company's sixth amended and restated certificate of incorporation or the Company's bylaws, or (iv) any action asserting a claim against the Company governed by the internal affairs doctrine. Because the applicability of the exclusive forum provision is limited to the extent permitted by applicable law, we do not intend that the exclusive forum provision would apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction, and acknowledge that federal courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act. We note that there is uncertainty as to whether a court would enforce the provision and that investors cannot waive compliance with federal securities laws and the rules and regulations thereunder. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers.
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

Item 3.    Legal Proceedings
The Company is involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, compliance with various laws and regulations, and other business matters. We have provided information about these legal proceedings and investigations in Note 20, “Commitments and Contingencies,” to the consolidated financial statements contained within this Annual Report on Form 10-K. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of March 31, 2023 and 2022, there were no material amounts accrued in the consolidated financial statements related to these proceedings.

On June 7, 2017, Booz Allen Hamilton was informed that the U.S. Department of Justice (“DOJ”) is conducting a civil and criminal investigation of the Company. In connection with the investigation, the DOJ has requested information from the Company relating to certain elements of the Company’s cost accounting and indirect cost charging practices with the U.S. government. Since learning of the investigation, the Company has engaged a law firm experienced in these matters to represent the Company in connection with this matter and respond to the government's requests. As is commonly the case with this type of matter, the Company has also been in contact with other regulatory agencies and bodies, including the SEC, which notified the Company that it is conducting an investigation that the Company believes relates to the matters that are also the subject of the DOJ's investigation. The Company may receive additional regulatory or governmental inquiries related to the matters that are the subject of the DOJ's investigation. On May 12, 2021, the Company was informed that the DOJ has closed its criminal investigation. In accordance with the Company's practice, the Company continues to cooperate with all relevant government parties and believes that it has meritorious defenses to the concerns raised by the DOJ. In order to explore whether a negotiated resolution is possible, the Company is engaged in settlement discussions with the DOJ. In connection with these settlement discussions, the Company recorded a $226.0 million increase to its reserve for this matter in the fourth quarter of fiscal 2023 as a component of general and administrative expenses in our consolidated statements of operations, which brings the Company’s total reserve for this matter to $350.0 million. The Company believes that the range of reasonably possible loss in connection with the DOJ’s investigation, which investigation covers the period from April 1, 2011 through March 31, 2021, is between $350 million and $378 million, inclusive of the probable amount recorded in our consolidated financial statements. There can be no assurance that any settlement will be achieved and, if a settlement is achieved, what the final terms or ultimate total dollar amount will be of any such settlement. In the event that a settlement is achieved, the Company would not admit any liability, and the Company would be settling in order to avoid the delay, uncertainty, and expense of protracted litigation. Changes in the reserve may be required in future periods as discussions with the DOJ continue and additional information becomes available. The total cost associated with these matters will depend on many factors, including the duration of these matters and any related findings. Any settlement that is achieved or any adverse outcome in any litigation that is brought could have a material adverse impact on our financial condition and results of operations.
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
Item 4.    Mine Safety Disclosures
None.

Information about our Executive Officers
The following table sets forth information about our executive officers as of the date hereof:

Name	Age	Position
Horacio D. Rozanski	55	President and Chief Executive Officer
Matthew A. Calderone	51	Executive Vice President and Chief Financial Officer
Kristine Martin Anderson	54	Executive Vice President and Chief Operating Officer
Richard Crowe	55	Executive Vice President
Judith Dotson	59	Executive Vice President
Thomas Pfeifer	63	Executive Vice President
Nancy J. Laben	61	Executive Vice President and Chief Legal Officer
Susan L. Penfield	61	Executive Vice President and Chief Technology Officer
Elizabeth M. Thompson	68	Executive Vice President and Chief People Officer
Scott M. Murphy	43	Vice President, Chief Accounting Officer and Controller
Horacio D. Rozanski is our President and Chief Executive Officer. A respected authority and leader in the consulting industry, Mr. Rozanski has expertise in business strategy, technology and operations, talent and diversity, and the future of consulting. He joined Booz Allen in 1992 as a consultant to commercial clients, was elected Vice President in 1999, and served as our Chief Personnel Officer, Chief Strategy and Talent Officer, Chief Operating Officer, and President before becoming Chief Executive Officer in 2015. He also is a member of our board of directors. Mr. Rozanski currently serves as Chairman of the board of directors for Children’s National Hospital and is a member of the board of directors at Marriott International, Inc. (NASDAQ: MAR), CARE USA, and the Economic Club of Washington, D.C. He is also a member of the Business Roundtable, the United States Holocaust Memorial Museum’s Committee on Conscience, Defense Advisory Committee on Diversity and Inclusion, and Vice Chair of the Kennedy Center Corporate Fund Board.
Matthew A. Calderone is an Executive Vice President at Booz Allen and our Chief Financial Officer. Mr. Calderone joined Booz Allen in 1999, and has held a variety of leadership roles in finance and strategy over the last decade. Prior to becoming Chief Financial Officer in October 2022, Mr. Calderone served as our Chief Strategy Officer, during which he led M&A activity, long-term financial strategy, and the development and rollout of VoLT, Booz Allen’s growth strategy. From 2016 to 2020, Mr. Calderone led the Company’s strategic finance and Forecasting, Planning and Analysis (FP&A) functions. In addition, in 2014, Mr. Calderone built the Company’s corporate development team. Mr. Calderone holds a B.A. in economics from the University of Maryland and an M.B.A. from the Yale School of Management.
Kristine Martin Anderson is an Executive Vice President at Booz Allen and our Chief Operating Officer. Prior to assuming her current role in June 2022, Ms. Anderson led the Company’s Civil sector from 2018 to May 2022, after leading the Company's civil health business from 2015 to 2018. Prior to joining Booz Allen in 2006, Ms. Anderson was Vice President for Operations and Strategy at CareScience, a software solutions company. Ms. Anderson currently serves as treasurer of the Executives for Health Innovation (formerly the eHealth Initiative) board of directors. In addition, she serves as co-Chair of the Cost and Resource Use Standing Committee of the National Quality Forum.
Richard Crowe is an Executive Vice President at Booz Allen and President for the Company’s Civil sector. Mr. Crowe joined Booz Allen in 2004. Prior to assuming his current role in June 2022, Mr. Crowe was the Company’s Chief Growth Officer from 2021 to May 2022 where he built an exemplary business development organization aligned to the Company’s business strategy and growth. Prior to that role, Mr. Crowe led the Company’s Health business from 2018 to 2021. Mr. Crowe has more than 30 years of strategy development and technology delivery experience.
Judith Dotson is an Executive Vice President at Booz Allen and President for the Company's Global Defense sector. Ms. Dotson joined Booz Allen in 1989 and became a Senior Vice President in 2004. Prior to assuming her current role in August 2022, Ms. Dotson led the Company's Finance, Economic Development, and Energy business from 2014 to 2017, the Joint Combatant Command business from 2017 to 2020, and she served as President for the Company’s National Security sector from 2020 to July 2022. Previously, she led the Company's Enterprise Integration Capability Development Team, the Defense System Development Capability Team, and the Environment & Energy Technology Team. Ms. Dotson previously served on the board of directors for the Nature Generation, a not-for-profit that inspires and empowers environmental stewardship in youth.

Thomas Pfeifer is an Executive Vice President at Booz Allen and President for the Company's National Security sector. Mr. Pfeifer joined Booz Allen in 1989 and has over 40 years of industry experience. Prior to assuming his current role in August 2022, Mr. Pfeifer led several business units focused on defense military intelligence, space, national agencies, the Air Force, and NASA, where he focused on evolving the businesses closer to the mission. Mr. Pfeifer is a member of the Institute of Navigation (ION), the Institute of Electrical and Electronic Engineering (IEEE) Computer Society, the American Society for Quality (ASQ), and the Armed Forces Communications and Electronics Association (AFCEA).
Nancy J. Laben is an Executive Vice President at Booz Allen and our Chief Legal Officer. She also served as the Secretary of the Company until August 2019. Ms. Laben joined Booz Allen in September 2013. She oversees the Legal functions, Ethics & Compliance, and Corporate Affairs. Before joining our Company, Ms. Laben served as General Counsel of AECOM Technology Corporation from 2010 to 2013, where she was responsible for all legal support. Prior to joining AECOM Technology Corporation, Ms. Laben served as Deputy General Counsel at Accenture plc beginning in 1989. Prior to joining Accenture, Ms. Laben served in the law department at IBM Corporation.
Susan L. Penfield is an Executive Vice President at Booz Allen and our Chief Technology Officer, and leads our Strategic Innovation Group. Prior to her role as Chief Technology Officer, she served as our Chief Innovation Officer. Ms. Penfield joined Booz Allen in 1994. She has over 25 years of strategy, technology, marketing, and solutions delivery experience. Prior to joining the Strategic Innovation Group, Ms. Penfield led the Company's Health business, where she drove technology and transformation initiatives across the federal, commercial, and non-profit health space. She serves as Chair of the board of directors of the Children's Inn at the National Institutes of Health, and also on the boards of directors of Seed Spot Inc., the Northern Virginia Technology Council, and the American Cancer Society Cancer Action Network. Ms. Penfield is a member of the National Association for Female Executives (NAFE), and was recognized by NAFE as its 2015 Digital Trailblazer.
Elizabeth M. Thompson is an Executive Vice President at Booz Allen and our Chief People Officer. Ms. Thompson joined Booz Allen in 2008. Ms. Thompson served as Vice President of Human Resources for Fannie Mae from 2000 to 2008. Ms. Thompson is the Chair of the board of the Society for Human Resource Management.
Scott M. Murphy is a Vice President at Booz Allen and our Chief Accounting Officer and Controller. Mr. Murphy joined Booz Allen in 2021 as the Company's Controller, and has served as the Company’s Chief Accounting Officer since 2022. Prior to joining Booz Allen, Mr. Murphy spent 11 years at Iron Mountain Incorporated, where he most recently served as their Americas Controller and Global Controller. Prior to joining Iron Mountain Incorporated, Mr. Murphy spent seven years at Ernst & Young, LLP in the assurance practice.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A Common Stock began trading on the New York Stock Exchange on November 17, 2010. On May 19, 2023, there were 338,528 beneficial holders of our Class A Common Stock. Our Class A Common Stock is listed on the New York Stock Exchange under the ticker symbol “BAH”.
Dividends
The Company plans to continue paying recurring dividends in the future and assessing its excess cash resources to determine the best way to utilize its excess cash flow to meet its objectives. Any future dividends declared will be at the discretion of the Board and will depend, among other factors, upon our earnings, liquidity, financial condition, alternate capital allocation opportunities, or any other factors the Board deems relevant. On May 26, 2023, the Company announced that the Board had declared a quarterly cash dividend of $0.47 per share. Payment of the dividend will be made on June 30, 2023 to stockholders of record at the close of business on June 15, 2023.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table shows the share repurchase activity for each of the three months in the quarter ended March 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2023	102,098	$97.94	102,098	$955,188,264
February 2023	516,614	$95.42	516,614	$905,893,262
March 2023	532,454	$93.90	532,454	$855,893,282
Total	1,151,166		1,151,166
(1)On December 12, 2011, the Board of Directors approved a share repurchase program, which was most recently increased by $400.0 million to $2,560.0 million on July 27, 2022. As of March 31, 2023, the Company had approximately $855.9 million remaining under the repurchase program. A special committee of the Board of Directors was appointed to evaluate market conditions and other relevant factors and initiate repurchases under the program from time to time. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice.
Use of Proceeds from Registered Securities
None.

Performance
The graph set forth below compares the cumulative shareholder return on our Class A Common Stock between March 31, 2018 and March 31, 2023, to the cumulative return of (i) the Russell 1000 Index and (ii) S&P Software & Services Select Industry Index over the same period. The Russell 1000 and S&P Software & Services Select Industry Indices represent comparator groups for relative cumulative return performance to Booz Allen Hamilton. This graph assumes an initial investment of $100 on March 31, 2018 in our Class A Common Stock, the Russell 1000 Index, and the S&P Software & Services Select Industry Index and assumes the reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

300
250
200
150
100
Dollars
03/31/2018
03/31/2019
03/31/2020
03/31/2021
03/31/2022
03/31/2023
Booz Allen Hamilton Holding Corporation
Russell 1000 Index
S&P Software & Services Select Industry Index

ASSUMES $100 INVESTED ON MARCH 31, 2018
ASSUMES DIVIDEND REINVESTED

Company/Market/Peer Group	3/31/2018	3/31/2019	3/31/2020	3/31/2021	3/31/2022	3/31/2023
Booz Allen Hamilton Holding Corp.	$100.00	$152.56	$182.72	$217.70	$241.90	$260.03
Russell 1000 Index	$100.00	$109.30	$100.53	$161.44	$182.86	$167.51
S&P Software & Services Select Industry Index	$100.00	$125.75	$110.31	$212.27	$199.45	$167.37
This performance graph and other information furnished under this Part II Item 5 of this Annual Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.
Item 6.    Reserved

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, and liquidity and capital resources. You should read this discussion in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Annual Report, and Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended March 31, 2022, which provides additional information on comparisons of fiscal 2022 and 2021.
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
Overview
Trusted to transform missions with the power of tomorrow’s technologies, Booz Allen advances the nation’s most critical civil, defense, and national security priorities. Our ability to deliver value to our clients has always been, and continues to be, a product of the strong character, expertise and tremendous passion of our people. Our approximately 31,900 employees work to solve hard problems by making clients' missions their own, combining decades of consulting and domain expertise with functional expertise in areas such as analytics, digital solutions, engineering, and cyber, all fostered by a culture of innovation that extends to all reaches of the Company.
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
Financial and Other Highlights
During fiscal 2023, the Company generated year over year revenue growth and increased client staff headcount. Revenue increased 10.7% from fiscal 2022 to fiscal 2023 primarily driven by headcount growth, higher staff utilization compared to the prior year period, and the impact of acquisitions.
Operating income decreased 34.8% to $446.8 million in fiscal 2023 from $685.2 million in fiscal 2022, which reflects a decrease in operating margin to 4.8% from 8.2% in the comparable year. Margins were impacted by a $350.0 million reserve associated with the Department of Justice’s investigation of the Company (see Note 20, “Commitments and Contingencies,” to the consolidated financial statements for further information). Margin results reflect strong contract-level performance coupled with ongoing cost management efforts, offset by higher unallowable spending and inflationary pressure for the full fiscal year period.
The Company also incurred incremental legal costs during fiscal 2023 and 2022 in response to the U.S. Department of Justice investigation and matters which purport to relate to the investigation, a portion of which was offset by the receipt of insurance reimbursements. We expect to incur additional costs in the future. Based on the information currently available, the Company is not able to reasonably estimate the expected long-term incremental legal costs or amounts that may be reimbursed associated with this investigation and these related matters.

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
•“Adjusted Operating Income” represents operating income before acquisition and divestiture costs, financing transaction costs, supplemental employee benefits due to COVID-19, significant acquisition amortization, the reserve associated with the U.S. Department of Justice investigation disclosed in Note 20 to the consolidated financial statements in the Company’s annual report on Form 10-K, and restructuring costs. We prepare Adjusted Operating Income to eliminate the impact of items we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature.
•“Adjusted EBITDA” represents net income attributable to common stockholders before income taxes, net interest and other expense and depreciation and amortization and before certain other items, including acquisition and divestiture costs, financing transaction costs, the reserve associated with the U.S. Department of Justice investigation disclosed in Note 20 to the consolidated statements, supplemental employee benefits due to COVID-19, and restructuring costs. “Adjusted EBITDA Margin on Revenue” is calculated as Adjusted EBITDA divided by revenue. “Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses” is calculated as Adjusted EBITDA divided by Revenue, Excluding Billable Expenses. The Company prepares Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, and Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses to eliminate the impact of items it does not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary or non-recurring nature or because they result from an event of a similar nature.

•“Adjusted Net Income” represents net income attributable to common stockholders before: (i) acquisition and divestiture costs, (ii) financing transaction costs, (iii) supplemental employee benefits due to COVID-19, (iv) significant acquisition amortization, (v) the reserve associated with the U.S. Department of Justice investigation disclosed in Note 20 to the consolidated financial statements in the Company’s annual report on Form 10-K, (vi) restructuring costs, (vii) gain associated with equity method investment activity, (viii) gain associated with divestitures or deconsolidation, (ix) research and development tax credits, (x) release of income tax reserves, (xi) loss on debt extinguishment, (xii) remeasurement of deferred tax assets/liabilities, and (xiii) amortization or write-off of debt issuance costs and debt discount, in each case net of the tax effect where appropriate calculated using an assumed effective tax rate. We prepare Adjusted Net Income to eliminate the impact of items, net of tax, we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature. We view net income excluding the impact of the re-measurement of the Company's deferred tax assets and liabilities as an important indicator of performance consistent with the manner in which management measures and forecasts the Company's performance and the way in which management is incentivized to perform.
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

	Fiscal Year Ended March 31,
(Amounts in thousands, except share and per share data)	2023	2022	2021
	(Unaudited)
Revenue, Excluding Billable Expenses
Revenue	$9,258,911	$8,363,700	$7,858,938
Less: Billable expenses	2,808,857	2,474,163	2,325,888
Revenue, Excluding Billable Expenses	$6,450,054	$5,889,537	$5,533,050
Adjusted Operating Income
Operating Income	$446,848	$685,181	$754,371
Acquisition and divestiture costs (a)	44,269	97,485	411
Financing transaction costs (b)	6,888	2,348	—
COVID-19 supplemental employee benefits (c)	—	—	577
Significant acquisition amortization (d)	51,553	38,295	—
Legal matter reserve (e)	350,000	—	—
Restructuring costs (f)	—	4,164	—
Adjusted Operating Income	$899,558	$827,473	$755,359

EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue & Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses
Net income attributable to common stockholders	$271,791	$466,740	$608,958
Income tax expense	96,734	137,466	53,481
Interest and other, net (g)	78,899	81,138	91,932
Depreciation and amortization	165,484	145,747	84,315
EBITDA	612,908	831,091	838,686
Acquisition and divestiture costs (a)	44,269	97,485	411
Financing transaction costs (b)	6,888	2,348	—
Legal matter reserve (e)	350,000	—	—
COVID-19 supplemental employee benefits (c)	—	—	577
Restructuring costs (f)	—	4,164	—
Adjusted EBITDA	$1,014,065	$935,088	$839,674
Net income margin attributable to common stockholders	2.9%	5.6%	7.7%
Adjusted EBITDA Margin on Revenue	11.0%	11.2%	10.7%
Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses	15.7%	15.9%	15.2%

	Fiscal Year Ended March 31,
(Amounts in thousands, except share and per share data)	2023	2022	2021
	(Unaudited)
Adjusted Net Income
Net income attributable to common stockholders	$271,791	$466,740	$608,958
Acquisition and divestiture costs (a)	44,269	97,485	411
Financing transaction costs (b)	6,888	2,348	—
COVID-19 supplemental employee benefits (c)	—	—	577
Significant acquisition amortization (d)	51,553	38,295	—
Legal matter reserve (e)	350,000	—	—
Restructuring costs (f)	—	4,164	—
Gains associated with equity method investment activity (h)	—	(12,761)	—
Gains associated with divestitures or deconsolidation (i)	(44,632)	—	—
Research and development tax credits (j)	—	—	(2,928)
Release of income tax reserves (k)	—	—	(29)
Loss on debt extinguishment (l)	—	—	13,239
Remeasurement of deferred tax assets/liabilities (m)	—	—	(76,767)
Amortization or write-off of debt issuance costs and debt discount	6,554	3,340	2,402
Adjustments for tax effect (n)	(81,389)	(31,399)	(4,324)
Adjusted Net Income	$605,034	$568,212	$541,539
Adjusted Diluted Earnings Per Share
Weighted-average number of diluted shares outstanding	132,716,436	134,850,808	138,703,220
Diluted earnings per share	$2.03	$3.44	$4.37
Adjusted Net Income Per Diluted Share (o)	$4.56	$4.21	$3.90
Free Cash Flow
Net cash provided by operating activities	602,822	736,526	718,684
Less: Purchases of property, equipment and software	(76,130)	(79,964)	(87,210)
Free Cash Flow	$526,692	$656,562	$631,474
Operating cash flow conversion	222%	158%	118%
Free cash flow conversion	87%	116%	117%
(a)Represents costs associated with the acquisition efforts of the Company related to transactions for which the Company has entered into a letter of intent to acquire a controlling financial interest in the target entity, as well as the divestiture costs incurred in divesting a portion of our business. Acquisition and divestiture costs primarily include costs associated with (i) buy-side and sell-side due diligence activities, (ii) compensation expenses associated with employee retention, and (iii) legal and advisory fees, primarily associated with the acquisitions of Liberty IT Solutions, LLC (“Liberty”) and Tracepoint Holdings, LLC (“Tracepoint”) in fiscal 2022, and the acquisition of EverWatch Corp. (“EverWatch”) and the divestitures of our management consulting business serving the Middle East and North Africa (“MENA”) and our Managed Threat Services business (“MTS”) in fiscal 2023. See Note 5, “Acquisitions and Divestitures,” to the consolidated financial statements for further information.
(b)Reflects expenses associated with debt financing activities incurred during the second quarter of fiscal 2023 and first quarter of fiscal 2022.
(c)Represents the supplemental contribution to employees' dependent care FSA accounts in response to COVID-19.
(d)Amortization expense associated with acquired intangibles from significant acquisitions. Significant acquisitions include acquisitions which the Company considers to be beyond the scope of our normal operations. Significant acquisition amortization includes amortization expense associated with the acquisition of Liberty in the second quarter of fiscal 2022 and EverWatch in the third quarter of fiscal 2023.
(e)Reserve associated with the U.S. Department of Justice's investigation of the Company. See Note 20, “Commitments and Contingencies,” to the consolidated financial statements for further information.

(f)Represents restructuring charges of $8.3 million incurred during the fourth quarter of fiscal 2022, net of approximately $4.2 million of revenue recognized on recoverable expenses, associated with severance costs of a restructuring plan to reduce certain executive administrative personnel costs.
(g)Reflects the combination of Interest expense and Other income (expense), net from the consolidated statement of operations.
(h)Represents (i) a gain in the second quarter of fiscal 2022 associated with the Company's previously held equity method investment in Tracepoint and (ii) a gain in the third quarter of fiscal 2022 associated with the divestiture of a controlling financial interest in SnapAttack.
(i)Represents the gain recognized on the divestitures of the Company's MENA business in the second quarter of fiscal 2023, its MTS business in the third quarter of fiscal 2023, and the gain on the deconsolidation of an artificial intelligence software platform business in the third quarter of fiscal 2023.
(j)Reflects tax credits, net of reserves for uncertain tax positions, recognized in fiscal 2021 related to an increase in research and development credits available for fiscal years 2016 to 2020.
(k)Release of pre-acquisition income tax reserves assumed by the Company in connection with the Carlyle Acquisition.
(l)Reflects the loss on debt extinguishment resulting from the fiscal 2021 redemption of Booz Allen Hamilton Inc.'s 5.125% Senior Notes due 2025 (the “2025 Senior Notes”), including $9.0 million of the premium paid at redemption, and write-off of the unamortized debt issuance cost.
(m)Reflects the income tax benefit associated with tax losses generated during fiscal 2021 as a result of a change in certain tax methods of accounting. The Company intends to carry these losses back to fiscal 2016 and subsequent periods under the Coronavirus Aid Relief and Economic Security Act and has re-measured the fiscal 2021 loss accordingly.
(n)Reflects the tax effect of adjustments at an assumed effective tax rate of 26%, which approximates the blended federal and state tax rates, and consistently excludes the impact of other tax credits and incentive benefits realized. The tax effect of certain discrete items is calculated specifically and may vary from the general 26% rate. The tax effect also includes the indirect effects of uncertainty around the application of Section 174 of the Tax Cuts and Jobs Act of 2017.
(o)Excludes adjustments of approximately $2.1 million, $3.1 million, and $3.5 million of net earnings for fiscal 2023, 2022, and 2021, respectively, associated with the application of the two-class method for computing diluted earnings per share.
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
•the extent, nature and effect of disease outbreaks, pandemics and widespread health epidemics, such as COVID-19, including the impact on federal budgets, current and pending procurements, supply chains, demand for services, deployment and productivity of our employees and the economic and societal impact of a pandemic, and the expected continued volatility in billable expenses;
•increased inflationary pressure that could impact the cost of doing business and/or reduce customer buying power;
•risks related to a possible recession and volatility or instability of the global financial system, including bank failures and the resulting impact on counterparties and business conditions generally;
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
Sources of Revenue
Substantially all of our revenue is derived from services provided under contracts and task orders with the U.S. government, primarily by our client staff and, to a lesser extent, our subcontractors. Funding for our contracts and task orders is generally linked to trends in budgets and spending across various U.S. government agencies and departments. We provide services under a large portfolio of contracts and contract vehicles to a broad client base, and we believe that our diversified contract and client base lessens potential volatility in our business; however, a reduction in the amount of services that we are contracted to provide to the U.S. government or any of our significant U.S. government clients could have a material adverse effect on our business and results of operations. In particular, the Department of Defense is one of our significant clients, and the BCA originally required nine automatic spending cuts (referred to as “sequestration”) of $109 billion annually from 2013 to 2021, half of which was intended to come from defense programs, though less than $1 billion has been cut for defense programs per year under the BCA. Mandatory sequestrations under the BCA were subsequently extended by the Bipartisan Budget Acts of 2013, 2015, 2018 and 2019, the Military Retired Pay Restoration Act, the CARES Act and the Infrastructure Investment and Jobs Act. The extension of the mandatory sequestration applies an 8.3% reduction in defense spending in each year from 2021 through 2031. This could result in a commensurate reduction in the amount of services that we are contracted to provide to the Department of Defense and could have a material adverse effect on our business and results of operations, and given the uncertainty of when and how these automatic reductions required by the BCA may return and/or be applied, we are unable to predict the nature or magnitude of the potential adverse effect.
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
The table below presents the percentage of total revenue for each type of contract:

	Fiscal Year Ended March 31,
	2023	2022	2021
Cost-reimbursable	53%	54%	56%
Time-and-materials	25%	24%	25%
Fixed-price	22%	22%	19%
Contract Diversity and Revenue Mix
We provide services to our clients through a large number of single award contracts, contract vehicles, and multiple award contract vehicles. Most of our revenue is generated under indefinite delivery/indefinite quantity, or IDIQ, contract vehicles, which include multiple award government wide acquisition contract vehicles, or GWACs, and General Services Administration Multiple Award Schedule Contracts, or GSA schedules, and certain single award contracts. GWACs and GSA schedules are available to all U.S. government agencies. Any number of contractors typically competes under multiple award IDIQ contract vehicles for task orders to provide particular services, and we earn revenue under these contract vehicles only to the extent that we are successful in the bidding process for task orders. No single task order under any IDIQ contract represented more than 3.0% of our revenue in fiscal 2023. No single definite contract accounted for more than 2.5% of our revenue in fiscal 2023.
We generate revenue under our contracts and task orders through our provision of services as both a prime contractor and subcontractor, as well as from the provision of services by subcontractors under contracts and task orders for which we act as the prime contractor. For fiscal 2023, 2022, and 2021, 95%, 94%, and 93%, respectively, of our revenue was generated by contracts and task orders for which we served as a prime contractor; 5%, 6%, and 7%, respectively, of our revenue was generated by contracts and task orders for which we served as a subcontractor; and 25%, 24%, and 25%, respectively, of our revenue was generated by services provided by our subcontractors. The mix of these types of revenue affects our operating margin. Substantially all of our operating margin is derived from direct client staff labor as the portion of our operating margin derived from fees we earn on services provided by our subcontractors is not significant. We view growth in direct client staff labor as the primary driver of earnings growth. Direct client staff labor growth is driven by client staff headcount growth, after attrition, and total backlog growth.
Our People
Revenue from our contracts is derived from services delivered by client staff and, to a lesser extent, from our subcontractors. Our ability to hire, retain, and deploy talent with skills appropriately aligned with client needs is critical to our ability to grow our revenue. We continuously evaluate whether our talent base is properly sized and appropriately compensated, and contains an optimal mix of skills to be cost competitive and meet the rapidly evolving needs of our clients. We seek to achieve that result through recruitment and management of capacity and compensation. As of March 31, 2023, 2022, and 2021, we employed approximately 31,900, 29,300, and 27,700 people, respectively, of which approximately 29,100, 26,300, and 24,800, respectively, were client staff.
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
The following table summarizes the value of our contract backlog at the respective dates presented:

	Fiscal Year Ended March 31,
	2023	2022	2021
	(In millions)
Backlog: (1)
Funded	$4,619	$3,710	$3,510
Unfunded	9,519	9,925	6,086
Priced options	17,064	15,612	14,436
Total backlog	$31,202	$29,247	$24,032
(1) Backlog presented as of March 31, 2023 includes backlog acquired from the Company's acquisition of EverWatch Corp. made during the fiscal year ended March 31, 2023. Total backlog acquired from EverWatch Corp. was approximately $282 million as of March 31, 2023
Our total backlog consists of remaining performance obligations, certain orders under contracts for which the period of performance has expired, and unexercised option period and other unexercised optional orders. As of March 31, 2023 and March 31, 2022, the Company had $7.9 billion and $7.4 billion of remaining performance obligations, respectively, and we expect to recognize approximately 75% of the remaining performance obligations as of March 31, 2023 as revenue over the next 12 months, and approximately 85% over the next 24 months. The remainder is expected to be recognized thereafter. However, given the uncertainties discussed below, as well as the risks described in “Item 1A. Risk Factors”, we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all. Our backlog includes orders under contracts that in some cases extend for several years. The U.S. Congress generally appropriates funds for our clients on a yearly basis, even though their contracts with us may call for performance that is expected to take a number of years to complete. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until the U.S. Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.
We view growth in total backlog and client staff headcount as the two key measures of our potential business growth. Growing and deploying client staff is the primary means by which we are able to achieve profitable revenue growth. To the extent that we are able to hire additional client staff and deploy them against funded backlog, we generally recognize increased revenue. Total backlog increased by 6.7% from March 31, 2022 to March 31, 2023 and increased by 21.7% from March 31, 2021 to March 31, 2022. Additions to funded backlog during fiscal 2023 and 2022 totaled $10.2 billion and $8.6 billion respectively, as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options. We report internally on our backlog on a monthly basis and review backlog upon occurrence of certain events to determine if any adjustments are necessary.

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
In addition, contract backlog includes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the funded backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a predetermined expiration date such as the end of the U.S. government's fiscal year. The revenue value of orders included in contract backlog that has not been recognized as revenue due to period of performance expirations has not exceeded approximately 5.1% of total backlog as of March 31, 2023 and any of the four preceding fiscal quarters.
We expect to recognize revenue from a substantial portion of funded backlog as of March 31, 2023 within the next twelve months. However, given the uncertainties discussed above, as well as the risks described in “Item 1A. Risk Factors,” we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all.
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
Many of our contracts recognize revenue under a contract cost-based input method and require an Estimate-at-Completion (EAC) process, which management uses to review and monitor the progress towards the completion of our performance obligations. Under this process, management considers various inputs and assumptions related to the EAC, including, but not limited to, progress towards completion, labor costs and productivity, material and subcontractor costs, and identified risks. Estimating the total cost at completion of performance obligations is subjective and requires management to make assumptions about future activity and cost drivers under the contract. Changes in these estimates can occur for a variety of reasons and, if significant, may impact the profitability of our contracts. Changes in estimates related to contracts accounted for under the EAC process are recognized in the period when such changes are made on a cumulative catch-up basis. If the estimate of contract profitability indicates an anticipated loss on a contract, we recognize the total loss at the time it is identified. For fiscal 2023, 2022, and 2021, the aggregate impact of adjustments in contract estimates was not material.

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
During the fiscal years ended March 31, 2023, March 31, 2022, and March 31, 2021, the Company did not record any impairment of goodwill and intangible assets.
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
Recent Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies,” to our accompanying audited consolidated financial statements for information related to our adoption of new accounting standards and for information on our anticipated adoption of recently issued accounting standards.

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
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and have been prepared in accordance with GAAP, and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). All intercompany balances and transactions have been eliminated in consolidation.
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
The Company’s fiscal year ends on March 31 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31. The accompanying consolidated financial statements present the financial position of the Company as of March 31, 2023 and 2022 and the Company’s results of operations for fiscal 2023, fiscal 2022, and fiscal 2021.
Certain amounts reported in the Company's prior year consolidated financial statements have been reclassified to conform to the current year presentation.
Results of Operations
The following table sets forth items from our consolidated statements of operations for the periods indicated:

	Fiscal Year Ended March 31,			Fiscal 2023 Versus Fiscal 2022	Fiscal 2022 Versus Fiscal 2021
	2023	2022	2021
	(In thousands)
Revenue	$9,258,911	$8,363,700	$7,858,938	10.7%	6.4%
Operating costs and expenses:
Cost of revenue	4,304,810	3,899,622	3,657,530	10.4%	6.6%
Billable expenses	2,808,857	2,474,163	2,325,888	13.5%	6.4%
General and administrative expenses	1,532,912	1,158,987	1,036,834	32.3%	11.8%
Depreciation and amortization	165,484	145,747	84,315	13.5%	72.9%
Total operating costs and expenses	8,812,063	7,678,519	7,104,567	14.8%	8.1%
Operating income	446,848	685,181	754,371	(34.8)%	(9.2)%
Interest expense	(119,850)	(92,352)	(81,270)	29.8%	13.6%
Other income (expense), net	40,951	11,214	(10,662)	NM	NM
Income before income taxes	367,949	604,043	662,439	(39.1)%	(8.8)%
Income tax expense	96,734	137,466	53,481	(29.6)%	157.0%
Net income	$271,215	$466,577	$608,958	(41.9)%	(23.4)%
Net loss attributable to non-controlling interest	$576	$163	$—	NM	NM
Net income attributable to common stockholders	$271,791	$466,740	$608,958	(41.8)%	(23.4)%
NM - Not meaningful
Fiscal 2023 Compared to Fiscal 2022
Revenue
Revenue increased to $9,258.9 million from $8,363.7 million, or a 10.7% increase, primarily driven by headcount growth, as well as higher staff utilization compared to the prior year period. The increase in revenue also includes approximately $62.9 million of contributions related to the Company’s acquisition of EverWatch in the third quarter of fiscal 2023.

Cost of Revenue
Cost of revenue increased to $4,304.8 million from $3,899.6 million, or a 10.4% increase, and remained relatively flat as a percentage of revenue at 46.5% and 46.6% for fiscal 2023 and 2022, respectively. This increase was primarily due to an increase in salaries and salary-related benefits of $349.0 million, driven by increased headcount (including the impact of acquisitions) and annual base salary increases. Incentive and stock-based compensation also increased $35.6 million over the prior year.
Billable Expenses
Billable expenses increased to $2,808.9 million from $2,474.2 million, or a 13.5% increase, and increased as a percentage of revenue to 30.3% from 29.6%. This increase was primarily attributable to an increase in the use of subcontractors driven by client demand and timing of client needs as well as increases in expenses from contracts that require the Company to incur other direct expenses and travel on behalf of clients as compared to the prior year.
General and Administrative Expenses
General and administrative expenses increased to $1,532.9 million from $1,159.0 million, or a 32.3% increase, and increased as a percentage of revenue to 16.6% from 13.9%. For fiscal 2023, general and administrative expenses were impacted by a $350.0 million reserve associated with the U.S. Department of Justice’s investigation of the Company (see Note 20, “Commitments and Contingencies,” to the consolidated financial statements for further information). In addition, other business expenses and professional fees increased by $55.6 million and salaries and salary related benefits increased by $23.8 million, driven by annual base salary increases. These increases were partially offset by a decrease of approximately $54.8 million in acquisition costs over the prior year period.
Depreciation and Amortization
Depreciation and amortization expense increased to $165.5 million from $145.7 million, or a 13.5% increase, primarily due to increases in intangible amortization related to the acquisitions in fiscal 2022 and fiscal 2023.
Interest Expense
Interest expense increased to $119.9 million from $92.4 million, or a 29.8% increase, primarily due to an overall increase in interest rates.
Other (Income) Expense, net
Other (income) expense, net increased to a $41.0 million net other income from $11.2 million in the prior year period primarily due to the following:
•A $31.2 million pre-tax gain recognized in the second quarter of fiscal 2023 associated with the divestiture of the Company's MENA business;
•An increase of $9.6 million in interest income primarily due to an overall increase in interest rates;
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
Income Tax Expense
Income tax expense decreased to $96.7 million from $137.5 million. The effective tax rate increased to 26.3% in fiscal 2023 from 22.8% in fiscal 2022. The increase in our effective tax rate from fiscal 2022 to fiscal 2023 was primarily a result of a decrease in pre-tax income and an increase in nondeductible expenses.
Liquidity and Capital Resources
As of March 31, 2023, our total liquidity was $1.4 billion, consisting of $404.9 million of cash and cash equivalents and $998.7 million available under the Revolving Credit Facility. In the opinion of management, we will be able to meet our liquidity and cash needs through a combination of cash flows from operating activities, available cash balances, and available borrowing under the Revolving Credit Facility. If these resources need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities.

The following table presents selected financial information for the periods presented:

	Fiscal Year Ended March 31,
	2023	2022	2021
	(In thousands)
Cash and cash equivalents	$404,862	$695,910	$990,955
Total debt	$2,812,145	$2,800,072	$2,356,596

Net cash provided by operating activities	$602,822	$736,526	$718,684
Net cash used in investing activities	$(468,016)	$(867,725)	$(158,284)
Net cash used in financing activities	(425,854)	(163,846)	(311,346)
Total (decrease) increase in cash and cash equivalents	$(291,048)	$(295,045)	$249,054
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
Historically, we have been able to generate sufficient cash to fund our operations, mandatory debt and interest payments, capital expenditures, and discretionary funding needs. However, due to fluctuations in cash flows, including as a result of the trends and developments described above under “—Factors and Trends Affecting Our Results of Operations” relating to U.S. government shutdowns, U.S. government cost-cutting, reductions or delays in the U.S. government appropriations and spending process and other budgetary matters, it may be necessary from time-to-time in the future to borrow under our Senior Credit Facility to meet cash demands. While the timing and financial magnitude of these possible actions are currently indeterminable, we expect to be able to manage and adjust our capital structure to meet our liquidity needs. Our expected liquidity and capital structure may also be impacted by discretionary investments and acquisitions that we could pursue. We anticipate that cash provided by operating activities, existing cash and cash equivalents, and borrowing capacity under our Revolving Credit Facility will be sufficient to meet our anticipated cash requirements for the next twelve months, which primarily include:
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
•debt service requirements for borrowings under our Senior Credit Facility and interest payments for the Senior Notes; and
•cash taxes to be paid.
Our ability to fund our operating needs depends, in part, on our ability to continue to generate positive cash flows from operations or, if necessary, raise cash in the capital markets. In addition, from time to time we evaluate conditions to opportunistically access the financing markets to secure additional debt capital resources and improve the terms of our indebtedness.
On October 14, 2022, the Company acquired EverWatch Corp. (“EverWatch”) for approximately $445.1 million, net of post-closing adjustments, and also incurred transaction costs as part of the acquisition. As a result of the transaction, EverWatch became a wholly owned subsidiary of Booz Allen Hamilton Inc. EverWatch is a leading provider of advanced solutions to the defense and intelligence communities. See Note 5, “Acquisitions and Divestitures,” to our consolidated financial statements for additional information related to the acquisition of EverWatch.

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
Operating Cash Flow
Net cash provided by operations is primarily affected by the overall profitability of our contracts, our ability to invoice and collect cash from clients in a timely manner, our ability to manage our vendor payments, and the timing of cash paid for income taxes. Continued uncertainty in global economic conditions, including any potential impact of the U.S. government’s failure to raise the debt ceiling, may also affect our business as customers and suppliers may decide to downsize, defer, or cancel contracts, which could negatively affect the operating cash flows. Net cash provided by operations was $602.8 million in fiscal 2023 compared to $736.5 million in fiscal 2022, or an 18.2% decrease. Collections were in line with revenue growth but were primarily offset by additional tax payments made in accordance with newly effective U.S. research and development capitalization rules (Section 174), higher interest expense and higher disbursements to fund investments in our people and business.
Beginning in fiscal 2023, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years. This provision negatively impacted our fiscal 2023 cash from operations, but had an offsetting impact on the deferred tax asset. This change in deduction methodology is the primary driver of the increase in net cash taxes paid referenced in the paragraph above. Prospectively, the future impact of this provision will depend on if and when this provision is deferred, modified, or repealed by Congress, including if retroactively, any guidance issued by the Treasury Department regarding the identification of appropriate costs for capitalization, and the amount of future research and development expenses paid or incurred (among other factors). While the largest impact will be to fiscal 2023 cash from operations, the impact would continue over the five year amortization period, but would decrease over the period and is expected to be immaterial in year six.
Investing Cash Flow
Net cash used in investing activities was $468.0 million in fiscal 2023 compared to $867.7 million in the prior year. The decrease in net cash used in investing activities was primarily due to the Company’s lower acquisition and divestiture activity in fiscal 2023 as compared to fiscal 2022. In fiscal 2022, the Company completed the acquisitions of Liberty and Tracepoint. In fiscal 2023, the Company completed the acquisition of EverWatch, as well as the divestitures of its MENA strategy consulting and MTS businesses.
Financing Cash Flow
Net cash used in financing activities was $425.9 million in fiscal 2023 compared to $163.8 million in the prior year. The increase in net cash used in financing activities was primarily due to the following:
•A decrease in net proceeds associated with the Company’s debt refinancing transactions year over year:
◦Fiscal 2023 - $414.8 million was received from the Company’s September 2022 debt refinancing, partially offset by a $379.3 million repayment
◦Fiscal 2022 - $493.7 million was received from the issuance of the 4.000% Senior Notes due 2029;
•An increase in dividends paid of $26.7 million as compared to the prior year, partially offset by;
•A decrease in share repurchases of $195.0 million,
•A decrease of $14.5 million in payments on the Company's Term Loans

Dividends and Share Repurchases
The Company paid $1.76 in dividends per share to shareholders of record in fiscal 2023. On May 26, 2023, the Company announced a regular quarterly cash dividend in the amount of $0.47 per share. The quarterly dividend is payable on June 30, 2023 to stockholders of record on June 15, 2023.
The following table summarizes the cash distributions recognized in the consolidated statement of cash flows:

	Fiscal Year Ended March 31,
	2023	2022	2021
	(In thousands)
Recurring dividends (1)	$235,726	$209,057	$181,066
(1) Amounts represent recurring dividends that were declared and paid for during each quarter of fiscal 2023, 2022, and 2021, respectively.
On December 12, 2011, the Board of Directors approved a share repurchase program, which was most recently increased to $2,560.0 million on July 27, 2022. The Company may repurchase shares pursuant to the program by means of open market repurchases, directly negotiated repurchases or through agents acting pursuant to negotiated repurchase agreements. During fiscal 2023 and 2022, the Company purchased 2.1 million and 4.7 million shares of the Company’s Class A Common Stock, respectively, for an aggregate of $196.2 million and $389.9 million, respectively. As of March 31, 2023, the Company had approximately $855.9 million remaining under the repurchase program.
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
Indebtedness
Our debt totaled $2.8 billion as of both March 31, 2023 and 2022. Our debt bears interest at specified rates (see Note 10, “Debt,” to our consolidated financial statements).
On September 7, 2022 (the “Ninth Amendment Effective Date”), Booz Allen Hamilton Inc. (“Booz Allen Hamilton”), Booz Allen Hamilton Investor Corporation (“Investor”), and certain wholly owned subsidiaries of Booz Allen Hamilton, entered into the Ninth Amendment (the “Ninth Amendment”) to the Credit Agreement dated as of July 31, 2012, as amended (the “Existing Credit Agreement” and, as amended, the “Credit Agreement”), with certain institutional lenders and Bank of America, N.A., as Administrative Agent, Collateral Agent, Issuing Lender, Refinancing Revolver Lender, New Refinancing Tranche A Term Lender and 2022 Supplemental Tranche A Lender. As of March 31, 2023, the Credit Agreement provided Booz Allen Hamilton with a $1,629.4 million Term Loan A (“New Term Loan A”) and a $1,000.0 million revolving credit facility (the “Revolving Credit Facility”), with a sub-limit for letters of credit of $200.0 million (collectively, the “Senior Credit Facility”). Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement were secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement and related documentation; such security was released in connection with Booz Allen Hamilton obtaining investment grade ratings from both Moody's and S&P.
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

The New Term Loan A amortizes in consecutive quarterly installments in an amount equal to (i) on the last business day of each full fiscal quarter that begins after the Ninth Amendment Effective Date but on or before the two year anniversary of the Ninth Amendment Effective Date, 0.625% of the stated principal amount of the New Term Loan A and (ii) on the last business day of each full fiscal quarter that begins after the two year anniversary of the Ninth Amendment Effective Date but before the five year anniversary of the Ninth Amendment Effective Date, 1.25% of the stated principal amount of the New Term Loan A. The remaining balance of the New Term Loan A will be payable upon maturity.
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
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. In addition, Booz Allen Hamilton is required to meet a financial covenant at each quarter end based on a consolidated net total leverage ratio. As of March 31, 2023 and March 31, 2022, Booz Allen Hamilton was in compliance with all financial covenants associated with its debt and debt-like instruments. In connection with Booz Allen Hamilton obtaining investment grade ratings from both Moody's and S&P, activities restricted by certain negative covenants are expected to be permitted subject to pro forma compliance with the financial covenant and no event of default having occurred and continuing.
The following table summarizes interest payments made on the Company’s term loans:

	Three Months Ended March 31,		Fiscal Year Ended March 31,
	2023	2022	2023	2022
New Term Loan A	$24,233	$—	$49,079	$—
Existing Term Loan A	—	4,371	14,165	19,568
Existing Term Loan B	—	1,802	5,209	7,203
Total	$24,233	$6,173	$68,453	$26,771
Borrowings under the New Term Loan A, and if used, the Revolving Credit Facility, incur interest at a variable rate. As of March 31, 2023, Booz Allen Hamilton had interest rate swaps with an aggregate notional amount of $700.0 million (which includes $550.0 million of active and $150.0 million of forward-starting hedges). These instruments hedge the variability of cash outflows for interest payments on the New Term Loan A and the Revolving Credit Facility. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense (see Note 11, “Derivatives,” in our consolidated financial statements).
Booz Allen Hamilton also has agreed to pay customary letter of credit and agency fees. As of March 31, 2023 and 2022, Booz Allen Hamilton was contingently liable under open standby letters of credit and bank guarantees issued by its banks in favor of third parties that totaled $6.1 million and $8.4 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. As of March 31, 2023 and 2022, approximately $1.3 million and $1.0 million, respectively, of these instruments reduced our available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $7.5 million facility of which $2.7 million was available to the Company at March 31, 2023. In fiscal 2022, the remainder was guaranteed under a separate $20.0 million facility of which $12.6 million was available to the Company at March 31, 2022. As of March 31, 2023, we had $998.7 million of capacity available for additional borrowings under the Revolving Credit Facility.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants include limitations on the following, in each case subject to certain exceptions: (i) indebtedness and liens; (ii) mergers, consolidations or amalgamations, liquidations, wind-ups or dissolutions, and disposition of all or substantially all assets; (iii) dispositions of property; (iv) restricted payments; (v) investments; (vi) transactions with affiliates; (vii) change in fiscal periods; (viii) negative pledges; (ix) restrictive agreements; (x) line of business; and (xi) speculative hedging. The events of default include the following, in each case subject to certain exceptions: (a) failure to make required payments under the Senior Credit Facility; (b) material breaches of representations or warranties under the Senior Credit Facility; (c) failure to observe covenants or agreements under the Senior Credit Facility; (d) failure to pay or default under certain other material indebtedness; (e) bankruptcy or insolvency; (f) certain Employee Retirement Income Security Act, or ERISA, events; (g) certain material judgments; (h) actual or asserted invalidity of the Guarantee and Collateral Agreements or the other security documents or failure of the guarantees or perfected liens thereunder; and (i) a change of control. In addition, we are required to meet certain financial covenants at each quarter end, namely Consolidated Net Total Leverage and Consolidated Net Interest Coverage Ratios. As of March 31, 2023, we were compliant with these covenants.
The total outstanding debt balance is recorded in the accompanying consolidated balance sheets net of unamortized discount and debt issuance costs of $17.2 million and $21.6 million as of March 31, 2023 and 2022, respectively.
On August 24, 2020, Booz Allen Hamilton issued $700 million aggregate principal amount of its Senior Notes under an Indenture, dated as of August 24, 2020, among Booz Allen Hamilton, certain subsidiaries of Booz Allen Hamilton, as guarantors (the “Subsidiary Guarantors”), and Wilmington Trust, National Association as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of August 24, 2020, among Booz Allen Hamilton, the Subsidiary Guarantors and the Trustee. A portion of the net proceeds from the sale of the Senior Notes was used to redeem in full $350 million aggregate principal amount of the outstanding 2017 Senior Notes at a redemption price of 102.56% of the principal amount thereof, plus accrued and unpaid interest thereon to (but excluding) the redemption date, and to pay all fees and expenses related to the foregoing. Booz Allen Hamilton intends to use the remaining net proceeds from the sale of the Senior Notes for working capital and other general corporate purposes (see Note 10, “Debt,” in our consolidated financial statements). For fiscal 2023 and 2022, total interest payments of $47.1 million and $37.9 million were made for the Senior Notes, respectively.
Borrowings under the New Term Loan A and, if used, the Revolving Credit Facility, incur interest at a variable rate. In accordance with our risk management strategy between April 6, 2017 and April 4, 2019, Booz Allen Hamilton executed a series of interest rate swaps. As of March 31, 2023, we had interest rate swaps with an aggregate notional amount of $700.0 million. These instruments hedge the variability of cash outflows for interest payments on the floating portion of our debt. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense (see Note 11, “Derivatives,” in our consolidated financial statements).
Capital Structure and Resources
Our stockholders’ equity amounted to $992.0 million as of March 31, 2023, a decrease of $54.7 million compared to stockholders’ equity of $1,046.7 million as of March 31, 2022. The decrease was primarily due to $224.5 million in treasury stock resulting from the repurchase of shares of our Class A Common Stock and $235.4 million in aggregate quarterly dividend payments, partially offset by net income of $271.2 million and stock-based compensation expense of $80.3 million.
Capital Expenditures
Since we do not own any of our facilities, our capital expenditure requirements primarily relate to the purchase of computers, management systems, furniture, and leasehold improvements to support our operations. Direct facility and equipment costs billed to clients are not treated as capital expenses. Our capital expenditures for fiscal 2023 and 2022 were $76.1 million and $80.0 million, respectively.
Commitments and Contingencies
We are subject to a number of reviews, investigations, claims, lawsuits, and other uncertainties related to our business. For a discussion of these items, refer to Note 20, “Commitments and Contingencies,” to our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in market rates and market prices such as those related to interest rates. Due to the wide-ranging adverse impacts on global financial markets and the ensuing economic crisis, we may be exposed to greater interest rate volatility and market risk in the near future. We actively monitor these exposures and manage such risks through our regular financing activities and through the use of derivative financial instruments.
Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt, cash equivalents, which consist primarily of funds invested in U.S. government money-market funds, our cash flow hedges and our Rabbi trust.
Our exposure to market risk for changes in interest rates related to our outstanding debt will impact our Senior Credit Facility. The interest expense associated with our term loans and any loans under our Revolving Credit Facility will vary with market rates. A hypothetical interest rate increase of 25 basis points would have increased interest expense related to the term facilities under our Senior Credit Facility by approximately $5.2 million in fiscal 2023 and $4.8 million in fiscal 2022, and likewise decreased our income and cash flows. The year over year increase in interest expense was primarily due to increasing interest rates year over year as well as an increase in principal resulting from the 2023 term loan refinance pursuant to the Ninth Amendment of our Credit Agreement. See Note 10, “ Debt,” to our consolidated financial statements for further information on the refinance.
As of March 31, 2023 and 2022, we had $404.9 million and $695.9 million, respectively, in cash and cash equivalents. As of March 31, 2023 and 2022 the interest income on balance sheet cash was approximately 2% and less than 1%, respectively. Therefore, the corresponding impact to our interest income, and likewise to our income and cash flow, was not material.
Pursuant to our interest rate risk management strategies, we use interest rate cash flow hedges to add stability to our incurrence of interest rate expense and to manage our exposure to related interest rate movement. See Note 11, “Derivatives,” to our consolidated financial statements for further discussion. As of March 31, 2023, we had effective interest rate swaps with an aggregate notional amount of $550 million. These derivative instruments hedge the variability of cash outflows for interest payments on our variable rate debt and are recorded at fair value on our consolidated balance sheet. As of March 31, 2023, a 25 basis point increase in interest rates would increase the fair value of our interest rate swaps by approximately $1.6 million and a 25 basis point decrease in interest rates would decrease the fair value of our interest rate swaps by approximately $1.6 million.
During fiscal 2019, we established a Rabbi trust to provide for the payment of benefits under our non-qualified deferred compensation plan. As of March 31, 2023, fund assets totaled $20.1 million which include mutual fund investments that are subject to fluctuations in market prices and interest rates. Cash distributions made to plan participants are recognized as operating cash flows in the consolidated statement of cash flows and have the effect of lowering both fund assets and the corresponding fund liabilities on a one-for-one basis. Changes in fair value on fund liabilities offset the changes in fair value of fund assets, and changes in fair value on both fund assets and fund liabilities are recognized in earnings on our consolidated statements of operations. See Note 18, “Fair Value Measurements,” to our consolidated financial statements for further discussion.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Booz Allen Hamilton Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Booz Allen Hamilton Holding Corporation (the Company) as of March 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 26, 2023 expressed an unqualified opinion thereon.

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

Revenue recognition related to the cost-based input method

Description of the Matter
As described in Notes 2 and 3 to the consolidated financial statements, the Company generally recognizes revenue over time as services are provided, as most of its contracts involve a continuous transfer of control to the customer. For certain of these contracts, revenue is recognized under a cost-based input method that requires an estimate of total costs of the performance obligation at completion (EAC). Estimates of costs at completion are highly subjective to develop and can change over the contract performance period for a variety of reasons and, if significant, these changes could have a material effect on the Company’s results of operations.

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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over revenue recognition under the cost-based input method. For example, we tested controls over the determination of significant assumptions regarding the estimation of costs to be incurred for the performance obligations and controls evaluating the appropriateness of changes in estimated future costs.

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

Government Contracting Matters - Provision for Claimed Indirect Costs

Description of the Matter
As discussed in Note 20 to the consolidated financial statements, in the ordinary course of business, agencies of the U.S. government, including the Defense Contract Audit Agency (DCAA), routinely audit the Company’s indirect costs and business practices for compliance with the Cost Accounting Standards and the Federal Acquisition Regulation. Such audits may result in, and have historically resulted in, the Company’s inability to retain certain claimed indirect costs, including executive and employee compensation, due to differing views of the allowability and reasonableness of such costs. As of March 31, 2023, years subsequent to the Company’s fiscal year 2011 remained subject to audit and final resolution. The Company recognized a liability of $326.7 million for estimated adjustments to claimed indirect costs based on its historical DCAA audit results, including the final resolution of such audits with the Defense Contract Management Agency (DCMA) (the provision for claimed indirect costs).
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

To test the provision for claimed indirect costs, we performed audit procedures that included, among others, testing the clerical accuracy of the estimates and the completeness and accuracy of the data utilized in determining the provision, and performing analytic procedures over incremental reserves recorded in the current year. We inspected communications with the DCAA or DCMA including prior audit reports and final resolutions. We also engaged our government contracting specialists to assist in identifying trends and recent experience in DCAA audits to evaluate the data the Company used to estimate the provision for claimed indirect costs.

Unrecognized Tax Benefits

Description of the Matter
As discussed in Notes 2 and 13 to the consolidated financial statements, the Company is subject to federal, state and foreign taxation in various jurisdictions. The Company reserves for uncertain tax positions related to unrecognized income tax benefits where it is not more likely than not that the Company’s tax position will be sustained. As of March 31, 2023, the Company has recorded $91.1 million of reserves for uncertain tax positions that, if recognized, would affect the effective income tax rate. These reserves involve considerable judgment and estimation and are evaluated by management based on available information.

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

Valuation of acquired intangible assets

Description of the Matter
As discussed in Note 5 to the consolidated financial statements, on October 14, 2022, the Company acquired EverWatch Corp. for approximately $445.1 million, net of post-closing adjustments and transaction costs incurred as part of the acquisition. As a result of the transaction, EverWatch became a wholly owned subsidiary of the Company. The Company’s accounting for the acquisition included determining the fair value of the intangible assets acquired, which primarily included contract assets and backlog. The Company recognized acquired intangible assets of $116.5 million which were valued using the excess earnings method discounted cash flow approach.

Auditing the Company’s accounting for the acquired intangible assets involved subjective auditor judgement due to the estimation required in management’s determination of the fair value of the intangible assets. The estimation was primarily due to the sensitivity of the fair values to underlying assumptions including discount rates and prospective financial information.

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

To test the fair value of the acquired intangible assets, our audit procedures included, among others, evaluating the Company’s use of valuation methodologies, evaluating the prospective financial information used in the valuation, and testing the completeness and accuracy of underlying data. We involved our valuation specialists to assist in assessing the methodologies and testing the significant assumptions, including discount rates, used to value the acquired intangible assets. For example, we compared the significant assumptions to current industry, market, and economic trends, historical results of the acquired businesses, and to other relevant factors. We also performed sensitivity analyses of the significant assumptions to evaluate the change in fair value resulting from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2006
Tysons, Virginia
May 26, 2023

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2023	March 31, 2022
	(Amounts in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$404,862	$695,910
Accounts receivable, net	1,774,830	1,622,989
Prepaid expenses and other current assets	108,366	126,777
Total current assets	2,288,058	2,445,676
Property and equipment, net of accumulated depreciation	195,186	202,229
Operating lease right-of-use assets	187,798	227,231
Intangible assets, net of accumulated amortization	685,615	646,682
Goodwill	2,338,399	2,021,931
Deferred tax assets	573,780	32,328
Other long-term assets	281,816	449,498
Total assets	$6,550,652	$6,025,575
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$41,250	$68,379
Accounts payable and other accrued expenses	1,316,640	902,616
Accrued compensation and benefits	445,205	438,634
Operating lease liabilities	51,238	52,334
Other current liabilities	42,721	71,991
Total current liabilities	1,897,054	1,533,954
Long-term debt, net of current portion	2,770,895	2,731,693
Operating lease liabilities, net of current portion	198,144	247,070
Income tax reserves	552,623	79,176
Deferred tax liabilities	—	239,602
Other long-term liabilities	139,934	147,359
Total liabilities	5,558,650	4,978,854
Commitments and contingencies (Note 20)
Stockholders’ equity:
Common stock, Class A - $0.01 par value - 600,000,000 shares authorized; 165,872,332 shares and 164,372,545 shares issued at March 31, 2023 and March 31, 2022, respectively; 131,637,588 shares and 132,584,348 shares outstanding at March 31, 2023 and March 31, 2022, respectively	1,659	1,646
Treasury stock, at cost - 34,234,744 and 31,788,197 shares at March 31, 2023 and March 31, 2022, respectively	(1,859,905)	(1,635,454)
Additional paid-in capital	769,460	656,222
Retained earnings	2,051,455	2,015,071
Accumulated other comprehensive income	29,333	8,585
Total Booz Allen stockholders’ equity	992,002	1,046,070
Non-controlling interest	—	651
Total stockholders’ equity	992,002	1,046,721
Total liabilities and stockholders’ equity	$6,550,652	$6,025,575

The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
	2023	2022	2021
	(Amounts in thousands, except per share data)
Revenue	$9,258,911	$8,363,700	$7,858,938
Operating costs and expenses:
Cost of revenue	4,304,810	3,899,622	3,657,530
Billable expenses	2,808,857	2,474,163	2,325,888
General and administrative expenses	1,532,912	1,158,987	1,036,834
Depreciation and amortization	165,484	145,747	84,315
Total operating costs and expenses	8,812,063	7,678,519	7,104,567
Operating income	446,848	685,181	754,371
Interest expense	(119,850)	(92,352)	(81,270)
Other income (expense), net	40,951	11,214	(10,662)
Income before income taxes	367,949	604,043	662,439
Income tax expense	96,734	137,466	53,481
Net income	271,215	466,577	608,958
Net loss attributable to non-controlling interest	576	163	—
Net income attributable to common stockholders	$271,791	$466,740	$608,958
Earnings per share of common stock (Note 4):
Basic	$2.04	$3.46	$4.40
Diluted	$2.03	$3.44	$4.37

The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended March 31,
	2023	2022	2021
	(Amounts in thousands)
Net income	$271,215	$466,577	$608,958
Other comprehensive income, net of tax:
Change in unrealized gain on derivatives designated as cash flow hedges	10,109	27,983	13,665
Change in postretirement plan costs	10,639	10,373	2,565
Total other comprehensive income, net of tax	20,748	38,356	16,230
Comprehensive income	291,963	504,933	625,188
Comprehensive loss attributable to non-controlling interest	576	163	—
Comprehensive income attributable to common stockholders	$292,539	$505,096	$625,188

The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
	2023	2022	2021
	(Amounts in thousands)
Cash flows from operating activities
Net income	$271,215	$466,577	$608,958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165,484	145,747	84,315
Noncash lease expense	55,950	55,881	53,202
Stock-based compensation expense	80,272	69,784	59,844
Deferred income taxes	(353,902)	(130,197)	231,998
Amortization of debt issuance costs	4,350	4,619	4,395
Loss on debt extinguishment	10,251	2,515	13,239
Net gains on dispositions, and other	(45,754)	(3,388)	(3,322)
Losses (gains) associated with equity method investment activities	2,116	(12,759)	—
Changes in assets and liabilities:
Accounts receivable, net	(130,187)	(154,652)	47,081
Income taxes receivable / payable	3,708	132,029	(363,396)
Prepaid expenses and other current and long-term assets	181,907	(19,489)	(5,069)
Accrued compensation and benefits	1,332	12,620	71,713
Accounts payable and other accrued expenses	409,516	194,827	(31,506)
Other current and long-term liabilities	(53,436)	(27,588)	(52,768)
Net cash provided by operating activities	602,822	736,526	718,684
Cash flows from investing activities
Purchases of property, equipment, and software	(76,130)	(79,964)	(87,210)
Payments for business acquisitions, net of cash acquired	(440,295)	(780,334)	—
Payments for cost method investments	(5,000)	(7,000)	—
Proceeds from sales of assets, net of payment	—	—	3,094
Proceeds from sale of businesses	53,409	—	—
Payment for minority investment in entity	—	—	(74,168)
Other investing activities	—	(427)	—
Net cash used in investing activities	(468,016)	(867,725)	(158,284)
Cash flows from financing activities
Proceeds from issuance of common stock	24,663	23,371	19,408
Stock option exercises	11,384	5,929	11,747
Repurchases of common stock	(223,858)	(418,859)	(313,397)
Cash dividends paid	(235,726)	(209,057)	(181,066)
Debt extinguishment costs	—	—	(8,971)
Repayments on revolving credit facility, term loans, and Senior Notes	(417,068)	(112,257)	(527,865)
Net proceeds from debt issuance	414,751	487,027	691,496
Proceeds from revolving credit facility	—	60,000	—
Other financing activities	—	—	(2,698)
Net cash used in financing activities	(425,854)	(163,846)	(311,346)
Net (decrease) increase in cash and cash equivalents	(291,048)	(295,045)	249,054
Cash and cash equivalents––beginning of year	695,910	990,955	741,901
Cash and cash equivalents––end of year	$404,862	$695,910	$990,955
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$115,578	$64,699	$60,955
Income taxes	$256,394	$127,069	$176,711
Supplemental disclosures of non-cash investing and financing activities
Share repurchases transacted but not settled and paid	$16,432	$15,839	$15,408
Noncash financing activities	$—	$—	$178

The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2020	161,333,973	$1,613	(22,614,052)	$(898,095)	$468,027	$1,330,812	$(46,001)	—	$856,356
Issuance of common stock	1,112,183	11	—	—	18,803	—	—	—	18,814
Stock options exercised	504,450	5	—	—	11,742	—	—	—	11,747
Repurchase of common stock	—	—	(4,090,525)	(318,068)	—	—	—	—	(318,068)
Recognition of liability related to future restricted stock units vesting	—	—	—	—	(456)	—	—	—	(456)
Net income	—	—	—	—	—	608,958	—	—	608,958
Topic 326 adoption impact	—	—	—	—	—	(1,180)	—	—	(1,180)
Other comprehensive income, net of tax	—	—	—	—	—	—	16,230	—	16,230
Dividends paid of $1.30 per share of common stock	—	—	—	—	—	(181,066)	—	—	(181,066)
Stock-based compensation expense	—	—	—	—	59,841	—	—	—	59,841
Balance at March 31, 2021	162,950,606	$1,629	(26,704,577)	$(1,216,163)	$557,957	$1,757,524	$(29,771)	—	$1,071,176
Issuance of common stock	1,224,207	15	—	—	22,155	—	—	—	22,170
Stock options exercised	197,732	2	—	—	5,927	—	—	—	5,929
Repurchase of common stock	—	—	(5,083,620)	(419,291)		—	—	—	(419,291)
Recognition of liability related to future restricted stock units vesting	—	—	—	—	1,213	—	—	—	1,213
Net income	—	—	—	—	—	466,740		(163)	466,577
Other comprehensive income, net of tax	—	—	—	—	—	—	38,356	—	38,356
Dividends paid of $1.54 per share of common stock	—	—	—	—	—	(209,193)	—	—	(209,193)
Stock-based compensation expense	—	—	—	—	69,784	—	—	—	69,784
Contribution to non-controlling interest	—	—	—	—	(814)	—	—	814	—
Balance at March 31, 2022	164,372,545	$1,646	(31,788,197)	$(1,635,454)	$656,222	$2,015,071	$8,585	$651	$1,046,721
Issuance of common stock	1,170,726	10	—	—	24,653	—	—	—	24,663
Stock options exercised	329,061	3	—	—	11,381	—	—	—	11,384
Repurchase of common stock	—	—	(2,446,547)	(224,451)	—	—	—	—	(224,451)
Net income	—	—	—	—	—	271,791	—	(576)	271,215
Other comprehensive income, net of tax	—	—	—	—	—	—	20,748	—	20,748
Dividends paid of $1.76 per share of common stock	—	—	—	—	—	(235,407)	—	—	(235,407)
Stock-based compensation expense	—	—	—	—	80,272	—	—	—	80,272
Contribution to non-controlling interest	—	—	—	—	(3,068)	—	—	3,068	—
De-Consolidation of non-controlling interest	—	—	—	—	—	—	—	(3,143)	(3,143)
Balance at March 31, 2023	165,872,332	$1,659	(34,234,744)	$(1,859,905)	$769,460	$2,051,455	$29,333	$—	$992,002

The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
March 31, 2023
1. Business Overview
Our Business
Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or the Company, we, us, and our, was incorporated in Delaware in May 2008. The Company provides management and technology consulting, analytics, engineering, digital solutions, mission operations, and cyber services to U.S. and international governments, major corporations, and not-for-profit organizations. The Company reports operating results and financial data in one reportable segment. The Company is headquartered in McLean, Virginia, with approximately 31,900 employees as of March 31, 2023.
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
The Company’s fiscal year ends on March 31 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31. The accompanying consolidated financial statements present the financial position of the Company as of March 31, 2023 and 2022 and the Company’s results of operations for fiscal 2023, 2022, and 2021.
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
Revenue Recognition
The Company's revenues from contracts with customers (clients) are derived from offerings that include management and technology consulting services, analytics, digital solutions, engineering, mission operations and cyber services, substantially all with the U.S. government and its agencies, and to a lesser extent, subcontractors. The Company also serves foreign governments, as well as domestic and international commercial clients. The Company performs and generates revenue under three basic types of contracts, as described below:
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
The Company considers a contract with a customer to exist under Accounting Standards Codification (“ASC”) No. 606, Revenue from Contracts with Customers (“Topic 606”), when there is approval and commitment from both the Company and the customer, the rights of the parties and payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. The Company also will consider whether two or more contracts entered into with the same customer should be combined and accounted for as a single contract. Furthermore, in certain transactions with commercial clients and with the U.S. government, the Company may commence providing services prior to receiving a formal approval from the customer. In these situations, the Company will consider the factors noted above, the risks associated with commencing the work and legal enforceability in determining whether a contract with the customer exists under Topic 606.
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
For interim financial reporting periods, contract revenue attributable to indirect costs is recognized based upon agreed-upon annual forward-pricing rates established with the U.S. government at the start of each fiscal year. Forward pricing rates are estimated and agreed upon between the Company and the U.S. government and represent indirect contract costs required to execute and administer contract obligations. The impact of any agreed-upon changes, or changes in the estimated annual forward-pricing rates, are recorded in the interim financial reporting period when such changes are identified. These changes relate to the interim financial reporting period differences between the actual indirect costs incurred and allocated to customer contracts compared to the estimated amounts allocated to contracts using the estimated annual forward-pricing rates established with the U.S. government. At the end of each fiscal year, estimated annual forward-pricing rates are adjusted to reported actual rates, with contract revenue attributable to indirect costs adjusted accordingly. These preliminary actual rates and their ultimate impact on contract revenue are subject to final audit and negotiation with the U.S. government, which may take place several years in the future.
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

Many of our contracts recognize revenue under a contract cost-based input method and require an Estimate-at-Completion (“EAC”) process, which management uses to review and monitor the progress towards the completion of our performance obligations. Under this process, management considers various inputs and assumptions related to the EAC, including, but not limited to, progress towards completion, labor costs and productivity, material and subcontractor costs, and identified risks. Estimating the total cost at completion of performance obligations is subjective and requires management to make assumptions about future activity and cost drivers under the contract. Changes in these estimates can occur for a variety of reasons and, if significant, may impact the profitability of the Company’s contracts. Changes in estimates related to contracts accounted for under the EAC process are recognized in the period when such changes are made on a cumulative catch-up basis. If the estimate of contract profitability indicates an anticipated loss on a contract, the Company recognizes the total loss at the time it is identified. For fiscal 2023, 2022 and 2021, the aggregate impact of adjustments in contract estimates was not material.
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
Cash and Cash Equivalents
Cash and cash equivalents include unrestricted cash accounts and highly liquid investments that have a maturity of three months or less at the date of purchase. The Company’s cash equivalents consist primarily of government money market funds and money market deposit accounts. The Company maintains its cash and cash equivalents in bank accounts that, at times, exceed the federally insured FDIC limits. The Company has not experienced any losses in such accounts.
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

Intangible Assets
Intangible assets primarily consist of programs and contracts assets, channel relationships, the Company's trade name, customer relationships, software and other amortizable intangible assets. The Company capitalizes the following costs associated with developing internal-use computer software pertaining to upgrades in our business and financial systems: (i) external direct costs of materials and services consumed in developing or obtaining internal-use computer software and (ii) certain payroll and payroll-related costs for Company employees who are directly associated with the development of internal-use software, to the extent of the time spent directly on the project. Programs and contract assets, channel relationships, and other amortizable intangible assets are generally amortized on an accelerated basis over the expected life based on projected future cash flows of approximately two to fourteen years. Software purchased or developed for internal use is amortized over one to ten years. The Company's trade name intangible asset is not amortized, but is tested for impairment on at least an annual basis as of January 1 and more frequently if interim indicators of impairment exist. The trade name is considered to be impaired if the carrying value exceeds its estimated fair value. The Company uses the relief from royalty method to estimate the fair value. The fair value of the asset is the present value of the license fees avoided by owning the asset, or the royalty savings. During the fiscal years ended March 31, 2023, 2022, and 2021, the Company did not record any impairment of intangible assets.
Goodwill
The Company assesses goodwill for impairment on at least an annual basis on January 1 unless interim indicators of impairment exist. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. The Company operates as a single operating segment and as a single reporting unit for the purpose of evaluating goodwill. As of January 1, 2023, the Company performed its annual impairment test of goodwill by comparing the fair value of the Company (based on market capitalization) to the carrying value of the Company's net equity, and concluded that the fair value of the reporting unit was significantly greater than the carrying amount. During the fiscal years ended March 31, 2023, 2022, and 2021, the Company did not record any impairment of goodwill.
Long-Lived Assets
The Company reviews its long-lived assets, including property and equipment, amortizable intangible assets, and right-of-use (“ROU”) assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for any excess of the carrying amount over the fair value of the asset. During the fiscal years ended March 31, 2023, 2022, and 2021, the Company did not record any material impairment charges.
Leases
At contract inception, the Company determines whether the contract is, or contains, a lease, which exists when the contract conveys the right to control the use of identified property or equipment for a period of time in exchange for consideration. Operating lease balances are included in operating lease ROU assets, operating lease liabilities, and operating lease liabilities, net of current portion in our consolidated balance sheet. Cash payments arising from operating leases are classified within operating activities in the consolidated statement of cash flows. As of March 31, 2023, the Company had no finance leases.
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

As permitted under Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“Topic 842”), the Company elected not to recognize ROU assets and lease liabilities for leases with an initial term of 12 months or less; lease expense from these leases is recognized on a straight-line basis over the lease term. As further permitted under Topic 842, for all material classes of leased assets, the Company elected to not separate lease components from non-lease components, and instead account for both components as a single lease component. As of March 31, 2023, the Company did not have any lease agreements with residual value guarantees or material restrictions or covenants.
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
Comprehensive Income
Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is presented in the consolidated statements of comprehensive income. Accumulated other comprehensive loss as of March 31, 2023 and 2022 consisted of net unrealized losses on the Company’s defined and postretirement benefit plans and unrealized gains or losses on interest rate swaps designated as cash flow hedges.
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
Defined Contribution Plan and Other Post-Retirement Benefits
The Company recognizes the underfunded status of defined contribution plans and other post-retirement benefits on the consolidated balance sheets within other long-term liabilities. Gains and losses, and prior service costs and credits that have not yet been recognized through net periodic benefit cost are recognized in accumulated other comprehensive loss, net of tax effects, and will be amortized as a component of net periodic cost in future periods. The measurement date, the date at which the benefit obligations are measured, is the Company’s fiscal year-end.

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
Fair Value Measurements
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company considers the principal or most advantageous market in which the asset or liability would transact, and if necessary, considers assumptions that market participants would use when pricing the asset or liability.
The accounting standard for fair value measurements establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: observable inputs such as quoted prices in active markets (“Level 1”); inputs other than quoted prices in active markets that are observable either directly or indirectly (“Level 2”); and unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions (“Level 3”). A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.
Recently Adopted Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“Topic 805”), which amends the accounting for acquired revenue contracts with customers in a business combination to address recognition of an acquired contract liability and payment terms, and their effect on subsequent revenue recognized by the acquirer. Topic 805 is effective for annual periods beginning after December 15, 2022 on a prospective basis. Early adoption is permitted. The Company early adopted the requirements of Topic 805 to apply the amendments prospectively to all business combinations that occurred on or after April 1, 2022.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“Topic 848”). The guidance is intended to provide relief for entities impacted by reference rate reform. Topic 848 contains provisions and optional accounting expedients designed to simplify requirements around the designation of hedging relationships, probability assessments of hedged forecasted transactions, and accounting for modifications of contracts that refer to the London Interbank Offered Rate (“LIBOR”) or other rates affected by reference rate reform. The guidance is elective and is effective on the date of issuance. Topic 848 is applied prospectively to contract modifications and as of the effective date for existing and new eligible hedging relationships. The Company has elected to apply the hedge accounting practical expedient related to the probability of hedged future LIBOR-indexed cash flows and continued its quantitative method of assessing subsequent hedge effectiveness in the fourth quarter of fiscal 2020. Further, during the second quarter of fiscal year 2023, the Company transitioned its term loans from LIBOR-indexed interest payments to Term SOFR-indexed interest payments in connection with the Ninth Amendment of the Credit Agreement. For its interest rate swaps designated as cash flow hedges, the Company elected to apply certain of the accounting expedients to assume that the reference rates, which hedged forecasted transactions will be based on, match the LIBOR-indexed rates used in the Company's interest rate swaps consistent with past presentation. The Company continues to evaluate the impact of Topic 848 and may apply other elections, as applicable. The adoption of this guidance did not have a material impact on the consolidated financial statements and disclosures.
Recent Accounting Pronouncements Not Yet Adopted
Other recent accounting pronouncements issued during fiscal 2023 and through the filing date are not expected to have a material impact on the Company's present or historical consolidated financial statements.

3. Revenue
Disaggregation of Revenue
We disaggregate our revenue from contracts with customers by contract type and by customer type, as well as by whether the Company acts as prime contractor or sub-contractor, as we believe these categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following series of tables presents our revenue disaggregated by these categories.
Revenue by Contract Type:

	Fiscal Year Ended March 31,
	2023		2022		2021
Cost-reimbursable	$4,908,451	53%	$4,514,262	54%	$4,419,533	56%
Time-and-materials	2,296,965	25%	2,017,094	24%	1,962,999	25%
Fixed-price	2,053,495	22%	1,832,344	22%	1,476,406	19%
Total Revenue	$9,258,911	100%	$8,363,700	100%	$7,858,938	100%
Revenue by Customer Type:

	Fiscal Year Ended March 31,
	2023		2022		2021
U.S. government(1):
Defense Clients	$4,210,430	45%	$3,950,751	47%	$3,920,498	49%
Intelligence Clients	1,693,942	18%	1,578,939	19%	1,549,422	20%
Civil Clients	3,124,889	34%	2,617,730	31%	2,183,184	28%
Total U.S. government	9,029,261	97%	8,147,420	97%	7,653,104	97%
Global Commercial Clients	229,650	3%	216,280	3%	205,834	3%
Total Revenue	$9,258,911	100%	$8,363,700	100%	$7,858,938	100%
(1) Certain contracts were reassigned between the various verticals of our U.S. government business shown in the table above to better align our operations to the customers we serve within each market. Comparative periods revenue by customer type has been recast to reflect the changes.
Revenue by Whether the Company Acts as a Prime Contractor or a Sub-Contractor:

	Fiscal Year Ended March 31,
	2023		2022		2021
Prime Contractor	$8,755,628	95%	$7,864,273	94%	$7,311,313	93%
Sub-contractor	503,283	5%	499,427	6%	547,625	7%
Total Revenue	$9,258,911	100%	$8,363,700	100%	$7,858,938	100%
Performance Obligations
As of March 31, 2023 and 2022, the Company had $7.9 billion and $7.4 billion of remaining performance obligations, respectively. We expect to recognize approximately 75% of the remaining performance obligations as of March 31, 2023 as revenue over the next 12 months, and approximately 85% over the next 24 months. The remainder is expected to be recognized thereafter.
Contract Balances
The following table summarizes the contract assets and liabilities, and accounts receivable, net of allowance recognized on the Company’s consolidated balance sheets:

	March 31,
	2023	2022
Current assets:
Accounts receivable–billed	$551,666	$465,322
Accounts receivable–unbilled (contract assets)	1,223,482	1,157,667
Allowance for credit losses	(318)	—
Accounts receivable, net	1,774,830	1,622,989
Other long-term assets:
Accounts receivable–unbilled (contract assets)	59,455	64,339
Total accounts receivable, net	$1,834,285	$1,687,328
Other current liabilities
Advance payments, billings in excess of costs incurred and deferred revenue (contract liabilities)	$18,995	$26,747
For fiscal 2023, 2022 and 2021, we recognized revenue of $24.4 million, $14.9 million and $24.5 million, respectively, related to our contract liabilities on April 1, 2022, 2021 and 2020, respectively.
Benefit for credit losses recognized were $(2.0) million, $(1.5) million, and $(2.6) million for fiscal 2023, 2022, and 2021, respectively.
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
The Company currently has outstanding shares of Class A Common Stock. Holders of unvested Class A Restricted Common Stock are entitled to participate in non-forfeitable dividends or other distributions. These unvested restricted shares participated in the Company's dividends declared and paid in each quarter of fiscal 2023, 2022, and 2021. As such, EPS is calculated using the two-class method whereby earnings are reduced by distributed earnings as well as any available undistributed earnings allocable to holders of these unvested restricted shares. A reconciliation of the income used to compute basic and diluted EPS for the periods presented are as follows:

	Fiscal Year Ended March 31,
	2023	2022	2021
Earnings for basic computations (1)	$269,656	$463,626	$605,437
Weighted-average of common stock shares outstanding for basic computations	132,161,646	134,134,034	137,722,589
Earnings for diluted computations (1)	$269,657	$463,635	$605,455
Dilutive stock options and restricted stock	554,790	716,774	980,631
Weighted-average of common stock shares outstanding for diluted computations	132,716,436	134,850,808	138,703,220
Earnings per share of common stock
Basic	$2.04	$3.46	$4.40
Diluted	$2.03	$3.44	$4.37
(1) During fiscal 2023, 2022, and 2021 approximately 1.1 million, 0.9 million, and 0.8 million shares of participating securities were paid dividends totaling $1.8 million, $1.4 million, and $1.0 million, respectively. There were undistributed earnings of $0.3 million, $1.7 million, and $2.5 million allocated to the participating class of securities in both basic and diluted earnings per share of common stock for fiscal 2023, 2022, and 2021, respectively. The allocated undistributed earnings and the dividends paid comprise the difference between net income attributable to common stockholders presented on the consolidated statements of operations and earnings for basic and diluted computations for fiscal 2023, 2022, and 2021. Anti-dilutive options excluded in the calculation of diluted EPS was not material during the periods presented.

5. Acquisitions and Divestitures
Acquisitions
Tracepoint Holdings, LLC
On September 10, 2021, the Company acquired the remaining 60% equity interest in Tracepoint Holdings, LLC (“Tracepoint”), an industry-leading digital forensics and incident response company serving public and private sector clients, for cash consideration of approximately $120.3 million, net of adjustments (the “Tracepoint Transaction”). As a result of the transaction, Tracepoint and Tracepoint, LLC became wholly owned subsidiaries of Booz Allen Hamilton Inc. The acquisition complements the Company’s existing cybersecurity portfolio and expands its position in the private sector cyber market.
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
As a result of the Tracepoint transaction, the Company recognized $90.5 million of intangible assets which primarily consists of channel relationships. Channel relationships were valued using the excess earnings method discounted cash flow approach, incorporating Level 3 inputs as described under the fair value hierarchy of ASC No. 820, Fair Value Measurement (“Topic 820”). These unobservable inputs reflect the Company's own judgment about which assumptions market participants would use in pricing an asset on a non-recurring basis. The intangible asset is expected to be amortized over the estimated useful life of 10 years. The goodwill of $94.3 million is largely attributable to Tracepoint's specialized workforce. During the fourth quarter of fiscal 2022, the Company finalized Tracepoint's post-closing working capital.
Liberty IT Solutions, LLC
On June 11, 2021, the Company acquired Liberty IT Solutions, LLC (“Liberty”) for cash consideration of approximately $669.1 million, net of adjustments related to working capital, and transaction costs incurred as part of the acquisition, including compensation expenses paid by the Company that were associated with employee retention. As a result of the transaction, Liberty became a wholly owned subsidiary of Booz Allen Hamilton Inc. Liberty is a leading digital partner driving transformation across the federal IT ecosystem. The acquisition complements the Company’s digital transformation portfolio resulting in a deeper range of advanced technology solutions.
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

The following table summarizes the cumulative consideration paid and the allocation of the purchase price paid for Tracepoint and Liberty:

Cash consideration (gross of cash acquired and including net adjustments)	$789,429
Fair value of non-controlling interest	80,063
Total purchase consideration	869,492

Purchase price allocation:
Cash	9,096
Current assets	57,519
Operating lease right-of-use asset	2,532
Other long-term assets	2,825
Intangible assets	399,500
Current liabilities	(40,217)
Operating lease liabilities - short-term	(1,017)
Operating lease liabilities - long term	(1,516)
Total fair value of identifiable net assets acquired	$428,722

Goodwill	$440,770
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
EverWatch
On October 14, 2022, the Company completed the acquisition of EverWatch Corp. (“EverWatch”), a leading provider of advanced solutions to the defense and intelligence communities for approximately $445.1 million, net of post-closing adjustments and also incurred transaction costs as part of the acquisition. The acquisition was funded with cash on hand. As a result of the transaction, EverWatch became a wholly owned subsidiary of Booz Allen Hamilton Inc.
The following table summarizes the consideration and the preliminary allocation of the purchase price paid for EverWatch:

Cash consideration (gross of cash acquired and including net adjustments)	$445,074

Purchase price allocation:
Cash	4,779
Current assets	27,725
Operating lease right-of-use asset	7,894
Other long-term assets	4,511
Intangible assets	116,500
Deferred tax liabilities	(22,337)
Current liabilities	(11,613)
Operating lease liabilities - short-term	(1,362)
Operating lease liabilities - long-term	(6,532)
Total fair value of identifiable net assets acquired	$119,565

Goodwill	$325,509

The acquisition was accounted for under the acquisition method of accounting, which requires the total acquisition consideration to be allocated to the assets acquired and liabilities assumed based on an estimate of the acquisition date fair value, with the difference reflected in goodwill. The goodwill of $325.5 million is primarily attributable to EverWatch's specialized workforce and the expected synergies between the Company and EverWatch.
The Company preliminarily recognized $116.5 million of intangible assets which consists primarily of contract assets and were valued using the excess earnings method discounted cash flow approach, incorporating Level 3 inputs as described under the fair value hierarchy of Topic 820. These unobservable inputs reflect the Company's own judgment about which assumptions market participants would use in pricing an asset on a non-recurring basis. The intangible assets will be amortized over the estimated useful life of 14 years.
The valuation of intangible assets remains preliminary as it is based on valuation estimates and assumptions that the Company is continuing to review and refine, specifically related to prospective financial information. The Company will continue to collect and assess information necessary to complete the valuation within the measurement period, which is up to one year from the acquisition date. Any adjustments to our estimates of intangible asset valuation will be between intangible assets and goodwill, and any deferred tax effects, and will be made in the periods in which the adjustments are determined. The cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date.
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
As a result of this transaction, the Company de-recognized the assets and liabilities associated with the MENA business and recognized a pre-tax gain of $31.2 million in the second quarter of fiscal 2023, which is reflected in other income, net, on the consolidated statement of operations. The consideration for the sale of the business is subject to customary working capital adjustments, which may impact the amount of gain recognized.
Managed Threat Services Business
On December 5, 2022, the Company completed the divestiture of its commercial Managed Threat Services (“MTS”) business to Security On-Demand. The divestiture was substantially comprised of the contracts associated with the MTS business, the assets and liabilities associated with those contracts, and the workforce that provides services under those contracts.
As a result of this transaction, the Company de-recognized the assets and liabilities associated with the MTS business and recognized a pre-tax gain of $4.6 million during the third quarter of fiscal 2023, which is reflected in other income, net, on the consolidated statement of operations. The consideration for the sale of the business is subject to customary working capital adjustments and contingent consideration, which may impact the amount of gain recognized.
Business Deconsolidation
In December 2022, the Company forfeited certain participating rights of a consolidated artificial intelligence software platform business which has unrelated third-party interest holders and is classified as a variable interest entity (“VIE”). As a result of this transaction, the Company has determined that it is not the primary beneficiary of the VIE and thus de-recognized the assets, liabilities and non-controlling interest of this business. The Company recorded the fair value of its retained equity investment of $7.6 million which is accounted for under the measurement alternative. The resulting pre-tax gain, calculated as the investment value less the net de-recognized balances, was $8.9 million and is reflected in other income, net, on the consolidated statement of operations.

6. Goodwill and Intangible Assets
Goodwill
Goodwill was $2,338.4 million and $2,021.9 million as of March 31, 2023 and March 31, 2022, respectively. The increase in the carrying amount of goodwill was attributable to the Company's acquisition of EverWatch, and the $325.5 million goodwill acquired is expected to be non-deductible for tax purposes. The Company allocated approximately $7.0 million and $2.0 million of goodwill to the MENA business and the MTS business, respectively, as part of the divestitures noted in Note 5, “Acquisitions and Divestitures”. The Company performed an annual impairment test of the goodwill as of January 1, 2023 and 2022, and did not identify any impairment.
Intangible Assets
Intangible assets consisted of the following:

	March 31, 2023			March 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Programs and contract assets, channel relationships, and other amortizable intangible assets (1)	$599,794	$169,316	$430,478	$483,294	$101,584	$381,710
Software	134,152	69,215	64,937	119,398	44,626	74,772
Total amortizable intangible assets	$733,946	$238,531	$495,415	$602,692	$146,210	$456,482
Unamortizable intangible assets:
Trade name	$190,200	$—	$190,200	$190,200	$—	$190,200
Total	$924,146	$238,531	$685,615	$792,892	$146,210	$646,682
(1)The increase in the carrying amount of programs and contracts, channel relationships, and other amortizable intangible assets was attributable to the Company's acquisition of EverWatch.
Programs and contract assets, channel relationships, and other amortizable intangible assets are generally amortized on an accelerated basis over periods ranging from 2 years to 14 years, and those related to software are generally amortized on a straight line basis over periods ranging from 1 year to 10 years.
The Company performed an annual impairment test of the trade name as of January 1, 2023 and 2022, and did not identify any impairment.
Amortization expense for fiscal 2023, 2022, and 2021 was $94.3 million, $76.2 million, and $19.3 million, respectively.
The following table summarizes the estimated annual amortization expense for future periods, which does not reflect amortization expense for certain intangible assets that are not yet placed in service:

For the Fiscal Year Ended March 31,
2024	$91,350
2025	78,513
2026	69,053
2027	57,301
2028	49,266
Thereafter	149,932
Total estimated amortization expense	$495,415

7. Property and Equipment, Net
The components of property and equipment, net were as follows:

	March 31,
	2023	2022
Furniture and equipment	$119,316	$117,250
Computer equipment	111,538	104,296
Leasehold improvements	258,258	235,342
Total	489,112	456,888
Less: Accumulated depreciation and amortization	(293,926)	(254,659)
Property and equipment, net	$195,186	$202,229
Depreciation and amortization expense relating to property and equipment for fiscal 2023, 2022, and 2021 was $71.2 million, $69.5 million, and $65.0 million, respectively. During fiscal 2023 and 2022, the Company reduced the gross cost and accumulated depreciation and amortization by $24.7 million and $55.0 million, respectively, for zero net book value assets deemed no longer in service.
8. Accounts Payable and Other Accrued Expenses
Accounts payable and other accrued expenses consisted of the following:

	March 31,
	2023	2022
Vendor payables	$597,808	$539,524
Accrued expenses	718,832	363,092
Total accounts payable and other accrued expenses	$1,316,640	$902,616
Accrued expenses consisted primarily of the Company’s provision for claimed indirect costs, (approximately $326.7 million and $290.4 million as of March 31, 2023 and 2022, respectively), and the reserve associated with the U.S. Department of Justice's investigation of the Company ($350.0 million as of March 31, 2023). Refer to Note 20, “Commitments and Contingencies,” to the consolidated financial statements for further discussion of this provision.

9. Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following:

	March 31,
	2023	2022
Bonus	$120,023	$96,040
Retirement	52,480	48,169
Vacation	203,627	206,199
Other	69,075	88,226
Total accrued compensation and benefits	$445,205	$438,634

10. Debt
Debt consisted of the following:

	March 31, 2023		March 31, 2022
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
New Term Loan A	5.97%	$1,629,375	—%	$—
Existing Term Loan A Loans	—%	—	1.71%	1,241,398
Existing Term Loan B Loans	—%	—	2.21%	380,321
Revolver	—%	—	—%	—
Senior Notes due 2028	3.88%	700,000	3.88%	700,000
Senior Notes due 2029	4.00%	500,000	4.00%	500,000
Less: Unamortized debt issuance costs and discount on debt		(17,230)		(21,647)
Total		2,812,145		2,800,072
Less: Current portion of long-term debt		(41,250)		(68,379)
Long-term debt, net of current portion		$2,770,895		$2,731,693
Credit Agreement
On September 7, 2022 (the “Ninth Amendment Effective Date”), Booz Allen Hamilton Inc. (“Booz Allen Hamilton”), Booz Allen Hamilton Investor Corporation (“Investor”), and certain wholly owned subsidiaries of Booz Allen Hamilton, entered into the Ninth Amendment (the “Ninth Amendment”) to the Credit Agreement dated as of July 31, 2012, as amended (the “Existing Credit Agreement” and, as amended, the “Credit Agreement”), with certain institutional lenders and Bank of America, N.A., as Administrative Agent, Collateral Agent, Issuing Lender, Refinancing Revolver Lender, New Refinancing Tranche A Term Lender and 2022 Supplemental Tranche A Lender. As of March 31, 2023, the Credit Agreement provided Booz Allen Hamilton with a $1,629.4 million Term Loan A (“New Term Loan A”) and a $1,000.0 million revolving credit facility (the “Revolving Credit Facility”), with a sub-limit for letters of credit of $200.0 million (collectively, the “Senior Credit Facility”). Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement were secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement and related documentation; such security was released in connection with Booz Allen Hamilton obtaining investment grade ratings from both Moody's and S&P.
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
The New Term Loan A amortizes in consecutive quarterly installments in an amount equal to (i) on the last business day of each full fiscal quarter that begins after the Ninth Amendment Effective Date but on or before the two year anniversary of the Ninth Amendment Effective Date, 0.625% of the stated principal amount of the New Term Loan A and (ii) on the last business day of each full fiscal quarter that begins after the two year anniversary of the Ninth Amendment Effective Date but before the five year anniversary of the Ninth Amendment Effective Date, 1.25% of the stated principal amount of the New Term Loan A. The remaining balance of the New Term Loan A will be payable upon maturity.

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
In connection with the Ninth Amendment, the Company accelerated the amortization of ratable portions of the Debt Issuance Costs, or DIC, and Original Issue Discount, or OID associated with the prior senior secured loan facilities of $3.4 million.These expenses are reflected in other expense, net in the consolidated statement of operations for the three and twelve months ended March 31, 2023. Additionally, the Company expensed third party debt issuance costs of $6.9 million that did not qualify for deferral, which are reflected in general and administrative costs in the consolidated statement of operations for the three and twelve months ended March 31, 2023.
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. In addition, Booz Allen Hamilton is required to meet a financial covenant at each quarter end based on a consolidated net total leverage ratio. As of March 31, 2023 and March 31, 2022, Booz Allen Hamilton was in compliance with all financial covenants associated with its debt and debt-like instruments. In connection with Booz Allen Hamilton obtaining investment grade ratings from both Moody's and S&P, activities restricted by certain negative covenants are expected to be permitted subject to pro forma compliance with the financial covenant and no event of default having occurred and continuing.
The following table summarizes interest payments made on the Company’s term loans:

	Three Months Ended March 31,		Fiscal Year Ended March 31,
	2023	2022	2023	2022
New Term Loan A	$24,233	$—	$49,079	$—
Existing Term Loan A	—	4,371	14,165	19,568
Existing Term Loan B	—	1,802	5,209	7,203
Total	$24,233	$6,173	$68,453	$26,771
Borrowings under the New Term Loan A, and if used, the Revolving Credit Facility, incur interest at a variable rate. As of March 31, 2023, Booz Allen Hamilton had interest rate swaps with an aggregate notional amount of $700.0 million (which includes $550.0 million of active and $150.0 million of forward-starting hedges). These instruments hedge the variability of cash outflows for interest payments on the New Term Loan A and the Revolving Credit Facility. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense (see Note 11, “Derivatives,” to the consolidated financial statements).

Senior Notes
On June 17, 2021, Booz Allen Hamilton issued $500.0 million aggregate principal amount of its 4.000% Senior Notes due July 1, 2029 (the “Senior Notes due 2029”) under an Indenture, dated as of June 17, 2021, among Booz Allen Hamilton, certain subsidiaries of Booz Allen Hamilton, as guarantors, and Wilmington Trust, National Association, as trustee (in such capacity, the “2029 Trustee”), as supplemented by the First Supplemental Indenture, dated as of June 17, 2021, among Booz Allen Hamilton, the 2029 Subsidiary Guarantors and the 2029 Trustee. The Senior Notes due 2029 are Booz Allen Hamilton’s senior unsecured obligations and rank equally in right of payment with all of Booz Allen Hamilton’s and the 2029 Subsidiary Guarantors’ existing and future senior indebtedness and rank senior in right of payment to any of Booz Allen Hamilton’s future subordinated indebtedness. The net proceeds from the sale of the Senior Notes due 2029 were used to fund the acquisition of Liberty and to pay related fees and expenses.
Booz Allen Hamilton may redeem some or all of the Senior Notes due 2029 at any time prior to July 1, 2024, at a price equal to 100.00% of the principal amount of the Senior Notes due 2029 redeemed, plus accrued and unpaid interest, if any, to (but not including) the redemption date, plus an applicable “make-whole premium.” Booz Allen Hamilton may redeem the Senior Notes due 2029 at its option, in whole at any time or in part from time to time, upon certain required notice, (i) on and after July 1, 2024, at a price equal to 102.00% of the principal amount of the Senior Notes due 2029 redeemed, (ii) on or after July 1, 2025, at a price equal to 101.00% of the principal amount of the Senior Notes due 2029 redeemed, and (iii) on July 1, 2026 and thereafter, at a price equal to 100.00% of the principal amount of the Senior Notes due 2029 redeemed, in each case, plus accrued and unpaid interest, if any, to (but not including) the applicable redemption date. In addition, at any time on or prior to July 1, 2024, Booz Allen Hamilton may redeem up to 40.00% of the Senior Notes due 2029 with an amount equal to the net cash proceeds of certain equity offerings at a redemption price equal to 104.00%, plus accrued and unpaid interest, if any, to (but not including) the redemption date, provided, however, that at least 50.00% of the original aggregate principal amount of the Senior Notes due 2029 must remain outstanding after each such redemption; and provided, further, that such redemption shall occur within 180 days after the date on which any such equity offering is consummated.
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
On August 24, 2020, Booz Allen Hamilton issued $700.0 million aggregate principal amount of its 3.875% Senior Notes due 2028 (the “Senior Notes due 2028”, and, together with the Senior Notes due 2029, the “Senior Notes”) under an Indenture, dated as of August 24, 2020, among Booz Allen Hamilton, certain subsidiaries of Booz Allen Hamilton, as guarantors, and Wilmington Trust, National Association as trustee (in such capacity, the “2028 Trustee”), as supplemented by the First Supplemental Indenture, dated as of August 24, 2020, among Booz Allen Hamilton, the 2028 Subsidiary Guarantors and the 2028 Trustee. The Senior Notes due 2028 are Booz Allen Hamilton’s senior unsecured obligations and rank equally in right of payment with all of Booz Allen Hamilton’s existing and future senior indebtedness and rank senior in right of payment to any of Booz Allen Hamilton’s future subordinated indebtedness.
Booz Allen Hamilton may redeem some or all of the Senior Notes due 2028 at any time prior to September 1, 2023, at a price equal to 100.00% of the principal amount of the Senior Notes due 2028 redeemed, plus accrued and unpaid interest, if any, to (but not including) the redemption date, plus an applicable “make-whole premium.” Booz Allen Hamilton may redeem the Senior Notes due 2028 at its option, in whole at any time or in part from time to time, upon certain required notice, (i) on and after September 1, 2023, at a price equal to 101.938% of the principal amount of the Senior Notes due 2028, (ii) on or after September 1, 2024, at a price equal to 100.969% of the principal amount of the Senior Notes due 2028, and (iii) on September 1, 2025 and thereafter, at a price equal to 100.00% of the principal amount of the Senior Notes due 2028, in each case, plus accrued and unpaid interest, if any, to (but not including) the applicable redemption date. In addition, at any time on or prior to September 1, 2023, Booz Allen Hamilton may redeem up to 40.00% of the original aggregate principal amount of the Senior Notes due 2028 with the net cash proceeds of certain equity offerings at a redemption price equal to 103.875% of the principal amount of the Senior Notes due 2028, plus accrued and unpaid interest, if any, to (but not including) the redemption date, provided that at least 50.00% of the original aggregate principal amount of the Senior Notes due 2028 remains outstanding after each such redemption; and provided, further, that the redemption occurs within 180 days after the date on which any such equity offering is consummated.
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

In connection with the Senior Notes obtaining investment grade ratings from Moody’s and S&P, certain negative covenants in the indentures governing the Senior Notes got suspended, and guarantees of the Senior Notes were released, in January 2023.
The following table summarizes required future debt repayments:

	Payments Due By March 31,
	Total	2024	2025	2026	2027	2028	Thereafter
Term Loan A	$1,629,375	$41,250	$61,875	$82,500	$82,500	$1,361,250	—
Senior Notes 2028	700,000	—	—	—	—	700,000	—
Senior Notes 2029	500,000	—	—	—	—	—	500,000
Interest on indebtedness	696,790	148,150	145,143	140,476	135,326	84,132	43,563
Total	$3,526,165	$189,400	$207,018	$222,976	$217,826	$2,145,382	$543,563
Interest expense on debt and debt-like instruments consisted of the following:

	Fiscal Year Ended March 31,
	2023	2022	2021
New Term Loan A	$63,463	$—	$—
Existing Term Loan A Loans	—	19,570	23,541
Existing Term Loan B Loans	5,186	7,207	7,787
Revolving Credit Facility	—	25	799
Senior Notes	47,125	42,902	23,476
Amortization of Debt Issuance Cost (DIC) and Original Issue Discount (OID) (1)	4,350	4,619	4,396
Interest Rate Swaps	(1,237)	17,535	20,558
Other	963	494	713
Total Interest Expense	$119,850	$92,352	$81,270
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
The following table summarizes the material terms of the Company’s outstanding interest rate swap derivative contracts as of March 31, 2023:

Swap #	Terms	Notional Amount	Effective Date	Maturity Date
1	Variable to Fixed	150,000	April 30, 2019	June 30, 2023
2	Variable to Fixed	200,000	April 30, 2019	June 30, 2024
3	Variable to Fixed	200,000	April 30, 2019	June 30, 2025
4	Variable to Fixed	150,000	June 30, 2023	June 30, 2026
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

Derivative instruments are recorded in the consolidated balance sheet on a gross basis at estimated fair value. As of March 31, 2023, $11.2 million, $3.5 million and $1.4 million were classified as other current assets, other long-term assets and other long-term liabilities, respectively, on the consolidated balance sheet. As of March 31, 2022, $4.1 million, $4.3 million and $39 thousand were classified as other long term assets, other current liabilities and other long-term liabilities, respectively, on the consolidated balance sheet.
For interest rate swaps designated as cash flow hedges, the changes in the fair value of derivatives is recorded in Accumulated Other Comprehensive Income (Loss), or AOCI, net of taxes, and is subsequently reclassified into interest expense, net in the period that the hedged forecasted interest payments are made on the Company's variable-rate debt. The effect of derivative instruments on the accompanying consolidated financial statements is as follows:

Derivatives in Cash Flow Hedging Relationships	Location of Gain or Loss Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in AOCI on Derivatives			Amount of Gain (Loss) Reclassified from AOCI into Income (1)
		Fiscal year ended March 31,			Fiscal year ended March 31,
		2023	2022	2021	2023	2022	2021
Interest rate swaps	Interest expense	$14,919	$20,352	$(2,071)	$1,237	$(17,535)	$(20,558)
(1) The reclassifications from accumulated other comprehensive gain (loss) to net income was reduced by taxes of $0.3 million, $4.6 million and $5.4 million, respectively, for fiscal 2023, 2022 and 2021.
Over the next 12 months, the Company estimates that $11.3 million will be reclassified as a decrease to interest expense. Cash flows associated with periodic settlements of interest rate swaps will be classified as operating activities in the consolidated statement of cash flows.
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
The Company’s total lease cost is recorded primarily within general and administrative expenses on the consolidated statement of operations and consisted of the following:

	Fiscal Year Ended March 31,
	2023	2022	2021
Operating lease cost	$68,620	$69,831	$68,702
Short-term lease cost	455	585	3,780
Variable lease cost	11,237	11,641	12,843
Total operating lease costs	$80,312	$82,057	$85,325

Future minimum operating lease payments for noncancelable operating leases as of March 31, 2023 are as follows:

For the Fiscal Year Ending March 31,	Operating Lease Payments
2024	$61,492
2025	71,386
2026	54,832
2027	32,796
2028	22,562
Thereafter	38,326
Total future lease payments	281,394
Less: imputed interest	(32,012)
Total lease liabilities	$249,382
Supplemental cash flow information related to leases was as follows:

	Fiscal Year Ended March 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$66,529	$76,100	$69,320
Operating lease liabilities arising from obtaining ROU assets (1)	16,517	41,206	52,454
(1) Includes all noncash increases and decreases arising from new or remeasured operating lease arrangements
Other information related to leases was as follows:

	March 31,
	2023	2022
Weighted average remaining lease term (in years)	4.6	5.0
Weighted average discount rate	4.7%	4.5%
13. Income Taxes
The components of income tax expense were as follows:

	Fiscal Year Ended March 31,
	2023	2022	2021
Current
U.S. Federal	$354,569	$232,844	$(227,309)
State and local	86,947	26,333	39,542
Foreign	9,120	8,486	9,250
Total current	450,636	267,663	(178,517)
Deferred
U.S. Federal	(300,494)	(146,581)	245,624
State and local	(50,318)	11,781	(13,626)
Foreign	(3,090)	4,603	—
Total deferred	(353,902)	(130,197)	231,998
Total	$96,734	$137,466	$53,481

A reconciliation of the provision for income tax to the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes for each of the three years ended March 31 is as follows:

	Fiscal Year Ended March 31,
	2023	2022	2021
Income tax expense computed at U.S. federal statutory rate	$77,269	$126,981	$139,112

Increases (reductions) resulting from:
State and local income taxes, net of federal tax	32,599	28,762	17,586
Foreign income taxes, net of federal tax	4,765	9,243	6,679
Non-deductible expenses, including non-deductible penalties	34,825	859	918
Re-measurement of current year losses under CARES Act	—	—	(76,767)
Excess tax benefits from stock-based compensation	(5,247)	(4,227)	(8,556)
Research and development and other federal credits	(33,159)	(34,080)	(30,313)
Executive compensation -162(m)	4,295	3,614	3,813
Foreign-Derived Intangible Income (FDII)	(15,869)	(9,115)	(4,536)
Changes in uncertain tax positions (including indirect effects)	(6,498)	16,938	6,793
Other	3,754	(1,509)	(1,248)
Income tax expense from operations	$96,734	$137,466	$53,481
For the fiscal 2021 tax year, the Company generated a tax loss for U.S. Federal and state tax purposes resulting from the treatment of costs associated with property, plant, and equipment. As a result of a provision in the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), the Company was allowed to carry this loss back to the five prior tax years (fiscal years 2016 to 2020). Accordingly, the Company recorded a long-term income tax receivable in fiscal 2021 (due to the uncertainty around expectations for the timing of refund receipt) which was largely offset by a corresponding deferred tax liability reflected within the property and equipment deferred tax liability in the Company's significant components of deferred income tax assets and liabilities. In October 2022, the Company received a partial federal tax refund of approximately $174.0 million plus interest for its carryback claim related to the above, which reduced the long-term income tax receivable on our Consolidated Balance Sheet as of March 31, 2023.
Tax Receivables and Payables
The Company has both income tax receivables and income tax payable on its consolidated balance sheet as follows:

	March 31,
	2023	2022
Current income tax receivable	$23,633	$47,142
Long term income tax receivable	$167,821	$341,738
Current income tax payable	$14,523	$34,324
Current income tax receivable represents previously made estimated payments that will be applied to the Company’s future U.S. federal and state tax returns. This amount is classified as prepaid expenses and other current assets on the consolidated balance sheet. Current income tax payable represents current liabilities associated with the Company’s current tax returns that the Company intends to file in fiscal 2024. This amount is classified as other current liabilities on the consolidated balance sheet.
The long-term income tax receivable primarily represents the amended U.S. federal return refund claims for research and development tax credits and the carryback claim for the fiscal 2021 net operating loss which is classified as other long-term assets on the consolidated balance sheet. The Company is currently under federal audit by the IRS for fiscal years 2016, 2017 and 2019-2021 and the receipt of our U.S federal return refund claims is contingent upon the completion of the ongoing IRS audits.

Deferred Taxes
The significant components of the Company’s deferred income tax assets and liabilities were as follows:

	March 31,
	2023	2022
Deferred income tax assets:
Accrued expenses	$146,945	$80,344
Deferred compensation	47,931	56,361
Stock-based compensation	11,628	9,783
Pension and postretirement benefits	28,585	30,797
Net operating loss and other carryforwards	16,984	44,118
Research and development expenditures and indirect effects	599,381	—
State tax credits	11,516	24,268
Operating lease liabilities	69,604	82,799
Other	9,100	2,501
Total gross deferred income tax assets	941,674	330,971
Less: Valuation allowance	(11,788)	(8,715)
Total net deferred income tax assets	929,886	322,256
Deferred income tax liabilities:
Unbilled receivables	(177,321)	(209,753)
Intangible assets	(88,858)	(56,657)
Property and equipment	(34,905)	(198,940)
Operating lease right-of-use assets	(48,939)	(59,401)
Other	(6,083)	(4,780)
Total deferred income tax liabilities	(356,106)	(529,531)
Net deferred income tax asset (liability)	$573,780	$(207,275)
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
As of March 31, 2023 and 2022, the Company had available federal, state, and foreign net operating loss (“NOL carryforwards”) of $13.7 million and $44.1 million, respectively, that may be applied against future taxable income. The federal net operating loss of $1.3 million is primarily attributable to an acquisition and will begin to expire in fiscal 2037. The state net operating loss of $6.3 million is primarily attributable to losses in jurisdictions in which the Company does not file a consolidated return. The foreign net operating loss of $6.1 million is primarily attributable to operations in jurisdictions where the Company has not historically been profitable. The Company recorded a partial valuation allowance against those federal, state and foreign net operating losses it believes will expire prior to utilization.
Uncertain Tax Positions
The Company maintains reserves for uncertain tax positions related to unrecognized income tax benefits. These reserves involve considerable judgment and estimation and are evaluated by management based on the best information available including changes in tax laws and other information. As of March 31, 2023, 2022, and 2021, the Company has recorded $552.3 million, $79.9 million, and $62.9 million, respectively, of reserves for uncertain tax positions which includes potential tax benefits of $91.1 million, $78.5 million, and $62.7 million, respectively, that, when recognized, impact the effective tax rate. As of March 31, 2023 and 2022, $3.0 million and $3.1 million, respectively, of the reserve is reflected as a reduction to deferred taxes and the remaining balance is recorded as a component of other long-term liabilities in the consolidated balance sheet.

A reconciliation of the beginning and ending amount of potential tax benefits for the periods presented is as follows:

	March 31,
	2023	2022	2021
Beginning of year	$78,519	$62,742	$55,221
Increases in prior year position	—	2,620	5,018
Increases in current year position	470,881	13,530	12,753
Decreases in prior year position	(1,328)	(373)	—
Settlements with taxing authorities	—	—	—
Lapse of statute of limitations	(187)	—	(10,250)
End of year	$547,885	$78,519	$62,742
During fiscal 2023, the Company recognized an increase in reserves for uncertain tax positions related to an increase in research and development tax credits available, as in prior years, and the required capitalization of research and development expenditures, which became effective in fiscal 2023. The unrecognized tax benefits related to the capitalization of research and development expenditures is offset by a deferred tax asset. The Company recognized accrued interest and penalties of $2.9 million, $1.7 million and $0.3 million for fiscal 2023, 2022, and 2021, respectively, related to the reserves for uncertain tax positions in the income tax provision. Included in the total reserve for uncertain tax positions are accrued penalties and interest of approximately $5.8 million, $2.9 million and $1.2 million at March 31, 2023, 2022, and 2021, respectively.
The Company is subject to taxation in the United States and various state and foreign jurisdictions. As of March 31, 2023, the Company's tax years ended March 31, 2016 and forward are open and subject to examination by the federal tax authorities. The other jurisdictions' currently open or under examination are not considered to be material.
The Company is currently contesting tax assessments from the District of Columbia Office of Tax and Revenue (“DC OTR”) for fiscal years 2013 through 2015. The assessment relates to $11.7 million of taxes, net of federal tax benefits, as of March 31, 2023.
During fiscal 2022, the Company received notification that the District of Columbia Office of Administrative Hearings ruled in favor of the DC OTR. The Company is currently appealing the decision with the District of Columbia Court of Appeals. The Company intends to continue to vigorously defend this matter. Oral arguments are expected to occur later in calendar year 2023.
The Company has taken similar tax positions with respect to subsequent fiscal years. As of March 31, 2023, the Company does not maintain reserves for any uncertain tax positions related to the contested tax benefits related to 2013 through 2015, nor does it maintain reserves for the similar tax positions taken in the subsequent fiscal years. Management continues to evaluate this position quarterly to determine if a change in estimate is needed. If an adverse final resolution were to occur with respect to uncertain tax positions related to the contested tax benefits or the similar tax positions taken for fiscal years 2013 through 2020, the total potential future tax expense that would arise would be approximately $40.2 million to $59.3 million, net of federal benefit.
Beginning in fiscal 2023, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years. This provision negatively impacted our fiscal 2023 cash from operations, but had an offsetting impact on the deferred tax asset. This change in deduction methodology is the primary driver of the increase in net cash taxes paid. Prospectively, the future impact of this provision will depend on if and when this provision is deferred, modified, or repealed by Congress, including if retroactively, any guidance issued by the Treasury Department regarding the identification of appropriate costs for capitalization, and the amount of future research and development expenses paid or incurred (among other factors). While the largest impact will be to fiscal 2023 cash from operations, the impact would continue over the five year amortization period, but would decrease over the period and be immaterial in year six.

14. Employee Benefit Plans
Defined Contribution Plan
The Company sponsors the Employees’ Capital Accumulation Plan, or ECAP, which is a qualified defined contribution plan that covers eligible U.S. and certain international employees. ECAP provides for distributions to participants by reason of retirement, death, disability, or termination of employment. The Company provides an annual matching contribution of up to 6% of eligible annual compensation. Total expense recognized under ECAP for fiscal 2023, 2022, and 2021 was $190.5 million, $176.8 million, and $166.3 million, respectively, and the Company-paid contributions were $185.7 million, $171.6 million, and $163.0 million, respectively.
Post Retirement Benefits
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
The components of net postretirement medical expense for the Officer Medical Plan were as follows:

	Fiscal Year Ended March 31,
	2023	2022	2021
Service cost	$6,117	$6,505	$5,657
Interest cost	4,182	4,063	4,237
Total postretirement medical expense	$10,299	$10,568	$9,894
The service cost component of net periodic benefit cost is included in cost of revenue and general and administrative expenses, and the non-service cost components of net periodic benefit cost (interest cost and net actuarial loss) are included as part of other income (expense), net in the accompanying consolidated statements of operations.
The weighted-average discount rate used to determine the year-end benefit obligation for the Officer Medical Plan were 4.90%, 3.75% and 3.40% for fiscal 2023, 2022, and 2021, respectively.
Assumed healthcare cost trend rates for the Officer Medical Plan at March 31, 2023 and 2022 were as follows:

Pre-65 initial rate	2023	2022
Healthcare cost trend rate assumed for next year	6.60%	6.30%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2032	2031

Post-65 initial rate	2023	2022
Healthcare cost trend rate assumed for next year	6.80%	6.45%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2032	2031
The changes in the benefit obligation, plan assets, and funded status of the Officer Medical Plan were as follows:

	Fiscal Year Ended March 31,
	2023	2022	2021
Benefit obligation, beginning of the year	$113,505	$121,518	$119,609
Service cost	6,117	6,505	5,657
Interest cost	4,182	4,063	4,237
Net actuarial gain	(14,288)	(13,563)	(3,466)
Benefits paid	(3,931)	(5,018)	(4,519)
Benefit obligation, end of the year	$105,585	$113,505	$121,518

The net actuarial gain related to the benefit obligation in fiscal 2023 was primarily due to a favorable change from using an amounts-weighted to a headcount-weighted mortality table and increases in discount rates, partially offset by updates to estimated medical costs and the outlook of higher future medical inflation. The net actuarial gain related to the benefit obligation in fiscal 2022 was primarily due to favorable changes in estimated medical costs and increases in discount rates, partially offset by updates to demographic assumptions and outlook of higher future medical inflation. The net actuarial gain related to the benefit obligation in fiscal 2021 was primarily due to a favorable medical cost experience, partially offset by the unfavorable impact from declines in discount rates as of March 31, 2021.

	Fiscal Year Ended March 31,
Changes in plan assets	2023	2022	2021
Fair value of plan assets, beginning of the year	$—	$—	$—
Employer contributions	3,931	5,018	4,519
Benefits paid	(3,931)	(5,018)	(4,519)
Fair value of plan assets, end of the year	$—	$—	$—
As of March 31, 2023 and 2022, the unfunded status of the Officer Medical Plan was $105.6 million and $113.5 million, respectively, which is included in other long-term liabilities in the accompanying consolidated balance sheets.
The expected future medical benefit payments and related contributions are as follows:

For the Fiscal Year Ending March 31,
2024	$4,397
2025	4,655
2026	5,054
2027	5,365
2028	5,770
2029 - 2033	33,899
Total	$59,140
15. Accumulated Other Comprehensive Income
All amounts recorded in other comprehensive loss are related to the Company's post-retirement plans and interest rate swaps designated as cash flow hedges. The following table shows the changes in accumulated other comprehensive loss, net of tax:

	Fiscal Year Ended March 31, 2023
	Post-retirement plans	Derivatives designated as cash flow hedges	Total
Beginning of year	$8,811	$(226)	$8,585
Other comprehensive income before reclassifications (1)	10,644	11,021	21,665
Amounts reclassified from accumulated other comprehensive income	(5)	(912)	(917)
Net current-period other comprehensive income	10,639	10,109	20,748
End of year	$19,450	$9,883	$29,333
(1) Changes in other comprehensive income before reclassification for post-retirement plans and derivatives designated as cash flow hedges are recorded net of tax benefit of $3.8 million and $3.9 million, respectively, for the fiscal year ended March 31, 2023.

	Fiscal Year Ended March 31, 2022
	Post-retirement plans	Derivatives designated as cash flow hedges	Total
Beginning of year	$(1,562)	$(28,209)	$(29,771)
Other comprehensive income before reclassifications (2)	10,294	15,032	25,326
Amounts reclassified from accumulated other comprehensive income	79	12,951	13,030
Net current-period other comprehensive income	10,373	27,983	38,356
End of year	$8,811	$(226)	$8,585
(2) Changes in other comprehensive income before reclassification for post-retirement plans and derivatives designated as cash flow hedges are recorded net of tax benefit of $3.6 million and $5.3 million, respectively, for the fiscal year ended March 31, 2022.

	Fiscal Year Ended March 31, 2021
	Post-retirement plans	Derivatives designated as cash flow hedges	Total
Beginning of year	$(4,127)	$(41,874)	$(46,001)
Other comprehensive income (loss) before reclassifications (3)	2,481	(1,529)	952
Amounts reclassified from accumulated other comprehensive loss	84	15,194	15,278
Net current-period other comprehensive income (loss)	2,565	13,665	16,230
End of year	$(1,562)	$(28,209)	$(29,771)
(3) Changes in other comprehensive income (loss) before reclassification for post-retirement plans and derivatives designated as cash flow hedges are recorded net of tax benefit of $0.9 million and $0.5 million, respectively, for the fiscal year ended March 31, 2021.
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
Share Repurchase Program
On December 21, 2011, the Board of Directors adopted a share repurchase program, which was most recently increased by $400.0 million to $2,560.0 million on July 27, 2022. A special committee of the Board of Directors evaluates market conditions and other relevant factors and initiates repurchases under the program from time to time. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. During fiscal 2023, the Company purchased 2.1 million shares of Class A Common Stock in a series of open market transactions for $196.2 million. During fiscal 2022, the Company purchased 4.7 million shares of Class A Common Stock in a series of open market transactions for $389.9 million. As of March 31, 2023, the Company had $855.9 million remaining under the share repurchase program.

Dividends
The following table summarizes the cash distributions recognized in the consolidated statement of cash flows:

	Fiscal Year Ended March 31,
	2023	2022	2021
Recurring dividends (1)	$235,726	$209,057	$181,066
(1) Amounts represent recurring quarterly dividends that were declared and paid for during each quarter of fiscal 2023, 2022, and 2021.
17. Stock-based Compensation
The following table summarizes stock-based compensation expense recognized in the consolidated statements of operations:

	Fiscal Year Ended March 31,
	2023	2022	2021
Cost of revenue	$43,378	$36,836	$27,682
General and administrative expenses	36,894	32,948	32,162
Total	$80,272	$69,784	$59,844
The following table summarizes the total stock-based compensation expense recognized in the consolidated statements of operations by the following types of equity awards, including stock options, time-based and performance-based restricted stock awards. Compensation expense for performance-based awards is estimated at each reporting date using management's expectation of the probable achievement of the specified performance criteria of each tranche during the respective performance periods:

	Fiscal Year Ended March 31,
	2023	2022	2021
Equity Incentive Plan Options	$2,550	$1,793	$2,625
Restricted Stock and Other Awards	77,722	67,991	57,219
Total	$80,272	$69,784	$59,844
As of March 31, 2023 and 2022, there was $50.9 million and $48.9 million, respectively, of total unrecognized compensation cost related to unvested stock-based compensation agreements. The unrecognized compensation cost as of March 31, 2023 is expected to be fully amortized over the next 4.6 years. Absent the effect of forfeiture or acceleration of stock compensation cost for any departures of employees, the following tables summarize the unrecognized compensation cost, the weighted average period the cost is expected to be amortized, and the estimated annual compensation cost for the future periods indicated below (excludes any future award):

	Unrecognized Compensation Cost		Weighted Average Remaining Period to be Recognized
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Equity Incentive Plan Options	$3,495	$2,359	3.7	3.2
Restricted Stock and Other Awards	47,451	46,528	1.8	1.7
Total	$50,946	$48,887

	Total Unrecognized Compensation Cost
	Total	2024	2025	2026	2027	2028
Equity Incentive Plan Options	$3,495	$1,731	$997	$528	$222	$17
Restricted Stock and Other Awards	47,451	31,669	15,013	769	—	—
Total	$50,946	$33,400	$16,010	$1,297	$222	$17

Equity Incentive Plan
Awards under the Company's Equity Incentive Plan, or EIP, may be made in the form of stock options; stock purchase rights; restricted stock; restricted stock units; performance shares; performance units; stock appreciation rights; deferred share units; dividend equivalents; and other stock-based awards. As of March 31, 2023 and 2022, there were 7.7 million and 8.6 million shares, respectively, available for future grant under the EIP.
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
During fiscal 2023 and 2022, the Company granted 0.3 million and 0.1 million options under the EIP, with an aggregate grant date fair value of $4.4 million and $1.6 million, respectively. The total fair value of EIP options vested during both fiscal 2023 and 2022 were $2.4 million. The total intrinsic value of EIP options exercised during fiscal 2023 and 2022 was $19.1 million and $11.4 million, respectively.
As of March 31, 2023 and 2022, 0.4 million and 0.3 million options were unvested under the EIP, with a weighted average grant date fair value of $15.61 and $12.73, respectively. There were 1.1 million and 1.3 million EIP options outstanding as of March 31, 2023 and 2022, with a weighted average exercise price of $60.55 and $49.34, respectively.
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

Grants of Class A Restricted Common Stock and Restricted Stock Units
During fiscal 2023, the Board of Directors granted an aggregate of 1.2 million Restricted Stock Units with service-based and performance-based vesting conditions to existing officers, vice presidents, and other employees and non-employees of the Company, as well as to newly promoted and hired partners and vice presidents. The awards will vest based on the applicable vesting period for the specific award subject to the employees' continued employment with the Company. The Board of Directors also granted Class A Restricted Common Stock to members of the Board of Directors during fiscal 2023. These awards generally vest over one year.
The aggregate fair value of all awards issued during fiscal 2023 was $102.1 million and will be recognized in the accompanying consolidated statements of operations over the applicable vesting period of the awards. The total fair value of restricted stock shares vested during fiscal 2023 and 2022 was $70.2 million and $59.6 million, respectively.
As permitted under the terms of the EIP, the Compensation, Culture and People Committee, as Administrator of the Plan, authorized the withholding of taxes not to exceed the minimum statutory withholding amount, through the surrender of shares of Class A Common Stock issuable upon the vesting or accelerated vesting of Restricted Stock. As a result of these transactions, the Company repurchased 0.3 million shares and recorded them as treasury shares at a total cost of $28.2 million in fiscal 2023.
The following table summarizes unvested restricted stock activity for the periods presented:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Restricted Stock Awards
Unvested at March 31, 2022	1,064,260	$79.29
Granted	1,184,107	86.20
Vested	903,523	77.68
Forfeited	160,257	82.96
Unvested at March 31, 2023	1,184,587	$87.08
Employee Stock Purchase Plan
The Company offers a tax qualified Employee Stock Purchase Plan, or ESPP, which is designed to enable eligible employees to periodically purchase shares of the Class A Common Stock at a five percent discount from the fair market value of the Class A Common Stock. The ESPP provides for quarterly offering periods. For the year ended March 31, 2023, 0.3 million shares of Class A Common Stock were purchased by employees under the ESPP. Since the program's inception, 3.5 million shares have been purchased by employees of the total 10.0 million shares available.
18. Fair Value Measurements
The financial instruments measured at fair value in the accompanying consolidated balance sheets consist of the following:

	Recurring Fair Value Measurements as of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Current derivative instruments (2)	$—	$11,245	$—	$11,245
Long-term derivative instruments (2)	—	3,530	—	3,530
Long term deferred compensation plan asset (1)	20,090	—	—	20,090
Total Assets	$20,090	$14,775	$—	$34,865
Liabilities:
Long-term derivative instruments (2)	—	1,369	—	1,369
Long term deferred compensation plan liability (1)	20,090	—	—	20,090
Total Liabilities	$20,090	$1,369	$—	$21,459

	Recurring Fair Value Measurements as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Long term deferred compensation plan asset (1)	$16,512	$—	$—	$16,512
Long-term derivative instruments (2)	—	4,088	—	4,088
Total Assets	$16,512	$4,088	$—	$20,600
Liabilities:
Current derivative instruments (2)	$—	$4,324	$—	$4,324
Long-term derivative instruments (2)	—	39	—	39
Long term deferred compensation plan liability (1)	16,512	—	—	16,512
Total liabilities	$16,512	$4,363	$—	$20,875
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
(2) The Company’s interest rate swaps are considered over-the-counter derivatives and fair value is estimated based on the present value of future cash flows using a model-derived valuation that uses Level 2 observable inputs such as interest rate yield curves. See Note 11, “Derivatives,” to the consolidated financial statements for further discussion on the Company’s derivative instruments designated as cash flow hedges.
We did not have any material items that were measured at fair value on a non-recurring basis as of March 31, 2023, with the exception of the assets and liabilities acquired through our acquisitions (see Note 5, “Acquisitions and Divestitures,” to the consolidated financial statements).
The fair value of the Company's cash and cash equivalents, which are Level 1 inputs, approximated its carrying values at March 31, 2023 and 2022. The Company’s cash and cash equivalent balances presented on the accompanying Consolidated Balance Sheets include $237.8 million and $4.3 million of marketable securities in money market funds as of March 31, 2023 and 2022, respectively.
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

	March 31, 2023		March 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
New Term Loan A	$1,629,375	$1,600,861	$—	$—
Existing Term Loan A Loans	—	—	1,241,398	1,218,122
Existing Term Loan B Loans	—	—	380,321	379,461
3.88% Senior Notes due 2028	700,000	638,540	700,000	676,228
4.00% Senior Notes due 2029	500,000	451,930	500,000	488,335
19. Related Party Transactions
Two of our directors served on the board of directors of a subcontractor to which the Company subcontracted $70.0 million and $85.9 million of services for fiscal 2022 and 2021, respectively. The subcontractor was acquired by another company in August 2021, at which point the two directors ceased to serve on the board of directors.

20. Commitments and Contingencies
Letters of Credit and Third-Party Guarantees
As of March 31, 2023 and 2022, the Company was contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that totaled $6.1 million and $8.4 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At March 31, 2023 and 2022, approximately $1.3 million and $1.0 million of these instruments reduce the available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $7.5 million facility of which $2.7 million was available to the Company at March 31, 2023. In fiscal 2022, the remainder was guaranteed under a separate $20.0 million facility of which $12.6 million was available to the Company at March 31, 2022.
Government Contracting Matters - Provision for Claimed Indirect Costs
For each of the fiscal years 2023, 2022, and 2021, approximately 97% of the Company’s revenue was generated from contracts where the end user was an agency or department of the U.S. government, including contracts where the Company performed either as a prime contractor or subcontractor, and regardless of the geographic location in which the work was performed. U.S. government contracts and subcontracts are subject to extensive legal and regulatory requirements. From time to time and in the ordinary course of business, agencies of the U.S. government, including the Defense Contract Audit Agency (“DCAA”), audit the Company’s claimed indirect costs and conduct inquiries and investigations of our business practices with respect to government contracts to determine whether the Company's operations are conducted in accordance with these requirements and the terms of the relevant contracts. Management believes it has recorded the appropriate provision for claimed indirect costs for any audit, inquiry, or investigation of which it is aware that may be subject to any reductions and/or penalties. As of March 31, 2023 and 2022, the Company had recorded liabilities of approximately $326.7 million and $290.4 million, respectively, for estimated adjustments to claimed indirect costs based on its historical DCAA audit results, including the final resolution of such audits with the Defense Contract Management Agency, for claimed indirect costs incurred subsequent to fiscal 2011, and for contracts not yet closed that are subject to audit and final resolution.
Litigation
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government, which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of March 31, 2023 and 2022, there were no material amounts accrued in the consolidated financial statements related to these proceedings.

On June 7, 2017, Booz Allen Hamilton was informed that the U.S. Department of Justice (“DOJ”) is conducting a civil and criminal investigation of the Company. In connection with the investigation, the DOJ has requested information from the Company relating to certain elements of the Company’s cost accounting and indirect cost charging practices with the U.S. government. Since learning of the investigation, the Company has engaged a law firm experienced in these matters to represent the Company in connection with this matter and respond to the government's requests. As is commonly the case with this type of matter, the Company has also been in contact with other regulatory agencies and bodies, including the SEC, which notified the Company that it is conducting an investigation that the Company believes relates to the matters that are also the subject of the DOJ's investigation. The Company may receive additional regulatory or governmental inquiries related to the matters that are the subject of the DOJ's investigation. On May 12, 2021, the Company was informed that the DOJ has closed its criminal investigation. In accordance with the Company's practice, the Company continues to cooperate with all relevant government parties and believes that it has meritorious defenses to the concerns raised by the DOJ. In order to explore whether a negotiated resolution is possible, the Company is engaged in settlement discussions with the DOJ. In connection with these settlement discussions, the Company recorded a $226.0 million increase to its reserve for this matter in the fourth quarter of fiscal 2023 as a component of general and administrative expenses in our consolidated statements of operations, which brings the Company’s total reserve for this matter to $350.0 million. The Company believes that the range of reasonably possible loss in connection with the DOJ’s investigation, which investigation covers the period from April 1, 2011 through March 31, 2021, is between $350 million and $378 million, inclusive of the probable amount recorded in our consolidated financial statements. There can be no assurance that any settlement will be achieved and, if a settlement is achieved, what the final terms or ultimate total dollar amount will be of any such settlement. In the event that a settlement is achieved, the Company would not admit any liability, and the Company would be settling in order to avoid the delay, uncertainty, and expense of protracted litigation. Changes in the reserve may be required in future periods as discussions with the DOJ continue and additional information becomes available. The total cost associated with these matters will depend on many factors, including the duration of these matters and any related findings. Any settlement that is achieved or any adverse outcome in any litigation that is brought could have a material adverse impact on our financial condition and results of operations.
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
22. Subsequent Events
On May 26, 2023, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.47 per share. Payment of the dividend will be made on June 30, 2023 to stockholders of record at the close of business on June 15, 2023.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective as of March 31, 2023.
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
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2023. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 framework). Based on this assessment, management has concluded that, as of March 31, 2023, our internal control over financial reporting was effective.
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Booz Allen Hamilton Holding Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Booz Allen Hamilton Holding Corporation’s internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Booz Allen Hamilton Holding Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2023, and the related notes and our report dated May 26, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tysons, Virginia
May 26, 2023

Item 9B.    Other Information.
On May 23, 2023, the Company’s Compensation, Culture and People Committee approved for fiscal 2024 increases in the compensation of Horacio D. Rozanski, the Company’s President and Chief Executive Officer. Effective for fiscal 2024, Mr. Rozanski’s target annual cash bonus value will be increased from $1.5 million to $2.0 million, and his target annual equity grant value will be increased from $8.5 million to $10.0 million. Mr. Rozanski’s base salary will remain the same. The increase in target annual equity grant value has been granted in the form of time-based restricted stock units.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Information related to our directors is set forth under the caption “Election of Directors” of our Proxy Statement for our Annual Meeting of Stockholders scheduled for July 26, 2023 (the “2023 Proxy Statement”). Such information is incorporated herein by reference.
Information relating to our Executive Officers is included in Part I of this Annual Report under the caption “Information about our Executive Officers.”
Information relating to compliance with Section 16(a) of the Exchange Act, to the extent required, is set forth in our 2023 Proxy Statement. Such information is incorporated herein by reference.
Information related to our code of ethics is set forth under the caption “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2023 Proxy Statement. Such information is incorporated herein by reference.
Information relating to the Audit Committee and Board of Directors determinations concerning whether a member of the Audit Committee is a “financial expert” as that term is defined under Item 407(d)(5) of Regulation S-K is set forth under the caption “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2023 Proxy Statement. Such information is incorporated herein by reference.
Item 11.    Executive Compensation.
Information relating to this item is set forth under the captions “Compensation Discussion and Analysis,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” of our 2023 Proxy Statement. Such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plans
The following table presents information concerning the securities authorized for issuance pursuant to our equity compensation plans as of March 31, 2023:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by securityholders	2,311,233	(1)	$60.55	7,655,705
Equity compensation plans not approved by securityholders	—		N/A	—
Total	2,311,233	(1)	$60.55	7,655,705
(1)Column (a) includes: 1,172,273 shares that have been granted as restricted stock units (RSUs) and 1,138,960 shares granted as options under our equity compensation plans. The weighted average price in column (b) does not take into account shares issued pursuant to RSUs.
Information relating to the security ownership of certain beneficial owners and management is included in our 2023 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
Information relating to this item is set forth under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2023 Proxy Statement. Such information is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services.
Information relating to this item is set forth under the caption “Independent Registered Public Accounting Firm Fees” of our 2023 Proxy Statement. Such information is incorporated herein by reference.
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

2.1
Membership Interest Purchase Agreement, dated May 3, 2021, among (i) Booz Allen Hamilton Inc., (ii) Liberty IT Solutions, LLC, (iii) William Greene, Christopher Bickell, and Jeff Denniston, and (iv) Southpaw Representative, LLC, in its capacity as Members' Representative (Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on May 4, 2021 (File No. 001-34972))

3.1
Sixth Amended and Restated Certificate of Incorporation of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 2, 2022 (File No. 001-34972))

3.2
Sixth Amended and Restated Bylaws of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on August 2, 2022 (File No. 001-34972))

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

4.8	Form of 4.000% Senior Note due 2029 (included as Exhibit A to Exhibit 4.5 hereof)

4.9	Form of 3.875% Senior Note due 2028 (included as Exhibit A to Exhibit 4.2 hereof)

4.10	Description of Capital Stock*

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

10.4†	Form of Booz Allen Hamilton Inc. Named Executive Officer Retirement Letter*

10.5†	Officer’s Comprehensive Medical and Dental Choice Plans (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report for the year ended March 31, 2018 on Form 10-K (File No. 001-34972))

10.6†
Retired Officer’s Comprehensive Medical and Dental Choice Plans (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report for the year ended March 31, 2018 on Form 10-K (File No. 001-34972))

10.7†	Group Variable Universal Life Insurance (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report for the year ended March 31, 2015 on Form 10-K (File No. 001-34972))

10.8†	Group Personal Excess Liability Insurance*

10.9†	Officer Annual Performance Bonus Policy (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report for the year ended March 31, 2018 on Form 10-K (File No. 001-34972))

10.10†
Form of Booz Allen Hamilton Holding Corporation Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.11†	Officer Transition Policy (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report for the year ended March 31, 2018 on Form 10-K (File No. 001-34972))

10.12
Credit Agreement among Booz Allen Hamilton Inc., as the Borrower, the several lenders from time to time parties thereto, Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Lender, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Barclays Bank PLC, Citigroup Global Markets Inc., HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc. and Sumimoto Mitsui Banking Corporation, as Joint Bookrunners, Credit Suisse Securities (USA) LLC, as Syndication Agent, Barclays Bank PLC, Citigroup Global Markets Inc., HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc., Sumimoto Mitsui Banking Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents, dated as of July 31, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2012 (File No. 001-34972))

10.13
Guarantee and Collateral Agreement, among Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Inc., ASE, Inc. and Booz Allen Hamilton International, Inc., in favor of Bank of America, N.A., as Collateral Agent, dated as of July 31, 2012 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 1, 2012 (File No. 001-34972))

10.14
First Amendment to Credit Agreement, dated as of August 16, 2013, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC, SDI Technology Corporation, and Booz Allen Hamilton International, Inc., as Guarantors,, Bank of America, N.A., as Administrative Agent, Collateral Agent and New Refinancing Tranche B Term Lender, and the other Lenders and financial institutions from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 20, 2013 (File No. 001-34972))

10.15
Second Amendment to Credit Agreement, dated as of May 7, 2014, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC, SDI Technology Corporation, ASE, Inc. and Booz Allen Hamilton International, Inc., as Guarantors, Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Lender, and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2014 (File No. 001-34972))

10.16
Third Amendment to Credit Agreement, dated as of July 13, 2016, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC, SDI Technology Corporation, ASE, Inc. and Booz Allen Hamilton International, Inc., as Guarantors, Bank of America, N.A., as Administrative Agent, Collateral Agent and New Refinancing Tranche B Term Lender, and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 18, 2016 (File No. 001-34972))

10.17
Fourth Amendment to Credit Agreement, dated as of February 6, 2017, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC and SDI Technology Corporation, as Guarantors, Bank of America, N.A., as Administrative Agent, Collateral Agent and New Refinancing Tranche B Term Lender, and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2017 (File No. 001-34972))

10.18
Fifth Amendment to Credit Agreement, dated as of March 7, 2018, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC, SDI Technology Corporation, eGov Holdings, Inc. and Aquilent, Inc., as Guarantors, Bank of America, N.A., as Administrative Agent, Collateral Agent, Exchanging Lender and New Refinancing Tranche B Term Lender, and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 7, 2018 (File No. 001-34972))

10.19
Sixth Amendment to Credit Agreement, dated as of July 23, 2018, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC, SDI Technology Corporation, eGov Holdings, Inc. and Aquilent, Inc. as Guarantors, Bank of America, N.A., as Administrative Agent and Collateral Agent and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 24, 2018 (File No. 001-34972))

10.20
Seventh Amendment to the Credit Agreement, dated as of November 26, 2019, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC, SDI Technology Corporation, eGov Holdings, Inc. and Aquilent, Inc., as Guarantors, Bank of America, N.A., as Administrative Agent, Collateral Agent, Exchanging Lender and New Refinancing Tranche B Term Lender and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 26, 2019 (File No. 001-34972))

10.21
Eighth Amendment to Credit Agreement, dated as of June 24, 2021, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, eGov Holdings, Inc. and Aquilent, Inc., as Guarantors, Bank of America, N.A., as Administrative Agent and Collateral Agent and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2021 (File No. 001-34972))

10.22
Ninth Amendment to Credit Agreement, dated as of September 7, 2022, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, eGov Holdings, Inc., Aquilent, Inc. and Liberty IT Solutions, LLC, as Guarantors, Bank of America, N.A., as Administrative Agent and Collateral Agent and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2022 (File No. 001-34972))

10.23
Assumption Agreement, dated as of April 14, 2017, by eGov Holdings, Inc. and Aquilent, Inc. in favor of Bank of America, N.A., as collateral agent for the banks and other financial institutions or entities party to the Credit Agreement, as amended (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report for the period ended June 30, 2017 on Form 10-Q (File No. 001-34972))

10.24
Assumption Agreement, dated as of November 5, 2021, by Liberty IT Solutions, LLC, in favor of Bank of America, N.A., as collateral agent for the banks and other financial institutions or entities party to the Credit Agreement, as amended (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended December 31, 2021 on Form 10-Q (File No. 001-34972))

10.25†
Booz Allen Hamilton Inc. Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report for the period ended December 31, 2018 on Form 10-Q (File No. 001-34972))

10.26†
First Amendment to the Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended September 30, 2019 on Form 10-Q (File No. 001-34972))

10.27†
Form of Restricted Stock Unit Agreement under the Third Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.58 to the Company’s Annual Report for the year ended March 31, 2020 on Form 10-K (File No. 001-34972))

10.28†
Form of Stock Option Agreement under the Second Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report for the year ended March 31, 2017 on Form 10-K (File No. 001-34972))

10.29†
Form of Stock Option Agreement under the Second Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.59 to the Company’s Annual Report for the year ended March 31, 2019 on Form 10-K (File No. 001-34972))

10.30†
Form of Stock Option Agreement under the Third Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.61 to the Company's Annual Report for the year ended March 31, 2020 on Form 10-K (file No. 001-34972)

10.31†	Officer Perquisites Policy (Incorporated by reference to Exhibit 10.45 to the Company’s Annual Report for the year ended March 31, 2018 on Form 10-K (File No. 001-34972))

10.32†
Form of Performance Restricted Stock Unit Agreement under the Third Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report for the period ended September 30, 2020 on Form 10-Q (File No. 001-34972))

10.33†
Form of Restricted Stock Unit Agreement for Directors under the Third Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report for the period ended September 30, 2020 on Form 10-Q (File No. 001-34972))

10.34†
Form of Performance Restricted Stock Unit Agreement under the Third Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report for the period ended June 30, 2021 on Form 10-Q (File No. 001-34972))

10.35†
Form of Stock Option Agreement under the Third Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.65 to the Company’s Annual Report for the period ended March 31, 2022 on Form 10-K (File No. 001-34972))

10.36†
Form of Restricted Stock Unit Agreement under the Third Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.66 to the Company’s Annual Report for the period ended March 31, 2022 on Form 10-K (File No. 001-34972))

10.37†
Form of Performance Restricted Stock Unit Agreement under the Third Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.67 to the Company’s Annual Report for the period ended March 31, 2022 on Form 10-K (File No. 001-34972))

10.38†	Form of Restricted Stock Unit Agreement under the Third Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation*

10.39†	Form of Stock Option Agreement under the Third Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation*

10.40†	Form of Performance Restricted Stock Unit Agreement under the Third Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation*

21	Subsidiaries of the registrant*

23	Consent of Independent Registered Public Accounting Firm*

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)*

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)*

101	The following materials from Booz Allen Hamilton Holding Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2023 and 2022; (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2023, 2022 and 2021; (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2023, 2022 and 2021; (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2023, 2022 and 2021; (v) Consolidated Statements of Stockholders' Equity for the fiscal years ended March 31, 2023, 2022 and 2021; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

___________________________________
*    Filed electronically herewith.
†    Management contract or compensatory arrangement.

Item 16.    Form 10-K Summary.
    None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of May, 2023.

BOOZ ALLEN HAMILTON HOLDING CORPORATION (Registrant)

By:	/s/ Horacio D. Rozanski
Name: Horacio D. Rozanski
Title: President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Horacio D. Rozanski	President, Chief Executive Officer and Director (Principal Executive Officer)	May 26, 2023
Horacio D. Rozanski

/s/ Matthew A. Calderone	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 26, 2023
Matthew A. Calderone

/s/ Scott M. Murphy	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	May 26, 2023
Scott M. Murphy

/s/ Ralph W. Shrader	Chairman of the Board	May 26, 2023
Ralph W. Shrader

/s/ Joan Lordi C. Amble	Director	May 26, 2023
Joan Lordi C. Amble

/s/ Melody C. Barnes	Director	May 26, 2023
Melody C. Barnes

/s/ Michèle A. Flournoy	Director	May 26, 2023
Michèle A. Flournoy

/s/ Mark E. Gaumond	Director	May 26, 2023
Mark E. Gaumond

/s/ Ellen Jewett	Director	May 26, 2023
Ellen Jewett

/s/ Arthur E. Johnson	Director	May 26, 2023
Arthur E. Johnson

/s/ Gretchen W. McClain	Director	May 26, 2023
Gretchen W. McClain

/s/ Rory P. Read	Director	May 26, 2023
Rory P. Read

/s/ Charles O. Rossotti	Director	May 26, 2023
Charles O. Rossotti