Form 10-Q
period 2023-06-30
Booz Allen Hamilton Holding Corp
filed 2023-07-28
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of 7/24/2023
Class A Common Stock	131,043,378

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	June 30, 2023	March 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$209,640	$404,862
Accounts receivable, net	2,099,966	1,774,830
Prepaid expenses and other current assets	98,150	108,366
Total current assets	2,407,756	2,288,058
Property and equipment, net of accumulated depreciation	183,316	195,186
Operating lease right-of-use assets	183,127	187,798
Intangible assets, net of accumulated amortization	657,780	685,615
Goodwill	2,343,789	2,338,399
Deferred tax assets	696,602	573,780
Other long-term assets	293,947	281,816
Total assets	$6,766,317	$6,550,652
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$116,250	$41,250
Accounts payable and other accrued expenses	1,391,029	1,316,640
Accrued compensation and benefits	372,506	445,205
Operating lease liabilities	46,281	51,238
Other current liabilities	66,389	42,721
Total current liabilities	1,992,455	1,897,054
Long-term debt, net of current portion	2,761,333	2,770,895
Operating lease liabilities, net of current portion	195,473	198,144
Income tax reserves	654,341	552,623
Other long-term liabilities	145,644	139,934
Total liabilities	5,749,246	5,558,650
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, Class A - $0.01 par value - authorized, 600,000,000 shares; issued, 166,521,283 shares at June 30, 2023 and 165,872,332 shares at March 31, 2023; outstanding, 131,116,370 shares at June 30, 2023 and 131,637,588 shares at March 31, 2023	1,665	1,659
Treasury stock, at cost — 35,404,913 shares at June 30, 2023 and 34,234,744 shares at March 31, 2023	(1,972,886)	(1,859,905)
Additional paid-in capital	805,240	769,460
Retained earnings	2,150,361	2,051,455
Accumulated other comprehensive income	32,691	29,333
Total stockholders’ equity	1,017,071	992,002
Total liabilities and stockholders’ equity	$6,766,317	$6,550,652

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended June 30,
	2023	2022
Revenue	$2,654,486	$2,249,600
Operating costs and expenses:
Cost of revenue	1,251,916	1,074,973
Billable expenses	812,304	674,266
General and administrative expenses	314,001	253,064
Depreciation and amortization	41,847	40,102
Total operating costs and expenses	2,420,068	2,042,405
Operating income	234,418	207,195
Interest expense	(35,474)	(24,655)
Other income (expense), net	1,924	(2,958)
Income before income taxes	200,868	179,582
Income tax expense	39,480	41,489
Net income	161,388	138,093
Net loss attributable to non-controlling interest	—	191
Net income attributable to common stockholders	$161,388	$138,284
Earnings per common share (Note 4):
Basic	$1.22	$1.04
Diluted	$1.22	$1.03
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Amounts in thousands)

	Three Months Ended June 30,
	2023	2022
Net income	$161,388	$138,093
Other comprehensive income, net of tax:
Change in unrealized gain on derivatives designated as cash flow hedges	3,741	5,759
Change in postretirement plan costs	(383)	(2)
Total other comprehensive income, net of tax	3,358	5,757
Comprehensive income	164,746	143,850
Comprehensive loss attributable to non-controlling interest	—	191
Comprehensive income attributable to common stockholders	$164,746	$144,041

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in thousands)	Three Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$161,388	$138,093
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	41,847	40,102
Noncash lease expense	13,610	13,787
Stock-based compensation expense	17,685	13,696
Amortization of debt issuance costs	1,027	1,161
Net losses on dispositions, and other	1,208	1,293
Changes in assets and liabilities:
Accounts receivable, net	(325,363)	(205,387)
Deferred income taxes and income taxes receivable / payable	31,509	34,802
Prepaid expenses and other current and long-term assets	(10,217)	(11,241)
Accrued compensation and benefits	(56,738)	(61,039)
Accounts payable and other accrued expenses	74,389	(4,287)
Other current and long-term liabilities	(21,877)	(6,614)
Net cash used in operating activities	(71,532)	(45,634)
Cash flows from investing activities
Purchases of property, equipment, and software	(10,488)	(13,734)
Payments for business acquisitions and dispositions	(406)	—
Payments for cost method investments	(4,160)	—
Net cash used in investing activities	(15,054)	(13,734)
Cash flows from financing activities
Proceeds from issuance of common stock	6,925	6,081
Stock option exercises	11,176	4,596
Repurchases of common stock	(128,390)	(73,397)
Cash dividends paid	(63,034)	(58,899)
Repayments on revolving credit facility, term loans, and Senior Notes	(10,313)	(17,095)
Proceeds from revolving credit facility	75,000	—
Net cash used in financing activities	(108,636)	(138,714)
Net decrease in cash and cash equivalents	(195,222)	(198,082)
Cash and cash equivalents––beginning of period	404,862	695,910
Cash and cash equivalents––end of period	$209,640	$497,828
Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$26,091	$8,735
Income taxes	$2,868	$2,952
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands, except share data)	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2023	165,872,332	$1,659	(34,234,744)	$(1,859,905)	$769,460	$2,051,455	$29,333	$—	$992,002
Issuance of common stock	396,569	4	—	—	6,921	—	—	—	6,925
Stock options exercised	252,382	2	—	—	11,174	—	—	—	11,176
Repurchase of common stock (1)	—	—	(1,170,169)	(112,981)	—	—	—	—	(112,981)
Net income	—	—	—	—	—	161,388	—	—	161,388
Other comprehensive income, net of tax	—	—	—	—	—	—	3,358	—	3,358
Dividends declared of $0.47 per share of common stock	—	—	—	—	—	(62,482)	—	—	(62,482)
Stock-based compensation expense	—	—	—	—	17,685	—	—	—	17,685
Balance at June 30, 2023	166,521,283	$1,665	(35,404,913)	$(1,972,886)	$805,240	$2,150,361	$32,691	$—	$1,017,071

Balance at March 31, 2022	164,372,545	$1,646	(31,788,197)	$(1,635,454)	$656,222	$2,015,071	$8,585	$651	$1,046,721
Issuance of common stock	385,009	3	—	—	6,078	—	—	—	6,081
Stock options exercised	143,325	1	—	—	4,595	—	—	—	4,596
Repurchase of common stock (2)	—	—	(689,304)	(57,558)	—	—	—	—	(57,558)
Net income	—	—	—	—	—	138,284	—	(191)	138,093
Other comprehensive income, net of tax	—	—	—	—	—	—	5,757	—	5,757
Dividends declared of $0.43 per share of common stock	—	—	—	—	—	(58,262)	—	—	(58,262)
Stock-based compensation expense	—	—	—	—	13,696		—	—	13,696
Contribution to non-controlling interest	—	—	—	—	(959)	—	—	959	—
Balance at June 30, 2022	164,900,879	$1,650	(32,477,501)	$(1,693,012)	$679,632	$2,095,093	$14,342	$1,419	$1,099,124

(1) During the three months ended June 30, 2023, the Company purchased 1.0 million shares of the Company’s Class A Common Stock in a series of open market transactions for $100.1 million. Additionally, the Company repurchased shares for $12.4 million during the three months ended June 30, 2023 to cover the minimum statutory withholding taxes on restricted stock units that vested on various dates during the period.
(2) During the three months ended June 30, 2022, the Company purchased 0.6 million shares of the Company’s Class A Common Stock in a series of open market transactions for $46.9 million. Additionally, the Company repurchased shares for $10.6 million during the three months ended June 30, 2022 to cover the minimum statutory withholding taxes on restricted stock units that vested on various dates during the period.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
1. Business Overview
Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or the Company, we, us, and our, was incorporated in Delaware in May 2008. The Company provides management and technology consulting, analytics, engineering, digital solutions, mission operations, and cyber services to U.S. and international governments, major corporations, and not-for-profit organizations. The Company reports operating results and financial data in one reportable segment. The Company is headquartered in McLean, Virginia, with approximately 32,600 employees as of June 30, 2023.
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the information contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2023. The interim period unaudited condensed consolidated financial statements are presented as described below. Certain information and disclosures normally required for annual financial statements have been condensed or omitted pursuant to GAAP and SEC rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation of the results of the interim periods presented have been included. The Company’s fiscal year ends on March 31 and, unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31. The results of operations for the three months ended June 30, 2023 are not necessarily indicative of results to be expected for the full fiscal year.
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
Recently Adopted Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“Topic 848”). The guidance is intended to provide relief for entities impacted by reference rate reform. Topic 848 contains provisions and optional accounting expedients designed to simplify requirements around the designation of hedging relationships, probability assessments of hedged forecasted transactions, and accounting for modifications of contracts that refer to the London Interbank Offered Rate (“LIBOR”) or other rates affected by reference rate reform. The guidance is elective and is effective on the date of issuance. Topic 848 is applied prospectively to contract modifications and as of the effective date for existing and new eligible hedging relationships. During the first quarter of fiscal 2024, the Company modified its interest rate swap agreements to transition from LIBOR-indexed to term SOFR-indexed periodic swap payments to align with interest payments in connection with its term SOFR-indexed debt. As such, the Company elected the optional expedients under Topic 848 which allows the cash flow hedge to continue being recognized under hedge accounting without de-designation upon a change in critical terms affected by the reference rate reform. The adoption of this guidance did not have a material impact on the condensed consolidated financial statements and disclosures.
Recent Accounting Pronouncements Not Yet Adopted
Accounting and reporting pronouncements effective after June 30, 2023 and issued through the filing date are not expected to have a material impact on the Company's condensed consolidated financial statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
3. Revenue
The Company's revenues from contracts with customers (clients) are derived from offerings that include management and technology consulting services, analytics, digital solutions, engineering, mission operations, and cyber services, substantially all with the U.S. government and its agencies and, to a lesser extent, subcontractors. The Company also serves foreign governments, as well as domestic and international commercial clients. The Company performs and generates revenue under three basic types of contracts, which include cost-reimbursable contracts, time-and-materials contracts, and fixed-price contracts.
Contract Estimates
We recognize revenue for many of our contracts under a contract cost-based input method and require an Estimate-at-Completion (“EAC”) process, which management uses to review and monitor the progress towards the completion of our performance obligations. Under this process, management considers various inputs and assumptions related to the EAC, including, but not limited to, progress towards completion, labor costs and productivity, material and subcontractor costs, and identified risks. Estimating the total cost at the completion of our performance obligations is subjective and requires management to make assumptions about future activity and cost drivers under the contract. Changes in these estimates can occur for a variety of reasons and, if significant, may impact the profitability of the Company’s contracts. Changes in estimates related to contracts accounted for under the EAC process are recognized on a cumulative catch-up basis in the period when such changes are determinable and reasonably estimable. If the estimate of contract profitability indicates an anticipated loss on a contract, the Company recognizes the total loss at the time it is identified. For each of the three months ended June 30, 2023 and 2022, the aggregate impact of adjustments in contract estimates was not material.
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
The table below presents the total revenue for each type of contract:

	Three Months Ended June 30,
	2023		2022
Cost-reimbursable	$1,450,184	55%	$1,190,828	53%
Time-and-materials	635,733	24%	545,902	24%
Fixed-price	568,569	21%	512,870	23%
Total Revenue	$2,654,486	100%	$2,249,600	100%

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Revenue by Customer Type:

	Three Months Ended June 30,
	2023		2022
U.S. government(1):
Defense Clients	$1,224,317	46%	$1,027,811	46%
Intelligence Clients	476,497	18%	404,123	18%
Civil Clients	904,960	34%	754,660	33%
Total U.S. government	2,605,774	98%	2,186,594	97%
Global Commercial Clients	48,712	2%	63,006	3%
Total Revenue	$2,654,486	100%	$2,249,600	100%
(1) Certain contracts were reassigned between the various verticals of our U.S. government business shown in the table above to better align our operations to the customers we serve within each market. Prior year revenue by customer type has been recast to reflect the changes.
Revenue by Whether the Company Acts as a Prime Contractor or a Subcontractor:

	Three Months Ended June 30,
	2023		2022
Prime Contractor	$2,517,558	95%	$2,131,295	95%
Subcontractor	136,928	5%	118,305	5%
Total Revenue	$2,654,486	100%	$2,249,600	100%
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
As of June 30, 2023 and March 31, 2023, the Company had $8.0 billion and $7.9 billion of remaining performance obligations, respectively. We expect to recognize approximately 75% of the remaining performance obligations at June 30, 2023 as revenue over the next 12 months, and approximately 85% over the next 24 months. The remainder is expected to be recognized thereafter.
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
Contract assets primarily consist of unbilled receivables typically resulting from revenue recognized exceeding the amount billed to the customer and right to payment is not just subject to the passage of time. Unbilled amounts represent revenues for which billings have not been presented to customers. These amounts are generally billed and collected within one year subject to various conditions including, without limitation, appropriated and available funding. Long-term unbilled receivables not anticipated to be billed and collected within one year, which are primarily related to retainage, holdbacks, and long-term rate settlements to be billed at contract closeout, are included in other long-term assets in the accompanying condensed consolidated balance sheets. Contract liabilities primarily consist of advance payments, billings in excess of costs incurred and deferred revenue. Contract assets and liabilities are reported on a net contract basis at the end of each reporting period. The Company maintains an allowance for credit losses to provide for an estimate of uncollectible receivables. Provision for credit losses recognized was not material for the three months ended June 30, 2023 and 2022.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
The following table summarizes the contract assets and liabilities, and accounts receivable, net of allowance recognized on the Company’s condensed consolidated balance sheets:

	June 30, 2023	March 31, 2023
Current assets
Accounts receivable–billed	$745,924	$551,666
Accounts receivable–unbilled (contract assets)	1,354,108	1,223,482
Allowance for credit losses	(66)	(318)
Accounts receivable, net	2,099,966	1,774,830
Other long-term assets
Accounts receivable–unbilled (contract assets)	59,733	59,455
Total accounts receivable, net	$2,159,699	$1,834,285
Other current liabilities
Advance payments, billings in excess of costs incurred and deferred revenue (contract liabilities)	$13,635	$18,995
Changes in contract assets and contract liabilities are primarily due to the timing difference between the Company’s performance of services and payments from customers. For the three months ended June 30, 2023 and 2022, we recognized revenue of $14.4 million and $16.3 million, respectively, related to our contract liabilities on April 1, 2023 and 2022, respectively. To determine revenue recognized from contract liabilities during the reporting periods, the Company allocates revenue to individual contract liability balances and applies revenue recognized during the reporting periods first to the beginning balances of contract liabilities until the revenue exceeds the balances.
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
The Company currently has outstanding shares of Class A Common Stock. Holders of unvested Class A Restricted Common Stock are entitled to participate in non-forfeitable dividends or other distributions. These unvested restricted shares participated in the Company's dividends declared and paid in the first quarter of fiscal 2024 and 2023. As such, EPS is calculated using the two-class method whereby earnings are reduced by distributed earnings as well as any available undistributed earnings allocable to holders of these unvested restricted shares. A reconciliation of the income used to compute basic and diluted EPS for the periods presented are as follows:

	Three Months Ended June 30,
	2023	2022
Earnings for basic computations (1)	$160,146	$137,369
Weighted-average of common stock shares outstanding for basic computations	131,031,979	132,371,487
Earnings for diluted computations (1)	$160,149	$137,372
Dilutive stock options and restricted stock	498,654	639,601
Weighted-average of common stock shares outstanding for diluted computations	131,530,633	133,011,088
Earnings per share of common stock
Basic	$1.22	$1.04
Diluted	$1.22	$1.03
(1) During the three months ended June 30, 2023 and 2022, approximately 1.0 million and 0.9 million shares of participating securities were paid dividends totaling $0.5 million and $0.4 million, respectively. There were undistributed earnings of $0.8 million and $0.5 million for the three months ended June 30, 2023 and 2022, respectively, allocated to the participating class of securities in both basic and diluted earnings per share of common stock. The allocated undistributed earnings and the dividends paid comprise the difference between net income attributable to common stockholders presented on the condensed consolidated statements of operations and earnings for basic and diluted computations for the three months ended June 30, 2023 and 2022. Anti-dilutive options excluded from the calculation of diluted EPS was not material during the periods presented.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
5. Acquisition, Goodwill and Intangible Assets
Acquisition
On October 14, 2022, the Company completed the acquisition of EverWatch Corp. (“EverWatch”), a leading provider of advanced solutions to the defense and intelligence communities for approximately $445.1 million, net of post-closing adjustments and incurred transaction costs as part of the acquisition. The acquisition was funded with cash on hand. As a result of the transaction, EverWatch became a wholly owned subsidiary of Booz Allen Hamilton Inc.
The Company recognized $108.6 million of intangible assets which consists primarily of contract assets and were valued using the excess earnings method discounted cash flow approach, incorporating Level 3 inputs as described under the fair value hierarchy of Topic 820. These unobservable inputs reflect the Company's own judgment about which assumptions market participants would use in pricing an asset on a non-recurring basis. The intangible assets are being amortized over the estimated useful life of 14 years. The goodwill of $330.9 million is primarily attributable to EverWatch's specialized workforce and the expected synergies between the Company and EverWatch, and is non-deductible for tax purposes.
The following table summarizes the consideration and the allocation of the purchase price paid for EverWatch:

Cash consideration (gross of cash acquired)	$445,074

Purchase price allocation:
Cash	4,779
Current assets	27,725
Operating lease right-of-use asset	7,894
Other long-term assets	5,078
Intangible assets	108,600
Deferred tax liabilities	(20,394)
Current liabilities	(11,612)
Operating lease liabilities - short-term	(1,362)
Operating lease liabilities - long-term	(6,532)
Total fair value of identifiable net assets acquired	$114,176

Goodwill	$330,898
The acquisition was accounted for under the acquisition method of accounting, which requires the total acquisition consideration to be allocated to the assets acquired and liabilities assumed based on an estimate of the acquisition date fair value, with the difference reflected in goodwill. As of June 30, 2023, the Company had completed the determination of fair values of the acquired assets and liabilities assumed. Pro forma results of operations for this acquisition are not presented because the acquisition is not material to the Company's consolidated results of operations.
Goodwill
As of June 30, 2023 and March 31, 2023, goodwill was $2,343.8 million and $2,338.4 million, respectively. The $5.4 million increase in the carrying amount of goodwill was attributable the Company's finalization of the accounting for the acquisition of EverWatch.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Intangible Assets
Intangible assets consisted of the following:

	June 30, 2023			March 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Programs and contract assets, channel relationships, and other amortizable intangible assets	$591,894	$186,096	$405,798	$599,794	$169,316	$430,478
Software	137,944	76,162	61,782	134,152	69,215	64,937
Total amortizable intangible assets	$729,838	$262,258	$467,580	$733,946	$238,531	$495,415
Unamortizable intangible assets:
Trade name	$190,200	$—	$190,200	$190,200	$—	$190,200
Total	$920,038	$262,258	$657,780	$924,146	$238,531	$685,615
The decrease in the gross carrying value of intangible assets was primarily attributable to a $7.9 million adjustment related to the Company's finalization of the accounting for the acquisition of EverWatch.
6. Accounts Payable and Other Accrued Expenses
Accounts payable and other accrued expenses consisted of the following:

	June 30, 2023	March 31, 2023
Vendor payables	$572,355	$597,808
Accrued expenses	818,674	718,832
Total accounts payable and other accrued expenses	$1,391,029	$1,316,640
Accrued expenses consisted primarily of the Company’s provision for claimed indirect costs (approximately $333.4 million and $326.7 million as of June 30, 2023 and March 31, 2023, respectively), and the reserve associated with the U.S. Department of Justice's investigation of the Company ($377.5 million as of June 30, 2023). See Note 15, “Commitments and Contingencies,” to the condensed consolidated financial statements for further discussion of these items.
7. Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following:

	June 30, 2023	March 31, 2023
Bonus	$27,423	$120,023
Retirement	79,115	52,480
Vacation	218,914	203,627
Other	47,054	69,075
Total accrued compensation and benefits	$372,506	$445,205

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
8. Debt
Debt consisted of the following:

	June 30, 2023		March 31, 2023
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Term Loan A	6.45%	$1,619,063	5.97%	$1,629,375
Revolver	8.50%	75,000	—%	—
Senior Notes due 2028	3.88%	700,000	3.88%	700,000
Senior Notes due 2029	4.00%	500,000	4.00%	500,000
Less: Unamortized debt issuance costs and discount on debt		(16,480)		(17,230)
Total		2,877,583		2,812,145
Less: Current portion of long-term debt		(116,250)		(41,250)
Long-term debt, net of current portion		$2,761,333		$2,770,895
Credit Agreement
Booz Allen Hamilton Inc. (“Booz Allen Hamilton”), Booz Allen Hamilton Investor Corporation (“Investor”), and certain wholly owned subsidiaries of Booz Allen Hamilton are parties to a Credit Agreement dated as of July 31, 2012, as amended (the “Credit Agreement”), with certain institutional lenders and Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Lender. As of June 30, 2023, the Credit Agreement provided Booz Allen Hamilton with a $1,619.1 million Term Loan A (“Term Loan A”) and a $1.0 billion revolving credit facility (the “Revolving Credit Facility”), with a sub-limit for letters of credit of $200.0 million. As of June 30, 2023, the maturity date of the Term Loan A and the Revolving Commitments is September 7, 2027. Voluntary prepayments of the Term Loan A and the Revolving Loans are permitted at any time, in minimum principal amounts, without premium or penalty. Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement were secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement and related documentation; such security was released in connection with Booz Allen Hamilton obtaining investment grade ratings from both Moody's and S&P. On September 7, 2022 (the “Ninth Amendment Effective Date”), the Term Loan B loans under the Credit Agreement were prepaid in full.
On July 27, 2023 (the “Tenth Amendment Effective Date”), Booz Allen Hamilton entered into a Tenth Amendment (the “Amendment”) to the Credit Agreement (as amended prior to the Tenth Amendment Effective Date, the “Existing Credit Agreement” and, as amended by the Amendment, the “Amended Credit Agreement”) with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”), and the lenders and other financial institutions party thereto, in order to make permanent certain changes to the Existing Credit Agreement in connection with Booz Allen Hamilton obtaining investment grade ratings from both Moody's and S&P and prepaying the Term Loan B loans in full and to make certain additional changes in connection therewith, including, among other things, (i) removing the requirements for the obligations under the Amended Credit Agreement to be secured, (ii) removing the requirement for any subsidiary or other affiliate of Booz Allen Hamilton (other than the Company) to provide any guarantee of the obligations under the Amended Credit Agreement, and (iii) removing or modifying certain covenants applicable to Booz Allen Hamilton. Pursuant to the Amendment, all guarantees in respect of the Existing Credit Agreement have been released.
On the Tenth Amendment Effective Date in connection with the Amendment, the Company entered into a Guarantee Agreement (the “Guarantee Agreement”) in favor of the Administrative Agent, pursuant to which the Company guarantees on an unsecured basis the obligations of Booz Allen Hamilton under the Amended Credit Agreement subject to certain conditions. Pursuant to the Amended Credit Agreement Booz Allen Hamilton has the option, though not any obligation, to join one or more of its domestic subsidiaries as a guarantor under the Guarantee Agreement.
The Term Loan A amortizes in consecutive quarterly installments in an amount equal to (i) on the last business day of each full fiscal quarter that begins after the Ninth Amendment Effective Date but on or before the two year anniversary of the Ninth Amendment Effective Date, 0.625% of the stated principal amount of the Term Loan A and (ii) on the last business day of each full fiscal quarter that begins after the two year anniversary of the Ninth Amendment Effective Date but before the five year anniversary of the Ninth Amendment Effective Date, 1.25% of the stated principal amount of the Term Loan A. The remaining balance of the Term Loan A will be payable upon maturity.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
The rate at which the Term Loan A and the Revolving Loans bear interest is based, at Booz Allen Hamilton’s option, either on Term SOFR (subject to a 0.10% adjustment and a floor of zero) for the applicable interest period or a base rate (equal to the highest of (i) the administrative agent’s prime corporate rate, (ii) the overnight federal funds rate plus 0.50% and (iii) three-month Term SOFR (subject to a 0.10% adjustment and a floor of zero) plus 1.00%), in each case plus an applicable margin, payable at the end of the applicable interest period and in any event at least quarterly. The applicable margin for the Term Loan A and the Revolving Loans ranges from 1.00% to 2.00% for Term SOFR loans and zero to 1.00% for base rate loans, in each case based on the lower of (i) the applicable rate per annum determined pursuant to a consolidated total net leverage ratio grid and (ii) the applicable rate per annum determined pursuant to a ratings grid. Unused Revolving Commitments are subject to a quarterly fee ranging from 0.10% to 0.35% based on the lower of (i) the applicable fee rate per annum determined pursuant to a consolidated total net leverage ratio grid and (ii) the applicable fee rate per annum determined pursuant to a ratings grid. Booz Allen Hamilton has also agreed to pay customary letter of credit and agency fees.
The Company occasionally borrows under the Revolving Credit Facility for our working capital needs. During the three months ended June 30, 2023, the Company accessed a total of $75.0 million of its $1.0 billion Revolving Credit Facility, which was repaid in the beginning of the second quarter of fiscal 2024. As of March 31, 2023, there was no outstanding balance on the Revolving Credit Facility.
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. In addition, Booz Allen Hamilton is required to meet a financial covenant at each quarter end based on a consolidated net total leverage ratio. As of June 30, 2023 and March 31, 2023, Booz Allen Hamilton was in compliance with all financial covenants associated with its debt and debt-like instruments. In connection with Booz Allen Hamilton obtaining investment grade ratings from both Moody's and S&P, activities restricted by certain negative covenants are permitted subject to pro forma compliance with the financial covenants and no events of default having occurred and continuing.
The following table summarizes interest payments made on the Company’s term loans:

	Three Months Ended June 30,
	2023	2022
Term Loan A	$26,091	$6,319
Term Loan B	—	2,417
Total	$26,091	$8,736
Borrowings under the Term Loan A, and if used, the Revolving Credit Facility, incur interest at a variable rate. As of June 30, 2023, Booz Allen Hamilton had interest rate swaps with an aggregate notional amount of $550.0 million. These instruments hedge the variability of cash outflows for interest payments on the Term Loans and Revolving Credit Facility. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense (See Note 9, “Derivatives,” to our condensed consolidated financial statements).
Senior Notes
For information on the terms, conditions, and restrictions of Booz Allen Hamilton's 4.000% Senior Notes due July 1, 2029 (the “Senior Notes due 2029”) and 3.875% Senior Notes due September 1, 2028 (the “Senior Notes due 2028”, and, together with the Senior Notes due 2029, the “Senior Notes”), see Note 10, “Debt,” of the Company’s consolidated financial statements included in the fiscal 2023 Form 10-K.
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

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Interest Expense
Interest on debt and debt-like instruments consisted of the following:

	Three Months Ended June 30,
	2023	2022
	(In thousands)
Term Loan A Loans Interest Expense	26,103	6,359
Term Loan B Loans Interest Expense	—	2,429
Interest on Revolving Credit Facility	17	—
Senior Notes Interest Expense	11,781	11,781
Amortization of Debt Issuance Cost (DIC) and Original Issue Discount (OID) (1)	1,027	1,161
Interest Swap (Income) Expense	(3,568)	2,831
Other	114	94
Total Interest Expense	$35,474	$24,655
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
The following table summarizes the material terms of the Company’s outstanding interest rate swap derivative contracts as of June 30, 2023:

Effective Date		Maturity Date	Terms	Notional Amount
April 28, 2023	(1)	June 30, 2024	Variable to Fixed	$200,000
April 28, 2023	(1)	June 30, 2025	Variable to Fixed	200,000
June 30, 2023		June 30, 2026	Variable to Fixed	150,000
			Total	$550,000
(1) Swap agreements were originally effective on April 30, 2019 and were amended during the first quarter of fiscal 2024 to transition from LIBOR-indexed to term SOFR-indexed periodic swap payments to align with interest payments in connection with its term SOFR-indexed debt. See Note 2, “Basis of Presentation,” to the condensed consolidated financial statements for further information on the transition.
The floating-to-fixed interest rate swaps involve the exchange of variable interest amounts from a counterparty for the Company making fixed-rate interest payments over the life of the agreements without exchange of the underlying notional amount and effectively convert a portion of the variable rate debt into fixed interest rate debt.
Derivative instruments are recorded in the condensed consolidated balance sheet on a gross basis at estimated fair value. As of June 30, 2023, $14.2 million and $4.3 million, were classified as other current assets and other long-term assets, respectively, on the condensed consolidated balance sheet. As of March 31, 2023, $11.2 million, $3.5 million and $1.4 million were classified as other current assets, other long-term assets and other long-term liabilities, respectively, on the condensed consolidated balance sheet.
For interest rate swaps designated as cash flow hedges, the changes in the fair value of derivatives are recorded in Accumulated Other Comprehensive Income, or AOCI, net of taxes, and is subsequently reclassified into interest expense, net in the period that the hedged forecasted interest payments are made on the Company's variable-rate debt. The effect of derivative instruments on the accompanying condensed consolidated financial statements for the three months ended June 30, 2023 and 2022 is as follows:

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

		Three Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	Location of Gain or Loss Recognized in Income on Derivatives	Amount of Pre-Tax Gain Recognized in AOCI on Derivatives		Amount of Pre-Tax Gain or (Loss) Reclassified from AOCI into Income (1)
		2023	2022	2023	2022
Interest rate swaps	Interest income (expense)	$8,599	$4,966	$3,568	$(2,831)
(1) The reclassifications from accumulated other comprehensive income to net income were reduced by tax (expense) benefit of ($0.9 million) and $0.7 million for the three months ended June 30, 2023 and 2022, respectively.
Over the next 12 months, the Company estimates that $14.2 million will be reclassified as a decrease to interest expense. Cash flows associated with periodic settlements of interest rate swaps will be classified as operating activities in the condensed consolidated statement of cash flows.
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

10. Income Taxes
The Company’s effective income tax rates were 19.7% and 23.1% for the three months ended June 30, 2023 and 2022, respectively. Our effective tax rates for these periods differ from the federal statutory rate of 21.0% primarily due to the inclusion of state and foreign income taxes and permanent rate differences, which are predominantly related to certain executive compensation and the accrual of reserves for uncertain tax positions, offset by research and development tax credits, excess tax benefits for employee share-based compensation, and the Foreign Derived Intangible Income deduction.
The Company is currently contesting tax assessments from the District of Columbia Office of Tax and Revenue (“DC OTR”) for fiscal years 2013 through 2015. The assessment relates to $11.7 million of taxes, net of federal tax benefits, as of June 30, 2023.
During fiscal 2022, the Company received notification that the District of Columbia Office of Administrative Hearings ruled in favor of the DC OTR. The Company is currently appealing the decision with the District of Columbia Court of Appeals. The Company intends to continue to vigorously defend this matter. Oral arguments are expected to occur later in calendar year 2023.
The Company has taken similar tax positions with respect to subsequent fiscal years. As of June 30, 2023, the Company does not maintain reserves for any uncertain tax positions related to the contested tax benefits related to 2013 through 2015, nor does it maintain reserves for the similar tax positions taken in the subsequent fiscal years. Management continues to evaluate this position quarterly to determine if a change in estimate is needed. If an adverse final resolution were to occur with respect to the contested tax benefits or the similar tax positions taken for fiscal years 2013 through 2020, the total potential future tax expense that would arise would be approximately $39.4 million to $59.7 million, net of federal benefit.
During fiscal 2024, the Company expects to recognize an increase in reserves for uncertain tax positions related to an increase in research and development tax credits available, as in prior years, and the required capitalization of research and development expenditures, as in fiscal 2023. The unrecognized tax benefits related to the capitalization of research and development expenditures is expected to be offset by a deferred tax asset.
Tax Receivables and Payables
The Company has both income tax receivables and income tax payable on its condensed consolidated balance sheets as follows:

	June 30, 2023	March 31, 2023
Current income tax receivable	—	23,633
Long term income tax receivable	167,821	167,821
Current income tax payable	47,984	14,523

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Current income tax payable represents current liabilities associated with the Company’s current tax returns that the Company intends to file in fiscal 2024 and fiscal 2025. This amount is classified as other current liabilities on the condensed consolidated balance sheets.
The long-term income tax receivable primarily represents the amended U.S. federal return refund claims for research and development tax credits and the carryback claim for the fiscal 2021 net operating loss which is classified as other long-term assets on the condensed consolidated balance sheet. The Company is currently under federal audit by the IRS for fiscal years 2016, 2017 and 2019-2021 and the receipt of our U.S federal return refund claims is contingent upon the completion of the ongoing IRS audits.
11. Employee Benefit Plans
The Company sponsors the Employees’ Capital Accumulation Plan, or ECAP, which is a qualified defined contribution plan that covers eligible U.S. and certain international employees. ECAP provides for distributions to participants by reason of retirement, death, disability, or termination of employment. The Company provides an annual matching contribution of up to 6% of eligible annual compensation. Total expenses recognized for matching contributions under ECAP were $54.3 million and $46.2 million for the three months ended June 30, 2023 and 2022, respectively.
The Company also provides post-retirement healthcare benefits to former officers under a medical indemnity insurance plan, with premiums paid by the Company. As of June 30, 2023 and March 31, 2023, the unfunded status of the post-retirement medical plan was $105.7 million and $105.6 million, respectively, which is included in other long-term liabilities in the accompanying condensed consolidated balance sheets. Balance sheet and income statement impacts of any remaining benefit plans are immaterial for all periods presented in these condensed consolidated financial statements.
12. Accumulated Other Comprehensive Income
All amounts recorded in other comprehensive income are related to the Company's post-retirement plans and interest rate swaps designated as cash flow hedges. The following table shows the changes in accumulated other comprehensive loss, net of tax:

	Three Months Ended June 30, 2023
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of period	$19,450	$9,883	$29,333
Other comprehensive income before reclassifications(1)	—	6,356	6,356
Amounts reclassified from accumulated other comprehensive income	(383)	(2,615)	(2,998)
Net current-period other comprehensive (loss) income	(383)	3,741	3,358
End of period	$19,067	$13,624	$32,691
(1) Changes in other comprehensive income before reclassification for derivatives designated as cash flow hedges are recorded net of tax expense of $2.2 million for the three months ended June 30, 2023. The tax impact of other comprehensive income before reclassification for post-retirement plans for the three months ended June 30, 2023 was immaterial.

	Three Months Ended June 30, 2022
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of period	$8,811	$(226)	$8,585
Other comprehensive income before reclassifications(2)	—	3,668	3,668
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	2,091	2,089
Net current-period other comprehensive (loss) income	(2)	5,759	5,757
End of period	$8,809	$5,533	$14,342
(2) Changes in other comprehensive income before reclassification for derivatives designated as cash flow hedges are recorded net of tax expense of $1.3 million for the three months ended June 30, 2022. The tax impact of other

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
comprehensive income before reclassification for post-retirement plans for the three months ended June 30, 2022 was immaterial.
13. Stock-Based Compensation
The following table summarizes stock-based compensation expense recognized in the condensed consolidated statements of operations:

	Three Months Ended June 30,
	2023	2022
Cost of revenue	$7,914	$7,482
General and administrative expenses	9,771	6,214
Total	$17,685	$13,696
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

	Three Months Ended June 30,
	2023	2022
Equity Incentive Plan Options	$320	$552
Restricted Stock and other awards	17,365	13,144
Total	$17,685	$13,696
As of June 30, 2023, there was $102.2 million of total unrecognized compensation cost related to unvested stock-based compensation agreements. The unrecognized compensation cost as of June 30, 2023 is expected to be fully amortized over the next 4.25 years. Absent the effect of forfeiture or acceleration of stock compensation cost for any departures of employees, the following table summarizes the unrecognized compensation cost and the weighted-average period the cost is expected to be amortized:

	June 30, 2023
	Unrecognized Compensation Cost	Weighted Average Remaining Period to be Recognized (in years)
Equity Incentive Plan Options	$2,834	3.39
Restricted Stock Awards	99,390	2.04
Total	$102,224
Equity Incentive Plan
As of June 30, 2023, there were 0.9 million EIP options outstanding, of which 0.3 million were unvested.
During the three months ended June 30, 2023, the Board of Directors granted 0.8 million time-based and performance-based restricted stock units to certain employees of the Company. The aggregate value of these awards was $72.3 million based on the grant date fair value. The performance-based awards granted during the three months ended June 30, 2023 included additional market conditions related to the Company’s total shareholder return relative to its peer group over the three-year performance period. The Company recognizes compensation expense for these performance-based awards with market conditions based on the grant-date fair value calculated using a Monte Carlo model.
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

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The financial instruments measured at fair value in the accompanying condensed consolidated balance sheets consist of the following:

	Recurring Fair Value Measurements as of June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Current derivative instruments (2)	$—	$14,190	$—	$14,190
Long-term derivative instruments (2)	—	4,281	—	4,281
Long-term deferred compensation plan asset (1)	27,405	—	—	27,405
Total Assets	$27,405	$18,471	$—	$45,876
Liabilities:
Long-term deferred compensation plan liability (1)	27,405	—	—	27,405
Total Liabilities	$27,405	$—	$—	$27,405

	Recurring Fair Value Measurements as of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Current derivative instruments (2)	$—	$11,245	$—	$11,245
Long-term derivative instruments (2)	—	3,530	—	3,530
Long-term deferred compensation plan asset (1)	20,090	—	—	20,090
Total Assets	$20,090	$14,775	$—	$34,865
Liabilities:
Long-term derivative instruments (2)	—	1,369	—	1,369
Long-term deferred compensation plan liability (1)	20,090	—	—	20,090
Total Liabilities	$20,090	$1,369	$—	$21,459
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
We did not have any material items that were measured at fair value on a non-recurring basis as of June 30, 2023, with the exception of the assets and liabilities acquired through our acquisitions (see Note 5, “Acquisition, Goodwill and Intangible Assets,” to the condensed consolidated financial statements).
The fair value of the Company's cash and cash equivalents, which are Level 1 inputs, approximated its carrying value at June 30, 2023 and March 31, 2023. The Company’s cash and cash equivalent balances presented on the accompanying condensed consolidated balance sheets include $139.0 million and $237.8 million of marketable securities in money market funds as of June 30, 2023 and March 31, 2023, respectively.
The Company's long-term debt is carried at amortized cost and is measured at fair value quarterly for disclosure purposes. The estimated fair values are determined using quoted prices or other market information obtained from recent trading activity of the debt in markets that are not active (Level 2 inputs). The fair value is corroborated by prices derived from the interest rate spreads of recently completed leveraged loan transactions of a similar credit profile, industry, and terms to that of the Company. The fair value of the Senior Notes due 2029 and the Senior Notes due 2028 are determined using quoted prices or other market information obtained from recent trading activity in the high-yield bond market (Level 2 inputs). The carrying amount and estimated fair value of long-term debt consists of the following:

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

	June 30, 2023		March 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Term Loan A	$1,619,063	$1,588,706	$1,629,375	$1,600,861
3.88% Senior Notes due 2028	700,000	637,896	700,000	638,540
4.00% Senior Notes due 2029	500,000	450,255	500,000	451,930
15. Commitments and Contingencies
Letters of Credit and Third-Party Guarantees
As of June 30, 2023 and March 31, 2023, the Company was contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that totaled $4.4 million and $6.1 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At both June 30, 2023 and March 31, 2023, approximately $1.3 million of these instruments reduced the available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $7.5 million facility of which $4.4 million and $2.7 million were available to the Company at June 30, 2023 and March 31, 2023, respectively.
Government Contracting Matters - Provision for Claimed Indirect Costs
For the three months ended June 30, 2023 and 2022, approximately 98% and 97%, respectively, of the Company's revenue was generated from contracts where the end user was an agency or department of the U.S. government, including contracts where the Company performed either as a prime contractor or subcontractor, and regardless of the geographic location in which the work was performed. As noted in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023, in the ordinary course of business, agencies of the U.S. government, including the Defense Contract Audit Agency (DCAA), audit the Company’s claimed indirect costs and conduct inquiries and investigations of our business practices with respect to government contracts to determine whether the Company's operations are conducted in accordance with these requirements and the terms of the relevant contracts. Management believes it has recorded the appropriate provision for claimed indirect costs for any audit, inquiry, or investigation of which it is aware that may be subject to any reductions and/or penalties. As of June 30, 2023 and March 31, 2023, the Company had recorded liabilities of approximately $333.4 million and $326.7 million, respectively, for estimated adjustments to claimed indirect costs based on its historical DCAA audit results, including the final resolution of such audits with the Defense Contract Management Agency, for claimed indirect costs incurred subsequent to fiscal 2011, and for contracts not yet closed that are subject to audit and final resolution.
Litigation
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government, which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of June 30, 2023 and March 31, 2023, there were no material amounts accrued in the condensed consolidated financial statements related to these proceedings. As previously disclosed in Note 20, “Commitments and Contingencies,” to the consolidated financial statements of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with these matters.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
On June 7, 2017, Booz Allen Hamilton was informed that the U.S. Department of Justice (“DOJ”) was conducting a civil and criminal investigation of the Company. In connection with the investigation, the DOJ requested information from the Company relating to certain elements of the Company’s cost accounting and indirect cost charging practices with the U.S. government. The investigation resulted from a qui tam lawsuit filed on or about September 26, 2016 in the United States District Court for the District of Columbia pursuant to the qui tam provisions of the civil False Claims Act (the “Civil Action”), which lawsuit was under judicial seal until July 21, 2023. After learning of the investigation, the Company engaged a law firm experienced in these matters to represent the Company in connection with this matter and respond to the government's requests. As is commonly the case with this type of matter, the Company was also contacted by other regulatory agencies and bodies, including the SEC, which notified the Company that it was conducting an investigation that the Company believes related to the matters that were also the subject of the DOJ's investigation.
On May 12, 2021, the Company was informed that the DOJ closed its criminal investigation.
On July 21, 2023, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with the United States of America, acting through the DOJ and on behalf of the Department of Defense and Defense Contract Management Agency (collectively the “United States”), and Relator Sarah A. Feinberg, to resolve the DOJ’s civil investigation and the Civil Action. The Company entered into the Settlement Agreement to avoid the delay, uncertainty and expense of protracted litigation. The Settlement Agreement contains no admission of liability by the Company.
Under the terms of the Settlement Agreement, the Company agreed to pay to the United States $377.5 million (the “Settlement Amount”), which the Company accrued as a reserve for this matter as of June 30, 2023. The Company paid the Settlement Amount with cash on hand and by drawing on its revolving credit facility. The Company had previously recorded a $350.0 million reserve relating to this investigation and had previously disclosed that it believed the range of reasonably possible loss in connection with the investigation to be between $350 million and $378 million. Following the United States’ receipt of the Settlement Amount, the Company was released from any civil or administrative monetary claims under the civil False Claims Act and other specified civil statutes and common law theories of liability for certain elements of the Company’s cost accounting and indirect cost charging practices from April 1, 2011 through March 31, 2021, and the claim brought in the Civil Action was dismissed with prejudice.
On July 27, 2023, the Company was informed that the SEC concluded its investigation without recommending an enforcement action.

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
The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources, and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 filed with the Securities and Exchange Commission on May 26, 2023, or Annual Report, and under Part II, “Item 1A. Risk Factors,” and “— Special Note Regarding Forward Looking Statements” of this Quarterly Report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Our fiscal year ends March 31 and, unless otherwise noted, references to years or fiscal are for fiscal years ended March 31. See “—Results of Operations.”
Overview
Trusted to transform missions with the power of tomorrow’s technologies, Booz Allen advances the nation’s most critical civil, defense, and national security priorities. Our ability to deliver value to our clients has always been, and continues to be, a product of the strong character, expertise and tremendous passion of our people. Our approximately 32,600 employees work to solve hard problems by making clients' missions their own, combining decades of consulting and domain expertise with functional expertise in areas such as analytics, digital solutions, engineering, and cyber, all fostered by a culture of innovation that extends to all reaches of the Company.
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
Financial and Other Highlights
During the first quarter of fiscal 2024, the Company generated year over year revenue growth and increased client staff headcount.
Revenue increased 18.0% in the three months ended June 30, 2023 from the three months ended June 30, 2022. The increase was primarily driven by headcount growth and strong demand for our solutions, as well as lower levels of attrition than in the prior year. The increase in revenue also includes approximately $36.0 million of contributions related to the acquisition of EverWatch Corp. (“EverWatch”).
Operating income increased 13.1% to $234.4 million in the three months ended June 30, 2023 from $207.2 million in the three months ended June 30, 2022 and operating margin decreased from 9.2% in the prior year period to 8.8%. Margins were impacted by a $27.5 million reserve associated with the U.S. Department of Justice's investigation of the company (see Note 15, “Commitments and Contingencies,” to the condensed consolidated financial statements for further information). Margin results reflect strong contract-level performance and lower unallowable spending.
The Company also incurred incremental legal costs during the three months ended June 30, 2023 in response to the U.S. Department of Justice investigation and matters which purport to relate to the investigation, a portion of which was offset by insurance reimbursements. We expect to incur additional costs in the future. Based on the information currently available, the Company is not able to reasonably estimate the expected long-term incremental legal costs or amounts that may be reimbursed associated with this investigation and these related matters.

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
•“Adjusted Operating Income” represents operating income before acquisition and divestiture costs, significant acquisition amortization, and the reserve associated with the U.S. Department of Justice investigation disclosed in Note 15, “Commitments and Contingencies,” to the condensed consolidated financial statements. We prepare Adjusted Operating Income to eliminate the impact of items we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature.
•“Adjusted EBITDA” represents net income attributable to common stockholders before income taxes, net interest and other expense and depreciation and amortization and before certain other items, including acquisition and divestiture costs and the reserve associated with the U.S. Department of Justice investigation disclosed in Note 15, “Commitments and Contingencies,” to the condensed consolidated financial statements. “Adjusted EBITDA Margin on Revenue” is calculated as Adjusted EBITDA divided by revenue. “Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses” is calculated as Adjusted EBITDA divided by Revenue, Excluding Billable Expenses. The Company prepares Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, and Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses to eliminate the impact of items it does not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary or non-recurring nature or because they result from an event of a similar nature.

•“Adjusted Net Income” represents net income attributable to common stockholders before: (i) acquisition and divestiture costs, (ii) significant acquisition amortization, (iii) the reserve associated with the U.S. Department of Justice investigation disclosed in Note 15, “Commitments and Contingencies,” to the condensed consolidated financial statements and (iv) amortization and write-off of debt issuance costs and debt discount, in each case net of the tax effect where appropriate calculated using an assumed effective tax rate. We prepare Adjusted Net Income to eliminate the impact of items, net of tax, we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature. We view Adjusted Net Income as an important indicator of performance consistent with the manner in which management measures and forecasts the Company's performance and the way in which management is incentivized to perform.
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

	Three Months Ended June 30,
(In thousands, except share and per share data)	2023	2022
	(Unaudited)
Revenue, Excluding Billable Expenses
Revenue	$2,654,486	$2,249,600
Less: Billable expenses	812,304	674,266
Revenue, Excluding Billable Expenses	$1,842,182	$1,575,334
Adjusted Operating Income
Operating income	$234,418	$207,195
Acquisition and divestiture costs (a)	3,268	5,093
Significant acquisition amortization (b)	13,108	11,087
Legal matter reserve (c)	27,453	—
Adjusted Operating Income	$278,247	$223,375
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue & Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses
Net income attributable to common stockholders	$161,388	$138,284
Income tax expense	39,480	41,489
Interest and other, net (d)	33,550	27,613
Depreciation and amortization	41,847	40,102
EBITDA	276,265	247,488
Acquisition and divestiture costs (a)	3,268	5,093
Legal matter reserve (c)	27,453	—
Adjusted EBITDA	$306,986	$252,581
Net income margin attributable to common stockholders	6.1%	6.1%
Adjusted EBITDA Margin on Revenue	11.6%	11.2%
Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses	16.7%	16.0%

	Three Months Ended June 30,
(In thousands, except share and per share data)	2023	2022
	(Unaudited)
Adjusted Net Income
Net income attributable to common stockholders	$161,388	$138,284
Acquisition and divestiture costs (a)	3,268	5,093
Significant acquisition amortization (b)	13,108	11,087
Legal matter reserve (c)	27,453	—
Amortization and write-off of debt issuance costs and debt discount	782	823
Adjustments for tax effect (e)	(12,942)	(4,421)
Adjusted Net Income	$193,057	$150,866
Adjusted Diluted Earnings Per Share
Weighted-average number of diluted shares outstanding	131,530,633	133,011,088
Diluted earnings per share	$1.22	$1.03
Adjusted Net Income Per Diluted Share (f)	$1.47	$1.13
Free Cash Flow
Net cash provided by (used in) operating activities	$(71,532)	$(45,634)
Less: Purchases of property, equipment and software	(10,488)	(13,734)
Free cash flow	$(82,020)	$(59,368)
Operating cash flow conversion	(44)%	(33)%
Free cash flow conversion	(42)%	(39)%
(a)Represents costs associated with the acquisition efforts of the Company related to transactions for which the Company has entered into a letter of intent to acquire a controlling financial interest in the target entity, as well as the divestiture costs incurred in divesting a portion of our business. Acquisition and divestiture costs primarily include costs associated with (i) buy-side and sell-side due diligence activities, (ii) compensation expenses associated with employee retention, and (iii) legal and advisory fees primarily associated with the fiscal 2022 acquisitions of Liberty IT Solutions, LLC (“Liberty”) and Tracepoint Holdings, LLC (“Tracepoint”), and the fiscal 2023 acquisition of EverWatch Corp. (“EverWatch”) and divestitures of our management consulting business serving the Middle East and North Africa (“MENA”) and our Managed Threat Services business ("MTS"). See Note 5, “Acquisition, Goodwill and Intangible Assets,” to the condensed consolidated financial statements for further information.
(b)Amortization expense associated with acquired intangibles from significant acquisitions. Significant acquisitions include acquisitions which the Company considers to be beyond the scope of our normal operations. Significant acquisition amortization includes amortization expense associated with the acquisition of Liberty in the second quarter of fiscal 2022 and EverWatch in the third quarter of fiscal 2023.
(c)Reserve associated with the U.S. Department of Justice's investigation of the Company. See Note 15, “Commitments and Contingencies,” to the condensed consolidated financial statements for further information.
(d)Reflects the combination of Interest expense and Other income, net from the condensed consolidated statement of operations.
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
(f)Excludes adjustments of approximately $1.2 million and $0.9 million of net earnings for the three months ended June 30, 2023, and June 30, 2022, respectively, associated with the application of the two-class method for computing diluted earnings per share.
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
Sources of Revenue
Substantially all of our revenue is derived from services provided under contracts and task orders with the U.S. government, primarily by our client staff and, to a lesser extent, our subcontractors. Funding for our contracts and task orders is generally linked to trends in budgets and spending across various U.S. government agencies and departments. We provide services under a large portfolio of contracts and contract vehicles to a broad client base, and we believe that our diversified contract and client base lessens potential volatility in our business; however, a reduction in the amount of services that we are contracted to provide to the U.S. government or any of our significant U.S. government clients could have a material adverse effect on our business and results of operations. In particular, the Department of Defense is one of our significant clients, and the BCA originally required nine automatic spending cuts (referred to as “sequestration”) of $109 billion annually from 2013 to 2021, half of which was intended to come from defense programs, though less than $1 billion has been cut for defense programs per year under the BCA. Mandatory sequestrations under the BCA were subsequently extended by the Bipartisan Budget Acts of 2013, 2015, 2018 and 2019, the Military Retired Pay Restoration Act, the CARES Act and the Infrastructure Investment and Jobs Act. The extension of the mandatory sequestration applies an 8.3% reduction in defense spending in each year from 2021 to 2031. This could result in a commensurate reduction in the amount of services that we are contracted to provide to the Department of Defense and could have a material adverse effect on our business and results of operations, and given the uncertainty of when and how these automatic reductions required by the BCA may return and/or be applied, we are unable to predict the nature or magnitude of the potential adverse effect.
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
The table below presents the percentage of total revenue for each type of contract:

	Three Months Ended June 30,
	2023	2022
Cost-reimbursable	55%	53%
Time-and-materials	24%	24%
Fixed-price	21%	23%
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
Our People
Revenue from our contracts is derived from services delivered by client staff and, to a lesser extent, from our subcontractors. Our ability to hire, retain, and deploy talent with skills appropriately aligned with client needs is critical to our ability to grow our revenue. We continuously evaluate whether our talent base is properly sized and appropriately compensated, and contains an optimal mix of skills to be cost competitive and meet the rapidly evolving needs of our clients. We seek to achieve that result through recruitment and management of capacity and compensation. As of June 30, 2023 and 2022, we employed approximately 32,600 and 29,300 people, respectively, of which approximately 29,700 and 26,400, respectively, were client staff.
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
The following table summarizes the value of our contract backlog at the respective dates presented:

	June 30, 2023	June 30, 2022
	(In millions)
Backlog:
Funded	$4,903	$4,020
Unfunded	9,045	9,991
Priced options	17,329	14,617
Total backlog	$31,277	$28,628
Our total backlog consists of remaining performance obligations, certain orders under contracts for which the period of performance has expired, and unexercised option period and other unexercised optional orders. As of June 30, 2023 and March 31, 2023, the Company had $8.0 billion and $7.9 billion of remaining performance obligations, respectively. We expect to recognize approximately 75% of the remaining performance obligations at June 30, 2023 as revenue over the next 12 months, and approximately 85% over the next 24 months. The remainder is expected to be recognized thereafter. However, given the uncertainties discussed below, as well as the risks described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all. Our backlog includes orders under contracts that in some cases extend for several years. The U.S. Congress generally appropriates funds for our clients on a yearly basis, even though their contracts with us may call for performance that is expected to take a number of years to complete. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until the U.S. Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.
We view growth in total backlog and client staff headcount as the two key measures of our potential business growth. Growing and deploying client staff is the primary means by which we are able to achieve profitable revenue growth. To the extent that we are able to hire additional client staff and deploy them against funded backlog, we generally recognize increased revenue. Total backlog increased by 9.3% from June 30, 2022 to June 30, 2023. Additions to funded backlog during the twelve months ended June 30, 2023 totaled $10.5 billion in comparison to $9.2 billion for the comparable period in fiscal 2023, as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options. We report internally on our backlog on a monthly basis and review backlog upon occurrence of certain events to determine if any adjustments are necessary.
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

In addition, contract backlog includes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the funded backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a predetermined expiration date such as the end of the U.S. government's fiscal year. The revenue value of orders included in contract backlog that has not been recognized as revenue due to period of performance expirations has not exceeded approximately 5.1% of total backlog as of June 30, 2023 and any of the four preceding fiscal quarters.
We expect to recognize revenue from a substantial portion of funded backlog as of June 30, 2023 within the next twelve months. However, given the uncertainties discussed above, as well as the risks described in “Part I, Item 1A. Risk Factors,” of our fiscal 2023 Annual Report on Form 10-K, we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all.
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
Seasonality is just one of a number of factors, many of which are outside of our control, which may affect our results in any period. See “Part I, Item 1A. Risk Factors,” of our fiscal 2023 Annual Report on Form 10-K.
Critical Accounting Estimates and Policies
Our critical accounting estimates and policies are disclosed in the Critical Accounting Estimates and Policies section in Part II, “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended March 31, 2023. There were no other material changes to our critical accounting policies, estimates or judgments that occurred in the quarterly period covered by this report.

Results of Operations
The following table sets forth items from our condensed consolidated statements of operations for the three months ended June 30, 2023 and June 30, 2022:

	Three Months Ended June 30,
	2023	2022
	(Unaudited)	(Unaudited)	Percent
	(In thousands)		Change
Revenue	$2,654,486	$2,249,600	18.0%
Operating costs and expenses:
Cost of revenue	1,251,916	1,074,973	16.5%
Billable expenses	812,304	674,266	20.5%
General and administrative expenses	314,001	253,064	24.1%
Depreciation and amortization	41,847	40,102	4.4%
Total operating costs and expenses	2,420,068	2,042,405	18.5%
Operating income	234,418	207,195	13.1%
Interest expense	(35,474)	(24,655)	43.9%
Other income (expense), net	1,924	(2,958)	(165.0)%
Income before income taxes	200,868	179,582	11.9%
Income tax expense	39,480	41,489	(4.8)%
Net income	161,388	138,093	16.9%
Net loss attributable to non-controlling interest	—	191	NM
Net income attributable to common stockholders	$161,388	$138,284	16.7%
NM - Not meaningful.
Revenue
Revenue increased 18.0% for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The increase was primarily driven by headcount growth and strong demand for our solutions, as well as lower levels of attrition than in the prior year. The increase in revenue also includes approximately $36.0 million of contributions related to the Company's acquisition of EverWatch in the third quarter of fiscal 2023. Total headcount as of June 30, 2023 increased by approximately 3,300 as compared to June 30, 2022.
Cost of Revenue
Cost of revenue as a percentage of revenue was 47.2% and 47.8% for the three months ended June 30, 2023 and 2022, respectively, with costs increasing by 16.5% for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The increase was primarily due to increases in salaries and salary-related benefits of $172.3 million, driven by increased headcount and salary increases.
Billable Expenses
Billable expenses as a percentage of revenue were 30.6% and 30.0% for the three months ended June 30, 2023 and 2022, respectively, increasing by 20.5% for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The increase was primarily attributable to increases in the use of subcontractors driven by client demand and timing of client needs, as well as increases in expenses from contracts requiring the Company to incur other direct expenses and travel on behalf of clients as compared to the prior year period.
General and Administrative Expenses
General and administrative expenses as a percentage of revenue were 11.8% and 11.2% for the three months ended June 30, 2023 and 2022, respectively, increasing by 24.1% for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The increase was primarily driven by other business expenses and professional fees of approximately $40.2 million, $27.5 million of which related to the reserve associated with the U.S. Department of Justice's investigation of the Company (see Note 15, “Commitments and Contingencies,” to the condensed consolidated financial statements for further information). Salary and salary related benefits also contributed $13.4 million to the increase driven by increased headcount and salary increases.

Depreciation and Amortization
Depreciation and amortization expense increased 4.4% for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to increases in intangible amortization related to the acquisitions in fiscal 2023.
Interest Expense
Interest expense increased 43.9% for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to an overall increase in interest rates.
Other Income (Expense), net
Other income (expense), net increased to $1.9 million net other income for the three months ended June 30, 2023 from a net other expense of $(3.0) million for the three months ended June 30, 2022. The increase was primarily driven by an increase of $4.8 million in interest income primarily due to an overall increase in interest rates.
Income Tax Expense
Income tax expense decreased to $39.5 million for the three months ended June 30, 2023 from $41.5 million for the three months ended June 30, 2022, a decrease of 4.8%. The decrease was primarily due to a decrease in the effective tax rate to 19.7% for three months ended June 30, 2023 from 23.1% for the three months ended June 30, 2022. The decrease was primarily a result of increased estimated Foreign Derived Intangible income deduction and excess tax benefits from stock based compensation.
Liquidity and Capital Resources
As of June 30, 2023, our total liquidity was $1.1 billion, consisting of $209.6 million of cash and cash equivalents and $923.7 million available under the Revolving Credit Facility. In the opinion of management, we will be able to meet our liquidity and cash needs through a combination of cash flows from operating activities, available cash balances, and available borrowing under the Revolving Credit Facility. If these resources need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities.
The following table presents selected financial information as of June 30, 2023 and March 31, 2023 and for the first three months of fiscal 2024 and 2023:

	June 30, 2023	March 31, 2023
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$209,640	$404,862
Total debt	$2,877,583	$2,812,145

	Three Months Ended June 30,
	2023	2022
	(Unaudited)	(Unaudited)
	(In thousands)
Net cash used in operating activities	$(71,532)	$(45,634)
Net cash used in investing activities	(15,054)	(13,734)
Net cash used in financing activities	(108,636)	(138,714)
Total decrease in cash and cash equivalents	$(195,222)	$(198,082)
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
•debt service requirements for borrowings under our Senior Credit Facility and interest payments for the Senior Notes due 2029 and the Senior Notes due 2028; and
•cash taxes to be paid.
Our ability to fund our operating needs depends, in part, on our ability to generate positive cash flows from operations or, if necessary, raise cash in the capital markets. In addition, from time to time we evaluate conditions to opportunistically access the financing markets to secure additional debt capital resources and improve the terms of our indebtedness.
On October 14, 2022, the Company acquired EverWatch Corp. (“EverWatch”) for approximately $445.1 million, net of post-closing adjustments, and also incurred transaction costs as part of the acquisition. As a result of the transaction, EverWatch became a wholly owned subsidiary of Booz Allen Hamilton Inc. EverWatch is a leading provider of advanced solutions to the defense and intelligence communities. See Note 5, “Acquisition, Goodwill and Intangible Assets,” to our condensed consolidated financial statements for additional information related to the acquisition of EverWatch.
During the first quarter of fiscal 2024, we borrowed $75.0 million on our Revolving Credit Facility for our working capital needs, which was repaid in the second quarter of fiscal 2024.
On July 21, 2023, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with the United States of America, acting through the U.S. Department of Justice and on behalf of the Department of Defense and Defense Contract Management Agency (collectively the “United States”), and Relator Sarah A. Feinberg, to resolve the civil investigation related to certain elements of the Company’s cost accounting and indirect costs charging practices from April 1, 2011 through March 31, 2021. Under the terms of the Settlement Agreement, the Company agreed to pay to the United States $377.5 million, which the Company paid with cash on hand and by drawing on its revolving credit facility. See Note 15, “Commitments and Contingencies,” to our condensed consolidated financial statements for additional information related to the Settlement Agreement.
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

Operating Cash Flow
Net cash provided by operations is primarily affected by the overall profitability of our contracts, our ability to invoice and collect cash from clients in a timely manner, our ability to manage our vendor payments and the timing of cash paid for income taxes. Continued uncertainty in global economic conditions may also affect our business as customers and suppliers may decide to downsize, defer, or cancel contracts, which could negatively affect the operating cash flows. Net cash used in operations was $71.5 million for the three months ended June 30, 2023 compared to $45.6 million in the prior year period. Operating cash was seasonally light due to timing of bonus payouts and continued spending on growth-oriented investments and working capital needs, but was aided by strong collection performance and overall revenue growth.
Beginning in fiscal 2023, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years. This reprovision negatively impacted our fiscal 2023 cash from operations, but had an offsetting impact on the deferred tax asset. The Company expects a similar impact in fiscal 2024, although the impact to cash and deferred taxes is expected to be smaller than in fiscal 2023. Prospectively, the future impact of this provision will depend on if and when this provision is deferred, modified, or repealed by Congress, including if retroactively, any guidance issued by the Treasury Department regarding the identification of appropriate costs for capitalization, and the amount of future research and development expenses paid or incurred (among other factors). While the largest impact will be to fiscal 2023 cash from operations, the impact would continue over the five year amortization period, but would decrease over the period and is expected to be immaterial in year six.
Investing Cash Flow
Net cash used in investing activities was $15.1 million in the three months ended June 30, 2023 compared to $13.7 million in the prior year period. The increase to investing cash used was primarily due to increases in cost method investments made by the Company partially offset by declines in capital expenditures year over year.
Financing Cash Flow
Net cash used in financing activities was $108.6 million in the three months ended June 30, 2023 compared to $138.7 million in the prior year period. The decrease in net cash used in financing activities was primarily due to a $75.0 million draw on the Company’s revolving credit facility in the current year, partially offset by an increase of $55.0 million in share repurchases year over year.
Dividends and Share Repurchases
On July 28, 2023, the Company announced a regular quarterly cash dividend in the amount of $0.47 per share. The quarterly dividend is payable on August 31, 2023 to stockholders of record on August 15, 2023.
During the first quarter of fiscal 2024, a quarterly cash dividend of $0.47 per share was declared and paid totaling $63.0 million. During the first quarter of fiscal 2023, a quarterly cash dividend of $0.43 per share was declared and paid totaling $58.9 million.
On December 12, 2011, the Board of Directors approved a share repurchase program, which was most recently increased by $400.0 million to $2,560.0 million on July 27, 2022. The Company may repurchase shares pursuant to the program by means of open market repurchases, directly negotiated repurchases or through agents acting pursuant to negotiated repurchase agreements. During the first three months of fiscal 2024, the Company purchased 1.0 million shares of the Company's Class A Common Stock for an aggregate of $100.1 million. As of June 30, 2023, the Company had approximately $755.9 million remaining under the repurchase program.
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

Indebtedness
Booz Allen Hamilton Inc. (“Booz Allen Hamilton”), Booz Allen Hamilton Investor Corporation (“Investor”), and certain wholly owned subsidiaries of Booz Allen Hamilton are parties to a Credit Agreement dated as of July 31, 2012, as amended (the “Credit Agreement”), with certain institutional lenders and Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Lender. As of June 30, 2023, the Credit Agreement provided Booz Allen Hamilton with a $1,619.1 million Term Loan A (“Term Loan A”) and a $1.0 billion revolving credit facility (the “Revolving Credit Facility”), with a sub-limit for letters of credit of $200.0 million. As of June 30, 2023, the maturity date of the Term Loan A and the Revolving Commitments is September 7, 2027. Voluntary prepayments of the Term Loan A and the Revolving Loans are permitted at any time, in minimum principal amounts, without premium or penalty. Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement were secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement and related documentation; such security was released in connection with Booz Allen Hamilton obtaining investment grade ratings from both Moody's and S&P. On September 7, 2022 (the “Ninth Amendment Effective Date”), the Term Loan B loans under the Credit Agreement were prepaid in full.
On July 27, 2023 (the “Amendment Effective Date”), Booz Allen Hamilton entered into a Tenth Amendment (the “Amendment”) to the Credit Agreement (as amended prior to the Amendment Effective Date, the “Existing Credit Agreement” and, as amended by the Amendment, the “Amended Credit Agreement”) with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”), and the lenders and other financial institutions party thereto, in order to make permanent certain changes to the Existing Credit Agreement in connection with Booz Allen Hamilton obtaining investment grade ratings from both Moody's and S&P and prepaying the Term Loan B loans in full and to make certain additional changes in connection therewith, including, among other things, (i) removing the requirements for the obligations under the Amended Credit Agreement to be secured, (ii) removing the requirement for any subsidiary or other affiliate of Booz Allen Hamilton (other than the Company) to provide any guarantee of the obligations under the Amended Credit Agreement and (iii) removing or modifying certain covenants applicable to Booz Allen Hamilton. Pursuant to the Amendment, all guarantees in respect of the Existing Credit Agreement have been released.
On the Amendment Effective Date in connection with the Amendment, the Company entered into a Guarantee Agreement (the “Guarantee Agreement”) in favor of the Administrative Agent, pursuant to which the Company guarantees on an unsecured basis the obligations of Booz Allen Hamilton under the Amended Credit Agreement subject to certain conditions. Pursuant to the Amended Credit Agreement Booz Allen Hamilton has the option, though not any obligation, to join one or more of its domestic subsidiaries as a guarantor under the Guarantee Agreement.
The Term Loan A amortizes in consecutive quarterly installments in an amount equal to (i) on the last business day of each full fiscal quarter that begins after the Ninth Amendment Effective Date but on or before the two year anniversary of the Ninth Amendment Effective Date, 0.625% of the stated principal amount of the Term Loan A and (ii) on the last business day of each full fiscal quarter that begins after the two year anniversary of the Ninth Amendment Effective Date but before the five year anniversary of the Ninth Amendment Effective Date, 1.25% of the stated principal amount of the Term Loan A. The remaining balance of the Term Loan A will be payable upon maturity.
The rate at which the Term Loan A and the Revolving Loans bear interest is based, at Booz Allen Hamilton’s option, either on Term SOFR (subject to a 0.10% adjustment and a floor of zero) for the applicable interest period or a base rate (equal to the highest of (i) the administrative agent’s prime corporate rate, (ii) the overnight federal funds rate plus 0.50% and (iii) three-month Term SOFR (subject to a 0.10% adjustment and a floor of zero) plus 1.00%), in each case plus an applicable margin, payable at the end of the applicable interest period and in any event at least quarterly. The applicable margin for the Term Loan A and the Revolving Loans ranges from 1.00% to 2.00% for Term SOFR loans and zero to 1.00% for base rate loans, in each case based on the lower of (i) the applicable rate per annum determined pursuant to a consolidated total net leverage ratio grid and (ii) the applicable rate per annum determined pursuant to a ratings grid. Unused Revolving Commitments are subject to a quarterly fee ranging from 0.10% to 0.35% based on the lower of (i) the applicable fee rate per annum determined pursuant to a consolidated total net leverage ratio grid and (ii) the applicable fee rate per annum determined pursuant to a ratings grid. Booz Allen Hamilton has also agreed to pay customary letter of credit and agency fees.
As of June 30, 2023 and March 31, 2023, the Company was contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that totaled $4.4 million and $6.1 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At both June 30, 2023 and March 31, 2023, approximately $1.3 million of these instruments reduced the available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $7.5 million facility of which $4.4 million and $2.7 million were available to the Company at June 30, 2023 and March 31, 2023, respectively.
The Company occasionally borrows under the Revolving Credit Facility for our working capital needs. During the three months ended June 30, 2023, the Company accessed a total of $75.0 million of its $1.0 billion Revolving Credit Facility, which was repaid in the beginning of the second quarter of fiscal 2024. As of March 31, 2023, there was no outstanding balance on the Revolving Credit Facility.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. In addition, Booz Allen Hamilton is required to meet a financial covenant at each quarter end based on a consolidated net total leverage ratio. As of June 30, 2023 and March 31, 2023, Booz Allen Hamilton was in compliance with all financial covenants associated with its debt and debt-like instruments. In connection with Booz Allen Hamilton obtaining investment grade ratings from both Moody's and S&P, activities restricted by certain negative covenants are permitted subject to pro forma compliance with the financial covenants and no events of default having occurred and continuing.
The following table summarizes interest payments made on the Company’s term loans:

	Three Months Ended June 30,
	2023	2022
Term Loan A	$26,091	$6,319
Term Loan B	—	2,417
Total	$26,091	$8,736
Borrowings under the Term Loan A, and if used, the Revolving Credit Facility, incur interest at a variable rate. As of June 30, 2023, Booz Allen Hamilton had interest rate swaps with an aggregate notional amount of $550.0 million. These instruments hedge the variability of cash outflows for interest payments on the Term Loans and Revolving Credit Facility. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense (See Note 9, “Derivatives,” to our condensed consolidated financial statements).
Senior Notes
For information on the terms, conditions, and restrictions of the Company's 4.000% Senior Notes due July 1, 2029 (the “Senior Notes due 2029”) and 3.875% Senior Notes due 2028 (the “Senior Notes due 2028”, and, together with the Senior Notes due 2029, the “Senior Notes”), see Note 10, “Debt,” of the Company’s consolidated financial statements included in the fiscal 2023 Form 10-K.
In connection with Booz Allen Hamilton obtaining investment grade ratings from both Moody's and S&P, certain negative covenants in the indentures governing the Senior Notes were suspended, and guarantees of the Senior Notes were released.
Capital Structure and Resources
Our stockholders’ equity amounted to $1,017.1 million as of June 30, 2023, an increase of $25.1 million, compared to stockholders’ equity of $992.0 million as of March 31, 2023. The increase was primarily due to net income of $161.4 million and stock-based compensation expense of $17.7 million during the three months ended June 30, 2023, partially offset by $113.0 million in treasury stock resulting from the repurchase of shares of our Class A Common Stock, and $62.5 million in quarterly dividend payments for the three months ended June 30, 2023.
Capital Expenditures
Since we do not own any of our facilities, our capital expenditure requirements primarily relate to the purchase of computers, management systems, furniture, and leasehold improvements to support our operations. Direct facility and equipment costs billed to clients are not treated as capital expenses. Our capital expenditures for the three months ended June 30, 2023 and 2022 were $10.5 million and $13.7 million, respectively.
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
•misconduct or other improper activities from our employees or subcontractors, including the improper access, use or release of our or our clients' sensitive or classified information;
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
•the impact of ESG-related risks and climate change generally on our and our clients' businesses and operations; and
•other risks and factors listed under “Item 1A. Risk Factors” and elsewhere in this Quarterly Report, as well as those listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2023.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
During the first quarter of fiscal 2024, the Company modified its interest rate swap agreements to transition from LIBOR-indexed to term SOFR-indexed periodic swap payments to align with interest payments in connection with its term SOFR-indexed debt. See Note 9, “Derivatives,” to the condensed consolidated financial statements for further information on the interest rate swap agreements.
Other than the transition noted above there have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the information disclosed in the Quantitative and Qualitative Disclosures About Market Risk section in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 filed with the Securities and Exchange Commission on May 26, 2023.
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of June 30, 2023 and March 31, 2023, there were no material amounts accrued in the condensed consolidated financial statements related to these proceedings.
On June 7, 2017, Booz Allen Hamilton was informed that the U.S. Department of Justice (“DOJ”) was conducting a civil and criminal investigation of the Company. In connection with the investigation, the DOJ requested information from the Company relating to certain elements of the Company’s cost accounting and indirect cost charging practices with the U.S. government. The investigation resulted from a qui tam lawsuit filed on or about September 26, 2016 in the United States District Court for the District of Columbia pursuant to the qui tam provisions of the civil False Claims Act (the “Civil Action”), which lawsuit was under judicial seal until July 21, 2023. After learning of the investigation, the Company engaged a law firm experienced in these matters to represent the Company in connection with this matter and respond to the government's requests. As is commonly the case with this type of matter, the Company was also contacted by other regulatory agencies and bodies, including the SEC, which notified the Company that it was conducting an investigation that the Company believes related to the matters that were also the subject of the DOJ's investigation.
On May 12, 2021, the Company was informed that the DOJ closed its criminal investigation.
On July 21, 2023, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with the United States of America, acting through the DOJ and on behalf of the Department of Defense and Defense Contract Management Agency (collectively the “United States”), and Relator Sarah A. Feinberg, to resolve the DOJ’s civil investigation and the Civil Action. The Company entered into the Settlement Agreement to avoid the delay, uncertainty and expense of protracted litigation. The Settlement Agreement contains no admission of liability by the Company.
Under the terms of the Settlement Agreement, the Company agreed to pay to the United States $377.5 million (the “Settlement Amount”), which the Company accrued as a reserve for this matter as of June 30, 2023. The Company paid the Settlement Amount with cash on hand and by drawing on its revolving credit facility. The Company had previously recorded a $350.0 million reserve relating to this investigation and had previously disclosed that it believed the range of reasonably possible loss in connection with the investigation to be between $350 million and $378 million. Following the United States’ receipt of the Settlement Amount, the Company was released from any civil or administrative monetary claims under the civil False Claims Act and other specified civil statutes and common law theories of liability for certain elements of the Company’s cost accounting and indirect cost charging practices from April 1, 2011 through March 31, 2021, and the claim brought in the Civil Action was dismissed with prejudice.
On July 27, 2023, the Company was informed that the SEC concluded its investigation without recommending an enforcement action.
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
Item 1A.    Risk Factors
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 filed with the Securities and Exchange Commission on May 26, 2023.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table shows the share repurchase activity for each of the three months in the quarter ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 2023	421,941	$94.80	421,941	$815,893,342
May 2023	423,565	$94.52	423,565	$775,857,405
June 2023	196,062	$102.01	196,062	$755,857,452
Total	1,041,568		1,041,568
(1) On December 12, 2011, the Board of Directors approved a share repurchase program, which was most recently increased by $400.0 million to $2,560.0 million on July 27, 2022. A special committee of the Board of Directors was appointed to evaluate market conditions and other relevant factors and initiate repurchases under the program from time to time. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. The above table does not factor in any increases to the share repurchase program subsequent to June 30, 2023.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
On July 27, 2023, Booz Allen Hamilton entered into a Tenth Amendment (the “Amendment”) to the Credit Agreement with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”), and the lenders and other financial institutions party thereto. On July 27, 2023, in connection with the Amendment, the Company entered into a Guarantee Agreement (the “Guarantee Agreement”) in favor of the Administrative Agent. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness.” The description of the Amendment and the Guarantee Agreement does not purport to be complete and is qualified in its entirety by reference to the Amendment and the Guarantee Agreement, which are filed as Exhibits 10.1 and 10.2 hereto.

Item 6.    Exhibits

Exhibit Number	Description

10.1
Tenth Amendment to Credit Agreement, dated as of July 27, 2023, among Booz Allen Hamilton Inc., as borrower, Bank of America, N.A., as administrative agent and the other lenders and financial institutions party thereto.*

10.2	Guarantee Agreement, dated as of July 27, 2023, made by Booz Allen Hamilton Holding Corporation in favor of Bank of America, N.A., as administrative agent.*
10.3
Settlement Agreement, dated as of July 21, 2023, by and among the United States of America, acting through the United States Department of Justice and on behalf of the Department of Defense and the Defense Contract Management Agency, Relator Sarah A. Feinberg, and Booz Allen Hamilton Holding Corporation.*

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
101
The following materials from Booz Allen Hamilton Holding Corporation’s Quarterly Report on Form 10-Q for the three and three months ended June 30, 2023 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2023 and March 31, 2023; (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2023 and 2022; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2023 and 2022; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2023 and 2022; and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
___________________________________
*    Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Booz Allen Hamilton Holding Corporation
Registrant

Date: July 28, 2023	By:	/s/ Matthew A. Calderone
Matthew A. Calderone Executive Vice President and Chief Financial Officer (Principal Financial Officer)