Form 10-Q
period 2023-09-30
Booz Allen Hamilton Holding Corp
filed 2023-10-27
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of 10/24/2023
Class A Common Stock	130,381,202

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	September 30, 2023	March 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$557,296	$404,862
Accounts receivable, net	2,009,847	1,774,830
Prepaid expenses and other current assets	133,412	108,366
Total current assets	2,700,555	2,288,058
Property and equipment, net of accumulated depreciation	178,914	195,186
Operating lease right-of-use assets	169,640	187,798
Intangible assets, net of accumulated amortization	637,787	685,615
Goodwill	2,343,789	2,338,399
Deferred tax assets	833,597	573,780
Other long-term assets	298,327	281,816
Total assets	$7,162,609	$6,550,652
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$41,250	$41,250
Accounts payable and other accrued expenses	1,056,369	1,316,640
Accrued compensation and benefits	435,576	445,205
Operating lease liabilities	46,141	51,238
Other current liabilities	26,405	42,721
Total current liabilities	1,605,741	1,897,054
Long-term debt, net of current portion	3,389,152	2,770,895
Operating lease liabilities, net of current portion	180,031	198,144
Income tax reserves	769,755	552,623
Other long-term liabilities	145,800	139,934
Total liabilities	6,090,479	5,558,650
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, Class A - $0.01 par value - authorized, 600,000,000 shares; issued, 166,669,125 shares at September 30, 2023 and 165,872,332 shares at March 31, 2023; outstanding, 130,573,866 shares at September 30, 2023 and 131,637,588 shares at March 31, 2023	1,667	1,659
Treasury stock, at cost — 36,095,259 shares at September 30, 2023 and 34,234,744 shares at March 31, 2023	(2,054,418)	(1,859,905)
Additional paid-in capital	834,042	769,460
Retained earnings	2,258,947	2,051,455
Accumulated other comprehensive income	31,892	29,333
Total stockholders’ equity	1,072,130	992,002
Total liabilities and stockholders’ equity	$7,162,609	$6,550,652

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Revenue	$2,666,282	$2,298,976	$5,320,768	$4,548,576
Operating costs and expenses:
Cost of revenue	1,232,712	1,057,450	2,484,628	2,132,423
Billable expenses	824,788	684,941	1,637,092	1,359,207
General and administrative expenses	300,886	293,612	614,887	546,676
Depreciation and amortization	40,907	39,052	82,754	79,154
Total operating costs and expenses	2,399,293	2,075,055	4,819,361	4,117,460
Operating income	266,989	223,921	501,407	431,116
Interest expense	(44,756)	(28,342)	(80,230)	(52,997)
Other income, net	3,556	26,460	5,480	23,502
Income before income taxes	225,789	222,039	426,657	401,621
Income tax expense	55,071	51,258	94,551	92,747
Net income	170,718	170,781	332,106	308,874
Net loss attributable to non-controlling interest	—	151	—	342
Net income attributable to common stockholders	$170,718	$170,932	$332,106	$309,216
Earnings per common share (Note 4):
Basic	$1.29	$1.28	$2.52	$2.32
Diluted	$1.29	$1.28	$2.51	$2.31
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Amounts in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Net income	$170,718	$170,781	$332,106	$308,874
Other comprehensive income, net of tax:
Change in unrealized gain on derivatives designated as cash flow hedges	(416)	7,801	3,325	13,560
Change in postretirement plan costs	(383)	(2)	(766)	(4)
Total other comprehensive income, net of tax	(799)	7,799	2,559	13,556
Comprehensive income	169,919	178,580	334,665	322,430
Comprehensive loss attributable to non-controlling interest	—	151	—	342
Comprehensive income attributable to common stockholders	$169,919	$178,731	$334,665	$322,772

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in thousands)	Six Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income	$332,106	$308,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,754	79,154
Noncash lease expense	28,059	27,558
Stock-based compensation expense	37,510	32,222
Amortization of debt issuance costs	2,245	2,287
Loss on debt extinguishment	965	10,251
Losses (gains) on dispositions, and other	1,408	(30,151)
Changes in assets and liabilities:
Accounts receivable, net	(235,244)	(39,358)
Deferred income taxes and income taxes receivable / payable	(67,978)	(130,843)
Prepaid expenses and other current and long-term assets	(22,149)	(15,885)
Accrued compensation and benefits	5,553	(26,629)
Accounts payable and other accrued expenses	(260,873)	41,453
Other current and long-term liabilities	(23,273)	(31,841)
Net cash (used in) provided by operating activities	(118,917)	227,092
Cash flows from investing activities
Purchases of property, equipment, and software	(27,436)	(29,734)
Payments for business acquisitions and dispositions	(406)	—
Payments for cost method investments	(9,160)	—
Proceeds from sale of businesses	—	44,063
Net cash (used in) provided by investing activities	(37,002)	14,329
Cash flows from financing activities
Proceeds from issuance of common stock	13,947	12,052
Stock option exercises	13,133	7,992
Repurchases of common stock	(209,187)	(103,266)
Cash dividends paid	(125,122)	(115,897)
Repayments on revolving credit facility, term loans, and Senior Notes	(520,625)	(396,443)
Net proceeds from debt issuance	636,207	414,751
Proceeds from revolving credit facility	500,000	—
Net cash provided by (used in) financing activities	308,353	(180,811)
Net increase in cash and cash equivalents	152,434	60,610
Cash and cash equivalents––beginning of period	404,862	695,910
Cash and cash equivalents––end of period	$557,296	$756,520
Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$78,098	$42,936
Income taxes	$144,720	$215,767
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands, except share data)	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	166,521,283	$1,665	(35,404,913)	$(1,972,886)	$805,240	$2,150,361	$32,691	$1,017,071
Issuance of common stock	107,930	1	—	—	7,021	—	—	7,022
Stock options exercised	39,912	1	—	—	1,956	—	—	1,957
Repurchase of common stock	—	—	(690,346)	(81,532)	—	—	—	(81,532)
Net income	—	—	—	—	—	170,718	—	170,718
Other comprehensive income, net of tax	—	—	—	—	—	—	(799)	(799)
Dividends declared of $0.47 per share of common stock	—	—	—	—	—	(62,132)	—	(62,132)
Stock-based compensation expense	—	—	—	—	19,825	—	—	19,825
Balance at September 30, 2023	166,669,125	$1,667	(36,095,259)	$(2,054,418)	$834,042	$2,258,947	$31,892	$1,072,130

Balance at March 31, 2023	165,872,332	$1,659	(34,234,744)	$(1,859,905)	$769,460	$2,051,455	$29,333	$992,002
Issuance of common stock	504,499	5	—	—	13,942	—	—	13,947
Stock options exercised	292,294	3	—	—	13,130	—	—	13,133
Repurchase of common stock (1)	—	—	(1,860,515)	(194,513)	—	—	—	(194,513)
Net income	—	—	—	—	—	332,106	—	332,106
Other comprehensive income, net of tax	—	—	—	—	—	—	2,559	2,559
Dividends declared of $0.94 per share of common stock	—	—	—	—	—	(124,614)	—	(124,614)
Stock-based compensation expense	—	—	—	—	37,510	—	—	37,510
Balance at September 30, 2023	166,669,125	$1,667	(36,095,259)	$(2,054,418)	$834,042	$2,258,947	$31,892	$1,072,130
(1) During the six months ended September 30, 2023, the Company purchased 1.7 million shares of the Company’s Class A Common Stock in a series of open market transactions for $180.1 million. Additionally, the Company repurchased shares for $13.2 million during the six months ended September 30, 2023 to cover the minimum statutory withholding taxes on restricted stock units that vested on various dates during the period.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands, except share data)	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	164,900,879	$1,650	(32,477,501)	$(1,693,012)	$679,632	$2,095,093	$14,342	$1,419	$1,099,124
Issuance of common stock	118,216	1	—	—	5,970	—	—	—	5,971
Stock options exercised	91,522	—	—	—	3,396	—	—	—	3,396
Repurchase of common stock	—	—	(318,157)	(29,869)	—	—	—	—	(29,869)
Net income	—	—	—	—	—	170,932	—	(151)	170,781
Other comprehensive income, net of tax	—	—	—	—	—	—	7,799	—	7,799
Dividends declared of $0.43 per share of common stock	—	—	—	—	—	(57,073)	—	—	(57,073)
Stock-based compensation expense	—	—	—	—	18,406	—	—	—	18,406
Contribution to non-controlling interest					(784)			784	—
Balance at September 30, 2022	165,110,617	$1,651	(32,795,658)	$(1,722,881)	$706,620	$2,208,952	$22,141	$2,052	$1,218,535

Balance at March 31, 2022	164,372,545	$1,646	(31,788,197)	$(1,635,454)	$656,222	$2,015,071	$8,585	$651	$1,046,721
Issuance of common stock	503,225	4	—	—	12,048	—	—	—	12,052
Stock options exercised	234,847	1	—	—	7,991	—	—	—	7,992
Repurchase of common stock (2)	—	—	(1,007,461)	(87,427)	—	—	—	—	(87,427)
Net income	—	—	—	—	—	309,216	—	(342)	308,874
Other comprehensive income, net of tax	—	—	—	—	—	—	13,556	—	13,556
Dividends declared of $0.86 per share of common stock	—	—	—	—	—	(115,335)	—	—	(115,335)
Stock-based compensation expense	—	—	—	—	32,102	—	—	—	32,102
Contribution to non-controlling interest	—	—	—	—	(1,743)	—	—	1,743	—
Balance at September 30, 2022	165,110,617	$1,651	(32,795,658)	$(1,722,881)	$706,620	$2,208,952	$22,141	2,052	1,218,535
(2) During the six months ended September 30, 2022, the Company purchased 0.9 million shares of the Company’s Class A Common Stock in a series of open market transactions for $76.4 million. Additionally, the Company repurchased shares for $11.0 million during the six months ended September 30, 2022 to cover the minimum statutory withholding taxes on restricted stock units that vested on various dates during the period.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
1. Business Overview
Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or the Company, we, us, and our, was incorporated in Delaware in May 2008. The Company provides management and technology consulting, analytics, engineering, digital solutions, mission operations, and cyber services to U.S. and international governments, major corporations, and not-for-profit organizations. The Company reports operating results and financial data in one reportable segment. The Company is headquartered in McLean, Virginia, with approximately 33,100 employees as of September 30, 2023.
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the information contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2023. The interim period unaudited condensed consolidated financial statements are presented as described below. Certain information and disclosures normally required for annual financial statements have been condensed or omitted pursuant to GAAP and SEC rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation of the results of the interim periods presented have been included. The Company’s fiscal year ends on March 31 and, unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31. The results of operations for the six months ended September 30, 2023 are not necessarily indicative of results to be expected for the full fiscal year.
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
Investments in Variable Interest Entities and Other Investments
The Company invests in certain companies that advance or develop new technologies applicable to its business. Each investment is evaluated for consolidation under the variable interest entities model and/or the voting interest model. The results of these investments are not material to the unaudited condensed and consolidated financial statements for the periods presented. The Company uses the equity method to account for investments in entities that it does not control if it is otherwise able to exert significant influence over the entities' operating and financial policies. Equity investments in entities over which the Company does not have the ability to exercise significant influence and whose securities do not have a readily determinable fair value are accounted for under the measurement alternative. As of September 30, 2023 and March 31, 2023, respectively, the total of equity and other investments related to unconsolidated entities included in other long term assets of the Company’s condensed consolidated balance sheet were $32.9 million and $23.1 million.
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
Recent Accounting Pronouncements Not Yet Adopted
Accounting and reporting pronouncements effective after September 30, 2023 and issued through the filing date are not expected to have a material impact on the Company's condensed consolidated financial statements.
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
Contract Estimates
We recognize revenue for many of our contracts under a contract cost-based input method and require an Estimate-at-Completion (“EAC”) process, which management uses to review and monitor the progress towards the completion of our performance obligations. Under this process, management considers various inputs and assumptions related to the EAC, including, but not limited to, progress towards completion, labor costs and productivity, material and subcontractor costs, and identified risks. Estimating the total cost at the completion of our performance obligations is subjective and requires management to make assumptions about future activity and cost drivers under the contract. Changes in these estimates can occur for a variety of reasons and, if significant, may impact the profitability of the Company’s contracts. Changes in estimates related to contracts accounted for under the EAC process are recognized on a cumulative catch-up basis in the period when such changes are determinable and reasonably estimable. If the estimate of contract profitability indicates an anticipated loss on a contract, the Company recognizes the total loss at the time it is identified. For each of the three and six months ended September 30, 2023 and 2022, the aggregate impact of adjustments in contract estimates was not material.
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
The table below presents the total revenue for each type of contract:

	Three Months Ended September 30,				Six Months Ended September 30,
	2023		2022		2023		2022
Cost-reimbursable	$1,463,949	55%	$1,201,407	52%	$2,914,133	55%	$2,392,235	53%
Time-and-materials	638,607	24%	564,438	25%	1,274,340	24%	1,110,340	24%
Fixed-price	563,726	21%	533,131	23%	1,132,295	21%	1,046,001	23%
Total Revenue	$2,666,282	100%	$2,298,976	100%	$5,320,768	100%	$4,548,576	100%
Revenue by Customer Type:

	Three Months Ended September 30,				Six Months Ended September 30,
	2023		2022		2023		2022
U.S. government(1):
Defense Clients	$1,270,135	48%	$1,028,275	45%	$2,494,452	47%	$2,056,086	45%
Intelligence Clients	444,982	17%	425,874	18%	921,479	17%	829,997	18%
Civil Clients	916,069	34%	781,279	34%	1,821,029	34%	1,535,939	34%
Total U.S. government	2,631,186	99%	2,235,428	97%	5,236,960	98%	4,422,022	97%
Global Commercial Clients	35,096	1%	63,548	3%	83,808	2%	126,554	3%
Total Revenue	$2,666,282	100%	$2,298,976	100%	$5,320,768	100%	$4,548,576	100%
(1) Certain contracts were reassigned between the various verticals of our U.S. government business shown in the table above to better align our operations to the customers we serve within each market. Prior year revenue by customer type has been recast to reflect the changes.
Revenue by Whether the Company Acts as a Prime Contractor or a Subcontractor:

	Three Months Ended September 30,				Six Months Ended September 30,
	2023		2022		2023		2022
Prime Contractor	$2,537,085	95%	$2,179,375	95%	$5,054,643	95%	$4,310,670	95%
Subcontractor	129,197	5%	119,601	5%	266,125	5%	237,906	5%
Total Revenue	$2,666,282	100%	$2,298,976	100%	$5,320,768	100%	$4,548,576	100%
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
As of September 30, 2023 and March 31, 2023, the Company had $9.8 billion and $7.9 billion of remaining performance obligations, respectively. We expect to recognize approximately 75% of the remaining performance obligations at September 30, 2023 as revenue over the next 12 months, and approximately 85% over the next 24 months. The remainder is expected to be recognized thereafter.
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

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Contract assets primarily consist of unbilled receivables typically resulting from revenue recognized exceeding the amount billed to the customer and right to payment is not just subject to the passage of time. Unbilled amounts represent revenues for which billings have not been presented to customers. These amounts are generally billed and collected within one year subject to various conditions including, without limitation, appropriated and available funding. Long-term unbilled receivables not anticipated to be billed and collected within one year, which are primarily related to retainage, holdbacks, and long-term rate settlements to be billed at contract closeout, are included in other long-term assets in the accompanying condensed consolidated balance sheets. Contract liabilities primarily consist of advance payments, billings in excess of costs incurred and deferred revenue. Contract assets and liabilities are reported on a net contract basis at the end of each reporting period. The Company maintains an allowance for credit losses to provide for an estimate of uncollectible receivables. Provision for credit losses recognized was not material for the three and six months ended September 30, 2023 and 2022.
The following table summarizes the contract assets and liabilities, and accounts receivable, net of allowance recognized on the Company’s condensed consolidated balance sheets:

	September 30, 2023	March 31, 2023
Current assets
Accounts receivable–billed	$678,241	$551,666
Accounts receivable–unbilled (contract assets)	1,331,785	1,223,482
Allowance for credit losses	(179)	(318)
Accounts receivable, net	2,009,847	1,774,830
Other long-term assets
Accounts receivable–unbilled (contract assets)	59,653	59,455
Total accounts receivable, net	$2,069,500	$1,834,285
Other current liabilities
Advance payments, billings in excess of costs incurred and deferred revenue (contract liabilities)	$14,918	$18,995
Changes in contract assets and contract liabilities are primarily due to the timing difference between the Company’s performance of services and payments from customers. For the three months ended September 30, 2023 and 2022, we recognized revenue of $1.7 million and $3.7 million, respectively, and for the six months ended September 30, 2023 and 2022, we recognized revenue of $16.2 million and $20.0 million, respectively, related to our contract liabilities on April 1, 2023 and 2022, respectively. To determine revenue recognized from contract liabilities during the reporting periods, the Company allocates revenue to individual contract liability balances and applies revenue recognized during the reporting periods first to the beginning balances of contract liabilities until the revenue exceeds the balances.
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
The Company currently has outstanding shares of Class A Common Stock. Holders of unvested Class A Restricted Common Stock are entitled to participate in non-forfeitable dividends or other distributions (“participating securities”). These unvested restricted shares participated in the Company's dividends declared and paid in the second quarter of fiscal 2024 and 2023. As such, EPS is calculated using the two-class method whereby earnings are reduced by distributed earnings as well as any available undistributed earnings allocable to holders of these unvested restricted shares. A reconciliation of the income used to compute basic and diluted EPS for the periods presented are as follows:

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Numerator (1):
Earnings for basic computations	$169,277	$169,543	$329,428	$306,933
Earnings for diluted computations	$169,280	$169,546	$329,434	$306,939
Denominator:
Weighted-average common stock shares outstanding, basic	130,792,215	132,266,373	130,913,026	132,317,689
Dilutive stock options and restricted stock	340,930	462,872	424,887	551,452
Weighted-average common stock shares outstanding, diluted (2)	131,133,145	132,729,245	131,337,913	132,869,141
Earnings per common share:
Basic	$1.29	$1.28	$2.52	$2.32
Diluted (2)	$1.29	$1.28	$2.51	$2.31
(1)    The difference between earnings for basic and diluted computations and net income presented on the condensed consolidated statements of operations is due to undistributed earnings and dividends allocated to the participating securities. There were approximately 1.1 million of participating securities for the three months ended September 30, 2023 and 2022, respectively, and 1.1 million and 1.0 million shares of participating securities for the six months ended September 30, 2023 and 2022, respectively.
(2)    The impact of anti-dilutive options excluded from the calculation of EPS was not material during the periods presented.
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

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
The acquisition was accounted for under the acquisition method of accounting, which requires the total acquisition consideration to be allocated to the assets acquired and liabilities assumed based on an estimate of the acquisition date fair value, with the difference reflected in goodwill. During the first quarter of fiscal 2024, the Company completed the determination of fair values of the acquired assets and liabilities assumed. Pro forma results of operations for this acquisition are not presented because the acquisition is not material to the Company's consolidated results of operations.
Goodwill
As of September 30, 2023 and March 31, 2023, goodwill was $2,343.8 million and $2,338.4 million, respectively. The $5.4 million increase in the carrying amount of goodwill was attributable the Company's finalization of the accounting for the acquisition of EverWatch.
Intangible Assets
Intangible assets consisted of the following:

	September 30, 2023			March 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Programs and contract assets, channel relationships, and other amortizable intangible assets	$591,894	$203,365	$388,529	$599,794	$169,316	$430,478
Software	141,301	82,243	59,058	134,152	69,215	64,937
Total amortizable intangible assets	$733,195	$285,608	$447,587	$733,946	$238,531	$495,415
Unamortizable intangible assets:
Trade name	$190,200	$—	$190,200	$190,200	$—	$190,200
Total	$923,395	$285,608	$637,787	$924,146	$238,531	$685,615
The decrease in the gross carrying value of intangible assets was primarily attributable to a $7.9 million adjustment related to the Company's finalization of the accounting for the acquisition of EverWatch in the first quarter of fiscal 2024.
6. Accounts Payable and Other Accrued Expenses
Accounts payable and other accrued expenses consisted of the following:

	September 30, 2023	March 31, 2023
Vendor payables	$603,188	$597,808
Accrued expenses	453,181	718,832
Total accounts payable and other accrued expenses	$1,056,369	$1,316,640
Accrued expenses consisted primarily of the Company’s provision for claimed indirect costs (approximately $328.9 million and $326.7 million as of September 30, 2023 and March 31, 2023, respectively). Accrued expenses at March 31, 2023 also included a $350.0 million reserve associated with the settlement of the U.S. Department of Justice's investigation of the Company which was subsequently settled and paid in the second quarter of fiscal 2024. See Note 15, “Commitments and Contingencies,” to the condensed consolidated financial statements for further discussion of these items.
7. Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following:

	September 30, 2023	March 31, 2023
Bonus	$64,810	$120,023
Retirement	100,203	52,480
Vacation	217,421	203,627
Other	53,142	69,075
Total accrued compensation and benefits	$435,576	$445,205

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
8. Debt
Debt consisted of the following:

	September 30, 2023		March 31, 2023
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Term Loan A	6.67%	$1,608,750	5.97%	$1,629,375
Senior Notes due 2028	3.88%	700,000	3.88%	700,000
Senior Notes due 2029	4.00%	500,000	4.00%	500,000
Senior Notes due 2033	5.95%	650,000		—
Less: Unamortized debt issuance costs and discount on debt		(28,348)		(17,230)
Total		3,430,402		2,812,145
Less: Current portion of long-term debt		(41,250)		(41,250)
Long-term debt, net of current portion		$3,389,152		$2,770,895
Credit Agreement
Booz Allen Hamilton Inc. (“Booz Allen Hamilton”), Booz Allen Hamilton Investor Corporation (“Investor”), and certain wholly owned subsidiaries of Booz Allen Hamilton are parties to a Credit Agreement dated as of July 31, 2012, as amended (the “Credit Agreement”), with certain institutional lenders and Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Lender. As of September 30, 2023, the Credit Agreement provided Booz Allen Hamilton with a $1,608.8 million Term Loan A (“Term Loan A”) and a $1.0 billion revolving credit facility (the “Revolving Credit Facility”), with a sub-limit for letters of credit of $200.0 million. As of September 30, 2023, the maturity date of the Term Loan A and the Revolving Commitments is September 7, 2027. Voluntary prepayments of the Term Loan A and the Revolving Loans are permitted at any time, in minimum principal amounts, without premium or penalty. Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement were secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement and related documentation; such security was released in connection with Booz Allen Hamilton obtaining investment grade ratings from both Moody's and S&P. On September 7, 2022 (the “Ninth Amendment Effective Date”), the previously outstanding Term Loan B loans under the Credit Agreement were prepaid in full.
On July 27, 2023 (the “Tenth Amendment Effective Date”), Booz Allen Hamilton entered into a Tenth Amendment (the “Amendment”) to the Credit Agreement (as amended prior to the Tenth Amendment Effective Date, the “Existing Credit Agreement” and, as amended by the Amendment, the “Amended Credit Agreement”) with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”), and the lenders and other financial institutions party thereto, in order to make permanent certain changes to the Existing Credit Agreement in connection with Booz Allen Hamilton obtaining investment grade ratings from both Moody's and S&P and prepaying the Term Loan B loans in full and to make certain additional changes in connection therewith, including, among other things, (i) removing the requirements for the obligations under the Amended Credit Agreement to be secured, (ii) removing the requirement for any subsidiary or other affiliate of Booz Allen Hamilton (other than the Company) to provide any guarantee of the obligations under the Amended Credit Agreement, and (iii) removing or modifying certain covenants applicable to Booz Allen Hamilton. Pursuant to the Amendment, all guarantees in respect of the Existing Credit Agreement have been released. The Amendment did not impact any of the terms of the Credit Agreement related to amortization or payments.
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
The Company occasionally borrows under the Revolving Credit Facility for our working capital needs. During the first and second quarters of fiscal 2024, we borrowed $500.0 million on our Revolving Credit Facility for our working capital needs, which was subsequently repaid in the second quarter of fiscal 2024. As of March 31, 2023 and September 30, 2023, respectively, there was no outstanding balance on the Revolving Credit Facility.
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. In addition, Booz Allen Hamilton is required to meet a financial covenant at each quarter end based on a consolidated net total leverage ratio. As of September 30, 2023 and March 31, 2023, Booz Allen Hamilton was in compliance with all financial covenants associated with its debt and debt-like instruments. In connection with Booz Allen Hamilton obtaining investment grade ratings from both Moody's and S&P, activities restricted by certain negative covenants are permitted subject to pro forma compliance with the financial covenants and no events of default having occurred and continuing.
The following table summarizes interest payments made on the Company’s term loans:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Term Loan A	$27,007	$7,846	$53,098	$14,165
Term Loan B	$—	$2,793	$—	$5,209
Total	$27,007	$10,639	$53,098	$19,374
Borrowings under the Term Loan A, and if used, the Revolving Credit Facility, incur interest at a variable rate. As of September 30, 2023, Booz Allen Hamilton had interest rate swaps with an aggregate notional amount of $550.0 million. These instruments hedge the variability of cash outflows for interest payments on the Term Loans and Revolving Credit Facility. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense (See Note 9, “Derivatives,” to our condensed consolidated financial statements).
Senior Notes
For information on the terms, conditions, and restrictions of Booz Allen Hamilton's 4.000% Senior Notes due July 1, 2029 (the “Senior Notes due 2029”) and 3.875% Senior Notes due September 1, 2028 (the “Senior Notes due 2028”), see Note 10, “Debt,” of the Company’s consolidated financial statements included in the fiscal 2023 Annual Report on Form 10-K.
In connection with Booz Allen Hamilton obtaining investment grade ratings from both Moody's and S&P, certain negative covenants in the indentures governing the Senior Notes were suspended, and guarantees of the Senior Notes were released.
On August 4, 2023, Booz Allen Hamilton completed an offering of $650.0 million aggregate principal amount of its 5.950% senior unsecured notes due August 4, 2033 (the “Senior Notes due 2033”, and, together with the Senior Notes due 2028 and Senior Notes due 2029, the “Senior Notes”). The Senior Notes due 2033 were issued pursuant to an Indenture, dated as of August 4, 2023 (the “Base Indenture”), among Booz Allen Hamilton, Booz Allen Hamilton Holding Corporation, and U.S. Bank Trust Company, National Association, as trustee, as supplemented by the First Supplemental Indenture, dated as of August 4, 2023 (the “Supplemental Indenture” and, together with the Base Indenture, the “Indenture”). The Indenture contains certain covenants, events of default, and other customary provisions. The Senior Notes due 2033 are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Booz Allen Hamilton Holding Corporation, pursuant to the Indenture.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Interest Expense
Interest on debt and debt-like instruments consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Term Loan A Interest Expense	27,312	12,118	53,415	18,477
Term Loan B Interest Expense	—	2,757	—	5,186
Revolving Credit Facility Interest Expense	1,420	—	1,438	—
Senior Notes Interest Expense	18,012	11,781	29,793	23,562
Amortization of Debt Issuance Cost (DIC) and Original Issue Discount (OID) (1)	1,218	1,126	2,245	2,287
Interest Swap (Income) Expense	(3,702)	397	(7,271)	3,228
Other	496	163	610	257
Total Interest Expense	$44,756	$28,342	$80,230	$52,997
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
The following table summarizes the material terms of the Company’s outstanding interest rate swap derivative contracts as of September 30, 2023:

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
Derivative instruments are recorded in the condensed consolidated balance sheet on a gross basis at estimated fair value. As of September 30, 2023, $13.2 million and $4.7 million, were classified as other current assets and other long-term assets, respectively, on the condensed consolidated balance sheet. As of March 31, 2023, $11.2 million, $3.5 million and $1.4 million were classified as other current assets, other long-term assets and other long-term liabilities, respectively, on the condensed consolidated balance sheet.
For interest rate swaps designated as cash flow hedges, the changes in the fair value of derivatives are recorded in Accumulated Other Comprehensive Income, or AOCI, net of taxes, and is subsequently reclassified into interest expense, net in the period that the hedged forecasted interest payments are made on the Company's variable-rate debt. The effect of derivative instruments on the accompanying condensed consolidated financial statements for the three and six months ended September 30, 2023 and 2022 is as follows:

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

		Three Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	Location of Gain or Loss Recognized in Income on Derivatives	Amount of Pre-Tax Gain Recognized in AOCI on Derivatives		Amount of Pre-Tax Gain or (Loss) Reclassified from AOCI into Income (1)
		2023	2022	2023	2022
Interest rate swaps	Interest income (expense)	$3,173	$10,173	$3,702	$(388)
(1) The reclassifications from accumulated other comprehensive income to net income were reduced by tax (expense) benefit of ($1.0 million) and $0.1 million for the three months ended September 30, 2023 and 2022, respectively.

		Six Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	Location of Gain or Loss Recognized in Income on Derivatives	Amount of Pre-Tax Gain or (Loss) Recognized in AOCL on Derivatives		Amount of Pre-Tax Gain or (Loss) Reclassified from AOCL into Income (2)
		2023	2022	2023	2022
Interest rate swaps	Interest income (expense)	$11,772	$15,139	$7,271	$(3,219)
(2) The reclassifications from accumulated other comprehensive loss to net income was reduced by tax (expense) benefit of ($1.9 million) and $0.8 million for the six months ended September 30, 2023 and 2022, respectively.
Over the next 12 months, the Company estimates that $13.2 million will be reclassified as a decrease to interest expense. Cash flows associated with periodic settlements of interest rate swaps will be classified as operating activities in the condensed consolidated statement of cash flows.
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
10. Income Taxes
The Company’s effective income tax rates were 24.4% and 23.1% for the three months ended September 30, 2023 and 2022, respectively, and 22.2% and 23.1% for the six months ended September 30, 2023 and 2022, respectively. Our effective tax rates for these periods differ from the federal statutory rate of 21.0% primarily due to the inclusion of state and foreign income taxes and permanent rate differences, which are predominantly related to certain executive compensation and the accrual of reserves for uncertain tax positions, offset by research and development tax credits, excess tax benefits for employee share-based compensation, and the Foreign Derived Intangible Income deduction.
The Company is currently contesting tax assessments from the District of Columbia Office of Tax and Revenue (“DC OTR”) for fiscal years 2013 through 2015. The assessment relates to $11.7 million of taxes, net of federal tax benefits, as of September 30, 2023.
During fiscal 2022, the Company received notification that the District of Columbia Office of Administrative Hearings ruled in favor of the DC OTR. The Company is currently appealing the decision with the District of Columbia Court of Appeals. The Company intends to continue to vigorously defend this matter. Oral arguments occurred on September 26, 2023 and the Company continues to wait on further developments from the court.
The Company has taken similar tax positions with respect to subsequent fiscal years. As of September 30, 2023, the Company does not maintain reserves for any uncertain tax positions related to the contested tax benefits related to 2013 through 2015, nor does it maintain reserves for the similar tax positions taken in the subsequent fiscal years. Management continues to evaluate this position quarterly to determine if a change in estimate is needed. If an adverse final resolution were to occur with respect to the contested tax benefits or the similar tax positions taken for fiscal years 2013 through 2020, the total potential future tax expense that would arise would be approximately $40.4 million to $64.3 million, net of federal benefit.
During fiscal 2024, the Company expects to recognize an increase in reserves for uncertain tax positions related to an increase in research and development tax credits available, as in prior years, and the required capitalization of research and development expenditures which began in fiscal 2023. The unrecognized tax benefits related to the capitalization of research and development expenditures is expected to be offset by a deferred tax asset.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Tax Receivables and Payables
The Company has both income tax receivables and income tax payable on its condensed consolidated balance sheets as follows:

	September 30, 2023	March 31, 2023
Current income tax receivable	24,031	23,633
Long term income tax receivable	167,821	167,821
Current income tax payable	6,668	14,523
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
11. Employee Benefit Plans
The Company sponsors the Employees’ Capital Accumulation Plan (the “ECAP”) which is a qualified defined contribution plan that covers eligible U.S. and certain international employees. The ECAP provides for distributions to participants by reason of retirement, death, disability, or termination of employment. The Company provides an annual matching contribution of up to 6% of eligible annual compensation. Total expenses recognized for matching contributions under the ECAP were $53.6 million and $45.9 million for the three months ended September 30, 2023 and 2022, respectively, and $108.1 million and $92.1 million for the six months ended September 30, 2023 and 2022, respectively.
The Company also provides post-retirement healthcare benefits to former officers under a medical indemnity insurance plan, with premiums paid by the Company. As of September 30, 2023 and March 31, 2023, the unfunded status of the post-retirement medical plan was $107.1 million and $105.6 million, respectively, which is included in other long-term liabilities in the accompanying condensed consolidated balance sheets. Balance sheet and income statement impacts of any remaining benefit plans are immaterial for all periods presented in these condensed consolidated financial statements.
12. Accumulated Other Comprehensive Income
All amounts recorded in other comprehensive income are related to the Company's post-retirement plans and interest rate swaps designated as cash flow hedges. The following table shows the changes in accumulated other comprehensive loss, net of tax:

	Three Months Ended September 30, 2023			Six Months Ended September 30, 2023
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of period	$19,067	$13,624	$32,691	$19,450	$9,883	$29,333
Other comprehensive income before reclassifications(1)	—	2,344	2,344	—	8,700	8,700
Amounts reclassified from accumulated other comprehensive income	(383)	(2,760)	(3,143)	(766)	(5,375)	(6,141)
Net current-period other comprehensive (loss) income	(383)	(416)	(799)	(766)	3,325	2,559
End of period	$18,684	$13,208	$31,892	$18,684	$13,208	$31,892
(1) Changes in other comprehensive income before reclassification for derivatives designated as cash flow hedges are recorded net of tax expense of $0.8 million and $3.1 million for the three and six months ended September 30, 2023, respectively. The tax impact of other comprehensive income before reclassification for post-retirement plans for the three and six months ended September 30, 2023 was immaterial.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

	Three Months Ended September 30, 2022			Six Months Ended September 30, 2022
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of period	$8,809	$5,533	$14,342	$8,811	$(226)	$8,585
Other comprehensive income before reclassifications(2)	—	7,514	7,514	(1)	11,181	11,180
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	287	285	(3)	2,379	2,376
Net current-period other comprehensive (loss) income	(2)	7,801	7,799	(4)	13,560	13,556
End of period	$8,807	$13,334	$22,141	$8,807	$13,334	$22,141
(2) Changes in other comprehensive income before reclassification for derivatives designated as cash flow hedges are recorded net of tax expense of $2.7 million and $4.0 million for the three and six months ended September 30, 2022. The tax impact of other comprehensive income before reclassification for post-retirement plans for the three and six months ended September 30, 2022 was immaterial.
13. Stock-Based Compensation
The following table summarizes stock-based compensation expense recognized in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$9,038	$9,654	$16,952	$17,136
General and administrative expenses	10,787	8,872	20,558	15,086
Total	$19,825	$18,526	$37,510	$32,222
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

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Equity Incentive Plan Options	$374	$681	$694	$1,233
Restricted Stock and other awards	19,451	17,845	36,816	30,989
Total	$19,825	$18,526	$37,510	$32,222
As of September 30, 2023, there was $95.1 million of total unrecognized compensation cost related to unvested stock-based compensation agreements. The unrecognized compensation cost as of September 30, 2023 is expected to be fully amortized over the next 4.00 years. Absent the effect of forfeiture or acceleration of stock compensation cost for any departures of employees, the following table summarizes the unrecognized compensation cost and the weighted-average period the cost is expected to be amortized:

	September 30, 2023
	Unrecognized Compensation Cost	Weighted Average Remaining Period to be Recognized (in years)
Equity Incentive Plan Options	$2,420	3.17
Restricted Stock Awards	92,693	1.89
Total	$95,113

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Equity Incentive Plan
As of September 30, 2023, there were 0.8 million EIP options outstanding, of which 0.3 million were unvested.
During the three and six months ended September 30, 2023, the Board of Directors granted 0.1 million and 0.9 million, respectively, time-based and performance-based restricted stock units to certain employees of the Company. The aggregate value of these awards was $7.0 million and $79.3 million for each respective period based on the grant date fair value. The performance-based awards granted during the six months ended September 30, 2023 included additional market conditions related to the Company’s total shareholder return relative to its peer group over the three-year performance period. The Company recognizes compensation expense for these performance-based awards with market conditions based on the grant-date fair value calculated using a Monte Carlo model.
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
A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The financial instruments measured at fair value in the accompanying condensed consolidated balance sheets consist of the following:

	Recurring Fair Value Measurements as of September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Current derivative instruments (2)	$—	$13,183	$—	$13,183
Long-term derivative instruments (2)	—	4,725	—	4,725
Long-term deferred compensation plan asset (1)	26,067	—	—	26,067
Total Assets	$26,067	$17,908	$—	$43,975
Liabilities:
Long-term deferred compensation plan liability (1)	26,067	—	—	26,067
Total Liabilities	$26,067	$—	$—	$26,067

	Recurring Fair Value Measurements as of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Current derivative instruments (2)	$—	$11,245	$—	$11,245
Long-term derivative instruments (2)	—	3,530	—	3,530
Long-term deferred compensation plan asset (1)	20,090	—	—	20,090
Total Assets	$20,090	$14,775	$—	$34,865
Liabilities:
Long-term derivative instruments (2)	—	1,369	—	1,369
Long-term deferred compensation plan liability (1)	20,090	—	—	20,090
Total Liabilities	$20,090	$1,369	$—	$21,459
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

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
We did not have any material items that were measured at fair value on a non-recurring basis as of September 30, 2023, with the exception of the assets and liabilities acquired through our acquisitions (see Note 5, “Acquisition, Goodwill and Intangible Assets,” to the condensed consolidated financial statements).
The fair value of the Company's cash and cash equivalents, which are Level 1 inputs, approximated its carrying value at September 30, 2023 and March 31, 2023. The Company’s cash and cash equivalent balances presented on the accompanying condensed consolidated balance sheets include $286.3 million and $237.8 million of marketable securities in money market funds as of September 30, 2023 and March 31, 2023, respectively.
The Company's long-term debt is carried at amortized cost and is measured at fair value quarterly for disclosure purposes. The estimated fair values are determined using quoted prices or other market information obtained from recent trading activity of the debt in markets that are not active (Level 2 inputs). The fair value is corroborated by prices derived from the interest rate spreads of recently completed leveraged loan transactions of a similar credit profile, industry, and terms to that of the Company. The fair value of the Senior Notes are determined using quoted prices or other market information obtained from recent trading activity in the high-yield bond market (Level 2 inputs). The carrying amount and estimated fair value of long-term debt consists of the following:

	September 30, 2023		March 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Term Loan A	$1,608,750	$1,588,641	$1,629,375	$1,600,861
3.88% Senior Notes due 2028	700,000	626,976	700,000	638,540
4.00% Senior Notes due 2029	500,000	442,195	500,000	451,930
5.95% Senior Notes due 2033	650,000	631,781	—	—
15. Commitments and Contingencies
Letters of Credit and Third-Party Guarantees
As of September 30, 2023 and March 31, 2023, the Company was contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that totaled $4.4 million and $6.1 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At both September 30, 2023 and March 31, 2023, approximately $1.3 million of these instruments reduced the available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $7.5 million facility of which $4.4 million and $2.7 million were available to the Company at September 30, 2023 and March 31, 2023, respectively.
Government Contracting Matters - Provision for Claimed Indirect Costs
For the three months ended September 30, 2023 and 2022, approximately 99% and 97%, respectively, of the Company's revenue was generated from contracts where the end user was an agency or department of the U.S. government, including contracts where the Company performed either as a prime contractor or subcontractor, and regardless of the geographic location in which the work was performed. For the six months ended September 30, 2023 and 2022, approximately 98% and 97%, respectively, of the Company's revenue was generated from such contracts. As noted in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023, in the ordinary course of business, agencies of the U.S. government, including the Defense Contract Audit Agency (“DCAA”), audit the Company’s claimed indirect costs and conduct inquiries and investigations of our business practices with respect to government contracts to determine whether the Company's operations are conducted in accordance with these requirements and the terms of the relevant contracts. During the second quarter of fiscal 2024, DCAA issued their findings related to the audit of the Company’s claimed indirect costs for fiscal 2022. Based upon DCAA’s audit findings, the Company reduced a portion of its provision for claimed indirect costs related to fiscal 2022 by approximately $18.3 million during the second quarter of fiscal 2024, which resulted in a corresponding increase to revenue, to reflect our best estimate of the final indirect cost rates for fiscal 2022. Operating income for the three and six months ended September 30, 2023 was accordingly increased by $18.3 million and net income was increased by $13.5 million (or $0.10 of basic and diluted earnings per common share for the three and six months ended September 30, 2023). Our final indirect cost rates for fiscal 2022 remain subject to negotiation with the Defense Contract Management Agency (“DCMA”) Administrative Contracting Officer. Management believes it has recorded the appropriate provision for claimed indirect costs for any audit, inquiry, or investigation of which it is aware that may be subject to any reductions and/or penalties. As of September 30, 2023 and March 31, 2023, the Company had recorded liabilities of approximately $328.9 million and $326.7 million, respectively, for estimated adjustments to claimed indirect costs based on its historical DCAA audit results, including the final resolution of such audits with DCMA, for claimed indirect costs incurred subsequent to fiscal 2011, and for contracts not yet closed that are subject to audit and final resolution.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Litigation
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government, which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of September 30, 2023 and March 31, 2023, there were no material amounts accrued in the condensed consolidated financial statements related to these proceedings. As previously disclosed in Note 20, “Commitments and Contingencies,” to the consolidated financial statements of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with these matters.
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
Under the terms of the Settlement Agreement, the Company agreed to pay to the United States $377.5 million (the “Settlement Amount”). The Company paid the Settlement Amount with cash on hand and by drawing on its revolving credit facility. As of June 30, 2023, the Company had recorded a $377.5 million reserve relating to this investigation and had previously disclosed that it believed the range of reasonably possible loss in connection with the investigation to be between $350 million and $378 million. Following the United States’ receipt of the Settlement Amount, the Company was released from any civil or administrative monetary claims under the civil False Claims Act and other specified civil statutes and common law theories of liability for certain elements of the Company’s cost accounting and indirect cost charging practices from April 1, 2011 through March 31, 2021, and the claim brought in the Civil Action was dismissed with prejudice.
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
Overview
Trusted to transform missions with the power of tomorrow’s technologies, Booz Allen advances the nation’s most critical civil, defense, and national security priorities. Our ability to deliver value to our clients has always been, and continues to be, a product of the strong character, expertise and tremendous passion of our people. Our approximately 33,100 employees work to solve hard problems by making clients' missions their own, combining decades of consulting and domain expertise with functional expertise in areas such as analytics, digital solutions, engineering, and cyber, all fostered by a culture of innovation that extends to all reaches of the Company.
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
Financial and Other Highlights
During the second quarter of fiscal 2024, the Company generated year over year revenue growth and increased client staff headcount.
Revenue increased 16.0% in the three months ended September 30, 2023 from the three months ended September 30, 2022 and increased 17.0% in the six months ended September 30, 2023 from the six months ended September 30, 2022. The increase was primarily driven by strong demand for our services and solutions as well as continued headcount growth. The increase in revenue over the year-to-date period also includes approximately $69.9 million of contributions related to the acquisition of EverWatch Corp. (“EverWatch”), as well as an increase of $18.3 million representing the reduction to our provision for claimed indirect costs recorded during the second quarter of fiscal 2024. See Note 15, “Commitments and Contingencies,” to the condensed consolidated financial statements for further information.
Operating income increased 19.2% to $267.0 million in the three months ended September 30, 2023 from $223.9 million in the three months ended September 30, 2022 and operating margin increased from 9.7% in the prior year period to 10.0%. Operating income increased 16.3% to $501.4 million in the six months ended September 30, 2023 from $431.1 million in the six months ended September 30, 2022, which reflects a decrease in operating margin from 9.5% to 9.4%. Year-to-date margins were impacted by a $27.5 million reserve associated with the U.S. Department of Justice's investigation of the company (see Note 15, “Commitments and Contingencies,” to the condensed consolidated financial statements for further information). Margin results reflect strong contract-level performance coupled with ongoing cost management efforts, but also reflect higher billable expenses.

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
•“Adjusted Operating Income” represents operating income before the change in provision for claimed indirect costs, acquisition and divestiture costs, financing transaction costs, significant acquisition amortization, and the reserve associated with the U.S. Department of Justice investigation disclosed in Note 15, “Commitments and Contingencies,” to the condensed consolidated financial statements. We prepare Adjusted Operating Income to eliminate the impact of items we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature.
•“Adjusted EBITDA” represents net income attributable to common stockholders before income taxes, net interest and other expense and depreciation and amortization and before certain other items, including the change in provision for claimed indirect costs, acquisition and divestiture costs, financing transaction costs, and the reserve associated with the U.S. Department of Justice investigation disclosed in Note 15, “Commitments and Contingencies,” to the condensed consolidated financial statements. “Adjusted EBITDA Margin on Revenue” is calculated as Adjusted EBITDA divided by revenue. “Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses” is calculated as Adjusted EBITDA divided by Revenue, Excluding Billable Expenses. The Company prepares Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, and Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses to eliminate the impact of items it does not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary or non-recurring nature or because they result from an event of a similar nature.

•“Adjusted Net Income” represents net income attributable to common stockholders before: (i) the change in provision for claimed indirect costs (ii) acquisition and divestiture costs, (iii) financing transaction costs, (iv) significant acquisition amortization, (v) the reserve associated with the U.S. Department of Justice investigation disclosed in Note 15, “Commitments and Contingencies,” to the condensed consolidated financial statements, (vi) gains associated with divestitures or deconsolidation, and (vii) amortization and write-off of debt issuance costs and debt discount, in each case net of the tax effect where appropriate calculated using an assumed effective tax rate. We prepare Adjusted Net Income to eliminate the impact of items, net of tax, we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature. We view Adjusted Net Income as an important indicator of performance consistent with the manner in which management measures and forecasts the Company's performance and the way in which management is incentivized to perform.
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

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Revenue, Excluding Billable Expenses
Revenue	$2,666,282	$2,298,976	$5,320,768	$4,548,576
Less: Billable expenses	824,788	684,941	1,637,092	1,359,207
Revenue, Excluding Billable Expenses*	$1,841,494	$1,614,035	$3,683,676	$3,189,369
Adjusted Operating Income
Operating income	$266,989	$223,921	$501,407	$431,116
Change in provision for claimed indirect costs (a)	(18,345)	—	(18,345)	—
Acquisition and divestiture costs (b)	260	15,932	3,528	21,025
Financing transaction costs (c)	820	6,888	820	6,888
Significant acquisition amortization (d)	13,596	11,087	26,704	22,174
Legal matter reserve (e)	—	—	27,453	—
Adjusted Operating Income	$263,320	$257,828	$541,567	$481,203
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue & Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses
Net income attributable to common stockholders	$170,718	$170,932	$332,106	$309,216
Income tax expense	55,071	51,258	94,551	92,747
Interest and other, net (f)	41,200	1,882	74,750	29,495
Depreciation and amortization	40,907	39,052	82,754	79,154
EBITDA	307,896	263,124	584,161	510,612
Change in provision for claimed indirect costs (a)	(18,345)	—	(18,345)	—
Acquisition and divestiture costs (b)	260	15,932	3,528	21,025
Financing transaction costs (c)	820	6,888	820	6,888
Legal matter reserve (e)	—	—	27,453	—
Adjusted EBITDA	$290,631	$285,944	$597,617	$538,525
Net income margin attributable to common stockholders	6.4%	7.4%	6.2%	6.8%
Adjusted EBITDA Margin on Revenue	10.9%	12.4%	11.2%	11.8%
Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses	15.8%	17.7%	16.2%	16.9%

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Adjusted Net Income
Net income attributable to common stockholders	$170,718	$170,932	$332,106	$309,216
Change in provision for claimed indirect costs (a)	(18,345)	—	(18,345)	—
Acquisition and divestiture costs (b)	260	15,932	3,528	21,025
Financing transaction costs (b)	820	6,888	820	6,888
Significant acquisition amortization (d)	13,596	11,087	26,704	22,174
Legal matter reserve (e)	—	—	27,453	—
Gains associated with divestitures or deconsolidation (g)	—	(31,160)	—	(31,160)
Amortization and write-off of debt issuance costs and debt discount	1,106	4,177	1,888	5,000
Adjustments for tax effect (h)	988	(77)	(11,954)	(4,498)
Adjusted Net Income	$169,143	$177,779	$362,200	$328,645
Adjusted Diluted Earnings Per Share
Weighted-average number of diluted shares outstanding	131,133,145	132,729,245	131,337,913	132,869,141
Diluted earnings per share	$1.29	$1.28	$2.51	$2.31
Adjusted Net Income Per Diluted Share (i)	$1.29	$1.34	$2.76	$2.47
Free Cash Flow
Net cash provided by (used in) operating activities	$(47,385)	$272,726	$(118,917)	$227,092
Less: Purchases of property, equipment and software	(16,948)	(16,000)	(27,436)	(29,734)
Free cash flow	$(64,333)	$256,726	$(146,353)	$197,358
Operating cash flow conversion	(28)%	160%	(36)%	73%
Free cash flow conversion	(38)%	144%	(40)%	60%
* Revenue, Excluding Billable Expenses includes $18.3 million of revenue resulting from the reduction to our provision for claimed indirect costs as noted below.
(a)Represents the reduction to our provision for claimed indirect costs recorded during the second quarter of fiscal 2024, which resulted in a corresponding increase to revenue, as a result of the Defense Contract Audit Agency’s findings related to its audit of our claimed indirect costs for fiscal 2022. See Note 15, “ Commitments and Contingencies,” to the condensed consolidated financial statements for further information.
(b)Represents costs associated with the acquisition efforts of the Company related to transactions for which the Company has entered into a letter of intent to acquire a controlling financial interest in the target entity, as well as the divestiture costs incurred in divesting a portion of our business. Acquisition and divestiture costs primarily include costs associated with (i) buy-side and sell-side due diligence activities, (ii) compensation expenses associated with employee retention, and (iii) legal and advisory fees, primarily associated with the acquisitions of Liberty IT Solutions, LLC (“Liberty”) and Tracepoint Holdings, LLC (“Tracepoint”) in fiscal 2022, and the acquisition of EverWatch Corp. (“EverWatch”) and the divestitures of our management consulting business serving the Middle East and North Africa (“MENA”) and our Managed Threat Services business (“MTS”) in fiscal 2023.See Note 5, “Acquisition, Goodwill and Intangible Assets,” to the condensed consolidated financial statements for further information.
(c)Reflects expenses associated with debt financing activities incurred during the second quarters of fiscal 2024 and 2023.
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
(g)Represents the gain recognized on the MENA divestiture.

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
(i)Excludes adjustments of approximately $1.4 million and $2.7 million of net earnings for the three and six months ended September 30, 2023, respectively, and approximately $1.4 million and $2.3 million of net earnings for the three and six months ended September 30, 2022, respectively, associated with the application of the two-class method for computing diluted earnings per share.
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
The table below presents the percentage of total revenue for each type of contract:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Cost-reimbursable	55%	52%	55%	53%
Time-and-materials	24%	25%	24%	24%
Fixed-price	21%	23%	21%	23%
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
Our People
Revenue from our contracts is derived from services delivered by client staff and, to a lesser extent, from our subcontractors. Our ability to hire, retain, and deploy talent with skills appropriately aligned with client needs is critical to our ability to grow our revenue. We continuously evaluate whether our talent base is properly sized and appropriately compensated, and contains an optimal mix of skills to be cost competitive and meet the rapidly evolving needs of our clients. We seek to achieve that result through recruitment and management of capacity and compensation. As of September 30, 2023 and 2022, we employed approximately 33,100 and 30,000 people, respectively, of which approximately 30,200 and 27,200, respectively, were client staff.
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
The following table summarizes the value of our contract backlog at the respective dates presented:

	September 30, 2023	September 30, 2022
	(In millions)
Backlog:
Funded	$6,282	$5,475
Unfunded	10,128	10,380
Priced options	18,630	15,981
Total backlog	$35,040	$31,836
Our total backlog consists of remaining performance obligations, certain orders under contracts for which the period of performance has expired, and unexercised option period and other unexercised optional orders. As of September 30, 2023 and March 31, 2023, the Company had $9.8 billion and $7.9 billion of remaining performance obligations, respectively. We expect to recognize approximately 75% of the remaining performance obligations at September 30, 2023 as revenue over the next 12 months, and approximately 85% over the next 24 months. The remainder is expected to be recognized thereafter. However, given the uncertainties discussed below, as well as the risks described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all. Our backlog includes orders under contracts that in some cases extend for several years. The U.S. Congress generally appropriates funds for our clients on a yearly basis, even though their contracts with us may call for performance that is expected to take a number of years to complete. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until the U.S. Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.

We view growth in total backlog and client staff headcount as the two key measures of our potential business growth. Growing and deploying client staff is the primary means by which we are able to achieve profitable revenue growth. To the extent that we are able to hire additional client staff and deploy them against funded backlog, we generally recognize increased revenue. Total backlog increased by 10.1% from September 30, 2022 to September 30, 2023. Additions to funded backlog during the twelve months ended September 30, 2023 totaled $10.8 billion in comparison to $9.4 billion for the comparable period in fiscal 2023, as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options. We report internally on our backlog on a monthly basis and review backlog upon occurrence of certain events to determine if any adjustments are necessary.
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
In addition, contract backlog includes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the funded backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a predetermined expiration date such as the end of the U.S. government's fiscal year. The revenue value of orders included in contract backlog that has not been recognized as revenue due to period of performance expirations has not exceeded approximately 4.8% of total backlog as of September 30, 2023 and any of the four preceding fiscal quarters.
We expect to recognize revenue from a substantial portion of funded backlog as of September 30, 2023 within the next twelve months. However, given the uncertainties discussed above, as well as the risks described in “Part I, Item 1A. Risk Factors,” of our fiscal 2023 Annual Report on Form 10-K, we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all.
Government Audit Impact on Operating Income
As noted in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023, in the ordinary course of business, agencies of the U.S. government for which the Company is engaged as a prime contractor or a subcontractor, including the Defense Contract Audit Agency, audit the Company’s claimed indirect costs and conduct inquiries and investigations of our business practices with respect to government contracts. Such audits may result in, and have historically resulted in, the Company’s inability to retain certain claimed indirect costs, including executive and employee compensation, due to differing views of the allowability and reasonableness of such costs.
Due to the previously disclosed civil and criminal investigation of the Company by the U.S. Department of Justice (“DOJ”), years subsequent to the Company’s fiscal year 2011 remain subject to audit and final resolution. As discussed in Note 15, “Commitments and Contingencies,” to the condensed consolidated financial statements, the Company recognized a reserve for estimated adjustments to historical claimed indirect costs in respect of the years subsequent to fiscal 2011, based primarily on historical audit results for periods prior to 2011. Following the settlement of the civil and criminal investigation of the Company by the DOJ, as reported in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023, audits for years subsequent to fiscal 2011 have resumed. As audits of the periods subsequent to 2011 are completed, our estimates of adjustment to claimed indirect costs for these periods could change. Any such change could materially impact our reported revenue, operating income, net income and basic and diluted earnings per common share.
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
Critical Accounting Estimates and Policies
Our critical accounting estimates and policies are disclosed in the Critical Accounting Estimates and Policies section in Part II, “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended March 31, 2023. Other than the change in estimate resulting in a reduction to our provision for claimed indirect costs, there were no other material changes to our critical accounting policies, estimates or judgments that occurred in the quarterly period covered by this report. See Note 15, “Commitments and Contingencies,” to our condensed consolidated financial statements for additional information related to the aforementioned change in estimate.

Results of Operations
The following table sets forth items from our condensed consolidated statements of operations for the six months ended September 30, 2023 and September 30, 2022:

	Three Months Ended September 30,			Six Months Ended September 30,
	2023	2022		2023	2022
	(Unaudited)	(Unaudited)	Percent	(Unaudited)	(Unaudited)	Percent
	(In thousands)		Change	(In thousands)		Change
Revenue	$2,666,282	$2,298,976	16.0%	$5,320,768	$4,548,576	17.0%
Operating costs and expenses:
Cost of revenue	1,232,712	1,057,450	16.6%	2,484,628	2,132,423	16.5%
Billable expenses	824,788	684,941	20.4%	1,637,092	1,359,207	20.4%
General and administrative expenses	300,886	293,612	2.5%	614,887	546,676	12.5%
Depreciation and amortization	40,907	39,052	4.8%	82,754	79,154	4.5%
Total operating costs and expenses	2,399,293	2,075,055	15.6%	4,819,361	4,117,460	17.0%
Operating income	266,989	223,921	19.2%	501,407	431,116	16.3%
Interest expense	(44,756)	(28,342)	57.9%	(80,230)	(52,997)	51.4%
Other income, net	3,556	26,460	(86.6)%	5,480	23,502	(76.7)%
Income before income taxes	225,789	222,039	1.7%	426,657	401,621	6.2%
Income tax expense	55,071	51,258	7.4%	94,551	92,747	1.9%
Net income	170,718	170,781	—%	332,106	308,874	7.5%
Net loss attributable to non-controlling interest	—	151	NM	—	342	NM
Net income attributable to common stockholders	$170,718	$170,932	(0.1)%	$332,106	$309,216	7.4%
NM - Not meaningful.
Revenue
Revenue increased 16.0% and 17.0%, respectively, for the three and six months ended September 30, 2023 as compared to the three and six months ended September 30, 2022. The increase was primarily driven by strong demand for our services and solutions as well as continued headcount growth. The increase in revenue over the year-to-date period also includes approximately $70.0 million of contributions related to the Company's acquisition of EverWatch in the third quarter of fiscal 2023, as well as an increase of $18.3 million representing the reduction to our provision for claimed indirect costs recorded during the second quarter of fiscal 2024. See Note 15, “Commitments and Contingencies,” to the condensed consolidated financial statements for further information. Total headcount as of September 30, 2023 increased by approximately 3,100 as compared to September 30, 2022.
Cost of Revenue
Cost of revenue as a percentage of revenue was 46.2% and 46.0% for the three months ended September 30, 2023 and 2022, respectively, and 46.7% and 46.9% for the six months ended September 30, 2023 and 2022, respectively.`Cost of revenue increased 16.6% and 16.5% for the three and six months ended September 30, 2023, respectively, as compared to the three and six months ended September 30, 2022. The increases were primarily due to increases in salaries and salary-related benefits in the three and six months ended September 30, 2023 of $152.7 million and $324.9 million, respectively, driven by increased headcount and salary increases. Other business expenses and professional fees also increased $19.5 million and $28.9 million for the quarter and year-to-date periods.
Billable Expenses
Billable expenses as a percentage of revenue were 30.9% and 29.8% for the three months ended September 30, 2023 and 2022, respectively, and 30.8% and 29.9% for the six months ended September 30, 2023 and 2022, respectively. Billable expenses increased 20.4% for both the three and six months ended September 30, 2023 and 2022, respectively. The increases were primarily attributable to increases in the use of subcontractors driven by client demand and timing of client needs, as well as increases in expenses from contracts requiring the Company to incur other direct expenses and travel on behalf of clients as compared to the prior year period.

General and Administrative Expenses
General and administrative expenses as a percentage of revenue were 11.3% and 12.8% for the three months ended September 30, 2023 and 2022, respectively, and 11.6% and 12.0% for the six months ended September 30, 2023 and 2022, respectively. General and administrative expenses increased 2.5% and 12.5% for the three and six months ended September 30, 2023, respectively, as compared to the three and six months ended September 30, 2022.
For the three and six months ended September 30, 2023, the increases were primarily driven by increases in salary and salary related benefits of $11.8 million and $25.2 million respectively, driven by increased headcount and salary increases. The year-to-date period was also impacted by a $27.5 million reserve associated with the U.S. Department of Justice's investigation of the Company (see Note 15, “Commitments and Contingencies,” to the condensed consolidated financial statements for further information).
Depreciation and Amortization
Depreciation and amortization expense increased 4.8% and 4.5% for the three and six months ended September 30, 2023, respectively, as compared to the three and six months ended September 30, 2022, primarily due to increases in intangible amortization related to the acquisitions in fiscal 2023.
Interest Expense
Interest expense increased 57.9% and 51.4% for the three and six months ended September 30, 2023, respectively, as compared to the three and six months ended September 30, 2022, primarily due to an overall increase in interest rates, as well as an increase of approximately $6.2 million related to the $650.0 million senior notes the Company issued in August of fiscal 2024.
Other Income (Expense), net
Other income (expense), net decreased to $3.6 million net other income for the three months ended September 30, 2023 from $26.5 million for the three months ended September 30, 2022, and decreased to $5.5 million net other income for the six months ended September 30, 2023 from $23.5 million for the six months ended September 30, 2022 . The decreases were primarily driven by a $31.2 million pre-tax gain associated with the divestiture of the Company’s MENA business and $3.4 million in fees related to the Company's debt refinancing, both in the second quarter of fiscal 2023, not present in the current year. This was partially offset by increases in interest income primarily due to an overall increase in interest rates.
Income Tax Expense
Income tax expense increased to $55.1 million for the three months ended September 30, 2023 from $51.3 million for the three months ended September 30, 2022, an increase of 7.4%, and increased to $94.6 million for the six months ended September 30, 2023 from $92.7 million for the six months ended September 30, 2022, an increase of 1.9%.
The effective tax rate for the three months ended September 30, 2023 increased to 24.4% from 23.1% for the three months ended September 30, 2022 primarily due to an increase in items recognized discretely in the current period relating to interest accrued on prior period uncertain tax positions. The effective tax rate for the six months ended September 30, 2023 decreased to 22.2% from 23.1% for the six months ended September 30, 2022, primarily due to increases in the estimated Foreign Derived Intangible Income benefit and research tax credits, partially offset by an increase in items recognized discretely in the current period relating to interest accrued on prior period uncertain tax positions.
Liquidity and Capital Resources
As of September 30, 2023, our total liquidity was $1.6 billion, consisting of $557.3 million of cash and cash equivalents and $998.7 million available under the Revolving Credit Facility. In the opinion of management, we will be able to meet our liquidity and cash needs through a combination of cash flows from operating activities, available cash balances, and available borrowing under the Revolving Credit Facility. If these resources need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities.

The following table presents selected financial information as of September 30, 2023 and March 31, 2023 and for the first six months of fiscal 2024 and 2023:

	September 30, 2023	March 31, 2023
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$557,296	$404,862
Total debt	$3,430,402	$2,812,145

	Six Months Ended September 30,
	2023	2022
	(Unaudited)	(Unaudited)
	(In thousands)
Net cash (used in) provided by operating activities	$(118,917)	$227,092
Net cash (used in) provided by investing activities	(37,002)	14,329
Net cash provided by (used in) financing activities	308,353	(180,811)
Total increase in cash and cash equivalents	$152,434	$60,610
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
•debt service requirements for borrowings under our Senior Credit Facility and interest payments for the Senior Notes due 2028, Senior Notes due 2029 and Senior Notes due 2033; and
•cash taxes to be paid.
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

During the first and second quarters of fiscal 2024, we borrowed $500.0 million on our Revolving Credit Facility for our working capital needs, which was subsequently repaid in the second quarter of fiscal 2024.
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
Operating Cash Flow
Net cash provided by operations is primarily affected by the overall profitability of our contracts, our ability to invoice and collect cash from clients in a timely manner, our ability to manage our vendor payments and the timing of cash paid for income taxes. Continued uncertainty in global economic conditions may also affect our business as customers and suppliers may decide to downsize, defer, or cancel contracts, which could negatively affect the operating cash flows. Net cash used in operations was $118.9 million for the six months ended September 30, 2023 compared to $227.1 million in the prior year period. Operating cash was aided by strong collection performance and overall revenue growth but was impacted by a $377.5 million outflow related to the U.S. Department of Justice matter noted above.
Beginning in fiscal 2023, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years for U.S. based research and development. This provision negatively impacted our fiscal 2023 cash from operations, but had an offsetting impact on the deferred tax asset. The Company expects a similar impact in fiscal 2024, although the impact to cash and deferred taxes is expected to be smaller than in fiscal 2023. Prospectively, the future impact of this provision will depend on if and when this provision is deferred, modified, or repealed by Congress, including if retroactively, any guidance issued by the Treasury Department regarding the identification of appropriate costs for capitalization, and the amount of future research and development expenses paid or incurred (among other factors). While the largest impact will be to fiscal 2023 cash from operations, the impact would continue over the five year amortization period, but would decrease over the period and is expected to be immaterial in year six.
Investing Cash Flow
Net cash used in investing activities was $37.0 million in the six months ended September 30, 2023 compared to net cash provided by investing activities of $14.3 million in the prior year period. The increase to investing cash used was primarily due to proceeds from the MENA divestiture in the prior year, partially offset by increases in cost method investments made by the Company in the current year.

Financing Cash Flow
Net cash provided by financing activities was $308.4 million in the six months ended September 30, 2023 compared to net cash used in financing activities of $180.8 million in the prior year period. The increase in net cash provided by financing activities was primarily due to an increase in net proceeds of $600.8 million associated with the Company’s debt transactions year over year, partially offset by an increase of $105.9 million in share repurchases and $9.2 million in cash paid for dividends year over year.
Dividends and Share Repurchases
On October 27, 2023, the Company announced a regular quarterly cash dividend in the amount of $0.47 per share. The quarterly dividend is payable on December 4, 2023 to stockholders of record on November 15, 2023.
During the three and six months ended September 30, 2023, quarterly cash dividends of $0.47 and $0.94 per share, respectively, were declared and paid totaling $62.1 million and $125.1 million, respectively. During the three and six months ended September 30, 2022, quarterly cash dividends of $0.43 and $0.86 per share, respectively, were declared and paid totaling $57.0 million and $115.9 million, respectively.
On December 12, 2011, the Board of Directors approved a share repurchase program, which was most recently increased by $400.0 million to $2,560.0 million on July 27, 2022. The Company may repurchase shares pursuant to the program by means of open market repurchases, directly negotiated repurchases or through agents acting pursuant to negotiated repurchase agreements. During the first six months of fiscal 2024, the Company purchased 1.7 million shares of the Company's Class A Common Stock for an aggregate of $180.1 million. As of September 30, 2023, the Company had approximately $675.9 million remaining under the repurchase program.
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
Indebtedness
Booz Allen Hamilton Inc. (“Booz Allen Hamilton”), Booz Allen Hamilton Investor Corporation (“Investor”), and certain wholly owned subsidiaries of Booz Allen Hamilton are parties to a Credit Agreement dated as of July 31, 2012, as amended (the “Credit Agreement”), with certain institutional lenders and Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Lender. As of September 30, 2023, the Credit Agreement provided Booz Allen Hamilton with a $1,608.8 million Term Loan A (“Term Loan A”) and a $1.0 billion revolving credit facility (the “Revolving Credit Facility”), with a sub-limit for letters of credit of $200.0 million. As of September 30, 2023, the maturity date of the Term Loan A and the Revolving Commitments is September 7, 2027. Voluntary prepayments of the Term Loan A and the Revolving Loans are permitted at any time, in minimum principal amounts, without premium or penalty. Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement were secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement and related documentation; such security was released in connection with Booz Allen Hamilton obtaining investment grade ratings from both Moody's and S&P. On September 7, 2022 (the “Ninth Amendment Effective Date”), the previously outstanding Term Loan B loans under the Credit Agreement were prepaid in full.
On July 27, 2023 (the “Tenth Amendment Effective Date”), Booz Allen Hamilton entered into a Tenth Amendment (the “Amendment”) to the Credit Agreement (as amended prior to the Tenth Amendment Effective Date, the “Existing Credit Agreement” and, as amended by the Amendment, the “Amended Credit Agreement”) with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”), and the lenders and other financial institutions party thereto, in order to make permanent certain changes to the Existing Credit Agreement in connection with Booz Allen Hamilton obtaining investment grade ratings from both Moody's and S&P and prepaying the Term Loan B loans in full and to make certain additional changes in connection therewith, including, among other things, (i) removing the requirements for the obligations under the Amended Credit Agreement to be secured, (ii) removing the requirement for any subsidiary or other affiliate of Booz Allen Hamilton (other than the Company) to provide any guarantee of the obligations under the Amended Credit Agreement and (iii) removing or modifying certain covenants applicable to Booz Allen Hamilton. Pursuant to the Amendment, all guarantees in respect of the Existing Credit Agreement have been released. The Amendment did not impact any of the terms of the Credit Agreement related to amortization or payments.
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
As of September 30, 2023 and March 31, 2023, the Company was contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that totaled $4.4 million and $6.1 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At both September 30, 2023 and March 31, 2023, approximately $1.3 million of these instruments reduced the available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $7.5 million facility of which $4.4 million and $2.7 million were available to the Company at September 30, 2023 and March 31, 2023, respectively.
The Company occasionally borrows under the Revolving Credit Facility for our working capital needs. As of March 31, 2023 and September 30, 2023, respectively, there was no outstanding balance on the Revolving Credit Facility.
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. In addition, Booz Allen Hamilton is required to meet a financial covenant at each quarter end based on a consolidated net total leverage ratio. As of September 30, 2023 and March 31, 2023, Booz Allen Hamilton was in compliance with all financial covenants associated with its debt and debt-like instruments. In connection with Booz Allen Hamilton obtaining investment grade ratings from both Moody's and S&P, activities restricted by certain negative covenants are permitted subject to pro forma compliance with the financial covenants and no events of default having occurred and continuing.
The following table summarizes interest payments made on the Company’s term loans:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Term Loan A	$27,007	$7,846	$53,098	$14,165
Term Loan B	—	2,793	—	5,209
Total	$27,007	$10,639	$53,098	$19,374
Borrowings under the Term Loan A, and if used, the Revolving Credit Facility, incur interest at a variable rate. As of September 30, 2023, Booz Allen Hamilton had interest rate swaps with an aggregate notional amount of $550.0 million. These instruments hedge the variability of cash outflows for interest payments on the Term Loans and Revolving Credit Facility. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense (See Note 9, “Derivatives,” to our condensed consolidated financial statements).

Senior Notes
For information on the terms, conditions, and restrictions of the Company's 4.000% Senior Notes due July 1, 2029 (the “Senior Notes due 2029”) and 3.875% Senior Notes due 2028 (the “Senior Notes due 2028”), see Note 10, “Debt,” of the Company’s consolidated financial statements included in the fiscal 2023 Annual Report on Form 10-K.
In connection with Booz Allen Hamilton obtaining investment grade ratings from both Moody's and S&P, certain negative covenants in the indentures governing the Senior Notes were suspended, and guarantees of the Senior Notes were released.
On August 4, 2023, the Company completed an offering of $650.0 million aggregate principal amount of its 5.950% senior unsecured notes due August 4, 2033 (the “Senior Notes due 2033”, and, together with the Senior Notes due 2028 and Senior Notes due 2029, the “Senior Notes”). The Senior Notes due 2033 were issued pursuant to an Indenture, dated as of August 4, 2023 (the “Base Indenture”), among Booz Allen Hamilton, the Company, and U.S. Bank Trust Company, National Association, as trustee, as supplemented by the First Supplemental Indenture, dated as of August 4, 2023 (the “Supplemental Indenture” and, together with the Base Indenture, the “Indenture”). The Indenture contains certain covenants, events of default, and other customary provisions. The Senior Notes due 2033 are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by the Company, pursuant to the Indenture.
Summarized Financial Information
The Senior Notes due 2033 were issued by Booz Allen Hamilton pursuant to the Base Indenture, among Booz Allen Hamilton, the Company and U.S. Bank Trust Company, National Association, as trustee, as supplemented by the Supplemental Indenture. The Senior Notes due 2033 are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by the Company pursuant to the Indenture.
The tables below present the summarized financial information as combined for the Company and Booz Allen Hamilton as of March 31, 2023 and as of and for the six months ended September 30, 2023, after the elimination of intercompany transactions and balances between the Company and Booz Allen Hamilton and excluding the subsidiaries of the Company that are not issuers or guarantors of the Senior Notes due 2033, including earnings from and investments in these entities. The summarized financial information is provided in accordance with the reporting requirements of Rule 13-01 under Regulation S-X and is not intended to present our financial position or results of operations in accordance with GAAP.
Summarized Statements of Financial Condition

(in thousands)	September 30, 2023	March 31, 2023
Total current assets	$2,557,931	$2,160,182
Intercompany receivables from non-guarantor subsidiaries	$20,765	$162,431
Goodwill and intangible assets, net of accumulated amortization	$1,603,380	$1,463,800
Total non-current assets	$1,469,013	$1,239,763
Total current liabilities	$1,551,615	$1,845,691
Intercompany payables to non-guarantor subsidiaries	$154,042	$249,999
Long-term debt, net of current portion	$3,389,152	$2,770,895
Total non-current liabilities	$1,076,295	$870,176
Summarized Statement of Operations

(in thousands)	Six Months Ended September 30, 2023
Revenue	$4,939,965
Revenue from non-guarantor subsidiaries	$253,971
Operating income	$214,618
Operating income from non-guarantor subsidiaries	$205,607
Net income	$268,900
Net income attributable to the Obligor Group	$268,900

Capital Structure and Resources
Our stockholders’ equity amounted to $1,072.1 million as of September 30, 2023, an increase of $80.1 million, compared to stockholders’ equity of $992.0 million as of March 31, 2023. The increase was primarily due to net income of $332.1 million and stock-based compensation expense of $37.5 million during the six months ended September 30, 2023, partially offset by $194.5 million in treasury stock resulting from the repurchase of shares of our Class A Common Stock, and $124.6 million in quarterly dividend payments for the six months ended September 30, 2023.
Capital Expenditures
Since we do not own any of our facilities, our capital expenditure requirements primarily relate to the purchase of computers, management systems, furniture, and leasehold improvements to support our operations. Direct facility and equipment costs billed to clients are not treated as capital expenses. Our capital expenditures for the six months ended September 30, 2023 and 2022 were $27.4 million and $29.7 million, respectively.
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of September 30, 2023 and March 31, 2023, there were no material amounts accrued in the condensed consolidated financial statements related to these proceedings.
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
Under the terms of the Settlement Agreement, the Company agreed to pay to the United States $377.5 million (the “Settlement Amount”). The Company paid the Settlement Amount with cash on hand and by drawing on its revolving credit facility. As of June 30, 2023, the Company had recorded a $377.5 million reserve relating to this investigation and had previously disclosed that it believed the range of reasonably possible loss in connection with the investigation to be between $350 million and $378 million. Following the United States’ receipt of the Settlement Amount, the Company was released from any civil or administrative monetary claims under the civil False Claims Act and other specified civil statutes and common law theories of liability for certain elements of the Company’s cost accounting and indirect cost charging practices from April 1, 2011 through March 31, 2021, and the claim brought in the Civil Action was dismissed with prejudice.
On July 27, 2023, the Company was informed that the SEC concluded its investigation without recommending an enforcement action.
On June 19, 2017, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Eastern District of Virginia styled Langley v. Booz Allen Hamilton Holding Corp., No. 17-cv-00696 naming the Company, its Chief Executive Officer, and its Chief Financial Officer as defendants purportedly on behalf of all purchasers of the Company’s securities from May 19, 2016 through June 15, 2017. On September 5, 2017, the court named two lead plaintiffs, and on October 20, 2017, the lead plaintiffs filed a consolidated amended complaint. The complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, alleging misrepresentations or omissions by the Company purporting to relate to matters that are the subject of the DOJ investigation described above. The plaintiffs seek to recover from the Company and the individual defendants an unspecified amount of damages. The Company believes the suit lacks merit and intends to defend against the lawsuit. Motions to dismiss were argued on January 12, 2018, and on February 8, 2018, the court dismissed the amended complaint in its entirety without prejudice. On September 22, 2023, plaintiffs filed a motion for leave to amend the dismissed amended complaint or, in the alternative, for relief from the court’s prior dismissal order, and on October 16, 2023, the court denied plaintiffs’ motion. At this stage of the lawsuit, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with the lawsuit.
On November 13, 2017, a Verified Shareholder Derivative Complaint was filed in the United States District Court for the District of Delaware styled Celine Thum v. Rozanski et al., C.A. No. 17-cv-01638, naming the Company as a nominal defendant and numerous current and former officers and directors as defendants. The complaint asserts claims for breach of fiduciary duties, unjust enrichment, waste of corporate assets, abuse of control, gross mismanagement, and violations of Sections 14(a), 10(b), and 20(a) of the Exchange Act, purportedly relating to matters that are the subject of the DOJ investigation described above. The parties have stipulated to a stay of the proceedings pending the outcome of the securities litigation (described above), which the court so ordered on January 24, 2018. On December 12, 2019, the court ordered that the stay remain in effect and ordered the parties to submit periodic status reports. Starting on May 27, 2020, the parties have submitted periodic status reports as ordered by the court stating that plaintiff believes the stay should remain in effect and defendants do not object to the stay remaining in effect. At this stage of the lawsuit, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with the lawsuit.
Item 1A.    Risk Factors
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 filed with the Securities and Exchange Commission on May 26, 2023.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table shows the share repurchase activity for each of the three months in the quarter ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2023	89,347	$111.92	89,347	$745,857,468
August 2023	332,164	$120.42	332,164	$705,857,545
September 2023	262,337	$114.36	262,337	$675,857,638
Total	683,848		683,848
(1) On December 12, 2011, the Board of Directors approved a share repurchase program, which was most recently increased by $400.0 million to $2,560.0 million on July 27, 2022. A special committee of the Board of Directors was appointed to evaluate market conditions and other relevant factors and initiate repurchases under the program from time to time. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. The above table does not factor in any increases to the share repurchase program subsequent to September 30, 2023.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Disclosure of Trading Arrangements
Item 408(a) of Regulation S-K requires the Company to disclose whether any director or officer of the Company has adopted or terminated (i) any trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”); and/or (ii) any written trading arrangement that meets the requirements of a “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.
During the quarter ended September 30, 2023, the following activity occurred requiring disclosure under Item 408(a) of Regulation S-K.

Kristine M. Anderson, our Chief Operating Officer, adopted a new Rule 10b5-1 trading arrangement on August 3, 2023 that will terminate on August 2, 2024. Under the trading arrangement, up to an aggregate of 15,196 shares of common stock issuable upon the exercise of options are available to be sold by the broker upon reaching pricing targets defined in the trading arrangement.
Item 6.    Exhibits

Exhibit Number	Description

3.1
Seventh Amended and Restated Certificate of Incorporation of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 28, 2023 (File No. 001-34972)).

3.2
Amended and Restated Bylaws of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on July 28, 2023 (File No. 001-34972)).

4.1
Indenture dated as of August 4, 2023, among Booz Allen Hamilton Inc., Booz Allen Hamilton Holding Corporation, as parent guarantor, and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 4, 2023 (File No. 001-34972)).

4.2
Supplemental Indenture (including the form of 5.950% Senior Notes due 2033), dated as of August 4, 2023, among Booz Allen Hamilton Inc., Booz Allen Hamilton Holding Corporation, as parent guarantor, and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 4, 2023 (File No. 001-34972)).

10.1
Tenth Amendment to Credit Agreement, dated as of July 27, 2023, among Booz Allen Hamilton Inc., as borrower, Bank of America, N.A., as administrative agent and the other lenders and financial institutions party thereto (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report for the period ended June 30, 2023 on Form 10-Q (file No. 001-34972))

10.2
Guarantee Agreement, dated as of July 27, 2023, made by Booz Allen Hamilton Holding Corporation in favor of Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report for the period ended June 30, 2023 on Form 10-Q (file No. 001-34972))

10.3
Settlement Agreement, dated as of July 21, 2023, by and among the United States of America, acting through the United States Department of Justice and on behalf of the Department of Defense and the Defense Contract Management Agency, Relator Sarah A. Feinberg, and Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report for the period ended June 30, 2023 on Form 10-Q (file No. 001-34972))

10.4†
2023 Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on June 15, 2023 (File No. 001-34972)).

10.5†	Form of Restricted Stock Unit Agreement under the 2023 Equity Incentive Plan of Booz Allen Hamilton Holding Corporation*
10.6†	Form of Restricted Stock Agreement for Directors under the 2023 Equity Incentive Plan of Booz Allen Hamilton Holding Corporation*
10.7†	Form of Performance Restricted Stock Unit Agreement under the 2023 Equity Incentive Plan of Booz Allen Hamilton Holding Corporation*
10.8†	Form of Stock Option Agreement under the 2023 Equity Incentive Plan of Booz Allen Hamilton Holding Corporation*
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)*
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)*
101
The following materials from Booz Allen Hamilton Holding Corporation’s Quarterly Report on Form 10-Q for the three and six months ended September 30, 2023 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2023 and March 31, 2023; (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2023 and 2022; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2023 and 2022; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2023 and 2022; and (v) Notes to Condensed Consolidated Financial Statements.

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

Booz Allen Hamilton Holding Corporation
Registrant

Date: October 27, 2023	By:	/s/ Matthew A. Calderone
Matthew A. Calderone Executive Vice President and Chief Financial Officer (Principal Financial Officer)