Form 10-Q
period 2023-12-31
Booz Allen Hamilton Holding Corp
filed 2024-01-26
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of 1/23/2024
Class A Common Stock	129,745,860

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	December 31, 2023	March 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$601,813	$404,862
Accounts receivable, net	1,968,086	1,774,830
Prepaid expenses and other current assets	107,036	108,366
Total current assets	2,676,935	2,288,058
Property and equipment, net of accumulated depreciation	178,719	195,186
Operating lease right-of-use assets	158,567	187,798
Intangible assets, net of accumulated amortization	619,154	685,615
Goodwill	2,343,789	2,338,399
Deferred tax assets	195,826	573,780
Other long-term assets	301,738	281,816
Total assets	$6,474,728	$6,550,652
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$51,563	$41,250
Accounts payable and other accrued expenses	993,512	1,316,640
Accrued compensation and benefits	474,786	445,205
Operating lease liabilities	47,482	51,238
Other current liabilities	30,065	42,721
Total current liabilities	1,597,408	1,897,054
Long-term debt, net of current portion	3,369,543	2,770,895
Operating lease liabilities, net of current portion	165,169	198,144
Income tax reserves	106,801	552,623
Other long-term liabilities	149,564	139,934
Total liabilities	5,388,485	5,558,650
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, Class A - $0.01 par value - authorized, 600,000,000 shares; issued, 166,799,073 shares at December 31, 2023 and 165,872,332 shares at March 31, 2023; outstanding, 129,939,050 shares at December 31, 2023 and 131,637,588 shares at March 31, 2023	1,668	1,659
Treasury stock, at cost — 36,860,023 shares at December 31, 2023 and 34,234,744 shares at March 31, 2023	(2,149,734)	(1,859,905)
Additional paid-in capital	866,036	769,460
Retained earnings	2,342,770	2,051,455
Accumulated other comprehensive income	25,503	29,333
Total stockholders’ equity	1,086,243	992,002
Total liabilities and stockholders’ equity	$6,474,728	$6,550,652

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Revenue	$2,569,801	$2,277,074	$7,890,569	$6,825,650
Operating costs and expenses:
Cost of revenue	1,180,961	1,043,474	3,665,589	3,175,897
Billable expenses	799,896	710,526	2,436,988	2,069,733
General and administrative expenses	300,273	422,388	915,160	969,064
Depreciation and amortization	41,113	42,046	123,867	121,200
Total operating costs and expenses	2,322,243	2,218,434	7,141,604	6,335,894
Operating income	247,558	58,640	748,965	489,756
Interest expense	(46,582)	(32,031)	(126,812)	(85,028)
Other income, net	6,408	14,619	11,888	38,121
Income before income taxes	207,384	41,228	634,041	442,849
Income tax expense	61,740	10,539	156,291	103,286
Net income	145,644	30,689	477,750	339,563
Net loss attributable to non-controlling interest	—	308	—	650
Net income attributable to common stockholders	$145,644	$30,997	$477,750	$340,213
Earnings per common share (Note 4):
Basic	$1.11	$0.23	$3.63	$2.55
Diluted	$1.11	$0.23	$3.62	$2.54
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Amounts in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Net income	$145,644	$30,689	$477,750	$339,563
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on derivatives designated as cash flow hedges	(6,006)	(62)	(2,681)	13,498
Change in postretirement plan costs	(383)	—	(1,149)	(4)
Total other comprehensive income (loss), net of tax	(6,389)	(62)	(3,830)	13,494
Comprehensive income	139,255	30,627	473,920	353,057
Comprehensive loss attributable to non-controlling interest	—	308	—	650
Comprehensive income attributable to common stockholders	$139,255	$30,935	$473,920	$353,707

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in thousands)	Nine Months Ended December 31,
	2023	2022
Cash flows from operating activities
Net income	$477,750	$339,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123,867	121,200
Noncash lease expense	40,558	41,632
Stock-based compensation expense	61,277	50,992
Amortization of debt issuance costs	3,580	3,329
Loss on debt extinguishment	965	10,251
Losses (gains) on dispositions, and other	2,188	(45,711)
Changes in assets and liabilities:
Accounts receivable, net	(193,483)	(169,375)
Deferred income taxes and income taxes receivable / payable	(76,982)	(206,065)
Prepaid expenses and other current and long-term assets	(4,535)	178,383
Accrued compensation and benefits	43,758	2,815
Accounts payable and other accrued expenses	(323,730)	79,550
Other current and long-term liabilities	(40,145)	(40,890)
Net cash provided by operating activities	115,068	365,674
Cash flows from investing activities
Purchases of property, equipment, and software	(50,532)	(51,398)
Payments for business acquisitions and dispositions	(406)	(440,069)
Payments for cost method investments	(17,316)	(2,000)
Proceeds from sale of businesses	—	53,409
Net cash used in investing activities	(68,254)	(440,058)
Cash flows from financing activities
Proceeds from issuance of common stock	20,899	18,003
Stock option exercises	14,409	10,705
Repurchases of common stock	(303,654)	(114,075)
Cash dividends paid	(186,787)	(173,216)
Repayments on revolving credit facility, term loans, and Senior Notes	(530,937)	(406,755)
Net proceeds from debt issuance	636,207	414,751
Proceeds from revolving credit facility	500,000	—
Net cash provided by (used in) financing activities	150,137	(250,587)
Net increase (decrease) in cash and cash equivalents	196,951	(324,971)
Cash and cash equivalents––beginning of period	404,862	695,910
Cash and cash equivalents––end of period	$601,813	$370,939
Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$105,259	$67,782
Income taxes	$222,267	$123,214
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands, except share data)	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2023	166,669,125	$1,667	(36,095,259)	$(2,054,418)	$834,042	$2,258,947	$31,892	$1,072,130
Issuance of common stock	106,446	1	—	—	6,951	—	—	6,952
Stock options exercised	23,502	—	—	—	1,276	—	—	1,276
Repurchase of common stock	—	—	(764,764)	(95,316)	—	—	—	(95,316)
Net income	—	—	—	—	—	145,644	—	145,644
Other comprehensive loss, net of tax	—	—	—	—	—	—	(6,389)	(6,389)
Dividends declared of $0.47 per share of common stock	—	—	—	—	—	(61,821)	—	(61,821)
Stock-based compensation expense	—	—	—	—	23,767	—	—	23,767
Balance at December 31, 2023	166,799,073	$1,668	(36,860,023)	$(2,149,734)	$866,036	$2,342,770	$25,503	$1,086,243

Balance at March 31, 2023	165,872,332	$1,659	(34,234,744)	$(1,859,905)	$769,460	$2,051,455	$29,333	$992,002
Issuance of common stock	610,945	6	—	—	20,893	—	—	20,899
Stock options exercised	315,796	3	—	—	14,406	—	—	14,409
Repurchase of common stock (1)	—	—	(2,625,279)	(289,829)	—	—	—	(289,829)
Net income	—	—	—	—	—	477,750	—	477,750
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3,830)	(3,830)
Dividends declared of $1.41 per share of common stock	—	—	—	—	—	(186,435)	—	(186,435)
Stock-based compensation expense	—	—	—	—	61,277	—	—	61,277
Balance at December 31, 2023	166,799,073	$1,668	(36,860,023)	$(2,149,734)	$866,036	$2,342,770	$25,503	$1,086,243
(1) During the nine months ended December 31, 2023, the Company purchased 2.5 million shares of the Company’s Class A Common Stock in a series of open market transactions for $272.8 million. Additionally, the Company repurchased shares for $14.9 million during the nine months ended December 31, 2023 to cover the minimum statutory withholding taxes on restricted stock units that vested on various dates during the period.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands, except share data)	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2022	165,110,617	$1,651	(32,795,658)	$(1,722,881)	$706,620	$2,208,952	$22,141	$2,052	$1,218,535
Issuance of common stock	86,802	—	—	—	5,951	—	—	—	5,951
Stock options exercised	65,429	2	—	—	2,711	—	—	—	2,713
Repurchase of common stock	—	—	(111,355)	(10,809)	—	—	—	—	(10,809)
Net income	—	—	—	—	—	30,997	—	(308)	30,689
Other comprehensive loss, net of tax	—	—	—	—	—	—	(62)	—	(62)
Dividends declared of $0.43 per share of common stock	—	—	—	—	—	(57,334)	—	—	(57,334)
Stock-based compensation expense	—	—	—	—	18,890	—	—	—	18,890
Contribution to non-controlling interest					(1,150)			1,150	—
De-consolidation of non-controlling interest	—	—	—	—	—	—	—	(2,894)	(2,894)
Balance at December 31, 2022	165,262,848	$1,653	(32,907,013)	$(1,733,690)	$733,022	$2,182,615	$22,079	$—	$1,205,679

Balance at March 31, 2022	164,372,545	$1,646	(31,788,197)	$(1,635,454)	$656,222	$2,015,071	$8,585	$651	$1,046,721
Issuance of common stock	590,027	4	—	—	17,999	—	—	—	18,003
Stock options exercised	300,276	3	—	—	10,702	—	—	—	10,705
Repurchase of common stock (2)	—	—	(1,118,816)	(98,236)	—	—	—	—	(98,236)
Net income	—	—	—	—	—	340,213	—	(650)	339,563
Other comprehensive income, net of tax	—	—	—	—	—	—	13,494	—	13,494
Dividends declared of $1.29 per share of common stock	—	—	—	—	—	(172,669)	—	—	(172,669)
Stock-based compensation expense	—	—	—	—	50,992	—	—	—	50,992
Contribution to non-controlling interest	—	—	—	—	(2,893)	—	—	2,893	—
De-consolidation of non-controlling interest	—	—	—	—	—	—	—	(2,894)	(2,894)
Balance at December 31, 2022	165,262,848	$1,653	(32,907,013)	$(1,733,690)	$733,022	$2,182,615	$22,079	—	1,205,679
(2) During the nine months ended December 31, 2022, the Company purchased 1.0 million shares of the Company’s Class A Common Stock in a series of open market transactions for $86.4 million. Additionally, the Company repurchased shares for $11.8 million during the nine months ended December 31, 2022 to cover the minimum statutory withholding taxes on restricted stock units that vested on various dates during the period.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
1. Business Overview
Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or the Company, we, us, and our, was incorporated in Delaware in May 2008. The Company provides management and technology consulting, analytics, engineering, digital solutions, mission operations, and cyber services to U.S. and international governments, major corporations, and not-for-profit organizations. The Company reports operating results and financial data in one reportable segment. The Company is headquartered in McLean, Virginia, with approximately 33,800 employees as of December 31, 2023.
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the information contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2023. The interim period unaudited condensed consolidated financial statements are presented as described below. Certain information and disclosures normally required for annual financial statements have been condensed or omitted pursuant to GAAP and SEC rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation of the results of the interim periods presented have been included. The Company’s fiscal year ends on March 31 and, unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31. The results of operations for the nine months ended December 31, 2023 are not necessarily indicative of results to be expected for the full fiscal year.
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
Investments in Variable Interest Entities and Other Investments
The Company invests in certain companies that advance or develop new technologies applicable to its business. Each investment is evaluated for consolidation under the variable interest entities model and/or the voting interest model. The results of these investments are not material to the unaudited condensed and consolidated financial statements for the periods presented. The Company uses the equity method to account for investments in entities that it does not control if it is otherwise able to exert significant influence over the entities' operating and financial policies. Equity investments in entities over which the Company does not have the ability to exercise significant influence and whose securities do not have a readily determinable fair value are accounted for under the measurement alternative. As of December 31, 2023 and March 31, 2023, respectively, the total of equity and other investments related to unconsolidated entities included in other long term assets of the Company’s condensed consolidated balance sheet were $41.1 million and $23.1 million.
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
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), which enhances reportable segment disclosure requirements, including significant segment expenses and interim disclosures (“Topic 280”). The guidance allows for disclosure of multiple measures of a segment’s profit or loss, and it requires that public entities with a single reportable segment provide all disclosures required by the ASU and all existing disclosures in Topic 280. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The amendments are to be applied retrospectively, and early adoption is permitted. The Company is currently assessing the impact of this update and does not expect this update to have a material impact on its present or historical consolidated financial statements.
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
Contract Estimates
We recognize revenue for many of our contracts under a contract cost-based input method and require an Estimate-at-Completion (“EAC”) process, which management uses to review and monitor the progress towards the completion of our performance obligations. Under this process, management considers various inputs and assumptions related to the EAC, including, but not limited to, progress towards completion, labor costs and productivity, material and subcontractor costs, and identified risks. Estimating the total cost at the completion of our performance obligations is subjective and requires management to make assumptions about future activity and cost drivers under the contract. Changes in these estimates can occur for a variety of reasons and, if significant, may impact the profitability of the Company’s contracts. Changes in estimates related to contracts accounted for under the EAC process are recognized on a cumulative catch-up basis in the period when such changes are determinable and reasonably estimable. If the estimate of contract profitability indicates an anticipated loss on a contract, the Company recognizes the total loss at the time it is identified. For both the three and nine months ended December 31, 2023 and 2022, the aggregate impact of adjustments in contract estimates was not material.
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
The table below presents the total revenue for each type of contract:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2023		2022		2023		2022
Cost-reimbursable	$1,403,297	55%	$1,211,589	53%	$4,317,430	55%	$3,603,824	53%
Time-and-materials	614,339	24%	572,491	25%	1,888,679	24%	1,682,831	25%
Fixed-price	552,165	21%	492,994	22%	1,684,460	21%	1,538,995	22%
Total Revenue	$2,569,801	100%	$2,277,074	100%	$7,890,569	100%	$6,825,650	100%
Revenue by Customer Type:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2023		2022		2023		2022
U.S. government(1):
Defense Clients	$1,224,561	47%	$1,046,441	46%	$3,719,013	47%	$3,102,528	45%
Intelligence Clients	408,458	16%	418,783	18%	1,329,937	17%	1,248,779	18%
Civil Clients	893,202	35%	756,010	33%	2,714,231	34%	2,291,949	34%
Total U.S. government	2,526,221	98%	2,221,234	97%	7,763,181	98%	6,643,256	97%
Global Commercial Clients	43,580	2%	55,840	3%	127,388	2%	182,394	3%
Total Revenue	$2,569,801	100%	$2,277,074	100%	$7,890,569	100%	$6,825,650	100%
(1) Certain contracts were reassigned between the various verticals of our U.S. government business shown in the table above to better align our operations to the customers we serve within each market. Prior year revenue by customer type has been recast to reflect the changes.
Revenue by Whether the Company Acts as a Prime Contractor or a Subcontractor:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2023		2022		2023		2022
Prime Contractor	$2,447,401	95%	$2,151,265	94%	$7,502,044	95%	$6,461,935	95%
Subcontractor	122,400	5%	125,809	6%	388,525	5%	363,715	5%
Total Revenue	$2,569,801	100%	$2,277,074	100%	$7,890,569	100%	$6,825,650	100%
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
As of December 31, 2023 and March 31, 2023, the Company had $8.8 billion and $7.9 billion of remaining performance obligations, respectively. We expect to recognize approximately 75% of the remaining performance obligations at December 31, 2023 as revenue over the next 12 months, and approximately 85% over the next 24 months. The remainder is expected to be recognized thereafter.

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
Contract assets primarily consist of unbilled receivables typically resulting from revenue recognized exceeding the amount billed to the customer and right to payment is not just subject to the passage of time. Unbilled amounts represent revenues for which billings have not been presented to customers. These amounts are generally billed and collected within one year subject to various conditions including, without limitation, appropriated and available funding. Long-term unbilled receivables not anticipated to be billed and collected within one year, which are primarily related to retainage, holdbacks, and long-term rate settlements to be billed at contract closeout, are included in other long-term assets in the accompanying condensed consolidated balance sheets. Contract liabilities primarily consist of advance payments, billings in excess of costs incurred and deferred revenue. Contract assets and liabilities are reported on a net contract basis at the end of each reporting period. The Company maintains an allowance for credit losses to provide for an estimate of uncollectible receivables. Provision for credit losses recognized was not material for the three and nine months ended December 31, 2023 and 2022.
The following table summarizes the contract assets and liabilities, and accounts receivable, net of allowance recognized on the Company’s condensed consolidated balance sheets:

	December 31, 2023	March 31, 2023
Current assets
Accounts receivable–billed	$737,599	$551,666
Accounts receivable–unbilled (contract assets)	1,230,554	1,223,482
Allowance for credit losses	(67)	(318)
Accounts receivable, net	1,968,086	1,774,830
Other long-term assets
Accounts receivable–unbilled (contract assets)	56,953	59,455
Total accounts receivable, net	$2,025,039	$1,834,285
Other current liabilities
Advance payments, billings in excess of costs incurred and deferred revenue (contract liabilities)	$19,450	$18,995
Changes in contract assets and contract liabilities are primarily due to the timing difference between the Company’s performance of services and payments from customers. For the three months ended December 31, 2023 and 2022, we recognized revenue of $0.4 million and $4.2 million, respectively, and for the nine months ended December 31, 2023 and 2022, we recognized revenue of $16.6 million and $24.2 million, respectively, related to our contract liabilities on April 1, 2023 and 2022, respectively. To determine revenue recognized from contract liabilities during the reporting periods, the Company allocates revenue to individual contract liability balances and applies revenue recognized during the reporting periods first to the beginning balances of contract liabilities until the revenue exceeds the balances.
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
The Company currently has outstanding shares of Class A Common Stock. Holders of unvested Class A Restricted Common Stock are entitled to participate in non-forfeitable dividends or other distributions (“participating securities”). These unvested restricted shares participated in the Company's dividends declared and paid in the third quarter of fiscal 2024 and 2023. As such, EPS is calculated using the two-class method whereby earnings are reduced by distributed earnings as well as any available undistributed earnings allocable to holders of these unvested restricted shares. A reconciliation of the income used to compute basic and diluted EPS for the periods presented are as follows:

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Numerator (1):
Earnings for basic computations	$144,431	$30,526	$473,856	$337,607
Earnings for diluted computations	$144,433	$30,526	$473,864	$337,612
Denominator:
Weighted-average common stock shares outstanding, basic	130,121,092	132,224,802	130,647,687	132,286,243
Dilutive stock options and restricted stock	367,958	535,075	411,067	545,326
Weighted-average common stock shares outstanding, diluted (2)	130,489,050	132,759,877	131,058,754	132,831,569
Earnings per common share:
Basic	$1.11	$0.23	$3.63	$2.55
Diluted (2)	$1.11	$0.23	$3.62	$2.54
(1)    The difference between earnings for basic and diluted computations and net income presented on the condensed consolidated statements of operations is due to undistributed earnings and dividends allocated to the participating securities. There were approximately 1.1 million of participating securities for both the three months ended December 31, 2023 and 2022, and 1.1 million and 1.0 million shares of participating securities for the nine months ended December 31, 2023 and 2022, respectively.
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
Goodwill
As of December 31, 2023 and March 31, 2023, goodwill was $2,343.8 million and $2,338.4 million, respectively. The $5.4 million increase in the carrying amount of goodwill was attributable the Company's finalization of the accounting for the acquisition of EverWatch.
Intangible Assets
Intangible assets consisted of the following:

	December 31, 2023			March 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Programs and contract assets, channel relationships, and other amortizable intangible assets	$591,894	$220,557	$371,337	$599,794	$169,316	$430,478
Software	145,613	87,996	57,617	134,152	69,215	64,937
Total amortizable intangible assets	$737,507	$308,553	$428,954	$733,946	$238,531	$495,415
Unamortizable intangible assets:
Trade name	$190,200	$—	$190,200	$190,200	$—	$190,200
Total	$927,707	$308,553	$619,154	$924,146	$238,531	$685,615
The decrease in the gross carrying value of amortizable intangible assets (excluding software) was primarily attributable to a $7.9 million adjustment related to the Company's finalization of the accounting for the acquisition of EverWatch in the first quarter of fiscal 2024.
6. Accounts Payable and Other Accrued Expenses
Accounts payable and other accrued expenses consisted of the following:

	December 31, 2023	March 31, 2023
Vendor payables	$564,948	$597,808
Accrued expenses	428,564	718,832
Total accounts payable and other accrued expenses	$993,512	$1,316,640
Accrued expenses consisted primarily of the Company’s provision for claimed indirect costs (approximately $339.9 million and $326.7 million as of December 31, 2023 and March 31, 2023, respectively). Accrued expenses at March 31, 2023 also included a $350.0 million reserve associated with the settlement of the U.S. Department of Justice's investigation of the Company which was subsequently settled and paid in the second quarter of fiscal 2024. See Note 15, “Commitments and Contingencies,” to the condensed consolidated financial statements for further discussion of these items.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
7. Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following:

	December 31, 2023	March 31, 2023
Bonus	$106,993	$120,023
Retirement	126,495	52,480
Vacation	190,295	203,627
Other	51,003	69,075
Total accrued compensation and benefits	$474,786	$445,205
8. Debt
Debt consisted of the following:

	December 31, 2023		March 31, 2023
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Term Loan A	6.71%	$1,598,438	5.97%	$1,629,375
Senior Notes due 2028	3.88%	700,000	3.88%	700,000
Senior Notes due 2029	4.00%	500,000	4.00%	500,000
Senior Notes due 2033	5.95%	650,000		—
Less: Unamortized debt issuance costs and discount on debt		(27,332)		(17,230)
Total		3,421,106		2,812,145
Less: Current portion of long-term debt		(51,563)		(41,250)
Long-term debt, net of current portion		$3,369,543		$2,770,895
Credit Agreement
Booz Allen Hamilton Inc. (“Booz Allen Hamilton”), Booz Allen Hamilton Investor Corporation (“Investor”), and certain wholly owned subsidiaries of Booz Allen Hamilton are parties to a Credit Agreement dated as of July 31, 2012, as amended (the “Credit Agreement”), with certain institutional lenders and Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Lender. As of December 31, 2023, the Credit Agreement provided Booz Allen Hamilton with a $1,598.4 million Term Loan A (“Term Loan A”) and a $1.0 billion revolving credit facility (the “Revolving Credit Facility”), with a sub-limit for letters of credit of $200.0 million. As of December 31, 2023, the maturity date of the Term Loan A and the Revolving Commitments is September 7, 2027. Voluntary prepayments of the Term Loan A and the Revolving Loans are permitted at any time, in minimum principal amounts, without premium or penalty. Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement were secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement and related documentation; such security was released in connection with Booz Allen Hamilton obtaining investment grade ratings from both Moody's and S&P. On September 7, 2022 (the “Ninth Amendment Effective Date”), the previously outstanding Term Loan B loans under the Credit Agreement were prepaid in full.
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
The Company occasionally borrows under the Revolving Credit Facility for our working capital needs. During the first and second quarters of fiscal 2024, we borrowed $500.0 million on our Revolving Credit Facility for our working capital needs, which was subsequently repaid in the second quarter of fiscal 2024. As of March 31, 2023 and December 31, 2023, respectively, there was no outstanding balance on the Revolving Credit Facility.
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. In addition, Booz Allen Hamilton is required to meet a financial covenant at each quarter end based on a consolidated net total leverage ratio. As of December 31, 2023 and March 31, 2023, Booz Allen Hamilton was in compliance with all financial covenants associated with its debt and debt-like instruments. In connection with Booz Allen Hamilton obtaining investment grade ratings from both Moody's and S&P, activities restricted by certain negative covenants are permitted subject to pro forma compliance with the financial covenants and no events of default having occurred and continuing.
The following table summarizes interest payments made on the Company’s term loans:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Term Loan A	$27,161	$24,845	$80,259	$39,010
Term Loan B	$—	$—	$—	$5,209
Total	$27,161	$24,845	$80,259	$44,219
Borrowings under the Term Loan A, and if used, the Revolving Credit Facility, incur interest at a variable rate. As of December 31, 2023, Booz Allen Hamilton had interest rate swaps with an aggregate notional amount of $550.0 million. These instruments hedge the variability of cash outflows for interest payments on the Term Loans and Revolving Credit Facility. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense (See Note 9, “Derivatives,” to our condensed consolidated financial statements).
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
Interest Expense
Interest on debt and debt-like instruments consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Term Loan A Interest Expense	27,459	20,733	80,874	39,210
Term Loan B Interest Expense	—	—	—	5,186
Revolving Credit Facility Interest Expense	—	—	1,438	—
Senior Notes Interest Expense	21,451	11,781	51,243	35,344
Amortization of Debt Issuance Cost (DIC) and Original Issue Discount (OID) (1)	1,335	1,042	3,580	3,329
Interest Swap (Income) Expense	(3,846)	(1,648)	(11,117)	1,571
Other	183	123	794	388
Total Interest Expense	$46,582	$32,031	$126,812	$85,028
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
The following table summarizes the material terms of the Company’s outstanding interest rate swap derivative contracts as of December 31, 2023:

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
Derivative instruments are recorded in the condensed consolidated balance sheet on a gross basis at estimated fair value. As of December 31, 2023, $9.2 million, $1.3 million and $0.6 million were classified as other current assets, other long-term assets and other long-term liabilities, respectively, on the condensed consolidated balance sheet. As of March 31, 2023, $11.2

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
million, $3.5 million and $1.4 million were classified as other current assets, other long-term assets and other long-term liabilities, respectively, on the condensed consolidated balance sheet.
For interest rate swaps designated as cash flow hedges, the changes in the fair value of derivatives are recorded in Accumulated Other Comprehensive Income, or AOCI, net of taxes, and is subsequently reclassified into interest expense, net in the period that the hedged forecasted interest payments are made on the Company's variable-rate debt. The effect of derivative instruments on the accompanying condensed consolidated financial statements for the three and nine months ended December 31, 2023 and 2022 is as follows:

Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Pre-Tax Gain or (Loss) Recognized in AOCI/(AOCL) on Derivatives				Amount of Pre-Tax Gain or (Loss) Reclassified from AOCI/(AOCL) into Income (1)
		Three Months Ended December 31,		Nine Months Ended December 31,		Three Months Ended December 31,		Nine Months Ended December 31,
		2023	2022	2023	2022	2023	2022	2023	2022
Interest rate swaps	Interest income (expense)	$(4,283)	$1,565	$7,489	$16,704	$3,846	$1,648	$11,117	$(1,571)
(1) The reclassifications from accumulated other comprehensive income (loss) to net income were reduced by tax (expense) benefit of $1.0 million and ($0.4 million), respectively, for the three months ended December 31, 2023 and 2022, and $2.9 million and $(0.4) million, respectively, for the nine months ended December 31, 2023 and 2022.
Over the next 12 months, the Company estimates that $9.1 million will be reclassified as a decrease to interest expense. Cash flows associated with periodic settlements of interest rate swaps will be classified as operating activities in the condensed consolidated statement of cash flows.
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
10. Income Taxes
The Company’s effective income tax rates were 29.8% and 25.6% for the three months ended December 31, 2023 and 2022, respectively, and 24.7% and 23.3% for the nine months ended December 31, 2023 and 2022, respectively. Our effective tax rates for these periods differ from the federal statutory rate of 21.0% primarily due to the inclusion of state and foreign income taxes and permanent rate differences, which are predominantly related to certain executive compensation and the accrual of reserves for uncertain tax positions, offset by research and development tax credits, excess tax benefits for employee share-based compensation, and the Foreign Derived Intangible Income deduction.
The Company is currently contesting tax assessments from the District of Columbia Office of Tax and Revenue (“DC OTR”) for fiscal years 2013 through 2015. The assessment relates to $11.8 million of taxes, net of federal tax benefits, as of December 31, 2023.
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
The Company has taken similar tax positions with respect to subsequent fiscal years. As of December 31, 2023, the Company does not maintain reserves for any uncertain tax positions related to the contested tax benefits related to 2013 through 2015, nor does it maintain reserves for the similar tax positions taken in the subsequent fiscal years. Management continues to evaluate this position quarterly to determine if a change in estimate is needed. If an adverse final resolution were to occur with respect to the contested tax benefits or the similar tax positions taken for fiscal years 2013 through 2020, the total potential future tax expense that would arise would be approximately $40.4 million to $64.9 million, net of federal benefit.
During fiscal 2023 and through the first and second quarters of fiscal 2024, the Company recognized an increase in reserves for uncertain tax positions related to an increase in research and development tax credits available, as in prior years, and the required capitalization of research and development expenditures, which became effective in fiscal 2023. The uncertain tax positions related to the capitalization of research and development expenditures were offset by a deferred tax asset. As of December 31, 2023, September 30, 2023, and March 31, 2023 the Company recorded $106.8 million, $769.8 million and $552.6 million, respectively, of reserves for uncertain tax positions.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
During the third quarter of fiscal 2024, the Company completed a detailed study of its research and development expenditures and confirmed management's position that only certain contracts and activities are required to be capitalized and amortized under the rules enacted as part of the Tax Cuts and Jobs Act of 2017, specifically Section 174. This was further supported by guidance issued by the Internal Revenue Service in September and December 2023. As a result, during the third quarter of fiscal 2024, the Company reversed (i) its uncertain tax position reserve related to Section 174 of $656.2 million, with a corresponding decrease to deferred tax assets, and (ii) the accrued interest on the uncertain tax position related to Section 174 of $5.3 million, which resulted in a decrease in both income tax expense and the uncertain tax position reserve. The Company also adjusted its uncertain tax position reserve related to fiscal 2024 and prior research and development tax credits.
In addition, during the three months ended December 31, 2023, the Company reversed a deferred tax asset of approximately $31.7 million related to the indirect tax benefits of the prior uncertainty around the application of Section 174 of the Tax Cuts and Jobs Act of 2017 (of which approximately $22.0 million was previously recorded in fiscal 2023 and $9.7 million was previously recorded during the six months ended September 30, 2023), which resulted in an increase to income tax expense.
Tax Receivables and Payables
The Company has both income tax receivables and income tax payable on its condensed consolidated balance sheets as follows:

	December 31, 2023	March 31, 2023
Current income tax receivable	16,635	23,633
Long term income tax receivable	167,821	167,821
Current income tax payable	6,524	14,523
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
11. Employee Benefit Plans
The Company sponsors the Employees’ Capital Accumulation Plan (the “ECAP”) which is a qualified defined contribution plan that covers eligible U.S. and certain international employees. The ECAP provides for distributions to participants by reason of retirement, death, disability, or termination of employment. The Company provides an annual matching contribution of up to 6% of eligible annual compensation. Total expenses recognized for matching contributions under the ECAP were $55.5 million and $47.0 million for the three months ended December 31, 2023 and 2022, respectively, and $163.7 million and $139.1 million for the nine months ended December 31, 2023 and 2022, respectively.
The Company also provides post-retirement healthcare benefits to former officers under a medical indemnity insurance plan, with premiums paid by the Company. As of December 31, 2023 and March 31, 2023, the unfunded status of the post-retirement medical plan was $108.4 million and $105.6 million, respectively, which is included in other long-term liabilities in the accompanying condensed consolidated balance sheets. Balance sheet and income statement impacts of any remaining benefit plans are immaterial for all periods presented in these condensed consolidated financial statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
12. Accumulated Other Comprehensive Income
All amounts recorded in other comprehensive income are related to the Company's post-retirement plans and interest rate swaps designated as cash flow hedges. The following table shows the changes in accumulated other comprehensive loss, net of tax:

	Three Months Ended December 31, 2023			Nine Months Ended December 31, 2023
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of period	$18,684	$13,208	$31,892	$19,450	$9,883	$29,333
Other comprehensive income (loss) before reclassifications(1)	—	(3,165)	(3,165)	—	5,535	5,535
Amounts reclassified from accumulated other comprehensive income	(383)	(2,841)	(3,224)	(1,149)	(8,216)	(9,365)
Net current-period other comprehensive loss	(383)	(6,006)	(6,389)	(1,149)	(2,681)	(3,830)
End of period	$18,301	$7,202	$25,503	$18,301	$7,202	$25,503
(1) Changes in other comprehensive income before reclassification for derivatives designated as cash flow hedges are recorded net of tax benefit (expense) of $1.1 million and $(2.0) million for the three and nine months ended December 31, 2023, respectively. The tax impact of other comprehensive income before reclassification for post-retirement plans for the three and nine months ended December 31, 2023 was immaterial.

	Three Months Ended December 31, 2022			Nine Months Ended December 31, 2022
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of period	$8,807	$13,334	$22,141	$8,811	$(226)	$8,585
Other comprehensive income before reclassifications(2)	2	1,155	1,157	—	12,337	12,337
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	(1,217)	(1,219)	(4)	1,161	1,157
Net current-period other comprehensive (loss) income	—	(62)	(62)	(4)	13,498	13,494
End of period	$8,807	$13,272	$22,079	$8,807	$13,272	$22,079
(2) Changes in other comprehensive income before reclassification for derivatives designated as cash flow hedges are recorded net of tax expense of $0.4 million and $4.4 million for the three and nine months ended December 31, 2022. The tax impact of other comprehensive income before reclassification for post-retirement plans for the three and nine months ended December 31, 2022 was immaterial.
13. Stock-Based Compensation
The following table summarizes stock-based compensation expense recognized in the condensed consolidated statements of operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Cost of revenue	$9,348	$9,091	$26,300	$26,227
General and administrative expenses	14,419	9,679	34,977	24,765
Total	$23,767	$18,770	$61,277	$50,992

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Equity Incentive Plan Options	$297	$772	$991	$2,005
Restricted Stock and other awards	23,470	17,998	60,286	48,987
Total	$23,767	$18,770	$61,277	$50,992
As of December 31, 2023, there was $79.2 million of total unrecognized compensation cost related to unvested stock-based compensation agreements. The unrecognized compensation cost as of December 31, 2023 is expected to be fully amortized over the next 3.75 years. Absent the effect of forfeiture or acceleration of stock compensation cost for any departures of employees, the following table summarizes the unrecognized compensation cost and the weighted-average period the cost is expected to be amortized:

	December 31, 2023
	Unrecognized Compensation Cost	Weighted Average Remaining Period to be Recognized (in years)
Equity Incentive Plan Options	$1,923	2.95
Restricted Stock Awards	77,267	1.77
Total	$79,190
Equity Incentive Plan
As of December 31, 2023, there were 0.8 million EIP options outstanding, of which 0.3 million were unvested.
During the nine months ended December 31, 2023, the Board of Directors granted 0.9 million time-based and performance-based restricted stock units to certain employees of the Company. The aggregate value of these awards was $82.0 million based on the grant date fair value. The performance-based awards granted during the nine months ended December 31, 2023 included additional market conditions related to the Company’s total shareholder return relative to its peer group over the three-year performance period. The Company recognizes compensation expense for these performance-based awards with market conditions based on the grant-date fair value calculated using a Monte Carlo model.
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

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

	Recurring Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Current derivative instruments (2)	$—	$9,154	$—	$9,154
Long-term derivative instruments (2)	—	1,252	—	1,252
Long-term deferred compensation plan asset (1)	27,749	—	—	27,749
Total Assets	$27,749	$10,406	$—	$38,155
Liabilities:
Long-term derivative instruments (2)	—	626	—	626
Long-term deferred compensation plan liability (1)	27,749	—	—	27,749
Total Liabilities	$27,749	$626	$—	$28,375

	Recurring Fair Value Measurements as of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Current derivative instruments (2)	$—	$11,245	$—	$11,245
Long-term derivative instruments (2)	—	3,530	—	3,530
Long-term deferred compensation plan asset (1)	20,090	—	—	20,090
Total Assets	$20,090	$14,775	$—	$34,865
Liabilities:
Long-term derivative instruments (2)	—	1,369	—	1,369
Long-term deferred compensation plan liability (1)	20,090	—	—	20,090
Total Liabilities	$20,090	$1,369	$—	$21,459
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
We did not have any material items that were measured at fair value on a non-recurring basis as of December 31, 2023, with the exception of the assets and liabilities acquired through our acquisitions (see Note 5, “Acquisition, Goodwill and Intangible Assets,” to the condensed consolidated financial statements).
The fair value of the Company's cash and cash equivalents, which are Level 1 inputs, approximated its carrying value at December 31, 2023 and March 31, 2023. The Company’s cash and cash equivalent balances presented on the accompanying condensed consolidated balance sheets include $296.6 million and $237.8 million of marketable securities in money market funds as of December 31, 2023 and March 31, 2023, respectively.
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

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

	December 31, 2023		March 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Term Loan A	$1,598,438	$1,594,442	$1,629,375	$1,600,861
3.88% Senior Notes due 2028	700,000	660,807	700,000	638,540
4.00% Senior Notes due 2029	500,000	468,680	500,000	451,930
5.95% Senior Notes due 2033	650,000	686,576	—	—
15. Commitments and Contingencies
Letters of Credit and Third-Party Guarantees
As of December 31, 2023 and March 31, 2023, the Company was contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that totaled $4.5 million and $6.1 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At December 31, 2023 and March 31, 2023, approximately $1.4 million and $1.3 million of these instruments reduced the available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $7.5 million facility of which $4.4 million and $2.7 million were available to the Company at December 31, 2023 and March 31, 2023, respectively.
Government Contracting Matters - Provision for Claimed Indirect Costs
For the three months ended December 31, 2023 and 2022, approximately 98% and 97%, respectively, of the Company's revenue was generated from contracts where the end user was an agency or department of the U.S. government, including contracts where the Company performed either as a prime contractor or subcontractor, and regardless of the geographic location in which the work was performed. For the nine months ended December 31, 2023 and 2022, approximately 98% and 97%, respectively, of the Company's revenue was generated from such contracts. As noted in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023, in the ordinary course of business, agencies of the U.S. government, including the Defense Contract Audit Agency (“DCAA”), audit the Company’s claimed indirect costs and conduct inquiries and investigations of our business practices with respect to government contracts to determine whether the Company's operations are conducted in accordance with these requirements and the terms of the relevant contracts. During the second quarter of fiscal 2024, DCAA issued their findings related to the audit of the Company’s claimed indirect costs for fiscal 2022. Based upon DCAA’s audit findings, the Company reduced a portion of its provision for claimed indirect costs related to fiscal 2022 by approximately $18.3 million during the second quarter of fiscal 2024, which resulted in a corresponding increase to revenue, to reflect our best estimate of the final indirect cost rates for fiscal 2022. Operating income for the nine months ended December 31, 2023 was accordingly increased by $18.3 million and net income was increased by $13.5 million (or $0.10 of basic and diluted earnings per common share for the nine months ended December 31, 2023.). Our final indirect cost rates for fiscal 2022 remain subject to negotiation with the Defense Contract Management Agency (“DCMA”) Administrative Contracting Officer. Management believes it has recorded the appropriate provision for claimed indirect costs for any audit, inquiry, or investigation of which it is aware that may be subject to any reductions and/or penalties. As of December 31, 2023 and March 31, 2023, the Company had recorded liabilities of approximately $339.9 million and $326.7 million, respectively, for estimated adjustments to claimed indirect costs based on its historical DCAA audit results, including the final resolution of such audits with DCMA, for claimed indirect costs incurred subsequent to fiscal 2011, and for contracts not yet closed that are subject to audit and final resolution.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Litigation
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government, which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of December 31, 2023 and March 31, 2023, there were no material amounts accrued in the condensed consolidated financial statements related to these proceedings. As previously disclosed in Note 20, “Commitments and Contingencies,” to the consolidated financial statements of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with these matters.
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
Overview
Trusted to transform missions with the power of tomorrow’s technologies, Booz Allen advances the nation’s most critical civil, defense, and national security priorities. Our ability to deliver value to our clients has always been, and continues to be, a product of the strong character, expertise and tremendous passion of our people. Our approximately 33,800 employees work to solve hard problems by making clients' missions their own, combining decades of consulting and domain expertise with functional expertise in areas such as analytics, digital solutions, engineering, and cyber, all fostered by a culture of innovation that extends to all reaches of the Company.
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
Financial and Other Highlights
During the third quarter of fiscal 2024, the Company generated year over year revenue growth and increased client staff headcount.
Revenue increased 12.9% in the three months ended December 31, 2023 from the three months ended December 31, 2022 and increased 15.6% in the nine months ended December 31, 2023 from the nine months ended December 31, 2022. The increase was primarily driven by strong demand for our services and solutions as well as continued headcount growth. The increase in revenue over the year-to-date period also includes an increase of $18.3 million representing the reduction to our provision for claimed indirect costs recorded during the second quarter of fiscal 2024. See Note 15, “Commitments and Contingencies,” to the condensed consolidated financial statements for further information.
Operating income increased 322.2% to $247.6 million in the three months ended December 31, 2023 from $58.6 million in the three months ended December 31, 2022 and operating margin increased from 2.6% in the prior year period to 9.6%. Operating income increased 52.9% to $749.0 million in the nine months ended December 31, 2023 from $489.8 million in the nine months ended December 31, 2022, and operating margin increased from 7.2% to 9.5%. Operating income was primarily driven by the same drivers benefiting revenue growth, coupled with ongoing cost management efforts. Margins were impacted by a $124.0 million reserve booked in the third quarter of fiscal 2023 and a $27.5 million reserve booked in the first quarter of fiscal 2024, associated with the U.S. Department of Justice's investigation of the company (see Note 15, “Commitments and Contingencies,” to the condensed consolidated financial statements for further information).

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

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except share and per share data)	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Revenue, Excluding Billable Expenses
Revenue	$2,569,801	$2,277,074	$7,890,569	$6,825,650
Less: Billable expenses	799,896	710,526	2,436,988	2,069,733
Revenue, Excluding Billable Expenses*	$1,769,905	$1,566,548	$5,453,581	$4,755,917
Adjusted Operating Income
Operating income	$247,558	$58,640	$748,965	$489,756
Change in provision for claimed indirect costs (a)	—	—	(18,345)	—
Acquisition and divestiture costs (b)	1,952	19,096	5,480	40,121
Financing transaction costs (c)	—	—	820	6,888
Significant acquisition amortization (d)	13,597	14,101	40,301	36,275
Legal matter reserve (e)	—	124,000	27,453	124,000
Adjusted Operating Income	$263,107	$215,837	$804,674	$697,040
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue & Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses
Net income attributable to common stockholders	$145,644	$30,997	$477,750	$340,213
Income tax expense	61,740	10,539	156,291	103,286
Interest and other, net (f)	40,174	17,412	114,924	46,907
Depreciation and amortization	41,113	42,046	123,867	121,200
EBITDA	288,671	100,994	872,832	611,606
Change in provision for claimed indirect costs (a)	—	—	(18,345)	—
Acquisition and divestiture costs (b)	1,952	19,096	5,480	40,121
Financing transaction costs (c)	—	—	820	6,888
Legal matter reserve (e)	—	124,000	27,453	124,000
Adjusted EBITDA	$290,623	$244,090	$888,240	$782,615
Net income margin attributable to common stockholders	5.7%	1.4%	6.1%	5.0%
Adjusted EBITDA Margin on Revenue	11.3%	10.7%	11.3%	11.5%
Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses	16.4%	15.6%	16.3%	16.5%

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except share and per share data)	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Adjusted Net Income
Net income attributable to common stockholders	$145,644	$30,997	$477,750	$340,213
Change in provision for claimed indirect costs (a)	—	—	(18,345)	—
Acquisition and divestiture costs (b)	1,952	19,096	5,480	40,121
Financing transaction costs (c)	—	—	820	6,888
Significant acquisition amortization (d)	13,597	14,101	40,301	36,275
Legal matter reserve (e)	—	124,000	27,453	124,000
Gains associated with divestitures or deconsolidation (g)	—	(13,472)	—	(44,632)
Amortization and write-off of debt issuance costs and debt discount	1,062	780	2,950	5,780
Adjustments for tax effect (h)	22,048	(33,020)	10,094	(37,518)
Adjusted Net Income	$184,303	$142,482	$546,503	$471,127
Adjusted Diluted Earnings Per Share
Weighted-average number of diluted shares outstanding	130,489,050	132,759,877	131,058,754	132,831,569
Diluted earnings per share	$1.11	$0.23	$3.62	$2.54
Adjusted Net Income Per Diluted Share (i)	$1.41	$1.07	$4.17	$3.55
Free Cash Flow
Net cash provided by operating activities	$233,985	$138,582	$115,068	$365,674
Less: Purchases of property, equipment and software	(23,096)	(21,664)	(50,532)	(51,398)
Free cash flow	$210,889	$116,918	$64,536	$314,276
Operating cash flow conversion	161%	447%	24%	107%
Free cash flow conversion	114%	82%	12%	67%
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
(f)Reflects the combination of Interest expense and Other income, net from the condensed consolidated statement of operations.
(g)Represents the gain recognized on the MENA divestiture in the second quarter of fiscal 2023, its MTS business in the third quarter of fiscal 2023, and the gain on the deconsolidation of an artificial intelligence software platform business in the third quarter of fiscal 2023.

(h)Reflects the tax effect of adjustments at an assumed effective tax rate of 26%, which approximates the blended federal and state tax rates, and consistently excludes the impact of other tax credits and incentive benefits realized. The tax effect of certain discrete items is calculated specifically and may vary from the general 26% rate. The tax effect also includes the indirect effects of uncertainty around the application of Section 174 of the Tax Cuts and Jobs Act of 2017 ($26.0 million and $22.0 million for the three and nine months ended December 31, 2023, respectively). See Note 10, “Income Taxes,” to the condensed consolidated financial statements for further information.
(i)Excludes adjustments of approximately $1.2 million and $3.9 million of net earnings for the three and nine months ended December 31, 2023, respectively, and approximately $0.5 million and $2.6 million of net earnings for the three and nine months ended December 31, 2022, respectively, associated with the application of the two-class method for computing diluted earnings per share.
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

The table below presents the percentage of total revenue for each type of contract:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Cost-reimbursable	55%	53%	55%	53%
Time-and-materials	24%	25%	24%	25%
Fixed-price	21%	22%	21%	22%
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
Our People
Revenue from our contracts is derived from services delivered by client staff and, to a lesser extent, from our subcontractors. Our ability to hire, retain, and deploy talent with skills appropriately aligned with client needs is critical to our ability to grow our revenue. We continuously evaluate whether our talent base is properly sized and appropriately compensated, and contains an optimal mix of skills to be cost competitive and meet the rapidly evolving needs of our clients. We seek to achieve that result through recruitment and management of capacity and compensation. As of December 31, 2023 and 2022, we employed approximately 33,800 and 31,100 people, respectively, of which approximately 30,900 and 28,300, respectively, were client staff.
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

The following table summarizes the value of our contract backlog at the respective dates presented:

	December 31, 2023	December 31, 2022
	(In millions)
Backlog:
Funded	$5,246	$4,544
Unfunded	9,195	10,131
Priced options	19,880	15,373
Total backlog	$34,321	$30,048
Our total backlog consists of remaining performance obligations, certain orders under contracts for which the period of performance has expired, and unexercised option period and other unexercised optional orders. As of December 31, 2023 and March 31, 2023, the Company had $8.8 billion and $7.9 billion of remaining performance obligations, respectively. We expect to recognize approximately 75% of the remaining performance obligations at December 31, 2023 as revenue over the next 12 months, and approximately 85% over the next 24 months. The remainder is expected to be recognized thereafter. However, given the uncertainties discussed below, as well as the risks described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all. Our backlog includes orders under contracts that in some cases extend for several years. The U.S. Congress generally appropriates funds for our clients on a yearly basis, even though their contracts with us may call for performance that is expected to take a number of years to complete. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until the U.S. Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.
We view growth in total backlog and client staff headcount as the two key measures of our potential business growth. Growing and deploying client staff is the primary means by which we are able to achieve profitable revenue growth. To the extent that we are able to hire additional client staff and deploy them against funded backlog, we generally recognize increased revenue. Total backlog increased by 14.2% from December 31, 2022 to December 31, 2023. Additions to funded backlog during the twelve months ended December 31, 2023 totaled $11.0 billion in comparison to $9.6 billion for the comparable period in fiscal 2023, as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options. We report internally on our backlog on a monthly basis and review backlog upon occurrence of certain events to determine if any adjustments are necessary.
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
In addition, contract backlog includes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the funded backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a predetermined expiration date such as the end of the U.S. government's fiscal year. The revenue value of orders included in contract backlog that has not been recognized as revenue due to period of performance expirations has not exceeded approximately 4.8% of total backlog as of December 31, 2023 and during any of the three preceding fiscal quarters.

We expect to recognize revenue from a substantial portion of funded backlog as of December 31, 2023 within the next twelve months. However, given the uncertainties discussed above, as well as the risks described in “Part I, Item 1A. Risk Factors,” of our fiscal 2023 Annual Report on Form 10-K, we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all.
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

Critical Accounting Estimates and Policies
Our critical accounting estimates and policies are disclosed in the Critical Accounting Estimates and Policies section in Part II, “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended March 31, 2023. Other than the change in estimate resulting in a reduction to our provision for claimed indirect costs, there were no other material changes to our critical accounting policies, estimates or judgments that occurred during the periods covered by this report. See Note 15, “Commitments and Contingencies,” to our condensed consolidated financial statements for additional information related to the aforementioned change in estimate.
Results of Operations
The following table sets forth items from our condensed consolidated statements of operations for the nine months ended December 31, 2023 and December 31, 2022:

	Three Months Ended December 31,			Nine Months Ended December 31,
	2023	2022		2023	2022
	(Unaudited)	(Unaudited)	Percent	(Unaudited)	(Unaudited)	Percent
	(In thousands)		Change	(In thousands)		Change
Revenue	$2,569,801	$2,277,074	12.9%	$7,890,569	$6,825,650	15.6%
Operating costs and expenses:
Cost of revenue	1,180,961	1,043,474	13.2%	3,665,589	3,175,897	15.4%
Billable expenses	799,896	710,526	12.6%	2,436,988	2,069,733	17.7%
General and administrative expenses	300,273	422,388	(28.9)%	915,160	969,064	(5.6)%
Depreciation and amortization	41,113	42,046	(2.2)%	123,867	121,200	2.2%
Total operating costs and expenses	2,322,243	2,218,434	4.7%	7,141,604	6,335,894	12.7%
Operating income	247,558	58,640	322.2%	748,965	489,756	52.9%
Interest expense	(46,582)	(32,031)	45.4%	(126,812)	(85,028)	49.1%
Other income, net	6,408	14,619	(56.2)%	11,888	38,121	(68.8)%
Income before income taxes	207,384	41,228	403.0%	634,041	442,849	43.2%
Income tax expense	61,740	10,539	485.8%	156,291	103,286	51.3%
Net income	145,644	30,689	374.6%	477,750	339,563	40.7%
Net loss attributable to non-controlling interest	—	308	NM	—	650	NM
Net income attributable to common stockholders	$145,644	$30,997	369.9%	$477,750	$340,213	40.4%
NM - Not meaningful.
Revenue
Revenue increased 12.9% and 15.6%, respectively, for the three and nine months ended December 31, 2023 as compared to the three and nine months ended December 31, 2022. The increase was primarily driven by strong demand for our services and solutions as well as continued headcount growth. The increase in revenue over the year-to-date period includes an increase of $18.3 million representing the reduction to our provision for claimed indirect costs recorded during the second quarter of fiscal 2024. See Note 15, “Commitments and Contingencies,” to the condensed consolidated financial statements for further information. Total headcount as of December 31, 2023 increased by approximately 2,700 as compared to December 31, 2022.
Cost of Revenue
Cost of revenue as a percentage of revenue was 46.0% and 45.8% for the three months ended December 31, 2023 and 2022, respectively, and 46.5% for both the nine months ended December 31, 2023 and 2022. Cost of revenue increased 13.2% and 15.4% for the three and nine months ended December 31, 2023, respectively, as compared to the three and nine months ended December 31, 2022. The increases were primarily due to increases in salaries and salary-related benefits in the three and nine months ended December 31, 2023 of $144.6 million and $469.6 million, respectively, driven by increased headcount and salary increases. Other business expenses and professional fees decreased $15.2 million for the quarter and increased $13.7 million for the year-to-date period.

Billable Expenses
Billable expenses as a percentage of revenue were 31.1% and 31.2% for the three months ended December 31, 2023 and 2022, respectively, and 30.9% and 30.3% for the nine months ended December 31, 2023 and 2022, respectively. Billable expenses increased 12.6% and 17.7% for the three and nine months ended December 31, 2023, respectively, as compared to the three and nine months ended December 31, 2022. The increases were primarily attributable to increases in the use of subcontractors driven by client demand and timing of client needs, as well as increases in expenses from contracts requiring the Company to incur other direct expenses and travel on behalf of clients as compared to the prior year period.
General and Administrative Expenses
General and administrative expenses as a percentage of revenue were 11.7% and 18.5% for the three months ended December 31, 2023 and 2022, respectively, and 11.6% and 14.2% for the nine months ended December 31, 2023 and 2022, respectively. General and administrative expenses decreased 28.9% and 5.6% for the three and nine months ended December 31, 2023, respectively, as compared to the three and nine months ended December 31, 2022.
For the three and nine months ended December 31, 2023, the decrease over the prior year period was primarily driven by a $124.0 million reserve recorded in the third quarter of fiscal 2023 as compared to a $27.5 million reserve recorded in the first quarter of fiscal 2024, associated with the U.S. Department of Justice's investigation of the Company (see Note 15, “Commitments and Contingencies,” to the condensed consolidated financial statements for further information). In the quarter-to-date period the decrease was also driven by decreases in professional fees and other business expenses of $13.3 million, partially offset by increases in salary and salary related benefits of $8.2 million. In the year-to-date period the decrease was also driven by decreases in professional service fees and other business expenses of $10.5 million, partially offset by increases in salary and salary related benefits of $33.4 million.
Depreciation and Amortization
Depreciation and amortization expense decreased 2.2% and increased 2.2% for the three and nine months ended December 31, 2023, respectively, as compared to the three and nine months ended December 31, 2022, primarily driven by intangible amortization related to acquisitions.
Interest Expense
Interest expense increased 45.4% and 49.1% for the three and nine months ended December 31, 2023, respectively, as compared to the three and nine months ended December 31, 2022, primarily due to an overall increase in interest rates, as well as an increase of approximately $15.9 million ($9.8 million for the quarter-to-date period) related to the $650.0 million senior notes the Company issued in August of fiscal 2024.
Other Income, net
Other income, net decreased to $6.4 million for the three months ended December 31, 2023 from $14.6 million for the three months ended December 31, 2022, and decreased to $11.9 million for the nine months ended December 31, 2023 from $38.1 million for the nine months ended December 31, 2022, due to the following:
•A $31.2 million pre-tax gain recognized in the second quarter of fiscal 2023 associated with the divestiture of the Company's MENA business, not present in the current year;
•A pre-tax gain of $8.9 million recognized in the third quarter of fiscal 2023 from the de-consolidation of a business, not present in the current year; and
•A $4.6 million pre-tax gain recognized in the third quarter of fiscal 2023 associated with the divestiture of the Company's MTS business, not present in the current year.
The above decreases were partially offset by increases in interest income of $4.0 million and $11.1 million for the quarter and year-to date periods, respectively, primarily due to overall increase in interest rates as well as higher average cash balances.
Income Tax Expense
Income tax expense increased to $61.7 million for the three months ended December 31, 2023 from $10.5 million for the three months ended December 31, 2022, an increase of 485.8%, and increased to $156.3 million for the nine months ended December 31, 2023 from $103.3 million for the nine months ended December 31, 2022, an increase of 51.3%.

The effective tax rate for the three months ended December 31, 2023 increased to 29.8% from 25.6% for the three months ended December 31, 2022. The effective tax rate for the nine months ended December 31, 2023 increased to 24.7% from 23.3% for the nine months ended December 31, 2022. Increases were primarily due to an increase in items recognized discretely in the current period relating to the reversal of prior period indirect effects of underlying prior period uncertain tax positions that were reversed in the current period. The reversal of the associated uncertain tax positions did not directly impact the effective tax rate, given that the uncertain tax position reversal was offset by a decrease in the deferred tax asset.

Liquidity and Capital Resources
As of December 31, 2023, our total liquidity was $1.6 billion, consisting of $601.8 million of cash and cash equivalents and $998.6 million available under the Revolving Credit Facility. In the opinion of management, we will be able to meet our liquidity and cash needs through a combination of cash flows from operating activities, available cash balances, and available borrowing under the Revolving Credit Facility. If these resources need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities.
The following table presents selected financial information as of December 31, 2023 and March 31, 2023 and for the first nine months of fiscal 2024 and 2023:

	December 31, 2023	March 31, 2023
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$601,813	$404,862
Total debt	$3,421,106	$2,812,145

	Nine Months Ended December 31,
	2023	2022
	(Unaudited)	(Unaudited)
	(In thousands)
Net cash provided by operating activities	$115,068	$365,674
Net cash used in investing activities	(68,254)	(440,058)
Net cash provided by (used in) financing activities	150,137	(250,587)
Total increase (decrease) in cash and cash equivalents	$196,951	$(324,971)
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
On July 21, 2023, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with the United States of America, acting through the U.S. Department of Justice and on behalf of the Department of Defense and Defense Contract Management Agency (collectively the “United States”), and Relator Sarah A. Feinberg, to resolve the civil investigation related to certain elements of the Company’s cost accounting and indirect cost charging practices from April 1, 2011 through March 31, 2021. Under the terms of the Settlement Agreement, the Company agreed to pay to the United States $377.5 million, which the Company paid in the second quarter of fiscal 2024 with cash on hand and by drawing on its revolving credit facility. See Note 15, “Commitments and Contingencies,” to our condensed consolidated financial statements for additional information related to the Settlement Agreement.
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

Operating Cash Flow
Net cash provided by operations is primarily affected by the overall profitability of our contracts, our ability to invoice and collect cash from clients in a timely manner, our ability to manage our vendor payments and the timing of cash paid for income taxes. Continued uncertainty in global economic conditions may also affect our business as customers and suppliers may decide to downsize, defer, or cancel contracts, which could negatively affect the operating cash flows. Net cash provided by operations was $115.1 million for the nine months ended December 31, 2023 compared to $365.7 million in the prior year period. Operating cash was aided by strong collection performance and overall revenue growth but was impacted by a $377.5 million outflow related to the U.S. Department of Justice matter noted above.
Beginning in fiscal 2023, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years for U.S. based research and development. This provision negatively impacted our fiscal 2023 cash from operations, but had an offsetting impact on the deferred tax asset. The Company expects a similar impact in fiscal 2024, although the impact to cash and deferred taxes is expected to be smaller than in fiscal 2023. Prospectively, the future impact of this provision will depend on if and when this provision is deferred, modified, or repealed by Congress, including if retroactively, any guidance issued by the Treasury Department regarding the identification of appropriate costs for capitalization, and the amount of future research and development expenses paid or incurred (among other factors). While the largest impact was to fiscal 2023 cash from operations, the impact will continue over the five year amortization period, but will decrease over the period and is expected to be immaterial in year six.
Investing Cash Flow
Net cash used in investing activities was $68.3 million in the nine months ended December 31, 2023 compared to $440.1 million in the prior year period. The decrease to investing cash used over the prior year was primarily due to the Company's acquisition of EverWatch in fiscal 2023, partially offset by the divestitures of its MENA strategy consulting and MTS businesses in fiscal 2023 as well as increases in cost method investments made by the Company in the current year.
Financing Cash Flow
Net cash provided by financing activities was $150.1 million in the nine months ended December 31, 2023 compared to net cash used in financing activities of $250.6 million in the prior year period. The increase in net cash provided by financing activities was primarily due to an increase in net proceeds of $600.8 million associated with the Company’s debt transactions year over year, partially offset by an increase of $189.6 million in share repurchases and $13.6 million in cash paid for dividends year over year.
Dividends and Share Repurchases
On January 26, 2024, the Company announced a regular quarterly cash dividend in the amount of $0.51 per share. The quarterly dividend is payable on March 1, 2024 to stockholders of record on February 12, 2024.
During the three and nine months ended December 31, 2023, quarterly cash dividends of $0.47 and $1.41 per share, respectively, were declared and paid totaling $61.7 million and $186.8 million, respectively. During the three and nine months ended December 31, 2022, quarterly cash dividends of $0.43 and $1.29 per share, respectively, were declared and paid totaling $57.3 million and $173.2 million, respectively.
On December 12, 2011, the Board of Directors approved a share repurchase program, which was most recently increased by $400.0 million to $2,560.0 million on July 27, 2022. The Company may repurchase shares pursuant to the program by means of open market repurchases, directly negotiated repurchases or through agents acting pursuant to negotiated repurchase agreements. During the first nine months of fiscal 2024, the Company purchased 2.5 million shares of the Company's Class A Common Stock for an aggregate of $272.8 million. As of December 31, 2023, the Company had approximately $583.2 million remaining under the repurchase program.
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

Indebtedness
Booz Allen Hamilton Inc. (“Booz Allen Hamilton”), Booz Allen Hamilton Investor Corporation (“Investor”), and certain wholly owned subsidiaries of Booz Allen Hamilton are parties to a Credit Agreement dated as of July 31, 2012, as amended (the “Credit Agreement”), with certain institutional lenders and Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Lender. As of December 31, 2023, the Credit Agreement provided Booz Allen Hamilton with a $1,598.4 million Term Loan A (“Term Loan A”) and a $1.0 billion revolving credit facility (the “Revolving Credit Facility”), with a sub-limit for letters of credit of $200.0 million. As of December 31, 2023, the maturity date of the Term Loan A and the Revolving Commitments is September 7, 2027. Voluntary prepayments of the Term Loan A and the Revolving Loans are permitted at any time, in minimum principal amounts, without premium or penalty. Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement were secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement and related documentation; such security was released in connection with Booz Allen Hamilton obtaining investment grade ratings from both Moody's and S&P. On September 7, 2022 (the “Ninth Amendment Effective Date”), the previously outstanding Term Loan B loans under the Credit Agreement were prepaid in full.
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
As of December 31, 2023 and March 31, 2023, the Company was contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that totaled $4.5 million and $6.1 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At December 31, 2023 and March 31, 2023, respectively, approximately $1.4 million and $1.3 million of these instruments reduced the available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $7.5 million facility of which $4.4 million and $2.7 million were available to the Company at December 31, 2023 and March 31, 2023, respectively.
The Company occasionally borrows under the Revolving Credit Facility for our working capital needs. As of March 31, 2023 and December 31, 2023, respectively, there was no outstanding balance on the Revolving Credit Facility.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. In addition, Booz Allen Hamilton is required to meet a financial covenant at each quarter end based on a consolidated net total leverage ratio. As of December 31, 2023 and March 31, 2023, Booz Allen Hamilton was in compliance with all financial covenants associated with its debt and debt-like instruments. In connection with Booz Allen Hamilton obtaining investment grade ratings from both Moody's and S&P, activities restricted by certain negative covenants are permitted subject to pro forma compliance with the financial covenants and no events of default having occurred and continuing.
The following table summarizes interest payments made on the Company’s term loans:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Term Loan A	$27,161	$24,845	$80,259	$39,010
Term Loan B	—	—	—	5,209
Total	$27,161	$24,845	$80,259	$44,219
Borrowings under the Term Loan A, and if used, the Revolving Credit Facility, incur interest at a variable rate. As of December 31, 2023, Booz Allen Hamilton had interest rate swaps with an aggregate notional amount of $550.0 million. These instruments hedge the variability of cash outflows for interest payments on the Term Loans and Revolving Credit Facility. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense (See Note 9, “Derivatives,” to our condensed consolidated financial statements).
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
The tables below present the summarized financial information as combined for the Company and Booz Allen Hamilton as of March 31, 2023 and as of and for the nine months ended December 31, 2023, after the elimination of intercompany transactions and balances between the Company and Booz Allen Hamilton and excluding the subsidiaries of the Company that are not issuers or guarantors of the Senior Notes due 2033, including earnings from and investments in these entities. The summarized financial information is provided in accordance with the reporting requirements of Rule 13-01 under Regulation S-X and is not intended to present our financial position or results of operations in accordance with GAAP.

Summarized Statements of Financial Condition

(in thousands)	December 31, 2023	March 31, 2023
Intercompany receivables from non-guarantor subsidiaries	$19,477	$162,431	(1)
Total other current assets	$2,540,144	$2,160,182
Goodwill and intangible assets, net of accumulated amortization	$1,500,648	$1,508,147	(2)
Total other non-current assets	$815,957	$1,239,763
Intercompany payables to non-guarantor subsidiaries	$204,126	$249,999	(1)
Total other current liabilities	$1,543,392	$1,845,691
Long-term debt, net of current portion	$3,369,543	$2,770,895
Total other non-current liabilities	$403,159	$870,176
(1) Amounts relating to the intercompany balances at March 31, 2023 were presented gross, while during fiscal 2024, intercompany balances were presented on a net basis (offsetting intercompany payables with corresponding intercompany receivables to arrive at a net position on an entity-level).
(2) Certain amounts relating to the intangible assets of acquired entities have been reclassified to entities that are not the issuer or guarantor of the Senior Notes due 2033 to conform with the current fiscal period presentation.

Summarized Statement of Operations

(in thousands)	Nine Months Ended December 31, 2023
Revenue	$7,313,277
Revenue from non-guarantor subsidiaries	$392,896
Operating income	$344,638
Operating income from non-guarantor subsidiaries	$357,486
Net income	$423,174
Net income attributable to the Obligor Group	$423,174
Capital Structure and Resources
Our stockholders’ equity amounted to $1,086.2 million as of December 31, 2023, an increase of $94.2 million, compared to stockholders’ equity of $992.0 million as of March 31, 2023. The increase was primarily due to net income of $477.8 million and stock-based compensation expense of $61.3 million during the nine months ended December 31, 2023, partially offset by $289.8 million in treasury stock resulting from the repurchase of shares of our Class A Common Stock, and $186.4 million in quarterly dividend payments for the nine months ended December 31, 2023.
Capital Expenditures
Since we do not own any of our facilities, our capital expenditure requirements primarily relate to the purchase of computers, management systems, furniture, and leasehold improvements to support our operations. Direct facility and equipment costs billed to clients are not treated as capital expenses. Our capital expenditures for the nine months ended December 31, 2023 and 2022 were $50.5 million and $51.4 million, respectively.
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of December 31, 2023 and March 31, 2023, there were no material amounts accrued in the condensed consolidated financial statements related to these proceedings.
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

On June 19, 2017, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Eastern District of Virginia styled Langley v. Booz Allen Hamilton Holding Corp., No. 17-cv-00696 naming the Company, its Chief Executive Officer, and its Chief Financial Officer as defendants purportedly on behalf of all purchasers of the Company’s securities from May 19, 2016 through June 15, 2017. On September 5, 2017, the court named two lead plaintiffs, and on October 20, 2017, the lead plaintiffs filed a consolidated amended complaint. The complaint asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, alleging misrepresentations or omissions by the Company purporting to relate to matters that are the subject of the DOJ investigation described above. The plaintiffs seek to recover from the Company and the individual defendants an unspecified amount of damages. The Company believes the suit lacks merit and intends to defend against the lawsuit. Motions to dismiss were argued on January 12, 2018, and on February 8, 2018, the court dismissed the amended complaint in its entirety without prejudice. On September 22, 2023, plaintiffs filed a motion for leave to amend the dismissed amended complaint or, in the alternative, for relief from the court’s prior dismissal order, and on October 16, 2023, the court denied plaintiffs’ motion. On November 15, 2023, plaintiffs filed with the United States Court of Appeals for the Fourth Circuit a notice of appeal from the district court’s denial of plaintiffs’ motion, and that appeal remains pending. At this stage of the lawsuit, the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with the lawsuit.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table shows the share repurchase activity for each of the three months in the quarter ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 2023	198,703	$114.23	198,703	$653,160,376
November 2023	357,280	$125.92	357,280	$608,172,935
December 2023	194,376	$128.62	194,376	$583,173,026
Total	750,359		750,359
(1) On December 12, 2011, the Board of Directors approved a share repurchase program, which was most recently increased by $400.0 million to $2,560.0 million on July 27, 2022. A special committee of the Board of Directors was appointed to evaluate market conditions and other relevant factors and initiate repurchases under the program from time to time. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. The above table does not factor in any increases to the share repurchase program subsequent to December 31, 2023.
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
During the quarter ended December 31, 2023, the following activity occurred requiring disclosure under Item 408(a) of Regulation S-K:
Horacio D. Rozanski, our Chief Executive Officer, adopted a new Rule 10b5-1 trading arrangement on November 13, 2023 that will terminate on November 11, 2024. Under the trading arrangement, up to an aggregate of 49,000 shares of common stock are available to be sold by the broker upon reaching pricing targets defined in the trading arrangement.
Matthew A. Calderone, our Chief Financial Officer, adopted a new Rule 10b5-1 trading arrangement on December 14, 2023 that will terminate on March 28, 2024. Under the trading arrangement, up to an aggregate of 3,000 shares of common stock are available to be sold by the broker pursuant to the trading arrangement.
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
101
The following materials from Booz Allen Hamilton Holding Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended December 31, 2023 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2023 and March 31, 2023; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2023 and 2022; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2023 and 2022; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2023 and 2022; and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
___________________________________
*    Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Booz Allen Hamilton Holding Corporation
Registrant

Date: January 26, 2024	By:	/s/ Matthew A. Calderone
Matthew A. Calderone Executive Vice President and Chief Financial Officer (Principal Financial Officer)