Form 10-K
period 2024-03-31
Booz Allen Hamilton Holding Corp
filed 2024-05-24
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes  ☐    No  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of September 30, 2023, the last business day of the registrant's most recently completed second quarter, the aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates was $14,260,987,781.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of May 20, 2024
Class A Common Stock	129,320,488

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders scheduled for July 24, 2024 are incorporated by reference into Part III.

INTRODUCTORY NOTE
Unless the context otherwise indicates or requires, as used in this Annual Report on Form 10-K for the fiscal year ended March 31, 2024, references to: (i) “we,” “us,” “our,” or our “company” refer to Booz Allen Hamilton Holding Corporation, its consolidated subsidiaries and predecessors; (ii) “Booz Allen Holding” refers to Booz Allen Hamilton Holding Corporation, exclusive of its subsidiaries; (iii) “Booz Allen Investor” refers to Booz Allen Hamilton Investor Corporation, a wholly-owned subsidiary of Booz Allen Holding; (iv) “Booz Allen Hamilton” and “Booz Allen” refer to Booz Allen Hamilton Inc., our primary operating company and a wholly-owned subsidiary of Booz Allen Holding; and (v) “fiscal,” when used in reference to any twelve-month period ended March 31, refers to our fiscal years ended March 31. Unless otherwise indicated, information contained in this Annual Report is as of March 31, 2024. We have made rounding adjustments to reach some of the figures included in this Annual Report and, unless otherwise indicated, percentages presented in this Annual Report are approximate.
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
•changes in U.S. government spending, including a continuation of efforts by the U.S. government to decrease spending for management support service contracts, and mission priorities that shift expenditures away from agencies or programs that we support, or as a result of U.S. administration transitions;
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
•failure to comply with numerous laws and regulations, including, but not limited to, the Federal Acquisition Regulation (“FAR”), the False Claims Act, the Defense Federal Acquisition Regulation Supplement (“DFARS”), and FAR Cost Accounting Standards and Cost Principles;
•the effects of disease outbreaks, pandemics, or widespread health epidemics, including disruptions to our workforce and the impact on government spending and demand for our solutions;
•our ability to compete effectively in the competitive bidding process and delays or losses of contract awards caused by competitors’ protests of major contract awards received by us;
•variable purchasing patterns under U.S. government General Services Administration Multiple Award schedule contracts, or General Services Administration (“GSA”) schedules, blanket purchase agreements, and indefinite delivery/indefinite quantity (“IDIQ”) contracts;
•the loss of GSA schedules or our position as prime contractor on government-wide acquisition contract vehicles (“GWACs”);
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
•misconduct or other improper activities from our employees, subcontractors, or suppliers, including the improper access, use or release of our or our clients’ sensitive or classified information;
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

PART I
Item 1.    Business.
Overview
For 110 years, business, government, and military leaders have turned to Booz Allen Hamilton to solve their most complex problems. A values-driven organization with a guiding purpose to empower people to change the world, we remain focused on providing long-term solutions to our clients’ emerging and ever-changing challenges. Our people are passionate about their service to our clients and their missions and supporting the communities in which we live and work. This is our heritage, and it is as true today as when the Company was founded in 1914.
A collaborative culture is an integral part of our unique operating model and encourages our people to bring a diversity of ideas and talent to every client engagement. We combine our in-depth expertise in artificial intelligence and cybersecurity with leading-edge technology and engineering practices to deliver powerful solutions. Leveraging 110 years of strategic consulting expertise with the perspectives of diverse talent, we strive for results by integrating technology with an enduring focus on our clients. By investing in markets, capabilities, and talent, and building new business models, including ventures, partnerships, and product offerings, we believe we are creating sustainable quality growth for the Company.
Through our dedication to our clients' missions, and a commitment to evolving our business to address their needs, we have longstanding relationships with our clients, the longest of which is more than 80 years. We support critical missions for a diverse base of federal government clients, including nearly all of the U.S. government’s cabinet-level departments, as well as for commercial clients, both domestically and internationally. We support our federal government clients by helping them tackle their most complex and pressing challenges, such as protecting soldiers in combat and supporting their families, advancing cyber capabilities, securing our national infrastructure, enabling and enhancing digital services, transforming the healthcare system, and improving governmental efficiency to achieve better outcomes. Drawing on our deep understanding and leading position in cybersecurity, we serve commercial clients across industries, including financial services, health and life sciences, energy, and technology.
History and Corporate Structure
We were founded in 1914 by Edwin Booz, one of the pioneers of management consulting. In 1940, we began serving the U.S. government by advising the Secretary of the Navy in preparation for World War II. As the needs of our clients have grown more complex, we have expanded beyond our management consulting foundation to develop deep expertise in the fields of analytics, digital solutions, engineering, cyber and artificial intelligence.
We are organized and operate as a corporation, but sometimes use the term “partner” to refer to our Chief Executive Officer and our Executive and Senior Vice Presidents. The use of the term “partner” reflects our collaborative culture and is not meant to imply that we operate our Company as, or have any intention to create a legal entity that is, a partnership.
Booz Allen Holding was incorporated in Delaware in May 2008 to serve as the top-level holding company for the consolidated Booz Allen Hamilton U.S. government consulting business. On July 31, 2008, Booz Allen Hamilton completed the separation of its U.S. government consulting business from its legacy commercial and international consulting business, and the sale of 100% of its outstanding common stock to Booz Allen Holding, or the Carlyle Acquisition, which was majority owned by The Carlyle Group and certain of its affiliated investment funds, or Carlyle. Our Company is a corporation that is the successor to the U.S. government consulting business of Booz Allen Hamilton following the separation. Between 2013 and 2016, we registered the offering and sale of common stock by Carlyle, and on December 6, 2016, Carlyle disposed of its remaining shares of the Company's Class A Common Stock in a registered secondary offering.
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
Across all markets, we address our clients’ complex and evolving needs by deploying multifaceted teams with a combination of deep mission understanding, market-leading functional capabilities, consulting talent, and true technical and engineering expertise. These client-facing teams, which are fundamental to our differentiated value proposition, better position us to create market-relevant growth strategies and plan for and meet current, future, and prospective market needs. They also help us identify and deliver against diverse client needs in a more agile manner. Our significant win rates during fiscal 2024 on new and re-competed contracts of 63% and 92%, respectively, as compared to 66% and 88%, respectively, in fiscal 2023, demonstrate the strength of this approach.

Human Capital Management
As we embrace new and future-focused ways of working, we remain true to what has always defined who we are: our commitments to our purpose and values, our clients and their missions, and our people. At Booz Allen, we strive to create an environment where all of our 34,200 employees feel a sense of belonging and feel empowered to bring their diverse skills, perspectives, and talents to bear on our clients’ biggest challenges and to create careers that are meaningful to them.
Booz Allen is a place where you can be you.
Culture. Our VoLT (Velocity, Leadership, and Technology) strategy and the modern workplace have created the opportunity for us to invigorate our culture to propel us into the next era. As we navigate a hybrid work environment and seek to perform on an exceptional level, culture is more important than ever. Intentionally building, modeling, and driving a culture that reinforces our strategic objectives, propels our connectedness, and solidifies our purpose is key to unleashing our potential.
Our cultural aspirations are to:
•Cultivate a culture where everyone can thrive and belong
•Preserve our cornerstone of strong relationships and collaboration
•Embrace a flexible work environment
•Empower our people to be successful at work and in life
These aspirations drive our performance by building off our strengths. By committing to practice an evolved way of “how we do things,” we can amplify the positive impact we have on our people, our clients, and the world.
Diversity, Equity, and Inclusion (“DEI”). Empowering our people includes our commitment to making Booz Allen a more diverse, equitable, and inclusive workplace, enabling the execution of our strategy and enabling our people to achieve their full potential. This is aligned with our strong value proposition and assists in attracting and retaining the highest caliber employees. We celebrate diversity in all forms, fostering a sense of belonging for our workforce across all ethnicities, religions, genders, sexual orientations, ages, and disabilities Our VoLT strategy and programs are designed to recruit, incentivize, and retain top talent based on merit and contributions to our company and culture.
•VoLT requires us to lead and compete differently to achieve velocity, agility and scale. Our DEI strategy focuses on leading by example through transparency and modeling inclusion; empowering potential by driving equitable access and outcomes, inspiring belonging, and being a force for advancing equity. As we look to the near future, we intend to evolve our DEI strategy to further cultivate culture, preserve relationships, embrace flexibility, and empower potential.
•Nearly a quarter of our employees are members of at least one of our company-sponsored Employee Communities, which any employee can join. These groups support our people at every stage of the employment lifecycle by cultivating meaningful networks and development opportunities across locations, job roles, levels, and functional expertise. They are a facet of our devotion to inspiring belonging.
•“Unstoppable Together” is our global, employee-led, DEI movement. Through the power of storytelling, it strives to humanize the complex issues facing the modern workforce. Its assets, all of which are available to employees and non-employees alike, include an annual summit, syndicated podcast, digital quarterly magazine, video library, and discussion guides and conversation cards. Through our people-first perspective, our integrated wellbeing strategy supports all aspects of our people’s lives and empowers them to thrive.
As of March 31, 2024, based upon voluntary self-reporting:
•36% of our global workforce identified as female, including 37% of senior management.
•35% of our U.S. workforce identified as a person of color, including 12% Asian, 12% Black or African American, and 7% Hispanic or Latino, and 4% two or more races; 21% of senior management identified as a person of color.
•Nearly 28% of our employees identified as a veteran or an individual with military experience.
•12% of our employees identified as an individual with a disability.
•3% of our U.S. workforce identified as LGBTQIA+.
•Approximately 87% of our employees hold a bachelor’s degree or higher; of that 87%, approximately 40% hold master’s degrees and 4% hold doctoral degrees.
•Approximately 65% hold one or more professional certifications, including certifications on over 10 topics such as Artificial Intelligence, Cyber and IT, Project Management, and Agile.
•Approximately 65% of our employees hold security clearances.
•Of new employee hires, 32% globally identified as female and 40% in the U.S. identified as people of color.
•Of employee departures, 29% globally identified as female and 36% in the U.S. identified as people of color.
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
Ethics & Compliance. As one of the first organizations in the United States to adopt a formal code of business ethics, we believe that doing right and holding ourselves and others accountable is the only way to do business. Our Code of Business Ethics and Conduct represents our values in action and serves as a guide for all Booz Allen people on how they should operate on behalf of the Company, day in and day out. It outlines what is expected of us and how we meet those expectations.
•In March 2024, the Ethisphere Institute named Booz Allen among the World’s Most Ethical Companies for the fifth consecutive year. The annual list recognizes global companies dedicated to integrity, sustainability, governance, and community with a commitment to ethical behavior, accountability, and driving positive change.
Community Impact. To create a more secure, resilient, and equitable future for all, we support and partner with charitable organizations. For fiscal 2024, Booz Allen donated $5.4 million to nonprofit organizations. Through Booz Allen initiatives, our employees donated $1.7 million to more than 2,200 nonprofit organizations and engaged in more than 68,000 hours of volunteer service to more than 760 nonprofit organizations. Some of our calendar year 2023 highlights include:
•Launched a national movement for equitable access to responsible AI education with the AI Education Project, including thought leadership, convenings, and teacher workshops, including the training of more than 1,000 educators in Hawaii and Maryland.
•Recognized in 2023 by the San Diego Business Journal for “Outstanding Collaboration between a Business & Nonprofit,” Booz Allen’s partnership with Girl Scouts San Diego includes sponsorship of the annual ‘Incredible Race’ STEM scavenger hunt and educational Cybersecurity Workshops led by Booz Allen volunteers.
•Supported Thurgood Marshall College Fund’s Teacher Retention and Quality Program to recruit and retain more black teachers, and to provide them with technology, resources, and training to be leaders in their schools. Our funding supported 83 teachers who were able to affect 10,000 students, 90 percent from Title 1 schools.
•Established the multi-year Booz Allen Scholarship for Intelligence Studies at University of Hawai'i at Manoa.
•Empowered 400 students and 40 teachers through sponsorship of Wolf Trap Institute's Early STEM/Arts Program which provides professional development for educators in techniques and strategies that offer opportunities for arts integration which can lead to higher levels of learning in STEM subjects.
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
Owning the Experience. Our Talent Mobility and Performance programs move employees from where they are now to where they want to be. Our programs emphasize the importance of goal setting, regular touchpoints to share feedback and aspirations, and career profiles that display and unlock experiences—all with the support system of trained managers and leaders who help build and guide personalized career journeys.
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
We are proud of the recognition we continue to receive for empowering great talent, exhibiting a spirit of corporate citizenship, and achieving excellence. Some of our recent awards and recognitions include:
•Black Engineer of the Year Award: 100+ employees recognized since 2005
•Bloomberg Government’s BGOV200 Federal Industry Leaders Report
•Business Group on Health’s Best Employers: Excellence in Health & Well-Being
•DefenseNews’ Top 100 Defense Companies
•Disability Equality Index’s Best Places to Work
•Diversity First’s Top 50 Companies for Diversity
•Ethisphere’s World’s Most Ethical Companies
•Forbes’ America’s Best Employers for Veterans
•Forbes’ America’s Best Large Employers and America’s Best Employers for Diversity
•Fortune’s America’s Most Innovative Companies: This award recognizes a company’s entrepreneurial innovation based on product innovation, process innovation, innovation culture, and revenue growth
•Fortune’s Fortune 500
•Fortune’s World’s Most Admired Companies
•Glassdoor’s Best 100 Places to Work
•Investor’s Business Daily’s Best ESG Companies
•Newsweek’s: America’s Greatest Workplaces for Parents and Families
•Newsweek’s: America’s Greatest Workplaces for Remote Work
•Newsweek’s: Most Loved Workplaces in America
•Seramount’s 100 Best Companies for Working Parents
•TIME’s World’s Best Companies of 2023
•U.S. Department of Labor’s 2023 HIRE Vets Platinum Medallion Award
•U.S. News & World Report’s Best Companies to Work For
•Washington Technology Top 100
•Women of Color in STEM: 250+ employees recognized since 2004
Innovation and Solutions
Our company's innovation engine is focused on harnessing our ability to identify and ride successive waves of emerging technologies, with the goal to amass a portfolio of differentiated and mission-centric technology businesses.
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

To complement our innovation engine, we are deeply invested in cultivating and inspiring our technical talent. We lead programs to grow our Company's capacity in emerging technology skills and cultivate a vibrant technical community that fuels innovation for our client missions. We also maintain an active network of innovation centers, labs, and studios that serve clients with some of the best technologies, talent, and research that our industry has to offer. Beyond The Helix—our innovation center in Washington, DC—Booz Allen’s regional research-and-development labs are stationed close to critical missions, providing clients with access to on-demand innovation and the latest in experimentation, from 5G to the metaverse.
Empowering Our Technical Communities
Booz Allen is intentional about building a culture of empowerment where we can grow today’s talent and future leaders from within. Our Technical Experience Groups are open to all employees and are designed to build technical affiliation and skills, generate opportunities for career growth, and advance our technical capabilities and solutions around the following eight functional areas that are important to the Company’s growth:
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
•Cloud & Infrastructure: The Platform & Infrastructure TXG’s architects and engineers help accelerate, scale, secure, and transform mission and business outcomes using the latest technologies and partner offerings. The group advances platform and infrastructure capabilities, including hybrid and multi-cloud deployment, edge cloud, cloud migration and modernization, DevSecOps, and enterprise mobility, security, and infrastructure modernization.
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
Our Long-Term Growth Strategy
Fiscal year 2024 was the second year of our VoLT strategy, which acknowledges that continued growth requires us to operate with increased speed, agility, and scale in a rapidly changing, highly competitive, and increasingly technical environment. The competitive landscape is changing, and investments in technology from both public and private sectors are gaining momentum. The need for highly qualified technical professionals greatly exceeds availability. In this context, our clients are increasingly reliant on technology as their missions grow in size, complexity, and digital focus. We must continually adapt to keep pace with these shifts and guide our clients towards a future of digital missions. Our ability to embrace and drive change is crucial to our success, which is why we are using our VoLT strategy and its framework to rapidly innovate and scale solutions to transform missions and address our clients’ complex challenges.

VoLT is the next era of Booz Allen and is accelerating our growth by focusing on the powerful convergence of Velocity, Leadership, and Technology—the blueprint for transforming our Company.
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
A Large Addressable Market
We believe that the U.S. government is the world’s largest consumer of management consulting and technology services. According to the Congressional Budget Office and the U.S. Department of the Treasury, the U.S. government’s total spending for its fiscal year ended September 30, 2023 was $6.1 trillion. Memorandum baseline estimates for fiscal year 2023 indicate approximately $1.7 trillion was for discretionary budget authority, including $806 billion for the Department of Defense and intelligence community and $912 billion for civil agencies. Based on data from the Federal Procurement Data System, approximately $775.9 billion of the U.S. government’s fiscal year 2023 discretionary outlays were non-intelligence agency funding-related products and services procured from private contractors. We estimate that $172.8 billion of the spending directed toward private contractors in U.S. government fiscal year 2023 was for management, technology, and engineering services, with $89.0 billion spent by the Department of Defense and $83.8 billion spent by civil agencies. The agencies of the U.S. intelligence community that we serve represent an additional addressable market that is classified and, therefore, excluded from these numbers. These numbers also exclude a large addressable market for our services and capabilities in the global commercial markets where we have a modest footprint.
Highlights of Booz Allen’s fiscal 2024 are as follows:
•We derived 98% of our revenue from contracts where the end client was an agency or department of the U.S. government.
•We delivered services under 4,755 contracts and task orders.
•We derived 95% of our revenue in fiscal 2024 from engagements for which we acted as the prime contractor.
•We derived 13% of our revenue in fiscal 2024 from the Department of Veterans Affairs, which was the single largest client that we served in that year.

Selected Long-Term Client Relationships

Client (1)	Relationship Length (Years)
U.S. Navy	80+
U.S. Army	75+
Department of Veterans Affairs	70+
Department of Energy	45+
U.S. Air Force	45+
National Security Agency	40+
Department of Homeland Security	40+
Federal Bureau of Investigation	30+
Internal Revenue Service	25+
Department of Health and Human Services	25+
National Reconnaissance Office	25+
A U.S. intelligence agency	25+

(1)Includes predecessor organizations.
Defense Clients
We are a preferred partner to the Department of Defense in the generation and sustainment of differentiated mission outcomes. We blend decades of mission experience with state of-the-art AI/ML, next-generation data solutions, resilient communications, cyber, and advanced software development. As we operate in an environment where our adversaries are deeply investing in technology, we design open architectures to lower lifecycle cost and maintain a technical edge to modernize, achieve interoperability, and win. Our technologists partner with our mission experts to build solutions that deliver mission technologies for today’s digital battlespace, the fully networked conflict space extending across all warfighting domains.
Our core defense clients include all six branches of the U.S. military, the Office of the Secretary of Defense, NASA and the Joint Staff. Our key defense clients include the Army, Navy/Marine Corps, Air Force, Space Force, Coast Guard, and Joint Combatant Commands.
Revenue generated from defense clients was $5.1 billion, or approximately 47.1% of our revenue, in fiscal 2024, as compared to $4.2 billion, or approximately 45.2% of our revenue, in fiscal 2023. Revenue generated from defense clients also includes foreign military sales and work performed under status of forces agreements to U.S. and non-U.S. government clients.
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
Revenue generated from intelligence clients was $1.8 billion, or approximately 16.6% of our revenue, in fiscal 2024, as compared to $1.7 billion, or approximately 18.2% of our revenue, in fiscal 2023.
Civil Clients
Our civil work centers on the federal missions that are the highest priority to the domestic agenda, and we excel at helping our clients innovate their most critical missions. From healthcare, homeland security, and financial services to justice, law enforcement, immigration, energy, transportation, and labor, we work at the core of the mission to address our clients' most pressing needs.

Our major civil government clients include the Departments of Veterans Affairs, Health and Human Services, Treasury, Labor, Homeland Security, Justice, Energy, Commerce, and Transportation. Modernization and transformation are key needs of our clients, and we offer the technical expertise and mission understanding required to deliver innovative solutions to all our clients' needs across the civil portfolio.
Revenue generated from civil clients was $3.7 billion, or approximately 34.3% of our revenue, in fiscal 2024, as compared to $3.1 billion, or approximately 33.6% of our revenue, in fiscal 2023.
Global Commercial Clients
The Global Commercial business partners with clients, from sophisticated multinational organizations to small-to-medium sized organizations, to transform cybersecurity into a sustainable, competitive advantage to drive their businesses forward. We deliver advanced cyber defense solutions across two industry leading lines of business: enterprise consulting and incident response. Our team is led by practitioners with decades of cyber operational, strategic consulting, incident response, commercial, and federal experience. Our extensive industry expertise is earned through years of working with market leading clients in financial services, health and life sciences, software and technology, manufacturing, logistics, and energy.
Revenue generated from global commercial clients was $173.2 million, or approximately 1.6% of our revenue, in fiscal 2024, as compared to $231.6 million, or approximately 2.5% of our revenue, in fiscal 2023.
Contracts
Booz Allen’s approach has long been to ensure that we have prime or subcontractor positions on a wide range of contracts that allow clients maximum opportunity to access our services. Our diverse contract base provides stability to our business. This diversity shows that more than 85% of our revenue for fiscal 2024 was derived from 2,650 active task orders under IDIQ contract vehicles. Our top IDIQ contract vehicle represented approximately 15.2% of our revenue in fiscal 2024. Our largest task order under an IDIQ contract vehicle accounted for approximately 4.5% of our revenue in fiscal 2024. Our largest definite contract represented approximately 0.7% of our revenue in fiscal 2024. For risks related to our contracts, see “Item 1A. Risk Factors—Industry and Economic Risks.”
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

Listed below are our top IDIQ contracts for fiscal 2024 and the number of active task orders under these contracts as of March 31, 2024.

	Fiscal 2024 Revenue	% of Total Revenue	Number of Task Orders as of March 31, 2024	Expiration Date (1)
	(in millions)
GSA Alliant 2	$1,625.5	15.2%	83	6/30/2028
(OASIS) One Acquisition Solution for Integrated Services	1,225.2	11.5%	98	3/1/2025
VA Transformation Twenty-One Total Technology Next Generation (T4NG) IDIQ	765.9	7.2%	12	3/6/2026
Liberty IT - VA T4NG IDIQ	585.9	5.5%	19	3/6/2026
DTIC Information Analysis Center Multiple Award Contract (IAC MAC) IDIQ	571.8	5.4%	59	9/29/2027
SeaPort Next Generation (SeaPort NxG) IDIQ	558.9	5.2%	37	1/1/2029
Alliant	375.0	3.5%	24	4/30/2019
Multiple Award Schedule (MAS) - Formerly known as Information Technology (IT) Schedule 70 (New)	197.1	1.8%	27	6/28/2036
CIOSP3	170.2	1.6%	23	4/29/2024
Solutions for Intelligence Analysis 3 IDIQ	165.5	1.6%	7	8/4/2029
(1) Expiration date applies to the IDIQ vehicle. Task orders awarded under the IDIQ can run past the expiration of the IDIQ itself.
Listed below for each specified revenue band is the number of task orders, revenue derived from the task orders, and average duration of the task orders as of March 31, 2024. The table includes revenue earned during fiscal 2024 under all task orders that were active during fiscal 2024 under these IDIQ contracts and the number of active task orders on which this revenue was earned. Average duration reflected in the table below is calculated based on the inception date of the task order, which may be prior to the beginning of fiscal 2024, and the completion date which may have been prior or subsequent to March 31, 2024. As a result, the actual average remaining duration for task orders included in this table may be less than the average duration shown in the table, and task orders included in the table may have been complete on March 31, 2024.

Segmentation of Task Order by Revenue Fiscal 2024	Number of Task Orders Active During Fiscal 2024	Fiscal 2024 Revenue (in millions)	% of Total Revenue	Average Duration (Years)
Less than $1 million	1,891	$357.2	3%	2.3
Between $1 million and $3 million	341	603.9	6%	3.6
Between $3 million and $5 million	142	542.2	5%	4.0
Between $5 million and $10 million	122	862.8	8%	4.5
Greater than $10 million	154	6,758.5	63%	4.8
Total	2,650	$9,124.6	85%	2.8
Listed below are our top definite contracts for fiscal 2024 and revenue recognized under these contracts. Classified contracts that cannot be named are noted generically in the table:

	Fiscal 2024 Revenue	% of Total Revenue	Expiration Date
	(in millions)
Classified Contract	$72.5	0.7%	6/30/2025
Classified Contract	69.0	0.6%	12/29/2023
USDA FOREST SERVICES R1S	46.6	0.4%	9/30/2028
Classified Contract	46.5	0.4%	3/31/2025
Classified Contract	38.2	0.4%	4/18/2028
Classified Contract	33.2	0.3%	9/16/2024
ARPA-E SETA BRIDGE V	32.8	0.3%	4/30/2024
Classified Contract	30.8	0.3%	1/18/2029
Classified Contract	29.6	0.3%	1/7/2024
Classified Contract	27.2	0.3%	7/31/2024

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
The following table summarizes the value of our contract backlog as of the respective periods shown:

	As of March 31,
	2024	2023
	(in millions)
Funded	$4,822	$4,619
Unfunded	9,463	9,519
Priced options	19,533	17,064
Total backlog	$33,818	$31,202
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
We rely on a combination of nondisclosure agreements and other contractual arrangements, as well as copyright, trademark, patent, and trade secret laws, to protect our proprietary information. We also enter into proprietary information and intellectual property agreements with employees, which require them to disclose any inventions created during employment, to convey such rights to inventions to us, and to restrict any disclosure of proprietary information. We have a variety of trademarks registered in the United States and certain foreign countries, including “Booz Allen Hamilton” and “Booz Allen.” Generally, registered trademarks have perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks. We have registered trademarks related to our name and logo in the United States, with the earliest renewal in November 2032, while the earliest renewal for our trademarks outside of the United States is October 2024.
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
Given the magnitude of our revenue derived from contracts with the Department of Defense, the Defense Contract Audit Agency (“DCAA”) is our cognizant government audit agency. The DCAA audits the adequacy of our internal control systems and policies including, among other areas, compensation. The Defense Contract Management Agency (“DCMA”), as our cognizant government contract management agency, may determine that a portion of our employee compensation is unallowable based on the findings and recommendations in the DCAA's audits. In addition, the DCMA directly reviews the adequacy of certain of our business systems, such as our purchasing system. See “Item 1A. Risk Factors—Legal and Regulatory Risks—Our work with government clients exposes us to additional risks inherent in the government contracting environment, which could reduce our revenue, disrupt our business, or otherwise materially adversely affect our results of operations.” We are also subject to audit by Inspectors General of other U.S. government agencies.
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
Item 1A.    Risk Factors.
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
•our ability to compete effectively in the competitive bidding and re-competing processes and delays or losses of contract awards caused by competitors’ protests of major contract awards received by us;
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
•risks related to the use of artificial intelligence, which include potential liability as well as regulatory, competition, reputational and other risks;
•risks related to the operation of financial management systems;
•our ability to attract, train, or retain employees with the requisite skills and experience and ensure that employees obtain and maintain necessary security clearances and effectively manage our cost structure;
•the loss of members of senior management or failure to develop new leaders;
•misconduct or other improper activities from our employees, subcontractors, or suppliers, including the improper access, use, or release of our or our clients’ sensitive or classified information;
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
Legal and Regulatory Risks
•failure to comply with numerous laws and regulations, including the FAR, False Claims Act, DFARS, and FAR Cost Accounting Standards and Cost Principles;
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
The U.S. government is our primary client, with revenue from contracts and task orders, either as a prime or a subcontractor, with U.S. government agencies accounting for 98% of our revenue for fiscal year 2024. Our belief is that the successful future growth of our business will continue to depend primarily on our ability to be awarded work under U.S. government contracts, as we expect this will be the primary source of substantially all of our revenue in the foreseeable future. For this reason, any issue that compromises our relationship with the U.S. government generally or any U.S. government agency that we serve would cause our revenue to decline. Among the key factors in maintaining our relationship with U.S. government agencies is our performance on contracts and task orders, the strength of our professional reputation, compliance with applicable laws and regulations, and the strength of our relationships with client personnel. In addition, the mishandling or the perception of mishandling of sensitive information, such as our failure to maintain the confidentiality of the existence of our business relationships with certain of our clients, including as a result of misconduct or other improper activities by our employees, subcontractors, or suppliers, or a failure to maintain adequate protection against security breaches, including those resulting from cyber attacks, could harm our relationship with U.S. government agencies. See “—Our employees or subcontractors may engage in misconduct or other improper activities, which could harm our ability to conduct business with the U.S. government.” Our relationship with the U.S. government could also be damaged as a result of an agency’s dissatisfaction with work performed by us, a subcontractor, or other third parties who provide services or products for a specific project for any reason, including due to perceived or actual deficiencies in the performance or quality of our work, and we may incur additional costs to address any such situation and the profitability of that work might be impaired. Further, negative publicity concerning government contractors in general, or us, regardless of accuracy, may harm our reputation among federal agencies and federal government contractors. Due to the sensitive nature of our work and our confidentiality obligations to our customers, we may be unable or limited in our ability to respond to such negative publicity, which could also harm our reputation and business. To the extent our reputation or relationships with U.S. government agencies is impaired, our revenue and operating profits could materially decline.

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
•an inability by the U.S. government to fund its operations as a result of a failure to increase the U.S. government’s debt ceiling, the exhaustion of “extraordinary measures” to borrow additional funds without breaching the government’s debt ceiling, a credit downgrade of U.S. government obligations or for any other reason; and
•changes in the political climate and general economic conditions, including political changes from successive presidential administrations, a slowdown of the economy or unstable economic conditions and other conditions, such as emergency spending, that reduce funds available for other government priorities.
In addition, any disruption in the functioning of U.S. government agencies, including as a result of U.S. government closures and shutdowns, terrorism, war, international conflicts (including the ongoing conflict between Russia and Ukraine and the ongoing conflict between Israel and Hamas), natural disasters, public health crises, destruction of U.S. government facilities, and other potential calamities could have a negative impact on our operations and cause us to lose revenue or incur additional costs due to, among other things, our inability to deploy our staff to client locations or facilities as a result of such disruptions.
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
Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the spending priorities of the U.S. government. In January 2025, the U.S. Congress may have to contend with the legal limit on U.S. debt commonly known as the debt ceiling. If the debt ceiling is not raised, the U.S. government may not be able to fulfill its funding obligations and there could be significant disruption to all discretionary programs, which would have corresponding impacts on us and our industry.
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
Disease outbreaks, pandemics or similar widespread health epidemics and attempts to contain and reduce their spread may adversely affect U.S. and global economies, including impacts to supply chains, customer demand, international trade, and capital markets. These effects may adversely affect certain of our business operations and may materially and adversely affect our financial condition, results of operations, cash flows, and equity.
We have taken precautionary measures intended to minimize the risk of disease outbreaks, pandemics or similar widespread health epidemics, to our employees, our clients, and the communities in which we operate, as well as remedial measures to address residual, lasting issues, including increased medical costs and a rise in mental health issues, which could negatively impact our business. In addition, some of our employees, clients, and subcontractors are located in foreign countries, which may be impacted differently from the United States depending on their circumstances. Although the Company has business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective or that such measures will not adversely affect our operations or long-term plans. In addition, as local conditions and regulations respond to the risks of disease outbreaks, pandemics or similar widespread health epidemics regarding the return of employees to offices generally, our workforce may not be able to return to work in person immediately, if at all, or may instead choose to pursue competing employment opportunities, including as a result of transportation, childcare, and ongoing health issues, which could negatively affect our business.
In addition, disease outbreaks, pandemics or widespread health epidemics may disrupt the operations of our clients, suppliers, vendors, service providers, and subcontractors, including as a result of travel restrictions, business shutdowns, key material shortages, or lack of access to financial markets, all of which could negatively impact our business and results of operations. Any inability to develop alternative sources of supply on a cost-effective and timely basis could materially impair our ability to provide products, systems, and services to our clients.
We derive a majority of our revenue from contracts awarded through a competitive bidding process, and our revenue and profitability may be adversely affected if we are unable to compete or re-compete effectively in the process or if there are delays caused by our competitors protesting major contract awards received by us.
We derive a majority of our revenue from U.S. government contracts awarded through competitive bidding and re-competing processes. We do not expect this to change for the foreseeable future. Our failure to compete effectively in this procurement environment would have a material adverse effect on our revenue and profitability.
The competitive bidding and re-competing processes involve risk and significant costs to businesses operating in this environment, including:
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
In circumstances where contracts are held by other companies and are scheduled to expire, we still may not be provided the opportunity to bid on those contracts if the U.S. government determines to extend the existing contract. If we are unable to win particular contracts that are awarded through the competitive bidding and re-competing processes, we may not be able to operate in the market for services that are provided under those contracts for the duration of those contracts to the extent that there is no additional demand for such services. An inability to consistently win new contract awards over any extended period would have a material adverse effect on our business and results of operations.

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
We believe that one of the key elements of our success is our position as the holder of 2,650 active task orders under IDIQ contract vehicles as of March 31, 2024.
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
In the event updated estimates indicate that we will experience a loss on a contract, we recognize the estimated loss at the time it is determined. Additional information may subsequently indicate that the loss is more or less than initially recognized, which requires further adjustments in our consolidated financial statements. Changes in the underlying assumptions, circumstances, or estimates could result in adjustments that could have a material adverse effect on our future results of operations.
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
We develop, integrate, maintain, or otherwise support systems and provide services that include managing and protecting information involved in intelligence, national security, and other sensitive government functions. Our systems also store and process sensitive Company and commercial client information, including personally identifiable, health and financial information. The cybersecurity threats we and our clients face have grown more frequent and sophisticated, including but not limited to bad actors looking to augment traditional cyber tools and tradecraft with artificial intelligence capabilities that increase the speed, scale, and intricacy of threats. A security breach, including from insider threats, could result in the exfiltration of our or our clients’ data and has the potential to do serious harm to our business, damage our reputation, prevent us from executing further work on sensitive systems for U.S. government or commercial clients, and/or hinder future contract win rates. Damage to our reputation or limitations on our eligibility for additional work or any liability resulting from a security breach in one of the systems we develop, install, maintain, or otherwise support could have a material adverse effect on our results of operations.
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
We create, implement, integrate, and maintain information technology (“IT”) systems that (a) are often mission critical, (b) regularly involve sensitive information, (c) may be deployed within war zones or other hazardous environments, and/or (d) can include information whose confidentiality is protected by law or contract. Additionally, we maintain internal systems housing sensitive employee and confidential company data. As a result, our systems and IT work products are susceptible to systems or service failures resulting from technical complexity, failures of third-party service providers, natural disasters, power shortages, insider threats (including improper access to the Company’s, clients’ or third parties’ information or resources, employee error, or malfeasance), terrorist attacks, physical or electronic security breaches, cyber attacks, computer viruses, or similar events or disruptions. Our systems and IT work product are the target of constantly evolving cyber attack vectors, including malware, social engineering, denial-of-service attacks, malicious software programs, phishing, account takeovers, and other cyber attacks fueled by emerging technologies, such as artificial intelligence. We have noticed an increase in the frequency and sophistication of the cyber and security threats these systems face, with attacks that are more advanced and persistent, targeting us because, as a defense services contractor, we hold classified, controlled unclassified, and other sensitive information. As a result, we and our vendors face a heightened risk of a security breach or disruption resulting from an attack by computer hackers, persons with access to systems inside our organization, foreign governments, and cyber terrorists.
We have put in place policies, controls, and technologies to help detect and protect against such attacks, but we cannot guarantee that future incidents will not occur. If an incident occurs, we may not be able to successfully mitigate the impact. We have been the target of these types of attacks in the past, and attempted attacks are likely to continue. Due to the ongoing geopolitical conflicts in Europe and the Middle East, and increased tensions in Asia, state-sponsored parties or their supporters may launch retaliatory cyber attacks, and may attempt to conduct other geopolitically motivated retaliatory actions. Those same parties may also attempt to fraudulently induce employees or authorized third parties, including contractors, to disclose sensitive information in order to gain access to our systems or data, or that of our clients, customers, or service providers. If successful, these types of attacks on our network or other systems or service failures could have a material adverse effect on our business and results of operations, due to, among other things, the loss of client or proprietary data, interruptions or delays in our clients' businesses, or damage to our reputation. In addition, the failure or disruption of our systems, communications, vendors, or utilities could cause us to interrupt or suspend our operations, which could have a material adverse effect on our business and results of operations. If our employees, contractors, suppliers or other authorized third parties do not adhere (whether inadvertently or intentionally) to appropriate information security protocols, our protocols are inadequate, or our or our clients' sensitive information is released and/or compromised, we may experience significant negative impacts to our reputation and expose us or our clients to liability. We are not immune from the possibility of a malicious insider compromising our information systems and infrastructure, including but not limited to insiders exfiltrating the personal data of employees and clients, stealing corporate trade secrets and key financial metrics, and illegally diverting funds. No series of measures can fully safeguard against every insider threat. Refer to “Item 1C. Cybersecurity” for additional information about our cybersecurity risk management program.

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
•receive negative publicity, which could damage our reputation and credibility of our brand and adversely affect our ability to attract or retain clients or talent;
•be unable to successfully market services that are reliant on the creation and maintenance of secure information technology systems to U.S. government, international, and commercial clients;
•suffer claims by clients, employees, or impacted third parties for substantial damages, particularly as a result of any successful network or systems breach and exfiltration of client and/or third-party information; or
•incur significant costs, including fines from government regulators, related to complying with applicable federal or state laws, including laws pertaining to the security and protection of personal information.
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
Any failure by us, our vendors or other business partners to comply with international, U.S. federal, state or local laws and regulations regarding data privacy or cybersecurity could result in regulatory actions or lawsuits against us, legal liability, injunctions, fines, damages or other costs. We may also incur substantial expenses in implementing and maintaining compliance with such laws and regulations, including those that require certain types of data to be retained on servers within these jurisdictions. In addition, enactment or expansion of laws related to the use of artificial intelligence in our operations could increase the cost of doing business, subject us to potential liability, regulatory risk or reputational harm. Our failure to comply with applicable laws and regulations may result in privacy claims or enforcement actions against us, including liabilities, fines and damage to our reputation, any of which may have a material adverse effect on our results of operations.

For example, the European Union’s General Data Protection Regulation (the “GDPR”), and the United Kingdom’s GDPR impose compliance obligations on companies that process personal data of people in the European Union and United Kingdom, respectively. Compliance with these laws requires investment into ongoing data protection activities and documentation requirements, and creates the potential for fines and liabilities for noncompliance. In addition, California, Colorado, Connecticut, Iowa, Virginia, Utah, and other states have enacted comprehensive privacy laws that restrict the collection, use, and processing of personal information, provide rights to residents of those respective states, and create corresponding compliance obligations and litigation risks. For example, the California Consumer Privacy Act (the “CCPA”, as amended by the California Privacy Rights Act, the “CPRA”), the Virginia Consumer Data Protection Act (the “VCDPA”), and the Colorado Privacy Act (the “CPA”), provide for consumer rights for residents of those respective states and create corresponding compliance obligations and litigation risks. The impact from the VCDPA and the CPA to Booz Allen is currently low because most of our personal information is client- or employee-related and therefore not defined as consumer-related. However, the CCPA now covers personal information collected from California residents in the context of recruitment and employment, as well as business-to-business arrangements, and therefore imposes additional compliance obligations on Booz Allen with respect to such personal information. These comprehensive state privacy laws, or other emerging U.S. state or global privacy laws, may require additional investment in compliance programs and potential modifications to business processes, and could result in fines, individual claims, and liabilities for certain compliance failures, particularly in the event of a data breach. As other states follow this trend, laws of this nature could be deemed applicable to some aspects of our business. This will impose new compliance obligations and require additional investment into data protection activities. Any obligations that may be imposed on us under CCPA, CPRA, VCDPA, CPA or similar laws may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information or our results of operations.
The U.S. Congress is considering federal privacy, cybersecurity and AI legislation that would create requirements similar to or possibly exceeding these comprehensive U.S. state privacy laws on a 50-state basis. Any federal legislation may or may not preempt the comprehensive U.S. state privacy laws, creating the possibility of different compliance measures or enforcement risks nationally or on a per-state basis. Any obligations that may be imposed on us under any of the comprehensive U.S. state privacy laws or similar laws may be different from or in addition to those required by the EU GDPR, UK GDPR, and any other applicable international laws, which may cause additional expense for compliance across jurisdictions. The EU GDPR, UK GDPR, other international laws, and the laws of U.S. states also impose obligations to maintain and implement an information security program that includes administrative, technical, physical, or organizational safeguards, as well as obligations to give notice to affected individuals and to certain regulators in the event of a data breach. We may be required to spend significant resources to comply with these information security and data breach legal requirements. A significant data breach (including various forms of external attack, such as ransomware, as well as data incidents resulting from internal actions or omissions) could have negative consequences for our business and future prospects, including possible penalties, fines, damages, reduced customer demand, legal claims against and by clients, personnel, business partners or other persons claiming to be affected, harm to our systems and operations and harm to our reputation and brand.

In addition, as a contractor supporting defense and national security clients, we are subject to certain additional regulatory compliance requirements relating to data privacy and cybersecurity. Under DFARS and other federal regulations, our networks and IT systems are required to comply with the security and privacy controls in certain National Institute of Standards and Technology Special Publications (“NIST SP”). To the extent that we do not comply with the applicable security and control requirements, unauthorized access or disclosure of sensitive information could result in a contract termination, which could have a material adverse effect on our business and financial results and lead to reputational harm. We are also subject to the Department of Defense Cybersecurity Maturity Model Certification (“CMMC”), requirements, which will require all contractors to receive specific third-party certifications relating to specified cybersecurity standards in order to be eligible for contract awards. Under “CMMC 1.0”, released in January 2020, there were 5 maturity levels, comprised of 171 requirements and 14 required processes. In March 2021, the Department of Defense initiated an interim review of CMMC’s implementation, which led to a refinement of the overall program and implementation strategy. In November 2021, the Department of Defense announced “CMMC 2.0”, which included updated program structure and requirements. These refinements included a reduction in levels from 5 to 3, which includes the removal of CMMC-unique practices and reliance on the practices set forth in NIST SP 800-171(r2). The Department of Defense announced that CMMC 2.0 will become a contract requirement, likely to appear in contracts within one year of the rule going into effect, and is expected to appear in all defense contracts within two years of the rule going into effect. On December 26, 2023, the Department of Defense published a proposed rule for the CMMC 2.0 program requirements, and may face delays with uncertainties regarding final details and timing of the final requirements. To the extent we are unable to achieve certification in advance of applicable contract awards that specify the requirement, we will be unable to bid on such contract awards or on follow-on awards for existing work with the Department of Defense, depending on the level of standard as required for each solicitation, which could adversely impact our revenue and profitability. In addition, our subcontractors, and in some cases our vendors, may also be required to adhere to the CMMC program requirements and potentially to achieve certification. Should our supply chain fail to meet compliance requirements or achieve certification, this may adversely affect our ability to receive award or execute on relevant government programs. In addition, any obligations that may be imposed on us under the CMMC may be different from or in addition to those otherwise required by applicable laws and regulations, which may cause additional expense for compliance.
We utilize artificial intelligence, which could expose us to risks including potential liability as well as regulatory, competition, reputational and other risks.
We utilize artificial intelligence, including generative artificial intelligence, machine learning, and similar tools and technologies that collect, aggregate, analyze, or generate data or other materials (collectively, “AI”) in connection with our business. The development, deployment and oversight of the use of AI by us, either directly or by engaging third-party AI developers, as well as the use of AI by competitors, is expected to require us to invest substantially in AI technology resources and related governance. There are significant risks involved in using AI and no assurance can be provided that our use of AI will enhance our products or services, produce the intended results, or keep pace with the use of AI by our competitors. For example, AI algorithms may produce incomplete, insufficient, biased or otherwise flawed results or rely upon biased or inaccurate data, and any of these deficiencies may not be easily detectable despite internal policies and diligence efforts in place to mitigate such deficiencies. The degraded or flawed performance could also result from adversarial attacks that include data poisoning, malware risks, and evasion techniques. If the AI that we use produces deficient, inaccurate, or controversial results, or if public opinion of AI is adversely affected due to actual or perceived risks regarding the usage of AI, we could incur operational inefficiencies, competitive harm, legal liability, brand or reputational harm, or other adverse impacts on our business and results of operations. If we, or the third-party AI developers on which we rely, do not have sufficient rights to use the data or other material relied upon by such AI technologies, we also may incur liability through the alleged violation of applicable laws and regulations, third-party intellectual property, data privacy, or other rights, or contractual obligations. Although we conduct diligence on third-party AI developers, we will not be able to control the manner in which third-party AI technologies are developed or maintained.
Legal and regulatory frameworks related to the use of AI are evolving, including due to the perceived or actual risks of bias, unfair discrimination, transparency, and information security. The technologies underlying AI and its uses are subject to a variety of laws and regulations, including intellectual property, data privacy and security, consumer protection, competition, and equal opportunity laws, and may be subject to new laws and regulations or new interpretations of existing laws and regulations. AI is the subject of ongoing review by various U.S. and foreign governmental and regulatory agencies. For example, in October 2023, the Biden Administration signed an executive order on Safe, Secure, and Trustworthy Artificial Intelligence which charges various Federal agencies to establish standards for AI safety and security. In addition, in March 2024, the EU enacted a new regulation applicable to certain AI technologies and the data used to train, test and deploy them. The enactment or expansion of laws and regulations related to the use of AI in our operations could result in increased compliance costs related to our use of AI. Furthermore, it is not possible to predict all the legal, operational or technological risks that may arise relating to the use of AI, any of which may materially and adversely affect our business and results of operations.

The operation of financial management systems may have an adverse effect on our business and results of operations.
From time to time, we modernize and upgrade our management systems. For example, in fiscal 2022, we launched new financial management systems designed to modernize and enhance our financial systems infrastructure and cost accounting practices through minimizing manual processes, increasing automation, and providing enhanced business analytics. Operation of these kinds of new systems requires significant investment of human and financial resources. With the operation of these new systems, we have incurred additional expenses and experienced certain one-time impacts to profitability related to the roll-out and operation of the financial systems. In addition, any significant difficulties in the operation could have a material adverse effect on our ability to fulfill and invoice customer orders, apply cash receipts, place purchase orders with suppliers, and make cash disbursements, and could negatively impact data processing and electronic communications among business locations, which may have a material adverse effect on our business, consolidated financial condition, or results of operations. We also face the challenge of supporting our legacy systems and implementing necessary upgrades to those systems to support routine government and financial audits while operating our new systems.
We may fail to attract, train, and retain skilled and qualified employees, which may impair our ability to generate revenue, effectively serve our clients, and execute our growth strategy.
Our business depends in large part upon our ability to attract and retain sufficient numbers of highly qualified individuals who may have advanced degrees and/or appropriate security clearances. We compete for such qualified personnel with other U.S. government contractors, the U.S. government, and private industry, and such competition is intense. Personnel with the requisite skills, qualifications, or security clearance may be in short supply or generally unavailable. The government and industry have recognized that the current process for obtaining security clearances is time-consuming, sometimes taking years to complete, and can present a risk to customer mission. See “—We may fail to obtain and maintain necessary security clearances which may adversely affect our ability to perform on certain contracts.”
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
For a variety of reasons, including geopolitical factors, the global economy in which we operate has faced, and may continue to face, heightened inflationary pressure, impacting the cost of doing business (in both supply and labor markets). These inflationary pressures have been and could continue to be exacerbated by geopolitical turmoil and economic policy actions, and the duration of such pressures is uncertain. We generate revenue through various fixed price and multi-year government contracts, our primary customer being the U.S. government, which has traditionally been viewed as less affected by inflationary pressures. However, our approach to include modest annual price escalations in our bids for multi-year work may be insufficient to counter inflationary cost pressures, which may result in significant cost overruns on each contract. This could result in reduced profits, or even losses, as inflation increases, particularly for fixed priced contracts, and our longer-term multi-year contracts as contractual prices become less favorable to us over time. In the competitive environment in which we operate as a government contractor, the lack of pricing leverage and power to renegotiate long-term, multi-year contracts, coupled with reduced customer buying power as a result of inflation, could reduce our profits, disrupt our business, or otherwise materially adversely affect our results of operations.
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
We are exposed to the risk that fraud or other misconduct by employees, subcontractors, suppliers or other third parties with which we do business could occur. Misconduct by employees, subcontractors or suppliers could include intentional or unintentional failures to comply with U.S. government procurement regulations, engaging in other unauthorized activities, misusing authorized access, or falsifying time records. Misconduct could also involve the improper use of our clients’ sensitive or classified information, or the inadvertent or intentional disclosure of our or our clients' sensitive information in violation of our contractual, statutory, or regulatory obligations. It is not always possible to deter employee, subcontractor, or supplier misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses, which could materially harm our business. As a result of such misconduct, our employees could lose their security clearances and we could face fines and civil or criminal penalties, loss of facility clearance accreditation, and suspension, proposed debarment or debarment from bidding for or performing under contracts with the U.S. government, as well as reputational harm, which would materially and adversely affect our results of operations and financial condition.
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
Maintaining strong relationships with other U.S. government contractors, who may also be our competitors, is important to our business and our failure to do so could have a material adverse effect on our business, prospects, financial condition, and operating results. To the extent that we fail to maintain good relations with our subcontractors or other prime contractors due to either perceived or actual performance failures or other conduct, or increased regulatory scrutiny or regulations governing information sharing and related practices, they may refuse to hire us as a subcontractor in the future or to work with us as our subcontractor. In addition, other contractors may choose not to use us as a subcontractor or choose not to perform work for us as a subcontractor for any number of additional reasons, including because they choose to establish relationships with our competitors or because they choose to directly offer services that compete with our business.

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
We rely upon a combination of nondisclosure agreements, licenses, and other contractual arrangements, as well as employment, copyright, trademark, patent, and trade secret laws to protect our proprietary information. We also enter into proprietary information and intellectual property agreements with employees, which require them to disclose any inventions created prior to and during employment. Inventions created during employment require inventors to convey such rights to inventions to us, and to restrict any disclosure of proprietary information. Trade secrets are generally difficult to protect. Although our employees are subject to confidentiality obligations, this protection may be inadequate to deter or prevent misappropriation of our confidential information and/or the infringement of our trade secrets, trademarks, patents, and copyrights. Further, we may be unable to detect unauthorized use of our intellectual property or otherwise take appropriate steps to enforce our rights. Failure to adequately protect, maintain, or enforce our intellectual property rights may adversely limit our competitive position. We will also need to continue to respond to and anticipate changes resulting from disruptive technologies, including from AI. If we are not successful in protecting and preserving our intellectual property rights and licenses, including trade secrets, or in staying ahead of developing AI technologies and strategically incorporating them into our business, our business and financial performance could be materially and adversely affected.
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
We routinely review our operating structure, capabilities and strategy to determine whether we are effectively meeting the needs of clients, effectively responding to developments in our markets and successfully building platforms intended to provide the foundation to support the future growth of our business. The outcome of any such review is difficult to predict and the extent of changes to our business following such a review, if any, are dependent in part upon the nature and extent of the review.
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
Many of our contracts with the U.S. government are classified or subject to other security restrictions, which may limit insight into portions of our business.
We derive a substantial portion of our revenue from contracts with the U.S. government that are classified or subject to security restrictions that preclude the dissemination of certain information. In general, access to classified information, technology, facilities, or programs requires appropriate personnel security clearances, is subject to additional contract oversight and potential liability, and may also require appropriate facility clearances and other specialized infrastructure. A significant number of our employees have security clearances which preclude them from providing information regarding certain clients and services provided to such clients to other employees (or members of our board of directors) without security clearances and investors. Because we are limited in our ability to provide information about these contracts and services, the various risks associated with these contracts or services or any dispute or claims relating to such contracts or services, important information concerning our business may not be available, which may limit insight into a substantial portion of our business and reduce the ability to fully evaluate the risks related to that portion of our business.
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
•as a result of continued uncertainties in economic conditions, acquisition and investment candidates may choose to delay entering into acquisition or investment transactions;

•we may not be able to compete successfully for identified acquisition and investment candidates, complete acquisitions and investments on intended terms and timeline (including, without limitation, by failing to obtain required regulatory or other approvals or the benefit of safe harbors in a timely manner, or required financing on acceptable terms), or accurately estimate the financial effect of acquisitions and investments on our business;
•as a result of increased scrutiny by antitrust authorities and anticipated changes to mandatory filing requirements, we may announce acquisition or investment transactions that require significant time and resources to complete, are challenged by such authorities or are ultimately not completed due to a failure to obtain antitrust or other related regulatory approvals;
•future acquisitions and investments may require us to issue common stock or spend significant cash, resulting in dilution of ownership or additional debt leverage;
•we may have difficulty retaining an acquired company’s key employees or clients;
•we may have difficulty integrating personnel from the acquired company with our people, our culture of integrity, and our core values;
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
As of March 31, 2024, the value of our goodwill was $2.3 billion. The amount of our recorded goodwill may substantially increase in the future as a result of any acquisitions that we make. We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. Impairment analysis is based on several factors requiring judgment and the use of estimates, which are inherently uncertain and based on assumptions that may prove to be inaccurate. Additionally, material changes in our financial outlook, as well as events outside of our control, such as deteriorating market conditions for companies in our industry, may indicate a potential impairment. When there is an impairment, we are required to write down the recorded amount of goodwill, which is reflected as a charge against operating income. Such non-cash impairment charges could have a material adverse effect on our results of operations in the period in which they are recognized.
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
•laws, regulations, contract requirements and executive orders, including those related to cybersecurity, restricting the handling, use and dissemination of information classified for national security purposes or determined to be “controlled unclassified information” or “for official use only” and the export of certain products, services, and technical data, including requirements regarding any applicable licensing of our employees involved in such work;
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
In addition, the U.S. government, U.S. states and other jurisdictions in which we do business adopt new laws, rules, and regulations from time to time that could have a material impact on our results of operations. Adverse developments in legal or regulatory proceedings on matters relating to, among other things, cost accounting practices and compliance, contract interpretations and statutes of limitations, could also result in materially adverse judgments, settlements, withheld payments, penalties, or other unfavorable outcomes.

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
Ongoing instability and current conflicts in global markets, including in Eastern Europe, the Middle East and Asia, and the potential for other conflicts and future terrorist activities and other recent geopolitical events throughout the world, including the ongoing conflict between Russia and Ukraine, the ongoing conflict between Israel and Hamas, and increased tensions in Asia, have created and may continue to create economic and political uncertainties and impacts that could have a material adverse effect on our business, operations and profitability. These types of matters cause uncertainty in financial markets and may significantly increase the political, economic and social instability in the geographic areas in which we operate.
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

•Political instability in foreign countries and international security concerns, such as those relating to the geopolitical conflict, including the ongoing conflict between Russia and Ukraine, the ongoing conflict between Israel and Hamas, and increased tensions in Asia, and potential actions or retaliatory measures taken in respect thereof;
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
•Failure to comply with U.S. government and foreign laws and regulations applicable to international business, sanctions, employment, privacy, data protection, information security, or data transfer could have an adverse impact on our business with the U.S. government and could expose us to risks and costs of non-compliance with such laws and regulations, in addition to administrative, civil, or criminal penalties;
•Failure by third parties that we work with, including suppliers, subcontractors, and vendors, to comply with U.S. government and foreign laws and regulations applicable to international business, sanctions, employment, privacy, data protection, information security, or data transfer could expose Booz Allen to risks and costs of non-compliance with such laws and regulations, in addition to administrative, civil, or criminal penalties;
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
In addition, we are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”) and other laws that prohibit improper payments or offers of payments to foreign government officials, political parties and commercial entities for the purpose of obtaining or retaining business. We have operations and deal with governmental clients and regulators in countries known to create heightened corruption risk, including certain developing countries. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees or third parties that we work with that could implicate Booz Allen for violations of various laws including the FCPA and other anti-corruption laws, even though these parties are not always subject to our control. Likewise, we are impacted by the recent passage of the U.S. Foreign Extortion Prevention Act (the “FEPA”) that criminalizes a foreign government official’s solicitation of improper payments from U.S. companies or individuals in exchange for conferring an improper advantage. While this law targets improper demands by foreign officials and, therefore, does not directly impact our employees or third parties that we work with, it may increase enforcement of the FCPA other applicable anti-corruption laws and amplify exposure for U.S. companies. Our international operations also involve activities involving the transmittal of information, which may include personal data, which may expose us to data privacy laws in the jurisdictions in which we operate. If our data protection practices become subject to new or different restrictions, and to the extent such practices are not compliant with the laws of the countries in which we process data, we could face increased compliance expenses and face penalties for violating such laws or be excluded from those markets altogether, in which case our operations could be adversely affected. We are also subject to import-export control regulations restricting the use and dissemination of information classified for national security purposes and the export of certain products, services, and technical data, including requirements regarding any applicable licensing of our employees involved in such work. We are also subject to applicable sanctions laws, regulations, embargoes, or restrictive measures intended to prevent unauthorized transactions with prohibited persons, entities, and countries, including, those administered and enforced by the U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”), the Office of Financial Sanctions Implementation (“OFSI”) in the UK, and the competent authorities responsible for the administration and enforcement of Sanctions in individual EU Member States.
If we were to fail to comply with the FCPA, other applicable anti-corruption laws, import-export control regulations, sanctions, data privacy laws, or other rules and regulations, we could be subject to substantial civil and criminal penalties, including fines for our Company and incarceration for responsible employees and managers, suspension or debarment, and the possible loss of export or import privileges which could have a material adverse effect on our business and results of operations.

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
We are subject to taxation in the U.S. and certain other foreign jurisdictions. Any future changes in applicable federal, state and local, or foreign tax laws and regulations or their interpretation or application, including those that could have a retroactive effect, could result in the Company incurring additional tax liabilities in the future. In particular, effective starting in fiscal year 2023, the Tax Cuts and Jobs Act requires the capitalization of research and development costs for tax purposes, which can then be amortized over five or fifteen years. We generally expect to amortize these costs over five years. While the most significant impact of this provision was to cash tax liability for fiscal year 2023, the tax year in which the provision took effect, the impact is expected to decline annually over the five-year amortization period to an immaterial amount in the sixth year. The actual impact will depend on a number of factors, including the amount of research and development costs incurred by the Company, whether Congress modifies or repeals the provision requiring such capitalization, and whether new guidance and interpretive rules are issued by the U.S. Treasury, among other factors. For additional information, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations”.
Additionally, we recognize liabilities for uncertainty in income taxes when it is more likely than not that a tax position will not be sustained on examination and settlement with various taxing authorities. We regularly assess the adequacy of our uncertain tax positions and other reserves, which requires a significant amount of judgment. Although we accrue for uncertain tax positions and other reserves, the results of regulatory audits and negotiations with taxing and customs authorities may be in excess of our accruals, resulting in the payment of additional taxes, duties, penalties and interest. As a result, any final determination of tax audits or related litigation may be materially different than our current provisional amounts, which could materially affect our tax obligations and effective tax rate. For example, during fiscal year 2024, we recorded additional uncertain tax positions of approximately $15.1 million related to research and development credits that we have claimed, or will soon claim. Any increase to the liability we established as of March 31, 2024 for these uncertain tax positions as a result of audits by taxing authorities, changes in tax laws and regulations or otherwise relating to this, or any other, tax matter could have a material effect on our results of operations. For a description of our related accounting policies, refer to Note 2, “Summary of Significant Accounting Policies,” and Note 13, “Income Taxes,” to the consolidated financial statements.
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
U.S. government contractors (including their subcontractors and others with whom they do business) operate in a highly regulated environment and are routinely audited and reviewed by the U.S. government and its agencies, including the DCAA, DCMA, Department of Defense Inspector General, and others. These agencies review our performance on contracts, pricing practices, cost accounting practices, and compliance with applicable policies, laws, regulations, and standards, including applicable government cost accounting standards, as well as our contract costs, including allocated indirect costs. The DCAA audits and the DCMA reviews, among other areas, the adequacy of our internal control systems and policies, including our DFARS required business systems, which are comprised of our purchasing, property, estimating, earned value, accounting and material management and accounting systems. These internal control systems could focus on significant elements of costs, such as executive compensation. Determination of a significant internal control deficiency by a government agency could result in increased payment withholding that might adversely affect our cash flow. In particular, over time the DCMA has increased and may continue to increase the proportion of executive compensation that it deems unallowable and the size of the executive population whose compensation is disallowed, which will continue to materially and adversely affect our results of operations or financial condition including the requirement to carry an increased level of reserves. We recognize as revenue, net of reserves, executive compensation that we determine, based on management's estimates, to be allowable; management's estimates in this regard are based on a number of factors that may change over time, including executive compensation survey data, our and other government contractors' experiences with the DCAA audit practices in our industry, and relevant decisions of courts and boards of contract appeals. Any costs found to be unallowable under a contract will not be reimbursed, and any such costs already reimbursed must be refunded. Further, the amount of any such refund may exceed the provision for claimed indirect costs, which is based on management's estimates and assumptions that are inherently uncertain and may not cover actual losses. For example, DCAA audits may result in, and have historically resulted in, the Company's inability to retain certain claimed indirect costs, including executive and employee compensation, due to differing views of the allowability and reasonableness of such costs. As of March 31, 2024, years subsequent to the Company's fiscal year 2011 remained subject to audit and/or final resolution. As of March 31, 2024, the Company recognized a liability of $363.7 million for estimated adjustments to claimed indirect costs based on its historical DCAA audit results, including the final resolution of such audits with the DCMA. Determining the provision for claimed indirect costs is complex and subject to management's estimate of adjustments to claimed indirect costs based on the number of years that remain open to audit and expected final resolution by U.S. government agencies. As a result, significant changes in estimates could have a material effect on the Company's results of operations. Furthermore, the disallowance of any costs previously charged could directly and negatively affect our current results of operations for the relevant prior fiscal periods, and we could be required to repay any such disallowed amounts. Each of these results could materially and adversely affect our results of operations or financial condition.
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
There is increased scrutiny from governmental organizations, clients, employees, investors, and other stakeholders on environmental, social and governance (“ESG”) issues such as diversity, equity and inclusion, workplace culture, community investment, environmental management, climate impact and information security. We have expended and may further expend resources to monitor, report on and adopt policies and practices that we believe will improve alignment with our evolving ESG strategy and goals, as well as ESG-related standards and expectations of legal regimes and stakeholders such as clients, investors, stockholders, raters, employees, and business partners. If our ESG practices, including our goals for diversity, equity and inclusion, environmental sustainability and information security, do not meet evolving rules and regulations or stakeholder expectations and standards (or if we are viewed negatively based on positions we do or do not take or work we do or do not perform or cannot publicly disclose for certain clients and industries), then our reputation, our ability to attract or retain leading experts, employees and other professionals and our ability to attract new business and clients could be negatively impacted, as could our attractiveness as an investment, service provider, employer, or business partner. Similarly, our failure or perceived failure in our efforts to execute our ESG strategy and achieve our current or future ESG-related goals, targets and objectives, or to satisfy various reporting standards within the timelines expected by stakeholders, or at all, could also result in similar negative impacts. Organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters, and unfavorable ratings of our ESG efforts may lead to negative investor sentiment, diversion of investment to other companies, and difficulty in hiring skilled employees. In addition, complying or failing to comply with existing or future federal, state, local, and foreign ESG legislation and regulations applicable to our business and operations, including related to greenhouse gas emissions, climate change, or other matters could cause us to incur additional compliance and operational costs or actions and suffer reputational harm, which could adversely affect our business.

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
As of March 31, 2024, we had total indebtedness of approximately $3.4 billion and $998.7 million of availability under our revolving credit facility (the “Revolving Credit Facility”). We are able to, and may, incur additional indebtedness in the future, subject to the limitations contained in the agreements governing our indebtedness. Our substantial indebtedness could have important consequences to holders of our common stock, including:
▪making it more difficult for us to satisfy our obligations with respect to our Senior Credit Facility, consisting of a $1.6 billion term loan facility (“Term Loan A”), a $1.0 billion Revolving Credit Facility, with a sublimit for letters of credit of $200.0 million, our $700.0 million in aggregate principal amount of 3.875% Senior Notes due 2028 (the “Senior Notes due 2028”), our $500.0 million in aggregate principal amount of 4.000% Senior Notes due 2029 (the “Senior Notes due 2029”), our $650.0 million in aggregate principal amount of 5.950% Senior Notes due 2033 (the “Senior Notes due 2033”, and together with the Senior Notes due 2028 and the Senior Notes due 2029, the “Senior Notes”) and our other debt;
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
Although the Senior Credit Facility and the indentures governing the Senior Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. In addition, the Revolving Credit Facility provides for commitments of $1.0 billion, which as of March 31, 2024, had availability of $998.7 million. Additionally, the used portion as it pertains to open standby letters of credit and bank guarantees totaled $1.3 million. Furthermore, subject to specified conditions, without the consent of the then-existing lenders (but subject to the receipt of commitments), the indebtedness under the Senior Credit Facility may be increased by up to $500.0 million. If new debt is added to our current debt levels, the related risks that we and the guarantors now face would increase and we may not be able to meet all our debt obligations, including the repayment of the Senior Notes.

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
The Senior Credit Facility and the indentures governing the Senior Notes contain covenants that, among other things, impose significant operating and financial restrictions on us and limit our ability to engage in actions that may be in our long-term best interest, including restrictions on our ability to:
•incur additional indebtedness, guarantee indebtedness, or issue disqualified stock or preferred stock;
•pay dividends on or make other distributions in respect of, or repurchase or redeem, our capital stock;
•enter into sale-leaseback transactions;
•incur liens;
•consolidate, merge or sell all or substantially all of our and our subsidiaries’ assets;
•enter into hedging transactions; and
•enter into certain lines of business.
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
Borrowings under the Senior Credit Facility are at variable rates of interest and expose us to interest rate risk. During 2022 and 2023, interest rates increased significantly and interest rates may continue to increase or remain at higher than recent historical levels. With an increase in interest rates, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.
Based on Term Loan A outstanding as of March 31, 2024 and assuming all revolving loans are fully drawn, and after considering interest rate swaps that fix the interest rate on $550.0 million of principal of our variable-rate debt each quarter point change in interest rates would result in a $2.6 million change in our projected annual interest expense on our indebtedness under the Senior Credit Facility. We have entered into interest rate swaps and may in the future enter into additional interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce future interest rate volatility of our variable rate indebtedness. However, due to risks for hedging gains and losses and cash settlement costs, we may not elect to maintain such interest rate swaps, and any swaps may not fully mitigate our interest rate risk.
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
Our seventh amended and restated certificate of incorporation requires that the Court of Chancery of the State of Delaware be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, or other employee of the Company to the Company or the Company's stockholders, (iii) any action asserting a claim against the Company arising pursuant to any provision of the Delaware General Corporation Law, the Company's seventh amended and restated certificate of incorporation or the Company's bylaws, or (iv) any action asserting a claim against the Company governed by the internal affairs doctrine. Because the applicability of the exclusive forum provision is limited to the extent permitted by applicable law, we do not intend that the exclusive forum provision would apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction, and acknowledge that federal courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act. We note that there is uncertainty as to whether a court would enforce the provision and that investors cannot waive compliance with federal securities laws and the rules and regulations thereunder. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers.
Item 1B.    Unresolved Staff Comments.
None.
Item 1C.    Cybersecurity.
As one of the world’s largest cybersecurity solution providers, we routinely defend against advanced persistent threats both internally and for our clients. Our cybersecurity risk management program is an integral part of our overall enterprise risk management program, and is designed to assess, identify, manage and mitigate internal and external cybersecurity risks, threats and incidents.
Risk Management and Strategy
Our Board and its committees oversee the Company’s risk management processes, including but not limited to those relevant to cybersecurity risks, and are regularly briefed by management on risk management considerations. One of the primary tools that facilitates the Board’s oversight and mitigation of risk is the Company’s Enterprise Risk Management (“ERM”) Program, which is designed to look holistically at risks which may cause a material, adverse impact to the Company’s operations, reputation, or value. As part of the ERM Program, our Chief Operating Officer directs and chairs the ERM Steering Committee, which is comprised of members of senior management, including our Chief Financial Officer, General Counsel, Chief Information Officer, Chief Information Security Officer, Chief Administrative Officer, and Chief Ethics and Compliance Officer.

Under the ERM Program, our Chief Operating Officer prepares for the Board a quarterly update of our enterprise risks, including but not limited to enterprise cybersecurity risks, and conducts with the Board an annual risk identification and mitigation analysis.
In addition to updates provided through the ERM Program, the Board is regularly updated by members of management, including the Chief Accounting Officer, Chief Legal Officer, and members of the ERM Steering Committee concerning significant risks facing the Company and processes that have been implemented to mitigate these risks, including but not limited to cybersecurity risks. Additionally, throughout the year, each of our sector presidents who leads one of our major market units provides a comprehensive overview of their market, including risks and challenges. See “Item 1C. Cybersecurity—Governance—Management’s Responsibilities” below for additional information regarding our cybersecurity risk management program.
We also conduct periodic internal and third-party assessments, threat simulations, and exercises to test the effectiveness of our cybersecurity defenses and controls, including associated policies and procedures. We undertake efforts to address and mitigate risks from vulnerabilities identified during such assessments, simulations, and exercises.
Governance
Management's Responsibilities
Our cybersecurity risk management program is led by our Chief Information Officer (“CIO”) and our Chief Information Security Officer (“CISO”), who are responsible for our information security strategy, policies, security architecture and engineering, security operations, and cybersecurity threat detection and response. Our CIO has over 25 years of information technology and program management experience, addressing complex information technology and cybersecurity challenges for large-scale enterprises in the U.S. Department of Defense, U.S. federal agencies, and commercial organizations. Our CISO, a Certified Information Systems Security Professional (“CISSP”), has over 20 years of information security and program management experience and has served as the CISO for several large-scale enterprises in the U.S. government services industry, commercial organizations, and not-for-profit organizations.
As a government contractor, we are required to comply with extensive regulations and standards, including but not limited to cybersecurity regulations and standards and the requirements of the DFARS. Additionally, our cybersecurity risk management program is guided by the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. Our policies and implemented controls have been assessed by external organizations, including industry partners and the federal government. We work closely with our subcontractors and suppliers to identify and manage cybersecurity risks and, as appropriate, require them to comply with applicable laws and regulations. These contractual requirements include the requirement that our subcontractors implement certain security controls, and that our subcontractors self-report the status of their implementation of these controls to the U.S. government.
To manage cybersecurity risk introduced from our supply chain, depending on the nature of a supplier's work and the sensitivity of the Booz Allen and client information provided to the supplier, we also require suppliers to complete our security questionnaires (based on data categorization) and provide evidence of security accreditations, and we evaluate supplier compliance with security requirements using internal and third-party resources.
Our CIO and CISO also lead our Cyber Fusion Center (“CFC”), whose function is, pursuant to our Cyber Incident Response Plan, to stay apprised of existing and emerging cybersecurity threats and monitor our information systems to proactively identify, protect against, and mitigate cybersecurity threats. The CFC uses intelligence collected from various sources, fused with intelligence collected from analysis and response actions, to proactively search for and address adversary activity against our information systems. The CFC possesses in-depth knowledge of network, endpoint, perimeter security systems, identity-based vulnerabilities, data protection, threat intelligence, forensics, penetration testing, and malware reverse engineering, as well as the functioning of specific applications or underlying information systems infrastructure.
The Cyber Incident Response Team (“CIRT”) is responsible for the incident response process and provides direction and guidance to users of Booz Allen information systems when responding to cybersecurity incidents. The CIRT also provides intrusion monitoring of networks and information systems, and performs triage and analysis of events to identify potential incidents, including potential incidents occurring on third-party systems. The CIRT categorizes anomalous cybersecurity events into discrete levels in which cybersecurity events are escalated to appropriate levels of management, as well as our Cyber Incident Materiality Committee, Audit Committee, and Board, based on the severity of the incident. While typical cybersecurity management and incident response is provided by internal resources, we have arrangements with certain third parties whom we can engage if additional support and resources are required.

Board of Directors’ Roles and Responsibilities
The Audit Committee is responsible for oversight of the Company’s risk management and mitigation, including but not limited to the Company’s cybersecurity risks, and is regularly briefed by our CIO and CISO regarding the Company’s cybersecurity risk management program, cybersecurity incidents involving the Company, vendors, suppliers, subcontractors and other third parties, as well as associated mitigation actions taken, in order to assess and manage associated risks and potential harm and damages. The Audit Committee reports to the Board on cybersecurity risks to the Company on a periodic basis.
Cybersecurity Threats
Even with our extensive and systematic approach to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. While we maintain cybersecurity insurance, the cost related to cybersecurity threats or disruptions may not be fully insured.
During the period covered by this Annual Report, we have not experienced any cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or our financial condition. Future cybersecurity incidents could, however, materially affect our business strategy, results of operations, reputation, or financial condition.
See Item 1A., “Risk Factors,” for a discussion on cybersecurity risks and how they could materially affect the Company.
Item 2.    Properties.
We do not own any facilities or real estate. Our corporate headquarters is located at 8283 Greensboro Drive, McLean, Virginia 22102. We lease other operating offices and facilities throughout North America, and a limited number of overseas locations. Our principal offices outside of McLean, Virginia include: Annapolis Junction, Maryland; Washington, D.C.; Chantilly, Virginia; Laurel, Maryland; Arlington, Virginia; Panama City Beach, Florida; Charleston, South Carolina; Bethesda, Maryland; and Alexandria, Virginia. We have a number of Sensitive Compartmented Information Facilities, which are enclosed areas within buildings that are used to perform classified work for the U.S. Intelligence Community. Many of our employees are located in facilities provided by the U.S. government. The total square footage of our leased offices and facilities is approximately 2.24 million square feet. We believe our facilities meet our current needs.
Item 3.    Legal Proceedings.
The Company is involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, compliance with various laws and regulations, and other business matters. We have provided information about these legal proceedings and investigations in Note 20, “Commitments and Contingencies,” to the consolidated financial statements contained within this Annual Report on Form 10-K. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of March 31, 2024, there were no material amounts accrued in the consolidated financial statements related to these proceedings. See Note 20, “Commitments and Contingencies,” to the consolidated financial statements contained within this Annual Report on Form 10-K for amounts accrued in the consolidated financial statements related to legal proceedings as of March 31, 2023.
On June 19, 2017, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Eastern District of Virginia styled Langley v. Booz Allen Hamilton Holding Corp., No. 17-cv-00696 (“Langley”) naming the Company, its Chief Executive Officer, and its former Chief Financial Officer as defendants purportedly on behalf of all purchasers of the Company’s securities from May 19, 2016 through June 15, 2017. On September 5, 2017, the court named two lead plaintiffs, and on October 20, 2017, the lead plaintiffs filed a consolidated amended complaint. The complaint asserted claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, alleging misrepresentations or omissions by the Company purporting to relate to matters that were the subject of the investigation of the Company by the U.S. Department of Justice (“DOJ”), which has been closed or settled. See Note 20, “Commitments and Contingencies,” to the consolidated financial statements contained within this Annual Report on Form 10-K. Motions to dismiss were argued on January 12, 2018, and on February 8, 2018, the court dismissed the amended complaint in its entirety without prejudice. On September 22, 2023, plaintiffs filed a motion for leave to amend the dismissed amended complaint or, in the alternative, for relief from the court’s prior dismissal order, and on October 16, 2023, the court denied plaintiffs’ motion. On November 15, 2023, plaintiffs filed with the United States Court of Appeals for the Fourth Circuit a notice of appeal from the district court’s denial of plaintiffs’ motion. On April 22, 2024, plaintiffs filed a motion for the voluntary dismissal with prejudice of the appeal, and on April 23, 2024, the court granted plaintiffs’ motion.

On November 13, 2017, a Verified Shareholder Derivative Complaint was filed in the United States District Court for the District of Delaware styled Celine Thum v. Rozanski et al., C.A. No. 17-cv-01638, naming the Company as a nominal defendant and numerous current and former officers and directors as defendants. The complaint asserted claims for breach of fiduciary duties, unjust enrichment, waste of corporate assets, abuse of control, gross mismanagement, and violations of Sections 14(a), 10(b), and 20(a) of the Exchange Act, purportedly relating to matters that were the subject of the investigation of the Company by the DOJ, which has been closed or settled. See Note 20, “Commitments and Contingencies,” to the consolidated financial statements contained within this Annual Report on Form 10-K. The parties stipulated to a stay of proceedings pending the outcome of Langley, which the court so ordered on January 24, 2018. On December 12, 2019, the court ordered that the stay remain in effect and ordered the parties to submit periodic status reports. Starting on May 27, 2020, the parties submitted periodic status reports as ordered by the court stating that the plaintiff believed the stay should remain in effect and the defendants did not object to the stay remaining in effect. On May 20, 2024, the parties filed a joint stipulation for the voluntary dismissal without prejudice of the action, and the court so ordered the joint stipulation.
Item 4.    Mine Safety Disclosures.
None.
Information about our Executive Officers.
The following table sets forth information about our executive officers as of the date hereof:

Name	Age	Position
Horacio D. Rozanski	56	President and Chief Executive Officer
Matthew A. Calderone	52	Executive Vice President and Chief Financial Officer
Kristine Martin Anderson	55	Executive Vice President and Chief Operating Officer
Richard Crowe	56	Executive Vice President
Judith Dotson	60	Executive Vice President
Thomas Pfeifer	64	Executive Vice President
Nancy J. Laben	62	Executive Vice President and Chief Legal Officer
Susan L. Penfield	62	Executive Vice President and Chief Technology Officer
Horacio D. Rozanski is our President and Chief Executive Officer. A respected authority and leader in the consulting industry, Mr. Rozanski has expertise in business strategy, technology and operations, talent and diversity, and the future of consulting. He joined Booz Allen in 1992 as a consultant to commercial clients, was elected Vice President in 1999, and served as our Chief Personnel Officer, Chief Strategy and Talent Officer, Chief Operating Officer, and President before becoming Chief Executive Officer in 2015. He also is a member of our Board. Mr. Rozanski currently serves as Chairman of the board of directors for Children’s National Hospital and is a member of the board of directors at Marriott International, Inc. (NASDAQ: MAR), CARE USA, and the Economic Club of Washington, D.C. He is also a member of the Business Roundtable, the United States Holocaust Memorial Museum’s Committee on Conscience, Defense Advisory Committee on Diversity and Inclusion, and Vice Chair of the Kennedy Center Corporate Fund Board.
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
Kristine Martin Anderson is an Executive Vice President and Chief Operating Officer. Ms. Anderson joined Booz Allen in 2006, and has held a variety of leadership roles. Prior to becoming Chief Operating Officer in May 2022, Ms. Anderson served as President for the Company's Civil sector from April 2018 to May 2022, and led the Company’s civil health business from 2015 to 2018. Under Ms. Anderson’s leadership, the Civil Sector and health business were the highest performing businesses in Booz Allen. Prior to joining Booz Allen, Ms. Anderson was Vice President for Operations and Strategy at CareScience, a health care software solutions company. Ms. Anderson holds a B.A. in neurobiology from the University of Pennsylvania and an M.B.A. from The Wharton School of Business.
Richard Crowe is an Executive Vice President and President for the Company's Civil sector. Mr. Crowe joined Booz Allen in 2004 and previously was the Company's Chief Growth Officer from April 2021 to May 2022, where he built a best-in-class business development organization aligned to the Company's business strategy and growth. Prior to that role, Mr. Crowe led the Company's Health business from 2018 to 2021. Mr. Crowe has more than 30 years of strategy development and technology delivery experience. Prior to joining Booz Allen, Mr. Crowe was the chief technical officer at PlasmaSol Corp.

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
Thomas Pfeifer is an Executive Vice President at Booz Allen and President for the Company's National Security sector since August 2022. Mr. Pfeifer joined our Company in 1989 and has over 40 years of industry experience. Prior to his current role, Mr. Pfeifer led several business units focused on defense military intelligence, space, national agencies, the Air Force, and NASA, where he focused on evolving the businesses closer to the mission. Mr. Pfeifer holds a master’s degree in computer systems management and a bachelor’s degree in economics, both from the University of Maryland. He is a member of the Institute of Navigation (ION), the Institute of Electrical and Electronic Engineering (IEEE) Computer Society, the American Society for Quality (ASQ), and the Armed Forces Communications and Electronics Association (AFCEA).
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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Class A Common Stock began trading on the New York Stock Exchange on November 17, 2010. On May 14, 2024, there were 434,838 beneficial holders of our Class A Common Stock. Our Class A Common Stock is listed on the New York Stock Exchange under the ticker symbol “BAH”.
Dividends
The Company plans to continue paying recurring dividends in the future and assessing its excess cash resources to determine the best way to utilize its excess cash flow to meet its objectives. Any future dividends declared will be at the discretion of the Board and will depend, among other factors, upon our earnings, liquidity, financial condition, alternate capital allocation opportunities, or any other factors the Board deems relevant. On May 24, 2024, the Company announced that the Board had declared a quarterly cash dividend of $0.51 per share. Payment of the dividend will be made on June 28, 2024 to stockholders of record at the close of business on June 13, 2024.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table presents the share repurchase activity for each of the three months in the quarter ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2024	197,225	$126.76	197,225	$558,173,062
February 2024	348,126	$143.63	348,126	$508,173,151
March 2024	169,454	$147.45	169,454	$483,187,683
Total	714,805		714,805
(1)On December 12, 2011, the Board approved a share repurchase program, which was most recently increased by $525.0 million to $3,085.0 million on May 22, 2024. As of March 31, 2024, the Company had approximately $483.2 million remaining under the repurchase program. A special committee of the Board was appointed to evaluate market conditions and other relevant factors and initiate repurchases under the program from time to time. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice.
Use of Proceeds from Registered Securities
None.

Performance
The graph set forth below compares the cumulative shareholder return on our Class A Common Stock between March 31, 2019 and March 31, 2024, to the cumulative return of (i) the Russell 1000 Index and (ii) S&P Software & Services Select Industry Index over the same period. The Russell 1000 and S&P Software & Services Select Industry Indices represent comparator groups for relative cumulative return performance to Booz Allen Hamilton. This graph assumes an initial investment of $100 on March 31, 2019 in our Class A Common Stock, the Russell 1000 Index, and the S&P Software & Services Select Industry Index and assumes the reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

300
250
200
150
100
Dollars
03/31/2019
03/31/2020
03/31/2021
03/31/2022
03/31/2023
03/31/2024
Booz Allen Hamilton Holding Corporation
Russell 1000 Index
S&P Software & Services Select Industry Index

ASSUMES $100 INVESTED ON MARCH 31, 2019
ASSUMES DIVIDEND REINVESTED

Company/Market/Peer Group	3/31/2019	3/31/2020	3/31/2021	3/31/2022	3/31/2023	3/31/2024
Booz Allen Hamilton Holding Corp.	$100.00	$119.77	$142.70	$158.56	$170.45	$277.16
Russell 1000 Index	$100.00	$91.97	$147.70	$167.30	$153.26	$199.03
S&P Software & Services Select Industry Index	$100.00	$87.72	$168.81	$158.61	$133.10	$168.69
This performance graph and other information furnished under this Part II Item 5 of this Annual Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.
Item 6.    Reserved.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, and liquidity and capital resources. You should read this discussion in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Annual Report, and Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended March 31, 2023, which provides additional information on comparisons of fiscal 2023 and 2022.
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
Overview
Trusted to transform missions with the power of tomorrow’s technologies, Booz Allen advances the nation’s most critical civil, defense, and national security priorities. Our ability to deliver value to our clients has always been, and continues to be, a product of the strong character, expertise and tremendous passion of our people. Our approximately 34,200 employees work to solve hard problems by making clients' missions their own, combining decades of consulting and domain expertise with functional expertise in areas such as analytics, digital solutions, engineering, and cyber, all fostered by a culture of innovation that extends to all reaches of the Company.
Through our dedication to our clients' missions, and a commitment to evolving our business to address their needs, we have longstanding relationships with our clients, the longest of which is more than 80 years. We support critical missions for a diverse base of federal government clients, including nearly all of the U.S. government's cabinet-level departments, as well as for commercial clients, both domestically and internationally. We support our federal government clients by helping them tackle their most complex and pressing challenges such as protecting soldiers in combat and supporting their families, advancing cyber capabilities, securing our national infrastructure, enabling and enhancing digital services, transforming the healthcare system, and improving government efficiency to achieve better outcomes. Drawing on deep understanding and leading positions in cybersecurity, we serve commercial clients across industries including financial services, health and life sciences, energy, and technology.
Financial and Other Highlights
During fiscal 2024, the Company generated year over year revenue growth and increased client staff headcount. Revenue increased 15.2% from fiscal 2023 to fiscal 2024 primarily driven by strong demand for our services and solutions and an increase in headcount to meet that demand.
Operating income increased 126.8% to $1,013.4 million in fiscal 2024 from $446.8 million in fiscal 2023, which reflects an increase in operating margin to 9.5% from 4.8% in the comparable year. Operating income was driven by the same drivers benefiting revenue growth, as well as strong contract-level performance coupled with ongoing cost management efforts. Margins in the prior year were impacted by a $350.0 million reserve associated with the Department of Justice’s investigation of the Company (see Note 20, “Commitments and Contingencies,” to the consolidated financial statements for further information), as compared to a $27.5 million reserve in the current year.

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
•“Adjusted Operating Income” represents operating income before the change in provision for claimed indirect costs, acquisition and divestiture costs, financing transaction costs, significant acquisition amortization, DC tax assessment adjustment, the reserve associated with the U.S. Department of Justice investigation disclosed in Note 20, “Commitments and Contingencies,” to the consolidated financial statements in the Company’s annual report on Form 10-K, and restructuring costs. We prepare Adjusted Operating Income to eliminate the impact of items we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature.
•“Adjusted EBITDA” represents net income attributable to common stockholders before income taxes, net interest and other expense and depreciation and amortization and before certain other items, including the change in provision for claimed indirect costs, acquisition and divestiture costs, acquisition and divestiture costs, financing transaction costs, DC tax assessment adjustment, the reserve associated with the U.S. Department of Justice investigation disclosed in Note 20, “Commitments and Contingencies,” to the consolidated statements, and restructuring costs. “Adjusted EBITDA Margin on Revenue” is calculated as Adjusted EBITDA divided by revenue. “Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses” is calculated as Adjusted EBITDA divided by Revenue, Excluding Billable Expenses. The Company prepares Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, and Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses to eliminate the impact of items it does not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary or non-recurring nature or because they result from an event of a similar nature.

•“Adjusted Net Income” represents net income attributable to common stockholders before: (i) the change in provision for claimed indirect costs, (ii) acquisition and divestiture costs, (iii) financing transaction costs, (iv) significant acquisition amortization, (v) DC tax assessment adjustment, (vi) the reserve associated with the U.S. Department of Justice investigation disclosed in Note 20, “Commitments and Contingencies,” to the consolidated financial statements in the Company’s annual report on Form 10-K, (vii) restructuring costs, (viii) valuation adjustments to cost method investments, (iv) gains associated with equity method investment activity, (x) gains associated with divestitures or deconsolidation, and (xi) amortization or write-off of debt issuance costs and debt discount, in each case net of the tax effect where appropriate calculated using an assumed effective tax rate. We prepare Adjusted Net Income to eliminate the impact of items, net of tax, we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature. We view net income excluding the impact of the re-measurement of the Company's deferred tax assets and liabilities as an important indicator of performance consistent with the manner in which management measures and forecasts the Company's performance and the way in which management is incentivized to perform.
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

	Fiscal Year Ended March 31,
(Amounts in thousands, except share and per share data)	2024	2023	2022
	(Unaudited)
Revenue, Excluding Billable Expenses
Revenue	$10,661,896	$9,258,911	$8,363,700
Less: Billable expenses	3,281,776	2,808,857	2,474,163
Revenue, Excluding Billable Expenses*	$7,380,120	$6,450,054	$5,889,537
Adjusted Operating Income
Operating Income	$1,013,403	$446,848	$685,181
Change in provision for claimed indirect costs (a)	(18,345)	—	—
Acquisition and divestiture costs (b)	7,580	44,269	97,485
Financing transaction costs (c)	820	6,888	2,348
Significant acquisition amortization (d)	53,897	51,553	38,295
DC tax assessment adjustment (e)	(20,050)	—	—
Legal matter reserve (f)	27,453	350,000	—
Restructuring costs (g)	—	—	4,164
Adjusted Operating Income	$1,064,758	$899,558	$827,473

EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue & Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses
Net income attributable to common stockholders	$605,706	$271,791	$466,740
Income tax expense	247,614	96,734	137,466
Interest and other, net (h)	160,083	78,899	81,138
Depreciation and amortization	164,203	165,484	145,747
EBITDA	1,177,606	612,908	831,091
Change in provision for claimed indirect costs (a)	(18,345)	—	—
Acquisition and divestiture costs (b)	7,580	44,269	97,485
Financing transaction costs (c)	820	6,888	2,348
DC tax assessment adjustment (e)	(20,050)	—	—
Legal matter reserve (f)	27,453	350,000	—
Restructuring costs (g)	—	—	4,164
Adjusted EBITDA	$1,175,064	$1,014,065	$935,088
Net income margin attributable to common stockholders	5.7%	2.9%	5.6%
Adjusted EBITDA Margin on Revenue	11.0%	11.0%	11.2%
Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses	15.9%	15.7%	15.9%

	Fiscal Year Ended March 31,
(Amounts in thousands, except share and per share data)	2024	2023	2022
	(Unaudited)
Adjusted Net Income
Net income attributable to common stockholders	$605,706	$271,791	$466,740
Change in provision for claimed indirect costs (a)	(18,345)	—	—
Acquisition and divestiture costs (b)	7,580	44,269	97,485
Financing transaction costs (c)	820	6,888	2,348
Significant acquisition amortization (d)	53,897	51,553	38,295
DC tax assessment adjustment (e)	(20,050)	—	—
Legal matter reserve (f)	27,453	350,000	—
Restructuring costs (g)	—	—	4,164
Valuation adjustments to cost method investments (i)	5,669	—	—
Gains associated with equity method investment activity (j)	—	—	(12,761)
Gains associated with divestitures or deconsolidation (k)	—	(44,632)	—
Amortization or write-off of debt issuance costs and debt discount	4,017	6,554	3,340
Adjustments for tax effect (l)	52,218	(81,389)	(31,399)
Adjusted Net Income	$718,965	$605,034	$568,212
Adjusted Diluted Earnings Per Share
Weighted-average number of diluted shares outstanding	130,815,903	132,716,436	134,850,808
Diluted earnings per share	$4.59	$2.03	$3.44
Adjusted Net Income Per Diluted Share (m)	$5.50	$4.56	$4.21
Free Cash Flow
Net cash provided by operating activities	$258,838	$602,822	$736,526
Less: Purchases of property, equipment and software	(66,699)	(76,130)	(79,964)
Free Cash Flow	$192,139	$526,692	$656,562
Operating cash flow conversion	43%	222%	158%
Free cash flow conversion	27%	87%	116%
* Revenue, Excluding Billable Expenses includes $18.3 million of revenue resulting from the reduction to our provision for claimed indirect costs (see note (a) below), and $20.1 million of revenue resulting from the impact of the Company's unfavorable ruling from the District of Columbia Court of Appeals (see note (e) below).
(a)Represents the reduction to our provision for claimed indirect costs recorded during the second quarter of fiscal 2024, which resulted in a corresponding increase to revenue, as a result of the Defense Contract Audit Agency's findings related to its audit of our claimed indirect costs for fiscal 2022. See Note 20, “Commitments and Contingencies,” to the consolidated financial statements for further information.
(b)Represents costs associated with the acquisition efforts of the Company related to transactions for which the Company has entered into a letter of intent to acquire a controlling financial interest in the target entity, as well as the divestiture costs incurred in divesting a portion of our business. Acquisition and divestiture costs primarily include costs associated with (i) buy-side and sell-side due diligence activities, (ii) compensation expenses associated with employee retention, and (iii) legal and advisory fees, primarily associated with the acquisitions of Liberty IT Solutions, LLC (“Liberty”) and Tracepoint Holdings, LLC (“Tracepoint”) in fiscal 2022, and the acquisition of EverWatch Corp. (“EverWatch”) and the divestitures of our management consulting business serving the Middle East and North Africa (“MENA”) and our Managed Threat Services business (“MTS”) in fiscal 2023. See Note 5, “Acquisition and Divestitures,” to the consolidated financial statements for further information.
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

(e)Reflects the impact (specifically the revenue from recoverable expenses) of the Company's unfavorable ruling from the District of Columbia Court of Appeals related to contested tax assessments from the District of Columbia Office of Tax and Revenue (“DC OTR”). See Note 13, “Income Taxes,” to the consolidated financial statements for further information.
(f)Reserve associated with the U.S. Department of Justice's investigation of the Company. See Note 20, “Commitments and Contingencies,” to the consolidated financial statements for further information.
(g)Represents restructuring charges of $8.3 million incurred during the fourth quarter of fiscal 2022, net of approximately $4.2 million of revenue recognized on recoverable expenses, associated with severance costs of a restructuring plan to reduce certain executive administrative personnel costs.
(h)Reflects the combination of Interest expense and Other income, net from the consolidated statement of operations.
(i)Represents non-recurring valuation adjustments to the Company's cost method investments, primarily the write-off of one of its investments.
(j)Represents (i) a gain in the second quarter of fiscal 2022 associated with the Company's previously held equity method investment in Tracepoint and (ii) a gain in the third quarter of fiscal 2022 associated with the divestiture of a controlling financial interest in SnapAttack.
(k)Represents the gain recognized on the divestitures of the Company's MENA business in the second quarter of fiscal 2023, its MTS business in the third quarter of fiscal 2023, and the gain on the deconsolidation of an artificial intelligence software platform business in the third quarter of fiscal 2023.
(l)Reflects the tax effect of adjustments at an assumed effective tax rate of 26%, which approximates the blended federal and state tax rates, and consistently excludes the impact of other tax credits and incentive benefits realized. The tax effect of certain discrete items is calculated specifically and may vary from the general 26% rate. The tax effect also includes the indirect effects of uncertainty around the application of Section 174 of the Tax Cuts and Jobs Act of 2017 ($(22.0) million for fiscal 2024, and $22.0 million for fiscal 2023), and the impact of the Company's unfavorable ruling from the District of Columbia Court of Appeals related to contested tax assessments from the DC OTR ($42.7 million for the three and twelve months ended March 31, 2024, respectively). See Note 13, “Income Taxes,” to the consolidated financial statements for further information.
(m)Excludes adjustments of approximately $5.0 million, $2.1 million, and $3.1 million of net earnings for fiscal 2024, 2023, and 2022, respectively, associated with the application of the two-class method for computing diluted earnings per share.
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
•legislative and regulatory changes, or shifts in regulatory priorities as a result of U.S. administration transitions, including limitations on the amount of allowable executive compensation permitted under flexibly priced contracts following implementation of interim rules adopted by federal agencies pursuant to the Bipartisan Budget Act of 2013, which substantially further reduce the amount of allowable executive compensation under these contracts and extend these limitations to a larger segment of our executives and our entire contract base;
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

The amount of risk and potential reward varies under each type of contract. Under cost-reimbursable contracts, there is limited financial risk, because we are reimbursed for all allowable costs up to a ceiling. However, profit margins on this type of contract tend to be lower than on time-and-materials and fixed-price contracts. Under time-and-materials contracts, we are reimbursed for the hours worked using the predetermined hourly rates for each labor category. In addition, we are typically reimbursed for other contract direct costs and expenses at cost. We assume financial risk on time-and-materials contracts because our labor costs may exceed the negotiated billing rates. Profit margins on well-managed time-and-materials contracts tend to be higher than profit margins on cost-reimbursable contracts as long as we are able to staff those contracts with people who have an appropriate skill set. Under fixed-price contracts, we are required to deliver the objectives under the contract for a predetermined price. Compared to time-and-materials and cost-reimbursable contracts, fixed-price contracts generally offer higher profit margin opportunities because we receive the full benefit of any cost savings but generally involve greater financial risk because we bear the impact of any cost overruns. In the aggregate, the contract type mix in our revenue for any given period will affect that period's profitability. Changes in contract type as a result of re-competes and new business could influence the percentage/mix in unanticipated ways. See “Item 1A. Risk Factors—Industry and Economic Risks.”
The table below presents the percentage of total revenue for each type of contract for the respective periods shown:

	Fiscal Year Ended March 31,
	2024	2023	2022
Cost-reimbursable	55%	53%	54%
Time-and-materials	24%	25%	24%
Fixed-price	21%	22%	22%
Contract Diversity and Revenue Mix
We provide services to our clients through a large number of single award contracts, contract vehicles, and multiple award contract vehicles. Most of our revenue is generated under indefinite delivery/indefinite quantity, or IDIQ, contract vehicles, which include multiple award government wide acquisition contract vehicles, or GWACs, and General Services Administration Multiple Award Schedule Contracts, or GSA schedules, and certain single award contracts. GWACs and GSA schedules are available to all U.S. government agencies. Any number of contractors typically competes under multiple award IDIQ contract vehicles for task orders to provide particular services, and we earn revenue under these contract vehicles only to the extent that we are successful in the bidding process for task orders. No single task order under any IDIQ contract represented more than 4.5% of our revenue in fiscal 2024. No single definite contract accounted for more than 0.7% of our revenue in fiscal 2024.
We generate revenue under our contracts and task orders through our provision of services as both a prime contractor and subcontractor, as well as from the provision of services by subcontractors under contracts and task orders for which we act as the prime contractor. For fiscal 2024, 2023, and 2022, 95%, 95%, and 94%, respectively, of our revenue was generated by contracts and task orders for which we served as a prime contractor; 5%, 5%, and 6%, respectively, of our revenue was generated by contracts and task orders for which we served as a subcontractor; and 25%, 25%, and 24%, respectively, of our revenue was generated by services provided by our subcontractors. The mix of these types of revenue affects our operating margin. Substantially all of our operating margin is derived from direct client staff labor as the portion of our operating margin derived from fees we earn on services provided by our subcontractors is not significant. We view growth in direct client staff labor as the primary driver of earnings growth. Direct client staff labor growth is driven by client staff headcount growth, after attrition, and total backlog growth.
Our People
Revenue from our contracts is derived from services delivered by client staff and, to a lesser extent, from our subcontractors. Our ability to hire, retain, and deploy talent with skills appropriately aligned with client needs is critical to our ability to grow our revenue. We continuously evaluate whether our talent base is properly sized and appropriately compensated, and contains an optimal mix of skills to be cost competitive and meet the rapidly evolving needs of our clients. We seek to achieve that result through recruitment and management of capacity and compensation. As of March 31, 2024, 2023, and 2022, we employed approximately 34,200, 31,900, and 29,300 people, respectively, of which approximately 31,200, 29,100, and 26,300, respectively, were client staff.
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
The following table summarizes the value of our contract backlog as of the respective periods shown:

	Fiscal Year Ended March 31,
	2024	2023	2022
	(In millions)
Backlog: (1)
Funded	$4,822	$4,619	$3,710
Unfunded	9,463	9,519	9,925
Priced options	19,533	17,064	15,612
Total backlog	$33,818	$31,202	$29,247
(1) Backlog presented as of March 31, 2023 includes $282 million of backlog for EverWatch Corp., which was acquired during fiscal 2023. Original backlog value at acquisition was $292 million.
Our total backlog consists of remaining performance obligations, certain orders under contracts for which the period of performance has expired, and unexercised option period and other unexercised optional orders. As of March 31, 2024 and March 31, 2023, the Company had $8.7 billion and $7.9 billion of remaining performance obligations, respectively, and we expect to recognize approximately 70% of the remaining performance obligations as of March 31, 2024 as revenue over the next 12 months, and approximately 80% over the next 24 months. The remainder is expected to be recognized thereafter. However, given the uncertainties discussed below, as well as the risks described in “Item 1A. Risk Factors,” we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all. Our backlog includes orders under contracts that in some cases extend for several years. The U.S. Congress generally appropriates funds for our clients on a yearly basis, even though their contracts with us may call for performance that is expected to take a number of years to complete. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until the U.S. Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.
We view growth in total backlog and client staff headcount as the two key measures of our potential business growth. Growing and deploying client staff is the primary means by which we are able to achieve profitable revenue growth. To the extent that we are able to hire additional client staff and deploy them against funded backlog, we generally recognize increased revenue. Total backlog increased by 8.4% from March 31, 2023 to March 31, 2024 and increased by 6.7% from March 31, 2022 to March 31, 2023. Additions to funded backlog during fiscal 2024 and 2023 totaled $10.9 billion and $10.2 billion respectively, as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options. We report internally on our backlog on a monthly basis and review backlog upon occurrence of certain events to determine if any adjustments are necessary.
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

In addition, contract backlog includes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the funded backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a predetermined expiration date such as the end of the U.S. government's fiscal year. The revenue value of orders included in contract backlog that has not been recognized as revenue due to period of performance expirations has not exceeded approximately 4.8% of total backlog as of March 31, 2024 or for any of the three preceding fiscal quarters.
We expect to recognize revenue from a substantial portion of funded backlog as of March 31, 2024 within the next twelve months. However, given the uncertainties discussed above, as well as the risks described in “Item 1A. Risk Factors,” we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all.
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
Government Audit Impact on Operating Income
As noted in the section on regulation in Item 1, “Business,” of this Annual Report on Form 10-K, in the ordinary course of business, agencies of the U.S. government for which the Company is engaged as a prime contractor or a subcontractor, including the Defense Contract Audit Agency, audit the Company’s claimed indirect costs and conduct inquiries and investigations of our business practices with respect to government contracts. Such audits may result in, and have historically resulted in, the Company’s inability to retain certain claimed indirect costs, including executive and employee compensation, due to differing views of the allowability and reasonableness of such costs.
Due to the previously disclosed investigation of the Company by the DOJ, years subsequent to the Company’s fiscal year 2011 remain subject to audit and/or final resolution. As discussed in Note 20, “Commitments and Contingencies,” to the consolidated financial statements within this Annual Report on Form 10-K, the Company recognized a reserve for estimated adjustments to historical claimed indirect costs in respect of the years subsequent to fiscal 2011, based primarily on historical audit results for periods prior to 2011. Following the settlement and closure of the civil and criminal investigation, respectively, of the Company by the DOJ, as discussed in Note 20, “Commitments and Contingencies,” to the consolidated financial statements contained within this Annual Report on Form 10-K, audits for years subsequent to fiscal 2011 have resumed. As audits of the periods subsequent to 2011 are completed, our estimates of adjustment to claimed indirect costs for these periods could change. Any such change could materially impact our reported revenue, operating income, net income and basic and diluted earnings per common share.

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
Customer contracts are often modified to change the scope, price, specifications or other terms within the existing arrangement. Contract modifications are evaluated by management to determine whether the modification should be accounted for as part of the original performance obligation(s) or as a separate contract. If the modification adds distinct goods or services and increases the contract value proportionate to the stand-alone selling price of the additional goods or services, it will be accounted for as a separate contract. Generally, our contract modifications do not include goods or services which are distinct, and therefore are accounted for as part of the original performance obligation(s) with any impact on transaction price or estimated costs at completion being recorded through a cumulative catch-up adjustment to revenue.
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
Many of our contracts recognize revenue under a contract cost-based input method and require an Estimate-at-Completion (“EAC”) process, which management uses to review and monitor the progress towards the completion of our performance obligations. Under this process, management considers various inputs and assumptions related to the EAC, including, but not limited to, progress towards completion, labor costs and productivity, material and subcontractor costs, and identified risks. Estimating the total cost at completion of performance obligations is subjective and requires management to make assumptions about future activity and cost drivers under the contract. Changes in these estimates can occur for a variety of reasons and, if significant, may impact the profitability of our contracts. Changes in estimates related to contracts accounted for under the EAC process are recognized in the period when such changes are made on a cumulative catch-up basis. If the estimate of contract profitability indicates an anticipated loss on a contract, we recognize the total loss at the time it is identified. For fiscal 2024, 2023, and 2022, the aggregate impact of adjustments in contract estimates was not material.

Remaining performance obligations represent the transaction price of exercised contracts for which work has not yet been performed, regardless of whether funding has or has not been authorized and appropriated as of the date of exercise. Remaining performance obligations do not include negotiated but unexercised options or the unfunded value of expired contracts.
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
Goodwill and Intangible Assets Impairment
We test goodwill and the Company’s trade name for impairment at least annually as of January 1 of each year and more frequently if interim indicators of impairment exist. We perform our impairment testing of goodwill at the reporting unit level. As our business is highly integrated and all of our components have similar economic characteristics, we conclude that we have one reporting unit at the consolidated entity level, which is the same as our single operating segment. We test goodwill for impairment using the quantitative test (primarily based on market capitalization). We test the trade name for impairment using the relief from royalty method that requires management to make a significant number of judgments and estimates in the valuation. We do not consider goodwill, trade name, or any other amortizable intangible assets at risk of impairment. A 10% change in our enterprise value would not result in a goodwill or trade name impairment.
Amortizable intangible assets are tested for impairment when an event occurs or circumstances change indicating that the carrying amount of the asset may not be recoverable. A significant amount of management judgment is required to determine if an event representing an impairment indicator has occurred during the year for programs and contract assets, channel relationships, and other amortizable intangible assets, including but not limited to: a decline in forecasted cash flows; a sustained, material decline in the stock price and market capitalization; a significant adverse change in the business climate or economy; or unanticipated competition. An adverse change in any of these factors could have a significant impact on the recoverability of other intangible assets.
During the fiscal years ended March 31, 2024, 2023, and 2022, the Company did not record any impairment of goodwill or intangible assets.
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
The accompanying consolidated financial statements and notes of the Company include its subsidiaries, and the joint ventures and partnerships over which the Company has a controlling financial interest. The Company uses the equity method to account for investments in entities that it does not control if it is otherwise able to exert significant influence over the entities’ operating and financial policies.
The Company’s fiscal year ends on March 31 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31. The accompanying consolidated financial statements present the financial position of the Company as of March 31, 2024 and 2023 and the Company’s results of operations for fiscal 2024, fiscal 2023, and fiscal 2022.
Certain amounts reported in the Company's prior year consolidated financial statements have been reclassified to conform to the current year presentation.
Results of Operations
The following table presents items from our consolidated statements of operations for the respective periods shown:

	Fiscal Year Ended March 31,			Fiscal 2024 Versus Fiscal 2023	Fiscal 2023 Versus Fiscal 2022
	2024	2023	2022
	(In thousands)
Revenue	$10,661,896	$9,258,911	$8,363,700	15.2%	10.7%
Operating costs and expenses:
Cost of revenue	4,921,071	4,304,810	3,899,622	14.3%	10.4%
Billable expenses	3,281,776	2,808,857	2,474,163	16.8%	13.5%
General and administrative expenses	1,281,443	1,532,912	1,158,987	(16.4)%	32.3%
Depreciation and amortization	164,203	165,484	145,747	(0.8)%	13.5%
Total operating costs and expenses	9,648,493	8,812,063	7,678,519	9.5%	14.8%
Operating income	1,013,403	446,848	685,181	126.8%	(34.8)%
Interest expense	(172,901)	(119,850)	(92,352)	44.3%	29.8%
Other income, net	12,818	40,951	11,214	(68.7)%	NM
Income before income taxes	853,320	367,949	604,043	131.9%	(39.1)%
Income tax expense	247,614	96,734	137,466	156.0%	(29.6)%
Net income	$605,706	$271,215	$466,577	123.3%	(41.9)%
Net loss attributable to non-controlling interest	—	576	163	NM	NM
Net income attributable to common stockholders	$605,706	$271,791	$466,740	122.9%	(41.8)%
NM - Not meaningful
Fiscal 2024 Compared to Fiscal 2023
Revenue
Revenue increased 15.2% to $10,661.9 million, primarily driven by strong demand for our services and solutions and an increase in headcount to meet that demand.
Cost of Revenue
Cost of revenue increased 14.3% to $4,921.1 million, and declined as a percentage of revenue to 46.2% from 46.5%. This increase was primarily due to an increase in salaries and salary-related benefits of $593.2 million, driven by increased headcount and annual base salary increases. Incentive and stock-based compensation also increased $10.9 million over the prior year. Other business expenses and professional fees increased $5.3 million over the prior year.

Billable Expenses
Billable expenses increased 16.8% to $3,281.8 million, and increased as a percentage of revenue to 30.8% from 30.3%. This increase was primarily attributable to an increase in the use of subcontractors driven by client demand and timing of client needs as well as increases in expenses from contracts that require the Company to incur other direct expenses and travel on behalf of clients as compared to the prior year.
General and Administrative Expenses
General and administrative expenses decreased 16.4% to $1,281.4 million, and decreased as a percentage of revenue to 12.0% from 16.6%. For fiscal 2023, general and administrative expenses were impacted by a $350.0 million reserve associated with the U.S. Department of Justice’s investigation of the Company (see Note 20, “Commitments and Contingencies,” to the consolidated financial statements for further information), as compared to a $27.5 million reserve for fiscal 2024. Partially offsetting the above was an increase in salaries and salary related benefits of $39.0 million, driven by annual base salary increases, and increases in incentive and stock-based compensation of $24.5 million over the prior year.
Depreciation and Amortization
Depreciation and amortization expense decreased 0.8% to $164.2 million, primarily driven by intangible amortization related to acquisitions.
Interest Expense
Interest expense increased 44.3% to $172.9 million, primarily due to an overall increase in interest rates, as well as an increase of approximately $25.6 million related to the $650.0 million Senior Notes due 2033, issued by the Company in August of fiscal 2024.
Other Income, net
Other income, net decreased to $12.8 million from $41.0 million in the prior year period primarily due to the following:
•Pre-tax gains in fiscal 2023 associated with divestiture related activity that were not present in fiscal 2024, specifically, $31.2 million associated with the divestiture of the Company's MENA business, $4.6 million associated with the divestiture of the Company's MTS business, and $8.9 million recognized from the de-consolidation of a business;
•An increase of $16.1 million in interest income primarily due to an overall increase in interest rates as well as a greater percentage of the average cash balances invested in interest bearing accounts; and
•$5.7 million in non-recurring valuation adjustments to the Company’s cost method investments, primarily from the write-off of one of its investments.
Income Tax Expense
Income tax expense increased to $247.6 million from $96.7 million. The effective tax rate increased to 29.0% in fiscal 2024 from 26.3% in fiscal 2023. The increase in the effective tax rate was primarily a result of increases in state taxes related to an unfavorable ruling received from the District of Columbia Court of Appeals related to contested tax assessments from the District of Columbia Office of Tax and Revenue (“DC OTR”) and the reversal of prior period indirect effects of underlying prior period uncertain tax positions that were reversed in the current period, partially offset by a decrease in nondeductible expenses.
Liquidity and Capital Resources
As of March 31, 2024, our total liquidity was $1.6 billion, consisting of $554.3 million of cash and cash equivalents and $998.7 million available under the Revolving Credit Facility. In the opinion of management, we will be able to meet our liquidity and cash needs through a combination of cash flows from operating activities, available cash balances, and available borrowing under the Revolving Credit Facility. If these resources need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities.
The following table presents selected financial information for the respective periods shown:

	Fiscal Year Ended March 31,
	2024	2023	2022
	(In thousands)
Cash and cash equivalents	$554,257	$404,862	$695,910
Total debt	$3,411,816	$2,812,145	$2,800,072

Net cash provided by operating activities	$258,838	$602,822	$736,526
Net cash used in investing activities	$(90,640)	$(468,016)	$(867,725)
Net cash used in financing activities	(18,803)	(425,854)	(163,846)
Total increase (decrease) in cash and cash equivalents	$149,395	$(291,048)	$(295,045)

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
On October 14, 2022, the Company acquired EverWatch Corp. (“EverWatch”) for approximately $445.1 million, net of post-closing adjustments, and also incurred transaction costs as part of the acquisition. As a result of the transaction, EverWatch became a wholly owned subsidiary of Booz Allen Hamilton Inc. EverWatch is a leading provider of advanced solutions to the defense and intelligence communities. See Note 5, “Acquisition and Divestitures,” to our consolidated financial statements for additional information related to the acquisition of EverWatch.
During fiscal 2024, we borrowed $500.0 million on our Revolving Credit Facility for our working capital needs, which was subsequently repaid as of March 31, 2024.
On July 21, 2023, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with the United States of America, acting through the U.S. Department of Justice and on behalf of the Department of Defense and Defense Contract Management Agency (collectively the “United States”), and Relator Sarah A. Feinberg, to resolve the civil investigation related to certain elements of the Company’s cost accounting and indirect cost charging practices from April 1, 2011 through March 31, 2021. Under the terms of the Settlement Agreement, the Company agreed to pay to the United States $377.5 million, which the Company paid in the second quarter of fiscal 2024 with cash on hand and by drawing on its revolving credit facility. See Note 20, “Commitments and Contingencies,” to our consolidated financial statements for additional information related to the Settlement Agreement.
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
Operating Cash Flow
Net cash provided by operations is primarily affected by the overall profitability of our contracts, our ability to invoice and collect cash from clients in a timely manner, our ability to manage our vendor payments, and the timing of cash paid for income taxes. Continued uncertainty in global economic conditions, including any potential impact of the U.S. government’s failure to raise the debt ceiling, may also affect our business as customers and suppliers may decide to downsize, defer, or cancel contracts, which could negatively affect the operating cash flows. Net cash provided by operations was $258.8 million in fiscal 2024 compared to $602.8 million in fiscal 2023, a 57.1% decrease. Fiscal 2024 operating cash was aided by strong collection performance and overall revenue growth but was impacted by the $377.5 million outflow related to the U.S. Department of Justice matter noted above.
Beginning in fiscal 2023, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years for U.S. based research and development. This provision negatively impacted our fiscal 2023 cash from operations, but had an offsetting impact on the deferred tax asset. There was a similar impact to the Company in fiscal 2024, although the impact to cash and deferred taxes was smaller than in fiscal 2023. Prospectively, the future impact of this provision will depend on if and when this provision is deferred, modified, or repealed by Congress, including if retroactively, any guidance issued by the Treasury Department regarding the identification of appropriate costs for capitalization, and the amount of future research and development expenses paid or incurred (among other factors). While the largest impact was to fiscal 2023 cash from operations, the impact will continue over the five year amortization period, but will decrease over the period and is expected to be immaterial in year six.
Investing Cash Flow
Net cash used in investing activities was $90.6 million in fiscal 2024 compared to $468.0 million in the prior year. The decrease in net cash used over the prior year was primarily due to the Company’s acquisition of Everwatch in fiscal 2023, partially offset by the divestitures of its MENA strategy consulting and MTS businesses in fiscal 2023, as well as increases in cost method investments made by the Company in the current year.
Financing Cash Flow
Net cash used in financing activities was $18.8 million in fiscal 2024 compared to $425.9 million in the prior year. The decrease in net cash used over the prior year was primarily due to the following:
•A decrease in net proceeds associated with the Company’s debt refinancing transactions year over year:
◦Fiscal 2024 - $637.4 million was received from the issuance of the 5.95% Senior Notes due 2033
◦Fiscal 2023 - $414.8 million was received from the Company’s September 2022 debt refinancing, partially offset by a $379.3 million repayment
•An increase in share repurchases of $180.3 million,
•An increase in dividends paid of $17.7 million as compared to the prior year
Dividends and Share Repurchases
The Company paid $1.92 in dividends per share to shareholders of record in fiscal 2024. On May 24, 2024, the Company announced a regular quarterly cash dividend in the amount of $0.51 per share. The quarterly dividend is payable on June 28, 2024 to stockholders of record on June 13, 2024.
The following table summarizes the cash distributions recognized in the consolidated statement of cash flows for the respective periods shown:

	Fiscal Year Ended March 31,
	2024	2023	2022
	(In thousands)
Recurring dividends (1)	$253,413	$235,726	$209,057
(1) Amounts represent recurring dividends that were declared and paid for during each quarter of fiscal 2024, 2023, and 2022, respectively.

On December 12, 2011, the Board approved a share repurchase program, which was most recently increased by $525.0 million to $3,085.0 million on May 22, 2024. The Company may repurchase shares pursuant to the program by means of open market repurchases, directly negotiated repurchases or through agents acting pursuant to negotiated repurchase agreements. During fiscal 2024 and 2023, the Company purchased 3.2 million and 2.1 million shares of the Company’s Class A Common Stock, respectively, for an aggregate of $372.8 million and $196.2 million, respectively. As of March 31, 2024, the Company had approximately $483.2 million remaining under the repurchase program.
Any determination to pursue one or more of the above alternative uses for excess cash is subject to the discretion of our Board, and will depend upon various factors, including our results of operations, financial condition, liquidity requirements, restrictions that may be imposed by applicable law, our contracts, and our Credit Agreement, as amended, and other factors deemed relevant by our Board.
Indebtedness
Our debt totaled $3.4 billion and 2.8 billion as of March 31, 2024 and 2023, respectively. The total outstanding debt balance is recorded in the accompanying consolidated balance sheets net of unamortized discount and debt issuance costs of $26.3 million and $17.2 million, respectively, as of March 31, 2024 and 2023. Our debt bears interest at specified rates (see Note 10, “Debt,” to our consolidated financial statements).
Credit Agreement
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
Term Loan A amortizes in consecutive quarterly installments in an amount equal to (i) on the last business day of each full fiscal quarter that begins after the Ninth Amendment Effective Date but on or before the two year anniversary of the Ninth Amendment Effective Date, 0.625% of the stated principal amount of Term Loan A and (ii) on the last business day of each full fiscal quarter that begins after the two year anniversary of the Ninth Amendment Effective Date but before the five year anniversary of the Ninth Amendment Effective Date, 1.25% of the stated principal amount of Term Loan A. The remaining balance of Term Loan A will be payable upon maturity.
The rate at which the Term Loan A and the Revolving Loans bear interest will be based either on Term Secured Overnight Financing Rate (“SOFR” subject to a 0.10% adjustment and a floor of zero) for the applicable interest period or a base rate (equal to the highest of (i) the administrative agent’s prime corporate rate, (ii) the overnight federal funds rate plus 0.50% and (iii) three-month Term SOFR (subject to a 0.10% adjustment and a floor of zero) plus 1.00%), in each case plus an applicable margin, payable at the end of the applicable interest period and in any event at least quarterly. The applicable margin for the Term Loan A and the Revolving Loans ranges from 1.00% to 2.00% for Term SOFR loans and zero to 1.00% for base rate loans, in each case based on the lower of (i) the applicable rate per annum determined pursuant to a consolidated total net leverage ratio grid and (ii) the applicable rate per annum determined pursuant to a ratings grid. Unused New Revolving Commitments are subject to a quarterly fee ranging from 0.10% to 0.35% based on the lower of (i) the applicable fee rate per annum determined pursuant to a consolidated total net leverage ratio grid and (ii) the applicable fee rate per annum determined pursuant to a ratings grid.Booz Allen Hamilton also has agreed to pay customary letter of credit and agency fees.
As of March 31, 2024 and 2023, Booz Allen Hamilton was contingently liable under open standby letters of credit and bank guarantees issued by its banks in favor of third parties that totaled $4.4 million and $6.1 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. As of both March 31, 2024 and 2023, approximately $1.3 million of these instruments reduced our available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $7.5 million facility of which $4.4 million and $2.7 million were available to the Company at March 31, 2024 and March 31, 2023, respectively.

The Company occasionally borrows under the Revolving Credit Facility for our working capital needs. During fiscal 2024, we borrowed $500.0 million on our Revolving Credit Facility for our working capital needs, which was subsequently repaid as of March 31, 2024. As of March 31, 2024 and 2023, respectively, there was no outstanding balance on the Revolving Credit Facility and we had $998.7 million of capacity available for borrowings under the Revolving Credit Facility.
Borrowings under the Term Loan A, and if used, the Revolving Credit Facility, incur interest at a variable rate. As of March 31, 2024, Booz Allen Hamilton had interest rate swaps with an aggregate notional amount of $550.0 million. These instruments hedge the variability of cash outflows for interest payments on the Term Loan A and the Revolving Credit Facility. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense (see Note 11, “Derivatives,” to the consolidated financial statements).
The following table summarizes interest payments made on the Company’s term loans:

	Three Months Ended March 31,		Fiscal Year Ended March 31,
	2024	2023	2024	2023
Term Loan A	$27,027	$24,233	$107,286	$63,244
Term Loan B	—	—	—	5,209
Total	$27,027	$24,233	$107,286	$68,453
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. In connection with Booz Allen Hamilton obtaining investment grade ratings from both Moody's and S&P, certain activities previously restricted by certain negative covenants are permitted subject to pro forma compliance with the financial covenants and no events of default having occurred or are continuing. The remaining negative covenants include limitations on activity related to the following, in each case subject to certain exceptions: (i) indebtedness and liens; (ii) mergers, consolidations or amalgamations, liquidations, wind-ups or dissolutions, (iii) restricted payments; (iv) line of business; and (v) speculative hedging. The events of default include the following, in each case subject to certain exceptions: (a) failure to make required payments under the Senior Credit Facility; (b) material breaches of representations or warranties under the Senior Credit Facility; (c) failure to observe covenants or agreements under the Senior Credit Facility; (d) failure to pay or default under certain other material indebtedness; (e) bankruptcy or insolvency; (f) certain Employee Retirement Income Security Act, or ERISA, events; (g) certain material judgments; (h) actual or asserted invalidity of the Guarantee and Collateral Agreements or the other security documents or failure of the guarantees or perfected liens thereunder; and (i) a change of control. In addition, we are required to meet certain financial covenants at each quarter end, namely Consolidated Net Total Leverage and Consolidated Net Interest Coverage Ratios. As of March 31, 2024 and 2023, Booz Allen Hamilton was in compliance with all financial covenants associated with its debt and debt-like instruments.
Senior Notes
On August 4, 2023, Booz Allen Hamilton issued $650.0 million aggregate principal amount of its 5.950% Senior Notes due August 4, 2033 (the “Senior Notes due 2033”) under an Indenture and First Supplemental Indenture, both dated as of August 4, 2023 (the “Indenture”), among Booz Allen Hamilton, Booz Allen Hamilton Holding Corporation, as parent guarantor, and U.S. Bank Trust Company, National Association, as trustee. The Senior Notes due 2033 are unsecured senior indebtedness of Booz Allen Hamilton and are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Booz Allen Hamilton Holding Corporation, and rank equally and ratably in right of payment with all of Booz Allen Hamilton’s and Booz Allen Hamilton Holding Corporation’s other unsecured and unsubordinated indebtedness outstanding from time to time, pursuant to the Indenture.
On June 17, 2021, Booz Allen Hamilton issued $500.0 million aggregate principal amount of its 4.000% Senior Notes due July 1, 2029 (the “Senior Notes due 2029”) under an Indenture and First Supplement Indenture, both dated as of June 17, 2021, among Booz Allen Hamilton, certain subsidiaries of Booz Allen Hamilton, as guarantors (the “2029 Subsidiary Guarantors”), and Wilmington Trust, National Association, as trustee. The Senior Notes due 2029 are Booz Allen Hamilton’s senior unsecured obligations and rank equally in right of payment with all of Booz Allen Hamilton’s and the 2029 Subsidiary Guarantors’ existing and future senior indebtedness and rank senior in right of payment to any of Booz Allen Hamilton’s future subordinated indebtedness. The net proceeds from the sale of the Senior Notes due 2029 were used to fund the acquisition of Liberty and to pay related fees and expenses.

On August 24, 2020, Booz Allen Hamilton issued $700.0 million aggregate principal amount of its 3.875% Senior Notes due September 1, 2028 (the “Senior Notes due 2028”, and, together with the Senior Notes due 2029 and the Senior Notes due 2033, the “Senior Notes”) under an Indenture and First Supplemental Indenture, both dated as of August 24, 2020, among Booz Allen Hamilton, certain subsidiaries of Booz Allen Hamilton, as guarantors (the “2028 Subsidiary Guarantors”), and Wilmington Trust, National Association, as trustee. The Senior Notes due 2028 are Booz Allen Hamilton’s senior unsecured obligations and rank equally in right of payment with all of Booz Allen Hamilton’s and the 2028 Subsidiary Guarantors’ existing and future senior indebtedness and rank senior in right of payment to any of Booz Allen Hamilton’s future subordinated indebtedness.
All the Senior Notes’ Indentures contain certain covenants, events of default, and other customary provisions. In connection with the Senior Notes obtaining investment grade ratings from Moody’s and S&P, in January 2023, certain negative covenants in the indentures governing the Senior Notes 2028 and Senior Notes 2029 were suspended, and the related guarantees were released.
Summarized Financial Information
The Senior Notes due 2033 were issued by Booz Allen Hamilton pursuant to the Indenture, among Booz Allen Hamilton, Booz Allen Holding and U.S. Bank Trust Company, National Association, as trustee, as supplemented by the Supplemental Indenture and are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Booz Allen Holding pursuant to the Indenture.
The tables below present the summarized financial information as combined for Booz Allen Hamilton and Booz Allen Holding as of March 31, 2024, after the elimination of intercompany transactions and balances between Booz Allen Hamilton and Booz Allen Holding and excluding the subsidiaries of both entities that are not issuers or guarantors of the Senior Notes due 2033, including earnings from and investments in these entities. The summarized financial information is provided in accordance with the reporting requirements of Rule 13-01 under Regulation S-X and is not intended to present our financial position or results of operations in accordance with GAAP.
Summarized Statements of Financial Condition

(in thousands)	March 31, 2024
Intercompany receivables from non-guarantor subsidiaries	$62,012
Total other current assets	$2,618,239
Goodwill and intangible assets, net of accumulated amortization	$1,499,616
Total other non-current assets	$853,623
Intercompany payables to non-guarantor subsidiaries	$13,408
Total other current liabilities	$1,641,369
Long-term debt, net of current portion	$3,349,941
Total other non-current liabilities	$457,290
Summarized Statement of Operations

(in thousands)	Fiscal Year Ended March 31, 2024
Revenue	$9,882,750
Revenue from non-guarantor subsidiaries	$540,089
Operating income	$504,679
Operating income from non-guarantor subsidiaries	$512,925
Net income	$606,711
Net income attributable to the Obligor Group	$606,711
Capital Structure and Resources
Our stockholders’ equity amounted to $1,046.6 million as of March 31, 2024, an increase of $54.6 million compared to stockholders’ equity of $992.0 million as of March 31, 2023. The increase was primarily due to $417.6 million in treasury stock resulting from the repurchase of shares of our Class A Common Stock and $253.1 million in aggregate quarterly dividend payments, partially offset by net income of $605.7 million and stock-based compensation expense of $95.0 million.

Capital Expenditures
Since we do not own any of our facilities, our capital expenditure requirements primarily relate to the purchase of computers, management systems, furniture, and leasehold improvements to support our operations. Direct facility and equipment costs billed to clients are not treated as capital expenses. Our capital expenditures for fiscal 2024 and 2023 were $82.8 million and $76.1 million, respectively, of which $16.1 million were unpaid at fiscal 2024 year end.
Commitments and Contingencies
We are subject to a number of reviews, investigations, claims, lawsuits, and other uncertainties related to our business. For a discussion of these items, refer to Note 20, “Commitments and Contingencies,” to our consolidated financial statements.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Market risk is the potential loss arising from adverse changes in market rates and market prices such as those related to interest rates. Due to the wide-ranging adverse impacts on global financial markets, we may be exposed to greater interest rate volatility and market risk in the near future. We actively monitor these exposures and manage such risks through our regular financing activities and through the use of derivative financial instruments.
Our exposure to market risk for changes in interest rates relates primarily to our outstanding debt, cash equivalents, which consist primarily of funds invested in U.S. government money-market funds, our cash flow hedges and our Rabbi trust.
Our exposure to market risk for changes in interest rates related to our outstanding debt will impact our Senior Credit Facility. The interest expense associated with our term loans and any loans under our Revolving Credit Facility will vary with market rates. A hypothetical interest rate increase of 25 basis points would have increased interest expense related to the term facilities under our Senior Credit Facility by approximately $2.6 million in fiscal 2024 and $2.7 million in fiscal 2023, and likewise decreased our income and cash flows.
As of March 31, 2024 and 2023, we had $554.3 million and $404.9 million, respectively, in cash and cash equivalents. As of March 31, 2024 and 2023 the interest income as a percentage of average monthly balance sheet cash was approximately 6% and 2%, respectively. A hypothetical decrease in market interest rates of 25 basis points would have decreased interest income on our cash and cash equivalents of approximately $1.1 million in fiscal 2024 and $1.2 million in fiscal 2023, and likewise decreased our income and cash flows.
Pursuant to our interest rate risk management strategies, we use interest rate cash flow hedges to add stability to our incurrence of interest rate expense and to manage our exposure to related interest rate movement. During the first quarter of fiscal 2024, we modified our existing interest rate swap agreements to transition from LIBOR indexed to Term SOFR-indexed periodic swap payments to align with interest payments in connection with our Term SOFR indexed debt. As of March 31, 2024, we had effective interest rate swaps with an aggregate notional amount of $550.0 million. These derivative instruments hedge the variability of cash outflows for interest payments on our variable rate debt and are recorded at fair value on our consolidated balance sheet. See Note 11, “Derivatives,” to our consolidated financial statements for further discussion. As of March 31, 2024, a 25 basis point increase in interest rates would increase the fair value of our interest rate swaps by approximately $1.4 million and a 25 basis point decrease in interest rates would decrease the fair value of our interest rate swaps by approximately $1.4 million.
We maintain a Rabbi trust to provide for the payment of benefits under our non-qualified deferred compensation plan. As of March 31, 2024, fund assets totaled $29.0 million which include mutual fund investments that are subject to fluctuations in market prices and interest rates. Cash distributions made to plan participants are recognized as operating cash flows in the consolidated statement of cash flows and have the effect of lowering both fund assets and the corresponding fund liabilities on a one-for-one basis. Changes in fair value on fund liabilities offset the changes in fair value of fund assets, and changes in fair value on both fund assets and fund liabilities are recognized in earnings on our consolidated statements of operations. See Note 18, “Fair Value Measurements,” to our consolidated financial statements for further discussion.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Booz Allen Hamilton Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Booz Allen Hamilton Holding Corporation (the Company) as of March 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 24, 2024 expressed an unqualified opinion thereon.

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

Revenue recognition based on certain contracts using a cost input measure of progress

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

To test the accuracy of the Company’s estimated costs at completion, our audit procedures included, among others, comparing estimates of labor costs, subcontractor costs, and materials to prior estimates, comparing margin to historical results of similar performance obligations, and agreeing the key terms to contract documentation and management’s estimates. Our audit procedures also included, among others, validating the nature, timing and extent of the amounts of revenue and costs recorded to date, including any changes in transaction price or estimated costs at completion from the prior period, where applicable. For example, to test a change in estimated costs at completion, we inspected underlying evidence for the reason for the change in estimate and the timing of such change. We also evaluated whether a lack of change in estimate was appropriate by obtaining an understanding of the stage of completion through discussion with program teams and comparing actual results to prior management estimates.

Government Contracting Matters - Provision for Claimed Indirect Costs

Description of the Matter
As discussed in Note 20 to the consolidated financial statements, in the ordinary course of business, agencies of the U.S. government, including the Defense Contract Audit Agency (DCAA), routinely audit the Company’s indirect costs and business practices for compliance with the Cost Accounting Standards and the Federal Acquisition Regulation. Such audits may result in, and have historically resulted in, the Company’s inability to retain certain claimed indirect costs, including executive and employee compensation, due to differing views of the allowability and reasonableness of such costs. As of March 31, 2024, years subsequent to the Company’s fiscal year 2011 remained subject to audit (with the exception of 2022), and final resolution. The Company recognized a liability of $363.7 million for estimated adjustments to claimed indirect costs based on its historical DCAA audit results, including the final resolution of such audits with the Defense Contract Management Agency (DCMA) (the provision for claimed indirect costs).
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

To test the provision for claimed indirect costs, we performed audit procedures that included, among others, testing the clerical accuracy of the estimates and the completeness and accuracy of the data utilized in determining the provision, and performing analytical procedures over incremental reserves recorded for the current year. We inspected communications with the DCAA or DCMA including current and prior audit reports and final resolutions. We also engaged our government contracting specialists to assist in identifying trends and recent experience in DCAA audits to evaluate the data the Company used to estimate the provision for claimed indirect costs.

Certain unrecognized tax benefits that, if recognized, would affect the effective income tax rate

Description of the Matter
As discussed in Notes 2 and 13 to the consolidated financial statements, the Company is subject to federal, state and foreign taxation in various jurisdictions. The Company reserves for uncertain tax positions related to unrecognized income tax benefits where it is not more likely than not that the Company’s tax position will be sustained. As of March 31, 2024, the Company has recorded $104.2 million of reserves for uncertain tax positions that, if recognized, would affect the effective income tax rate. These reserves involve considerable judgment and estimation and are evaluated by management based on available information.

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

To test the unrecognized tax benefits, we performed audit procedures that included, among others, understanding the application of the tax law and rationale used by management and evaluating whether the uncertain tax position met the “more likely than not” recognition threshold. For example, we verified our understanding of the relevant facts by reading the Company's analysis of the application of the tax law. We involved our tax subject matter resources in the assessment of the technical merits of the Company’s tax positions, considering the applicable tax laws, and the methodology applied. We assessed the mathematical accuracy of management’s calculations, reviewed contracts and other source documents, and performed sensitivity analyses related to management’s estimate, as appropriate.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2006
Tysons, Virginia
May 24, 2024

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2024	March 31, 2023
	(Amounts in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$554,257	$404,862
Accounts receivable, net	2,047,342	1,774,830
Prepaid expenses and other current assets	137,310	108,366
Total current assets	2,738,909	2,288,058
Property and equipment, net of accumulated depreciation	188,279	195,186
Operating lease right-of-use assets	174,345	187,798
Intangible assets, net of accumulated amortization	601,043	685,615
Goodwill	2,343,789	2,338,399
Deferred tax assets	227,171	573,780
Other long-term assets	290,152	281,816
Total assets	$6,563,688	$6,550,652
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$61,875	$41,250
Accounts payable and other accrued expenses	1,050,670	1,316,640
Accrued compensation and benefits	506,130	445,205
Operating lease liabilities	43,187	51,238
Other current liabilities	30,328	42,721
Total current liabilities	1,692,190	1,897,054
Long-term debt, net of current portion	3,349,941	2,770,895
Operating lease liabilities, net of current portion	182,134	198,144
Income tax reserves	120,237	552,623
Other long-term liabilities	172,624	139,934
Total liabilities	5,517,126	5,558,650
Commitments and contingencies (Note 20)
Stockholders’ equity:
Common stock, Class A - $0.01 par value - 600,000,000 shares authorized; 167,402,268 shares and 165,872,332 shares issued at March 31, 2024 and March 31, 2023, respectively; 129,643,123 shares and 131,637,588 shares outstanding at March 31, 2024 and March 31, 2023, respectively	1,674	1,659
Treasury stock, at cost - 37,759,145 and 34,234,744 shares at March 31, 2024 and March 31, 2023, respectively	(2,277,546)	(1,859,905)
Additional paid-in capital	908,837	769,460
Retained earnings	2,404,065	2,051,455
Accumulated other comprehensive income	9,532	29,333
Total stockholders’ equity	1,046,562	992,002
Total liabilities and stockholders’ equity	$6,563,688	$6,550,652

The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
	2024	2023	2022
	(Amounts in thousands, except per share data)
Revenue	$10,661,896	$9,258,911	$8,363,700
Operating costs and expenses:
Cost of revenue	4,921,071	4,304,810	3,899,622
Billable expenses	3,281,776	2,808,857	2,474,163
General and administrative expenses	1,281,443	1,532,912	1,158,987
Depreciation and amortization	164,203	165,484	145,747
Total operating costs and expenses	9,648,493	8,812,063	7,678,519
Operating income	1,013,403	446,848	685,181
Interest expense	(172,901)	(119,850)	(92,352)
Other income, net	12,818	40,951	11,214
Income before income taxes	853,320	367,949	604,043
Income tax expense	247,614	96,734	137,466
Net income	605,706	271,215	466,577
Net loss attributable to non-controlling interest	—	576	163
Net income attributable to common stockholders	$605,706	$271,791	$466,740
Earnings per share of common stock (Note 4):
Basic	$4.61	$2.04	$3.46
Diluted	$4.59	$2.03	$3.44

The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended March 31,
	2024	2023	2022
	(Amounts in thousands)
Net income	$605,706	$271,215	$466,577
Other comprehensive income, net of tax:
Change in unrealized (loss) gain on derivatives designated as cash flow hedges	(2,327)	10,109	27,983
Change in postretirement plan costs	(17,474)	10,639	10,373
Total other comprehensive (loss) income, net of tax	(19,801)	20,748	38,356
Comprehensive income	585,905	291,963	504,933
Comprehensive loss attributable to non-controlling interest	—	576	163
Comprehensive income attributable to common stockholders	$585,905	$292,539	$505,096

The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
	2024	2023	2022
	(Amounts in thousands)
Cash flows from operating activities
Net income	$605,706	$271,215	$466,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	164,203	165,484	145,747
Noncash lease expense	53,604	55,950	55,881
Stock-based compensation expense	94,982	80,272	69,784
Deferred income taxes	(101,006)	(353,902)	(130,197)
Amortization of debt issuance costs	4,920	4,350	4,619
Loss on debt extinguishment	965	10,251	2,515
Net loss (gains) on dispositions, impairments and other	8,461	(45,754)	(3,388)
Net loss (gains) associated with equity method investment activities	421	2,116	(12,759)
Changes in assets and liabilities:
Accounts receivable, net	(269,639)	(130,187)	(154,652)
Income taxes receivable / payable	(11,370)	3,708	132,029
Prepaid expenses and other current and long-term assets	(10,367)	181,907	(19,489)
Accrued compensation and benefits	47,741	1,332	12,620
Accounts payable and other accrued expenses	(282,072)	409,516	194,827
Other current and long-term liabilities	(47,711)	(53,436)	(27,588)
Net cash provided by operating activities	258,838	602,822	736,526
Cash flows from investing activities
Purchases of property, equipment, and software	(66,699)	(76,130)	(79,964)
Payments for business acquisitions, net of cash acquired	(406)	(440,295)	(780,334)
Payments for cost method investments	(23,535)	(5,000)	(7,000)
Proceeds from sale of businesses	—	53,409	—
Other investing activities	—	—	(427)
Net cash used in investing activities	(90,640)	(468,016)	(867,725)
Cash flows from financing activities
Proceeds from issuance of common stock	28,665	24,663	23,371
Stock option exercises	15,745	11,384	5,929
Repurchases of common stock	(404,141)	(223,858)	(418,859)
Cash dividends paid	(253,413)	(235,726)	(209,057)
Proceeds from revolving credit facility	500,000	—	60,000
Repayments on revolving credit facility, term loans, and Senior Notes	(541,250)	(417,068)	(112,257)
Net proceeds from debt issuance	635,591	414,751	487,027
Net cash used in financing activities	(18,803)	(425,854)	(163,846)
Net increase (decrease) in cash and cash equivalents	149,395	(291,048)	(295,045)
Cash and cash equivalents––beginning of year	404,862	695,910	990,955
Cash and cash equivalents––end of year	$554,257	$404,862	$695,910
Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$155,848	$115,578	$64,699
Income taxes	$335,911	$256,394	$127,069
Supplemental disclosures of non-cash investing and financing activities
Share repurchases transacted but not settled and paid	$29,445	$16,432	$15,839
Unpaid property, equipment and software purchases	$16,117	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2021	162,950,606	$1,629	(26,704,577)	$(1,216,163)	$557,957	$1,757,524	$(29,771)	$—	$1,071,176
Issuance of common stock	1,224,207	15	—	—	22,155	—	—	—	22,170
Stock options exercised	197,732	2	—	—	5,927	—	—	—	5,929
Repurchase of common stock	—	—	(5,083,620)	(419,291)		—	—	—	(419,291)
Recognition of liability related to future restricted stock units vesting	—	—	—	—	1,213	—	—	—	1,213
Net income	—	—	—	—	—	466,740		(163)	466,577
Other comprehensive income, net of tax	—	—	—	—	—	—	38,356	—	38,356
Dividends paid of $1.54 per share of common stock	—	—	—	—	—	(209,193)	—	—	(209,193)
Stock-based compensation expense	—	—	—	—	69,784	—	—	—	69,784
Contribution to non-controlling interest	—	—	—	—	(814)	—	—	814	—
Balance at March 31, 2022	164,372,545	$1,646	(31,788,197)	$(1,635,454)	$656,222	$2,015,071	$8,585	$651	$1,046,721
Issuance of common stock	1,170,726	10	—	—	24,653	—	—	—	24,663
Stock options exercised	329,061	3	—	—	11,381	—	—	—	11,384
Repurchase of common stock	—	—	(2,446,547)	(224,451)	—	—	—	—	(224,451)
Net income	—	—	—	—	—	271,791	—	(576)	271,215
Other comprehensive income, net of tax	—	—	—	—	—	—	20,748	—	20,748
Dividends paid of $1.76 per share of common stock	—	—	—	—	—	(235,407)	—	—	(235,407)
Stock-based compensation expense	—	—	—	—	80,272	—	—	—	80,272
Contribution to non-controlling interest	—	—	—	—	(3,068)	—	—	3,068	—
De-Consolidation of non-controlling interest	—	—	—	—	—	—	—	(3,143)	(3,143)
Balance at March 31, 2023	165,872,332	$1,659	(34,234,744)	$(1,859,905)	$769,460	$2,051,455	$29,333	$—	$992,002
Issuance of common stock	1,194,324	12	—	—	28,653	—	—	—	28,665
Stock options exercised	335,612	3	—	—	15,742	—	—	—	15,745
Repurchase of common stock	—	—	(3,524,401)	(417,641)	—	—	—	—	(417,641)
Net income	—	—	—	—	—	605,706	—	—	605,706
Other comprehensive income, net of tax	—	—	—	—	—	—	(19,801)	—	(19,801)
Dividends paid of $1.92 per share of common stock		—	—	—	—	(253,096)	—	—	(253,096)
Stock-based compensation expense	—	—	—	—	94,982	—	—	—	94,982
Balance at March 31, 2024	167,402,268	$1,674	(37,759,145)	$(2,277,546)	$908,837	$2,404,065	$9,532	$—	$1,046,562

The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

1. Business Overview
Our Business
Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or the Company, we, us, and our, was incorporated in Delaware in May 2008. The Company provides management and technology consulting, analytics, engineering, digital solutions, mission operations, and cyber services to U.S. and international governments, major corporations, and not-for-profit organizations. The Company reports operating results and financial data in one reportable segment. The Company is headquartered in McLean, Virginia, with approximately 34,200 employees as of March 31, 2024.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries that are majority-owned or otherwise controlled by the Company and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). All intercompany balances and transactions have been eliminated in consolidation.
The consolidated financial statements and notes of the Company include its subsidiaries and other entities over which the Company has a controlling financial interest or where the Company is a primary beneficiary. The Company uses the equity method to account for investments in entities that it does not control if it is otherwise able to exert significant influence over the entities' operating and financial policies. Equity investments in entities over which the Company does not have the ability to exercise significant influence and whose securities do not have a readily determinable fair value are carried at cost (measurement alternative).
The Company’s fiscal year ends on March 31 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31. The accompanying consolidated financial statements present the financial position of the Company as of March 31, 2024 and 2023 and the Company’s results of operations for fiscal 2024, 2023, and 2022.
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

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Contracts with the U.S. government are generally subject to the Federal Acquisition Regulation (the “FAR”) and are priced based on estimated or actual costs of providing the goods or services. The Company derives a majority of its revenue from contracts awarded through a competitive bidding process. Pricing for non-U.S. government agencies and commercial customers is based on discrete negotiations with each customer. Certain of the Company’s contracts contain award fees, incentive fees or other provisions that may increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or cost targets and may be based upon customer discretion. Management estimates variable consideration as the most likely amount that we expect to achieve based on our assessment of the variable fee provisions within the contract, prior experience with similar contracts or clients, and management’s evaluation of the performance on such contracts. The Company may perform work under a contract that has not been fully funded if the work has been authorized by management and the customer to proceed. The Company evaluates unfunded amounts as variable consideration in estimating the transaction price. We include the estimated variable consideration in our transaction price to the extent that it is probable that a significant reversal of revenue will not occur upon the ultimate settlement of the variable fee provision. Our U.S. government contracts generally contain FAR provisions that enable the customer to terminate a contract for default or for the convenience of the U.S. government.
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

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Many of our contracts recognize revenue under a contract cost-based input method and require an Estimate-at-Completion (“EAC”) process, which management uses to review and monitor the progress towards the completion of our performance obligations. Under this process, management considers various inputs and assumptions related to the EAC, including, but not limited to, progress towards completion, labor costs and productivity, material and subcontractor costs, and identified risks. Estimating the total cost at completion of performance obligations is subjective and requires management to make assumptions about future activity and cost drivers under the contract. Changes in these estimates can occur for a variety of reasons and, if significant, may impact the profitability of the Company’s contracts. Changes in estimates related to contracts accounted for under the EAC process are recognized in the period when such changes are made on a cumulative catch-up basis. If the estimate of contract profitability indicates an anticipated loss on a contract, the Company recognizes the total loss at the time it is identified. For fiscal 2024, 2023 and 2022, the aggregate impact of adjustments in contract estimates was not material.
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
Property and Equipment
Property and equipment are recorded at cost, and the balances are presented net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Furniture and equipment is depreciated over five to ten years, and computer equipment is depreciated over four years. Leasehold improvements are amortized over the shorter of the useful life of the asset or lease term. Maintenance and repairs are charged to expense as incurred.
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

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Intangible Assets
Intangible assets primarily consist of programs and contracts assets, channel relationships, the Company's trade name, customer relationships, software and other amortizable intangible assets. The Company capitalizes the following costs associated with developing internal-use computer software pertaining to upgrades in our business and financial systems: (i) external direct costs of materials and services consumed in developing or obtaining internal-use computer software and (ii) certain payroll and payroll-related costs for Company employees who are directly associated with the development of internal-use software, to the extent of the time spent directly on the project. Programs and contract assets, channel relationships, and other amortizable intangible assets are generally amortized on an accelerated basis over the expected life based on projected future cash flows of approximately two to fourteen years. Software purchased or developed for internal use is amortized over one to ten years. The Company's trade name intangible asset is not amortized, but is tested for impairment on at least an annual basis as of January 1 and more frequently if interim indicators of impairment exist. The trade name is considered to be impaired if the carrying value exceeds its estimated fair value. The Company uses the relief from royalty method to estimate the fair value. The fair value of the asset is the present value of the license fees avoided by owning the asset, or the royalty savings. During the fiscal years ended March 31, 2024, 2023, and 2022, the Company did not record any impairment of intangible assets.
Goodwill
The Company assesses goodwill for impairment on at least an annual basis on January 1 unless interim indicators of impairment exist. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. The Company operates as a single operating segment and as a single reporting unit for the purpose of evaluating goodwill. As of January 1, 2024, the Company performed its annual impairment test of goodwill by comparing the fair value of the Company (based on market capitalization) to the carrying value of the Company's net equity, and concluded that the fair value of the reporting unit was significantly greater than the carrying amount. During the fiscal years ended March 31, 2024, 2023, and 2022, the Company did not record any impairment of goodwill.
Long-Lived Assets
The Company reviews its long-lived assets, including property and equipment, amortizable intangible assets, and right-of-use (“ROU”) assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for any excess of the carrying amount over the fair value of the asset. During the fiscal years ended March 31, 2024, 2023, and 2022, the Company did not record any material impairment charges.
Leases
At contract inception, the Company determines whether the contract is, or contains, a lease, which exists when the contract conveys the right to control the use of identified property or equipment for a period of time in exchange for consideration. Operating lease balances are included in operating lease ROU assets, operating lease liabilities, and operating lease liabilities, net of current portion in our consolidated balance sheet. Cash payments arising from operating leases are classified within operating activities in the consolidated statement of cash flows. As of March 31, 2024, the Company had no finance leases.
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

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
As permitted under Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“Topic 842”), the Company elected the short-term lease policy election not to recognize ROU assets and lease liabilities for leases with an initial term of 12 months or less; lease expense from these leases is recognized on a straight-line basis over the lease term. As further permitted under Topic 842, for all material classes of leased assets, the Company elected to apply the practical expedient to not separate lease components from non-lease components, and instead account for both components as a single lease component. As of March 31, 2024, the Company did not have any lease agreements with residual value guarantees or material restrictions or covenants.
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
Comprehensive Income
Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is presented in the consolidated statements of comprehensive income. Accumulated other comprehensive income as of March 31, 2024 and 2023 consisted of net unrealized gains or losses on the Company’s defined and postretirement benefit plans and unrealized gains or losses on interest rate swaps designated as cash flow hedges.
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
Investments in Variable Interest Entities and Other Investments
The Company invests in certain companies that advance or develop new technologies applicable to its business. Each investment is evaluated for consolidation under the variable interest entities model and/or the voting interest model. The results of these investments are not material to the consolidated financial statements for the periods presented. The Company uses the equity method to account for investments in entities that it does not control if it is otherwise able to exert significant influence over the entities' operating and financial policies. Equity investments in entities over which the Company does not have the ability to exercise significant influence and whose securities do not have a readily determinable fair value are Level 3 inputs and are accounted for under the measurement alternative. As of March 31, 2024 and March 31, 2023, respectively, the total of equity and other investments related to unconsolidated entities included in other long term assets of the Company’s consolidated balance sheet were $42.0 million and $23.1 million.
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

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“Topic 848”). The guidance is intended to provide relief for entities impacted by reference rate reform. Topic 848 contains provisions and optional accounting expedients designed to simplify requirements around the designation of hedging relationships, probability assessments of hedged forecasted transactions, and accounting for modifications of contracts that refer to the London Interbank Offered Rate (“LIBOR”) or other rates affected by reference rate reform. The guidance is elective and is effective on the date of issuance. Topic 848 is applied prospectively to contract modifications and as of the effective date for existing and new eligible hedging relationships. During the first quarter of fiscal 2024, the Company modified its interest rate swap agreements to transition from LIBOR-indexed to Term Secured Overnight Financing Rate (“SOFR”) indexed periodic swap payments to align with interest payments in connection with its Term SOFR-indexed debt. As such, the Company elected the optional expedients under Topic 848 which allows the cash flow hedge to continue being recognized under hedge accounting without de-designation upon a change in critical terms affected by the reference rate reform. The adoption of this guidance did not have a material impact on the consolidated financial statements and disclosures. The Company has elected to apply the hedge accounting practical expedient related to the probability of hedged future LIBOR-indexed cash flows and continued its quantitative method of assessing subsequent hedge effectiveness in the fourth quarter of fiscal 2020. Further, during the second quarter of fiscal year 2023, the Company transitioned its term loans from LIBOR-indexed interest payments to Term SOFR-indexed interest payments in connection with the Ninth Amendment of the Credit Agreement. For its interest rate swaps designated as cash flow hedges, the Company elected to apply certain of the accounting expedients to assume that the reference rates, which hedged forecasted transactions will be based on, match the LIBOR-indexed rates used in the Company's interest rate swaps consistent with past presentation. The Company continues to evaluate the impact of Topic 848 and may apply other elections, as applicable. The adoption of this guidance did not have a material impact on the consolidated financial statements and disclosures.
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
Other recent accounting pronouncements issued during fiscal 2024 and through the filing date are not expected to have a material impact on the Company's present or historical consolidated financial statements.
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

Revenue by Contract Type:	Fiscal Year Ended March 31,
	2024		2023		2022
Cost-reimbursable	$5,873,045	55%	$4,908,451	53%	$4,514,262	54%
Time-and-materials	2,530,366	24%	2,296,965	25%	2,017,094	24%
Fixed-price	2,258,485	21%	2,053,495	22%	1,832,344	22%
Total Revenue	$10,661,896	100%	$9,258,911	100%	$8,363,700	100%

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

Revenue by Customer Type:	Fiscal Year Ended March 31,
	2024		2023		2022
U.S. government(1):
Defense Clients	$5,055,779	47%	$4,228,110	45%	$3,965,590	47%
Intelligence Clients	1,774,405	17%	1,686,622	18%	1,573,216	19%
Civil Clients	3,658,465	34%	3,112,537	34%	2,608,618	31%
Total U.S. government	10,488,649	98%	9,027,269	97%	8,147,424	97%
Global Commercial Clients	173,247	2%	231,642	3%	216,276	3%
Total Revenue	$10,661,896	100%	$9,258,911	100%	$8,363,700	100%
(1) Certain contracts were reassigned between the various verticals of our U.S. government business shown in the table above to better align our operations to the customers we serve within each market. Comparative periods revenue by customer type has been recast to reflect the changes.

Revenue by Whether the Company Acts as a Prime Contractor or a Sub-Contractor:	Fiscal Year Ended March 31,
	2024		2023		2022
Prime Contractor	$10,143,192	95%	$8,755,628	95%	$7,864,273	94%
Sub-contractor	518,704	5%	503,283	5%	499,427	6%
Total Revenue	$10,661,896	100%	$9,258,911	100%	$8,363,700	100%
Performance Obligations
As of March 31, 2024 and 2023, the Company had $8.7 billion and $7.9 billion of remaining performance obligations, respectively. We expect to recognize approximately 70% of the remaining performance obligations as of March 31, 2024 as revenue over the next 12 months, and approximately 80% over the next 24 months. The remainder is expected to be recognized thereafter.
Contract Balances
The following table summarizes the contract assets and liabilities, and accounts receivable, net of allowance recognized on the Company’s consolidated balance sheets:

	March 31,
	2024	2023
Current assets:
Accounts receivable–billed	$700,066	$551,666
Accounts receivable–unbilled (contract assets)	1,347,577	1,223,482
Allowance for credit losses	(301)	(318)
Accounts receivable, net	2,047,342	1,774,830
Other long-term assets:
Accounts receivable–unbilled (contract assets)	57,355	59,455
Total accounts receivable, net	$2,104,697	$1,834,285
Other current liabilities
Advance payments, billings in excess of costs incurred and deferred revenue (contract liabilities)	$15,527	$18,995
For fiscal 2024, 2023 and 2022, we recognized revenue of $17.2 million, $24.4 million and $14.9 million, respectively, related to our contract liabilities on April 1, 2023, 2022 and 2021, respectively.
Benefit for credit losses recognized were $(0.3) million, $(2.0) million, and $(1.5) million for fiscal 2024, 2023, and 2022, respectively.
4. Earnings Per Share
The Company computes basic and diluted earnings per share amounts based on net income attributable to common stockholders for the periods presented. The Company uses the weighted average number of shares of common stock outstanding during the period to calculate basic earnings per share (“EPS”). Diluted EPS adjusts the weighted average number of shares outstanding to include the dilutive effect of outstanding common stock options and other stock-based awards.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
The Company currently has outstanding shares of Class A Common Stock. Holders of unvested Class A Restricted Common Stock are entitled to participate in non-forfeitable dividends or other distributions (“participating securities”). These unvested restricted shares participated in the Company's dividends declared and paid in each quarter of fiscal 2024, 2023, and 2022. As such, EPS is calculated using the two-class method whereby earnings are reduced by distributed earnings as well as any available undistributed earnings allocable to holders of these unvested restricted shares. A reconciliation of the income used to compute basic and diluted EPS for the periods presented are as follows:

	Fiscal Year Ended March 31,
	2024	2023	2022
Numerator: (1)
Earnings for basic computations	$600,740	$269,656	$463,626
Earnings for diluted computations	$600,750	$269,657	$463,635
Denominator:
Weighted-average common stock shares outstanding, basic	130,366,501	132,161,646	134,134,034
Dilutive stock options and restricted stock	449,402	554,790	716,774
Weighted-average common stock shares outstanding, diluted (2)	130,815,903	132,716,436	134,850,808
Earnings per share of common share:
Basic	$4.61	$2.04	$3.46
Diluted (2)	$4.59	$2.03	$3.44
(1) The difference between earnings for basic and diluted computations and net income presented on the consolidated statements of operations is due to undistributed earnings and dividends allocated to the participating securities. During fiscal 2024, 2023, and 2022, respectively, approximately 1.1 million, 1.1 million, and 0.9 million shares of participating securities were paid dividends totaling $2.1 million, $1.8 million, and $1.4 million, respectively. There were undistributed earnings of $2.9 million, $0.3 million, and $1.7 million allocated to the participating class of securities in both basic and diluted earnings per share of common stock for fiscal 2024, 2023, and 2022, respectively.
(2) The impact of anti-dilutive options excluded from the calculation of diluted EPS was not material during the periods presented.
5. Acquisition and Divestitures
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
The Company recognized $108.6 million of intangible assets which consists primarily of contract assets and were valued using the excess earnings method discounted cash flow approach, incorporating Level 3 inputs as described under the fair value hierarchy of Topic 820. These unobservable inputs reflect the Company's own judgment about which assumptions market participants would use in pricing an asset on a non-recurring basis. The intangible assets will be amortized over the estimated useful life of fourteen years. The goodwill of $330.9 million is primarily attributable to EverWatch's specialized workforce and the expected synergies between the Company and EverWatch, and is non-deductible for tax purposes.

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
The acquisition was accounted for under the acquisition method of accounting, which requires the total acquisition consideration to be allocated to the assets acquired and liabilities assumed based on an estimate of the acquisition date fair value, with the difference reflected in goodwill. During the first quarter of fiscal 2024, the Company completed the determination of fair values of the acquired assets and liabilities assumed. See note 6, “Goodwill and Intangible Assets,” for additional information. Pro forma results of operations for this acquisition are not presented because the acquisition is not material to the Company's consolidated results of operations.
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

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Business Deconsolidation
In fiscal 2023, the Company forfeited certain participating rights of a consolidated artificial intelligence software platform business which has unrelated third-party interest holders and is classified as a variable interest entity (“VIE”). As a result of this transaction, the Company determined that it is not the primary beneficiary of the VIE and thus de-recognized the assets, liabilities and non-controlling interest of this business. The Company recorded the fair value of its retained equity investment of $7.6 million which was accounted for under the measurement alternative. The resulting pre-tax gain, calculated as the investment value less the net de-recognized balances, was $8.9 million and was reflected in other income, net, on the fiscal 2023 consolidated statement of operations. In the last quarter of fiscal 2024, it was determined that the investment was impaired and it was written off, with the resulting pre-tax loss of $7.6 million reflected in other income, net, on the fiscal 2024 consolidated statement of operations.
6. Goodwill and Intangible Assets
Goodwill
Goodwill was $2,343.8 million and $2,338.4 million as of March 31, 2024 and March 31, 2023, respectively. The $5.4 million increase in the carrying amount of goodwill was attributable to the Company's finalization of the accounting for the acquisition of EverWatch. The Company performed an annual impairment test of the goodwill as of January 1, 2024 and 2023, and did not identify any impairment.
Intangible Assets
Intangible assets consisted of the following:

	March 31, 2024			March 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Programs and contract assets, channel relationships, and other amortizable intangible assets	$591,895	$237,764	$354,131	$599,794	$169,316	$430,478
Software	146,284	89,572	56,712	134,152	69,215	64,937
Total amortizable intangible assets	$738,179	$327,336	$410,843	$733,946	$238,531	$495,415
Unamortizable intangible assets:
Trade name	$190,200	$—	$190,200	$190,200	$—	$190,200
Total	$928,379	$327,336	$601,043	$924,146	$238,531	$685,615
The decrease in the gross carrying value of amortizable intangible assets (excluding software) was primarily attributable to a $7.9 million adjustment related to the Company's finalization of the accounting for the acquisition of EverWatch in the first quarter of fiscal 2024.
Programs and contract assets, channel relationships, and other amortizable intangible assets are generally amortized on an accelerated basis over periods ranging from two to fourteen years, and those related to software are generally amortized on a straight line basis over periods ranging from one to ten years.
The Company performed an annual impairment test of the trade name as of January 1, 2024 and 2023, and did not identify any impairment.
Amortization expense for fiscal 2024, 2023, and 2022 was $93.3 million, $94.3 million, and $76.2 million, respectively.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
The following table summarizes the estimated annual amortization expense for future periods, which does not reflect amortization expense for certain intangible assets that are not yet placed in service:

For the Fiscal Year Ended March 31,
2025	$82,085
2026	70,883
2027	58,885
2028	50,833
2029	43,315
Thereafter	104,842
Total estimated amortization expense	$410,843
7. Property and Equipment, Net
The components of property and equipment, net were as follows:

	March 31,
	2024	2023
Furniture and equipment	$121,544	$119,316
Computer equipment	107,902	111,538
Leasehold improvements	269,964	258,258
Total	499,410	489,112
Less: Accumulated depreciation and amortization	(311,131)	(293,926)
Property and equipment, net	$188,279	$195,186
Depreciation and amortization expense relating to property and equipment for fiscal 2024, 2023, and 2022 was $70.9 million, $71.2 million, and $69.5 million, respectively. During fiscal 2024 and 2023, the Company reduced the gross cost and accumulated depreciation and amortization by $36.3 million and $24.7 million, respectively, for zero net book value assets deemed no longer in service.
8. Accounts Payable and Other Accrued Expenses
Accounts payable and other accrued expenses consisted of the following:

	March 31,
	2024	2023
Vendor payables	$653,131	$597,808
Accrued expenses	397,539	718,832
Total accounts payable and other accrued expenses	$1,050,670	$1,316,640
Accrued expenses consisted primarily of the Company’s provision for claimed indirect costs, (approximately $363.7 million and $326.7 million as of March 31, 2024 and 2023, respectively). Accrued expenses at March 31, 2023 also included a $350.0 million reserve associated with the settlement of the U.S. Department of Justice's investigation of the Company which was subsequently settled and paid in the second quarter of fiscal 2024. Refer to Note 20, “Commitments and Contingencies,” to the consolidated financial statements for further discussion of these items.
9. Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following:

	March 31,
	2024	2023
Bonus	$151,063	$120,023
Retirement	57,465	52,480
Vacation	223,385	203,627
Other	74,217	69,075
Total accrued compensation and benefits	$506,130	$445,205

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
10. Debt
Debt consisted of the following on the dates below:

	March 31, 2024		March 31, 2023
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Term Loan A	6.677%	$1,588,125	5.970%	$1,629,375
Senior Notes due 2028	3.875%	700,000	3.875%	700,000
Senior Notes due 2029	4.000%	500,000	4.000%	500,000
Senior Notes due 2033	5.950%	650,000	—%	—
Less: Unamortized debt issuance costs and discount on debt		(26,309)		(17,230)
Total		3,411,816		2,812,145
Less: Current portion of long-term debt		(61,875)		(41,250)
Long-term debt, net of current portion		$3,349,941		$2,770,895
Credit Agreement
Booz Allen Hamilton Inc. (“Booz Allen Hamilton”), Booz Allen Hamilton Investor Corporation (“Investor”), and certain wholly owned subsidiaries of Booz Allen Hamilton are parties to a Credit Agreement dated as of July 31, 2012, as amended (the “Credit Agreement”), with certain institutional lenders and Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Lender. As of March 31, 2024, the Credit Agreement provided Booz Allen Hamilton with a $1,588.1 million Term Loan A (“Term Loan A”) and a $1.0 billion revolving credit facility (the “Revolving Credit Facility”), with a sub-limit for letters of credit of $200.0 million. As of March 31, 2024, the maturity date of the Term Loan A and the Revolving Commitments is September 7, 2027. Voluntary prepayments of the Term Loan A and the Revolving Loans are permitted at any time, in minimum principal amounts, without premium or penalty. Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement were secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement and related documentation; such security was released in connection with Booz Allen Hamilton obtaining investment grade ratings from both Moody's and S&P. On September 7, 2022 (the “Ninth Amendment Effective Date”), the previously outstanding Term Loan B loans under the Credit Agreement were prepaid in full.
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
Term Loan A amortizes in consecutive quarterly installments in an amount equal to (i) on the last business day of each full fiscal quarter that begins after the Ninth Amendment Effective Date but on or before the two year anniversary of the Ninth Amendment Effective Date, 0.625% of the stated principal amount of Term Loan A and (ii) on the last business day of each full fiscal quarter that begins after the two year anniversary of the Ninth Amendment Effective Date but before the five year anniversary of the Ninth Amendment Effective Date, 1.25% of the stated principal amount of Term Loan A. The remaining balance of Term Loan A will be payable upon maturity.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
The rate at which Term Loan A and the Revolving Loans bear interest will be based either on Term SOFR (subject to a 0.10% adjustment and a floor of zero) for the applicable interest period or a base rate (equal to the highest of (i) the administrative agent’s prime corporate rate, (ii) the overnight federal funds rate plus 0.50% and (iii) three-month Term SOFR (subject to a 0.10% adjustment and a floor of zero) plus 1.00%), in each case plus an applicable margin, payable at the end of the applicable interest period and in any event at least quarterly. The applicable margin for Term Loan A and the Revolving Loans ranges from 1.00% to 2.00% for Term SOFR loans and zero to 1.00% for base rate loans, in each case based on the lower of (i) the applicable rate per annum determined pursuant to a consolidated total net leverage ratio grid and (ii) the applicable rate per annum determined pursuant to a ratings grid. Unused New Revolving Commitments are subject to a quarterly fee ranging from 0.10% to 0.35% based on the lower of (i) the applicable fee rate per annum determined pursuant to a consolidated total net leverage ratio grid and (ii) the applicable fee rate per annum determined pursuant to a ratings grid. Booz Allen Hamilton has also agreed to pay customary letter of credit and agency fees.
The Company occasionally borrows under the Revolving Credit Facility for our working capital needs. During fiscal 2024, the Company borrowed $500.0 million on its Revolving Credit Facility for working capital needs, which was subsequently repaid as of March 31, 2024. As of March 31, 2024 and March 31, 2023, respectively, there was no outstanding balance on the Revolving Credit Facility.
Borrowings under Term Loan A, and if used, the Revolving Credit Facility, incur interest at a variable rate. As of March 31, 2024, Booz Allen Hamilton had interest rate swaps with an aggregate notional amount of $550.0 million. These instruments hedge the variability of cash outflows for interest payments on Term Loan A and the Revolving Credit Facility. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense (see Note 11, “Derivatives,” to the consolidated financial statements).
The following table summarizes interest payments made on the Company’s term loans:

	Three Months Ended March 31,		Fiscal Year Ended March 31,
	2024	2023	2024	2023
Term Loan A	27,027	24,233	107,286	63,244
Term Loan B	—	—	—	5,209
Total	$27,027	$24,233	$107,286	$68,453

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. In connection with Booz Allen Hamilton obtaining investment grade ratings from both Moody's and S&P, certain activities previously restricted by certain negative covenants are permitted subject to pro forma compliance with the financial covenants and no events of default having occurred or are continuing. In addition, Booz Allen Hamilton is required to meet certain financial covenants at each quarter end, namely Consolidated Net Total Leverage and Consolidated Net Interest Coverage Ratios. As of March 31, 2024 and March 31, 2023, Booz Allen Hamilton was in compliance with all financial covenants associated with its debt and debt-like instruments.
Senior Notes
On August 4, 2023, Booz Allen Hamilton issued $650.0 million aggregate principal amount of its 5.950% Senior Notes due August 4, 2033 (the “Senior Notes due 2033”) under an Indenture and First Supplemental Indenture, both dated as of August 4, 2023 (the “Indenture”), among Booz Allen Hamilton, Booz Allen Hamilton Holding Corporation, as parent guarantor, and U.S. Bank Trust Company, National Association, as trustee. The Senior Notes due 2033 are unsecured senior indebtedness of Booz Allen Hamilton and are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Booz Allen Hamilton Holding Corporation, and rank equally and ratably in right of payment with all of Booz Allen Hamilton’s and Booz Allen Hamilton Holding Corporation’s other unsecured and unsubordinated indebtedness outstanding from time to time, pursuant to the Indenture.
On June 17, 2021, Booz Allen Hamilton issued $500.0 million aggregate principal amount of its 4.000% Senior Notes due July 1, 2029 (the “Senior Notes due 2029”) under an Indenture and First Supplemental Indenture, both dated as of June 17, 2021, among Booz Allen Hamilton, certain subsidiaries of Booz Allen Hamilton, as guarantors (the “2029 Subsidiary Guarantors”), and Wilmington Trust, National Association, as trustee. The Senior Notes due 2029 are Booz Allen Hamilton’s senior unsecured obligations and rank equally in right of payment with all of Booz Allen Hamilton’s and the 2029 Subsidiary Guarantors’ existing and future senior indebtedness and rank senior in right of payment to any of Booz Allen Hamilton’s future subordinated indebtedness. The net proceeds from the sale of the Senior Notes due 2029 were used to fund the acquisition of Liberty and to pay related fees and expenses.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
On August 24, 2020, Booz Allen Hamilton issued $700.0 million aggregate principal amount of its 3.875% Senior Notes due September 1, 2028 (the “Senior Notes due 2028”, and, together with the Senior Notes due 2029 and Senior Notes due 2033, the “Senior Notes”) under an Indenture and First Supplemental Indenture, both dated as of August 24, 2020, among Booz Allen Hamilton, certain subsidiaries of Booz Allen Hamilton, as guarantors (the “2028 Subsidiary Guarantors”), and Wilmington Trust, National Association, as trustee. The Senior Notes due 2028 are Booz Allen Hamilton’s senior unsecured obligations and rank equally in right of payment with all of Booz Allen Hamilton’s and the 2028 Subsidiary Guarantors’ existing and future senior indebtedness and rank senior in right of payment to any of Booz Allen Hamilton’s future subordinated indebtedness.
The following table summarizes the material terms of the Company’s Senior Notes as of March 31, 2024:

	Indenture Date	Principal	Interest Rate	Maturity Date	Interest Payable	Issuance Costs
Senior Notes due 2033	8/4/2023	$650.0 million	5.950%	8/4/2033	February and August 4	$12.4	million
Senior Notes due 2029	6/17/2021	$500.0 million	4.000%	7/1/2029	July and January 1	$6.5	million
Senior Notes due 2028	8/24/2020	$700.0 million	3.875%	9/1/2028	March and September 1	$9.2	million
Interest is payable semi-annually in cash in arrears, with the principal due at maturity. Issuance Costs were recorded as an offset against the carrying value of respective debt and are being amortized to interest expense over the term of the respective debt.
All the Senior Notes’ Indentures contain certain covenants, events of default, and other customary provisions. In connection with the Senior Notes obtaining investment grade ratings from Moody’s and S&P, in January 2023, certain negative covenants in the indentures governing the Senior Notes 2028 and Senior Notes 2029 were suspended, and the related guarantees were released.
Senior Notes Redemption Options
Booz Allen Hamilton may redeem some or all of the Senior Notes due 2033 prior to May 4, 2033 at its option, in whole or in part, at any time and from time to time, at a redemption price (expressed as a percentage of principal amount and rounded to three decimal places) equal to the greater of: (1) (a) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date (assuming the Senior Notes 2033 matured on May 4, 2033) on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the Supplemental Indenture) plus 35 basis points less (b) interest accrued to, but excluding, the redemption date, and (2) 100.00% of the principal amount of the Senior Notes 2033 to be redeemed, plus, in either case, accrued and unpaid interest on the principal amount being redeemed to, but excluding, the redemption date. On or after May 4, 2033, Booz Allen Hamilton may redeem the Senior Notes 2033, in whole or in part, at any time and from time to time, at a redemption price equal to 100.00% of the principal amount of the Senior Notes 2033 being redeemed plus accrued and unpaid interest on the principal amount being redeemed, but excluding, to the redemption date.
Booz Allen Hamilton may redeem some or all of the Senior Notes due 2029 at any time prior to July 1, 2024, at a price equal to 100.00% of the principal amount of the Senior Notes due 2029 redeemed, plus accrued and unpaid interest, if any, to (but not including) the redemption date, plus an applicable “make-whole premium.” Booz Allen Hamilton may redeem the Senior Notes due 2029 at its option, in whole at any time or in part from time to time, upon certain required notice, (i) on and after July 1, 2024, at a price equal to 102.00% of the principal amount of the Senior Notes due 2029 redeemed, (ii) on or after July 1, 2025, at a price equal to 101.00% of the principal amount of the Senior Notes due 2029 redeemed, and (iii) on July 1, 2026 and thereafter, at a price equal to 100.00% of the principal amount of the Senior Notes due 2029 redeemed, in each case, plus accrued and unpaid interest, if any, to (but not including) the applicable redemption date. In addition, at any time on or prior to July 1, 2024, Booz Allen Hamilton may redeem up to 40.00% of the original aggregate principal amount of the Senior Notes due 2029 with an amount equal to the net cash proceeds of certain equity offerings at a redemption price equal to 104.00% of the principal amount of the Senior Notes due 2029, plus accrued and unpaid interest, if any, to (but not including) the redemption date, provided that at least 50.00% of the original aggregate principal amount of the Senior Notes due 2029 remains outstanding after each such redemption; and provided, further, that such redemption occurs within 180 days after the date on which any such equity offering is consummated.
Booz Allen Hamilton has the ability to redeem the Senior Notes due 2028 at its option, in whole at any time or in part from time to time, upon certain required notice, (i) on and after September 1, 2023, at a price equal to 101.938% of the principal amount of the Senior Notes due 2028 redeemed, (ii) on or after September 1, 2024, at a price equal to 100.969% of the principal amount of the Senior Notes due 2028 redeemed, and (iii) on September 1, 2025 and thereafter, at a price equal to 100.00% of the principal amount of the Senior Notes due 2028 redeemed, in each case, plus accrued and unpaid interest, if any, to (but not including) the applicable redemption date.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Scheduled Maturities and Interest Expense
The following table summarizes required future debt repayments:

	Payments Due By March 31,
	Total	2025	2026	2027	2028	2029	Thereafter
Term Loan A	$1,588,125	$61,875	$82,500	$82,500	$1,361,250	$—	$—
Senior Notes due 2028	700,000	—	—	—	—	700,000	—
Senior Notes due 2029	500,000	—	—	—	—	—	500,000
Senior Notes due 2033	650,000	—	—	—	—	—	650,000
Interest on indebtedness	942,804	192,101	187,040	181,454	125,934	72,237	184,038
Total	$4,380,929	$253,976	$269,540	$263,954	$1,487,184	$772,237	$1,334,038
Interest expense on debt and debt-like instruments consisted of the following:

	Fiscal Year Ended March 31,
	2024	2023	2022
Term Loan A	$107,891	$63,463	$19,570
Term Loan B	—	5,186	7,207
Revolving Credit Facility	1,438	—	25
Senior Notes	72,693	47,125	42,902
Amortization of Debt Issuance Cost (DIC) and Original Issue Discount (OID) (1)	4,920	4,350	4,619
Interest Rate Swaps	(14,932)	(1,237)	17,535
Other	891	963	494
Total Interest Expense	$172,901	$119,850	$92,352
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
The following table summarizes the material terms of the Company’s outstanding interest rate swap derivative contracts as of March 31, 2024:

Effective Date		Maturity Date	Terms	Notional Amount
April 28, 2023	(1)	June 30, 2024	Variable to Fixed	$200,000
April 28, 2023	(1)	June 30, 2025	Variable to Fixed	200,000
June 30, 2023		June 30, 2026	Variable to Fixed	150,000
			Total	$550,000
(1) Swap agreement was originally effective on April 30, 2019 and were amended during the first quarter of fiscal 2024 to transition from LIBOR-indexed to Term SOFR-indexed periodic swap payments to align with interest payments in connection with its Term SOFR-indexed debt. See Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements for further information on the transition.
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

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Derivative instruments are recorded in the consolidated balance sheet on a gross basis at estimated fair value. As of March 31, 2024, $8.7 million and $1.6 million were classified as other current assets and other long-term assets, respectively, on the consolidated balance sheet. As of March 31, 2023, $11.2 million, $3.5 million and $1.4 million were classified as other current assets, other long term assets and other long-term liabilities, respectively, on the consolidated balance sheet. See Note 18, “Fair Value Measurements,” to the consolidated financial statements for additional information on the fair values and location of our derivative instruments on the consolidated balance sheet.
For interest rate swaps designated as cash flow hedges, the changes in the fair value of derivatives is recorded in Accumulated Other Comprehensive Income (“AOCI”), net of taxes, and is subsequently reclassified into interest expense, net in the period that the hedged forecasted interest payments are made on the Company's variable-rate debt. See Note 15, “Accumulated Other Comprehensive Income,” and Note 10, “Debt,” to the consolidated financial statements for additional information on reclassifications from AOCI and interest payments related to the derivatives. The effect of derivative instruments on the accompanying consolidated financial statements is as follows:

Derivatives in Cash Flow Hedging Relationships	Location of Gain or Loss Recognized in Income on Derivatives	Amount of Gain Recognized in AOCI on Derivatives			Amount of Gain (Loss) Reclassified from AOCI into Income (1)
		Fiscal year ended March 31,			Fiscal year ended March 31,
		2024	2023	2022	2024	2023	2022
Interest rate swaps	Interest expense	$11,794	$14,919	$20,352	$14,932	$1,237	$(17,535)
(1) The reclassifications from accumulated other comprehensive gain (loss) to net income was reduced by taxes of $4.0 million, $0.3 million and $4.6 million, respectively, for fiscal 2024, 2023 and 2022.
Over the next 12 months, the Company estimates that $8.7 million will be reclassified as a decrease to interest expense. Cash flows associated with periodic settlements of interest rate swaps will be classified as operating activities in the consolidated statement of cash flows.
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
The Company’s total lease cost is recorded primarily within general and administrative expenses on the consolidated statement of operations and consisted of the following:

	Fiscal Year Ended March 31,
	2024	2023	2022
Operating lease cost	$63,575	$68,620	$69,831
Short-term lease cost	1,211	455	585
Variable lease cost	12,911	11,237	11,641
Total operating lease costs	$77,697	$80,312	$82,057

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Future minimum operating lease payments for noncancelable operating leases as of March 31, 2024 are as follows:

For the Fiscal Year Ending March 31,	Operating Lease Payments
2025	$54,337
2026	61,710
2027	49,558
2028	41,357
2029	18,929
Thereafter	29,948
Total future lease payments	255,839
Less: imputed interest	(30,518)
Total lease liabilities	$225,321
Supplemental cash flow information related to leases was as follows:

	Fiscal Year Ended March 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$75,633	$66,529	$76,100
Operating lease liabilities arising from obtaining ROU assets (1)	$40,151	$16,517	$41,206
(1) Includes all noncash increases and decreases arising from new or remeasured operating lease arrangements
Other information related to leases was as follows:

	March 31,
	2024	2023
Weighted average remaining lease term (in years)	4.5	4.6
Weighted average discount rate	4.9%	4.7%
13. Income Taxes
The components of income tax expense were as follows:

	Fiscal Year Ended March 31,
	2024	2023	2022
Current
U.S. Federal	$229,234	$354,569	$232,844
State and local	116,751	86,947	26,333
Foreign	2,635	9,120	8,486
Total current	348,620	450,636	267,663
Deferred
U.S. Federal	(94,321)	(300,494)	(146,581)
State and local	(5,990)	(50,318)	11,781
Foreign	(695)	(3,090)	4,603
Total deferred	(101,006)	(353,902)	(130,197)
Total	$247,614	$96,734	$137,466

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
A reconciliation of the provision for income tax to the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes for each of the three years ended March 31 is as follows:

	Fiscal Year Ended March 31,
	2024	2023	2022
Income tax expense computed at U.S. federal statutory rate	$179,197	$77,269	$126,981

Increases (reductions) resulting from:
State and local income taxes, net of federal tax	85,486	32,599	28,762
Foreign income taxes, net of federal tax	(7,932)	4,765	9,243
Non-deductible expenses, including non-deductible penalties	4,867	34,825	859
Excess tax benefits from stock-based compensation	(10,091)	(5,247)	(4,227)
Research and development and other federal credits	(31,289)	(33,159)	(34,080)
Executive compensation -162(m)	6,307	4,295	3,614
Foreign-Derived Intangible Income (FDII)	(13,971)	(15,869)	(9,115)
Changes in uncertain tax positions (including indirect effects)	37,592	(6,498)	16,938
Other	(2,552)	3,754	(1,509)
Income tax expense from operations	$247,614	$96,734	$137,466
Tax Receivables and Payables
The Company has both income tax receivables and income tax payable on its consolidated balance sheet as follows:

	March 31,
	2024	2023
Current income tax receivable	$47,158	$23,633
Long term income tax receivable	$152,474	$167,821
Current income tax payable	$11,331	$14,523
Current income tax receivable represents previously made estimated payments that will be applied to the Company’s future U.S. federal and state tax returns. This amount is classified as prepaid expenses and other current assets on the consolidated balance sheet. Current income tax payable represents current liabilities associated with the Company’s current tax returns that the Company intends to file in fiscal 2025. This amount is classified as other current liabilities on the consolidated balance sheet.
The long-term income tax receivable represents the amended U.S. federal return refund claims for research and development tax credits and the carryback claim for the fiscal 2021 net operating loss which is classified as other long-term assets on the consolidated balance sheet. The Company is currently under federal audit by the IRS for fiscal years 2016, 2017 and 2019-2021 and the receipt of our U.S federal return refund claims is contingent upon the completion of the ongoing IRS audits.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Deferred Taxes
The significant components of the Company’s deferred income tax assets and liabilities were as follows:

	March 31,
	2024	2023
Deferred income tax assets:
Accrued expenses	$102,618	$146,945
Deferred compensation	54,314	47,931
Stock-based compensation	11,107	11,628
Pension and postretirement benefits	34,895	28,585
Net operating loss and other carryforwards	9,621	16,984
Research and development expenditures and indirect effects	248,147	599,381
State tax credits	108	11,516
Operating lease liabilities	63,781	69,604
Other	10,261	9,100
Total gross deferred income tax assets	534,852	941,674
Less: Valuation allowance	(8,078)	(11,788)
Total net deferred income tax assets	526,774	929,886
Deferred income tax liabilities:
Unbilled receivables	(131,919)	(177,321)
Intangible assets	(93,207)	(88,858)
Property and equipment	(25,725)	(34,905)
Operating lease right-of-use assets	(45,022)	(48,939)
Other	(3,730)	(6,083)
Total deferred income tax liabilities	(299,603)	(356,106)
Net deferred income tax asset	$227,171	$573,780
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
As of March 31, 2024 and 2023, the Company had available federal, state, and foreign net operating loss (“NOL carryforwards”) of $9.2 million and $13.7 million, respectively, that may be applied against future taxable income. The federal net operating loss of $1.2 million is primarily attributable to an acquisition and will begin to expire in fiscal 2037. The state net operating loss of $3.1 million is primarily attributable to losses in jurisdictions in which the Company does not file a consolidated return. The foreign net operating loss of $4.9 million is primarily attributable to operations in jurisdictions where the Company has not historically been profitable. The Company recorded a partial valuation allowance against those federal, state and foreign net operating losses it believes will expire prior to utilization.
Uncertain Tax Positions
The Company maintains reserves for uncertain tax positions related to unrecognized income tax benefits. These reserves involve considerable judgment and estimation and are evaluated by management based on the best information available including changes in tax laws and other information. As of March 31, 2024, 2023, and 2022, the Company has recorded $115.4 million, $552.3 million, and $79.9 million, respectively, of reserves for uncertain tax positions which include potential tax benefits of $104.2 million, $91.1 million, and $78.5 million, respectively, that, when recognized, impact the effective tax rate. As of March 31, 2024 and 2023, $1.4 million and $3.0 million, respectively, of the reserve is reflected as a reduction to deferred taxes and the remaining balance is recorded as a component of other long-term liabilities in the consolidated balance sheet.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
A reconciliation of the beginning and ending amount of potential tax benefits for the periods presented is as follows:

	March 31,
	2024	2023	2022
Beginning of year	$547,885	$78,519	$62,742
Increases in prior year position	40,704	—	2,620
Increases in current year position	13,352	470,881	13,530
Decreases in prior year position	(473,848)	(1,328)	(373)
Settlements with taxing authorities	(23,696)	—	—
Lapse of statute of limitations	(234)	(187)	—
End of year	$104,163	$547,885	$78,519
The Company recognized accrued interest and penalties of $7.4 million, $2.9 million and $1.7 million for fiscal 2024, 2023, and 2022, respectively, related to the reserves for uncertain tax positions in the income tax provision. Included in the total reserve for uncertain tax positions are accrued penalties and interest of approximately $13.2 million, $5.8 million and $2.9 million at March 31, 2024, 2023, and 2022, respectively.
The Company is subject to taxation in the United States and various state and foreign jurisdictions. As of March 31, 2024, the Company's tax years ended March 31, 2016 and forward are open and subject to examination by the federal tax authorities. The other jurisdictions currently open or under examination are not considered to be material.
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
During fiscal 2024, the Company completed a detailed study of its research and development expenditures and confirmed management's position that only certain contracts and activities are required to be capitalized and amortized under the rules enacted as part of the Tax Cuts and Jobs Act of 2017, specifically Section 174. This was further supported by guidance issued by the Internal Revenue Service in September and December 2023. As a result, the Company reversed its uncertain tax position reserve related to Section 174 with a corresponding decrease to deferred tax assets. During fiscal 2024, the Company also recognized an increase in reserves for uncertain tax position reserve related to research and development tax credits, as in prior years.
In the fourth quarter of fiscal 2024, the Company received an unfavorable ruling from the District of Columbia Court of Appeals related to contested tax assessments from the District of Columbia Office of Tax and Revenue (“DC OTR”) for fiscal years 2013 through 2015. As previously disclosed, no reserves had previously been accrued related to this matter and as such, $42.7 million of income tax expense has been recorded in the fiscal 2024 consolidated statement of operations, which reflects the tax liability including interest and penalties, net of federal benefit. This expense is related to the years at issue in the litigation, which were previously paid under protest, and the subsequent periods in which the position had been taken. The Company has filed amended tax returns related to these subsequent periods and paid $13.2 million of incremental cash taxes in the fourth quarter of fiscal 2024. The remaining $10.5 million of settlements with taxing authorities was previously paid.
14. Employee Benefit Plans
Defined Contribution Plan
The Company sponsors the Employees’ Capital Accumulation Plan (the “ECAP”), which is a qualified defined contribution plan that covers eligible U.S. and certain international employees. ECAP provides for distributions to participants by reason of retirement, death, disability, or termination of employment. The Company provides an annual matching contribution of up to 6% of eligible annual compensation. Total expense recognized under ECAP for fiscal 2024, 2023, and 2022 was $218.4 million, $190.5 million, and $176.8 million, respectively, and the Company-paid contributions were $213.3 million, $185.7 million, and $171.6 million, respectively.
Post Retirement Benefits
The Company provides postretirement healthcare benefits to former officers under a medical indemnity insurance plan, with premiums paid by the Company. This plan is referred to as the Officer Medical Plan. The Company recognizes a liability for the defined benefit plans' underfunded status, measures the defined benefit plans' obligations that determine its funded status as of the end of the fiscal year, and recognizes as a component of accumulated other comprehensive income the changes in the defined benefit plans' funded status that are not recognized as components of net periodic benefit cost. See Note 15, “Accumulated Other Comprehensive Income,” to our consolidated financial statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
The components of net postretirement medical expense for the Officer Medical Plan were as follows:

	Fiscal Year Ended March 31,
	2024	2023	2022
Service cost	$5,100	$6,117	$6,505
Interest cost	5,067	4,182	4,063
Total postretirement medical expense	$10,167	$10,299	$10,568
The service cost component of net periodic benefit cost is included in cost of revenue and general and administrative expenses, and the non-service cost components of net periodic benefit cost (interest cost and net actuarial loss) are included as part of other income (expense), net in the accompanying consolidated statements of operations.
The weighted-average discount rate used to determine the year-end benefit obligation for the Officer Medical Plan were 5.20%, 4.90% and 3.75% for fiscal 2024, 2023, and 2022, respectively.
Assumed healthcare cost trend rates for the Officer Medical Plan at March 31 were as follows:

Pre-65 initial rate	2024	2023
Healthcare cost trend rate assumed for next year	7.25%	6.60%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2033	2032

Post-65 initial rate	2024	2023
Healthcare cost trend rate assumed for next year	7.50%	6.80%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2033	2032
The changes in the benefit obligation, plan assets, and funded status of the Officer Medical Plan were as follows:

	Fiscal Year Ended March 31,
	2024	2023	2022
Benefit obligation, beginning of the year	$105,585	$113,505	$121,518
Service cost	5,100	6,117	6,505
Interest cost	5,067	4,182	4,063
Net actuarial loss (gain)	17,163	(14,288)	(13,563)
Benefits paid	(5,927)	(3,931)	(5,018)
Benefit obligation, end of the year	$126,988	$105,585	$113,505
The net actuarial loss related to the benefit obligation in fiscal 2024 was primarily due to unfavorable updates in estimated medical claims, medical inflation, and demographic assumptions, partially offset by increases in discount rates. The net actuarial gain related to the benefit obligation in fiscal 2023 was primarily due to a favorable change from using an amounts-weighted to a headcount-weighted mortality table and increases in discount rates, partially offset by updates to estimated medical costs and the outlook of higher future medical inflation. The net actuarial gain related to the benefit obligation in fiscal 2022 was primarily due to favorable changes in estimated medical costs and increases in discount rates, partially offset by updates to demographic assumptions and outlook of higher future medical inflation.

	Fiscal Year Ended March 31,
Changes in plan assets	2024	2023	2022
Fair value of plan assets, beginning of the year	$—	$—	$—
Employer contributions	5,927	3,931	5,018
Benefits paid	(5,927)	(3,931)	(5,018)
Fair value of plan assets, end of the year	$—	$—	$—
As of March 31, 2024 and 2023, the unfunded status of the Officer Medical Plan was $127.0 million and $105.6 million, respectively, which is included in other long-term liabilities in the accompanying consolidated balance sheets.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
The expected future medical benefit payments and related contributions are as follows:

For the Fiscal Year Ending March 31,
2025	$5,142
2026	5,677
2027	6,117
2028	6,658
2029	7,173
2030 - 2034	42,398
Total	$73,165
15. Accumulated Other Comprehensive Income
All amounts recorded in other comprehensive loss are related to the Company's post-retirement plans and interest rate swaps designated as cash flow hedges. The following table presents the changes in accumulated other comprehensive income, net of tax:

	Fiscal Year Ended March 31, 2024
	Post-retirement plans	Derivatives designated as cash flow hedges	Total
Beginning of year	$19,450	$9,883	$29,333
Other comprehensive (loss) income before reclassifications (1)	(15,989)	8,643	(7,346)
Amounts reclassified from accumulated other comprehensive income	(1,485)	(10,970)	(12,455)
Net current-period other comprehensive income	(17,474)	(2,327)	(19,801)
End of year	$1,976	$7,556	$9,532
(1) Changes in other comprehensive income before reclassification for post-retirement plans and derivatives designated as cash flow hedges are recorded net of tax benefit (expense) of $5.5 million and $(3.2) million, respectively, for the fiscal year ended March 31, 2024.

	Fiscal Year Ended March 31, 2023
	Post-retirement plans	Derivatives designated as cash flow hedges	Total
Beginning of year	$8,811	$(226)	$8,585
Other comprehensive income before reclassifications (2)	10,644	11,021	21,665
Amounts reclassified from accumulated other comprehensive income	(5)	(912)	(917)
Net current-period other comprehensive income	10,639	10,109	20,748
End of year	$19,450	$9,883	$29,333
(2) Changes in other comprehensive income (loss) before reclassification for post-retirement plans and derivatives designated as cash flow hedges are recorded net of tax benefit of $3.8 million and $3.9 million, respectively, for the fiscal year ended March 31, 2023.

	Fiscal Year Ended March 31, 2022
	Post-retirement plans	Derivatives designated as cash flow hedges	Total
Beginning of year	$(1,562)	$(28,209)	$(29,771)
Other comprehensive income before reclassifications (3)	10,294	15,032	25,326
Amounts reclassified from accumulated other comprehensive income	79	12,951	13,030
Net current-period other comprehensive income	10,373	27,983	38,356
End of year	$8,811	$(226)	$8,585
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
Share Repurchase Program
On December 21, 2011, the Board of Directors adopted a share repurchase program, which was most recently increased by $525.0 million to $3,085.0 million on May 22, 2024. A special committee of the Board evaluates market conditions and other relevant factors and initiates repurchases under the program from time to time. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. During fiscal 2024, the Company purchased 3.2 million shares of Class A Common Stock in a series of open market transactions for $372.8 million. During fiscal 2023, the Company purchased 2.1 million shares of Class A Common Stock in a series of open market transactions for $196.2 million. As of March 31, 2024, the Company had $483.2 million remaining under the share repurchase program.
Dividends
The following table summarizes the cash distributions recognized in the consolidated statement of cash flows:

	Fiscal Year Ended March 31,
	2024	2023	2022
Recurring dividends (1)	$253,413	$235,726	$209,057
(1) Amounts represent recurring quarterly dividends that were declared and paid for during each quarter of fiscal 2024, 2023, and 2022.
17. Stock-based Compensation
The following table summarizes stock-based compensation expense recognized in the consolidated statements of operations:

	Fiscal Year Ended March 31,
	2024	2023	2022
Cost of revenue	$43,995	$43,378	$36,836
General and administrative expenses	50,987	36,894	32,948
Total	$94,982	$80,272	$69,784
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

	Fiscal Year Ended March 31,
	2024	2023	2022
Equity Incentive Plan Options	$1,319	$2,550	$1,793
Restricted Stock and Other Awards	93,663	77,722	67,991
Total	$94,982	$80,272	$69,784
As of March 31, 2024 and 2023, there was $62.3 million and $50.9 million, respectively, of total unrecognized compensation cost related to unvested stock-based compensation agreements. The unrecognized compensation cost as of March 31, 2024 is expected to be fully amortized over the next five years. Absent the effect of forfeiture or acceleration of stock compensation cost for departures of employees, the following tables summarize the unrecognized compensation cost and the weighted average period the cost is expected to be amortized (excludes any future award):

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

	Unrecognized Compensation Cost		Weighted Average Remaining Period to be Recognized
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Equity Incentive Plan Options	$2,592	$3,495	3.6	3.7
Restricted Stock and Other Awards	59,706	47,451	1.7	1.8
Total	$62,298	$50,946
Equity Incentive Plan
Awards under the Company's Equity Incentive Plan (the “EIP”) may be made in the form of stock options; stock purchase rights; restricted stock; restricted stock units; performance shares; performance units; stock appreciation rights; deferred share units; dividend equivalents; and other stock-based awards. As of March 31, 2024 and 2023, there were 6.0 million and 7.7 million shares, respectively, available for future grant under the EIP.
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
As of March 31, 2024 and 2023, 0.2 million and 0.4 million options were unvested under the EIP, with a weighted average grant date fair value of $18.45 and $15.61, respectively. There were 0.8 million and 1.1 million EIP options outstanding as of March 31, 2024 and 2023, with a weighted average exercise price of $67.98 and $60.55, respectively.
Annual Incentive Plans
On October 1, 2010, the Board of Directors adopted an Annual Incentive Plan, or AIP, in connection with the initial public offering to more appropriately align the Company’s compensation programs with those of similarly situated companies. The amount of the annual incentive payment is determined based on performance targets established by the Board and a portion of the bonus may be paid in the form of equity (including stock and other awards under the EIP). Such equity awards vest over a three-year period subject to the employee’s continued service to the Company. The related expense is recognized in the accompanying consolidated statements of operations based on grant date fair value over the vesting period of three years.
The Company maintains annual incentive programs for officers and key employees. The equity compensation would be issued in the form of restricted stock units of which a portion would vest based on the passage of time, and the other portion would vest based on specified performance conditions to be achieved over a specified time period. A restricted stock unit represents a contingent right to receive one share of Class A Common Stock upon vesting. Service-based restricted stock units vest in equal installments over a three-year period subject to the grantee's continued service on each applicable vesting date and are settled for shares of Class A Common Stock. Dividend equivalents are paid in respect of the service-based restricted stock units when dividends are paid on the Company's Class A Common Stock. The related expense is recognized in the accompanying consolidated statements of operations based on grant date fair value over the vesting period.
Performance-based awards vest at the end of a three-year period, subject to certain specified financial performance criteria, the grantee's continued service through the period, and certification of final performance by the Compensation, Culture and People Committee of the Board of Directors. The performance-based awards granted during fiscal 2024 included additional market conditions related to the Company’s total shareholder return relative to its peer group over the three-year performance period. The Company recognizes compensation expense for these performance-based awards with market conditions based on the grant-date fair value calculated using a Monte Carlo model. These awards are settled for Class A Common Stock and dividend equivalents. Compensation expense for performance-based awards during the performance period is estimated at each reporting date using management's expectation of the probable achievement of the specified performance criteria.
The Company also issues equity awards under other programs in the form of restricted stock units that would vest immediately after issuance or over an applicable vesting period subject to the employee's continued service for the Company. The associated expenses are recognized in the accompanying consolidated statements of operations based on grant date fair value.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Grants of Class A Restricted Common Stock and Restricted Stock Units
During fiscal 2024, the Board of Directors granted an aggregate of 1.0 million Restricted Stock Units with service-based and performance-based vesting conditions to existing officers, vice presidents, and other employees and non-employees of the Company, as well as to newly promoted and hired partners and vice presidents. The awards will vest based on the applicable vesting period for the specific award subject to the employees' continued employment with the Company. The Board also granted Class A Restricted Common Stock to members of the Board during fiscal 2024. These awards generally vest over one year.
The aggregate fair value of all awards issued during fiscal 2024 was $97.2 million and will be recognized in the accompanying consolidated statements of operations over the applicable vesting period of the awards. The total fair value of restricted stock shares vested during fiscal 2024 and 2023 was $86.2 million and $70.2 million, respectively.
As permitted under the terms of the EIP, the Compensation, Culture and People Committee, as Administrator of the Plan, authorized the withholding of taxes not to exceed the minimum statutory withholding amount, through the surrender of shares of Class A Common Stock issuable upon the vesting or accelerated vesting of Restricted Stock. As a result of these transactions, the Company repurchased 0.3 million shares and recorded them as treasury shares at a total cost of $42.3 million in fiscal 2024.
The following table summarizes unvested restricted stock activity for the periods presented:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Restricted Stock Awards
Unvested at March 31, 2023	1,184,587	$87.08
Granted	982,447	98.94
Vested	949,651	90.79
Forfeited	106,720	96.81
Unvested at March 31, 2024 (1)	1,110,663	$93.46
(1) Unvested restricted stock includes 0.1 million shares of performance-based awards that completed the three-year performance period but remained unsettled at March 31, 2024, subject to the certification of final performance by the Compensation, Culture and People Committee of the Board of Directors.
Employee Stock Purchase Plan
The Company offers a tax qualified Employee Stock Purchase Plan, or ESPP, which is designed to enable eligible employees to periodically purchase shares of the Class A Common Stock at a five percent discount from the fair market value of the Class A Common Stock. The ESPP provides for quarterly offering periods. For the year ended March 31, 2024, 0.2 million shares of Class A Common Stock were purchased by employees under the ESPP. Since the program's inception, 3.7 million shares have been purchased by employees of the total 10.0 million shares available.
18. Fair Value Measurements
The financial instruments measured at fair value on a recurring basis in the accompanying consolidated balance sheets consist of the following:

	Recurring Fair Value Measurements as of March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Current derivative instruments (1)	$—	$8,713	$—	$8,713
Long-term derivative instruments (1)	—	1,556	—	1,556
Long term deferred compensation plan asset (2)	28,957	—	—	28,957
Total Assets	$28,957	$10,269	$—	$39,226
Liabilities:
Long term deferred compensation plan liability (2)	28,957	—	—	28,957
Total Liabilities	$28,957	$—	$—	$28,957

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

	Recurring Fair Value Measurements as of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Current derivative instruments (1)	$—	$11,245	$—	$11,245
Long-term derivative instruments (1)	—	3,530	—	3,530
Long term deferred compensation plan asset (2)	$20,090	$—	$—	$20,090
Total Assets	$20,090	$14,775	$—	$34,865
Liabilities:
Long-term derivative instruments (1)	—	1,369	—	1,369
Long term deferred compensation plan liability (2)	20,090	—	—	20,090
Total liabilities	$20,090	$1,369	$—	$21,459
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
The fair value of the Company's cash and cash equivalents, which are Level 1 inputs, approximated its carrying values at March 31, 2024 and 2023. The Company’s cash and cash equivalent balances presented on the accompanying consolidated balance sheets include $192.7 million and $237.8 million of marketable securities in money market funds as of March 31, 2024 and 2023, respectively.
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

	March 31, 2024		March 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Term Loan A	$1,588,125	$1,582,170	$1,629,375	$1,600,861
3.875% Senior Notes due 2028	700,000	656,677	700,000	638,540
4.000% Senior Notes due 2029	500,000	465,470	500,000	451,930
5.950% Senior Notes due 2033	650,000	672,815	—	—
For our investments that are measured at fair value on a non-recurring basis, we did not have any material measurement adjustments during fiscal 2024. See Note 5, “Acquisition and Divestitures,” to the consolidated financial statements for details on non-recurring fair value measurement adjustments related to the assets and liabilities acquired through our acquisitions.
19. Related Party Transactions
Two of our directors served on the board of directors of a subcontractor to which the Company subcontracted $70.0 million of services for fiscal 2022. The subcontractor was acquired by another company in August 2021, at which point the two directors ceased to serve on the board of directors. Other than the fiscal 2022 subcontractor fees noted, we did not have any other material related party transactions in fiscal 2024, 2023 or 2022.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
20. Commitments and Contingencies
Letters of Credit and Third-Party Guarantees
As of March 31, 2024 and 2023, the Company was contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that totaled $4.4 million and $6.1 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At both March 31, 2024 and 2023, approximately $1.3 million of these instruments reduce the available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $7.5 million facility of which $4.4 million and $2.7 million were available to the Company at March 31, 2024 and March 31, 2023, respectively.
Government Contracting Matters - Provision for Claimed Indirect Costs
For each of the fiscal years 2024, 2023, and 2022, approximately 98%, 97%, and 97%, respectively, of the Company’s revenue was generated from contracts where the end user was an agency or department of the U.S. government, including contracts where the Company performed either as a prime contractor or subcontractor, and regardless of the geographic location in which the work was performed. U.S. government contracts and subcontracts are subject to extensive legal and regulatory requirements. From time to time and in the ordinary course of business, agencies of the U.S. government, including the Defense Contract Audit Agency (“DCAA”), audit the Company’s claimed indirect costs and conduct inquiries and investigations of our business practices with respect to government contracts to determine whether the Company's operations are conducted in accordance with these requirements and the terms of the relevant contracts. Based upon DCAA’s recent audit findings, the Company reduced a portion of its provision for claimed indirect costs related to fiscal 2022 by approximately $18.3 million during the second quarter of fiscal 2024, which resulted in a corresponding increase to revenue, to reflect our best estimate of the final indirect cost rates for fiscal 2022. Operating income for the fiscal year ended March 31, 2024 was accordingly increased by $18.3 million and net income was increased by $13.5 million (or $0.10 of basic and diluted earnings per common share for the fiscal year ended March 31, 2024). Our final indirect cost rates for fiscal 2022 remain subject to negotiation with the Defense Contract Management Agency (“DCMA”) Administrative Contracting Officer. Management believes it has recorded the appropriate provision for claimed indirect costs for any audit, inquiry, or investigation of which it is aware that may be subject to any reductions and/or penalties. As of March 31, 2024 and 2023, the Company had recorded liabilities of approximately $363.7 million and $326.7 million, respectively, for estimated adjustments to claimed indirect costs based on its historical DCAA audit results, including the final resolution of such audits with the Defense Contract Management Agency, for claimed indirect costs incurred subsequent to fiscal 2011, and for contracts not yet closed that are subject to audit and final resolution.
Litigation
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government, which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of March 31, 2024 and 2023, there were no material amounts accrued in the consolidated financial statements related to these proceedings.

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
22. Subsequent Events
On May 24, 2024, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.51 per share. Payment of the dividend will be made on June 28, 2024 to stockholders of record at the close of business on June 13, 2024.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Disclosure Controls and Procedures
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective as of March 31, 2024.
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
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2024. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 framework). Based on this assessment, management has concluded that, as of March 31, 2024, our internal control over financial reporting was effective.
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Booz Allen Hamilton Holding Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Booz Allen Hamilton Holding Corporation’s internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Booz Allen Hamilton Holding Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2024, and the related notes and our report dated May 24, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tysons, Virginia
May 24, 2024

Item 9B.    Other Information.
Retirement of Dr. Shrader and Chair Transition
On May 21, 2024, Dr. Ralph W. Shrader, Chair of the Board of Directors (the “Board”) of the Company informed the Board of his intention to not stand for re-election and to retire as Chair and as a member of the Board, effective as of the Company’s annual meeting of stockholders to be held on July 24, 2024 (the “Annual Meeting”). Additionally, on May 22, 2024, the Board elected President and Chief Executive Officer, Horacio D. Rozanski, to serve as Chair, President and Chief Executive Officer, effective as of the Annual Meeting, and appointed Mark Gaumond, the Company’s Audit Committee Chair, to serve as Lead Independent Director, effective as of the Annual Meeting.
Fiscal Year 2025 Compensation Adjustments
On May 21, 2024, the Compensation, Culture and People Committee (the “Committee”) of the Board approved for fiscal year 2025 certain changes to the target total direct compensation of certain named executive officers of the Company.
The target total direct compensation for Matthew A. Calderone, Executive Vice President and Chief Financial Officer of the Company, was increased to $3,200,000, which reflects an increase of $100,000 in his base salary, an increase of $100,000 in his target cash bonus, and an increase of $300,000 in his long-term equity incentive.
The target total direct compensation for Kristine M. Anderson, Executive Vice President and Chief Operating Officer of the Company, was increased to $3,675,000, which reflects an increase of $125,000 in her target cash bonus and an increase of $250,000 in her long-term equity incentive.
Additionally, on May 21, 2024, in connection with the approval of the foregoing compensation changes and the annual equity grants for our named executed officers, the Committee approved special one-time equity grants for each of Mr. Calderone and Mses. Anderson and Nancy J. Laben, Executive Vice President and Chief Legal Officer of the Company, in the amounts of $3,000,000, $3,000,000 and $1,000,000, respectively. Mr. Calderone’s and Ms. Anderson’s grants are comprised of 50% time-based restricted stock units and 50% performance-based restricted stock units, and Ms. Laben’s grant is comprised of 100% time-based restricted stock units.
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
During the quarter ended March 31, 2024, the following activity occurred requiring disclosure under Item 408(a) of Regulation S-K:
Melody Barnes, a member of the Board of Directors, adopted a new Rule 10b5-1 trading arrangement on March 14, 2024 that will terminate on March 14, 2025. Under the trading arrangement, up to an aggregate of 1,041 shares of common stock are available to be sold by the broker upon reaching pricing targets defined in the trading arrangement.
Richard Crowe, an Executive Vice President and President for the Company's Civil sector, adopted a new Rule 10b5-1 trading arrangement on March 4, 2024 that will terminate on February 28, 2025. Under the trading arrangement, up to an aggregate of 5,249 shares of common stock are available to be sold by the broker upon reaching pricing targets defined in the trading arrangement.
Susan Penfield, our Chief Technology Officer, adopted a new Rule 10b5-1 trading arrangement on February 8, 2024 that will terminate on June 7, 2024. Under the trading arrangement, up to an aggregate of 30,161 shares of common stock issuable upon the exercise of options are available to be sold by the broker upon reaching pricing targets defined in the trading arrangement.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Information related to our directors is set forth under the caption “Proposal 1: Election of Directors” of our Proxy Statement for our Annual Meeting of Stockholders scheduled for July 24, 2024 (the “2024 Proxy Statement”). Such information is incorporated herein by reference.
Information relating to our Executive Officers is included in Part I of this Annual Report under the caption “Information about our Executive Officers.”

Information relating to compliance with Section 16(a) of the Exchange Act, to the extent required, is set forth in our 2024 Proxy Statement. Such information is incorporated herein by reference.
Information related to our code of ethics is set forth under the caption “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2024 Proxy Statement. Such information is incorporated herein by reference.
Information related to our insider trading policy is set forth under the caption “Insider Trading Policy and Policy on Hedging, Short Sales, and Speculative Transactions” of our 2024 Proxy Statement. Such information is incorporated herein by reference.
Information relating to the Audit Committee required by Item 407(d)(4) of Regulation S-K and relating to Audit Committee and Board of Directors determinations concerning whether a member of the Audit Committee is a “financial expert” as that term is defined under Item 407(d)(5) of Regulation S-K is set forth under the caption “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2024 Proxy Statement. Such information is incorporated herein by reference.
Item 11.    Executive Compensation.
Information relating to this item is set forth under the captions “Compensation Discussion and Analysis,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” of our 2024 Proxy Statement. Such information is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plans
The following table presents information concerning the securities authorized for issuance pursuant to our equity compensation plans as of March 31, 2024:

Plan Category	(a) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by securityholders	1,897,986	(1)	$67.98	5,963,821
Equity compensation plans not approved by securityholders	—		N/A	—
Total	1,897,986	(1)	$67.98	5,963,821
(1)Column (a) includes: 1,100,508 shares that have been granted as restricted stock units (RSUs) and 797,478 shares granted as options under our equity compensation plans. The weighted average price in column (b) does not take into account shares issued pursuant to RSUs.
Information relating to the security ownership of certain beneficial owners and management is included in our 2024 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
Information relating to this item is set forth under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2024 Proxy Statement. Such information is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services.
Information relating to this item is set forth under the caption “Independent Registered Public Accounting Firm Fees” of our 2024 Proxy Statement. Such information is incorporated herein by reference.
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

2.1
Membership Interest Purchase Agreement, dated May 3, 2021, among (i) Booz Allen Hamilton Inc., (ii) Liberty IT Solutions, LLC, (iii) William Greene, Christopher Bickell, and Jeff Denniston, and (iv) Southpaw Representative, LLC, in its capacity as Members' Representative (Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on May 4, 2021 (File No. 001-34972))

3.1
Seventh Amended and Restated Certificate of Incorporation of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 28, 2023 (File No. 001-34972))

3.2
Amended and Restated Bylaws of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on July 28, 2023 (File No. 001-34972))

4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

4.2
Indenture, dated August 24, 2020, among Booz Allen Hamilton Inc., the Subsidiary Guarantors party thereto and Wilmington Trust, National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 24, 2020 (File No. 001-34972))

4.3
First Supplemental Indenture, dated August 24, 2020, among Booz Allen Hamilton Inc., the Subsidiary Guarantors party thereto and Wilmington Trust, National Association (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 24, 2020 (File No. 001-34972))

4.4
Second Supplemental Indenture, dated as of November 5, 2021, among Booz Allen Hamilton Inc., the New Subsidiary Guarantors party thereto and Wilmington Trust, National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report for the period ended December 31, 2021 on Form 10-Q (File No. 001-34972))

4.5
Indenture, dated June 17, 2021, among Booz Allen Hamilton Inc., the Subsidiary Guarantors party thereto and Wilmington Trust, National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 17, 2021 (File No. 001-34972))

4.6
First Supplemental Indenture, dated June 17, 2021, among Booz Allen Hamilton Inc., the Subsidiary Guarantors party thereto and Wilmington Trust, National Association (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 17, 2021 (File No. 001-34972))

4.7
Second Supplemental Indenture, dated as of November 5, 2021, among Booz Allen Hamilton Inc., the New Subsidiary Guarantors party thereto and Wilmington Trust, National Association (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report for the period ended December 31, 2021 on Form 10-Q (File No. 001-34972))

4.8
Indenture dated as of August 4, 2023, among Booz Allen Hamilton Inc., Booz Allen Hamilton Holding Corporation, as parent guarantor, and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 4, 2023 (File No. 001-34972))

4.9
First Supplemental Indenture (including the form of 5.950% Senior Notes due 2033), dated as of August 4, 2023, among Booz Allen Hamilton Inc., Booz Allen Hamilton Holding Corporation, as parent guarantor, and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 4, 2023 (File No. 001-34972))

4.10	Form of 5.950% Senior Note due 2033 (included as Exhibit A to Exhibit 4.9 hereof)

4.11	Form of 4.000% Senior Note due 2029 (included as Exhibit A to Exhibit 4.5 hereof)

4.12	Form of 3.875% Senior Note due 2028 (included as Exhibit A to Exhibit 4.2 hereof)

4.13	Description of Capital Stock*

10.1†
2023 Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Appendix C to the Company's Definitive Proxy Statement on Schedule 14A, filed with the Commission on June 15, 2023 (File No. 001-34972))

10.2†
Third Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report for the period ended December 31, 2019 on Form 10-Q (File No. 001-34972))

10.3†
Second Amended and Restated Booz Allen Hamilton Holding Corporation Annual Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report for the period ended December 31, 2019 on Form 10-Q (File No. 001-34972))

10.4†	Booz Allen Hamilton Holding Corporation Officers’ Retirement Policy*

10.5†	Form of Booz Allen Hamilton Inc. Named Executive Officer Retirement Letter*

10.6†	Officer’s Comprehensive Medical and Dental Choice Plans (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report for the year ended March 31, 2018 on Form 10-K (File No. 001-34972))

10.7†	Retired Officer Medical Plan*

10.8†	Retired Officer’s Comprehensive Medical and Dental Choice Plans*

10.9†	Group Variable Universal Life Insurance (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report for the year ended March 31, 2015 on Form 10-K (File No. 001-34972))

10.10†	Group Personal Excess Liability Insurance*

10.11†	Officer Annual Performance Bonus Policy (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report for the year ended March 31, 2018 on Form 10-K (File No. 001-34972))

10.12†
Form of Booz Allen Hamilton Holding Corporation Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.13†	Officer Transition Policy*

10.14
Credit Agreement among Booz Allen Hamilton Inc., as the Borrower, the several lenders from time to time parties thereto, Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Lender, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Barclays Bank PLC, Citigroup Global Markets Inc., HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc. and Sumimoto Mitsui Banking Corporation, as Joint Bookrunners, Credit Suisse Securities (USA) LLC, as Syndication Agent, Barclays Bank PLC, Citigroup Global Markets Inc., HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc., Sumimoto Mitsui Banking Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents, dated as of July 31, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2012 (File No. 001-34972))

10.15
Guarantee and Collateral Agreement, among Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Inc., ASE, Inc. and Booz Allen Hamilton International, Inc., in favor of Bank of America, N.A., as Collateral Agent, dated as of July 31, 2012 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 1, 2012 (File No. 001-34972))

10.16
First Amendment to Credit Agreement, dated as of August 16, 2013, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC, SDI Technology Corporation, and Booz Allen Hamilton International, Inc., as Guarantors,, Bank of America, N.A., as Administrative Agent, Collateral Agent and New Refinancing Tranche B Term Lender, and the other Lenders and financial institutions from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 20, 2013 (File No. 001-34972))

10.17
Second Amendment to Credit Agreement, dated as of May 7, 2014, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC, SDI Technology Corporation, ASE, Inc. and Booz Allen Hamilton International, Inc., as Guarantors, Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Lender, and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2014 (File No. 001-34972))

10.18
Third Amendment to Credit Agreement, dated as of July 13, 2016, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC, SDI Technology Corporation, ASE, Inc. and Booz Allen Hamilton International, Inc., as Guarantors, Bank of America, N.A., as Administrative Agent, Collateral Agent and New Refinancing Tranche B Term Lender, and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 18, 2016 (File No. 001-34972))

10.19
Fourth Amendment to Credit Agreement, dated as of February 6, 2017, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC and SDI Technology Corporation, as Guarantors, Bank of America, N.A., as Administrative Agent, Collateral Agent and New Refinancing Tranche B Term Lender, and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2017 (File No. 001-34972))

10.20
Fifth Amendment to Credit Agreement, dated as of March 7, 2018, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC, SDI Technology Corporation, eGov Holdings, Inc. and Aquilent, Inc., as Guarantors, Bank of America, N.A., as Administrative Agent, Collateral Agent, Exchanging Lender and New Refinancing Tranche B Term Lender, and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 7, 2018 (File No. 001-34972))

10.21
Sixth Amendment to Credit Agreement, dated as of July 23, 2018, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC, SDI Technology Corporation, eGov Holdings, Inc. and Aquilent, Inc. as Guarantors, Bank of America, N.A., as Administrative Agent and Collateral Agent and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 24, 2018 (File No. 001-34972))

10.22
Seventh Amendment to the Credit Agreement, dated as of November 26, 2019, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC, SDI Technology Corporation, eGov Holdings, Inc. and Aquilent, Inc., as Guarantors, Bank of America, N.A., as Administrative Agent, Collateral Agent, Exchanging Lender and New Refinancing Tranche B Term Lender and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 26, 2019 (File No. 001-34972))

10.23
Eighth Amendment to Credit Agreement, dated as of June 24, 2021, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, eGov Holdings, Inc. and Aquilent, Inc., as Guarantors, Bank of America, N.A., as Administrative Agent and Collateral Agent and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2021 (File No. 001-34972))

10.24
Ninth Amendment to Credit Agreement, dated as of September 7, 2022, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, eGov Holdings, Inc., Aquilent, Inc. and Liberty IT Solutions, LLC, as Guarantors, Bank of America, N.A., as Administrative Agent and Collateral Agent and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2022 (File No. 001-34972))

10.25
Tenth Amendment to Credit Agreement, dated as of July 27, 2023, among Booz Allen Hamilton Inc., as borrower, Bank of America, N.A., as administrative agent and the other lenders and financial institutions party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended June 30, 2023 on Form 10-Q (File No. 001-34972))

10.26
Assumption Agreement, dated as of April 14, 2017, by eGov Holdings, Inc. and Aquilent, Inc. in favor of Bank of America, N.A., as collateral agent for the banks and other financial institutions or entities party to the Credit Agreement, as amended (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report for the period ended June 30, 2017 on Form 10-Q (File No. 001-34972))

10.27
Assumption Agreement, dated as of November 5, 2021, by Liberty IT Solutions, LLC, in favor of Bank of America, N.A., as collateral agent for the banks and other financial institutions or entities party to the Credit Agreement, as amended (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended December 31, 2021 on Form 10-Q (File No. 001-34972))

10.28†
Booz Allen Hamilton Inc. Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report for the period ended December 31, 2018 on Form 10-Q (File No. 001-34972))

10.29†
First Amendment to the Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended September 30, 2019 on Form 10-Q (File No. 001-34972))

10.30†
Form of Stock Option Agreement under the Second Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report for the year ended March 31, 2017 on Form 10-K (File No. 001-34972))

10.31†
Form of Stock Option Agreement under the Second Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.59 to the Company’s Annual Report for the year ended March 31, 2019 on Form 10-K (File No. 001-34972))

10.32†
Form of Stock Option Agreement under the Third Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.61 to the Company's Annual Report for the year ended March 31, 2020 on Form 10-K (file No. 001-34972)

10.33†	Officer Perquisites Policy (Incorporated by reference to Exhibit 10.45 to the Company’s Annual Report for the year ended March 31, 2018 on Form 10-K (File No. 001-34972))

10.34†
Form of Stock Option Agreement under the Third Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.65 to the Company’s Annual Report for the period ended March 31, 2022 on Form 10-K (File No. 001-34972))

10.35†
Form of Restricted Stock Unit Agreement under the Third Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.66 to the Company’s Annual Report for the period ended March 31, 2022 on Form 10-K (File No. 001-34972))

10.36†
Form of Performance Restricted Stock Unit Agreement under the Third Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.67 to the Company’s Annual Report for the period ended March 31, 2022 on Form 10-K (File No. 001-34972))

10.37†
Form of Stock Option Agreement under the Third Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report for the period ended March 31, 2023 on Form 10-K (File No. 001-34972))

10.38†
Form of Restricted Stock Unit Agreement under the Third Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.38 to the Company’s Annual Report for the period ended March 31, 2023 on Form 10-K (File No. 001-34972))

10.39†
Form of Performance Restricted Stock Unit Agreement under the Third Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.40 to the Company’s Annual Report for the period ended March 31, 2023 on Form 10-K (File No. 001-34972))

10.40†
Form of Stock Option Agreement under the 2023 Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report for the period ended September 30, 2023 on Form 10-Q (File No. 001-34972))

10.41†
Form of Restricted Stock Unit Agreement under the 2023 Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report for the period ended September 30, 2023 on Form 10-Q (File No. 001-34972))

10.42†
Form of Performance Restricted Stock Unit Agreement under the 2023 Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report for the period ended September 30, 2023 on Form 10-Q (File No. 001-34972))

10.43†
Form of Restricted Stock Agreement for Directors under the 2023 Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report for the period ended September 30, 2023 on Form 10-Q (File No. 001-34972))

10.44†	Form of Stock Option Agreement under the 2023 Equity Incentive Plan of Booz Allen Hamilton Holding Corporation*

10.45†	Form of Restricted Stock Unit Agreement under the 2023 Equity Incentive Plan of Booz Allen Hamilton Holding Corporation*

10.46†	Form of Performance Restricted Stock Unit Agreement under the 2023 Equity Incentive Plan of Booz Allen Hamilton Holding Corporation*

10.47†	Form of Special Performance Restricted Stock Unit Agreement under the 2023 Equity Incentive Plan of Booz Allen Hamilton Holding Corporation*

10.48	Booz Allen Hamilton Holding Corporation Insider Trading Policy*

21	Subsidiaries of the registrant*

22	List of Guarantors and Subsidiary Issuers of Guaranteed Securities*

23	Consent of Independent Registered Public Accounting Firm*

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)*

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)*

97	Booz Allen Hamilton Holding Corporation Rule 10D-1 Clawback Policy*

101	The following materials from Booz Allen Hamilton Holding Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2024 and 2023; (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2024, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2024, 2023 and 2022; (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2024, 2023 and 2022; (v) Consolidated Statements of Stockholders' Equity for the fiscal years ended March 31, 2024, 2023 and 2022; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

___________________________________
*    Filed electronically herewith.
†    Management contract or compensatory arrangement.
Item 16.    Form 10-K Summary.
    None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of May, 2024.

BOOZ ALLEN HAMILTON HOLDING CORPORATION (Registrant)

By:	/s/ Horacio D. Rozanski
Name: Horacio D. Rozanski
Title: President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Horacio D. Rozanski	President, Chief Executive Officer and Director (Principal Executive Officer)	May 24, 2024
Horacio D. Rozanski

/s/ Matthew A. Calderone	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 24, 2024
Matthew A. Calderone

/s/ Ralph W. Shrader	Chairman of the Board	May 24, 2024
Ralph W. Shrader

/s/ Joan Lordi C. Amble	Director	May 24, 2024
Joan Lordi C. Amble

/s/ Melody C. Barnes	Director	May 24, 2024
Melody C. Barnes

/s/ Michèle A. Flournoy	Director	May 24, 2024
Michèle A. Flournoy

/s/ Mark E. Gaumond	Director	May 24, 2024
Mark E. Gaumond

/s/ Ellen Jewett	Director	May 24, 2024
Ellen Jewett

/s/ Arthur E. Johnson	Director	May 24, 2024
Arthur E. Johnson

/s/ Gretchen W. McClain	Director	May 24, 2024
Gretchen W. McClain

/s/ Rory P. Read	Director	May 24, 2024
Rory P. Read

/s/ Charles O. Rossotti	Director	May 24, 2024
Charles O. Rossotti

/s/ William M. Thornberry	Director	May 24, 2024
William M. Thornberry