Form 10-Q
period 2024-06-30
Booz Allen Hamilton Holding Corp
filed 2024-07-26
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of 7/22/2024
Class A Common Stock	129,190,782

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	June 30, 2024	March 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$297,664	$554,257
Accounts receivable, net	2,281,581	2,047,342
Prepaid expenses and other current assets	121,440	137,310
Total current assets	2,700,685	2,738,909
Property and equipment, net of accumulated depreciation	185,529	188,279
Operating lease right-of-use assets	179,134	174,345
Intangible assets, net of accumulated amortization	621,942	601,043
Goodwill	2,394,109	2,343,789
Deferred tax assets	260,117	227,171
Other long-term assets	299,271	290,152
Total assets	$6,640,787	$6,563,688
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$72,188	$61,875
Accounts payable and other accrued expenses	1,138,961	1,050,670
Accrued compensation and benefits	407,427	506,130
Operating lease liabilities	47,340	43,187
Other current liabilities	71,022	30,328
Total current liabilities	1,736,938	1,692,190
Long-term debt, net of current portion	3,330,351	3,349,941
Operating lease liabilities, net of current portion	181,049	182,134
Income tax reserves	125,332	120,237
Other long-term liabilities	183,176	172,624
Total liabilities	5,556,846	5,517,126
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, Class A - $0.01 par value - authorized: 600,000,000 shares; issued: 167,705,104 and 167,402,268 shares at June 30, 2024 and March 31, 2024, respectively; outstanding: 129,350,374 and 129,643,123 shares at June 30, 2024 and March 31, 2024, respectively	1,677	1,674
Treasury stock, at cost - 38,354,730 and 37,759,145 shares at June 30, 2024 and March 31, 2024	(2,367,452)	(2,277,546)
Additional paid-in capital	940,404	908,837
Retained earnings	2,501,909	2,404,065
Accumulated other comprehensive income	7,403	9,532
Total stockholders’ equity	1,083,941	1,046,562
Total liabilities and stockholders’ equity	$6,640,787	$6,563,688

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended June 30,
	2024	2023
Revenue	$2,941,797	$2,654,486
Operating costs and expenses:
Cost of revenue	1,371,234	1,251,916
Billable expenses	944,981	812,304
General and administrative expenses	329,289	314,001
Depreciation and amortization	41,129	41,847
Total operating costs and expenses	2,686,633	2,420,068
Operating income	255,164	234,418
Interest expense	(45,931)	(35,474)
Other income, net	5,128	1,924
Income before income taxes	214,361	200,868
Income tax expense	49,128	39,480
Net income	165,233	161,388
Earnings per common share (Note 4):
Basic	$1.27	$1.22
Diluted	$1.27	$1.22
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Amounts in thousands)

	Three Months Ended June 30,
	2024	2023
Net income	$165,233	$161,388
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on derivatives designated as cash flow hedges	(2,240)	3,741
Change in postretirement plan costs	111	(383)
Total other comprehensive income (loss), net of tax	(2,129)	3,358
Comprehensive income	163,104	164,746

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in thousands)	Three Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$165,233	$161,388
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	41,129	41,847
Noncash lease expense	12,450	13,610
Stock-based compensation expense	19,928	17,685
Amortization of debt issuance costs	1,351	1,027
Net losses on dispositions, and other	1,169	1,208
Changes in operating assets and liabilities:
Accounts receivable, net	(217,089)	(325,363)
Deferred income taxes and income taxes receivable / payable	44,086	31,509
Prepaid expenses and other current and long-term assets	(26,692)	(10,217)
Accrued compensation and benefits	(76,124)	(56,738)
Accounts payable and other accrued expenses	90,203	74,389
Other current and long-term liabilities	(3,516)	(21,877)
Net cash provided by (used in) operating activities	52,128	(71,532)
Cash flows from investing activities
Purchases of property, equipment, and software	(32,442)	(10,488)
Payments for business acquisitions and dispositions, net of cash acquired	(92,541)	(406)
Payments for cost method investments	(2,344)	(4,160)
Net cash used in investing activities	(127,327)	(15,054)
Cash flows from financing activities
Proceeds from issuance of common stock	8,613	6,925
Stock option exercises	3,029	11,176
Repurchases of common stock	(116,289)	(128,390)
Cash dividends paid	(66,434)	(63,034)
Proceeds from revolving credit facility	—	75,000
Repayments on revolving credit facility, term loans, and Senior Notes	(10,313)	(10,313)
Net cash used in financing activities	(181,394)	(108,636)
Net decrease in cash and cash equivalents	(256,593)	(195,222)
Cash and cash equivalents––beginning of period	554,257	404,862
Cash and cash equivalents––end of period	$297,664	$209,640
Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$26,792	$26,091
Income taxes	$(52)	$2,868
Supplemental disclosures of non-cash investing activities:
Unpaid property, equipment and software purchases	$7,893	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands, except share data)	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2024	167,402,268	$1,674	(37,759,145)	$(2,277,546)	$908,837	$2,404,065	$9,532	$1,046,562
Issuance of common stock	236,588	2	—	—	8,611	—	—	8,613
Stock options exercised	66,248	1	—	—	3,028	—	—	3,029
Repurchase of common stock (1)	—	—	(595,585)	(89,906)	—	—	—	(89,906)
Net income	—	—	—	—	—	165,233	—	165,233
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,129)	(2,129)
Dividends paid of $0.51 per share of common stock	—	—	—	—	—	(67,389)	—	(67,389)
Stock-based compensation expense	—	—	—	—	19,928	—	—	19,928
Balance at June 30, 2024	167,705,104	$1,677	(38,354,730)	$(2,367,452)	$940,404	$2,501,909	$7,403	$1,083,941

Balance at March 31, 2023	165,872,332	$1,659	(34,234,744)	$(1,859,905)	$769,460	$2,051,455	$29,333	$992,002
Issuance of common stock	396,569	4	—	—	6,921	—	—	6,925
Stock options exercised	252,382	2	—	—	11,174	—	—	11,176
Repurchase of common stock (2)	—	—	(1,170,169)	(112,981)	—	—	—	(112,981)
Net income	—	—	—	—	—	161,388	—	161,388
Other comprehensive income, net of tax	—	—	—	—	—	—	3,358	3,358
Dividends paid of $0.47 per share of common stock	—	—	—	—	—	(62,482)	—	(62,482)
Stock-based compensation expense	—	—	—	—	17,685	—	—	17,685
Balance at June 30, 2023	166,521,283	$1,665	(35,404,913)	$(1,972,886)	$805,240	$2,150,361	$32,691	$1,017,071
(1) During the three months ended June 30, 2024, the Company purchased 0.5 million shares of the Company’s Class A Common Stock in a series of open market transactions for $78.3 million. Additionally, the Company repurchased shares for $11.6 million during the three months ended June 30, 2024 to cover the minimum statutory taxes on repurchases and restricted stock units that vested on various dates during the period.
(2) During the three months ended June 30, 2023, the Company purchased 1.0 million shares of the Company’s Class A Common Stock in a series of open market transactions for $100.1 million. Additionally, the Company repurchased shares for $12.9 million during the three months ended June 30, 2023 to cover the minimum statutory taxes on repurchases and restricted stock units that vested on various dates during the period.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

1. Business Overview
Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or the Company, we, us, and our, was incorporated in Delaware in May 2008. The Company provides management and technology consulting, analytics, engineering, digital solutions, mission operations, cyber services and artificial intelligence to U.S. and international governments, major corporations, and not-for-profit organizations. The Company reports operating results and financial data in one reportable segment. The Company is headquartered in McLean, Virginia, with approximately 35,100 employees as of June 30, 2024.
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries that are majority-owned or otherwise controlled by the Company, and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the information contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2024. The interim period unaudited condensed consolidated financial statements are presented as described below. Certain information and disclosures normally required for annual financial statements have been condensed or omitted pursuant to GAAP and SEC rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation of the results of the interim periods presented have been included. The Company’s fiscal year ends on March 31 and, unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31. The results of operations for the three months ended June 30, 2024 are not necessarily indicative of results to be expected for the full fiscal year.
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
Investments in Variable Interest Entities and Other Investments
The Company invests in certain companies that advance or develop new technologies applicable to its business. Each investment is evaluated for consolidation under the variable interest entities model and/or the voting interest model. The results of these investments are not material to the unaudited condensed and consolidated financial statements for the periods presented. The Company uses the equity method to account for investments in entities that it does not control if it is otherwise able to exert significant influence over the entities' operating and financial policies. Equity investments in entities over which the Company does not have the ability to exercise significant influence and whose securities do not have a readily determinable fair value are accounted for under the measurement alternative. As of June 30, 2024 and March 31, 2024, respectively, the total of equity and other investments related to unconsolidated entities included in other long term assets of the Company’s condensed consolidated balance sheet were $44.4 million and $42.0 million.
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
3. Revenue
The Company's revenues from contracts with customers (clients) are derived from offerings that include management and technology consulting services, analytics, digital solutions, engineering, mission operations, cyber services and artificial intelligence, substantially all with the U.S. government and its agencies and, to a lesser extent, subcontractors. The Company also serves foreign governments, as well as domestic and international commercial clients. The Company performs and generates revenue under three basic types of contracts, which include cost-reimbursable contracts, time-and-materials contracts, and fixed-price contracts.
Contract Estimates
We recognize revenue for many of our contracts under a contract cost-based input method and require an Estimate-at-Completion (“EAC”) process, which management uses to review and monitor the progress towards the completion of our performance obligations. Under this process, management considers various inputs and assumptions related to the EAC, including, but not limited to, progress towards completion, labor costs and productivity, material and subcontractor costs, and identified risks. Estimating the total cost at the completion of our performance obligations is subjective and requires management to make assumptions about future activity and cost drivers under the contract. Changes in these estimates can occur for a variety of reasons and, if significant, may impact the profitability of the Company’s contracts. Changes in estimates related to contracts accounted for under the EAC process are recognized on a cumulative catch-up basis in the period when such changes are determinable and reasonably estimable. If the estimate of contract profitability indicates an anticipated loss on a contract, the Company recognizes the total loss at the time it is identified. For each of the three months ended June 30, 2024 and 2023, the aggregate impact of adjustments in contract estimates was not material.
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
Revenue by Contract Type:
The Company performs and generates revenue under the following three basic types of contracts:
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

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
The table below presents the total revenue for each type of contract:

	Three Months Ended June 30,
	2024		2023
Cost-reimbursable	$1,659,923	56%	$1,450,184	55%
Time-and-materials	670,568	23%	635,733	24%
Fixed-price	611,306	21%	568,569	21%
Total Revenue	$2,941,797	100%	$2,654,486	100%
Revenue by Customer Type:

	Three Months Ended June 30,
	2024		2023
Defense Clients	$1,416,870	48%	$1,224,317	46%
Intelligence Clients	461,039	16%	476,497	18%
Civil Clients (1)	1,063,888	36%	953,672	36%
Total Revenue	$2,941,797	100%	$2,654,486	100%
(1) As of the first quarter of fiscal 2025, Civil Clients includes revenue from Global Commercial Clients, which was previously separately reported. Prior periods’ revenues have been recast to reflect the change.
Revenue by Whether the Company Acts as a Prime Contractor or a Subcontractor:

	Three Months Ended June 30,
	2024		2023
Prime Contractor	$2,807,685	95%	$2,517,558	95%
Subcontractor	134,112	5%	136,928	5%
Total Revenue	$2,941,797	100%	$2,654,486	100%
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
As of June 30, 2024 and March 31, 2024, the Company had $9.6 billion and $8.7 billion of remaining performance obligations, respectively. We expect to recognize approximately 70% of the remaining performance obligations at June 30, 2024 as revenue over the next 12 months, and approximately 80% over the next 24 months. The remainder is expected to be recognized thereafter.
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

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Contract assets primarily consist of unbilled receivables typically resulting from revenue recognized exceeding the amount billed to the customer and right to payment is not just subject to the passage of time. Unbilled amounts represent revenues for which billings have not been presented to customers. These amounts are generally billed and collected within one year subject to various conditions including, without limitation, appropriated and available funding. Long-term unbilled receivables not anticipated to be billed and collected within one year, which are primarily related to retainage, holdbacks, and long-term rate settlements to be billed at contract closeout, are included in other long-term assets in the accompanying condensed consolidated balance sheets. Contract liabilities primarily consist of advance payments, billings in excess of costs incurred and deferred revenue. Contract assets and liabilities are reported on a net contract basis at the end of each reporting period. The Company maintains an allowance for credit losses to provide for an estimate of uncollectible receivables. Provision for credit losses recognized was not material for each of the three months ended June 30, 2024 and 2023.
The following table summarizes the contract assets and liabilities, and accounts receivable, net of allowance recognized on the Company’s condensed consolidated balance sheets:

	June 30, 2024	March 31, 2024
Current assets
Accounts receivable–billed	$847,174	$700,066
Accounts receivable–unbilled (contract assets)	1,434,759	1,347,577
Allowance for credit losses	(352)	(301)
Accounts receivable, net	2,281,581	2,047,342
Other long-term assets
Accounts receivable–unbilled (contract assets)	57,673	57,355
Total accounts receivable, net	$2,339,254	$2,104,697
Other current liabilities
Advance payments, billings in excess of costs incurred and deferred revenue (contract liabilities)	$21,966	$15,527
Changes in contract assets and contract liabilities are primarily due to the timing difference between the Company’s performance of services and payments from customers. For the three months ended June 30, 2024 and 2023, we recognized revenue of $8.4 million and $14.4 million, respectively, related to our contract liabilities on April 1, 2024 and 2023, respectively. To determine revenue recognized from contract liabilities during the reporting periods, the Company allocates revenue to individual contract liability balances and applies revenue recognized during the reporting periods first to the beginning balances of contract liabilities until the revenue exceeds the balances.
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
The Company currently has outstanding shares of Class A Common Stock. Holders of certain unvested Class A Restricted Common Stock are entitled to participate in non-forfeitable dividends or other distributions (“participating securities”). These unvested restricted shares participated in the Company's dividends declared and paid in the first quarter of fiscal 2025 and 2024. As such, EPS is calculated using the two-class method whereby earnings are reduced by distributed earnings as well as any available undistributed earnings allocable to holders of these unvested restricted shares. A reconciliation of the income used to compute basic and diluted EPS for the periods presented are as follows:

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

	Three Months Ended June 30,
	2024	2023
Numerator (1):
Earnings for basic computations	$164,433	$160,146
Earnings for diluted computations	$164,435	$160,149
Denominator:
Weighted-average common stock shares outstanding, basic	129,387,052	131,031,979
Dilutive stock options and restricted stock	530,211	498,654
Weighted-average common stock shares outstanding, diluted (2)	129,917,263	131,530,633
Earnings per common share:
Basic	$1.27	$1.22
Diluted (2)	$1.27	$1.22
(1)    The difference between earnings for basic and diluted computations and net income presented on the condensed consolidated statements of operations is due to undistributed earnings and dividends allocated to the participating securities. There were approximately 0.6 million and 1.0 million shares of participating securities for the three months ended June 30, 2024 and 2023, respectively.
(2)    The impact of anti-dilutive options excluded from the calculation of EPS was not material during the periods presented.
5. Acquisition, Goodwill and Intangible Assets
Acquisition
On June 7, 2024, the Company completed the acquisition of PAR Government Systems Corporation (“PGSC”), a wholly owned subsidiary of PAR Technology Corporation, for approximately $94.8 million, net of post-closing adjustments and incurred transaction costs as part of the acquisition. PGSC was founded in 1985 and headquartered in Rome, New York, and delivers differentiated services and solutions in strategic mission areas, including the provision of real-time communications and mobile situational awareness to maintain battlespace dominance for a range of government customers. The acquisition was funded with cash on hand. As a result of the transaction, PGSC became a wholly owned subsidiary of Booz Allen Hamilton Inc.
Under the terms of the purchase agreement, the purchase price is subject to post-closing working capital and other customary adjustments. The final purchase price allocations will be completed after the underlying information has been finalized and agreed upon by the seller and the Company.
The acquisition is accounted for under the acquisition method of accounting, which requires the total acquisition consideration to be allocated to the assets acquired and liabilities assumed based on an estimate of the acquisition date fair value, with the difference reflected in goodwill. The preliminary goodwill of $50.3 million is primarily attributable to the expected synergies between the Company and PGSC and PGSC’s specialized workforce and is deductible for tax purposes.
The Company preliminarily recognized $33.7 million of intangible assets which consists primarily of contract assets and are being amortized over the estimated useful life of twelve years.
The valuation of PGSC’s assets acquired and liabilities assumed are preliminary and based on valuation estimates and assumptions. Although the Company does not currently expect material changes to the initial value of net assets acquired, the Company continues to evaluate assumptions related to the valuation of the assets acquired and liabilities assumed. Any adjustments to our estimates of purchase price allocation will be made in the periods in which the adjustments are determined, and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition dates.
Goodwill
As of June 30, 2024 and March 31, 2024, goodwill was $2,394.1 million and $2,343.8 million, respectively. The $50.3 million increase in the carrying amount of goodwill was attributable the Company's acquisition of PGSC.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Intangible Assets
Intangible assets consisted of the following:

	June 30, 2024			March 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Programs and contract assets, channel relationships, and other amortizable intangible assets	$624,664	$253,836	$370,828	$591,895	$237,764	$354,131
Software	157,438	96,524	60,914	146,284	89,572	56,712
Total amortizable intangible assets	$782,102	$350,360	$431,742	$738,179	$327,336	$410,843
Unamortizable intangible assets:
Trade name	$190,200	$—	$190,200	$190,200	$—	$190,200
Total	$972,302	$350,360	$621,942	$928,379	$327,336	$601,043
The $43.9 million increase in the gross carrying amount of intangible assets was primarily attributable the Company's acquisition of PGSC, with the remainder resulting from increases in the Company’s internally developed software.
6. Accounts Payable and Other Accrued Expenses
Accounts payable and other accrued expenses consisted of the following:

	June 30, 2024	March 31, 2024
Vendor payables	$661,948	$653,131
Accrued expenses	477,013	397,539
Total accounts payable and other accrued expenses	$1,138,961	$1,050,670
Accrued expenses consisted primarily of the Company’s provision for claimed indirect costs (approximately $374.8 million and $363.7 million as of June 30, 2024 and March 31, 2024, respectively). See Note 15, “Commitments and Contingencies,” to the condensed consolidated financial statements for further discussion of this item.
7. Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following:

	June 30, 2024	March 31, 2024
Bonus	$30,889	$151,063
Retirement	86,976	57,465
Vacation	244,576	223,385
Other	44,986	74,217
Total accrued compensation and benefits	$407,427	$506,130

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
8. Debt
Debt consisted of the following on the dates below:

	June 30, 2024		March 31, 2024
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Term Loan A	6.679%	$1,577,813	6.677%	$1,588,125
Senior Notes due 2028	3.875%	700,000	3.875%	700,000
Senior Notes due 2029	4.000%	500,000	4.000%	500,000
Senior Notes due 2033	5.950%	650,000	5.950%	650,000
Less: Unamortized debt issuance costs and discount on debt		(25,274)		(26,309)
Total		3,402,539		3,411,816
Less: Current portion of long-term debt		(72,188)		(61,875)
Long-term debt, net of current portion		$3,330,351		$3,349,941
Credit Agreement
Booz Allen Hamilton Inc. (“Booz Allen Hamilton”), Booz Allen Hamilton Investor Corporation (“Investor”), and certain wholly owned subsidiaries of Booz Allen Hamilton are parties to a Credit Agreement dated as of July 31, 2012, as amended (the “Credit Agreement”), with certain institutional lenders and Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Lender. As of June 30, 2024, the Credit Agreement provided Booz Allen Hamilton with a $1,577.8 million Term Loan A (“Term Loan A”) and a $1.0 billion revolving credit facility (the “Revolving Credit Facility”), with a sub-limit for letters of credit of $200.0 million. As of June 30, 2024, the maturity date of Term Loan A and the Revolving Commitments is September 7, 2027. Voluntary prepayments of Term Loan A and the Revolving Loans are permitted at any time, in minimum principal amounts, without premium or penalty. Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement were secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement and related documentation; such security was released in connection with Booz Allen Hamilton obtaining investment grade ratings from both Moody's and S&P. On September 7, 2022 (the “Ninth Amendment Effective Date”), the previously outstanding Term Loan B loans under the Credit Agreement were prepaid in full.
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
The Company occasionally borrows under the Revolving Credit Facility for our working capital needs. During the first quarter of fiscal 2024, we borrowed $75.0 million on our Revolving Credit Facility for working capital needs, which was subsequently repaid in the second quarter of fiscal 2024. There were no borrowings during the first quarter of fiscal 2025 and as of June 30, 2024 and March 31, 2024, respectively, there was no outstanding balance on the Revolving Credit Facility.
Borrowings under Term Loan A, and if used, the Revolving Credit Facility, incur interest at a variable rate. As of June 30, 2024, The Company had interest rate swaps with an aggregate notional amount of $550.0 million. These instruments hedge the variability of cash outflows for interest payments on a portion of the Company’s floating rate borrowings under the Credit Agreement. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense (See Note 9, “Derivatives,” to our condensed consolidated financial statements).
Interest payments made on the Company’s term loan during the quarter ended June 30, 2024 and 2023, respectively, were $26.8 million and $26.1 million.
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. In connection with Booz Allen Hamilton obtaining investment grade ratings from both Moody's and S&P, certain activities previously restricted by certain negative covenants are permitted subject to pro forma compliance with the financial covenants and no events of default having occurred or are continuing. In addition, Booz Allen Hamilton is required to meet certain financial covenants at each quarter end, specifically the consolidated net total leverage ratio. As of June 30, 2024 and March 31, 2024, Booz Allen Hamilton was in compliance with all financial covenants associated with its debt and debt-like instruments.
Senior Notes
The following table summarizes the material terms of the Company’s Senior Notes as of June 30, 2024:

	Indenture Date	Principal	Interest Rate	Maturity Date	Interest Payable	Issuance Costs
Senior Notes due 2033	8/4/2023	$650,000	5.950%	8/4/2033	February and August 4	$12,400
Senior Notes due 2029	6/17/2021	500,000	4.000%	7/1/2029	July and January 1	6,500
Senior Notes due 2028	8/24/2020	700,000	3.875%	9/1/2028	March and September 1	9,200
Total		$1,850,000				$28,100
Interest is payable semi-annually in cash in arrears, with the principal due at maturity. Issuance Costs were recorded as an offset against the carrying value of respective debt and are being amortized to interest expense over the term of the respective debt. For further information on the Senior Notes, including terms, conditions, restrictions and redemption options, see Note 10, “Debt,” of the Company’s consolidated financial statements included in the fiscal 2024 Annual Report on Form 10-K.
All Senior Notes’ indentures contain certain covenants, events of default and other customary provisions. In connection with the Senior Notes obtaining investment grade ratings from Moody's and S&P in January 2023, certain negative covenants in the indentures governing the Senior Notes 2028 and Senior Notes 2029 were suspended, and the related guarantees were released. The Senior Notes due 2033 are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Booz Allen Hamilton Holding Corporation, pursuant to the relevant indenture.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Interest Expense
Interest expense consisted of the following:

	Three Months Ended June 30,
	2024	2023
	(In thousands)
Term Loan A	26,789	26,103
Revolving Credit Facility	—	17
Senior Notes	21,450	11,781
Amortization of Debt Issuance Cost (DIC) and Original Issue Discount (OID) (1)	1,351	1,027
Interest Rate Swaps	(3,760)	(3,568)
Other	101	114
Total Interest Expense	$45,931	$35,474
(1) DIC and OID on the Term Loans and Senior Notes are recorded as a reduction of long-term debt in the condensed consolidated balance sheet and are amortized ratably over the life of the related debt using the effective rate method. DIC on the Company’s Revolving Credit Facility is recorded as a long-term asset on the condensed consolidated balance sheet and amortized ratably over the term of the Revolving Credit Facility.
9. Derivatives
The Company utilizes derivative financial instruments to manage interest rate risk related to its variable rate debt. The Company’s objectives in using these interest rate derivatives, which were designated as cash flow hedges, are to manage its exposure to interest rate movements and reduce volatility of interest expense.
The following table summarizes the material terms of the Company’s outstanding interest rate swap derivative contracts as of June 30, 2024:

Effective Date	Maturity Date	Terms	Notional Amount
April 28, 2023	June 30, 2025	Variable to Fixed	$200,000
June 30, 2023	June 30, 2026	Variable to Fixed	150,000
June 28, 2024	June 30, 2027	Variable to Fixed	200,000
		Total	$550,000
The floating-to-fixed interest rate swaps involve the exchange of variable interest amounts from a counterparty for the Company making fixed-rate interest payments over the life of the agreements without exchange of the underlying notional amount and effectively convert a portion of the variable rate debt into fixed interest rate debt.
Derivative instruments are recorded in the condensed consolidated balance sheet on a gross basis at estimated fair value. As of June 30, 2024, $8.3 million, $0.6 million and $1.7 million were classified as other current assets, other long-term assets and other long-term liabilities, respectively, on the condensed consolidated balance sheet. As of March 31, 2024, $8.7 million and $1.6 million were classified as other current assets and other long-term assets, respectively, on the condensed consolidated balance sheet.
For interest rate swaps designated as cash flow hedges, the changes in the fair value of derivatives are recorded in Accumulated Other Comprehensive Income (“AOCI”), net of taxes, and are subsequently reclassified into interest expense, net in the period that the hedged forecasted interest payments are made on the Company's variable-rate debt. The effect of derivative instruments on the accompanying condensed consolidated financial statements for the periods presented is as follows:

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

Derivatives in Cash Flow Hedging Relationships	Location of Gain or (Loss) Recognized in Income on Derivatives	Pre-Tax Gain Recognized in AOCI on Derivatives		Pre-Tax Gain Reclassified from AOCI into Income
		Three Months Ended June 30,		Three Months Ended June 30,
		2024	2023	2024	2023
Interest rate swaps	Interest expense	$739	$8,599	$3,760	$3,568
Over the next 12 months, the Company estimates that $8.3 million will be reclassified as a decrease to interest expense. Cash flows associated with periodic settlements of interest rate swaps will be classified as operating activities in the condensed consolidated statement of cash flows.
The Company is subject to counterparty risk in connection with its interest rate swap derivative contracts. Credit risk related to a derivative financial instrument represents the possibility that the counterparty will not fulfill the terms of the contract. The Company mitigates this credit risk by entering into agreements with credit-worthy counterparties, diversifying across multiple counterparties, and regularly reviewing credit exposure and the creditworthiness of each counterparty.
10. Income Taxes
The Company’s effective income tax rates were 22.9% and 19.7% for the three months ended June 30, 2024 and 2023, respectively. Our effective tax rates for these periods differ from the federal statutory rate of 21.0% primarily due to the inclusion of state and foreign income taxes and permanent rate differences, which are predominantly related to certain executive compensation and the accrual of reserves for uncertain tax positions, offset by research and development tax credits, excess tax benefits for employee share-based compensation, and the Foreign Derived Intangible Income deduction.
As of June 30, 2024 and March 31, 2024 the Company recorded $120.0 million and $115.4 million, respectively, of reserves for uncertain tax positions primarily related to research and development tax credits.
As of June 30, 2024 and March 31, 2024, the Company has recorded both a current income tax receivable (classified as prepaid expenses and other current assets) and a current income tax payable (classified as other current liabilities) on its condensed consolidated balance sheet. These amounts are reflective of fiscal 2024 and 2025 tax accruals in each U.S. Federal, state, and foreign jurisdiction, as adjusted for estimated payments made to date. In addition, as of both June 30, 2024 and March 31, 2024, the Company has recorded a long-term income tax receivable of $152.5 million, which represents the amended U.S. federal return refund claims for research and development tax credits and the carryback claim for the fiscal 2021 net operating loss which is classified as other long-term assets on the condensed consolidated balance sheet. The Company is currently under federal audit by the IRS for fiscal years 2016, 2017 and 2019-2021 and the receipt of our U.S federal return refund claims is contingent upon the completion of the ongoing IRS audits.
11. Employee Benefit Plans
The Company sponsors the Employees’ Capital Accumulation Plan (the “ECAP”) which is a qualified defined contribution plan that covers eligible U.S. and certain international employees. The ECAP provides for distributions to participants by reason of retirement, death, disability, or termination of employment. The Company provides an annual matching contribution of up to 6% of eligible annual compensation. Total expense recognized for matching contributions under the ECAP were $61.7 million and $54.3 million for the three months ended June 30, 2024 and 2023, respectively.
The Company also provides post-retirement healthcare benefits to former officers under a medical indemnity insurance plan, with premiums paid by the Company. As of June 30, 2024 and March 31, 2024, the unfunded status of the post-retirement medical plan was $127.5 million and $127.0 million, respectively, which is included in other long-term liabilities in the accompanying condensed consolidated balance sheets. Balance sheet and income statement impacts of any remaining benefit plans are immaterial for all periods presented in these condensed consolidated financial statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
12. Accumulated Other Comprehensive Income
All amounts recorded in other comprehensive income are related to the Company's post-retirement plans and interest rate swaps designated as cash flow hedges. The following table shows the changes in accumulated other comprehensive income, net of tax:

	Three Months Ended June 30, 2024
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of period	$1,976	$7,556	$9,532
Other comprehensive income before reclassifications(1)	—	548	548
Amounts reclassified from accumulated other comprehensive income (2)	111	(2,788)	(2,677)
Net current-period other comprehensive income (loss)	111	(2,240)	(2,129)
End of period	$2,087	$5,316	$7,403
(1) Changes in other comprehensive income before reclassification for derivatives designated as cash flow hedges are recorded net of tax expense of $0.2 million for the three months ended June 30, 2024. The tax impact of other comprehensive income before reclassification for post-retirement plans for the three months ended June 30, 2024 was immaterial.
(2) The reclassifications from accumulated other comprehensive income to net income for derivatives designated as cash flow hedges are recorded net of tax expense of $1.0 million for the three months ended June 30, 2024. The tax impact of reclassifications from accumulated other comprehensive income to net income for post-retirement plans for the three months ended June 30, 2024 was immaterial.

	Three Months Ended June 30, 2023
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of period	$19,450	$9,883	$29,333
Other comprehensive income before reclassifications(3)	—	6,356	6,356
Amounts reclassified from accumulated other comprehensive income(4)	(383)	(2,615)	(2,998)
Net current-period other comprehensive (loss) income	(383)	3,741	3,358
End of period	$19,067	$13,624	$32,691
(3) Changes in other comprehensive income before reclassification for derivatives designated as cash flow hedges are recorded net of tax expense of $2.2 million for the three months ended June 30, 2023. The tax impact of other comprehensive income before reclassification for post-retirement plans for the three months ended June 30, 2023 was immaterial.
(4) The reclassifications from accumulated other comprehensive income to net income for derivatives designated as cash flow hedges are recorded net of tax expense of $0.9 million for the three months ended June 30, 2023. The tax impact of reclassifications from accumulated other comprehensive income to net income for post-retirement plans for the three months ended June 30, 2023 was immaterial.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
13. Stock-Based Compensation
The following table summarizes stock-based compensation expense recognized in the condensed consolidated statements of operations:

	Three Months Ended June 30,
	2024	2023
Cost of revenue	$7,359	$7,914
General and administrative expenses	12,569	9,771
Total	$19,928	$17,685
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

	Three Months Ended June 30,
	2024	2023
Equity Incentive Plan Options	$248	$320
Restricted Stock and other awards	19,680	17,365
Total	$19,928	$17,685
As of June 30, 2024, there was $123.1 million of total unrecognized compensation cost related to unvested stock-based compensation agreements. Absent the effect of forfeiture or acceleration of stock compensation cost for any departures of employees, the following table summarizes the unrecognized compensation cost and the weighted-average period the cost is expected to be amortized (excludes any future award):

	June 30, 2024
	Unrecognized Compensation Cost	Weighted Average Remaining Period to be Recognized (in years)
Equity Incentive Plan Options	$2,214	3.45
Restricted Stock Awards	120,884	2.04
Total	$123,098
Equity Incentive Plan
During the three months ended June 30, 2024, the Board of Directors granted 0.5 million time-based and performance-based restricted stock units to certain employees of the Company. The aggregate value of these awards was $82.5 million based on the grant date fair value. The performance-based awards granted during the three months ended June 30, 2024 included additional market conditions related to the Company’s total shareholder return relative to its peer group over the three-year performance period. The Company recognizes compensation expense for these performance-based awards with market conditions based on the grant-date fair value calculated using a Monte Carlo model.
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

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

	Recurring Fair Value Measurements as of June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Current derivative instruments (1)	$—	$8,289	$—	$8,289
Long-term derivative instruments (1)	—	645	—	645
Long-term deferred compensation plan asset (2)	37,163	—	—	37,163
Total Assets	$37,163	$8,934	$—	$46,097
Liabilities:
Long-term derivative instruments (1)	—	1,686	—	1,686
Long-term deferred compensation plan liability (2)	37,163	—	—	37,163
Total Liabilities	$37,163	$1,686	$—	$38,849

	Recurring Fair Value Measurements as of March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Current derivative instruments (1)	$—	$8,713	$—	$8,713
Long-term derivative instruments (1)	—	1,556	—	1,556
Long-term deferred compensation plan asset (2)	28,957	—	—	28,957
Total Assets	$28,957	$10,269	$—	$39,226
Liabilities:
Long-term deferred compensation plan liability (2)	28,957	—	—	28,957
Total Liabilities	$28,957	$—	$—	$28,957
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
The fair value of the Company's cash and cash equivalents, which are Level 1 inputs, approximated its carrying value at June 30, 2024 and March 31, 2024. The Company’s cash and cash equivalent balances presented on the accompanying condensed consolidated balance sheets include $98.2 million and $192.7 million of marketable securities in money market funds as of June 30, 2024 and March 31, 2024, respectively.
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

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

	June 30, 2024		March 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Term Loan A	$1,577,813	$1,573,868	$1,588,125	$1,582,170
3.875% Senior Notes due 2028	700,000	659,785	700,000	656,677
4.000% Senior Notes due 2029	500,000	469,020	500,000	465,470
5.950% Senior Notes due 2033	650,000	667,654	650,000	672,815
For our investments that are measured at fair value on a non-recurring basis, we did not have any material measurement adjustments during the three months ended June 30, 2024, with the exception of the assets and liabilities acquired through our acquisitions (see Note 5, “Acquisition, Goodwill and Intangible Assets,” to the condensed consolidated financial statements).
15. Commitments and Contingencies
Letters of Credit and Third-Party Guarantees
As of June 30, 2024 and March 31, 2024, the Company was contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that totaled $4.8 million and $4.4 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At June 30, 2024 and March 31, 2024, respectively, approximately $1.7 million and $1.3 million of these instruments reduced the available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $7.5 million facility of which $4.4 million was available to the Company at both June 30, 2024 and March 31, 2024.
Government Contracting Matters - Provision for Claimed Indirect Costs
For the three months ended June 30, 2024 and 2023, approximately 99% and 98%, respectively, of the Company's revenue was generated from contracts where the end user was an agency or department of the U.S. government, including contracts where the Company performed either as a prime contractor or subcontractor, and regardless of the geographic location in which the work was performed. As noted in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024, in the ordinary course of business, agencies of the U.S. government, including the Defense Contract Audit Agency (“DCAA”), audit the Company’s claimed indirect costs and conduct inquiries and investigations of our business practices with respect to government contracts to determine whether the Company's operations are conducted in accordance with these requirements and the terms of the relevant contracts. Based upon DCAA’s recent audit findings, the Company reduced a portion of its provision for claimed indirect costs related to fiscal 2022 by approximately $18.3 million during the second quarter of fiscal 2024, which resulted in a corresponding increase to revenue, to reflect our best estimate of the final indirect cost rates for fiscal 2022. Operating income for the fiscal year ended March 31, 2024 was accordingly increased by $18.3 million and net income was increased by $13.5 million (or $0.10 of basic and diluted earnings per common share for the fiscal year ended March 31, 2024). Our final indirect cost rates for fiscal 2022 remain subject to negotiation with the Defense Contract Management Agency (“DCMA”) Administrative Contracting Officer. Management believes it has recorded the appropriate provision for claimed indirect costs for any audit, inquiry, or investigation of which it is aware that may be subject to any reductions and/or penalties. As of June 30, 2024 and March 31, 2024, the Company had recorded liabilities of approximately $374.8 million and $363.7 million, respectively, for estimated adjustments to claimed indirect costs based on its historical DCAA audit results, including the final resolution of such audits with DCMA, for claimed indirect costs incurred subsequent to fiscal 2011, and for contracts not yet closed that are subject to audit and final resolution.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Litigation
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government, which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of both June 30, 2024 and March 31, 2024, there were no material amounts accrued in the condensed consolidated financial statements related to these proceedings as either the amounts are immaterial or the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with these matters.

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
The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources, and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 filed with the Securities and Exchange Commission on May 24, 2024, or Annual Report, and under Part II, “Item 1A. Risk Factors,” and “— Special Note Regarding Forward Looking Statements” of this Quarterly Report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Our fiscal year ends March 31 and, unless otherwise noted, references to years or fiscal are for fiscal years ended March 31. See “—Results of Operations.”
Overview
Trusted to transform missions with the power of tomorrow’s technologies, Booz Allen advances the nation’s most critical civil, defense, and national security priorities. Our ability to deliver value to our clients has always been, and continues to be, a product of the strong character, expertise and tremendous passion of our people. Our approximately 35,100 employees work to solve hard problems by making clients' missions their own, combining decades of consulting and domain expertise with functional expertise in areas such as analytics, digital solutions, engineering, cyber and artificial intelligence, all fostered by a culture of innovation that extends to all reaches of the Company.
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
Financial and Other Highlights
During the first quarter of fiscal 2025, the Company generated year over year revenue growth and increased client staff headcount.
Revenue increased 10.8% to $2,941.8 million in the three months ended June 30, 2024 from $2,654.5 million in the three months ended June 30, 2023. The increase was primarily driven by strong demand for our services and solutions as well as continued headcount growth.
Operating income increased 8.9% to $255.2 million in the three months ended June 30, 2024 from $234.4 million in the three months ended June 30, 2023 and operating margin decreased from 8.8% in the prior year period to 8.7%. Operating income was primarily driven by revenue growth, but operating margin was negatively impacted by higher than anticipated expenses.

Non-GAAP Measures
We publicly disclose certain non-GAAP financial measurements, including Revenue, Excluding Billable Expenses, Adjusted Operating Income, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses, Adjusted Net Income, and Adjusted Diluted Earnings Per Share, or Adjusted Diluted EPS. We view Adjusted Operating Income, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses, Adjusted Net Income, and Adjusted Diluted EPS as measures of our core operating business, which exclude the impact of the items detailed below, as these items are generally not operational in nature. These non-GAAP measures also provide another basis for comparing period to period results by excluding potential differences caused by non-operational and unusual or non-recurring items. In addition, we use Revenue, Excluding Billable Expenses because it provides management useful information about the Company's operating performance by excluding the impact of costs that are not indicative of the level of productivity of our client staff headcount and our overall direct labor, which management believes provides useful information to our investors about our core operations. We also utilize and discuss Free Cash Flow because management uses this measure for business planning purposes, measuring the cash generating ability of the operating business, and measuring liquidity generally. We present these supplemental measures because we believe that these measures provide investors and securities analysts with important supplemental information with which to evaluate our performance, long-term earnings potential, or liquidity, as applicable, and to enable them to assess our performance on the same basis as management. These supplemental performance measurements may vary from and may not be comparable to similarly titled measures by other companies in our industry. Revenue, Excluding Billable Expenses, Adjusted Operating Income, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses, Adjusted Net Income, Adjusted Diluted EPS, and Free Cash Flow are not recognized measurements under accounting principles generally accepted in the United States, or GAAP, and when analyzing our performance or liquidity, as applicable, investors should (i) evaluate each adjustment in our reconciliation of revenue to Revenue, Excluding Billable Expenses, operating income to Adjusted Operating Income, net income to Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses, Adjusted Net Income and Adjusted Diluted Earnings Per Share, and net cash provided by operating activities to Free Cash Flow, (ii) use Revenue, Excluding Billable Expenses, Adjusted Operating Income, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses, Adjusted Net Income, and Adjusted Diluted EPS in addition to, and not as an alternative to, revenue, operating income, net income or diluted EPS, as measures of operating results, each as defined under GAAP and (iii) use Free Cash Flow in addition to, and not as an alternative to, net cash provided by operating activities as a measure of liquidity, each as defined under GAAP. We have defined the aforementioned non-GAAP measures as follows:
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
•“Adjusted Operating Income” represents operating income before acquisition and divestiture costs, significant acquisition amortization, and the reserve associated with the U.S. Department of Justice investigation disclosed in Note 20, “Commitments and Contingencies,” in the Annual Report on Form 10-K for the fiscal year ended March 31, 2024. We prepare Adjusted Operating Income to eliminate the impact of items we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature.
•“Adjusted EBITDA” represents net income before income taxes, net interest and other expense and depreciation and amortization and before certain other items, including acquisition and divestiture costs and the reserve associated with the U.S. Department of Justice investigation disclosed in Note 20, “Commitments and Contingencies,” in the Annual Report on Form 10-K for the fiscal year ended March 31, 2024. “Adjusted EBITDA Margin on Revenue” is calculated as Adjusted EBITDA divided by revenue. “Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses” is calculated as Adjusted EBITDA divided by Revenue, Excluding Billable Expenses. The Company prepares Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, and Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses to eliminate the impact of items it does not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary or non-recurring nature or because they result from an event of a similar nature.

•“Adjusted Net Income” represents net income before: (i) acquisition and divestiture costs, (ii) significant acquisition amortization, (iii) the reserve associated with the U.S. Department of Justice investigation disclosed in Note 20, “Commitments and Contingencies,” in the Annual Report on Form 10-K for the fiscal year ended March 31, 2024, and (iv) amortization and write-off of debt issuance costs and debt discount, in each case net of the tax effect where appropriate calculated using an assumed effective tax rate. We prepare Adjusted Net Income to eliminate the impact of items, net of tax, we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature. We view Adjusted Net Income as an important indicator of performance consistent with the manner in which management measures and forecasts the Company's performance and the way in which management is incentivized to perform.
•“Adjusted Diluted EPS” represents diluted EPS calculated using Adjusted Net Income as opposed to net income. Additionally, Adjusted Diluted EPS does not contemplate any adjustments to net income as required under the two-class method as disclosed in the footnotes to the condensed consolidated financial statements.
•“Free Cash Flow” represents the net cash generated from operating activities less the impact of purchases of property, equipment, and software. "Free Cash Flow Conversion" is calculated as Free Cash Flow divided by Adjusted Net Income.
Below is a reconciliation of Revenue, Excluding Billable Expenses, Adjusted Operating Income, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses, Adjusted Net Income, Adjusted Diluted EPS, and Free Cash Flow to the most directly comparable financial measure calculated and presented in accordance with GAAP.

	Three Months Ended June 30,
(In thousands, except share and per share data)	2024	2023
	(Unaudited)
Revenue, Excluding Billable Expenses
Revenue	$2,941,797	$2,654,486
Less: Billable expenses	944,981	812,304
Revenue, Excluding Billable Expenses	$1,996,816	$1,842,182
Adjusted Operating Income
Operating income	$255,164	$234,418
Acquisition and divestiture costs (a)	5,670	3,268
Significant acquisition amortization (b)	12,684	13,108
Legal matter reserve (c)	—	27,453
Adjusted Operating Income	$273,518	$278,247
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue & Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses
Net income	$165,233	$161,388
Income tax expense	49,128	39,480
Interest and other, net (d)	40,803	33,550
Depreciation and amortization	41,129	41,847
EBITDA	296,293	276,265
Acquisition and divestiture costs (a)	5,670	3,268
Legal matter reserve (c)	—	27,453
Adjusted EBITDA	$301,963	$306,986
Net income margin	5.6%	6.1%
Adjusted EBITDA Margin on Revenue	10.3%	11.6%
Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses	15.1%	16.7%

	Three Months Ended June 30,
(In thousands, except share and per share data)	2024	2023
	(Unaudited)
Adjusted Net Income
Net income	$165,233	$161,388
Acquisition and divestiture costs (a)	5,670	3,268
Significant acquisition amortization (b)	12,684	13,108
Legal matter reserve (c)	—	27,453
Amortization and write-off of debt issuance costs and debt discount	1,076	782
Adjustments for tax effect (e)	(5,052)	(12,942)
Adjusted Net Income	$179,611	$193,057
Adjusted Diluted Earnings Per Share
Weighted-average number of diluted shares outstanding	129,917,263	131,530,633
Diluted earnings per share	$1.27	$1.22
Adjusted Net Income Per Diluted Share (f)	$1.38	$1.47
Free Cash Flow
Net cash provided by (used in) operating activities	$52,128	$(71,532)
Less: Purchases of property, equipment and software	(32,442)	(10,488)
Free cash flow	$19,686	$(82,020)
Operating cash flow conversion	32%	(44)%
Free cash flow conversion	11%	(42)%
(a)Represents costs associated with the acquisition efforts of the Company related to transactions for which the Company has entered into a letter of intent to acquire a controlling financial interest in the target entity. Transactions primarily include the acquisitions of EverWatch Corp. (“EverWatch”) in fiscal 2023 and PAR Government Systems Corporation (“PGSC”) in fiscal 2025. See Note 5, “Acquisition, Goodwill, and Intangible Assets,”See Note 5, “Acquisition, Goodwill and Intangible Assets,” to the condensed consolidated financial statements for further information.
(b)Amortization expense associated with acquired intangibles from significant acquisitions.
(c)Reserve associated with the U.S. Department of Justice's investigation of the Company. See Note 20, “Commitments and Contingencies,” in the Annual Report on Form 10-K for the fiscal year ended March 31, 2024 for further information about this item.
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
(f)Excludes adjustments of approximately $0.8 million and $1.2 million of net earnings for the three months ended June 30, 2024 and June 30, 2023, respectively, associated with the application of the two-class method for computing diluted earnings per share.
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
The table below presents the percentage of total revenue for each type of contract as of the respective periods presented:

	Three Months Ended June 30,
	2024	2023
Cost-reimbursable	56%	55%
Time-and-materials	23%	24%
Fixed-price	21%	21%
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

Our People
Revenue from our contracts is derived from services delivered by client staff and, to a lesser extent, from our subcontractors. Our ability to hire, retain, and deploy talent with skills appropriately aligned with client needs is critical to our ability to grow our revenue. We continuously evaluate whether our talent base is properly sized and appropriately compensated, and contains an optimal mix of skills to be cost competitive and meet the rapidly evolving needs of our clients. We seek to achieve that result through recruitment and management of capacity and compensation. As of June 30, 2024 and 2023, we employed approximately 35,100 and 32,600 people, respectively, of which approximately 32,000 and 29,700, respectively, were client staff.
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
The following table summarizes the value of our contract backlog as of the respective periods presented:

	June 30, 2024	June 30, 2023
	(In millions)
Backlog (1):
Funded	$5,136	$4,903
Unfunded	10,119	9,045
Priced options	20,923	17,329
Total backlog	$36,178	$31,277

(1) Backlog presented as of June 30, 2024 includes approximately $230.5 million of backlog acquired from the
Company’s acquisition of PAR Government Systems Corporation (“PGSC”).
Our total backlog consists of remaining performance obligations, certain orders under contracts for which the period of performance has expired, and unexercised option period and other unexercised optional orders. As of June 30, 2024 and March 31, 2024, the Company had $9.6 billion and $8.7 billion of remaining performance obligations, respectively. We expect to recognize approximately 70% of the remaining performance obligations as of June 30, 2024 as revenue over the next 12 months, and approximately 80% over the next 24 months. The remainder is expected to be recognized thereafter. However, given the uncertainties discussed below, as well as the risks described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all. Our backlog includes orders under contracts that in some cases extend for several years. The U.S. Congress generally appropriates funds for our clients on a yearly basis, even though their contracts with us may call for performance that is expected to take a number of years to complete. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until the U.S. Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.
We view growth in total backlog and client staff headcount as the two key measures of our potential business growth. Growing and deploying client staff is the primary means by which we are able to achieve profitable revenue growth. To the extent that we are able to hire additional client staff and deploy them against funded backlog, we generally recognize increased revenue. Total backlog increased by 15.7% from June 30, 2023 to June 30, 2024. Additions to funded backlog during the twelve months ended June 30, 2024 and 2023 totaled $11.2 billion and $10.5 billion, respectively, as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options. We report internally on our backlog on a monthly basis and review backlog upon occurrence of certain events to determine if any adjustments are necessary.

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
In addition, contract backlog includes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the funded backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a predetermined expiration date such as the end of the U.S. government's fiscal year. The revenue value of orders included in contract backlog that has not been recognized as revenue due to period of performance expirations has not exceeded approximately 4.8% of total backlog as of June 30, 2024 or during any of the three preceding fiscal quarters.
We expect to recognize revenue from a substantial portion of funded backlog as of June 30, 2024 within the next twelve months. However, given the uncertainties discussed above, as well as the risks described in “Part I, Item 1A. Risk Factors,” of our fiscal 2024 Annual Report on Form 10-K, we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all.
Government Audit Impact on Operating Income
As noted in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024, in the ordinary course of business, agencies of the U.S. government for which the Company is engaged as a prime contractor or a subcontractor, including the Defense Contract Audit Agency, audit the Company’s claimed indirect costs and conduct inquiries and investigations of our business practices with respect to government contracts. Such audits may result in, and have historically resulted in, the Company’s inability to retain certain claimed indirect costs, including executive and employee compensation, due to differing views of the allowability and reasonableness of such costs.
Following the settlement of the civil and criminal investigation of the Company by the U.S. Department of Justice (“DOJ”) previously disclosed in Note 20, “Commitments and Contingencies,” to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, audits for years subsequent to the Company’s fiscal year 2011 have resumed and remain subject to final resolution. As discussed in Note 15, “Commitments and Contingencies,” to the condensed consolidated financial statements, the Company recognized a reserve for estimated adjustments to historical claimed indirect costs in respect of the years subsequent to fiscal 2011. As audits of the periods subsequent to 2011 are completed, our estimates of adjustment to claimed indirect costs for these periods could change. Any such change could materially impact our reported revenue, operating income, net income and basic and diluted earnings per common share.
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
•General and Administrative Expenses. General and administrative expenses include indirect labor of executive management and corporate administrative functions, marketing and bid and proposal costs, legal costs, and other discretionary spending.

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
Seasonality is just one of a number of factors, many of which are outside of our control, which may affect our results in any period. See “Part I, Item 1A. Risk Factors,” of our fiscal 2024 Annual Report on Form 10-K.
Critical Accounting Estimates and Policies
Our critical accounting estimates and policies are disclosed in the Critical Accounting Estimates and Policies section in Part II, “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended March 31, 2024. There were no material changes to our critical accounting policies, estimates or judgments that occurred during the periods covered by this report.
Results of Operations
The following table sets forth items from our condensed consolidated statements of operations for the three months ended June 30, 2024 and June 30, 2023:

	Three Months Ended June 30,
	2024	2023
	(Unaudited)	(Unaudited)	Percent
	(In thousands)		Change
Revenue	$2,941,797	$2,654,486	10.8%
Operating costs and expenses:
Cost of revenue	1,371,234	1,251,916	9.5%
Billable expenses	944,981	812,304	16.3%
General and administrative expenses	329,289	314,001	4.9%
Depreciation and amortization	41,129	41,847	(1.7)%
Total operating costs and expenses	2,686,633	2,420,068	11.0%
Operating income	255,164	234,418	8.9%
Interest expense	(45,931)	(35,474)	29.5%
Other income, net	5,128	1,924	166.5%
Income before income taxes	214,361	200,868	6.7%
Income tax expense	49,128	39,480	24.4%
Net income	$165,233	$161,388	2.4%
Revenue
Revenue increased 10.8% to $2.9 billion, primarily driven by strong demand for our services and solutions as well as continued headcount growth. Total headcount as of June 30, 2024 increased by approximately 2,500 as compared to June 30, 2023.
Cost of Revenue
Cost of revenue increased 9.5% to $1.4 billion, and decreased as a percentage of revenue to 46.6% from 47.2%. The increase was primarily due to increases in salaries and salary-related benefits of $135.2 million driven by increased headcount and salary increases, partially offset by a decrease in other business expenses and professional fees of $19.3 million as compared to the prior year.

Billable Expenses
Billable expenses increased 16.3% to $945.0 million, and increased as a percentage of revenue to 32.1% from 30.6%. The increases were primarily attributable to increases in the use of subcontractors driven by client demand and timing of client needs, as well as increases in expenses from contracts requiring the Company to incur other direct expenses and travel on behalf of clients as compared to the prior year.
General and Administrative Expenses
General and administrative expenses increased 4.9% to $329.3 million, and decreased as a percentage of revenue to 11.2% from 11.8%. Fiscal 2024 general and administrative expenses were impacted by a $27.5 million reserve associated with the U.S. Department of Justice's investigation of the Company, partially offset by increases in salary and salary related benefits of $19.1 million and increases in other business expenses and professional fees of $18.9 million as compared to the prior year.
Depreciation and Amortization
Depreciation and amortization expense decreased 1.7% to $41.1 million, primarily driven by intangible amortization related to acquisitions.
Interest Expense
Interest expense increased 29.5% to $45.9 million, primarily due to an increase of approximately $9.7 million in bond interest expense related to the $650.0 million Senior Notes due 2033, issued by the Company in August of fiscal 2024.
Other Income, net
Other income, net increased to $5.1 million from $1.9 million, primarily driven by an increase in interest income of $2.6 million due to a higher average cash balance combined with a slightly higher interest rate environment.
Income Tax Expense
Income tax expense increased 24.4% to $49.1 million. The effective tax rate increased to 22.9% from 19.7%, primarily due to indirect benefits of Section 174 research and development capitalization recognized during fiscal 2024 and excess tax benefits from stock based compensation.
Liquidity and Capital Resources
As of June 30, 2024, our total liquidity was $1.3 billion, consisting of $297.7 million of cash and cash equivalents and $998.3 million available under the Revolving Credit Facility. In the opinion of management, we will be able to meet our liquidity and cash needs through a combination of cash flows from operating activities, available cash balances, and available borrowing under the Revolving Credit Facility. If these resources need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities.
The following table presents selected financial information as of June 30, 2024 and March 31, 2024 and for the first three months of fiscal 2025 and 2024:

	June 30, 2024	March 31, 2024
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$297,664	$554,257
Total debt	$3,402,539	$3,411,816

	Three Months Ended June 30,
	2024	2023
	(Unaudited)	(Unaudited)
	(In thousands)
Net cash provided by (used in) operating activities	$52,128	$(71,532)
Net cash used in investing activities	(127,327)	(15,054)
Net cash used in financing activities	(181,394)	(108,636)
Net decrease in cash and cash equivalents	$(256,593)	$(195,222)
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

Historically, we have been able to generate sufficient cash to fund our operations, mandatory debt and interest payments, capital expenditures, and discretionary funding needs. However, due to fluctuations in cash flows, including as a result of the trends and developments described above under “—Factors and Trends Affecting Our Results of Operations” relating to U.S. government shutdowns, U.S. government cost-cutting, reductions or delays in the U.S. government appropriations and spending process and other budgetary matters, it may be necessary from time-to-time in the future to borrow under our Credit Agreement to meet cash demands. While the timing and financial magnitude of these possible actions are currently indeterminable, we expect to be able to manage and adjust our capital structure to meet our liquidity needs. Our expected liquidity and capital structure may also be impacted by discretionary investments and acquisitions that we could pursue. We anticipate that cash provided by operating activities, existing cash and cash equivalents, and borrowing capacity under our Revolving Credit Facility will be sufficient to meet our anticipated cash requirements for the next twelve months, which primarily include:
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
•debt service requirements for borrowings under our Credit Agreement and interest payments for the Senior Notes due 2028, Senior Notes due 2029 and Senior Notes due 2033; and
•cash taxes to be paid.
Our ability to fund our operating needs depends, in part, on our ability to generate positive cash flows from operations or, if necessary, raise cash in the capital markets. In addition, from time to time we evaluate conditions to opportunistically access the financing markets to secure additional debt capital resources and improve the terms of our indebtedness.
On June 7, 2024, the Company completed the acquisition of PAR Government Systems Corporation (“PGSC”), a wholly owned subsidiary of PAR Technology Corporation, for approximately $94.8 million, net of post-closing adjustments and incurred transaction costs as part of the acquisition. See Note 5, “Acquisition, Goodwill and Intangible Assets,” to our condensed consolidated financial statements for additional information related to the acquisition of PGSC.
During the first quarter of fiscal 2024, we borrowed $75.0 million on our Revolving Credit Facility for working capital needs, which was subsequently repaid in the second quarter of fiscal 2024. We have not borrowed on our Revolving Credit Facility in the first quarter of fiscal 2025.
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

Operating Cash Flow
Net cash provided by operations is primarily affected by the overall profitability of our contracts, our ability to invoice and collect cash from clients in a timely manner, our ability to manage our vendor payments and the timing of cash paid for income taxes. Continued uncertainty in global economic conditions, including any potential impact of the U.S. government’s failure to raise the debt ceiling, may also affect our business as customers and suppliers may decide to downsize, defer, or cancel contracts, which could negatively affect our operating cash flows. Net cash provided by operations was $52.1 million for the three months ended June 30, 2024 compared to $71.5 million of net cash used in operations in the prior year period. Operating cash was primarily driven by strong collections and overall revenue growth, partially offset by increased disbursements.
Beginning in fiscal 2023, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years for U.S. based research and development. This provision negatively impacted our fiscal 2024 cash from operations, but had an offsetting impact on the deferred tax asset. The Company expects a similar impact in fiscal 2025, although the impact to cash and deferred taxes is expected to be smaller than in fiscal 2024. Prospectively, the future impact of this provision will depend on if and when this provision is deferred, modified, or repealed by Congress, including if retroactively, any guidance issued by the Treasury Department regarding the identification of appropriate costs for capitalization, and the amount of future research and development expenses paid or incurred (among other factors). While the largest impact was to fiscal 2023 cash from operations, the impact will continue over the five year amortization period, but will decrease over the period and is expected to be less significant in year six.
Investing Cash Flow
Net cash used in investing activities was $127.3 million in the three months ended June 30, 2024 compared to $15.1 million in the prior year period. The increase in investing cash used over the prior year was primarily due to the Company's acquisition of PGSC.
Financing Cash Flow
Net cash used in financing activities was $181.4 million in the three months ended June 30, 2024 compared to $108.6 million in the prior year period. The increase in financing cash used year over year was primarily due to a $75.0 million draw on the Company’s revolving credit facility in the prior year, not present this year, partially offset by a decrease of $12.1 million in share repurchases year over year.
Dividends and Share Repurchases
On July 26, 2024, the Company announced a regular quarterly cash dividend in the amount of $0.51 per share. The quarterly dividend is payable on August 30, 2024 to stockholders of record on August 14, 2024.
During the three months ended June 30, 2024, a quarterly cash dividend of $0.51 per share was declared and paid totaling $66.4 million.
On December 12, 2011, the Board of Directors approved a share repurchase program, which was most recently increased by $525.0 million to $3,085.0 million on May 22, 2024. The Company may repurchase shares pursuant to the program by means of open market repurchases, directly negotiated repurchases or through agents acting pursuant to negotiated repurchase agreements. During the first three months of fiscal 2025, the Company purchased 0.5 million shares of the Company's Class A Common Stock for an aggregate of $78.3 million. As of June 30, 2024, the Company had approximately $929.9 million remaining under the repurchase program.
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

Indebtedness
Booz Allen Hamilton Inc. (“Booz Allen Hamilton”), Booz Allen Hamilton Investor Corporation (“Investor”), and certain wholly owned subsidiaries of Booz Allen Hamilton are parties to a Credit Agreement dated as of July 31, 2012, as amended (the “Credit Agreement”), with certain institutional lenders and Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Lender. As of June 30, 2024, the Credit Agreement provided Booz Allen Hamilton with a $1,577.8 million Term Loan A (“Term Loan A”) and a $1.0 billion revolving credit facility (the “Revolving Credit Facility”), with a sub-limit for letters of credit of $200.0 million. As of June 30, 2024, the maturity date of Term Loan A and the Revolving Commitments is September 7, 2027. Voluntary prepayments of Term Loan A and the Revolving Loans are permitted at any time, in minimum principal amounts, without premium or penalty. Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement were secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement and related documentation; such security was released in connection with Booz Allen Hamilton obtaining investment grade ratings from both Moody's and S&P. On September 7, 2022 (the “Ninth Amendment Effective Date”), the previously outstanding Term Loan B loans under the Credit Agreement were prepaid in full.
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
The Company occasionally borrows under the Revolving Credit Facility for our working capital needs. During the first quarter of fiscal 2024, we borrowed $75.0 million on our Revolving Credit Facility for working capital needs, which was subsequently repaid in the second quarter of fiscal 2024. There were no borrowings during the first quarter of fiscal 2025 and as of June 30, 2024 and March 31, 2024, respectively, there was no outstanding balance on the Revolving Credit Facility.
Borrowings under Term Loan A, and if used, the Revolving Credit Facility, incur interest at a variable rate. As of June 30, 2024, Booz Allen Hamilton had interest rate swaps with an aggregate notional amount of $550.0 million. These instruments hedge the variability of cash outflows for interest payments on the Credit Agreement. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense. See Note 9, “Derivatives,” to our condensed consolidated financial statements for further information.

Interest payments made on the Company’s term loan during the quarter ended June 30, 2024 and 2023, respectively, were $26.8 million and $26.1 million.
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. In connection with Booz Allen Hamilton obtaining investment grade ratings from both Moody's and S&P, certain activities previously restricted by certain negative covenants are permitted subject to pro forma compliance with the financial covenants and no events of default having occurred or are continuing. In addition, Booz Allen Hamilton is required to meet certain financial covenants at each quarter end, specifically the consolidated net total leverage ratio. As of June 30, 2024 and March 31, 2024, Booz Allen Hamilton was in compliance with all financial covenants associated with its debt and debt-like instruments.
As of June 30, 2024 and March 31, 2024, the Company was contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that totaled $4.8 million and $4.4 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At June 30, 2024 and March 31, 2024, respectively, approximately $1.7 million and $1.3 million of these instruments reduced the available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $7.5 million facility of which $4.4 million was available to the Company at both June 30, 2024 and March 31, 2024.
Senior Notes
The following table summarizes the material terms of the Company’s Senior Notes as of June 30, 2024:

	Indenture Date	Principal	Interest Rate	Maturity Date	Interest Payable	Issuance Costs
Senior Notes due 2033	8/4/2023	$650,000	5.950%	8/4/2033	February and August 4	$12,400
Senior Notes due 2029	6/17/2021	500,000	4.000%	7/1/2029	July and January 1	6,500
Senior Notes due 2028	8/24/2020	700,000	3.875%	9/1/2028	March and September 1	9,200
Total		$1,850,000				$28,100
Interest is payable semi-annually in cash in arrears, with the principal due at maturity. Issuance Costs were recorded as an offset against the carrying value of respective debt and are being amortized to interest expense over the term of the respective debt. For further information on the Senior Notes, including terms, conditions, restrictions and redemption options, see Note 10, “Debt,” of the Company’s consolidated financial statements included in the fiscal 2024 Annual Report on Form 10-K.
All Senior Notes’ indentures contain certain covenants, events of default and other customary provisions. In connection with the Senior Notes obtaining investment grade ratings from Moody's and S&P, in January 2023, certain negative covenants in the indentures governing the Senior Notes 2028 and Senior Notes 2029 were suspended, and the related guarantees were released. The Senior Notes due 2033 are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Booz Allen Hamilton Holding Corporation, pursuant to the relevant indenture.
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
The tables below present the summarized financial information as combined for the Company and Booz Allen Hamilton as of March 31, 2024 and as of and for the three months ended June 30, 2024, after the elimination of intercompany transactions and balances between the Company and Booz Allen Hamilton and excluding the subsidiaries of the Company that are not issuers or guarantors of the Senior Notes due 2033, including earnings from and investments in these entities. The summarized financial information is provided in accordance with the reporting requirements of Rule 13-01 under Regulation S-X and is not intended to present our financial position or results of operations in accordance with GAAP.

Summarized Statements of Financial Condition

(in thousands)	June 30, 2024	March 31, 2024
Intercompany receivables from non-guarantor subsidiaries	$90,297	$62,012
Total other current assets	$2,541,992	$2,618,239
Goodwill and intangible assets, net of accumulated amortization	$1,502,823	$1,499,616
Total other non-current assets	$897,697	$853,623
Intercompany payables to non-guarantor subsidiaries	$18,943	$13,408
Total other current liabilities	$1,699,081	$1,641,369
Long-term debt, net of current portion	$3,330,351	$3,349,941
Total other non-current liabilities	$471,330	$457,290
Summarized Statement of Operations

(in thousands)	Three Months Ended June 30, 2024
Revenue	$2,760,256
Revenue from non-guarantor subsidiaries	$150,625
Operating income	$106,482
Operating income from non-guarantor subsidiaries	$143,119
Net income	$161,015
Net income attributable to the Obligor Group	$161,015
Capital Structure and Resources
Our stockholders’ equity amounted to $1,083.9 million as of June 30, 2024, an increase of $37.3, compared to stockholders’ equity of $1,046.6 million as of March 31, 2024. The increase was primarily due to net income of $165.2 million and stock-based compensation expense of $19.9 million during the three months ended June 30, 2024, partially offset by $89.9 million in treasury stock resulting from the repurchase of shares of our Class A Common Stock, and $67.4 million in quarterly dividend payments for the three months ended June 30, 2024.
Capital Expenditures
Since we do not own any of our facilities, our capital expenditure requirements primarily relate to the purchase of computers, management systems, furniture, and leasehold improvements to support our operations. Direct facility and equipment costs billed to clients are not treated as capital expenses. Our capital expenditures for the three months ended June 30, 2024 and 2023 were $32.4 million and $10.5 million, respectively. The increase is primarily driven by an increase in leasehold improvements and secure space updates to our leased facilities in the current period.
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
•the effects of disease outbreaks, pandemics, or widespread health epidemics including disruptions to our workforce and the impact on government spending and demand for our solutions;
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
•the impact of ESG-related risks and climate change generally on our and our clients' businesses and operations; and
•other risks and factors listed under “Item 1A. Risk Factors” and elsewhere in this Quarterly Report, as well as those listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2024.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the information disclosed in the Quantitative and Qualitative Disclosures About Market Risk section in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 filed with the Securities and Exchange Commission on May 24, 2024.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of June 30, 2024 and March 31, 2024, there were no material amounts accrued in the condensed consolidated financial statements related to these proceedings.
On June 19, 2017, a purported stockholder of the Company filed a putative class action lawsuit in the United States District Court for the Eastern District of Virginia styled Langley v. Booz Allen Hamilton Holding Corp., No. 17-cv-00696 (“Langley”) naming the Company, its Chief Executive Officer, and its former Chief Financial Officer as defendants purportedly on behalf of all purchasers of the Company’s securities from May 19, 2016 through June 15, 2017. On September 5, 2017, the court named two lead plaintiffs, and on October 20, 2017, the lead plaintiffs filed a consolidated amended complaint. The complaint asserted claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, alleging misrepresentations or omissions by the Company purporting to relate to matters that were the subject of the investigation of the Company by the U.S. Department of Justice (“DOJ”), which has been closed or settled. See Note 20, “Commitments and Contingencies,” to the consolidated financial statements contained within our Annual Report on Form 10-K for the fiscal year ended March 31, 2024. Motions to dismiss were argued on January 12, 2018, and on February 8, 2018, the court dismissed the amended complaint in its entirety without prejudice. On September 22, 2023, plaintiffs filed a motion for leave to amend the dismissed amended complaint or, in the alternative, for relief from the court’s prior dismissal order, and on October 16, 2023, the court denied plaintiffs’ motion. On November 15, 2023, plaintiffs filed with the United States Court of Appeals for the Fourth Circuit a notice of appeal from the district court’s denial of plaintiffs’ motion. On April 22, 2024, plaintiffs filed a motion for the voluntary dismissal with prejudice of the appeal, and on April 23, 2024, the court granted plaintiffs’ motion.
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
Item 1A.    Risk Factors
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 filed with the Securities and Exchange Commission on May 24, 2024.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
The following table shows the share repurchase activity for each of the three months in the quarter ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 2024	170,742	$146.11	170,742	$458,240,134
May 2024	165,502	$151.03	165,502	$958,243,633
June 2024	186,373	$151.91	186,373	$929,931,939
Total	522,617		522,617
(1) On December 12, 2011, the Board of Directors approved a share repurchase program, which was most recently increased by $525.0 million to $3,085.0 million on May 22, 2024. A special committee of the Board of Directors was appointed to evaluate market conditions and other relevant factors and initiate repurchases under the program from time to time. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. The above table does not factor in any increases to the share repurchase program subsequent to June 30, 2024.
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
During the quarter ended June 30, 2024, the following activity occurred requiring disclosure under Item 408(a) of Regulation S-K:
Matthew A. Calderone, our Chief Financial Officer, adopted a new Rule 10b5-1 trading arrangement on June 5, 2024 that will terminate on June 6, 2025. Under the trading arrangement, up to an aggregate of 7,930 shares of common stock are available to be sold by the broker upon reaching pricing targets defined in the trading arrangement.
Nancy J. Laben, our Chief Legal Officer, adopted a new Rule 10b5-1 trading arrangement on May 30, 2024 that will terminate on May 30, 2025. Under the trading arrangement, up to an aggregate of 11,984 shares of common stock are available to be sold by the broker upon reaching pricing targets defined in the trading arrangement.

Item 6.    Exhibits

Exhibit Number	Description

22
List of Guarantors and Subsidiary Issuers of Guaranteed Securities (Incorporated by reference to Exhibit 22 to the Company’s Annual Report for the fiscal year ended March 31, 2024 on Form 10-K (File No. 001-34972))

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
101
The following materials from Booz Allen Hamilton Holding Corporation’s Quarterly Report on Form 10-Q for the three months ended June 30, 2024 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2024 and March 31, 2024; (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2024 and 2023; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2024 and 2023; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2024 and 2023; and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
___________________________________
*    Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Booz Allen Hamilton Holding Corporation
Registrant

Date: July 26, 2024	By:	/s/ Matthew A. Calderone
Matthew A. Calderone Executive Vice President and Chief Financial Officer (Principal Financial Officer)