Form 10-Q
period 2024-09-30
Booz Allen Hamilton Holding Corp
filed 2024-10-25
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of 10/21/2024
Class A Common Stock	127,772,744

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	September 30, 2024	March 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$558,724	$554,257
Accounts receivable, net	2,225,358	2,047,342
Prepaid expenses and other current assets	132,941	137,310
Total current assets	2,917,023	2,738,909
Property and equipment, net of accumulated depreciation	181,142	188,279
Operating lease right-of-use assets	171,076	174,345
Intangible assets, net of accumulated amortization	598,486	601,043
Goodwill	2,404,937	2,343,789
Deferred tax assets	293,273	227,171
Other long-term assets	312,437	290,152
Total assets	$6,878,374	$6,563,688
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$82,500	$61,875
Accounts payable and other accrued expenses	1,025,043	1,050,670
Accrued compensation and benefits	680,497	506,130
Operating lease liabilities	46,725	43,187
Other current liabilities	40,090	30,328
Total current liabilities	1,874,855	1,692,190
Long-term debt, net of current portion	3,310,775	3,349,941
Operating lease liabilities, net of current portion	169,701	182,134
Income tax reserves	132,847	120,237
Other long-term liabilities	189,427	172,624
Total liabilities	5,677,605	5,517,126
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, Class A - $0.01 par value - authorized: 600,000,000 shares; issued: 167,841,004 and 167,402,268 shares at September 30, 2024 and March 31, 2024, respectively; outstanding: 127,901,888 and 129,643,123 shares at September 30, 2024 and March 31, 2024, respectively	1,678	1,674
Treasury stock, at cost - 39,939,116 and 37,759,145 shares at September 30, 2024 and March 31, 2024	(2,601,927)	(2,277,546)
Additional paid-in capital	975,216	908,837
Retained earnings	2,826,078	2,404,065
Accumulated other comprehensive (loss) income	(276)	9,532
Total stockholders’ equity	1,200,769	1,046,562
Total liabilities and stockholders’ equity	$6,878,374	$6,563,688

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Revenue	$3,146,386	$2,666,282	$6,088,183	$5,320,768
Operating costs and expenses:
Cost of revenue	1,362,282	1,232,712	2,733,516	2,484,628
Billable expenses	968,022	824,788	1,913,003	1,637,092
General and administrative expenses	225,417	300,886	554,706	614,887
Depreciation and amortization	42,056	40,907	83,185	82,754
Total operating costs and expenses	2,597,777	2,399,293	5,284,410	4,819,361
Operating income	548,609	266,989	803,773	501,407
Interest expense	(47,045)	(44,756)	(92,976)	(80,230)
Other income, net	11,788	3,556	16,916	5,480
Income before income taxes	513,352	225,789	727,713	426,657
Income tax expense	123,240	55,071	172,368	94,551
Net income	390,112	170,718	555,345	332,106
Earnings per common share (Note 4):
Basic	$3.02	$1.29	$4.29	$2.52
Diluted	$3.01	$1.29	$4.27	$2.51
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Amounts in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net income	$390,112	$170,718	$555,345	$332,106
Other comprehensive income, net of tax:
Change in unrealized (loss) gain on derivatives designated as cash flow hedges	(7,791)	(416)	(10,031)	3,325
Change in postretirement plan costs	112	(383)	223	(766)
Total other comprehensive (loss) income, net of tax	(7,679)	(799)	(9,808)	2,559
Comprehensive income	382,433	169,919	545,537	334,665

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in thousands)	Six Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income	$555,345	$332,106
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	83,185	82,754
Noncash lease expense	26,036	28,059
Stock-based compensation expense	45,712	37,510
Amortization of debt issuance costs	2,721	2,245
Loss on debt extinguishment	—	965
Net (gains) losses on investments, dispositions, and other	(10,729)	1,408
Changes in operating assets and liabilities:
Accounts receivable, net	(160,631)	(235,244)
Deferred income taxes and income taxes receivable / payable	(29,993)	(67,978)
Prepaid expenses and other current and long-term assets	(29,409)	(22,149)
Accrued compensation and benefits	195,332	5,553
Accounts payable and other accrued expenses	(23,563)	(260,873)
Other current and long-term liabilities	(14,787)	(23,273)
Net cash provided by (used in) operating activities	639,219	(118,917)
Cash flows from investing activities
Purchases of property, equipment, and software	(56,247)	(27,436)
Payments for business acquisitions and dispositions, net of cash acquired	(92,541)	(406)
Payments for cost method investments	(4,484)	(9,160)
Net cash used in investing activities	(153,272)	(37,002)
Cash flows from financing activities
Proceeds from issuance of common stock	16,037	13,947
Stock option exercises	4,634	13,133
Repurchases of common stock	(348,572)	(209,187)
Cash dividends paid	(132,954)	(125,122)
Proceeds from revolving credit facility	—	500,000
Repayments on revolving credit facility, term loans, and Senior Notes	(20,625)	(520,625)
Net proceeds from debt issuance	—	636,207
Net cash (used in) provided by financing activities	(481,480)	308,353
Net increase in cash and cash equivalents	4,467	152,434
Cash and cash equivalents––beginning of period	554,257	404,862
Cash and cash equivalents––end of period	$558,724	$557,296
Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$97,138	$78,098
Income taxes	$189,746	$144,720
Supplemental disclosures of non-cash investing activities:
Unpaid property, equipment, and software purchases	$3,603	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands, except share data)	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	167,705,104	$1,677	(38,354,730)	$(2,367,452)	$940,404	$2,501,909	$7,403	$1,083,941
Issuance of common stock	112,184	1	—	—	7,423	—	—	7,424
Stock options exercised	23,716	—	—	—	1,605	—	—	1,605
Repurchase of common stock (1)	—	—	(1,584,386)	(234,475)	—	—	—	(234,475)
Net income	—	—	—	—	—	390,112	—	390,112
Other comprehensive loss, net of tax	—	—	—	—	—	—	(7,679)	(7,679)
Dividends paid of $0.51 per share of common stock	—	—	—	—	—	(65,943)	—	(65,943)
Stock-based compensation expense	—	—	—	—	25,784	—	—	25,784
Balance at September 30, 2024	167,841,004	$1,678	(39,939,116)	$(2,601,927)	$975,216	$2,826,078	$(276)	$1,200,769

Balance at March 31, 2024	167,402,268	$1,674	(37,759,145)	$(2,277,546)	$908,837	$2,404,065	$9,532	$1,046,562
Issuance of common stock	348,772	3	—	—	16,034	—	—	16,037
Stock options exercised	89,964	1	—	—	4,633	—	—	4,634
Repurchase of common stock (2)	—	—	(2,179,971)	(324,381)	—	—	—	(324,381)
Net income	—	—	—	—	—	555,345	—	555,345
Other comprehensive loss, net of tax	—	—	—	—	—	—	(9,808)	(9,808)
Dividends paid of $1.02 per share of common stock	—	—	—	—	—	(133,332)	—	(133,332)
Stock-based compensation expense	—	—	—	—	45,712	—	—	45,712
Balance at September 30, 2024	167,841,004	$1,678	(39,939,116)	$(2,601,927)	$975,216	$2,826,078	$(276)	$1,200,769
(1) During the three months ended September 30, 2024, the Company purchased 1.6 million shares of the Company’s Class A Common Stock for $230.2 million. Additionally, the Company repurchased shares for $4.2 million during the three months ended September 30, 2024 to cover the minimum statutory taxes on repurchases and restricted stock units that vested on various dates during the period.
(2) During the six months ended September 30, 2024, the Company purchased 2.1 million shares of the Company’s Class A Common Stock for $308.5 million. Additionally, the Company repurchased shares for $15.9 million during the six months ended September 30, 2024 to cover the minimum statutory taxes on repurchases and restricted stock units that vested on various dates during the period.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands, except share data)	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	166,521,283	$1,665	(35,404,913)	$(1,972,886)	$805,240	$2,150,361	$32,691	$1,017,071
Issuance of common stock	107,930	1	—	—	7,021	—	—	7,022
Stock options exercised	39,912	1	—	—	1,956	—	—	1,957
Repurchase of common stock	—	—	(690,346)	(81,532)	—	—	—	(81,532)
Net income	—	—	—	—	—	170,718	—	170,718
Other comprehensive loss, net of tax	—	—	—	—	—	—	(799)	(799)
Dividends declared of $0.47 per share of common stock	—	—	—	—	—	(62,132)	—	(62,132)
Stock-based compensation expense	—	—	—	—	19,825	—	—	19,825
Balance at September 30, 2023	166,669,125	$1,667	(36,095,259)	$(2,054,418)	$834,042	$2,258,947	$31,892	$1,072,130

Balance at March 31, 2023	165,872,332	$1,659	(34,234,744)	$(1,859,905)	$769,460	$2,051,455	$29,333	$992,002
Issuance of common stock	504,499	5	—	—	13,942	—	—	13,947
Stock options exercised	292,294	3	—	—	13,130	—	—	13,133
Repurchase of common stock (3)	—	—	(1,860,515)	(194,513)	—	—	—	(194,513)
Net income	—	—	—	—	—	332,106	—	332,106
Other comprehensive income, net of tax	—	—	—	—	—	—	2,559	2,559
Dividends declared of $0.94 per share of common stock	—	—	—	—	—	(124,614)	—	(124,614)
Stock-based compensation expense	—	—	—	—	37,510	—	—	37,510
Balance at September 30, 2023	166,669,125	$1,667	(36,095,259)	$(2,054,418)	$834,042	$2,258,947	$31,892	$1,072,130
(3) During the six months ended September 30, 2023, the Company purchased 1.7 million shares of the Company’s Class A Common Stock for $180.1 million. Additionally, the Company repurchased shares for $13.2 million during the six months ended September 30, 2023 to cover the minimum statutory withholding taxes on restricted stock units that vested on various dates during the period.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

1. Business Overview
Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or the Company, we, us, and our, was incorporated in Delaware in May 2008. The Company provides management and technology consulting, analytics, engineering, digital solutions, mission operations, cyber services and artificial intelligence to U.S. and international governments, major corporations, and not-for-profit organizations. The Company reports operating results and financial data in one reportable segment. The Company is headquartered in McLean, Virginia, with approximately 35,800 employees as of September 30, 2024.
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries that are majority-owned or otherwise controlled by the Company, and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the information contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2024. The interim period unaudited condensed consolidated financial statements are presented as described below. Certain information and disclosures normally required for annual financial statements have been condensed or omitted pursuant to GAAP and SEC rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation of the results of the interim periods presented have been included. The Company’s fiscal year ends on March 31 and, unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31. The results of operations for the six months ended September 30, 2024 are not necessarily indicative of results to be expected for the full fiscal year.
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
Investments in Variable Interest Entities and Other Investments
The Company invests in certain companies that advance or develop new technologies applicable to its business. Each investment is evaluated for consolidation under the variable interest entities model and/or the voting interest model. The Company uses the equity method to account for investments in entities that it does not control if it is otherwise able to exert significant influence over the entities' operating and financial policies. Equity investments in entities over which the Company does not have the ability to exercise significant influence and whose securities do not have a readily determinable fair value are accounted for under the measurement alternative, where they are subject to fair value adjustments in certain circumstances (e.g., observable price changes or impairment).
The results of our investments are not material to the unaudited condensed and consolidated financial statements for the periods presented. As of September 30, 2024 and March 31, 2024, respectively, the total of equity and other investments related to unconsolidated entities included in other long term assets of the Company’s condensed consolidated balance sheet were $57.1 million and $42.0 million.
Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities at the date of the financial statements or during the relevant reporting periods (as applicable). The Company bases its estimates on assumptions, both historical and forward-looking, that it believes are reasonable and appropriate. Actual results may differ materially from those estimates. Estimates are used for, but not limited to, revenue recognition including the profitability of long-term contracts and indirect costs accruals, the provision for claimed costs, fair value measurements and the valuation and expected lives of intangible assets, incentive compensation, income taxes including reserves for uncertain tax positions, postretirement obligations and contingencies. See Note 2, “Summary of Significant Accounting Policies” to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended March 31, 2024 for further details on significant estimates and assumptions used.

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
Contract Estimates
We recognize revenue for many of our contracts under a contract cost-based input method and require an Estimate-at-Completion (“EAC”) process, which management uses to review and monitor the progress towards the completion of our performance obligations. Under this process, management considers various inputs and assumptions related to the EAC, including, but not limited to, progress towards completion, labor costs and productivity, material and subcontractor costs, and identified risks. Estimating the total cost at the completion of our performance obligations is subjective and requires management to make assumptions about future activity and cost drivers under the contract. Changes in these estimates can occur for a variety of reasons and, if significant, may impact the profitability of the Company’s contracts. Changes in estimates related to contracts accounted for under the EAC process are recognized on a cumulative catch-up basis in the period when such changes are determinable and reasonably estimable. If the estimate of contract profitability indicates an anticipated loss on a contract, the Company recognizes the total loss at the time it is identified. For each of the three and six months ended September 30, 2024 and 2023, the aggregate impact of adjustments in contract estimates was not material.
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

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
The table below presents the total revenue for each type of contract:

	Three Months Ended September 30,				Six Months Ended September 30,
	2024		2023		2024		2023
Cost-reimbursable	$1,781,044	57%	$1,463,949	55%	$3,440,967	56%	$2,914,133	55%
Time-and-materials	722,818	23%	638,607	24%	1,393,386	23%	1,274,340	24%
Fixed-price	642,524	20%	563,726	21%	1,253,830	21%	1,132,295	21%
Total Revenue	$3,146,386	100%	$2,666,282	100%	$6,088,183	100%	$5,320,768	100%
Revenue by Customer Type:

	Three Months Ended September 30,				Six Months Ended September 30,
	2024		2023		2024		2023
Defense Clients	$1,544,108	49%	$1,270,943	47%	$2,960,978	48%	$2,492,638	47%
Intelligence Clients	496,420	16%	442,924	17%	957,459	16%	920,456	17%
Civil Clients (1)	1,105,858	35%	952,415	36%	2,169,746	36%	1,907,674	36%
Total Revenue	$3,146,386	100%	$2,666,282	100%	$6,088,183	100%	$5,320,768	100%
(1) As of the first quarter of fiscal 2025, Civil Clients includes revenue from Global Commercial Clients, which was previously separately reported. Prior periods’ revenues have been recast to reflect the change.
Revenue by Whether the Company Acts as a Prime Contractor or a Subcontractor:

	Three Months Ended September 30,				Six Months Ended September 30,
	2024		2023		2024		2023
Prime Contractor	$3,001,344	95%	$2,537,085	95%	$5,809,029	95%	$5,054,643	95%
Subcontractor	145,042	5%	129,197	5%	$279,154	5%	266,125	5%
Total Revenue	$3,146,386	100%	$2,666,282	100%	$6,088,183	100%	$5,320,768	100%
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
As of September 30, 2024 and March 31, 2024, the Company had $11.0 billion and $8.7 billion of remaining performance obligations, respectively. We expect to recognize approximately 70% of the remaining performance obligations at September 30, 2024 as revenue over the next 12 months, and approximately 80% over the next 24 months. The remainder is expected to be recognized thereafter.
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

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Contract assets primarily consist of unbilled receivables typically resulting from revenue recognized exceeding the amount billed to the customer and right to payment is not just subject to the passage of time. Unbilled amounts represent revenues for which billings have not been presented to customers. These amounts are generally billed and collected within one year subject to various conditions including, without limitation, appropriated and available funding. Long-term unbilled receivables not anticipated to be billed and collected within one year, which are primarily related to retainage, holdbacks, and long-term rate settlements to be billed at contract closeout, are included in other long-term assets in the accompanying condensed consolidated balance sheets. Contract liabilities primarily consist of advance payments, billings in excess of costs incurred and deferred revenue. Contract assets and liabilities are reported on a net contract basis at the end of each reporting period. The Company maintains an allowance for credit losses to provide for an estimate of uncollectible receivables. Provision for credit losses recognized was not material for each of the three and six months ended September 30, 2024 and 2023.
The following table summarizes the contract assets and liabilities, and accounts receivable, net of allowance recognized on the Company’s condensed consolidated balance sheets:

	September 30, 2024	March 31, 2024
Current assets
Accounts receivable–billed	$696,976	$700,066
Accounts receivable–unbilled (contract assets)	1,529,647	1,347,577
Allowance for credit losses	(1,265)	(301)
Accounts receivable, net	2,225,358	2,047,342
Other long-term assets
Accounts receivable–unbilled (contract assets)	57,703	57,355
Total accounts receivable, net	$2,283,061	$2,104,697
Other current liabilities
Advance payments, billings in excess of costs incurred and deferred revenue (contract liabilities)	$17,065	$15,527
Changes in contract assets and contract liabilities are primarily due to the timing difference between the Company’s performance of services and payments from customers. For the three months ended September 30, 2024 and 2023, we recognized revenue of $1.1 million and $1.7 million, respectively, and for the six months ended September 30, 2024 and 2023, we recognized revenue of $9.5 million and $16.2 million, respectively, related to our contract liabilities on April 1, 2024 and 2023, respectively. To determine revenue recognized from contract liabilities during the reporting periods, the Company allocates revenue to individual contract liability balances and applies revenue recognized during the reporting periods first to the beginning balances of contract liabilities until the revenue exceeds the balances.
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
The Company currently has outstanding shares of Class A Common Stock. Holders of certain unvested Class A Restricted Common Stock are entitled to participate in non-forfeitable dividends or other distributions (“participating securities”). These unvested restricted shares participated in the Company's dividends declared and paid in the second quarter of fiscal 2025 and 2024. As such, EPS is calculated using the two-class method whereby earnings are reduced by distributed earnings as well as any available undistributed earnings allocable to holders of these unvested restricted shares. A reconciliation of the income used to compute basic and diluted EPS for the periods presented are as follows:

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Numerator (1):
Earnings for basic computations	$387,779	$169,277	$552,345	$329,428
Earnings for diluted computations	$387,786	$169,280	$552,353	$329,434
Denominator:
Weighted-average common stock shares outstanding, basic	128,391,878	130,792,215	128,893,263	130,913,026
Dilutive stock options and restricted stock	456,199	340,930	494,459	424,887
Weighted-average common stock shares outstanding, diluted (2)	128,848,077	131,133,145	129,387,722	131,337,913
Earnings per common share:
Basic	$3.02	$1.29	$4.29	$2.52
Diluted (2)	$3.01	$1.29	$4.27	$2.51
(1)    The difference between earnings for basic and diluted computations and net income presented on the condensed consolidated statements of operations is due to undistributed earnings and dividends allocated to the participating securities. There were approximately 0.8 million and 1.1 million of participating securities for the three months ended September 30, 2024 and 2023, respectively, and 0.7 million and 1.1 million shares of participating securities for the six months ended September 30, 2024 and 2023, respectively.
(2)    The impact of anti-dilutive options excluded from the calculation of EPS was not material during the periods presented.
5. Acquisition, Goodwill and Intangible Assets
Acquisition
On June 7, 2024, the Company completed the acquisition of PAR Government Systems Corporation (“PGSC”), a wholly owned subsidiary of PAR Technology Corporation, for approximately $98.7 million, net of post-closing adjustments and incurred transaction costs as part of the acquisition. PGSC was founded in 1985 and headquartered in Rome, New York, and delivers differentiated services and solutions in strategic mission areas, including the provision of real-time communications and mobile situational awareness to maintain battlespace dominance for a range of government customers. The acquisition was funded with cash on hand. As a result of the transaction, PGSC became a wholly owned subsidiary of Booz Allen Hamilton Inc.
Under the terms of the purchase agreement, the purchase price is subject to post-closing working capital and other customary adjustments. The final purchase price allocations will be completed after the underlying information has been finalized and agreed upon by the seller and the Company.
The acquisition is accounted for under the acquisition method of accounting, which requires the total acquisition consideration to be allocated to the assets acquired and liabilities assumed based on an estimate of the acquisition date fair value, with the difference reflected in goodwill. The preliminary goodwill of $61.1 million is primarily attributable to the expected synergies between the Company and PGSC and PGSC’s specialized workforce and is deductible for tax purposes.
The Company preliminarily recognized $27.0 million of intangible assets which consists primarily of contract assets and are being amortized over the estimated useful life of twelve years.
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
Goodwill
As of September 30, 2024 and March 31, 2024, goodwill was $2,404.9 million and $2,343.8 million, respectively. The $61.1 million increase in the carrying amount of goodwill was attributable the Company's acquisition of PGSC.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Intangible Assets
Intangible assets consisted of the following:

	September 30, 2024			March 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Programs and contract assets, channel relationships, and other amortizable intangible assets	$618,894	$270,552	$348,342	$591,895	$237,764	$354,131
Software	163,636	103,692	59,944	146,284	89,572	56,712
Total amortizable intangible assets	$782,530	$374,244	$408,286	$738,179	$327,336	$410,843
Unamortizable intangible assets:
Trade name	$190,200	$—	$190,200	$190,200	$—	$190,200
Total	$972,730	$374,244	$598,486	$928,379	$327,336	$601,043
The $44.4 million increase in the gross carrying amount of intangible assets was primarily attributable the Company's acquisition of PGSC, with the remainder resulting from increases in the Company’s internally developed software.
6. Accounts Payable and Other Accrued Expenses
Accounts payable and other accrued expenses consisted of the following:

	September 30, 2024	March 31, 2024
Vendor payables	$677,440	$653,131
Provision for claimed costs	245,925	363,745
Accrued expenses	101,678	33,794
Total accounts payable and other accrued expenses	$1,025,043	$1,050,670
See Note 15, “Commitments and Contingencies,” to the condensed consolidated financial statements for further discussion of the Company’s provision for claimed costs.
7. Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following:

	September 30, 2024	March 31, 2024
Bonus	$59,251	$151,063
Retirement	129,948	57,465
Vacation	242,022	223,385
Other	249,276	74,217
Total accrued compensation and benefits	$680,497	$506,130
Other accrued compensation and benefits as of September 30, 2024 and March 31, 2024, respectively, includes $240.0 million and $41.7 million of the Company’s accrued payroll related liabilities. The Company changed its payroll cadence during the second quarter of fiscal 2025, resulting in the increased liability at period end.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
8. Debt
Debt consisted of the following on the dates below:

	September 30, 2024		March 31, 2024
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Term Loan A	6.597%	$1,567,500	6.677%	$1,588,125
Senior Notes due 2028	3.875%	700,000	3.875%	700,000
Senior Notes due 2029	4.000%	500,000	4.000%	500,000
Senior Notes due 2033	5.950%	650,000	5.950%	650,000
Less: Unamortized debt issuance costs and discount on debt		(24,225)		(26,309)
Total		3,393,275		3,411,816
Less: Current portion of long-term debt		(82,500)		(61,875)
Long-term debt, net of current portion		$3,310,775		$3,349,941
Credit Agreement
Booz Allen Hamilton Inc. (“Booz Allen Hamilton”), Booz Allen Hamilton Investor Corporation (“Investor”), and certain wholly owned subsidiaries of Booz Allen Hamilton are parties to a Credit Agreement dated as of July 31, 2012, as amended (the “Credit Agreement”), with certain institutional lenders and Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Lender. As of September 30, 2024, the Credit Agreement provided Booz Allen Hamilton with a $1,567.5 million Term Loan A (“Term Loan A”) and a $1.0 billion revolving credit facility (the “Revolving Credit Facility”), with a sub-limit for letters of credit of $200.0 million. As of September 30, 2024, the maturity date of Term Loan A and the Revolving Commitments is September 7, 2027. Voluntary prepayments of Term Loan A and the Revolving Loans are permitted at any time, in minimum principal amounts, without premium or penalty. Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement were secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement and related documentation; such security was released in connection with Booz Allen Hamilton obtaining investment grade ratings from both Moody's and S&P. On September 7, 2022 (the “Ninth Amendment Effective Date”), the previously outstanding Term Loan B loans under the Credit Agreement were prepaid in full.
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
The Company occasionally borrows under the Revolving Credit Facility for our working capital needs. There were no borrowings during the first half of fiscal 2025 and as of September 30, 2024 and March 31, 2024, respectively, there was no outstanding balance on the Revolving Credit Facility.
Borrowings under Term Loan A, and if used, the Revolving Credit Facility, incur interest at a variable rate. As of September 30, 2024, the Company had interest rate swaps with an aggregate notional amount of $550.0 million. These instruments hedge the variability of cash outflows for interest payments on a portion of the Company’s floating rate borrowings under the Credit Agreement. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense (See Note 9, “Derivatives,” to our condensed consolidated financial statements).
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. In connection with Booz Allen Hamilton obtaining investment grade ratings from both Moody's and S&P, certain activities previously restricted by certain negative covenants are permitted subject to pro forma compliance with the financial covenants and no events of default having occurred or are continuing. In addition, Booz Allen Hamilton is required to meet certain financial covenants at each quarter end, specifically the consolidated net total leverage ratio. As of September 30, 2024 and March 31, 2024, Booz Allen Hamilton was in compliance with all financial covenants associated with its debt and debt-like instruments.
Senior Notes
The following table summarizes the material terms of the Company’s Senior Notes as of September 30, 2024:

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

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Interest Expense
Interest expense consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Term Loan A	26,836	27,312	53,623	53,415
Revolving Credit Facility	—	1,420	—	1,438
Senior Notes	21,450	18,012	42,900	29,793
Amortization of Debt Issuance Cost (DIC) and Original Issue Discount (OID) (1)	1,370	1,218	2,721	2,245
Interest Rate Swaps	(2,702)	(3,702)	(6,461)	(7,271)
Other	91	496	193	610
Total Interest Expense	$47,045	$44,756	$92,976	$80,230
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
The following table summarizes the material terms of the Company’s outstanding interest rate swap derivative contracts as of September 30, 2024:

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
Derivative instruments are recorded in the condensed consolidated balance sheet on a gross basis at estimated fair value. As of September 30, 2024, $2.9 million, $1.1 million and $5.0 million were classified as other current assets, other current liabilities and other long-term liabilities, respectively, on the condensed consolidated balance sheet. As of March 31, 2024, $8.7 million and $1.6 million were classified as other current assets and other long-term assets, respectively, on the condensed consolidated balance sheet.
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

Derivatives in Cash Flow Hedging Relationships	Pre-Tax (Loss) Gain Recognized in AOCI on Derivatives		Pre-Tax Gain Reclassified from AOCI into Income
	Three Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023
Interest rate swaps (1)	$(7,806)	$3,173	$2,702	$3,702

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

Derivatives in Cash Flow Hedging Relationships	Pre-Tax (Loss) Gain Recognized in AOCI on Derivatives		Pre-Tax Gain Reclassified from AOCI into Income
	Six Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Interest rate swaps (1)	$(7,067)	$11,772	$6,461	$7,271
(1) The reclassifications from accumulated other comprehensive income to net income are included in interest expense in the Condensed Consolidated Statement of Operations.
Over the next 12 months, the Company estimates that $1.7 million will be reclassified as a decrease to interest expense. Cash flows associated with periodic settlements of interest rate swaps will be classified as operating activities in the condensed consolidated statement of cash flows.
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
10. Income Taxes
The Company’s effective income tax rates were 24.0% and 24.4% for the three months ended September 30, 2024 and 2023, respectively, and 23.7% and 22.2% for the six months ended September 30, 2024 and 2023, respectively. Our effective tax rates for these periods differ from the federal statutory rate of 21.0% primarily due to the inclusion of state and foreign income taxes and permanent rate differences, which are predominantly related to certain executive compensation and the accrual of reserves for uncertain tax positions, offset by research and development tax credits, excess tax benefits for employee share-based compensation, and the Foreign Derived Intangible Income deduction.
As of September 30, 2024 and March 31, 2024 the Company recorded $126.9 million and $115.4 million, respectively, of reserves for uncertain tax positions primarily related to research and development tax credits.
As of September 30, 2024 and March 31, 2024, the Company has recorded both a current income tax receivable (classified as prepaid expenses and other current assets) and a current income tax payable (classified as other current liabilities) on its condensed consolidated balance sheet. These amounts are reflective of fiscal 2025 and 2024 tax accruals in each U.S. Federal, state, and foreign jurisdiction, as adjusted for estimated payments made to date. In addition, as of September 30, 2024 and March 31, 2024, the Company has recorded a long-term income tax receivable of $152.5 million, which represents the amended U.S. federal return refund claims for research and development tax credits and the carryback claim for the fiscal 2021 net operating loss which is classified as other long-term assets on the condensed consolidated balance sheet. The Company is currently under federal audit by the IRS for fiscal years 2016, 2017, and 2019-2021 and the receipt of our U.S federal return refund claims is contingent upon the completion of the ongoing IRS audits.
11. Employee Benefit Plans
The Company sponsors the Employees’ Capital Accumulation Plan (the “ECAP”) which is a qualified defined contribution plan that covers eligible U.S. and certain international employees. The ECAP provides for distributions to participants by reason of retirement, death, disability, or termination of employment. The Company provides an annual matching contribution of up to 6% of eligible annual compensation. Total expense recognized for matching contributions under the ECAP were $61.1 million and $53.6 million for the three months ended September 30, 2024 and 2023, respectively, and $123.0 million and $108.1 million for the six months ended September 30, 2024 and 2023, respectively.
The Company also provides post-retirement healthcare benefits to former officers under a medical indemnity insurance plan, with premiums paid by the Company. As of September 30, 2024 and March 31, 2024, the unfunded status of the post-retirement medical plan was $129.2 million and $127.0 million, respectively, which is included in other long-term liabilities in the accompanying condensed consolidated balance sheets. Balance sheet and income statement impacts of any remaining benefit plans are immaterial for all periods presented in these condensed consolidated financial statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
12. Accumulated Other Comprehensive Income / (Loss)
All amounts recorded in other comprehensive income are related to the Company's post-retirement plans and interest rate swaps designated as cash flow hedges. The following table shows the changes in accumulated other comprehensive income, net of tax:

	Three Months Ended September 30, 2024			Six Months Ended September 30, 2024
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of period	$2,087	$5,316	$7,403	$1,976	$7,556	$9,532
Other comprehensive loss before reclassifications(1)	—	(5,788)	(5,788)	—	(5,240)	(5,240)
Amounts reclassified from accumulated other comprehensive income (2)	112	(2,003)	(1,891)	223	(4,791)	(4,568)
Net current-period other comprehensive income (loss)	112	(7,791)	(7,679)	223	(10,031)	(9,808)
End of period	$2,199	$(2,475)	$(276)	$2,199	$(2,475)	$(276)
(1) Changes in other comprehensive income / (loss) before reclassification for derivatives designated as cash flow hedges are recorded net of tax benefit of $2.0 million and $1.8 million for the three and six months ended September 30, 2024, respectively. The tax impact of other comprehensive income before reclassification for post-retirement plans for the three and six months ended September 30, 2024 was immaterial.
(2) The reclassifications from accumulated other comprehensive income to net income for derivatives designated as cash flow hedges are recorded net of tax expense of $0.7 million and $1.7 million for the three and six months ended September 30, 2024, respectively. The tax impact of reclassifications from accumulated other comprehensive loss to net income for post-retirement plans for the three and six months ended September 30, 2024 was immaterial.

	Three Months Ended September 30, 2023			Six Months Ended September 30, 2023
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of period	$19,067	$13,624	$32,691	$19,450	$9,883	$29,333
Other comprehensive income before reclassifications(3)	—	2,344	2,344	—	8,700	8,700
Amounts reclassified from accumulated other comprehensive income(4)	(383)	(2,760)	(3,143)	(766)	(5,375)	(6,141)
Net current-period other comprehensive (loss) income	(383)	(416)	(799)	(766)	3,325	2,559
End of period	$18,684	$13,208	$31,892	$18,684	$13,208	$31,892
(3) Changes in other comprehensive income before reclassification for derivatives designated as cash flow hedges are recorded net of tax expense of $0.8 million and $3.1 million for the three and six months ended September 30, 2023, respectively.
(4) The reclassifications from accumulated other comprehensive income to net income for derivatives designated as cash flow hedges are recorded net of tax expense of $1.0 million and $1.9 million for the three and six months ended September 30, 2023, respectively. The tax impact of reclassifications from accumulated other comprehensive income to net income for post-retirement plans for the three and six months ended September 30, 2023 was immaterial.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
13. Stock-Based Compensation
The following table summarizes stock-based compensation expense recognized in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$9,464	$9,038	$16,823	$16,952
General and administrative expenses	16,320	10,787	28,889	20,558
Total	$25,784	$19,825	$45,712	$37,510
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

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Equity Incentive Plan Options	$262	$374	$510	$694
Restricted Stock and other awards	25,522	19,451	45,202	36,816
Total	$25,784	$19,825	$45,712	$37,510
As of September 30, 2024, there was $114.5 million of total unrecognized compensation cost related to unvested stock-based compensation agreements. Absent the effect of forfeiture or acceleration of stock compensation cost for any departures of employees, the following table summarizes the unrecognized compensation cost and the weighted-average period the cost is expected to be amortized (excludes any future award):

	September 30, 2024
	Unrecognized Compensation Cost	Weighted Average Remaining Period to be Recognized (in years)
Equity Incentive Plan Options	$1,885	3.26
Restricted Stock Awards	112,572	1.92
Total	$114,457
Equity Incentive Plan
During the three and six months ended September 30, 2024, the Board of Directors granted 0.1 million and 0.6 million, respectively, time-based and performance-based restricted stock units to certain employees of the Company. The aggregate value of these awards was $9.5 million and $92.0 million for each respective period based on the grant date fair value. The performance-based awards granted during the six months ended September 30, 2024 included additional market conditions related to the Company’s total shareholder return relative to its peer group over the three-year performance period. The Company recognizes compensation expense for these performance-based awards with market conditions based on the grant-date fair value calculated using a Monte Carlo model.
14. Fair Value Measurements
Recurring Fair Value Measurements
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

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

	Recurring Fair Value Measurements as of September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Current derivative instruments (1)	$—	$2,869	$—	$2,869
Long-term deferred compensation plan asset (2)	38,761	—	—	38,761
Total Assets	$38,761	$2,869	$—	$41,630
Liabilities:
Current derivative instruments (1)	—	1,141	—	1,141
Long-term derivative instruments (1)	—	4,988	—	4,988
Long-term deferred compensation plan liability (2)	38,761	—	—	38,761
Total Liabilities	$38,761	$6,129	$—	$44,890

	Recurring Fair Value Measurements as of March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Current derivative instruments (1)	$—	$8,713	$—	$8,713
Long-term derivative instruments (1)	—	1,556	—	1,556
Long-term deferred compensation plan asset (2)	28,957	—	—	28,957
Total Assets	$28,957	$10,269	$—	$39,226
Liabilities:
Long-term deferred compensation plan liability (2)	28,957	—	—	28,957
Total Liabilities	$28,957	$—	$—	$28,957
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
Cash, Cash Equivalents and Marketable Securities
The fair value of the Company's cash and cash equivalents, which are Level 1 inputs, approximated its carrying value at September 30, 2024 and March 31, 2024. The Company’s cash and cash equivalent balances presented on the accompanying condensed consolidated balance sheets include $284.5 million and $192.7 million of marketable securities in money market funds as of September 30, 2024 and March 31, 2024, respectively.
Long-term Debt
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

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

	September 30, 2024		March 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Term Loan A	$1,567,500	$1,565,541	$1,588,125	$1,582,170
3.875% Senior Notes due 2028	700,000	679,133	700,000	656,677
4.000% Senior Notes due 2029	500,000	485,875	500,000	465,470
5.950% Senior Notes due 2033	650,000	695,065	650,000	672,815
Nonrecurring Fair Value Measurements
As of September 30, 2024 and March 31, 2024, the total of our investments that are accounted for at fair value on a non-recurring basis under the measurement alternative were $52.5 million and $37.4 million, respectively. While these assets are not measured at fair value on an ongoing basis, they are subject to fair value adjustments in certain circumstances (e.g., observable price changes or impairment). We did not have any material measurement adjustments during the six months ended September 30, 2024, with the exception of the assets and liabilities acquired through our acquisitions (see Note 5, “Acquisition, Goodwill and Intangible Assets,” to the condensed consolidated financial statements).
15. Commitments and Contingencies
Letters of Credit and Third-Party Guarantees
As of September 30, 2024 and March 31, 2024, the Company was contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that totaled $4.5 million and $4.4 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At September 30, 2024 and March 31, 2024, respectively, approximately $1.4 million and $1.3 million of these instruments reduced the available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $7.5 million facility of which $4.5 million and $4.4 million was available to the Company at September 30, 2024 and March 31, 2024, respectively.
Government Contracting Matters - Provision for Claimed Costs
For the three months ended September 30, 2024 and 2023, approximately 99% and 98%, respectively, of the Company's revenue was generated from contracts where the end user was an agency or department of the U.S. government, including contracts where the Company performed either as a prime contractor or subcontractor, and regardless of the geographic location in which the work was performed. For both the six months ended September 30, 2024 and 2023, approximately 98% of the Company's revenue was generated from such contracts. As noted in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024, in the ordinary course of business, agencies of the U.S. government, including the Defense Contract Audit Agency (“DCAA”), audit the Company’s claimed costs and conduct inquiries and investigations of our business practices with respect to government contracts to determine whether the Company's operations are conducted in accordance with these requirements and the terms of the relevant contracts.
Based upon information obtained from DCAA’s audit findings over four historical rate years, the Company changed its estimate and reduced a portion of its provision for claimed costs during the second quarter of fiscal 2025, which resulted in a $121.7 million increase to revenue, to reflect our best estimate of the final cost rates for the outstanding audit years. Operating income for the three and six months ended September 30, 2024 was accordingly increased by $121.7 million and net income was increased by $90.1 million (or $0.70 of basic and $0.70 diluted earnings per common share for the three and six months ended September 30, 2024). Our final cost rates for the recently audited years remain subject to negotiation with the Defense Contract Management Agency (“DCMA”) Administrative Contracting Officer. Management believes it has recorded the appropriate provision for claimed costs for any audit, inquiry, or investigation of which it is aware that may be subject to any reductions and/or penalties. As of September 30, 2024 and March 31, 2024, the Company had recorded liabilities of approximately $245.9 million and $363.7 million, respectively, for estimated adjustments to claimed costs based on its historical DCAA audit results, including the final resolution of such audits with DCMA, for claimed costs incurred subsequent to fiscal 2011.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Litigation
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government, which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of both September 30, 2024 and March 31, 2024, there were no material amounts accrued in the condensed consolidated financial statements related to these proceedings as either the amounts are immaterial or the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with these matters.
During the three months ended September 30, 2024, the Company secured insurance recoveries of $115.3 million from claims related to the Company’s settlement described in Note 20, “Commitments and Contingencies,” to the consolidated financial statements contained within our Annual Report on Form 10-K for the fiscal year ended March 31, 2024. The insurance recoveries offset our general and administrative expenses in our Condensed Consolidated Statement of Operations.

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
Overview
Trusted to transform missions with the power of tomorrow’s technologies, Booz Allen advances the nation’s most critical civil, defense, and national security priorities. Our ability to deliver value to our clients has always been, and continues to be, a product of the strong character, expertise and tremendous passion of our people. Our approximately 35,800 employees work to solve hard problems by making clients' missions their own, combining decades of consulting and domain expertise with functional expertise in areas such as analytics, digital solutions, engineering, cyber and artificial intelligence, all fostered by a culture of innovation that extends to all reaches of the Company.
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
Financial and Other Highlights
During the second quarter of fiscal 2025, the Company generated year over year revenue growth and increased client staff headcount.
Revenue increased 18.0% to $3,146.4 million in the three months ended September 30, 2024 from $2,666.3 million in the three months ended September 30, 2023, and increased 14.4% to $6,088.2 million in the six months ended September 30, 2024 from $5,320.8 million in the six months ended September 30, 2023. The increase was primarily driven by strong demand for our services and solutions as well as continued headcount growth and higher billable expenses. In addition, revenue was positively impacted by $121.7 million representing the reduction to our provision for claimed costs recorded during the second quarter of fiscal 2025. See Note 15, “Commitments and Contingencies,” to the condensed consolidated financial statements for further information.
Operating income increased 105.5% to $548.6 million in the three months ended September 30, 2024 from $267.0 million in the three months ended September 30, 2023, which reflects an increase in operating margin from 10.0% to 17.4%. Operating income increased 60.3% to $803.8 million in the six months ended September 30, 2024 from $501.4 million in the six months ended September 30, 2023, which reflects an increase in operating margin from 9.4% to 13.2%. The increase in operating income and operating margin was primarily driven by revenue growth and a decrease in general and administrative expenses resulting from $115.3 million in insurance recoveries from claims related to the Company’s fiscal 2024 settlement as described in Note 20, “Commitments and Contingencies,” to the consolidated financial statements contained within the Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

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
•“Adjusted Operating Income” represents operating income before change in provision for claimed costs for historical rate years, acquisition and divestiture costs, financing transaction costs, significant acquisition amortization, the reserve associated with the U.S. Department of Justice investigation disclosed in Note 20, “Commitments and Contingencies,” in the Annual Report on Form 10-K for the fiscal year ended March 31, 2024, and insurance recoveries related to the Company’s fiscal 2024 settlement disclosed in Note 20, “Commitments and Contingencies,” in the Annual Report on Form 10-K for the fiscal year ended March 31, 2024. We prepare Adjusted Operating Income to eliminate the impact of items we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature.
•“Adjusted EBITDA” represents net income before income taxes, net interest and other expense and depreciation and amortization and before certain other items, including change in provision for claimed costs for historical rate years, acquisition and divestiture costs, financing transaction costs, the reserve associated with the U.S. Department of Justice investigation disclosed in Note 20, “Commitments and Contingencies,” in the Annual Report on Form 10-K for the fiscal year ended March 31, 2024, and insurance recoveries related to the Company’s fiscal 2024 settlement disclosed in Note 20, “Commitments and Contingencies,” in the Annual Report on Form 10-K for the fiscal year ended March 31, 2024. “Adjusted EBITDA Margin on Revenue” is calculated as Adjusted EBITDA divided by revenue. “Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses” is calculated as Adjusted EBITDA divided by Revenue, Excluding Billable Expenses. The Company prepares Adjusted EBITDA, Adjusted EBITDA Margin on Revenue, and Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses to eliminate the impact of items it does not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary or non-recurring nature or because they result from an event of a similar nature.

•“Adjusted Net Income” represents net income before: (i) change in provision for claimed costs for historical rate years, (ii) acquisition and divestiture costs, (iii) financing transaction costs, (iv) significant acquisition amortization, (v) the reserve associated with the U.S. Department of Justice investigation disclosed in Note 20, “Commitments and Contingencies,” in the Annual Report on Form 10-K for the fiscal year ended March 31, 2024, (vi), insurance recoveries related to the Company’s fiscal 2024 settlement disclosed in Note 20, “Commitments and Contingencies,” in the Annual Report on Form 10-K for the fiscal year ended March 31, 2024, and (vii) amortization or write-off of debt issuance costs and debt discount, in each case net of the tax effect where appropriate calculated using an assumed effective tax rate. We prepare Adjusted Net Income to eliminate the impact of items, net of tax, we do not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary, or non-recurring nature or because they result from an event of a similar nature. We view Adjusted Net Income as an important indicator of performance consistent with the manner in which management measures and forecasts the Company's performance and the way in which management is incentivized to perform.
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

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except share and per share data)	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Revenue, Excluding Billable Expenses
Revenue	$3,146,386	$2,666,282	$6,088,183	$5,320,768
Less: Billable expenses	968,022	824,788	1,913,003	1,637,092
Revenue, Excluding Billable Expenses*	$2,178,364	$1,841,494	$4,175,180	$3,683,676
Adjusted Operating Income
Operating income	$548,609	$266,989	$803,773	$501,407
Change in provision for claimed costs (a)	(113,112)	(18,345)	(113,112)	(18,345)
Acquisition and divestiture costs (b)	1,717	260	7,387	3,528
Financing transaction costs (c)	—	820	—	820
Significant acquisition amortization (d)	13,326	13,596	26,010	26,704
Legal matter reserve (e)	—	—	—	27,453
Insurance recoveries (f)	(115,320)	—	(115,320)	—
Adjusted Operating Income	$335,220	$263,320	$608,738	$541,567
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue & Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses
Net income	$390,112	$170,718	$555,345	$332,106
Income tax expense	123,240	55,071	172,368	94,551
Interest and other, net (g)	35,257	41,200	76,060	74,750
Depreciation and amortization	42,056	40,907	83,185	82,754
EBITDA	590,665	307,896	886,958	584,161
Change in provision for claimed costs (a)	(113,112)	(18,345)	(113,112)	(18,345)
Acquisition and divestiture costs (b)	1,717	260	7,387	3,528
Financing transaction costs (c)	—	820	—	820
Legal matter reserve (e)	—	—	—	27,453
Insurance recoveries (f)	(115,320)	—	(115,320)	—
Adjusted EBITDA	$363,950	$290,631	$665,913	$597,617
Net income margin	12.4%	6.4%	9.1%	6.2%
Adjusted EBITDA Margin on Revenue	11.6%	10.9%	10.9%	11.2%
Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses	16.7%	15.8%	15.9%	16.2%

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except share and per share data)	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Adjusted Net Income
Net income	$390,112	$170,718	$555,345	$332,106
Change in provision for claimed costs (a)	(113,112)	(18,345)	(113,112)	(18,345)
Acquisition and divestiture costs (b)	1,717	260	7,387	3,528
Financing transaction costs (c)	—	820	—	820
Significant acquisition amortization (d)	13,326	13,596	26,010	26,704
Legal matter reserve (e)	—	—	—	27,453
Insurance recoveries (f)	(115,320)	—	(115,320)	—
Amortization and write-off of debt issuance costs and debt discount	1,089	1,106	2,165	1,888
Adjustments for tax effect (h)	55,198	988	50,146	(11,954)
Adjusted Net Income	$233,010	$169,143	$412,621	$362,200
Adjusted Diluted Earnings Per Share
Weighted-average number of diluted shares outstanding	128,848,077	131,133,145	129,387,722	131,337,913
Diluted earnings per share	$3.01	$1.29	$4.27	$2.51
Adjusted Net Income Per Diluted Share (i)	$1.81	$1.29	$3.19	$2.76
Free Cash Flow
Net cash provided by (used in) operating activities	$587,091	$(47,385)	$639,219	$(118,917)
Less: Purchases of property, equipment and software	(23,805)	(16,948)	(56,247)	(27,436)
Free cash flow	$563,286	$(64,333)	$582,972	$(146,353)
Operating cash flow conversion	150%	(28)%	115%	(36)%
Free cash flow conversion	242%	(38)%	141%	(40)%
* Revenue, Excluding Billable Expenses includes $113.1 million and $18.3 million of revenue for the three and six months ending September 30, 2024 and 2023 respectively, resulting from the reduction to our provision for claimed costs as noted below.
(a)Represents the reduction to our provision for claimed costs for years prior to fiscal 2025 recorded during the second quarters of fiscal 2025 and 2024, which resulted in a corresponding increase to revenue, as a result of the Defense Contract Audit Agency's findings related to its audits of our claimed costs for multiple fiscal years. See Note 15, “Commitments and Contingencies,”to the condensed consolidated financial statements for further information.
(b)Represents costs associated with the acquisition efforts of the Company related to transactions for which the Company has entered into a letter of intent to acquire a controlling financial interest in the target entity. Transactions primarily include the acquisitions of EverWatch Corp. (“EverWatch”) in fiscal 2023 and PAR Government Systems Corporation (“PGSC”) in fiscal 2025. See Note 5, “Acquisition, Goodwill, and Intangible Assets,”to the condensed consolidated financial statements for further information.
(c)Reflects expenses associated with debt financing activities incurred during the second quarter of fiscal 2024.
(d)Amortization expense associated with acquired intangibles from significant acquisitions.
(e)Reserve associated with the U.S. Department of Justice's investigation of the Company. See Note 20, “Commitments and Contingencies,” to the consolidated financial statements contained within the Annual Report on Form 10-K for the fiscal year ended March 31, 2024 for further information.
(f)Reflects insurance recoveries from claims related to the Company’s fiscal 2024 settlement as described in Note 20, “Commitments and Contingencies,” to the consolidated financial statements contained within the Annual Report on Form 10-K for the fiscal year ended March 31, 2024.
(g)Reflects the combination of Interest expense and Other income, net from the condensed consolidated statement of operations.
(h)Reflects the tax effect of adjustments at an assumed effective tax rate of 26%, which approximates the blended federal and state tax rates, and consistently excludes the impact of other tax credits and incentive benefits realized. The tax effect of certain discrete items is calculated specifically and may vary from the general 26% rate.

(i)Excludes adjustments of approximately $2.3 million and $3.0 million of net earnings for the three and six months ended September 30, 2024, respectively, and approximately $1.4 million and $2.7 million of net earnings for the three and six months ended September 30, 2023, respectively, associated with the application of the two-class method for computing diluted earnings per share.
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
The table below presents the percentage of total revenue for each type of contract as of the respective periods presented:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Cost-reimbursable	57%	55%	56%	55%
Time-and-materials	23%	24%	23%	24%
Fixed-price	20%	21%	21%	21%
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
Our People
Revenue from our contracts is derived from services delivered by client staff and, to a lesser extent, from our subcontractors. Our ability to hire, retain, and deploy talent with skills appropriately aligned with client needs is critical to our ability to grow our revenue. We continuously evaluate whether our talent base is properly sized and appropriately compensated, and contains an optimal mix of skills to be cost competitive and meet the rapidly evolving needs of our clients. We seek to achieve that result through recruitment and management of capacity and compensation. As of September 30, 2024 and 2023, we employed approximately 35,800 and 33,100 people, respectively, of which approximately 32,700 and 30,200, respectively, were client staff.
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
The following table summarizes the value of our contract backlog as of the respective periods presented:

	September 30, 2024	September 30, 2023
	(In millions)
Backlog (1):
Funded	$6,612	$6,282
Unfunded	10,317	10,128
Priced options	24,325	18,630
Total backlog	$41,254	$35,040

(1) Backlog presented includes backlog acquired from the Company’s acquisition of PGSC during the six months ended September 30, 2024. Total backlog acquired from PGSC was approximately $230.5 million at the date of acquisition.

Our total backlog consists of remaining performance obligations, certain orders under contracts for which the period of performance has expired, and unexercised option period and other unexercised optional orders. As of September 30, 2024 and March 31, 2024, the Company had $11.0 billion and $8.7 billion of remaining performance obligations, respectively. We expect to recognize approximately 70% of the remaining performance obligations as of September 30, 2024 as revenue over the next 12 months, and approximately 80% over the next 24 months. The remainder is expected to be recognized thereafter. However, given the uncertainties discussed below, as well as the risks described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all. Our backlog includes orders under contracts that in some cases extend for several years. The U.S. Congress generally appropriates funds for our clients on a yearly basis, even though their contracts with us may call for performance that is expected to take a number of years to complete. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until the U.S. Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.

We view growth in total backlog and client staff headcount as the two key measures of our potential business growth. Growing and deploying client staff is the primary means by which we are able to achieve profitable revenue growth. To the extent that we are able to hire additional client staff and deploy them against funded backlog, we generally recognize increased revenue. Total backlog increased by 17.7% from September 30, 2023 to September 30, 2024. Additions to funded backlog during the twelve months ended September 30, 2024 and 2023 totaled $11.8 billion and $10.8 billion, respectively, as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options. We report internally on our backlog on a monthly basis and review backlog upon occurrence of certain events to determine if any adjustments are necessary.
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
In addition, contract backlog includes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the funded backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a predetermined expiration date such as the end of the U.S. government's fiscal year. The revenue value of orders included in contract backlog that has not been recognized as revenue due to period of performance expirations has not exceeded approximately 4.5% of total backlog as of September 30, 2024 or during any of the three preceding fiscal quarters.
We expect to recognize revenue from a substantial portion of funded backlog as of September 30, 2024 within the next twelve months. However, given the uncertainties discussed above, as well as the risks described in “Part I, Item 1A. Risk Factors,” of our fiscal 2024 Annual Report on Form 10-K, we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all.
Government Audit Impact on Operating Income
As noted in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024, in the ordinary course of business, agencies of the U.S. government for which the Company is engaged as a prime contractor or a subcontractor, including the Defense Contract Audit Agency, audit the Company’s claimed costs and conduct inquiries and investigations of our business practices with respect to government contracts. Such audits may result in, and have historically resulted in, the Company’s inability to retain certain claimed costs, including executive and employee compensation, due to differing views of the allowability and reasonableness of such costs.
Following the settlement of the civil and criminal investigation of the Company by the U.S. Department of Justice (“DOJ”) previously disclosed in Note 20, “Commitments and Contingencies,” to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, audits for years subsequent to the Company’s fiscal year 2011 have resumed and remain subject to final resolution. As discussed in Note 15, “Commitments and Contingencies,” to the condensed consolidated financial statements, the Company recognized a reserve for estimated adjustments to historical claimed costs in respect of the years subsequent to fiscal 2011. As audits of the periods subsequent to 2011 are completed, our estimates of adjustment to claimed costs for these periods could change. Any such change could materially impact our reported revenue, operating income, net income and basic and diluted earnings per common share.
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
Critical Accounting Estimates and Policies
Our critical accounting estimates and policies are disclosed in the Critical Accounting Estimates and Policies section in Part II, “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended March 31, 2024. Other than the change in estimate resulting in a reduction to our provision for claimed costs, there were no other material changes to our critical accounting policies, estimates or judgments that occurred during the periods covered by this report. See Note 15, “Commitments and Contingencies,” to our condensed consolidated financial statements for additional information related to the aforementioned change in estimate.

Results of Operations
The following table sets forth items from our condensed consolidated statements of operations for the six months ended September 30, 2024 and September 30, 2023:

	Three Months Ended September 30,			Six Months Ended September 30,
	2024	2023		2024	2023
	(Unaudited)	(Unaudited)	Percent	(Unaudited)	(Unaudited)	Percent
	(In thousands)		Change	(In thousands)		Change
Revenue	$3,146,386	$2,666,282	18.0%	$6,088,183	$5,320,768	14.4%
Operating costs and expenses:
Cost of revenue	1,362,282	1,232,712	10.5%	2,733,516	2,484,628	10.0%
Billable expenses	968,022	824,788	17.4%	1,913,003	1,637,092	16.9%
General and administrative expenses	225,417	300,886	(25.1)%	554,706	614,887	(9.8)%
Depreciation and amortization	42,056	40,907	2.8%	83,185	82,754	0.5%
Total operating costs and expenses	2,597,777	2,399,293	8.3%	5,284,410	4,819,361	9.6%
Operating income	548,609	266,989	105.5%	803,773	501,407	60.3%
Interest expense	(47,045)	(44,756)	5.1%	(92,976)	(80,230)	15.9%
Other income, net	11,788	3,556	231.5%	16,916	5,480	208.7%
Income before income taxes	513,352	225,789	127.4%	727,713	426,657	70.6%
Income tax expense	123,240	55,071	123.8%	172,368	94,551	82.3%
Net income	$390,112	$170,718	128.5%	$555,345	$332,106	67.2%
Revenue
Revenue increased 18.0% to $3.1 billion, and 14.4% to $6.1 billion, respectively for the three and six months ended September 30, 2024 as compared to the prior year period. The increase was primarily driven by strong demand for our services and solutions as well as continued headcount growth and higher billable expenses. In addition, revenue was positively impacted by $121.7 million representing the reduction to our provision for claimed costs recorded during the second quarter of fiscal 2025. See Note 15, “Commitments and Contingencies,” to the condensed consolidated financial statements for further information. Total headcount as of September 30, 2024 increased by approximately 2,700 as compared to September 30, 2023.
Cost of Revenue
Cost of revenue as a percentage of revenue was 43.3% and 46.2% for the three months ended September 30, 2024 and 2023, respectively, and 44.9% and 46.7% for the six months ended September 30, 2024 and 2023, respectively. Cost of revenue increased 10.5% and 10.0% for the three and six months ended September 30, 2024, respectively, as compared to the three and six months ended September 30, 2023. The increases were primarily due to increases in salaries and salary-related benefits of $149.2 million and $284.5 million, respectively, driven by increased headcount and salary increases, partially offset by decreases in other business expenses and professional fees of $10.6 million and $29.9 million, respectively, as compared to the prior year.
Billable Expenses
Billable expenses as a percentage of revenue were 30.8% and 30.9% for the three months ended September 30, 2024 and 2023, respectively, and 31.4% and 30.8% for the six months ended September 30, 2024 and 2023, respectively. Billable expenses increased 17.4% and 16.9% for the three and six months ended September 30, 2024, respectively, as compared to the three and six months ended September 30, 2023. The increases were primarily attributable to increases in the use of subcontractors driven by client demand and timing of client needs, as well as increases in expenses from contracts requiring the Company to incur other direct expenses and travel on behalf of clients as compared to the prior year.
General and Administrative Expenses
General and administrative expenses as a percentage of revenue were 7.2% and 11.3% for the three months ended September 30, 2024 and 2023, respectively, and 9.1% and 11.6% for the six months ended September 30, 2024 and 2023, respectively. General and administrative expenses decreased 25.1% and 9.8% for the three and six months ended September 30, 2024, respectively, as compared to the three and six months ended September 30, 2023.

Fiscal 2025 reflects $115.3 million in insurance recoveries from claims related to the Company’s fiscal 2024 settlement as described in Note 20, “Commitments and Contingencies,” to the consolidated financial statements contained within the Annual Report on Form 10-K for the fiscal year ended March 31, 2024. Partially offsetting the above were increases in salary and salary related benefits of $22.0 million and other business expenses of $8.8 million for the three months ended September 30, 2024 as compared to the prior year.
In addition to the insurance recoveries noted above, the year-to date period was also impacted by a $27.5 million reserve from fiscal 2024 associated with the U.S. Department of Justice's investigation of the Company, not present in the current year, partially offset by increases in salary and salary related benefits of $41.1 million and increases in other business expenses and professional fees of $27.7 million as compared to the prior year.
Depreciation and Amortization
Depreciation and amortization expense increased 2.8% and 0.5% for the three and six months ended September 30, 2024, respectively, as compared to the three and six months ended September 30, 2023, primarily driven by intangible amortization related to acquisitions and asset purchases to support the business.
Interest Expense
Interest expense increased 5.1% and 15.9% for the three and six months ended September 30, 2024, respectively, as compared to the three and six months ended September 30, 2023, primarily due to increases of approximately $3.4 million and $13.1 million, respectively, in bond interest expense related to the $650.0 million Senior Notes due 2033, issued by the Company in August of fiscal 2024.
Other Income, net
Other income (expense), net increased to $11.8 million for the three months ended September 30, 2024 from $3.6 million for the three months ended September 30, 2023, and increased to $16.9 million for the six months ended September 30, 2024 from $5.5 million for the six months ended September 30, 2023. The increases in other income, net were primarily driven by an increase of $11.2 million in the fair value of the Company’s investments reflected in the second quarter of fiscal 2025.
Income Tax Expense
Income tax expense increased to $123.2 million for the three months ended September 30, 2024 from $55.1 million for the three months ended September 30, 2023, an increase of 123.8%, and increased to $172.4 million for the six months ended September 30, 2024 from $94.6 million for the six months ended September 30, 2023, an increase of 82.3%. The effective tax rate decreased to 24.0% from 24.4%, primarily due to excess tax benefits from stock based compensation and a reduction in non-deductible expense.
Liquidity and Capital Resources
As of September 30, 2024, our total liquidity was $1.6 billion, consisting of $558.7 million of cash and cash equivalents and $998.6 million available under the Revolving Credit Facility. In the opinion of management, we will be able to meet our liquidity and cash needs through a combination of cash flows from operating activities, available cash balances, and available borrowing under the Revolving Credit Facility. If these resources need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities.
The following table presents selected financial information as of September 30, 2024 and March 31, 2024 and for the first six months of fiscal 2025 and 2024:

	September 30, 2024	March 31, 2024
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$558,724	$554,257
Total debt	$3,393,275	$3,411,816

	Six Months Ended September 30,
	2024	2023
	(Unaudited)	(Unaudited)
	(In thousands)
Net cash provided by (used in) operating activities	$639,219	$(118,917)
Net cash used in investing activities	(153,272)	(37,002)
Net cash (used in) provided by financing activities	(481,480)	308,353
Net increase in cash and cash equivalents	$4,467	$152,434
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
On June 7, 2024, the Company completed the acquisition of PAR Government Systems Corporation (“PGSC”), a wholly owned subsidiary of PAR Technology Corporation, for approximately $98.7 million, net of post-closing adjustments and incurred transaction costs as part of the acquisition. See Note 5, “Acquisition, Goodwill and Intangible Assets,” to our condensed consolidated financial statements for additional information related to the acquisition of PGSC.
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
Operating Cash Flow
Net cash provided by operations is primarily affected by the overall profitability of our contracts, our ability to invoice and collect cash from clients in a timely manner, our ability to manage our vendor payments and the timing of cash paid for income taxes. Continued uncertainty in global economic conditions, including any potential impact of the U.S. government’s failure to raise the debt ceiling, may also affect our business as customers and suppliers may decide to downsize, defer, or cancel contracts, which could negatively affect our operating cash flows. Net cash provided by operations was $639.2 million for the six months ended September 30, 2024 compared to $118.9 million of net cash used in operations in the prior year period. Operating cash was primarily driven by strong collections and overall revenue growth. In addition, fiscal 2025 reflects $115.3 million in insurance recoveries from claims related to the Company’s fiscal 2024 settlement as described in Note 20, “Commitments and Contingencies,” to the consolidated financial statements contained within the Annual Report on Form 10-K for the fiscal year ended March 31, 2024. The Company also changed its payroll cadence during the second quarter of fiscal 2025, resulting in a positive operating cash flow impact at period end.
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
Investing Cash Flow
Net cash used in investing activities was $153.3 million in the six months ended September 30, 2024 compared to $37.0 million in the prior year period. The increase in investing cash used over the prior year was primarily due to the Company's acquisition of PGSC.
Financing Cash Flow
Net cash used in financing activities was $481.5 million in the six months ended September 30, 2024 compared to net cash provided by financing activities of $308.4 million in the prior year period. The increase in financing cash used year over year was primarily due to a $500.0 million draw on the Company’s revolving credit facility in the prior year, not present this year, partially offset by an increase of $139.4 million in share repurchases year over year.
Dividends and Share Repurchases
On October 25, 2024, the Company announced a regular quarterly cash dividend in the amount of $0.51 per share. The quarterly dividend is payable on December 4, 2024 to stockholders of record on November 15, 2024.
During the three and six months ended September 30, 2024, quarterly cash dividends of $0.51 and $1.02 per share, respectively, were declared and paid totaling $65.8 million and $133.0 million, respectively. During the three and six months ended September 30, 2023, quarterly cash dividends of $0.47 and $0.94 per share, respectively, were declared and paid totaling $62.1 million and $125.1 million, respectively.
On December 12, 2011, the Board of Directors approved a share repurchase program, which was most recently increased by $525.0 million to $3,085.0 million on May 22, 2024. The Company may repurchase shares pursuant to the program by means of open market repurchases, directly negotiated repurchases or through agents acting pursuant to negotiated repurchase agreements. During the first six months of fiscal 2025, the Company purchased 2.1 million shares of the Company's Class A Common Stock for an aggregate of $308.5 million. As of September 30, 2024, the Company had approximately $699.7 million remaining under the repurchase program.

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
Indebtedness
Booz Allen Hamilton Inc. (“Booz Allen Hamilton”), Booz Allen Hamilton Investor Corporation (“Investor”), and certain wholly owned subsidiaries of Booz Allen Hamilton are parties to a Credit Agreement dated as of July 31, 2012, as amended (the “Credit Agreement”), with certain institutional lenders and Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Lender. As of September 30, 2024, the Credit Agreement provided Booz Allen Hamilton with a $1,567.5 million Term Loan A (“Term Loan A”) and a $1.0 billion revolving credit facility (the “Revolving Credit Facility”), with a sub-limit for letters of credit of $200.0 million. As of September 30, 2024, the maturity date of Term Loan A and the Revolving Commitments is September 7, 2027. Voluntary prepayments of Term Loan A and the Revolving Loans are permitted at any time, in minimum principal amounts, without premium or penalty. Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement were secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement and related documentation; such security was released in connection with Booz Allen Hamilton obtaining investment grade ratings from both Moody's and S&P. On September 7, 2022 (the “Ninth Amendment Effective Date”), the previously outstanding Term Loan B loans under the Credit Agreement were prepaid in full.
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
The Company occasionally borrows under the Revolving Credit Facility for our working capital needs. There were no borrowings during the second quarter of fiscal 2025 and as of September 30, 2024 and March 31, 2024, respectively, there was no outstanding balance on the Revolving Credit Facility.

Borrowings under Term Loan A, and if used, the Revolving Credit Facility, incur interest at a variable rate. As of September 30, 2024, Booz Allen Hamilton had interest rate swaps with an aggregate notional amount of $550.0 million. These instruments hedge the variability of cash outflows for interest payments on the Credit Agreement. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense. See Note 9, “Derivatives,” to our condensed consolidated financial statements for further information.
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. In connection with Booz Allen Hamilton obtaining investment grade ratings from both Moody's and S&P, certain activities previously restricted by certain negative covenants are permitted subject to pro forma compliance with the financial covenants and no events of default having occurred or are continuing. In addition, Booz Allen Hamilton is required to meet certain financial covenants at each quarter end, specifically the consolidated net total leverage ratio. As of September 30, 2024 and March 31, 2024, Booz Allen Hamilton was in compliance with all financial covenants associated with its debt and debt-like instruments.
As of September 30, 2024 and March 31, 2024, the Company was contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that totaled $4.5 million and $4.4 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At September 30, 2024 and March 31, 2024, respectively, approximately $1.4 million and $1.3 million of these instruments reduced the available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $7.5 million facility of which $4.5 million and $4.4 million was available to the Company at September 30, 2024 and March 31, 2024, respectively.
Senior Notes
The following table summarizes the material terms of the Company’s Senior Notes as of September 30, 2024:

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
The tables below present the summarized financial information as combined for the Company and Booz Allen Hamilton as of March 31, 2024 and as of and for the six months ended September 30, 2024, after the elimination of intercompany transactions and balances between the Company and Booz Allen Hamilton and excluding the subsidiaries of the Company that are not issuers or guarantors of the Senior Notes due 2033, including earnings from and investments in these entities. The summarized financial information is provided in accordance with the reporting requirements of Rule 13-01 under Regulation S-X and is not intended to present our financial position or results of operations in accordance with GAAP.

Summarized Statements of Financial Condition

(in thousands)	September 30, 2024	March 31, 2024
Intercompany receivables from non-guarantor subsidiaries	$46,539	$62,012
Total other current assets	$2,802,619	$2,618,239
Goodwill and intangible assets, net of accumulated amortization	$1,502,750	$1,499,616
Total other non-current assets	$921,752	$853,623
Intercompany payables to non-guarantor subsidiaries	$33,749	$13,408
Total other current liabilities	$1,852,941	$1,641,369
Long-term debt, net of current portion	$3,310,775	$3,349,941
Total other non-current liabilities	$474,889	$457,290
Summarized Statement of Operations

(in thousands)	Six Months Ended September 30, 2024
Revenue	$5,682,463
Revenue from non-guarantor subsidiaries	$315,998
Operating income	$490,556
Operating income from non-guarantor subsidiaries	$296,790
Net income	$535,565
Net income attributable to the Obligor Group	$535,565
Capital Structure and Resources
Our stockholders’ equity amounted to $1,200.8 million as of September 30, 2024, an increase of $154.2, compared to stockholders’ equity of $1,046.6 million as of March 31, 2024. The increase was primarily due to net income of $555.3 million and stock-based compensation expense of $45.7 million during the six months ended September 30, 2024, partially offset by $324.4 million in treasury stock resulting from the repurchase of shares of our Class A Common Stock, and $133.3 million in quarterly dividend payments for the six months ended September 30, 2024.
Capital Expenditures
Since we do not own any of our facilities, our capital expenditure requirements primarily relate to the purchase of computers, management systems, furniture, and leasehold improvements to support our operations. Direct facility and equipment costs billed to clients are not treated as capital expenses. Our capital expenditures for the six months ended September 30, 2024 and 2023 were $56.2 million and $27.4 million, respectively. The increase is primarily driven by an increase in leasehold improvements and secure space updates to our leased facilities in the current period.
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Disclosure concerning legal proceedings can be found in Part I, Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 15, Commitments and Contingencies” under the caption, “Litigation,” which is incorporated here by this reference.
Item 1A.    Risk Factors
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 filed with the Securities and Exchange Commission on May 24, 2024.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table shows the share repurchase activity for each of the three months in the quarter ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2024	423,459	$146.36	423,459	$867,956
August 2024	984,724	$145.47	984,724	$724,708
September 2024	161,966	$154.35	161,966	$699,708
Total	1,570,149		1,570,149
(1) On December 12, 2011, the Board of Directors approved a share repurchase program, which was most recently increased by $525.0 million to $3,085.0 million on May 22, 2024. A special committee of the Board of Directors was appointed to evaluate market conditions and other relevant factors and initiate repurchases under the program from time to time. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. The above table does not factor in any increases to the share repurchase program subsequent to September 30, 2024.
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
101
The following materials from Booz Allen Hamilton Holding Corporation’s Quarterly Report on Form 10-Q for the three and six months ended September 30, 2024 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2024 and March 31, 2024; (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2024 and 2023; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2024 and 2023; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2024 and 2023; and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
___________________________________
*    Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Booz Allen Hamilton Holding Corporation
Registrant

Date: October 25, 2024	By:	/s/ Matthew A. Calderone
Matthew A. Calderone Executive Vice President and Chief Financial Officer (Principal Financial Officer)