Form 10-Q
period 2024-12-31
Booz Allen Hamilton Holding Corp
filed 2025-01-31
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of 1/28/2025
Class A Common Stock	126,645,604

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	December 31, 2024	March 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$453,539	$554,257
Accounts receivable, net	2,223,712	2,047,342
Prepaid expenses and other current assets	169,142	137,310
Total current assets	2,846,393	2,738,909
Property and equipment, net of accumulated depreciation	177,267	188,279
Operating lease right-of-use assets	179,941	174,345
Intangible assets, net of accumulated amortization	580,062	601,043
Goodwill	2,404,941	2,343,789
Deferred tax assets	311,966	227,171
Other long-term assets	320,419	290,152
Total assets	$6,820,989	$6,563,688
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$82,500	$61,875
Accounts payable and other accrued expenses	946,127	1,050,670
Accrued compensation and benefits	706,894	506,130
Operating lease liabilities	40,898	43,187
Other current liabilities	37,910	30,328
Total current liabilities	1,814,329	1,692,190
Long-term debt, net of current portion	3,291,215	3,349,941
Operating lease liabilities, net of current portion	181,679	182,134
Income tax reserves	137,471	120,237
Other long-term liabilities	186,378	172,624
Total liabilities	5,611,072	5,517,126
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, Class A - $0.01 par value - authorized: 600,000,000 shares; issued: 167,983,631 and 167,402,268 shares at December 31, 2024 and March 31, 2024, respectively; outstanding: 127,102,565 and 129,643,123 shares at December 31, 2024 and March 31, 2024, respectively	1,680	1,674
Treasury stock, at cost - 40,881,066 and 37,759,145 shares at December 31, 2024 and March 31, 2024	(2,752,083)	(2,277,546)
Additional paid-in capital	1,009,759	908,837
Retained earnings	2,947,426	2,404,065
Accumulated other comprehensive income	3,135	9,532
Total stockholders’ equity	1,209,917	1,046,562
Total liabilities and stockholders’ equity	$6,820,989	$6,563,688

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Revenue	$2,917,190	$2,569,801	$9,005,373	$7,890,569
Operating costs and expenses:
Cost of revenue	1,305,612	1,180,961	4,039,128	3,665,589
Billable expenses	938,534	799,896	2,851,537	2,436,988
General and administrative expenses	341,629	300,273	896,335	915,160
Depreciation and amortization	40,156	41,113	123,341	123,867
Total operating costs and expenses	2,625,931	2,322,243	7,910,341	7,141,604
Operating income	291,259	247,558	1,095,032	748,965
Interest expense	(45,629)	(46,582)	(138,605)	(126,812)
Other income, net	2,766	6,408	19,682	11,888
Income before income taxes	248,396	207,384	976,109	634,041
Income tax expense	61,446	61,740	233,814	156,291
Net income	$186,950	$145,644	$742,295	$477,750
Earnings per common share (Note 4):
Basic	$1.46	$1.11	$5.75	$3.63
Diluted	$1.45	$1.11	$5.73	$3.62
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Amounts in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Net income	$186,950	$145,644	$742,295	$477,750
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on derivatives designated as cash flow hedges	3,300	(6,006)	(6,731)	(2,681)
Change in postretirement plan costs	111	(383)	334	(1,149)
Total other comprehensive income (loss), net of tax	3,411	(6,389)	(6,397)	(3,830)
Comprehensive income	$190,361	$139,255	$735,898	$473,920

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in thousands)	Nine Months Ended December 31,
	2024	2023
Cash flows from operating activities
Net income	$742,295	$477,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123,341	123,867
Noncash lease expense	38,967	40,558
Stock-based compensation expense	70,830	61,277
Amortization of debt issuance costs	4,105	3,580
Loss on debt extinguishment	—	965
Net (gains) losses on investments, dispositions, and other	(10,769)	2,188
Changes in operating assets and liabilities:
Accounts receivable, net	(158,984)	(193,483)
Deferred income taxes and income taxes receivable / payable	(105,321)	(76,982)
Prepaid expenses and other current and long-term assets	(15,639)	(4,535)
Accrued compensation and benefits	224,241	43,758
Accounts payable and other accrued expenses	(103,068)	(323,730)
Other current and long-term liabilities	(20,007)	(40,145)
Net cash provided by operating activities	789,991	115,068
Cash flows from investing activities
Purchases of property, equipment, and software	(73,428)	(50,532)
Payments for business acquisitions and dispositions, net of cash acquired	(96,524)	(406)
Payments for cost method investments	(13,813)	(17,316)
Net cash used in investing activities	(183,765)	(68,254)
Cash flows from financing activities
Proceeds from issuance of common stock	24,859	20,899
Stock option exercises	5,000	14,409
Repurchases of common stock	(497,116)	(303,654)
Cash dividends paid	(198,437)	(186,787)
Proceeds from revolving credit facility	—	500,000
Repayments on revolving credit facility, term loans, and Senior Notes	(41,250)	(530,937)
Net proceeds from debt issuance	—	636,207
Net cash (used in) provided by financing activities	(706,944)	150,137
Net (decrease) increase in cash and cash equivalents	(100,718)	196,951
Cash and cash equivalents––beginning of period	554,257	404,862
Cash and cash equivalents––end of period	$453,539	$601,813
Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$121,373	$105,259
Income taxes	$321,896	$222,267
Supplemental disclosures of non-cash investing activities:
Unpaid property, equipment, and software purchases	$4,207	$—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands, except share data)	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2024	167,841,004	$1,678	(39,939,116)	$(2,601,927)	$975,216	$2,826,078	$(276)	$1,200,769
Issuance of common stock	134,666	2	—	—	9,059	—	—	9,061
Stock options exercised	7,961	—	—	—	366	—	—	366
Repurchase of common stock (1)	—	—	(941,950)	(150,156)	—	—	—	(150,156)
Net income	—	—	—	—	—	186,950	—	186,950
Other comprehensive income, net of tax	—	—	—	—	—	—	3,411	3,411
Dividends paid of $0.51 per share of common stock	—	—	—	—	—	(65,602)	—	(65,602)
Stock-based compensation expense	—	—	—	—	25,118	—	—	25,118
Balance at December 31, 2024	167,983,631	$1,680	(40,881,066)	$(2,752,083)	$1,009,759	$2,947,426	$3,135	$1,209,917

Balance at March 31, 2024	167,402,268	$1,674	(37,759,145)	$(2,277,546)	$908,837	$2,404,065	$9,532	$1,046,562
Issuance of common stock	483,438	5	—	—	25,093	—	—	25,098
Stock options exercised	97,925	1	—	—	4,999	—	—	5,000
Repurchase of common stock (2)	—	—	(3,121,921)	(474,537)	—	—	—	(474,537)
Net income	—	—	—	—	—	742,295	—	742,295
Other comprehensive loss, net of tax	—	—	—	—	—	—	(6,397)	(6,397)
Dividends paid of $1.53 per share of common stock	—	—	—	—	—	(198,934)	—	(198,934)
Stock-based compensation expense	—	—	—	—	70,830	—	—	70,830
Balance at December 31, 2024	167,983,631	$1,680	(40,881,066)	$(2,752,083)	$1,009,759	$2,947,426	$3,135	$1,209,917
(1) During the three months ended December 31, 2024, the Company purchased 0.9 million shares of the Company’s Class A Common Stock for $145.0 million. Additionally, the Company repurchased shares for $3.8 million during the three months ended December 31, 2024 to cover the minimum statutory taxes on repurchases and restricted stock units that vested on various dates during the period.
(2) During the nine months ended December 31, 2024, the Company purchased 3.0 million shares of the Company’s Class A Common Stock for $453.5 million. Additionally, the Company repurchased shares for $17.1 million during the nine months ended December 31, 2024 to cover the minimum statutory taxes on repurchases and restricted stock units that vested on various dates during the period.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in thousands, except share data)	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2023	166,669,125	$1,667	(36,095,259)	$(2,054,418)	$834,042	$2,258,947	$31,892	$1,072,130
Issuance of common stock	106,446	1	—	—	6,951	—	—	6,952
Stock options exercised	23,502	—	—	—	1,276	—	—	1,276
Repurchase of common stock (3)	—	—	(764,764)	(95,316)	—	—	—	(95,316)
Net income	—	—	—	—	—	145,644	—	145,644
Other comprehensive loss, net of tax	—	—	—	—	—	—	(6,389)	(6,389)
Dividends paid of $0.47 per share of common stock	—	—	—	—	—	(61,821)	—	(61,821)
Stock-based compensation expense	—	—	—	—	23,767	—	—	23,767
Balance at December 31, 2023	166,799,073	$1,668	(36,860,023)	$(2,149,734)	$866,036	$2,342,770	$25,503	$1,086,243

Balance at March 31, 2023	165,872,332	$1,659	(34,234,744)	$(1,859,905)	$769,460	$2,051,455	$29,333	$992,002
Issuance of common stock	610,945	6	—	—	20,893	—	—	20,899
Stock options exercised	315,796	3	—	—	14,406	—	—	14,409
Repurchase of common stock (4)	—	—	(2,625,279)	(289,829)	—	—	—	(289,829)
Net income	—	—	—	—	—	477,750	—	477,750
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3,830)	(3,830)
Dividends paid of $1.41 per share of common stock	—	—	—	—	—	(186,435)	—	(186,435)
Stock-based compensation expense	—	—	—	—	61,277	—	—	61,277
Balance at December 31, 2023	166,799,073	$1,668	(36,860,023)	$(2,149,734)	$866,036	$2,342,770	$25,503	$1,086,243
(3) During the three months ended December 31, 2023, the Company purchased 0.8 million shares of the Company’s Class A Common Stock for $92.7 million. Additionally, the Company repurchased shares for $1.8 million during the three months ended December 31, 2023 to cover the minimum statutory taxes on repurchases and restricted stock units that vested on various dates during the period.
(4) During the nine months ended December 31, 2023, the Company purchased 2.5 million shares of the Company’s Class A Common Stock for $272.8 million. Additionally, the Company repurchased shares for $14.9 million during the nine months ended December 31, 2023 to cover the minimum statutory taxes on repurchases and restricted stock units that vested on various dates during the period.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)

1. Business Overview
Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or the Company, we, us, and our, was incorporated in Delaware in May 2008. The Company provides advanced technology products and services including artificial intelligence, cyber, and digital solutions to U.S. and international governments, major corporations, and not-for-profit organizations. The Company reports operating results and financial data in one reportable segment. The Company is headquartered in McLean, Virginia, with approximately 35,900 employees as of December 31, 2024.
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries that are majority-owned or otherwise controlled by the Company, and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the information contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2024. The interim period unaudited condensed consolidated financial statements are presented as described below. Certain information and disclosures normally required for annual financial statements have been condensed or omitted pursuant to GAAP and SEC rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation of the results of the interim periods presented have been included. The Company’s fiscal year ends on March 31 and, unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31. The results of operations for the nine months ended December 31, 2024 are not necessarily indicative of results to be expected for the full fiscal year.
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
The results of our investments are not material to the unaudited condensed and consolidated financial statements for the periods presented. As of December 31, 2024 and March 31, 2024, respectively, the total of equity and other investments related to unconsolidated entities included in other long term assets of the Company’s condensed consolidated balance sheet were $67.2 million and $42.0 million.
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

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures, which enhances reportable segment disclosure requirements, including significant segment expenses and interim disclosures (“Topic 280”). The guidance allows for disclosure of multiple measures of a segment’s profit or loss, and it requires that public entities with a single reportable segment provide all disclosures required by the ASU and all existing disclosures in Topic 280. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The amendments are to be applied retrospectively, and early adoption is permitted. The Company is currently assessing the impact of this update and does not expect this update to have a material impact on its present or historical consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires disclosure of disaggregated information about an entity’s effective tax rate reconciliation as well as information on income taxes paid. The ASU is effective for annual periods beginning after December 15, 2024, and should be applied prospectively. The Company plans to adopt this standard in fiscal 2026 and is currently evaluating the impact of adoption of this standard on its financial statement disclosures.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which is intended to enhance transparency into the nature and function of certain expenses. The guidance does not change the expense captions an entity presents on the face of the income statement; rather, it requires public business entities to provide disaggregated disclosures of certain expense captions in the notes to the financial statements. The ASU is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, and should be applied prospectively. The Company is currently assessing the impact of this update.
Recently Issued Accounting Pronouncements Adopted
There have been no recently adopted accounting pronouncements that are material to the Company's consolidated financial statements.
3. Revenue
Contract Estimates
We recognize revenue for many of our fixed price contracts under a contract cost-based input method and require an Estimate-at-Completion (“EAC”) process, which management uses to review and monitor the progress towards the completion of our performance obligations. Under this process, management considers various inputs and assumptions related to the EAC, including, but not limited to, progress towards completion, labor costs and productivity, material and subcontractor costs, and identified risks. Estimating the total cost at the completion of our performance obligations is subjective and requires management to make assumptions about future activity and cost drivers under the contract. Changes in these estimates can occur for a variety of reasons and, if significant, may impact the profitability of the Company’s contracts. Changes in estimates related to contracts accounted for under the EAC process are recognized on a cumulative catch-up basis in the period when such changes are determinable and reasonably estimable. If the estimate of contract profitability indicates an anticipated loss on a contract, the Company recognizes the total loss at the time it is identified. For each of the three and nine months ended December 31, 2024 and 2023, the aggregate impact of adjustments in contract estimates was not material.
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

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Revenue by Contract Type:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2024		2023		2024		2023
Cost-reimbursable	$1,673,838	57%	$1,403,297	55%	$5,114,805	57%	$4,317,430	55%
Time-and-materials	660,031	23%	614,339	24%	2,053,417	23%	1,888,679	24%
Fixed-price	583,321	20%	552,165	21%	1,837,151	20%	1,684,460	21%
Total Revenue	$2,917,190	100%	$2,569,801	100%	$9,005,373	100%	$7,890,569	100%
Revenue by Customer Type:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2024		2023		2024		2023
Defense Clients	$1,454,686	50%	$1,225,697	48%	$4,415,664	49%	$3,718,335	47%
Intelligence Clients	451,187	15%	405,885	16%	1,408,646	16%	1,326,342	17%
Civil Clients (1)	1,011,317	35%	938,219	36%	3,181,063	35%	2,845,892	36%
Total Revenue	$2,917,190	100%	$2,569,801	100%	$9,005,373	100%	$7,890,569	100%
(1) As of the first quarter of fiscal 2025, Civil Clients includes revenue from Global Commercial Clients, which was previously separately reported. Prior periods’ revenues have been recast to reflect the change.
Revenue by Whether the Company Acts as a Prime Contractor or a Subcontractor:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2024		2023		2024		2023
Prime Contractor	$2,775,505	95%	$2,447,401	95%	$8,584,534	95%	$7,502,044	95%
Subcontractor	141,685	5%	122,400	5%	$420,839	5%	388,525	5%
Total Revenue	$2,917,190	100%	$2,569,801	100%	$9,005,373	100%	$7,890,569	100%
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
As of December 31, 2024 and March 31, 2024, the Company had $9.5 billion and $8.7 billion of remaining performance obligations, respectively. We expect to recognize approximately 70% of the remaining performance obligations at December 31, 2024 as revenue over the next 12 months, and approximately 80% over the next 24 months. The remainder is expected to be recognized thereafter.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Contract Balances
The following table summarizes the contract assets and liabilities, and accounts receivable, net of allowance recognized on the Company’s condensed consolidated balance sheets:

	December 31, 2024	March 31, 2024
Current assets
Accounts receivable–billed	$771,843	$700,066
Accounts receivable–unbilled (contract assets)	1,452,730	1,347,577
Allowance for credit losses	(861)	(301)
Accounts receivable, net	2,223,712	2,047,342
Other long-term assets
Accounts receivable–unbilled (contract assets)	57,708	57,355
Total accounts receivable, net	$2,281,420	$2,104,697
Other current liabilities
Advance payments, billings in excess of costs incurred and deferred revenue (contract liabilities)	$21,246	$15,527
Changes in contract assets and contract liabilities are primarily due to the timing difference between the Company’s performance of services and payments from customers. For the three months ended December 31, 2024 and 2023, we recognized revenue of $1.0 million and $0.4 million, respectively, and for the nine months ended December 31, 2024 and 2023, we recognized revenue of $10.5 million and $16.6 million, respectively, related to our contract liabilities on April 1, 2024 and 2023, respectively. To determine revenue recognized from contract liabilities during the reporting periods, the Company allocates revenue to individual contract liability balances and applies revenue recognized during the reporting periods first to the beginning balances of contract liabilities until the revenue exceeds the balances.
4. Earnings Per Share
A reconciliation of the income used to compute basic and diluted EPS for the periods presented are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Numerator (1):
Earnings for basic computations	$185,866	$144,431	$738,189	$473,856
Earnings for diluted computations	$185,869	$144,433	$738,200	$473,864
Denominator:
Weighted-average common stock shares outstanding, basic	127,429,723	130,121,092	128,407,906	130,647,687
Dilutive stock options and restricted stock	510,414	367,958	501,587	411,067
Weighted-average common stock shares outstanding, diluted (2)	127,940,137	130,489,050	128,909,493	131,058,754
Earnings per common share:
Basic	$1.46	$1.11	$5.75	$3.63
Diluted (2)	$1.45	$1.11	$5.73	$3.62
(1)    The difference between earnings for basic and diluted computations and net income presented on the condensed consolidated statements of operations is due to undistributed earnings and dividends allocated to the participating securities. There were approximately 0.7 million and 1.1 million of participating securities for both the three and nine months ended December 31, 2024 and 2023, respectively.
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
The acquisition was accounted for under the acquisition method of accounting, which requires the total acquisition consideration to be allocated to the assets acquired and liabilities assumed based on an estimate of the acquisition date fair value, with the difference reflected in goodwill. The Company completed the determination of fair values of the acquired assets and liabilities assumed during the third quarter of fiscal 2025, except for the purchase price allocation for federal income tax purposes, which is in the process of being finalized.
The goodwill recognized of $61.1 million is primarily attributable to PGSC’s specialized workforce and the expected synergies between the Company and PGSC, and is deductible for tax purposes. The intangible assets recognized of $27.0 million consist primarily of contract assets and are being amortized over the estimated useful life of twelve years.
Goodwill
As of December 31, 2024 and March 31, 2024, goodwill was $2,404.9 million and $2,343.8 million, respectively. The $61.1 million increase in the carrying amount of goodwill was attributable the Company's acquisition of PGSC.
Intangible Assets
Intangible assets consisted of the following:

	December 31, 2024			March 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer contracts and related customer relationships	$618,894	$287,326	$331,568	$591,895	$237,764	$354,131
Software	169,110	110,816	58,294	146,284	89,572	56,712
Total amortizable intangible assets	$788,004	$398,142	$389,862	$738,179	$327,336	$410,843
Unamortizable intangible assets:
Trade name	$190,200	$—	$190,200	$190,200	$—	$190,200
Total	$978,204	$398,142	$580,062	$928,379	$327,336	$601,043
The $49.8 million increase in the gross carrying amount of intangible assets was primarily attributable the Company's acquisition of PGSC, with the remainder resulting from increases in the Company’s internally developed software.
6. Accounts Payable and Other Accrued Expenses
Accounts payable and other accrued expenses consisted of the following:

	December 31, 2024	March 31, 2024
Vendor payables	$640,494	$653,131
Provision for claimed costs	246,703	363,745
Accrued interest	35,189	14,375
Accrued expenses	23,741	19,419
Total accounts payable and other accrued expenses	$946,127	$1,050,670
See Note 15, “Commitments and Contingencies,” to the condensed consolidated financial statements for further discussion of the Company’s provision for claimed costs.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
7. Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following:

	December 31, 2024	March 31, 2024
Bonus	$86,498	$151,063
Retirement	158,466	57,465
Vacation	204,796	223,385
Accrued payroll and related liabilities	247,228	45,904
Other	9,906	28,313
Total accrued compensation and benefits	$706,894	$506,130
The increase in accrued payroll and related liabilities was due to the Company changing its payroll cadence during fiscal 2025.
8. Debt
Debt consisted of the following on the dates below:

	December 31, 2024		March 31, 2024
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Term Loan A	5.707%	$1,546,875	6.677%	$1,588,125
Senior Notes due 2028	3.875%	700,000	3.875%	700,000
Senior Notes due 2029	4.000%	500,000	4.000%	500,000
Senior Notes due 2033	5.950%	650,000	5.950%	650,000
Less: Unamortized debt issuance costs and discount on debt		(23,160)		(26,309)
Total		3,373,715		3,411,816
Less: Current portion of long-term debt		(82,500)		(61,875)
Long-term debt, net of current portion		$3,291,215		$3,349,941
Credit Agreement
Booz Allen Hamilton Inc. (“Booz Allen Hamilton”), Booz Allen Hamilton Investor Corporation (“Investor”), and certain wholly owned subsidiaries of Booz Allen Hamilton are parties to a Credit Agreement dated as of July 31, 2012, as amended (the “Credit Agreement”), with certain institutional lenders and Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Lender. As of December 31, 2024, the Credit Agreement provided Booz Allen Hamilton with a $1,546.9 million Term Loan A (“Term Loan A”) and a $1.0 billion revolving credit facility (the “Revolving Credit Facility”), with a sub-limit for letters of credit of $200.0 million. As of December 31, 2024, the maturity date of Term Loan A and the Revolving Commitments is September 7, 2027. Voluntary prepayments of Term Loan A and the Revolving Loans are permitted at any time, in minimum principal amounts, without premium or penalty. Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement were secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement and related documentation; such security was released in connection with Booz Allen Hamilton obtaining investment grade ratings from both Moody's and S&P. On September 7, 2022 (the “Ninth Amendment Effective Date”), the previously outstanding Term Loan B loans under the Credit Agreement were prepaid in full.

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
The Company occasionally borrows under the Revolving Credit Facility for our working capital needs. There were no borrowings during the nine months ended December 31, 2024 and as of December 31, 2024 and March 31, 2024, respectively, there was no outstanding balance on the Revolving Credit Facility.
Borrowings under Term Loan A, and if used, the Revolving Credit Facility, incur interest at a variable rate. As of December 31, 2024, the Company had interest rate swaps with an aggregate notional amount of $550.0 million. These instruments hedge the variability of cash outflows for interest payments on a portion of the Company’s floating rate borrowings under the Credit Agreement. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense (See Note 9, “Derivatives,” to our condensed consolidated financial statements).
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. In connection with Booz Allen Hamilton obtaining investment grade ratings from both Moody's and S&P, certain activities previously restricted by certain negative covenants are permitted subject to pro forma compliance with the financial covenants and no events of default having occurred or are continuing. In addition, Booz Allen Hamilton is required to meet certain financial covenants at each quarter end, specifically the consolidated net total leverage ratio. As of December 31, 2024 and March 31, 2024, Booz Allen Hamilton was in compliance with all financial covenants associated with its debt and debt-like instruments.
Senior Notes
The following table summarizes the material terms of the Company’s Senior Notes as of December 31, 2024:

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
Interest Expense
Interest expense consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Term Loan A	24,215	27,459	77,838	80,874
Revolving Credit Facility	—	—	—	1,438
Senior Notes	21,451	21,451	64,350	51,243
Amortization of Debt Issuance Cost (DIC) and Original Issue Discount (OID) (1)	1,383	1,335	4,105	3,580
Interest Rate Swaps	(1,843)	(3,846)	(8,304)	(11,117)
Other	423	183	616	794
Total Interest Expense	$45,629	$46,582	$138,605	$126,812
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
The following table summarizes the material terms of the Company’s outstanding interest rate swap derivative contracts as of December 31, 2024:

Effective Date	Maturity Date	Terms	Notional Amount
April 28, 2023	June 30, 2025	Variable to Fixed	$200,000
June 30, 2023	June 30, 2026	Variable to Fixed	150,000
June 28, 2024	June 30, 2027	Variable to Fixed	200,000
		Total	$550,000
The variable-to-fixed interest rate swaps effectively convert a portion of the variable rate debt into fixed interest rate debt.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Derivative instruments are recorded in the condensed consolidated balance sheet on a gross basis at estimated fair value. As of December 31, 2024, $2.7 million, $0.2 million, $0.5 million and $1.2 million were classified as other current assets, other long-term assets, other current liabilities and other long-term liabilities, respectively, on the condensed consolidated balance sheet. As of March 31, 2024, $8.7 million and $1.6 million were classified as other current assets and other long-term assets, respectively, on the condensed consolidated balance sheet.
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

Derivatives in Cash Flow Hedging Relationships	Pre-Tax Gain (Loss) Recognized in AOCI on Derivatives		Pre-Tax Gain Reclassified from AOCI into Income
	Three Months Ended December 31,		Three Months Ended December 31,
	2024	2023	2024	2023
Interest rate swaps (1)	$6,294	$(4,283)	$1,843	$3,846

Derivatives in Cash Flow Hedging Relationships	Pre-Tax (Loss) Gain Recognized in AOCI on Derivatives		Pre-Tax Gain Reclassified from AOCI into Income
	Nine Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Interest rate swaps (1)	$(773)	$7,489	$8,304	$11,117
(1) The reclassifications from accumulated other comprehensive income to net income are included in interest expense in the Condensed Consolidated Statement of Operations.
Over the next 12 months, the Company estimates that $2.2 million will be reclassified as a decrease to interest expense. Cash flows associated with periodic settlements of interest rate swaps will be classified as operating activities in the condensed consolidated statement of cash flows.
10. Income Taxes
The Company’s effective income tax rates were 24.7% and 29.8% for the three months ended December 31, 2024 and 2023, respectively, and 24.0% and 24.7% for the nine months ended December 31, 2024 and 2023, respectively. Our effective tax rates for these periods differ from the federal statutory rate of 21.0% primarily due to the inclusion of state and foreign income taxes and permanent rate differences, which are predominantly related to certain executive compensation and the accrual of reserves for uncertain tax positions, offset by research and development tax credits, excess tax benefits for employee share-based compensation, and the Foreign Derived Intangible Income deduction.
As of December 31, 2024 and March 31, 2024 the Company recorded $131.0 million and $115.4 million, respectively, of reserves for uncertain tax positions primarily related to research and development tax credits.
As of December 31, 2024 and March 31, 2024, the Company has recorded both a current income tax receivable (classified as prepaid expenses and other current assets) and a current income tax payable (classified as other current liabilities) on its condensed consolidated balance sheet. These amounts are reflective of fiscal 2025 and 2024 tax accruals in each U.S. Federal, state, and foreign jurisdiction, as adjusted for estimated payments made to date. In addition, as of December 31, 2024 and March 31, 2024, the Company has recorded a long-term income tax receivable of $152.5 million, which represents the amended U.S. federal return refund claims for research and development tax credits and the carryback claim for the fiscal 2021 net operating loss which is classified as other long-term assets on the condensed consolidated balance sheet. The Company is currently under federal audit by the IRS for fiscal years 2016, 2017, and 2019-2021 and the receipt of our U.S federal return refund claims is contingent upon the completion of the ongoing IRS audits.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
11. Employee Benefit Plans
The Company sponsors the Employees’ Capital Accumulation Plan (the “ECAP”) which is a qualified defined contribution plan that covers eligible U.S. and certain international employees. The ECAP provides for distributions to participants by reason of retirement, death, disability, or termination of employment. The Company provides an annual matching contribution of up to 6% of eligible annual compensation. Total expense recognized for matching contributions under the ECAP were $62.1 million and $55.5 million for the three months ended December 31, 2024 and 2023, respectively, and $185.0 million and $163.7 million for the nine months ended December 31, 2024 and 2023, respectively.
The Company also provides post-retirement healthcare benefits to former officers under a medical indemnity insurance plan, with premiums paid by the Company. As of December 31, 2024 and March 31, 2024, the unfunded status of the post-retirement medical plan was $131.0 million and $127.0 million, respectively, which is included in other long-term liabilities in the accompanying condensed consolidated balance sheets. Balance sheet and income statement impacts of any remaining benefit plans are immaterial for all periods presented in these condensed consolidated financial statements.
12. Accumulated Other Comprehensive Income / (Loss)
All amounts recorded in other comprehensive income are related to the Company's post-retirement plans and interest rate swaps designated as cash flow hedges. The following table shows the changes in accumulated other comprehensive income, net of tax:

	Three Months Ended December 31, 2024			Nine Months Ended December 31, 2024
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of period	$2,199	$(2,475)	$(276)	$1,976	$7,556	$9,532
Other comprehensive income (loss) before reclassifications(1)	—	4,667	4,667	—	(573)	(573)
Amounts reclassified from accumulated other comprehensive income (loss) (2)	111	(1,367)	(1,256)	334	(6,158)	(5,824)
Net current-period other comprehensive income (loss)	111	3,300	3,411	334	(6,731)	(6,397)
End of period	$2,310	$825	$3,135	$2,310	$825	$3,135
(1) Changes in other comprehensive income (loss) before reclassification for derivatives designated as cash flow hedges are recorded net of tax (expense) benefit of $(1.6) million and $0.2 million for the three and nine months ended December 31, 2024, respectively. The tax impact of other comprehensive income before reclassification for post-retirement plans for the three and nine months ended December 31, 2024 was immaterial.
(2) The reclassifications from accumulated other comprehensive income to net income for derivatives designated as cash flow hedges are recorded net of tax expense of $(0.5) million and $(2.1) million for the three and nine months ended December 31, 2024, respectively. The tax impact of reclassifications from accumulated other comprehensive loss to net income for post-retirement plans for the three and nine months ended December 31, 2024 was immaterial.

	Three Months Ended December 31, 2023			Nine Months Ended December 31, 2023
	Post-retirement plans	Derivatives designated as cash flow hedges	Totals	Post-retirement plans	Derivatives designated as cash flow hedges	Totals
Beginning of period	$18,684	$13,208	$31,892	$19,450	$9,883	$29,333
Other comprehensive (loss) income before reclassifications(3)	—	(3,165)	(3,165)	—	5,535	5,535
Amounts reclassified from accumulated other comprehensive income(4)	(383)	(2,841)	(3,224)	(1,149)	(8,216)	(9,365)
Net current-period other comprehensive loss	(383)	(6,006)	(6,389)	(1,149)	(2,681)	(3,830)
End of period	$18,301	$7,202	$25,503	$18,301	$7,202	$25,503

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
(4) The reclassifications from accumulated other comprehensive income to net income for derivatives designated as cash flow hedges are recorded net of tax expense of $(1.0) million and $(2.9) million for the three and nine months ended December 31, 2023, respectively. The tax impact of reclassifications from accumulated other comprehensive income to net income for post-retirement plans for the three and nine months ended December 31, 2023 was immaterial.
13. Stock-Based Compensation
The following table summarizes stock-based compensation expense recognized in the condensed consolidated statements of operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Cost of revenue	$9,115	$9,348	$25,938	$26,300
General and administrative expenses	16,003	14,419	44,892	34,977
Total	$25,118	$23,767	$70,830	$61,277
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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Equity Incentive Plan Options	$221	$297	$731	$991
Restricted Stock and other awards	24,897	23,470	70,099	60,286
Total	$25,118	$23,767	$70,830	$61,277
As of December 31, 2024, there was $92.1 million of total unrecognized compensation cost related to unvested stock-based compensation agreements. Absent the effect of forfeiture or acceleration of stock compensation cost for any departures of employees, the following table summarizes the unrecognized compensation cost and the weighted-average period the cost is expected to be amortized (excludes any future award):

	December 31, 2024
	Unrecognized Compensation Cost	Weighted Average Remaining Period to be Recognized (in years)
Equity Incentive Plan Options	$1,514	3.10
Restricted Stock Awards	90,634	1.78
Total	$92,148
Equity Incentive Plan
During the nine months ended December 31, 2024, the Board of Directors granted 0.6 million time-based and performance-based restricted stock units to certain employees of the Company. The aggregate value of these awards was $97.1 million based on the grant date fair value. The performance-based awards granted during the nine months ended December 31, 2024 included additional market conditions related to the Company’s total shareholder return relative to its peer group over the three-year performance period. The Company recognizes compensation expense for these performance-based awards with market conditions based on the grant-date fair value calculated using a Monte Carlo model.

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
A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The financial instruments measured at fair value in the accompanying condensed consolidated balance sheets consist of the following:

	Recurring Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Current derivative instruments (1)	$—	$2,689	$—	$2,689
Long-term derivative instruments (1)	—	228	—	228
Long-term deferred compensation plan asset (2)	36,827	—	—	36,827
Total Assets	$36,827	$2,917	$—	$39,744
Liabilities:
Current derivative instruments (1)	—	522	—	522
Long-term derivative instruments (1)	—	1,204	—	1,204
Long-term deferred compensation plan liability (2)	36,827	—	—	36,827
Total Liabilities	$36,827	$1,726	$—	$38,553

	Recurring Fair Value Measurements as of March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Current derivative instruments (1)	$—	$8,713	$—	$8,713
Long-term derivative instruments (1)	—	1,556	—	1,556
Long-term deferred compensation plan asset (2)	28,957	—	—	28,957
Total Assets	$28,957	$10,269	$—	$39,226
Liabilities:
Long-term deferred compensation plan liability (2)	28,957	—	—	28,957
Total Liabilities	$28,957	$—	$—	$28,957
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
Cash, Cash Equivalents and Marketable Securities
The fair value of the Company's cash and cash equivalents, which are Level 1 inputs, approximated its carrying value at December 31, 2024 and March 31, 2024. The Company’s cash and cash equivalent balances presented on the accompanying condensed consolidated balance sheets include $215.0 million and $192.7 million of marketable securities in money market funds as of December 31, 2024 and March 31, 2024, respectively.

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

	December 31, 2024		March 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Term Loan A	$1,546,875	$1,544,941	$1,588,125	$1,582,170
3.875% Senior Notes due 2028	700,000	662,802	700,000	656,677
4.000% Senior Notes due 2029	500,000	470,890	500,000	465,470
5.950% Senior Notes due 2033	650,000	665,158	650,000	672,815
Nonrecurring Fair Value Measurements
As of December 31, 2024 and March 31, 2024, the total of our investments that are accounted for at fair value on a non-recurring basis under the measurement alternative were $61.9 million and $37.4 million, respectively. While these assets are not measured at fair value on an ongoing basis, they are subject to fair value adjustments in certain circumstances (e.g., observable price changes or impairment). We did not have any material measurement adjustments during the nine months ended December 31, 2024, with the exception of the assets and liabilities acquired through our acquisitions (see Note 5, “Acquisition, Goodwill and Intangible Assets,” to the condensed consolidated financial statements).
15. Commitments and Contingencies
Letters of Credit and Third-Party Guarantees
As of December 31, 2024 and March 31, 2024, the Company was contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that totaled $4.5 million and $4.4 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At December 31, 2024 and March 31, 2024, respectively, approximately $1.4 million and $1.3 million of these instruments reduced the available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $7.5 million facility of which $4.5 million and $4.4 million was available to the Company at December 31, 2024 and March 31, 2024, respectively.
Government Contracting Matters - Provision for Claimed Costs
For both the three months ended December 31, 2024 and 2023, approximately 98% of the Company's revenue was generated from contracts where the end user was an agency or department of the U.S. government, including contracts where the Company performed either as a prime contractor or subcontractor, and regardless of the geographic location in which the work was performed. For both the nine months ended December 31, 2024 and 2023, approximately 98% of the Company's revenue was generated from such contracts. As noted in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024, in the ordinary course of business, agencies of the U.S. government, including the Defense Contract Audit Agency (“DCAA”), audit the Company’s claimed costs and conduct inquiries and investigations of our business practices with respect to government contracts to determine whether the Company's operations are conducted in accordance with these requirements and the terms of the relevant contracts.
Based upon information obtained from DCAA’s audit findings over four historical rate years, the Company changed its estimate and reduced a portion of its provision for claimed costs during the second quarter of fiscal 2025, which resulted in a $121.7 million increase to revenue, to reflect our best estimate of the final cost rates for the outstanding audit years. Operating income for the nine months ended December 31, 2024 was accordingly increased by $121.7 million and net income was increased by $90.1 million (or $0.70 of basic and $0.70 diluted earnings per common share for the nine months ended December 31, 2024). Our final cost rates for the recently audited years remain subject to negotiation with the Defense Contract Management Agency (“DCMA”) Administrative Contracting Officer. Management believes it has recorded the appropriate provision for claimed costs for any audit, inquiry, or investigation of which it is aware that may be subject to any reductions and/or penalties. As of December 31, 2024 and March 31, 2024, the Company had recorded liabilities of approximately $246.7 million and $363.7 million, respectively, for estimated adjustments to claimed costs based on its historical DCAA audit results, including the final resolution of such audits with DCMA, for claimed costs incurred subsequent to fiscal 2011.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except share and per share data or unless otherwise noted)
Litigation
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government, which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with clients and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of both December 31, 2024 and March 31, 2024, there were no material amounts accrued in the condensed consolidated financial statements related to these proceedings as either the amounts are immaterial or the Company is not able to reasonably estimate the expected amount or range of cost or any loss associated with these matters.
During the second quarter of fiscal 2025, the Company secured insurance recoveries of $115.3 million from claims related to the Company’s settlement described in Note 20, “Commitments and Contingencies,” to the consolidated financial statements contained within our Annual Report on Form 10-K for the fiscal year ended March 31, 2024. The insurance recoveries offset our general and administrative expenses in our Condensed Consolidated Statement of Operations.

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
Overview
Trusted to transform missions with the power of tomorrow’s technologies, Booz Allen advances the nation’s most critical civil, defense, and national security priorities. Our ability to deliver value to our clients has always been, and continues to be, a product of the strong character, expertise and tremendous passion of our people. Our approximately 35,900 employees work to solve hard problems by making clients' missions their own, combining decades of consulting and domain expertise with functional expertise in areas such as analytics, digital solutions, engineering, cyber and artificial intelligence, all fostered by a culture of innovation that extends to all reaches of the Company.
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
Financial and Other Highlights
During the third quarter of fiscal 2025, the Company generated year over year revenue growth and increased client staff headcount.
Revenue increased 13.5% to $2,917.2 million in the three months ended December 31, 2024 from $2,569.8 million in the three months ended December 31, 2023, and increased 14.1% to $9,005.4 million in the nine months ended December 31, 2024 from $7,890.6 million in the nine months ended December 31, 2023. The increase was primarily driven by strong demand for our services and solutions as well as continued headcount growth and higher billable expenses. In addition, revenue was positively impacted by $121.7 million representing the reduction to our provision for claimed costs recorded during the second quarter of fiscal 2025. See Note 15, “Commitments and Contingencies,” to the condensed consolidated financial statements for further information.
Operating income increased 17.7% to $291.3 million in the three months ended December 31, 2024 from $247.6 million in the three months ended December 31, 2023, which reflects an increase in operating margin from 9.6% to 10.0%. Operating income increased 46.2% to $1,095.0 million in the nine months ended December 31, 2024 from $749.0 million in the nine months ended December 31, 2023, which reflects an increase in operating margin from 9.5% to 12.2%. Operating income was primarily driven by the same drivers benefiting revenue growth as well as strong contract-level performance coupled with ongoing cost management efforts. Margins were impacted by a decrease in general and administrative expenses in the year to date period resulting from $115.3 million in insurance recoveries from claims related to the Company’s fiscal 2024 settlement as described in Note 20, “Commitments and Contingencies,” to the consolidated financial statements contained within the Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except share and per share data)	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Revenue, Excluding Billable Expenses
Revenue	$2,917,190	$2,569,801	$9,005,373	$7,890,569
Less: Billable expenses	938,534	799,896	2,851,537	2,436,988
Revenue, Excluding Billable Expenses*	$1,978,656	$1,769,905	$6,153,836	$5,453,581
Adjusted Operating Income
Operating income	$291,259	$247,558	$1,095,032	$748,965
Change in provision for claimed costs (a)	—	—	(113,112)	(18,345)
Acquisition and divestiture costs (b)	306	1,952	7,693	5,480
Financing transaction costs (c)	—	—	—	820
Significant acquisition amortization (d)	13,386	13,597	39,396	40,301
Legal matter reserve (e)	—	—	—	27,453
Insurance recoveries (f)	—	—	(115,320)	—
Adjusted Operating Income	$304,951	$263,107	$913,689	$804,674
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin on Revenue & Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses
Net income	$186,950	$145,644	$742,295	$477,750
Income tax expense	61,446	61,740	233,814	156,291
Interest and other, net (g)	42,863	40,174	118,923	114,924
Depreciation and amortization	40,156	41,113	123,341	123,867
EBITDA	331,415	288,671	1,218,373	872,832
Change in provision for claimed costs (a)	—	—	(113,112)	(18,345)
Acquisition and divestiture costs (b)	306	1,952	7,693	5,480
Financing transaction costs (c)	—	—	—	820
Legal matter reserve (e)	—	—	—	27,453
Insurance recoveries (f)	—	—	(115,320)	—
Adjusted EBITDA	$331,721	$290,623	$997,634	$888,240
Net income margin	6.4%	5.7%	8.2%	6.1%
Adjusted EBITDA Margin on Revenue	11.4%	11.3%	11.1%	11.3%
Adjusted EBITDA Margin on Revenue, Excluding Billable Expenses	16.8%	16.4%	16.2%	16.3%

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except share and per share data)	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Adjusted Net Income
Net income	$186,950	$145,644	$742,295	$477,750
Change in provision for claimed costs (a)	—	—	(113,112)	(18,345)
Acquisition and divestiture costs (b)	306	1,952	7,693	5,480
Financing transaction costs (c)	—	—	—	820
Significant acquisition amortization (d)	13,386	13,597	39,396	40,301
Legal matter reserve (e)	—	—	—	27,453
Insurance recoveries (f)	—	—	(115,320)	—
Amortization and write-off of debt issuance costs and debt discount	1,099	1,062	3,264	2,950
Adjustments for tax effect (h)	(3,845)	22,048	46,301	10,094
Adjusted Net Income	$197,896	$184,303	$610,517	$546,503
Adjusted Diluted Earnings Per Share
Weighted-average number of diluted shares outstanding	127,940,137	130,489,050	128,909,493	131,058,754
Diluted earnings per share	$1.45	$1.11	$5.73	$3.62
Adjusted Net Income Per Diluted Share (i)	$1.55	$1.41	$4.74	$4.17
Free Cash Flow
Net cash provided by (used in) operating activities	$150,772	$233,985	$789,991	$115,068
Less: Purchases of property, equipment and software	(17,181)	(23,096)	(73,428)	(50,532)
Free cash flow	$133,591	$210,889	$716,563	$64,536
Operating cash flow conversion	81%	161%	106%	24%
Free cash flow conversion	68%	114%	117%	12%
* Revenue, Excluding Billable Expenses includes $113.1 million and $18.3 million of revenue for the nine months ending December 31, 2024 and 2023 respectively, resulting from the reduction to our provision for claimed costs as noted below.
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
(h)Reflects the tax effect of adjustments at an assumed effective tax rate of 26%, which approximates the blended federal and state tax rates, and consistently excludes the impact of other tax credits and incentive benefits realized. The tax effect of certain discrete items is calculated specifically and may vary from the general 26% rate. The prior period tax effect also includes an adjustment related to the indirect effects of the application of Section 174 of the Tax Cuts and Jobs Act of 2017 ($26.0 million and $22.0 million for the three and nine months ended December 31, 2023, respectively).

(i)Excludes adjustments of approximately $1.1 million and $4.1 million of net earnings for the three and nine months ended December 31, 2024, respectively, and approximately $1.2 million and $3.9 million of net earnings for the three and nine months ended December 31, 2023, respectively, associated with the application of the two-class method for computing diluted earnings per share.
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
The table below presents the percentage of total revenue for each type of contract as of the respective periods presented:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Cost-reimbursable	57%	55%	57%	55%
Time-and-materials	23%	24%	23%	24%
Fixed-price	20%	21%	20%	21%
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
Our People
Revenue from our contracts is derived from services delivered by client staff and, to a lesser extent, from our subcontractors. Our ability to hire, retain, and deploy talent with skills appropriately aligned with client needs is critical to our ability to grow our revenue. We continuously evaluate whether our talent base is properly sized and appropriately compensated, and contains an optimal mix of skills to be cost competitive and meet the rapidly evolving needs of our clients. We seek to achieve that result through recruitment and management of capacity and compensation. As of December 31, 2024 and 2023, we employed approximately 35,900 and 33,800 people, respectively, of which approximately 32,700 and 30,900, respectively, were client staff.
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
The following table summarizes the value of our contract backlog as of the respective periods presented:

	December 31, 2024	December 31, 2023
	(In millions)
Backlog (1):
Funded	$5,330	$5,246
Unfunded	9,340	9,195
Priced options	24,743	19,880
Total backlog	$39,413	$34,321

(1) Backlog presented includes backlog acquired from the Company’s acquisition of PGSC during the nine months ended December 31, 2024. Total backlog acquired from PGSC was approximately $230.5 million at the date of acquisition.

Our total backlog consists of remaining performance obligations, certain orders under contracts for which the period of performance has expired, and unexercised option period and other unexercised optional orders. As of December 31, 2024 and March 31, 2024, the Company had $9.5 billion and $8.7 billion of remaining performance obligations, respectively. We expect to recognize approximately 70% of the remaining performance obligations as of December 31, 2024 as revenue over the next 12 months, and approximately 80% over the next 24 months. The remainder is expected to be recognized thereafter. However, given the uncertainties discussed below, as well as the risks described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all. Our backlog includes orders under contracts that in some cases extend for several years. The U.S. Congress generally appropriates funds for our clients on a yearly basis, even though their contracts with us may call for performance that is expected to take a number of years to complete. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until the U.S. Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.

We view growth in total backlog and client staff headcount as the two key measures of our potential business growth. Growing and deploying client staff is the primary means by which we are able to achieve profitable revenue growth. To the extent that we are able to hire additional client staff and deploy them against funded backlog, we generally recognize increased revenue. Total backlog increased by 14.8% from December 31, 2023 to December 31, 2024. Additions to funded backlog during the twelve months ended December 31, 2024 and 2023 totaled $11.9 billion and $11.0 billion, respectively, as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options. We report internally on our backlog on a monthly basis and review backlog upon occurrence of certain events to determine if any adjustments are necessary.
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
In addition, contract backlog includes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the funded backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a predetermined expiration date such as the end of the U.S. government's fiscal year. The value that was not recognized as revenue due to the expiration of a contract’s period of performance did not exceed 5% of total backlog as of December 31, 2024 or any of the preceding three fiscal quarters.
We expect to recognize revenue from a substantial portion of funded backlog as of December 31, 2024 within the next twelve months. However, given the uncertainties discussed above, as well as the risks described in “Part I, Item 1A. Risk Factors,” of our fiscal 2024 Annual Report on Form 10-K, we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all.
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
Critical Accounting Estimates and Policies
Our critical accounting estimates and policies are disclosed in the Critical Accounting Estimates and Policies section in Part II, “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended March 31, 2024. Other than the change in estimate that resulted in a reduction to our provision for claimed costs during the second quarter of fiscal 2025, there were no other material changes to our critical accounting policies, estimates or judgments that occurred during the periods covered by this report. See Note 15, “Commitments and Contingencies,” to our condensed consolidated financial statements for additional information related to the aforementioned change in estimate.

Results of Operations
The following table sets forth items from our condensed consolidated statements of operations for the nine months ended December 31, 2024 and December 31, 2023:

	Three Months Ended December 31,			Nine Months Ended December 31,
	2024	2023		2024	2023
	(Unaudited)	(Unaudited)	Percent	(Unaudited)	(Unaudited)	Percent
	(In thousands)		Change	(In thousands)		Change
Revenue	$2,917,190	$2,569,801	13.5%	$9,005,373	$7,890,569	14.1%
Operating costs and expenses:
Cost of revenue	1,305,612	1,180,961	10.6%	4,039,128	3,665,589	10.2%
Billable expenses	938,534	799,896	17.3%	2,851,537	2,436,988	17.0%
General and administrative expenses	341,629	300,273	13.8%	896,335	915,160	(2.1)%
Depreciation and amortization	40,156	41,113	(2.3)%	123,341	123,867	(0.4)%
Total operating costs and expenses	2,625,931	2,322,243	13.1%	7,910,341	7,141,604	10.8%
Operating income	291,259	247,558	17.7%	1,095,032	748,965	46.2%
Interest expense	(45,629)	(46,582)	(2.0)%	(138,605)	(126,812)	9.3%
Other income, net	2,766	6,408	(56.8)%	19,682	11,888	65.6%
Income before income taxes	248,396	207,384	19.8%	976,109	634,041	54.0%
Income tax expense	61,446	61,740	(0.5)%	233,814	156,291	49.6%
Net income	$186,950	$145,644	28.4%	$742,295	$477,750	55.4%
Revenue
Revenue increased 13.5% to $2.9 billion, and 14.1% to $9.0 billion, respectively for the three and nine months ended December 31, 2024 as compared to the prior year period. The increase was primarily driven by strong demand for our services and solutions as well as continued headcount growth and higher billable expenses. In addition, revenue was positively impacted by $121.7 million representing the reduction to our provision for claimed costs recorded during the second quarter of fiscal 2025 (as compared to $18.3 million in the second quarter of fiscal 2024). See Note 15, “Commitments and Contingencies,” to the condensed consolidated financial statements for further information. Total headcount as of December 31, 2024 increased by approximately 2,100 as compared to December 31, 2023.
Cost of Revenue
Cost of revenue as a percentage of revenue was 44.8% and 46.0% for the three months ended December 31, 2024 and 2023, respectively, and 44.9% and 46.5% for the nine months ended December 31, 2024 and 2023, respectively. Cost of revenue increased 10.6% and 10.2% for the three and nine months ended December 31, 2024, respectively, as compared to the three and nine months ended December 31, 2023. The increases were primarily due to increases in salaries and salary-related benefits of $142.1 million and $426.6 million, respectively, driven by increased headcount and salary increases, partially offset by decreases in incentive and stock based compensation of $14.9 million and $19.9 million, and other business expenses and professional fees of $4.2 million and $34.1 million, respectively, as compared to the prior year.
Billable Expenses
Billable expenses as a percentage of revenue were 32.2% and 31.1% for the three months ended December 31, 2024 and 2023, respectively, and 31.7% and 30.9% for the nine months ended December 31, 2024 and 2023, respectively. Billable expenses increased 17.3% and 17.0% for the three and nine months ended December 31, 2024, respectively, as compared to the three and nine months ended December 31, 2023. The increases were primarily attributable to increases in the use of subcontractors driven by client demand and timing of client needs, as well as increases in expenses from contracts requiring the Company to incur other direct expenses and travel on behalf of clients as compared to the prior year.
General and Administrative Expenses
General and administrative expenses as a percentage of revenue were 11.7% for both the three months ended December 31, 2024 and 2023, respectively, and 10.0% and 11.6% for the nine months ended December 31, 2024 and 2023, respectively. General and administrative expenses increased 13.8% and decreased 2.1% for the three and nine months ended December 31, 2024, respectively, as compared to the three and nine months ended December 31, 2023.

General and administrative expenses increased in the third quarter as compared to the prior year primarily due to increases in salary and salary related benefits of $22.3 million and other business expenses of $10.8 million. The year to date period was impacted by $115.3 million in insurance recoveries from claims related to the Company’s fiscal 2024 settlement as described in Note 20, “Commitments and Contingencies,” to the consolidated financial statements contained within the Annual Report on Form 10-K for the fiscal year ended March 31, 2024, as well as a $27.5 million reserve from fiscal 2024 associated with the U.S. Department of Justice's investigation of the Company, not present in the current year. These decreases were partially offset by increases in salary and salary related benefits of $63.4 million, increases in other business expenses and professional fees of $38.5 million.
Depreciation and Amortization
Depreciation and amortization expense decreased 2.3% and 0.4% for the three and nine months ended December 31, 2024, respectively, as compared to the three and nine months ended December 31, 2023, primarily driven by leasehold improvement amortization.
Interest Expense
Interest expense decreased 2.0% and increased 9.3% for the three and nine months ended December 31, 2024, respectively, as compared to the three and nine months ended December 31, 2023. A decrease in interest rates year over year contributed to the change. However, an increase in bond interest expense of $13.1 million year over year related to the $650.0 million Senior Notes due 2033, issued by the Company in August of fiscal 2024, drove the increase in expense for the year to date period.
Other Income, net
Other income (expense), net decreased to $2.8 million for the three months ended December 31, 2024 from $6.4 million for the three months ended December 31, 2023, and increased to $19.7 million for the nine months ended December 31, 2024 from $11.9 million for the nine months ended December 31, 2023. The decline in other income, net for the quarter to date period was primarily driven by a decline in interest income driven by a lower average cash balance and lower interest rates.The increases in other income, net for the year to date period were primarily driven by an increase of $11.2 million in the fair value of the Company’s investments reflected in the second quarter of fiscal 2025.
Income Tax Expense
Income tax expense decreased to $61.4 million for the three months ended December 31, 2024 from $61.7 million for the three months ended December 31, 2023, a decrease of 0.5%, and increased to $233.8 million for the nine months ended December 31, 2024 from $156.3 million for the nine months ended December 31, 2023, an increase of 49.6%. The quarterly effective tax rate decreased to 24.7% from 29.8% year over year. The increase in income tax expense for the year to date period was driven by reversals in the prior year period related to indirect effects of underlying prior period uncertain tax positions, not present in the current year.
Liquidity and Capital Resources
As of December 31, 2024, our total liquidity was $1.5 billion, consisting of $453.5 million of cash and cash equivalents and $998.6 million available under the Revolving Credit Facility. In the opinion of management, we will be able to meet our liquidity and cash needs through a combination of cash flows from operating activities, available cash balances, and available borrowing under the Revolving Credit Facility. If these resources need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities.
The following table presents selected financial information as of December 31, 2024 and March 31, 2024 and for the first nine months of fiscal 2025 and 2024:

	December 31, 2024	March 31, 2024
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$453,539	$554,257
Total debt	$3,373,715	$3,411,816

	Nine Months Ended December 31,
	2024	2023
	(Unaudited)	(Unaudited)
	(In thousands)
Net cash provided by operating activities	$789,991	$115,068
Net cash used in investing activities	(183,765)	(68,254)
Net cash (used in) provided by financing activities	(706,944)	150,137
Net (decrease) increase in cash and cash equivalents	$(100,718)	$196,951
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
Operating Cash Flow
Net cash provided by operations is primarily affected by the overall profitability of our contracts, our ability to invoice and collect cash from clients in a timely manner, our ability to manage our vendor payments and the timing of cash paid for income taxes. Continued uncertainty in global economic conditions, including any potential impact of the U.S. government’s failure to raise the debt ceiling, may also affect our business as customers and suppliers may decide to downsize, defer, or cancel contracts, which could negatively affect our operating cash flows. Net cash provided by operations was $790.0 million for the nine months ended December 31, 2024 compared to $115.1 million of net cash used in operations in the prior year period. Net cash provided by operating activities was primarily driven by overall revenue growth. In addition, fiscal 2024 reflects a $377.5 million outflow related to the Company’s fiscal 2024 settlement as described in Note 20, “Commitments and Contingencies to the consolidated financial statements contained within the Annual Report on Form 10-K for the fiscal year ended March 31, 2024, whereas fiscal 2025 reflects $115.3 million in insurance recoveries from claims related to that settlement.
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
Investing Cash Flow
Net cash used in investing activities was $183.8 million in the nine months ended December 31, 2024 compared to $68.3 million in the prior year period. The increase in investing cash used over the prior year was primarily due to the Company's acquisition of PGSC.
Financing Cash Flow
Net cash used in financing activities was $706.9 million in the nine months ended December 31, 2024 compared to net cash provided by financing activities of $150.1 million in the prior year period. The increase in financing cash used year over year was primarily due to net proceeds of $636.2 million associated with the Company’s issuance of its 5.95% Senior Notes due 2033 in the prior year, not present this year, as well as an increase of $193.5 million in share repurchases year over year.
Dividends and Share Repurchases
On January 31, 2025, the Company announced a regular quarterly cash dividend in the amount of $0.55 per share. The quarterly dividend is payable on March 4, 2025 to stockholders of record on February 14, 2025.
During the three and nine months ended December 31, 2024, quarterly cash dividends of $0.51 and $1.53 per share, respectively, were declared and paid totaling $65.5 million and $198.4 million, respectively. During the three and nine months ended December 31, 2023, quarterly cash dividends of $0.47 and $1.41 per share, respectively, were declared and paid totaling $61.7 million and $186.8 million, respectively.
On December 12, 2011, the Board of Directors initially approved a share repurchase program, which was subsequently increased from time to time. On January 28, 2025 the Board of Directors increased the program by $500.0 million to $3,585.0 million, resulting in a remaining availability of $994.7 million for share repurchases under the program as of such date. The Company may repurchase shares pursuant to the program by means of open market repurchases, directly negotiated repurchases or through agents acting pursuant to negotiated repurchase agreements. During the first nine months of fiscal 2025, the Company purchased 3.0 million shares of the Company's Class A Common Stock for an aggregate of $453.5 million. As of December 31, 2024, the Company had approximately $554.7 million remaining under the repurchase program.

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
Indebtedness
Booz Allen Hamilton Inc. (“Booz Allen Hamilton”), Booz Allen Hamilton Investor Corporation (“Investor”), and certain wholly owned subsidiaries of Booz Allen Hamilton are parties to a Credit Agreement dated as of July 31, 2012, as amended (the “Credit Agreement”), with certain institutional lenders and Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Lender. As of December 31, 2024, the Credit Agreement provided Booz Allen Hamilton with a $1,546.9 million Term Loan A (“Term Loan A”) and a $1.0 billion revolving credit facility (the “Revolving Credit Facility”), with a sub-limit for letters of credit of $200.0 million. As of December 31, 2024, the maturity date of Term Loan A and the Revolving Commitments is September 7, 2027. Voluntary prepayments of Term Loan A and the Revolving Loans are permitted at any time, in minimum principal amounts, without premium or penalty. Booz Allen Hamilton’s obligations and the guarantors’ guarantees under the Credit Agreement were secured by a first priority lien on substantially all of the assets (including capital stock of subsidiaries) of Booz Allen Hamilton, Investor and the subsidiary guarantors, subject to certain exceptions set forth in the Credit Agreement and related documentation; such security was released in connection with Booz Allen Hamilton obtaining investment grade ratings from both Moody's and S&P. On September 7, 2022 (the “Ninth Amendment Effective Date”), the previously outstanding Term Loan B loans under the Credit Agreement were prepaid in full.
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
The Company occasionally borrows under the Revolving Credit Facility for our working capital needs. There were no borrowings during the third quarter of fiscal 2025 and as of December 31, 2024 and March 31, 2024, respectively, there was no outstanding balance on the Revolving Credit Facility.

Borrowings under Term Loan A, and if used, the Revolving Credit Facility, incur interest at a variable rate. As of December 31, 2024, Booz Allen Hamilton had interest rate swaps with an aggregate notional amount of $550.0 million. These instruments hedge the variability of cash outflows for interest payments on the Credit Agreement. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense. See Note 9, “Derivatives,” to our condensed consolidated financial statements for further information.
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. In connection with Booz Allen Hamilton obtaining investment grade ratings from both Moody's and S&P, certain activities previously restricted by certain negative covenants are permitted subject to pro forma compliance with the financial covenants and no events of default having occurred or are continuing. In addition, Booz Allen Hamilton is required to meet certain financial covenants at each quarter end, specifically the consolidated net total leverage ratio. As of December 31, 2024 and March 31, 2024, Booz Allen Hamilton was in compliance with all financial covenants associated with its debt and debt-like instruments.
As of December 31, 2024 and March 31, 2024, the Company was contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that totaled $4.5 million and $4.4 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At December 31, 2024 and March 31, 2024, respectively, approximately $1.4 million and $1.3 million of these instruments reduced the available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $7.5 million facility of which $4.5 million and $4.4 million was available to the Company at December 31, 2024 and March 31, 2024, respectively.
Senior Notes
The following table summarizes the material terms of the Company’s Senior Notes as of December 31, 2024:

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
The tables below present the summarized financial information as combined for the Company and Booz Allen Hamilton as of March 31, 2024 and as of and for the nine months ended December 31, 2024, after the elimination of intercompany transactions and balances between the Company and Booz Allen Hamilton and excluding the subsidiaries of the Company that are not issuers or guarantors of the Senior Notes due 2033, including earnings from and investments in these entities. The summarized financial information is provided in accordance with the reporting requirements of Rule 13-01 under Regulation S-X and is not intended to present our financial position or results of operations in accordance with GAAP.

Summarized Statements of Financial Condition

(in thousands)	December 31, 2024	March 31, 2024
Intercompany receivables from non-guarantor subsidiaries	$11,816	$62,012
Total other current assets	$2,746,398	$2,618,239
Goodwill and intangible assets, net of accumulated amortization	$1,501,049	$1,499,616
Total other non-current assets	$944,172	$853,623
Intercompany payables to non-guarantor subsidiaries	$10,327	$13,408
Total other current liabilities	$1,797,834	$1,641,369
Long-term debt, net of current portion	$3,291,215	$3,349,941
Total other non-current liabilities	$488,158	$457,290
Summarized Statement of Operations

(in thousands)	Nine Months Ended December 31, 2024
Revenue	$8,394,800
Revenue from non-guarantor subsidiaries	$465,267
Operating income	$622,102
Operating income from non-guarantor subsidiaries	$438,564
Net income	$709,201
Net income attributable to the Obligor Group	$709,201
Capital Structure and Resources
Our stockholders’ equity amounted to $1,209.9 million as of December 31, 2024, an increase of $163.3, compared to stockholders’ equity of $1,046.6 million as of March 31, 2024. The increase was primarily due to net income of $742.3 million and stock-based compensation expense of $70.8 million during the nine months ended December 31, 2024, partially offset by $474.5 million in treasury stock resulting from the repurchase of shares of our Class A Common Stock, and $198.9 million in quarterly dividend payments for the nine months ended December 31, 2024.
Capital Expenditures
Since we do not own any of our facilities, our capital expenditure requirements primarily relate to the purchase of computers, management systems, furniture, and leasehold improvements to support our operations. Direct facility and equipment costs billed to clients are not treated as capital expenses. Our capital expenditures for the nine months ended December 31, 2024 and 2023 were $73.4 million and $50.5 million, respectively. The increase is primarily driven by an increase in leasehold improvements and secure space updates to our leased facilities in the current period.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table shows the share repurchase activity for each of the three months in the quarter ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 2024	155,039	$161.25	155,039	$674,708
November 2024	361,598	$165.93	361,598	$614,709
December 2024	402,584	$149.04	402,584	$554,709
Total	919,221		919,221
(1) On December 12, 2011, the Board of Directors initially approved a share repurchase program, which was subsequently increased from time to time. On January 28, 2025, the Board of Directors increased the program by $500.0 million to $3,585.0 million, resulting in a remaining availability of $994.7 million for share repurchases under the program as of such date. A special committee of the Board of Directors was appointed to evaluate market conditions and other relevant factors and initiate repurchases under the program from time to time. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. The above table does not factor in any increases to the share repurchase program subsequent to December 31, 2024.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Appointment of Chief Accounting Officer
On January 28, 2025, Dennis Metzfield, Vice President and Controller of the Company, was promoted to Chief Accounting Officer (Principal Accounting Officer) of the Company, effective February 1, 2025.
Mr. Metzfield, age 45, joined the Company in November 2024 as Vice President and Controller. Prior to joining the Company, Mr. Metzfield spent 7 years at Huntington Ingalls Industries (NYSE: HII), where he most recently served as the Corporate Assistant Controller. Prior to joining Huntington Ingalls Industries, Mr. Metzfield served as a Senior Manager in Deloitte’s accounting advisory practice. Mr. Metzfield holds a B.A. in economics from Hampden-Sydney College and a Master of Accounting from William and Mary. There were no material changes to Mr. Metzfield’s compensation arrangements relating to this change. Mr. Metzfield has no family relationships with any of our directors or executive officers. There are no relationships between the Company or its subsidiaries, on one hand, and Mr. Metzfield, on the other hand, that would require disclosure pursuant to Item 404(a) of Regulation S-K, and there are no arrangements or understanding between Mr. Metzfield and any other person pursuant to which he was appointed as Chief Accounting Officer (Principal Accounting Officer) of the Company.

In connection with and effective as of Mr. Metzfield’s appointment as Chief Accounting Officer, Matthew A. Calderone, the Company’s Executive Vice President and Chief Financial Officer, will no longer serve as principal accounting officer. Mr. Calderone will continue to serve as principal financial officer.
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
During the quarter ended December 31, 2024, the following activity occurred requiring disclosure under Item 408(a) of Regulation S-K:
Kristine M. Anderson, our Chief Operating Officer, adopted a new Rule 10b5-1 trading arrangement on October 31, 2024 that will terminate on November 7, 2025. Under the trading arrangement, up to an aggregate of 16,029 shares of common stock issuable upon the exercise of options are available to be sold by the broker upon reaching pricing targets defined in the trading arrangement.
Horacio D. Rozanski, our Chairman and Chief Executive Officer, adopted a new Rule 10b5-1 trading arrangement on November 7, 2024 that will terminate on November 7, 2025. Under the trading arrangement, up to an aggregate of 74,891 shares of common stock are available to be sold by the broker upon reaching pricing targets defined in the trading arrangement.
Thomas Pfeifer, an Executive Vice President and President of the Company's National Security sector, adopted a new Rule 10b5-1 trading arrangement on December 2, 2024 that will terminate on November 21, 2025. Under the trading arrangement, up to an aggregate of 16,090 shares of common stock issuable upon the exercise of options are available to be sold by the broker upon reaching pricing targets defined in the trading arrangement.
Richard Crowe, an Executive Vice President and President of the Company's Civil sector, adopted a new Rule 10b5-1 trading arrangement on December 16, 2024 that will terminate on December 5, 2025. Under the trading arrangement, up to an aggregate of 6,666 shares of common stock are available to be sold by the broker upon reaching pricing targets defined in the trading arrangement.
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
101
The following materials from Booz Allen Hamilton Holding Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended December 31, 2024 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2024 and March 31, 2024; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2024 and 2023; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2024 and 2023; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2024 and 2023; and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
___________________________________
*    Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Booz Allen Hamilton Holding Corporation
Registrant

Date: January 31, 2025	By:	/s/ Matthew A. Calderone
Matthew A. Calderone Executive Vice President and Chief Financial Officer (Principal Financial Officer)