Form 10-K
period 2025-03-31
Booz Allen Hamilton Holding Corp
filed 2025-05-23
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes  ☐    No  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of September 30, 2024, the last business day of the registrant's most recently completed second quarter, the aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates was $20,650,914,907.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of May 20, 2025
Class A Common Stock	124,187,634

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders scheduled for July 23, 2025 are incorporated by reference into Part III.

INTRODUCTORY NOTE
Unless the context otherwise indicates or requires, as used in this Annual Report on Form 10-K for the fiscal year ended March 31, 2025, references to: (i) “we,” “us,” “our,” or our “company” refer to Booz Allen Hamilton Holding Corporation, its consolidated subsidiaries and predecessors; (ii) “Booz Allen Holding” refers to Booz Allen Hamilton Holding Corporation, exclusive of its subsidiaries; (iii) “Booz Allen Investor” refers to Booz Allen Hamilton Investor Corporation, a wholly-owned subsidiary of Booz Allen Holding; (iv) “Booz Allen Hamilton” and “Booz Allen” refer to Booz Allen Hamilton Inc., our primary operating company and a wholly-owned subsidiary of Booz Allen Holding; and (v) “fiscal,” when used in reference to any twelve-month period ended March 31, refers to our fiscal years ended March 31. Unless otherwise indicated, information contained in this Annual Report is as of March 31, 2025. We have made rounding adjustments to reach some of the figures included in this Annual Report and, unless otherwise indicated, percentages presented in this Annual Report are approximate.
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
•changes in U.S. government spending, including a continuation of efforts by the U.S. government to decrease spending, and mission priorities that shift expenditures away from agencies or programs that we support, or as a result of U.S. administration transitions;
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
•variable purchasing patterns under U.S. government General Services Administration (“GSA”) Multiple Award schedule contracts, or GSA schedules, blanket purchase agreements, and indefinite delivery/indefinite quantity (“IDIQ”) contracts;
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
•internal system or service failures and security breaches, including, but not limited to, those resulting from external or internal threats, including cyber attacks on our network and internal systems or on our customers’ network or internal systems;
•risks related to the operations of financial management systems;
•an inability to attract, train, or retain employees with the requisite skills and experience;
•an inability to timely hire, assimilate, and effectively utilize our employees, ensure that employees obtain and maintain necessary security clearances, and/or effectively manage our cost structure;

•risks related to inflation and new or increased tariffs that could impact the cost of doing business and/or reduce customer buying power;
•the loss of members of senior management or failure to develop new leaders;
•misconduct or other improper activities from our employees, subcontractors, or suppliers, including the improper access, use or release of our or our customers’ sensitive or classified information;
•failure to maintain strong relationships with other contractors, or the failure of contractors with which we have entered into a sub- or prime-contractor relationship to meet their obligations to us or our customers;
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
•risks associated with increased competition, new relationships, customers, capabilities, and service offerings in our U.S. and international businesses;
•risks related to changes to our operating structure, capabilities, or strategy intended to address customer needs, grow our business, or respond to market developments;
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
•the impact of changing weather patterns, natural disasters, and pandemics, epidemics, and similar disease outbreaks on our and our customers' businesses and operations, as well as risks related to increased scrutiny and changing expectations and practices related to climate change and related governance matters generally; and
•other risks and factors listed under “Item 1A. Risk Factors” and elsewhere in this Annual Report.
In light of these risks, uncertainties, and other factors, the forward-looking statements might not prove to be accurate and you should not place undue reliance upon them. All forward-looking statements speak only as of the date made and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I
Item 1.    Business.
Overview
Booz Allen Holding Corporation (herein referred to as “Booz Allen,” the “Company,” “we,” “us,” or “our”) is an advanced technology company delivering outcomes for the nation’s most critical defense, civil, and national security priorities. Booz Allen was founded in 1914 by Edwin Booz and for over 110 years, business, government, and military leaders have turned to us to solve their most complex problems. In 2013, we launched our Vision 2020 strategy that fundamentally reshaped the firm into the advanced technology company we are today, accelerating our ability to anticipate and build scale ahead of technology waves and solidifying a leading position at the center of the dual-use tech ecosystem. We build technology solutions using artificial intelligence (“AI”), cyber, and other cutting-edge technologies to advance and protect the nation and its citizens. By focusing on outcomes, we enable our people and customers to transform missions for the nation.
We support critical missions for a diverse base of federal government customers, including nearly all of the U.S. government’s cabinet-level departments, as well as for commercial customers, both domestically and in select international locations. Our work is designed to protect soldiers in combat, secure our national infrastructure, enable enhanced digital services, and improve government efficiency to achieve better outcomes. Drawing on our deep expertise and leading position as a cybersecurity provider, we bring advanced tradecraft to commercial customers across industries, including financial services, health and life sciences, energy, and technology.
We combine our in-depth expertise in AI and cybersecurity with leading-edge technology and engineering practices to deliver powerful solutions. By investing in markets, capabilities, and talent, and building new business models, including ventures, partnerships, and product offerings, we believe we are creating sustainable quality growth for the Company.
Our Core Technology, Expertise, and Innovation
Our technologists and mission experts identify, assess, build, and deploy technology solutions to advance and protect the nation using AI, cyber, and other cutting-edge technologies. We work alongside trusted industry leaders to rapidly create and co-create proven technologies, leveraging a broad array of longstanding relationships from Silicon Valley startups and Fortune 500 companies to the Pentagon and NASA. Through scouting, partnerships, and venturing we identify the right commercial technology for government missions.
Booz Allen’s position at the center of the government and technology ecosystem enables us to anticipate, invest in, build, and scale emerging technologies at speed. Our core technologies and capabilities include:
•Artificial Intelligence: We are one of the largest AI providers to the federal government. We create secure, purpose-built AI solutions that adapt commercial and internally-developed technology to the unique needs of the federal government.
•Cyber: We have one of the most impactful cyber businesses globally, delivering cyber solutions to our federal and commercial customers. We build and deploy intelligence-grade technology, coupled with our unique trade craft, to defend the nation’s critical assets.
•Digital Transformation: We modernize legacy systems with cloud-enabled infrastructure, platforms, and applications, delivering outcomes at scale by putting customer missions at the center of enterprise digital transformation.
•Space: We have space experts aimed at solidifying the nation’s superiority in this critical frontier. We deliver large scale multi-modal data fusion coupled with cyber and AI for secure, rapid, enhanced Intelligence, Surveillance, and Reconnaissance (“ISR”), earth observation, and domain awareness/battle management.
•Emerging Technologies: We hold a leading position in quantum with years of dedicated research, development, and delivery in this disruptive tech field. We cover the full spectrum of quantum information sciences (“QIS”) with capabilities in quantum computing, quantum sensing, quantum communications, post-quantum compute readiness, and post-quantum cryptography. Our technologists are developing first-of-their-kind quantum and quantum-safe solutions to accelerate quantum adoption at scale.
Our Institution and Operating Model
We operate as a single profit and loss center with a single bonus pool for leadership. Our operating model encourages collaboration allowing us to bring a mix of the best talent to every customer engagement. As a result, we can go to market as a whole company rather than as a collection of individual competing business units or profit centers. Our operating model also encourages and enables continuous investment in the right markets, capabilities, and talent to position us for further growth by anticipating what government and commercial customers will need next.

Across all markets, we address our customers’ complex and evolving needs by deploying multifaceted teams with a combination of advanced technical expertise, market-leading innovation, and deep mission understanding. These customer-facing teams, which are fundamental to our differentiated value proposition, better position us to identify and deliver against diverse customer needs in a more agile manner. Our significant win rates during fiscal 2025 on new and re-competed contracts of 56% and 92%, respectively, as compared to 63% and 92%, respectively, in fiscal 2024, demonstrate the strength of this approach.
Our Long-Term Growth Strategy
VoLT is the next era of Booz Allen and stands for Velocity, Leadership, and Technology. Our VoLT strategy requires us to operate with increased speed, agility, and scale in a rapidly changing, highly competitive, and increasingly technical environment. Our ability to embrace and drive change is crucial to our success, which is why we are using our VoLT strategy and its framework to rapidly innovate and scale solutions to transform missions and address our customers’ complex challenges with advanced technology.
Velocity: Get There First
Leverage our mission knowledge to get to the future at speed and scale
•Double-down on innovation
•Strategically use mergers, investments, and partnerships to build market positions
•Make decisions ahead of customer needs
Leadership: Transform with Conviction
Redefine mission leadership to stand apart in this new era
•Identify customer needs ripe for hyper-growth
•Scale businesses at the nexus of mission and technology
Technology: Differentiate to Win
Put technology at the heart of the customer mission to define the next generation of impact
•Identify, build, and scale next generation technology to transform mission
•Use mission insights to drive real-world outcomes
With VoLT as the catalyst to transform Booz Allen, our ambition is that, by 2030, we are the market-leading mission partner for the U.S. government in the new digital environment, highly differentiated across a portfolio of scaled mission and technology businesses, and recognized for integrating, applying, and scaling technologies in the service of national mission priorities.
Our Customers
Booz Allen is committed to solving our customers’ toughest challenges, and we work with a diverse base of public and private sector customers across a number of industries in the U.S. and select international locations. We bring unmatched tech superiority to help our customers win in today’s competitive world and prepare for what’s next.
Defense Customers
We deliver advanced technologies for the Department of Defense aligned to their most critical missions. We are deeply focused on last mile modernization — making technology work in the most austere environments where warfighters operate. To do this, we blend decades of mission experience with cutting edge AI/machine learning autonomy, software infrastructure, and engineering. Our technologists partner with our mission experts to build technologies focusing on deterring our adversaries across all domains.
Our core defense customers include all six branches of the U.S. military, the Office of the Secretary of Defense, NASA and the Joint Staff. Our key defense customers include the Army, Navy/Marine Corps, Air Force, Space Force, Coast Guard, and Joint Combatant Commands.
Revenue generated from defense customers was $5.9 billion, or approximately 49% of our revenue, in fiscal 2025, as compared to $5.1 billion, or approximately 47% of our revenue, in fiscal 2024. Revenue generated from defense customers also includes foreign military sales and work performed under Status of Forces Agreements (“SOFA”) to U.S. and non-U.S. government customers.

Intelligence Customers
We deliver innovative, highly technical capabilities and solutions that directly impact core national security missions across the Intelligence Community and national cyber mission providers. We leverage our knowledge of the mission to deliver tailored solutions for our customers—our biggest driver is the demand for innovation, requiring us to be ahead of the pace of technology adoption. Technology is at the center of our customers' missions and ours—we are investing in emerging technologies like AI, zero trust cyber solutions, multi-cloud, and 5G to adapt ahead of adversaries. The national security workforce remains focused on what's next, blending cleared and uncleared talent across dispersed geographies, ensuring mission impact. Our combination of technology, innovation, and talent is helping to shape the future of our national security ecosystem.
Our intelligence customers are the 18 organizations of the U.S. Intelligence Community, which includes independent agencies, the Department of Defense elements, such as the National Security Agency and Defense Intelligence Agency, and other departments or agencies.
Revenue generated from intelligence customers was $1.9 billion, or approximately 16% of our revenue, in fiscal 2025, as compared to $1.8 billion, or approximately 17% of our revenue, in fiscal 2024.
Civil Customers
Our civil work centers on the federal missions that are the highest priority to the domestic agenda, and we excel at helping our customers innovate their most critical missions. From healthcare, homeland security, and financial services to justice, law enforcement, immigration, energy, transportation, and labor, we work at the core of the mission to modernize systems, boost efficiencies, and save money.
Our major civil government customers include the Departments of Veterans Affairs, Health and Human Services, Treasury, Labor, Homeland Security, Justice, Energy, Commerce, and Transportation. Modernization and transformation are key needs of our customers, and we offer the technical expertise and mission understanding required to deliver innovative solutions to all our customers' needs across the civil portfolio.
Within our civil customers, we include our global commercial customers, for whom we deliver advanced cyber solutions, which accounts for 2% of our total revenue.
Total revenue generated from civil and global commercial customers was $4.2 billion, or approximately 35% of our revenue, in fiscal 2025, as compared to $3.8 billion, or approximately 36% of our revenue, in fiscal 2024.
Contracts
The U.S. government procures solutions, outcomes, and services through two predominant contracting methods: indefinite contract vehicles and definite contracts. Each of these is described below:
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
•Indefinite contract vehicles provide for the issuance by the government customer of orders for services or products under the terms of the contract. Indefinite contracts are often referred to as contract vehicles or ordering contracts. IDIQ contracts may be awarded to one contractor (single award) or several contractors (multiple award). Under a multiple award IDIQ contract, there is no guarantee of work as contract holders must compete for individual work orders. IDIQ contracts will often include pre-established labor categories and rates, and the ordering process is streamlined (usually taking less than a month from recognition of a need to an established order with a contractor). IDIQ contracts often have multiyear terms and unfunded ceiling amounts, thereby enabling but not committing the U.S. government to purchase substantial amounts of products and services from one or more contractors in a streamlined procurement process.
Approximately 85% of our revenue for fiscal 2025 was derived from 2,596 active task orders under IDIQ contract vehicles. Our top IDIQ contract vehicle represented approximately 18% of our revenue in fiscal 2025. Our largest task order under an IDIQ contract vehicle accounted for approximately 4% of our revenue in fiscal 2025. Our largest definite contract represented approximately 1% of our revenue in fiscal 2025. For risks related to our contracts, see “Item 1A. Risk Factors—Industry and Economic Risks.”
•We delivered solutions, outcomes, and services under 5,279 contracts and task orders.
•We derived 95% of our revenue in fiscal 2025 from engagements for which we acted as the prime contractor.

•We derived 13% of our revenue in fiscal 2025 from the Department of Veterans Affairs, which was the single largest customer that we served in that year.
Competition
We operate in a highly competitive industry, and we compete with companies of all types and sizes. Due to the diverse requirements of the U.S. government and our commercial customers, we frequently collaborate with other companies to compete for contracts and bid against these same companies in other situations. Our major competitors include large enterprise software companies, large global technology providers, traditional government consulting firms, government contractors focused principally on the provision of technology services to the U.S. government, large defense contractors that provide both products and technology services to the U.S. government, diversified service providers, systems integrators, small businesses, and technology startups.
We compete based on various factors, including our ability to deliver innovative cost-effective services in a timely manner, technical expertise, customer knowledge and past performance, our ability to successfully recruit and retain appropriately skilled and experienced talent, including security-cleared personnel, our reputation and relationship with our customers, and pricing. In addition, to maintain our competitive position, we routinely review our operating structure, capabilities, and strategy to ensure we are effectively meeting the needs of existing customers, effectively responding to developments in our markets, and successfully building a platform intended to provide the foundation for the future growth of our business.
Human Capital Management
We attract top talent using innovative recruitment strategies and a strong employer brand that markets our expansive brand and extensive opportunities. Our total rewards strategy offers comprehensive benefits and wellness programs across various stages of life and career. Our annual Employee Experience Survey highlights our commitment to meaningful engagement, and delivery against our employee promise with approximately 83% reporting a favorable experience.
Our people at a glance (as of March 31, 2025):
•Booz Allen and its subsidiaries has 35,800 employees (32,700 customer staff) spread across various locations, with a significant presence in the United States and other strategic global regions.
•Nearly 29% of our employees identified as a veteran or an individual with military experience (based upon voluntary self-reporting).
•Approximately 72% of our employees hold security clearances.
•Highly Educated: Our workforce possesses a wide range of advanced technical acumen and in-depth domain knowledge and expertise, including artificial intelligence, cyber, quantum, and software engineering.
•Advanced Degrees: Approximately 88% of our employees hold a bachelor’s degree or higher; of that 88%, approximately 45% hold master’s degrees and 4% hold doctoral degrees (based upon voluntary self-reporting).
Building solutions that empower people to change the world is what we do at Booz Allen. We bring the right people together to build and deploy advanced technology solutions against missions of national importance.
A strong foundation. Our values of Ferocious Integrity, Unflinching Courage, Passionate Service, Champion’s Heart, and Collective Ingenuity guide our actions. Our culture differentiates how we capture opportunity, create an environment that fosters innovation, and deliver impact to customers. Our VoLT (Velocity, Leadership, and Technology) strategy positions Booz Allen for the future and guides how we recruit and retain top talent and the capabilities we cultivate through upskilling and development practices.
Differentiated by Culture. We empower our people to succeed with access to opportunities, professional development, and programs that support individual growth. We foster our culture of heart and performance by focusing on:
•Defined Values & Behaviors: Leading with care and accountability.
•Purposeful Engagement: Creating connections that drive growth.
•Flexible Environment: Offering opportunities and choices to realize potential.
•Holistic Wellbeing & Development: Promoting lifelong learning for resilience and relevance.
At Booz Allen, we act ethically, hold ourselves accountable, and lead with integrity. Our people possess strong character, expertise, and exceptional passion. Our Code of Business Ethics and Conduct represents our values in action and sets forth expectations for our employees on how they should operate on behalf of the Company. We reinforce our culture with annual mandatory training for all employees on our values and how to navigate challenging business issues ethically. We inspire curiosity, encourage people to ask questions, raise concerns, explore solutions, and think outside the box to find creative answers.

Guided by Strategy. Our VoLT strategy pairs our technology prowess with mission expertise to bring solutions to customers at scale. Our modern workplace initiatives are designed to recruit, incentivize, reward, and retain top talent based on merit. We leverage our Talent Mobility and Performance programs to identify opportunities for employees that are both aligned with our strategic objectives and critical to their development. Managers and leaders coach employees on their personalized career journeys and use a variety of tools such as goal setting, regular feedback, and career profiles to help employees reach their full potential.
Engaged through Learning. We continuously expand our upskilling programs through hands-on learning, as well as award winning in-house training, formal badging, and certificate programs. Our Technical Experience Groups (TXGs) build technical acumen, foster mentor/mentee relationships, and create thought leadership and intellectual property. These experiences heighten engagement, bolster retention, and offer limitless opportunities for skill enhancement. We offer robust leadership development programming - encouraging collaboration, collective growth, and a one-team mindset.
Patents and Proprietary Information
Our business utilizes a variety of proprietary rights in delivering products and services to our customers. We claim a proprietary interest in certain service offerings, products, software tools, methodologies, and know-how, and also have certain licenses to third-party intellectual property that may be significant to our business. While we have several patents issued and pending in the United States and in certain foreign countries, we do not consider our overall business to be materially dependent on the protection of such patents. In addition, we have a number of trade secrets that contribute to our success and competitive position, and we endeavor to protect this proprietary information. While protecting trade secrets and proprietary information is important, we are not materially dependent on any specific trade secret or group of trade secrets.
We rely on a combination of nondisclosure agreements and other contractual arrangements, as well as copyright, trademark, patent, and trade secret laws, to protect our proprietary information. We also enter into proprietary information and intellectual property agreements with employees, which require them to disclose any inventions created during employment, to convey such rights to inventions to us, and to restrict any disclosure of proprietary information. We have a variety of trademarks registered in the United States and certain foreign countries, including Booz Allen Hamilton® and Booz Allen®.
Booz Allen Hamilton and other trademarks or service marks of Booz Allen Hamilton Inc. appearing in this Annual Report are the trademarks or registered trademarks of Booz Allen Hamilton Inc. Trade names, trademarks, and service marks of other companies appearing in this Annual Report are the property of their respective owners.
Regulation
As a contractor to the U.S. government, and to a lesser extent, to state and local governments, we are heavily regulated in most fields in which we operate. We deal with numerous U.S. government agencies and entities, and, when working with these and other entities, we must comply with and are affected by unique laws and regulations relating to the formation, administration, and performance of public government contracts. Some significant laws and regulations that affect us include the following:
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
•laws, regulations, and executive orders, regulating the handling, use, and dissemination of personally identifiable information in the course of performing a U.S. government contract, performing work for our commercial customers or running the business;
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
Given the magnitude of our revenue derived from contracts with the Department of Defense, the Defense Contract Audit Agency (“DCAA”) is our cognizant government audit agency. The DCAA audits the adequacy of our internal control systems and policies including, among other areas, compensation. The Defense Contract Management Agency (“DCMA”), as our cognizant government contract management agency, may determine that a portion of our claimed costs are unallowable based on the findings and recommendations in the DCAA's audits. In addition, the DCMA directly reviews the adequacy of certain of our business systems, such as our purchasing system. See “Item 1A. Risk Factors—Legal and Regulatory Risks—Our work with government customers exposes us to additional risks inherent in the government contracting environment, which could reduce our revenue, disrupt our business, or otherwise materially adversely affect our results of operations.” We are also subject to audit by Inspectors General of other U.S. government agencies.
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
See Item 1A., “Risk Factors—Legal and Regulatory Risks—We are required to comply with numerous laws and regulations, some of which are highly complex, and our failure to comply could result in fines or civil or criminal penalties or suspension or debarment by the U.S. government that could result in our inability to continue to work on or receive U.S. government contracts, which could materially and adversely affect our results of operations.”

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
Industry and Economic Risks
•risks relating to our relationships and reputation with the U.S. government;
•changes in U.S. government spending and mission priorities, including due to uncertainty relating to the new presidential administration, funding of the U.S. government, and increasing the debt ceiling;
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
•risks related to inflation and new or increased tariffs that could impact the cost of doing business and/or reduce customer buying power;
•risks related to the deterioration of economic conditions or weakening in the credit or capital markets;
•internal system or service failures and security breaches, including, but not limited to, those resulting from external or internal threats, including cyber attacks on our network and internal systems, or on our customers’ network or internal systems;
•risks related to the development and use of artificial intelligence, which include potential liability as well as regulatory, competition, reputational and other risks;
•risks related to the operation of financial management systems;
•our ability to attract, train, or retain employees with the requisite skills and experience and ensure that employees obtain and maintain necessary security clearances and effectively manage our cost structure;
•the loss of members of senior management or failure to develop new leaders;
•misconduct or other improper activities from our employees, subcontractors, or suppliers, including the improper access, use, or release of our or our customers’ sensitive or classified information;
•failure to maintain strong relationships with other contractors, or the failure of contractors with which we have entered into a sub- or prime-contractor relationship to meet their obligations to us or our customers;
•risks related to changes to our operating structure, capabilities, or strategy intended to address customer needs, grow our business, or respond to market developments; and

•risks related to completed and future acquisitions, including our ability to realize the expected benefits from such acquisitions.
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
•the impact of changes in accounting rules and regulations, or interpretations thereof, that may affect the way we recognize and report our financial results, including changes in accounting rules governing recognition of revenue; and
•the impact of changing weather patterns, natural disasters, and pandemics, epidemics, and similar disease outbreaks on our and our customers' businesses and operations, as well as risks related to increased scrutiny and changing expectations and practices related to climate change and related governance matters generally.
Risks Related to Our Indebtedness
•the impact of our substantial indebtedness and our ability to service and refinance such indebtedness; and
•the restrictions and limitations in the agreements and instruments governing our indebtedness.
Risks Related to Our Common Stock
•the volatility of the market price of our Class A common stock; and
•the timing and amount of our dividends, if any.
Industry and Economic Risks
We depend on contracts with U.S. government agencies for substantially all of our revenue. If our reputation or relationships with such agencies are harmed, our future revenue and operating profits would decline.
The U.S. government is our primary customer, with revenue from contracts and task orders, either as a prime or a subcontractor, with U.S. government agencies accounting for 98% of our revenue for fiscal year 2025. Our belief is that the successful future growth of our business will continue to depend primarily on our ability to be awarded work under U.S. government contracts, as we expect this will continue to be the primary source of substantially all of our revenue. For this reason, any issue that compromises our relationship with the U.S. government generally or any U.S. government agency that we serve would cause our revenue to decline. Among the key factors in maintaining our relationship with U.S. government agencies is our performance on contracts and task orders, the strength of our professional reputation, compliance with applicable laws and regulations, and the strength of our relationships with customer personnel.
Our relationship with U.S. government agencies could be harmed by the mishandling or the perception of mishandling of sensitive information, such as our failure to maintain the confidentiality of the existence of our business relationships with certain of our customers, including as a result of misconduct or other improper activities by our employees, subcontractors, or suppliers, or a failure to maintain adequate protection against security breaches, including those resulting from cyber attacks. See “—Our employees or subcontractors may engage in misconduct or other improper activities, which could harm our ability to conduct business with the U.S. government.” Our relationship with the U.S. government could also be damaged as a result of an agency’s dissatisfaction with work performed by us, a subcontractor, or other third parties who provide services or products for a specific project for any reason, including due to perceived or actual deficiencies in the performance or quality of our work, and we may incur additional costs to address any such situation and the profitability of that work might be impaired. In addition, to the extent our performance under a contract does not meet a U.S. government agency’s expectations, the customer might seek to terminate the contract prior to its scheduled expiration date, provide a negative assessment of our performance to government-maintained contractor past-performance data repositories, fail to award us additional business under existing contracts or otherwise, and direct future business to our competitors.

Further, negative publicity concerning government contractors in general, or us, regardless of accuracy, may harm our reputation among federal agencies and federal government contractors, and the credibility of our brand, and adversely affect our ability to attract or retain customers or talent. There has been increased publicity regarding government contractors in general, and including the Company, in connection with the U.S. government’s efforts to improve efficiency and reduce costs, which could harm our reputation and could have a material impact on our business, results of operations and financial condition. Due to the sensitive nature of our work and our confidentiality obligations to our customers, we may be unable or limited in our ability to respond to such negative publicity, which could also harm our reputation and business. To the extent our reputation or relationships with U.S. government agencies is impaired, our revenue and operating profits could materially decline.
U.S. government spending levels and mission priorities could change in a manner that adversely affects our future revenue and limits our growth prospects.
Our business depends upon continued U.S. government expenditures on defense, intelligence, and civil programs for which we provide support. These expenditures have not remained constant over time, have been and in the future may be reduced in certain periods, and have been and in the future may be affected by the U.S. government’s efforts to improve efficiency and reduce costs affecting U.S. government programs generally. Our business, prospects, financial condition, or operating results could be materially harmed by, among other causes, the following:
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
•changes or delays in U.S. government programs that we support or related requirements, including shifts in the scope of work that we support and delays in procurements;
•changes in U.S. government customer cybersecurity investments and resourcing that impact the security posture of systems hosted by the Company on behalf of the U.S. government and under a U.S. government authority to operate;
•U.S. government shutdowns due to, among other reasons, a failure to fund the government and other potential delays in the appropriations process;
•U.S. government agencies awarding contracts on a technically acceptable/lowest cost basis in order to reduce expenditures;
•increased U.S. government processing times for security clearances and other governmental consents;
•delays in the payment of our invoices by government payment offices;
•loss of government points of contact at the various U.S. government agencies we support as a result of the government’s efforts to reduce spending;
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
In addition, any disruption in the functioning of U.S. government agencies, including as a result of U.S. government closures and shutdowns, terrorism, war, international conflicts (including the ongoing conflict between Russia and Ukraine, ongoing conflicts in the Middle East, and increased tensions in Asia), trade tensions related to recent shifts in international trade policies, natural disasters, public health crises, destruction of U.S. government facilities, and other potential calamities could have a negative impact on our operations and cause us to lose revenue or incur additional costs due to, among other things, our inability to deploy our staff to customer locations or facilities as a result of such disruptions.

Considerable uncertainty exists regarding how future budget and program decisions will unfold, including as a result of the changing spending priorities of the U.S. government. The U.S. government is currently in the process of reviewing federal spending across federal civilian, defense, and intelligence departments and agencies, to ensure it aligns with the new administration’s priorities of maximizing governmental efficiency and productivity. As a leading provider of advanced technology products and services to U.S. government customers, we have been, and will continue to be, subject to these reviews, and we have had, and may in the future have, certain of our contracts impacted, reduced or canceled as a result of these reviews. We have also experienced price adjustments and renegotiations prior to option exercise of certain of our contracts as a result of these reviews and may in the future continue to experience such adjustments. Further, we are, and may in the future be, subject to customer mandates to formulate additional methods by which to achieve efficiencies in providing our services, and we remain in ongoing discussions with various government departments and agencies in relation to cost reductions and other potential contract modifications. There can be no assurance that these reviews will not ultimately have a material adverse impact on our business and financial performance — such as through more stringent and frequent reviews of our contracts, potential changes in government procurement policies which could affect our ability to secure new contracts or renew existing ones, the cancellation or reduction of contracts critical to our business, or the implementation of stricter compliance requirements that could increase our operational costs.
The U.S. government budget deficits, the national debt, and prevailing economic conditions, and actions taken to address them, could negatively affect U.S. government expenditures on defense, intelligence, and civil programs for which we provide support. A reduction in the amount of, or delays or cancellations of funding for, services that we are contracted to provide as a result of initiatives with certain U.S. government departments, legislation, or otherwise could have a material adverse effect on our business and results of operations. Further, there is ongoing uncertainty regarding how the U.S. Congress will address the legal limit on U.S. debt commonly known as the debt ceiling, and for which the U.S. Treasury has announced that it has been using extraordinary measures to prevent the U.S. government's default on its payment obligations, and to extend the time that the U.S. Congress has to raise its statutory debt limit or otherwise resolve the funding situation. If the debt ceiling is not raised, the U.S. government may not be able to fulfill its funding obligations and there could be significant disruption to all discretionary programs, which would have material adverse impacts on us and our industry.
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
These or other factors could cause our defense, intelligence, or civil customers to decrease the number of new contracts awarded generally and fail to award us new contracts, reduce their purchases under our existing contracts, exercise their right to terminate our contracts, or not exercise options to renew our contracts, any of which could cause a material decline in our revenue.
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
We have seen our current competitive environment result in delays in procurements generally as well as an increase in the number of bid protests from unsuccessful bidders on new program awards. It can take many months for the relevant U.S. government agency to resolve protests by one or more of our competitors of contract awards we receive. Bid protests may result in significant expense to us, contract modification, or loss of an awarded contract as a result of the award being overturned. Even where we do not lose the awarded contract, the resulting delay in the startup and funding of the work under these contracts may cause our actual results to differ materially and adversely from those anticipated. There can be no assurance that these delays will not ultimately have a material adverse impact on our business and financial performance.
A significant majority of our revenue is derived from task orders under indefinite delivery/indefinite quantity, or IDIQ, contract vehicles where we perform in either a prime or subcontractor position.
We believe that one of the key elements of our success is our position as the holder of 2,596 active task orders under IDIQ contract vehicles as of March 31, 2025.
IDIQ contracts provide for the issuance by the customer of orders for services or products under the contract, and often contain multi-year terms and unfunded ceiling amounts, which allow but do not commit the U.S. government to purchase products and services from contractors. Our ability to generate revenue under each of these types of contracts depends upon our ability to be awarded task orders for specific services by the customer. IDIQ contracts may be awarded to one contractor (single award) or several contractors (multiple award). Multiple contractors must compete under multiple award IDIQ contracts for task orders to provide particular services, and contractors earn revenue only to the extent that they successfully compete for these task orders. A failure to be awarded task orders under such contracts would have a material adverse effect on our results of operations and financial condition.
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
Under fixed-price contracts, we perform specific tasks or deliver a specific outcome for a predetermined price. Compared to time-and-materials and cost-reimbursable contracts, fixed-price contracts generally offer higher margin opportunities because we receive the benefits of any cost savings, but involve greater financial risk because we bear the impact of any cost overruns. The U.S. government has generally indicated that it intends to increase its use of fixed price contract procurements. We have seen a recent preference for the use of fixed price contracts with the new presidential administration, which may result in future contract modifications and conversions of existing contracts to fixed-price contracts. Because we assume the risk for cost overruns and contingent losses on fixed-price contracts, an increase in the percentage of fixed-price contracts in our contract mix would increase our risk of suffering losses.
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
Our backlog does not include contracts that have been awarded but are currently under protest and also does not include any task orders under IDIQ contracts, GSA Schedule or other master agreement contract vehicles, except to the extent that task orders have been awarded to us under those contracts. For additional disclosure regarding our backlog, please see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors and Trends Affecting Our Results of Operations—Sources of Revenue—Contract Backlog.”
We historically have not realized all of the revenue included in our total backlog, and we may not realize all of the revenue included in our current or future total backlog. There is a higher degree of risk in this regard with respect to unfunded backlog and priced options. In addition, there can be no assurance that our backlog will result in actual revenue in any particular period. This is because the actual receipt, timing, and amount of revenue under contracts included in backlog are subject to various contingencies, including congressional appropriations, many of which are beyond our control. The actual receipt of revenue from contracts included in backlog may never occur or may be delayed because: a program schedule could change or the program could be canceled; a contract’s funding or scope could be reduced, modified, delayed, de-obligated, or terminated early, including as a result of a lack of appropriated funds or cost cutting initiatives and other efforts to reduce U.S. government spending and/or the automatic federal defense spending cuts required by sequestration; in the case of funded backlog, the period of performance for the contract has expired or the U.S. government has exercised its unilateral right to cancel multi-year contracts and related orders or terminate existing contracts for convenience or default; in the case of unfunded backlog, funding may not be available; or, in the case of priced options, our customers may not exercise their options.
Any inability to hire additional appropriately qualified personnel or failure to timely and effectively deploy such additional personnel against funded backlog could negatively affect our ability to grow our revenue. We may also not recognize revenue on funded backlog due to, among other reasons, the tardy submissions of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a predetermined expiration date such as the end of the U.S. government's fiscal year. The amount of our funded backlog is also subject to change, due to, among other factors: changes in congressional appropriations that reflect changes in U.S. government policies or priorities resulting from various military, political, economic, or international developments; changes in the use of U.S. government contracting vehicles, and the provisions therein used to procure our services; and adjustments to the scope of services under, or cancellation of contracts, by the U.S. government at any time. As a result of the U.S. government’s review of federal spending across U.S. government agencies, we have had, and may in the future have, certain of our contracts impacted, reduced or canceled as a result of these reviews, which has reduced the amount of our total backlog and could have a material adverse impact on our business and financial performance. Furthermore, even if our backlog results in revenue, the contracts may not be profitable.

Systems that we develop, integrate, maintain, or otherwise support could experience security breaches which may damage our reputation with our customers and hinder future contract win rates.
We develop, integrate, maintain, or otherwise support systems and provide services that include managing and protecting information involved in intelligence, national security, and other sensitive government functions. Our systems also store, process, and transmit sensitive Company and government and commercial customer information, including personally identifiable, health and financial information. The cybersecurity threats we, our customers, and third parties face have grown more frequent and sophisticated, including but not limited to bad actors looking to augment traditional cyber tools and tradecraft with artificial intelligence capabilities that increase the speed, scale, and intricacy of threats, which may not be recognized until after they have been launched. A security breach, including from insider threats, could result in the exfiltration of our or our customers’ data and has the potential to do serious harm to our business, damage our reputation, prevent us from executing further work on sensitive systems for U.S. government or commercial customers, hinder future contract win rates, and/or cause us to incur significant expense to respond to and remediate the breach. Damage to our reputation or limitations on our eligibility for additional work or any liability resulting from a security breach in one of the systems we develop, install, maintain, or otherwise support could have a material adverse effect on our results of operations.
Certain services we provide and technologies we develop are designed to prevent, detect and monitor threats to our customers and may expose us or our customers and business partners to financial loss or physical or reputational harm.
We help our customers prevent, detect, monitor and mitigate threats to their people, information, and facilities. These threats may originate from nation states, terrorists or criminal actors, activist hackers, financially or politically motivated actors, or others who seek to harm our customers. Successful attacks on our customers may cause reputational harm to us and our customers and business partners, as well as liability to our customers or third parties. If we are associated with our customers and business partners in this regard, our staff, systems, information, and facilities may be targeted by a similar group of threat actors and may be at risk for financial loss or physical or reputational harm.
We also design and develop technologies that are highly technical and complex and may contain errors, defects, or security vulnerabilities that cannot be discovered before they are released, installed, and used by our customers. The introduction of new and emerging technologies, such as AI, further increases this risk. Errors, defects or vulnerabilities in the technology we develop could disrupt our customers’ or their customers’ proper functioning of the technology, cause disruptions in our customers' business operations, or allow unauthorized access to proprietary information, which could cause reputational harm to us and our customers, and could have a material adverse effect on our business and results of operations.
Internal system or service failures, or those of our vendors, including as a result of cyber or other security threats, could disrupt our business and impair our ability to effectively provide our services to our customers, which could damage our reputation and have a material adverse effect on our business and results of operations.
We create, implement, integrate, and maintain information technology (“IT”) systems that (a) are often mission critical, (b) regularly involve sensitive information, (c) may be deployed within war zones or other hazardous environments, and/or (d) can include information whose confidentiality is protected by law or contract. Additionally, we maintain internal systems housing sensitive employee and confidential company data. As a result, our systems and IT work products are susceptible to systems or service failures resulting from technical complexity, failures of third-party service providers, natural disasters, power shortages, insider threats (including improper access to the Company’s, customers’ or third parties’ information or resources, employee error, or malfeasance), terrorist attacks, physical or electronic security breaches, cyber attacks, computer viruses, or similar events or disruptions. Our systems and IT work product are the target of constantly evolving cyber attack vectors, including malware, social engineering, denial-of-service attacks, malicious software programs, phishing, smishing, vishing, identity spoofing (including through the use of emerging technologies such as “deep fakes”), account takeovers, and other cyber attacks fueled by emerging technologies, such as artificial intelligence. We have observed an increase in the frequency and sophistication of the cyber and security threats these systems face, with attacks that are more advanced and persistent, targeting us because we hold classified, controlled unclassified, and other sensitive information. As a result, we and our vendors face a heightened risk of a security breach or disruption resulting from an attack by computer hackers, persons with access to systems inside our organization, foreign governments, and cyber terrorists.

We have put in place policies, controls, and technologies to help detect and protect against such attacks, but we cannot guarantee that future incidents will not occur. If an incident occurs, we may not be able to successfully mitigate the impact. We have been the target of these types of attacks in the past, and attempted attacks are likely to continue. Due to the ongoing geopolitical conflicts in Europe and the Middle East, and increased tensions in Asia, state-sponsored parties or their supporters may launch retaliatory cyber attacks, and may attempt to conduct other geopolitically motivated retaliatory actions. Those same parties may also attempt to fraudulently induce employees or authorized third parties, including contractors, to disclose sensitive information in order to gain access to our systems or data, or that of our customers, or service providers. If successful, these types of attacks on our network or other systems or service failures could have a material adverse effect on our business and results of operations, due to, among other things, the loss of customer or proprietary data, interruptions or delays in our customers' businesses, or damage to our reputation. In addition, the failure or disruption of our systems, communications, vendors, or utilities could cause us to interrupt or suspend our operations, which could have a material adverse effect on our business and results of operations. If our employees, contractors, suppliers or other authorized third parties do not adhere (whether inadvertently or intentionally) to appropriate information security protocols, our protocols are inadequate, or our or our customers' sensitive information is released and/or compromised, we may experience significant negative impacts to our reputation and expose us or our customers to liability. We are not immune from the possibility of a malicious insider compromising our information systems and infrastructure, including but not limited to insiders exfiltrating the personal data of employees and customers, stealing corporate trade secrets and key financial metrics, illegally diverting funds, or intentionally disclosing our secrets (e.g., application credentials) to others in order to bypass our security policies and control mechanisms. No series of measures can fully safeguard against every insider threat. Refer to “Item 1C. Cybersecurity” for additional information about our cybersecurity risk management program.
If our or our vendors' systems, services, or other applications have significant defects, errors, or vulnerabilities, are successfully attacked by cyber and other security threats, suffer delivery delays, or otherwise fail to meet our customers’ expectations, we may:
•lose revenue due to adverse customer reaction;
•be required to provide additional services to a customer at no charge;
•incur additional costs related to remediation, monitoring, and enhancing our cybersecurity;
•lose revenue due to the deployment of employees for remediation efforts instead of customer assignments;
•receive negative publicity, which could damage our reputation and credibility of our brand and adversely affect our ability to attract or retain customers or talent;
•be unable to successfully market services that are reliant on the creation and maintenance of secure information technology systems to U.S. government, international, and commercial customers;
•suffer claims by customers, employees, or impacted third parties for substantial damages, particularly as a result of any successful network or systems breach and exfiltration of customer and/or third-party information;
•incur significant costs, including fines from government regulators, related to complying with applicable federal or state laws, including laws pertaining to the security and protection of personal information.
In addition, we may have insufficient recourse against our vendors for costs, losses or claims we incur as a result of or reliance on their systems, services or other applications having significant defects, errors, or vulnerabilities, or which are successfully attacked by cyber and other security threats, resulting in our inability to meet our customers’ expectations. Further, in addition to any costs resulting from contract performance or required corrective action, these failures may result in increased costs or loss of revenue if they result in customers postponing subsequently scheduled work or canceling or failing to renew contracts.
The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Additionally, some cyber technologies and techniques that we utilize or develop may raise potential liabilities related to legal compliance, intellectual property, and civil liberties, including privacy concerns, which may not be fully insured or indemnified. We may not be able to obtain and maintain insurance coverage on reasonable terms or in sufficient amounts to cover one or more large claims, or the insurer may disclaim coverage as to some types of future claims. The successful assertion of any large claim against us could seriously harm our business. Even if not successful, these claims could result in significant legal and other costs, may be a distraction to our management, may harm our customer relationships, and may adversely affect our ability to attract or retain talent. In certain new business areas, we may not be able to obtain sufficient insurance and may decide not to accept or solicit business in these areas.

Implementation of and compliance with various data privacy and cybersecurity laws, regulations and standards could require significant investment into ongoing compliance activities, trigger potential liability, and limit our ability to use personal data.
Any failure by us, our vendors or other business partners to comply with international, U.S. federal, state or local laws and regulations regarding data privacy, including the protection of personal or confidential information of our customers or employees which we may handle and process, or cybersecurity could result in significant monetary damages, regulatory enforcement actions, fines, penalties, private litigation or claims, and/or criminal prosecution in one or more jurisdictions, including as a result of the perception of our practices, products, and services in relation to violations of individual privacy, data protection rights, or cybersecurity requirements. We may also incur substantial expenses in implementing and maintaining compliance with such laws and regulations, or anticipated laws and regulations, including those that require certain types of data to be retained on servers within these jurisdictions. These laws and regulations, and anticipated laws and regulations, are increasing in complexity and number, change frequently, sometimes conflict or create different requirements across jurisdictions, and are subject to interpretation by different regulators and courts, creating the possibility of different compliance measures or enforcement risks across jurisdictions, which may cause additional expenses for compliance with such laws and regulations. Our failure to comply with applicable laws and regulations may result in privacy claims or enforcement actions against us, including liabilities, fines and damage to our reputation, any of which may have a material adverse effect on our results of operations.
For example, the European Union’s General Data Protection Regulation (the “GDPR”), and the United Kingdom’s GDPR impose compliance obligations on companies that process personal data of people in the European Union and United Kingdom, respectively. In the U.S., numerous federal, state, and local data privacy laws and regulations govern the collection, use, and processing of personal information, provide rights to residents of those respective states, in some cases including personal information collected from residents in the context of recruitment and employment, as well as business-to-business arrangements. Compliance with these laws, or emerging international, U.S. federal, state or local privacy laws, requires investments into compliance programs, investments to deploy, operate and maintain technology that enables compliance, potential modifications to business processes, ongoing data protection activities and documentation requirements, and creates the potential for fines, individual claims and other liabilities for noncompliance as well as litigation risks, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information or our results of operations. Certain international, U.S. federal, state laws and regulations also impose obligations to maintain and implement an information security program that includes administrative, technical, physical, or organizational safeguards, as well as obligations to give notice to affected individuals and to certain regulators in the event of a data breach. We may be required to spend significant resources to comply with these information security and data breach legal requirements. A significant data breach (including various forms of external attack, such as ransomware, as well as data incidents resulting from internal actions or omissions) could have negative consequences for our business and future prospects, including possible penalties, fines, damages, reduced customer demand, legal claims against and by customers, personnel, business partners or other persons claiming to be affected, harm to our systems and operations and harm to our reputation and brand.
In addition, as a contractor supporting defense and national security customers, we are subject to certain additional regulatory compliance requirements relating to data privacy and cybersecurity. Under the DFARS and other federal regulations, our networks and IT systems are required to comply with the security and privacy controls in certain National Institute of Standards and Technology Special Publications (“NIST SP”). To the extent that we do not comply with the applicable security and control requirements, unauthorized access or disclosure of sensitive information could result in a contract termination, which could have a material adverse effect on our business and financial results and lead to reputational harm. We are also subject to the Department of Defense Cybersecurity Maturity Model Certification (“CMMC”), requirements, which will require all contractors to receive specific certifications relating to specified cybersecurity standards in order to be eligible for contract awards. In addition, CMMC certification requirements may be required in modifications to existing contracts. To the extent we are unable to achieve certification in advance of applicable contract awards that specify the requirement, we will be unable to bid on such contract awards or on follow-on awards for existing work with the Department of Defense, depending on the level of standard as required for each solicitation, or be ineligible to receive option awards under existing contracts that specify the certification requirement, which could adversely impact our revenue and profitability. In addition, our subcontractors, and in some cases our vendors, may also be required to adhere to the CMMC program requirements and potentially to achieve certification. Should our supply chain fail to meet compliance requirements or achieve certification, this may adversely affect our ability to receive award or execute on relevant government programs. In addition, any obligations that may be imposed on us under the CMMC may be different from or in addition to those otherwise required by applicable laws and regulations, which may cause additional expense for compliance.

We develop and utilize artificial intelligence, which could expose us to risks including potential liability as well as regulatory, competition, reputational and other risks.
We utilize artificial intelligence, including generative artificial intelligence, machine learning, and similar tools and technologies that collect, aggregate, analyze, or generate data or other materials (collectively, “AI”) in connection with our business. The development, deployment and oversight of the use of AI by us, either directly, through our suppliers, or by engaging third-party AI developers, as well as the use of AI by competitors, is expected to require us to invest substantially in AI technology resources and related governance. There are significant risks involved in using AI and no assurance can be provided that our use of AI will enhance our products or services, produce the intended results, or keep pace with the use of AI by our competitors. For example, AI algorithms may produce incomplete, insufficient, biased or otherwise flawed results or rely upon biased or inaccurate data, and any of these deficiencies may not be easily detectable despite internal policies and diligence efforts in place to mitigate such deficiencies. The degraded or flawed performance could also result from adversarial attacks that include data poisoning, malware risks, and evasion techniques. If the AI that we use produces deficient, inaccurate, or controversial results, or if public opinion of AI is adversely affected due to actual or perceived risks regarding the usage of AI, we could incur operational inefficiencies, competitive harm, legal liability, brand or reputational harm, or other adverse impacts on our business and results of operations. Further, ownership and intellectual property rights of content generated by artificial intelligence is a developing area. This presents unique complexity and challenges that could affect our business and impact our delivery of AI-driven solutions. If we, or the third-party AI developers on which we rely, do not have sufficient rights to use the data or other material relied upon by such AI technologies, we also may incur liability through the alleged violation of applicable laws and regulations, third-party intellectual property, data privacy, or other rights, or contractual obligations. Although we conduct diligence on third-party AI developers, we will not be able to control the manner in which third-party AI technologies are developed or maintained.
Legal and regulatory frameworks related to the use of AI are evolving, including due to the perceived or actual risks of bias, lack of transparency, and information security. The technologies underlying AI and its uses are subject to a variety of laws and regulations, including intellectual property, data privacy and security, consumer protection, competition, and equal opportunity laws, and may be subject to new laws and regulations or new interpretations of existing laws and regulations. AI is the subject of ongoing review by various U.S. and foreign governmental and regulatory agencies. For example, there have been significant changes in U.S. AI policy introduced by the new presidential administration, including the rescinding of the prior administration’s October 2023 executive order on Safe, Secure, and Trustworthy Artificial Intelligence. In addition, in March 2024, the EU enacted a new regulation applicable to certain AI technologies and the data used to train, test and deploy them. The enactment or expansion of laws and regulations related to the use of AI in our operations could result in increased compliance costs related to our use of AI, while the persistence of regulatory ambiguity results in uncertainty regarding potential compliance obligations and presents challenges to longer-term strategic decision-making. Additionally, we may not always be able to anticipate how courts and regulators will apply existing laws to AI, predict how new legal frameworks will develop to address AI, or otherwise respond to these frameworks as they are still rapidly evolving. We may also have to expend resources to adjust our offerings in certain jurisdictions if the legal frameworks on AI are not consistent across jurisdictions. Furthermore, it is not possible to predict all the operational or technological risks that may arise relating to the use of AI, any of which may materially and adversely affect our business and results of operations.
Further, we face significant competition from other companies that are developing their own AI features and technologies. Other companies may develop AI features and technologies that are similar or superior to our technologies or are more cost-effective to develop and deploy. Additionally, while AI is currently the focus of significant investment and strategic prioritization, there is a risk that if the expected value of AI does not materialize at scale, or if high-profile AI failures emerge, customers may reassess their AI plans, which could lead to reduced funding and a reduction in certain of our AI initiatives. These factors could materially and adversely affect our business, financial condition and results of operations.
We may fail to attract, train, and retain skilled and qualified employees, which may impair our ability to generate revenue, effectively serve our customers, and execute our growth strategy.
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
Our ability to attract and retain skilled and qualified employees may also be impacted by our engagements in, or perceived connections to, politically or socially sensitive activities. In addition, our ability to recruit, hire, and internally deploy former employees of the U.S. government is subject to complex laws and regulations, which may serve as an impediment to our ability to attract such former employees, and failure to comply with these laws and regulations may expose us and our employees to civil or criminal penalties. Additionally, our ability to attract, hire, and retain skilled and qualified employees may be impacted by pandemics, epidemics or similar disease outbreaks.
Adverse labor and economic market conditions and intense competition for skilled personnel may inhibit our ability to recruit new employees, including any necessary actions in response to any pandemics, epidemics or similar disease outbreaks. If we are unable to recruit and retain a sufficient number of qualified employees, or cannot obtain their appropriate security clearances in a timely manner, or fail to deploy such employees, our ability to maintain and grow our business and to effectively serve our customers could be limited and our future revenue and results of operations could be materially and adversely affected. Furthermore, to the extent that we are unable to make necessary permanent hires to appropriately serve our customers, we could be required to engage larger numbers of contracted personnel, which could reduce our profit margins.
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
Many U.S. government programs require contractor employees and facilities to have security clearances. Security clearances are issued at the discretion of the U.S. government and there can be no assurance that we will be able to obtain or maintain the security clearances necessary to perform our contracts. Depending on the level of required clearance, security clearances can be difficult and time-consuming to obtain. In the current environment we are seeing delays by the U.S. government in the processing of security clearances and there have been recent examples of large numbers of security clearances being revoked by executive orders by the new presidential administration. If we or our employees are unable to obtain or retain necessary security clearances in a timely manner, or a significant number of our employees lose security clearances, we may not be able to win new business, and our existing customers could terminate their contracts with us or decide not to renew them. To the extent we are not able to obtain and maintain facility security clearances or engage employees with the required security clearances for a particular contract, we may not be able to bid on or win new contracts, effectively rebid on expiring contracts, or retain existing contracts, which may adversely affect our operating results and inhibit the execution of our growth strategy.
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

Global inflationary pressures and new or increased tariffs on certain imports have increased the prices of goods and services, which could raise the costs associated with providing our services, diminish our ability to compete for new contracts or task orders, and/or reduce customer buying power.
For a variety of reasons, including geopolitical factors, the global economy in which we operate has faced, and may continue to face, heightened inflationary pressure, impacting the cost of doing business (in both supply and labor markets). These inflationary pressures have been and could continue to be exacerbated by geopolitical turmoil and economic policy actions, including new or increased tariffs on certain imports from other countries, and the duration of such pressures is uncertain. We generate revenue through various fixed price and multi-year government contracts, our primary customer being the U.S. government, which has traditionally been viewed as less affected by inflationary pressures. However, our approach to include modest annual price escalations in our bids for multi-year work may be insufficient to counter inflationary cost pressures, which may result in significant cost overruns on each contract. In addition, new or increased tariffs could result in increased costs for hardware and other goods necessary to support business operations. This could result in reduced profits, or even losses, as inflation increases, particularly for fixed-priced contracts, and our longer-term multi-year contracts as contractual prices become less favorable to us over time. In the competitive environment in which we operate as a government contractor, the lack of pricing leverage and power to renegotiate long-term, multi-year contracts, coupled with reduced customer buying power as a result of inflation, could reduce our profits, disrupt our business, or otherwise materially adversely affect our results of operations.
Deterioration of economic conditions or weakening in credit or capital markets may have a material adverse effect on our business, results of operations and financial condition.
Volatile, negative, or uncertain economic conditions, an increase in the likelihood of a recession, or concerns about these or other similar risks may negatively impact our customers’ ability and willingness to fund their projects. Our customers reducing, postponing or cancelling spending on projects in respect of which we provide services may reduce demand for our services quickly and with little warning, which could have a material adverse effect on our business, results of operations and financial condition.
Moreover, instability in the credit or capital markets in the U.S., including as a result of failures of financial institutions and any related market-wide reduction in liquidity, or concerns or rumors about events of these kinds or similar risks, could affect the availability of credit, making it relatively difficult or expensive to obtain additional capital at competitive rates, on commercially reasonable terms or in sufficient amounts, or at all, thus making it more difficult or expensive for us to access funds or refinance our existing indebtedness, or obtain financing for acquisitions. Such instability could also cause counterparties, including vendors, suppliers and subcontractors, to be unable to perform their obligations, or to breach their obligations, to us under our contracts with them. In addition, instability in the credit or capital markets could negatively impact our customers’ ability to fund their project and, therefore, utilize our services, which could have a material adverse effect on our business, results of operations and financial condition.
We may lose one or more members of our senior management team or fail to develop new leaders, which could cause the disruption of the management of our business.
We believe that the future success of our business and our ability to operate profitably depends on the continued contributions of the members of our senior management and the continued development of new members of senior management. We rely on our senior management to generate business and execute programs successfully. In addition, the relationships and reputation that many members of our senior management team have established and maintain with our customers are important to our business and our ability to identify new business opportunities. The loss of any member of our senior management or our failure to continue to develop new members could impair our ability to identify and secure new contracts, to maintain good customer relations, and to otherwise manage our business.
Our employees or subcontractors may engage in misconduct or other improper activities, which could harm our ability to conduct business with the U.S. government.
We are exposed to the risk that fraud or other misconduct by employees, subcontractors, suppliers or other third parties with which we do business could occur. Misconduct by employees, subcontractors or suppliers could include intentional or unintentional failures to comply with U.S. government procurement regulations, engaging in other unauthorized activities, misusing authorized access, or falsifying time records. Misconduct could also involve the improper use or mishandling of our customers’ sensitive or classified information, or the inadvertent or intentional disclosure of our or our customers' sensitive information in violation of our contractual, statutory, or regulatory obligations, among other things. It is not always possible to deter employee, subcontractor, or supplier misconduct, and the precautions we take to prevent and detect this activity may not always be effective in controlling unknown or unmanaged risks or losses, which could materially harm our business. As a result of such misconduct, our employees could lose their security clearances and we could face fines and civil or criminal penalties, loss of facility clearance accreditation, and suspension, proposed debarment or debarment from bidding for or performing under contracts with the U.S. government, as well as reputational harm, which would materially and adversely affect our results of operations and financial condition.

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
•seek to hire our employees; or
•adversely affect our relationships with current customers, including our ability to continue to win competitively awarded engagements where we are the incumbent.
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
Our failure to maintain strong relationships with other contractors, or the failure of contractors with which we have entered into a sub- or prime-contractor relationship to meet their obligations to us or our customers, could have a material adverse effect on our business and results of operations.
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
As a prime contractor, we often rely on other companies to perform some of the work under a contract, and we expect to continue to depend on relationships with other contractors for portions of our delivery of services and revenue in the foreseeable future. If our subcontractors fail to perform their contractual obligations, our operating results and future growth prospects could be impaired. There is a risk that we may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract, or our hiring of a subcontractor’s personnel. In addition, if any of our subcontractors fail to deliver the agreed-upon supplies or perform the agreed-upon services on a timely basis, our ability to fulfill our obligations as a prime contractor may be jeopardized. Material losses could arise in future periods and subcontractor performance deficiencies could result in a customer terminating a contract for default. A termination for default could expose us to liability and have an adverse effect on our ability to compete for future contracts and orders.
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
On March 15, 2025, the President signed into law the Full-Year Continuing Appropriations and Extensions Act, 2025, which funds the U.S. government under a continuing resolution through September 30, 2025, its fiscal year end. To the extent the U.S. Congress is unable to approve the annual federal budget before the expiration of this continuing resolution, funding for new projects may not be available and funding on contracts we are already performing may be delayed. If Congressional efforts to approve such funding fail, and Congress is unable to craft a long-term agreement on the U.S. government’s ability to incur indebtedness in excess of its current limits, the U.S. government may not be able to fulfill its current funding obligations and there could be significant disruption to all discretionary programs, which would have corresponding impacts on us and our industry. Any such delays would likely result in new business initiatives being delayed or canceled and a reduction in our backlog, and could have a material adverse effect on our revenue and operating results.
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

Our focus on new growth areas for our business entails risks, including those associated with new relationships, customers, talent needs, capabilities, service offerings, and maintaining our collaborative culture and core values.
We are focused on growing our presence in our addressable markets by: expanding our relationships with existing customers, acquiring new customers by leveraging our core competencies, further developing our existing capabilities and service offerings, creating new capabilities and service offerings to address our customers' emerging needs, and undertaking business development efforts focused on identifying near-term developments and long-term trends that may pose significant challenges for our customers. These efforts entail inherent risks associated with innovation and competition from other participants in those areas, potential failure to help our customers respond to the challenges they face, our ability to comply with uncertain evolving legal standards applicable to certain service offerings, including those in the cybersecurity area, and, with respect to potential international growth, risks associated with operating in foreign jurisdictions, such as compliance with applicable foreign and U.S. laws and regulations that may impose different and, occasionally, conflicting or contradictory requirements, and the economic, legal, and political conditions in the foreign jurisdictions in which we operate, including the GDPR. See “—Implementation of and compliance with various data privacy and cybersecurity laws, regulations and standards could require significant investment into ongoing compliance activities, trigger potential liability, and limit our ability to use personal data.” As we attempt to develop new relationships, customers, capabilities, and service offerings, these efforts could harm our results of operations due to, among other things, a diversion of our focus and resources and actual costs, opportunity costs of pursuing these opportunities in lieu of others and a failure to reach a profitable return on our investments in new technologies, capabilities, and businesses, including expenses on research and development investments, and these efforts could ultimately be unsuccessful.
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
Our ability to grow our business by leveraging our operating model to efficiently and effectively deploy our people across our customer base is also largely dependent on our ability to maintain our collaborative culture. To the extent that we are unable to maintain our culture for any reason, including our effort to focus on new growth areas or acquire new businesses with different corporate cultures, we may be unable to grow our business. Any such failure could have a material adverse effect on our business and results of operations.
In addition, with the growth of our U.S. and international operations, we are providing customer services and undertaking business development efforts in numerous and disparate geographic locations both domestically and in select international locations. Our ability to effectively serve our customers is dependent upon our ability to successfully leverage our operating model across all of these and any future locations, maintain effective management controls over all of our locations to ensure, among other things, compliance with applicable laws, rules and regulations, and instill our core values in all of our personnel at each of these and any future locations. Any inability to ensure any of the foregoing could have a material adverse effect on our business and results of operations.
Changes to our operating structure, capabilities, or strategy intended to address our customers’ needs, respond to developments in our markets, and grow our business may not be successful.
We routinely review our operating structure, capabilities and strategy to determine whether we are effectively meeting the needs of customers, effectively responding to developments in our markets and successfully building platforms intended to provide the foundation to support the future growth of our business. The outcome of any such review is difficult to predict and the extent of changes to our business following such a review, if any, are dependent in part upon the nature and extent of the review.
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
We derive a substantial portion of our revenue from contracts with the U.S. government that are classified or subject to security restrictions that preclude the dissemination of certain information. In general, access to classified information, technology, facilities, or programs requires appropriate personnel security clearances, is subject to additional contract oversight and potential liability, and may also require appropriate facility clearances and other specialized infrastructure. A significant number of our employees have security clearances which preclude them from providing information regarding certain customers and services provided to such customers to other employees (or members of our board of directors) without security clearances and investors. Because we are limited in our ability to provide information about these contracts and services, the various risks associated with these contracts or services or any dispute or claims relating to such contracts or services, important information concerning our business may not be available, which may limit insight into a substantial portion of our business and reduce the ability to fully evaluate the risks related to that portion of our business.
If we cannot collect our receivables or if payment is delayed, our business may be adversely affected by our inability to generate cash flow, provide working capital, or continue our business operations.
We depend on the timely collection of our receivables to generate cash flow, provide working capital, and continue our business operations. If the U.S. or any other government or any prime contractor for whom we are a subcontractor fails to pay or delays the payment of invoices for any reason, our business and financial condition may be materially and adversely affected. The U.S. or any other government may delay or fail to pay invoices for a number of reasons, including lack of appropriated funds, lack of an approved budget, lack of revised or final settled billing rates as a result of open audit years or as a result of audit findings by government regulatory agencies. Some prime contractors for whom we are a subcontractor have significantly fewer financial resources than we do, which may increase the risk that we may not be paid in full or that payment may be delayed. In recent months, we have experienced, and may continue to experience, delays in the payment of invoices by our U.S. government customers. Should such delays become significant, there may be a material and adverse affect to our business.
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
•as a result of continued uncertainties in economic conditions and U.S. government spending (generally and/or specific agencies) and mission priorities, acquisition and investment candidates may choose to delay entering into acquisition or investment transactions;
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
•as a result of increased scrutiny by antitrust authorities and anticipated changes to mandatory filing requirements, we may announce acquisition or investment transactions that require significant time and resources to complete, are challenged by such authorities or are ultimately not fully completed due to a failure to obtain antitrust or other related regulatory approvals;
•future acquisitions and investments may require us to issue common stock, incur additional debt, or spend significant cash, resulting in dilution of ownership or additional debt leverage;
•we may have difficulty retaining an acquired company’s key employees or customers;
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
•we may assume legal or regulatory risks, particularly with respect to smaller businesses that have immature business processes and compliance programs, which may be required to comply with additional laws and regulations or to engage in remediation efforts to cause the acquired company to comply with applicable laws and regulations, and such risks may result in liabilities resulting from the acquired company’s failure to comply with applicable laws or regulations;

•acquisitions and investments may disrupt our business or distract our management from other responsibilities;
•as a result of an acquisition or investment, we may incur additional debt and we may need to record write-downs from future impairments of intangible assets, each of which could reduce our future reported earnings;
•we may not be able to effectively influence the operations of our minority investments, joint ventures or partnerships, or we may be exposed to certain liabilities if our partners do not fulfill their obligations; and
•as a result of an acquisition or investment, we may be targeted by additional cybersecurity threat actors or experience a cyber incident due to the security posture of the entity or its suppliers.
In addition, in connection with any acquisition or investment that we make, there may be liabilities that we fail to discover or that we inadequately assess, and we may fail to discover any failure of a target company to comply with applicable laws or regulations, or to have fulfilled its contractual obligations to the U.S. government or other customers. Acquired entities and investments may not operate profitably or result in improved operating performance. Additionally, we may not realize anticipated synergies, business growth opportunities, cost savings, and other benefits, which could have a material adverse effect on our business and results of operations.
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
As of March 31, 2025, the value of our goodwill was $2.4 billion. The amount of our recorded goodwill may substantially increase in the future as a result of any acquisitions that we make. We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. Impairment analysis is based on several factors requiring judgment and the use of estimates, which are inherently uncertain and based on assumptions that may prove to be inaccurate. Additionally, material changes in our financial outlook, as well as events outside of our control, such as deteriorating market conditions for companies in our industry, may indicate a potential impairment. When there is an impairment, we are required to write down the recorded amount of goodwill, which is reflected as a charge against operating income. Such non-cash impairment charges could have a material adverse effect on our results of operations in the period in which they are recognized.
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
As a U.S. government contractor, we must comply with laws and regulations relating to the formation, administration, and performance of U.S. government contracts, which affect how we do business with our customers. Such laws and regulations may potentially impose added costs on our business and our failure to comply with them may lead to civil or criminal penalties, termination of our U.S. government contracts, and/or suspension or debarment from contracting with federal agencies. Some significant laws and regulations that affect us include:
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
•laws, regulations, and executive orders regulating the handling, use, and dissemination of personally identifiable information in the course of performing a U.S. government contract, performing work for our commercial customers or running the business;
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
In addition, considerable uncertainty exists regarding potential legal and regulatory changes from the recent U.S. administration transition. The U.S. government, U.S. states and other jurisdictions in which we do business may adopt new laws, rules, and regulations from time to time that could have a material impact on our results of operations. Adverse developments in legal or regulatory proceedings on matters relating to, among other things, cost accounting practices and compliance, contract interpretations and statutes of limitations, could also result in materially adverse judgments, settlements, withheld payments, penalties, or other unfavorable outcomes.
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
We are subject to, and may become a party to, a variety of litigation or other claims and suits that arise from time to time in the ordinary course of our business. For example, our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters (such as matters involving alleged violations of civil rights, wage and hour, and worker’s compensation laws), relationships with customers and contractors, intellectual property disputes, and other business matters. Any such claims, proceedings or investigations may be time-consuming, costly, divert management resources, or otherwise have a material adverse effect on our result of operations.
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
Ongoing instability and current conflicts in global markets, including in Eastern Europe, the Middle East and Asia, and the potential for other conflicts and future terrorist activities and other recent geopolitical events throughout the world, including the ongoing conflict between Russia and Ukraine, ongoing conflicts in the Middle East, increased tensions in Asia, and trade tensions related to recent shifts in international trade policies, have created and may continue to create economic and political uncertainties and impacts that could have a material adverse effect on our business, operations and profitability. These types of matters cause uncertainty in financial markets and may significantly increase the political, economic and social instability in the geographic areas in which we operate.
In addition, in connection with the current status of international relations with Russia, particularly in light of the conflict between Russia and Ukraine, the U.S. government has imposed enhanced export controls on certain products and sanctions on certain industry sectors and parties in Russia. The U.S. government has imposed tariffs, and may impose new or increased tariffs, on certain imports from other countries. The governments of other jurisdictions in which we operate, such as the European Union and Canada, may also implement sanctions or other restrictive measures. These potential sanctions, tariffs, and export controls could adversely affect the Company and/or our supply chain, business partners, or customers.
We are subject to risks associated with operating internationally.
We have operations in select international locations and, therefore, our business operations are subject to a variety of risks associated with conducting business internationally, including:
•Changes in or interpretations of laws or policies that may adversely affect the performance of our services;
•Political instability in foreign countries and international security concerns, such as those relating to the geopolitical conflict, including the ongoing conflict between Russia and Ukraine, ongoing conflicts in the Middle East, and increased tensions in Asia, as well as trade tensions related to recent shifts in international trade policies, and potential actions or retaliatory measures taken in respect thereof;
•Imposition of inconsistent or conflicting laws or regulations;
•Reliance on the U.S. or other governments to authorize us to export products, technology, and services to customers and other business partners;
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
•Imposition of tariffs or embargoes, export controls, and other trade restrictions; and
•Financial and operational implications associated with potential commercial customer data sovereignty requirements that require hosting data and systems locally.
In addition, we are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”) and other laws that prohibit improper payments or offers of payments to foreign government officials, political parties and commercial entities for the purpose of obtaining or retaining business. We have operations and deal with governmental customers and regulators in countries known to create heightened corruption risk, including certain developing countries. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees or third parties that we work with that could implicate Booz Allen for violations of various laws including the FCPA and other anti-corruption laws. Our operations in select international locations also involve activities involving the transmittal of information, which may include personal data, which may expose us to data privacy laws in the jurisdictions in which we operate. If our data protection practices become subject to new or different restrictions, and to the extent such practices are not compliant with the laws of the countries in which we process data, we could face increased compliance expenses and face penalties for violating such laws or be excluded from those markets altogether, in which case our operations could be adversely affected. We are also subject to import-export control regulations restricting the use and dissemination of information classified for national security purposes and the export of certain products, services, and technical data, including requirements regarding any applicable licensing of our employees involved in such work. We are also subject to applicable sanctions laws, regulations, embargoes, or restrictive measures intended to prevent unauthorized transactions with prohibited persons, entities, and countries, including, those administered and enforced by the U.S. Department of Treasury’s Office of Foreign Assets Control, the Office of Financial Sanctions Implementation in the UK, and the competent authorities responsible for the administration and enforcement of Sanctions in individual EU Member States.
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
A focus on organizational conflicts of interest issues has resulted in legislation and a proposed regulation aimed at increasing organizational conflicts of interest requirements, including, among other things, separating sellers of products and providers of advisory services in major defense acquisition programs. Recently, U.S. government agencies have issued proposed regulations, which provide for and update definitions of each of the above types of conflicts of interest and provide illustrative examples of various relationships that contractors could have that would give rise to potential conflicts of interest. The resulting rule making process, as well as continuing reform initiatives in procurement practices may however result in future amendments to the FAR, increasing the restrictions in current organizational conflicts of interest regulations and rules. Similarly, organizational conflicts of interest remain an active area of bid protest litigation, increasing the likelihood that competitors may leverage such arguments in an attempt to overturn agency award decisions. To the extent that proposed and future organizational conflicts of interest laws, regulations, and rules or interpretations thereof limit our ability to successfully compete for new contracts or task orders with the U.S. government, either because of organizational conflicts of interest issues arising from our business, or because companies with which we are affiliated, or with which we otherwise conduct business, create organizational conflicts of interest issues for us, our results of operations could be materially and adversely affected.

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
Additionally, we recognize liabilities for uncertainty in income taxes when it is more likely than not that a tax position will not be sustained on examination and settlement with various taxing authorities. We regularly assess the adequacy of our uncertain tax positions and other reserves, which requires a significant amount of judgment. Although we accrue for uncertain tax positions and other reserves, the results of regulatory audits and negotiations with taxing and customs authorities may be in excess of our accruals, resulting in the payment of additional taxes, duties, penalties and interest. As a result, any final determination of tax audits or related litigation may be materially different than our current provisional amounts, which could materially affect our tax obligations and effective tax rate. For example, during fiscal year 2025, we recorded additional uncertain tax positions related to research and development credits that we have claimed, or will soon claim. Any increase to the liability we established as of March 31, 2025 for these uncertain tax positions as a result of audits by taxing authorities, changes in tax laws and regulations or otherwise relating to this, or any other, tax matter could have a material effect on our results of operations. For a description of our related accounting policies, refer to Note 2, “Summary of Significant Accounting Policies,” and Note 13, “Income Taxes,” to the consolidated financial statements.
Our U.S. government contracts may be terminated by the government at any time and may contain other provisions permitting the government to discontinue contract performance, and if lost contracts are not replaced, our operating results may differ materially and adversely from those anticipated.
U.S. government contracts contain provisions and are subject to laws and regulations that provide government customers with rights and remedies not typically found in commercial contracts. These rights and remedies allow government customers, among other things, to:
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

In connection with recent efforts by the U.S. government to reduce federal spending across federal civilian, defense, and intelligence departments and agencies, we have had, and may in the future have, certain of our contracts impacted, reduced or canceled as a result of these reviews. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors and Trends Affecting Our Results of Operations—U.S Political, Budget and Regulatory Environment” for additional disclosure regarding our business environment. If a U.S. government customer were to unexpectedly terminate, cancel, or decline to exercise an option to renew with respect to one or more of our significant contracts, or suspend or debar us from doing business with the U.S. government, we could face reputational harm and our revenue and operating results would be materially harmed.
Our work with government customers exposes us to additional risks inherent in the government contracting environment, which could reduce our revenue, disrupt our business, or otherwise materially adversely affect our results of operations.
U.S. government contractors (including their subcontractors and others with whom they do business) operate in a highly regulated environment and are routinely audited and reviewed by the U.S. government and its agencies, including the DCAA, DCMA, Department of Defense Inspector General, and others. These agencies review our performance on contracts, pricing practices, cost accounting practices, and compliance with applicable policies, laws, regulations, and standards, including applicable government cost accounting standards, as well as our contract costs, including allocated indirect costs. The DCAA audits and the DCMA reviews, among other areas, the adequacy of our internal control systems and policies, including our DFARS required business systems, which are comprised of our purchasing, property, estimating, earned value, accounting and material management and accounting systems. These internal control systems could focus on significant elements of costs, such as executive compensation. Determination of a significant internal control deficiency by a government agency could result in increased payment withholding that might adversely affect our cash flow. In particular, over time the DCMA has increased and may continue to increase the proportion of executive compensation that it deems unallowable and the size of the executive population whose compensation is disallowed, which will continue to materially and adversely affect our results of operations or financial condition including the requirement to carry an increased level of reserves. We recognize as revenue, net of reserves, executive compensation that we determine, based on management's estimates, to be allowable; management's estimates in this regard are based on a number of factors that may change over time, including executive compensation survey data, our and other government contractors' experiences with the DCAA audit practices in our industry, and relevant decisions of courts and boards of contract appeals. Any costs found to be unallowable under a contract will not be reimbursed, and any such costs already reimbursed must be refunded. Further, the amount of any such refund may exceed the provision for claimed costs, which is based on management's estimates and assumptions that are inherently uncertain and may not cover actual losses. For example, DCAA audits may result in, and have historically resulted in, the Company's inability to retain certain claimed costs, including executive and employee compensation, due to differing views of the allowability and reasonableness of such costs. As of March 31, 2025, years subsequent to the Company's fiscal year 2011 remained subject to audit and/or final resolution. As of March 31, 2025, the Company recognized a liability of $245 million for estimated adjustments to claimed costs based on its historical DCAA audit results, including the final resolution of such audits with the DCMA. Determining the provision for claimed costs is complex and subject to management's estimate of adjustments to claimed costs based on the number of years that remain open to audit and expected final resolution by U.S. government agencies. As a result, significant changes in estimates could have a material effect on the Company's results of operations. Furthermore, the disallowance of any costs previously charged could directly and negatively affect our current results of operations for the relevant prior fiscal periods, and we could be required to repay any such disallowed amounts. Each of these results could materially and adversely affect our results of operations or financial condition.
Moreover, if any of the administrative processes and business systems, some of which are currently certified as effective, are found not to comply with government imposed requirements, we may be subjected to increased government scrutiny and approval that could delay or otherwise adversely affect our ability to compete for or perform contracts or to be paid timely. Unfavorable U.S. government audit, review, or investigation results could subject us to civil or criminal penalties or administrative sanctions, require us to retroactively and prospectively adjust previously agreed to billing or pricing rates for our work, and could harm our reputation and relationships with our customers and impair our ability to be awarded new contracts, which could affect our future sales and profitability by preventing us, by operation of law or in practice, from receiving new government contracts for some period of time. In addition, if our invoicing system were found to be inadequate following an audit by the DCAA, our ability to directly invoice U.S. government payment offices could be eliminated. As a result, we would be required to submit each invoice to the DCAA for approval prior to payment, which could materially increase our accounts receivable days sales outstanding and adversely affect our cash flow. In addition, proposed regulatory changes, if adopted, would require the Department of Defense’s contracting officers to impose contractual withholding at no less than certain minimum levels based on assessments of a contractor’s business systems. If a government investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, withholding of payments, suspension of payments, fines, and suspension or debarment from doing business with the U.S. government. We could also suffer serious reputational harm if allegations of impropriety were made against us.

In addition, operation of our financial management systems, including changes to modernize and upgrade those systems, and certain changes to our cost accounting practices that we have adopted may negatively impact our profitability. In particular, the changes to our cost accounting practices required us to estimate changes in costs for certain contracts and make payments in connection with such estimates. The changes are subject to audit by the DCAA and negotiation with the DCMA, which could result in additional payments that may be material and not recoverable. To the extent we are unable to fully mitigate the costs associated with changes to our cost accounting practices as we implement the new systems, our business and financial results may be adversely affected.
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
In recent months, we have seen delays in procurements with our U.S. government customers, and these delays are expected to continue in the near term. In addition, any new contracting methods could be costly or administratively difficult for us to implement and could adversely affect our future revenue and profit margin, and changes to the procurement system could cause delays in the procurement decision-making process. Any such delays in procurements generally, changes to the U.S. government’s procurement practices or the adoption of new contracting rules or practices could impair our ability to obtain new or re-compete contracts and any such changes or increased associated costs could materially and adversely affect our results of operations.
The U.S. government may prefer small and small disadvantaged businesses; therefore, we may have fewer opportunities to bid for.
As a result of the Small Business Administration set-aside program, the U.S. government may decide to restrict certain procurements only to bidders that qualify as small or small disadvantaged businesses. As a result, we would not be eligible to perform as a prime contractor on those programs and would be restricted to a maximum of 49% of the work as a subcontractor on those programs. An increase in the amount of procurements under the Small Business Administration set-aside program may impact our ability to bid on new procurements as a prime contractor or restrict our ability to re-compete on incumbent work that is placed in the set-aside program.

Increasing scrutiny and changing expectations regarding business operations and associated practices related to matters receiving substantial scrutiny from stakeholders and governmental authorities may impose additional costs on us or expose us to new or additional risks.
There is increased scrutiny from governmental organizations, customers, employees, investors, and other stakeholders on climate change, employee empowerment, and governance issues such as workplace culture, community investment, environmental management, climate impact, and information security. The quickly evolving technological, social, legal, and political context of these issues may create conflicts, disaffection, and dissatisfaction among laws and various stakeholder expectations. We comply with various federal, state, local, and foreign legislation and regulations related to these issues and applicable to our business and operations. Stakeholders may have expectations that conflict or do not align with our understanding of these laws, our strategies, or the expectations of the U.S. government. We have expended and may further expend resources to monitor, report on and adopt policies and practices that we believe will improve alignment with our evolving strategy and goals regarding these issues and related standards and expectations of legal regimes and stakeholders such as customers, investors, stockholders, raters, employees, and business partners. If our related practices, including our goals for environmental sustainability, and information security, do not meet evolving rules and regulations or stakeholder expectations and standards (or if we are viewed negatively based on positions we do or do not take or work we do or do not perform or cannot publicly disclose for certain customers and industries), then our reputation, ability to attract or retain leading experts, employees and other professionals, and ability to attract new business and customers could be negatively impacted, as could our attractiveness as an investment, service provider, employer, or business partner. Similarly, our failure or perceived failure with respect to these issues in our efforts to execute our related strategies and achieve our current or future goals, targets and objectives, or to satisfy various reporting standards within the timelines expected by stakeholders could also result in similar negative impacts. Organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to many of these issues, and unfavorable ratings of our associated efforts may lead to negative investor sentiment, diversion of investment to other companies, and difficulty in hiring skilled employees.
Our business is subject to disruption caused by physical or transition risks that could adversely affect our results of operations or financial condition.
We have significant operations located in regions that have been, and may in the future be, subject to a variety of physical risks related to changing weather patterns (including rising temperatures and sea levels, extreme heat, and other severe weather events), natural disasters (including hurricanes, typhoons, tsunamis, floods, earthquakes, fires or wildfires, water shortages and prolonged drought), or pandemics, epidemics and similar disease outbreaks. Such events could disrupt our operations or those of our customers and suppliers, including the inability of employees to work, destruction of facilities, loss of life, and adverse effects on supply chains (including materials shortages), power, infrastructure, and the integrity of information technology systems, all of which could materially increase our costs and expenses, delay or decrease revenue from our customers, and disrupt our ability to maintain business continuity. We could incur significant costs to improve the resiliency of our infrastructure and otherwise prepare for, respond to, and mitigate the effects of changing weather patterns, as well as increased compliance and operational costs and transition risks due to changes in future federal, state, local and foreign legislation and regulations applicable to our business or decisions we make to conduct or change our activities in response to considerations relating to changing weather patterns. Additionally, if insurance or other risk transfer mechanisms are unavailable or insufficient to recover all costs or if we experience a significant disruption to our business due to changing weather patterns, natural disasters, or disease outbreaks, our results of operations or financial condition could be adversely affected.
Risks Related to Our Indebtedness
We have substantial indebtedness and may incur substantial additional indebtedness, which could adversely affect our financial health and our ability to obtain financing in the future as well as to react to changes in our business.
As of March 31, 2025, we had total indebtedness of approximately $4.0 billion and $1.0 billion of availability under our revolving credit facility (the “Revolving Credit Facility”). We are able to, and may, incur additional indebtedness in the future, subject to the limitations contained in the agreements governing our indebtedness. Our substantial indebtedness could have important consequences to holders of our common stock, including:
▪making it more difficult for us to satisfy our obligations with respect to our Senior Credit Facility, our outstanding senior notes, and our other debt;
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
Although the Senior Credit Facility and the indentures governing our $700 million in aggregate principal amount of 3.875% senior notes due 2028 and our $500 million in aggregate principal amount of 4.000% senior notes due 2029 contain restrictions on the incurrence of additional indebtedness, and the indentures governing our $650 million in aggregate principal amount of 5.950% senior notes due 2033 and our $650 million in aggregate principal amount of 5.950% senior notes due 2035 contain restrictions on the incurrence of additional liens, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. In addition, the Revolving Credit Facility provides for commitments of $1.0 billion, which as of March 31, 2025, had availability of $999 million. Additionally, the used portion as it pertains to open standby letters of credit and bank guarantees totaled approximately $1 million. Furthermore, subject to specified conditions, without the consent of the then-existing lenders (but subject to the receipt of commitments), the indebtedness under the Senior Credit Facility may be increased by up to $500 million. If new debt is added to our current debt levels, the related risks that we and the guarantors now face would increase and we may not be able to meet all our debt obligations, including the repayment of our outstanding senior notes.
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
If we cannot make scheduled payments on our debt, we would be in default and the following events could occur: lenders under our Senior Credit Facility and holders of our outstanding senior notes could declare all outstanding principal and interest to be due and payable; and lenders under the Revolving Credit Facility could terminate their commitments to provide loans. All of these events could force us into bankruptcy or liquidation and result in investors' losing some or all of the value of their investment.
The terms of the agreements governing our indebtedness restrict our current and future operations, particularly our ability to respond to changes or to take certain actions, which could harm our long-term interests.
The Senior Credit Facility and the indentures governing our outstanding senior notes contain covenants that, among other things, impose significant operating and financial restrictions on us and limit our ability to engage in actions that may be in our long-term best interest, including restrictions on our ability to:
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
Based on the $1.5 billion term loan facility (“Term Loan A”) outstanding as of March 31, 2025 and assuming all revolving loans are fully drawn, and after considering interest rate swaps that fix the interest rate on $550 million of principal of our variable-rate debt each quarter point change in interest rates would result in a $2 million change in our projected annual interest expense on our indebtedness under the Senior Credit Facility. We have entered into interest rate swaps and may in the future enter into additional interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce future interest rate volatility of our variable rate indebtedness. However, due to risks for hedging gains and losses and cash settlement costs, we may not elect to maintain such interest rate swaps, and any swaps may not fully mitigate our interest rate risk.
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
The operations of Booz Allen Holding are conducted almost entirely through its subsidiaries and its ability to generate cash to meet its debt service obligations or to pay dividends is highly dependent on the earnings and receipt of funds from its subsidiaries via dividends or intercompany loans. Further, the Senior Credit Facility and indentures governing our outstanding senior notes significantly restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock.
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
Item 1B.    Unresolved Staff Comments.
None.
Item 1C.    Cybersecurity.
As one of the world’s largest cybersecurity solution providers, we routinely defend against advanced persistent threats both internally and for our customers. Our cybersecurity risk management program is an integral part of our overall Enterprise Risk Management (“ERM”) program, and is designed to assess, identify, manage and mitigate internal and external cybersecurity risks, threats and incidents.
Risk Management and Strategy
Cybersecurity oversight is embedded in our ERM Steering Committee, chaired by the Chief Operating Officer and including senior executives such as the Chief Information Security Officer (“CISO”) and Chief Information Officer (“CIO”). This committee is responsible for:
•Identifying, assessing, and managing cybersecurity risks within the broader ERM framework;
•Aligning cybersecurity risk management priorities and strategies with business objectives;
•Monitoring periodic internal and third-party assessments, threat simulations, and security exercises to evaluate cybersecurity defenses; and
•Addressing identified vulnerabilities through mitigation efforts and risk response strategies.
See “Item 1C. Cybersecurity—Governance—Management’s Responsibilities” below for additional information regarding our cybersecurity risk management program.
Governance
Management's Responsibilities
Our cybersecurity risk management program is led by our CISO, who is responsible for our information security strategy, policies, compliance, security architecture and engineering, security operations, and cybersecurity threat detection and response. Our CISO, a Certified Information Systems Security Professional (“CISSP”), has over 20 years of information security and program management experience and has served as the CISO for several large-scale enterprises in the U.S. government services industry, commercial organizations, and not-for-profit organizations.
As a government contractor, we are required to comply with extensive regulations and standards, including but not limited to, cybersecurity regulations and standards and the requirements of the DFARS. Additionally, our cybersecurity risk management program is guided by the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. Our policies and implemented controls have been assessed by external organizations, including industry partners and the federal government. We work closely with our subcontractors and suppliers to identify and manage cybersecurity risks and, as appropriate, require them to comply with applicable laws and regulations. These contractual requirements include the requirement that our subcontractors implement certain security controls, and that our subcontractors self-report the status of their implementation of these controls to the U.S. government.
To manage cybersecurity risk introduced from our supply chain, depending on the nature of a supplier's work and the sensitivity of our and our customers’ information provided to the supplier, we also require suppliers to complete our security questionnaire and provide evidence of security accreditations, and we evaluate supplier compliance with security requirements using internal and third-party resources.
Our CISO also leads our Cyber Fusion Center (“CFC”), whose function is, pursuant to our Cyber Incident Response Plan, to stay apprised of existing and emerging cybersecurity threats and monitor our information systems to proactively identify, protect against, and mitigate cybersecurity threats. The CFC uses intelligence collected from various sources, fused with intelligence collected from analysis and response actions, to proactively search for and address adversary activity against our information systems. The CFC possesses in-depth knowledge of network, endpoint, perimeter security systems, identity-based vulnerabilities, data protection, threat intelligence, forensics, penetration testing, and malware reverse engineering, as well as the functioning of specific applications or underlying information systems infrastructure. The CFC partners with a third party managed systems security provider (“MSSP”) to augment 24x7 cyber incident monitoring.

The Cyber Incident Response Team (“CIRT”) is responsible for the incident response process and provides direction and guidance to users of our information systems when responding to cybersecurity incidents. The CIRT also provides intrusion monitoring of networks and information systems, and performs triage and analysis of events to identify and respond to potential incidents, including potential incidents occurring on third-party systems. The CIRT categorizes anomalous cybersecurity events into discrete levels in which cybersecurity events are escalated to appropriate levels of management, as well as our Crisis Management Team, Cyber Incident Materiality Committee, Audit Committee, and Board, based on the severity of the incident. While typical cybersecurity management and incident response is provided by internal resources, we have arrangements with certain third parties whom we can engage if additional support or resources are required.
Board of Directors’ Roles and Responsibilities
The Board oversees the Company’s risk management processes, including those relevant to cybersecurity risks, and the Audit Committee provides focused governance of cybersecurity, ensuring that cybersecurity threats, vulnerabilities, and incident response measures are continuously assessed and managed. The Audit Committee receives regular briefings from the CISO on risks related to internal systems, third-party relationships, and emerging cybersecurity threats. The Audit Committee provides updates to the Board on significant cybersecurity risks and the Company’s mitigation strategies.
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
Item 2.    Properties.
We do not own any facilities or real estate. Our corporate headquarters is located at 8283 Greensboro Drive, McLean, Virginia 22102. We lease other operating offices and facilities throughout North America, and a limited number of overseas locations. Our principal offices outside of McLean, Virginia include: Annapolis Junction, Maryland; Washington, D.C.; Chantilly, Virginia; Laurel, Maryland; Panama City Beach, Florida; Arlington, Virginia; Bethesda, Maryland; Alexandria, Virginia; and Colorado Springs, Colorado. We have a number of Sensitive Compartmented Information Facilities, which are enclosed areas within buildings that are used to perform classified work for the U.S. Intelligence Community. Many of our employees are located in facilities provided by the U.S. government. The total square footage of our leased offices and facilities is approximately 2 million square feet. We believe our facilities meet our current needs.
Item 3.    Legal Proceedings.
The Company is involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with customers and contractors, intellectual property disputes, compliance with various laws and regulations, and other business matters. We have provided information about these legal proceedings and investigations in Note 19, “Commitments and Contingencies,” to the consolidated financial statements contained within this Annual Report on Form 10-K. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of both March 31, 2025 and March 31, 2024, there were no material amounts accrued in the consolidated financial statements related to these proceedings.
Item 4.    Mine Safety Disclosures.
None.

Information about our Executive Officers.
The following table sets forth information about our executive officers as of the date hereof:

Name	Age	Position
Horacio D. Rozanski	57	Chairman, Chief Executive Officer and President
Matthew A. Calderone	53	Executive Vice President and Chief Financial Officer
Kristine Martin Anderson	56	Executive Vice President and Chief Operating Officer
Richard Crowe	57	Executive Vice President
Andrea Inserra	55	Executive Vice President
Thomas Pfeifer	65	Executive Vice President
Nancy J. Laben(1)	63	Executive Vice President and Chief Legal Officer
Judith Dotson(2)	61	Executive Vice President
Dennis Metzfield	45	Vice President, Controller and Chief Accounting Officer
(1) Ms. Laben is currently taking a personal leave of absence.
(2)As previously disclosed, Ms. Dotson will retire from the Company on June 30, 2025.
Horacio D. Rozanski is our Chairman, Chief Executive Officer and President. A respected business leader, Mr. Rozanski led the transformation of the Company into an advanced technology provider. He joined Booz Allen in 1992 as a consultant to commercial customers, was elected Vice President in 1999, and served as our Chief Personnel Officer, Chief Strategy and Talent Officer, Chief Operating Officer, and President before becoming Chief Executive Officer in 2015. Mr. Rozanski became Chairman of our Board of Directors in July 2024. Mr. Rozanski currently serves as Chairman of the board of directors for Children’s National Hospital and is a member of the board of directors at Marriott International, Inc. (NASDAQ: MAR). He is also a member of the Business Roundtable, the Economic Club of Washington, D.C, and the United States Holocaust Memorial Museum’s Committee on Conscience, and Vice Chair of the Kennedy Center Corporate Fund Board.
Matthew A. Calderone is an Executive Vice President at Booz Allen and our Chief Financial Officer. Mr. Calderone joined Booz Allen in 1999, and has held a variety of leadership roles in finance and strategy over the last decade. Prior to becoming Chief Financial Officer in October 2022, Mr. Calderone served as our Chief Strategy Officer, during which he led M&A activity, long-term financial strategy, and the development and rollout of VoLT, Booz Allen’s growth strategy. From 2016 to 2020, Mr. Calderone led the Company’s strategic finance and Forecasting, Planning and Analysis (FP&A) functions. In addition, in 2014, Mr. Calderone built the Company’s corporate development team. He is also a member of the Board of Directors for the Boys and Girls Clubs of Greater Washington.
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
Richard Crowe is an Executive Vice President at Booz Allen and President for the Company's Civil sector. Mr. Crowe joined Booz Allen in 2004 and prior to becoming President for the Company's Civil sector in June 2022, was the Company's Chief Growth Officer from April 2021 to May 2022, where he built a best-in-class business development organization aligned to the Company's business strategy and growth. Prior to that role, Mr. Crowe led the Company's Health business from 2018 to 2021. Mr. Crowe has more than 30 years of strategy development and technology delivery experience. Prior to joining Booz Allen, Mr. Crowe was the chief technical officer at PlasmaSol Corp.
Andrea Inserra is an Executive Vice President at Booz Allen and President for the Company's Global Defense sector. Prior to becoming President for the Company's Global Defense sector in April 2025, Ms. Inserra served as an Executive Vice President and market leader for Booz Allen’s aerospace business, serving customers in the U.S. Air Force, Space Force, and NASA. Ms. Inserra has over 26 years of experience at Booz Allen, and previously led the operations and strategy team for Booz Allen’s defense and commercial businesses and was a leader in our military and civil health businesses. Ms. Inserra serves on the board of directors for the Armed Services YMCA and Haskell. Previously, Ms. Inserra served on the boards of the Association of Military Surgeons of the United States and the Catholic University of America School of Engineering.

Thomas Pfeifer is an Executive Vice President at Booz Allen and President for the Company's National Security sector. Mr. Pfeifer joined Booz Allen in 1989 and has over 40 years of industry experience. Prior to becoming President for the Company's National Security sector in August 2022, Mr. Pfeifer led several business units focused on defense military intelligence, space, national agencies, the Air Force, and NASA, where he focused on evolving the businesses closer to the mission. Mr. Pfeifer holds a master’s degree in computer systems management and a bachelor’s degree in economics, both from the University of Maryland. He is a member of the Institute of Navigation (ION), the Institute of Electrical and Electronic Engineering (IEEE) Computer Society, the American Society for Quality (ASQ), and the Armed Forces Communications and Electronics Association (AFCEA).
Nancy J. Laben is an Executive Vice President at Booz Allen and our Chief Legal Officer. She also served as the Secretary of the Company until August 2019. Ms. Laben joined Booz Allen in September 2013. She oversees the Legal, Ethics & Compliance, and Reputation and Impact functions of the Company. Before joining our Company, Ms. Laben served as General Counsel of AECOM Technology Corporation from 2010 to 2013, where she was responsible for all legal support. Prior to joining AECOM Technology Corporation, Ms. Laben served as Deputy General Counsel at Accenture plc beginning in 1989. Prior to joining Accenture, Ms. Laben served in the law department at IBM Corporation.
Judith Dotson is an Executive Vice President at Booz Allen. Ms. Dotson joined Booz Allen in 1989 and became a Senior Vice President in 2004. Ms. Dotson led the Company's Finance, Economic Development, and Energy business from 2014 to 2017, the Joint Combatant Command business from 2017 to 2020, and she served as President for the Company’s National Security sector from 2020 to July 2022. Prior to her current role, Ms. Dotson served as an Executive Vice President and President for the Company's Global Defense sector from August 2022 to March 2025. Previously, she led the Company's Enterprise Integration Capability Development Team, the Defense System Development Capability Team, and the Environment & Energy Technology Team. Ms. Dotson previously served on the board of directors for the Nature Generation, a not-for-profit that inspires and empowers environmental stewardship in youth.
Dennis Metzfield is a Vice President at Booz Allen and our Controller and Chief Accounting Officer since February 2025. Mr. Metzfield joined the Company in November 2024 as Vice President and Controller. Prior to joining the Company, he spent 7 years at Huntington Ingalls Industries (NYSE: HII), where he most recently served as the Corporate Assistant Controller. Prior to joining Huntington Ingalls Industries, Mr. Metzfield served as a Senior Manager in Deloitte’s accounting advisory practice.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Class A Common Stock began trading on the New York Stock Exchange on November 17, 2010. On May 16, 2025, there were 348,833 beneficial holders of our Class A Common Stock. Our Class A Common Stock is listed on the New York Stock Exchange under the ticker symbol “BAH”.
Dividends
The Company plans to continue paying recurring dividends in the future and assessing its excess cash resources to determine the best way to utilize its excess cash flow to meet its objectives. Any future dividends declared will be at the discretion of the Board of Directors and will depend, among other factors, upon our earnings, liquidity, financial condition, alternate capital allocation opportunities, or any other factors the Board of Directors deems relevant. On May 23, 2025, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.55 per share. Payment of the dividend will be made on June 27, 2025 to stockholders of record at the close of business on June 11, 2025.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table presents the share repurchase activity for each of the three months in the quarter ended March 31, 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
January 2025	470,106	$130.35	460,189	$995
February 2025	1,774,220	$118.36	1,774,220	$785
March 2025	518,148	$106.80	371,475	$745
Total	2,762,474		2,605,884
(1)The total number of shares purchased includes shares surrendered to satisfy minimum statutory tax withholding obligations related to the vesting of stock awards.
(2)On December 12, 2011, the Board of Directors initially approved a share repurchase program, which was subsequently increased from time to time, and most recently increased by $500 million to $3,585 million on January 28, 2025. As of March 31, 2025, the Company had approximately $745 million remaining under the repurchase program. A special committee of the Board of Directors was appointed to evaluate market conditions and other relevant factors and initiate repurchases under the program from time to time. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice.
Use of Proceeds from Registered Securities
None.

Performance
The graph set forth below compares the cumulative stockholder return on our Class A Common Stock between March 31, 2020 and March 31, 2025, to the cumulative return of (i) the Russell 1000 Index and (ii) S&P Software & Services Select Industry Index over the same period. The Russell 1000 and S&P Software & Services Select Industry Indices represent comparator groups for relative cumulative return performance to Booz Allen Hamilton. This graph assumes an initial investment of $100 on March 31, 2020 in our Class A Common Stock, the Russell 1000 Index, and the S&P Software & Services Select Industry Index and assumes the reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

300
250
200
150
100
Dollars
03/31/2020
03/31/2021
03/31/2022
03/31/2023
03/31/2024
03/31/2025
Booz Allen Hamilton Holding Corporation
Russell 1000 Index
S&P Software & Services Select Industry Index

ASSUMES $100 INVESTED ON MARCH 31, 2020
ASSUMES DIVIDEND REINVESTED

Company/Market/Peer Group	3/31/2020	3/31/2021	3/31/2022	3/31/2023	3/31/2024	3/31/2025
Booz Allen Hamilton Holding Corp.	$100.00	$119.14	$132.39	$142.31	$231.41	$165.46
Russell 1000 Index	$100.00	$160.59	$181.90	$166.63	$216.40	$233.32
S&P Software & Services Select Industry Index	$100.00	$192.44	$180.81	$151.73	$192.30	$197.91
This performance graph and other information furnished under this Part II Item 5 of this Annual Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.
Item 6.    Reserved.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, and liquidity and capital resources. You should read this discussion in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Annual Report, and Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended March 31, 2024, which provides additional information on comparisons of fiscal 2024 and 2023.
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
Overview
Trusted to transform missions with the power of tomorrow’s technologies, Booz Allen advances the nation’s most critical civil, defense, and national security priorities. As an advanced technology company, we build technology solutions using AI, cyber, and other cutting-edge technologies to advance and protect the nation and its citizens. By focusing on outcomes, we enable our people and customers to transform missions for the nation.
Our approximately 35,800 employees support critical missions for a diverse base of federal government customers, including nearly all of the U.S. government's cabinet-level departments, as well as for commercial customers, both domestically and in select international locations. Our work is designed to protect soldiers in combat, secure our national infrastructure, enable enhanced digital services, and improve government efficiency to achieve better outcomes. Drawing on our deep expertise and leading position as a cybersecurity provider, we bring advanced tradecraft to commercial customers across industries, including financial services, health and life sciences, energy, and technology.
Financial and Other Highlights
During fiscal 2025, the Company generated year over year revenue growth of 12%, primarily driven by strong demand for our solutions, outcomes, and services, as well as an increase in headcount to meet that demand, and higher billable expenses. In addition, revenue was positively impacted by $122 million representing the reduction to our provision for claimed costs recorded during the second quarter of fiscal 2025 (as compared to $18 million in the second quarter of fiscal 2024). See Note 19, “Commitments and Contingencies,” within this Annual Report on Form 10-K for further information.
Operating income increased 35% to $1,370 million in fiscal 2025 from $1,014 million in fiscal 2024, which reflects an increase in operating margin to 11% from 10% in the comparable year. Operating income was driven by the same drivers benefiting revenue growth, as well as ongoing cost management efforts. Margins were impacted by a decrease in general and administrative expenses resulting from $115 million in insurance recoveries from claims related to the Company’s fiscal 2024 settlement as described in Note 19, “Commitments and Contingencies,” within this Annual Report on Form 10-K.
Non-GAAP Measures
We publicly disclose certain non-GAAP financial measurements, including Revenue, Excluding Billable Expenses, EBITDA and Adjusted EBITDA, because management uses these measures for business planning purposes, including to manage our business against internal projected results of operations and measure our performance. We view Adjusted EBITDA as a measure of our core operating business, which excludes the impact of the items detailed below, as these items are generally not operational in nature. These non-GAAP measures also provide another basis for comparing period to period results by excluding potential differences caused by non-operational and unusual or non-recurring items. In addition, we use Revenue, Excluding Billable Expenses because it provides management useful information about the Company's operating performance by excluding the impact of costs such as subcontractor expenses, travel expenses, and other non-labor expenses incurred to perform on contracts. Billable expenses generally have lower margin and thus are less indicative of our profit generation capacity. Management believes this metric provides useful information about our business. These supplemental performance measurements may vary from and may not be comparable to similarly titled measures by other companies in our industry. Revenue, Excluding Billable Expenses, EBITDA and Adjusted EBITDA are not recognized measurements under accounting principles generally accepted in the United States (“GAAP”) and when analyzing our performance, investors should (i) evaluate each adjustment in our reconciliation of revenue to Revenue, Excluding Billable Expenses, net income to EBITDA and Adjusted EBITDA, and (ii) use Revenue, Excluding Billable Expenses, EBITDA and Adjusted EBITDA in addition to, and not as an alternative to, revenue and net income, as measures of operating results, each as defined under GAAP. We have defined the aforementioned non-GAAP measures as follows:
•Revenue, Excluding Billable Expenses represents revenue less billable expenses.

•EBITDA represents net income attributable to common stockholders before income taxes, net interest expense, net and other income (expense), net, and depreciation and amortization.
•Adjusted EBITDA represents net income attributable to common stockholders before income taxes, net interest, net and other income (expense), net, and depreciation and amortization and before certain other items, including the change in provision for claimed costs for historical rate years, acquisition and divestiture costs, financing transaction costs, DC tax assessment adjustment, the reserve associated with the U.S. Department of Justice (the “DOJ”) investigation disclosed in Note 20, “Commitments and Contingencies,” to the consolidated financial statements contained within our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 and the insurance recoveries related to the settlement of that matter. The Company prepares Adjusted EBITDA to eliminate the impact of items it does not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary or non-recurring nature or because they result from an event of a similar nature.
Below is a reconciliation of our most directly comparable GAAP measures to our non-GAAP measures, Revenue to Revenue, Excluding Billable Expenses and Net income to EBITDA and Adjusted EBITDA, calculated and presented in accordance with GAAP:

	Fiscal Year Ended March 31,
(Amounts in millions)	2025	2024	2023
	(Unaudited)
Revenue, Excluding Billable Expenses
Revenue	$11,980	$10,662	$9,259
Less: Billable expenses	3,780	3,282	2,809
Revenue, Excluding Billable Expenses*	$8,200	$7,380	$6,450

EBITDA and Adjusted EBITDA
Net income attributable to common stockholders	$935	$606	$272
Income tax expense	284	248	97
Interest expense, net and other income (expense), net (a)	151	160	79
Depreciation and amortization	165	164	165
EBITDA	1,535	1,178	613
Change in provision for claimed costs (b)	(113)	(18)	—
Acquisition and divestiture costs (c)	8	7	44
Financing transaction costs (d)	—	1	7
DC tax assessment adjustment (e)	—	(20)	—
Legal matter reserve (f)	—	27	350
Insurance recoveries (g)	(115)	—	—
Adjusted EBITDA	$1,315	$1,175	$1,014
* Revenue, Excluding Billable Expenses includes $113 million of revenue and $18 million revenue for fiscal 2025 and 2024 respectively, resulting from the reduction to our provision for claimed costs (see note (b) below).
(a) Reflects the combination of Interest expense, net and Other income (expense), net from the consolidated statement of operations.
(b) Represents the reduction to our provision for claimed costs for years prior to fiscal 2025 recorded during the second quarters of fiscal 2025 and 2024, which resulted in a corresponding increase to revenue, as a result of the Defense Contract Audit Agency's findings related to its audits of our claimed costs for multiple fiscal years. See Note 19, “Commitments and Contingencies,” to the consolidated financial statements contained within this Annual Report on Form 10-K for further information.
(c) Represents costs associated with the acquisition efforts of the Company related to transactions for which the Company has submitted a letter of intent to acquire a controlling financial interest in the target entity. Transactions primarily include the acquisitions of EverWatch Corp. (“EverWatch”) in fiscal 2023 and PAR Government Systems Corporation (“PGSC”) in fiscal 2025. See Note 5, “Acquisitions and Divestitures,” to the consolidated financial statements contained within this Annual Report on Form 10-K for further information.
(d) Reflects expenses associated with debt financing activities incurred during the second quarters of fiscal 2024 and 2023.

(e) Reflects the impact (specifically the revenue from recoverable expenses) of the Company's unfavorable ruling from the District of Columbia Court of Appeals related to contested tax assessments from the District of Columbia Office of Tax and Revenue (“DC OTR”). See Note 13, “Income Taxes,” to the consolidated financial statements contained within the Annual Report on Form 10-K for the fiscal year ended March 31, 2024 for further information.
(f) Reserve associated with the U.S. Department of Justice's investigation of the Company. See Note 20, “Commitments and Contingencies,” to the consolidated financial statements contained within the Annual Report on Form 10-K for the fiscal year ended March 31, 2024 for further information.
(g) Reflects insurance recoveries from claims related to the Company’s fiscal 2024 settlement as described in Note 19, “Commitments and Contingencies,” to the consolidated financial statements contained within this Annual Report on Form 10-K.
Factors and Trends Affecting Our Results of Operations
Our results of operations have been, and we expect them to continue to be, affected by the following factors, which may cause our future results of operations to differ from our historical results of operations discussed under “—Results of Operations.”
U.S. Political, Budget and Regulatory Environment
The U.S. continues to face an uncertain and evolving political, budget and regulatory environment, and we expect this uncertainty will continue. Our business performance is affected by the overall level of U.S. government spending and the alignment of our offerings and capabilities with the spending priorities of the U.S. government.
The U.S. government is driving changes in the structure and priorities of U.S. government agencies and the U.S. government is currently in the process of reviewing spending across U.S. government agencies to ensure it aligns with the new administration’s priorities of maximizing governmental efficiency and productivity. We have been, and will continue to be, subject to these reviews, and we have had, and may in the future have, certain of our contracts impacted, reduced or canceled as a result of these reviews. We have also experienced price adjustments and renegotiations prior to option exercise of certain of our contracts as a result of these reviews and may in the future continue to experience such adjustments. Further, we are, and may in the future be, subject to customer mandates to formulate additional methods by which to achieve efficiencies in providing our services, and we remain in ongoing discussions with various U.S. government departments and agencies in relation to cost reductions and other potential contract modifications. There can be no assurance that these reviews will not ultimately have a material adverse impact on our business and financial performance. There has been a marked increase in negative publicity regarding government contractors (including the Company) in connection with the U.S. government’s efforts to improve efficiency and reduce costs, which could harm our reputation and could have a material impact on our business, results of operations and financial condition.
The new U.S. government administration is putting in place a number of Executive Orders and actions that have and could continue to affect our business. U.S. government agencies are also undertaking their own independent reviews of their contract portfolios and reviewing future procurements in response to recent Executive Orders focused on efficiency in government procurement. At the same time that the scrutiny is increasing, there have been reductions in personnel at U.S. government agencies with which we do business. These reductions in personnel, along with the changing political and regulatory environment, has led to a slower procurement environment, with delays in the granting of new contract awards, delays in the processing of payments by government payment offices, as well as increased processing times for security clearances and other governmental consents, each of which could result in negative impacts to our business and financial performance.
The President has issued two specific Executive Orders that may cause future changes, the impact of which remains uncertain, that are intended to (i) simplify and accelerate the procurement process through a review and restructuring of the Federal Acquisition Regulation (FAR), and its supplements and (ii) modernize defense acquisitions by promoting commercial solutions, innovative acquisition authorities, and other existing streamlined processes. While the impact of these reforms on our business is uncertain, they could potentially lead to changes in the way we interact with the U.S. government. If certain commercial preferences are narrowly defined, these reforms could introduce new barriers that reduce the likelihood of direct award to companies such as Booz Allen.
On March 15, 2025, the President signed into law the Full-Year Continuing Appropriations and Extensions Act, 2025 (the “2025 Appropriations Act”), which funds the U.S. government under a continuing resolution through September 30, 2025, its fiscal year end. In total, the fiscal year 2025 continuing resolution funding is roughly equivalent to the U.S. government’s fiscal year 2024 funding with a few anomalies and other smaller shifts in funding between appropriations titles. The 2025 Appropriations Act increases the Department of Defense’s fiscal year 2025 base budget, while reducing nondefense spending. Unlike other continuing resulting funding measures, the 2025 Appropriations Act provides the Department of Defense conditional authority to permit new program starts, as long as they were included in the fiscal year 2025 House or Senate appropriation bills, furthering the flexibility of the Department of Defense operating under a continuing resolution.

In January 2025, the Federal debt ceiling was reached, and the U.S. Department of the Treasury is operating under “extraordinary measures” to service debt obligations of the U.S. government. The Treasury has not yet indicated when those measures will be exhausted, but it is expected that the date of potential U.S. government default will be sometime during the summer of 2025. Before that time, Congress will need to pass, and the President will need to sign, legislation that would extend or eliminate the debt limit. Failure to do so, or any agreement to raise the ceiling that significantly reduces future funding, could lead to negative impacts on our business.
See “Item 1A. Risk Factors—Industry and Economic Risks and —Legal and Regulatory Risks” for additional discussion of risks to the company related to our industry and the political, budget and regulatory environment.
Sources of Revenue
Substantially all of our revenue is derived from services provided under contracts and task orders with the U.S. government, primarily by our customer staff and, to a lesser extent, our subcontractors. Funding for our contracts and task orders is generally linked to trends in budgets and spending across various U.S. government agencies and departments. We provide services under a large portfolio of contracts and contract vehicles to a broad customer base, and we believe that our diversified contract and customer base lessens potential volatility in our business; however, a reduction in the amount of services that we are contracted to provide to the U.S. government or any of our significant non-U.S. government customers could have a material adverse effect on our business and results of operations. In particular, the Department of Defense is one of our significant customers, and the Bipartisan Budget Control Act of 2011 (“BCA”) originally required nine automatic spending cuts (referred to as “sequestration”) of $109 billion annually from 2013 to 2021, half of which was intended to come from defense programs, though less than $1.0 billion has been cut for defense programs per year under the BCA. Mandatory sequestrations under the BCA were subsequently extended by the Bipartisan Budget Acts of 2013, 2015, 2018 and 2019, the Military Retired Pay Restoration Act, the CARES Act and the Infrastructure Investment and Jobs Act. The extension of the mandatory sequestration applies an 8.3% reduction in defense spending in each year from 2021 through 2031. This could result in a commensurate reduction in the amount of services that we are contracted to provide to the Department of Defense and could have a material adverse effect on our business and results of operations, and given the uncertainty of when and how these automatic reductions required by the BCA may return and/or be applied, we are unable to predict the nature or magnitude of the potential adverse effect.
Contract Types
We generate revenue under the following three basic types of contracts:
•Cost-Reimbursable Contracts. Cost-reimbursable contracts provide for the payment of allowable costs incurred during performance of the contract, up to a ceiling based on the amount that has been funded, plus a fixed fee or award fee. As we increase or decrease our spending on allowable costs, our revenue generated on cost-reimbursable contracts will increase, up to the ceiling and funded amounts, or decrease, respectively. We generate revenue under two general types of cost-reimbursable contracts: cost-plus-fixed-fee and cost-plus-award-fee, both of which reimburse allowable costs and provide for a fee. The fee under each type of cost-reimbursable contract is generally payable upon completion of services in accordance with the terms of the contract. Cost-plus-fixed-fee contracts offer no opportunity for payment beyond the fixed fee. Cost-plus-award-fee contracts also provide for an award fee that varies within specified limits based upon the customer’s assessment of our performance against a predetermined set of criteria, such as targets for factors like cost, quality, schedule, and performance.
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

The table below presents the percentage of total revenue for each type of contract for the respective periods shown:

	Fiscal Year Ended March 31,
	2025	2024	2023
Cost-reimbursable	57%	55%	53%
Time-and-materials	23%	24%	25%
Fixed-price	20%	21%	22%
Contract Diversity and Revenue Mix
We provide services to our customers through a large number of single award contracts, contract vehicles, and multiple award contract vehicles. Most of our revenue is generated under indefinite delivery/indefinite quantity (“IDIQ”) contract vehicles, which include multiple award government wide acquisition contract vehicles (“GWACs”) and General Services Administration (“GSA”) Multiple Award Schedule Contracts (“GSA schedules”) and certain single award contracts. GWACs and GSA schedules are available to all U.S. government agencies. Any number of contractors typically compete under multiple award IDIQ contract vehicles for task orders to provide particular services, and we earn revenue under these contract vehicles only to the extent that we are successful in the bidding process for task orders. No single task order under any IDIQ contract represented more than 4% of our revenue in fiscal 2025. No single definite contract accounted for more than 1% of our revenue in fiscal 2025.
We generate revenue under our contracts and task orders through our provision of services as both a prime contractor and a subcontractor, as well as from the provision of services by subcontractors under contracts and task orders for which we act as the prime contractor. For each of fiscal 2025, 2024, and 2023, 95% of our revenue was generated by contracts and task orders for which we served as the prime contractor; 5% of our revenue was generated by contracts and task orders for which we served as a subcontractor; and 25% of our revenue was generated by services provided by our subcontractors. The mix of these types of revenue affects our operating margin. Substantially all of our operating margin is derived from direct customer staff labor as the portion of our operating margin derived from fees we earn on services provided by our subcontractors is not significant.
Contract Backlog
We define backlog to include the following three components:
•Funded Backlog. Funded backlog represents the value of orders for services under existing contracts for which funding is appropriated or otherwise authorized less revenue previously recognized on these contracts.
•Unfunded Backlog. Unfunded backlog represents the value of orders (including optional orders) for services under existing contracts for which funding has not been appropriated or otherwise authorized.
•Priced Options. Priced contract options represent 100% of the value of all future contract option periods under existing contracts that may be exercised at our customers’ option and for which funding has not been appropriated or otherwise authorized.
Our backlog does not include contracts that have been awarded but are currently under protest and also does not include any task orders under IDIQ contracts, General Services Administration Schedule or other master agreement contract vehicles, except to the extent that task orders have been awarded to us under those contracts.
The following table summarizes the value of our contract backlog as of the respective periods shown:

	Fiscal Year Ended March 31,
	2025	2024
Backlog: (1) (2)	(In millions)
Funded	$4,421	$4,187
Unfunded	8,804	8,393
Priced options	23,802	19,533
Total backlog	$37,027	$32,113
(1) Backlog presented at March 31, 2025 includes backlog acquired from the Company’s acquisition of PGSC during fiscal 2025. Original backlog value at acquisition was $231 million.
(2) Amounts reflect the Company’s change in policy during the fourth quarter of fiscal 2025 as noted below.

Our total backlog consists of contractual values which is inclusive of remaining performance obligations, unexercised option periods and other unexercised optional orders. Our total backlog reflects retrospective application of the Company’s change in policy during the fourth quarter of fiscal 2025, to exclude from total backlog, in all periods presented, orders under contracts for which the period of performance has expired. As of March 31, 2025 and March 31, 2024, the Company had $9.5 billion and $8.7 billion of remaining performance obligations, respectively, and we expect to recognize approximately 65% of the remaining performance obligations as of March 31, 2025 as revenue over the next 12 months, and approximately 70% over the next 24 months. The remainder is expected to be recognized thereafter. However, given the uncertainties discussed below, as well as the risks described in “Item 1A. Risk Factors,” we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all. Our backlog includes orders under contracts that in some cases extend for several years. The U.S. Congress generally appropriates funds for our customers on a yearly basis, even though their contracts with us may call for performance that is expected to take a number of years to complete. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until the U.S. Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.
We view growth in total backlog as a key measure of our potential business growth. Total backlog increased by 15% from March 31, 2024 to March 31, 2025. Additions to funded backlog during fiscal 2025 and 2024 totaled $12.2 billion and $10.2 billion respectively, as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options. We report internally on our backlog on a monthly basis and review backlog upon occurrence of certain events to determine if any adjustments are necessary.
We cannot predict with any certainty the portion of our backlog that we expect to recognize as revenue in any future period and we cannot guarantee that we will recognize any revenue from our backlog. The primary risks that could affect our ability to recognize such revenue on a timely basis or at all are: program schedule changes, contract modifications, and our ability to assimilate and deploy new customer staff against funded backlog; cost-cutting initiatives and other efforts to reduce U.S. government spending, which could reduce or delay funding for orders for services; and delayed funding of our contracts due to delays in the completion of the U.S. government's budgeting process and the use of continuing resolutions by the U.S. government to fund its operations. The amount of our funded backlog is also subject to change, due to, among other factors: changes in congressional appropriations that reflect changes in U.S. government policies or priorities resulting from various military, political, economic, or international developments; changes in the use of U.S. government contracting vehicles, and the provisions therein used to procure our services and adjustments to the scope of services, or cancellation of contracts, by the U.S. government at any time. In our recent experience, none of the following additional risks have had a material negative effect on our ability to realize revenue as of March 31, 2025 but could have a material effect in the future: for funded backlog, the unilateral right of the U.S. government to cancel multi-year contracts and related orders or to terminate existing contracts for convenience or default; in the case of unfunded backlog, the potential that funding will not be made available; and, in the case of priced options, the risk that our customers will not exercise their options.
We expect to recognize revenue from a substantial portion of funded backlog as of March 31, 2025 within the next twelve months. However, given the uncertainties discussed above, as well as the risks described in “Item 1A. Risk Factors,” we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all.
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

Seasonality
The U.S. government's fiscal year ends on September 30 of each year. We have historically experienced higher bid and proposal costs in the months leading up to the U.S. government's fiscal year end as we pursue new contract opportunities being awarded shortly after the U.S. government fiscal year end as new opportunities are expected to have funding appropriated in the U.S. government's subsequent fiscal year. We may continue to experience this seasonality in future periods, and our future periods may be affected by it. While not certain, changes in the government's funding and spending patterns have altered historical seasonality trends, supporting our approach to managing the business on an annual basis.
Seasonality is just one of a number of factors, many of which are outside of our control, which may affect our results in any period. See “Item 1A. Risk Factors.”
Government Audit Impact on Operating Income
As noted in Item 1, “Business - Regulation,” of this Annual Report on Form 10-K, in the ordinary course of business, agencies of the U.S. government for which the Company is engaged as a prime contractor or a subcontractor, including the Defense Contract Audit Agency (the “DCAA”), audit the Company’s claimed costs and conduct inquiries and investigations of our business practices with respect to government contracts. Such audits may result in, and have historically resulted in, the Company’s inability to retain certain claimed costs, including executive and employee compensation, due to differing views of the allowability and reasonableness of such costs.
As discussed in Note 19 and 20, “Commitments and Contingencies,” to the consolidated financial statements contained within our Annual Reports on Form 10-K for the fiscal years ended March 31, 2025 and 2024, respectively, the Company recognized a reserve for estimated adjustments to historical claimed costs in respect of the years subsequent to fiscal 2011, based primarily on historical audit results. Following the settlement and closure of the civil and criminal investigation, respectively, of the Company by the DOJ, audits for years subsequent to fiscal 2011 have resumed and remain subject to audit and/or final resolution. As audits of the periods subsequent to 2011 are completed, our estimates of adjustment to claimed costs for these periods could change. Any such change could materially impact our reported revenue, operating income, net income and basic and diluted earnings per common share.
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
Certain of our contracts contain award fees, incentive fees or other provisions that may increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or cost targets and may be based upon customer discretion. Management estimates variable consideration as the most likely amount that we expect to achieve based on our assessment of the variable fee provisions within the contract. We evaluate unfunded amounts as variable consideration in estimating the transaction price. We include the estimated variable consideration in our transaction price to the extent that it is probable that a significant reversal of revenue will not occur upon the ultimate settlement of the variable fee provision.
We recognize revenue for fixed-price contracts using a contract cost-based input method and require an Estimate-at-Completion (“EAC”), which management uses to review and monitor the progress towards the completion of our performance obligations. Under this process, management considers various inputs and assumptions related to the EAC, including, but not limited to, progress towards completion, labor costs and productivity, material and subcontractor costs, and identified risks. Estimating the total cost at completion of performance obligations is subjective and requires management to make assumptions about future activity and cost drivers under the contract. Changes in these estimates can occur for a variety of reasons and, if significant, may impact the profitability of our contracts. If the estimate of contract profitability indicates an anticipated loss on a contract, we recognize the total loss at the time it is identified.

Remaining performance obligations represent the transaction price of exercised contracts for which work has not yet been performed, regardless of whether funding has or has not been authorized and appropriated as of the date of exercise. Remaining performance obligations exclude negotiated but unexercised options and certain variable consideration which the Company does not expect to recognize as revenue.
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
For further detail on our contract types and processes, including when a contract is deemed to exist, contract modifications, as well as other specifics, see Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements contained within this Annual Report on Form 10-K.
Provision for Claimed Costs
U.S. government contracts and subcontracts are subject to extensive legal and regulatory requirements. From time to time and in the ordinary course of business, agencies of the U.S. government, including the DCAA, audit the Company’s claimed costs and conduct inquiries and investigations of our business practices with respect to government contracts to determine whether the Company's operations are conducted in accordance with these requirements and the terms of the relevant contracts.
The Company recognizes a reserve for estimated adjustments to historical claimed costs in respect of the years subsequent to fiscal 2011, based primarily on historical audit results. As audits of the periods subsequent to 2011 are completed, our estimates of adjustment to claimed costs for these periods could change. Any such change could materially impact our reported revenue, operating income, net income and basic and diluted earnings per common share.
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
Recent Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements contained within this Annual Report on Form 10-K for information related to our adoption of new accounting standards and for information on our anticipated adoption of recently issued accounting standards.
Segment Reporting
We report operating results and financial data in one operating and reportable segment. We manage our business as a single profit center in order to promote collaboration, provide comprehensive functional service offerings across our entire customer base, and provide incentives to employees based on the success of the organization as a whole. Although certain information regarding served markets and functional capabilities is discussed for purposes of promoting an understanding of our complex business, we manage our business and allocate resources at the consolidated level of a single operating segment. See Note 20, “Business Segment Information,” to the consolidated financial statements contained within this Annual Report on Form 10-K for further information.
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
The Company’s fiscal year ends on March 31 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31. The accompanying consolidated financial statements present the financial position of the Company as of March 31, 2025 and 2024 and the Company’s results of operations for fiscal 2025, fiscal 2024, and fiscal 2023.
Certain amounts reported in the Company's prior year consolidated financial statements have been reclassified to conform to the current year presentation.
Results of Operations
The following table presents items from our consolidated statements of operations for the respective periods shown:

	Fiscal Year Ended March 31,			Fiscal 2025 Versus Fiscal 2024	Fiscal 2024 Versus Fiscal 2023
	2025	2024	2023
	(In millions)
Revenue	$11,980	$10,662	$9,259	12%	15%
Operating costs and expenses:
Cost of revenue	5,419	4,921	4,305	10%	14%
Billable expenses	3,780	3,282	2,809	15%	17%
General and administrative expenses	1,246	1,281	1,533	(3)%	(16)%
Depreciation and amortization	165	164	165	1%	(1)%
Total operating costs and expenses	10,610	9,648	8,812	10%	9%
Operating income	1,370	1,014	447	35%	127%
Interest expense, net	(168)	(147)	(110)	14%	34%
Other income (expense), net	17	(13)	31	(231)%	(142)%
Income before income taxes	1,219	854	368	43%	132%
Income tax expense	284	248	97	15%	156%
Net income	$935	$606	$271	54%	124%
Net loss attributable to non-controlling interest	—	—	1	NM	NM
Net income attributable to common stockholders	$935	$606	$272	54%	123%
NM - Not meaningful
Fiscal 2025 Compared to Fiscal 2024
Revenue
Revenue increased 12% to $11,980 million, primarily driven by strong demand for our solutions, outcomes, and services, as well as an increase in headcount to meet that demand, and higher billable expenses. In addition, revenue was positively impacted by $122 million representing the reduction to our provision for claimed costs recorded during fiscal 2025 (as compared to $18 million in fiscal 2024). See Note 19, “Commitments and Contingencies,” to the consolidated financial statements for further information
Cost of Revenue
Cost of revenue increased 10% to $5,419 million, and decreased as a percentage of revenue to 45% from 46%. The increase was primarily due to an increase in salaries and salary-related benefits of $540 million, driven by increased headcount and annual base salary increases, partially offset by a decrease in incentive and stock-based compensation of $47 million over the prior year.
Billable Expenses
Billable expenses increased 15% to $3,780 million, and increased as a percentage of revenue to 32% from 31%. This increase was primarily attributable to an increase in the use of subcontractors driven by customer demand and timing of customer needs as well as increases in expenses from contracts that require the Company to incur other direct expenses and travel on behalf of customers as compared to the prior year.

General and Administrative Expenses
General and administrative expenses decreased 3% to $1,246 million, and decreased as a percentage of revenue to 10% from 12%. Fiscal 2025 was impacted by $115 million in insurance recoveries from claims related to the Company’s fiscal 2024 settlement as described in Note 19, “Commitments and Contingencies,” to the consolidated financial statements contained within this Annual Report on Form 10-K for further information, as well as a $27 million reserve from fiscal 2024 associated with the U.S. Department of Justice's investigation of the Company, not present in the current year. Partially offsetting the above was an increase in salaries and salary related benefits of $75 million, and increases in other business expenses and professional fees of $29 million.
Depreciation and Amortization
Depreciation and amortization expense increased 1% to $165 million, primarily driven by increases in internal software amortization, partially offset by decreases in intangible amortization related to acquisitions.
Interest Expense, net
Interest expense, net increased 14% to $168 million. This was primarily due to the following:
•An increase of $13 million in bond interest expense related to the $650 million Senior Notes due 2033 (issued August of fiscal 2024)
•A decrease in interest income driven by a combination of a lower average cash balance and lower interest rates, partially offset by,
•A decrease in interest expense on the Company’s term loan due to lower rates year over year.
Other Income (expense), net
Other income (expense), net increased to $17 million from $(13) million in the prior year period primarily due to the following:
•An increase of $13 million as a result of the gain on sale of an investment in fiscal 2025;
•An increase of $11 million in the fair value of the Company’s cost method investments reflected in fiscal 2025, as compared to a net decrease in fiscal 2024 of $6 million from non-recurring valuation adjustments (primarily from the write-off of one of its investments), resulting in a year over year increase of $17 million.
Income Tax Expense
Income tax expense increased to $284 million from $248 million. The effective tax rate decreased to 23% in fiscal 2025 from 29% in fiscal 2024. The increase in income tax expense for the year to date period was primarily driven by increases in pre-tax income. The decrease in the effective tax rate was driven by increases in fiscal 2024 state taxes, related to an unfavorable ruling received from the District of Columbia Court of Appeals related to contested tax assessments from the District of Columbia Office of Tax and Revenue (“DC OTR”) and the fiscal 2024 reversal of prior period indirect effects of underlying prior period uncertain tax positions.
Liquidity and Capital Resources
As of March 31, 2025, our total liquidity was $1.9 billion, consisting of $885 million of cash and cash equivalents and $999 million available under the Revolving Credit Facility. In the opinion of management, we will be able to meet our liquidity and cash needs through a combination of cash flows from operating activities, available cash balances, and available borrowing under the Revolving Credit Facility. If these resources need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities.
The following table presents selected financial information for the respective periods shown:

	Fiscal Year Ended March 31,
	2025	2024	2023
	(In millions)
Cash and cash equivalents	$885	$554	$405
Total debt	$3,998	$3,412	$2,812

Net cash provided by operating activities	$1,009	$259	$603
Net cash used in investing activities	(218)	(91)	(468)
Net cash used in financing activities	(460)	(19)	(426)
Total increase (decrease) in cash and cash equivalents	$331	$149	$(291)
Some of the possible uses of our remaining excess cash at any point in time may include funding strategic acquisitions and investments, further investment in our business, and returning value to stockholders through share repurchases, quarterly dividends, and special dividends.

Historically, we have been able to generate sufficient cash to fund our operations, mandatory debt and interest payments, capital expenditures, and discretionary funding needs. However, due to the trends and developments described above under “—Factors and Trends Affecting Our Results of Operations” relating to U.S. government cost-cutting, reductions or delays in the appropriations and spending process as well as potential shutdowns, it may be necessary to borrow under our Credit Agreement to meet cash demands in the future. While the timing and financial magnitude of these possible actions are currently indeterminable, we expect to be able to manage and adjust our capital structure to meet our liquidity needs. We anticipate that cash provided by operating activities, existing cash and cash equivalents, and borrowing capacity under our Revolving Credit Facility will be sufficient to meet our anticipated cash requirements for the next twelve months, which primarily include:
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
•debt service requirements for borrowings under our Credit Agreement and interest payments for the Senior Notes due 2028, Senior Notes due 2029, Senior Notes due 2033, and Senior Notes due 2035; and
•cash taxes to be paid.
From time to time, we evaluate conditions to opportunistically access the financing markets to secure additional debt capital resources and improve the terms of our indebtedness.
Cash Flows
Operating Cash Flow
Net cash provided by operations was $1.0 billion in fiscal 2025 compared to $259 million in fiscal 2024. Fiscal 2025 operating cash was aided by strong collection performance and overall revenue growth. Fiscal 2024 reflects a $378 million outflow related to the Company’s fiscal 2024 settlement as described in Note 20, “Commitments and Contingencies,” to the consolidated financial statements contained within the Annual Report on Form 10-K for the fiscal year ended March 31, 2024, whereas fiscal 2025 reflects $115 million in insurance recoveries from claims related to that settlement.
Investing Cash Flow
Net cash used in investing activities was $218 million in fiscal 2025 compared to $91 million in the prior year. The increase in net cash used over the prior year was primarily due to the Company’s acquisition of PAR Government Systems Corporation for $99 million, net of post-closing adjustments and incurred transaction costs as part of the acquisition, as well as an increase in capital expenditures over the prior year of $31 million. See Note 5, “Acquisitions and Divestitures,” to the consolidated financial statements contained within this Annual Report on Form 10-K for further information on the acquisition.
Financing Cash Flow
Net cash used in financing activities was $460 million in fiscal 2025 compared to $19 million in the prior year. The increase in net cash used over the prior year was primarily due to the following:
•An increase in share repurchases of $408 million,
•An increase in dividends paid of $14 million,
•An increase in term loan payments of $21 million, partially offset by,
•An increase of $7 million in net proceeds associated with the Company’s issuance of its Senior Notes in each respective year:
◦Fiscal 2025 - $644 million received from the issuance of the 5.95% Senior Notes due 2035
◦Fiscal 2024 - $637 million received from the issuance of the 5.95% Senior Notes due 2033
Dividends and Share Repurchases
The Company paid $2.08 in dividends per share to stockholders of record in fiscal 2025. On May 23, 2025, the Company announced a regular quarterly cash dividend in the amount of $0.55 per share. The quarterly dividend is payable on June 27, 2025 to stockholders of record on June 11, 2025.

The following table summarizes the cash distributions recognized in the consolidated statement of cash flows for the respective periods shown:

	Fiscal Year Ended March 31,
	2025	2024	2023
	(In millions)
Recurring dividends (1)	$268	$254	$236
(1) Amounts represent recurring dividends that were declared and paid for during each quarter of fiscal 2025, 2024, and 2023, respectively.
On December 12, 2011, the Board of Directors initially approved a share repurchase program, which was subsequently increased from time to time, and most recently increased by $500 million to $3,585 million on January 28, 2025. The Company may repurchase shares pursuant to the program by means of open market repurchases, directly negotiated repurchases or through agents acting pursuant to negotiated repurchase agreements. During fiscal 2025 and 2024, the Company purchased 5.6 million and 3.2 million shares of the Company’s Class A Common Stock, respectively, for an aggregate of $764 million and $373 million, respectively. As of March 31, 2025, the Company had approximately $745 million remaining under the repurchase program.
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
Indebtedness
Our debt totaled $4.0 billion and $3.4 billion as of March 31, 2025 and 2024, respectively. The total outstanding debt balance is recorded in the accompanying consolidated balance sheets net of unamortized discount and debt issuance costs of $28 million and $26 million, respectively, as of March 31, 2025 and 2024. Our debt is comprised of our Credit Agreement and four separate and distinct tranches of our Senior Notes, which all bear interest at specified rates. See Note 10, “Debt,” to the consolidated financial statements contained within this Annual Report on Form 10-K for further information and specifics on the material terms of our debt.
As of both March 31, 2025 and 2024, Booz Allen Hamilton was contingently liable under open standby letters of credit and bank guarantees issued by its banks in favor of third parties that totaled $4 million. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. As of both March 31, 2025 and 2024, approximately $1 million of these instruments reduced our available borrowings under the Credit Agreement. The remainder is guaranteed under a separate $3 million facility, formerly $8 million, of which less than a million and $4 million, respectively, were available to the Company at March 31, 2025 and March 31, 2024, respectively. See Note 19, “Commitments and Contingencies,” to our consolidated financial statements contained within this Annual Report on Form 10-K for further information.
The Company occasionally borrows under the Credit Agreement’s revolving credit facility for our working capital needs and during the fourth quarter of fiscal 2025, we borrowed $200 million on this revolving credit facility, which was subsequently repaid with the proceeds from our latest offering of Senior Notes in the same quarter. As of March 31, 2025 and March 31, 2024, respectively, there was no outstanding balance on the Revolving Credit Facility. See Note 10, “Debt,” to the consolidated financial statements contained within this Annual Report on Form 10-K for further information our latest offering of Senior Notes that was completed in fiscal 2025.
Summarized Financial Information
The Senior Notes due 2033 and Senior Notes due 2035 were issued by Booz Allen Hamilton pursuant to the respective Indenture, among Booz Allen Hamilton, the Company and U.S. Bank Trust Company, National Association, as trustee, as supplemented by the respective Supplemental Indenture and are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by the Company pursuant to the respective Indenture.
The tables below present the summarized financial information as combined for the Company and Booz Allen Hamilton as of March 31, 2025, after the elimination of intercompany transactions and balances between the Company and Booz Allen Hamilton and excluding the subsidiaries of both entities that are not issuers or guarantors of the Senior Notes due 2033 and Senior Notes due 2035, including earnings from and investments in these entities. The summarized financial information is provided in accordance with the reporting requirements of Rule 13-01 under Regulation S-X and is not intended to present our financial position or results of operations in accordance with GAAP.

Summarized Statements of Financial Condition

(in millions)	March 31, 2025
Intercompany receivables from non-guarantor subsidiaries	$13
Total other current assets	$3,272
Goodwill and intangible assets, net of accumulated amortization	$1,501
Total other non-current assets	$978
Intercompany payables to non-guarantor subsidiaries	$91
Total other current liabilities	$1,819
Long-term debt, net of current portion	$3,915
Total other non-current liabilities	$535
Summarized Statement of Operations

(in millions)	Fiscal Year Ended March 31, 2025
Revenue	$11,200
Revenue from non-guarantor subsidiaries	$605
Operating income	$770
Operating income from non-guarantor subsidiaries	$564
Net income	$900
Net income attributable to the Obligor Group	$900
Capital Structure and Resources
Our stockholders’ equity totaled $1,003 million as of March 31, 2025, a decrease of $44 million compared to stockholders’ equity of $1,047 million as of March 31, 2024. The decrease was primarily due to $804 million in treasury stock resulting from the repurchase of shares of our Class A Common Stock and $269 million in aggregate quarterly dividend payments, partially offset by net income of $935 million and stock-based compensation expense of $94 million.
Capital Expenditures
Since we do not own any of our facilities, our capital expenditure requirements primarily relate to the purchase of computers, management systems, furniture, and leasehold improvements to support our operations. Direct facility and equipment costs billed to customers are not treated as capital expenses. Our capital expenditures for fiscal 2025 and 2024 were $107 million and $83 million, respectively, of which $9 million and $16 million, respectively, were unpaid at fiscal 2025 and 2024 year end.
Commitments and Contingencies
We are subject to a number of reviews, investigations, claims, lawsuits, and other uncertainties related to our business. For a discussion of these items, refer to Note 19, “Commitments and Contingencies,” to our consolidated financial statements.
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
Our exposure to market risk for changes in interest rates related to our outstanding debt will impact our Senior Credit Facility. The interest expense associated with our term loans and any loans under our Revolving Credit Facility will vary with market rates. A hypothetical interest rate increase of 25 basis points would have increased interest expense related to the term facilities under our Senior Credit Facility by approximately $2 million in fiscal 2025 and $3 million in fiscal 2024, and likewise decreased our income and cash flows.
As of March 31, 2025 and 2024, we had $885 million and $554 million, respectively, in cash and cash equivalents. As of March 31, 2025 and 2024 the interest income as a percentage of average monthly balance sheet cash was approximately 3% and 6%, respectively. A hypothetical decrease in market interest rates of 25 basis points would have decreased interest income on our cash and cash equivalents of approximately $1 million in both fiscal 2025 and 2024, and likewise decreased our income and cash flows.

Pursuant to our interest rate risk management strategies, we use interest rate cash flow hedges to add stability to our incurrence of interest rate expense and to manage our exposure to related interest rate movement. As of March 31, 2025, we had effective interest rate swaps with an aggregate notional amount of $550 million. These derivative instruments hedge the variability of cash outflows for interest payments on our variable rate debt and are recorded at fair value on our consolidated balance sheet. See Note 11, “Derivatives,” to the consolidated financial statements contained within this Annual Report on Form 10-K for further discussion. As of March 31, 2025, a 25 basis point increase in interest rates would increase the fair value of our interest rate swaps by approximately $2 million and a 25 basis point decrease in interest rates would decrease the fair value of our interest rate swaps by approximately $2 million.
We maintain a Rabbi trust to provide for the payment of benefits under our non-qualified deferred compensation plan. As of March 31, 2025, fund assets totaled $35 million which include mutual fund investments that are subject to fluctuations in market prices and interest rates. Cash distributions made to plan participants are recognized as operating cash flows in the consolidated statement of cash flows and have the effect of lowering both fund assets and the corresponding fund liabilities on a one-for-one basis. Changes in fair value on fund liabilities offset the changes in fair value of fund assets, and changes in fair value on both fund assets and fund liabilities are recognized in earnings on our consolidated statements of operations. See Note 18, “Fair Value Measurements,” to the consolidated financial statements contained within this Annual Report on Form 10-K for further discussion.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Booz Allen Hamilton Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Booz Allen Hamilton Holding Corporation (the Company) as of March 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 23, 2025 expressed an unqualified opinion thereon.

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

Revenue recognition for select contracts under the cost-based input method
Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company generally recognizes revenue over time, as its contracts typically involve a continuous transfer of control to the customer. Many of its contracts recognize revenue under a cost-based input method and management estimates the total costs at completion of the performance obligations (EAC). Estimates of costs at completion are subjective and can change over the contract performance period for a variety of reasons and, if significant, may impact the profitability of the Company’s contracts.

Auditing revenue recognition based on the cost-based input method for select contracts was complex due to the subjective nature of management’s estimates of the costs at completion, which include labor, material, and subcontractor costs. The estimates of costs at completion are based on management’s assessment of the progress towards completion of the performance obligations and other factors.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls related to the Company’s revenue recognition process, including controls over management’s review of the estimated costs at completion for the select contracts and controls evaluating the appropriateness of changes in estimated future costs.

To test the recognition of revenue under the cost-based input method for select contracts, our audit procedures included among others, reviewing management’s projected costs for consistency with contract terms, comparing estimated costs to actual costs incurred to date, and obtaining an understanding of the Company’s progress on the contract.

Government Contracting Matters – Provision for Claimed Costs
Description of the Matter
As discussed in Note 19 to the consolidated financial statements, in the ordinary course of business, agencies of the U.S. government, including the Defense Contract Audit Agency (DCAA), routinely audit the Company’s claimed costs and conduct inquiries and investigations of its business practices with respect to government contracts to determine whether the Company’s operations are conducted in accordance with relevant requirements. As of March 31, 2025, the Company had recorded liabilities for estimated adjustments to claimed costs based on its historical DCAA audit results (the provision for claimed audit costs) and the status of its negotiations with the Defense Contract Management Agency (DCMA).

Auditing the liabilities recorded for certain matters included in the provision for claimed costs was complex due to the inherently judgmental nature of management’s estimates, which consider the number of years that remain open to audit and the status of audit results from the DCAA and negotiations with the DCMA. Significant changes in management’s estimates could have a material effect on the Company’s results of operations.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s determination of the liabilities recorded for certain matters included in the provision for claimed costs. For example, we tested controls over the application of the available historical information from resolution of audits and communications from the DCAA and DCMA utilized in the determination of the estimate. We also tested management’s controls over the completeness and accuracy of the data used.

We also performed audit procedures that included, among others, testing the clerical accuracy of the estimates, testing the completeness and accuracy of the data utilized in determining the estimates, and inspecting available communications with the DCAA and DCMA that were relevant to the estimates. We also engaged our government contracting specialists to assist in evaluating communications with the DCAA and DCMA and the data the Company used to estimate certain matters included in the provision for claimed costs.

Income tax reserves for uncertain tax positions
Description of the Matter
As discussed in Notes 2 and 13 to the consolidated financial statements, the Company maintains reserves for uncertain tax positions related to unrecognized income tax benefits where it is not more likely than not that the Company’s tax position will be sustained on examination and settlement with the various taxing authorities, that, when recognized, impact the effective tax rate.

Auditing the reserve for certain unrecognized tax benefits was complex due to the considerable judgment by management in determining the reserves.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting for uncertain tax positions. For example, we tested controls over management’s review of the application of the tax law and the analysis performed to determine certain reserves. We also tested management’s controls over the completeness and accuracy of the data used in certain of the calculations of the liabilities recorded.

To test the reserves for certain uncertain tax positions, we performed audit procedures that included, among others, understanding the application of the tax law and rationale used by management and evaluating whether the uncertain tax position met the more likely than not recognition threshold. We involved our tax subject matter resources in the assessment of the technical merits of the Company’s tax positions, considering the applicable tax laws, and the methodology applied. We assessed the mathematical accuracy of management’s calculations and performed sensitivity analyses related to management’s estimate.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2006
Tysons, Virginia
May 23, 2025

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2025	March 31, 2024
	(Amounts in millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$885	$554
Accounts receivable, net	2,271	2,047
Prepaid expenses and other current assets	157	138
Total current assets	3,313	2,739
Property and equipment, net of accumulated depreciation	177	188
Operating lease right-of-use assets	178	174
Intangible assets, net of accumulated amortization	563	601
Goodwill	2,405	2,344
Deferred tax assets	332	227
Other long-term assets	344	291
Total assets	$7,312	$6,564
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$83	$62
Accounts payable and other accrued expenses	987	1,051
Accrued compensation and benefits	702	506
Operating lease liabilities	41	43
Other current liabilities	33	30
Total current liabilities	1,846	1,692
Long-term debt, net of current portion	3,915	3,350
Operating lease liabilities, net of current portion	180	182
Other long-term liabilities	368	293
Total liabilities	6,309	5,517
Commitments and contingencies (Note 19)
Stockholders’ equity:
Common stock, Class A - $0.01 par value - 600,000,000 shares authorized; 168,522,544 shares and 167,402,268 shares issued at March 31, 2025 and March 31, 2024, respectively; 124,879,004 shares and 129,643,123 shares outstanding at March 31, 2025 and March 31, 2024, respectively	2	2
Treasury stock, at cost - 43,643,540 and 37,759,145 shares at March 31, 2025 and March 31, 2024, respectively	(3,082)	(2,278)
Additional paid-in capital	1,042	909
Retained earnings	3,070	2,404
Accumulated other comprehensive (loss) income	(29)	10
Total stockholders’ equity	1,003	1,047
Total liabilities and stockholders’ equity	$7,312	$6,564

The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
	2025	2024	2023
	(Amounts in millions, except per share data)
Revenue	$11,980	$10,662	$9,259
Operating costs and expenses:
Cost of revenue	5,419	4,921	4,305
Billable expenses	3,780	3,282	2,809
General and administrative expenses	1,246	1,281	1,533
Depreciation and amortization	165	164	165
Total operating costs and expenses	10,610	9,648	8,812
Operating income	1,370	1,014	447
Interest expense, net	(168)	(147)	(110)
Other income (expense), net	17	(13)	31
Income before income taxes	1,219	854	368
Income tax expense	284	248	97
Net income	935	606	271
Net loss attributable to non-controlling interest	—	—	1
Net income attributable to common stockholders	$935	$606	$272
Earnings per share of common stock (Note 4):
Basic	$7.28	$4.61	$2.04
Diluted	$7.25	$4.59	$2.03

The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended March 31,
	2025	2024	2023
	(Amounts in millions)
Net income	$935	$606	$271
Other comprehensive income, net of tax:
Change in unrealized (loss) gain on derivatives designated as cash flow hedges	(9)	(2)	10
Change in postretirement plan costs	(30)	(18)	11
Total other comprehensive (loss) income, net of tax	(39)	(20)	21
Comprehensive income	896	586	292
Comprehensive loss attributable to non-controlling interest	—	—	1
Comprehensive income attributable to common stockholders	$896	$586	$293

The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
	2025	2024	2023
	(Amounts in millions)
Cash flows from operating activities
Net income	$935	$606	$271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165	164	165
Noncash lease expense	50	54	56
Stock-based compensation expense	94	95	80
Deferred income taxes	(91)	(101)	(354)
Net (gain) loss associated with investment activities	(24)	6	2
Net (gain) loss on dispositions and other	8	9	(32)
Changes in assets and liabilities:
Accounts receivable, net	(206)	(270)	(130)
Income taxes receivable / payable	(31)	(11)	4
Prepaid expenses and other current and long-term assets	1	(10)	182
Accrued compensation and benefits	207	48	1
Accounts payable and other accrued expenses	(66)	(282)	410
Other current and long-term liabilities	(33)	(49)	(52)
Net cash provided by operating activities	1,009	259	603
Cash flows from investing activities
Purchases of property, equipment, and software	(98)	(67)	(76)
Payments for business acquisitions, net of cash acquired	(97)	—	(440)
Payments for cost method investments	(37)	(24)	(5)
Proceeds from sales and distributions of businesses and equity interests	14	—	53
Net cash used in investing activities	(218)	(91)	(468)
Cash flows from financing activities
Proceeds from issuance of common stock	33	28	25
Stock option exercises	5	16	11
Repurchases of common stock	(812)	(404)	(224)
Cash dividends paid	(268)	(254)	(236)
Proceeds from revolving credit facility	200	500	—
Repayments on revolving credit facility, term loans, and Senior Notes	(262)	(541)	(417)
Net proceeds from debt issuance	644	636	415
Net cash used in financing activities	(460)	(19)	(426)
Net increase (decrease) in cash and cash equivalents	331	149	(291)
Cash and cash equivalents––beginning of year	554	405	696
Cash and cash equivalents––end of year	$885	$554	$405
Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$186	$156	$116
Income taxes	$379	$336	$256
Supplemental disclosures of non-cash investing and financing activities
Share repurchases transacted but not settled and paid	$22	$29	$16
Unpaid property, equipment and software purchases	$9	$16	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in millions, except share data)	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2022	164,372,545	$2	(31,788,197)	$(1,635)	$656	$2,015	$9	$1	$1,048
Issuance of common stock	1,170,726	—	—	—	25	—	—	—	25
Stock options exercised	329,061	—	—	—	11	—	—	—	11
Repurchase of common stock (1)	—	—	(2,446,547)	(225)	—	—	—	—	(225)
Net income	—	—	—	—	—	272	—	(1)	271
Other comprehensive income, net of tax	—	—	—	—	—	—	21	—	21
Dividends paid of $1.76 per share of common stock	—	—	—	—	—	(236)	—	—	(236)
Stock-based compensation expense	—	—	—	—	80	—	—	—	80
Contribution to non-controlling interest	—	—	—	—	(3)	—	—	3	—
De-Consolidation of non-controlling interest	—	—	—	—	—	—	—	(3)	(3)
Balance at March 31, 2023	165,872,332	$2	(34,234,744)	$(1,860)	$769	$2,051	$30	$—	$992
Issuance of common stock	1,194,324	—	—	—	29	—	—	—	29
Stock options exercised	335,612	—	—	—	16	—	—	—	16
Repurchase of common stock (1)	—	—	(3,524,401)	(418)	—	—	—	—	(418)
Net income	—	—	—	—	—	606	—	—	606
Other comprehensive income, net of tax	—	—	—	—	—	—	(20)	—	(20)
Dividends paid of $1.92 per share of common stock	—	—	—	—	—	(253)	—	—	(253)
Stock-based compensation expense	—	—	—	—	95	—	—	—	95
Balance at March 31, 2024	167,402,268	$2	(37,759,145)	$(2,278)	$909	$2,404	$10	$—	$1,047
Issuance of common stock	1,022,351	—	—	—	34	—	—	—	34
Stock options exercised	97,925	—	—	—	5	—	—	—	5
Repurchase of common stock (1)	—	—	(5,884,395)	(804)	—	—	—	—	(804)
Net income	—	—	—	—	—	935	—	—	935
Other comprehensive income, net of tax	—	—	—	—	—	—	(39)	—	(39)
Dividends paid of $2.08 per share of common stock		—	—	—	—	(269)	—	—	(269)
Stock-based compensation expense	—	—	—	—	94	—	—	—	94
Balance at March 31, 2025	168,522,544	$2	(43,643,540)	$(3,082)	$1,042	$3,070	$(29)	$—	$1,003
(1) During fiscal 2025, 2024, and 2023, the Company purchased 5.6 million, 3.2 million and 2.1 million shares, respectively, of the Company’s Class A Common Stock for $764 million, $373 million, and $196 million, respectively. Additionally, during fiscal 2025, 2024, and 2023, the Company repurchased shares for $40 million, $45 million and $29 million, respectively, to cover the minimum statutory taxes on repurchases and restricted stock units that vested on various dates during those years.

The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)

1. Business Overview
Our Business
Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or the Company, we, us, and our, was incorporated in Delaware in May 2008. As an advanced technology company, the Company builds technology solutions using artificial intelligence (“AI”), cyber, and other cutting-edge technologies to advance and protect the nation and its citizens. The Company supports critical missions for a diverse base of federal government customers, including nearly all of the U.S. government’s cabinet-level departments, as well as for commercial customers, both domestically and in select international locations. The Company is headquartered in McLean, Virginia, with approximately 35,800 employees as of March 31, 2025, and reports operating results and financial data in one reportable segment.
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
The consolidated financial statements and notes of the Company also include other entities where the Company is a primary beneficiary. The Company uses the equity method to account for investments in entities that it does not control if it is otherwise able to exert significant influence over the entities' operating and financial policies. Equity investments in entities over which the Company does not have the ability to exercise significant influence and whose securities do not have a readily determinable fair value are carried at cost and are subject to fair value adjustments in certain circumstances (e.g., observable price changes or impairment).
The Company’s fiscal year ends on March 31 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31. The accompanying consolidated financial statements present the financial position of the Company as of March 31, 2025 and 2024 and the Company’s results of operations for fiscal 2025, 2024, and 2023.
Certain amounts reported in the Company's prior year consolidated financial statements have been reclassified to conform to the current year presentation, including the reclassification of $26 million and $10 million, respectively, of interest income for fiscal 2024 and 2023 from “Other income (loss), net” into “Interest expense, net” on the consolidated statement of operations. There are no changes to the Company’s financial position or results of operations as a result of this reclassification.
Accounting Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities at the date of the financial statements or during the relevant reporting periods (as applicable). The Company bases its estimates on assumptions that it believes are reasonable and appropriate. Actual results may differ materially from those estimates. Estimates are used for, but not limited to, revenue recognition including the profitability of long-term contracts and cost accruals, the provision for claimed costs, fair value measurements, the valuation and expected lives of acquired intangible assets, incentive compensation, income taxes including reserves for uncertain tax positions, postretirement obligations and contingencies.
Revenue Recognition
The Company performs and generates revenue under three basic types of contracts, as described below:
•Cost-Reimbursable Contracts: Cost-reimbursable contracts provide for the payment of allowable costs incurred during performance of the contract, up to a ceiling based on the amount that has been funded, plus a fixed fee or award fee.
•Time-and-Materials Contracts: Under contracts in this category, we are paid a fixed hourly rate for each direct labor hour expended, and we are reimbursed for billable material costs and billable out-of-pocket expenses inclusive of allocable indirect costs. We assume the financial risk on time-and-materials contracts because the Company’s costs of performance may exceed negotiated hourly rates.
•Fixed-Price Contracts: Under a fixed-price contract, we agree to perform the specified work for a predetermined price. To the extent the Company’s actual direct and allocated indirect costs decrease or increase from the estimates upon which the price was negotiated, we will generate more or less profit, respectively, or could incur a loss.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
The Company considers a contract with a customer to exist under Accounting Standards Codification (“ASC”) No. 606, Revenue from Contracts with Customers (“Topic 606”), when there is approval and commitment from both the Company and the customer, the rights of the parties and payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. The Company also will consider whether two or more contracts entered into with the same customer should be combined and accounted for as a single contract. Furthermore, in certain transactions, the Company may commence providing services prior to receiving a formal approval from the customer. In these situations, the Company will consider the factors noted above, the risks associated with commencing the work and legal enforceability in determining whether a contract with the customer exists under Topic 606.
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
Billing timetables and payment terms on our contracts vary based on a number of factors, including whether the contract type is cost-reimbursable, time-and-materials, or fixed-price. Fixed-price contracts are typically billed to the customer using milestone or fixed monthly payments, while cost-reimbursable-plus-fee and time-and-materials contracts are typically billed to the customer at periodic intervals (e.g. monthly or weekly) as indicated by the terms of the contract. Disparities between the timing of revenue recognition and customer billings and cash collections result in changes to net contract assets or liabilities being recognized at the end of each reporting period.
Contract assets primarily consist of unbilled receivables typically resulting from revenue recognized exceeding the amount billed to the customer and right to payment is not just subject to the passage of time. Unbilled amounts represent revenues for which billings have not yet been presented to customers. These amounts are generally billed and collected within one year subject to various conditions including, without limitation, appropriated and available funding. Our customers generally pay our invoices within 30 days of the invoice date, although we experience a longer billing and collection cycle with our global commercial customers. Long-term unbilled receivables not anticipated to be billed and collected within one year, which are primarily related to retainage, holdbacks, and certain years’ long-term rate settlements to be billed at contract closeout, are included in other long-term assets in the accompanying consolidated balance sheets. Contract liabilities primarily consist of billings in excess of costs incurred and deferred revenue. Contract assets and liabilities are reported on a net contract basis at the end of each reporting period. The Company maintains an allowance for credit losses to provide for an estimate of uncollectible receivables.
Contracts with the U.S. government are generally subject to the Federal Acquisition Regulation (the “FAR”) and are priced based on estimated or actual costs of providing the goods or services. The Company derives a majority of its revenue from contracts awarded through a competitive bidding process. Pricing for non-U.S. government agencies and commercial customers is based on discrete negotiations with each customer. Certain of the Company’s contracts contain award fees, incentive fees or other provisions that may increase or decrease the transaction price. These variable amounts generally are awarded upon achievement of certain performance metrics, program milestones or cost targets and may be based upon customer discretion. Management estimates variable consideration as the most likely amount that we expect to achieve based on the Company’s assessment of the variable fee provisions within the contract, prior experience with similar contracts or customers, and management’s evaluation of the performance on such contracts. The Company may perform work under a contract that has not been fully funded if the work has been authorized by management and the customer to proceed. The Company evaluates unfunded amounts as variable consideration in estimating the transaction price. The Company includes the estimated variable consideration in its transaction price to the extent that it is probable that a significant reversal of revenue will not occur upon the ultimate settlement of the variable fee provision. The Company’s U.S. government contracts generally contain FAR provisions that enable the customer to terminate a contract for default or for the convenience of the U.S. government.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
The Company recognizes revenue for each performance obligation identified within its customer contracts when, or as, the performance obligation is satisfied by transferring the promised goods or services. Revenue may either be recognized over time or at a point in time. The Company generally recognizes revenue over time as its contracts typically involve a continuous transfer of control to the customer. A continuous transfer of control under contracts with the U.S. government and its agencies is evidenced by clauses which require the Company to be paid for costs incurred plus a reasonable margin in the event that the customer unilaterally terminates the contract for convenience. For fixed-price contracts where the Company recognizes revenue over time, a contract cost-based input method is generally used to measure progress towards satisfaction of the underlying performance obligation(s). Contract costs include direct costs such as materials, labor and subcontract costs, as well as indirect costs identifiable with, or allocable to, a specific contract that are expensed as incurred. The Company does not incur material incremental costs to acquire or fulfill contracts. Under a contract cost-based input method, revenue is recognized based on the proportion of contract costs incurred to the total estimated costs expected to be incurred upon completion of the underlying performance obligation. The Company generally includes both funded and unfunded portions of customer contracts in this estimation process.
For interim financial reporting periods, contract revenue attributable to indirect costs is recognized based upon agreed-upon annual rates established with the U.S. government at the start of each fiscal year. These rates are estimated and agreed upon between the Company and the U.S. government and represent indirect contract costs required to execute and administer contract obligations. The impact of any overall changes or changes in the rates are recorded in the interim financial reporting period when such changes are identified. At the end of each fiscal year, estimated annual rates are adjusted to reported actual rates, with contract revenue attributable to indirect costs adjusted accordingly. These preliminary actual rates and their impact on contract revenue are subject to final audit and negotiation with the U.S. government, which may take place several years in the future.
On certain contracts, principally time-and-materials and cost-reimbursable-plus-fee contracts, revenue is recognized using the right-to-invoice practical expedient as the Company is contractually able to invoice the customer based on the control transferred. However, we did not elect to use the practical expedient for remaining performance obligations, discussed below, which would allow the Company to exclude contracts using the right-to-invoice from remaining performance obligations. For stand-ready performance obligations under fixed-price contracts, revenue is recognized over time using a straight-line measure of progress as the control of the services is provided to the customer ratably over the term of the contract. If a contract does not meet the criteria for recognition of revenue over time, we recognize revenue at the point in time when control of the good or service is transferred to the customer. Determining a measure of progress towards the satisfaction of performance obligations requires management to make judgments that may affect the timing of revenue recognition.
Many of the Company’s fixed price contracts recognize revenue under a contract cost-based input method and require an Estimate-at-Completion (“EAC”), which management uses to review and monitor the progress towards the completion of its performance obligations. Management considers various inputs and assumptions related to the EAC, including, but not limited to, progress towards completion, labor costs and productivity, material and subcontractor costs, and identified risks. Estimating the total cost at completion of performance obligations is subjective and requires management to make assumptions about future activity and cost drivers under the contract. Changes in these estimates can occur for a variety of reasons and, if significant, may impact the profitability of the Company’s contracts. Changes in estimates related to contracts accounted for under EACs are recognized in the period when such changes are made on a cumulative catch-up basis. If the estimate of contract profitability indicates an anticipated loss on a contract, the Company recognizes the total loss at the time it is identified. For fiscal 2025, 2024 and 2023, the aggregate impact of adjustments in contract estimates was not material.
Remaining performance obligations represent the transaction price of exercised contracts for which work has not yet been performed, irrespective of whether funding has or has not been authorized and appropriated as of the date of exercise. Remaining performance obligations exclude negotiated but unexercised options and certain variable consideration which the Company does not expect to recognize as revenue.
Provision for Claimed Costs
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
The Company recognizes a reserve for estimated adjustments to historical claimed costs in respect of the years subsequent to fiscal 2011, based primarily on historical audit results. As audits of the periods subsequent to 2011 are completed, our estimates of adjustment to claimed costs for these periods could change.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
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
Accounts Receivable
Accounts receivable includes amounts billed and currently due from customers, and amounts billable where the right to consideration is unconditional. We also include in accounts receivable amounts related to revenue accrued in excess of amounts billed, primarily on our fixed-price and cost-reimbursable-plus-award-fee contracts. Amounts billable and unbilled receivables are recognized at estimated realizable value and consist of costs and fees, most of which are expected to be billed and collected generally within one year. When events or conditions indicate that amounts outstanding from customers may become uncollectible, an allowance for expected credit losses is estimated and recorded. This estimate is based on the age of outstanding receivables and/or specific identification of the balances at risk of becoming uncollectible. Upon final determination that a receivable is uncollectible, the receivable is written off against the allowance for expected credit losses.
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
Property and Equipment
Property and equipment are recorded at cost, and the balances are presented net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Furniture and equipment is depreciated over five to ten years, and computer equipment, including laptops and tablets, is depreciated over two to four years. Leasehold improvements are amortized over the shorter of the useful life of the asset or lease term. Maintenance and repairs are charged to expense as incurred.
Business Combinations
The accounting for the Company’s business combinations consists of allocating the purchase price to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values, with the excess recorded as goodwill. Certain fair value measurements may include inputs that are unobservable, requiring management to make judgments and estimates that can be affected by contract performance, and other factors that may cause final amounts to differ materially from original estimates. The Company has up to one year from the acquisition date to use information as of each acquisition date to adjust the fair value of the acquired assets and liabilities which may result in material changes to their recorded values with an offsetting adjustment to goodwill.
Intangible Assets
Intangible assets primarily consist of programs and contracts assets, channel relationships, the Company's trade name, customer relationships, software and other amortizable intangible assets. The Company capitalizes costs associated with developing internal-use computer software pertaining to upgrades in its business and financial systems. Programs and contract assets, channel relationships, and other amortizable intangible assets are generally amortized on an accelerated basis over the expected life based on projected future cash flows of approximately five to fourteen years. Software purchased or developed for internal use is amortized over one to ten years. Intangible assets with finite lives are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company's trade name intangible asset is not amortized, but is tested for impairment on at least an annual basis as of January 1 and more frequently if interim indicators of impairment exist. The trade name is considered to be impaired if the carrying value exceeds its estimated fair value. The Company uses the relief from royalty method to estimate the fair value. The fair value of the asset is the present value of the license fees avoided by owning the asset, or the royalty savings. During the fiscal years ended March 31, 2025, 2024, and 2023, the Company did not record any impairment of intangible assets.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
Goodwill
The Company assesses goodwill for impairment on at least an annual basis on January 1 unless interim indicators of impairment exist. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. The Company operates as a single operating segment and as a single reporting unit for the purpose of evaluating goodwill. As of January 1, 2025, the Company performed its annual impairment test of goodwill by comparing the fair value of the Company (based on market capitalization) to the carrying value of the Company's net equity, and concluded that the fair value of the reporting unit was significantly greater than the carrying amount. During the fiscal years ended March 31, 2025, 2024, and 2023, the Company did not record any impairment of goodwill.
Long-Lived Assets
The Company reviews its long-lived assets, including property and equipment, amortizable intangible assets, and right-of-use (“ROU”) assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for any excess of the carrying amount over the fair value of the asset. During the fiscal years ended March 31, 2025, 2024, and 2023, the Company did not record any material impairment charges.
Leases
At contract inception, the Company determines whether the contract is, or contains, a lease, which exists when the contract conveys the right to control the use of identified property or equipment for a period of time in exchange for consideration. Operating lease balances are included in operating lease ROU assets, operating lease liabilities, and operating lease liabilities, net of current portion in the Company’s consolidated balance sheet. Cash payments arising from operating leases are classified within operating activities in the consolidated statement of cash flows. As of March 31, 2025, the Company had no finance leases.
The Company's leases are generally for facilities and office space and the Company recognizes ROU assets and lease liabilities at the lease commencement date for those arrangements. The initial lease liability is equal to the present value of the future lease payments over the lease term. The initial measurement of the ROU asset is equal to the initial lease liability plus any initial direct costs and prepaid lease payments, less any lease incentives. At the lease commencement date, the Company estimates its collateralized incremental borrowing rate based on publicly available yields adjusted for Company-specific considerations and the Company's varying lease terms in determining the present value of future payments. Certain of the Company’s leases contain options to renew or to terminate the lease which are included in the determination of the ROU assets and lease liabilities when it is reasonably certain that the Company will exercise the option. The Company's leases may also include variable lease payments, such as an escalation clause based on consumer price index rates, maintenance costs, and utilities. Variable lease payments that depend on an index or a rate are included in the determination of ROU assets and lease liabilities using the index or rate at the lease commencement date, whereas variable lease-related payments that do not depend on an index or rate are recorded as lease expense in the period incurred. ROU assets are evaluated for impairment in a manner consistent with the treatment of other long-lived assets.
The Company elected the short-term lease policy election not to recognize ROU assets and lease liabilities for leases with an initial term of 12 months or less; lease expense from these leases is recognized on a straight-line basis over the lease term. For all material classes of leased assets, the Company elected to apply the practical expedient to not separate lease components from non-lease components, and instead account for both components as a single lease component. As of March 31, 2025, the Company did not have any lease agreements with residual value guarantees or material restrictions or covenants.
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
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
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
Comprehensive Income
Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is presented in the consolidated statements of comprehensive income. Accumulated other comprehensive income as of March 31, 2025 and 2024 consisted of net unrealized gains or losses on the Company’s defined and postretirement benefit plans and unrealized gains or losses on interest rate swaps designated as cash flow hedges.
Stock-Based Compensation
The Company’s stock-based compensation to employees are classified as equity plans. Compensation expense for all stock-based awards is measured at the grant date fair value and is recognized ratably over the vesting period, net of estimated forfeitures. The Company estimates forfeitures anticipated to occur during the vesting period, and the number of performance awards expected to vest based on service and performance conditions is adjusted at each reporting date.
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

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
Investments in Variable Interest Entities and Other Investments
The Company invests in certain companies that advance or develop new technologies applicable to its business. Each investment is evaluated for consolidation under the variable interest entities model and/or the voting interest model. The Company uses the equity method to account for investments in entities that it does not control if it is otherwise able to exert significant influence over the entities' operating and financial policies. Equity investments in entities over which the Company does not have the ability to exercise significant influence and whose securities do not have a readily determinable fair value are accounted for under the measurement alternative, where they are subject to fair value adjustments in certain circumstances (e.g. observable price changes or impairment).
The results of our investments are not material to the consolidated financial statements for the periods presented. As of March 31, 2025 and March 31, 2024, respectively, the total of equity and other investments related to unconsolidated entities included in other long term assets of the Company’s consolidated balance sheet were $90 million and $42 million.
Recently Issued Accounting Pronouncements Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which enhances reportable segment disclosure requirements, including significant segment expenses and interim disclosures (“Topic 280”). The guidance allows for disclosure of multiple measures of a reportable segment’s profit or loss, and it requires that public entities with a single reportable segment provide all disclosures required by the ASU and all existing disclosures in Topic 280. The Company adopted the new standard effective March 31, 2025 on a retrospective basis. The adoption of this ASU affects only the Company’s disclosures, with no impacts to its financial condition or results of operations.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires disclosure of disaggregated information about an entity’s effective tax rate reconciliation as well as information on income taxes paid by jurisdiction. The standard is effective for fiscal periods beginning after December 15, 2024. The Company plans to adopt this standard prospectively in fiscal 2026 and the expected impacts will be on its disclosures only with no impact to its financial condition and results of operations.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which is intended to enhance transparency into the nature and function of certain expenses as specified by the ASU. The guidance does not change the expense captions an entity presents on the face of the income statement; rather, it requires public business entities to provide disaggregated disclosures of certain expense captions in the notes to the financial statements. The ASU is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, and can be applied retrospectively or prospectively. The Company is currently assessing the impact of this update, however, its adoption will affect only the Company’s disclosures, with no impacts to its financial condition or results of operations.
Other recent accounting pronouncements issued during fiscal 2025 and through the filing date that have not yet been adopted are not expected to have a material impact on the Company's present or historical consolidated financial statements.
3. Revenue
For each of the fiscal years 2025, 2024, and 2023, approximately 98%, 98%, and 97%, respectively, of the Company’s revenue was generated from contracts with an agency or department of the U.S. government, including contracts where the Company performed either as a prime contractor or subcontractor, and regardless of the geographic location in which the work was performed.
Disaggregation of Revenue
We disaggregate our revenue from contracts with customers by contract type and by customer type, as well as by whether the Company acts as prime contractor or subcontractor, as we believe these categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following series of tables presents our revenue disaggregated by these categories.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)

Revenue by Contract Type:
	Fiscal Year Ended March 31,
	2025		2024		2023
Cost-reimbursable	$6,865	57%	$5,874	55%	$4,909	53%
Time-and-materials	2,707	23%	2,530	24%	2,297	25%
Fixed-price	2,408	20%	2,258	21%	2,053	22%
Total Revenue	$11,980	100%	$10,662	100%	$9,259	100%

Revenue by Customer Type (1):
	Fiscal Year Ended March 31,
	2025		2024		2023
Defense Customers	$5,943	49%	$5,061	47%	$4,230	46%
Intelligence Customers	1,867	16%	1,763	17%	1,684	18%
Civil Customers (2)	4,170	35%	3,838	36%	3,345	36%
Total Revenue	$11,980	100%	$10,662	100%	$9,259	100%
(1) Customer type is based on public market as defined by government agency hierarchy mapping. Certain contracts were reassigned between the various verticals of our U.S. government business shown in the table above to better align our operations to the customers we serve within each market. Comparative periods revenue by customer type has been reclassified to reflect the changes.
(2) Beginning in fiscal 2025, Civil Customers includes revenue from Global Commercial Customers, which was previously separately reported. Prior periods’ revenues have been reclassified to reflect this change.

Revenue by Whether the Company Acts as Prime Contractor or a Subcontractor:
	Fiscal Year Ended March 31,
	2025		2024		2023
Prime Contractor	$11,397	95%	$10,143	95%	$8,756	95%
Subcontractor	583	5%	519	5%	503	5%
Total Revenue	$11,980	100%	$10,662	100%	$9,259	100%
Performance Obligations
As of March 31, 2025 and 2024, the Company had $9.5 billion and $8.7 billion of remaining performance obligations, respectively. We expect to recognize approximately 65% of the remaining performance obligations as of March 31, 2025 as revenue over the next 12 months, and approximately 70% over the next 24 months. The remainder is expected to be recognized thereafter.
Contract Balances
The following table summarizes the contract assets and liabilities, and accounts receivable, net of allowance recognized on the Company’s consolidated balance sheets:

	March 31,
	2025	2024
Current assets:
Accounts receivable–billed	$781	$700
Accounts receivable–unbilled (contract assets)	1,491	1,347
Allowance for credit losses	(1)	—
Accounts receivable, net	2,271	2,047
Other long-term assets:
Accounts receivable–unbilled (contract assets)	58	57
Total accounts receivable, net	$2,329	$2,104
Other current liabilities
Advance payments, billings in excess of costs incurred and deferred revenue (contract liabilities)	$18	$16

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
To determine revenue recognized from contract liabilities during the reporting periods, the Company allocates revenue recognized during the period to the beginning balances of individual contract liabilities first, until the revenue exceeds the liability balances. For fiscal 2025, 2024 and 2023, we recognized revenue of $12 million, $17 million and $24 million, respectively, related to our contract liabilities on April 1, 2024, 2023 and 2022, respectively.
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
The Company currently has outstanding shares of Class A Common Stock. Holders of unvested Class A Restricted Common Stock are entitled to participate in non-forfeitable dividends or other distributions (“participating securities”). These unvested restricted shares participated in the Company's dividends declared and paid in each quarter of fiscal 2025, 2024, and 2023. As such, EPS is calculated using the two-class method whereby earnings are reduced by distributed earnings as well as any available undistributed earnings allocable to holders of these unvested restricted shares. A reconciliation of the income used to compute basic and diluted EPS for the periods presented are as follows:

	Fiscal Year Ended March 31,
	2025	2024	2023
Numerator: (1)
Earnings for basic computations	$930	$601	$270
Earnings for diluted computations	$930	$601	$270
Denominator:
Weighted-average common stock shares outstanding, basic	127,763,166	130,366,501	132,161,646
Dilutive stock options and restricted stock	527,251	449,402	554,790
Weighted-average common stock shares outstanding, diluted (2)	128,290,417	130,815,903	132,716,436
Earnings per share of common share:
Basic	$7.28	$4.61	$2.04
Diluted (2)	$7.25	$4.59	$2.03
(1) The difference between earnings for basic and diluted computations and net income presented on the consolidated statements of operations is due to undistributed earnings and dividends allocated to the participating securities. During fiscal 2025, 2024, and 2023, respectively, approximately 0.7 million, 1.1 million, and 1.1 million shares of participating securities were paid dividends totaling $1 million, $2 million, and $2 million, respectively. There were undistributed earnings of $4 million, $3 million, and less than a million allocated to the participating class of securities in both basic and diluted earnings per share of common stock for fiscal 2025, 2024, and 2023, respectively.
(2) The impact of anti-dilutive options excluded from the calculation of diluted EPS was not material during the periods presented.
5. Acquisitions and Divestitures
Acquisitions
Everwatch Corp.
On October 14, 2022, the Company completed the acquisition of EverWatch Corp. (“EverWatch”), a leading provider of advanced solutions to the defense and intelligence communities for approximately $445 million, net of post-closing adjustments and also incurred transaction costs as part of the acquisition. The acquisition was funded with cash on hand and was accounted for under the acquisition method of accounting. As a result of the transaction, EverWatch became a wholly owned subsidiary of Booz Allen Hamilton Inc.
The Company recognized $109 million of intangible assets which consists primarily of contract assets and were valued using the excess earnings method discounted cash flow approach, incorporating Level 3 inputs as described under the fair value hierarchy of Topic 820. These unobservable inputs reflect the Company's own judgment about which assumptions market participants would use in pricing an asset on a non-recurring basis. The intangible assets will be amortized over the estimated useful life of fourteen years. The goodwill of $331 million is primarily attributable to EverWatch's specialized workforce and the expected synergies between the Company and EverWatch, and is non-deductible for tax purposes.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
PAR Government Systems Corporation
On June 7, 2024, the Company completed the acquisition of PAR Government Systems Corporation (“PGSC”), previously a wholly owned subsidiary of PAR Technology Corporation, for approximately $99 million, net of post-closing adjustments and incurred transaction costs as part of the acquisition. PGSC was founded in 1985 and headquartered in Rome, New York, and delivers differentiated services and solutions in strategic mission areas, including the provision of real-time communications and mobile situational awareness to maintain battlespace dominance for a range of government customers. The acquisition was funded with cash on hand. As a result of the transaction, PGSC became a wholly owned subsidiary of Booz Allen Hamilton Inc.
The acquisition was accounted for under the acquisition method of accounting. The Company completed the determination of fair values of the acquired assets and liabilities assumed during the fourth quarter of fiscal 2025.
The goodwill recognized of $61 million is primarily attributable to PGSC’s specialized workforce and the expected synergies between the Company and PGSC, and is deductible for tax purposes. The intangible assets recognized of $27 million consist primarily of contract assets and are being amortized over the estimated useful life of twelve years.
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
As a result of this transaction, the Company de-recognized the assets and liabilities associated with the MENA business and recognized a pre-tax gain of $31 million in the second quarter of fiscal 2023, which is reflected in other income (expense), net, on the consolidated statement of operations.
6. Goodwill and Intangible Assets
Goodwill
Goodwill was $2,405 million and $2,344 million as of March 31, 2025 and March 31, 2024, respectively. The $61 million increase in the carrying amount of goodwill was attributable to the Company's finalization of the accounting for the acquisition of PGSC.
Intangible Assets
Intangible assets consisted of the following:

	March 31, 2025			March 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer contracts and related customer relationships	$619	$305	$314	$592	$238	$354
Software	168	109	59	146	89	57
Total amortizable intangible assets	$787	$414	$373	$738	$327	$411
Unamortizable intangible assets:
Trade name	$190	$—	$190	$190	$—	$190
Total	$977	$414	$563	$928	$327	$601
The $27 million increase in the gross carrying value of amortizable intangible assets (excluding software) was primarily attributable to the Company’s acquisition of PGSC.
Amortization expense for fiscal 2025, 2024, and 2023 was $95 million, $93 million, and $94 million, respectively.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
The following table summarizes the estimated annual amortization expense for future periods:

For the Fiscal Year Ended March 31,
2026	$86
2027	66
2028	57
2029	48
2030	40
Thereafter	76
Total estimated amortization expense	$373
7. Property and Equipment, Net
The components of property and equipment, net were as follows:

	March 31,
	2025	2024
Furniture and equipment	$113	$121
Computer equipment	109	108
Leasehold improvements	236	270
Total	458	499
Less: Accumulated depreciation and amortization	(281)	(311)
Property and equipment, net	$177	$188
Depreciation expense relating to property and equipment for fiscal 2025, 2024, and 2023 was $41 million, $41 million, and $43 million, respectively. Amortization expense related to leasehold improvements for fiscal 2025, 2024, and 2023 was $29 million, $30 million, and $28 million, respectively. During fiscal 2025 and 2024, the Company reduced the gross cost and accumulated depreciation and amortization by $90 million and $36 million, respectively, for zero net book value assets deemed no longer in service.
8. Accounts Payable and Other Accrued Expenses
Accounts payable and other accrued expenses consisted of the following:

	March 31,
	2025	2024
Vendor payables	$693	$653
Provision for claimed costs	245	364
Accrued interest	$16	$14
Accrued expenses	33	20
Total accounts payable and other accrued expenses	$987	$1,051
See Note 19, “Commitments and Contingencies,” to the consolidated financial statements for information on the Company’s provision for claimed costs.
9. Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following:

	March 31,
	2025	2024
Accrued payroll (1)	$328	$170
Accrued retirement	85	57
Accrued paid time off	242	223
Other	47	56
Total accrued compensation and benefits	$702	$506
(1) The balance in accrued payroll includes salary, bonuses and related payroll tax liabilities. Fiscal 2025 includes the effect of the shift in the Company’s payroll cadence during fiscal 2025.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
10. Debt
Debt consisted of the following on the dates below:

	March 31, 2025		March 31, 2024
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Term Loan A	5.675%	$1,526	6.677%	$1,588
Senior Notes due 2028	3.875%	700	3.875%	700
Senior Notes due 2029	4.000%	500	4.000%	500
Senior Notes due 2033	5.950%	650	5.950%	650
Senior Notes due 2035	5.950%	650	—%	—
Less: Unamortized debt issuance costs and discount on debt		(28)		(26)
Total		3,998		3,412
Less: Current portion of long-term debt		(83)		(62)
Long-term debt, net of current portion		$3,915		$3,350
Credit Agreement
Booz Allen Hamilton Inc. (“Booz Allen Hamilton”), Booz Allen Hamilton Investor Corporation, and certain wholly owned subsidiaries of Booz Allen Hamilton are parties to a Credit Agreement dated as of July 31, 2012, as amended (the “Credit Agreement”), with certain institutional lenders and Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Lender. As of March 31, 2025, the Credit Agreement provided Booz Allen Hamilton with a $1,526 million Term Loan A (“Term Loan A”) and a $1.0 billion revolving credit facility (the “Revolving Credit Facility”), with a sub-limit for letters of credit of $200 million. As of March 31, 2025, the maturity date of the Term Loan A and the Revolving Commitments is September 7, 2027. Voluntary prepayments of the Term Loan A and the Revolving Loans are permitted at any time, in minimum principal amounts, without premium or penalty.
On July 27, 2023 (the “Tenth Amendment Effective Date”), Booz Allen Hamilton entered into a Tenth Amendment (the “Amendment”) to the Credit Agreement (as amended prior to the Tenth Amendment Effective Date, the “Existing Credit Agreement” and, as amended by the Amendment, the “Amended Credit Agreement”) with Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”), and the lenders and other financial institutions party thereto, in order to make permanent certain changes to the Existing Credit Agreement in connection with Booz Allen Hamilton obtaining investment grade ratings from both Moody's and S&P and to make certain additional changes in connection therewith, including, among other things, (i) removing the requirements for the obligations under the Amended Credit Agreement to be secured, (ii) removing the requirement for any subsidiary or other affiliate of Booz Allen Hamilton (other than the Company) to provide any guarantee of the obligations under the Amended Credit Agreement, and (iii) removing or modifying certain covenants applicable to Booz Allen Hamilton. Pursuant to the Amendment, all guarantees in respect of the Existing Credit Agreement have been released. The Amendment did not impact any of the terms of the Credit Agreement related to amortization or payments. On the Tenth Amendment Effective Date in connection with the Amendment, the Company entered into a Guarantee Agreement (the “Guarantee Agreement”) in favor of the Administrative Agent, pursuant to which the Company guarantees on an unsecured basis the obligations of Booz Allen Hamilton under the Amended Credit Agreement subject to certain conditions.
Term Loan A amortizes in consecutive quarterly installments in an amount equal to 1.25% of the stated principal amount of Term Loan A. The remaining balance of Term Loan A will be payable upon maturity.
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

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
The Company occasionally borrows under the Revolving Credit Facility for our working capital needs. During the fourth quarter of fiscal 2025, the Company borrowed $200 million under the Revolving Credit Facility for our working capital needs, which was subsequently repaid with the proceeds from the bond offering in the same quarter. As of March 31, 2025 and March 31, 2024, respectively, there was no outstanding balance on the Revolving Credit Facility.
Borrowings under Term Loan A, and if used, the Revolving Credit Facility, incur interest at a variable rate. As of March 31, 2025, Booz Allen Hamilton had interest rate swaps with an aggregate notional amount of $550 million. These instruments hedge the variability of cash outflows for interest payments on Term Loan A and the Revolving Credit Facility. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense (see Note 11, “Derivatives,” to the consolidated financial statements).
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. In connection with Booz Allen Hamilton obtaining investment grade ratings from both Moody's and S&P, certain activities previously restricted by certain negative covenants are permitted subject to pro forma compliance with the financial covenants and no events of default having occurred or are continuing. In addition, Booz Allen Hamilton is required to meet certain financial covenants at each quarter end, namely the Consolidated Net Total Leverage Ratio. As of March 31, 2025 and March 31, 2024, Booz Allen Hamilton was in compliance with all financial covenants associated with its debt.
Senior Notes
On March 14, 2025, Booz Allen Hamilton issued $650 million aggregate principal amount of its 5.950% Senior Notes due April 15, 2035 (the “Senior Notes due 2035”) under an Indenture, dated as of August 4, 2023, and Second Supplemental Indenture, dated as of March 14, 2025, among Booz Allen Hamilton, the Company, as parent guarantor, and U.S. Bank Trust Company, National Association, as trustee.
The following table summarizes the material terms of the senior notes issued by Booz Allen Hamilton as of March 31, 2025:

	Indenture Date	Principal (in millions)	Interest Rate	Maturity Date	Interest Payable	Issuance Costs (in millions)
Senior Notes due 2035	3/14/2025	$650	5.950%	4/15/2035	April and October 15	$6
Senior Notes due 2033	8/4/2023	$650	5.950%	8/4/2033	February and August 4	$12
Senior Notes due 2029	6/17/2021	$500	4.000%	7/1/2029	July and January 1	$7
Senior Notes due 2028	8/24/2020	$700	3.875%	9/1/2028	March and September 1	$9
The Senior Notes due 2035 and 2033 are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Booz Allen Hamilton Holding Corporation and rank equally and ratably in right of payment with all of Booz Allen Hamilton’s and Booz Allen Hamilton Holding Corporation’s other unsecured and unsubordinated indebtedness outstanding from time to time, pursuant to the relevant indenture. The Senior Notes due 2029 and 2028 are unsecured and are guaranteed by certain subsidiaries of Booz Allen Hamilton and rank equally in right of payment with all of Booz Allen Hamilton’s and the respective subsidiary guarantors’ existing and future senior indebtedness and rank senior in right of payment to any of Booz Allen Hamilton’s future subordinated indebtedness, pursuant to the relevant indenture. We refer to the Senior Notes due 2035, Senior Notes due 2033, Senior Notes due 2029 and Senior Notes due 2028, together, as the “Senior Notes”.
Interest is payable on the Senior Notes semi-annually in cash in arrears, with the principal due at maturity. Issuance Costs were recorded as an offset against the carrying value of respective debt and are being amortized to interest expense over the term of the respective debt.
All the Senior Notes’ indentures contain certain covenants, events of default, and other customary provisions. In connection with the Senior Notes obtaining investment grade ratings from Moody’s and S&P, in January 2023, certain negative covenants in the indentures governing the Senior Notes 2028 and Senior Notes 2029 were suspended.
The Senior Notes are generally subject to redemption, in whole or in part, at Booz Allen Hamilton’s option, in whole or in part, at any time and from time to time, at the redemption prices specified in their respective indenture and outlined below:

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)

	Optional Redemption Date	Redemption Price
Senior Notes due 2035	present - 1/14/2035	The greater of 1) the present value of the remaining payments plus 100% of the principal being redeemed, less accrued interest and 2) 100% of the principal amount being redeemed*
	1/15/2035 - maturity	100% of the principal amount being redeemed *
Senior Notes due 2033	present - 5/4/2033	The greater of 1) the present value of the remaining payments plus 100% of the principal being redeemed, less accrued interest and 2) 100% of the principal amount being redeemed*
	5/4/33 - maturity	100% of the principal amount being redeemed*
Senior Notes due 2029	present - 6/30/2025	102% of the principal amount being redeemed*
	7/1/2025 - 6/30/2026	101% of the principal amount being redeemed*
	7/1/2026 - maturity	100% of the principal amount being redeemed*
Senior Notes due 2028	present - 8/31/2025	100.969% of the principal amount being redeemed*
	9/1/2025 - maturity	100% of the principal amount being redeemed*
*plus any unpaid interest
Scheduled Maturities and Interest Expense
The following table summarizes required future debt repayments:

	Payments Due By March 31,
	Total	2026	2027	2028	2029	2030	Thereafter
Term Loan A	$1,526	$83	$83	$1,360	$—	$—	$—
Senior Notes due 2028	700	—	—	—	700	—	—
Senior Notes due 2029	500	—	—	—	—	500	—
Senior Notes due 2033	650	—	—	—	—	—	650
Senior Notes due 2035	650	—	—	—	—	—	650
Interest on indebtedness	1,105	194	206	159	111	87	348
Total	$5,131	$277	$289	$1,519	$811	$587	$1,648
Interest expense consisted of the following:

	Fiscal Year Ended March 31,
	2025	2024	2023
Term Loan A	$100	$108	$63
Term Loan B	—	—	5
Revolving Credit Facility	1	1	—
Senior Notes	88	73	47
Amortization of Debt Issuance Cost (DIC) and Original Issue Discount (OID) (1)	6	5	4
Interest Rate Swaps	(10)	(15)	(1)
Other	1	1	1
Total Interest Expense	$186	$173	$119
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
11. Derivatives
The Company utilizes derivative financial instruments to manage interest rate risk related to its variable rate debt. The Company’s objectives in using these interest rate derivatives, which were designated as cash flow hedges, are to manage its exposure to interest rate movements and reduce volatility of interest expense. The Company’s outstanding interest rate swaps have a total notional amount of $550 million as of March 31, 2025 and mature from June 30, 2025 to June 30, 2027. The variable-to-fixed interest rate swaps effectively convert a portion of the variable rate debt into fixed interest rate debt.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
For interest rate swaps designated as cash flow hedges, the changes in the fair value of derivatives is recorded in Accumulated Other Comprehensive Income (Loss) (“AOCI”), net of taxes, and are subsequently reclassified into interest expense, net in the period that the hedged forecasted interest payments are made on the Company's variable-rate debt. See Note 15, “Accumulated Other Comprehensive Income (Loss),” and Note 10, “Debt,” to the consolidated financial statements for additional information on reclassifications from AOCI and interest payments related to the derivatives, and Note 18, “Fair Value Measurements,” to the consolidated financial statements for additional information on the fair values and location of our derivative instruments on the consolidated balance sheets.
Over the next 12 months, the Company estimates that $1 million will be reclassified as a decrease to interest expense. Cash flows associated with periodic settlements of interest rate swaps are classified as operating activities in the consolidated statement of cash flows.
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
The Company’s total lease cost is recorded primarily within general and administrative expenses on the consolidated statement of operations and consisted of the following:

	Fiscal Year Ended March 31,
	2025	2024	2023
Operating lease cost	$64	$64	$69
Short-term lease cost	1	1	—
Variable lease cost	14	13	11
Total operating lease costs	$79	$78	$80
Future minimum operating lease payments for noncancelable operating leases as of March 31, 2025 are as follows:

For the Fiscal Year Ending March 31,	Operating Lease Payments
2026	$52
2027	66
2028	56
2029	28
2030	24
Thereafter	25
Total future lease payments	251
Less: imputed interest	(30)
Total lease liabilities	$221
Supplemental cash flow information related to leases was as follows:

	Fiscal Year Ended March 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$71	$76	$67
Operating lease liabilities arising from obtaining ROU assets (1)	$54	$40	$17
(1) Includes all noncash increases and decreases arising from new or remeasured operating lease arrangements

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
Other information related to leases was as follows:

	March 31,
	2025	2024
Weighted average remaining lease term (in years)	4.3	4.5
Weighted average discount rate	5%	5%
13. Income Taxes
The components of income tax expense were as follows:

	Fiscal Year Ended March 31,
	2025	2024	2023
Current
U.S. Federal	$280	$229	$355
State and local	90	117	87
Foreign	5	3	9
Total current	375	349	451
Deferred
U.S. Federal	(73)	(94)	(300)
State and local	(18)	(6)	(50)
Foreign	—	(1)	(4)
Total deferred	(91)	(101)	(354)
Total	$284	$248	$97
A reconciliation of the provision for income tax to the amount computed by applying the statutory federal income tax rate to income from continuing operations before income taxes for each of the three years ended March 31 is as follows:

	Fiscal Year Ended March 31,
	2025	2024	2023
Income tax expense computed at U.S. federal statutory rate	$256	$179	$77

Increases (reductions) resulting from:
State and local income taxes, net of federal tax	55	85	33
Foreign income taxes, net of federal tax	—	(8)	5
Non-deductible expenses, including non-deductible penalties	7	5	35
Excess tax benefits from stock-based compensation	(6)	(10)	(5)
Research and development and other federal credits	(40)	(31)	(33)
Executive compensation -162(m)	7	6	4
Foreign-Derived Intangible Income (FDII)	(13)	(14)	(16)
Changes in uncertain tax positions (including indirect effects)	27	38	(6)
Other	(9)	(2)	3
Income tax expense from operations	$284	$248	$97
Tax Receivables and Payables
The Company has both income tax receivables and income tax payable on its consolidated balance sheet as follows:

	March 31,
	2025	2024
Current income tax receivable	$76	$47
Long term income tax receivable	$152	$152
Current income tax payable	$10	$11

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
Current income tax receivable represents previously made estimated payments that will be applied to the Company’s future U.S. federal and state tax returns. This amount is classified as prepaid expenses and other current assets on the consolidated balance sheet. Current income tax payable represents current liabilities associated with the Company’s current tax returns that the Company intends to file in fiscal 2026. This amount is classified as other current liabilities on the consolidated balance sheet.
The long-term income tax receivable represents the amended U.S. federal return refund claims for research and development tax credits and the carryback claim for the fiscal 2021 net operating loss which is classified as other long-term assets on the consolidated balance sheet. The Company is currently under federal audit by the IRS for fiscal years 2016, 2017 and 2019-2021 and the receipt of our U.S federal return refund claims is contingent upon the completion of the ongoing IRS audit.
Deferred Taxes
The significant components of the Company’s deferred income tax assets and liabilities were as follows:

	March 31,
	2025	2024
Deferred income tax assets:
Accrued expenses	$66	$103
Deferred compensation	59	54
Stock-based compensation	12	11
Postretirement benefits	47	35
Net operating loss and other carryforwards	9	10
Research and development expenditures and indirect effects	335	248
State tax credits	1	—
Operating lease liabilities	62	64
Other	12	10
Total gross deferred income tax assets	603	535
Less: Valuation allowance	(9)	(8)
Total net deferred income tax assets	594	527
Deferred income tax liabilities:
Unbilled receivables	(89)	(132)
Intangible assets	(100)	(93)
Property and equipment	(25)	(26)
Operating lease right-of-use assets	(46)	(45)
Other	(2)	(4)
Total deferred income tax liabilities	(262)	(300)
Net deferred income tax asset	$332	$227
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
As of March 31, 2025 and 2024, the Company had available federal, state, and foreign net operating loss (“NOL carryforwards”) of $10 million and $9 million, respectively, that may be applied against future taxable income. The federal net operating loss of $1 million is attributable to an acquisition and will begin to expire in fiscal 2037. The state net operating loss of $4 million is primarily attributable to losses in jurisdictions in which the Company does not file a consolidated return. The foreign net operating loss of $5 million is primarily attributable to operations in jurisdictions where the Company has not historically been profitable. The Company recorded a partial valuation allowance against those federal, state and foreign net operating losses it believes will expire prior to utilization.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
Uncertain Tax Positions
The Company maintains reserves for uncertain tax positions related to unrecognized income tax benefits. These reserves involve considerable judgment and estimation and are evaluated by management based on the best information available including changes in tax laws and other information. As of March 31, 2025, 2024, and 2023, the Company has recorded $142 million, $115 million, and $552 million, respectively, of reserves for uncertain tax positions which include potential tax benefits of $125 million, $104 million, and $91 million, respectively, that, when recognized, impact the effective tax rate. As of March 31, 2025 and 2024, $3 million and $1 million, respectively, of the reserve is reflected as a reduction to deferred taxes and the remaining balance is recorded as a component of other long-term liabilities in the consolidated balance sheet.
A reconciliation of the beginning and ending amount of potential tax benefits for the periods presented is as follows:

	March 31,
	2025	2024	2023
Beginning of year	$104	$548	$79
Increases in prior year position	4	41	—
Increases in current year position	17	13	470
Decreases in prior year position	—	(474)	(1)
Settlements with taxing authorities	—	(24)	—
Lapse of statute of limitations	—	—	—
End of year	$125	$104	$548
The Company recognized accrued interest and penalties of $7 million, $7 million and $3 million for fiscal 2025, 2024, and 2023, respectively, related to the reserves for uncertain tax positions in the income tax provision. The total reserve for uncertain tax positions includes accrued penalties and interest of approximately $20 million, $13 million and $6 million at March 31, 2025, 2024, and 2023, respectively. The Company is subject to taxation in the United States and various state and foreign jurisdictions. As of March 31, 2025, the Company's tax years ended March 31, 2016 and forward are open and subject to examination by the federal tax authorities. The Company is currently under federal audit by the Internal Revenue Service (“IRS”) for fiscal years 2016, 2017 and 2019-2021. The other jurisdictions currently open or under examination are not considered to be material.
It is difficult to predict the ultimate outcome or the timing of resolution for uncertain tax positions. It is reasonably possible that the amount of unrecognized tax benefits could significantly change within the next twelve months. However, an estimate of the range of reasonably possible outcomes cannot be made. Items that may cause changes to unrecognized tax benefits include the amount of research and development tax credits available in the United States and various state jurisdictions. These changes could result from the completion of the ongoing IRS examination, the expiration of the statutes of limitations, additional regulatory guidance or other unforeseen circumstances.
During fiscal 2023, 2024, and 2025, the Company recognized an increase in reserves for uncertain tax positions related to an increase in research and development tax credits available. In addition, during fiscal 2023, the Company recognized an increase in reserves for uncertain tax positions related to the required capitalization of research and development expenditures, which was reversed in fiscal 2024 as a result of additional guidance provided by the IRS. Furthermore, during fiscal 2024, the Company received an unfavorable ruling from the District of Columbia Court of Appeals related to contested tax assessments from the District of Columbia Office of Tax and Revenue (“DC OTR”) for fiscal years 2013 through 2015.
14. Employee Benefit Plans
Defined Contribution Plan
The Company sponsors the Employees’ Capital Accumulation Plan (the “ECAP”), which is a qualified defined contribution plan that covers eligible U.S. and certain international employees. ECAP provides for distributions to participants by reason of retirement, death, disability, or termination of employment. The Company provides an annual matching contribution of up to 6% of eligible annual compensation. Total expense recognized under ECAP for fiscal 2025, 2024, and 2023 was $249 million, $218 million, and $191 million, respectively, and the Company-paid contributions were $240 million, $213 million, and $186 million, respectively.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
Post Retirement Benefits
The Company provides postretirement healthcare benefits to former officers under a medical indemnity insurance plan, with premiums paid by the Company. This plan is referred to as the Officer Medical Plan. The Company recognizes a liability for the defined benefit plans' underfunded status, measures the defined benefit plans' obligations that determine its funded status as of the end of the fiscal year, and recognizes as a component of accumulated other comprehensive income the changes in the defined benefit plans' funded status that are not recognized as components of net periodic benefit cost. See Note 15, “Accumulated Other Comprehensive Income (Loss),” to the consolidated financial statements.
The service cost component of net periodic benefit cost is included in cost of revenue and general and administrative expenses, and the non-service cost components of net periodic benefit cost (interest cost and net actuarial loss) are included as part of other income (expense), net in the accompanying consolidated statements of operations.
The weighted-average discount rate used to determine the year-end benefit obligation for the Officer Medical Plan were 5.55%, 5.20% and 4.90% for fiscal 2025, 2024, and 2023, respectively.
Assumed healthcare cost trend rates for the Officer Medical Plan at March 31 were as follows:

Pre-65 initial rate	2025	2024
Healthcare cost trend rate assumed for next year	8.25%	7.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2034	2033

Post-65 initial rate	2025	2024
Healthcare cost trend rate assumed for next year	8.95%	7.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2034	2033
The changes in the benefit obligation of the unfunded Officer Medical Plan were as follows:

	Fiscal Year Ended March 31,
	2025	2024	2023
Benefit obligation, beginning of the year (1)	$127	$106	$114
Service cost	6	5	6
Interest cost	6	5	4
Net actuarial loss (gain)	41	17	(14)
Benefits paid	(6)	(6)	(4)
Benefit obligation, end of the year (1)	$174	$127	$106
(1) The short term and long term portion of the Officer Medical Plan’s benefit obligation is included in accrued compensation and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.
The net actuarial loss related to the benefit obligation in fiscal 2025 was primarily due to unfavorable updates in estimated medical claims and medical inflation, partially offset by an increase in the discount rate. The net actuarial loss related to the benefit obligation in fiscal 2024 was primarily due to unfavorable updates in estimated medical claims, medical inflation, and demographic assumptions, partially offset by increases in discount rates. The net actuarial gain related to the benefit obligation in fiscal 2023 was primarily due to a favorable change from using an amounts-weighted to a headcount-weighted mortality table and increases in discount rates, partially offset by updates to estimated medical costs and the outlook of higher future medical inflation.
The expected future medical benefit payments and related contributions are as follows:

For the Fiscal Year Ending March 31,
2026	$7
2027	7
2028	8
2029	9
2030	10
2031 - 2035	60
Total	$101

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
15. Accumulated Other Comprehensive Income (Loss)
All amounts recorded in other comprehensive income (loss) (“OCI”) are related to the Company's post-retirement plans and interest rate swaps designated as cash flow hedges. The following table presents the changes in Accumulated OCI:

	Post-retirement plans	Derivatives designated as cash flow hedges	Total
Balance at March 31, 2022	$9	$—	$9
OCI, before reclassifications to earnings and income taxes	15	15	30
Income taxes	(4)	(4)	(8)
OCI before reclassifications to earnings, net of income taxes	11	11	22
Amounts reclassified from AOCI to earnings, before income taxes	—	(1)	(1)
Income taxes	—	—	—
Amounts reclassified from AOCI to earnings, net of income taxes(1)	—	(1)	(1)
Current-period OCI, net of income taxes	11	10	21
Balance at March 31, 2023	$20	$10	$30
OCI, before reclassifications to earnings and income taxes	(21)	12	(9)
Income taxes	4	(3)	1
OCI before reclassifications to earnings, net of income taxes	(17)	9	(8)
Amounts reclassified from AOCI to earnings, before income taxes	(2)	(15)	(17)
Income taxes	1	4	5
Amounts reclassified from AOCI to earnings, net of income taxes(1)	(1)	(11)	(12)
Current-period OCI, net of income taxes	(18)	(2)	(20)
Balance at March 31, 2024	$2	$8	$10
OCI, before reclassifications to earnings and income taxes	(42)	(2)	(44)
Income taxes	11	1	12
OCI before reclassifications to earnings, net of income taxes	(31)	(1)	(32)
Amounts reclassified from AOCI to earnings, before income taxes (1)	1	(10)	(9)
Income taxes	—	2	2
Amounts reclassified from AOCI to earnings, net of income taxes	1	(8)	(7)
Current-period OCI, net of income taxes	(30)	(9)	(39)
Balance at March 31, 2025	$(28)	$(1)	$(29)
(1)The reclassifications from accumulated OCI to net income are included in interest expense, net in the Consolidated Statements of Operations.
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

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
Share Repurchase Program
On December 12, 2011, the Board of Directors initially approved a share repurchase program, which was most recently increased by $500 million to $3,585 million on January 28, 2025. A special committee of the Board evaluates market conditions and other relevant factors and initiates repurchases under the program from time to time. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. During fiscal 2025, the Company purchased 5.6 million shares of Class A Common Stock in a series of open market transactions for $764 million. During fiscal 2024, the Company purchased 3.2 million shares of Class A Common Stock in a series of open market transactions for $373 million. As of March 31, 2025, the Company had $745 million remaining under the share repurchase program.
Dividends
The following table summarizes the cash distributions recognized in the consolidated statement of cash flows:

	Fiscal Year Ended March 31,
	2025	2024	2023
Recurring dividends (1)	$268	$254	$236
(1) Amounts represent recurring quarterly dividends that were declared and paid for during each quarter of fiscal 2025, 2024, and 2023.
17. Stock-based Compensation
The following table summarizes stock-based compensation expense recognized in the consolidated statements of operations:

	Fiscal Year Ended March 31,
	2025	2024	2023
Cost of revenue	$35	$44	$43
General and administrative expenses	59	51	37
Total	$94	$95	$80
Our stock-based compensation expense, primarily related to stock options, time-based and performance-based restricted stock awards, is measured at the grant date fair value and recognized ratably over the vesting period. The Company uses the Black-Scholes option-pricing model to determine the estimated fair value for stock option awards. The fair value of the Company’s restricted stock awards are generally based on the closing price of its common stock on the New York Stock Exchange on the date of grant. The fair value of performance-based awards that also have market conditions is measured using a Monte Carlo model. Compensation expense for performance-based awards is estimated at each reporting date using management's expectation of the probable achievement of the specified performance criteria of each tranche during the respective performance periods.
As of March 31, 2025 and 2024, there was $68 million and $62 million, respectively, of total unrecognized compensation cost related to unvested stock-based compensation agreements. The unrecognized compensation cost as of March 31, 2025 is expected to be fully amortized over the next five years. As of March 31, 2025 and 2024, absent the effect of forfeiture or acceleration of stock compensation cost for departures of employees, the weighted average period over which the cost is expected to be amortized (excluding any future awards) is 1.7 years.
Equity Incentive Plan
Awards under the Company's Equity Incentive Plan (the “EIP”) may be made in the form of stock options; stock purchase rights; restricted stock; restricted stock units; performance shares; performance units; stock appreciation rights; deferred share units; dividend equivalents; and other stock-based awards. As of March 31, 2025 and 2024, there were 5.1 million and 6.0 million shares, respectively, available for future grants under the EIP.
Stock Options
Stock options under the EIP are granted at the discretion of the Board of Directors or its Compensation, Culture and People Committee and expire ten years from the grant date. Stock options generally vest in equal installments over a five-year period subject to the grantee’s continued service on each applicable vesting date. All options under the EIP are exercisable, upon vesting, for shares of Class A Common Stock of the Company.
As of March 31, 2025 and 2024, 0.1 million and 0.2 million options were unvested under the EIP, with a weighted average grant date fair value of $20.60 and $18.45, respectively. There were 0.7 million and 0.8 million EIP options outstanding as of March 31, 2025 and 2024, with a weighted average exercise price of $69.88 and $67.98, respectively.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
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
The Company maintains annual incentive programs for officers and key employees. The equity compensation would be issued in the form of restricted stock units of which a portion would vest based on the passage of time, and the other portion would vest based on specified performance conditions to be achieved over a specified time period. A restricted stock unit represents a contingent right to receive one share of Class A Common Stock upon vesting. Service-based restricted stock units vest in equal installments over a three-year period subject to the grantee's continued service on each applicable vesting date and are settled for shares of Class A Common Stock. Dividend equivalents are paid in respect of the service-based restricted stock units when dividends are paid on the Company's Class A Common Stock. The related expense is recognized in the accompanying consolidated statements of operations based on the grant date fair value over the vesting period.
Performance-based awards vest at the end of a three-year period, subject to certain specified financial performance criteria, the grantee's continued service through the period, and certification of final performance by the Compensation, Culture and People Committee of the Board of Directors. The performance-based awards granted during fiscal 2025 included additional market conditions related to the Company’s total stockholder return relative to its peer group over the three-year performance period. The Company recognizes compensation expense for these performance-based awards with market conditions based on the grant-date fair value calculated using a Monte Carlo model. These awards are settled for Class A Common Stock and dividend equivalents. Compensation expense for performance-based awards during the performance period is estimated at each reporting date using management's expectation of the probable achievement of the specified performance criteria.
The Company also issues equity awards under other programs in the form of restricted stock units that would vest immediately after issuance or over an applicable vesting period subject to the employee's continued service for the Company. The associated expenses are recognized in the accompanying consolidated statements of operations based on the grant date fair value.
Grants of Class A Restricted Common Stock and Restricted Stock Units
During fiscal 2025, the Board of Directors granted an aggregate of 0.7 million Restricted Stock Units with service-based and performance-based vesting conditions to officers, vice presidents, and other employees and non-employees of the Company. The awards will vest based on the applicable vesting period for the specific award subject to the employees' continued employment with the Company. The Board also granted Class A Restricted Common Stock to members of the Board during fiscal 2025. These awards generally vest over one year.
The aggregate fair value of all awards issued during fiscal 2025 was $104 million and will be recognized in the accompanying consolidated statements of operations over the applicable vesting period of the awards. The total fair value of restricted stock shares vested during fiscal 2025 and 2024 was $81 million and $86 million, respectively.
As permitted under the terms of the EIP, the Compensation, Culture and People Committee, as Administrator of the Plan, authorized the withholding of taxes not in excess of such amount as may be necessary to avoid liability award accounting, through the surrender of shares of Class A Common Stock issuable upon the vesting or accelerated vesting of Restricted Stock. As a result of these transactions, the Company repurchased 0.3 million shares and recorded them as treasury shares at a total cost of $33.4 million in fiscal 2025.
The following table summarizes unvested restricted stock activity for the periods presented:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Restricted Stock Awards
Unvested at March 31, 2024	1,110,663	$93.46
Granted	684,649	151.85
Vested	747,694	108.33
Forfeited	43,824	124.59
Unvested at March 31, 2025 (1)	1,003,794	$120.89
(1) Unvested restricted stock includes 0.2 million shares of performance-based awards that completed the three-year performance period but remained unsettled at March 31, 2025, subject to the certification of final performance by the Compensation, Culture and People Committee of the Board of Directors.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
Employee Stock Purchase Plan
The Company offers a tax qualified Employee Stock Purchase Plan (the “ESPP”) which is designed to enable eligible employees to periodically purchase shares of the Class A Common Stock at a five percent discount from the fair market value of the Class A Common Stock. The ESPP provides for quarterly offering periods. For the year ended March 31, 2025, 0.3 million shares of Class A Common Stock were purchased by employees under the ESPP. Since the program's inception, 4.0 million shares of the total 10.0 million shares available have been purchased by employees.
18. Fair Value Measurements
Recurring Fair Value Measurements
The financial instruments measured at fair value on a recurring basis in the accompanying consolidated balance sheets consist of the following:

	Recurring Fair Value Measurements as of March 31, 2025
	Level 1	Level 2	Total
Assets:
Current derivative instruments (1)	$—	$1	$1
Long term deferred compensation plan asset (2)	35	—	35
Total Assets	$35	$1	$36
Liabilities:
Current derivative instruments (1)	—	1	1
Long-term derivative instruments (1)	—	2	2
Long term deferred compensation plan liability (2)	35	—	35
Total Liabilities	$35	$3	$38

	Recurring Fair Value Measurements as of March 31, 2024
	Level 1	Level 2	Total
Assets:
Current derivative instruments (1)	$—	$9	$9
Long-term derivative instruments (1)	—	1	1
Long term deferred compensation plan asset (2)	$29	$—	$29
Total Assets	$29	$10	$39
Liabilities:
Long term deferred compensation plan liability (2)	29	—	29
Total liabilities	$29	$—	$29
(1) The Company’s interest rate swaps are considered over-the-counter derivatives which are recorded in the consolidated balance sheet on a gross basis at estimated fair value. Fair value is estimated based on the present value of future cash flows using a model-derived valuation that uses Level 2 observable inputs such as interest rate yield curves. See Note 11, “Derivatives,” to the consolidated financial statements for further information on the Company’s derivative instruments designated as cash flow hedges.
(2) Investments in this category consist primarily of mutual funds whose fair values are determined by reference to the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. These assets are recorded in other long-term assets and represent investments held in a consolidated trust to fund the Company's non-qualified deferred compensation plan, which is recorded in other long-term liabilities on our consolidated balance sheets.
The Company did not have any Level 3 assets or liabilities as of March 31, 2025 or March 31, 2024.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
Cash, Cash Equivalents and Marketable Securities
The fair value of the Company's cash and cash equivalents, which are Level 1 inputs, approximated its carrying values at March 31, 2025 and 2024. The Company’s cash and cash equivalent balances presented on the accompanying consolidated balance sheets include $802 million and $193 million of marketable securities in money market funds as of March 31, 2025 and 2024, respectively.
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

	March 31, 2025		March 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Term Loan A	$1,526	$1,521	$1,588	$1,582
3.875% Senior Notes due 2028	700	666	700	657
4.000% Senior Notes due 2029	500	471	500	465
5.950% Senior Notes due 2033	650	651	650	673
5.950% Senior Notes due 2035	650	645	—	—
Nonrecurring Fair Value Measurements
As of March 31, 2025 and March 31, 2024, the total of our investments that are accounted for at fair value on a non-recurring basis under the measurement alternative were $85 million and $37 million, respectively. While these assets are not measured at fair value on an ongoing basis, they are subject to fair value adjustments in certain circumstances (e.g., observable price changes or impairment). We did not have any material measurement adjustments during the year ended March 31, 2025, with the exception of the assets and liabilities acquired through our acquisitions (see Note 5, “Acquisitions and Divestitures,” to the consolidated financial statements).
19. Commitments and Contingencies
Letters of Credit and Third-Party Guarantees
As of both March 31, 2025 and 2024, the Company was contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that totaled $4 million. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At both March 31, 2025 and 2024, approximately $1 million of these instruments reduce the available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $3 million facility, formerly $8 million, of which less than a million and $4 million were available to the Company at March 31, 2025 and March 31, 2024, respectively.
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

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
Based upon information obtained from DCAA’s audit findings over four historical rate years, the Company changed its estimate and reduced a portion of its provision for claimed costs during the second quarters of fiscal 2025 and fiscal 2024, which resulted in increases to revenue of $122 million and $18 million, respectively, to reflect our best estimate of the final cost rates for the outstanding audit years. Operating income for the fiscal years ended March 31, 2025 and 2024 was accordingly increased by $122 million and $18 million, respectively, and net income was increased by $90 million and $14 million, respectively, (or $0.70 and $0.10, respectively, of basic and diluted earnings per common share for the fiscal years ended March 31, 2025 and 2024). Our final cost rates for the recently audited years remain subject to negotiation with the Defense Contract Management Agency (“DCMA”) Administrative Contracting Officer. Management believes it has recorded the appropriate provision for claimed costs for any audit, inquiry, or investigation of which it is aware that may be subject to any reductions and/or penalties. As of March 31, 2025 and 2024, the Company had recorded liabilities (included in accounts payable and other accrued expenses) of approximately $245 million and $364 million, respectively, for estimated adjustments to claimed costs based on its historical DCAA audit results, including the final resolution of such audits with the DCMA, for claimed costs incurred subsequent to fiscal 2011.
Litigation
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government, which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with customers and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of both March 31, 2025 and 2024, there were no material amounts accrued in the consolidated financial statements related to these proceedings.
During the second quarter of fiscal 2025, the Company secured insurance recoveries of $115 million from claims related to the Company’s settlement described in Note 20, “Commitments and Contingencies,” to the consolidated financial statements contained within our Annual Report on Form 10-K for the fiscal year ended March 31, 2024. The insurance recoveries offset our general and administrative expenses in our Consolidated Statements of Operations.
20. Business Segment Information
The Company reports operating results and financial data in one operating and reportable segment. The Company manages its business and allocates resources as a single profit center in order to promote collaboration, provide comprehensive functional service offerings across its entire customer base, and provide incentives to employees based on the success of the organization as a whole.
The Company’s chief operating decision maker (“CODM”) is its Chairman and Chief Executive Officer. Consolidated net income is the primary measure of profit used by the CODM to allocate resources and assess performance of the Company. Significant expense categories regularly provided to the CODM to manage operations are those disclosed in the consolidated statements of operations.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Disclosure Controls and Procedures
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective as of March 31, 2025.
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
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2025. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 framework). Based on this assessment, management has concluded that, as of March 31, 2025, our internal control over financial reporting was effective.
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

To the Stockholders and the Board of Directors of
Booz Allen Hamilton Holding Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Booz Allen Hamilton Holding Corporation’s internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Booz Allen Hamilton Holding Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2025, and the related notes and our report dated May 23, 2025 expressed an unqualified opinion thereon.

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
May 23, 2025

Item 9B.    Other Information.
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Information related to our directors is set forth under the caption “Proposal 1: Election of Directors” of our Proxy Statement for our Annual Meeting of Stockholders scheduled for July 23, 2025 (the “2025 Proxy Statement”). Such information is incorporated herein by reference.
Information relating to our Executive Officers is included in Part I of this Annual Report under the caption “Information about our Executive Officers.”
Information relating to compliance with Section 16(a) of the Exchange Act, to the extent required, is set forth in our 2025 Proxy Statement. Such information is incorporated herein by reference.
Information related to our code of ethics is set forth under the caption “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2025 Proxy Statement. Such information is incorporated herein by reference.
Information related to our insider trading policy is set forth under the caption “Insider Trading Policy and Policy on Hedging, Short Sales, and Speculative Transactions” of our 2025 Proxy Statement. Such information is incorporated herein by reference.
Information relating to the Audit Committee required by Item 407(d)(4) of Regulation S-K and relating to Audit Committee and Board of Directors determinations concerning whether a member of the Audit Committee is a “financial expert” as that term is defined under Item 407(d)(5) of Regulation S-K is set forth under the caption “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2025 Proxy Statement. Such information is incorporated herein by reference.
Item 11.    Executive Compensation.
Information relating to this item is set forth under the captions “Compensation Discussion and Analysis,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” of our 2025 Proxy Statement. Such information is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plans
The following table presents information concerning the securities authorized for issuance pursuant to our equity compensation plans as of March 31, 2025:

Plan Category	(a) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by securityholders	1,665,407	(1)	$69.88	5,131,836
Equity compensation plans not approved by securityholders	—		N/A	—
Total	1,665,407	(1)	$69.88	5,131,836
(1)Column (a) includes: 993,494 shares that have been granted as restricted stock units (RSUs) and 671,913 shares granted as options under our equity compensation plans. The weighted average price in column (b) does not take into account shares issued pursuant to RSUs.
Information relating to the security ownership of certain beneficial owners and management is included in our 2025 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners” and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
Information relating to this item is set forth under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2025 Proxy Statement. Such information is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services.
Information relating to this item is set forth under the caption “Independent Registered Public Accounting Firm Fees” of our 2025 Proxy Statement. Such information is incorporated herein by reference.
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

4.2
Indenture, dated August 24, 2020, among Booz Allen Hamilton Inc., the Subsidiary Guarantors party thereto and Wilmington Trust, National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 24, 2020 (File No. 001-34972))

4.3
First Supplemental Indenture, dated August 24, 2020, among Booz Allen Hamilton Inc., the Subsidiary Guarantors party thereto and Wilmington Trust, National Association (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 24, 2020 (File No. 001-34972))

4.4
Second Supplemental Indenture, dated as of November 5, 2021, among Booz Allen Hamilton Inc., the New Subsidiary Guarantors party thereto and Wilmington Trust, National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report for the period ended December 31, 2021 on Form 10-Q (File No. 001-34972))

4.5
Indenture, dated June 17, 2021, among Booz Allen Hamilton Inc., the Subsidiary Guarantors party thereto and Wilmington Trust, National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 17, 2021 (File No. 001-34972))

4.6
First Supplemental Indenture, dated June 17, 2021, among Booz Allen Hamilton Inc., the Subsidiary Guarantors party thereto and Wilmington Trust, National Association (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 17, 2021 (File No. 001-34972))

4.7
Second Supplemental Indenture, dated as of November 5, 2021, among Booz Allen Hamilton Inc., the New Subsidiary Guarantors party thereto and Wilmington Trust, National Association (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report for the period ended December 31, 2021 on Form 10-Q (File No. 001-34972))

4.8
Indenture dated as of August 4, 2023, among Booz Allen Hamilton Inc., Booz Allen Hamilton Holding Corporation, as parent guarantor, and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 4, 2023 (File No. 001-34972))

4.9
First Supplemental Indenture (including the form of 5.950% Senior Notes due 2033), dated as of August 4, 2023, among Booz Allen Hamilton Inc., Booz Allen Hamilton Holding Corporation, as parent guarantor, and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 4, 2023 (File No. 001-34972))

4.10
Second Supplemental Indenture (including the form of 5.950% Senior Notes due 2035), dated as of March 14, 2025, among Booz Allen Hamilton Inc., Booz Allen Hamilton Holding Corporation, as parent guarantor, and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on March 14, 2025 (File No. 001-34972))

4.11	Form of 5.950% Senior Note due 2035 (included as Exhibit A to Exhibit 4.10 hereof)

4.12	Form of 5.950% Senior Note due 2033 (included as Exhibit A to Exhibit 4.9 hereof)

4.13	Form of 4.000% Senior Note due 2029 (included as Exhibit A to Exhibit 4.5 hereof)

4.14	Form of 3.875% Senior Note due 2028 (included as Exhibit A to Exhibit 4.2 hereof)

4.15	Description of Capital Stock*

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

10.5†
Form of Booz Allen Hamilton Inc. Named Executive Officer Retirement Letter (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report for the year ended March 31, 2024 on Form 10-K (File No. 001-34972))

10.6†	Officer’s Comprehensive Medical and Dental Choice Plans (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report for the year ended March 31, 2018 on Form 10-K (File No. 001-34972))

10.7†	Retired Officer Medical Plan (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report for the year ended March 31, 2024 on Form 10-K (File No. 001-34972))

10.8†	Retired Officer’s Comprehensive Medical and Dental Choice Plans*

10.9†	Group Variable Universal Life Insurance (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report for the year ended March 31, 2015 on Form 10-K (File No. 001-34972))

10.10†	Group Personal Excess Liability Insurance*

10.11†	Officer Annual Performance Bonus Policy (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report for the year ended March 31, 2018 on Form 10-K (File No. 001-34972))

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

10.34†
Form of Stock Option Agreement under the Third Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.65 to the Company’s Annual Report for the period ended March 31, 2022 on Form 10-K (File No. 001-34972))

10.35†
Form of Restricted Stock Unit Agreement under the Third Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.66 to the Company’s Annual Report for the period ended March 31, 2022 on Form 10-K (File No. 001-34972))

10.36†
Form of Performance Restricted Stock Unit Agreement under the Third Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.67 to the Company’s Annual Report for the period ended March 31, 2022 on Form 10-K (File No. 001-34972))

10.37†
Form of Stock Option Agreement under the Third Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report for the period ended March 31, 2023 on Form 10-K (File No. 001-34972))

10.38†
Form of Restricted Stock Unit Agreement under the Third Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.38 to the Company’s Annual Report for the period ended March 31, 2023 on Form 10-K (File No. 001-34972))

10.39†
Form of Performance Restricted Stock Unit Agreement under the Third Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.40 to the Company’s Annual Report for the period ended March 31, 2023 on Form 10-K (File No. 001-34972))

10.40†
Form of Stock Option Agreement under the 2023 Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report for the period ended September 30, 2023 on Form 10-Q (File No. 001-34972))

10.41†
Form of Restricted Stock Unit Agreement under the 2023 Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report for the period ended September 30, 2023 on Form 10-Q (File No. 001-34972))

10.42†
Form of Performance Restricted Stock Unit Agreement under the 2023 Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report for the period ended September 30, 2023 on Form 10-Q (File No. 001-34972))

10.43†
Form of Restricted Stock Agreement for Directors under the 2023 Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report for the period ended September 30, 2023 on Form 10-Q (File No. 001-34972))

10.44†
Form of Stock Option Agreement under the 2023 Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.44 to the Company’s Annual Report for the period ended March 31, 2024 on Form 10-K (File No. 001-34972))

10.45†
Form of Restricted Stock Unit Agreement under the 2023 Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.45 to the Company’s Annual Report for the period ended March 31, 2024 on Form 10-K (File No. 001-34972))

10.46†
Form of Performance Restricted Stock Unit Agreement under the 2023 Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.46 to the Company’s Annual Report for the period ended March 31, 2024 on Form 10-K (File No. 001-34972))

10.47†
Form of Special Performance Restricted Stock Unit Agreement under the 2023 Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.47 to the Company’s Annual Report for the period ended March 31, 2024 on Form 10-K (File No. 001-34972))

10.48†	Form of Stock Option Agreement under the 2023 Equity Incentive Plan of Booz Allen Hamilton Holding Corporation*

10.49†	Form of Restricted Stock Unit Agreement under the 2023 Equity Incentive Plan of Booz Allen Hamilton Holding Corporation*

19	Booz Allen Hamilton Holding Corporation Insider Trading Policy*

21	Subsidiaries of the registrant*

22	List of Guarantors and Subsidiary Issuers of Guaranteed Securities*

23	Consent of Independent Registered Public Accounting Firm*

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)*

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)*

97
Booz Allen Hamilton Holding Corporation Rule 10D-1 Clawback Policy (Incorporated by reference to Exhibit 97 to the Company’s Annual Report for the period ended March 31, 2024 on Form 10-K (File No. 001-34972))

101	The following materials from Booz Allen Hamilton Holding Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2025 and 2024; (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2025, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2025, 2024 and 2023; (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2025, 2024 and 2023; (v) Consolidated Statements of Stockholders' Equity for the fiscal years ended March 31, 2025, 2024 and 2023; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

___________________________________
*    Filed electronically herewith.
†    Management contract or compensatory arrangement.
Item 16.    Form 10-K Summary.
    None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 23th day of May, 2025.

BOOZ ALLEN HAMILTON HOLDING CORPORATION (Registrant)

By:	/s/ Horacio D. Rozanski
Name: Horacio D. Rozanski
Title: Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Horacio D. Rozanski	Chairman, Chief Executive Officer and President (Principal Executive Officer)	May 23, 2025
Horacio D. Rozanski

/s/ Matthew A. Calderone	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 23, 2025
Matthew A. Calderone

/s/ Dennis Metzfield	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	May 23, 2025
Dennis Metzfield

/s/ Joan Lordi C. Amble	Director	May 23, 2025
Joan Lordi C. Amble

/s/ Melody C. Barnes	Director	May 23, 2025
Melody C. Barnes

/s/ Debra L. Dial	Director	May 23, 2025
Debra L. Dial

/s/ Michèle A. Flournoy	Director	May 23, 2025
Michèle A. Flournoy

/s/ Mark E. Gaumond	Director	May 23, 2025
Mark E. Gaumond

/s/ Ellen Jewett	Director	May 23, 2025
Ellen Jewett

/s/ Arthur E. Johnson	Director	May 23, 2025
Arthur E. Johnson

/s/ Gretchen W. McClain	Director	May 23, 2025
Gretchen W. McClain

/s/ Rory P. Read	Director	May 23, 2025
Rory P. Read

/s/ Charles O. Rossotti	Director	May 23, 2025
Charles O. Rossotti

/s/ William M. Thornberry	Director	May 23, 2025
William M. Thornberry