Form 10-Q
period 2025-06-30
Booz Allen Hamilton Holding Corp
filed 2025-07-25
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of 7/21/2025
Class A Common Stock	123,248,686

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share and per share data)

	June 30, 2025	March 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$711	$885
Accounts receivable, net	2,286	2,271
Prepaid expenses and other current assets	138	157
Total current assets	3,135	3,313
Property and equipment, net of accumulated depreciation	171	177
Operating lease right-of-use assets	165	178
Intangible assets, net of accumulated amortization	549	563
Goodwill	2,405	2,405
Deferred tax assets	334	332
Other long-term assets	411	344
Total assets	$7,170	$7,312
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$83	$83
Accounts payable and other accrued expenses	949	987
Accrued compensation and benefits	656	702
Operating lease liabilities	42	41
Other current liabilities	30	33
Total current liabilities	1,760	1,846
Long-term debt, net of current portion	3,896	3,915
Operating lease liabilities, net of current portion	164	180
Other long-term liabilities	285	368
Total liabilities	6,105	6,309
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, Class A - $0.01 par value - authorized: 600,000,000 shares; issued: 168,850,097 and 168,522,544 shares at June 30, 2025 and March 31, 2025, respectively; outstanding: 123,708,985 and 124,879,004 shares at June 30, 2025 and March 31, 2025, respectively	2	2
Treasury stock, at cost - 45,141,112 and 43,643,540 shares at June 30, 2025 and March 31, 2025	(3,249)	(3,082)
Additional paid-in capital	1,071	1,042
Retained earnings	3,271	3,070
Accumulated other comprehensive income	(30)	(29)
Total stockholders’ equity	1,065	1,003
Total liabilities and stockholders’ equity	$7,170	$7,312

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in millions, except per share data)

	Three Months Ended June 30,
	2025	2024
Revenue	$2,924	$2,942
Operating costs and expenses:
Cost of revenue	1,423	1,372
Billable expenses	881	945
General and administrative expenses	323	329
Depreciation and amortization	40	41
Total operating costs and expenses	2,667	2,687
Operating income	257	255
Interest expense, net	(44)	(38)
Other income (expense), net	3	(3)
Income before income taxes	216	214
Income tax (benefit) expense	(55)	49
Net income	$271	$165
Earnings per share of common stock (Note 4):
Basic	$2.17	$1.27
Diluted	$2.16	$1.27
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Amounts in millions)

	Three Months Ended June 30,
	2025	2024
Net income	$271	$165
Other comprehensive loss, net of tax:
Change in unrealized loss on derivatives designated as cash flow hedges	(1)	(2)
Total other comprehensive loss, net of tax	(1)	(2)
Comprehensive income	$270	$163

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in millions)	Three Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$271	$165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40	41
Noncash lease expense	12	12
Stock-based compensation expense	19	20
Net (gains) losses on investments, dispositions, and other	(4)	3
Changes in operating assets and liabilities:
Accounts receivable, net	(15)	(217)
Deferred income taxes and income taxes receivable / payable	34	44
Prepaid expenses and other current and long-term assets	(69)	(27)
Accrued compensation and benefits	(32)	(76)
Accounts payable and other accrued expenses	(35)	90
Other current and long-term liabilities	(102)	(3)
Net cash provided by operating activities	119	52
Cash flows from investing activities
Purchases of property, equipment, and software	(23)	(32)
Payments for business acquisitions and dispositions, net of cash acquired	—	(93)
Payments for cost method investments	(9)	(2)
Net cash used in investing activities	(32)	(127)
Cash flows from financing activities
Proceeds from issuance of common stock	11	11
Repurchases of common stock	(181)	(116)
Cash dividends paid	(70)	(66)
Repayments on revolving credit facility, term loans, and Senior Notes	(21)	(10)
Net cash used in financing activities	(261)	(181)
Net decrease in cash and cash equivalents	(174)	(256)
Cash and cash equivalents––beginning of period	885	554
Cash and cash equivalents––end of period	$711	$298
Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$22	$27
Income taxes	$24	$—
Supplemental disclosures of non-cash investing and financing activities:
Share repurchases transacted but not settled and paid	$2	$—
Unpaid property, equipment, and software purchases	$4	$8
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in millions, except share data)	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2025	168,522,544	$2	(43,643,540)	$(3,082)	$1,042	$3,070	$(29)	$1,003
Issuance of common stock	313,274	—	—	—	9	—	—	9
Stock options exercised	14,279	—	—	—	1	—	—	1
Repurchase of common stock (1)	—	—	(1,497,572)	(167)	—	—	—	(167)
Net income	—	—	—	—	—	271	—	271
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1)	(1)
Dividends paid of $0.55 per share of common stock	—	—	—	—	—	(70)	—	(70)
Stock-based compensation expense	—	—	—	—	19	—	—	19
Balance at June 30, 2025	168,850,097	$2	(45,141,112)	$(3,249)	$1,071	$3,271	$(30)	$1,065

Balance at March 31, 2024	167,402,268	$2	(37,759,145)	$(2,278)	$909	$2,404	$10	$1,047
Issuance of common stock	236,588	—	—	—	8	—	—	8
Stock options exercised	66,248	—	—	—	3	—	—	3
Repurchase of common stock (2)	—	—	(595,585)	(90)	—	—	—	(90)
Net income	—	—	—	—	—	165	—	165
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2)	(2)
Dividends paid of 0.51 per share of common stock	—	—	—	—	—	(67)	—	(67)
Stock-based compensation expense	—	—	—	—	20	—	—	20
Balance at June 30, 2024	167,705,104	$2	(38,354,730)	$(2,368)	$940	$2,502	$8	$1,084
(1) During the three months ended June 30, 2025, the Company purchased 1.4 million shares of the Company’s Class A Common Stock for $154 million. Additionally, the Company repurchased shares for $13 million during the three months ended June 30, 2025 to cover the minimum statutory taxes on repurchases and restricted stock units that vested on various dates during the period.
(2) During the three months ended June 30, 2024, the Company purchased 0.5 million shares of the Company’s Class A Common Stock for $78 million. Additionally, the Company repurchased shares for $12 million during the three months ended June 30, 2024 to cover the minimum statutory taxes on repurchases and restricted stock units that vested on various dates during the period.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)

1. Business Overview
Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or the Company, we, us, and our, was incorporated in Delaware in May 2008. As an advanced technology company, the Company builds technology solutions using artificial intelligence (“AI”), cyber, and other cutting-edge technologies to advance and protect the nation and its citizens. The Company supports critical missions for a diverse base of federal government customers, including nearly all of the U.S. government’s cabinet-level departments, as well as for commercial customers, both domestically and in select international locations. The Company is headquartered in McLean, Virginia, with approximately 33,400 employees as of June 30, 2025, and reports operating results and financial data in one reportable segment.
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries that are majority-owned or otherwise controlled by the Company, and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the information contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2025. The interim period unaudited condensed consolidated financial statements are presented as described below. Certain information and disclosures normally required for annual financial statements have been condensed or omitted pursuant to U.S. GAAP and SEC rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation of the results of the interim periods presented have been included. The Company’s fiscal year ends on March 31 and, unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31. The results of operations for the three months ended June 30, 2025 are not necessarily indicative of results to be expected for the full fiscal year.
Certain amounts reported in the Company's prior fiscal year condensed consolidated financial statements have been reclassified to conform to the current year presentation, including the reclassification of interest income for fiscal 2025 from “Other income (loss), net” into “Interest expense, net” on the condensed consolidated statement of operations. There are no changes to the Company’s financial position or results of operations as a result of this reclassification.
Investments
As of June 30, 2025 and March 31, 2025, respectively, the total of equity and other investments related to unconsolidated entities included in other long term assets of the Company’s condensed consolidated balance sheet were $105 million and $90 million.
Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities at the date of the financial statements or during the relevant reporting periods (as applicable). The Company bases its estimates on historical and forward-looking assumptions that it believes are reasonable and appropriate. Actual results may differ materially from those estimates. Estimates are used for, but not limited to, revenue recognition including the profitability of long-term contracts and cost accruals, the provision for claimed costs, fair value measurements, the valuation and expected lives of acquired intangible assets, incentive compensation, income taxes including reserves for uncertain tax positions, postretirement obligations and contingencies. See Note 2, “Summary of Significant Accounting Policies” to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended March 31, 2025 for further details on significant estimates and assumptions used.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The standard includes amendments that enhance annual income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The Company is required to adopt this standard in its Fiscal 2026 Form 10-K, and does not expect it to have a material impact on its consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which is intended to enhance transparency into the nature and function of certain expenses as specified by the ASU. The guidance does not change the expense captions an entity presents on the face of the income statement; rather, it requires public business entities to provide disaggregated disclosures of certain expense captions in the notes to the financial statements. The ASU is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, and can be applied retrospectively or prospectively. The Company is currently assessing the impact of this update, however, its adoption will affect only the Company’s disclosures, with no impacts to its financial conditions or results of operations.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
3. Revenue
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

Revenue by Contract Type:	Three Months Ended June 30,
	2025		2024
Cost-reimbursable	$1,758	60%	$1,660	56%
Time-and-materials	638	22%	671	23%
Fixed-price	528	18%	611	21%
Total Revenue	$2,924	100%	$2,942	100%

Revenue by Customer Type (1):	Three Months Ended June 30,
	2025		2024
Defense Customers	$1,517	51%	$1,421	48%
Intelligence Customers	484	17%	457	16%
Civil Customers	923	32%	1,064	36%
Total Revenue	$2,924	100%	$2,942	100%
(1) Customer type is based on public market as determined by government agency hierarchy mapping. Revenue by customer type for comparative periods for certain contracts has been reclassified to align to the most recent mapping.

Revenue by Whether the Company Acts as a Prime Contractor or a Subcontractor:	Three Months Ended June 30,
	2025		2024
Prime Contractor	$2,741	94%	$2,808	95%
Subcontractor	183	6%	134	5%
Total Revenue	$2,924	100%	$2,942	100%
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
As of June 30, 2025 and March 31, 2025, the Company had $10.6 billion and $9.5 billion of remaining performance obligations, respectively. We expect to recognize approximately 65% of the remaining performance obligations at June 30, 2025 as revenue over the next 12 months, and approximately 70% over the next 24 months. The remainder is expected to be recognized thereafter.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
Contract Balances
The following table summarizes the contract assets and liabilities, and accounts receivable, net of allowance recognized on the Company’s condensed consolidated balance sheets:

	June 30, 2025	March 31, 2025
Current assets
Accounts receivable–billed	$725	$781
Accounts receivable–unbilled (contract assets)	1,562	1,491
Allowance for credit losses	(1)	(1)
Accounts receivable, net	2,286	2,271
Other long-term assets
Accounts receivable–unbilled (contract assets)	59	58
Total accounts receivable, net	$2,345	$2,329
Other current liabilities
Advance payments, billings in excess of costs incurred and deferred revenue (contract liabilities)	$14	$18
Changes in contract assets and contract liabilities are primarily due to the timing difference between the Company’s performance of services and payments from customers. For the three months ended June 30, 2025 and 2024, we recognized revenue of $11 million and $8 million, respectively, related to our contract liabilities on April 1, 2025 and 2024, respectively.
4. Earnings Per Share
The table below provides a reconciliation of the income used to compute basic and diluted EPS for the periods presented:

	Three Months Ended June 30,
	2025	2024
Numerator (1):
Earnings for basic computations	$269	$164
Earnings for diluted computations	$269	$164
Denominator:
Weighted-average common stock shares outstanding, basic	124,114,149	129,387,052
Dilutive stock options and restricted stock	361,521	530,211
Weighted-average common stock shares outstanding, diluted	124,475,670	129,917,263
Earnings per common share:
Basic	$2.17	$1.27
Diluted	$2.16	$1.27
(1)    The difference between earnings for basic and diluted computations and net income presented on the condensed consolidated statements of operations is due to undistributed earnings and dividends allocated to the participating securities. There were approximately 0.8 million and 0.6 million shares, respectively, of participating securities for three months ended June 30, 2025 and 2024.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
5. Intangible Assets
Intangible assets consisted of the following at the periods presented below:

	June 30, 2025			March 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer contracts and related customer relationships	$619	$320	$299	$619	$305	$314
Software	177	117	60	168	109	59
Total amortizable intangible assets	$796	$437	$359	$787	$414	$373
Unamortizable intangible assets:
Trade name	$190	$—	$190	$190	$—	$190
Total	$986	$437	$549	$977	$414	$563
6. Accounts Payable and Other Accrued Expenses
Accounts payable and other accrued expenses consisted of the following at the periods presented below:

	June 30, 2025	March 31, 2025
Vendor payables	$635	$693
Provision for claimed costs	246	245
Accrued interest	47	16
Accrued expenses	21	33
Total accounts payable and other accrued expenses	$949	$987
See Note 12, “Commitments and Contingencies,” to the condensed consolidated financial statements for further discussion of the Company’s provision for claimed costs.
7. Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following at the periods presented below:

	June 30, 2025	March 31, 2025
Accrued payroll	$232	$328
Accrued retirement	105	85
Accrued paid time off	247	242
Other	72	47
Total accrued compensation and benefits	$656	$702

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
8. Debt
Debt consisted of the following at the periods presented below:

	June 30, 2025		March 31, 2025
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Term Loan	5.677%	$1,506	5.675%	$1,526
Senior Notes due 2028	3.875%	700	3.875%	700
Senior Notes due 2029	4.000%	500	4.000%	500
Senior Notes due 2033	5.950%	650	5.950%	650
Senior Notes due 2035	5.950%	650	5.950%	650
Less: Unamortized debt issuance costs and discount on debt		(27)		(28)
Total		3,979		3,998
Less: Current portion of long-term debt		(83)		(83)
Long-term debt, net of current portion		$3,896		$3,915
Booz Allen Hamilton Inc. (“Booz Allen Hamilton”), Booz Allen Hamilton Investor Corporation, and certain wholly owned subsidiaries of Booz Allen Hamilton are parties to a Credit Agreement dated as of July 31, 2012, as amended, which provided Booz Allen Hamilton with a $1,506 million Term Loan and a $1.0 billion revolving credit facility (the “Revolving Credit Facility”), with a sub-limit for letters of credit of $200 million as of June 30, 2025.
The senior notes due 2035, senior notes due 2033, senior notes due 2029 and senior notes due 2028 (together, the “Senior Notes”) were issued by Booz Allen Hamilton in four separate and distinct tranches, which all bear interest at specified rates and have individual and separate maturity dates. All Senior Notes’ indentures are guaranteed by Booz Allen Holding Corporation or certain of its subsidiaries and contain certain covenants, events of default and other customary provisions.
The Company occasionally borrows under the Revolving Credit Facility for our working capital needs. There were no borrowings during the three months ended June 30, 2025 and as of both June 30, 2025 and March 31, 2025, respectively, there was no outstanding balance on the Revolving Credit Facility.
As of June 30, 2025 and March 31, 2025, Booz Allen Hamilton was in compliance with all financial covenants associated with its debt. For further information on the Company’s debt, including material terms, conditions, restrictions and redemption options, see Note 10, “Debt,” of the Company’s consolidated financial statements included in the fiscal 2025 Annual Report on Form 10-K.
9. Income Taxes
The Company’s effective income tax rates were (25.5)% and 22.9% for the three months ended June 30, 2025 and 2024. Our effective tax rates for these periods differ from the federal statutory rate of 21.0% primarily due to the inclusion of state and foreign income taxes and permanent rate differences, which are predominantly related to certain executive compensation and the accrual of reserves for uncertain tax positions, offset by research and development tax credits, excess tax benefits for employee share-based compensation, and the Foreign Derived Intangible Income deduction. In addition, the fiscal year 2025 effective tax rate was also lower related to adjustments to the Company’s uncertain tax position reserves as outlined below.
As of June 30, 2025 and March 31, 2025, the Company recorded $53 million and $142 million, respectively, of reserves for uncertain tax positions (“UTPs”) primarily related to research and development tax credits. The UTP reduction of $89 million during the quarter ended June 30, 2025 is primarily related to an $86 million adjustment from the completion of Internal Revenue Service (the “IRS”) examination procedures of the Company's amended federal income tax returns through fiscal year 2021. The Company also accrued $20 million of interest (net of tax effect) on the related long term receivable for the refund requested in the amended returns. Due to the magnitude of the refund requested in the amended returns, the case will be referred to the Joint Committee on Taxation (the “JCT”) for further evaluation, as required by law for tax refunds or reductions exceeding $5 million. While the JCT has not yet reviewed this case, management does not anticipate that the resolution of this review will have a material adverse effect on the Company's financial position or results of operations.
As of June 30, 2025 and March 31, 2025, the Company recorded long-term income tax receivables of $172 million, including interest, and $152 million, respectively, which represents the amended U.S. federal return refund claims related to the audits referenced above and remains classified as other long-term assets on the condensed consolidated balance sheet as the case is subject to JCT review.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was enacted in the U.S. The OBBB includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, restoration of favorable tax treatment for certain business provisions including the expensing of domestic research and development expenditures, and modifications to the international tax framework. The Company is currently assessing the impact on the consolidated financial statements.
10. Accumulated Other Comprehensive Income (Loss)
Amounts recorded in other comprehensive income (loss) (“OCI”) are related to the Company's post-retirement plans and interest rate swaps designated as cash flow hedges. The following table presents the changes in Accumulated OCI (“AOCI”) during the periods presented below:

	Post-retirement plans	Derivatives designated as cash flow hedges	Total
Balance at March 31, 2025	$(28)	$(1)	$(29)
Amounts reclassified from AOCI to earnings, before income taxes	—	(1)	(1)
Income taxes	—	—	—
Amounts reclassified from AOCI to earnings, net of income taxes(1)	—	(1)	(1)
Current-period OCI, net of income taxes	—	(1)	(1)
Balance at June 30, 2025	$(28)	$(2)	$(30)

Balance at March 31, 2024	$2	$8	$10
OCI, before reclassifications to earnings and income taxes	—	1	1
Income taxes	—	—	—
OCI before reclassifications to earnings, net of income taxes	—	1	1
Amounts reclassified from AOCI to earnings, before income taxes	—	(4)	(4)
Income taxes	—	1	1
Amounts reclassified from AOCI to earnings, net of income taxes(1)	—	(3)	(3)
Current-period OCI, net of income taxes	—	(2)	(2)
Balance at June 30, 2024	$2	$6	$8
(1) The reclassifications from accumulated OCI to net income are included in interest expense, net in the Condensed Consolidated Statements of Operations.
11. Fair Value Measurements
Recurring Fair Value Measurements
The financial instruments measured at fair value in the accompanying condensed consolidated balance sheets consisted of the following at the periods presented below:

	Recurring Fair Value Measurements as of June 30, 2025
	Level 1	Level 2	Total
Assets:
Long-term deferred compensation plan asset	$43	$—	$43
Total Assets	$43	$—	$43
Liabilities:
Current derivative instruments	—	1	1
Long-term derivative instruments	—	2	2
Long-term deferred compensation plan liability	43	—	43
Total Liabilities	$43	$3	$46

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)

	Recurring Fair Value Measurements as of March 31, 2025
	Level 1	Level 2	Total
Assets:
Current derivative instruments	$—	$1	$1
Long-term deferred compensation plan asset	35	—	35
Total Assets	$35	$1	$36
Liabilities:
Current derivative instruments	—	1	1
Long-term derivative instruments	—	2	2
Long-term deferred compensation plan liability	35	—	35
Total Liabilities	$35	$3	$38
The Company did not have any Level 3 assets or liabilities as of June 30, 2025 or March 31, 2025.
Derivatives
The Company utilizes interest rate derivative financial instruments, which were designated as cash flow hedges, to manage its exposure to interest rate risk related to its variable rate debt and reducing volatility of interest expense as the variable-to-fixed interest rate swaps effectively convert a portion of the variable rate debt into fixed interest rate debt. The Company’s outstanding interest rate swaps have a total notional amount of $350 million as of June 30, 2025 and mature from June 30, 2026 to June 30, 2027.
The Company’s interest rate swaps are considered over-the-counter derivatives which are recorded in the condensed consolidated balance sheet on a gross basis at estimated fair value. Fair value is estimated based on the present value of future cash flows using a model-derived valuation that uses Level 2 observable inputs such as interest rate yield curves. The changes in the fair value of interest rate swaps designated as cash flow hedges are recorded in AOCI, net of taxes, and are subsequently reclassified into interest expense, net in the period that the hedged forecasted interest payments are made on the Company's variable-rate debt. Over the next 12 months, the Company estimates that less than $1 million will be reclassified as an increase to interest expense. Cash flows associated with periodic settlements of interest rate swaps are classified as operating activities in the condensed consolidated statement of cash flows.
Deferred Compensation Plans
Investments in this category consist primarily of mutual funds whose fair values are determined by reference to the quoted market price per unit in active markets multiplied by the number of units held without consideration of transaction costs. These assets are recorded in other long-term assets and represent investments held in a consolidated trust to fund the Company's non-qualified deferred compensation plan, which is recorded in other long-term liabilities on our condensed consolidated balance sheets.
Cash, Cash Equivalents and Marketable Securities
The fair value of the Company's cash and cash equivalents, which are Level 1 inputs, approximated its carrying value at June 30, 2025 and March 31, 2025. The Company’s cash and cash equivalent balances presented on the accompanying condensed consolidated balance sheets include $227 million and $802 million of marketable securities in money market funds as of June 30, 2025 and March 31, 2025, respectively.
Long-term Debt
The Company's long-term debt is carried at amortized cost and fair value is disclosed on a quarterly basis. The estimated fair values of debt are determined using quoted prices or other market information obtained from recent trading activity of the debt in markets that are not active (Level 2 inputs). The fair value is corroborated by prices derived from the interest rate spreads of recently completed leveraged loan transactions of a similar credit profile, industry, and terms to that of the Company. The fair value of the Senior Notes are determined using quoted prices or other market information obtained from recent trading activity in the high-yield bond market (Level 2 inputs). The estimated fair value of long-term debt as of June 30, 2025 and March 31, 2025 was $3,957 million and $3,954 million, respectively.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
Nonrecurring Fair Value Measurements
As of June 30, 2025 and March 31, 2025, the total of our investments that are accounted for at fair value on a non-recurring basis under the measurement alternative were $99 million and $85 million, respectively. While these assets are not measured at fair value on an ongoing basis, they are subject to fair value adjustments in certain circumstances (e.g., observable price changes or impairment).
12. Commitments and Contingencies
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
As of June 30, 2025 and March 31, 2025, the Company had recorded liabilities of approximately $246 million and $245 million, respectively, for estimated adjustments to claimed costs based on its historical DCAA audit results, including the final resolution of such audits with DCMA, for claimed costs incurred subsequent to fiscal 2011.
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
13. Supplemental Condensed Consolidated Financial Information
Severance and Related Charges
The Company incurs costs related to employee severance and related charges including stock-based compensation, employee benefits and payroll taxes related to employees terminated pursuant to cost management initiatives. The Company records these costs when it is probable that employees will be entitled to termination benefits and the amounts can be reasonably estimated.
Severance and related charges included in the condensed consolidated statement of operations for the three months ended June 30, 2025 consisted of costs related to a cost management initiative and restructure of the Civil business and are summarized below:

Three Months Ended
June 30, 2025
Cost of revenue	$30
General and administrative expenses	6
Total severance charges	$36

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
The unpaid portion of these severance and related charges is included in accrued compensation and benefits in the condensed consolidated balance sheet and consisted of the following at the period presented below:

June 30, 2025
Liability for severance and related charges at beginning of period	$—
Severance and related charges incurred during the period	36
Cash paid and other	(14)
Liability for severance and related charges at end of period	$22

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
The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources, and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 filed with the Securities and Exchange Commission on May 23, 2025, or Annual Report, and under Part II, “Item 1A. Risk Factors,” and “— Special Note Regarding Forward Looking Statements” of this Quarterly Report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
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
Our approximately 33,400 employees support critical missions for a diverse base of federal government customers, including nearly all of the U.S. government's cabinet-level departments, as well as for commercial customers, both domestically and in select international locations. Our work is designed to protect soldiers in combat, secure our national infrastructure, enable enhanced digital services, and improve government efficiency to achieve better outcomes. Drawing on our deep expertise and leading position as a cybersecurity provider, we bring advanced tradecraft to commercial customers across industries, including financial services, health and life sciences, energy, and technology.
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
The new administration is putting in place a number of Executive Orders and actions that have and could continue to affect our business. U.S. government agencies are also undertaking their own independent reviews of their contract portfolios and reviewing future procurements in response to recent Executive Orders focused on efficiency in government procurement. At the same time that the scrutiny is increasing, there have been reductions in personnel at U.S. government agencies with which we do business. These reductions in personnel, along with the changing political and regulatory environment, has led to a slower procurement environment, with delays in the granting of new contract awards, delays in the processing of payments by government payment offices, as well as increased processing times for security clearances and other governmental consents, each of which could result in negative impacts to our business and financial performance.

The President has issued two specific Executive Orders that may cause future changes, the impact of which remains uncertain, that are intended to (i) simplify and accelerate the procurement process through a review and restructuring of the Federal Acquisition Regulation (“FAR”), and its supplements and (ii) modernize defense acquisitions by promoting commercial solutions, innovative acquisition authorities, and other existing streamlined processes. While the impact of these reforms on our business is uncertain, they could potentially lead to changes in the way we interact with the U.S. government. If certain commercial preferences are narrowly defined, these reforms could introduce new barriers that reduce the likelihood of direct award to companies such as Booz Allen.
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
Our backlog does not include contracts that have been awarded but are currently under protest and also does not include any task orders under indefinite delivery/indefinite quantity (“IDIQ”) contracts, General Services Administration (“GSA”) Multiple Award schedule contracts (“GSA schedules”) or other master agreement contract vehicles, except to the extent that task orders have been awarded to us under those contracts.
The following table summarizes the value of our contract backlog as of the respective periods presented:

	June 30, 2025	June 30, 2024
	(In millions)
Backlog(1):
Funded	$4,047	$4,464
Unfunded	10,441	9,185
Priced options	23,777	20,923
Total backlog	$38,265	$34,572

(1)Amounts reflect the Company’s change in policy during the fourth quarter of fiscal 2025 to exclude contracts for which the period of performance has expired.
Our total backlog consists of contractual values which is inclusive of remaining performance obligations, unexercised option periods and other unexercised optional orders. As of June 30, 2025 and March 31, 2025, the Company had $10.6 billion and $9.5 billion of remaining performance obligations, respectively, and we expect to recognize approximately 65% of the remaining performance obligations as of June 30, 2025 as revenue over the next 12 months, and approximately 70% over the next 24 months. The remainder is expected to be recognized thereafter.We also expect to recognize revenue from a substantial portion of funded backlog as of June 30, 2025, within the next twelve months. However, given the uncertainties discussed below, as well as the risks described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, we can give no assurance that we will be able to convert our performance obligations or funded backlog into revenue in any particular period, if at all. Our backlog includes orders under contracts that in some cases extend for several years. The U.S. Congress generally appropriates funds for our customers on a yearly basis, even though their contracts with us may call for performance that is expected to take a number of years to complete. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until the U.S. Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.

We view growth in total backlog as a key measure of our potential business growth. Total backlog increased by 10.7% from June 30, 2024 to June 30, 2025. Additions to funded backlog during the twelve months ended June 30, 2025 and 2024 totaled $11.5 billion and $11.0 billion, respectively, as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options. We report internally on our backlog on a monthly basis and review backlog upon occurrence of certain events to determine if any adjustments are necessary.
We cannot predict with any certainty the portion of our backlog that we expect to recognize as revenue in any future period and we cannot guarantee that we will recognize any revenue from our backlog. The primary risks that could affect our ability to recognize such revenue on a timely basis or at all are: program schedule changes, contract modifications, and our ability to assimilate and deploy new customer staff against funded backlog; cost-cutting initiatives and other efforts to reduce U.S. government spending, which could reduce or delay funding for orders for services; and delayed funding of our contracts due to delays in the completion of the U.S. government's budgeting process and the use of continuing resolutions by the U.S. government to fund its operations. The amount of our funded backlog is also subject to change, due to, among other factors: changes in congressional appropriations that reflect changes in U.S. government policies or priorities resulting from various military, political, economic, or international developments; changes in the use of U.S. government contracting vehicles, and the provisions therein used to procure our services and adjustments to the scope of services, or cancellation of contracts, by the U.S. government at any time. In our recent experience, none of the following additional risks have had a material negative effect on our ability to realize revenue as of June 30, 2025, but could have a material effect in the future: for funded backlog, the unilateral right of the U.S. government to cancel multi-year contracts and related orders or to terminate existing contracts for convenience or default; in the case of unfunded backlog, the potential that funding will not be made available; and, in the case of priced options, the risk that our customers will not exercise their options.
Critical Accounting Estimates and Policies
Our critical accounting estimates and policies are disclosed in the Critical Accounting Estimates and Policies section in Part II, “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended March 31, 2025.
Results of Operations
The following table presents items from our condensed consolidated statements of operations for the respective periods shown:

	Three Months Ended June 30,
	2025	2024
	(Unaudited)	(Unaudited)	Percent
	(In millions)		Change
Revenue	$2,924	$2,942	(1)%
Operating costs and expenses:
Cost of revenue	1,423	1,372	4%
Billable expenses	881	945	(7)%
General and administrative expenses	323	329	(2)%
Depreciation and amortization	40	41	(2)%
Total operating costs and expenses	2,667	2,687	(1)%
Operating income	257	255	1%
Interest expense, net	(44)	(38)	16%
Other income (expense), net	3	(3)	(200)%
Income before income taxes	216	214	1%
Income tax (benefit) expense	(55)	49	(212)%
Net income	$271	$165	64%
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
Revenue
Revenue decreased 1% to $2,924 million, primarily driven by lower billable expenses.

Cost of Revenue
Cost of revenue includes direct labor, related employee benefits, and overhead. Overhead consists of indirect costs, including indirect labor relating to infrastructure, management and administration, and other expenses. Cost of revenue increased 4% to $1,423 million, and increased as a percentage of revenue to 49% from 47%. The increase was primarily due to increases in salaries and salary-related benefits of $99 million, partially offset by decreases in other business expenses of $45 million. Cost of revenue includes $30 million in costs incurred related to employee severance and related charges. See Note 13, “Supplemental Condensed Consolidated Financial Information,” to the condensed consolidated financial statements for further information.
Billable Expenses
Billable expenses include direct subcontractor expenses, travel expenses, and other expenses incurred to perform on contracts. Billable expenses decreased 7% to $881 million, and decreased as a percentage of revenue to 30% from 32% . The decrease was primarily attributable to decreases in the use of subcontractors driven by customer demand and timing of customer needs.
General and Administrative Expenses
General and administrative expenses include indirect labor of executive management and corporate administrative functions, marketing and bid and proposal costs, legal costs, and other discretionary spending. General and administrative expenses decreased 2% to $323 million, and remained flat as a percentage of revenue at 11%. The decrease was primarily due to decreases in other business expenses and professional fees of $10 million, partially offset by increases in salary and salary related benefits of $9 million. General and administrative expenses include $6 million in costs incurred related to employee severance and related charges. See Note 13, “Supplemental Condensed Consolidated Financial Information,” to the condensed consolidated financial statements for further information.
Depreciation and Amortization
Depreciation and amortization includes the depreciation of computers, leasehold improvements, furniture and other equipment, and the amortization of internally developed software, as well as third-party software that we use internally, and of identifiable long-lived intangible assets over their estimated useful lives. Depreciation and amortization expense decreased 2% to $40 million.
Operating Income
Operating income increased 1% to $257 million, reflecting a stable operating margin that remained flat at 9%. Operating income was driven by ongoing cost management efforts, despite relatively flat revenue year over year.
Interest Expense, net
Interest expense, net increased 16% to $44 million, primarily due to an increase of $10 million in bond interest expense driven by the $650 million Senior Notes due 2035 (issued in March of fiscal 2025).
Other Income (expense), net
Other income (expense), net increased to $3 million, primarily driven by an unrealized gain of $5 million related to the Company’s investments.
Income Tax Expense
Income tax expense decreased to a net benefit of $55 million, driven by a reduction to the income tax reserve of $89 million during the quarter as well as the accrual of interest income on the long-term receivable of $20 million (net of tax effect). The quarterly effective tax rate decreased to (25.5)% from 22.9%. See Note 9, “Income Taxes,” to the condensed consolidated financial statements for further information.

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
•EBITDA represents net income before income taxes, interest expense, net and other income (expense), net, and depreciation and amortization.
•Adjusted EBITDA represents net income before income tax expense, interest expense, net and other income (expense), net, and depreciation and amortization and before certain other items, including other corporate expenses. The Company prepares Adjusted EBITDA to eliminate the impact of items it does not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary or non-recurring nature or because they result from an event of a similar nature.
Below is a reconciliation of our most directly comparable GAAP measures to our non-GAAP measures, Revenue to Revenue, Excluding Billable Expenses and Net income to EBITDA and Adjusted EBITDA, calculated and presented in accordance with GAAP:

	Three Months Ended June 30,
(In millions, except share and per share data)	2025	2024
	(Unaudited)
Revenue, Excluding Billable Expenses
Revenue	$2,924	$2,942
Less: Billable expenses	881	945
Revenue, Excluding Billable Expenses	$2,043	$1,997
EBITDA and Adjusted EBITDA
Net income	$271	$165
Income tax (benefit) expense	(55)	49
Interest expense, net and other income (expense), net	41	41
Depreciation and amortization	40	41
EBITDA	297	296
Other corporate expenses (a)	14	6
Adjusted EBITDA	$311	$302
(a)In fiscal 2026, other corporate expenses consist primarily of nonrecoverable costs associated with employee severance from a cost management initiative and restructure of the Civil business. See Note 13, “Supplemental Condensed Consolidated Financial Information,” to the condensed consolidated financial statements for further information. In fiscal 2025, other corporate expenses consist primarily of acquisition related costs from the acquisition of PAR Government Systems Corporation (“PGSC”).

Liquidity and Capital Resources
As of June 30, 2025, our total liquidity was $1.7 billion, consisting of $711 million of cash and cash equivalents and $999 million available under the Revolving Credit Facility. In the opinion of management, we will be able to meet our liquidity and cash needs through a combination of cash flows from operating activities, available cash balances, and available borrowing under the Revolving Credit Facility. If these resources need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities.
The following table presents selected financial information for the respective periods shown:

	June 30, 2025	March 31, 2025
	(Unaudited)
	(In millions)
Cash and cash equivalents	$711	$885
Total debt	$3,979	$3,998

	Three Months Ended June 30,
	2025	2024
	(Unaudited)	(Unaudited)
	(In millions)
Net cash provided by operating activities	$119	$52
Net cash used in investing activities	(32)	(127)
Net cash used in financing activities	(261)	(181)
Net decrease in cash and cash equivalents	$(174)	$(256)
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
•debt service requirements for borrowings under our Credit Agreement and interest payments for the Senior Notes due 2028, Senior Notes due 2029 and Senior Notes due 2033, Senior Notes due 2035; and
•cash taxes to be paid.
From time to time, we evaluate conditions to opportunistically access the financing markets to secure additional debt capital resources and improve the terms of our indebtedness.

Cash Flows
Operating Cash Flow
Net cash provided by operations was $119 million for the three months ended June 30, 2025 compared to $52 million in the prior year period. Net cash provided by operating activities was primarily driven by strong collection performance, as well as lower disbursements for compensation.
Investing Cash Flow
Net cash used in investing activities was $32 million in the three months ended June 30, 2025 compared to $127 million in the prior year period. The decrease in investing cash used over the prior year was primarily due to the Company's acquisition of PGSC in the prior year.
Financing Cash Flow
Net cash used in financing activities was $261 million in the three months ended June 30, 2025 compared to $181 million in the prior year period. The increase in financing cash used year over year was primarily due to an increase in share repurchases of $65 million and an increase in term loan payments of $10 million.
Dividends and Share Repurchases
On July 25, 2025, the Company announced a regular quarterly cash dividend in the amount of $0.55 per share. The quarterly dividend is payable on August 29, 2025 to stockholders of record on August 14, 2025.
During the three months ended June 30, 2025, a quarterly cash dividend of $0.55 was declared and paid totaling $70 million.
On December 12, 2011, the Board of Directors initially approved a share repurchase program, which was subsequently increased from time to time, and most recently increased by $500 million to $3,585 million on January 28, 2025. The Company may repurchase shares pursuant to the program by means of open market repurchases, directly negotiated repurchases or through agents acting pursuant to negotiated repurchase agreements. During the first three months of fiscal 2026, the Company purchased 1.4 million shares of the Company's Class A Common Stock for an aggregate of $154 million. As of June 30, 2025, the Company had approximately $591 million remaining under the repurchase program.
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
Summarized Financial Information
The Senior Notes due 2033 and Senior Notes due 2035 were issued by Booz Allen Hamilton pursuant to the Base Indenture, among Booz Allen Hamilton, the Company and U.S. Bank Trust Company, National Association, as trustee, as supplemented by the respective Supplemental Indenture and are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by the Company pursuant to the Base Indenture.
The tables below present the summarized financial information as combined for the Company and Booz Allen Hamilton as of March 31, 2025 and as of and for the three months ended June 30, 2025, after the elimination of intercompany transactions and balances between the Company and Booz Allen Hamilton and excluding the subsidiaries of both entities that are not issuers or guarantors of the Senior Notes due 2033 and Senior Notes due 2035, including earnings from and investments in these entities. The summarized financial information is provided in accordance with the reporting requirements of Rule 13-01 under Regulation S-X and is not intended to present our financial position or results of operations in accordance with GAAP.
Summarized Statements of Financial Condition

(in millions)	June 30, 2025	March 31, 2025
Intercompany receivables from non-guarantor subsidiaries	$12	$13
Total other current assets	$3,101	$3,272
Goodwill and intangible assets, net of accumulated amortization	$1,502	$1,501
Total other non-current assets	$1,017	$978
Intercompany payables to non-guarantor subsidiaries	$6	$91
Total other current liabilities	$1,743	$1,819
Long-term debt, net of current portion	$3,896	$3,915
Total other non-current liabilities	$430	$535

Summarized Statement of Operations

(in millions)	Three Months Ended June 30, 2025
Revenue	$2,898
Revenue from non-guarantor subsidiaries	$5
Operating income	$271
Operating loss from non-guarantor subsidiaries	$(6)
Net income	$274
Net income attributable to the Obligor Group	$274
Commitments and Contingencies
We are subject to a number of reviews, investigations, claims, lawsuits, and other uncertainties related to our business. For a discussion of these items, refer to Note 12, “Commitments and Contingencies,” to our condensed consolidated financial statements.
Special Note Regarding Forward Looking Statements
Certain statements contained or incorporated in this Quarterly Report on Form 10-Q (the “Quarterly Report”), include forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “forecasts,” “expects,” “intends,” “plans,” “anticipates,” “projects,” “outlook,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “preliminary,” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. These forward-looking statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include:
•any issue that compromises our relationships with the U.S. government or damages our professional reputation, including negative publicity concerning government contractors in general or us in particular;
•changes in U.S. government spending, including a continuation of efforts by the U.S. government to reduce U.S. government spending, increased insourcing by certain U.S. government agencies, and shifts in expenditures away from agencies or programs that we support, as well as associated uncertainty around the timing, extent, nature and effect of such efforts;
•U.S. government shutdowns as well as delayed long-term funding of our contracts;
•failure to comply with new and existing U.S. and international laws and regulations;
•our ability to compete effectively in the competitive bidding process and delays or losses of contract awards caused by competitors’ protests of major contract awards received by us;
•the loss of U.S. government GSA Schedules or our position as prime contractor on government-wide acquisition contract vehicles (“GWACs”);
•variable purchasing patterns under certain of our U.S. government contracts and changes in the mix of our contracts including our ability to accurately estimate or otherwise recover expenses, time, and resources for our contracts;
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
•failure to maintain strong relationships with other contractors, or the failure of contractors with which we have entered into a sub or prime-contractor relationship to meet their obligations to us or our customers;
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
•risks inherent in the government contracting environment;
•risks related to our indebtedness and credit facilities which contain financial and operating covenants; and
•other risks and factors listed under “Item 1A. Risk Factors” and elsewhere in this Quarterly Report, as well as those listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2025.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the information disclosed in the Quantitative and Qualitative Disclosures About Market Risk section in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 filed with the Securities and Exchange Commission on May 23, 2025.
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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
Disclosure concerning legal proceedings can be found in Part I, Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 12, “Commitments and Contingencies,” under the caption, “Litigation,” which is incorporated here by this reference.
Item 1A.    Risk Factors
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 filed with the Securities and Exchange Commission on May 23, 2025.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table presents the share repurchase activity for each of the three months in the quarter ended June 30, 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
April 2025	365,952	$109.45	365,440	$705
May 2025	640,674	$116.50	556,225	$641
June 2025	490,946	$103.54	483,019	$591
Total	1,497,572		1,404,684
(1) The total number of shares purchased includes shares surrendered to satisfy minimum statutory tax withholding obligations related to the vesting of stock awards.
(2) On December 12, 2011, the Board of Directors initially approved a share repurchase program, which was subsequently increased from time to time, and most recently increased by $500 million to $3,585 million on January 28, 2025. A special committee of the Board of Directors was appointed to evaluate market conditions and other relevant factors and initiate repurchases under the program from time to time. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit Number	Description

22
List of Guarantors and Subsidiary Issuers of Guaranteed Securities (Incorporated by reference to Exhibit 22 to the Company’s Annual Report for the fiscal year ended March 31, 2025 on Form 10-K (File No. 001-34972))

10.1†	Form of Performance Restricted Stock Unit Agreement under the 2023 Equity Incentive Plan of Booz Allen Hamilton Holding Corporation*
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)*
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)*
101
The following materials from Booz Allen Hamilton Holding Corporation’s Quarterly Report on Form 10-Q for the three months ended June 30, 2025 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2025 and March 31, 2025; (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2025 and 2024; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2025 and 2024; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2025 and 2024; and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
___________________________________
* Filed electronically herewith.
† Management contract or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Booz Allen Hamilton Holding Corporation
Registrant

Date: July 25, 2025	By:	/s/ Matthew A. Calderone
Matthew A. Calderone Executive Vice President and Chief Financial Officer (Principal Financial Officer)