Form 10-Q
period 2025-09-30
Booz Allen Hamilton Holding Corp
filed 2025-10-24
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of 10/20/2025
Class A Common Stock	121,301,203

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share and per share data)

	September 30, 2025	March 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$816	$885
Accounts receivable, net	2,217	2,271
Prepaid expenses and other current assets	188	157
Total current assets	3,221	3,313
Property and equipment, net of accumulated depreciation	171	177
Operating lease right-of-use assets	160	178
Intangible assets, net of accumulated amortization	537	563
Goodwill	2,405	2,405
Deferred tax assets	244	332
Other long-term assets	415	344
Total assets	$7,153	$7,312
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$83	$83
Accounts payable and other accrued expenses	1,001	987
Accrued compensation and benefits	675	702
Operating lease liabilities	41	41
Other current liabilities	34	33
Total current liabilities	1,834	1,846
Long-term debt, net of current portion	3,877	3,915
Operating lease liabilities, net of current portion	160	180
Other long-term liabilities	286	368
Total liabilities	6,157	6,309
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, Class A - $0.01 par value - authorized: 600,000,000 shares; issued: 169,111,128 and 168,522,544 shares at September 30, 2025 and March 31, 2025, respectively; outstanding: 122,025,314 and 124,879,004 shares at September 30, 2025 and March 31, 2025, respectively	2	2
Treasury stock, at cost - 47,085,814 and 43,643,540 shares at September 30, 2025 and March 31, 2025	(3,459)	(3,082)
Additional paid-in capital	1,105	1,042
Retained earnings	3,378	3,070
Accumulated other comprehensive income	(30)	(29)
Total stockholders’ equity	996	1,003
Total liabilities and stockholders’ equity	$7,153	$7,312

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in millions, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Revenue	$2,890	$3,146	$5,814	$6,088
Operating costs and expenses:
Cost of revenue	1,340	1,362	2,763	2,734
Billable expenses	918	968	1,799	1,913
General and administrative expenses	308	225	631	554
Depreciation and amortization	41	42	81	83
Total operating costs and expenses	2,607	2,597	5,274	5,284
Operating income	283	549	540	804
Interest expense, net	(48)	(46)	(92)	(84)
Other (expense) income	(2)	10	1	7
Income before income taxes	233	513	449	727
Income tax expense	58	123	3	172
Net income	$175	$390	$446	$555
Earnings per share of common stock (Note 4):
Basic	$1.42	$3.02	$3.59	$4.29
Diluted	$1.42	$3.01	$3.58	$4.27
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Amounts in millions)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Net income	$175	$390	$446	$555
Other comprehensive loss, net of tax:
Change in unrealized loss on derivatives designated as cash flow hedges	(1)	(8)	(2)	(10)
Change in postretirement plan costs	1	—	1	—
Total other comprehensive loss, net of tax	—	(8)	(1)	(10)
Comprehensive income	$175	$382	$445	$545

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in millions)	Six Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$446	$555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81	83
Noncash lease expense	25	26
Stock-based compensation expense	36	46
Net gains on investments, dispositions, and other	(4)	(8)
Changes in operating assets and liabilities:
Accounts receivable, net	54	(161)
Deferred income taxes and income taxes receivable / payable	78	(30)
Prepaid expenses and other current and long-term assets	(77)	(29)
Accrued compensation and benefits	(13)	195
Accounts payable and other accrued expenses	23	(24)
Other current and long-term liabilities	(109)	(14)
Net cash provided by operating activities	540	639
Cash flows from investing activities
Purchases of property, equipment, and software	(49)	(56)
Payments for business acquisitions and dispositions, net of cash acquired	—	(93)
Net payments for investments	(12)	(4)
Net cash used in investing activities	(61)	(153)
Cash flows from financing activities
Proceeds from issuance of common stock	27	21
Repurchases of common stock	(395)	(348)
Cash dividends paid	(138)	(133)
Repayments on revolving credit facility, term loans, and Senior Notes	(42)	(21)
Net cash used in financing activities	(548)	(481)
Net (decrease) increase in cash and cash equivalents	(69)	5
Cash and cash equivalents––beginning of period	885	554
Cash and cash equivalents––end of period	$816	$559
Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$87	$97
Income taxes	$41	$190

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in millions, except share data)	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2025	168,850,097	$2	(45,141,112)	$(3,249)	$1,071	$3,271	$(30)	$1,065
Issuance of common stock	145,657	—	—	—	9	—	—	9
Stock options exercised	115,374	—	—	—	8	—	—	8
Repurchase of common stock (1)	—	—	(1,944,702)	(210)	—	—	—	(210)
Net income	—	—	—	—	—	175	—	175
Dividends paid of $0.55 per share of common stock	—	—	—	—	—	(68)	—	(68)
Stock-based compensation expense	—	—	—	—	17	—	—	17
Balance at September 30, 2025	169,111,128	$2	(47,085,814)	$(3,459)	$1,105	$3,378	$(30)	$996

Balance at March 31, 2025	168,522,544	$2	(43,643,540)	$(3,082)	$1,042	$3,070	$(29)	$1,003
Issuance of common stock	458,931	—	—	—	18	—	—	18
Stock options exercised	129,653	—	—	—	9	—	—	9
Repurchase of common stock (2)	—	—	(3,442,274)	(377)	—	—	—	(377)
Net income	—	—	—	—	—	446	—	446
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1)	(1)
Dividends paid of $1.10 per share of common stock	—	—	—	—	—	(138)	—	(138)
Stock-based compensation expense	—	—	—	—	36	—	—	36
Balance at September 30, 2025	169,111,128	$2	(47,085,814)	$(3,459)	$1,105	$3,378	$(30)	$996
(1) During the three months ended September 30, 2025, the Company purchased 1.9 million shares of the Company’s Class A Common Stock for $207 million. Additionally, the Company repurchased shares for $3 million during the three months ended September 30, 2025 to cover the minimum statutory taxes on repurchases and restricted stock units that vested on various dates during the period.
(2) During the six months ended September 30, 2025, the Company purchased 3.3 million shares of the Company’s Class A Common Stock for $361 million. Additionally, the Company repurchased shares for $16 million during the six months ended September 30, 2025 to cover the minimum statutory taxes on repurchases and restricted stock units that vested on various dates during the period.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in millions, except share data)	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	167,705,104	$2	(38,354,730)	$(2,368)	$940	$2,502	$8	$1,084
Issuance of common stock	112,184	—	—	—	7	—	—	7
Stock options exercised	23,716	—	—	—	2	—	—	2
Repurchase of common stock (3)	—	—	(1,584,386)	(234)	—	—	—	(234)
Net income	—	—	—	—	—	390	—	390
Other comprehensive loss, net of tax	—	—	—	—	—	—	(8)	(8)
Dividends paid of $0.51 per share of common stock	—	—	—	—	—	(66)	—	(66)
Stock-based compensation expense	—	—	—	—	26	—	—	26
Balance at September 30, 2024	167,841,004	$2	(39,939,116)	$(2,602)	$975	$2,826	$—	$1,201

Balance at March 31, 2024	167,402,268	$2	(37,759,145)	$(2,278)	$909	$2,404	$10	$1,047
Issuance of common stock	348,772	—	—	—	16	—	—	16
Stock options exercised	89,964	—	—	—	4	—	—	4
Repurchase of common stock (4)	—	—	(2,179,971)	(324)	—	—	—	(324)
Net income	—	—	—	—	—	555	—	555
Other comprehensive loss, net of tax	—	—	—	—	—	—	(10)	(10)
Dividends paid of $1.02 per share of common stock	—	—	—	—	—	(133)	—	(133)
Stock-based compensation expense	—	—	—	—	46	—	—	46
Balance at September 30, 2024	167,841,004	$2	(39,939,116)	$(2,602)	$975	$2,826	$—	$1,201
(3) During the three months ended September 30, 2024, the Company purchased 1.6 million shares of the Company’s Class A Common Stock for $230 million. Additionally, the Company repurchased shares for $4 million during the three months ended September 30, 2024 to cover the minimum statutory taxes on repurchases and restricted stock units that vested on various dates during the period.
(4) During the six months ended September 30, 2024, the Company purchased 2.1 million shares of the Company’s Class A Common Stock for $308 million. Additionally, the Company repurchased shares for $16 million during the six months ended September 30, 2024 to cover the minimum statutory taxes on repurchases and restricted stock units that vested on various dates during the period.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)

1. Business Overview
Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or the Company, we, us, and our, was incorporated in Delaware in May 2008. As an advanced technology company, the Company builds technology solutions using artificial intelligence (“AI”), cyber, and other cutting-edge technologies to advance and protect the nation and its citizens. The Company supports critical missions for a diverse base of federal government customers, including nearly all of the U.S. government’s cabinet-level departments, as well as for commercial customers, both domestically and in select international locations. The Company is headquartered in McLean, Virginia, with approximately 32,500 employees as of September 30, 2025, and reports operating results and financial data in one reportable segment.
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries that are majority-owned or otherwise controlled by the Company, and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the information contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2025. The interim period unaudited condensed consolidated financial statements are presented as described below. Certain information and disclosures normally required for annual financial statements have been condensed or omitted pursuant to U.S. GAAP and SEC rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation of the results of the interim periods presented have been included. The Company’s fiscal year ends on March 31 and, unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31. The results of operations for the three and six months ended September 30, 2025 are not necessarily indicative of results to be expected for the full fiscal year.
Certain amounts reported in the Company's prior fiscal year condensed consolidated financial statements have been reclassified to conform to the current year presentation, including the reclassification of interest income for fiscal 2025 from “Other income (expense)” into “Interest expense, net” on the condensed consolidated statement of operations. There are no changes to the Company’s financial position or results of operations as a result of this reclassification.
Investments
As of September 30, 2025 and March 31, 2025, respectively, the total of equity and other investments related to unconsolidated entities included in other long-term assets of the Company’s condensed consolidated balance sheet were $109 million and $90 million.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-09, Improvements to Income Tax Disclosures. The standard includes amendments that enhance annual income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The Company is required to adopt this standard in its Fiscal 2026 Form 10-K and does not expect it to have a material impact on its consolidated financial statements and related disclosures.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which is intended to enhance transparency into the nature and function of certain expenses as specified by the ASU. The guidance does not change the expense captions an entity presents on the face of the income statement; rather, it requires public business entities to provide disaggregated disclosures of certain expense captions in the notes to the financial statements. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, and can be applied retrospectively or prospectively. The Company is currently assessing the impact of this update; however, its adoption will affect only the Company’s disclosures, with no impacts to its financial conditions or results of operations.
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting for and disclosure of internal-use software costs. The guidance removes all references to project stages, defines the threshold to begin capitalizing costs, and clarifies the disclosure requirements of capitalized software costs. The ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years, and can be applied retrospectively, prospectively, or on a modified transition approach. Early adoption is permitted. The Company is currently assessing the impact of this update.
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

Revenue by Contract Type:	Three Months Ended September 30,				Six Months Ended September 30,
	2025		2024		2025		2024
Cost-reimbursable	$1,713	59%	$1,781	57%	$3,471	60%	$3,441	56%
Time-and-materials	638	22%	722	23%	1,276	22%	1,393	23%
Fixed-price	539	19%	643	20%	1,067	18%	1,254	21%
Total Revenue	$2,890	100%	$3,146	100%	$5,814	100%	$6,088	100%

Revenue by Customer Type (1):	Three Months Ended September 30,				Six Months Ended September 30,
	2025		2024		2025		2024
Defense Customers	$1,580	54%	$1,547	49%	$3,097	53%	$2,968	48%
Intelligence Customers	483	17%	494	16%	967	17%	951	16%
Civil Customers	827	29%	1,105	35%	1,750	30%	2,169	36%
Total Revenue	$2,890	100%	$3,146	100%	$5,814	100%	$6,088	100%
(1) Customer type is based on public market as determined by government agency hierarchy mapping. Revenue by customer type for comparative periods for certain contracts has been reclassified to align to the most recent mapping.

Revenue by Whether the Company Acts as a Prime Contractor or a Subcontractor:	Three Months Ended September 30,				Six Months Ended September 30,
	2025		2024		2025		2024
Prime Contractor	$2,701	93%	$3,001	95%	$5,442	94%	$5,809	95%
Subcontractor	189	7%	145	5%	372	6%	279	5%
Total Revenue	$2,890	100%	$3,146	100%	$5,814	100%	$6,088	100%
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
As of September 30, 2025 and March 31, 2025, the Company had $12.1 billion and $9.5 billion of remaining performance obligations, respectively. We expect to recognize approximately 65% of the remaining performance obligations at September 30, 2025 as revenue over the next 12 months, and approximately 70% over the next 24 months. The remainder is expected to be recognized thereafter.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
Contract Balances
The following table summarizes the contract assets and liabilities, and accounts receivable, net of allowance recognized on the Company’s condensed consolidated balance sheets:

	September 30, 2025	March 31, 2025
Current assets
Accounts receivable–billed	$636	$781
Accounts receivable–unbilled (contract assets)	1,582	1,491
Allowance for credit losses	(1)	(1)
Accounts receivable, net	2,217	2,271
Other long-term assets
Accounts receivable–unbilled (contract assets)	59	58
Total accounts receivable, net	$2,276	$2,329
Other current liabilities
Advance payments, billings in excess of costs incurred and deferred revenue (contract liabilities)	$19	$18
Changes in contract assets and contract liabilities are primarily due to the timing difference between the Company’s performance of services and payments from customers. For both the three months ended September 30, 2025 and 2024, we recognized revenue of $1 million, and for the six months ended September 30, 2025 and 2024, we recognized revenue of $12 million and $10 million, respectively, related to our contract liabilities on April 1, 2025 and 2024, respectively.
4. Earnings Per Share
The table below provides a reconciliation of the income used to compute basic and diluted EPS for the periods presented:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Numerator (1):
Earnings for basic computations	$174	$388	$443	$552
Earnings for diluted computations	$174	$388	$443	$552
Denominator:
Weighted-average common stock shares outstanding, basic	122,662,037	128,391,878	123,388,093	128,893,263
Dilutive stock options and restricted stock	219,526	456,199	289,899	494,459
Weighted-average common stock shares outstanding, diluted	122,881,563	128,848,077	123,677,992	129,387,722
Earnings per common share:
Basic	$1.42	$3.02	$3.59	$4.29
Diluted	$1.42	$3.01	$3.58	$4.27
(1)    The difference between earnings for basic and diluted computations and net income presented on the condensed consolidated statements of operations is due to undistributed earnings and dividends allocated to the participating securities. There were approximately 0.9 million and 0.8 million shares, respectively, of participating securities for three months ended September 30, 2025 and 2024, and 0.9 million and 0.7 million shares of participating securities for the six months ended September 30, 2025 and 2024, respectively.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
5. Intangible Assets
Intangible assets consisted of the following at the periods presented below:

	September 30, 2025			March 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer contracts and related customer relationships	$619	$335	$284	$619	$305	$314
Software	189	126	63	168	109	59
Total amortizable intangible assets	$808	$461	$347	$787	$414	$373
Unamortizable intangible assets:
Trade name	$190	$—	$190	$190	$—	$190
Total	$998	$461	$537	$977	$414	$563
6. Accounts Payable and Other Accrued Expenses
Accounts payable and other accrued expenses consisted of the following at the periods presented below:

	September 30, 2025	March 31, 2025
Vendor payables	$686	$693
Provision for claimed costs	247	245
Accrued interest	35	16
Accrued expenses	33	33
Total accounts payable and other accrued expenses	$1,001	$987
See Note 12, “Commitments and Contingencies,” to the condensed consolidated financial statements for further discussion of the Company’s provision for claimed costs.
7. Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following at the periods presented below:

	September 30, 2025	March 31, 2025
Accrued payroll	$239	$328
Accrued retirement	127	85
Accrued paid time off	241	242
Other	68	47
Total accrued compensation and benefits	$675	$702

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
8. Debt
Debt consisted of the following at the periods presented below:

	September 30, 2025		March 31, 2025
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Term Loan	5.666%	$1,485	5.675%	$1,526
Senior Notes due 2028	3.875%	700	3.875%	700
Senior Notes due 2029	4.000%	500	4.000%	500
Senior Notes due 2033	5.950%	650	5.950%	650
Senior Notes due 2035	5.950%	650	5.950%	650
Less: Unamortized debt issuance costs and discount on debt		(25)		(28)
Total		3,960		3,998
Less: Current portion of long-term debt		(83)		(83)
Long-term debt, net of current portion		$3,877		$3,915
Booz Allen Hamilton Inc. (“Booz Allen Hamilton”), Booz Allen Hamilton Investor Corporation, and certain wholly owned subsidiaries of Booz Allen Hamilton are parties to a Credit Agreement dated as of July 31, 2012, as amended, which provided Booz Allen Hamilton with a $1,485 million Term Loan and a $1.0 billion revolving credit facility (the “Revolving Credit Facility”), with a sub-limit for letters of credit of $200 million as of September 30, 2025.
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
The Company occasionally borrows under the Revolving Credit Facility for our working capital needs. There were no borrowings during the six months ended September 30, 2025 and as of both September 30, 2025 and March 31, 2025, respectively, there was no outstanding balance on the Revolving Credit Facility.
As of September 30, 2025 and March 31, 2025, Booz Allen Hamilton was in compliance with all financial covenants associated with its debt. For further information on the Company’s debt, including material terms, conditions, restrictions and redemption options, see Note 10, “Debt,” of the Company’s consolidated financial statements included in the fiscal 2025 Annual Report on Form 10-K.
9. Income Taxes
The Company’s effective income tax rates were 24.9% and 24.0% for the three months ended September 30, 2025 and 2024, respectively, and 0.7% and 23.7% for the six months ended September 30, 2025 and September 30, 2024, respectively. Our effective tax rates for these periods differ from the federal statutory rate of 21.0% primarily due to the inclusion of state and foreign income taxes and permanent rate differences, which are predominantly related to certain executive compensation and the accrual of reserves for uncertain tax positions, offset by research and development tax credits, excess tax benefits for employee share-based compensation, and the Foreign Derived Intangible Income deduction. In addition, the fiscal year 2026 effective tax rate was also lower related to adjustments to the Company’s uncertain tax position reserves as outlined below.
As of September 30, 2025 and March 31, 2025, the Company recorded $56 million and $142 million, respectively, of reserves for uncertain tax positions (“UTPs”) primarily related to research and development tax credits. The UTP reduction during the six months ended September 30, 2025 is primarily related to an $86 million adjustment from the completion of Internal Revenue Service (the “IRS”) examination procedures of the Company's amended federal income tax returns through fiscal year 2021 recorded in the first quarter. The Company also accrued $22 million of interest (net of tax effect) on the related long-term receivable for the refund requested in the amended returns. Due to the magnitude of the refund requested in the amended returns, the case will be referred to the Joint Committee on Taxation (the “JCT”) for further evaluation, as required by law for tax refunds or reductions exceeding $5 million. While the JCT has not yet reviewed this case, management does not anticipate that the resolution of this review will have a material adverse effect on the Company's financial position or results of operations.
As of September 30, 2025 and March 31, 2025, the Company recorded long-term income tax receivables of $174 million, including interest, and $152 million, respectively, which represents the amended U.S. federal return refund claims related to the audits referenced above and remains classified as other long-term assets on the condensed consolidated balance sheet as the case is subject to JCT review.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was enacted in the U.S. The OBBB includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, restoration of favorable tax treatment for certain business provisions including the expensing of domestic research and development expenditures, and modifications to the international tax framework. The Company has incorporated the impact of the new legislation into its year-to-date effective tax rate and continues to assess the impact on the consolidated financial statements.
10. Accumulated Other Comprehensive Income (Loss)
Amounts recorded in other comprehensive income (loss) (“OCI”) are related to the Company's post-retirement plans and interest rate swaps designated as cash flow hedges. The following table presents the changes in Accumulated OCI (“AOCI”) during the periods presented below:

	Three Months Ended September 30, 2025			Six Months Ended September 30, 2025
	Post-retirement plans	Derivatives designated as cash flow hedges	Total	Post-retirement plans	Derivatives designated as cash flow hedges	Total
Beginning of period	$(28)	$(2)	$(30)	$(28)	$(1)	$(29)
Amounts reclassified from AOCI to earnings, before income taxes	1	(1)	—	1	(2)	(1)
Income taxes	—	—	—	—	—	—
Amounts reclassified from AOCI to earnings, net of income taxes(1)	1	(1)	—	1	(2)	(1)
Current-period OCI, net of income taxes	1	(1)	—	1	(2)	(1)
End of period	$(27)	$(3)	$(30)	$(27)	$(3)	$(30)
(1) The reclassifications from accumulated OCI to net income are included in interest expense, net in the Condensed Consolidated Statements of Operations.

	Three Months Ended September 30, 2024			Six Months Ended September 30, 2024
	Post-retirement plans	Derivatives designated as cash flow hedges	Total	Post-retirement plans	Derivatives designated as cash flow hedges	Total
Beginning of period	$2	$6	$8	$2	$8	$10
OCI, before reclassifications and income taxes	—	(8)	(8)	—	(7)	(7)
Income taxes	—	2	2	—	2	2
OCI before reclassifications, net of income taxes	—	(6)	(6)	—	(5)	(5)
Amounts reclassified from AOCI to earnings, before income taxes	—	(3)	(3)	—	(7)	(7)
Income taxes	—	1	1	—	2	2
Amounts reclassified from AOCI to earnings, net of income taxes(2)	—	(2)	(2)	—	(5)	(5)
Current-period OCI, net of income taxes	—	(8)	(8)	—	(10)	(10)
End of period	$2	$(2)	$—	$2	$(2)	$—
(2) The reclassifications from accumulated OCI to net income are included in interest expense, net in the Condensed Consolidated Statements of Operations.

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
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
11. Fair Value Measurements
Recurring Fair Value Measurements
The financial instruments measured at fair value in the accompanying condensed consolidated balance sheets consisted of the following at the periods presented below:

	September 30, 2025			March 31, 2025
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Current derivative instruments	$—	$—	$—	$—	$1	$1
Long-term deferred compensation plan asset	44	—	44	35	—	35
Total Assets	$44	$—	$44	$35	$1	$36
Liabilities:
Current derivative instruments	$—	$2	$2	$—	$1	$1
Long-term derivative instruments	—	2	2	—	2	2
Long-term deferred compensation plan liability	44	—	44	35	—	35
Total Liabilities	$44	$4	$48	$35	$3	$38
The Company did not have any Level 3 assets or liabilities as of September 30, 2025 or March 31, 2025.
Derivatives
The Company utilizes interest rate derivative financial instruments, which were designated as cash flow hedges, to manage its exposure to interest rate risk related to its variable rate debt and reducing volatility of interest expense as the variable-to-fixed interest rate swaps effectively convert a portion of the variable rate debt into fixed interest rate debt. The Company’s outstanding interest rate swaps have a total notional amount of $350 million as of September 30, 2025 and mature from June 30, 2026 to June 30, 2027.
The Company’s interest rate swaps are considered over-the-counter derivatives which are recorded in the condensed consolidated balance sheet on a gross basis at estimated fair value. Fair value is estimated based on the present value of future cash flows using a model-derived valuation that uses Level 2 observable inputs such as interest rate yield curves. The changes in the fair value of interest rate swaps designated as cash flow hedges are recorded in AOCI, net of taxes, and are subsequently reclassified into interest expense, net in the period that the hedged forecasted interest payments are made on the Company's variable-rate debt. Over the next 12 months, the Company estimates that approximately $1 million will be reclassified as an increase to interest expense. Cash flows associated with periodic settlements of interest rate swaps are classified as operating activities in the condensed consolidated statement of cash flows.
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
Cash, Cash Equivalents and Marketable Securities
The fair value of the Company's cash and cash equivalents, which are Level 1 inputs, approximated its carrying value at September 30, 2025 and March 31, 2025. The Company’s cash and cash equivalent balances presented on the accompanying condensed consolidated balance sheets include $370 million and $802 million of marketable securities in money market funds as of September 30, 2025 and March 31, 2025, respectively.
Long-term Debt
The Company's long-term debt is carried at amortized cost and fair value is disclosed on a quarterly basis. The estimated fair values of debt are determined using quoted prices or other market information obtained from recent trading activity of the debt in markets that are not active (Level 2 inputs). The fair value is corroborated by prices derived from the interest rate spreads of recently completed leveraged loan transactions of a similar credit profile, industry, and terms to that of the Company. The fair value of the Senior Notes are determined using quoted prices or other market information obtained from recent trading activity in the high-yield bond market (Level 2 inputs). The estimated fair value of long-term debt as of September 30, 2025 and March 31, 2025 was $3,991 million and $3,954 million, respectively.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
Nonrecurring Fair Value Measurements
As of September 30, 2025 and March 31, 2025, the total of our investments that are accounted for at fair value on a non-recurring basis under the measurement alternative were $103 million and $85 million, respectively. While these assets are not measured at fair value on an ongoing basis, they are subject to fair value adjustments in certain circumstances (e.g., observable price changes or impairment).
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
As of September 30, 2025 and March 31, 2025, the Company had recorded liabilities of approximately $247 million and $245 million, respectively, for estimated adjustments to claimed costs based on its historical DCAA audit results, including the final resolution of such audits with DCMA, for claimed costs incurred subsequent to fiscal 2011.
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
In the first quarter of fiscal 2026, the Company’s condensed consolidated statement of operations included $36 million of severance and related expenses resulting from a cost management initiative and restructuring of the Civil business, comprised of $30 million in cost of revenue expenses and $6 million in general and administrative expenses. As of September 30, 2025, there are no remaining liabilities associated with this restructuring.
In the third quarter of fiscal 2026, the Company began actions to reduce cost by approximately $150 million annually.

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
Our approximately 32,500 employees support critical missions for a diverse base of federal government customers, including nearly all of the U.S. government's cabinet-level departments, as well as for commercial customers, both domestically and in select international locations. Our work is designed to protect soldiers in combat, secure our national infrastructure, enable enhanced digital services, and improve government efficiency to achieve better outcomes. Drawing on our deep expertise and leading position as a cybersecurity provider, we bring advanced tradecraft to commercial customers across industries, including financial services, health and life sciences, energy, and technology.
Factors and Trends Affecting Our Results of Operations
Our results of operations have been, and we expect them to continue to be, affected by the following factors, which may cause our future results of operations to differ from our historical results of operations discussed under “—Results of Operations.” As a result, we began actions in October to reduce cost by approximately $150 million annually.
U.S. Budgetary and Regulatory Environment
The U.S. continues to face an uncertain and evolving budgetary and regulatory environment, and we expect this uncertainty will continue. Our business performance is affected by the overall level of U.S. government spending and the alignment of our offerings and capabilities with the spending priorities of the U.S. government.
The U.S. government is driving changes in the structure and priorities of U.S. government agencies and the U.S. government is currently in the process of reviewing spending across U.S. government agencies to ensure it aligns with the administration’s priorities of maximizing governmental efficiency and productivity. We have been, and will continue to be, subject to these reviews, and we have had, and may in the future have, certain of our contracts impacted, reduced or canceled as a result of these reviews. We have also experienced price adjustments and renegotiations prior to option exercise of certain of our contracts as a result of these reviews and may in the future continue to experience such adjustments. Further, we are, and may in the future be, subject to customer mandates to formulate additional methods by which to achieve efficiencies in providing our services, and we remain in ongoing discussions with various U.S. government departments and agencies in relation to cost reductions and other potential contract modifications. There can be no assurance that these reviews will not ultimately have a material adverse impact on our business and financial performance. There has been a marked increase in negative publicity regarding government contractors (including the Company) in connection with the U.S. government’s efforts to improve efficiency and reduce costs, which could harm our reputation and could have a material impact on our business, results of operations and financial condition.

The administration is putting in place a number of Executive Orders and actions that have and could continue to affect our business. U.S. government agencies are also undertaking their own independent reviews of their contract portfolios and reviewing future procurements in response to recent Executive Orders focused on efficiency in government procurement. At the same time that the scrutiny is increasing, there have been reductions in personnel at U.S. government agencies with which we do business. These reductions in personnel, along with the changing regulatory environment, has led to a slowed procurement environment, with delays in the granting of new contract awards, increased willingness by agencies to not spend government money, delays in the processing of payments by government payment offices, as well as increased processing times for security clearances and other governmental consents. This slowed procurement environment has resulted in a substantial reduction in the ordinary end of government fiscal year funding surge when compared to prior fiscal years and, in the aggregate, has resulted in negative impacts to our business and financial performance.
The President has issued two specific Executive Orders that may cause future changes, the impact of which remains uncertain, that are intended to (i) simplify and accelerate the procurement process through a review and restructuring of the Federal Acquisition Regulation (“FAR”), and its supplements and (ii) modernize defense acquisitions by promoting commercial solutions, innovative acquisition authorities, and other existing streamlined processes. Likewise, both the House and Senate versions of the National Defense Authorization Act contemplate “generational” procurement reforms that introduce further uncertainty. The Senate draft contains a provision that would favor new entrants over traditional defense contractors by removing certain obligations only for new entrants. While the impact of these reforms on our business is uncertain, they could potentially lead to changes in the way we interact with the U.S. government. If certain commercial preferences are narrowly defined, these reforms could introduce new barriers that reduce the likelihood of direct award to companies such as Booz Allen.
On March 15, 2025, the President signed into law the Full-Year Continuing Appropriations and Extensions Act, 2025, which funded the U.S. government under a continuing resolution through September 30, 2025. At this time, Congress has failed to approve additional appropriations to fund the U.S. government, resulting in a government shutdown. A prolonged government shutdown is expected to have a negative impact on our business, financial condition and operating results.
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
The following table summarizes the value of our contract backlog as of the respective periods presented:

	September 30, 2025	September 30, 2024
	(In millions)
Backlog(1):
Funded	$5,440	$5,794
Unfunded	10,668	8,946
Priced options	24,080	24,326
Total backlog	$40,188	$39,066

(1)Amounts reflect the Company’s change in policy during the fourth quarter of fiscal 2025 to exclude contracts for which the period of performance has expired.

Our total backlog consists of contractual values which is inclusive of remaining performance obligations, unexercised option periods and other unexercised optional orders. As of September 30, 2025 and March 31, 2025, the Company had $12.1 billion and $9.5 billion of remaining performance obligations, respectively, and we expect to recognize approximately 65% of the remaining performance obligations as of September 30, 2025 as revenue over the next 12 months, and approximately 70% over the next 24 months. The remainder is expected to be recognized thereafter. We also expect to recognize revenue from a substantial portion of funded backlog as of September 30, 2025, within the next twelve months. However, given the uncertainties discussed below, as well as the risks described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, we can give no assurance that we will be able to convert our performance obligations or funded backlog into revenue in any particular period, if at all. Our backlog includes orders under contracts that in some cases extend for several years. The U.S. Congress generally appropriates funds for our customers on a yearly basis, even though their contracts with us may call for performance that is expected to take a number of years to complete. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until the U.S. Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.
We view growth in total backlog as a key measure of our potential business growth. Total backlog increased by 3% from September 30, 2024 to September 30, 2025. Additions to funded backlog during the twelve months ended September 30, 2025 and 2024 totaled $11.4 billion and $11.7 billion, respectively, as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options.
We cannot predict with any certainty the portion of our backlog that we expect to recognize as revenue in any future period and we cannot guarantee that we will recognize any revenue from our backlog. The primary risks that could affect our ability to recognize such revenue on a timely basis or at all include contract modifications, including reductions in contract value, a reduction in U.S. government spending, whether due to cost cutting initiatives or other efforts to reduce spending, delayed funding of our contracts, and the other risks and factors listed under “— U.S. Budgetary and Regulatory Environment” in this Quarterly Report, as well as those listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2025. In addition, the amount of our funded backlog is also subject to change due to these factors. In our recent experience, the slowed procurement environment and reductions in contract value have had a negative effect on our ability to convert backlog to revenue as of September 30, 2025, and could have additional impacts in the future to our business and financial performance.
Critical Accounting Estimates and Policies
Our critical accounting estimates and policies are disclosed in the Critical Accounting Estimates and Policies section in Part II, “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended March 31, 2025.

Results of Operations
The following table presents items from our condensed consolidated statements of operations for the respective periods shown:

	Three Months Ended September 30,			Six Months Ended September 30,
	2025	2024		2025	2024
	(Unaudited)	(Unaudited)	Percent	(Unaudited)	(Unaudited)	Percent
	(In millions)		Change	(In millions)		Change
Revenue	$2,890	$3,146	(8)%	$5,814	$6,088	(5)%
Operating costs and expenses:
Cost of revenue	1,340	1,362	(2)%	2,763	2,734	1%
Billable expenses	918	968	(5)%	1,799	1,913	(6)%
General and administrative expenses	308	225	37%	631	554	14%
Depreciation and amortization	41	42	(2)%	81	83	(2)%
Total operating costs and expenses	2,607	2,597	—%	5,274	5,284	—%
Operating income	283	549	(48)%	540	804	(33)%
Interest expense, net	(48)	(46)	4%	(92)	(84)	10%
Other (expense) income	(2)	10	(120)%	1	7	(86)%
Income before income taxes	233	513	(55)%	449	727	(38)%
Income tax expense	58	123	(53)%	3	172	(98)%
Net income	$175	$390	(55)%	$446	$555	(20)%
Revenue
Revenue decreased 8% to $2,890 million, and 5% to $5,814 million, respectively, for the three and six months ended September 30, 2025 compared to the prior year period. The decrease was primarily driven by a decrease in headcount due to the impact of a slowed procurement environment and continued uncertainty in the U.S. government and regulatory environment. In addition, revenue was positively impacted in the prior year by $122 million representing the reduction to our provision for claimed costs recorded during the second quarter of fiscal 2025.
Cost of Revenue
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
Cost of revenue includes direct labor, related employee benefits, and overhead. Overhead consists of indirect costs, including indirect labor relating to infrastructure, management and administration, and other expenses. Cost of revenue as a percentage of revenue was 46% and 43% for the three months ended September 30, 2025 and 2024, respectively, and 48% and 45% for the six months ended September 30, 2025 and 2024, respectively. Cost of revenue decreased 2% and increased 1% for the three and six months ended September 30, 2025, respectively, as compared to the three and six months ended September 30, 2024.
The decrease for the quarter-to-date period was primarily due to decreases in salaries and related benefits due to overall headcount reductions. The increase for the year-to-date period was primarily due to increases in salary and related benefits. Cost of revenue for the year-to-date period includes costs incurred related to employee severance and related charges from the restructuring disclosed in the first quarter. See Note 13, “Supplemental Condensed Consolidated Financial Information,” to the condensed consolidated financial statements for further information. The increase for the year-to-date period was also due to higher medical benefits partially offset by decreases in other business expenses as a result of overall headcount reductions.
Billable Expenses
Billable expenses include direct subcontractor expenses, travel expenses, and other expenses incurred to perform on contracts. Billable expenses as a percentage of revenue were 32% and 31% for the three months ended September 30, 2025 and 2024, respectively, and 31% for both the six months ended September 30, 2025 and 2024. Billable expenses decreased 5% and 6% for the three and six months ended September 30, 2025, respectively, compared to the three and six months ended September 30, 2024. The decreases were primarily attributable to decreases in the use of subcontractors driven by customer demand and timing of customer needs, partially offset by increases in expenses from contracts requiring the Company to incur other direct expenses on behalf of customers as compared to the prior year.

General and Administrative Expenses
General and administrative expenses include indirect labor of executive management and corporate administrative functions, marketing and bid and proposal costs, legal costs, and other discretionary spending. General and administrative expenses as a percentage of revenue were 11% and 7% for the three months ended September 30, 2025 and 2024, respectively, and 11% and 9% for the six months ended September 30, 2025 and 2024, respectively. General and administrative expenses increased 37% and 14% for the three and six months ended September 30, 2025, respectively, compared to the three and six months ended September 30, 2024.
Fiscal 2025 reflects $115 million in insurance recoveries from claims related to the Company’s fiscal 2024 settlement as described in Note 20, “Commitments and Contingencies,” to the consolidated financial statements contained within the Annual Report on Form 10-K for the fiscal year ended March 31, 2024, which primarily drove the increase for both the quarter and year-to-date periods. This was partially offset by decreases in salaries and related benefits, primarily due to overall headcount reductions. General and administrative expenses for the year-to-date period include costs incurred related to employee severance and related charges from the restructuring disclosed in the first quarter. See Note 13, “Supplemental Condensed Consolidated Financial Information,” to the condensed consolidated financial statements for further information.
Depreciation and Amortization
Depreciation and amortization includes the depreciation of computers, leasehold improvements, furniture and other equipment, and the amortization of internally developed software, as well as third-party software that we use internally, and of identifiable long-lived intangible assets over their estimated useful lives. Depreciation and amortization expense decreased 2% for both the three and six months ended September 30, 2025, as compared to the three and six months ended September 30, 2024.
Operating Income
Operating income decreased 48% to $283 million and decreased 33% to $540 million for the three and six months ended September 30, 2025, respectively, compared to the three and six months ended September 30, 2024, reflecting decreases in operating margin from 17% to 10% and from 13% to 9%. Operating income was driven by the factors noted above.
Interest Expense, net
Interest expense, net increased 4% and 10% for the three and six months ended September 30, 2025, respectively, as compared to the three and six months ended September 30, 2024, primarily due to increases of $10 million and $19 million in bond interest expense, respectively, driven by the $650 million Senior Notes due 2035 (issued in March of fiscal 2025). This was partially offset by lower interest rates on the Company’s term loans, as well as increases in interest income, reflecting the higher cash balances following the bond issuance noted above.
Other (Expense) Income
Other (expense) income decreased to $(2) million for the three months ended September 30, 2025 from $10 million for the three months ended September 30, 2024, and decreased to $1 million for the six months ended September 30, 2025 from $7 million for the six months ended September 30, 2024. The decreases in other (expense) income were primarily driven by larger increases in the fair value of the Company’s investments reflected in fiscal 2025 as compared to fiscal 2026.
Income Tax Expense
Income tax expense decreased 53% for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, while the effective tax rate increased to 24.9% from 24.0%. The decrease in income tax expense was primarily driven by the decrease in pre-tax income.
Income tax expense decreased 98% for the six months ended September 30, 2025 as compared to the six months ended September 30, 2024, while the effective tax rate decreased to 0.7% from 23.7%. The decrease in tax expense was primarily driven by a reduction in the income tax reserve related to the completion of IRS examination procedures in the prior quarter, the decrease in pre-tax income, and the accrual of interest income on the long-term tax receivable.

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
•EBITDA represents net income before income taxes, interest expense, net and other income (expense), and depreciation and amortization.
•Adjusted EBITDA represents net income before income tax expense, interest expense, net and other income (expense), and depreciation and amortization and before certain other items, including change in provision for claimed costs for historical rate years, certain other corporate expenses, and certain insurance recoveries. The Company prepares Adjusted EBITDA to eliminate the impact of items it does not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary or non-recurring nature or because they result from an event of a similar nature.
Below is a reconciliation of our most directly comparable GAAP measures to our non-GAAP measures, Revenue to Revenue, Excluding Billable Expenses and Net income to EBITDA and Adjusted EBITDA, calculated and presented in accordance with GAAP:

	Three Months Ended September 30,		Six Months Ended September 30,
(In millions, except share and per share data)	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Revenue, Excluding Billable Expenses
Revenue	$2,890	$3,146	$5,814	$6,088
Less: Billable expenses	918	968	1,799	1,913
Revenue, Excluding Billable Expenses*	$1,972	$2,178	$4,015	$4,175
EBITDA and Adjusted EBITDA
Net income	$175	$390	$446	$555
Income tax expense	58	123	3	172
Interest expense, net and other income (expense)	50	36	91	77
Depreciation and amortization	41	42	81	83
EBITDA	324	591	621	887
Change in provision for claimed costs (a)	—	(113)	—	(113)
Other corporate expenses (b)	—	1	14	7
Insurance recoveries (c)	—	(115)	—	(115)
Adjusted EBITDA	$324	$364	$635	$666

*Revenue, Excluding Billable Expenses includes $113 million of revenue for the three and six months ending September 30, 2024, resulting from the reduction to our provision for claimed costs as noted below.
(a) Represents the reduction to our provision for claimed costs for years prior to fiscal 2025 recorded during the second quarter of fiscal 2025, which resulted in a corresponding increase to revenue, as a result of the Defense Contract Audit Agency's findings related to its audits of our claimed costs for multiple fiscal years. See Note 19, “Commitments and Contingencies,” to the consolidated financial statements in the Company's Form 10-K for the fiscal year ended March 31, 2025 for further information.
(b) In fiscal 2026, other corporate expenses consist primarily of nonrecoverable costs associated with employee severance from a cost management initiative and restructuring of the Civil business. See Note 13, “Supplemental Condensed Consolidated Financial Information,” to the condensed consolidated financial statements for further information. In fiscal 2025, other corporate expenses consist primarily of acquisition related costs from the acquisition of PAR Government Systems Corporation (“PGSC”).
(c) Reflects insurance recoveries from claims related to the Company’s fiscal 2024 settlement as described in Note 20, “Commitments and Contingencies,” to the consolidated financial statements contained within the Annual Report on Form 10-K for the fiscal year ended March 31, 2024.
Liquidity and Capital Resources
As of September 30, 2025, our total liquidity was $1.8 billion, consisting of $816 million of cash and cash equivalents and $999 million available under the Revolving Credit Facility. In the opinion of management, we will be able to meet our liquidity and cash needs through a combination of cash flows from operating activities, available cash balances, and available borrowing under the Revolving Credit Facility. If these resources need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities.
The following table presents selected financial information for the respective periods shown:

	September 30, 2025	March 31, 2025
	(Unaudited)
	(In millions)
Cash and cash equivalents	$816	$885
Total debt	$3,960	$3,998

	Six Months Ended September 30,
	2025	2024
	(Unaudited)	(Unaudited)
	(In millions)
Net cash provided by operating activities	$540	$639
Net cash used in investing activities	(61)	(153)
Net cash used in financing activities	(548)	(481)
Net (decrease) increase in cash and cash equivalents	$(69)	$5
Some of the possible uses of our remaining excess cash at any point in time may include funding strategic acquisitions and investments, debt repayment, further investment in our business and returning value to shareholders through share repurchases, quarterly dividends, and special dividends.
Historically, we have been able to generate sufficient cash to fund our operations, mandatory debt and interest payments, capital expenditures, and discretionary funding needs. However, due to the trends and developments described above under “—Factors and Trends Affecting Our Results of Operations”, it may be necessary to borrow under our Credit Agreement to meet cash demands in the future. While the timing and financial magnitude of these possible actions are currently indeterminable, we expect to be able to manage and adjust our capital structure to meet our liquidity needs. Our expected liquidity and capital structure may also be impacted by discretionary investments and acquisitions that we could pursue. We anticipate that cash provided by operating activities, existing cash and cash equivalents, and borrowing capacity under our Revolving Credit Facility will be sufficient to meet our anticipated cash requirements for the next twelve months, which primarily include:
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
Cash Flows
Operating Cash Flow
Net cash provided by operations was $540 million for the six months ended September 30, 2025 compared to $639 million in the prior year period. Fiscal 2025 operating cash reflects $115 million in insurance recoveries from claims related to the Company’s fiscal 2024 settlement (as described in Note 20, “Commitments and Contingencies,” to the consolidated financial statements contained within the Annual Report on Form 10-K for the fiscal year ended March 31, 2024), as well as the change to the Company’s payroll cadence during the second quarter of fiscal 2025, both resulting in a positive operating cash flow impact for fiscal 2025. The overall decrease in operating cash flow was partially offset by lower cash taxes paid in fiscal 2026 as compared to fiscal 2025.
Investing Cash Flow
Net cash used in investing activities was $61 million in the six months ended September 30, 2025 compared to $153 million in the prior year period. The decrease in investing cash used over the prior year was primarily due to the Company's acquisition of PGSC in the prior year.
Financing Cash Flow
Net cash used in financing activities was $548 million in the six months ended September 30, 2025 compared to $481 million in the prior year period. The increase in financing cash used year over year was primarily due to an increase in share repurchases of $47 million and an increase in term loan payments of $21 million.
Dividends and Share Repurchases
On October 24, 2025, the Company announced a regular quarterly cash dividend in the amount of $0.55 per share. The quarterly dividend is payable on December 2, 2025 to stockholders of record on November 14, 2025.
During the three and six months ended September 30, 2025, quarterly cash dividends of $0.55 and $1.10 per share, respectively, were declared and paid totaling $68 million and $138 million, respectively.
On December 12, 2011, the Board of Directors initially approved a share repurchase program, which was subsequently increased from time to time, and most recently increased by $500 million to $4,085 million on October 22, 2025. The Company may repurchase shares pursuant to the program by means of open market repurchases, directly negotiated repurchases or through agents acting pursuant to negotiated repurchase agreements. During the first six months of fiscal 2026, the Company purchased 3.3 million shares of the Company's Class A Common Stock for an aggregate of $361 million. As of September 30, 2025, the Company had approximately $384 million remaining under the repurchase program.
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
The tables below present the summarized financial information as combined for the Company and Booz Allen Hamilton as of March 31, 2025 and as of and for the six months ended September 30, 2025, after the elimination of intercompany transactions and balances between the Company and Booz Allen Hamilton and excluding the subsidiaries of both entities that are not issuers or guarantors of the Senior Notes due 2033 and Senior Notes due 2035, including earnings from and investments in these entities. The summarized financial information is provided in accordance with the reporting requirements of Rule 13-01 under Regulation S-X and is not intended to present our financial position or results of operations in accordance with GAAP.

Summarized Statements of Financial Condition

(in millions)	September 30, 2025	March 31, 2025
Intercompany receivables from non-guarantor subsidiaries	$14	$13
Total other current assets	$3,186	$3,272
Goodwill and intangible assets, net of accumulated amortization	$1,505	$1,501
Total other non-current assets	$922	$978
Intercompany payables to non-guarantor subsidiaries	$3	$91
Total other current liabilities	$1,818	$1,819
Long-term debt, net of current portion	$3,876	$3,915
Total other non-current liabilities	$427	$535
Summarized Statement of Operations

(in millions)	Six Months Ended September 30, 2025
Revenue	$5,762
Revenue from non-guarantor subsidiaries	$9
Operating income	$567
Operating loss from non-guarantor subsidiaries	$(14)
Net income	$453
Net income attributable to the Obligor Group	$453
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
None.
Issuer Purchases of Equity Securities
The following table presents the share repurchase activity for each of the three months in the quarter ended September 30, 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
July 2025	531,956	$108	531,277	$534
August 2025	685,605	$110	683,084	$459
September 2025	727,141	$104	722,166	$384
Total	1,944,702		1,936,527
(1) The total number of shares purchased includes shares surrendered to satisfy minimum statutory tax withholding obligations related to the vesting of stock awards.
(2) On December 12, 2011, the Board of Directors initially approved a share repurchase program, which was subsequently increased from time to time, and most recently increased by $500 million to $4,085 million on October 22, 2025. A special committee of the Board of Directors was appointed to evaluate market conditions and other relevant factors and initiate repurchases under the program from time to time. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice.
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
The following activity occurred requiring disclosure under Item 408(a) of Regulation S-K:
Matthew Calderone, our Chief Financial Officer, adopted a new Rule 10b5-1 trading arrangement on June 13, 2025 that will terminate on June 12, 2026. Under the trading arrangement, up to an aggregate of 10,000 shares of common stock are available to be sold by the broker upon reaching pricing targets defined in the trading arrangement.

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
101
The following materials from Booz Allen Hamilton Holding Corporation’s Quarterly Report on Form 10-Q for the three and six months ended September 30, 2025 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2025 and March 31, 2025; (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2025 and 2024; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2025 and 2024; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2025 and 2024; and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
___________________________________
* Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Booz Allen Hamilton Holding Corporation
Registrant

Date: October 24, 2025	By:	/s/ Dennis Metzfield
Dennis Metzfield Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)