Form 10-Q
period 2025-12-31
Booz Allen Hamilton Holding Corp
filed 2026-01-23
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of 1/19/2026
Class A Common Stock	120,594,389

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share and per share data)

	December 31, 2025	March 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$882	$885
Accounts receivable, net	2,048	2,271
Prepaid expenses and other current assets	147	157
Total current assets	3,077	3,313
Property and equipment, net of accumulated depreciation	163	177
Operating lease right-of-use assets	159	178
Intangible assets, net of accumulated amortization	517	563
Goodwill	2,399	2,405
Deferred tax assets	315	332
Other long-term assets	421	344
Total assets	$7,051	$7,312
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$83	$83
Accounts payable and other accrued expenses	866	987
Accrued compensation and benefits	670	702
Operating lease liabilities	41	41
Other current liabilities	43	33
Total current liabilities	1,703	1,846
Long-term debt, net of current portion	3,857	3,915
Operating lease liabilities, net of current portion	156	180
Other long-term liabilities	310	368
Total liabilities	6,026	6,309
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, Class A - $0.01 par value - authorized: 600,000,000 shares; issued: 169,274,466 and 168,522,544 shares at December 31, 2025 and March 31, 2025, respectively; outstanding: 120,863,944 and 124,879,004 shares at December 31, 2025 and March 31, 2025, respectively	2	2
Treasury stock, at cost - 48,410,522 and 43,643,540 shares at December 31, 2025 and March 31, 2025	(3,586)	(3,082)
Additional paid-in capital	1,129	1,042
Retained earnings	3,511	3,070
Accumulated other comprehensive loss	(31)	(29)
Total stockholders’ equity	1,025	1,003
Total liabilities and stockholders’ equity	$7,051	$7,312

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in millions, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Revenue	$2,620	$2,917	$8,434	$9,005
Operating costs and expenses:
Cost of revenue	1,259	1,305	4,022	4,039
Billable expenses	774	939	2,573	2,852
General and administrative expenses	317	342	948	896
Depreciation and amortization	40	40	121	123
Total operating costs and expenses	2,390	2,626	7,664	7,910
Operating income	230	291	770	1,095
Interest expense, net	(47)	(42)	(139)	(126)
Other income (expense)	4	(1)	5	6
Income before income taxes	187	248	636	975
Income tax (benefit) expense	(13)	61	(10)	233
Net income	$200	$187	$646	$742
Earnings per share of common stock (Note 4):
Basic	$1.64	$1.46	$5.23	$5.75
Diluted	$1.63	$1.45	$5.22	$5.73
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Amounts in millions)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Net income	$200	$187	$646	$742
Other comprehensive (loss) gain, net of tax:
Change in unrealized gain (loss) on derivatives designated as cash flow hedges	—	3	(2)	(7)
Change in postretirement plan costs	(1)	—	—	—
Total other comprehensive (loss) gain, net of tax	(1)	3	(2)	(7)
Comprehensive income	$199	$190	$644	$735

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in millions)	Nine Months Ended December 31,
	2025	2024
Cash flows from operating activities
Net income	$646	$742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121	123
Noncash lease expense	37	39
Stock-based compensation expense	52	71
Net gains on investments, dispositions, and other	(11)	(7)
Changes in operating assets and liabilities:
Accounts receivable, net	214	(159)
Deferred income taxes and income taxes receivable/payable	35	(105)
Prepaid expenses and other current and long-term assets	(62)	(16)
Accrued compensation and benefits	(19)	224
Accounts payable and other accrued expenses	(113)	(103)
Other current and long-term liabilities	(99)	(19)
Net cash provided by operating activities	801	790
Cash flows from investing activities
Purchases of property, equipment, and software	(62)	(73)
Proceeds from (payments for) business dispositions and acquisitions, net of cash acquired	24	(97)
Net payments for investments	(14)	(14)
Net cash used in investing activities	(52)	(184)
Cash flows from financing activities
Proceeds from issuance of common stock	37	30
Repurchases of common stock	(521)	(497)
Cash dividends paid	(205)	(198)
Repayments on revolving credit facility, term loans, and Senior Notes	(63)	(41)
Net cash used in financing activities	(752)	(706)
Net decrease in cash and cash equivalents	(3)	(100)
Cash and cash equivalents––beginning of period	885	554
Cash and cash equivalents––end of period	$882	$454
Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$130	$121
Income taxes	$54	$322

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in millions, except share data)	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2025	169,111,128	$2	(47,085,814)	$(3,459)	$1,105	$3,378	$(30)	$996
Issuance of common stock	134,034	—	—	—	7	—	—	7
Stock options exercised	29,304	—	—	—	1	—	—	1
Repurchase of common stock (1)	—	—	(1,324,708)	(127)	—	—	—	(127)
Net income	—	—	—	—	—	200	—	200
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1)	(1)
Dividends paid of $0.55 per share of common stock	—	—	—	—	—	(67)	—	(67)
Stock-based compensation expense	—	—	—	—	16	—	—	16
Balance at December 31, 2025	169,274,466	$2	(48,410,522)	$(3,586)	$1,129	$3,511	$(31)	$1,025

Balance at March 31, 2025	168,522,544	$2	(43,643,540)	$(3,082)	$1,042	$3,070	$(29)	$1,003
Issuance of common stock	592,965	—	—	—	25	—	—	25
Stock options exercised	158,957	—	—	—	10	—	—	10
Repurchase of common stock (2)	—	—	(4,766,982)	(504)	—	—	—	(504)
Net income	—	—	—	—	—	646	—	646
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2)	(2)
Dividends paid of $1.65 per share of common stock	—	—	—	—	—	(205)	—	(205)
Stock-based compensation expense	—	—	—	—	52	—	—	52
Balance at December 31, 2025	169,274,466	$2	(48,410,522)	$(3,586)	$1,129	$3,511	$(31)	$1,025
(1) During the three months ended December 31, 2025, the Company purchased 1.3 million shares of the Company’s Class A Common Stock for $125 million. Additionally, the Company’s repurchase of common stock for the three months ended December 31, 2025 includes $2 million to cover the minimum statutory taxes on repurchases and restricted stock units that vested on various dates during the period.
(2) During the nine months ended December 31, 2025, the Company purchased 4.7 million shares of the Company’s Class A Common Stock for $486 million. Additionally, the Company’s repurchase of common stock for the nine months ended December 31, 2025 includes $18 million to cover the minimum statutory taxes on repurchases and restricted stock units that vested on various dates during the period.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in millions, except share data)	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at September 30, 2024	167,841,004	$2	(39,939,116)	$(2,602)	$975	$2,826	$—	$1,201
Issuance of common stock	134,666	—	—	—	9	—	—	9
Stock options exercised	7,961	—	—	—	1	—	—	1
Repurchase of common stock (3)	—	—	(941,950)	(150)	—	—	—	(150)
Net income	—	—	—	—	—	187	—	187
Other comprehensive income, net of tax	—	—	—	—	—	—	3	3
Dividends paid of $0.51 per share of common stock	—	—	—	—	—	(66)	—	(66)
Stock-based compensation expense	—	—	—	—	25	—	—	25
Balance at December 31, 2024	167,983,631	$2	(40,881,066)	$(2,752)	$1,010	$2,947	$3	$1,210

Balance at March 31, 2024	167,402,268	$2	(37,759,145)	$(2,278)	$909	$2,404	$10	$1,047
Issuance of common stock	483,438	—	—	—	25	—	—	25
Stock options exercised	97,925	—	—	—	5	—	—	5
Repurchase of common stock (4)	—	—	(3,121,921)	(474)	—	—	—	(474)
Net income	—	—	—	—	—	742	—	742
Other comprehensive loss, net of tax	—	—	—	—	—	—	(7)	(7)
Dividends paid of $1.53 per share of common stock	—	—	—	—	—	(199)	—	(199)
Stock-based compensation expense	—	—	—	—	71	—	—	71
Balance at December 31, 2024	167,983,631	$2	(40,881,066)	$(2,752)	$1,010	$2,947	$3	$1,210
(3) During the three months ended December 31, 2024, the Company purchased 0.9 million shares of the Company’s Class A Common Stock for $145 million. Additionally, the Company’s repurchase of common stock for the three months ended December 31, 2024 includes $4 million to cover the minimum statutory taxes on repurchases and restricted stock units that vested on various dates during the period.
(4) During the nine months ended December 31, 2024, the Company purchased 3.0 million shares of the Company’s Class A Common Stock for $454 million. Additionally, the Company’s repurchase of common stock for the nine months ended December 31, 2024 includes $17 million to cover the minimum statutory taxes on repurchases and restricted stock units that vested on various dates during the period.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)

1. Business Overview
Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or the Company, we, us, and our, was incorporated in Delaware in May 2008. As an advanced technology company, the Company builds technology solutions using artificial intelligence (“AI”), cyber, and other cutting-edge technologies to advance and protect the nation and its citizens. The Company supports critical missions for a diverse base of federal government customers, including nearly all of the U.S. government’s cabinet-level departments, as well as for commercial customers, both domestically and in select international locations. The Company is headquartered in McLean, Virginia, with approximately 31,600 employees as of December 31, 2025, and reports operating results and financial data in one reportable segment.
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries that are majority-owned or otherwise controlled by the Company, and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the information contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2025. The interim period unaudited condensed consolidated financial statements are presented as described below. Certain information and disclosures normally required for annual financial statements have been condensed or omitted pursuant to U.S. GAAP and SEC rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation of the results of the interim periods presented have been included. The Company’s fiscal year ends on March 31 and, unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31. The results of operations for the three and nine months ended December 31, 2025 are not necessarily indicative of results to be expected for the full fiscal year.
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
Investments
As of December 31, 2025 and March 31, 2025, respectively, the total of equity and other investments related to unconsolidated entities included in other long-term assets of the Company’s condensed consolidated balance sheet were $113 million and $90 million.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-09, Improvements to Income Tax Disclosures. The standard includes amendments that enhance annual income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The Company is required to adopt this standard in its Fiscal 2026 Form 10-K and determined this standard does not have a material impact on its consolidated financial statements and related disclosures.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which is intended to enhance transparency into the nature and function of certain expenses as specified by the ASU. The guidance does not change the expense captions an entity presents on the face of the income statement; rather, it requires public business entities to provide disaggregated disclosures of certain expense captions in the notes to the financial statements. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, and can be applied retrospectively or prospectively. The Company is currently assessing the impact of this update; however, its adoption will affect only the Company’s disclosures, with no impacts to its results of operations or financial condition.
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

Revenue by Contract Type:	Three Months Ended December 31,				Nine Months Ended December 31,
	2025		2024		2025		2024
Cost-reimbursable	$1,515	58%	$1,674	57%	$4,986	59%	$5,115	57%
Time-and-materials	584	22%	660	23%	1,860	22%	2,053	23%
Fixed-price	521	20%	583	20%	1,588	19%	1,837	20%
Total Revenue	$2,620	100%	$2,917	100%	$8,434	100%	$9,005	100%

Revenue by Customer Type (1):	Three Months Ended December 31,				Nine Months Ended December 31,
	2025		2024		2025		2024
Defense Customers	$1,454	55%	$1,453	50%	$4,551	54%	$4,421	49%
Intelligence Customers	434	17%	452	15%	1,401	17%	1,403	16%
Civil Customers	732	28%	1,012	35%	2,482	29%	3,181	35%
Total Revenue	$2,620	100%	$2,917	100%	$8,434	100%	$9,005	100%
(1) Customer type is based on public market as determined by government agency hierarchy mapping. Revenue by customer type for comparative periods for certain contracts has been reclassified to align to the most recent mapping.

Revenue by Whether the Company Acts as a Prime Contractor or a Subcontractor:	Three Months Ended December 31,				Nine Months Ended December 31,
	2025		2024		2025		2024
Prime Contractor	$2,449	93%	$2,775	95%	$7,891	94%	$8,584	95%
Subcontractor	171	7%	142	5%	543	6%	421	5%
Total Revenue	$2,620	100%	$2,917	100%	$8,434	100%	$9,005	100%
Performance Obligations
Remaining performance obligations represent the transaction price of exercised contracts for which work has not yet been performed, irrespective of whether funding has or has not been authorized and appropriated as of the date of exercise. Remaining performance obligations exclude negotiated but unexercised options, the unfunded value of expired contracts, and certain variable consideration that was determined to be constrained.
As of December 31, 2025 and March 31, 2025, the Company had $10.5 billion and $9.5 billion of remaining performance obligations, respectively. We expect to recognize approximately 65% of the remaining performance obligations at December 31, 2025 as revenue over the next 12 months, and approximately 70% over the next 24 months. The remainder is expected to be recognized thereafter.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
Contract Balances
The following table summarizes the contract assets and liabilities, and accounts receivable, net of allowance recognized on the Company’s condensed consolidated balance sheets:

	December 31, 2025	March 31, 2025
Current assets
Accounts receivable–billed	$613	$781
Accounts receivable–unbilled (contract assets)	1,436	1,491
Allowance for credit losses	(1)	(1)
Accounts receivable, net	2,048	2,271
Other long-term assets
Accounts receivable–unbilled (contract assets)	59	58
Total accounts receivable, net	$2,107	$2,329
Other current liabilities
Advance payments, billings in excess of costs incurred and deferred revenue (contract liabilities)	$20	$18
Changes in contract assets and contract liabilities are primarily due to the timing difference between the Company’s performance of services and payments from customers. For both the three months ended December 31, 2025 and 2024, we recognized revenue of $1 million, and for the nine months ended December 31, 2025 and 2024, we recognized revenue of $13 million and $11 million, respectively, related to our contract liabilities on April 1, 2025 and 2024, respectively.
4. Earnings Per Share
The table below provides a reconciliation of the income used to compute basic and diluted EPS for the periods presented:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Numerator (1):
Earnings for basic computations	$198	$186	$641	$738
Earnings for diluted computations	$198	$186	$641	$738
Denominator:
Weighted-average common stock shares outstanding, basic	121,087,018	127,429,723	122,628,976	128,407,906
Dilutive stock options and restricted stock	260,510	510,414	278,966	501,587
Weighted-average common stock shares outstanding, diluted	121,347,528	127,940,137	122,907,942	128,909,493
Earnings per common share:
Basic	$1.64	$1.46	$5.23	$5.75
Diluted	$1.63	$1.45	$5.22	$5.73
(1)    The difference between earnings for basic and diluted computations and net income presented on the condensed consolidated statements of operations is due to undistributed earnings and dividends allocated to the participating securities. There were approximately 0.9 million and 0.7 million shares of participating securities for both the three and nine months ended December 31, 2025 and 2024, respectively.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
5. Intangible Assets
Intangible assets consisted of the following at the periods presented below:

	December 31, 2025			March 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer contracts and related customer relationships	$619	$350	$269	$619	$305	$314
Software	193	135	58	168	109	59
Total amortizable intangible assets	$812	$485	$327	$787	$414	$373
Unamortizable intangible assets:
Trade name	$190	$—	$190	$190	$—	$190
Total	$1,002	$485	$517	$977	$414	$563
6. Accounts Payable and Other Accrued Expenses
Accounts payable and other accrued expenses consisted of the following at the periods presented below:

	December 31, 2025	March 31, 2025
Vendor payables	$552	$693
Provision for claimed costs	247	245
Accrued interest	43	16
Accrued expenses	24	33
Total accounts payable and other accrued expenses	$866	$987
See Note 12, “Commitments and Contingencies,” to the condensed consolidated financial statements for further discussion of the Company’s provision for claimed costs.
7. Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following at the periods presented below:

	December 31, 2025	March 31, 2025
Accrued payroll	$261	$328
Accrued retirement	142	85
Accrued paid time off	188	242
Other	79	47
Total accrued compensation and benefits	$670	$702

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
8. Debt
Debt consisted of the following at the periods presented below:

	December 31, 2025		March 31, 2025
	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Term Loan	5.066%	$1,464	5.675%	$1,526
Senior Notes due 2028	3.875%	700	3.875%	700
Senior Notes due 2029	4.000%	500	4.000%	500
Senior Notes due 2033	5.950%	650	5.950%	650
Senior Notes due 2035	5.950%	650	5.950%	650
Less: Unamortized debt issuance costs and discount on debt		(24)		(28)
Total		3,940		3,998
Less: Current portion of long-term debt		(83)		(83)
Long-term debt, net of current portion		$3,857		$3,915
Booz Allen Hamilton Inc. (“Booz Allen Hamilton”), Booz Allen Hamilton Investor Corporation, and certain wholly owned subsidiaries of Booz Allen Hamilton are parties to a Credit Agreement dated as of July 31, 2012, as amended, which provided Booz Allen Hamilton with a $1,464 million Term Loan and a $1.0 billion revolving credit facility (the “Revolving Credit Facility”), with a sub-limit for letters of credit of $200 million as of December 31, 2025.
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
The Company occasionally borrows under the Revolving Credit Facility for our working capital needs. There were no borrowings during the nine months ended December 31, 2025 and as of both December 31, 2025 and March 31, 2025, respectively, there was no outstanding balance on the Revolving Credit Facility.
As of December 31, 2025 and March 31, 2025, Booz Allen Hamilton was in compliance with all financial covenants associated with its debt. For further information on the Company’s debt, including material terms, conditions, restrictions and redemption options, see Note 10, “Debt,” of the Company’s consolidated financial statements included in the fiscal 2025 Annual Report on Form 10-K.
9. Income Taxes
The Company’s effective income tax rates were (7.0)% and 24.7% for the three months ended December 31, 2025 and 2024, respectively, and (1.6)% and 24.0% for the nine months ended December 31, 2025 and December 31, 2024, respectively. Our effective tax rates for these periods differ from the federal statutory rate of 21.0% primarily due to the inclusion of state and foreign income taxes and permanent rate differences, which are predominantly related to certain executive compensation and the accrual of reserves for uncertain tax positions, offset by research and development tax credits, excess tax benefits for employee share-based compensation, and the Foreign Derived Intangible Income deduction. During the three months ended December 31, 2025, the Company recognized a $57 million tax benefit, in conjunction with the filing of the fiscal 2025 tax return, driven primarily by a change in estimate resulting in an increase in the research and development tax credit and the Foreign Derived Intangible Income deduction.
As of December 31, 2025 and March 31, 2025, the Company recorded $78 million and $142 million, respectively, of reserves for uncertain tax positions (“UTPs”) primarily related to research and development tax credits. The UTP reduction during the nine months ended December 31, 2025 is primarily related to an $86 million adjustment from the completion of Internal Revenue Service (the “IRS”) examination procedures of the Company's amended federal income tax returns through fiscal year 2021 recorded in the first quarter. The Company also accrued $23 million of interest (net of tax effect) on the related long-term receivable for the refund requested in the amended returns. Due to the magnitude of the refund requested in the amended returns, the case will be referred to the Joint Committee on Taxation (the “JCT”) for further evaluation, as required by law for tax refunds or reductions exceeding $5 million. While the JCT has not yet reviewed this case, management does not anticipate that the resolution of this review will have a material adverse effect on the Company's financial position or results of operations.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
As of December 31, 2025 and March 31, 2025, the Company recorded long-term income tax receivables of $176 million, including interest, and $152 million, respectively, which represents the amended U.S. federal return refund claims related to the audits referenced above and remains classified as other long-term assets on the condensed consolidated balance sheet as the case is subject to JCT review.
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
10. Accumulated Other Comprehensive Loss
Amounts recorded in other comprehensive income (loss) (“OCI”) are related to the Company's post-retirement plans and interest rate swaps designated as cash flow hedges. The following table presents the changes in Accumulated OCI (“AOCI”) during the periods presented below:

	Three Months Ended December 31, 2025			Nine Months Ended December 31, 2025
	Post-retirement plans	Derivatives designated as cash flow hedges	Total	Post-retirement plans	Derivatives designated as cash flow hedges	Total
Beginning of period	$(27)	$(3)	$(30)	$(28)	$(1)	$(29)
OCI, before reclassifications and income taxes	(2)	—	(2)	(2)	—	(2)
Income taxes	1	—	1	1	—	1
OCI before reclassifications, net of income taxes	(1)	—	(1)	(1)	—	(1)
Amounts reclassified from AOCI to earnings, before income taxes	—	—	—	1	(2)	(1)
Income taxes	—	—	—	—	—	—
Amounts reclassified from AOCI to earnings, net of income taxes(1)	—	—	—	1	(2)	(1)
Current-period OCI, net of income taxes	(1)	—	(1)	—	(2)	(2)
End of period	$(28)	$(3)	$(31)	$(28)	$(3)	$(31)
(1) The reclassifications from accumulated OCI to net income are included in interest expense, net in the Condensed Consolidated Statements of Operations.

	Three Months Ended December 31, 2024			Nine Months Ended December 31, 2024
	Post-retirement plans	Derivatives designated as cash flow hedges	Total	Post-retirement plans	Derivatives designated as cash flow hedges	Total
Beginning of period	$2	$(2)	$—	$2	$8	$10
OCI, before reclassifications and income taxes	—	6	6	—	(1)	(1)
Income taxes	—	(2)	(2)	—	—	—
OCI before reclassifications, net of income taxes	—	4	4	—	(1)	(1)
Amounts reclassified from AOCI to earnings, before income taxes	—	(1)	(1)	—	(8)	(8)
Income taxes	—	—	—	—	2	2
Amounts reclassified from AOCI to earnings, net of income taxes(2)	—	(1)	(1)	—	(6)	(6)
Current-period OCI, net of income taxes	—	3	3	—	(7)	(7)
End of period	$2	$1	$3	$2	$1	$3
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
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
11. Fair Value Measurements
Recurring Fair Value Measurements
The financial instruments measured at fair value in the accompanying condensed consolidated balance sheets consisted of the following at the periods presented below:

	December 31, 2025			March 31, 2025
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$449	$—	$449	$802	$—	$802
Current derivative instruments	—	—	—	—	1	1
Long-term deferred compensation plan asset	43	—	43	35	—	35
Total Assets	$492	$—	$492	$837	$1	$838
Liabilities:
Current derivative instruments	$—	$2	$2	$—	$1	$1
Long-term derivative instruments	—	1	1	—	2	2
Long-term deferred compensation plan liability	43	—	43	35	—	35
Total Liabilities	$43	$3	$46	$35	$3	$38
The Company did not have any Level 3 assets or liabilities as of December 31, 2025 or March 31, 2025.
Derivatives
The Company utilizes interest rate derivative financial instruments, which were designated as cash flow hedges, to manage its exposure to interest rate risk related to its variable rate debt and reducing volatility of interest expense as the variable-to-fixed interest rate swaps effectively convert a portion of the variable rate debt into fixed interest rate debt. The Company’s outstanding interest rate swaps have a total notional amount of $350 million as of December 31, 2025 and mature from June 30, 2026 to June 30, 2027.
The Company’s interest rate swaps are considered over-the-counter derivatives which are recorded in the condensed consolidated balance sheet on a gross basis at estimated fair value. Fair value is estimated based on the present value of future cash flows using a model-derived valuation that uses Level 2 observable inputs such as interest rate yield curves. The changes in the fair value of interest rate swaps designated as cash flow hedges are recorded in AOCI, net of taxes, and are subsequently reclassified into interest expense, net in the period that the hedged forecasted interest payments are made on the Company's variable-rate debt. Over the next 12 months, the Company estimates that approximately $2 million will be reclassified as an increase to interest expense. Cash flows associated with periodic settlements of interest rate swaps are classified as operating activities in the condensed consolidated statement of cash flows.
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
Cash and Cash Equivalents
As of December 31, 2025 and March 31, 2025, the Company's cash and cash equivalents presented on the accompanying condensed consolidated balance sheets include the money market funds disclosed in the table above. As of both December 31, 2025 and March 31, 2025, the fair value of the Company’s cash and cash equivalents approximated its carrying value.
Long-term Debt
The Company's long-term debt is carried at amortized cost and fair value is disclosed on a quarterly basis. The estimated fair values of debt are determined using quoted prices or other market information obtained from recent trading activity of the debt in markets that are not active (Level 2 inputs). The fair value is corroborated by prices derived from the interest rate spreads of recently completed leveraged loan transactions of a similar credit profile, industry, and terms to that of the Company. The fair value of the Senior Notes are determined using quoted prices or other market information obtained from recent trading activity in the high-yield bond market (Level 2 inputs). The estimated fair value of long-term debt as of December 31, 2025 and March 31, 2025 was $3,970 million and $3,954 million, respectively.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
Nonrecurring Fair Value Measurements
As of December 31, 2025 and March 31, 2025, the total of our investments that are accounted for at fair value on a non-recurring basis under the measurement alternative were $107 million and $85 million, respectively. While these assets are not measured at fair value on an ongoing basis, they are subject to fair value adjustments in certain circumstances (e.g., observable price changes or impairment).
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
As of December 31, 2025 and March 31, 2025, the Company had recorded liabilities of approximately $247 million and $245 million, respectively, for estimated adjustments to claimed costs based on its historical DCAA audit results, including the final resolution of such audits with DCMA, for claimed costs incurred subsequent to fiscal 2011.
Investment Commitments
The Company has committed to invest up to $400 million as a limited partner in a venture capital fund that focuses on late-stage venture capital investments (the “Fund”). The commitment is subject to capital calls to be funded over the Fund’s 10-year term, which may be extended in accordance with the Fund’s governing documents. The Company expects to fund at least $76 million in the fourth quarter, and that future capital calls will be concentrated in the earlier years of the Fund's operation as the Fund executes on its expected investment strategy. The Company accounts for its interest in the Fund under the equity method and the balance will be recorded in other long-term assets on the consolidated balance sheets.
Leases Not Yet Commenced
On November 12, 2025, the Company entered into two 15-year lease agreements for corporate office space in Reston, Virginia that have not yet commenced as of December 31, 2025. The Company plans to relocate its headquarters to the office space in the fall of 2027, dependent upon the timing of the completion of various tenant improvements. Under these lease agreements, which were entered into by Booz Allen Hamilton and are guaranteed by the Company, the estimated total undiscounted base lease payments are $222 million and the agreements provide for up to $57 million in tenant improvement allowances.
Litigation
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government, which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post-government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with customers and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations.
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

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
The Company’s cost management initiative and restructuring of the Civil business in the first quarter of fiscal 2026 resulted in $36 million of severance and related expenses. In the third quarter of fiscal 2026, the Company began actions to reduce costs as a result of the slowed procurement and funding environment. For the three months ended December 31, 2025, the Company recorded severance and related charges of $25 million related to this initiative. Severance and related charges included in the condensed consolidated statements of operations for the three and nine months ended December 31, 2025, are summarized below:

	Three Months Ended	Nine Months Ended
	December 31, 2025	December 31, 2025
Cost of revenue	$16	$46
General and administrative expenses	9	15
Total severance charges	$25	$61
The unpaid portion of these severance and related charges is included in accrued compensation and benefits in the condensed consolidated balance sheet and consisted of the following at the period presented below:

December 31, 2025
Liability for severance and related charges as of April 1, 2025	$—
Severance and related charges incurred during the period	61
Cash paid and other	(43)
Liability for severance and related charges at end of period	$18
Divestiture
On November 30, 2025, the Company completed a transaction for the sale of a group of contracts, as well as the assets and liabilities associated with those contracts and the workforce that provides services under those contracts. As a result of this transaction, the Company recognized a pre-tax gain of $7 million which is reflected in other income (expense), on the condensed consolidated statement of operations. The consideration for the sale is subject to customary working capital adjustments and contingent consideration, which may impact the amount of the gain ultimately recognized.

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
Our approximately 31,600 employees support critical missions for a diverse base of federal government customers, including nearly all of the U.S. government's cabinet-level departments, as well as for commercial customers, both domestically and in select international locations. Our work is designed to protect soldiers in combat, secure our national infrastructure, enable enhanced digital services, and improve government efficiency to achieve better outcomes. Drawing on our deep expertise and leading position as a cybersecurity provider, we bring advanced tradecraft to commercial customers across industries, including financial services, health and life sciences, energy, and technology.
Factors and Trends Affecting Our Results of Operations
Our results of operations have been, and we expect them to continue to be, affected by the following factors, which may cause our future results of operations to differ from our historical results of operations discussed under “—Results of Operations.” As a result, we began actions in the third fiscal quarter to reduce costs by approximately $150 million annually.
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
The administration is putting in place a number of Executive Orders and actions that have and could continue to affect our business. U.S. government agencies are also undertaking their own independent reviews of their contract portfolios and reviewing future procurements in response to recent Executive Orders focused on efficiency in government procurement. At the same time that the scrutiny is increasing, there have been reductions in personnel at U.S. government agencies with which we do business. These reductions in personnel, along with the changing regulatory environment, have led to a slowed procurement environment, with delays in the granting of new contract awards, increased willingness by agencies to not spend government money, delays in the processing of payments by government payment offices, as well as increased processing times for security clearances and other governmental consents. This slowed procurement environment has resulted in a substantial reduction in the ordinary end of government fiscal year funding surge when compared to prior fiscal years and, in the aggregate, has resulted in negative impacts to our business and financial performance.

We have observed preparatory steps by the U.S. government to implement two specific Executive Orders that are intended to (i) simplify and accelerate the procurement process through a review and restructuring of the Federal Acquisition Regulation (“FAR”), and its supplements and (ii) modernize defense acquisitions by promoting commercial solutions, innovative acquisition authorities, and other existing streamlined processes. The FAR Council, the body responsible for issuing and maintaining the FAR, completed the preliminary stage of FAR reform efforts at the end of September 2025. The Office of Federal Procurement Policy and FAR Council have solicited feedback on these efforts and will turn next to the formal rulemaking process. Likewise, in early November 2025, the Secretary of War announced and released an associated memorandum regarding a new acquisition strategy and directing certain reforms addressing Department of Defense purchases of military weapons. The Secretary’s accompanying memorandum and strategy outline a number of actions focused on rebuilding the Defense Industrial Base, elevating and empowering the acquisition workforce, maximizing acquisition flexibility, developing high performance systems, and improving effective lifecycle risk management. While the impact of the aforementioned changes remains uncertain, the new acquisition strategy and streamlined procurement processes have the potential to have positive impacts on our business.
On December 18, 2025, the National Defense Authorization Act was signed into law, which included a number of reforms that may also impact our business. Although the final bill did not adopt more narrow commercial preferences or expand the statutory definition of contractors who qualify as nontraditional contractors, it did exempt contractors who meet that definition from certain burdensome compliance requirements. The continued focus on removing barriers to new entrants and any related future legislation could reduce the likelihood of direct awards to companies like Booz Allen and effect our competitive position.
On November 12, 2025, the President signed into law the Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans Affairs, and Extensions Act, 2026, which funded the U.S. government under a short-term continuing resolution through January 30, 2026. At this time, Congress has failed to approve additional appropriations to fund the U.S. government past that time, which could result in a government shutdown. A prolonged government shutdown could have a negative impact on our business, financial condition and operating results.
On January 7, 2026, President Trump signed an Executive Order, “Prioritizing the Warfighter in Defense Contracting” (the “Executive Order”), that, among other things, limits stock buybacks and the payment of dividends by certain defense contractors. The Executive Order directs the Secretary of War to identify defense contractors that are underperforming on their contracts, not investing their own capital into necessary production capacity, not sufficiently prioritizing United States Government contracts, or whose production speed is insufficient as determined by the Secretary, and that have, during the period of underperformance or insufficient prioritization, investment, or production speed, engaged in any stock buy-back or corporate distribution. If the Company is identified pursuant to the Executive Order, it may have a negative impact on our dividends, stock buyback programs, and our ability to attract and retain talented executives.
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

The following table summarizes the value of our contract backlog as of the respective periods presented:

	December 31, 2025	December 31, 2024
	(In millions)
Backlog(1):
Funded	$4,206	$4,658
Unfunded	10,059	8,478
Priced options	24,191	24,743
Total backlog	$38,456	$37,879

(1)Amounts reflect the Company’s change in policy during the fourth quarter of fiscal 2025 to exclude contracts for which the period of performance has expired.
Our total backlog consists of contractual values which is inclusive of remaining performance obligations, unexercised option periods and other unexercised optional orders. As of December 31, 2025 and March 31, 2025, the Company had $10.5 billion and $9.5 billion of remaining performance obligations, respectively, and we expect to recognize approximately 65% of the remaining performance obligations as of December 31, 2025 as revenue over the next 12 months, and approximately 70% over the next 24 months. The remainder is expected to be recognized thereafter. We also expect to recognize revenue from a substantial portion of funded backlog as of December 31, 2025, within the next twelve months. However, given the uncertainties discussed below, as well as the risks described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, we can give no assurance that we will be able to convert our performance obligations or funded backlog into revenue in any particular period, if at all. Our backlog includes orders under contracts that in some cases extend for several years. The U.S. Congress generally appropriates funds for our customers on a yearly basis, even though their contracts with us may call for performance that is expected to take a number of years to complete. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until the U.S. Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.
We view growth in total backlog as a key measure of our potential business growth. Total backlog increased by 2% from December 31, 2024 to December 31, 2025. Additions to funded backlog during the twelve months ended December 31, 2025 and 2024 totaled $11.0 billion and $11.8 billion, respectively, as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options.
We cannot predict with any certainty the portion of our backlog that we expect to recognize as revenue in any future period and we cannot guarantee that we will recognize any revenue from our backlog. The primary risks that could affect our ability to recognize such revenue on a timely basis or at all include contract modifications, including reductions in contract value, a reduction in U.S. government spending, whether due to cost cutting initiatives or other efforts to reduce spending, delayed funding of our contracts, and the other risks and factors listed under “— U.S. Budgetary and Regulatory Environment” in this Quarterly Report, as well as those listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2025. In addition, the amount of our funded backlog is also subject to change due to these factors. In our recent experience, the slowed procurement environment and reductions in contract value have had a negative effect on our ability to convert backlog to revenue as of December 31, 2025, and could have additional impacts in the future to our business and financial performance.
Critical Accounting Estimates and Policies
Our critical accounting estimates and policies are disclosed in the Critical Accounting Estimates and Policies section in Part II, “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended March 31, 2025.

Results of Operations
The following table presents items from our condensed consolidated statements of operations for the respective periods shown:

	Three Months Ended December 31,			Nine Months Ended December 31,
	2025	2024		2025	2024
	(Unaudited)	(Unaudited)	Percent	(Unaudited)	(Unaudited)	Percent
	(In millions)		Change	(In millions)		Change
Revenue	$2,620	$2,917	(10)%	$8,434	$9,005	(6)%
Operating costs and expenses:
Cost of revenue	1,259	1,305	(4)%	4,022	4,039	—%
Billable expenses	774	939	(18)%	2,573	2,852	(10)%
General and administrative expenses	317	342	(7)%	948	896	6%
Depreciation and amortization	40	40	—%	121	123	(2)%
Total operating costs and expenses	2,390	2,626	(9)%	7,664	7,910	(3)%
Operating income	230	291	(21)%	770	1,095	(30)%
Interest expense, net	(47)	(42)	12%	(139)	(126)	10%
Other income (expense)	4	(1)	(500)%	5	6	(17)%
Income before income taxes	187	248	(25)%	636	975	(35)%
Income tax (benefit) expense	(13)	61	(121)%	(10)	233	(104)%
Net income	$200	$187	7%	$646	$742	(13)%
Revenue
Revenue decreased 10% to $2,620 million, and 6% to $8,434 million, respectively, for the three and nine months ended December 31, 2025 compared to the prior year period. The decrease was primarily driven by the impact of a slowed procurement and funding environment, including the government shutdown that occurred in the third quarter of fiscal 2026. These factors drove a decrease in headcount, as well as a decline in billable expenses. In addition, revenue was positively impacted in the prior year by $122 million representing the reduction to our provision for claimed costs recorded during the second quarter of fiscal 2025.
Cost of Revenue
Costs associated with compensation and related expenses for our people are the most significant component of our operating costs and expenses. The principal factors that affect our costs are the increases or decreases in labor and employee related costs as we are awarded contracts, task orders, and additional work under our existing contracts, and the hiring of people with specific skill sets and security clearances.
Cost of revenue includes direct labor, related employee benefits, and overhead. Overhead consists of indirect costs, including indirect labor relating to infrastructure, management and administration, and other expenses. Cost of revenue as a percentage of revenue was 48% and 45% for both the three and nine months ended December 31, 2025 and 2024, respectively. Cost of revenue decreased 4% for the three months ended December 31, 2025, and remained flat for the nine months ended December 31, 2025, as compared to the three and nine months ended December 31, 2024. The decrease for the quarter-to-date period was primarily due to decreases in salaries and related benefits due to overall headcount reductions.
Billable Expenses
Billable expenses include direct subcontractor expenses, travel expenses, and other expenses incurred to perform on contracts. Billable expenses as a percentage of revenue were 30% and 32% for the three months ended December 31, 2025 and 2024, respectively, and 31% and 32% for the nine months ended December 31, 2025 and 2024, respectively. Billable expenses decreased 18% and 10% for the three and nine months ended December 31, 2025, respectively, compared to the three and nine months ended December 31, 2024. The decreases were primarily attributable to decreases in the use of subcontractors driven by customer demand and timing of customer needs, partially offset by increases in other direct expenses as compared to the prior year.

General and Administrative Expenses
General and administrative expenses include indirect labor of executive management and corporate administrative functions, marketing and bid and proposal costs, legal costs, and other discretionary spending. General and administrative expenses as a percentage of revenue was 12% for both the three months ended December 31, 2025 and 2024, respectively, and 11% and 10% for the nine months ended December 31, 2025 and 2024, respectively. General and administrative expenses decreased 7% and increased 6% for the three and nine months ended December 31, 2025, respectively, compared to the three and nine months ended December 31, 2024.
Fiscal 2025 reflects $115 million in insurance recoveries from claims related to the Company’s fiscal 2024 settlement as described in Note 20, “Commitments and Contingencies,” to the consolidated financial statements contained within the Annual Report on Form 10-K for the fiscal year ended March 31, 2024, which primarily drove the increase for the year-to-date period. This was partially offset by decreases in salaries and related benefits, primarily due to overall headcount reductions, which also drove the decrease for the quarter-to-date period.
Depreciation and Amortization
Depreciation and amortization includes the depreciation of computers, leasehold improvements, furniture and other equipment, and the amortization of internally developed software, as well as third-party software that we use internally, and of identifiable long-lived intangible assets over their estimated useful lives. Depreciation and amortization expense remained flat for the three months ended December 31, 2025, and decreased 2% for the nine months ended December 31, 2025, respectively, as compared to the three and nine months ended December 31, 2024.
Operating Income
Operating income decreased 21% to $230 million and decreased 30% to $770 million for the three and nine months ended December 31, 2025, respectively, compared to the three and nine months ended December 31, 2024, reflecting decreases in operating margin from 10% to 9% and from 12% to 9%. Operating income was driven by the factors noted above.
Interest Expense, net
Interest expense, net increased 12% and 10% for the three and nine months ended December 31, 2025, respectively, as compared to the three and nine months ended December 31, 2024, primarily due to increases of $10 million and $29 million in bond interest expense, respectively, driven by the $650 million Senior Notes due 2035 (issued in March of fiscal 2025). This was partially offset by lower interest rates on the Company’s term loans, as well as increases in interest income, reflecting the higher cash balances following the bond issuance noted above.
Other Income (Expense)
Other income (expense), increased to $4 million for the three months ended December 31, 2025 from $(1) million for the three months ended December 31, 2024, and decreased to $5 million for the nine months ended December 31, 2025 from $6 million for the nine months ended December 31, 2024. The increase over the quarter-to-date period was primarily driven by a $7 million gain recognized on the sale of a group of contracts. Larger increases in the fair value of the Company’s investments reflected in fiscal 2025 as compared to fiscal 2026 offset the gain noted above, driving a decrease over the year to date period.
Income Tax Expense
Income tax expense decreased 121% and 104% for the three and nine months ended December 31, 2025 as compared to the three and nine months ended December 31, 2024. The effective tax rate decreased to (7.0)% from 24.7% for the three month period and to (1.6)% from 24.0% for the nine month period. The decrease in tax expense was primarily driven by a reduction in the income tax reserve related to the completion of IRS examination procedures in the first quarter, the decrease in pre-tax income, and the tax benefit recognized in the third quarter as a result of a higher-than-estimated research and development tax credit and additional foreign derived intangible income deductions.

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
Below is a reconciliation of our most directly comparable GAAP measures to our non-GAAP measures, Revenue to Revenue, Excluding Billable Expenses and Net income to EBITDA and Adjusted EBITDA, calculated and presented in accordance with GAAP:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions, except share and per share data)	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Revenue, Excluding Billable Expenses
Revenue	$2,620	$2,917	$8,434	$9,005
Less: Billable expenses	774	939	2,573	2,852
Revenue, Excluding Billable Expenses*	$1,846	$1,978	$5,861	$6,153
EBITDA and Adjusted EBITDA
Net income	$200	$187	$646	$742
Income tax (benefit) expense	(13)	61	(10)	233
Interest expense, net and other income (expense)	43	43	134	120
Depreciation and amortization	40	40	121	123
EBITDA	270	331	891	1,218
Change in provision for claimed costs (a)	—	—	—	(113)
Other corporate expenses (b)	15	1	29	8
Insurance recoveries (c)	—	—	—	(115)
Adjusted EBITDA	$285	$332	$920	$998

*Revenue, Excluding Billable Expenses includes $113 million of revenue for the three and nine months ending December 31, 2024, resulting from the reduction to our provision for claimed costs as noted below.
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
(b) In fiscal 2026, other corporate expenses consist primarily of nonrecoverable costs associated with employee severance from cost management and restructuring initiatives, as well as transaction costs associated with a divestiture. See Note 13, “Supplemental Condensed Consolidated Financial Information,” to the condensed consolidated financial statements for further information. In fiscal 2025, other corporate expenses consist primarily of acquisition related costs from the acquisition of PAR Government Systems Corporation (“PGSC”).
(c) Reflects insurance recoveries from claims related to the Company’s fiscal 2024 settlement as described in Note 20, “Commitments and Contingencies,” to the consolidated financial statements contained within the Annual Report on Form 10-K for the fiscal year ended March 31, 2024.
Liquidity and Capital Resources
As of December 31, 2025, our total liquidity was $1.9 billion, consisting of $882 million of cash and cash equivalents and $1.0 billion available under the Revolving Credit Facility. In the opinion of management, we will be able to meet our liquidity and cash needs through a combination of cash flows from operating activities, available cash balances, and available borrowing under the Revolving Credit Facility. If these resources need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities.
The following table presents selected financial information for the respective periods shown:

	December 31, 2025	March 31, 2025
	(Unaudited)
	(In millions)
Cash and cash equivalents	$882	$885
Total debt	$3,940	$3,998

	Nine Months Ended December 31,
	2025	2024
	(Unaudited)	(Unaudited)
	(In millions)
Net cash provided by operating activities	$801	$790
Net cash used in investing activities	(52)	(184)
Net cash used in financing activities	(752)	(706)
Net decrease in cash and cash equivalents	$(3)	$(100)
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
•commitments and other discretionary investments, including potential capital calls for venture capital investments;

•debt service requirements for borrowings under our Credit Agreement and interest payments for the Senior Notes due 2028, Senior Notes due 2029 and Senior Notes due 2033, Senior Notes due 2035; and
•cash taxes to be paid.
From time to time, we evaluate conditions to opportunistically access the financing markets to secure additional debt capital resources and improve the terms of our indebtedness. Some of the possible uses of our remaining excess cash at any point in time may include funding strategic acquisitions and investments, debt repayment, further investment in our business and returning value to stockholders through share repurchases, quarterly dividends and special dividends.
Cash Flows
Operating Cash Flow
Net cash provided by operations was $801 million for the nine months ended December 31, 2025 compared to $790 million in the prior year period. The increase in operating cash was primarily driven by lower tax payments as compared to the prior year. This was partially offset by the $115 million in insurance recoveries received in fiscal year 2025, along with the change to the Company's payroll cadence during the second quarter of fiscal 2025.
Investing Cash Flow
Net cash used in investing activities was $52 million in the nine months ended December 31, 2025 compared to $184 million in the prior year period. The decrease in investing cash used over the prior year was primarily due to the Company's acquisition of PGSC in the prior year, as well as the proceeds from the divestiture of a group of contracts in the current year.
Financing Cash Flow
Net cash used in financing activities was $752 million in the nine months ended December 31, 2025 compared to $706 million in the prior year period. The increase in financing cash used over the prior year was primarily due to an increase in share repurchases of $24 million and an increase in term loan payments of $22 million.
Dividends and Share Repurchases
On January 23, 2026, the Company announced a regular quarterly cash dividend in the amount of $0.59 per share. The quarterly dividend is payable on March 2, 2026 to stockholders of record on February 13, 2026.
During the three and nine months ended December 31, 2025, quarterly cash dividends of $0.55 and $1.65 per share, respectively, were declared and paid totaling $67 million and $205 million, respectively.
On December 12, 2011, the Board of Directors initially approved a share repurchase program, which was subsequently increased from time to time, and most recently increased by $500 million to $4,085 million on October 22, 2025. The Company may repurchase shares pursuant to the program by means of open market repurchases, directly negotiated repurchases or through agents acting pursuant to negotiated repurchase agreements. During the first nine months of fiscal 2026, the Company purchased 4.7 million shares of the Company's Class A Common Stock for an aggregate of $486 million. As of December 31, 2025, the Company had approximately $759 million remaining under the repurchase program.
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
The tables below present the summarized financial information as combined for the Company and Booz Allen Hamilton as of March 31, 2025 and as of and for the nine months ended December 31, 2025, after the elimination of intercompany transactions and balances between the Company and Booz Allen Hamilton and excluding the subsidiaries of both entities that are not issuers or guarantors of the Senior Notes due 2033 and Senior Notes due 2035, including earnings from and investments in these entities. The summarized financial information is provided in accordance with the reporting requirements of Rule 13-01 under Regulation S-X and is not intended to present our financial position or results of operations in accordance with GAAP.

Summarized Statements of Financial Condition

(in millions)	December 31, 2025	March 31, 2025
Intercompany receivables from non-guarantor subsidiaries	$26	$13
Total other current assets	$3,037	$3,272
Goodwill and intangible assets, net of accumulated amortization	$1,494	$1,501
Total other non-current assets	$988	$978
Intercompany payables to non-guarantor subsidiaries	$19	$91
Total other current liabilities	$1,690	$1,819
Long-term debt, net of current portion	$3,857	$3,915
Total other non-current liabilities	$448	$535
Summarized Statement of Operations

(in millions)	Nine Months Ended December 31, 2025
Revenue	$8,357
Revenue from non-guarantor subsidiaries	$14
Operating income	$810
Operating loss from non-guarantor subsidiaries	$(21)
Net income	$657
Net income attributable to the Obligor Group	$657
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
In light of these risks, uncertainties and other factors, the forward-looking statements might not prove to be accurate, and you should not place undue reliance upon them. All forward-looking statements speak only as of the date made and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
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
None.
Issuer Purchases of Equity Securities
The following table presents the share repurchase activity for each of the three months in the quarter ended December 31, 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
October 2025	749,017	$101	739,393	$809
November 2025	291,233	$86	290,931	$784
December 2025	284,458	$88	283,269	$759
Total	1,324,708		1,313,593
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On January 20, 2026, Nancy J. Laben, Executive Vice President and Chief Legal Officer of the Company, informed the Company of her planned retirement from the Company, effective April 3, 2026.

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
101
The following materials from Booz Allen Hamilton Holding Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended December 31, 2025 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2025 and March 31, 2025; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2025 and 2024; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended December 31, 2025 and 2024; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2025 and 2024; and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
___________________________________
* Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Booz Allen Hamilton Holding Corporation
Registrant

Date: January 23, 2026	By:	/s/ Dennis Metzfield
Dennis Metzfield Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)