Form 10-K
period 2026-03-31
Booz Allen Hamilton Holding Corp
filed 2026-05-22
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes  ☐    No  ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of September 30, 2025, the last business day of the registrant's most recently completed second quarter, the aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates was $11,488,325,864.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of May 18, 2026
Class A Common Stock	119,746,130

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders scheduled for July 22, 2026 are incorporated by reference into Part III.

INTRODUCTORY NOTE
Unless the context otherwise indicates or requires, as used in this Annual Report on Form 10-K for the fiscal year ended March 31, 2026, references to: (i) “we,” “us,” “our,” or our “company” refer to Booz Allen Hamilton Holding Corporation, its consolidated subsidiaries and predecessors; (ii) “Booz Allen Holding” refers to Booz Allen Hamilton Holding Corporation, exclusive of its subsidiaries; (iii) “Booz Allen Investor” refers to Booz Allen Hamilton Investor Corporation, a wholly-owned subsidiary of Booz Allen Holding; (iv) “Booz Allen Hamilton” and “Booz Allen” refer to Booz Allen Hamilton Inc., our primary operating company and a wholly-owned subsidiary of Booz Allen Holding; and (v) “fiscal,” when used in reference to any twelve-month period ended March 31, refers to our fiscal years ended March 31. Unless otherwise indicated, information contained in this Annual Report is as of March 31, 2026. We have made rounding adjustments to reach some of the figures included in this Annual Report and, unless otherwise indicated, percentages presented in this Annual Report are approximate.
Cautionary Note Regarding Forward-Looking Statements
Certain statements contained or incorporated in this Annual Report include forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “forecasts,” “expects,” “intends,” “plans,” “anticipates,” “projects,” “outlook,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “preliminary,” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. These forward-looking statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. A number of important factors could cause actual results to differ materially from those contained in or implied by these forward-looking statements, including the risks and factors listed under “Item 1A. Risk Factors” and elsewhere in this Annual Report. In light of these risks, uncertainties, and other factors, the forward-looking statements might not prove to be accurate and you should not place undue reliance upon them. All forward-looking statements speak only as of the date made and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
PART I
Item 1.    Business.
Overview
Booz Allen Hamilton Holding Corporation (herein referred to as “Booz Allen,” the “Company,” “we,” “us,” or “our”) is an advanced technology company building products and solutions for government and business. For more than 112 years, Booz Allen has evolved to meet the needs of commercial, international, and government customers. After September 11th, 2001, the Company undertook a fundamental transformation when it expanded into critical and sensitive national security missions. Our teams began delivering mission impact, executing full-spectrum cyber operations, helping the U.S. military counter the threat of improvised explosive devices (“IEDs”), standing up counter-terrorism fusion centers, and supporting intelligence missions. This work helped lay the foundation for the Company’s national security portfolio and strengthened its credibility in highly complex missions. In 2008, a strategic business decision was made to prioritize and protect the Company’s government and national security interests and spin off its global commercial business.
In 2013, Booz Allen began another massive multi-year transformation by making significant investments in the emerging technologies that would help transform government. The Company rebuilt its workforce with technologists that bring deep mission expertise in national security and other core government missions. These investments propelled Booz Allen as a leader in artificial intelligence (“AI”), cyber, quantum, and other advanced technologies.
Today, Booz Allen is a leader at the forefront of the nation’s technology ecosystem. We build tech for a diverse base of federal government and commercial customers, both domestically and in select foreign locations. By investing in emerging technologies, talent, and new business models, including partnerships with leading technology companies, venture investments, and the development of military grade products, we are accelerating the delivery of tech solutions. We believe this will create sustainable high quality growth for the Company.
Our Technology
Booz Allen builds advanced technology products and solutions that drive outcomes across government and business. Our technologies are designed to solve complex, high stakes challenges with the scale and speed to meet today’s missions demand. We build proprietary technologies and co-create with leading commercial partners and start-ups to rapidly build, scale, and deploy proven innovations.

Our advanced technology capabilities are grounded in decades of leadership across AI, cybersecurity, data, and engineering. As the federal government’s largest AI provider with approximately 400 active AI projects, we build secure AI solutions and advanced capabilities spanning agentic AI, physical AI, and AI-Radio Access Network (AI-RAN), and other emerging technologies designed for mission critical environments. We also have one of the most impactful cyber businesses globally, protecting U.S. federal, defense, and intelligence agencies, as well as private sector customers, including Fortune 500 and Global 1,000 companies. These capabilities are supported by enterprise-scale digital modernization expertise spanning cloud-enabled infrastructure, data platforms, and software applications.
Our core technologies include:
•Cyber: We build cyber tech to close the speed gap between AI-powered adversaries and traditional cyber defenses. From national missions to critical infrastructure, our elite cyber operators anticipate evolving threats and build military-grade defensive solutions for global customers. Vellox, our AI-native cyber product suite, pairs machine-speed automation with models trained on real-world adversary tradecraft to outpace attackers.
•Defense Tech: We build secure AI-enabled defense tech products from first prototype to mission deployment in our three flagship engineering facilities, where we build mission-ready technology today, not years from now. Our more than 20 manufacturing centers and advanced R&D labs reinforce this work through rapid, on-site testing and iteration. We unite mission understanding with emerging technologies through autonomous and tactical solutions, command and control systems, and intelligent warfighter systems. Our products, including Sit(x)R, EdgeExtendTM , and the Modular Detachment Kit, are engineered to be war-fighter ready and provide operational advantage across mission-critical environments.
We build mission-ready solutions that deliver real-world impact faster. We develop, scale and deploy advanced capabilities across established and emerging technology domains, including AI, cyber, edge, autonomy, space, and quantum, for our customers’ most critical missions. To accelerate the development and deployment of transformative technologies, our engineers and technologists combine our proprietary tech and deep technical expertise with strategic partnerships, venture investments, and co-creation across the commercial innovation ecosystem from hyperscalers like AWS to leading venture capital firms like Andreessen Horowitz (a16z) and emerging defense technology companies like Shield AI. By connecting commercial innovation with mission engineering and operational deployment, we shape the next generation of technologies advancing America’s future.
Our Long-Term Growth Strategy
Through our VoLT strategy, which stands for Velocity, Leadership, and Technology, we are accelerating Booz Allen’s transformation and positioning the Company for the next era of growth: one defined by faster and more efficient innovation, higher-value technology outcomes, and greater impact for our customers and the nation.
Velocity: Get There First
Combine our unique position in the tech ecosystem and mission engineering to build specialized products and solutions at speed
•Co-innovate with leading commercial tech partners for rapid development
•Use strategic acquisitions to accelerate market positions
Leadership: Built with Conviction
Build advanced technology businesses that scale to the needs of our nation
•Direct our scale to solve the most critical national priorities with cutting-edge technology
•Adopt an outcomes orientation and prioritize our business
Technology: Differentiate to Win
Put transformative tech at the heart of the customer mission to deliver the next generation of impact
•Scale AI into every customer environment and across all aspects of our business
•Anticipate and invest in the next wave of transformative technologies, including Quantum and 6G
Our Operating Model
We operate as a single profit and loss center. Our operating model encourages collaboration allowing us to bring a mix of the best talent to every customer engagement. It also encourages and enables continuous investment in the right markets, capabilities, and talent to position us for further growth by anticipating what government and commercial customers will need next.

Across all markets, we address our customers’ complex and evolving needs by deploying multifaceted teams with a combination of advanced technical expertise, market-leading innovation, and deep mission understanding. These customer-facing teams, which are fundamental to our differentiated value proposition, better position us to identify and deliver against diverse customer needs in a more agile manner. Our significant win rates during fiscal 2026 on new and re-competed contracts of 57% and 89%, respectively, as compared to 56% and 92%, respectively, in fiscal 2025, demonstrate the strength of this approach.
Our Customers
Booz Allen is committed to solving our customers’ toughest challenges, and we work with a diverse base of public and private sector customers across a number of industries in the U.S. and select foreign locations. We bring advanced technical capabilities to help our customers win in today’s competitive world and prepare for what’s next.
National Security Customers
Defense
Booz Allen develops and deploys advanced technologies that are central to the nation’s defense mission, accelerating critical outcomes for the warfighter. Our scaled Defense Tech business delivers innovation at the speed of operational need, building products and solutions that strengthen national security and reinforce U.S. technological leadership. We continue to make significant investments in warfighter, mission, and enterprise technologies — including autonomy and applied artificial intelligence — to help deter adversaries and ensure readiness across all domains.
Our core defense customers include all six branches of the U.S. military, the Office of the Secretary of Defense, and the Joint Staff. Our key defense customers include the Army, Navy/Marine Corps, Air Force, Space Force, Coast Guard, and Joint Combatant Commands. Defense customers also include foreign military sales and work performed under Status of Forces Agreements (“SOFA”) to U.S. and non-U.S. government customers.
Intelligence
We deliver innovative, highly technical capabilities and solutions that directly impact core national security missions across the Intelligence Community and national cyber mission providers. Our biggest driver is the demand for innovation, requiring us to anticipate and implement advanced technology solutions tailored to our customers’ unique mission needs. Technology is at the center of our customers' missions and ours—we are investing in emerging technologies like AI, zero trust cyber solutions, multi-cloud, quantum, and 6G to adapt ahead of adversaries. Our highly technical talent and innovative solutions and products are shaping the future of our national security ecosystem. The national security workforce remains focused on what is next, blending cleared and uncleared talent across dispersed geographies, ensuring mission impact.
Our intelligence customers include organizations of the U.S. Intelligence Community, the National Security Agency, Defense Intelligence Agency, and other departments or agencies.
Civil and Commercial Customers
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
Our civil government customers include many of the civil agencies of the U.S. government, of which the Department of Veterans Affairs was the single largest customer in fiscal 2026, from which we derived 10% of our revenue. Modernization and transformation are key needs of our customers, and we offer the technical expertise and mission understanding required to deliver innovative solutions to all our customers' needs across the civil portfolio.
Our global commercial business partners with customers, from sophisticated multinational organizations to small-to-medium sized organizations, to deliver incident response and advanced cyber technology enterprise products and solutions. Our extensive industry expertise is earned through years of working with market leading customers in financial services, health and life sciences, software and technology, manufacturing, logistics, and energy.
Contracts
The U.S. government procures solutions, outcomes, and services through two predominant contracting methods: definite contracts and indefinite contract vehicles. Each of these is described below:

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
We delivered solutions, outcomes, and services under 5,026 contracts and task orders in fiscal 2026 and approximately 84% of our revenue was derived from 2,426 active task orders under IDIQ contract vehicles. Our top IDIQ contract vehicle represented approximately 17% of our revenue in fiscal 2026. Our largest task order under an IDIQ contract vehicle accounted for approximately 4% of our revenue in fiscal 2026. Our largest definite contract represented approximately 1% of our revenue in fiscal 2026. For risks related to our contracts, see “Item 1A. Risk Factors—Industry and Economic Risks.”
Competition
We operate in highly competitive markets, and we compete with companies of all types and sizes. Our major competitors include large enterprise software companies, large global technology providers, government contractors focused principally on the provision of technology services to the U.S. government, large defense contractors that provide both products and technology services to the U.S. government, diversified service providers, systems integrators, small businesses, and technology startups. Due to the diverse requirements of the U.S. government and our commercial customers, we frequently collaborate with other companies to compete for contracts and bid against these same companies in other situations. In addition, we also collaborate with technology partners, including through strategic partnerships and investments, to develop and scale new capabilities to meet the demands of our customers.
We compete based on various factors, including our ability to deliver innovative technology solutions and cost effective services in a timely manner, technical expertise and capabilities, customer knowledge and past performance, our ability to successfully recruit and retain appropriately skilled and experienced talent, including security-cleared personnel, our reputation and relationship with our customers, pricing, and our ability to successfully adapt to evolving U.S. government procurement processes.
Our People and Culture
As of March 31, 2026, we employed approximately 31,500 people across the U.S. and select global regions, including 28,800 customer staff. We work in 23 countries, with 32 major business centers and more than 20 engineering, manufacturing, and R&D facilities. Our workforce brings deep technical expertise in areas of artificial intelligence, cyber, quantum, and software engineering. Our workforce is highly credentialed, holding certifications in leading edge technologies, and approximately 87% , 46%, and 4% holding bachelors, masters, and doctoral degrees, respectively (based upon voluntary self-reporting). Nearly 30% of our workforce identifies as veterans or individuals with military experience, and approximately 77% of our employees hold security clearances (based on voluntary self-reporting). Our workforce blends advanced technical capabilities with deep mission and domain experience to deliver products and solutions to meet our customers’ most complex problems.
Culture and Values
Our values Ferocious Integrity, Unflinching Courage, Passionate Service, Champion’s Heart, and Collective Ingenuity anchor how we lead and operate. We cultivate a culture that fuels innovation, accelerates performance, and ensures employees can grow and thrive. A flexible environment, purposeful engagement, and comprehensive wellbeing programs support our people throughout their careers.

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
Talent, Mobility, and Performance
We deploy a modern talent ecosystem designed to identify, advance, and retain highly skilled technologists and mission experts. Our talent mobility tools, robust performance framework, and data-driven insights align employee development with enterprise needs while enabling personalized career growth.
Learning and Capability Development
We invest heavily in upskilling and technical development to stay ahead of rapidly evolving mission demands. Hands on learning, credentials, and our Technical Experience Groups (TXGs) build deep expertise, create mentorship pathways, and strengthen engagement. Leadership development programs reinforce a one-team mindset and prepare employees for the next generation of challenges.
Technology, Experience, and Innovation
Our workforce builds, scales, and deploys advanced capabilities across established and emerging technology domains, including AI, cyber, defense tech, digital transformation, space, and quantum. Strategic partnerships across industry, academia, and government, combined with our position at the center of the national security and technology ecosystem enable us to anticipate and scale emerging technologies at speed.
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
•the Contractor Business Systems rule, which authorizes Department of War agencies to withhold a portion of our payments if we are determined to have a significant deficiency in our accounting, cost estimating, purchasing, earned value management, material management and accounting, and/or property management system; and
•the Cost Accounting Standards and Cost Principles, which impose accounting and allowability requirements that govern our right to reimbursement under certain cost-based U.S. government contracts and require consistency of accounting practices over time.
Given the magnitude of our revenue derived from contracts with the Department of War, the Defense Contract Audit Agency (“DCAA”) is our cognizant government audit agency. The DCAA audits the adequacy of our internal control systems and policies including, among other areas, compensation. The Defense Contract Management Agency (“DCMA”), as our cognizant government contract management agency, may determine that a portion of our claimed costs are unallowable based on the findings and recommendations in the DCAA's audits. In addition, the DCMA directly reviews the adequacy of certain of our business systems, such as our purchasing system. See “Item 1A. Risk Factors—Legal and Regulatory Risks—Our work with government customers exposes us to additional risks inherent in the government contracting environment, which could reduce our revenue, disrupt our business, or otherwise materially adversely affect our results of operations.” We are also subject to audit by Inspectors General of other U.S. government agencies.
The U.S. government may revise its procurement practices or adopt new contract rules and regulations at any time. To help ensure compliance with these laws and regulations, all of our employees are required to attend ethics training at least annually, and to participate in other compliance training relevant to their position. Additionally, with respect to our foreign operations, we are subject to special U.S. government laws and regulations (such as the Foreign Corrupt Practices Act), local government regulations and procurement policies and practices, including regulations relating to import-export control, investments, exchange controls, and repatriation of earnings, as well as varying currency, political, and economic risks.
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
•changes in U.S. government spending and mission priorities, including due to uncertainty relating to the funding of the U.S. government and increasing the debt ceiling;
•our ability to compete effectively in the competitive bidding and re-competing processes, including increasing competition from non-traditional contractors and changes in government procurement practices, and delays or losses of contract awards caused by competitors’ protests of major contract awards received by us;
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
•risks related to the deterioration of economic conditions or weakening in the credit or capital markets, including financial institution instability that could impair access to our funds and adversely affect our liquidity;

•internal system or service failures and security breaches, including, but not limited to, those resulting from external or internal threats, including cyber-attacks on our network and internal systems, or on our customers’ network or internal systems, including more frequent and sophisticated threats such as those by bad actors looking to augment traditional cyber tools and tradecraft with artificial intelligence capabilities;
•compliance with evolving data privacy and cybersecurity laws and regulations, including complex, fragmented, and changing foreign, federal, state, and local requirements and the potential for liability arising from noncompliance;
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
•misconduct or other improper activities from our employees, subcontractors, or suppliers, including the improper access, use, or release of our or our customers’ sensitive, classified, or export-controlled information;
•failure to maintain strong relationships with other contractors, or the failure of contractors with which we have entered into a sub- or prime-contractor relationship to meet their obligations to us or our customers;
•risks related to changes to our operating structure, capabilities, or strategy intended to address customer needs, grow our business, or respond to market developments; and
•risks related to completed and future acquisitions, joint ventures or investments, including our ability to realize the expected benefits from such transactions.
Legal and Regulatory Risks
•failure to comply with numerous laws and regulations, including the FAR, False Claims Act, DFARS, and FAR Cost Accounting Standards and Cost Principles;
•risks related to our foreign operations;
•the adoption by the U.S. government of new laws, rules, and regulations, new interpretations or enforcement priorities relating to existing laws, and changes in procurement practices;
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
The U.S. government is our primary customer. We expect to continue to derive the vast majority of our revenue from work performed under U.S. government contracts. For this reason, any issue that compromises our relationship with the U.S. government generally or any U.S. government agency that we serve would cause our revenue to decline. Among the key factors in maintaining our relationship with U.S. government agencies is our performance on contracts and task orders, the strength of our professional reputation, compliance with applicable laws and regulations, and the strength of our relationships with customer personnel.
Our relationship with U.S. government agencies could be harmed by the mishandling or the perception of mishandling of sensitive information, such as our failure to maintain the confidentiality of the existence of our business relationships with certain of our customers, including as a result of misconduct or other improper activities by our employees, subcontractors, or suppliers, or a failure to maintain adequate protection against security breaches, including those resulting from cyber-attacks. Our relationship with the U.S. government could also be damaged as a result of an agency’s dissatisfaction with work performed by us, a subcontractor, or other third parties who provide services or products for a specific project for any reason, including due to perceived or actual deficiencies in the performance or quality of our work, and we may incur additional costs to address any such situation and the profitability of that work might be impaired. In addition, to the extent our performance under a contract does not meet a U.S. government agency’s expectations, the customer might seek to terminate the contract prior to its scheduled expiration date, provide a negative assessment of our performance to government-maintained contractor past-performance data repositories, fail to award us additional business under existing contracts or otherwise, and direct future business to our competitors.
Further, negative publicity concerning government contractors in general, or us, our business practices, or our products and services, regardless of accuracy or completeness, may harm our reputation among federal agencies and federal government contractors, and the credibility of our brand, and adversely affect our ability to attract or retain customers or talent. Due to the sensitive nature of our work and our confidentiality obligations to our customers, we may be unable or limited in our ability to respond to such negative publicity, which could also harm our reputation and business. To the extent our reputation or relationships with U.S. government agencies is impaired, our revenue and operating profits could materially decline.
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
Our business depends upon continued U.S. government expenditures on defense, intelligence, and civil programs for which we provide support. These expenditures have not remained constant over time, have been and in the future may be reduced in certain periods, and have been and in the future may be affected by the U.S. government’s efforts to improve efficiency and reduce costs affecting U.S. government programs generally. Our business, prospects, financial condition, or operating results could be materially harmed by, among other causes, the following:
•U.S. government budget deficits and budgetary constraints, including mandated automatic spending cuts, affecting U.S. government spending generally, or specific agencies in particular, and changes in available funding;
•a shift in the permissible federal debt limit;
•reduced U.S. government outsourcing of functions that we are currently contracted to provide, including as a result of increased insourcing by various U.S. government agencies;
•a shift in expenditures away from U.S. government agencies or programs that we support, including changes or delays in such programs, shifts in the scope of work, or shifts away from the federal government to state and local governments, or away from government contractors, in general, or from us;
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
•delays in the U.S. government contract procurement process or in the payment of our invoices by government payment offices; and

•an inability by the U.S. government to fund its operations as a result of a failure to increase the U.S. government’s debt ceiling, the exhaustion of “extraordinary measures” to borrow additional funds without breaching the government’s debt ceiling, a credit downgrade of U.S. government obligations or for any other reason.
In addition, any disruption in the functioning of U.S. government agencies, including as a result of U.S. government closures and shutdowns, terrorism, war, foreign conflicts, trade tensions related to international trade policies, under-staffing or layoffs within the government, natural disasters, public health crises, destruction of U.S. government facilities, and other potential calamities could have a negative impact on our operations and cause us to lose revenue or incur additional costs due to, among other things, our inability to deploy our staff to customer locations or facilities as a result of such disruptions.
If government funding relating to our contracts with the U.S. government becomes unavailable, or is reduced or delayed, or planned orders are reduced, our contracts or subcontracts under such programs may be terminated or adjusted by the U.S. government or the prime contractor, if applicable. Our operating results could also be adversely affected by spending caps or changes in the budgetary priorities of the U.S. government or Department of War, as well as delays in program starts or the award of contracts or task orders under contracts.
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
In addition, changes in U.S. government procurement practices, including the increased use of alternative contracting methods, such as other transaction authority agreements, may reduce barriers to entry for non-traditional contractors, increase competition, and increase pricing pressure, which could adversely affect our ability to win new contracts or task orders and our profitability.
In circumstances where contracts are held by other companies and are scheduled to expire, we still may not be provided the opportunity to bid or otherwise compete on those contracts if the U.S. government determines to extend the existing contract. If we are unable to win particular contracts that are awarded through the competitive bidding and re-competing processes, we may not be able to enter, operate, or expand in the markets for the services that are provided under those contracts for the duration of those contracts to the extent that there is no additional demand for such services. An inability to consistently win new contract awards over any extended period would have a material adverse effect on our business and results of operations.

In the current environment, we have seen delays in procurements generally as well as an overall decline in the number of bid protests from unsuccessful bidders on our new program awards. It can take many months for the relevant U.S. government agency to resolve protests by one or more of our competitors of contract awards we receive. Bid protests may result in significant expense to us, contract modification, or loss of an awarded contract as a result of the award being overturned. Even where we do not lose the awarded contract, the resulting delay in the startup and funding of the work under these contracts may cause our actual results to differ materially and adversely from those anticipated. There can be no assurance that these delays will not ultimately have a material adverse impact on our business and financial performance. While the National Defense Authorization Act (NDAA) for fiscal year 2026 contained provisions intended to curb protests by incumbent contractors, it remains too early to predict the impact such provisions will have upon protest rates.
A significant majority of our revenue is derived from task orders under indefinite delivery/indefinite quantity, or IDIQ, contract vehicles where we perform in either a prime or subcontractor position.
We believe that one of the key elements of our success is our position as the holder of 2,426 active task orders under IDIQ contract vehicles as of March 31, 2026.
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
Under fixed-price contracts, we perform specific tasks or deliver a specific outcome for a predetermined price. Compared to time-and-materials and cost-reimbursable contracts, fixed-price contracts generally offer higher margin opportunities because we receive the benefits of any cost savings, but involve greater financial risk because we bear the impact of any cost overruns. The U.S. government, through the recent executive order “Promoting Efficiency, Accountability, and Performance in Federal Contracting,” directs federal agencies, subject to certain exceptions, to increase the use of firm-fixed price contracts for new awards to the maximum extent consistent with law. Additionally, agencies are directed, to the maximum extent practicable and consistent with law, to seek to modify, restructure, or renegotiate, their top ten highest-dollar-value contracts issued on an other-than-fixed price basis. This executive order may result in future contract modifications and conversions of existing contracts to fixed-price contracts. Because we assume the risk for cost overruns and contingent losses on fixed-price contracts, an increase in the percentage of fixed-price contracts in our contract mix may increase our risk of incurring losses.

Additionally, our profits could be adversely affected if our costs under any contract exceed the assumptions we used in bidding for the contract. For example, we may miscalculate the costs, resources, or time needed to complete projects or meet contractual milestones as a result of delays on a particular project, including delays in designs, engineering information, or materials provided by the customer or a third party, delays or difficulties in equipment and material delivery, schedule changes, and other factors, some of which are beyond our control. Additionally, as more contracts with the U.S. government transition to fixed-price, we face greater risk of cost overruns due to ambiguities in the contract itself regarding delineation of responsibilities between us and the U.S. government and uncertainty with how the government may manage the contract in practice. We record provisions in our consolidated financial statements for losses on our contracts when necessary, as required under accounting principles generally accepted in the United States, or GAAP, but our contract loss provisions may not be adequate to cover all actual losses that we may incur in the future.
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
We historically have not realized all of the revenue included in our total backlog, and we may not realize all of the revenue included in our current or future total backlog. There is a higher degree of risk in this regard with respect to unfunded backlog and priced options. In addition, there can be no assurance that our backlog will result in actual revenue in any particular period, because the actual receipt, timing, and amount of revenue under contracts included in backlog are subject to various contingencies, including congressional appropriations, many of which are beyond our control. The actual receipt of revenue from contracts included in backlog may never occur or may be delayed because: a program schedule could change or the program could be canceled; a contract’s funding or scope could be reduced, modified, delayed, de-obligated, or terminated early; in the case of funded backlog, the period of performance for the contract has expired or the U.S. government has exercised its unilateral right to cancel multi-year contracts and related orders or terminate existing contracts for convenience or default; in the case of unfunded backlog, funding may not be available; or, in the case of priced options, our customers may not exercise their options.
Any inability to hire additional appropriately qualified personnel or failure to timely and effectively deploy such additional personnel against funded backlog could negatively affect our ability to grow our revenue. We may also not recognize revenue on funded backlog due to, among other reasons, the tardy submissions of invoices by our subcontractors and the expiration of the relevant appropriated funding. The amount of our funded backlog is also subject to change, due to, among other factors: changes in congressional appropriations; changes in the use of U.S. government contracting vehicles, and the provisions therein used to procure our services; and adjustments to the scope of services under our contracts, or cancellation of contracts, by the U.S. government at any time. As a result of the U.S. government’s review of federal spending across U.S. government agencies, we have had certain of our contracts impacted, reduced or canceled as a result of these reviews, which has reduced the amount of our total backlog and could have a material adverse impact on our business and financial performance. Furthermore, even if our backlog results in revenue, the contracts may not be profitable.
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
We create, implement, integrate, and maintain information technology (“IT”) systems that (a) are often mission critical, (b) regularly involve sensitive information, (c) may be deployed within war zones or other hazardous environments, and/or (d) can include information whose confidentiality is protected by law or contract. Additionally, we maintain internal systems housing sensitive employee and confidential company data. As a result, our systems and IT work products are susceptible to systems or service failures resulting from technical complexity, failures of third-party service providers, natural disasters, power shortages, insider threats (including improper access to the Company’s, customers’ or third parties’ information or resources, employee error, or malfeasance), terrorist attacks, physical or electronic security breaches, cyber-attacks, computer viruses, or similar events or disruptions. Our systems and IT work product are the target of constantly evolving cyber-attack vectors, including malware, social engineering, denial-of-service attacks, malicious software programs, phishing, smishing, vishing, identity spoofing (including “deep fakes”), account takeovers, and other cyber-attacks fueled by emerging technologies, including cyber-attacks enhanced or facilitated by artificial intelligence. Additionally, future technological advances, including quantum computing, could potentially compromise the cryptographic foundations of our systems, posing additional risk to the security of those systems. We have observed an increase in the frequency and sophistication of the cyber and security threats these systems face, with attacks that are more advanced and persistent, targeting us because we hold classified, controlled unclassified, and other sensitive information. As a result, we and our vendors face a heightened risk of a security breach or disruption resulting from an attack by computer hackers, persons with access to systems inside our organization, foreign governments, and cyber terrorists. We also may from time to time modernize, upgrade, replace, or consolidate certain of our internal systems and related processes, and delays in implementing such changes or failures of such systems to operate as intended could disrupt our operations, require significant time, effort, and costs to implement changes or corrections, and adversely affect our business and results of operations.

We have put in place policies, controls, and technologies to help detect and protect against such attacks, but we cannot guarantee that future incidents will not occur. If an incident occurs, we may not be able to successfully mitigate the impact. We have been the target of these types of attacks in the past, and attempted attacks are likely to continue. Due to the ongoing geopolitical conflicts in Eastern Europe and the Middle East, and increased tensions in Asia, state-sponsored parties or their supporters may launch retaliatory cyber-attacks and may attempt to conduct other geopolitically motivated retaliatory actions. Those same parties may also attempt to fraudulently induce employees or authorized third parties, including contractors, to disclose sensitive information in order to gain access to our systems or data, or that of our customers, or service providers. If successful, these types of attacks on our network or other systems or service failures could have a material adverse effect on our business and results of operations, due to, among other things, the loss of customer or proprietary data, interruptions or delays in our customers' businesses, or damage to our reputation. In addition, the failure or disruption of our systems, communications, vendors, or utilities could cause us to interrupt or suspend our operations, which could have a material adverse effect on our business and results of operations. If our employees, contractors, suppliers or other authorized third parties do not adhere (whether inadvertently or intentionally) to appropriate information security protocols, our protocols are inadequate, or our or our customers' sensitive information is released and/or compromised, we may experience significant negative impacts to our reputation and expose us or our customers to liability. We are not immune from the possibility of a malicious insider compromising our information systems and infrastructure, including but not limited to insiders exfiltrating the personal data of employees and customers, stealing corporate trade secrets and key financial metrics, illegally diverting funds, or intentionally disclosing our secrets (e.g., application credentials) to others in order to bypass our security policies and control mechanisms. No series of measures can fully safeguard against every insider threat. Refer to “Item 1C. Cybersecurity” for additional information about our cybersecurity risk management program.
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
•be unable to successfully market services that are reliant on the creation and maintenance of secure information technology systems to U.S. government, foreign, and commercial customers;
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
In addition, we may have insufficient recourse against our vendors or subcontractors for costs, losses or claims we incur as a result of or reliance on their systems, services or other applications having significant defects, errors, or vulnerabilities, or which are successfully attacked by cyber and other security threats, resulting in our inability to meet our customers’ expectations. Further, in addition to any costs resulting from contract performance or required corrective action, these failures may result in increased costs or loss of revenue if they result in customers postponing subsequently scheduled work or canceling or failing to renew contracts.
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

Any failure by us, our vendors or other business partners to comply with foreign, U.S. federal, state or local laws and regulations regarding data privacy, including the protection of personal or confidential information of our customers or employees which we may handle and process, or cybersecurity could result in significant monetary damages, regulatory enforcement actions, fines, penalties, private litigation or claims, and/or criminal prosecution in one or more jurisdictions, including as a result of the perception of our practices, products, and services in relation to violations of individual privacy, data protection rights, or cybersecurity requirements. We may also incur substantial expenses in implementing and maintaining compliance with such laws and regulations, or anticipated laws and regulations, including those that require certain types of data to be retained on servers within these jurisdictions or otherwise impose data sovereignty, localization, and cross-border transfer restrictions on how and where data is stored, processed, accessed, or transferred. These laws and regulations, and anticipated laws and regulations, are increasing in complexity and number, change frequently, sometimes conflict or create different requirements across jurisdictions, and are subject to interpretation by different regulators and courts, creating the possibility of different compliance measures or enforcement risks across jurisdictions, which may cause additional expenses for compliance with such laws and regulations. Our failure to comply with applicable laws and regulations may result in privacy claims or enforcement actions against us, including liabilities, fines and damage to our reputation, any of which may have a material adverse effect on our results of operations.
More than 20 U.S. states have enacted comprehensive privacy laws, and we are also subject to federal, state, local, and foreign privacy and data protection laws and regulations such as the European Union’s (“EU”) General Data Protection Regulation (the “GDPR”), and the United Kingdom’s GDPR, that impose compliance obligations on companies that process personal data. These data privacy laws and regulations govern the collection, use, and processing of personal information, provide rights to residents of those respective states, in some cases including personal information collected from residents in the context of recruitment and employment, as well as business-to-business arrangements. The number and fragmentation of these laws create a complex regulatory landscape. Compliance with these laws, or new and evolving foreign, U.S. federal, state or local privacy laws, requires investments into compliance programs, investments to deploy, operate and maintain technology that enables compliance, potential modifications to business processes, ongoing data protection activities and documentation requirements, and creates the potential for fines, individual claims and other liabilities for noncompliance as well as litigation risks, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information or our results of operations. Certain foreign, U.S. federal, state laws and regulations also impose obligations to maintain and implement an information security program that includes administrative, technical, physical, or organizational safeguards, and in some cases may require cybersecurity audits, risk assessments, or compliance measures relating to automated decision-making technologies, as well as obligations to give notice to affected individuals and to certain regulators in the event of a data breach. We may be required to spend significant resources to comply with these information security and data breach legal requirements. A significant data breach (including various forms of external attack, such as ransomware, as well as data incidents resulting from internal actions or omissions) could have negative consequences for our business and future prospects, including possible penalties, fines, damages, reduced customer demand, legal claims against and by customers, personnel, business partners or other persons claiming to be affected, harm to our systems and operations and harm to our reputation and brand.
In addition, as a contractor supporting defense and national security customers, we are subject to certain additional regulatory compliance requirements relating to data privacy and cybersecurity. Under the DFARS and other federal regulations, our networks and IT systems are required to comply with the security and privacy controls in certain National Institute of Standards and Technology Special Publications (“NIST SP”). To the extent that we do not comply with the applicable security and control requirements, unauthorized access or disclosure of sensitive information could result in a contract termination, which could have a material adverse effect on our business and financial results and lead to reputational harm. We are also subject to the Department of War Cybersecurity Maturity Model Certification (“CMMC”), requirements, which are being phased into covered solicitations and contracts and require contractors to obtain specified certifications relating to cybersecurity standards in order to be eligible for certain contract awards and, in some cases, contract modifications or option exercises. Although we have obtained CMMC level 2 certification, maintaining that status and satisfying applicable ongoing compliance, assessment, affirmation, monitoring, remediation, and renewal requirements may require significant effort and expense. In addition, certain subcontractors and vendors may also be required to comply with CMMC requirements. If we, or members of our supply chain, fail to maintain required compliance or certification levels, we could be unable to bid on, receive, or continue performing certain contracts or contract options, which could adversely affect our revenue, profitability, and reputation. In addition, any obligations that may be imposed on us under the CMMC may be different from or in addition to those otherwise required by applicable laws and regulations, which may cause additional expense for compliance.
We develop and use artificial intelligence, which could expose us to financial, regulatory, strategic, reputational, and other risks.

We use artificial intelligence, including agentic, physical, and adversarial artificial intelligence, and similar tools and technologies (collectively, “AI”) that collect, aggregate, manipulate, or generate data and systems in connection with our business. The development, deployment and oversight of the use of AI by us, either directly by our staff or indirectly through our suppliers or third-party AI developers, as well as the use of AI by competitors, requires us to invest substantially in AI technology resources and related governance. There is no guarantee that our use of AI will enhance our products or services, produce the intended results, or keep pace with the use of AI by our competitors. For example, AI algorithms may produce incomplete, insufficient, inaccurate, biased or otherwise flawed results or rely upon incomplete, insufficient, inaccurate, biased or otherwise flawed data, and any of these deficiencies may not be easily detectable despite the mitigations in place. Degraded or flawed performance could also result from adversarial attacks that include data poisoning, prompt injection, malware risks, and evasion techniques. If the AI that we use produces deficient, inaccurate, or controversial results, or if public opinion of AI is adversely affected due to actual or perceived risks regarding the usage of AI, we could incur operational inefficiencies, competitive harm, legal liability, brand or reputational harm, or other adverse impacts on our business. Further, ownership and intellectual property rights of content generated by or manipulated with AI is a developing area, presenting unique challenges that could affect our business interests and restrict our delivery of AI-driven solutions. If we, or the third-party AI developers on which we rely, do not have sufficient rights to use the data or other material relied upon by such AI technologies, we also may incur liability through the alleged violation of applicable laws and regulations, third-party intellectual property, data privacy, or other rights or contractual obligations. Although we conduct diligence on third-party AI developers, we will not be able to control the manner in which third-party AI technologies are developed or maintained. Our ability to develop, deploy, maintain, or scale AI technologies may also depend on our ability to obtain or access high-quality datasets, models, computing resources, and other AI system components from third parties on commercially reasonable terms, and any limitation, interruption, pricing change, licensing restriction, or other reduction in such access could impair our ability to deliver AI-enabled solutions competitively or at all. It is not possible to predict all the operational or technological risks that may arise relating to the use of AI, any of which may materially and adversely affect our business and results of operations.
Legal and regulatory frameworks related to the use of AI are evolving, including due to the perceived or actual risks of bias, lack of transparency, and information security. The technologies underlying AI and its uses are subject to a variety of laws and regulations, including intellectual property, data privacy and security, consumer protection, competition, and equal opportunity laws, and may be subject to new laws and regulations or new interpretations of existing laws and regulations. AI is the subject of ongoing review by various U.S. and foreign governmental and regulatory agencies. The U.S. policy environment for AI is rapidly changing through executive orders, other executive actions, agency guidance, procurement directives, and rulemaking, and these developments may impose new or different compliance obligations, alter enforcement priorities, and require us to modify our AI governance, development, deployment, and contracting practices. In addition, the EU AI Act, which applies to certain AI systems and general-purpose AI models and affects data and governance practices used to develop, test, deploy, and use them, is being implemented in phases. The enactment or expansion of laws and regulations related to the use of AI in our operations could result in increased compliance costs related to our use of AI, while the persistence of regulatory ambiguity results in uncertainty regarding potential compliance obligations and presents challenges to longer-term strategic decision-making. Additionally, we may not always be able to anticipate how courts and regulators will apply existing laws to AI how new legal frameworks will develop to address AI, or how we must respond to these frameworks, as they are rapidly evolving. We may also have to expend resources to adjust our offerings in certain jurisdictions if the legal frameworks are not consistent across jurisdictions.
Further, we face competition from other companies that are developing their own AI-enabled technologies, which may be superior to our technologies or more cost-effective to develop and deploy. In addition, as we develop and deploy AI-enabled solutions, our customers may not accept new pricing models designed to reflect the value, efficiency gains, or differentiated capabilities of those solutions, which could limit our ability to realize an adequate return on our AI investments. While AI is currently the focus of significant investment and strategic prioritization, there is a risk that if the expected value of AI does not materialize at scale, or if high-profile AI failures emerge, customers may reassess their AI plans, which could lead to reduced funding and a reduction in certain of our AI initiatives. These factors could materially and adversely affect our business, financial condition and results of operations.
We may fail to attract, train, and retain skilled and qualified employees, which may impair our ability to generate revenue, effectively serve our customers, and execute our growth strategy.

Our business depends in large part upon our ability to attract and retain sufficient numbers of highly qualified individuals who may have advanced degrees and/or appropriate security clearances. We compete for such qualified personnel with other U.S. government contractors, the U.S. government, and private industry, and such competition is intense. Personnel with the requisite skills, qualifications, or security clearance may be in short supply or generally unavailable. The government and industry have recognized that the current process for obtaining security clearances is time-consuming, sometimes taking years to complete, and can present a risk to customer mission. See “—We may fail to obtain and maintain necessary security clearances which may adversely affect our ability to perform on certain contracts.” In addition, as technologies and customer demands evolve rapidly, including in AI and other advanced technologies, we may need to make significant investments to train and re-skill our workforce, and we may not be successful in doing so quickly enough or at all.
Our ability to recruit, hire, and internally deploy former employees of the U.S. government is subject to complex laws and regulations, which may serve as an impediment to our ability to attract such former employees, and failure to comply with these laws and regulations may expose us and our employees to civil or criminal penalties. Additionally, our ability to attract, hire, and retain skilled and qualified employees may be impacted by our engagements in, or perceived connections to, politically or socially sensitive activities, adverse labor and economic market conditions, as well as pandemics, epidemics or similar disease outbreaks.
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
Many U.S. government programs require contractor employees and facilities to have security clearances. Security clearances are issued at the discretion of the U.S. government and there can be no assurance that we will be able to obtain or maintain the security clearances necessary to perform our contracts. Depending on the level of required clearance, security clearances can be difficult and time-consuming to obtain. In the current environment we are seeing delays by the U.S. government in the processing of security clearances and there have been recent examples of large numbers of security clearances being revoked by executive orders. If we or our employees are unable to obtain or retain necessary security clearances in a timely manner, or a significant number of our employees lose security clearances, we may not be able to win new business, and our existing customers could terminate their contracts with us or decide not to renew them. To the extent we are not able to obtain and maintain facility security clearances or engage employees with the required security clearances for a particular contract, we may not be able to bid on or win new contracts, effectively rebid on expiring contracts, or retain existing contracts, which may adversely affect our operating results and inhibit the execution of our growth strategy.
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
Moreover, instability in the credit or capital markets in the U.S., including as a result of failures of financial institutions and any related market-wide reduction in liquidity, or concerns or rumors about events of these kinds or similar risks, could affect the availability of credit, making it relatively difficult or expensive to obtain additional capital at competitive rates, on commercially reasonable terms or in sufficient amounts, or at all, thus making it more difficult or expensive for us to access funds or refinance our existing indebtedness, or obtain financing for acquisitions. Such instability could also cause counterparties, including vendors, suppliers and subcontractors, to be unable to perform their obligations, or to breach their obligations, to us under our contracts with them. If any such counterparties are unable to perform their obligations to us or our customers, we may be required to provide additional services or make alternate arrangements on less favorable terms. In addition, instability in the credit or capital markets could negatively impact our customers’ ability to fund their project and, therefore, utilize our services, which could have a material adverse effect on our business, results of operations and financial condition. Further, if one or more financial institutions with which we maintain our cash, cash equivalents, or other investments were to fail or become subject to receivership or similar proceedings, our access to such funds could be temporarily impaired, which could adversely affect our liquidity, disrupt our business, or otherwise materially adversely affect our results of operations.
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
We are exposed to the risk that fraud or other misconduct by employees, subcontractors, suppliers or other third parties with which we do business could occur. Misconduct by employees, subcontractors or suppliers could include intentional or unintentional failures to comply with U.S. government procurement regulations, engaging in other unauthorized activities, misusing authorized access, or falsifying time records. Misconduct could also involve the improper use or mishandling of our customers’ sensitive, classified, or export-controlled information, or the inadvertent or intentional disclosure of our or our customers' sensitive information in violation of our contractual, statutory, or regulatory obligations, among other things. It is not always possible to deter employee, subcontractor, or supplier misconduct, and the precautions we take to prevent and detect this activity may not always be effective in controlling unknown or unmanaged risks or losses, which could materially harm our business. As a result of such misconduct, our employees could lose their security clearances and we could face fines and civil or criminal penalties, loss of facility clearance accreditation, and suspension, proposed debarment or debarment from bidding for or performing under contracts with the U.S. government, as well as reputational harm, which would materially and adversely affect our results of operations and financial condition.
We face intense competition from many competitors, which could cause us to lose business, lower prices and suffer employee departures.
Our business operates in a highly competitive industry, and we compete with companies of all types and sizes, including large enterprise software companies, large global technology providers, government contractors focused principally on the provision of technology services to the U.S. government, large defense contractors that provide both products and technology services to the U.S. government, diversified service providers, systems integrators, small businesses, and technology startups. We may also face competition from new entrants into our markets, including companies divested by large prime contractors in response to increasing scrutiny of organizational conflicts of interest issues or commercial companies in response to the U.S. government’s push for modernization and innovation in procurement. There continues to be an industry trend towards consolidation, which may result in the emergence of companies that are better able to compete against us. Some of these companies possess greater financial resources and larger technical staffs, and others have smaller and more specialized staffs. These competitors could, among other things:
•make acquisitions of businesses, or establish teaming or other agreements among themselves or third parties, that allow them to offer more competitive and comprehensive solutions;
•divert sales from us by winning very large-scale government contracts, a risk that is enhanced by the recent trend in government procurement practices to bundle services into larger contracts;
•offer products that may compete with our products that are or will be on the market;
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
Appropriations for the U.S. government’s fiscal year 2026 were delayed, with Congress enacting partial appropriations legislation in multiple tranches, with such appropriations ultimately covering a majority of federal agencies. However, a full-year, comprehensive appropriations agreement has not been reached for all agencies, and certain portions of the government have been funded through continuing resolutions or remain subject to funding uncertainty, including the Department of Homeland Security, for which funding has been provided only on a partial basis, while certain components, including its immigration enforcement operations, remain subject to funding uncertainty. As a result, uncertainty regarding federal funding levels persists. To the extent the U.S. Congress is unable to approve the annual federal budget before the start of the U.S. government’s fiscal year 2027, funding for new projects may not be available and funding on contracts we are already performing may be delayed. If Congressional efforts to approve such funding fail, and Congress is unable to craft a long-term agreement on the U.S. government’s ability to incur indebtedness in excess of its current limits, the U.S. government may not be able to fulfill its current funding obligations and there could be significant disruption to all discretionary programs, which would have corresponding impacts on us and our industry. Any such delays would likely result in new business initiatives being delayed or canceled and a reduction in our backlog, and could have a material adverse effect on our revenue and operating results.
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
We are focused on growing our presence in our addressable markets by: expanding our relationships with existing customers, acquiring new customers by leveraging our core competencies, further developing our existing capabilities and service offerings, creating new capabilities and service offerings to address our customers' emerging needs, and undertaking business development efforts focused on identifying near-term developments and long-term trends that may pose significant challenges for our customers. These efforts entail inherent risks associated with innovation and competition from other participants in those areas, potential failure to help our customers respond to the challenges they face, our ability to comply with uncertain evolving legal standards applicable to certain service offerings, including those in the cybersecurity area, and, with respect to potential growth in foreign jurisdictions, risks associated with operating in foreign jurisdictions, such as compliance with applicable foreign and U.S. laws and regulations that may impose different and, occasionally, conflicting or contradictory requirements, and the economic, legal, and political conditions in the foreign jurisdictions in which we operate, including the GDPR and the EU AI Act. See “—Implementation of and compliance with various data privacy and cybersecurity laws, regulations and standards could require significant investment into ongoing compliance activities, trigger potential liability, and limit our ability to use personal data.” As we attempt to develop new relationships, customers, capabilities, and service offerings, these efforts could harm our results of operations due to, among other things, a diversion of our focus and resources and actual costs, opportunity costs of pursuing these opportunities in lieu of others and a failure to reach a profitable return on our investments in new technologies, capabilities, and businesses, including expenses on research and development investments, and these efforts could ultimately be unsuccessful.
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
In addition, with the growth of our U.S. and foreign operations, we are providing customer services and undertaking business development efforts in numerous and disparate geographic locations both domestically and in select foreign locations. Our ability to effectively serve our customers is dependent upon our ability to successfully leverage our operating model across all of these and any future locations, maintain effective management controls over all of our locations to ensure, among other things, compliance with applicable laws, rules and regulations, and instill our core values in all of our personnel at each of these and any future locations. Any inability to ensure any of the foregoing could have a material adverse effect on our business and results of operations.
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
We depend on the timely collection of our receivables to generate cash flow, provide working capital, and continue our business operations. If any of our U.S. government or commercial customers, or any prime contractor for whom we are a subcontractor, fails to pay or delays the payment of invoices for any reason, our business and financial condition may be materially and adversely affected. For example, our U.S. government customers may delay or fail to pay invoices for a number of reasons, including lack of appropriated funds, lack of an approved budget, lack of revised or final settled billing rates as a result of open audit years or as a result of audit findings by government regulatory agencies. Some prime contractors for whom we are a subcontractor have significantly fewer financial resources than we do, which may increase the risk that we may not be paid in full or that payment may be delayed. In recent months, we have experienced, and may continue to experience, delays in the payment of invoices by our U.S. government customers. Should such delays become significant, there may be a material and adverse affect on our business.
We may consummate acquisitions, investments, partnerships, joint ventures and divestitures, which involve numerous risks and uncertainties.
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
•as a result of increased scrutiny by antitrust authorities and changes to mandatory filing requirements, we may announce acquisition or investment transactions that require significant time and resources to complete, are challenged by such authorities or are ultimately not fully completed due to a failure to obtain antitrust or other regulatory approvals;
•future acquisitions and investments may require us to issue common stock, restricted stock or restricted stock units, incur additional debt, or spend significant cash, resulting in dilution of ownership or additional debt leverage;
•we may have difficulty retaining an acquired company’s key employees or customers;
•we may have difficulty integrating personnel from an acquired company with our people, our culture of integrity, and our core values;
•we may have difficulty integrating acquired businesses, resulting in diminished strategic value of a potential transaction and unforeseen difficulties, such as incompatible accounting, information management, or other control systems, and greater expenses than expected;
•we may assume legal or regulatory risks, particularly with respect to smaller businesses that have immature business processes and compliance programs, which may be required to comply with additional laws and regulations or to engage in remediation efforts to cause an acquired company to comply with applicable laws and regulations, and such risks may result in liabilities resulting from an acquired company’s failure to comply with applicable laws or regulations;
•acquisitions and investments may disrupt our business or distract our management from other responsibilities;
•as a result of an acquisition or investment, we may incur additional debt and we may need to record write-downs or future impairments of intangible assets, each of which could reduce our future reported earnings;
•we may not be able to effectively influence the operations of our minority investments, joint ventures or partnerships, or we may be exposed to certain liabilities if our partners do not fulfill their obligations; and
•as a result of an acquisition or investment, we may be targeted by additional cybersecurity threat actors or experience a cyber incident due to the security posture of the acquired company or its suppliers.
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

As of March 31, 2026, the value of our goodwill was $2,399 million. The amount of our recorded goodwill may substantially increase in the future as a result of any acquisitions that we make. We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. Impairment analysis is based on several factors requiring judgment and the use of estimates, which are inherently uncertain and based on assumptions that may prove to be inaccurate. Additionally, material changes in our financial outlook, as well as events outside of our control, such as deteriorating market conditions for companies in our industry, may indicate a potential impairment. When there is an impairment, we are required to write down the recorded amount of goodwill, which is reflected as a charge against operating income. Such non-cash impairment charges could have a material adverse effect on our results of operations in the period in which they are recognized.
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
We are required to comply with numerous laws and regulations, including those relating to the formation, administration, and performance of U.S. government contracts, which affect how we do business with our customers. Such laws and regulations, including executive orders, administration agency rulemaking and interpretations, and other governmental actions, may potentially impose added costs on our business and our failure to comply with them may lead to civil or criminal penalties, termination of our U.S. government contracts, and/or suspension or debarment from contracting with federal agencies. Some significant laws and regulations that affect us include:
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
•the Contractor Business Systems rule, which authorizes Department of War agencies to withhold a portion of our payments if we are determined to have a significant deficiency in our accounting, cost estimating, purchasing, earned value management, material management and accounting, and/or property management system; and
•the FAR Cost Accounting Standards and Cost Principles, which impose accounting and allowability requirements that govern our right to reimbursement under certain cost-based U.S. government contracts and require consistency of accounting practices over time.
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

Ongoing instability and current geopolitical conflicts in global markets, including ongoing conflicts in Eastern Europe and the Middle East, increased tensions in Asia, and political and economic instability in Venezuela, the potential for future geopolitical conflicts and terrorist activities, and trade tensions related to recent shifts in international trade policies could have a material adverse effect on our business, operations and profitability. These types of matters cause uncertainty in financial markets and may significantly increase the political, economic and social instability in the geographic areas in which we operate.
In addition, in connection with the current status of foreign relations with Russia, particularly in light of the conflict between Russia and Ukraine, the U.S. government has imposed enhanced export controls on certain products and sanctions on certain industry sectors and parties in Russia. The U.S. government has imposed tariffs, and may impose new or increased tariffs, on certain imports from other countries. The governments of other jurisdictions in which we operate, such as the European Union and Canada, may also implement sanctions or other restrictive measures. These potential sanctions, tariffs, and export controls could adversely affect the Company and/or our supply chain, business partners, or customers.
We are subject to risks associated with operating in foreign jurisdictions.
We have operations in select foreign locations and, therefore, our business operations are subject to a variety of risks associated with conducting business in foreign jurisdictions, including:
•Changes in or interpretations of laws or policies that may adversely affect the performance of our services;
•Political and economic instability in foreign countries and foreign security concerns, such as those relating to geopolitical conflict, as well as trade tensions related to recent shifts in international trade policies, and potential actions or retaliatory measures taken in respect thereof;
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
•Failure to comply with U.S. government and foreign laws and regulations applicable to foreign business, sanctions, employment, privacy, data protection, information security, or data transfer could have an adverse impact on our business with the U.S. government and could expose us to risks and costs of non-compliance with such laws and regulations, in addition to administrative, civil, or criminal penalties;
•Failure by third parties that we work with, including suppliers, subcontractors, and vendors, to comply with U.S. government and foreign laws and regulations applicable to foreign business, sanctions, employment, privacy, data protection, information security, or data transfer could expose Booz Allen to risks and costs of non-compliance with such laws and regulations, in addition to administrative, civil, or criminal penalties;
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

In addition, we are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”) and other laws that prohibit improper payments or offers of payments to foreign government officials, political parties and commercial entities for the purpose of obtaining or retaining business. We have operations and deal with governmental customers and regulators in countries known to create heightened corruption risk, including certain developing countries. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees or third parties that we work with that could implicate Booz Allen for violations of various laws including the FCPA and other anti-corruption laws. Our operations in select foreign locations also involve activities involving the transmittal of information, which may include personal data, which may expose us to data privacy laws in the jurisdictions in which we operate. If our data protection practices become subject to new or different restrictions, and to the extent such practices are not compliant with the laws of the countries in which we process data, we could face increased compliance expenses and face penalties for violating such laws or be excluded from those markets altogether, in which case our operations could be adversely affected. We are also subject to import-export control regulations restricting the use and dissemination of information classified for national security purposes and the export of certain products, services, and technical data, including requirements regarding any applicable licensing of our employees involved in such work. We are also subject to applicable sanctions laws, regulations, embargoes, or restrictive measures intended to prevent unauthorized transactions with prohibited persons, entities, and countries, including, those administered and enforced by the U.S. Department of Treasury’s Office of Foreign Assets Control, the Office of Financial Sanctions Implementation in the UK, and the competent authorities responsible for the administration and enforcement of Sanctions in individual EU Member States.
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
A focus on organizational conflicts of interest issues has resulted in legislation and a proposed regulation aimed at increasing organizational conflicts of interest requirements, including, among other things, separating sellers of products and providers of advisory services in major defense acquisition programs. Recently, U.S. government agencies have issued proposed regulations, which provide for and update definitions of each of the above types of conflicts of interest and provide illustrative examples of various relationships that contractors could have that would give rise to potential conflicts of interest. The resulting rule making process, as well as continuing reform initiatives in procurement practices, may result in future amendments to the FAR, increasing the restrictions in current organizational conflicts of interest regulations and rules, or place heightened scrutiny on the relationships we have with other entities, including partnerships and investments. Similarly, organizational conflicts of interest remain an active area of bid protest litigation, increasing the likelihood that competitors may leverage such arguments in an attempt to overturn agency award decisions. To the extent that proposed and future organizational conflicts of interest laws, regulations, and rules or interpretations thereof limit our ability to successfully compete for new contracts or task orders with the U.S. government, either because of organizational conflicts of interest issues arising from our business, or because companies with which we are affiliated, or with which we otherwise conduct business, create organizational conflicts of interest issues for us, our results of operations could be materially and adversely affected.
Changes in tax law or judgments by management related to complex tax matters could adversely impact our results of operations.
We are subject to taxation in the U.S. and certain other foreign jurisdictions. Any future changes in applicable federal, state and local, or foreign tax laws and regulations or their interpretation or application, including those that could have a retroactive effect, could result in the Company incurring additional tax liabilities in the future. For example, the “Tax Cuts and Jobs Act,” enacted in 2017, eliminated the option to deduct research and development costs currently and required taxpayers to capitalize and amortize such expenditures over five or fifteen years. Subsequently, on July 4, 2025, the U.S. federal tax legislation commonly referred to as the “One Big Beautiful Bill Act,” was enacted, which makes a number of changes to U.S. federal income tax law, including permanently suspending the requirement to capitalize and amortize domestic research and development costs and permitting such deductions on a current basis. Any further changes in tax laws or regulations that are applied adversely to us could have a material adverse effect on our business, financial condition and results of operations.

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
U.S. government contracts contain provisions and are subject to laws and regulations that provide government customers with rights, remedies, and obligations not typically found in commercial contracts. These rights and remedies allow government customers, among other things, to:
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
In connection with the efforts by the U.S. government to reduce federal spending across federal civilian, defense, and intelligence departments and agencies, we have had, and may in the future have, certain of our contracts renegotiated, modified, reduced or canceled and may in the future continue to experience such adjustments. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors and Trends Affecting Our Results of Operations—U.S Political, Budget and Regulatory Environment” for additional disclosure regarding our business environment. Similarly, if a U.S. government customer were to unexpectedly terminate, cancel, or decline to exercise an option to renew with respect to one or more of our significant contracts, or suspend or debar us from doing business with the U.S. government, such actions could cause reputational harm to us, and could have a material adverse effect on our revenue and results of operations.
Our work with government customers exposes us to additional risks inherent in the government contracting environment, which could reduce our revenue, disrupt our business, or otherwise materially adversely affect our results of operations.

U.S. government contractors (including their subcontractors and others with whom they do business) operate in a highly regulated environment and are routinely audited and reviewed by the U.S. government and its agencies, including the DCAA, DCMA, Department of War Inspector General, and others. These agencies review our performance on contracts, pricing practices, cost accounting practices, and compliance with applicable policies, laws, regulations, and standards, including applicable government cost accounting standards, as well as our contract costs, including allocated indirect costs. The DCAA audits and the DCMA reviews, among other areas, the adequacy of our internal control systems and policies, including our DFARS required business systems, which are comprised of our purchasing, property, estimating, earned value, accounting and material management and accounting systems. These internal control systems could focus on significant elements of costs, such as executive compensation. Determination of a significant internal control deficiency by a government agency could result in increased payment withholding that might adversely affect our cash flow. In particular, over time the DCMA has increased and may continue to increase the proportion of executive compensation that it deems unallowable and the size of the executive population whose compensation is disallowed, which will continue to materially and adversely affect our results of operations or financial condition including the requirement to carry an increased level of reserves. We recognize as revenue, net of reserves, executive compensation that we determine, based on management's estimates, to be allowable; management's estimates in this regard are based on a number of factors that may change over time, including executive compensation survey data, our and other government contractors' experiences with the DCAA audit practices in our industry, and relevant decisions of courts and boards of contract appeals. Any costs found to be unallowable under a contract will not be reimbursed, and any such costs already reimbursed must be refunded. Further, the amount of any such refund may exceed the provision for claimed costs, which is based on management's estimates and assumptions that are inherently uncertain and may not cover actual losses. For example, DCAA audits may result in, and have historically resulted in, the Company's inability to retain certain claimed costs, including executive and employee compensation, due to differing views of the allowability and reasonableness of such costs. As of March 31, 2026, years subsequent to the Company's fiscal year 2011 remained subject to audit and/or final resolution. As of March 31, 2026, the Company recognized a liability of $248 million for estimated adjustments to claimed costs based on its historical DCAA audit results, including the final resolution of such audits with the DCMA. Determining the provision for claimed costs is complex and subject to management's estimate of adjustments to claimed costs based on the number of years that remain open to audit and expected final resolution by U.S. government agencies. As a result, significant changes in estimates could have a material effect on the Company's results of operations. Furthermore, the disallowance of any costs previously charged could directly and negatively affect our current results of operations for the relevant prior fiscal periods, and we could be required to repay any such disallowed amounts. Each of these results could materially and adversely affect our results of operations or financial condition.
Moreover, if any of the administrative processes and business systems, some of which are currently certified as effective, are found not to comply with government imposed requirements, we may be subjected to increased government scrutiny and approval that could delay or otherwise adversely affect our ability to compete for or perform contracts or to be paid timely. Unfavorable U.S. government audit, review, or investigation results could subject us to civil or criminal penalties or administrative sanctions, require us to retroactively and prospectively adjust previously agreed to billing or pricing rates for our work, and could harm our reputation and relationships with our customers and impair our ability to be awarded new contracts, which could affect our future sales and profitability by preventing us, by operation of law or in practice, from receiving new government contracts for some period of time. In addition, if our invoicing system were found to be inadequate following an audit by the DCAA, our ability to directly invoice U.S. government payment offices could be eliminated. As a result, we would be required to submit each invoice to the DCAA for approval prior to payment, which could materially increase our accounts receivable days sales outstanding and adversely affect our cash flow. In addition, proposed regulatory changes, if adopted, would require the Department of War’s contracting officers to impose contractual withholding at no less than certain minimum levels based on assessments of a contractor’s business systems. If a government investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, withholding of payments, suspension of payments, fines, and suspension or debarment from doing business with the U.S. government. We could also suffer serious reputational harm if allegations of impropriety were made against us.
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
We continue to see delays in procurements with our U.S. government customers, and these delays are expected to continue in the near term. In addition, any new contracting methods could be costly or administratively difficult for us to implement and could adversely affect our future revenue and profit margin, and changes to the procurement system could cause delays in the procurement decision-making process. Any such delays in procurements generally, changes to the U.S. government’s procurement practices or the adoption of new contracting rules or practices could impair our ability to obtain new or re-compete contracts and any such changes or increased associated costs could materially and adversely affect our results of operations.
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
Our business is subject to a number of risks related to climate and environmental matters, including regulatory, political, reputational, litigation and financial risks, that could adversely affect our results of operations or financial condition.
Our business is subject to a number of risks related to climate and environmental matters, including regulatory, political, reputational, litigation and financial risks. We have operations located in regions that have been, and may in the future be, impacted by physical risks related to climate, including rising sea levels, severe weather events, and natural disasters, as well as disease outbreaks. Such events could disrupt our operations or those of our customers and suppliers, including the inability of employees to work, destruction of facilities, loss of life, and adverse effects on our supply chain and the integrity of information technology systems, all of which could materially increase our costs and expenses, delay or decrease revenue from our customers, and disrupt our ability to maintain business continuity. We could incur significant costs to improve the resiliency of our infrastructure and otherwise prepare for, respond to, and mitigate the effects of climate-related events.
There are numerous foreign, U.S. and state laws and regulations related to climate and environmental management disclosures, including regulations related to greenhouse gas emissions reporting. These regulations often impose different and, occasionally, conflicting or contradictory requirements, which may result in increased compliance and operational costs to comply with such regulatory requirements as well as an increased potential for liability arising from noncompliance with such requirements.
Additionally, the evolving technological, social, legal, and political context of these issues as well as changing expectations from foreign, U.S. and state governments, customers, employees, investors, and other stakeholders may create conflicts, disaffection, and dissatisfaction between regulatory requirements and various stakeholder expectations, which could result in potential damage to our reputation and adversely affect our business.
Risks Related to Our Indebtedness
We have indebtedness and may incur additional indebtedness, which could adversely affect our financial health and our ability to obtain financing in the future as well as to react to changes in our business.

We have indebtedness, and we are able to, and may, incur additional indebtedness in the future. The material terms of our indebtedness are described in Note 10, “Debt,” to the consolidated financial statements contained within this Annual Report on Form 10-K. The level of our indebtedness could have important consequences to holders of our common stock, including:
•making it more difficult for us to satisfy our existing debt obligations;
•limiting our ability to refinance our existing indebtedness or obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;
•requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes;
•increasing our vulnerability to general adverse economic and industry conditions, including increased interest rates;
•placing us at a disadvantage compared to other, less leveraged competitors or competitors with comparable debt and more favorable terms and thereby affecting our ability to compete; and
•increasing our cost of borrowing.
Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. If new debt is added to our current debt levels, the related risks that we and the guarantors now face would increase and we may not be able to meet all our existing debt obligations.
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
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. Our cash flows could be reduced for a number of reasons, including as a result of unexpectedly aggressive capital calls from our venture capital investments.
The agreements governing our indebtedness restrict our ability to incur additional indebtedness, which could limit our ability to raise debt to be used to repay other indebtedness when it becomes due.
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
Borrowings under the Senior Credit Facility are at variable rates of interest and expose us to interest rate risk. Following the significant increases in interest rates during 2022 and 2023, rates have gradually declined but, as of March 2026, remain above recent historical lows. Future movements in interest rates remain uncertain. With an increase in interest rates, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.
Based on the outstanding $1.5 billion term loan and any balances drawn under the revolving credit facility as of March 31, 2026, and after considering interest rate swaps that fix the interest rate on $350 million of principal of our variable-rate debt, each quarter point change in interest rates would result in a $3 million change in our projected annual interest expense on the outstanding indebtedness under our Senior Credit Facility. We have entered into interest rate swaps and may in the future enter into additional interest rate derivatives that balances our debt portfolio and keeps a neutral stance on interest rates. However, due to risks for hedging gains and losses and cash settlement costs, we may not elect to maintain such interest rate swaps, and any swaps may not fully mitigate our interest rate risk.
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
Risks Related to Our Common Stock
Booz Allen Hamilton Holding Corporation is a holding company with no operations of its own, and it depends on its subsidiaries for cash to fund all of its operations and expenses, including to make future dividend payments, if any.
The operations of Booz Allen Hamilton Holding Corporation are conducted almost entirely through its subsidiaries and its ability to generate cash to meet its debt service obligations or to pay dividends is highly dependent on the earnings and receipt of funds from its subsidiaries via dividends or intercompany loans. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock.
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
The Board has authorized and declared a regular quarterly dividend for each quarter in the last several years. The Board has also authorized and declared special cash dividends from time to time. The declaration of any future dividends and the establishment of the per share amount, record dates, and payment dates for any such future dividends are subject to the discretion of the Board taking into account future earnings, cash flows, financial requirements and other factors. There can be no assurance that the Board will declare any dividends in the future. Additionally, recent executive orders and proposed legislation limiting the ability of certain defense contractors in some circumstances to pay dividends could limit or prohibit our ability to pay regular or special dividends in the future. To the extent that expectations by market participants regarding the potential payment, or amount, of any special or regular dividend prove to be incorrect, the price of our common stock may be materially and negatively affected and investors that bought shares of our common stock based on those expectations may suffer a loss on their investment. Further, to the extent that we declare a regular or special dividend at a time when market participants hold no such expectations or the amount of any such dividend exceeds current expectations, the price of our common stock may increase and investors that sold shares of our common stock prior to the record date for any such dividend may forego potential gains on their investment.
Provisions in our organizational documents and in the Delaware General Corporation Law may prevent takeover attempts that could be beneficial to our stockholders.
Our amended and restated certificate of incorporation and amended and restated by-laws include a number of provisions that may have the effect of delaying, deterring, preventing, or rendering more difficult a change in control of Booz Allen Hamilton Holding Corporation that our stockholders might consider in their best interests. These provisions include:
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
Risk Management and Strategy
Cybersecurity oversight is embedded in our ERM Steering Committee, chaired by the President and Chief Operating Officer and including senior executives such as the Chief Information Security Officer (“CISO”) and Chief Information Officer (“CIO”). This committee:
•Provides oversight of cybersecurity risk within the broader ERM framework and reviews management’s approach to cybersecurity risk identification, assessment, and response;
•Reviews management’s alignment of cybersecurity risk management priorities and strategies with business objectives; and
•Receives updates from management regarding cybersecurity assessments, exercises, mitigation activities, and significant cybersecurity risks.
See “Item 1C. Cybersecurity—Governance—Management’s Responsibilities” below for additional information regarding our cybersecurity risk management program.
Governance
Management's Responsibilities
Our cybersecurity risk management program is led by our CIO and CISO, who are responsible for our information security strategy, policies, compliance, security architecture and engineering, security operations, and cybersecurity threat detection and response. Our CIO has served as chief technology officer for several large-scale enterprises in the healthcare industry and has more than 30 years of enterprise information technology experience, with deep expertise in aligning technology strategy with business goals, advancing cybersecurity capabilities, and leveraging AI and cloud computing to drive performance and efficiency. Our CISO has over 20 years of information security and program management experience and has served as the CISO for other large-scale enterprises. In addition to our CIO and CISO, we leverage our commercial incident response team and government cyber expertise to harden our cybersecurity infrastructure.
As a government contractor, we are required to comply with extensive regulations and standards, including but not limited to, cybersecurity regulations and standards, Cybersecurity Maturity Model Certification (CMMC) requirements, and the requirements of the DFARS. Booz Allen achieved a Final C3PAO (CMMC Third Party Assessment Organization) CMMC Level 2 Certification in October 2025 which is valid for 3 years with a mandated annual attestation of compliance from the CISO. Additionally, our cybersecurity risk management program is guided by the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. Our policies and implemented controls have been assessed and are subject to assessment by external organizations, including industry partners, the federal government, and third party assessors. We work closely with our subcontractors and suppliers to identify and manage cybersecurity risks and, as appropriate, require them to comply with applicable laws and regulations. These contractual requirements include the requirement that our subcontractors implement certain security controls, and that our subcontractors self-report the status of their implementation of these controls to the U.S. government.
To manage cybersecurity risk introduced from our supply chain, depending on the nature of a supplier's work and the sensitivity of our and our customers’ information provided to the supplier, we also require suppliers to complete our security questionnaire and provide evidence of security accreditations, to include as applicable CMMC compliance proof, and we evaluate supplier compliance with security requirements using internal and third-party resources.
Our CISO also leads our Cyber Fusion Center (“CFC”), whose function is, pursuant to our Cyber Incident Response Plan, to stay apprised of existing and emerging cybersecurity threats and monitor our information systems to proactively identify, protect against, and mitigate cybersecurity threats. The CFC uses intelligence collected from various sources, fused with intelligence collected from analysis and response actions, to proactively search for and address adversary activity against our information systems. The CFC possesses in-depth knowledge of network, endpoint, perimeter security systems, identity-based vulnerabilities, data protection, threat intelligence, forensics, penetration testing, and threat detection, monitoring, and response, as well as the functioning of specific applications or underlying information systems infrastructure. Additionally, the CFC regularly conducts table top exercises to test and evaluate our incident response processes in routine and emerging areas of cyber risk. The CFC partners with a third party managed systems security provider (“MSSP”) to augment 24x7 cyber incident monitoring.
The Cyber Incident Response Team (“CIRT”) is responsible for the incident response process and provides direction and guidance to users of our information systems when responding to cybersecurity incidents. The CIRT also provides intrusion monitoring of networks and information systems, and performs triage and analysis of cyber and data loss events to identify and respond to potential incidents, including potential incidents occurring on third-party systems. The CIRT also includes data loss prevention (“DLP”) capabilities, and proactively monitors and protects sensitive data across the organization, identifying and mitigating risks of data exfiltration, misuse, or unauthorized access. The team leverages DLP tools to detect and respond to anomalies in data usage, transmissions, and storage. The CIRT categorizes anomalous cybersecurity and data loss events into discrete levels in which cybersecurity events are escalated to appropriate levels of management, as well as our Crisis Management Team, Cyber Incident Materiality Committee, Audit Committee, and Board, based on the severity of the incident. While typical cybersecurity management and incident response is provided by internal resources, we have arrangements with certain third parties whom we can engage if additional support or resources are required.
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
Item 2.    Properties.
We do not own any facilities or real estate. Our corporate headquarters is located at 8283 Greensboro Drive, McLean, Virginia 22102. We plan to relocate our headquarters in the fall of 2027 to Reston,Virginia, dependent upon the timing of the completion of various tenant improvements. We lease other operating offices and facilities throughout North America, and a limited number of overseas locations. Our principal offices outside of McLean, Virginia include: Annapolis Junction, Maryland; Washington, D.C.; Chantilly, Virginia; Laurel, Maryland; Panama City Beach, Florida; Arlington, Virginia; Bethesda, Maryland; Alexandria, Virginia; and Colorado Springs, Colorado. We have a number of Sensitive Compartmented Information Facilities, which are enclosed areas within buildings that are used to perform classified work for the U.S. government. Many of our employees are located in facilities provided by the U.S. government. The total square footage of our leased offices and facilities is approximately 2 million square feet. We believe our facilities meet our current needs.

Item 3.    Legal Proceedings.
The Company is involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with customers and contractors, intellectual property disputes, compliance with various laws and regulations, and other business matters. We have provided information about these legal proceedings and investigations in Note 18, “Commitments and Contingencies,” to the consolidated financial statements contained within this Annual Report on Form 10-K. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of both March 31, 2026 and March 31, 2025, there were no material amounts accrued in the consolidated financial statements related to these proceedings.
Item 4.    Mine Safety Disclosures.
None.
Information about our Executive Officers.
The following table sets forth information about our executive officers as of the date hereof:

Name	Age	Position
Horacio D. Rozanski	58	Chairman and Chief Executive Officer
Kristine Martin Anderson	57	President and Chief Operating Officer
Troy Lahr	52	Executive Vice President and Chief Financial Officer
Shannon Fitzgerald	53	Executive Vice President and Civil Sector President
Andrea Inserra	56	Executive Vice President and Defense Sector President
Thomas Pfeifer	66	Executive Vice President and National Security Sector President
Joshua Petty	52	Executive Vice President and General Counsel
Dennis Metzfield	46	Vice President, Controller and Chief Accounting Officer
Horacio D. Rozanski is our Chairman and Chief Executive Officer. A respected business leader, Mr. Rozanski led our transformation into an advanced technology company. He joined Booz Allen in 1992 as a consultant to commercial customers, was elected Vice President in 1999, and served as our Chief Personnel Officer, Chief Strategy and Talent Officer, Chief Operating Officer, and President before becoming Chief Executive Officer in 2015. Mr. Rozanski became Chairman of our Board of Directors in July 2024. Mr. Rozanski currently serves as Chairman of the board of directors for Children’s National Hospital and is a member of the board of directors at Marriott International, Inc. (NASDAQ: MAR). He is also a member of the Business Roundtable, the Economic Club of Washington, D.C, and the United States Holocaust Memorial Museum’s Committee on Conscience, and Vice Chair of the Trump Kennedy Center Corporate Fund Board.
Kristine Martin Anderson is our President and Chief Operating Officer. Ms. Anderson joined Booz Allen in 2006, and has held a variety of leadership roles. In addition to serving as Chief Operating Officer since May 2022, she was appointed President in May 2026. Ms. Anderson served as President for the Company's Civil sector from April 2018 to May 2022, and led the Company’s civil health business from 2015 to 2018. Prior to joining Booz Allen, Ms. Anderson was Vice President for Operations and Strategy at CareScience, a health care software solutions company.
Troy Lahr is an Executive Vice President at Booz Allen and our Chief Financial Officer. Prior to joining Booz Allen in May 2026, Mr. Lahr served as Senior Vice President and Chief Financial Officer at Sierra Space. Prior to joining Sierra Space, Mr. Lahr spent approximately ten years at Boeing (NYSE: BA) serving in roles of increasing responsibility, most recently serving as Chief Financial Officer for Boeing's Defense, Space & Security business. Prior to joining Boeing, Mr. Lahr spent twelve years at Stifel Financial Corporation as an equity analyst researching the aerospace & defense industry.
Shannon Fitzgerald is an Executive Vice President at Booz Allen and President for the Company’s Civil sector. Prior to becoming President for the Company’s Civil sector in May 2026, Ms. Fitzgerald served as the Company’s Chief Strategy officer, leading the company’s growth strategy and positioning Booz Allen to deliver advanced technologies across critical government and commercial missions. Ms. Fitzgerald has over 25 years of experience at Booz Allen and previously led Booz Allen’s civil focused domestic resilience and citizen services businesses. She has worked with a broad set of civil customers including homeland security, law enforcement, finance, energy, transportation, and health agencies. Ms. Fitzgerald also serves as an instructor for the Change Management Advanced Practitioner course at Georgetown University’s McDonough School of Business.

Andrea Inserra is an Executive Vice President at Booz Allen and President for the Company's Global Defense sector. Prior to becoming President for the Company's Global Defense sector in April 2025, Ms. Inserra served as an Executive Vice President and market leader for Booz Allen’s aerospace business, serving customers in the U.S. Air Force, Space Force, and NASA. Ms. Inserra has over 25 years of experience at Booz Allen, and previously led the operations and strategy team for Booz Allen’s defense and commercial businesses and was a leader in our military and civil health businesses. Ms. Inserra serves on the board of directors for the Armed Services YMCA and Haskell. Previously, Ms. Inserra served on the boards of the Association of Military Surgeons of the United States and the Catholic University of America School of Engineering.
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
Joshua Petty is an Executive Vice President at Booz Allen and our General Counsel. Mr. Petty joined Booz Allen in 2014 and leads the Company’s Legal, Ethics & Compliance department. Prior to joining Booz Allen, Mr. Petty spent approximately 13 years at Accenture plc (NYSE: ACN) serving in roles of increasing responsibility, most recently serving as global government compliance officer and a managing director.
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
PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Class A Common Stock began trading on the New York Stock Exchange on November 17, 2010. On May 1, 2026, there were 206,857 beneficial holders of our Class A Common Stock. Our Class A Common Stock is listed on the New York Stock Exchange under the ticker symbol “BAH.”
Dividends
The Company plans to continue paying recurring dividends in the future to the extent legally permissible and assessing its excess cash resources to determine the best way to utilize its excess cash flow to meet its objectives. Any future dividends declared will be at the discretion of the Board of Directors and will depend, among other factors, upon our earnings, liquidity, financial condition, alternate capital allocation opportunities, or any other factors the Board of Directors deems relevant. On May 22, 2026, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.59 per share. Payment of the dividend will be made on June 26, 2026 to stockholders of record at the close of business on June 10, 2026.
Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
The following table presents the share repurchase activity for each of the three months in the quarter ended March 31, 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
January 2026	269,482	$93	269,482	$734
February 2026	321,937	$79	316,060	$709
March 2026	461,940	$78	317,746	$684
Total	1,053,359		903,288
(1)The total number of shares purchased includes shares surrendered to satisfy minimum statutory tax withholding obligations related to the vesting of stock awards.
(2)On December 12, 2011, the Board of Directors initially approved a share repurchase program, which was subsequently increased from time to time, and most recently increased by $500 million to $4,085 million on October 22, 2025. As of March 31, 2026, the Company had approximately $684 million remaining under the repurchase program. A special committee of the Board of Directors was appointed to evaluate market conditions and other relevant factors and initiate repurchases under the program from time to time. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice.
Use of Proceeds from Registered Securities
None.

Performance
The graph set forth below compares the cumulative stockholder return on our Class A Common Stock between March 31, 2021 and March 31, 2026, to the cumulative return of (i) the Russell 1000 Index and (ii) S&P Software & Services Select Industry Index over the same period. The Russell 1000 and S&P Software & Services Select Industry Indices represent comparator groups for relative cumulative return performance to Booz Allen Hamilton. This graph assumes an initial investment of $100 on March 31, 2021 in our Class A Common Stock, the Russell 1000 Index, and the S&P Software & Services Select Industry Index and assumes the reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

300
250
200
150
100
Dollars
03/31/2021
03/31/2022
03/31/2023
03/31/2024
03/31/2025
03/31/2026
Booz Allen Hamilton Holding Corporation
Russell 1000 Index
S&P Software & Services Select Industry Index

ASSUMES $100 INVESTED ON MARCH 31, 2021
ASSUMES DIVIDEND REINVESTED

Company/Market/Peer Group	3/31/2021	3/31/2022	3/31/2023	3/31/2024	3/31/2025	3/31/2026
Booz Allen Hamilton Holding Corp.	$100.00	$111.11	$119.45	$194.23	$138.88	$106.18
Russell 1000 Index	$100.00	$113.27	$103.76	$134.75	$145.29	$171.07
S&P Software & Services Select Industry Index	$100.00	$93.96	$78.85	$99.93	$102.84	$91.69
This performance graph and other information furnished under this Part II Item 5 of this Annual Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.
Item 6.    Reserved.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, and liquidity and capital resources. You should read this discussion in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Annual Report, and Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended March 31, 2025, which provides additional information on comparisons of fiscal 2025 and 2024.
The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources, and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Item 1A. Risk Factors” and “Introductory Note — Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Our fiscal year ends March 31 and, unless otherwise noted, references to years or fiscal are for fiscal years ended March 31. See “— Results of Operations.”
Overview
Booz Allen is an advanced technology company, building products and solutions for government and business. We are a leader at the forefront of the nation’s technology ecosystem. Our approximately 31,500 employees build tech for a diverse base of federal government and commercial customers, both domestically and in select foreign locations. By investing in emerging technologies, talent, and new business models, including partnerships with leading technology companies, venture investments, and the development of military grade products, we are accelerating the delivery of tech solutions.
Non-GAAP Measures
We publicly disclose certain non-GAAP financial measurements, including Revenue, Excluding Billable Expenses, EBITDA and Adjusted EBITDA, because management uses these measures for business planning purposes, including to manage our business against internal projected results of operations and measure our performance. We view Adjusted EBITDA as a measure of our core operating business, which excludes the impact of the items detailed below, as these items are generally not operational in nature. These non-GAAP measures also provide another basis for comparing period to period results by excluding potential differences caused by non-operational and unusual or non-recurring items. In addition, we use Revenue, Excluding Billable Expenses because it provides management useful information about the Company's operating performance by excluding the impact of costs such as subcontractor expenses, travel expenses, and other non-labor expenses incurred to perform on contracts. Billable expenses generally have lower margin and thus are less indicative of our profit generation capacity. Management believes this metric provides useful information about our business.These supplemental performance measurements may vary from and may not be comparable to similarly titled measures by other companies in our industry. Revenue, Excluding Billable Expenses, EBITDA and Adjusted EBITDA are not recognized measurements under accounting principles generally accepted in the United States (“GAAP”) and when analyzing our performance, investors should (i) evaluate each adjustment in our reconciliation of revenue to Revenue, Excluding Billable Expenses, net income to EBITDA and Adjusted EBITDA, and (ii) use Revenue, Excluding Billable Expenses, EBITDA and Adjusted EBITDA in addition to, and not as an alternative to, revenue and net income, as measures of operating results, each as defined under GAAP. We have defined the aforementioned non-GAAP measures as follows:
•Revenue, Excluding Billable Expenses represents revenue less billable expenses.
•EBITDA represents net income before income taxes, interest expense, net and other income (expense), and depreciation and amortization.
•Adjusted EBITDA represents net income before income tax expense, interest expense, net and other income (expense), and depreciation and amortization and before certain other items, including the change in provision for claimed costs for historical rate years, financing transaction costs, DC tax assessment adjustment, the reserve associated with the U.S. Department of Justice (the “DOJ”) investigation disclosed in Note 20, “Commitments and Contingencies,” to the consolidated financial statements contained within our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, the insurance recoveries related to the settlement of that matter, and other corporate expenses. The Company prepares Adjusted EBITDA to eliminate the impact of items it does not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary or non-recurring nature or because they result from an event of a similar nature.

Below is a reconciliation of our most directly comparable GAAP measures to our non-GAAP measures, Revenue to Revenue, Excluding Billable Expenses and Net income to EBITDA and Adjusted EBITDA, calculated and presented in accordance with GAAP:

	Fiscal Year Ended March 31,
(Amounts in millions)	2026	2025	2024
	(Unaudited)
Revenue, Excluding Billable Expenses
Revenue	$11,217	$11,980	$10,662
Less: Billable expenses	3,450	3,780	3,282
Revenue, Excluding Billable Expenses*	$7,767	$8,200	$7,380

EBITDA and Adjusted EBITDA
Net income	$851	$935	$606
Income tax expense	11	284	248
Interest expense, net and other income (expense)	171	151	160
Depreciation and amortization	163	165	164
EBITDA	1,196	1,535	1,178
Change in provision for claimed costs (a)	—	(113)	(18)
Financing transaction costs (b)	—	—	1
DC tax assessment adjustment (c)	—	—	(20)
Legal matter reserve (d)	—	—	27
Other corporate expenses (e)	33	8	7
Insurance recoveries (f)	—	(115)	—
Adjusted EBITDA	$1,229	$1,315	$1,175
* Revenue, Excluding Billable Expenses includes $113 million of revenue and $18 million revenue for fiscal 2025 and
2024 respectively, resulting from the reduction to our provision for claimed costs (see note (a) below).
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
(b) Reflects expenses associated with debt financing activities incurred during the second quarter of fiscal 2024.
(c) Reflects the impact (specifically the revenue from recoverable expenses) of the Company's unfavorable ruling from the District of Columbia Court of Appeals related to contested tax assessments from the District of Columbia Office of Tax and Revenue (“DC OTR”). See Note 13, “Income Taxes,” to the consolidated financial statements contained within the Annual Report on Form 10-K for the fiscal year ended March 31, 2024 for further information.
(d) Reserve associated with the U.S. Department of Justice's investigation of the Company. See Note 20, “Commitments and Contingencies,” to the consolidated financial statements contained within the Annual Report on Form 10-K for the fiscal year ended March 31, 2024 for further information.
(e) In fiscal 2026, other corporate expenses consist primarily of nonrecoverable costs associated with employee severance from cost management and restructuring initiatives, transaction costs associated with a divestiture, and acquisition related costs associated with the acquisition of Defy Security, which closed in the first quarter of fiscal 2027. See Note 20, “Supplemental Consolidated Financial Information,” to the consolidated financial statements for further information. In fiscal 2025 and fiscal 2024, other corporate expenses consist primarily of acquisition related costs from the acquisitions of PAR Government Systems Corporation (“PGSC”) and EverWatch Corp. ("EverWatch").
(f) Reflects insurance recoveries from claims related to the Company’s fiscal 2024 settlement as described in Note 20, “Commitments and Contingencies,” to the consolidated financial statements contained within the Annual Report on Form 10-K for the fiscal year ended March 31, 2024.
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
The U.S. government continues to drive changes in the structure and priorities of U.S. government agencies and continues to review spending across U.S. government agencies to ensure it aligns with the administration’s priorities of maximizing governmental efficiency and productivity. We have been, and will continue to be, subject to these reviews, and we have had, and may in the future have, certain of our contracts impacted, reduced or canceled as a result of these reviews. We have also experienced price adjustments and renegotiations prior to option exercise of certain of our contracts as a result of these reviews and may in the future continue to experience such adjustments. Further, we are, and may in the future be, subject to customer mandates to formulate additional methods by which to achieve efficiencies in providing our services, and we remain in ongoing discussions with various U.S. government departments and agencies in relation to cost reductions and other potential contract modifications. There can be no assurance that these reviews will not ultimately have a material adverse impact on our business and financial performance.
The administration has put in place a number of executive orders and actions that have and could continue to affect our business. U.S. government agencies are also undertaking their own independent reviews of their contract portfolios and reviewing future procurements in response to recent executive orders focused on efficiency in government procurement. At the same time that the scrutiny is increasing, there have been reductions in personnel at U.S. government agencies with which we do business. These reductions in personnel, along with the changing regulatory environment, have led to a slowed procurement environment, with delays in the granting of new contract awards, increased willingness by agencies to not spend government money, delays in the processing of payments by government payment offices, as well as increased processing times for security clearances and other governmental consents. This slowed procurement environment has resulted in a substantial reduction in the ordinary end of government fiscal year funding surge when compared to prior fiscal years and, in the aggregate, has resulted in negative impacts to our business and financial performance.
We have observed preparatory steps by the U.S. government to implement two specific executive orders that are intended to (i) simplify and accelerate the procurement process through a review and restructuring of the Federal Acquisition Regulation (“FAR”), and its supplements and (ii) modernize defense acquisitions by promoting commercial solutions, innovative acquisition authorities, and other existing streamlined processes. The FAR Council, the body responsible for issuing and maintaining the FAR, substantially completed Phase 1 of FAR reform efforts at the end of September 2025. The Office of Federal Procurement Policy and FAR Council have solicited feedback on these efforts and will turn next to the formal rulemaking process. Likewise, in early November 2025, the Secretary of War announced and released an associated memorandum regarding a new acquisition strategy and directing certain reforms addressing Department of War purchases of military weapons. The Secretary’s accompanying memorandum and strategy outline a number of actions focused on rebuilding the Defense Industrial Base, elevating and empowering the acquisition workforce, maximizing acquisition flexibility, developing high performance systems, and improving effective lifecycle risk management. While the impact of the aforementioned changes remains uncertain, the new acquisition strategy and streamlined procurement processes have the potential to have positive impacts on our business.
On November 12, 2025, the President signed into law the Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans Affairs, and Extensions Act, 2026, which funded the U.S. government under a short-term continuing resolution through January 30, 2026. Appropriations for the U.S. government’s fiscal year 2026 were delayed, with Congress enacting partial appropriations legislation in multiple tranches, such appropriations ultimately covering a majority of federal agencies. However, a comprehensive appropriations agreement for the full year has not been reached for all agencies, and certain portions of the government have been funded through continuing resolutions or remain subject to funding uncertainty, including the Department of Homeland Security, for which funding has been provided only on a partial basis, while certain components, including its immigration enforcement operations, remain subject to funding uncertainty. As a result, uncertainty regarding federal funding levels persists. A prolonged government shutdown could have a negative impact on our business, financial condition and operating results.
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

On January 7, 2026, the President signed an executive order, “Prioritizing the Warfighter in Defense Contracting”, that, among other things, limits stock buybacks and the payment of dividends by certain defense contractors. This executive order directs the Secretary of War to identify defense contractors that are underperforming on their contracts, not investing their own capital into necessary production capacity, not sufficiently prioritizing United States Government contracts, or whose production speed is insufficient as determined by the Secretary, and that have, during the period of underperformance or insufficient prioritization, investment, or production speed, engaged in any stock buy-back or corporate distribution. If the Company is identified pursuant to this executive order, it may have a negative impact on our dividends, stock buyback programs, and our ability to attract and retain talented executives. Compliance with the requirements of this executive order may be complex, costly and time-consuming, and our subcontractors may not have the necessary resources to ensure compliance. In addition, certain Senators have introduced legislation that would go beyond this executive order by instituting, absent a waiver, a blanket prohibition on such dividends, buybacks, and executive compensation above certain levels. This proposed legislation far exceeds the framework contemplated by the executive order and would introduce significant administrative burdens for us and other companies that could be subject to such legislation.
On April 30, 2026, the President signed an executive order, “Promoting Efficiency, Accountability, and Performance in Federal Contracting,” which directs federal agencies, subject to certain exceptions, to increase the use of firm-fixed price contracts for new awards to the maximum extent consistent with law. Additionally, agencies are directed, to the maximum extent practicable and consistent with law, to seek to modify, restructure, or renegotiate, their top ten highest-dollar-value contracts issued on an other-than-fixed price basis. The Company is supportive of the recent focus by the administration on the increased usage of fixed-price and outcomes-based contracting (we refer to firm fixed price contracts where we deliver a specific outcome for a predetermined price as “outcomes-based contracting”). Compared to time-and-materials and cost-reimbursable contracts, outcomes-based contracting generally offers higher margin opportunities because we receive the benefits of any cost savings, but can involve greater financial risk because we bear the impact of any cost overruns. Additionally, we believe outcomes-based contracting results in more efficient contracting outcomes and potential savings for the U.S. government.
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
The amount of risk and potential reward varies under each type of contract. In the aggregate, the contract type mix in our revenue for any given period will affect that period's profitability. As described above in “U.S. Political, Budget and Regulatory Environment,” we expect the recent executive order directing agencies, subject to certain exceptions, to increase usage of fixed-price contract will result in an overall change in our contract type mix over time. Changes in contract type as a result of re-competes and new business could influence the percentage/mix in unanticipated ways. See “Item 1A. Risk Factors—Industry and Economic Risks.”
The table below presents the percentage of total revenue for each type of contract for the respective periods shown:

	Fiscal Year Ended March 31,
	2026	2025	2024
Cost-reimbursable	59%	57%	55%
Time-and-materials	22%	23%	24%
Fixed-price	19%	20%	21%
Contract Portfolio and Revenue Mix
We provide services to our customers through a large number of single award contracts, contract vehicles, and multiple award contract vehicles. Most of our revenue is generated under indefinite delivery/indefinite quantity (“IDIQ”) contract vehicles, which include multiple award government wide acquisition contract vehicles (“GWACs”) and General Services Administration (“GSA”) Multiple Award Schedule Contracts (“GSA schedules”) and certain single award contracts. GWACs and GSA schedules are available to all U.S. government agencies. Any number of contractors typically compete under multiple award IDIQ contract vehicles for task orders to provide particular services, and we earn revenue under these contract vehicles only to the extent that we are successful in the bidding process for task orders. No single task order under any IDIQ contract represented more than 4% of our revenue in fiscal 2026. No single definite contract accounted for more than 1% of our revenue in fiscal 2026.
We generate revenue under our contracts and task orders through our provision of services as both a prime contractor and a subcontractor, as well as from the provision of services by subcontractors under contracts and task orders for which we act as the prime contractor. As shown in the table below, the majority of our revenue was generated by contracts and task orders for which we served as the prime contractor; and roughly 25% of revenue was generated by services provided by our subcontractors.

	Fiscal Year Ended March 31,
% Revenue As:	2026	2025	2024
Prime Contractor	94%	95%	95%
Subcontractor	6%	5%	5%
Total Revenue	100%	100%	100%

Revenue generated by services provided by our subcontractors:	26%	25%	25%
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

•Unfunded Backlog. Unfunded backlog represents the value of orders (including exercised optional orders) for services under existing contracts for which funding has not been appropriated or otherwise authorized.
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
The following table summarizes the value of our contract backlog as of the respective periods shown:

	Fiscal Year Ended March 31,
	2026	2025
Backlog:	(In millions)
Funded	$4,319	$4,421
Unfunded	10,183	8,804
Priced options	23,685	23,802
Total backlog	$38,187	$37,027
Our total backlog consists of contractual values which is inclusive of remaining performance obligations, and potential contract value from unexercised option periods and other unexercised optional orders. As of March 31, 2026 and March 31, 2025, the Company had $10.7 billion and $9.5 billion of remaining performance obligations, respectively, and we expect to recognize approximately 65% of the remaining performance obligations as of March 31, 2026 as revenue over the next 12 months, and approximately 75% over the next 24 months. The remainder is expected to be recognized thereafter. We also expect to recognize revenue from a substantial portion of funded backlog as of March 31, 2026, within the next twelve months. However, given the uncertainties discussed below, as well as the risks described in “Item 1A. Risk Factors,” we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all. Our backlog includes orders under contracts that in some cases extend for several years. The U.S. Congress generally appropriates funds for our customers on a yearly basis, even though their contracts with us may call for performance that is expected to take a number of years to complete. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until the U.S. Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.
We view growth in total backlog as a key measure of our potential business growth. Total backlog increased by 3% from March 31, 2025 to March 31, 2026. Additions to funded backlog during fiscal 2026 and 2025 totaled $11.1 billion and $12.2 billion respectively, as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options. We report internally on our backlog on a monthly basis and review backlog upon occurrence of certain events to determine if any adjustments are necessary.
We cannot predict with any certainty the portion of our backlog that we expect to recognize as revenue in any future period and we cannot guarantee that we will recognize any revenue from our backlog. The primary risks that could affect our ability to recognize such revenue on a timely basis or at all are: program schedule changes, contract modifications, and our ability to assimilate and deploy new customer staff against funded backlog; cost-cutting initiatives and other efforts to reduce U.S. government spending, which could reduce or delay funding for orders for services; and delayed funding of our contracts due to delays in the completion of the U.S. government's budgeting process and the use of continuing resolutions by the U.S. government to fund its operations. In addition, the amount of our funded backlog is also subject to change due to these factors. In our recent experience, the slowed procurement environment and reductions in contract value have had a negative effect on our ability to convert backlog to revenue as of March 31, 2026, and could have additional impacts in the future to our business and financial performance.

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
Segment Reporting
We report operating results and financial data in one operating and reportable segment. We manage our business as a single profit center in order to promote collaboration, provide comprehensive functional service offerings across our entire customer base, and provide incentives to employees based on the success of the organization as a whole. Although certain information regarding served markets and functional capabilities is discussed for purposes of promoting an understanding of our complex business, we manage our business and allocate resources at the consolidated level of a single operating segment. See Note 19, “Business Segment Information,” to the consolidated financial statements contained within this Annual Report on Form 10-K for further information.
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and have been prepared in accordance with GAAP and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). All intercompany balances and transactions have been eliminated in consolidation.
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
The Company’s fiscal year ends on March 31 and unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31. The accompanying consolidated financial statements present the financial position of the Company as of March 31, 2026 and 2025 and the Company’s results of operations for fiscal 2026, fiscal 2025, and fiscal 2024.
Certain amounts reported in the Company's prior year consolidated financial statements have been reclassified to conform to the current year presentation.
Results of Operations
The following table presents items from our consolidated statements of operations for the respective periods shown:

	Fiscal Year Ended March 31,			Fiscal 2026 Versus Fiscal 2025	Fiscal 2025 Versus Fiscal 2024
	2026	2025	2024
	(In millions)
Revenue	$11,217	$11,980	$10,662	(6)%	12%
Operating costs and expenses:
Cost of revenue	5,305	5,419	4,921	(2)%	10%
Billable expenses	3,450	3,780	3,282	(9)%	15%
General and administrative expenses	1,266	1,246	1,281	2%	(3)%
Depreciation and amortization	163	165	164	(1)%	1%
Total operating costs and expenses	10,184	10,610	9,648	(4)%	10%
Operating income	1,033	1,370	1,014	(25)%	35%
Interest expense, net	(184)	(168)	(147)	10%	14%
Other income (expense)	13	17	(13)	(24)%	(231)%
Income before income taxes	862	1,219	854	(29)%	43%
Income tax (benefit) expense	11	284	248	(96)%	15%
Net income	$851	$935	$606	(9)%	54%

Fiscal 2026 Compared to Fiscal 2025
Revenue
Revenue decreased 6% to $11,217 million, primarily driven by the impact of a slowed procurement and funding environment, including the government shutdown that occurred in the third quarter of fiscal 2026. These factors drove a decrease in headcount, as well as a decline in billable expenses. In addition, the change in revenue was positively impacted by a $122 million reduction to our provision for claimed costs recorded during fiscal 2025.
Cost of Revenue
Cost of revenue includes direct labor, related employee benefits, and overhead. Overhead consists of indirect costs, including indirect labor relating to infrastructure, management and administration, and other expenses. Cost of revenue as a percentage of revenue was 47% and 45%. Cost of revenue decreased 2% to $5,305 million, primarily due to decreases in salaries and related benefits due to overall headcount reductions. The principal factors that affect our costs are the increases or decreases in labor and employee related costs as we are awarded contracts, task orders, and additional work under our existing contracts, and the hiring of people with specific skill sets and security clearances.
Billable Expenses
Billable expenses include direct subcontractor expenses, travel expenses, and other expenses incurred to perform on contracts. Billable expenses as a percentage of revenue were 31% and 32%. Billable expenses decreased 9% to $3,450 million, primarily attributable to decreases in the use of subcontractors driven by customer demand and timing of customer needs, partially offset by increases in other direct expenses as compared to the prior year.
General and Administrative Expenses
General and administrative expenses include indirect labor of executive management and corporate administrative functions, marketing and bid and proposal costs, legal costs, and other discretionary spending. General and administrative expenses as a percentage of revenue was 11% and 10%. General and administrative expenses increased 2% to $1,266 million. The year over year change, which was relatively flat, was primarily related to an insurance recovery of $115 million recognized in general and administrative expenses in fiscal 2025 as described in Note 20, “Commitments and Contingencies,” to the consolidated financial statements contained within the Annual Report on Form 10-K for the fiscal year ended March 31, 2024, partially offset by decreases in salaries and related benefits, primarily due to overall headcount reductions.
Depreciation and Amortization
Depreciation and amortization includes the depreciation of computers, leasehold improvements, furniture and other equipment, and the amortization of internally developed software, as well as third-party software that we use internally, and of identifiable long-lived intangible assets over their estimated useful lives. Depreciation and amortization expense decreased 1% to $163 million.
Operating Income
Operating income decreased 25% to $1,033 million, reflecting decreases in operating margin from 11% to 9%. Operating income was driven by the same factors noted above.
Interest Expense, net
Interest expense, net increased 10% to $184 million, primarily due to an increase of $37 million in bond interest expense related to the $650 million Senior Notes due 2035 (issued in March of fiscal 2025), partially offset by a decrease in interest expense on the Company’s term loan due to lower rates year over year. In addition, higher cash balances following the bond issuance noted above drove an increase in interest income year over year.
Other Income (expense)
Other income (expense) decreased 24% to $13 million, primarily due to higher realized gains in fiscal 2025, partially offset by higher unrealized gains in fiscal 2026.
Income Tax Expense
Income tax expense decreased 96% to $11 million. The effective tax rate decreased to 1.3% in fiscal 2026 from 23% in fiscal 2025. The decrease in tax expense was primarily driven by a reduction in the income tax reserve related to the completion of the IRS examination procedures and the tax benefit recognized in the third quarter as a result of a higher-than-estimated research and development tax credit and additional foreign derived intangible income deductions.

Liquidity and Capital Resources
As of March 31, 2026, our total liquidity was $2.2 billion, consisting of $728 million of cash and cash equivalents and $1.5 billion available under the Revolving Credit Facility. In the opinion of management, we will be able to meet our liquidity and cash needs through a combination of cash flows from operating activities, available cash balances, and available borrowing under the Revolving Credit Facility. If these resources need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities.
The following table presents selected financial information for the respective periods shown:

	Fiscal Year Ended March 31,
	2026	2025	2024
	(In millions)
Cash and cash equivalents	$728	$885	$554
Total debt	$3,940	$3,998	$3,412

Net cash provided by operating activities	$1,041	$1,009	$259
Net cash used in investing activities	(300)	(218)	(91)
Net cash used in financing activities	(898)	(460)	(19)
Total (decrease) increase in cash and cash equivalents	$(157)	$331	$149
Historically, we have been able to generate sufficient cash to fund our operations, mandatory debt and interest payments, capital expenditures, and discretionary funding needs. However, due to the trends and developments described above under “—Factors and Trends Affecting Our Results of Operations”, it may be necessary to borrow under our Credit Agreement to meet cash demands in the future. While the timing and financial magnitude of these possible actions are currently indeterminable, we expect to be able to manage and adjust our capital structure to meet our liquidity needs. Our expected liquidity and capital structure may also be impacted by investments and acquisitions that we could pursue. We anticipate that cash provided by operating activities, existing cash and cash equivalents, and borrowing capacity under our Revolving Credit Facility will be sufficient to meet our anticipated cash requirements for the next twelve months, which primarily include:
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
Cash Flows
Operating Cash Flow
Net cash provided by operations was $1.0 billion in both fiscal 2026 and fiscal 2025. Operating cash flow was consistent with the prior year as lower tax payments were partially offset by the $115 million in insurance recoveries received in fiscal 2025.
Investing Cash Flow
Net cash used in investing activities was $300 million in fiscal 2026 compared to $218 million in the prior year. The increase in net cash used for investing was primarily due to investments in venture and other investment funds, partially offset by acquisition related payments from the Company’s acquisition of PAR Government Systems Corporation in the prior year.

Financing Cash Flow
Net cash used in financing activities was $898 million in fiscal 2026 compared to $460 million in the prior year. The increase in net cash used over the prior year was primarily due to no new debt being issued in fiscal 2026, while fiscal 2025 included net proceeds of $644 million associated with the Company’s issuance of its 5.95% Senior Notes due 2035, an increase in dividends paid of $8 million, partially offset by a decrease in share repurchases of $214 million.
Capital Structure and Resources
Our stockholders’ equity totaled $1,105 million as of March 31, 2026, an increase of $102 million compared to stockholders’ equity of $1,003 million as of March 31, 2025. The increase was primarily due to net income of $851 million and stock-based compensation expense of $69 million, partially offset by $591 million in treasury stock resulting from the repurchase of shares of our Class A Common Stock and $277 million in aggregate quarterly dividend payments.
The Company paid $2.24 in dividends per share to stockholders of record in fiscal 2026. On May 22, 2026, the Company announced a regular quarterly cash dividend in the amount of $0.59 per share. The quarterly dividend is payable on June 26, 2026 to stockholders of record on June 10, 2026.
The following table summarizes the cash distributions recognized in the consolidated statement of cash flows for the respective periods shown:

	Fiscal Year Ended March 31,
	2026	2025	2024
	(In millions)
Recurring dividends (1)	$276	$268	$254
(1) Amounts represent recurring dividends that were declared and paid for during each quarter of fiscal 2026, 2025, and 2024, respectively.
On December 12, 2011, the Board of Directors initially approved a share repurchase program, which was subsequently increased from time to time, and most recently increased by $500 million to $4,085 million on October 22, 2025. The Company may repurchase shares pursuant to the program by means of open market repurchases, directly negotiated repurchases or through agents acting pursuant to negotiated repurchase agreements. During both fiscal 2026 and 2025, the Company purchased 5.6 million shares of the Company’s Class A Common Stock for an aggregate of $561 million and $764 million, respectively. As of March 31, 2026, the Company had approximately $684 million remaining under the repurchase program.
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
Indebtedness
Our debt totaled $3.9 billion and $4.0 billion as of March 31, 2026 and 2025, respectively. The total outstanding debt balance is recorded in the accompanying consolidated balance sheets net of unamortized discount and debt issuance costs of $24 million and $28 million, respectively, as of March 31, 2026 and 2025. Our debt is comprised of our Credit Agreement and four separate and distinct tranches of our Senior Notes, which all bear interest at specified rates. See Note 10, “Debt,” to the consolidated financial statements contained within this Annual Report on Form 10-K for further information and specifics on the material terms of our debt.
As of March 31, 2026 and 2025, Booz Allen Hamilton was contingently liable under open standby letters of credit and bank guarantees issued by its banks in favor of third parties that totaled $3 million and $4 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. As of both March 31, 2026 and 2025, approximately $1 million of these instruments reduced our available borrowings under the Credit Agreement. The remainder is guaranteed under a separate $3 million facility, of which $1 million and less than a million were available to the Company at March 31, 2026 and 2025, respectively. See Note 18, “Commitments and Contingencies,” to our consolidated financial statements contained within this Annual Report on Form 10-K for further information.

The Company occasionally borrows under the Credit Agreement’s revolving credit facility for our working capital needs. There were no borrowings during the fiscal year ended March 31, 2026, and during the fourth quarter of fiscal 2025, we borrowed $200 million on this revolving credit facility, which was subsequently repaid with the proceeds from our latest offering of Senior Notes in the same quarter. As of March 31, 2026 and March 31, 2025, respectively, there was no outstanding balance on the Revolving Credit Facility. See Note 10, “Debt,” to the consolidated financial statements contained within our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 for further information about our latest offering of Senior Notes that was completed in fiscal 2025.
Commitments and Contingencies
We are subject to a number of reviews, investigations, claims, lawsuits, and other uncertainties related to our business. For a discussion of these items, refer to Note 18, “Commitments and Contingencies,” to our consolidated financial statements.
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
The tables below present the summarized financial information as combined for the Company and Booz Allen Hamilton as of March 31, 2026, after the elimination of intercompany transactions and balances between the Company and Booz Allen Hamilton and excluding the subsidiaries of both entities that are not issuers or guarantors of the Senior Notes due 2033 and Senior Notes due 2035, including earnings from and investments in these entities. The summarized financial information is provided in accordance with the reporting requirements of Rule 13-01 under Regulation S-X and is not intended to present our financial position or results of operations in accordance with GAAP.
Summarized Statements of Financial Condition

(in millions)	March 31, 2026
Intercompany receivables from non-guarantor subsidiaries	$32
Total other current assets	$2,921
Goodwill and intangible assets, net of accumulated amortization	$1,501
Total other non-current assets	$1,134
Intercompany payables to non-guarantor subsidiaries	$102
Total other current liabilities	$1,645
Long-term debt, net of current portion	$3,921
Total other non-current liabilities	$423
Summarized Statement of Operations

(in millions)	Fiscal Year Ended March 31, 2026
Revenue	$11,115
Revenue from non-guarantor subsidiaries	$18
Operating income	$1,090
Operating loss from non-guarantor subsidiaries	$(106)
Net income	$782
Net income attributable to the Obligor Group	$782
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

Our exposure to market risk for changes in interest rates related to our outstanding debt will impact our Senior Credit Facility. The interest expense associated with our term loans and any loans outstanding under our Revolving Credit Facility will vary with market rates. A hypothetical interest rate increase of 25 basis points would have increased interest expense related to the outstanding term facilities under our Senior Credit Facility by approximately $3 million in fiscal 2026 and $2 million in fiscal 2025, and likewise decreased our income and cash flows.
As of March 31, 2026 and 2025, we had $728 million and $885 million, respectively, in cash and cash equivalents. As of March 31, 2026 and 2025 the interest income as a percentage of average monthly balance sheet cash was approximately 4% and 3%, respectively. A hypothetical decrease in market interest rates of 25 basis points would have decreased interest income on our cash and cash equivalents by approximately $2 million in fiscal 2026 and $1 million fiscal 2025, and likewise decreased our income and cash flows.
Pursuant to our interest rate risk management strategies, we use interest rate cash flow hedges to add stability to our incurrence of interest rate expense and to manage our exposure to related interest rate movement. As of March 31, 2026, we had effective interest rate swaps with an aggregate notional amount of $350 million. These derivative instruments hedge the variability of cash outflows for interest payments on our variable rate debt and are recorded at fair value on our consolidated balance sheet. See Note 11, “Derivatives,” to the consolidated financial statements contained within this Annual Report on Form 10-K for further discussion. As of March 31, 2026, a 25 basis point increase in interest rates would increase the fair value of our interest rate swaps by approximately $1 million and a 25 basis point decrease in interest rates would decrease the fair value of our interest rate swaps by approximately $1 million.
We maintain a Rabbi trust to provide for the payment of benefits under our non-qualified deferred compensation plan. As of March 31, 2026, fund assets totaled $40 million which include mutual fund investments that are subject to fluctuations in market prices and interest rates. Cash distributions made to plan participants are recognized as operating cash flows in the consolidated statement of cash flows and have the effect of lowering both fund assets and the corresponding fund liabilities on a one-for-one basis. Changes in fair value on fund liabilities offset the changes in fair value of fund assets, and changes in fair value on both fund assets and fund liabilities are recognized in earnings on our consolidated statements of operations. See Note 17, “Investments and Fair Value Measurements,” to the consolidated financial statements contained within this Annual Report on Form 10-K for further discussion.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Booz Allen Hamilton Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Booz Allen Hamilton Holding Corporation (the Company) as of March 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 22, 2026 expressed an unqualified opinion thereon.

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
As described in Note 2 to the consolidated financial statements, the Company generally recognizes revenue over time, as its contracts typically involve a continuous transfer of control to the customer. Many of its contracts recognize revenue under a cost-based input method and management estimates the total costs at completion of the performance obligations (EAC). Estimates of costs at completion can change over the contract performance period for a variety of reasons and, if significant, may impact the profitability of the Company’s contracts.

Auditing revenue recognition based on the cost-based input method for select contracts was complex due to the judgment involved in evaluating management’s estimates of the costs at completion, which include labor, material, and subcontractor costs. The estimates of costs at completion are based on management’s assessment of the progress towards completion of the performance obligations and other factors.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the controls related to the Company’s revenue recognition process, including controls over management’s review of the estimated costs at completion for the select contracts and management’s review that the data underlying the estimated costs at completion was complete and accurate.

To test the recognition of revenue under the cost-based input method for select contracts, our audit procedures included among others, agreeing key terms to contract documentation, comparing estimated costs to actual costs incurred to date, and obtaining an understanding of the Company’s progress on the contract.

Government Contracting Matters – Provision for Claimed Costs
Description of the Matter
As discussed in Note 18 to the consolidated financial statements, in the ordinary course of business, agencies of the U.S. government, including the Defense Contract Audit Agency (DCAA), audit the Company’s claimed costs and conduct inquiries and investigations of its business practices with respect to government contracts to determine whether the Company’s operations are conducted in accordance with relevant requirements. As of March 31, 2026, the Company had recorded liabilities for estimated adjustments to claimed costs based on its historical DCAA audit results (the provision for claimed costs) and the final resolution of audits with the Defense Contract Management Agency (DCMA).

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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s determination of the liabilities recorded for certain matters included in the provision for claimed costs. For example, we tested controls over the application of the available historical information from the resolution of audits and communications from the DCAA and DCMA relevant to the estimates.

We also performed audit procedures that included, among others, testing the clerical accuracy of the estimates and testing the application of the available historical information from the resolution of audits and communications from the DCAA and DCMA that were relevant to the estimates.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2006
Tysons, Virginia
May 22, 2026

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2026	March 31, 2025
	(Amounts in millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$728	$885
Accounts receivable, net	2,063	2,271
Prepaid expenses and other current assets	170	157
Total current assets	2,961	3,313
Property and equipment, net of accumulated depreciation	171	177
Operating lease right-of-use assets	147	178
Intangible assets, net of accumulated amortization	509	563
Goodwill	2,399	2,405
Deferred tax assets	294	332
Other long-term assets	637	344
Total assets	$7,118	$7,312
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$19	$83
Accounts payable and other accrued expenses	909	987
Accrued compensation and benefits	641	702
Operating lease liabilities	43	41
Other current liabilities	51	33
Total current liabilities	1,663	1,846
Long-term debt, net of current portion	3,921	3,915
Operating lease liabilities, net of current portion	139	180
Other long-term liabilities	290	368
Total liabilities	6,013	6,309
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock, Class A - $0.01 par value - 600,000,000 shares authorized; 169,805,201 shares and 168,522,544 shares issued at March 31, 2026 and March 31, 2025, respectively; 120,341,320 shares and 124,879,004 shares outstanding at March 31, 2026 and March 31, 2025, respectively	2	2
Treasury stock, at cost - 49,463,881 and 43,643,540 shares at March 31, 2026 and March 31, 2025, respectively	(3,673)	(3,082)
Additional paid-in capital	1,155	1,042
Retained earnings	3,644	3,070
Accumulated other comprehensive loss	(23)	(29)
Total stockholders’ equity	1,105	1,003
Total liabilities and stockholders’ equity	$7,118	$7,312

The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
	2026	2025	2024
	(Amounts in millions, except per share data)
Revenue	$11,217	$11,980	$10,662
Operating costs and expenses:
Cost of revenue	5,305	5,419	4,921
Billable expenses	3,450	3,780	3,282
General and administrative expenses	1,266	1,246	1,281
Depreciation and amortization	163	165	164
Total operating costs and expenses	10,184	10,610	9,648
Operating income	1,033	1,370	1,014
Interest expense, net	(184)	(168)	(147)
Other income (expense)	13	17	(13)
Income before income taxes	862	1,219	854
Income tax expense	11	284	248
Net income	$851	$935	$606
Earnings per share of common stock (Note 4):
Basic	$6.92	$7.28	$4.61
Diluted	$6.90	$7.25	$4.59

The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended March 31,
	2026	2025	2024
	(Amounts in millions)
Net income	$851	$935	$606
Other comprehensive income, net of tax:
Change in unrealized loss on derivatives designated as cash flow hedges	—	(9)	(2)
Change in postretirement plan costs	6	(30)	(18)
Total other comprehensive income (loss), net of tax	6	(39)	(20)
Comprehensive income	857	896	586

The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
	2026	2025	2024
	(Amounts in millions)
Cash flows from operating activities
Net income	$851	$935	$606
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	163	165	164
Noncash lease expense	51	50	54
Stock-based compensation expense	69	94	95
Deferred income taxes	35	(91)	(101)
Net (gain) loss on investments, dispositions, and other	(16)	(16)	15
Changes in assets and liabilities:
Accounts receivable, net	207	(206)	(270)
Income taxes receivable / payable	(11)	(31)	(11)
Prepaid expenses and other current and long-term assets	(43)	1	(10)
Accrued compensation and benefits	(60)	207	48
Accounts payable and other accrued expenses	(86)	(66)	(282)
Other current and long-term liabilities	(119)	(33)	(49)
Net cash provided by operating activities	1,041	1,009	259
Cash flows from investing activities
Purchases of property, equipment, and software	(90)	(98)	(67)
Proceeds from (payments for) business dispositions and acquisitions, net of cash acquired	22	(97)	—
Net payments for investments	(232)	(23)	(24)
Net cash used in investing activities	(300)	(218)	(91)
Cash flows from financing activities
Proceeds from issuance of common stock	45	38	44
Repurchases of common stock	(598)	(812)	(404)
Cash dividends paid	(276)	(268)	(254)
Proceeds from revolving credit facility	—	200	500
Repayments on revolving credit facility, term loans, and Senior Notes	(62)	(262)	(541)
(Payments for)/net proceeds from debt refinancing and issuance	(7)	644	636
Net cash used in financing activities	(898)	(460)	(19)
Net (decrease) increase in cash and cash equivalents	(157)	331	149
Cash and cash equivalents––beginning of year	885	554	405
Cash and cash equivalents––end of year	$728	$885	$554
Supplemental disclosures of cash flow information
Net cash paid during the period for:
Interest	$191	$186	$156
Supplemental disclosures of non-cash investing and financing activities
Share repurchases transacted but not settled and paid	$16	$22	$29
Unpaid property, equipment and software purchases	$8	$9	$16

The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in millions, except share data)	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2023	165,872,332	$2	(34,234,744)	$(1,860)	$769	$2,051	$30	$992
Issuance of common stock	1,194,324	—	—	—	29	—	—	29
Stock options exercised	335,612	—	—	—	16	—	—	16
Repurchase of common stock (1)	—	—	(3,524,401)	(418)	—	—	—	(418)
Net income	—	—	—	—	—	606	—	606
Other comprehensive income, net of tax	—	—	—	—	—	—	(20)	(20)
Dividends paid of $1.92 per share of common stock	—	—	—	—	—	(253)	—	(253)
Stock-based compensation expense	—	—	—	—	95	—	—	95
Balance at March 31, 2024	167,402,268	$2	(37,759,145)	$(2,278)	$909	$2,404	$10	$1,047
Issuance of common stock	1,022,351	—	—	—	34	—	—	34
Stock options exercised	97,925	—	—	—	5	—	—	5
Repurchase of common stock (1)	—	—	(5,884,395)	(804)	—	—	—	(804)
Net income	—	—	—	—	—	935	—	935
Other comprehensive income, net of tax	—	—	—	—	—	—	(39)	(39)
Dividends paid of $2.08 per share of common stock		—	—	—	—	(269)	—	(269)
Stock-based compensation expense	—	—	—	—	94	—	—	94
Balance at March 31, 2025	168,522,544	$2	(43,643,540)	$(3,082)	$1,042	$3,070	$(29)	$1,003
Issuance of common stock	1,123,700	—	—	—	34	—	—	34
Stock options exercised	158,957	—	—	—	10	—	—	10
Repurchase of common stock (1)	—	—	(5,820,341)	(591)	—	—	—	(591)
Net income	—	—	—	—	—	851	—	851
Other comprehensive income, net of tax	—	—	—	—	—	—	6	6
Dividends paid of $2.24 per share of common stock	—	—	—	—	—	(277)	—	(277)
Stock-based compensation expense	—	—	—	—	69	—	—	69
Balance at March 31, 2026	169,805,201	$2	(49,463,881)	$(3,673)	$1,155	$3,644	$(23)	$1,105
(1) During fiscal 2026, 2025, and 2024, the Company purchased 5.6 million, 5.6 million and 3.2 million shares, respectively, of the Company’s Class A Common Stock for $561 million, $764 million, and $373 million, respectively. Additionally, during fiscal 2026, 2025, and 2024, the Company repurchased shares for $30 million, $40 million and $45 million, respectively, to cover the minimum statutory taxes on repurchases and restricted stock units that vested on various dates during those years.

The accompanying notes are an integral part of these Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)

1. Business Overview
Our Business
Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or the Company, we, us, and our, was incorporated in Delaware in May 2008. We are an advanced technology company, building products and solutions for government and business. The Company is a leader at the forefront of the nation’s technology ecosystem, and invests in emerging technologies, talent, and new business models, including partnerships with leading technology companies, venture investments, and the development of military grade products. The Company is headquartered in McLean, Virginia, with approximately 31,500 employees as of March 31, 2026, and reports operating results and financial data in one reportable segment.
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
The Company uses the equity method to account for investments in limited partnerships with greater than minor influence or in entities that it does not control if it is otherwise able to exert significant influence over the entities' operating and financial policies. Equity investments in entities over which the Company does not have the ability to exercise significant influence and whose securities do not have a readily determinable fair value are carried at cost and are subject to fair value adjustments in certain circumstances (e.g., observable price changes or impairment).
The Company’s fiscal year ends on March 31 and unless otherwise noted, references to fiscal year or fiscal relate to fiscal years ended March 31. The accompanying consolidated financial statements present the financial position of the Company as of March 31, 2026 and 2025 and the Company’s results of operations for fiscal 2026, 2025, and 2024.
Certain amounts reported in the Company's prior year consolidated financial statements have been reclassified to conform to the current year presentation, including the reclassification of $26 million of interest income for fiscal 2024 from “Other income (loss), net” into “Interest expense, net” on the consolidated statement of operations. There are no changes to the Company’s financial position or results of operations as a result of this reclassification.
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

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
The Company considers a contract with a customer to exist under Accounting Standards Codification (“ASC”) No. 606 - Revenue from Contracts with Customers (“Topic 606”), when there is approval and commitment from both the Company and the customer, the rights of the parties and payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. The Company also will consider whether two or more contracts entered into with the same customer should be combined and accounted for as a single contract. Furthermore, in certain transactions, the Company may commence providing services prior to receiving a formal approval from the customer. In these situations, the Company will consider the factors noted above, the risks associated with commencing the work and legal enforceability in determining whether a contract with the customer exists under Topic 606.
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
Contract assets primarily consist of unbilled receivables typically resulting from revenue recognized exceeding the amount billed to the customer and right to payment is not just subject to the passage of time. Unbilled amounts represent revenues for which billings have not yet been presented to customers. These amounts are generally billed and collected within one year subject to various conditions including, without limitation, appropriated and available funding. Our customers generally pay our invoices within 30 days of the invoice date, although we experience a longer billing and collection cycle with our global commercial customers. Long-term unbilled receivables not anticipated to be billed and collected within one year, which are primarily related to retainage, holdbacks, and certain years’ long-term rate settlements to be billed at contract close-out, are included in other long-term assets in the accompanying consolidated balance sheets. Contract liabilities primarily consist of billings in excess of costs incurred and deferred revenue. Contract assets and liabilities are reported on a net contract basis at the end of each reporting period. The Company maintains an allowance for credit losses to provide for an estimate of uncollectible receivables.

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
Many of the Company’s fixed price contracts recognize revenue under a contract cost-based input method and require an Estimate-at-Completion (“EAC”), which management uses to review and monitor the progress towards the completion of its performance obligations. Management considers various inputs and assumptions related to the EAC, including, but not limited to, progress towards completion, labor costs and productivity, material and subcontractor costs, and identified risks. Estimating the total cost at completion of performance obligations is subjective and requires management to make assumptions about future activity and cost drivers under the contract. Changes in these estimates can occur for a variety of reasons and, if significant, may impact the profitability of the Company’s contracts. Changes in estimates related to contracts accounted for under EACs are recognized in the period when such changes are made on a cumulative catch-up basis. If the estimate of contract profitability indicates an anticipated loss on a contract, the Company recognizes the total loss at the time it is identified. For fiscal 2026, 2025 and 2024, the aggregate impact of adjustments in contract estimates was not material.

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

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
Intangible Assets
Intangible assets primarily consist of programs and contracts assets, channel relationships, the Company's trade name, customer relationships, software and other amortizable intangible assets. The Company capitalizes costs associated with developing internal-use computer software pertaining to upgrades in its business and financial systems. Programs and contract assets, channel relationships, and other amortizable intangible assets are generally amortized on an accelerated basis over the expected life based on projected future cash flows of approximately ten to fourteen years. Software purchased or developed for internal use is amortized over one to ten years. Intangible assets with finite lives are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company's trade name intangible asset is not amortized, but is tested for impairment on at least an annual basis as of January 1 and more frequently if interim indicators of impairment exist. The trade name is considered to be impaired if the carrying value exceeds its estimated fair value. The Company uses the relief from royalty method to estimate the fair value. The fair value of the asset is the present value of the license fees avoided by owning the asset, or the royalty savings. During the fiscal years ended March 31, 2026, 2025, and 2024, the Company did not record any impairment of intangible assets.
Goodwill
The Company assesses goodwill for impairment on at least an annual basis on January 1 unless interim indicators of impairment exist. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. The Company operates as a single operating segment and as a single reporting unit for the purpose of evaluating goodwill. As of January 1, 2026, the Company performed its annual impairment test of goodwill by comparing the fair value of the Company (based on market capitalization) to the carrying value of the Company's net equity, and concluded that the fair value of the reporting unit was significantly greater than the carrying amount. During the fiscal years ended March 31, 2026, 2025, and 2024, the Company did not record any impairment of goodwill.
Long-Lived Assets
The Company reviews its long-lived assets, including property and equipment, amortizable intangible assets, and right-of-use (“ROU”) assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for any excess of the carrying amount over the fair value of the asset. During the fiscal years ended March 31, 2026, 2025, and 2024, the Company did not record any material impairment charges.
Leases
At contract inception, the Company determines whether the contract is, or contains, a lease, which exists when the contract conveys the right to control the use of identified property or equipment for a period of time in exchange for consideration. Operating lease balances are included in operating lease ROU assets, operating lease liabilities, and operating lease liabilities, net of current portion in the Company’s consolidated balance sheet. Cash payments arising from operating leases are classified within operating activities in the consolidated statement of cash flows. As of March 31, 2026, the Company had no finance leases.
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
The Company elected the short-term lease policy election not to recognize ROU assets and lease liabilities for leases with an initial term of 12 months or less; lease expense from these leases is recognized on a straight-line basis over the lease term. For all material classes of leased assets, the Company elected to apply the practical expedient to not separate lease components from non-lease components, and instead account for both components as a single lease component. As of March 31, 2026, the Company did not have any lease agreements with residual value guarantees or material restrictions or covenants.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
Income Taxes
Income taxes are accounted for under the asset and liability method in accordance with ASC 740 - Accounting for Income Taxes. Deferred tax assets and liabilities are recorded to recognize the expected future tax benefits or costs of events that have been, or will be, reported in different years for financial statement purposes than for tax purposes. Deferred tax assets and liabilities are computed based on the difference between the consolidated financial statement carrying amount and tax basis of assets and liabilities using enacted tax rates and laws for the years in which these items are expected to reverse. If management determines that some portion or all of a deferred tax asset is not “more likely than not” to be realized, a valuation allowance is recorded as a component of the income tax provision to reduce the deferred tax asset to an appropriate level in that period. In determining the need for a valuation allowance, management considers all positive and negative evidence, including historical earnings, projected future taxable income, future reversals of existing taxable temporary differences, taxable income in prior carryback periods, and prudent, feasible tax-planning strategies. If it were to be determined that the Company would be able to realize its deferred income tax assets in the future in excess of its net recorded amount, or that the Company would no longer be able to realize its deferred income tax assets in the future as is currently recorded, the Company would make an adjustment to the valuation allowance which would decrease or increase the provision for income taxes.
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
Comprehensive Income
Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, and is presented in the consolidated statements of comprehensive income. Accumulated other comprehensive income as of March 31, 2026 and 2025 consisted of net unrealized gains or losses on the Company’s defined and postretirement benefit plans and unrealized gains or losses on interest rate swaps designated as cash flow hedges.
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
Defined Contribution Plan
The Company sponsors the Employees’ Capital Accumulation Plan (the “ECAP”), which is a qualified defined contribution plan that covers eligible U.S. and certain employees in foreign jurisdictions. ECAP provides for distributions to participants by reason of retirement, death, disability, or termination of employment. The Company provides an annual matching contribution of up to 6% of eligible annual compensation.
Defined Benefit Plans for Post Retirement Benefits
The Company provides postretirement healthcare benefits to former officers under a medical indemnity insurance plan, with premiums paid by the Company (the “Officer Medical Plan”), as well as two pension plans for retired officers.
The Company recognizes a liability on the consolidated balance sheets within other long-term liabilities for the defined benefit plans' underfunded status, measures the defined benefit plans' obligations that determine its funded status as of the end of the fiscal year, and recognizes the gains and losses and prior service costs and credits as a component of accumulated other comprehensive income for the changes in the defined benefit plans' funded status that are not recognized as components of net periodic benefit cost. The service cost component of net periodic benefit cost is included in cost of revenue and general and administrative expenses, and the non-service cost components of net periodic benefit cost (interest cost and net actuarial loss) are included as part of other income (expense), in the accompanying consolidated statements of operations.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
Self-Funded Medical Plans
The Company maintains self-funded medical insurance. Self-funded plans include a Preferred Provider Organization (PPO) and Consumer Driven Health Plans (CDHPs) with a Health Savings Account option and traditional choice plans. Further, self-funded plans also include prescription drug and dental benefits. The Company records an incurred but unreported claim liability in the accrued compensation and benefits line of the consolidated balance sheets for self-funded plans based on an actuarial valuation. The estimate of the incurred but unreported claim liability was provided by a third-party valuation firm, primarily based on claims and participant data for the medical, dental, and pharmacy related costs.
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
Investments in Variable Interest Entities and Other Investments
The Company invests in companies both directly and indirectly through venture capital funds that advance or develop new technologies applicable to its business. Each investment is evaluated for consolidation under the variable interest entities model and/or the voting interest model. The Company uses the equity method to account for investments in limited partnerships with greater than minor influence or in entities that it does not control if it is otherwise able to exert significant influence over the entities' operating and financial policies. Equity investments in entities over which the Company does not have the ability to exercise significant influence and whose securities do not have a readily determinable fair value are accounted for under the measurement alternative, where they are subject to fair value adjustments in certain circumstances (e.g. observable price changes or impairment). Realized and unrealized gains or losses on investments are reflected in other income/(expense), on our consolidated statements of operations and investment balances are recorded in other long-term assets on our consolidated balance sheets.
Recently Issued Accounting Pronouncements Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of disaggregated information about an entity’s effective tax rate reconciliation as well as information on income taxes paid by jurisdiction. The Company adopted this standard prospectively effective March 31, 2026. The adoption of this ASU affects only the Company’s disclosures, with no impacts to its financial condition or results of operations.
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
Other recent accounting pronouncements issued during fiscal 2026 and through the filing date that have not yet been adopted are not expected to have a material impact on the Company's present or historical consolidated financial statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
3. Revenue
For each of the fiscal years 2026, 2025, and 2024, approximately 98% of the Company’s revenue was generated from contracts with an agency or department of the U.S. government, including contracts where the Company performed either as a prime contractor or subcontractor, and regardless of the geographic location in which the work was performed.
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

Revenue by Contract Type:
	Fiscal Year Ended March 31,
	2026		2025		2024
Cost-reimbursable	$6,587	59%	$6,865	57%	$5,874	55%
Time-and-materials	2,492	22%	2,707	23%	2,530	24%
Fixed-price	2,138	19%	2,408	20%	2,258	21%
Total Revenue	$11,217	100%	$11,980	100%	$10,662	100%

Revenue by Customer Type (1):
	Fiscal Year Ended March 31,
	2026		2025		2024
Defense Customers	$6,069	54%	$5,943	49%	$5,061	47%
Intelligence Customers	1,900	17%	1,867	16%	1,763	17%
National Security Customers	$7,969	71%	$7,810	65%	$6,824	64%
Civil and Commercial Customers	3,248	29%	4,170	35%	3,838	36%
Total Revenue	$11,217	100%	$11,980	100%	$10,662	100%
(1) Customer type is based on public market as determined by government agency mapping.

Revenue by Whether the Company Acts as Prime Contractor or a Subcontractor:
	Fiscal Year Ended March 31,
	2026		2025		2024
Prime Contractor	$10,513	94%	$11,397	95%	$10,143	95%
Subcontractor	704	6%	583	5%	519	5%
Total Revenue	$11,217	100%	$11,980	100%	$10,662	100%
Performance Obligations
As of March 31, 2026 and 2025, the Company had $10.7 billion and $9.5 billion of remaining performance obligations, respectively. We expect to recognize approximately 65% of the remaining performance obligations as of March 31, 2026 as revenue over the next 12 months, and approximately 75% over the next 24 months. The remainder is expected to be recognized thereafter.
Contract Balances
The following table summarizes the contract assets and liabilities, and accounts receivable, net of allowance recognized on the Company’s consolidated balance sheets:

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)

	March 31,
	2026	2025
Current assets:
Accounts receivable–billed	$555	$781
Accounts receivable–unbilled (contract assets)	1,509	1,491
Allowance for credit losses	(1)	(1)
Accounts receivable, net	2,063	2,271
Other long-term assets:
Accounts receivable–unbilled (contract assets)	58	58
Total accounts receivable, net	$2,121	$2,329
Other current liabilities
Advance payments, billings in excess of costs incurred and deferred revenue (contract liabilities)	$28	$18
To determine revenue recognized from contract liabilities during the reporting periods, the Company allocates revenue recognized during the period to the beginning balances of individual contract liabilities first, until the revenue exceeds the liability balances. For fiscal 2026, 2025 and 2024, we recognized revenue of $14 million, $12 million and $17 million, respectively, related to our contract liabilities on April 1, 2025, 2024 and 2023, respectively.
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
The Company currently has outstanding shares of Class A Common Stock. Holders of unvested Class A Restricted Common Stock are entitled to participate in non-forfeitable dividends or other distributions (“participating securities”). These unvested restricted shares participated in the Company's dividends declared and paid in each quarter of fiscal 2026, 2025, and 2024. As such, EPS is calculated using the two-class method whereby earnings are reduced by distributed earnings as well as any available undistributed earnings allocable to holders of these unvested restricted shares. A reconciliation of the income used to compute basic and diluted EPS for the periods presented are as follows:

	Fiscal Year Ended March 31,
	2026	2025	2024
Numerator: (1)
Earnings for basic computations	$845	$930	$601
Earnings for diluted computations	$845	$930	$601
Denominator:
Weighted-average common stock shares outstanding, basic	122,071,669	127,763,166	130,366,501
Dilutive stock options and restricted stock	303,482	527,251	449,402
Weighted-average common stock shares outstanding, diluted (2)	122,375,151	128,290,417	130,815,903
Earnings per share of common share:
Basic	$6.92	$7.28	$4.61
Diluted (2)	$6.90	$7.25	$4.59
(1) The difference between earnings for basic and diluted computations and net income presented on the consolidated statements of operations is due to undistributed earnings and dividends allocated to the participating securities. During fiscal 2026, 2025, and 2024, respectively, approximately 0.9 million, 0.7 million, and 1.1 million shares of participating securities were paid dividends totaling $2 million, $1 million, and $2 million, respectively. There were undistributed earnings of $4 million in both fiscal 2026 and 2025, and $3 million in fiscal 2024, allocated to the participating class of securities in both basic and diluted earnings per share of common stock.
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
Divestitures
Sale of Contracts
On November 30, 2025, the Company completed a transaction for the sale of a group of contracts, as well as the assets and liabilities associated with those contracts and the workforce that provides services under those contracts. As a result of this transaction, during fiscal 2026 the Company recognized a pre-tax net gain of $6 million, inclusive of working capital adjustments, which is reflected in other income (expense) on the consolidated statements of operations. The consideration for the sale is subject to customary working capital adjustments and contingent consideration, which may impact the amount of the gain ultimately recognized.
6. Goodwill and Intangible Assets
Goodwill
Goodwill was $2,399 million and $2,405 million as of March 31, 2026 and March 31, 2025, respectively. The $6 million decrease in the carrying amount of goodwill was attributable to the Company's sale of contracts in the third quarter of fiscal 2026.
Intangible Assets
Intangible assets consisted of the following:

	March 31, 2026			March 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer contracts and related customer relationships	$619	$365	$254	$619	$305	$314
Software	202	137	65	168	109	59
Total amortizable intangible assets	$821	$502	$319	$787	$414	$373
Unamortizable intangible assets:
Trade name	$190	$—	$190	$190	$—	$190
Total	$1,011	$502	$509	$977	$414	$563
Amortization expense for fiscal 2026, 2025, and 2024 was $95 million, $95 million, and $93 million, respectively.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
The following table summarizes the estimated annual amortization expense for future periods:

For the Fiscal Year Ended March 31,
2027	$81
2028	65
2029	53
2030	42
2031	35
Thereafter	43
Total estimated amortization expense	$319
7. Property and Equipment, Net
The components of property and equipment, net were as follows:

	March 31,
	2026	2025
Furniture and equipment	$124	$113
Computer equipment	102	109
Leasehold improvements	263	236
Total	489	458
Less: Accumulated depreciation and amortization	(318)	(281)
Property and equipment, net	$171	$177
Depreciation expense relating to property and equipment was $38 million for fiscal 2026 and $41 million for both fiscal 2025 and 2024. Amortization expense related to leasehold improvements was $30 million for both fiscal 2026 and 2024, and $29 million for fiscal 2025. During fiscal 2026 and 2025, the Company reduced the gross cost and accumulated depreciation and amortization by $32 million and $90 million, respectively, for zero net book value assets deemed no longer in service.
8. Accounts Payable and Other Accrued Expenses
Accounts payable and other accrued expenses consisted of the following:

	March 31,
	2026	2025
Vendor payables	$594	$693
Provision for claimed costs	248	245
Accrued interest	32	16
Accrued expenses	35	33
Total accounts payable and other accrued expenses	$909	$987
See Note 18, “Commitments and Contingencies,” to the consolidated financial statements for information on the Company’s provision for claimed costs.
9. Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following:

	March 31,
	2026	2025
Accrued payroll	$289	$328
Accrued retirement	77	85
Accrued paid time off	222	242
Other	53	47
Total accrued compensation and benefits	$641	$702

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
10. Debt
Debt consisted of the following on the dates below:

		March 31, 2026		March 31, 2025
	Maturity	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Term Loan A-1	9/7/2027	5.018%	$714	5.675%	$1,526
Term Loan A-2	2/27/2031	4.923%	750	—%	—
Senior Notes due 2028	9/1/2028	3.875%	700	3.875%	700
Senior Notes due 2029	7/1/2029	4.000%	500	4.000%	500
Senior Notes due 2033	8/4/2033	5.950%	650	5.950%	650
Senior Notes due 2035	4/15/2035	5.950%	650	5.950%	650
Less: Unamortized debt issuance costs and discount on debt			(24)		(28)
Total			3,940		3,998
Less: Current portion of long-term debt			(19)		(83)
Long-term debt, net of current portion			$3,921		$3,915
Credit Agreement
Booz Allen Hamilton Inc., a wholly owned subsidiary of Booz Allen Hamilton Holding Corporation, as borrower, and Booz Allen Hamilton Holding Corporation, as guarantor, are parties to a Credit Agreement dated as of July 31, 2012, as amended, which as of March 31, 2026, provides the Company with facility term loans of $1,464 million and a $1,500 million revolving credit facility, with a sub-limit for letters of credit of $200 million.
On February 27, 2026 (the “Eleventh Amendment Effective Date”), the eleventh amendment to the Credit Agreement (the “Eleventh Amendment”), dated as of July 31, 2012 (as amended prior to the Eleventh Amendment Effective Date, the “Existing Credit Agreement” and, as amended by the Eleventh Amendment, the “Credit Agreement”) among Booz Allen Hamilton Inc., as borrower, and Booz Allen Hamilton Holding Corporation as guarantor, with Bank of America, N.A., as administrative agent and the lenders from time to time party thereto, provided for a refinancing and modification of the credit facilities, including the amendments set forth in the sections below.
In addition, pursuant to the Eleventh Amendment, certain other amendments to the Existing Credit Agreement were made, including amendments to certain negative covenants in the Existing Credit Agreement to (amongst other things): (i) increase the size of certain baskets that permit the incurrence of additional indebtedness and related liens and (ii) expand the Company’s ability to make dividends, equity repurchases and other distributions, in each case subject to specified conditions (including compliance with the applicable financial covenant and the absence of a continuing default).
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. In connection with Booz Allen Hamilton obtaining investment grade ratings from both Moody's and S&P, certain activities previously restricted by certain negative covenants are permitted subject to pro forma compliance with the financial covenants and no events of default having occurred or are continuing. In addition, Booz Allen Hamilton is required to meet certain financial covenants at each quarter end, namely the Consolidated Net Total Leverage Ratio. As of March 31, 2026 and March 31, 2025, Booz Allen Hamilton was in compliance with all financial covenants associated with its debt.
Borrowings under the Credit Agreement incur interest at a variable rate. As of March 31, 2026, Booz Allen Hamilton had interest rate swaps with an aggregate notional amount of $350 million. These instruments hedge the variability of cash outflows for interest payments on these variable rate facilities. The Company's objectives in using cash flow hedges are to reduce volatility due to interest rate movements and to add stability to interest expense (see Note 11, “Derivatives,” to the consolidated financial statements for additional information about these interest rate swaps).
Term Loans
Prior to the Eleventh Amendment Effective Date, approximately $1,464 million of tranche A term loans (the “Term Loan A-1”) were outstanding under the Existing Credit Agreement. Pursuant to the Eleventh Amendment, certain lenders made term loans under a new tranche of term loans (the “Term Loan A-2”) with a maturity of February 27, 2031 under which the Company borrowed an aggregate principal amount of $750 million. The proceeds of such borrowings under Term Loan A-2 were used to repay $750 million of the aggregate principal outstanding under the Term Loan A-1.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
The terms of the remaining Term Loan A-1 debt remain unchanged and it is still governed under the Tenth Amendment to the Existing Credit Agreement (the “Tenth Amendment”), entered into on July 27, 2023. Pursuant to the Tenth Amendment, the rate at which Term Loan A-1 bears interest is based either on Term SOFR (subject to a 0.10% adjustment and a floor of zero) for the applicable interest period or a base rate (equal to the highest of (i) the administrative agent’s prime corporate rate, (ii) the overnight federal funds rate plus 0.50% and (iii) three-month Term SOFR (subject to a 0.10% adjustment and a floor of zero) plus 1.00%), in each case plus an applicable margin, payable at the end of the applicable interest period and in any event at least quarterly. The applicable margin for Term Loan A-1 ranges from 1.00% to 2.00% for Term SOFR loans and zero to 1.00% for base rate loans, in each case based on the lower of (i) the applicable rate per annum determined pursuant to a consolidated total net leverage ratio grid and (ii) the applicable rate per annum determined pursuant to a ratings grid. Term Loan A-1 amortizes in consecutive quarterly installments in an amount equal to 1.25% of the stated principal amount of Term Loan A-1 and the remaining balance of Term Loan A-1 is payable upon maturity.
Pursuant to the Eleventh Amendment, the rate at which Term Loan A-2 and the Revolving Credit facility bears interest is based either on Term SOFR for the applicable interest period or a base rate (equal to the highest of (i) the administrative agent’s prime corporate rate, (ii) the overnight federal funds rate plus 0.50% and (iii) three-month Term SOFR (subject to a floor of zero) plus 1.00%, in each case plus an applicable margin, payable at the end of the applicable interest period and in any event at least quarterly. The applicable margin for Term Loan A-2 and the Revolving Credit facility ranges from 1.00% to 1.63% for Term SOFR loans and zero to 0.63% for base rate loans, in each case based on the lower of (i) the applicable rate per annum determined pursuant to a consolidated total net leverage ratio grid and (ii) the applicable rate per annum determined pursuant to a ratings grid. Unused New Revolving Commitments are subject to a quarterly fee ranging from 0.10% to 0.25% based on the lower of (i) the applicable fee rate per annum determined pursuant to a consolidated total net leverage ratio grid and (ii) the applicable fee rate per annum determined pursuant to a ratings grid. Term Loan A-2 amortizes in consecutive quarterly installments in an amount equal to 0.625% of the stated principal amount for the first two years after funding, and 1.25% of the stated principal amount thereafter and the remaining balance of the Term Loan A-2 is payable upon maturity.
Revolving Credit Facility
Prior to the Eleventh Amendment Effective Date, the Existing Credit Agreement provided for $1.0 billion of revolving commitments (the “Existing Revolving Commitments”). Pursuant to the Eleventh Amendment, the Existing Revolving Commitments were replaced in full with new revolving commitments and then increased by $500 million, resulting in aggregate revolving commitments under the Credit Agreement (the “Revolving Credit Facility”) of $1.5 billion, treated as a single revolving tranche with a maturity of February 27, 2031. The Revolving Credit Facility is expected to be used for general corporate purposes, including working capital as needed.
While the Company occasionally borrows under the Revolving Credit Facility for our working capital needs, there were no borrowings during the fiscal year ended March 31, 2026. During the fourth quarter of fiscal 2025, the Company borrowed $200 million under the Revolving Credit Facility for our working capital needs, which was subsequently repaid with the proceeds from the bond offering in the same quarter. As of March 31, 2026 and March 31, 2025, respectively, there was no outstanding balance on the Revolving Credit Facility.
Booz Allen Hamilton has also agreed to pay customary letter of credit and agency fees.
Senior Notes
The following table summarizes additional material terms of the senior notes issued by Booz Allen Hamilton as of March 31, 2026:

	Indenture Date	Principal (in millions)	Interest Payable	Issuance Costs (in millions)
Senior Notes due 2028	8/24/2020	$700	March and September 1	$9
Senior Notes due 2029	6/17/2021	$500	July and January 1	$7
Senior Notes due 2033	8/4/2023	$650	February and August 4	$12
Senior Notes due 2035	3/14/2025	$650	April and October 15	$6
Total Senior Notes		$2,500

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
The Senior Notes due 2035 and 2033 are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Booz Allen Hamilton Holding Corporation and rank equally and ratably in right of payment with all of Booz Allen Hamilton’s and Booz Allen Hamilton Holding Corporation’s other unsecured and unsubordinated indebtedness outstanding from time to time, pursuant to the relevant indenture. The Senior Notes due 2029 and 2028 are unsecured and are guaranteed by certain subsidiaries of Booz Allen Hamilton and rank equally in right of payment with all of Booz Allen Hamilton’s and the respective subsidiary guarantors’ existing and future senior indebtedness and rank senior in right of payment to any of Booz Allen Hamilton’s future subordinated indebtedness, pursuant to the relevant indenture. We refer to the Senior Notes due 2028, Senior Notes due 2029, Senior Notes due 2033 and Senior Notes due 2035 together, as the “Senior Notes” herein.
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
The Senior Notes are generally subject to redemption, in whole or in part, at Booz Allen Hamilton’s option, in whole or in part, at any time and from time to time, at the redemption prices specified in their respective indenture and outlined below:

	Optional Redemption Date	Redemption Price
Senior Notes due 2028	present - 8/31/2025	100.969% of the principal amount being redeemed*
	9/1/2025 - maturity	100% of the principal amount being redeemed*
Senior Notes due 2029	present - 6/30/2025	102% of the principal amount being redeemed*
	7/1/2025 - 6/30/2026	101% of the principal amount being redeemed*
	7/1/2026 - maturity	100% of the principal amount being redeemed*
Senior Notes due 2033	present - 5/3/2033	The greater of 1) the present value of the remaining payments plus 100% of the principal being redeemed, less accrued interest and 2) 100% of the principal amount being redeemed*
	5/4/2033 - maturity	100% of the principal amount being redeemed*
Senior Notes due 2035	present - 1/14/2035	The greater of 1) the present value of the remaining payments plus 100% of the principal being redeemed, less accrued interest and 2) 100% of the principal amount being redeemed*
	1/15/2035 - maturity	100% of the principal amount being redeemed *
*plus any unpaid interest
Scheduled Maturities and Interest Expense
The following table summarizes required future debt repayments:

	Payments Due By March 31,
	Total	2027	2028	2029	2030	2031	Thereafter
Term Loan A-1	$714	$—	$714	$—	$—	$—	$—
Term Loan A-2	750	19	18	37	38	638	—
Senior Notes due 2028	700	—	—	700	—	—	—
Senior Notes due 2029	500	—	—	—	500	—	—
Senior Notes due 2033	650	—	—	—	—	—	650
Senior Notes due 2035	650	—	—	—	—	—	650
Interest on indebtedness	1,017	198	176	146	120	106	271
Total	$4,981	$217	$908	$883	$658	$744	$1,571

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
Interest expense consisted of the following:

	Fiscal Year Ended March 31,
	2026	2025	2024
Term Loan A-1	$83	$100	$108
Term Loan A-2	—	—	—
Revolving Credit Facility	—	1	1
Senior Notes	125	88	73
Amortization of Debt Issuance Cost (DIC) and Original Issue Discount (OID) (1)	5	6	5
Interest Rate Swaps	(1)	(10)	(15)
Other	—	1	1
Total Interest Expense	$212	$186	$173
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
11. Derivatives
The Company utilizes interest rate swaps to manage interest rate risk related to its variable rate debt. The Company’s objectives in using these interest rate swaps, which were designated as cash flow hedges, are to manage its exposure to interest rate movements and reduce volatility of interest expense. The Company’s outstanding interest rate swaps have a total notional amount of $350 million as of March 31, 2026 and mature from June 30, 2026 to June 30, 2027. The variable-to-fixed interest rate swaps effectively convert a portion of the variable rate debt into fixed interest rate debt.
The changes in the fair value of the Company’s interest rate swaps are recorded in Accumulated Other Comprehensive Income (Loss) (“AOCI”), net of taxes, and are subsequently reclassified into interest expense, net in the period that the hedged forecasted interest payments are made on the Company's variable-rate debt. See Note 10, “Debt,” to the consolidated financial statements for additional information on interest payments related to the interest rate swaps, and Note 17, “Investments and Fair Value Measurements,” to the consolidated financial statements for additional information on the fair values and location of the interest rate swaps on the consolidated balance sheets.
Over the next 12 months, the Company estimates that $1 million will be reclassified as an increase to interest expense. Cash flows associated with periodic settlements of interest rate swaps are classified as operating activities in the consolidated statement of cash flows.
The Company is subject to counterparty risk in connection with its interest rate swap contracts. Credit risk related to a derivative financial instrument represents the possibility that the counterparty will not fulfill the terms of the contract. The Company mitigates this credit risk by entering into agreements with credit-worthy counterparties and regularly reviews its credit exposure and the creditworthiness of the counterparties.
12. Leases
The Company's leases are generally for facilities and office space. The Company’s total lease cost is recorded primarily within general and administrative expenses on the consolidated statement of operations and consisted of the following:

	Fiscal Year Ended March 31,
	2026	2025	2024
Operating lease cost	$61	$64	$64
Short-term lease cost	1	1	1
Variable lease cost	13	14	13
Total operating lease costs	$75	$79	$78

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
Future minimum operating lease payments for noncancelable operating leases as of March 31, 2026 are as follows:

For the Fiscal Year Ending March 31,	Operating Lease Payments
2027	$62
2028	53
2029	35
2030	29
2031	24
Thereafter	9
Total future lease payments	212
Less: imputed interest	(30)
Total lease liabilities	$182
Supplemental cash flow information related to leases was as follows:

	Fiscal Year Ended March 31,
	2026	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$67	$71	$76
Operating lease liabilities arising from obtaining ROU assets (1)	$21	$54	$40
(1) Includes all noncash increases and decreases arising from new or remeasured operating lease arrangements
Other information related to leases was as follows:

	March 31,
	2026	2025
Weighted average remaining lease term (in years)	3.9	4.3
Weighted average discount rate	5%	5%
Leases Not Yet Commenced
On November 12, 2025, the Company entered into two 15-year lease agreements for corporate office space in Reston, Virginia that have not yet commenced as of March 31, 2026. The Company plans to relocate its headquarters to the office space in the fall of 2027, dependent upon the timing of the completion of various tenant improvements. Under these lease agreements, which were entered into by Booz Allen Hamilton and are guaranteed by the Company, the estimated total undiscounted base lease payments are $222 million and the agreements provide for up to $57 million in tenant improvement allowances.
13. Income Taxes
Income Tax Provision
The components of income tax expense were as follows:

	Fiscal Year Ended March 31,
	2026	2025	2024
Current
U.S. Federal	$(94)	$280	$229
State and local	67	90	117
Foreign	3	5	3
Total current	(24)	375	349
Deferred
U.S. Federal	61	(73)	(94)
State and local	(26)	(18)	(6)
Foreign	—	—	(1)
Total deferred	35	(91)	(101)
Total income tax expense	$11	$284	$248

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
Reconciliation of Effective Income Tax Rate
As discussed in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements, the Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, prospectively as of March 31, 2026. Differences between the effective income tax rate and the statutory U.S. federal income tax rate are as follows:

	2026
	Amount	Rate
Income tax expense computed at U.S. Federal statutory rate	$181	21.0%
State and local income taxes, net of federal income tax effect (1)	31	3.6%
Effect of Cross Border Taxation:
Foreign Derived Intangible Income (FDII)	(29)	(3.4)%
Other	(3)	(0.3)%
Research and development and other federal credits	(103)	(12.0)%
Nontaxable and non-deductible items	10	1.2%
Changes in uncertain tax positions	(80)	(9.3)%
Other adjustments	4	0.5%
Income tax expense at the effective income tax rate	$11	1.3%
(1) State taxes in Virginia and Maryland made up the majority (greater than 50%) of the tax effect in this category for fiscal 2026.
The reconciliation from federal income tax expense computed using the statutory federal income tax rate to federal income tax expense at our effective income tax rate, prior to the adoption of ASU 2023-09, is shown below for the comparative periods:

	2025	2024
Income tax expense computed at U.S. Federal statutory rate	$256	$179

Increases (reductions) resulting from:
State and local income taxes, net of federal income tax effect	55	85
Foreign income taxes, net of federal tax	—	(8)
Non-deductible expenses, including non-deductible penalties	7	5
Excess tax benefits from stock-based compensation	(6)	(10)
Research and development and other federal credits	(40)	(31)
Executive compensation - 162(m)	7	6
Foreign Derived Intangible Income (FDII)	(13)	(14)
Changes in uncertain tax positions (including indirect effects)	27	38
Other	(9)	(2)
Income tax expense at the effective income tax rate	$284	$248
Tax Receivables and Payables
The Company has both a current income tax receivable ($88 million classified as prepaid taxes) and an income tax payable ($10 million classified as other current liabilities) on its consolidated balance sheet as of March 31, 2026. In addition, as of March 31, 2026, the Company has $178 million classified as other long-term assets on its consolidated balance sheet related to the amended U.S. federal return refund claims for research and development tax credits and the carryback claim for the fiscal 2021 net operating loss.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
Cash paid for taxes
The amount of cash income taxes paid by the Company were as follows:

Fiscal Year Ended March 31,
2026
U.S. Federal	$—
State and local:
District of Columbia	24
Maryland	17
Virginia	37
All other states	20
Foreign	5
Total income taxes paid, net of refunds received	$103
Income tax payments, net of refunds received, were $379 million and $336 million for the years ended March 31, 2025 and 2024, respectively.
Deferred Income Taxes
The significant components of the Company’s deferred income tax assets and liabilities consisted of the following on the dates below:

	March 31,
	2026	2025
Deferred tax assets:
Accrued expenses	$68	$66
Deferred compensation	60	59
Stock-based compensation	12	12
Postretirement benefits	46	47
Net operating loss and other carryforwards	206	9
Research and development expenditures and indirect effects	98	335
State tax credits	45	1
Operating lease liabilities	52	62
Other	6	12
Total gross deferred tax assets	593	603
Less: valuation allowance	(10)	(9)
Total net deferred income tax assets	583	594
Deferred tax liabilities:
Unbilled receivables	(90)	(89)
Intangible assets	(112)	(100)
Property and equipment	(33)	(25)
Operating lease right-of-use assets	(38)	(46)
Other	(16)	(2)
Total deferred tax liabilities	(289)	(262)
Net deferred tax asset	$294	$332
In July 2025, the One Big Beautiful Bill Act (“OBBB”) was enacted, introducing significant amendments to the U.S. federal income tax code, including the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, restoration of favorable tax treatment for certain business provisions including the immediate expensing of domestic research and development expenditures, a change in the benefit of the research and development tax credit, restoration of full expensing for qualified machinery, equipment and other short-lived assets, as well as several modifications to international tax provisions. Certain provisions are effective for fiscal 2026 and the Company has recognized the income tax effects of those provisions herein, while other provisions are effective in future fiscal years.

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
Tax Credit, Loss and Other Carryforwards
As of March 31, 2026 and 2025, the Company had available federal, state, and foreign net operating loss (“NOL carryforwards”) of $206 million and $9 million, respectively, that may be applied against future taxable income. The federal net operating loss consists of $1 million attributable to an acquisition and will begin to expire in fiscal 2037 and $192 million generated in fiscal 2026 that do not expire. The Company recorded a partial valuation allowance against those federal, state and foreign net operating losses it believes will expire prior to utilization.
As of March 31, 2026 and 2025, the Company had tax credit carryforwards of $45 million and $1 million, respectively, that may be applied against future taxable income. These credits include $40 million of research and development and other credits that begin to expire in fiscal 2029, and the majority expire in fiscal 2046.
Uncertain Tax Positions
The Company maintains reserves for uncertain tax positions (“UTP”) related to unrecognized income tax benefits. These reserves involve judgment and estimation and are evaluated by management based on the best information available including changes in tax laws and other information. As of March 31, 2026, 2025, and 2024, the Company has recorded $75 million, $142 million, and $115 million, respectively, of reserves for UTPs which include potential tax benefits of $71 million, $125 million, and $104 million, respectively, that, when recognized, impact the effective tax rate. As of March 31, 2026 and 2025, $20 million and $3 million, respectively, of the reserve is reflected as a reduction to deferred taxes and the remaining balance is recorded as a component of other long-term liabilities in the consolidated balance sheet.
A reconciliation of the beginning and ending amount of potential tax benefits for the periods presented is as follows:

	March 31,
	2026	2025	2024
Beginning of year	$125	$104	$548
Increases in prior year position	21	4	41
Increases in current year position	17	17	13
Decreases in prior year position	(20)	—	(474)
Settlements with taxing authorities	(63)	—	(24)
Lapse of statute of limitations	(9)	—	—
End of year	$71	$125	$104
In addition to the unrecognized tax benefits noted above, the Company recognized accrued interest and penalties of $(16) million for fiscal 2026, and $7 million for both fiscal 2025 and 2024, related to the reserves for uncertain tax positions in the income tax provision. The total reserve for uncertain tax positions includes accrued penalties and interest of approximately $4 million, $20 million and $13 million at March 31, 2026, 2025, and 2024, respectively.
With respect to significant current year activity, the UTP reduction during fiscal 2026 is primarily related to an $86 million adjustment (including interest) from the completion of Internal Revenue Service (the “IRS”) examination procedures of the Company's amended federal income tax returns through fiscal year 2021 recorded in the first quarter. The Company also accrued $(24) million of interest income (net of tax effect) on the related long-term receivable for the refund requested in the amended returns. Due to the magnitude of the refund requested in the amended returns, the case will be referred to the Joint Committee on Taxation (the “JCT”) for further evaluation, as required by law for tax refunds or reductions exceeding $5 million. While the JCT has not yet reviewed this case, management does not anticipate that the resolution of this review will have a material adverse effect on the Company's financial position or results of operations.
During fiscal 2024, the Company reversed reserves for uncertain tax positions related to the required capitalization of research and development expenditures originally recorded in fiscal 2023, which was reversed in fiscal 2024 as a result of additional guidance provided by the IRS.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
The Company is subject to taxation in the United States and various state and foreign jurisdictions. As of March 31, 2026, the Company's tax years ended March 31, 2016 and forward are open and subject to examination by the federal tax authorities. The Company is currently under federal audit by the Internal Revenue Service (“IRS”) for fiscal years 2016, 2017 and 2019-2021. The other jurisdictions currently open or under examination are not considered to be material.
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
14. Employee Benefit Plans
Defined Contribution Plan
The total expense recognized under the ECAP for fiscal 2026, 2025, and 2024 was $226 million, $249 million, and $218 million, respectively, and the Company-paid contributions were $232 million, $240 million, and $213 million, respectively.
Defined Benefit Plans for Post Retirement Benefits
The weighted-average discount rate used to determine the year-end benefit obligation for the Officer Medical Plan were 5.85%, 5.55% and 5.20% for fiscal 2026, 2025, and 2024, respectively.
Assumed healthcare cost trend rates for the Officer Medical Plan at March 31 were as follows:

Pre-65 initial rate	2026	2025
Healthcare cost trend rate assumed for next year	8.10%	8.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2036	2034

Post-65 initial rate	2026	2025
Healthcare cost trend rate assumed for next year	9.20%	8.95%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2036	2034
The changes in the benefit obligation of the unfunded Officer Medical Plan were as follows:

	Fiscal Year Ended March 31,
	2026	2025	2024
Benefit obligation, beginning of the year (1)	$174	$127	$106
Service cost	7	6	5
Interest cost	10	6	5
Net actuarial (gain) loss	(3)	41	17
Benefits paid	(6)	(6)	(6)
Gain due to curtailment	(2)	—	—
Benefit obligation, end of the year (1)	$180	$174	$127
(1) The short term and long term portion of the Officer Medical Plan’s benefit obligation is included in accrued compensation and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.
The net actuarial gain related to the benefit obligation in fiscal 2026 was primarily driven by an increase in interest rates, partially offset by unfavorable changes in medical trends. The net actuarial loss related to the benefit obligation in fiscal 2025 was primarily due to unfavorable updates in estimated medical claims and medical inflation, partially offset by an increase in the discount rate. The net actuarial loss related to the benefit obligation in fiscal 2024 was primarily due to unfavorable updates in estimated medical claims, medical inflation, and demographic assumptions, partially offset by increases in discount rate.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
The expected future medical benefit payments and related contributions are as follows:

For the Fiscal Year Ending March 31,
2027	$8
2028	8
2029	9
2030	10
2031	11
2032 - 2036	64
Total	$110
15. Stockholders’ Equity
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
Share Repurchase Program
On December 12, 2011, the Board of Directors initially approved a share repurchase program, which was most recently increased by $500 million to $4,085 million on October 22, 2025. A special committee of the Board evaluates market conditions and other relevant factors and initiates repurchases under the program from time to time. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice. During fiscal 2026, the Company purchased 5.6 million shares of Class A Common Stock in a series of open market transactions for $561 million. During fiscal 2025, the Company purchased 5.6 million shares of Class A Common Stock in a series of open market transactions for $764 million. As of March 31, 2026, the Company had $684 million remaining under the share repurchase program.
Dividends
The following table summarizes the cash distributions recognized in the consolidated statement of cash flows:

	Fiscal Year Ended March 31,
	2026	2025	2024
Recurring dividends (1)	$276	$268	$254
(1) Amounts represent recurring quarterly dividends that were declared and paid for during each quarter of fiscal 2026, 2025, and 2024.
16. Stock-based Compensation
The following table summarizes stock-based compensation expense recognized in the consolidated statements of operations:

	Fiscal Year Ended March 31,
	2026	2025	2024
Cost of revenue	$27	$35	$44
General and administrative expenses	42	59	51
Total (1)	$69	$94	$95
(1) Tax benefits recognized from stock-based compensation were $12 million, $22 million, and $31 million for fiscal 2026, 2025, and 2024, respectively.

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
As of March 31, 2026 and 2025, there was $47 million and $68 million, respectively, of total unrecognized compensation cost related to unvested stock-based compensation agreements. The unrecognized compensation cost as of March 31, 2026 is expected to be fully amortized over the next five years. As of March 31, 2026 and 2025, absent the effect of forfeiture or acceleration of stock compensation cost for departures of employees, the weighted average period over which the cost is expected to be amortized (excluding any future awards) is 2.0 years and 1.7 years, respectively.
Equity Incentive Plan
Awards under the Company's Equity Incentive Plan (the “EIP”) may be made in the form of stock options; stock purchase rights; restricted stock; restricted stock units; performance shares; performance units; stock appreciation rights; deferred share units; dividend equivalents; and other stock-based awards. As of March 31, 2026 and 2025, there were 4.3 million and 5.1 million shares, respectively, available for future grants under the EIP.
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
As of both March 31, 2026 and 2025, 0.1 million options were unvested under the EIP, with a weighted average grant date fair value of $24.37 and $20.60, respectively. There were 0.5 million and 0.7 million EIP options outstanding as of March 31, 2026 and 2025, with a weighted average exercise price of $73.63 and $69.88, respectively.
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
Performance-based awards vest at the end of a three-year period, subject to certain specified financial performance criteria, the grantee's continued service through the period, and certification of final performance by the Compensation, Culture and People Committee of the Board of Directors. Certain performance-based awards included additional market conditions related to the Company’s total stockholder return relative to its peer group over the three-year performance period. The Company recognizes compensation expense for these performance-based awards with market conditions based on the grant-date fair value calculated using a Monte Carlo model. These awards are settled for Class A Common Stock and dividend equivalents. Compensation expense for performance-based awards during the performance period is estimated at each reporting date using management's expectation of the probable achievement of the specified performance criteria.
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

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
Grants of Class A Restricted Common Stock and Restricted Stock Units
During fiscal 2026, the Board of Directors granted an aggregate of 0.9 million Restricted Stock Units with service-based and performance-based vesting conditions to officers, vice presidents, and other employees and non-employees of the Company. The awards will vest based on the applicable vesting period for the specific award subject to the employees' continued employment with the Company. The Board also granted Class A Restricted Common Stock to members of the Board during fiscal 2026. These awards generally vest over one year.
The aggregate fair value of all awards issued during fiscal 2026 was $90 million and will be recognized in the accompanying consolidated statements of operations over the applicable vesting period of the awards. As permitted under the terms of the EIP, the Compensation, Culture and People Committee, as Administrator of the Plan, authorized the withholding of taxes not in excess of such amount as may be necessary to avoid liability award accounting, through the surrender of shares of Class A Common Stock issuable upon the vesting or accelerated vesting of Restricted Stock. As a result of these transactions, the Company repurchased 0.3 million shares and recorded them as treasury shares at a total cost of $25.5 million in fiscal 2026.
The following table summarizes unvested restricted stock activity for the periods presented:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested Restricted Stock Awards
Unvested at March 31, 2025	1,003,794	$120.89
Granted	860,646	104.11
Vested	735,591	106.04
Forfeited	168,292	121.39
Unvested at March 31, 2026 (1)	960,557	$117.14
(1) Unvested restricted stock includes 0.2 million shares of performance-based awards that completed the three-year performance period but remained unsettled at March 31, 2026, subject to the certification of final performance by the Compensation, Culture and People Committee of the Board of Directors.
The weighted average grant date fair value of restricted stock awards granted during fiscal 2026, 2025, and 2024 was $104.11, $151.85, and $98.94, respectively. The total grant date fair value of restricted stock shares vested during fiscal 2026, 2025, and 2024 was $78 million, $81 million, and $86 million, respectively.
Employee Stock Purchase Plan
The Company offers a tax qualified Employee Stock Purchase Plan (the “ESPP”) which is designed to enable eligible employees to periodically purchase shares of the Class A Common Stock at a five percent discount from the fair market value of the Class A Common Stock. The ESPP provides for quarterly offering periods. For the year ended March 31, 2026, 0.4 million shares of Class A Common Stock were purchased by employees under the ESPP. Since the program's inception, 4.4 million shares of the total 10.0 million shares available have been purchased by employees.
17. Investments and Fair Value Measurements
Investments
Our investments related to unconsolidated entities included in other long term assets of the Company’s consolidated balance sheets at March 31 were:

Investments	2026	2025
Equity method investments	$184	$5
Other investments	160	85
Total Investments	$344	$90
The net gains of our investments are not material to the consolidated financial statements for the periods presented.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
Equity Method Investments
During fiscal 2026, Booz Allen Hamilton Inc., a wholly owned subsidiary of the Company, committed to invest up to $400 million and $100 million, respectively, as a limited partner in two separate venture capital funds (the “Funds”), which are accounted for as equity method investments and considered related parties. The commitments are subject to capital calls to be funded over the Funds’ 10-year terms, which may be extended in accordance with the Funds’ governing documents. The Company funded a total investment of $178 million in the Funds in the fourth quarter, and believes that future capital calls will be concentrated in the earlier years of the Funds’ operation as the Funds execute on their expected investment strategy. As of March 31, 2026, the Company’s unfunded capital commitments as a limited partner in the Funds was $322 million.
Other Investments - Nonrecurring Fair Value Measurements
As of March 31, 2026 and 2025, the total of our investments that are accounted for at fair value on a non-recurring basis under the measurement alternative were $146 million and $85 million, respectively. While these assets are not measured at fair value on an ongoing basis, they are subject to fair value adjustments in certain circumstances (e.g., observable price changes or impairment).
Recurring Fair Value Measurements
The financial instruments measured at fair value on a recurring basis in the accompanying consolidated balance sheets consist of the following:

	March 31, 2026
	Level 1	Level 2	Total
Assets:
Money market funds	$307	$—	$307
Long term deferred compensation plan asset (2)	40	—	40
Total Assets	$347	$—	$347
Liabilities:
Current derivative instruments (1)	—	1	1
Long term deferred compensation plan liability (2)	40	—	40
Total Liabilities	$40	$1	$41

	March 31, 2025
	Level 1	Level 2	Total
Assets:
Money market funds	$802	$—	$802
Current derivative instruments (1)	—	1	1
Long term deferred compensation plan asset (2)	$35	$—	$35
Total Assets	$837	$1	$838
Liabilities:
Current derivative instruments (1)	$—	$1	$1
Long-term derivative instruments (1)	—	2	2
Long term deferred compensation plan liability (2)	35	—	35
Total liabilities	$35	$3	$38
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
The Company did not have any Level 3 assets or liabilities as of March 31, 2026 or 2025.
Cash and Cash Equivalents
As of March 31, 2026 and 2025, the Company's cash and cash equivalents presented on the accompanying consolidated balance sheets include the money market funds disclosed in the table above. As of both March 31, 2026 and 2025, the fair value of the Company’s cash and cash equivalents approximated its carrying value.
Long-term Debt
The Company's long-term debt is carried at amortized cost and fair value is presented quarterly for disclosure purposes. The estimated fair values of debt are determined using quoted prices or other market information obtained from recent trading activity of the debt in markets that are not active (Level 2 inputs). The fair value is corroborated by prices derived from the interest rate spreads of recently completed leveraged loan transactions of a similar credit profile, industry, and terms to that of the Company. The fair value of the Senior Notes are determined using quoted prices or other market information obtained from recent trading activity in the high-yield bond market (Level 2 inputs). The carrying amount and estimated fair value of debt consists of the following:

	March 31, 2026		March 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Term Loan A-1	$714	$712	$1,526	$1,521
Term Loan A-2	750	743	—	—
3.875% Senior Notes due 2028	700	680	700	666
4.000% Senior Notes due 2029	500	484	500	471
5.950% Senior Notes due 2033	650	663	650	651
5.950% Senior Notes due 2035	650	655	650	645
Total Debt	$3,964	$3,937	$4,026	$3,954
18. Commitments and Contingencies
Letters of Credit and Third-Party Guarantees
As of both March 31, 2026 and 2025, the Company was contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties that totaled $3 million and $4 million, respectively. These letters of credit and bank guarantees primarily support insurance and bid and performance obligations. At both March 31, 2026 and 2025, approximately $1 million of these instruments reduce the available borrowings under the Revolving Credit Facility. The remainder is guaranteed under a separate $3 million facility, of which $1 million and less than a million were available to the Company at March 31, 2026 and 2025, respectively.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
Litigation
Our performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws and regulations are subject to continuous audit, review, and investigation by the U.S. government, which may include such investigative techniques as subpoenas or civil investigative demands. Given the nature of our business, these audits, reviews, and investigations may focus, among other areas, on various aspects of procurement integrity, labor time reporting, sensitive and/or classified information access and control, executive compensation, and post-government employment restrictions. We are not always aware of our status in such matters, but we are currently aware of certain pending audits and investigations involving labor time reporting, procurement integrity, and classified information access. In addition, from time to time, we are also involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with customers and contractors, intellectual property disputes, and other business matters. These legal proceedings seek various remedies, including claims for monetary damages in varying amounts, none of which are considered material, or are unspecified as to amount. Although the outcome of any such matter is inherently uncertain and may be materially adverse, based on current information, we do not expect any of the currently ongoing audits, reviews, investigations, or litigation to have a material adverse effect on our financial condition and results of operations. As of both March 31, 2026 and 2025, there were no material amounts accrued in the consolidated financial statements related to these proceedings.
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
Management believes it has recorded the appropriate provision for claimed costs for any audit, inquiry, or investigation of which it is aware that may be subject to any reductions and/or penalties. As of March 31, 2026 and 2025, the Company had recorded liabilities (included in accounts payable and other accrued expenses) of approximately $248 million and $245 million, respectively, for estimated adjustments to claimed costs based on its historical DCAA audit results, including the final resolution of such audits with the Defense Contract Management Agency (“DCMA”), for claimed costs incurred subsequent to fiscal 2011.
19. Business Segment Information
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
20. Supplemental Consolidated Financial Information
Severance and Related Charges
The Company incurs costs related to employee severance and related charges including stock-based compensation, employee benefits, and payroll taxes related to employees terminated pursuant to cost management initiatives. The Company records these costs when it is probable that employees will be entitled to termination benefits and the amounts can be reasonably estimated.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
The Company recorded $61 million of severance and related charges in the fiscal year ended March 31, 2026 as a result of cost management initiatives and the restructuring of the Civil business in fiscal 2026, including the Company’s actions to reduce costs as a result of the slowed procurement and funding environment. These expenses are recorded in the consolidated statements of operations as follows:

Twelve Months Ended
March 31, 2026
Cost of revenue	$46
General and administrative expenses	15
Total severance and related charges	$61
21. Subsequent Events
Acquisition of Defy Security
On April 6, 2026, the Company acquired Defy Security as a wholly-owned subsidiary for $235 million subject to customary adjustments including net working capital. Defy Security will enable the Company to deliver end-to-end, tech-enabled cybersecurity solutions and products for U.S. and foreign customers.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Disclosure Controls and Procedures
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective as of March 31, 2026.
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
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2026. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 framework). Based on this assessment, management has concluded that, as of March 31, 2026, our internal control over financial reporting was effective.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Booz Allen Hamilton Holding Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Booz Allen Hamilton Holding Corporation’s internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Booz Allen Hamilton Holding Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2026, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2026, and the related notes and our report dated May 22, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tysons, Virginia
May 22, 2026

Item 9B.    Other Information.
Fiscal Year 2027 Compensation Adjustments
On May 19, 2026, the Compensation, Culture and People Committee (the “Committee”) of the Board of Directors of Booz Allen Hamilton Holding Corporation (the “Company”) approved for fiscal year 2027 certain changes to the target total direct compensation of certain named executive officers of the Company.
The target total direct compensation for Horacio D. Rozanski, Chief Executive Officer of the Company, was increased to $15,500,000, which reflects an increase of $2,000,000 in his long-term equity incentive.
The target total direct compensation for Kristine M. Anderson, President and Chief Operating Officer of the Company, was increased to $6,000,000, which reflects an increase of $325,000 in her target cash bonus and an increase of $2,000,000 in her long-term equity incentive.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Information related to our directors is set forth under the caption “Proposal 1: Election of Directors” of our Proxy Statement for our Annual Meeting of Stockholders scheduled for July 22, 2026 (the “2026 Proxy Statement”). Such information is incorporated herein by reference.
Information relating to our Executive Officers is included in Part I of this Annual Report under the caption “Information about our Executive Officers.”
Information relating to compliance with Section 16(a) of the Exchange Act, to the extent required, is set forth in our 2026 Proxy Statement. Such information is incorporated herein by reference.
Information related to our code of ethics is set forth under the caption “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2026 Proxy Statement. Such information is incorporated herein by reference.
Information related to our insider trading policy is set forth under the caption “Insider Trading Policy and Policy on Hedging, Short Sales, and Speculative Transactions” of our 2026 Proxy Statement. Such information is incorporated herein by reference.
Information relating to the Audit Committee required by Item 407(d)(4) of Regulation S-K and relating to Audit Committee and Board of Directors determinations concerning whether a member of the Audit Committee is a “financial expert” as that term is defined under Item 407(d)(5) of Regulation S-K is set forth under the caption “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2026 Proxy Statement. Such information is incorporated herein by reference.
Item 11.    Executive Compensation.
Information relating to this item is set forth under the captions “Compensation Discussion and Analysis,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” of our 2026 Proxy Statement. Such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plans
The following table presents information concerning the securities authorized for issuance pursuant to our equity compensation plans as of March 31, 2026:

Plan Category	(a) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by securityholders	1,460,296	(1)	$73.63	4,266,126
Equity compensation plans not approved by securityholders	—		N/A	—
Total	1,460,296	(1)	$73.63	4,266,126
(1)Column (a) includes: 946,327 shares that have been granted as restricted stock units (RSUs) and 513,969 shares granted as options under our equity compensation plans. The weighted average price in column (b) does not take into account shares issued pursuant to RSUs.
Information relating to the security ownership of certain beneficial owners and management is included in our 2026 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners” and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
Information relating to this item is set forth under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance and General Information Concerning the Board of Directors and its Committees” of our 2026 Proxy Statement. Such information is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services.
Information relating to this item is set forth under the caption “Independent Registered Public Accounting Firm Fees” of our 2026 Proxy Statement. Such information is incorporated herein by reference.
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

10.1†
2023 Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Appendix C to the Company's Definitive Proxy Statement on Schedule 14A, filed with the Commission on June 15, 2023 (File No. 001-34972))

10.2†
Third Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report for the period ended December 31, 2019 on Form 10-Q (File No. 001-34972))

10.3†
Second Amended and Restated Booz Allen Hamilton Holding Corporation Annual Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report for the period ended December 31, 2019 on Form 10-Q (File No. 001-34972))

10.4†
Booz Allen Hamilton Holding Corporation Officers’ Retirement Policy (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report for the year ended March 31, 2025 on Form 10-K (File No. 001-34972))

10.5†	Form of Booz Allen Hamilton Inc. Named Executive Officer Retirement Letter*

10.6†	Officer’s Comprehensive Medical and Dental Choice Plans*

10.7†	Retired Officer Medical Plan (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report for the year ended March 31, 2024 on Form 10-K (File No. 001-34972))

10.8†	Retired Officer’s Comprehensive Medical and Dental Choice Plans*

10.9†	Group Variable Universal Life Insurance*

10.10†	Group Personal Excess Liability Insurance (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report for the year ended March 31, 2025 on Form 10-K (File No. 001-34972))

10.11†	Officer Annual Performance Bonus Policy (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report for the year ended March 31, 2018 on Form 10-K (File No. 001-34972))

10.12†
Form of Booz Allen Hamilton Holding Corporation Director and Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-167645))

10.13†	Officer Transition Policy (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report for the year ended March 31, 2025 on Form 10-K (File No. 001-34972))

10.14
Credit Agreement among Booz Allen Hamilton Inc., as the Borrower, the several lenders from time to time parties thereto, Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Lender, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, as Joint Lead Arrangers, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Barclays Bank PLC, Citigroup Global Markets Inc., HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc. and Sumimoto Mitsui Banking Corporation, as Joint Bookrunners, Credit Suisse Securities (USA) LLC, as Syndication Agent, Barclays Bank PLC, Citigroup Global Markets Inc., HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc., Sumimoto Mitsui Banking Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents, dated as of July 31, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2012 (File No. 001-34972))

10.15
First Amendment to Credit Agreement, dated as of August 16, 2013, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC, SDI Technology Corporation, and Booz Allen Hamilton International, Inc., as Guarantors,, Bank of America, N.A., as Administrative Agent, Collateral Agent and New Refinancing Tranche B Term Lender, and the other Lenders and financial institutions from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 20, 2013 (File No. 001-34972))

10.16
Second Amendment to Credit Agreement, dated as of May 7, 2014, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC, SDI Technology Corporation, ASE, Inc. and Booz Allen Hamilton International, Inc., as Guarantors, Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Lender, and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2014 (File No. 001-34972))

10.17
Third Amendment to Credit Agreement, dated as of July 13, 2016, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC, SDI Technology Corporation, ASE, Inc. and Booz Allen Hamilton International, Inc., as Guarantors, Bank of America, N.A., as Administrative Agent, Collateral Agent and New Refinancing Tranche B Term Lender, and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 18, 2016 (File No. 001-34972))

10.18
Fourth Amendment to Credit Agreement, dated as of February 6, 2017, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC and SDI Technology Corporation, as Guarantors, Bank of America, N.A., as Administrative Agent, Collateral Agent and New Refinancing Tranche B Term Lender, and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2017 (File No. 001-34972))

10.19
Fifth Amendment to Credit Agreement, dated as of March 7, 2018, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC, SDI Technology Corporation, eGov Holdings, Inc. and Aquilent, Inc., as Guarantors, Bank of America, N.A., as Administrative Agent, Collateral Agent, Exchanging Lender and New Refinancing Tranche B Term Lender, and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 7, 2018 (File No. 001-34972))

10.20
Sixth Amendment to Credit Agreement, dated as of July 23, 2018, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC, SDI Technology Corporation, eGov Holdings, Inc. and Aquilent, Inc. as Guarantors, Bank of America, N.A., as Administrative Agent and Collateral Agent and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 24, 2018 (File No. 001-34972))

10.21
Seventh Amendment to the Credit Agreement, dated as of November 26, 2019, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, Booz Allen Hamilton Engineering Holding Co., LLC, Booz Allen Hamilton Engineering Services, LLC, SDI Technology Corporation, eGov Holdings, Inc. and Aquilent, Inc., as Guarantors, Bank of America, N.A., as Administrative Agent, Collateral Agent, Exchanging Lender and New Refinancing Tranche B Term Lender and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 26, 2019 (File No. 001-34972))

10.22
Eighth Amendment to Credit Agreement, dated as of June 24, 2021, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, eGov Holdings, Inc. and Aquilent, Inc., as Guarantors, Bank of America, N.A., as Administrative Agent and Collateral Agent and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2021 (File No. 001-34972))

10.23
Ninth Amendment to Credit Agreement, dated as of September 7, 2022, among Booz Allen Hamilton Inc., as Borrower, Booz Allen Hamilton Investor Corporation, eGov Holdings, Inc., Aquilent, Inc. and Liberty IT Solutions, LLC, as Guarantors, Bank of America, N.A., as Administrative Agent and Collateral Agent and the other Lenders and financial institutions from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2022 (File No. 001-34972))

10.24
Tenth Amendment to Credit Agreement, dated as of July 27, 2023, among Booz Allen Hamilton Inc., as borrower, Bank of America, N.A., as administrative agent and the other lenders and financial institutions party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended June 30, 2023 on Form 10-Q (File No. 001-34972))

10.25
Eleventh Amendment to Credit Agreement, dated as of February 27, 2026, among Booz Allen Hamilton Inc., as borrower, Bank of America, N.A., as administrative agent and the other lenders and financial institutions party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 2, 2026 (File No. 001-34972))

10.26
Assumption Agreement, dated as of April 14, 2017, by eGov Holdings, Inc. and Aquilent, Inc. in favor of Bank of America, N.A., as collateral agent for the banks and other financial institutions or entities party to the Credit Agreement, as amended (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report for the period ended June 30, 2017 on Form 10-Q (File No. 001-34972))

10.27
Assumption Agreement, dated as of November 5, 2021, by Liberty IT Solutions, LLC, in favor of Bank of America, N.A., as collateral agent for the banks and other financial institutions or entities party to the Credit Agreement, as amended (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended December 31, 2021 on Form 10-Q (File No. 001-34972))

10.28
Guarantee Agreement made by Booz Allen Hamilton Holding Corporation, and the Subsidiary Guarantors party hereto, in favor of Bank of America, N.A., as Administrative Agent, dated as of July 27, 2023. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report for the period ended September 30, 2023 on Form 10-Q (File No. 001-34972))

10.29†
Booz Allen Hamilton Inc. Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report for the period ended December 31, 2018 on Form 10-Q (File No. 001-34972))

10.30†
First Amendment to the Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended September 30, 2019 on Form 10-Q (File No. 001-34972))

10.31†
Form of Stock Option Agreement under the Second Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report for the year ended March 31, 2017 on Form 10-K (File No. 001-34972))

10.32†
Form of Stock Option Agreement under the Second Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.59 to the Company’s Annual Report for the year ended March 31, 2019 on Form 10-K (File No. 001-34972))

10.33†
Form of Stock Option Agreement under the Third Amended and Restated Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.61 to the Company's Annual Report for the year ended March 31, 2020 on Form 10-K (file No. 001-34972)

10.34†	Officer Perquisites Policy (Incorporated by reference to Exhibit 10.45 to the Company’s Annual Report for the year ended March 31, 2018 on Form 10-K (File No. 001-34972))

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

10.38†
Form of Restricted Stock Agreement for Directors under the 2023 Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report for the period ended September 30, 2023 on Form 10-Q (File No. 001-34972))

10.39†
Form of Stock Option Agreement under the 2023 Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.44 to the Company’s Annual Report for the period ended March 31, 2024 on Form 10-K (File No. 001-34972))

10.40†
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

10.42†
Form of Special Performance Restricted Stock Unit Agreement under the 2023 Equity Incentive Plan of Booz Allen Hamilton Holding Corporation (Incorporated by reference to Exhibit 10.47 to the Company’s Annual Report for the period ended March 31, 2024 on Form 10-K (File No. 001-34972))

10.43†	Form of Stock Option Agreement under the 2023 Equity Incentive Plan of Booz Allen Hamilton Holding Corporation*

10.44†	Form of Restricted Stock Unit Agreement under the 2023 Equity Incentive Plan of Booz Allen Hamilton Holding Corporation*

10.45†	Form of Performance Restricted Stock Unit Agreement under the 2023 Equity Incentive Plan of Booz Allen Hamilton Holding Corporation*

19	Booz Allen Hamilton Holding Corporation Insider Trading Policy*

21	Subsidiaries of the registrant*

22	List of Guarantors and Subsidiary Issuers of Guaranteed Securities (Incorporated by reference to Exhibit 22 to the Company’s Annual Report for the period ended March 31, 2025 (File No 001-34972)

23	Consent of Independent Registered Public Accounting Firm*

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)*

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)*

97
Booz Allen Hamilton Holding Corporation Rule 10D-1 Clawback Policy (Incorporated by reference to Exhibit 97 to the Company’s Annual Report for the period ended March 31, 2024 on Form 10-K (File No. 001-34972))

101
The following materials from Booz Allen Hamilton Holding Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2026 and 2025; (ii) Consolidated Statements of Operations for the fiscal years ended March 31, 2026, 2025 and 2024; (iii) Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2026, 2025 and 2024; (iv) Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2026, 2025 and 2024; (v) Consolidated Statements of Stockholders' Equity for the fiscal years ended March 31, 2026, 2025 and 2024; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________________________________
*    Filed electronically herewith.
†    Management contract or compensatory arrangement.
Item 16.    Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of May, 2026.

BOOZ ALLEN HAMILTON HOLDING CORPORATION (Registrant)

By:	/s/ Horacio D. Rozanski
Name: Horacio D. Rozanski
Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Horacio D. Rozanski	Chairman and Chief Executive Officer (Principal Executive Officer)	May 22, 2026
Horacio D. Rozanski

/s/ Troy Lahr	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	May 22, 2026
Troy Lahr

/s/ Dennis Metzfield	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	May 22, 2026
Dennis Metzfield

/s/ Joan Lordi C. Amble	Director	May 22, 2026
Joan Lordi C. Amble

/s/ Debra L. Dial	Director	May 22, 2026
Debra L. Dial

/s/ Michèle A. Flournoy	Director	May 22, 2026
Michèle A. Flournoy

/s/ Mark E. Gaumond	Director	May 22, 2026
Mark E. Gaumond

/s/ Ellen Jewett	Director	May 22, 2026
Ellen Jewett

/s/ Arthur E. Johnson	Director	May 22, 2026
Arthur E. Johnson

/s/ Gretchen W. McClain	Director	May 22, 2026
Gretchen W. McClain

/s/ Robert C. O’Brien	Director	May 22, 2026
Robert C. O’Brien

/s/ Rory P. Read	Director	May 22, 2026
Rory P. Read

/s/ Charles O. Rossotti	Director	May 22, 2026
Charles O. Rossotti

/s/ William M. Thornberry	Director	May 22, 2026
William M. Thornberry