Form 10-Q
period 2026-06-30
Booz Allen Hamilton Holding Corp
filed 2026-07-24
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of 7/20/2026
Class A Common Stock	120,284,973

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in millions, except share and per share data)

	June 30, 2026	March 31, 2026
ASSETS
Current assets:
Cash and cash equivalents	$540	$728
Accounts receivable, net	2,320	2,063
Prepaid expenses and other current assets	180	170
Total current assets	3,040	2,961
Property and equipment, net of accumulated depreciation	167	171
Operating lease right-of-use assets	186	147
Intangible assets, net of accumulated amortization	597	509
Goodwill	2,528	2,399
Deferred tax assets	253	294
Other long-term assets	839	637
Total assets	$7,610	$7,118
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$19	$19
Accounts payable and other accrued expenses	1,192	909
Accrued compensation and benefits	607	641
Operating lease liabilities	29	43
Other current liabilities	59	51
Total current liabilities	1,906	1,663
Long-term debt, net of current portion	3,917	3,921
Operating lease liabilities, net of current portion	195	139
Other long-term liabilities	390	290
Total liabilities	6,408	6,013
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, Class A - $0.01 par value - authorized: 600,000,000 shares; issued: 170,513,905 and 169,805,201 shares at June 30, 2026 and March 31, 2026, respectively; outstanding: 120,284,257 and 120,341,320 shares at June 30, 2026 and March 31, 2026, respectively	2	2
Treasury stock, at cost - 50,229,648 and 49,463,881 shares at June 30, 2026 and March 31, 2026	(3,733)	(3,673)
Additional paid-in capital	1,186	1,155
Retained earnings	3,769	3,644
Accumulated other comprehensive loss	(22)	(23)
Total stockholders’ equity	1,202	1,105
Total liabilities and stockholders’ equity	$7,610	$7,118

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in millions, except per share data)

	Three Months Ended June 30,
	2026	2025
Revenue	$2,800	$2,924
Operating costs and expenses:
Cost of revenue	1,336	1,423
Billable expenses	835	881
General and administrative expenses	305	323
Depreciation and amortization	45	40
Total operating costs and expenses	2,521	2,667
Operating income	279	257
Interest expense, net	(48)	(44)
Other income	20	3
Income before income taxes	251	216
Income tax expense (benefit)	53	(55)
Net income	$198	$271
Earnings per share of common stock (Note 4):
Basic	$1.63	$2.17
Diluted	$1.63	$2.16
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Amounts in millions)

	Three Months Ended June 30,
	2026	2025
Net income	$198	$271
Other comprehensive gain (loss), net of tax:
Change in unrealized gain (loss) on derivatives designated as cash flow hedges	1	(1)
Total other comprehensive gain (loss), net of tax	1	(1)
Comprehensive income	$199	$270

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in millions)	Three Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$198	$271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45	40
Noncash lease expense	12	12
Stock-based compensation expense	21	19
Net gains on investments, dispositions, and other	(18)	(4)
Changes in operating assets and liabilities:
Accounts receivable, net	(36)	(15)
Deferred income taxes and income taxes receivable/payable	78	34
Prepaid expenses and other current and long-term assets	(48)	(69)
Accrued compensation and benefits	(30)	(32)
Accounts payable and other accrued expenses	71	(35)
Other current and long-term liabilities	(12)	(102)
Net cash provided by operating activities	281	119
Cash flows from investing activities
Purchases of property, equipment, and software	(20)	(23)
Payments for business acquisitions, net of cash acquired	(220)	—
Payments for strategic investments	(88)	(9)
Net cash used in investing activities	(328)	(32)
Cash flows from financing activities
Proceeds from issuance of common stock	9	11
Repurchases of common stock	(72)	(181)
Cash dividends paid	(73)	(70)
Repayments on revolving credit facility, term loans, and Senior Notes	(5)	(21)
Net cash used in financing activities	(141)	(261)
Net decrease in cash and cash equivalents	(188)	(174)
Cash and cash equivalents––beginning of period	728	885
Cash and cash equivalents––end of period	$540	$711
Supplemental disclosures of cash flow information
Net cash payments (receipts) during the period for:
Interest	$38	$22
Income taxes	$(16)	$24
Supplemental disclosures of non-cash investing and financing activities:
Share repurchases transacted but not settled and paid	$—	$2
Unpaid property, equipment, and software purchases	$31	$4

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in millions, except share data)	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2026	169,805,201	$2	(49,463,881)	$(3,673)	$1,155	$3,644	$(23)	$1,105
Issuance of common stock	629,371	—	—	—	7	—	—	7
Stock options exercised	79,333	—	—	—	3	—	—	3
Repurchase of common stock (1)	—	—	(765,767)	(60)	—	—	—	(60)
Net income	—	—	—	—	—	198	—	198
Other comprehensive income, net of tax	—	—	—	—	—	—	1	1
Dividends paid of 0.59 per share of common stock	—	—	—	—	—	(73)	—	(73)
Stock-based compensation expense	—	—	—	—	21	—	—	21
Balance at June 30, 2026	170,513,905	$2	(50,229,648)	$(3,733)	$1,186	$3,769	$(22)	$1,202

Balance at March 31, 2025	168,522,544	$2	(43,643,540)	$(3,082)	$1,042	$3,070	$(29)	$1,003
Issuance of common stock	313,274	—	—	—	9	—	—	9
Stock options exercised	14,279	—	—	—	1	—	—	1
Repurchase of common stock (2)	—	—	(1,497,572)	(167)	—	—	—	(167)
Net income	—	—	—	—	—	271	—	271
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1)	(1)
Dividends paid of 0.55 per share of common stock	—	—	—	—	—	(70)	—	(70)
Stock-based compensation expense	—	—	—	—	19	—	—	19
Balance at June 30, 2025	168,850,097	$2	(45,141,112)	$(3,249)	$1,071	$3,271	$(30)	$1,065
(1) During the three months ended June 30, 2026, the Company purchased 0.6 million shares of the Company’s Class A Common Stock for $50 million. Additionally, the Company’s repurchase of common stock for the three months ended June 30, 2026 includes $10 million to cover the minimum statutory taxes on repurchases and restricted stock units that vested on various dates during the period.
(2) During the three months ended June 30, 2025, the Company purchased 1.4 million shares of the Company’s Class A Common Stock for $154 million. Additionally, the Company’s repurchase of common stock for the three months ended June 30, 2025 includes $13 million to cover the minimum statutory taxes on repurchases and restricted stock units that vested on various dates during the period.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)

1. Business Overview
Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or the Company, we, us, and our, was incorporated in Delaware in May 2008. We are an advanced technology company, building products and solutions for government and business. The Company is a leader at the forefront of the nation’s technology ecosystem, and invests in emerging technologies, talent, and new business models, including partnerships with leading technology companies, venture investments, and the development of military grade products. The Company is headquartered in McLean, Virginia, with approximately 30,900 employees as of June 30, 2026, and reports operating results and financial data in one reportable segment.
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries that are majority-owned or otherwise controlled by the Company, and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the information contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2026. The interim period unaudited condensed consolidated financial statements are presented as described below. Certain information and disclosures normally required for annual financial statements have been condensed or omitted pursuant to U.S. GAAP and SEC rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation of the results of the interim periods presented have been included. The Company’s fiscal year ends on March 31 and, unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31. The results of operations for the three months ended June 30, 2026 are not necessarily indicative of results to be expected for the full fiscal year.
Accounting Estimates
The preparation of interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Actual results may differ from those estimates. There have been no material changes in the Company’s significant estimates from those disclosed in its Annual Report on Form 10-K for the year ended March 31, 2026.
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

Revenue by Contract Type:	Three Months Ended June 30,
	2026		2025
Cost-reimbursable	$1,607	57%	$1,758	60%
Time-and-materials	616	22%	638	22%
Fixed-price	577	21%	528	18%
Total Revenue	$2,800	100%	$2,924	100%

Revenue by Customer Type:	Three Months Ended June 30,
	2026		2025
National Security	2,028	72%	2,001	68%
Civil and Commercial	772	28%	923	32%
Total Revenue	$2,800	100%	$2,924	100%

Revenue by Whether the Company Acts as a Prime Contractor or a Subcontractor:	Three Months Ended June 30,
	2026		2025
Prime Contractor	$2,651	95%	$2,741	94%
Subcontractor	149	5%	183	6%
Total Revenue	$2,800	100%	$2,924	100%
Performance Obligations
Remaining performance obligations represent the transaction price of exercised contracts for which work has not yet been performed, irrespective of whether funding has or has not been authorized and appropriated as of the date of exercise. Remaining performance obligations exclude negotiated but unexercised options, the unfunded value of expired contracts, and certain variable consideration that was determined to be constrained. As of June 30, 2026 and March 31, 2026, the Company had $11.1 billion and $10.7 billion of remaining performance obligations, respectively. We expect to recognize approximately 65% of the remaining performance obligations at June 30, 2026 as revenue over the next 12 months, and approximately 75% over the next 24 months. The remainder is expected to be recognized thereafter.
Contract Related Balances
Changes in contract assets and contract liabilities are primarily due to the timing difference between the Company’s performance of services and payments from customers; contract assets consist mainly of unbilled receivables (the amount of revenue recognized that exceeds the amount billed to the customer), and contract liabilities consist mainly of deferred revenue (cash received prior to performance for programs and billings in excess of costs incurred). The following table summarizes the contract related balances recognized on the Company’s condensed consolidated balance sheets:

Description of Contract Related Balance	Balance Sheet Line Item	June 30, 2026	March 31, 2026
Accounts receivable, net	Accounts receivable, net	$2,320	$2,063
Accounts receivable–billed	Accounts receivable, net	619	555
Allowance for credit losses	Accounts receivable, net	(1)	(1)
Current contract assets - unbilled receivables	Accounts receivable, net	1,702	1,509
Non-current contract assets - unbilled receivables	Other long-term assets	$149	$58
Current contract liabilities - deferred revenue	Other current liabilities	$27	$28

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
The majority of the increase in contract assets relates to the acquisition of Defy Security in the first quarter of fiscal 2027. See Note 5, “Acquisitions, Goodwill, and Intangible Assets,” to the condensed consolidated financial statements for further details on the acquisition.
For the three months ended June 30, 2026 and 2025, we recognized revenue of $16 million and $11 million, respectively, related to our contract liabilities on April 1, 2026 and 2025, respectively.
4. Earnings Per Share
The table below provides a reconciliation of the income used to compute basic and diluted EPS for the periods presented

	Three Months Ended June 30,
	2026	2025
Numerator (1):
Earnings for basic computations	$196	$269
Earnings for diluted computations	$196	$269
Denominator:
Weighted-average common stock shares outstanding, basic	119,965,259	124,114,149
Dilutive stock options and restricted stock	219,888	361,521
Weighted-average common stock shares outstanding, diluted	120,185,147	124,475,670
Earnings per common share:
Basic	$1.63	$2.17
Diluted	$1.63	$2.16
(1)    The difference between earnings for basic and diluted computations and net income presented on the condensed consolidated statements of operations is due to undistributed earnings and dividends allocated to the participating securities. There were approximately 1.1 million and 0.8 million shares, respectively, of participating securities for the three months ended June 30, 2026 and 2025.
5. Acquisitions, Goodwill, and Intangible Assets
Agreement to Acquire Ultra I&C Mission Solutions Business
On June 19, 2026, the Company entered into a definitive agreement to acquire the Ultra I&C Mission Solutions business (“Ultra Mission Solutions”) for $720 million, subject to certain customary adjustments. Ultra Mission Solutions is a defense technology business specializing in mission critical software, encryption, and edge compute products. Contingent upon customary closing conditions, including a regulatory approval, the transaction is expected to close during the second quarter of fiscal year 2027.
Acquisition of Defy Security
On April 6, 2026, the Company acquired Defy Security for $235 million subject to customary adjustments including net working capital. Defy Security will enable the Company to deliver end-to-end, tech-enabled cybersecurity solutions, and products for U.S. and foreign customers. The acquisition was funded with cash on hand.
The acquisition is accounted for under the acquisition method of accounting, which requires the total acquisition consideration to be allocated to the assets acquired and liabilities assumed based on an estimate of the acquisition date fair value, with the difference reflected in goodwill. The provisional goodwill of $129 million is primarily attributable to the expected synergies between the Company and Defy Security and is partially deductible for tax purposes.
The Company provisionally recognized $86 million of intangible assets which consists primarily of contract related assets and are being amortized over the estimated useful life of eight years. The remaining net assets acquired are provisionally recognized at $20 million, which includes current billed and unbilled accounts receivable of $221 million and non‑current unbilled receivables of $89 million, partially offset by current accounts payable and accrued expenses of $212 million and non‑current accrued expenses of $80 million.
The valuation of Defy Security’s assets acquired and liabilities assumed are provisional and based on valuation estimates and assumptions. Although the Company does not currently expect material changes to the initial value of net assets acquired, the Company continues to evaluate assumptions related to the valuation of the assets acquired and liabilities assumed. Any adjustments to our estimates of purchase price allocation will be made in the periods in which the adjustments are determined, and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
Goodwill
As of June 30, 2026 and March 31, 2026, goodwill was $2,528 million and $2,399 million, respectively. The $129 million increase in the carrying amount of goodwill was attributable to the Company's acquisition of Defy Security.
Intangible Assets
Intangible assets consisted of the following at the periods presented below:

	June 30, 2026			March 31, 2026
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer contracts and related customer relationships	$705	$383	$322	$619	$365	$254
Software	232	147	85	202	137	65
Total amortizable intangible assets	$937	$530	$407	$821	$502	$319
Unamortizable intangible assets:
Trade name	$190	$—	$190	$190	$—	$190
Total	$1,127	$530	$597	$1,011	$502	$509
6. Accounts Payable and Other Accrued Expenses
Accounts payable and other accrued expenses consisted of the following at the periods presented below:

	June 30, 2026	March 31, 2026
Vendor payables	$677	$594
Provision for claimed costs	248	248
Accrued interest	43	32
Accrued expenses (1)	224	35
Total accounts payable and other accrued expenses	$1,192	$909
(1) Accrued expenses for the period ending June 30, 2026 include $172 million due to the acquisition of Defy Security.
See Note 11, “Commitments and Contingencies,” to the condensed consolidated financial statements for further discussion of the Company’s provision for claimed costs.
7. Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following at the periods presented below:

	June 30, 2026	March 31, 2026
Accrued payroll	$218	$289
Accrued retirement	100	77
Accrued paid time off	235	222
Other	54	53
Total accrued compensation and benefits	$607	$641

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
8. Debt
Debt consisted of the following at the periods presented below:

		June 30, 2026		March 31, 2026
	Maturity	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Term Loan A-1	9/7/2027	4.970%	$714	5.018%	$714
Term Loan A-2	2/27/2031	4.870%	$746	4.923%	$750
Senior Notes due 2028	9/1/2028	3.875%	700	3.875%	700
Senior Notes due 2029	7/1/2029	4.000%	500	4.000%	500
Senior Notes due 2033	8/4/2033	5.950%	650	5.950%	650
Senior Notes due 2035	4/15/2035	5.950%	650	5.950%	650
Less: Unamortized debt issuance costs and discount on debt			(24)		(24)
Total			3,936		3,940
Less: Current portion of long-term debt			(19)		(19)
Long-term debt, net of current portion			$3,917		$3,921
Booz Allen Hamilton Inc., a wholly owned subsidiary of Booz Allen Hamilton Holding Corporation, as borrower, and Booz Allen Hamilton Holding Corporation, as guarantor, are parties to a Credit Agreement dated as of July 31, 2012, as amended, which as of June 30, 2026, provides the Company with facility term loans of $1,460 million and a $1,500 million revolving credit facility (the “Revolving Credit Facility”), with a sub-limit for letters of credit of $200 million.
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
The Company occasionally borrows under the Revolving Credit Facility for our working capital needs. There were no borrowings during the three months ended June 30, 2026 and as of both June 30, 2026 and March 31, 2026, respectively, there was no outstanding balance on the Revolving Credit Facility.
As of June 30, 2026 and March 31, 2026, Booz Allen Hamilton was in compliance with all financial covenants associated with its debt. For further information on the Company’s debt, including material terms, conditions, restrictions and redemption options, see Note 10, “Debt,” of the Company’s consolidated financial statements included in the fiscal 2026 Annual Report on Form 10-K.
9. Income Taxes
The Company’s effective income tax rates were 21.1% and (25.5)% for the three months ended June 30, 2026 and 2025, respectively. Our effective tax rates for these periods differ from the federal statutory rate of 21.0% primarily due to the inclusion of state income taxes and permanent rate differences, which are predominantly related to certain executive compensation and the accrual of reserves for uncertain tax positions, offset by research and development tax credits, excess tax benefits for employee share-based compensation, and the Foreign-Derived Deduction-Eligible Income deduction. In addition, the fiscal year 2026 effective tax rate was also lower related to adjustments to the Company’s uncertain tax position (UTP) reserves as outlined below.
As of June 30, 2026 and March 31, 2026, the Company recorded $80 million and $75 million, respectively, of reserves for uncertain tax positions (“UTPs”) primarily related to research and development tax credits. During the quarter ended June 30, 2025, the Company reduced its UTPs by $89 million, primarily related to an $86 million adjustment from the completion of Internal Revenue Service (the “IRS”) examination procedures of the Company’s amended federal income tax returns through fiscal year 2021. No similar adjustment was recorded in the three months ended June 30, 2026. Due to the magnitude of the refund requested in the amended returns, the case will be referred to the Joint Committee on Taxation (the “JCT”) for further evaluation, as required by law for tax refunds or reductions exceeding $5 million. While the JCT has not yet reviewed this case, management does not anticipate that the resolution of this review will have a material adverse effect on the Company’s financial position or results of operations. In addition, the Company has accrued a tax benefit for interest income (net of tax effect) on the long-term receivable related to the refund requested on the amended returns of $1 million and $20 million for the three months ended June 30, 2026 and 2025, respectively.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
As of June 30, 2026 and March 31, 2026, the Company recorded long-term income tax receivables of $180 million and $178 million, respectively, which represents the amended U.S. federal return refund claims related to the audits referenced above and remains classified as other long-term assets on the condensed consolidated balance sheet as the case is subject to JCT review.
10. Investments and Fair Value Measurements
Investments
Our investments related to unconsolidated entities included in other long term assets of the Company’s consolidated balance sheets at June 30, 2026 and March 31, 2026 were:

Investments	June 30, 2026	March 31, 2026
Equity method investments	$260	$184
Other investments	192	160
Total Investments	$452	$344
Equity Method Investments
The Company’s equity method investments include investments in two venture capital funds that are considered related parties. The carrying value of these funds included in the table above as of June 30, 2026 and March 31, 2026 was $253 million and $178 million, respectively. The Company’s unfunded capital commitments as a limited partner in these funds at June 30, 2026 was $247 million.
Other Investments - Nonrecurring Fair Value Measurements
As of June 30, 2026 and March 31, 2026, the total of our investments that are accounted for at fair value on a non-recurring basis under the measurement alternative were $178 million and $146 million, respectively. While these assets are not measured at fair value on an ongoing basis, they are subject to fair value adjustments in certain circumstances (e.g., observable price changes or impairment). Cumulative fair value adjustments on these investments through June 30, 2026 were $51 million.
Recurring Fair Value Measurements
The financial instruments measured at fair value on a recurring basis in the accompanying condensed consolidated balance sheets consisted of the following at the periods presented below:

	June 30, 2026			March 31, 2026
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$244	$—	$244	$307	$—	$307
Long term deferred compensation plan asset	46	—	46	40	—	40
Total Assets	$290	$—	$290	$347	$—	$347
Liabilities:
Current derivative instruments	$—	$1	$1	$—	$1	$1
Long term deferred compensation plan liability	46	—	46	40	—	40
Total Liabilities	$46	$1	$47	$40	$1	$41
The Company did not have any Level 3 assets or liabilities as of June 30, 2026 or March 31, 2026.
Derivatives
The Company utilizes interest rate derivative financial instruments, which were designated as cash flow hedges, to manage its exposure to interest rate risk related to its variable rate debt and reducing volatility of interest expense as the variable-to-fixed interest rate swaps effectively convert a portion of the variable rate debt into fixed interest rate debt. As of June 30, 2026, the Company’s outstanding interest rate swaps have a total notional amount of $200 million and mature on June 30, 2027.

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
Cash and Cash Equivalents
As of June 30, 2026 and March 31, 2026, the Company's cash and cash equivalents presented on the accompanying condensed consolidated balance sheets include the money market funds disclosed in the table above. As of both June 30, 2026 and March 31, 2026, the fair value of the Company’s cash and cash equivalents approximated its carrying value.
Long-term Debt
The Company's long-term debt is carried at amortized cost and fair value is disclosed on a quarterly basis. The estimated fair value of debt is determined using quoted prices or other market information obtained from recent trading activity of the debt in markets that are not active (Level 2 inputs). The fair value is corroborated by prices derived from the interest rate spreads of recently completed leveraged loan transactions of a similar credit profile, industry, and terms to that of the Company. The fair value of the Senior Notes is determined using quoted prices or other market information obtained from recent trading activity in the high-yield bond market (Level 2 inputs). The estimated fair value of long-term debt as of June 30, 2026 and March 31, 2026 was $3,922 million and $3,937 million, respectively.
11. Commitments and Contingencies
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
Management believes it has recorded the appropriate provision for claimed costs for any audit, inquiry, or investigation of which it is aware that may be subject to any reductions and/or penalties. As of June 30, 2026 and March 31, 2026, the Company had recorded liabilities (included in accounts payable and other accrued expenses) of approximately $248 million for estimated adjustments to claimed costs based on its historical DCAA audit results, including the final resolution of such audits with the Defense Contract Management Agency (“DCMA”), for claimed costs incurred subsequent to fiscal 2011.
Leases
On November 12, 2025, the Company entered into two separate 15-year lease agreements for two corporate office spaces in Reston, Virginia. The Company plans to relocate its headquarters to these office spaces in the fall of 2027, dependent upon the timing of the completion of various tenant improvements. Under these lease agreements, which were entered into by Booz Allen Hamilton and are guaranteed by the Company, the estimated total undiscounted base lease payments are $240 million and the agreements provide for up to $61 million in tenant improvement allowances as of June 30, 2026. For the quarter ended June 30, 2026, the total lease liabilities arising from obtaining right-of-use assets were $51 million.

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
The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources, and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026 filed with the Securities and Exchange Commission on May 22, 2026, or Annual Report, and under Part II, “Item 1A. Risk Factors,” and “— Special Note Regarding Forward-Looking Statements” of this Quarterly Report. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Our fiscal year ends March 31 and, unless otherwise noted, references to years or fiscal are for fiscal years ended March 31. See “—Results of Operations.”
Overview
Booz Allen is an advanced technology company, building products and solutions for government and business. We are a leader at the forefront of the nation’s technology ecosystem. Our approximately 30,900 employees build tech for a diverse base of federal government and commercial customers, both domestically and in select foreign locations. By investing in emerging technologies, talent, and new business models, including partnerships with leading technology companies, venture investments, and the development of military grade products, we are accelerating the delivery of tech solutions.
Factors and Trends Affecting Our Results of Operations
Our results of operations have been, and we expect them to continue to be, affected by the following factors, which may cause our future results of operations to differ from our historical results of operations discussed under “—Results of Operations.”
U.S. Budgetary and Regulatory Environment
The U.S. continues to face an uncertain and evolving budgetary and regulatory environment, and we expect this uncertainty will continue. Additionally, we continue to see a slower procurement environment compared to prior fiscal years. Our business performance is affected by the overall level of U.S. government spending and the alignment of our offerings and capabilities with the spending priorities of the U.S. government.
The U.S. government continues to review spending across U.S. government agencies to ensure it aligns with the administration’s priorities of maximizing governmental efficiency and productivity. Additionally, U.S. government agencies continue their own independent reviews of their contract portfolios and future procurements in response to recent executive orders focused on efficiency in government procurement. We have been, and will continue to be, subject to these reviews, and we have had, and may in the future have, certain of our contracts impacted, reduced or canceled or experience price adjustments and renegotiations, as a result of these reviews. There can be no assurance that these reviews will not ultimately have a material adverse impact on our business and financial performance.
Efforts by the U.S. government to implement two specific executive orders that are intended to (i) simplify and accelerate the procurement process through a review and restructuring of the Federal Acquisition Regulation (“FAR”), and its supplements and (ii) modernize defense acquisitions by promoting commercial solutions, innovative acquisition authorities, and other existing streamlined processes remain ongoing. The FAR Council, the body responsible for issuing and maintaining the FAR, completed Phase 1 of FAR reform efforts and moved into Phase II of such efforts in June 2026. The formal rulemaking process remains ongoing, with only a portion of formal rules issued; however, proposed rules include changes that formalize the FAR's deviation-based approach and make certain streamlining shifts, as well as incorporating a number of other pending rules. Previously, in early November 2025, the Secretary of War announced and released an associated memorandum regarding a new acquisition strategy and directing certain reforms addressing Department of War purchases of military weapons. The Secretary’s accompanying memorandum and strategy outline a number of actions focused on rebuilding the Defense Industrial Base, elevating and empowering the acquisition workforce, maximizing acquisition flexibility, developing high performance systems, and improving effective lifecycle risk management. While the impact of the aforementioned changes remains uncertain, the new acquisition strategy and streamlined procurement processes have the potential to have positive impacts on our business.

Federal funding for fiscal year 2026 was subject to uncertainty for several months as Congress enacted appropriations in stages, including separate funding measures for the Department of Homeland Security and certain immigration-enforcement activities.
Although funding for fiscal year 2026 has now been enacted, future federal funding levels remain subject to uncertainty, and delays or disruptions in the appropriations process, including a prolonged government shutdown, could adversely affect our business, financial condition and results of operations.
On December 18, 2025, the National Defense Authorization Act (“NDAA”) was signed into law, which included a number of reforms that may also impact our business. Although the final bill did not adopt more narrow commercial preferences or expand the statutory definition of contractors who qualify as nontraditional contractors, it did exempt contractors who meet that definition from certain burdensome compliance requirements. The continued focus on removing barriers to new entrants and any related future legislation could reduce the likelihood of direct awards to companies like Booz Allen and effect our competitive position.
On January 7, 2026, the President signed an executive order, “Prioritizing the Warfighter in Defense Contracting”, that, among other things, limits stock buybacks and the payment of dividends by certain defense contractors. This executive order directs the Secretary of War to identify defense contractors that are underperforming on their contracts, not investing their own capital into necessary production capacity, not sufficiently prioritizing United States Government contracts, or whose production speed is insufficient as determined by the Secretary, and that have, during the period of underperformance or insufficient prioritization, investment, or production speed, engaged in any stock buy-back or corporate distribution. If the Company is identified pursuant to this executive order, it may have a negative impact on our dividends, stock buyback programs, and our ability to attract and retain talented executives. Compliance with the requirements of this executive order may be complex, costly and time-consuming, and our subcontractors may not have the necessary resources to ensure compliance. In addition, in March 2026, certain Senators introduced the Warfighter in Defense Contracting Act of 2026, which would codify and go beyond this executive order by instituting, absent a waiver, a blanket prohibition on such dividends, buybacks, and executive compensation above certain levels. In addition, the Senate Armed Services Committee’s version of the NDAA for Fiscal Year 2027 includes a related provision that would require contractors to submit a qualified defense investment plan to increase production capacity or otherwise face restrictions on stockholder distributions. These proposed legislations far exceed the framework contemplated by the executive order and would introduce significant administrative burdens for us and other companies that could be subject to such legislation.
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

The following table summarizes the value of our contract backlog as of the respective periods presented:

	June 30, 2026	June 30, 2025
	(In millions)
Backlog:
Funded	$4,664	$4,047
Unfunded	10,218	10,441
Priced options	24,601	23,777
Total backlog	$39,483	$38,265

Our total backlog consists of contractual values which is inclusive of remaining performance obligations, and potential contract value from unexercised option periods and other unexercised optional orders. As of June 30, 2026 and March 31, 2026, the Company had $11.1 billion and $10.7 billion of remaining performance obligations, respectively, and we expect to recognize approximately 65% of the remaining performance obligations as of June 30, 2026 as revenue over the next 12 months, and approximately 75% over the next 24 months. The remainder is expected to be recognized thereafter. We also expect to recognize revenue from a substantial portion of funded backlog as of June 30, 2026, within the next twelve months. However, given the uncertainties discussed below, as well as the risks described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026, we can give no assurance that we will be able to convert our performance obligations or funded backlog into revenue in any particular period, if at all. Our backlog includes orders under contracts that in some cases extend for several years. The U.S. Congress generally appropriates funds for our customers on a yearly basis, even though their contracts with us may call for performance that is expected to take a number of years to complete. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until the U.S. Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.
We view growth in total backlog as a key measure of our potential business growth. Total backlog increased by 3% from June 30, 2025 to June 30, 2026. Additions to funded backlog during the twelve months ended June 30, 2026 and 2025 totaled $11.7 billion and $11.5 billion, respectively, as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options.
We cannot predict with any certainty the portion of our backlog that we expect to recognize as revenue in any future period and we cannot guarantee that we will recognize any revenue from our backlog. The primary risks that could affect our ability to recognize such revenue on a timely basis or at all include: program schedule changes, contract modifications and our ability to assimilate and deploy new customer staff against funded backlog; cost-cutting initiatives and other efforts to reduce U.S. government spending, which could reduce or delay funding for orders for services; and, delayed funding of our contracts due to delays in the completion of the U.S. government’s budgeting process and the use of continuing resolutions by the U.S. government to fund its operations, and the other risks and factors listed under “— U.S. Budgetary and Regulatory Environment” in this Quarterly Report, as well as those listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2026. In addition, the amount of our funded backlog is also subject to change due to these factors. In our recent experience, the slowed procurement environment and reductions in contract value have had a negative effect on our ability to convert backlog to revenue as of June 30, 2026, and could have additional impacts in the future to our business and financial performance.
Critical Accounting Estimates and Policies
Our critical accounting estimates and policies are disclosed in the Critical Accounting Estimates and Policies section in Part II, “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended March 31, 2026.

Results of Operations
The following table presents items from our condensed consolidated statements of operations for the respective periods shown:

	Three Months Ended June 30,
	2026	2025
	(Unaudited)	(Unaudited)	Percent
	(In millions)		Change
Revenue	$2,800	$2,924	(4)%
Operating costs and expenses:
Cost of revenue	1,336	1,423	(6)%
Billable expenses	835	881	(5)%
General and administrative expenses	305	323	(6)%
Depreciation and amortization	45	40	13%
Total operating costs and expenses	2,521	2,667	(5)%
Operating income	279	257	9%
Interest expense, net	(48)	(44)	9%
Other income	20	3	567%
Income before income taxes	251	216	16%
Income tax expense (benefit)	53	(55)	(196)%
Net income	$198	$271	(27)%
Revenue
Revenue decreased 4% to $2,800 million for the three months ended June 30, 2026 compared to the prior year period. The decrease was primarily driven by the impact of slowed procurement which resulted in reduced headcount and billable expenses.
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
Cost of revenue as a percentage of revenue was 48% and 49% for the three June 30, 2026 and 2025, respectively. Cost of revenue decreased 6% for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The decrease for the quarter-to-date period was primarily due to decreases in salaries and related benefits due to overall headcount reductions. The prior year also included $30 million in costs related to employee severance and related charges, not present in the current year.
Billable Expenses
Billable expenses as a percentage of revenue were 30% for both the three months ended June 30, 2026 and 2025, respectively. Billable expenses decreased 5% for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decreases were primarily attributable to decreases in other direct expenses and subcontractor expenses, driven by customer demand and timing of customer needs.
General and Administrative Expenses
General and administrative expenses as a percentage of revenue were 11% for both the three months ended June 30, 2026 and 2025, respectively. General and administrative expenses decreased 6% for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease for the quarter-to-date period was primarily due to decreases in salaries and related benefits due to overall headcount reductions.

Depreciation and Amortization
Depreciation and amortization includes the depreciation of computers, leasehold improvements, furniture and other equipment, and the amortization of internally developed software, as well as third-party software that we use internally, and of identifiable long-lived intangible assets over their estimated useful lives. Depreciation and amortization expense increased 13% for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily due to the amortization of acquired intangible assets as a result of the Company’s acquisition of Defy Security.
Operating Income
Operating income increased 9% to $279 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, reflecting an increase in operating margin from 9% to 10%. Operating income was driven by the decrease in expenses noted above, partially offset by lower declines in revenue.
Interest Expense, net
Interest expense, net increased 9% for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, driven by decreases in interest income from lower cash balances and lower rates, partially offset by lower interest rates on the Company’s term loans.
Other Income (expense)
Other income, increased to $20 million for the three months ended June 30, 2026 from $3 million for the three months ended June 30, 2025. The increase over the quarter-to-date period was primarily driven by larger increases in the fair value of the Company’s investments in fiscal 2027 as compared to fiscal 2026.
Income Tax Expense
Income tax expense increased 196% for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The effective tax rate increased to 21.1% from (25.5)% for the three month period. The increase in tax expense was primarily driven by an increase in pre-tax income and a decrease in the uncertain tax position reserve in the prior year that did not recur in the current period. See Note 9, “Income Taxes,” to the condensed consolidated financial statements for further information.
Non-GAAP Measures
We publicly disclose certain non-GAAP financial measurements, including Revenue, Excluding Billable Expenses, EBITDA and Adjusted EBITDA, because management uses these measures for business planning purposes, including to manage our business against internal projected results of operations and measure our performance. We view Adjusted EBITDA as a measure of our core operating business, which excludes the impact of the items detailed below, as these items are generally not operational in nature. These non-GAAP measures also provide another basis for comparing period to period results by excluding potential differences caused by non-operational and unusual or non-recurring items. In addition, we use Revenue, Excluding Billable Expenses because it provides management useful information about the Company's operating performance by excluding the impact of costs such as subcontractor expenses, travel expenses, and other non-labor expenses incurred to perform on contracts. Billable expenses generally have lower margin and thus are less indicative of our profit generation capacity. Management believes this metric provides useful information about our business.These supplemental performance measurements may vary from and may not be comparable to similarly titled measures by other companies in our industry. Revenue, Excluding Billable Expenses, EBITDA, and Adjusted EBITDA are not recognized measurements under accounting principles generally accepted in the United States (“GAAP”) and when analyzing our performance, investors should (i) evaluate each adjustment in our reconciliation of revenue to Revenue, Excluding Billable Expenses, net income to EBITDA, and Adjusted EBITDA, and (ii) use Revenue, Excluding Billable Expenses, EBITDA, and Adjusted EBITDA in addition to, and not as an alternative to, revenue and net income, as measures of operating results, each as defined under GAAP. We have defined the aforementioned non-GAAP measures as follows
•Revenue, Excluding Billable Expenses represents revenue less billable expenses.
•EBITDA represents net income before income taxes, interest expense, net and other income, and depreciation and amortization.
•Adjusted EBITDA represents net income before income tax (benefit) expense, interest expense, net and other income, and depreciation and amortization and before certain other items, including other corporate expenses. The Company prepares Adjusted EBITDA to eliminate the impact of items it does not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary or non-recurring nature or because they result from an event of a similar nature.

Below is a reconciliation of our most directly comparable GAAP measures to our non-GAAP measures, Revenue to Revenue, Excluding Billable Expenses and Net income to EBITDA and Adjusted EBITDA, calculated and presented in accordance with GAAP:

	Three Months Ended June 30,
(In millions, except share and per share data)	2026	2025
	(Unaudited)
Revenue, Excluding Billable Expenses
Revenue	$2,800	$2,924
Less: Billable expenses	835	881
Revenue, Excluding Billable Expenses	$1,965	$2,043
EBITDA and Adjusted EBITDA
Net income	$198	$271
Income tax (benefit) expense	53	(55)
Interest expense, net and other income	28	41
Depreciation and amortization	45	40
EBITDA	324	297
Other corporate expenses (a)	10	14
Adjusted EBITDA	$334	$311
(a) In fiscal 2027, other corporate expenses consist primarily of acquisition related costs associated with the acquisition of Defy Security, and the agreement to acquire Ultra Mission Solutions. In fiscal 2026, other corporate expenses consist primarily of nonrecoverable costs associated with employee severance from cost management and restructuring initiatives, transaction costs associated with a divestiture, and acquisition related costs associated with the acquisition of Defy Security, which closed in the first quarter of fiscal 2027. See Note 20, “Supplemental Consolidated Financial Information,” and Note 21, “Subsequent Events,” to the consolidated financial statements within the Annual Report on Form 10-K for the fiscal year ended March 31, 2026 for further information.
Liquidity and Capital Resources
As of June 30, 2026, our total liquidity was $2.0 billion, consisting of $540 million of cash and cash equivalents and $1.5 billion available under the Revolving Credit Facility. In the opinion of management, we will be able to meet our liquidity and cash needs through a combination of cash flows from operating activities, available cash balances, and available borrowing under the Revolving Credit Facility. If these resources need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities.
The following table presents selected financial information for the respective periods shown:

	June 30, 2026	March 31, 2026
	(Unaudited)
	(In millions)
Cash and cash equivalents	$540	$728
Total debt	$3,936	$3,940

	Three Months Ended June 30,
	2026	2025
	(Unaudited)	(Unaudited)
	(In millions)
Net cash provided by operating activities	$281	$119
Net cash used in investing activities	(328)	(32)
Net cash used in financing activities	(141)	(261)
Net decrease in cash and cash equivalents	$(188)	$(174)

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
•debt service requirements for borrowings under our Credit Agreement and interest payments for the Senior Notes due 2028, Senior Notes due 2029, Senior Notes due 2033 and Senior Notes due 2035; and
•cash taxes to be paid.
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
Agreement to Acquire Ultra I&C Mission Solutions Business
On June 19, 2026, the Company entered into a definitive agreement to acquire the Ultra I&C Mission Solutions business (“Ultra Mission Solutions”) for $720 million, subject to certain customary adjustments. Ultra Mission Solutions is a defense technology business specializing in mission critical software, encryption, and edge compute products. Contingent upon customary closing conditions, including a regulatory approval, the transaction is expected to close during the second quarter of fiscal year 2027. The Company believes that the combination of its liquidity position and financing options provides sufficient funds to complete the transaction.
Cash Flows
Operating Cash Flow
Net cash provided by operations was $281 million for the three months ended June 30, 2026 compared to $119 million in the prior year period. The increase in operating cash was primarily driven by strong working capital management and lower tax payments as compared to the prior year.
Investing Cash Flow
Net cash used in investing activities was $328 million in the three months ended June 30, 2026 compared to $32 million in the prior year period. The increase in investing cash used over the prior year was primarily due to the Company's acquisition of Defy Security and an increase in the funding of strategic investments in the first quarter of fiscal 2027.
Financing Cash Flow
Net cash used in financing activities was $141 million in the three months ended June 30, 2026 compared to $261 million in the prior year period. The decrease in financing cash used over the prior year was primarily due to a decrease in share repurchases year over year.
Dividends and Share Repurchases
On July 24, 2026, the Company announced a regular quarterly cash dividend in the amount of $0.59 per share. The quarterly dividend is payable on August 28, 2026 to stockholders of record on August 14, 2026.
During the three months ended June 30, 2026, a quarterly cash dividend of $0.59 per share was declared and paid totaling $73 million.

On December 12, 2011, the Board of Directors initially approved a share repurchase program, which was subsequently increased from time to time, and most recently increased by $500 million to $4,085 million on October 22, 2025. The Company may repurchase shares pursuant to the program by means of open market repurchases, directly negotiated repurchases or through agents acting pursuant to negotiated repurchase agreements. During the first three months of fiscal 2027, the Company purchased 0.6 million shares of the Company's Class A Common Stock for an aggregate of $50 million. As of June 30, 2026, the Company had approximately $634 million remaining under the repurchase program.
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
The tables below present the summarized financial information as combined for the Company and Booz Allen Hamilton as of March 31, 2026 and as of and for the three months ended June 30, 2026, after the elimination of intercompany transactions and balances between the Company and Booz Allen Hamilton and excluding the subsidiaries of both entities that are not issuers or guarantors of the Senior Notes due 2033 and Senior Notes due 2035, including earnings from and investments in these entities. The summarized financial information is provided in accordance with the reporting requirements of Rule 13-01 under Regulation S-X and is not intended to present our financial position or results of operations in accordance with GAAP.
Summarized Statements of Financial Condition

(in millions)	June 30, 2026	March 31, 2026
Intercompany receivables from non-guarantor subsidiaries	$34	$32
Total other current assets	$2,776	$2,921
Goodwill and intangible assets, net of accumulated amortization	$1,521	$1,501
Total other non-current assets	$1,230	$1,134
Intercompany payables to non-guarantor subsidiaries	$116	$102
Total other current liabilities	$1,675	$1,645
Long-term debt, net of current portion	$3,917	$3,921
Total other non-current liabilities	$497	$423
Summarized Statement of Operations

(in millions)	Three Months Ended June 30, 2026
Revenue	$2,766
Revenue from non-guarantor subsidiaries	$3
Operating income	$302
Operating loss from non-guarantor subsidiaries	$(11)
Net income	$207
Net income attributable to the Obligor Group	$207
Commitments and Contingencies
We are subject to a number of reviews, investigations, claims, lawsuits, and other uncertainties related to our business. For a discussion of these items, refer to Note 11, “Commitments and Contingencies,” to our condensed consolidated financial statements.

Special Note Regarding Forward-Looking Statements
Certain statements contained or incorporated in this Quarterly Report on Form 10-Q (the “Quarterly Report”), include forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “forecasts,” “expects,” “intends,” “plans,” “anticipates,” “projects,” “outlook,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “preliminary,” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. These forward-looking statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. A number of important factors could cause actual results to differ materially from those contained in or implied by these forward-looking statements, including the risks and factors listed under “Item 1A. Risk Factors” and elsewhere in this Quarterly Report, as well as those listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2026. In light of these risks, uncertainties, and other factors, the forward-looking statements might not prove to be accurate and you should not place undue reliance upon them. All forward-looking statements speak only as of the date made and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the information disclosed in the Quantitative and Qualitative Disclosures About Market Risk section in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026 filed with the Securities and Exchange Commission on May 22, 2026.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Disclosure concerning legal proceedings can be found in Part I, Item 1. “Financial Statements, Notes to Unaudited Condensed Consolidated Financial Statements, Note 11, “Commitments and Contingencies,” under the caption, “Litigation,” which is incorporated here by this reference.
Item 1A. Risk Factors
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026 filed with the Securities and Exchange Commission on May 22, 2026.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table presents the share repurchase activity for each of the three months in the quarter ended June 30, 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
April 2026	306,260	$82	306,155	$659
May 2026	455,965	$76	329,380	$634
June 2026	3,542	$74	—	$634
Total	765,767		635,535
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

2.1
Stock Purchase Agreement, dated June 19, 2026, among (i) Booz Allen Hamilton Inc., (ii) Ultra I&C Holdings Limited, (iii) Ultra Electronics Holdings Limited, and (iv) Ultra Electronics Advanced Tactical Systems, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 22, 2026 (File No. 001-34972))

22
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
101
The following materials from Booz Allen Hamilton Holding Corporation’s Quarterly Report on Form 10-Q for the three months ended June 30, 2026 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2026 and March 31, 2026; (ii) Condensed Consolidated Statements of Operations for the three months ended June 30, 2026 and 2025; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2026 and 2025; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2026 and 2025; and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
___________________________________
* Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Booz Allen Hamilton Holding Corporation
Registrant

Date: July 24, 2026	By:	/s/ Dennis Metzfield
Dennis Metzfield Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)