Form 10-Q
period 2026-09-30
Booz Allen Hamilton Holding Corp
filed 2026-10-23
CIK 1443646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________
FORM 10-Q
 ___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding as of 10/19/2026
Class A Common Stock	118,602,638

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in millions, except share and per share data)

	September 30, 2026	March 31, 2026
ASSETS
Current assets:
Cash and cash equivalents	$334	$728
Accounts receivable, net	2,348	2,063
Prepaid expenses and other current assets	202	170
Total current assets	2,884	2,961
Property and equipment, net of accumulated depreciation	167	171
Operating lease right-of-use assets	257	147
Intangible assets, net of accumulated amortization	855	509
Goodwill	3,028	2,399
Deferred tax assets	219	294
Other long-term assets	898	637
Total assets	$8,308	$7,118
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$19	$19
Accounts payable and other accrued expenses	1,239	909
Accrued compensation and benefits	654	641
Operating lease liabilities	46	43
Other current liabilities	52	51
Total current liabilities	2,010	1,663
Long-term debt, net of current portion	4,391	3,921
Operating lease liabilities, net of current portion	252	139
Postretirement and other long-term employee benefits	233	224
Other long-term liabilities	178	66
Total liabilities	7,064	6,013
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, Class A - $0.01 par value - authorized: 600,000,000 shares; issued: 170,671,224 and 169,805,201 shares at September 30, 2026 and March 31, 2026, respectively; outstanding: 119,096,968 and 120,341,320 shares at September 30, 2026 and March 31, 2026, respectively	2	2
Treasury stock, at cost - 51,574,256 and 49,463,881 shares at September 30, 2026 and March 31, 2026	(3,833)	(3,673)
Additional paid-in capital	1,217	1,155
Retained earnings	3,879	3,644
Accumulated other comprehensive loss	(21)	(23)
Total stockholders’ equity	1,244	1,105
Total liabilities and stockholders’ equity	$8,308	$7,118

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in millions, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Revenue	$2,778	$2,890	$5,578	$5,814
Operating costs and expenses:
Cost of revenue	1,333	1,340	2,669	2,763
Billable expenses	821	918	1,656	1,799
General and administrative expenses	328	308	633	631
Depreciation and amortization	51	41	96	81
Total operating costs and expenses	2,533	2,607	5,054	5,274
Operating income	245	283	524	540
Interest expense, net	(52)	(48)	(100)	(92)
Other income (expense)	6	(2)	26	1
Income before income taxes	199	233	450	449
Income tax expense	18	58	71	3
Net income	$181	$175	$379	$446
Earnings per share of common stock (Note 4):
Basic	$1.50	$1.42	$3.13	$3.59
Diluted	$1.50	$1.42	$3.13	$3.58
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Amounts in millions)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net income	$181	$175	$379	$446
Other comprehensive gain (loss), net of tax:
Change in unrealized loss/(gain) on derivatives designated as cash flow hedges	—	(1)	1	(2)
Change in postretirement plan costs	1	1	1	1
Total other comprehensive gain (loss), net of tax	1	—	2	(1)
Comprehensive income	$182	$175	$381	$445

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in millions)	Six Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$379	$446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96	81
Noncash lease expense	22	25
Stock-based compensation expense	44	36
Net gains on investments, dispositions, and other	(28)	(4)
Changes in operating assets and liabilities:
Accounts receivable, net	(46)	54
Deferred income taxes and income taxes receivable/payable	35	78
Prepaid expenses and other current and long-term assets	(58)	(77)
Accrued compensation and benefits	14	(13)
Accounts payable and other accrued expenses	111	23
Other current and long-term liabilities	6	(109)
Net cash provided by operating activities	575	540
Cash flows from investing activities
Purchases of property, equipment, and software	(51)	(49)
Payments for business acquisitions and dispositions, net of cash acquired	(934)	—
Payments for strategic investments	(155)	(12)
Net cash used in investing activities	(1,140)	(61)
Cash flows from financing activities
Proceeds from issuance of common stock	20	27
Repurchases of common stock	(170)	(395)
Cash dividends paid	(145)	(138)
Repayments on term loan	(724)	(42)
Net proceeds from debt issuance	1,190	—
Net cash provided by (used in) financing activities	171	(548)
Net decrease in cash and cash equivalents	(394)	(69)
Cash and cash equivalents––beginning of period	728	885
Cash and cash equivalents––end of period	$334	$816
Supplemental disclosures of cash flow information
Net cash payments during the period for:
Interest	$94	$87
Income taxes	$14	$41
Supplemental disclosures of non-cash investing and financing activities:
Share repurchases transacted but not settled and paid	$6	$3
Unpaid property, equipment, and software purchases	$26	$8

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in millions, except share data)	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2026	170,513,905	$2	(50,229,648)	$(3,733)	$1,186	$3,769	$(22)	$1,202
Issuance of common stock	147,429	—	—	—	7	—	—	7
Stock options exercised	9,890	—	—	—	1	—	—	1
Repurchase of common stock (1)	—	—	(1,344,608)	(100)	—	—	—	(100)
Net income	—	—	—	—	—	181	—	181
Other comprehensive income, net of tax	—	—	—	—	—	—	1	1
Dividends paid of $0.59 per share of common stock	—	—	—	—	—	(71)	—	(71)
Stock-based compensation expense	—	—	—	—	23	—	—	23
Balance at September 30, 2026	170,671,224	$2	(51,574,256)	$(3,833)	$1,217	$3,879	$(21)	$1,244

Balance at March 31, 2026	169,805,201	$2	(49,463,881)	$(3,673)	$1,155	$3,644	$(23)	$1,105
Issuance of common stock	776,800	—	—	—	14	—	—	14
Stock options exercised	89,223	—	—	—	4	—	—	4
Repurchase of common stock (2)	—	—	(2,110,375)	(160)	—	—	—	(160)
Net income	—	—	—	—	—	379	—	379
Other comprehensive income, net of tax	—	—	—	—	—	—	2	2
Dividends paid of $1.18 per share of common stock	—	—	—	—	—	(144)	—	(144)
Stock-based compensation expense	—	—	—	—	44	—	—	44
Balance at September 30, 2026	170,671,224	$2	(51,574,256)	$(3,833)	$1,217	$3,879	$(21)	$1,244
(1) During the three months ended September 30, 2026, the Company purchased 1.3 million shares of the Company’s Class A Common Stock for $99 million. Additionally, the Company’s repurchase of common stock for the three months ended September 30, 2026 includes $1 million to cover the minimum statutory taxes on repurchases and restricted stock units that vested on various dates during the period.
(2) During the six months ended September 30, 2026, the Company purchased 2.0 million shares of the Company’s Class A Common Stock for $149 million. Additionally, the Company’s repurchase of common stock for the six months ended September 30, 2026 includes $11 million to cover the minimum statutory taxes on repurchases and restricted stock units that vested on various dates during the period.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(Amounts in millions, except share data)	Class A Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2025	168,850,097	$2	(45,141,112)	$(3,249)	$1,071	$3,271	$(30)	$1,065
Issuance of common stock	145,657	—	—	—	9	—	—	9
Stock options exercised	115,374	—	—	—	8	—	—	8
Repurchase of common stock (3)	—	—	(1,944,702)	(210)	—	—	—	(210)
Net income	—	—	—	—	—	175	—	175
Dividends paid of $0.55 per share of common stock	—	—	—	—	—	(68)	—	(68)
Stock-based compensation expense	—	—	—	—	17	—	—	17
Balance at September 30, 2025	169,111,128	$2	(47,085,814)	$(3,459)	$1,105	$3,378	$(30)	$996

Balance at March 31, 2025	168,522,544	$2	(43,643,540)	$(3,082)	$1,042	$3,070	$(29)	$1,003
Issuance of common stock	458,931	—	—	—	18	—	—	18
Stock options exercised	129,653	—	—	—	9	—	—	9
Repurchase of common stock (4)	—	—	(3,442,274)	(377)	—	—	—	(377)
Net income	—	—	—	—	—	446	—	446
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1)	(1)
Dividends paid of $1.10 per share of common stock	—	—	—	—	—	(138)	—	(138)
Stock-based compensation expense	—	—	—	—	36	—	—	36
Balance at September 30, 2025	169,111,128	$2	(47,085,814)	$(3,459)	$1,105	$3,378	$(30)	$996
(3) During the three months ended September 30, 2025, the Company purchased 1.9 million shares of the Company’s Class A Common Stock for $207 million. Additionally, the Company’s repurchase of common stock for the three months ended September 30, 2025 includes $3 million to cover the minimum statutory taxes on repurchases and restricted stock units that vested on various dates during the period.
(4) During the six months ended September 30, 2025, the Company purchased 3.3 million shares of the Company’s Class A Common Stock for $361 million. Additionally, the Company’s repurchase of common stock for the six months ended September 30, 2025 includes $16 million to cover the minimum statutory taxes on repurchases and restricted stock units that vested on various dates during the period.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)

1. Business Overview
Booz Allen Hamilton Holding Corporation, including its wholly owned subsidiaries, or the Company, we, us, and our, was incorporated in Delaware in May 2008. We are an advanced technology company, building products and solutions for government and business. The Company is a leader at the forefront of the nation’s technology ecosystem, and invests in emerging technologies, talent, and new business models, including partnerships with leading technology companies, venture investments, and the development of military grade products. The Company is headquartered in McLean, Virginia, with approximately 31,000 employees as of September 30, 2026, and reports operating results and financial data in one reportable segment.
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries that are majority-owned or otherwise controlled by the Company, and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the information contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2026. The interim period unaudited condensed consolidated financial statements are presented as described below. Certain information and disclosures normally required for annual financial statements have been condensed or omitted pursuant to U.S. GAAP and SEC rules and regulations. In the opinion of management, all adjustments considered necessary for fair presentation of the results of the interim periods presented have been included. The Company’s fiscal year ends on March 31 and, unless otherwise noted, references to fiscal year or fiscal are for fiscal years ended March 31. The results of operations for the three and six months ended September 30, 2026 are not necessarily indicative of results to be expected for the full fiscal year.
Certain amounts reported in the Company's prior fiscal year condensed consolidated financial statements have been reclassified to conform to the current year presentation, specifically the reclassification of long-term employee benefit related balances for fiscal 2026 from “Other long-term liabilities” into “Postretirement and other long-term employee benefits” on the condensed consolidated balance sheets. There are no changes to the Company’s overall financial position or results of operations as a result of this reclassification.
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

Revenue by Contract Type:	Three Months Ended September 30,				Six Months Ended September 30,
	2026		2025		2026		2025
Cost-reimbursable	$1,638	59%	$1,713	59%	$3,245	58%	$3,471	60%
Time-and-materials	580	21%	638	22%	1,196	22%	1,276	22%
Fixed-price	560	20%	539	19%	1,137	20%	1,067	18%
Total Revenue	$2,778	100%	$2,890	100%	$5,578	100%	$5,814	100%

Revenue by Customer Type:	Three Months Ended September 30,				Six Months Ended September 30,
	2026		2025		2026		2025
National Security	$2,076	75%	$2,063	71%	$4,104	74%	$4,064	70%
Civil and Commercial	702	25%	827	29%	1,474	26%	1,750	30%
Total Revenue	$2,778	100%	$2,890	100%	$5,578	100%	$5,814	100%

Revenue by Whether the Company Acts as a Prime Contractor or a Subcontractor:	Three Months Ended September 30,				Six Months Ended September 30,
	2026		2025		2026		2025
Prime Contractor	$2,621	94%	$2,701	93%	$5,272	95%	$5,442	94%
Subcontractor	157	6%	189	7%	306	5%	372	6%
Total Revenue	$2,778	100%	$2,890	100%	$5,578	100%	$5,814	100%
Performance Obligations
Remaining performance obligations represent the transaction price of exercised contracts for which work has not yet been performed, irrespective of whether funding has or has not been authorized and appropriated as of the date of exercise. Remaining performance obligations exclude negotiated but unexercised options, the unfunded value of expired contracts, and certain variable consideration that was determined to be constrained. As of September 30, 2026 and March 31, 2026, the Company had $11.8 billion and $10.7 billion of remaining performance obligations, respectively. We expect to recognize approximately 65% of the remaining performance obligations at September 30, 2026 as revenue over the next 12 months, and approximately 75% over the next 24 months. The remainder is expected to be recognized thereafter.
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

Description of Contract Related Balance	Balance Sheet Line Item	September 30, 2026	March 31, 2026
Accounts receivable, net	Accounts receivable, net	$2,348	$2,063
Accounts receivable–billed	Accounts receivable, net	639	555
Allowance for credit losses	Accounts receivable, net	(2)	(1)
Current contract assets - unbilled receivables	Accounts receivable, net	1,711	1,509
Non-current contract assets - unbilled receivables	Other long-term assets	$142	$58
Current contract liabilities - deferred revenue	Other current liabilities	$36	$28

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
For the three months ended September 30, 2026 and 2025, we recognized revenue of $5 million and $1 million, respectively, and for the six months ended September 30, 2026 and 2025 we recognized revenue of $20 million and $12 million, respectively, related to our contract liabilities on April 1, 2026 and 2025, respectively.
4. Earnings Per Share
The table below provides a reconciliation of the income used to compute basic and diluted EPS for the periods presented:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Numerator (1):
Earnings for basic computations	$179	$174	$375	$443
Earnings for diluted computations	$179	$174	$375	$443
Denominator:
Weighted-average common stock shares outstanding, basic	119,552,012	122,662,037	119,758,635	123,388,093
Dilutive stock options and restricted stock	39,625	219,526	128,344	289,899
Weighted-average common stock shares outstanding, diluted	119,591,637	122,881,563	119,886,979	123,677,992
Earnings per common share:
Basic	$1.50	$1.42	$3.13	$3.59
Diluted	$1.50	$1.42	$3.13	$3.58
(1)    The difference between earnings for basic and diluted computations and net income presented on the condensed consolidated statements of operations is due to undistributed earnings and dividends allocated to the participating securities. There were approximately 1.4 million and 0.9 million shares, respectively, of participating securities for the three months ended September 30, 2026 and 2025 and 1.2 million and 0.9 million shares of participating securities for the six months ended September 30, 2026 and 2025, respectively.
5. Acquisitions, Goodwill, and Intangible Assets
Acquisition of Ultra I&C Mission Solutions Business
On August 24, 2026, the Company acquired the Ultra I&C Mission Solutions business (“Ultra Mission Solutions”) for approximately $729 million, subject to certain customary adjustments including net working capital. Ultra Mission Solutions is a defense technology business specializing in mission critical software, encryption, and edge compute products. The acquisition was funded with cash on hand and proceeds from the Company’s recently issued bonds. See Note 8, “Debt”, to the condensed consolidated financial statements for further discussion of the Company’s bonds issued during the period.
The acquisition is accounted for under the acquisition method of accounting, resulting in provisional goodwill of $501 million, which is primarily attributable to the expected synergies between the Company and Ultra Mission Solutions and is partially deductible for tax purposes.
The Company provisionally recognized $284 million of intangible assets, consisting of $213 million of contract related assets and $71 million of developed technology, being amortized primarily over the estimated useful life of thirteen years and eight years, respectively. The remaining net liabilities assumed are provisionally recognized at $56 million, and consist primarily of deferred tax liabilities of $72 million related to the acquired intangibles.
The valuation of the assets acquired and liabilities assumed with the acquisition of Ultra Mission Solutions is provisional and based on valuation estimates and assumptions. Although the Company does not currently expect material changes to the initial value of net assets acquired, the Company continues to evaluate assumptions related to the valuation of the assets acquired and liabilities assumed. Any adjustments to our estimates of purchase price allocation will be made in the periods in which the adjustments are determined, and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date.
Acquisition of Defy Security
On April 6, 2026, the Company acquired Defy Security for $235 million. Defy Security will enable the Company to deliver end-to-end, tech-enabled cybersecurity solutions and products for U.S. and foreign customers. The acquisition was funded with cash on hand.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
The acquisition is accounted for under the acquisition method of accounting, resulting in provisional goodwill of $128 million, which is primarily attributable to the expected synergies between the Company and Defy Security and is partially deductible for tax purposes.
The Company recognized $88 million of intangible assets which consist of contract related assets and are being amortized over the estimated useful life of eight years. The remaining net assets acquired are recognized at $19 million, which includes current billed and unbilled accounts receivable of $221 million and non‑current unbilled receivables of $89 million, partially offset by current accounts payable and accrued expenses of $217 million and non‑current accrued expenses of $80 million.
The valuation of Defy Security’s assets acquired and liabilities assumed is substantially complete, with the exception of tax assets acquired and liabilities assumed and other certain matters. Any adjustments to our estimates of purchase price allocation will be made in the periods in which the adjustments are determined, and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date.
Goodwill
As of September 30, 2026 and March 31, 2026, goodwill was $3,028 million and $2,399 million, respectively. The $629 million increase in the carrying amount of goodwill was attributable to the Company's acquisitions of Defy Security and Ultra Mission Solutions.
Intangible Assets
Intangible assets consisted of the following at the periods presented below:

	September 30, 2026			March 31, 2026
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer contracts and related customer relationships	$920	$406	$514	$619	$365	$254
Software	309	158	151	202	137	65
Total amortizable intangible assets	$1,229	$564	$665	$821	$502	$319
Unamortizable intangible assets:
Trade name	$190	$—	$190	$190	$—	$190
Total	$1,419	$564	$855	$1,011	$502	$509
6. Accounts Payable and Other Accrued Expenses
Accounts payable and other accrued expenses consisted of the following at the periods presented below:

	September 30, 2026	March 31, 2026
Vendor payables	$680	$594
Provision for claimed costs	249	248
Accrued interest	42	32
Accrued expenses (1)	268	35
Total accounts payable and other accrued expenses	$1,239	$909
(1) Accrued expenses for the period ending September 30, 2026 include $180 million due to the acquisition of Defy Security.
See Note 11, “Commitments and Contingencies,” to the condensed consolidated financial statements for further discussion of the Company’s provision for claimed costs.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
7. Accrued Compensation and Benefits
Accrued compensation and benefits consisted of the following at the periods presented below:

	September 30, 2026	March 31, 2026
Accrued payroll	$245	$289
Accrued retirement	118	77
Accrued paid time off	232	222
Other	59	53
Total accrued compensation and benefits	$654	$641

8. Debt
Debt consisted of the following at the periods presented below:

		September 30, 2026		March 31, 2026
	Maturity	Interest Rate	Outstanding Balance	Interest Rate	Outstanding Balance
Term Loan A-1	9/7/2027	—%	$—	5.018%	$714
Term Loan A-2	2/27/2031	4.936%	$741	4.923%	$750
Senior Notes due 2028	9/1/2028	3.875%	700	3.875%	700
Senior Notes due 2029	7/1/2029	4.000%	500	4.000%	500
Senior Notes due 2030	1/30/2030	5.375%	700	—%	—
Senior Notes due 2033	8/4/2033	5.950%	650	5.950%	650
Senior Notes due 2034	1/30/2034	5.900%	500	—%	—
Senior Notes due 2035	4/15/2035	5.950%	650	5.950%	650
Less: Unamortized debt issuance costs and discount on debt			(31)		(24)
Total			4,410		3,940
Less: Current portion of long-term debt			(19)		(19)
Long-term debt, net of current portion			$4,391		$3,921
Booz Allen Hamilton Inc., a wholly owned subsidiary of Booz Allen Hamilton Holding Corporation, as borrower, and Booz Allen Hamilton Holding Corporation, as guarantor, are parties to a Credit Agreement dated as of July 31, 2012, as amended, which as of September 30, 2026, provides the Company with a term loan of $741 million and a $1,500 million revolving credit facility (the “Revolving Credit Facility”), with a sub-limit for letters of credit of $200 million. The Company occasionally borrows under the Revolving Credit Facility for our working capital needs. As of both September 30, 2026 and March 31, 2026, there was no outstanding balance on the Revolving Credit Facility.
Booz Allen Hamilton Inc. has issued senior notes in six separate and distinct tranches, as shown in the table above, all of which bear interest at specified rates and have individual and separate maturity dates. The two latest tranches were issued in the second quarter of fiscal 2027, where Booz Allen Hamilton Inc. issued $1.2 billion aggregate principal amount of its senior notes and subsequently paid off the outstanding balance of Term Loan A-1. All senior notes are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by Booz Allen Hamilton Holding Corporation, pursuant to applicable indentures. All senior notes’ indentures contain certain covenants, events of default and other customary provisions.
As of September 30, 2026 and March 31, 2026, Booz Allen Hamilton was in compliance with all financial covenants associated with its debt. For further information on the Company’s debt, including material terms, conditions, restrictions and redemption options, see Note 10, “Debt,” of the Company’s consolidated financial statements included in the fiscal 2026 Annual Report on Form 10-K.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
9. Income Taxes
The Company’s effective income tax rates were 9.0% and 24.9% for the three months ended September 30, 2026 and 2025, respectively, and 15.8% and 0.7% for the six months ended September 30, 2026 and 2025, respectively. Our effective tax rates for these periods differ from the federal statutory rate of 21.0% primarily due to the inclusion of state income taxes and permanent rate differences, which are predominantly related to certain executive compensation and the accrual of reserves for uncertain tax positions, offset by research and development tax credits, excess tax benefits for employee share-based compensation, and the Foreign-Derived Deduction-Eligible Income deduction. In addition, the fiscal year 2026 effective tax rate was also lower related to adjustments to the Company’s uncertain tax position reserves as outlined below.
As of September 30, 2026 and March 31, 2026, the Company recorded $85 million and $75 million, respectively, of reserves for uncertain tax positions (“UTPs”) primarily related to research and development tax credits. During the six months ended September 30, 2025, the Company reduced its UTPs by $86 million related to an adjustment from the completion of Internal Revenue Service (the “IRS”) examination procedures of the Company’s amended federal income tax returns through fiscal year 2021. No similar adjustment was recorded in the six months ended September 30, 2026. Due to the magnitude of the refund requested in the amended returns, the case will be referred to the Joint Committee on Taxation (the “JCT”) for further evaluation, as required by law for tax refunds or reductions exceeding $5 million. While the JCT has not yet reviewed this case, management does not anticipate that the resolution of this review will have a material adverse effect on the Company’s financial position or results of operations. In addition, the Company has accrued a tax benefit for interest income (net of tax effect) on the long-term receivable related to the refund requested on the amended returns of $3 million and $22 million for the six months ended September 30, 2026 and 2025, respectively.
As of September 30, 2026 and March 31, 2026, the Company recorded long-term income tax receivables of $182 million and $178 million, respectively, which represents the amended U.S. federal return refund claims related to the audits referenced above and remains classified as other long-term assets on the condensed consolidated balance sheet as the case is subject to JCT review.
10. Investments and Fair Value Measurements
Investments
Our investments related to unconsolidated entities included in other long-term assets of the Company’s consolidated balance sheets at September 30, 2026 and March 31, 2026 were:

Investments	September 30, 2026	March 31, 2026
Equity method investments	$322	$184
Other investments	197	160
Total Investments	$519	$344
Equity Method Investments
The Company’s equity method investments include investments in two venture capital funds that are considered related parties. The carrying value of these funds included in the table above as of September 30, 2026 and March 31, 2026 was $313 million and $178 million, respectively. The Company’s unfunded capital commitments as a limited partner in these funds at September 30, 2026 was $187 million.
Other Investments - Nonrecurring Fair Value Measurements
As of September 30, 2026 and March 31, 2026, the total of our investments that are accounted for at fair value on a non-recurring basis under the measurement alternative were $184 million and $146 million, respectively. While these assets are not measured at fair value on an ongoing basis, they are subject to fair value adjustments in certain circumstances (e.g., observable price changes or impairment). Cumulative fair value adjustments on these investments through September 30, 2026 were $50 million.

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)
Recurring Fair Value Measurements
The financial instruments measured at fair value on a recurring basis in the accompanying condensed consolidated balance sheets consisted of the following at the periods presented below:

	September 30, 2026			March 31, 2026
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Money market funds	$262	$—	$262	$307	$—	$307
Long-term deferred compensation plan asset	44	—	44	40	—	40
Total Assets	$306	$—	$306	$347	$—	$347
Liabilities:
Current derivative instruments	$—	$—	$—	$—	$1	$1
Long-term deferred compensation plan liability	44	—	44	40	—	40
Total Liabilities	$44	$—	$44	$40	$1	$41
The Company did not have any Level 3 assets or liabilities as of September 30, 2026 or March 31, 2026.
Derivatives
The Company utilizes interest rate derivative financial instruments, which were designated as cash flow hedges, to manage its exposure to interest rate risk related to its variable rate debt, and reducing volatility of interest expense as the variable-to-fixed interest rate swaps effectively convert a portion of the variable rate debt into fixed interest rate debt. As of September 30, 2026, the Company’s outstanding interest rate swaps have a total notional amount of $200 million and mature on June 30, 2027.
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
Cash and Cash Equivalents
As of September 30, 2026 and March 31, 2026, the Company's cash and cash equivalents presented on the accompanying condensed consolidated balance sheets include the money market funds disclosed in the table above. As of September 30, 2026 and March 31, 2026, the fair value of the Company’s cash and cash equivalents approximated its carrying value.
Long-term Debt
The Company's long-term debt is carried at amortized cost and fair value is disclosed on a quarterly basis. The estimated fair value of debt is determined using quoted prices or other market information obtained from recent trading activity of the debt in markets that are not active (Level 2 inputs). The fair value is corroborated by prices derived from the interest rate spreads of recently completed leveraged loan transactions of a similar credit profile, industry, and terms to that of the Company. The fair value of the Senior Notes is determined using quoted prices or other market information obtained from recent trading activity in the high-yield bond market (Level 2 inputs). The carrying amount and estimated fair value of long-term debt for the periods presented are as follows:

BOOZ ALLEN HAMILTON HOLDING CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in millions, except share and per share data or unless otherwise noted)

	September 30, 2026		March 31, 2026
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Term Loans	$741	$734	$1,464	$1,455
Senior Notes	3,700	3,567	2,500	2,482
Total Debt	$4,441	$4,301	$3,964	$3,937
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
Management believes it has recorded the appropriate provision for claimed costs for any audit, inquiry, or investigation of which it is aware that may be subject to any reductions and/or penalties. As of September 30, 2026 and March 31, 2026, the Company had recorded liabilities (included in accounts payable and other accrued expenses) of approximately $249 million and $248 million for estimated adjustments to claimed costs based on its historical DCAA audit results, including the final resolution of such audits with the Defense Contract Management Agency (“DCMA”), for claimed costs incurred subsequent to fiscal 2011.
Leases
On November 12, 2025, the Company entered into two separate 15-year lease agreements for two corporate office spaces in Reston, Virginia. The Company plans to relocate its headquarters to these office spaces in the fall of 2027, dependent upon the timing of the completion of various tenant improvements. Under these lease agreements, which were entered into by Booz Allen Hamilton and are guaranteed by the Company, the estimated total undiscounted base lease payments are $240 million and the agreements provide for up to $61 million in tenant improvement allowances as of September 30, 2026. For the quarter ended September 30, 2026, the total lease liabilities arising from obtaining right-of-use assets were $122 million.
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
Overview
Booz Allen is an advanced technology company, building products and solutions for government and business. We are a leader at the forefront of the nation’s technology ecosystem. Our approximately 31,000 employees build tech for a diverse base of federal government and commercial customers, both domestically and in select foreign locations. By investing in emerging technologies, talent, and new business models, including partnerships with leading technology companies, venture investments, and the development of military grade products, we are accelerating the delivery of tech solutions.
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
The U.S. government has put in place a number of executive orders and actions that could impact our business, including orders intended to (i) simplify and accelerate the procurement process through a review and restructuring of the Federal Acquisition Regulation (“FAR”), and its supplements, (ii) modernize defense acquisitions by promoting commercial solutions, innovative acquisition authorities, and other existing streamlined processes, (iii) limit stock buybacks and the payment of dividends by certain defense contractors and (iv) increase the use of firm-fixed price contracts by federal agencies.

The formal rulemaking process regarding the FAR remains ongoing, with many of the formal rules issued and review of public comments underway; however, proposed rules include changes that formalize the FAR's deviation-based approach and make certain streamlining shifts, as well as incorporating a number of other pending rules. In early November 2025, the Secretary of War announced and released an associated memorandum regarding a new acquisition strategy and directing certain reforms addressing Department of War purchases of military weapons, including elevating and empowering the acquisition workforce, maximizing acquisition flexibility, and improving lifecycle risk management. Additionally, on December 18, 2025, the National Defense Authorization Act (“NDAA”) was signed into law, which included a number of reforms that may also impact our business, including exempting nontraditional contractors from certain burdensome compliance requirements. Further, in August 2026, contemporaneously with the issuance of a portion of the formal FAR rulemaking, the Small Business Administration (“SBA”) proposed revisions to its size standards which are intended to streamline the program but have the potential, if implemented, to reshape the small business landscape by significantly expanding eligibility for SBA programs. The impact of the aforementioned changes remains uncertain. The continued focus on removing barriers to new entrants and any related future legislation could reduce the likelihood of direct awards to companies like Booz Allen and affect our competitive position, while the new acquisition strategy and streamlined procurement processes have the potential to have positive impacts on our business.
On January 7, 2026, the President signed an executive order, “Prioritizing the Warfighter in Defense Contracting”, which would restrict stock buy-backs or corporate distributions for underperforming defense contractors, as identified by the Secretary of War. If the Company is identified pursuant to this executive order, it may have a negative impact on our dividends, stock buyback programs, and our ability to attract and retain talented executives. Compliance with the requirements of this executive order may be complex, costly and time-consuming, and our subcontractors may not have the necessary resources to ensure compliance. In addition, in March 2026, certain Senators introduced the Warfighter in Defense Contracting Act of 2026, which would codify and go beyond this executive order by instituting, absent a waiver, a blanket prohibition on such dividends, buybacks, and executive compensation above certain levels. In addition, the Senate Armed Services Committee’s version of the NDAA for Fiscal Year 2027 includes a related provision that would require contractors to submit a qualified defense investment plan to increase production capacity or otherwise face restrictions on stockholder distributions. These proposed legislations far exceed the framework contemplated by the executive order and would introduce significant administrative burdens for us and other companies that could be subject to such legislation.
On April 30, 2026, the President signed an executive order, “Promoting Efficiency, Accountability, and Performance in Federal Contracting,” which directs federal agencies, subject to certain exceptions, (i) to increase the use of firm-fixed price contracts for new awards to the maximum extent consistent with law, and (ii) to seek to modify, restructure, or renegotiate, their top ten highest-dollar-value contracts issued on an other-than-fixed price basis. The Company is supportive of the recent focus by the administration on the increased usage of fixed-price and outcomes-based contracting (we refer to firm fixed price contracts where we deliver a specific outcome for a predetermined price as “outcomes-based contracting”). Compared to time-and-materials and cost-reimbursable contracts, outcomes-based contracting generally offers higher margin opportunities because we receive the benefits of any cost savings, but can involve greater financial risk because we bear the impact of any cost overruns. Additionally, we believe outcomes-based contracting results in more efficient contracting outcomes and potential savings for the U.S. government.
On September 2, 2026, the President signed into law a continuing resolution funding the U.S. government through December 11, 2026. A full-year, comprehensive appropriations agreement has not been reached; therefore future federal funding levels remain subject to uncertainty, and delays or disruptions in the appropriations process, including a prolonged government shutdown, could adversely affect our business, financial condition and results of operations.
Contract Backlog
We define backlog to include the following three components:
•Funded Backlog. Funded backlog represents the value of orders under existing contracts for which funding is appropriated or otherwise authorized less revenue previously recognized on these contracts.
•Unfunded Backlog. Unfunded backlog represents the estimated value of orders under existing contracts for which funding has not been appropriated or otherwise authorized.
•Priced Options. Priced contract options represent the estimated value of all future contract option periods under existing contracts that may be exercised at our customers’ option and for which funding has not been appropriated or otherwise authorized.
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

The following table summarizes the value of our contract backlog as of the respective periods presented:

	September 30, 2026	September 30, 2025
	(In millions)
Backlog (1):
Funded	$5,711	$5,440
Unfunded	10,409	10,668
Priced options	24,813	24,080
Total backlog	$40,933	$40,188

(1) Backlog presented includes backlog acquired from the Company’s acquisition of Ultra Mission Solutions during the six months ended September 30, 2026. Total backlog acquired from Ultra was approximately $164 million at the acquisition date.
Our total backlog consists of contractual values which is inclusive of remaining performance obligations, and potential contract value from unexercised option periods and other unexercised optional orders. As of September 30, 2026 and March 31, 2026, the Company had $11.8 billion and $10.7 billion of remaining performance obligations, respectively, and we expect to recognize approximately 65% of the remaining performance obligations as of September 30, 2026 as revenue over the next 12 months, and approximately 75% over the next 24 months. The remainder is expected to be recognized thereafter. We also expect to recognize revenue from a substantial portion of funded backlog as of September 30, 2026, within the next twelve months. However, given the uncertainties discussed below, as well as the risks described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026, we can give no assurance that we will be able to convert our performance obligations or funded backlog into revenue in any particular period, if at all. Our backlog includes orders under contracts that in some cases extend for several years. The U.S. Congress generally appropriates funds for our customers on a yearly basis, even though their contracts with us may call for performance that is expected to take a number of years to complete. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until the U.S. Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.
We view growth in total backlog as a key measure of our potential business growth. Total backlog increased by 2% from September 30, 2025 to September 30, 2026. Additions to funded backlog during the twelve months ended September 30, 2026 and 2025 totaled $11.3 billion and $11.4 billion, respectively, as a result of the conversion of unfunded backlog to funded backlog, the award of new contracts and task orders under which funding was appropriated, and the exercise and subsequent funding of priced options.
We cannot predict with any certainty the portion of our backlog that we expect to recognize as revenue in any future period and we cannot guarantee that we will recognize any revenue from our backlog. The primary risks that could affect our ability to recognize such revenue on a timely basis or at all include: program schedule changes, contract modifications and our ability to assimilate and deploy new customer staff against funded backlog; cost-cutting initiatives and other efforts to reduce U.S. government spending, which could reduce or delay funding for orders for services; and, delayed funding of our contracts due to delays in the completion of the U.S. government’s budgeting process and the use of continuing resolutions by the U.S. government to fund its operations, and the other risks and factors listed under “— U.S. Budgetary and Regulatory Environment” in this Quarterly Report, as well as those listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2026. In addition, the amount of our funded backlog is also subject to change due to these factors. In our recent experience, the slowed procurement environment and reductions in contract value have had a negative effect on our ability to convert backlog to revenue as of September 30, 2026, and could have additional impacts in the future to our business and financial performance.
Critical Accounting Estimates and Policies
Our critical accounting estimates and policies are disclosed in the Critical Accounting Estimates and Policies section in Part II, “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended March 31, 2026.

Results of Operations
The following table presents items from our condensed consolidated statements of operations for the respective periods shown:

	Three Months Ended September 30,			Six Months Ended September 30,
	2026	2025		2026	2025
	(Unaudited)	(Unaudited)	Percent	(Unaudited)	(Unaudited)	Percent
	(In millions)		Change	(In millions)		Change
Revenue	$2,778	$2,890	(4)%	$5,578	$5,814	(4)%
Operating costs and expenses:
Cost of revenue	1,333	1,340	(1)%	2,669	2,763	(3)%
Billable expenses	821	918	(11)%	1,656	1,799	(8)%
General and administrative expenses	328	308	6%	633	631	—%
Depreciation and amortization	51	41	24%	96	81	19%
Total operating costs and expenses	2,533	2,607	(3)%	5,054	5,274	(4)%
Operating income	245	283	(13)%	524	540	(3)%
Interest expense, net	(52)	(48)	8%	(100)	(92)	9%
Other income (expense)	6	(2)	(400)%	26	1	2,500%
Income before income taxes	199	233	(15)%	450	449	—%
Income tax expense	18	58	(69)%	71	3	2,267%
Net income	$181	$175	3%	$379	$446	(15)%
Revenue
Revenue decreased 4% to $2,778 million, and 4% to $5,578, respectively, for the three and six months ended September 30, 2026 compared to the prior year period. The decrease was primarily driven by the impact of a slowed procurement environment in the prior year, which resulted in a slower start to programs in the current year, predominantly from civil customers, leading to reduced headcount and billable expenses.
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
Cost of revenue as a percentage of revenue was 48% and 46% for the three months ended September 30, 2026 and 2025, respectively, and 48% for both the six months ended September 30, 2026 and 2025, respectively. Cost of revenue decreased 1% and 3% for the three and six months ended September 30, 2026 as compared to the three and six months ended September 30, 2025. The decreases were primarily due to decreases in salaries and related benefits due to overall headcount reductions. The prior year to date period also includes $30 million in costs related to employee severance and related charges, not present in the current year.
Billable Expenses
Billable expenses as a percentage of revenue were 30% and 32% for the three months ended September 30, 2026 and 2025, respectively, and 30% and 31% for the six months ended September 30, 2026 and 2025, respectively. Billable expenses decreased 11% and 8% for the three and six months ended September 30, 2026 compared to the three and six months ended September 30, 2025. The decreases were primarily attributable to decreases in other direct expenses and subcontractor expenses, driven by customer demand and timing of customer needs.
General and Administrative Expenses
General and administrative expenses as a percentage of revenue were 12% and 11% for the three months ended September 30, 2026 and 2025, respectively, and 11% for both the six months ended September 30, 2026 and 2025, respectively. General and administrative expenses increased 6% during the three months ended September 30, 2026 and remained flat during the six months ended September 30, 2026 as compared to the same periods in 2025. The year-to-date increase was primarily driven by professional fees associated with the Company’s acquisitions, but was partially offset by decreases in salaries and related benefits due to overall headcount reductions.

Depreciation and Amortization
Depreciation and amortization includes the depreciation of computers, leasehold improvements, furniture and other equipment, and the amortization of internally developed software, as well as third-party software that we use internally, and of identifiable long-lived intangible assets over their estimated useful lives. Depreciation and amortization expense increased 24% and 19% for the three and six months ended September 30, 2026, as compared to the three and six months ended September 30, 2025, primarily due to the amortization of acquired intangible assets from Defy Security and Ultra Mission Solutions.
Operating Income
Operating income decreased 13% to $245 million and decreased 3% to $524 million for the three and six months ended September 30, 2026, respectively, compared to the three and six months ended September 30, 2025, reflecting a decrease in operating margin from 10% to 9% for the quarter, with the year to date period remaining flat at 9%. Operating income was driven by the increase in expenses and declines in revenue noted above, partially offset by strong contract execution.
Interest Expense, net
Interest expense, net increased 8% and 9% for the three and six months ended September 30, 2026 as compared to the three and six months ended September 30, 2025, primarily driven by decreases in interest income from lower cash balances.
Other income (expense)
Other income (expense), increased to $6 million for the three months ended September 30, 2026 from ($2) million for the three months ended September 30, 2025, and increased to $26 million for the six months ended September 30, 2026 from $1 million for the six months ended September 30, 2025. The increases were primarily driven by an additional gain of $10 million from an earnout associated with the group of contracts sold in the fourth quarter of fiscal 2026. The year-to-date period was also affected by larger increases in the fair value of the Company’s investments in fiscal 2027 as compared to fiscal 2026.
Income Tax Expense
Income tax expense decreased 69% for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The effective tax rate decreased to 9.0% from 24.9% for the three month period. Income tax expense increased 2,267% for the six months ended September 30, 2026 as compared to the six months ended September 30, 2025. The effective tax rate increased to 15.8% from 0.7%. The year to date increase in tax expense was primarily driven by a prior year reduction in the income tax reserve related to the completion of IRS examination procedures that did not recur in the current period. The quarter to date decrease reflects the impact of tax planning strategies to maximize tax benefit for foreign derived deduction eligible income. See Note 9, “Income Taxes,” to the condensed consolidated financial statements for further information.
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
•EBITDA represents net income before income tax expense, interest expense, net and other income (expense), and depreciation and amortization.

•Adjusted EBITDA represents net income before income tax expense, interest expense, net and other income (expense), and depreciation and amortization and before certain other items, including other corporate expenses. The Company prepares Adjusted EBITDA to eliminate the impact of items it does not consider indicative of ongoing operating performance due to their inherent unusual, extraordinary or non-recurring nature or because they result from an event of a similar nature.
Below is a reconciliation of our most directly comparable GAAP measures to our non-GAAP measures, Revenue to Revenue, Excluding Billable Expenses and Net income to EBITDA and Adjusted EBITDA, calculated and presented in accordance with GAAP:

	Three Months Ended September 30,		Six Months Ended September 30,
(In millions, except share and per share data)	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Revenue, Excluding Billable Expenses
Revenue	$2,778	$2,890	$5,578	$5,814
Less: Billable expenses	821	918	1,656	1,799
Revenue, Excluding Billable Expenses	$1,957	$1,972	$3,922	$4,015
EBITDA and Adjusted EBITDA
Net income	$181	$175	$379	$446
Income tax expense	18	58	71	3
Interest expense, net and other income (expense)	46	50	74	91
Depreciation and amortization	51	41	96	81
EBITDA	296	324	620	621
Other corporate expenses (a)	17	—	27	14
Adjusted EBITDA	$313	$324	$647	$635
(a) In fiscal 2027, other corporate expenses consist primarily of acquisition related costs associated with Defy Security in the first quarter of fiscal 2027, and Ultra I&C Mission Solutions business in the second quarter of fiscal 2027. In fiscal 2026, other corporate expenses consist primarily of nonrecoverable costs associated with employee severance from cost management and restructuring initiatives, transaction costs associated with a divestiture, and acquisition related costs associated with the acquisition of Defy Security. See Note 20, “Supplemental Consolidated Financial Information,” and Note 21, “Subsequent Events,” to the consolidated financial statements within the Annual Report on Form 10-K for the fiscal year ended March 31, 2026 for further information.
Liquidity and Capital Resources
As of September 30, 2026, our total liquidity was $1.8 billion, consisting of $334 million of cash and cash equivalents and $1.5 billion available under the Revolving Credit Facility. In the opinion of management, we will be able to meet our liquidity and cash needs through a combination of cash flows from operating activities, available cash balances, and available borrowing under the Revolving Credit Facility. If these resources need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities.
The following table presents selected financial information for the respective periods shown:

	September 30, 2026	March 31, 2026
	(Unaudited)
	(In millions)
Cash and cash equivalents	$334	$728
Total debt	$4,410	$3,940

	Six Months Ended September 30,
	2026	2025
	(Unaudited)	(Unaudited)
	(In millions)
Net cash provided by operating activities	$575	$540
Net cash used in investing activities	(1,140)	(61)
Net cash provided by (used in) financing activities	171	(548)
Net decrease in cash and cash equivalents	$(394)	$(69)
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
•debt service requirements for borrowings under our Credit Agreement and interest payments for our senior notes; and
•cash taxes to be paid.
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
Cash Flows
Operating Cash Flow
Net cash provided by operations was $575 million for the six months ended September 30, 2026 compared to $540 million in the prior year period. The increase in operating cash was primarily driven by strong working capital management and lower tax payments as compared to the prior year, partially offset by reduced revenue volume.
Investing Cash Flow
Net cash used in investing activities was $1,140 million in the six months ended September 30, 2026 compared to $61 million in the prior year period. The increase in investing cash used over the prior year was primarily due to the Company's acquisitions of Defy Security and Ultra Mission Solutions and an increase in the funding of strategic investments in the first half of fiscal 2027.
Financing Cash Flow
Net cash provided by financing activities was $171 million in the six months ended September 30, 2026 compared to $548 million of net cash used in financing activities in the prior year period. The increase in financing cash over the prior year was primarily due to the issuance of senior notes in the second quarter of fiscal 2027, as well as the decrease in share repurchases year over year. The Company borrowed and subsequently repaid $200 million during the six months ended September 30, 2026 and as of both September 30, 2026 and March 31, 2026, there was no outstanding balance on the Revolving Credit Facility.
Dividends and Share Repurchases
On October 23, 2026, the Company announced a regular quarterly cash dividend in the amount of $0.59 per share. The quarterly dividend is payable on December 4, 2026 to stockholders of record on November 12, 2026.
During the three and six months ended September 30, 2026, a quarterly cash dividend of 0.59 and $1.18 per share, respectively, were declared and paid totaling $71 million and $145 million, respectively.

On December 12, 2011, the Board of Directors initially approved a share repurchase program, which was subsequently increased from time to time, and most recently increased by $500 million to $4,085 million on October 22, 2025. The Company may repurchase shares pursuant to the program by means of open market repurchases, directly negotiated repurchases or through agents acting pursuant to negotiated repurchase agreements. During the first six months of fiscal 2027, the Company purchased 2.0 million shares of the Company's Class A Common Stock for an aggregate of $149 million. As of September 30, 2026, the Company had approximately $535 million remaining under the repurchase program.
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
Summarized Financial Information
The Senior Notes due 2030, 2033, 2034, and 2035 were issued by Booz Allen Hamilton pursuant to the respective Indenture, among Booz Allen Hamilton, the Company and U.S. Bank Trust Company, National Association, as trustee, as supplemented by the respective Supplemental Indenture and are fully and unconditionally guaranteed on an unsecured and unsubordinated basis by the Company pursuant to the respective Indenture.
The tables below present the summarized financial information as combined for the Company and Booz Allen Hamilton as of March 31, 2026 and as of and for the six months ended September 30, 2026, after the elimination of intercompany transactions and balances between the Company and Booz Allen Hamilton and excluding the subsidiaries of both entities that are not issuers or guarantors of the Senior Notes due 2030, 2033, 2034, and 2035, including earnings from and investments in these entities. The summarized financial information is provided in accordance with the reporting requirements of Rule 13-01 under Regulation S-X and is not intended to present our financial position or results of operations in accordance with GAAP.
Summarized Statements of Financial Condition

(in millions)	September 30, 2026	March 31, 2026
Intercompany receivables from non-guarantor subsidiaries	$40	$32
Total other current assets	$2,575	$2,921
Goodwill and intangible assets, net of accumulated amortization	$1,518	$1,501
Total other non-current assets	$1,390	$1,134
Intercompany payables to non-guarantor subsidiaries	$135	$102
Total other current liabilities	$1,749	$1,645
Long-term debt, net of current portion	$4,391	$3,921
Total other non-current liabilities	$573	$423
Summarized Statement of Operations

(in millions)	Six Months Ended September 30, 2026
Revenue	$5,500
Revenue from non-guarantor subsidiaries	$5
Operating income	$573
Operating loss from non-guarantor subsidiaries	$(25)
Net income attributable to the Obligor Group	$401
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
None.
Issuer Purchases of Equity Securities
The following table presents the share repurchase activity for each of the three months in the quarter ended September 30, 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
July 2026	196,643	$69	196,317	$620
August 2026	466,205	$75	464,247	$585
September 2026	681,760	$73	681,760	$535
Total	1,344,608		1,342,324
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Fiscal Year 2027 Vesting Schedule Adjustments
On October 20, 2026, the Compensation, Culture and People Committee of the Board of Directors (the “Board”) approved a modification to the vesting schedule applicable to the time-based restricted stock units (RSUs) granted to our executive officers in connection with the Company’s fiscal 2027 annual equity grants. The time-based RSUs were originally scheduled to vest in three equal installments over a three-year period, subject solely to the executive officer’s continued employment through each applicable vesting date. Effective as of October 20, 2026, the time-based RSUs will instead vest on a quarterly basis over a three-year period, with approximately 16.67% of the time-based RSUs vesting on November 6, 2026 (to account for the quarterly installment that would otherwise have vested during the first fiscal quarter of fiscal year 2027) and the remaining 83.33% vesting in ten equal quarterly installments beginning on January 13, 2027, in each case, subject to the executive officer’s continued employment through each applicable vesting date.

Adoption of Amended and Restated Bylaws
On and effective as of October 21, 2026, the Company adopted the amended and restated bylaws (the “Amended and Restated Bylaws”). The changes to the Amended and Restated Bylaws, among other things, (i) relate to the designation of, and the roles and responsibilities of, certain of the Company’s officer positions, including clarifying the respective roles of the Chief Executive Officer, President, Chief Financial Officer and Treasurer, (ii) enhance the procedural mechanics applicable to stockholder requests to call special meetings, (iii) update the procedural and informational requirements for stockholder nominations and business proposals, and (iv) revise the provisions related to the conduct, adjournment and postponement of stockholder meetings. In addition to the amendments described above, the Amended and Restated Bylaws also incorporate other administrative, clarifying and conforming changes. The description of the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, filed herewith as Exhibit 3.1 to this Form 10-Q and is incorporated by reference herein.
Leadership Updates
The Company is combining the leadership of its intelligence and global defense businesses under Tom Pfeifer, who will continue as President of the National Security Sector and, as a result, effective November 2, 2026, Andrea Inserra will no longer serve as President of the Global Defense Sector.
Additionally, on October 21, 2026, Gretchen McClain, a member of the Board of the Company informed the Board of her intention to retire as a member of the Board for health-related reasons, effective immediately. In connection with Ms. McClain’s retirement, effective as of October 21, 2026, the Board appointed Rory Read as Chair of the Compensation, Culture and People Committee of the Board.
Item 6. Exhibits

Exhibit Number	Description

2.1
Stock Purchase Agreement, dated June 19, 2026, among (i) Booz Allen Hamilton Inc., (ii) Ultra I&C Holdings Limited, (iii) Ultra Electronics Holdings Limited, and (iv) Ultra Electronics Advanced Tactical Systems, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 22, 2026 (File No. 001-34972))

3.1	Amended and Restated Bylaws of Booz Allen Hamilton Holding Corporation*
4.2
Supplemental Indenture (including the form of 5.375% Senior Notes due 2030 and the form of 5.900% Senior Notes due 2034), dated as of August 4, 2026, among Booz Allen Hamilton Inc., Booz Allen Hamilton Holding Corporation, as parent guarantor, and U.S. Bank Trust Company, National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 4, 2026 (File No. 001-34972))

22
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
101
The following materials from Booz Allen Hamilton Holding Corporation’s Quarterly Report on Form 10-Q for the three and six months ended September 30, 2026 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2026 and March 31, 2026; (ii) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2026 and 2025; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended September 30, 2026 and 2025; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2026 and 2025; and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
___________________________________
* Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Booz Allen Hamilton Holding Corporation
Registrant

Date: October 23, 2026	By:	/s/ Dennis Metzfield
Dennis Metzfield Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)